Form 10-K
period 2007-11-30
MSCI Inc.
filed 2008-02-28
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

Commission file number 001-33812

MSCI INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4038723
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Wall Street Plaza, 88 Pine Street,

New York, New York 10005

(Address of Principal Executive Offices, zip code)

(212) 804-3900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  ☐    NO  ☒

The initial public offering of MSCI Inc.’s Class A common stock, $0.01 par value, commenced on November 14, 2007. There was no established market for the Registrant’s common stock prior to that date.

As of February 22, 2008, there were 16,111,388 shares of the Registrant’s Class A common stock, $0.01 par value, outstanding and 83,900,000 shares of Registrant’s Class B common stock outstanding.

Documents incorporated by reference: Portions of the Registrant’s proxy statement for its annual meeting of stockholders, to be held on April 9, 2008, are incorporated herein by reference into Part III of this Form 10-K.

MSCI INC.

FORM 10-K

FOR THE YEAR ENDED NOVEMBER 30, 2007

We own or have rights to use trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: @CREDIT, @ENERGY, @INTEREST, ACWI, Aegis, Alphabuilder, Barra, Barra One, BarraOne, Cosmos, EAFE, FEA, GICS, IndexMap, Market Impact Model, MSCI, ProStorage, StructureTool, TotalRisk, VaRdelta and VaRworks. All other trademarks, trade names and service marks included in this Annual Report on Form 10-K are property of their respective owners. For ease of reading, designations of trademarks and registered marks have been omitted from the text of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

We have included in this Annual Report on Form 10-K and from time to time may make in our public filings, press releases or other public statements, certain statements that constitute forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only MSCI’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

In some cases you can identify these statements by forward-looking words such as “may,” “might,” “should,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “potential,” “continue,” “believes” and similar expressions, although some forward-looking statements are expressed differently. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict and may cause actual results to differ materially from the forward-looking statements and from management’s current expectations. Such risks and uncertainties include those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.	Business

Overview

We are a leading provider of investment decision support tools to investment institutions worldwide. We produce indices and risk and return portfolio analytics for use in managing investment portfolios. Our products are used by institutions investing in or trading equity, fixed income and multi-asset class instruments and portfolios around the world. Our flagship products are our international equity indices marketed under the MSCI brand and our equity portfolio analytics marketed under the Barra brand. Our products are used in many areas of the investment process, including portfolio construction and optimization, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, investment manager selection and investment research.

Our clients include asset owners such as pension funds, endowments, foundations, central banks and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; and financial intermediaries such as broker-dealers, exchanges, custodians and investment consultants. As of November 30, 2007, we had a client base of over 2,900 clients across 66 countries. We had 19 offices in 15 countries to help serve our diverse client base, with approximately 53% of our revenue from clients in the Americas, 33% in Europe, the Middle East and Africa (“EMEA”), 8% in Japan and 6% in Asia-Pacific (not including Japan), based on fiscal year 2007 revenues.

Our principal sales model is to license annual, recurring subscriptions to our products for use at specified locations by a given number of users for an annual fee paid upfront. The substantial majority of our revenues comes from these annual, recurring subscriptions. Over time, as their needs evolve, our clients often add product modules, users and locations to their subscriptions, which results in an increase in our revenues per client. Additionally, a rapidly growing source of our revenues comes from clients who use our indices as the basis for index-linked investment products such as ETFs. These clients commonly pay us a license fee based on the investment product’s assets. We also generate a limited amount of our revenues from certain exchanges that use our indices as the basis for futures and options contracts and pay us a license fee based on their volume of trades.

History and Development of Our Company

MSCI Inc. was formed as a Delaware corporation in 1998. Our two shareholders were Morgan Stanley (“Morgan Stanley”) and Capital Group International, Inc. (“Capital Group International”). On December 1, 2004, we acquired Barra, Inc. On November 20, 2007, we completed an initial public offering of 16.1 million shares of our class A common stock, 2.1 million of which were purchased pursuant to the underwriters’ exercise of their over-allotment option. The net proceeds from the offering were $265.0 million after deducting $20.3 million of underwriting discounts and commissions and $4.5 million of other offering expenses.

We were a pioneer in developing the market for international equity index products and equity portfolio risk analytics tools. MSCI introduced its first equity index products in 1969 and Barra launched its first equity risk analytics products in 1975. Over the course of more than 30 years, our research organization has accumulated an in-depth understanding of the investment process worldwide. Based on this wealth of knowledge, we have created and continue to develop, enhance and refine sophisticated index construction methodologies and risk models to meet the growing, complex and diverse needs of our clients’ investment processes. Our models and methodologies are the intellectual foundation of our business and include the innovative algorithms, formulas and analytical and quantitative techniques that we use, together with market data, to produce our products. Our long history has allowed us to build extensive databases of proprietary index and risk data, as well as to accumulate valuable historical market data, which we believe would be difficult to replicate and which provide us with a substantial competitive advantage.

Our Products and Services

Our primary products consist of equity indices, equity portfolio analytics and multi-asset class portfolio analytics. We also have product offerings in the areas of fixed income portfolio analytics, hedge fund indices and risk models, and energy and commodity asset valuation analytics. Our products are generally comprised of proprietary index data, risk data and sophisticated software applications. Our index and risk data are created by applying our models and methodologies to market data. For example, we input closing stock prices and other market data into our index methodologies to calculate our index data, and we input fundamental data and other market data into our risk models to produce our risk forecasts for individual securities and portfolios of securities. Our clients can use our data together with our proprietary software applications, third-party applications or their own applications in their investment processes. Our software applications offer our clients sophisticated portfolio analytics to perform in-depth analysis of their portfolios, using our risk data, the client’s portfolio data and fundamental and market data. Our products are marketed under three leading brands. Our index products are typically branded “MSCI.” Our portfolio analytics products are typically branded “Barra.” Our energy and commodity analytics products are typically branded “FEA.”

Equity Index Products

Our MSCI-branded equity index products are designed to measure returns available to investors across a wide variety of markets (e.g., Europe, Japan or emerging markets), size (e.g., small capitalization or large capitalization), style (e.g., growth or value) and industries (e.g., banks or media). As of November 30, 2007, we calculated over 100,000 equity indices daily.

Approximately 2,150 clients worldwide subscribed to our equity index products for use in their investment portfolios and for market performance measurement and analysis in fiscal 2007. In addition to delivering our products directly to our clients, as of November 30, 2007, we also had 49 third-party financial information and analytics software providers who distribute our various equity index products worldwide. The performance of our equity indices is also frequently referenced when selecting investment managers, assigning return benchmarks in mandates, comparing performance and providing market and academic commentary. The performance of certain of our indices is reported on a daily basis in the financial media.

Our primary equity index products are:

•	MSCI International Equity Indices

The MSCI International Equity Indices are our flagship index products. They are designed to measure returns available to international investors across a variety of public equity markets. As of November 30, 2007, the indices included 56 country indices across developed and emerging markets, as well as various regional composite indices built from the component country indices, including the well-known MSCI EAFE (Europe, Asia-Pacific (not including Japan), and Far East), MSCI World and MSCI Emerging Markets Indices. The MSCI EAFE Index is licensed as the basis of the iShares MSCI EAFE Index Fund, the second largest exchange traded fund in the world with over $50.9 billion of assets as of November 30, 2007. In addition, the International Equity Indices include industry indices, value and growth style indices and large-, mid-, and small-capitalization size segment indices.

The MSCI International Equity Indices are the most widely used international equity indices in the industry. We continue to enhance and expand this successful product offering. Recent examples include the introduction of the MSCI Global Investable Market Indices methodology, the MSCI Global Islamic Indices and the MSCI GCC Countries Indices.

•	MSCI Domestic Equity Indices

The MSCI Domestic Equity Indices are designed to measure the returns available to domestic investors in the U.S., Japan and China public equity markets. In addition to offering a total market index, each of these domestic country index series includes value and growth style indices, and in the case of the U.S. and Japan, large-, mid-, small- and micro-capitalization size segment indices.

•	Global Industry Classification Standard (GICS)

The Global Industry Classification Standard was developed and is maintained jointly by us and Standard & Poor’s. We designed this classification system to respond to our clients’ needs for a consistent, accurate and complete framework for classifying companies into industries. The GICS has been widely accepted as an industry analysis framework for investment research, portfolio management and asset allocation. Our equity index products classify constituent securities according to the GICS.

We also offer GICS Direct, a product developed jointly with Standard & Poor’s. GICS Direct is a database of more than 36,000 active companies and 40,000 securities classified by sector, industry group, industry and sub-industry in accordance with the proprietary GICS methodology.

Equity Portfolio Analytics Products

Our Barra-branded equity portfolio analytics products assist investment professionals in analyzing and managing risks and returns for equities at both the asset and portfolio level in major equity markets worldwide. Barra equity risk models identify and analyze the factors that influence equity asset returns and risk. Our most widely used Barra equity products utilize our fundamental multi-factor equity risk model data to help our clients construct, analyze, optimize and manage equity portfolios. Our multi-factor risk models identify common factors that influence stock price movements, such as industry group and style characteristics, based on market and fundamental data. The proprietary risk data available in our products identifies an asset’s or a portfolio’s sensitivities to these common factors. Risk not attributable to the common factors is risk unique to the asset.

Approximately 800 clients worldwide subscribed to our equity portfolio analytics products in fiscal 2007. Asset owners often request Barra risk model measurements for portfolio risk and tracking error when selecting investment managers, prescribing investment restrictions and assigning investment mandates. Our clients can use our equity portfolio analytics by installing our proprietary software applications and equity risk data in their technology platforms, by accessing our software applications and risk data via the Internet, by integrating our equity risk data into their own applications or third-party applications, like FactSet, that have incorporated our equity risk data and analytics into their offerings.

Our primary equity portfolio analytics products are:

•	The Barra Aegis System

Barra Aegis is our flagship equity risk management and analytics system. It is a sophisticated software application for equity risk management and portfolio analysis that is powered by our proprietary equity risk data. It is deployed by the client as a desktop application. Barra Aegis is an integrated suite of equity investment analytics modules, specifically designed to help clients actively manage their equity risk against their expected returns. It also enables clients to construct optimized portfolios based on client-specified expectations and constraints.

Barra Aegis also provides a factor-based performance attribution module which allows clients to analyze realized returns relative to risk factors by sectors, styles, currencies and regions. Barra Aegis tools also help clients identify returns attributable to stock selection skills. Additionally, using Barra Aegis’ advanced automation tools, clients can back-test their portfolio construction strategies over time.

•	Equity Models Direct

Our Equity Models Direct product delivers our proprietary risk data to clients for integration into their own software applications. The proprietary risk data in Equity Models Direct is also available via third-party providers. Based on their investment processes, clients select the risk data that best suits their needs. We offer proprietary risk data from the following Barra risk models:

Single Country Equity Risk Models. Our single country equity risk models identify the unique set of factors most able to explain the risk of portfolios in that market. Examples include our USE3 model (i.e., U.S. equity model, version 3) which models risk for U.S. equity assets and portfolios, and our UKE7 model which models risk for United Kingdom equity assets and portfolios. Data from the USE3 equity risk model is our most commonly licensed Barra risk data.

Global Equity Model (“GEM”). Our global equity risk model utilizes factors that best explain risks associated with multiple-country equity investing.

Barra Integrated Model (“BIM”). Our integrated model provides a detailed view of risk across markets, asset classes and currencies. It begins by identifying the factors that affect the returns of equity and fixed income securities and currencies in many countries around the world. These factors are then combined into a single global model that can forecast the risk of a multi-asset class, global portfolio.

Short-Horizon Equity Models. Our short horizon equity models, designed to forecast risk over a period of one to six months, provide portfolio managers and analysts with more responsive risk forecasts. By using daily data and placing greater emphasis on recent events, the short-horizon models adapt more quickly to changing market conditions and emerging trends.

Multi-Asset Class Portfolio Analytics Products

Our multi-asset class portfolio analytics products offer a consistent risk assessment framework for managing and monitoring investments in a variety of asset classes across an organization. The products are based on proprietary fundamental multi-factor risk models, value-at-risk methodologies and asset valuation models. They enable clients to identify, monitor, report and manage potential market risks from equities, fixed income, derivatives contracts and alternative investments, and to analyze portfolios and systematically analyze risk and return across multiple asset classes. Using these tools, clients can identify the drivers of market risk across their investments, produce daily risk reports, run pre-trade analysis and optimizations, evaluate and monitor multiple asset managers and investment teams and access correlations across a group of selected portfolios.

We have two major products in this area, which differ mainly in how they are delivered to clients and in certain functionality:

•

The BarraOne System. Clients access BarraOne via the Internet, using their desktop browsers. This product includes modules for risk allocation and risk budgeting, Brinson-Fachler performance attribution, and historical “as-of” analysis of portfolios.

•

The Barra TotalRisk System. Clients install TotalRisk on their own information technology infrastructure. This product includes simulation modules that enable clients to perform historical and Monte Carlo value-at-risk calculations.

Currently, we are actively seeking to license subscriptions only to BarraOne and related risk data for multiple asset classes. Once most of the features and functionality of Barra TotalRisk have been added to BarraOne, we plan to decommission Barra TotalRisk. We are currently offering our Barra TotalRisk clients the opportunity to transition to BarraOne.

Other Products

Our other products consist of fixed income portfolio analytics products to facilitate the investment processes of fixed income investors; hedge fund indices and risk models for use by investors in hedge funds; and energy and commodity valuation asset analytics for investors, traders and hedgers in these asset classes.

•	The Barra Cosmos System for Fixed Income Portfolio Analytics

Barra Cosmos enables global fixed income portfolio managers to manage risk and optimize return in a multi-currency, global bond portfolio. This adaptable product integrates specific bond, derivative and currency strategies to reflect each user’s investment style, while monitoring the overall risk exposure of the portfolio. Barra Cosmos is deployed by the client as a desktop application.

•	Hedge Fund Indices

Our hedge fund indices are designed to provide a broad representation of the hedge fund universe, and offer a consistent and granular classification of hedge funds into strategies. These indices contain over 3,300 funds and we regularly seek to include additional funds. We also calculate investable hedge fund indices that aim to reflect the overall structure of the hedge fund universe or relevant segments of that universe, but which consist solely of funds available on an identified third-party hedge fund platform. These hedge funds have agreed with the platform provider to accept investments from, and to provide liquidity to, investment vehicles such as tracker funds that are linked to the performance of our investable hedge fund indices. In total we calculate over 190 hedge fund indices.

•	Hedge Fund Risk Model

Our hedge fund risk model identifies the major factors driving the returns and risks of investments in hedge funds. It provides investors in hedge funds, such as managers of funds of hedge funds, with risk forecasts and profiles of their exposures to the major sources of risk. Given the lack of transparency among hedge funds, the model utilizes historical returns rather than position level information. This model is available in our BarraOne and Barra TotalRisk software applications.

•	Energy and Commodity Asset Valuation Analytics Products

Our energy and commodity valuation products are software applications that offer a variety of quantitative analytics tools for valuing, modeling and hedging physical assets and derivatives across a number of market segments including energy and commodity assets. These software applications are not provided with any market data or proprietary index or risk data. These products are typically branded “FEA” and include products such as @Energy, VaRworks and StructureTool.

Growth Strategy

We have experienced growth in recent years with operating revenues and operating income increasing by 19.1% and 55.3%, respectively, for the year ended November 30, 2007 compared to year ended November 30, 2006, and by 11.6% and 13.1%, respectively, in the fiscal year ended November 30, 2006 compared to the fiscal year ended November 30, 2005.

We believe we are well-positioned for significant growth and have a multi-faceted growth strategy that builds on our strong client relationships, products, brands and integral role in the investment process. The number, diversity, size, sophistication and amount of assets held in investment institutions that own, manage and direct financial assets have grown significantly in recent years. These investment institutions increasingly require sophisticated investment management tools such as ours to support their complex and global investment processes. Set forth below are the principal elements of our strategy to grow our company and meet the increasing needs of these institutions for investment decision support tools:

•

Client Growth. We believe there are significant opportunities to increase the number of users and locations and the number of products we license to existing client organizations, and to obtain new clients in both existing and new geographic markets and client types worldwide. We intend to:

•

Increase product subscriptions and users within our current client base. Many of our clients use only one or a limited number of our products, and we believe there are substantial opportunities to cross sell our other investment decision support tools. This is particularly the case with respect to our various offerings for the equity investment process. In addition, we will continue to focus on adding new users and new locations for current products with existing clients.

•

Expand client base in current client types. We plan to add new clients by leveraging our brand strength, our products, our broad access to the global investment community and our strong knowledge of the investment process. This includes client types in which we already have a strong penetration for our flagship international equity index and equity portfolio analytics products.

We also plan to increase licensing of our indices for index-linked investment products to capitalize on their growth in number, variety and assets. The following table demonstrates the success we have experienced as of November 30, 2007 in licensing our equity indices as the basis of ETFs, and we believe there is potential for substantial continued growth and expansion in this market in the future.

Number of Exchange Listings of ETFs Linked to MSCI Equity Indices

	As of November 30,
Region	2007	2006	2005
Americas	96	61	50
EMEA	57	39	27
Asia	19	5	4

Total	172	105	81

The table below demonstrates the growth of assets in ETFs linked to our equity indices:

Assets in ETFs Linked to MSCI Indices

	As of November 30,
MSCI Equity Index	2007	2006	2005
	(in billions)
EAFE	$51.5	$37.2	$23.5
Emerging Markets	36.4	18.3	10.4
Japan	13.1	15.8	14.0
US Broad Market	9.5	6.9	5.6
Brazil	8.3	3.1	1.1
Europe	5.3	3.2	1.0

Subtotal	124.1	84.5	55.6
Other Indices	67.6	38.0	17.3

Total	$191.7	$122.5	$72.9

Source: Bloomberg & MSCI.

•

Expand into client types in which we are underrepresented. We plan to expand into client types in which we do not currently have a leading presence. In particular, we intend to continue to focus on increasing the number of hedge fund managers using our products. Even though still relatively small, our revenues from hedge fund managers have been growing rapidly, and we believe we have significant growth potential. We believe that our equity risk data is particularly valuable to the investment processes of hedge fund managers. Recent enhancements to our equity portfolio analytics products have been focused on the needs of long/short equity hedge fund managers in particular.

•

Expand global presence. We have a strong presence in the U.S., Western Europe and certain parts of Asia. While we have established a presence in selected markets within the Middle East, Asia, Africa, Eastern Europe and Latin America, there is potential for further penetration and growth in these markets. We intend to leverage our strong brands, reputation, products and existing presence to continue to expand in these markets and gain more clients. For example, we have recently opened sales offices in Chicago, Dubai and Mumbai.

•	Product Growth. We plan to develop new product offerings and continue to enhance our existing products through internal product development.

•

Create innovative new equity product offerings and enhancements. In order to maintain and enhance our leadership position, we plan to introduce innovative new products and enhancements to existing products. We maintain an active dialogue with our clients in order to understand their needs and anticipate market developments. For example, in June 2007, after client consultations that began in March 2006, we enhanced our international equity index offering with the introduction of the MSCI Global Investable Market Indices. Additionally, after extensive client consultations, we are in the process of enhancing our Global Equity Model for our portfolio analytics products.

•

Expand our presence across all asset classes. We believe our well-established reputation and client base in the equity area as well as our experienced research staff provide us with a strong foundation to become a leading provider of tools for investors in multi-asset class portfolios and other asset classes such as fixed income. We are investing in these products, particularly our web-based multi-asset class software application, BarraOne, as well as our hedge fund risk model.

•

Expand our capacity to design and produce new products. We intend to increase our investments in new model research, data production systems and software application design to enable us to design and produce new products more quickly and cost-effectively. Increasing our ability to process additional models and data, and design and code software applications more effectively, will allow us to respond faster to client needs and bring new products and product enhancements to the market more quickly.

•

Growth Through Acquisitions. We intend to actively seek to acquire products, technologies and companies that will enhance, complement or expand our product offerings and client base, as well as increase our ability to provide investment decision support tools to equity, fixed income and multi-asset class investment institutions.

Competitive Advantages

We believe our competitive advantages include the following:

•

Strong brand recognition. Our indices, portfolio analytics and energy and commodity asset valuation analytics, marketed under the MSCI, Barra and FEA brands, respectively, are well-established and recognized throughout the investment community worldwide. We are an industry leader in international equity indices and equity portfolio analytics tools worldwide. Our brand strength reflects the longstanding quality and widespread use of our products. We believe our products are well-positioned to be the tools of choice for investment institutions increasingly looking to third parties for benchmarking, index-linked product creation, portfolio risk management and related tools.

•

Strong client relationships and deep understanding of their needs. Our consultative approach to product development, dedication to client support and range of products have helped us build strong relationships with investment institutions around the world. We believe the skills, knowledge and experience of our research, software engineering, data management and production and product management teams enable us to develop and enhance our models, methodologies, data and software applications in accordance with client demands and needs. We consult with our clients and other market participants during the product development and construction process to take into account their actual investment process requirements.

•

Client reliance on our products. Many of our clients have come to rely on our products in their investment management processes, integrating our products into their performance measurement and risk management processes, where they become an integral part of their daily portfolio management functions. In certain cases, our clients are requested by their customers to report using our tools or data. Consequently, we believe that certain of our clients may experience business disruption and additional costs if they chose to cease using or replace our products.

•

Sophisticated models with practical application. We have invested significant time and resources for more than three decades in developing highly sophisticated and practical index methodologies and risk models that combine financial theory and investment practice. We enhance our existing models to reflect the evolution of markets and to incorporate methodological advances in risk forecasting. New models and major enhancements to existing models are reviewed by our model review committee.

•

Open architecture and transparency. We have an open architecture philosophy. Clients can access our data through our software applications, third-party applications or their own applications. We also recognize that the marketplace is complex and that a competitor in one context may be a supplier or distributor in another context. For example, Standard & Poor’s competes with us in index products, supplies index data available in our portfolio analytics software products and jointly developed and maintains GICS and GICS Direct with us. In order to provide transparency, we document and disclose many details of our models and methodologies to our clients so that they can better understand and utilize the tools we offer. We strongly believe this open architecture approach benefits us and our clients.

•

Global products and operations. Our products cover most major investment markets throughout the world. For example, as of November 30, 2007, our international equity indices covered 56 countries, spanning both developed and emerging market countries. On December 1, 2007, we launched a new family of benchmark equity indices, Frontier Markets, which cover 19 countries. In addition, in fiscal 2007, we produced equity risk data for 42 countries and an integrated multi-asset class risk model that covered 56 equity markets and 46 fixed income markets. As of November 30, 2007, our clients were located in 66 countries and many of them have a presence in multiple locations around the world. As of November 30, 2007, our employees were located in 15 countries in order to maintain close contact with our clients and the international markets we follow. We believe our global presence and focus allow us to serve our clients well and capitalize on a great number of business opportunities in many countries and regions of the world.

•

Highly skilled employees. Our workforce is highly skilled, technical and, in some instances, specialized. In particular, our research and software application development departments include experts in advanced mathematics, statistics, finance, portfolio investment and software engineering, who combine strong academic credentials with market experience. As of November 30, 2007, over 40 of our employees held doctorate degrees. Employees in our diverse global client coverage group collectively held more than 65 MBAs or other Masters degrees. Our employees’ experience and knowledge gives us access to, and allows us to add value at, the highest levels of our clients’ organizations.

•

Extensive historical databases. We have accumulated comprehensive databases of historical global market data and proprietary index and risk data. We believe our substantial and valuable databases of proprietary index and risk data, including over 38 years of certain index data history and over 34 years of certain risk data history, would be difficult and costly for another party to replicate. The information is not available from any single source and would require intensive data checking and quality assurance testing that we have performed over our many years of accumulating this data. Historical data is a critical component of our clients’ investment processes, allowing them to research and back-test investment strategies and analyze portfolios over many investment and business cycles and under a variety of historical situations and market environments.

Clients

Based on our revenues for the fiscal year ended November 30, 2007, we served over 2,900 clients across 66 countries worldwide with 53% of revenue from our client base in the Americas, 33% in EMEA, 8% in Japan and 6% in Asia-Pacific (not including Japan). Our clients include asset owners such as pension funds, endowments, foundations, central banks and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, ETFs, hedge funds and private wealth; and financial intermediaries such as broker-dealers, exchanges, custodians and investment consultants. To calculate the number of our clients, we have counted affiliates, cities and certain business units within a single organization (e.g., buy-side and sell-side business units) as separate clients when they separately subscribe to our products. For example, the asset management and broker-dealer arms of a diversified financial services firm are treated as separate clients. We have enjoyed very high product subscription Retention Rates. Our Retention Rates were 92% and 91% for the fiscal years ended November 30, 2007 and 2006, respectively. For a description of the calculation of our Retention Rates, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Metrics and Drivers—Retention Rate.”

As of November 30, 2007, our equity index products were used by approximately 2,150 clients. As of November 30, 2007, our portfolio analytics products were used by over 900 clients worldwide.

Revenues from our ten largest clients contributed a total of 31%, 31% and 28% of revenues for the fiscal years ended November 30, 2007, 2006 and 2005, respectively.

In the fiscal years ended November 30, 2007 and 2006 our largest client organization by revenue, Barclays, accounted for 12.6% and 11.2% of our total revenues, respectively. For the fiscal years ended November 30, 2007 and 2006, approximately 91.5% and 90.0% of our revenues from Barclays came from fees based on the assets of ETFs linked to MSCI equity indices. In addition, 3.4% of our revenues in the year ended November 30, 2007 consisted of revenues from Morgan Stanley, our principal shareholder. No client represented more than 10% of our operating revenues in the fiscal year ended November 30, 2005.

Marketing

We market our products to investment institutions and service providers worldwide. See “—Clients” above. Our research and product management teams seek to understand our clients’ investment process and their needs and design tools that help clients address them. Because of the sophisticated nature of our products, our main means of marketing is through face-to-face meetings and 24-hour client support, as described in “—Sales and Client Support” below. These marketing and support efforts are supplemented by our website, our client seminars, our participation in industry conferences, our ongoing product consultations and research papers, and our public relations efforts.

Members of our research team and other employees regularly speak at industry conferences, as well as at our own seminars. We host over 100 seminars and workshops per year in locations across the globe. These seminars and workshops bring our staff and our clients’ investment professionals together, expose those professionals to our latest research and product enhancements and give our staff an opportunity to gain insight into our clients’ needs. Our marketing communications professionals also arrange interviews for our professionals in prominent industry journals and issue press releases on product developments and releases. Our strategic marketing professionals collaborate with our product specialists to analyze our clients’ use of our products and to analyze the competitive landscape for our products.

Sales and Client Support

As of November 30, 2007, we employed over 90 sales people and over 50 client support people worldwide. Of these, over 35 were located in our New York headquarters and over 25 were located in our London office. In the last few years we have expanded our sales effort in two ways. We have opened sales offices in Shanghai, Dubai, Mumbai and Chicago. We have also created more teams dedicated solely to the needs of certain client types such as hedge funds, asset owners and broker dealers. In total, our sales and client support staff was based in 16 offices around the world enabling us to provide face-to-face client service.

Our sales people service established clients and develop new ones. Our client support team provides 24-hour support five days a week to our clients as needed. Client support teams focus on different types of clients. We believe that the size, quality, knowledge and experience of our sales and client support staff, as well as their proximity to clients, differentiates us from our competitors. Because of the sophisticated nature of our products and their uses, our sales and client support staff have strong academic and financial backgrounds. Our sales people are compensated under a salary and bonus system and do not receive commissions.

The sales cycle for new clients varies based on the product. Because of the sophisticated nature of our products, most new sales require one or more face-to-face meetings with the prospective client. Once the sales group has obtained a new client, the client is introduced to our client support team. For Barra-branded products, sales and client support personnel are available to provide intensive on-site training in the use of the models, data and software application underlying each product. They also provide continuing support, which may include on-site visits, telephone support and routine client support needed in connection with the use of the product, all of which are included in the recurring subscription fee.

Product Development and Production

We take a coordinated team approach to product development and production. Our product management, research, data management and production, and software engineering departments are at the center of this process.

Based on a comprehensive understanding of the investment process worldwide, our research department is responsible for developing, reviewing and enhancing our various methodologies and models. Our global data management and production team designs and manages our processes and systems for market data procurement, proprietary data production and quality control. Our software engineering team builds our sophisticated software applications. As part of our product development process, we also commonly undertake extensive consultations with our clients and other market participants to understand their specific needs and investment process requirements. Our product management team facilitates this collaborative product development and production approach.

•

Research. Our models are developed by a cross-functional research team of mathematicians, statisticians, financial engineers and investment industry experts. As of November 30, 2007, our research department consisted of over 70 employees, including more than 30 who held Ph.Ds. Our research department combines extensive academic credentials with broad financial and investment industry experience. We monitor investment trends and their drivers globally, as well as analyze product-specific needs in areas such as indexing, risk forecasting, portfolio optimization and value-at-risk simulation. An important way we monitor global investment trends and their implications for our business is through the forum provided by our Editorial Advisory Board (“EAB”). Our EAB, which was established in 1999, meets twice a year and is comprised of senior investment professionals from around the world and senior members of our research team. Our researchers commonly speak at industry events and conferences, and their papers have been frequently published in leading academic and industry journals. We sponsor an annual research conference for our clients where our researchers discuss their current work, research papers and projects. Our researchers work on both developing new models and methodologies and enhancing existing ones. For example, in our equity index business we announced the MSCI Global Investable Markets Index Series methodology in 2007, which is an enhancement to our current International Index Series methodology. This methodology is based on changes we have observed in global equity markets and investing. We also announced other new equity index methodologies, such as the MSCI Global Islamic Indices. In our equity analytics business we have announced that we are currently recalibrating our Global Equity Model to use weekly data and additional risk factors. We have research offices in the U.S., Europe and Asia.

•

Data Management and Production. As of November 30, 2007, our data management and production team consisted of more than 200 people in six countries, and involved a combination of information technology and operations specialists. We licensed a large volume and variety of market data for every major market in the world, including fundamental and return data, from more than 150 third party sources in fiscal 2007. We apply this market data to our models and methodologies to produce our proprietary index and risk data. Our data management and production team oversees this complex process. Our experienced information technology staff builds internal systems and proprietary software and databases that house all of the data we license in order for our data management and production teams to perform data quality checks and run our data production systems. This data factory produces our proprietary index data such as end of day and real time equity indices, and our proprietary risk data such as daily and monthly equity risk forecasts. We have data management and production offices in the U.S., Europe and Asia.

•

Software Engineering. Certain of our proprietary risk data are made available to clients through our proprietary software applications, such as Barra Aegis, BarraOne and Barra Cosmos. As of November 30, 2007, our software engineering team consisted of over 70 individuals, including 11 who held Ph.Ds, with significant experience in both the finance and software industries. Our staff has an extensive skill set, including expertise in both the Java-based technologies used in our web-based, on-demand software application tool for multi-asset class risk analysis and reporting and the Microsoft- based technologies used in our desktop equity and fixed income analytics software products. We also have extensive experience with database technologies, computational programming techniques, scalability and performance analysis and tuning and quality assurance. We use a customized software development methodology that leverages best practices from the software industry, including agile programming, test-driven development, parallel tracking, iterative cycles, prototyping and beta releases. We build our software applications by compiling multiple components, which enables us to reuse designs and codes in multiple products. Our software development projects involve extensive collaboration with our product management team and directly with clients. Our software engineering team is primarily located in California in the San Francisco Bay Area.

Our Competition

Many industry participants compete directly with us offering one or more similar products.

Our principal competitors on a global basis for our international equity index products are Dow Jones & Company, Inc. (“Dow Jones”), FTSE International, Ltd (a joint venture between The Financial Times and The London Stock Exchange) and Standard & Poor’s (a division of The McGraw-Hill Companies, Inc.).

Additionally, we compete with equity index providers whose primary strength is in a local market or region. These include Russell Investment Group (a unit of Northwestern Mutual Life Insurance Group) and Standard & Poor’s in the U.S.; STOXX Ltd. (a joint venture of Dow Jones, Deutsche Börse AG and the SWX Group) in Europe; and Nikkei Inc., Russell Investment Group and Nomura Securities, Ltd., and Tokyo Stock Exchange, Inc. in Japan. There are also many smaller companies that create custom indices primarily for use as the basis of ETFs.

The principal competitors for our equity portfolio analytics products are Applied Portfolio Technologies, Axioma, Inc., FactSet Research Systems, Inc., Northfield Information Services, Inc., and Wilshire Analytics. The primary competitors for our multi-asset class portfolio analytics products are Algorithmics (a member of Fimalac S.A.) and RiskMetrics Group, Inc.

Additionally, many of the larger broker-dealers have developed proprietary analytics tools for their clients. Similarly, many investment institutions, particularly the larger global organizations, have developed their own internal analytics tools.

For our other products where our revenues are less significant, we also have a variety of other competitors.

Employees

As of November 30, 2007, we employed 637 full-time employees and 44 temporary employees worldwide. Of our 44 temporary employees, 21 were consultants who were contracted to work on various projects. Certain services have been provided to us by other Morgan Stanley employees, not included in the numbers above. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Impacting Comparability of Our Financial Results—Our Relationship with Morgan Stanley.”

Arrangements Between Morgan Stanley and Us

General

At the time of the initial public offering, we entered into certain agreements with Morgan Stanley to define our ongoing relationship following the offering and to contemplate our obligations in the event of a sale or tax-free distribution of the shares held by Morgan Stanley to its shareholders or securityholders or another similar transaction intended to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”), or any corresponding provision of any successor statute (a “Tax-Free Spin-Off”). Set forth below are descriptions of certain agreements, relationships and transactions we have with Morgan Stanley.

Services Agreement

On November 20, 2007, we entered into a services agreement with Morgan Stanley pursuant to which Morgan Stanley agreed to provide, directly or indirectly through its subsidiaries or subcontractors, services in the areas of human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services, treasury and other services for so long as Morgan Stanley owns more than 50% of our outstanding common stock. The services Morgan Stanley will continue to provide upon owning 50% or less of our common stock are subject to renegotiation in good faith, and will be provided for a period not to exceed 12 months. As long as Morgan Stanley owns more than 50% of our common stock, payment for these services will be based on an internal cost allocation methodology based on fully loaded cost (i.e., allocated direct costs of providing the services, plus all related overhead and out-of-pocket costs and expenses) and an allocation to us of a portion of compensation related expenses for Morgan Stanley senior executives, in each case, consistent with past practices. Upon the sale or other disposition of any portion of our business, assets or properties, Morgan Stanley’s obligation to provide any service in respect of such disposed business, assets or properties will terminate. Similarly, if our business increases significantly or we acquire any business, assets or properties, Morgan Stanley will not have to provide any services in respect of such increase or acquired business, assets or properties.

The services agreement provides that any obligation of Morgan Stanley to provide a service may be terminated (i) by us upon advance notice to Morgan Stanley or (ii) by either party if the other party has breached its obligations under the agreement relating to the service and has not cured the breach within an agreed upon period of time. In addition, at any time following the announcement of a transaction involving a change of control of us, Morgan Stanley may elect to terminate any and all services it provides, provided that no service will be terminated prior to the closing of the change of control transaction unless agreed to by us.

In general, Morgan Stanley is not liable to us in connection with any service provided under the services agreement except in the case of gross negligence or willful misconduct. We also agreed to indemnify Morgan Stanley with respect to liabilities and expenses incurred in connection with any claim, action, proceeding or investigation, whether or not in connection with pending or threatened litigation, arising out of, in connection with or related to services rendered or to be rendered by or on behalf of Morgan Stanley, other than liabilities and expenses resulting from gross negligence or willful misconduct by Morgan Stanley.

Tax Sharing Agreement

For so long as Morgan Stanley owns at least 80% of the total voting power of our stock and 80% of the total value of our stock, we will generally continue to file our federal income tax returns and other income tax returns with Morgan Stanley on a consolidated, combined or unitary basis under applicable law so long as we are permitted to do so. If Morgan Stanley’s ownership of our common stock falls below the relevant threshold, which may occur as a result of, among other things, a subsequent sale or Tax-Free Spin-Off by Morgan Stanley of our common stock, we will file the relevant federal or other income tax return as a separate taxable group.

On November 20, 2007, we entered into a tax sharing agreement with Morgan Stanley setting forth the rights and obligations of Morgan Stanley and us with respect to federal and other income taxes for periods, in which we file returns on a consolidated, combined or unitary basis with Morgan Stanley. Under the terms of the tax sharing agreement, we will be liable for a portion of the consolidated, combined or unitary tax liability, including any liability resulting from adjustments on audit, based on what our liability would have been, as determined by Morgan Stanley, had we and our subsidiaries been a taxable group separate from the Morgan Stanley consolidated group. In addition, if Morgan Stanley distributes our common stock to its shareholders or securityholders in a transaction intended to qualify as a Tax-Free Spin-Off, we will provide customary representations, covenants and indemnities to Morgan Stanley (to the extent not otherwise already provided in the tax sharing agreement), including indemnifying Morgan Stanley for any taxes resulting from such transaction failing to qualify as a Tax-Free Spin-Off (or as a similar transaction under state law) as a result of any action taken by any member of our separate taxable group.

Furthermore, under the tax sharing agreement, Morgan Stanley will prepare and file the consolidated federal and applicable consolidated, combined or unitary income tax returns that include taxable periods in which we or a member of our taxable group, on the one hand, and Morgan Stanley or a member of its taxable group, on the other hand, are included. Tax audits and controversies relating to Morgan Stanley or a member of its taxable group, regardless of whether such tax audit or controversy relates to us or a member of our taxable group, will be controlled by Morgan Stanley. However, in certain circumstances we may be entitled to control certain audits or controversies relating to taxes that solely relate to us or a member of our taxable group.

License Agreement

We have a trademark license agreement with Morgan Stanley which grants us an exclusive royalty-free license to use the Morgan Stanley trademark “Morgan Stanley Capital International” for so long as Morgan Stanley owns 50% or more of us. Pursuant to the agreement, we must cease using the trademark “Morgan Stanley Capital International” within 90 days after Morgan Stanley ceases to own 50% or more of us. We own the MSCI trademark and plan to continue to use the MSCI brand after Morgan Stanley ceases to own more than 50% of the total value of our stock.

Intellectual Property Agreement

On November 20, 2007, we entered into an intellectual property agreement with Morgan Stanley granting both parties a reciprocal, non-exclusive, perpetual, irrevocable, world-wide, royalty-free license to use hardware settings and configurations, generic software libraries and routines and generic document templates owned and not separately commercialized by the granting party, that have been used by the grantee party prior to the date upon which Morgan Stanley ceases to own more than 50% of the issued and outstanding shares of our common stock.

Ongoing Leasehold Arrangements

As of November 30, 2007, we leased an aggregate of approximately 16,000 square feet of office space from Morgan Stanley in nine locations. The rent and other terms of all such lease agreements are consistent with arm’s-length commercially reasonable terms for agreements of these types.

Our leases in Geneva, Switzerland and Frankfurt, Germany are guaranteed by subsidiaries of Morgan Stanley.

Morgan Stanley Agreements with Third Parties

Historically, we have received services provided by third parties pursuant to various agreements that Morgan Stanley has entered into for the benefit of its affiliates. We pay the third parties directly for the services they provide to us or reimburse Morgan Stanley through an allocation for our share of the actual costs incurred under the agreements. If Morgan Stanley sells or distributes our common stock through a Tax-Free-Spin-Off, we intend to continue to procure some of these third-party services through Morgan Stanley to the extent we are permitted (and elect to) or are required to do so.

Shareholder Agreement

On November 20, 2007, we entered into a shareholder agreement with Morgan Stanley under which we granted to Morgan Stanley a continuing option, transferable to any of its subsidiaries, to purchase, under certain circumstances, additional shares of class B common stock or shares of any of our nonvoting capital stock (the “Options”). The Options may be exercised by Morgan Stanley simultaneously with the issuance of any equity securities by us only to the extent necessary to maintain Morgan Stanley’s ability to effect a Tax-Free Spin-Off, which is, with respect to the class B common stock Option, 80% of the total voting power of our stock and 50% of the total value of our stock and is, with respect to the nonvoting capital stock Option, 80% of each outstanding class of such stock. We also agree to indemnify Morgan Stanley with respect to liabilities (including tax liabilities) resulting from our breach of the shareholder agreement, which could include damages to Morgan Stanley resulting from the loss of its ability to effect a Tax-Free Spin-Off. The purchase price of the shares of class B common stock purchased upon any exercise of the Options will be based on the market price at which class A common stock may be purchased by third parties as of the date of delivery of notice of exercise of the Options. The Options terminate in the event that Morgan Stanley reduces its ownership percentage in us to less than 80% of the total voting power of our common stock or 50% of the total value of our stock. We do not intend to issue additional shares of class B common stock except pursuant to the exercise of the Options.

For so long as Morgan Stanley’s ownership percentage is at least 80% of the total voting power of our stock or 50% of the total value of our stock, we agree to not take any action or enter into any commitment or agreement which, to our knowledge, may reasonably be anticipated to result in a violation or event of default by Morgan Stanley or any of its subsidiaries of applicable law or regulation, any provision of Morgan Stanley’s certificate of incorporation or bylaws, any credit agreement or other material agreement of Morgan Stanley, or any judgment, order or decree of any governmental body, agency or court having jurisdiction over Morgan Stanley or its assets. We will agree to not take any action, including the redemption or repurchase of our stock, that has the direct or indirect effect of reducing the amount of our outstanding stock without the prior written approval of Morgan Stanley, if at any time prior to a Tax-Free Spin-Off Morgan Stanley owns less than 80% of the total value of our stock.

Subject to certain limitations, Morgan Stanley may assign certain of its rights under the shareholder agreement to any person that agrees to be bound by certain terms of the shareholder agreement. The shareholder agreement further provides Morgan Stanley with certain registration rights relating to shares of our outstanding common stock held by Morgan Stanley. Subject to certain limitations, Morgan Stanley and its transferees may require us to register, under the Securities Act, all or any portion of the common stock, a so-called “demand registration.” We are not obligated to effect a demand registration within the six-month period after the effective date of a previous demand registration.

Additionally, Morgan Stanley and its transferees have so-called “piggyback” registration rights, which means that Morgan Stanley and its transferees may include their respective shares in any future registrations of our equity securities, whether or not that registration relates to a primary offering by us or a secondary offering by or on behalf of any of our shareholders. The demand registration rights and piggyback registrations are each subject to customary market cutback exceptions.

We will pay certain registration expenses in connection with certain “demand” or “piggyback” registrations, except underwriting discounts, commissions and transfer taxes, if any. The shareholder agreement sets forth customary registration procedures, including an agreement by us to make our management available for road show presentations in connection with any underwritten offerings. We also agree to indemnify Morgan Stanley and its transferees with respect to liabilities or expenses resulting from untrue statements or omissions or alleged untrue statements or omissions in any registration statement used in any such registration, other than any actual or alleged untrue statements or omissions resulting from information furnished to us for use in the registration statement by the underwriters, Morgan Stanley or any transferee.

Certain rights of Morgan Stanley and its transferees under the shareholder agreement remain in effect with respect to the shares of class B common stock covered by the agreement for ten years or earlier if those shares have been transferred to persons other than those holding more than 3% of our outstanding common stock.

Credit Facility

On November 14, 2007, we entered into a $500.0 million credit facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto, and is comprised of a $200.0 million term loan A facility, a $225.0 million term loan B facility, (the term loan A facility and the term loan B facility together are referred to herein as the “Term Loans”) which was issued at a discount of 0.5% of the principal amount resulting in proceeds of approximately $223.9 million, and a $75.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loans, the “Credit Facility”) (under which there were no drawings as of November 30, 2007). Outstanding borrowings under the Credit Facility accrue interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the Revolving Credit Facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the Revolving Credit Facility and 2.00% in the case of the term loan B facility, in each case subject to interest rate step downs based on the achievement of consolidated leverage ratio (as defined in the Credit Facility) conditions. The term loan A facility and the term loan B facility mature on November 20, 2012 and November 20, 2014, respectively. The Revolving Credit Facility is available for working capital requirements and other general corporate purposes (including the financing of permitted acquisitions), subject to certain conditions, and matures on November 20, 2012. An affiliate of Morgan Stanley and Banc of America Securities LLC acted as joint lead arrangers for the Credit Facility. For a description of certain provisions of our Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Available Information

Our corporate headquarters are located at Wall Street Plaza, 88 Pine Street, New York, New York 10005, and our telephone number is (212) 804-3900. We maintain an Investor Relations website on the Internet at www.mscibarra.com. We make available free of charge, on or through this website, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these, just click on the “SEC Filings” link found on our Investor Relations homepage.

Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.

Item 1A.	Risk Factors

You should carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. You should read the section titled “Special Note Regarding Forward-Looking Statements” beginning on page 1 for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Annual Report on Form 10-K.

Risks Related to Our Business

If we lose key outside suppliers of data and products or if the data or products of these suppliers have errors or are delayed, we may not be able to provide our clients with the information and products they desire.

Our ability to produce our products and develop new products is dependent upon the products of other suppliers, including certain data, software and service suppliers. Our index and analytics products are dependent upon (and of little value without) updates from our data suppliers and most of our software products are dependent upon (and of little value without) continuing access to historical and current data. As of November 30, 2007, we utilized and distributed certain data provided to us by over 150 data sources, including large volumes of data from certain exchanges around the world. If the products of our suppliers have errors, are delayed, have design defects, are unavailable on acceptable terms or are not available at all, our business, financial condition or results of operations could be materially adversely affected.

Some of our agreements with data suppliers allow them to cancel on short notice and we have not completed formal agreements with all of our data suppliers, such as certain exchanges. Many of these data suppliers compete with one another and, to some extent, with us. From time to time we receive notices from data suppliers threatening to terminate the provision of their data to us. Termination of one or more of our significant data agreements or exclusion from, or restricted use of, a data provider’s information could decrease the available information for us to use and offer our clients and may have a material adverse effect on our business, financial condition or results of operations.

Although data suppliers and exchanges typically benefit from broad access to their data, some of our competitors could enter into exclusive contracts with our data suppliers, including with certain exchanges. If our competitors enter into such exclusive contracts, we may be precluded from receiving certain data from these suppliers or restricted in our use of such data, which would give our competitors a competitive advantage. Such exclusive contracts would hinder our ability to provide our clients with the data they prefer, which could lead to a decrease in our client base and could have a material adverse effect on our business, financial condition or results of operations.

Some data suppliers may seek to increase licensing fees for providing their content to us. If we are unable to renegotiate acceptable licensing arrangements with these data suppliers or find alternative sources of equivalent content, we may be required to reduce our profit margins or experience a reduction in our market share.

Some of our third-party suppliers are also our competitors, increasing the risks noted above.

Any failure to ensure and protect the confidentiality of client data could adversely affect our reputation and have a material adverse effect on our business, financial condition or results of operations.

Many of our products exchange information with clients through a variety of media, including the Internet, software applications and dedicated transmission lines. We rely on a complex network of internal process and software controls to protect the confidentiality of client data, such as client portfolio data that may be provided to us or hosted on our systems. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in implementation of our internal controls, misappropriation of client data could occur. Such internal control inadequacies could damage our reputation and have a material adverse effect on our business, financial condition or results of operations.

We have implemented information barrier procedures to protect the confidentiality of the material, non-public information regarding changes to the composition of our indices. If our information barrier procedures fail, our reputation could be damaged and our business, financial condition or results of operations could be materially adversely affected.

We change the composition of our indices from time to time. We believe that, in some cases, the changes we make to our indices can affect the prices of constituent securities and products based on our indices. Our index clients rely on us to keep information about changes to the future composition of an index confidential and to protect against the misuse of that information until the change to the composition of the index is disclosed to clients. We have implemented information barrier procedures to prevent the unauthorized disclosure and misuse of information regarding changes to the composition of our indices. If our information barrier procedures fail and we inadvertently disclose or an individual deliberately misuses information about a change to one of our indices, our reputation may suffer. Clients’ loss of trust and confidence in our information barrier policies and procedures could lead to a negative reputation throughout the investment community, which could have a material adverse effect on our business, financial condition or results of operations.

In addition, certain exchanges permit our clients to list exchange traded funds or other financial products based on our indices only if we provide a representation to the exchange that we have reasonable information barrier procedures in place to address the unauthorized disclosure and misuse of material, non-public information about changes to the composition of our indices. If an exchange determines that our information barrier procedures are not sufficient, the exchange might refuse to list or might delist investment products based on our indices, which may have a material adverse effect on our business, financial condition or results of operations.

Legal protections for our intellectual property rights and other rights may not be sufficient or available to protect our competitive advantages. Third parties may infringe on our intellectual property rights, and pending third-party litigation may adversely affect our ability to protect our intellectual property rights.

We consider certain aspects of our products and processes to be proprietary. We rely primarily on a combination of trade secret, patent, copyright and trademark rights, as well as contractual protections and technical measures, to protect our products and processes. Despite our efforts, third parties may still try to challenge, invalidate or circumvent our rights and protections. There is no guarantee that any trade secret, patent, copyright or trademark rights that we may obtain will protect our competitive advantages, nor is there any assurance that our competitors will not infringe upon our rights. Even if we attempt to protect our intellectual property rights through litigation, it may require considerable cost, time and resources to do so, and there is no guarantee that we would be successful. Furthermore, our competitors may also independently develop, patent or otherwise protect products and processes that are the same or similar to ours. In addition, the laws of certain foreign countries in which we operate do not protect our proprietary rights to the same extent as do the laws of the U.S. Also, some elements of our products and processes may not be subject to intellectual property protection.

•

Trademarks and Service Marks—We have registered “MSCI”, “Barra” and “FEA” as trademarks and service marks in the U.S. and in certain foreign countries. We have also registered other product trademarks and certain service marks in the U.S. and in certain foreign countries. When we enter a new geographic market or introduce a new product brand, there can be no assurance that our existing trademark or service mark of choice will be available. Furthermore, the fact that we have registered trademarks is not an assurance that other companies may not use similar names.

•

Patents—We currently hold nine U.S. and foreign utility patents and one design patent. We currently have 13 U.S. and foreign utility patent applications pending. Patent applications can be extremely costly to process and defend. There can be no assurance that we will be issued any patents that we apply for or that any of the rights granted under any patent that we obtain will be sufficient to protect our competitive advantages.

•

Copyrights—We believe our proprietary software and proprietary data are copyright protected. If a court were to determine that any of our proprietary software or proprietary data, such as our index level data, is not copyright protected, it could have a material adverse effect on our business, financial condition or results of operations.

•

Confidentiality and Trade Secrets—Our license agreements limit our clients’ right to copy or disclose our proprietary software and data. It is possible, however, that a client might still make unauthorized copies of our proprietary software or data, which could have a material adverse effect on our business, financial condition or results of operations. For example, if a client who licensed a large volume of our proprietary historical data made that information publicly available, we might lose potential clients who could freely obtain a copy of the data. We also seek to protect our proprietary software and data through trade secret protection and through non-disclosure agreements with our employees. However, if an employee breaches his or her non-disclosure agreement and reveals a trade secret, we could lose the trade secret protection, which could have a material adverse effect on our business, financial condition or results of operations. Furthermore, it may be very difficult to ascertain if a former employee is inappropriately using or disclosing our proprietary information. Additionally, the enforceability of our license and non-disclosure agreements and the remedies available to us in the event of a breach vary due to the many different jurisdictions in which our clients and employees are located.

•

License Agreements—Our products are generally made available to end users on a periodic subscription basis under a nontransferable license agreement signed by the client. We also permit access to some data, such as certain index information, through the Internet under on-line licenses that are affirmatively acknowledged by the licensee or under terms of use. The enforceability of on-line licenses and terms of use has not been conclusively determined by the courts. There can be no assurance that third parties will abide by the terms of our licenses or that all of our license agreements will be enforceable.

•

Pending Third-Party Litigation—There is currently litigation pending in the U.S. and abroad regarding whether issuers of index-linked investment products are required to obtain a license from the index owner or whether companies may issue and trade investment products based on a publicly-available index without the need for permission from (or payment to) the index owner. We are not a party to these suits, but they may have a material impact on our business. In a relevant case last year, a federal appeals court ruled against Dow Jones & Company, Inc. (Dow Jones) and The McGraw-Hill Companies (McGraw-Hill) in their attempt to prevent International Securities Exchange, Inc. from offering options on ETFs based on Dow Jones’ and McGraw-Hill’s indices. If the courts further determine that a license is not required to issue investment products linked to indices, this could have a material adverse effect on our business, financial condition or results of operations. It might also lead to changes in current industry practices such that we would no longer make our index level data publicly available, such as via our website or news media.

Third parties may claim we infringe upon their intellectual property rights.

Third parties may claim we infringe upon their intellectual property rights. Businesses operating in the financial services sector, including our competitors and potential competitors, have in recent years increasingly pursued patent protection for their technologies and business methods. If any third parties were to obtain a patent on an index methodology, risk model or software application, we could be sued for infringement. Furthermore, there is always a risk that third parties will sue us for infringement or misappropriation of other intellectual property rights, such as trademarks, copyrights or trade secrets.

From time to time we receive such notices from others alleging intellectual property infringement or potential infringement. The number of these claims may grow. We have made and expect to continue making expenditures related to the use of technology and intellectual property rights as part of our strategy to manage this risk.

Responding to intellectual property claims, regardless of merit, can consume valuable time, result in costly litigation or cause delays. We may be forced to settle such claims on unfavorable terms, and there can be no assurance that we would prevail in any litigation arising from such claims if such claims are not settled. We may be required to pay damages, required to stop selling or using the affected products or applications or required to enter into royalty and licensing agreements. There can be no assurance that any royalty or licensing agreements will be made, if at all, on terms that are commercially acceptable to us. We may also be called upon to defend partners, clients, suppliers or distributors against such third-party claims under indemnification clauses in our contracts. Therefore, the impact of claims of intellectual property infringement could have a material adverse effect on our business, financial condition or results of operations.

Our use of open source code could impose unanticipated delays or costs in deploying our products, or impose conditions or restrictions on our ability to commercialize our products or keep them confidential.

We rely on open source code to develop software and to incorporate it in our products, as well as to support our internal systems and infrastructure. We monitor our use of open source code to attempt to avoid subjecting our products to conditions we do not intend. The terms of many open source code licenses, however, are ambiguous and have not been interpreted by U.S. courts. Accordingly, there are risks that there may be a failure in our procedures for controlling the usage of open source code or that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In either event, we could be required to seek licenses from third parties in order to continue offering our products, to make generally available (in source code form) proprietary code that links to certain open source code modules, to re-engineer our products or systems or to discontinue the licensing of our products if re-engineering could not be accomplished on a timely basis. Any of these requirements could materially adversely affect our business, financial condition or results of operations.

We are dependent on the use of third-party software and data, and any reduction in third-party product quality or any failure by us to comply with our licensing requirements could have a material adverse effect on our business, financial condition or results of operations.

We rely on third-party software and data in connection with our product development and offerings. We depend on the ability of third-party software and data providers to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The third-party software and data we use may become obsolete or incompatible with future versions of our products. We also monitor our use of third-party software and data to comply with applicable license requirements. Despite our efforts, there can be no assurance that such third parties may not challenge our use, resulting in our loss of rights or costly legal actions. Our business could be materially adversely affected if we are unable to timely or effectively replace the functionality provided by software or data that becomes unavailable or fails to operate effectively for any reason. In addition, our operating costs could increase if license fees for third-party software or data increase or the efforts to incorporate enhancements to third-party or other software or data are substantial. Some of these third-party suppliers are also our competitors, increasing the risks noted above.

If our products fail to perform properly due to undetected errors or similar problems, it could have a material adverse effect on our business, financial condition or results of operation.

Products we develop or license may contain undetected errors or defects despite testing. Such errors can exist at any point in a product’s life cycle, but are frequently found after introduction of new products or enhancements to existing products. We continually introduce new products and new versions of our products. Despite internal testing and testing by current and potential clients, our current and future products may contain serious defects or malfunctions. If we detect any errors before we release a product, we might have to delay the product release for an extended period of time while we address the problem. We might not discover errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Errors may occur in our products that could have a material adverse effect on our business and could result in harm to our reputation, lost sales, delays in commercial release, third-party claims, contractual disputes, negative publicity, delays in or loss of market acceptance of our products, license terminations or renegotiations, or unexpected expenses and diversion of resources to remedy errors.

Furthermore, our clients may use our products together with their own software, data or products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our products do not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our product development efforts, impact our reputation, cause significant client relations problems or result in legal claims against us.

Our revenues and earnings are affected by changes in the capital markets, particularly the equity capital markets.

Clients that use our indices as the basis for certain index-linked investment products, such as exchange traded funds and mutual funds, commonly pay us a fee based on the investment product’s assets. These asset-based fees make up a significant and increasing portion of our revenues. They were 18.6%, 15.0%, and 14.0% of revenues for the years ended November 30, 2007, 2006 and 2005, respectively. These asset-based fees accounted for 52%, 45% and 38% of the revenues from our ten largest clients in the fiscal years ended November 30, 2007, 2006 and 2005, respectively. Economic uncertainty and volatile capital markets, as well as changing investment styles, may influence an investor’s decision to invest in and maintain an investment in an index-linked investment product. In particular, because our international equity indices are constructed from the perspective of an international investor, our asset-based fees may decrease if investments are directed away from foreign markets and become focused on domestic markets. Additionally, if the performance of a market and the MSCI index that tracks that market decline, the assets of an investment product based on that index may decline as well. Each of these factors could result in the fluctuation in or decline in our asset-based fees, which could have a material adverse effect on our business, financial condition or results of operations.

Our clients that pay us a fee based on the assets of an investment product may seek to negotiate a lower asset-based fee percentage or may cease using our indices, which could limit the growth of or decrease our revenues from asset-based fees.

A portion of our revenues are from asset-based fees and these revenues are concentrated in some of our largest clients. Our clients may seek to negotiate a lower asset-based fee percentage for a variety of reasons. As the assets of index-linked investment products managed by our clients change, they may request to pay us lower asset-based fee percentages. Additionally, as competition among our clients increases, they may have to lower the fees they charge to their clients, which could cause them to try to decrease our fees accordingly. For example, competition is intense and increasing among our clients that provide exchange traded funds. The fees they charge their clients are one of the competitive differentiators for these exchange traded fund managers. Additionally, clients that have licensed our indices to serve as the basis of index-linked investment products are generally not required to continue to use our indices and could elect to cease offering the product or could change the index to a non-MSCI index, in which case our asset-based fees could dramatically decrease, which could have a material adverse effect on our business, financial condition or results of operations.

Our business is dependent on our clients continuing to invest in equity securities. If our clients significantly reduce their investments in equity securities, our business, financial condition or results of operations may be materially adversely affected.

The majority of our revenues comes from our products that are focused on various aspects of managing or monitoring equity portfolios. To the extent our clients’ investment emphasis significantly changes from equity to fixed income securities or multi-asset class or derivative strategies, the demand for our equity products would likely decrease, which could have a material adverse effect on our business, financial condition or results of operations.

Our business is dependent on our clients continuing to measure the performance of their equity investments against equity benchmarks. If our clients discontinue use of equity benchmarks to measure performance, our business, financial condition or results of operations could be materially adversely affected.

Our equity index products serve as equity benchmarks against which our clients can measure the performance of their investments. If clients decide to measure performance on an absolute return basis instead of against an equity benchmark, the demand for our indices could decrease. Any such decrease in demand for our equity index products could have a material adverse effect on our business, financial condition or results of operations.

We must continue to introduce new products and product enhancements to address our clients’ changing needs, market changes and technological developments.

The market for our products is characterized by shifting client demands, evolving market practices and, for some of our products, rapid technological change. Changed client demands, new market practices or new technologies can render existing products obsolete and unmarketable. As a result, our future success will continue to depend upon our ability to develop new products and product enhancements that address the future needs of our target markets and respond to technological and market changes. We may not be successful in developing, introducing, marketing and licensing our new products or product enhancements on a timely and cost effective basis, or at all, and our new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new products or product enhancements.

A limited number of clients account for a material portion of our revenue. Cancellation of subscriptions or investment product licenses by any of these clients could have a material adverse effect on our business, financial condition or results of operations.

For the fiscal years ended November 30, 2007, 2006 and 2005, revenues from our ten largest clients accounted for 31%, 31% and 28% of our total revenues, respectively. If we fail to obtain a significant number of new clients or if one of our largest clients cancels its subscriptions or investment product licenses and we are unsuccessful in replacing those subscriptions or licenses, our business, financial condition or results of operation could be materially adversely affected. For the fiscal years ended November 30, 2007, 2006 and 2005, our largest client organization by revenue, Barclays PLC and affiliates, accounted for 12.6%, 11.2% and 7.7% of our total revenues, respectively. Approximately 91.5% of the revenue from Barclays came from fees based on the assets in Barclays’ exchange traded funds based on MSCI indices.

Cancellation of subscriptions or investment product licenses or renegotiation of terms by a significant number of clients could have a material adverse effect on our business, financial condition or results of operations.

Our primary commercial model is to license annual, recurring subscriptions to our products for use at a specified location and by a given number of users. For most of our products, our clients may cancel their subscriptions or investment product licenses at the end of the current term. While we believe this practice supports our marketing efforts by allowing clients to subscribe without the requirement of a long-term commitment, the cancellation of subscriptions or investment product licenses by a significant number of clients at any given time may have a material adverse effect on our business, financial condition or results of operations.

Our clients may become more self-sufficient, which may reduce demand for our products and materially adversely affect our business, financial condition or results of operations.

Our clients may develop independently certain functionality contained in the products they currently license from us. For example, some of our clients who currently license our risk data to analyze their portfolio risk may develop their own tools to collect data and assess risk, making our products unnecessary for them. To the extent that our clients become more self-sufficient, demand for our products may be reduced, which could have a material adverse effect on our business, financial condition or results of operations.

Increased competition in our industry may cause price reductions or loss of market share, which may materially adversely affect our business, financial condition or results of operations.

We face competition across all markets for our products. Our competitors range in size from large companies with substantial resources to small, single-product businesses that are highly specialized. Our larger competitors may have access to more resources and may be able to achieve greater economies of scale, and our competitors that are focused on a narrower product line may be more effective in devoting technical, marketing and financial resources to compete with us. In addition, barriers to entry to create a single-purpose product may be low in many cases. The Internet as a distribution channel has allowed free or relatively inexpensive access to information sources, which has reduced barriers to entry even further. Low barriers to entry could lead to the emergence of new competitors; for example, broker-dealers and data suppliers could begin developing their own proprietary risk analytics or equity indices. These competitive pressures may also result in fewer clients, fewer subscriptions or investment product licenses, price reductions, and increased operating costs, such as for marketing, resulting in lower revenue, gross margins and operating income.

Consolidation within our target markets may affect our business.

Consolidation in the investment management industry could reduce our existing client base and the number of potential clients. This may negatively impact our ability to generate future growth and may reduce demand for our products, which could have a material adverse effect on our business, financial condition or results of operations.

Increased accessibility to free or relatively inexpensive information sources may reduce demand for our products and materially adversely affect our business, financial condition or results of operations.

In recent years, more free or relatively inexpensive information has become available, particularly through the Internet, and we expect this trend to continue. The availability of free or relatively inexpensive information may reduce demand for our products. Weak economic conditions also can result in clients seeking to utilize lower-cost information that is available from alternative sources. To the extent that our clients choose to use these sources for their information needs, our business, financial condition or results of operations may be materially adversely affected.

Our growth and profitability may not continue at the same rate as we have experienced in the past, which could have a material adverse effect on our business, financial condition or results of operations.

We have experienced significant growth during our operating history. There can be no assurance that we will be able to maintain the levels of growth and profitability that we have experienced in the past. Among other things, there can be no assurance that we will be as successful in our marketing efforts as we have been in the past, or that such efforts will result in growth or profit margins comparable to those we have experienced in the past. For example, our attempt to expand our index products to include fixed income indices was not as successful as we anticipated, so we decided to terminate our efforts to develop proprietary fixed income indices. See “—We must continue to introduce new products and product enhancements to address our clients’ changing needs, market changes and technological developments” above, “—We are dependent on key personnel in our professional staff for their expertise” below, “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1.—Business.” Any failure to continue to grow our business and maintain profitability could have a material adverse effect on our business, financial condition or results of operations.

Our growth may place significant strain on our management and other resources.

We must plan and manage our growth effectively to increase revenue and maintain profitability. Our growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial, management, legal and compliance processes and information systems to keep pace with the growth of our business. There can also be no assurance that, if we continue to grow internally or by way of acquisitions, management will be effective in attracting and retaining additional qualified personnel, expanding our physical facilities and information technology infrastructure, integrating acquired businesses or otherwise managing growth. Any failure to effectively manage growth or to effectively manage the business could have a material adverse effect on our business, financial condition or results of operations. See “—We must continue to introduce new products and product enhancements to address our clients’ changing needs, market changes and technological developments” above, “—We are dependent on key personnel in our professional staff for their expertise” below, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1—Business.”

There is considerable risk embedded in growth through acquisitions, which may materially adversely affect our business, financial condition or results of operations.

A principal element of our growth strategy is growth through acquisitions. Any future acquisitions could present a number of risks, including:

•

incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

•	failure to integrate the operations or management of any acquired operations or assets successfully and on a timely and cost effective basis;

•	failure to achieve assumed synergies;

•	insufficient knowledge of the operations and markets of acquired businesses;

•	increased debt;

•	dilution of your common stock;

•	loss of key personnel;

•	diversion of management’s attention from existing operations or other priorities; and

•	inability to secure, on terms we find acceptable, sufficient financing that may be required for any such acquisition or investment.

In addition, if we are unsuccessful in completing acquisitions of other businesses, operations or assets or if such opportunities for expansion do not arise, our future growth, business, financial condition or results of operations could be materially adversely affected.

Our revenues and expenses are subject to currency exchange fluctuation risk.

We have two separate exposures to currency exchange fluctuation risk—revenues from index-linked investment products, such as exchange traded funds, and non-U.S. dollar invoiced revenues and expenses.

Revenues from index-linked investment products represented approximately 18.6%, 15.0% and 14.0% of operating revenues for the fiscal years ended November 30, 2007, 2006 and 2005, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, substantially all of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in euros, pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the fiscal years ended November 30, 2007, 2006 and 2005, approximately 15%, 17% and 21%, respectively, of our operating revenues were invoiced in currencies other than U.S. dollars. Approximately half of our foreign currency revenues were in euros and a quarter in pounds sterling and Japanese yen, respectively, over those periods.

We are exposed to additional foreign currency risk in certain of our operating costs. Although our expenses are generally in U.S. dollars, some of our expenses are incurred in non-U.S. dollar denominated currencies. Approximately $55.6 million, or 23%, of our expenses for the fiscal year ended November 30, 2007 were denominated in foreign currencies, the significant majority of which were denominated in Swiss francs, pounds sterling, Hong Kong dollars, euros and Japanese yen. Expenses incurred in foreign currency may increase as we expand our business outside the U.S. and replace services provided by Morgan Stanley internationally for which we currently pay Morgan Stanley in U.S. dollars.

To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. We do not hedge our foreign currency-linked revenue stream. To the extent we or Morgan Stanley attempt to hedge this risk in the future, there is no guarantee that any hedging will be fully effective.

Changes in government regulations could materially adversely affect our business, financial condition or results of operations.

The financial services industry is subject to extensive regulation at the federal and state levels, as well as by foreign governments. It is very difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business and our clients’ businesses. If we fail to comply with any applicable laws, rules or regulations, we could be subject to fines or other penalties. There can be no assurance that changes in laws, rules or regulations will not have a material adverse effect on our business, financial condition or results of operations.

•

Investment Advisers Act—We believe that our products do not provide investment advice for purposes of the Investment Advisers Act of 1940. Future developments in our product line or changes to the current laws, rules or regulations could cause this status to change. It is possible we may become registered as an investment adviser under the Investment Advisers Act or similar laws in states or foreign jurisdictions. As a registered investment adviser, we would be subject to the requirements and regulations of the Investment Advisers Act, which relate to, among other things, fiduciary duties, recordkeeping and reporting requirements, disclosure requirements, limitations on agency and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. We may also be adversely affected as a result of new or revised legislation or regulations imposed by the the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

•

Data Privacy Legislation—Changes in laws, rules or regulations, or consumer environments relating to consumer privacy or information collection and use may affect our ability to collect and use data. There could be a material adverse impact on our direct marketing, data sales and business due to the enactment of legislation or industry regulations, or simply a change in customs, arising from public concern over consumer privacy issues. Restrictions could be placed upon the collection, management, aggregation and use of information that is currently legally available, in which case our cost of collecting some kinds of data could materially increase. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could affect our ability to meet our clients’ needs.

•

Soft Dollars—Approximately 13%, 12% and 13% of our revenues were paid through soft dollar arrangements for the fiscal years ended November 30, 2007, 2006 and 2005, respectively. U.S. clients accounted for 68%, 76% and 80% of total soft dollar revenues for the fiscal years ended November 30, 2007, 2006 and 2005, respectively. On July 18, 2006, the SEC issued Interpretive Release No. 34-54165, which became effective on July 24, 2006. The release provides guidance on asset managers’ use of client commissions to pay for brokerage and research services within the scope of Section 28(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Interpretive Release outlines a framework for determining what types of research services fall within the safe harbor provisions of that section. Market participants had a six-month grace period that ended on January 24, 2007 to bring their soft dollar practices into compliance with the new guidance. We rely on our clients to determine whether our products fall within the description of eligible research services, whether our products provide lawful and appropriate assistance to the money manager in undertaking investment decisions, and whether the commissions are reasonable in relation to the value of the products provided for their particular business in the U.S. and abroad. If clients decide they cannot or will not pay for our products through soft dollar arrangements, or if additional rules are issued or certain interpretations are followed that narrow the definition of research or brokerage services that can be paid for on behalf of a money manager through use of soft dollars in the U.S. or abroad or the safe harbor provisions of Section 28(e) of the Exchange Act are eliminated, our revenues could decrease.

We may become subject to liability based on the use of our products by our clients.

Our products support the investment processes of our clients, which, in the aggregate, manage trillions of dollars of assets. Our client agreements have provisions designed to limit our exposure to potential liability claims brought by our clients or third parties based on the use of our products. However, these provisions have certain exceptions and could be invalidated by unfavorable judicial decisions or by federal, state, foreign or local laws. Use of our products as part of the investment process creates the risk that clients, or the parties whose assets are managed by our clients, may pursue claims against us for very significant dollar amounts. Any such claim, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources and could have a negative impact on our reputation. In addition, such claims and lawsuits could have a material adverse effect on our business, financial condition or results of operations.

Our indebtedness could materially adversely affect our business, financial condition or results of operations.

As of November 30, 2007, we had $425.0 million of indebtedness ($402.7 million in long term debt and $22.3 million in current maturities) and cash and cash equivalents and cash deposited with related parties of $171.4 million.

On November 14, 2007, we entered into the $500.0 million Credit Facility. See “Item 1.—Business—Arrangements Between Morgan Stanley and Us” and “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” As of November 30, 2007, we had $425.0 million outstanding under the Credit Facility.

The Credit Facility is guaranteed on a senior secured basis by each of our direct and indirect wholly-owned domestic subsidiaries and secured by a valid and perfected first priority lien and security interest in substantially all of the shares of the capital stock of our present and future domestic subsidiaries and up to 65% of the shares of capital stock of our foreign subsidiaries, substantially all of our and our domestic subsidiaries’ present and future property and assets and the proceeds thereof. In addition, the Credit Facility contains restrictive covenants that limit our ability and our existing future subsidiaries’ abilities to, among other things, incur liens; incur additional indebtedness; make or hold investments; merge, dissolve, liquidate, consolidate with or into another person; sell, transfer or dispose of assets; pay dividends or other distributions in respect of our capital stock; change the nature of our business; enter into any transactions with affiliates other than on an arm’s length basis (except as described in “Item 1.—Business—Arrangements Between Morgan Stanley and Us”); and prepay, redeem or repurchase debt.

The Credit Facility also requires us and our subsidiaries to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) the maximum total leverage ratio (as defined in the Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed (a) 3.75:1.0 through November 30, 2009, (b) 3.50:1.0 from December 1, 2009 through November 30, 2010 and (c) 3.25:1.0 thereafter; and (2) the minimum interest coverage ratio (as defined in the Credit Facility) measured quarterly on a rolling four-quarter basis shall be (a) 3.00:1.0 through November 30, 2009, (b) 3.50:1.0 from December 1, 2009 through November 30, 2010 and (c) 4.00:1.0 thereafter.

In addition, our Credit Facility contains the following affirmative covenants, among others: periodic delivery of financial statements, budgets and officer’s certificates; payment of other obligations; compliance with laws and regulations; payment of taxes and other material obligations; maintenance of property and insurance; performance of material leases; right of the lenders to inspect property, books and records; notices of defaults and other material events; and maintenance of books and records.

In addition, we may need to incur additional indebtedness in the future in the ordinary course of business. Our level of indebtedness could increase our vulnerability to general economic consequences; require us to dedicate a substantial portion of our cash flow and proceeds of any additional equity issuances to payments of our indebtedness; make it difficult for us to optimally capitalize and manage the cash flow for our business; limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate; place us at a competitive disadvantage to our competitors that have less debt; limit our ability to borrow money or sell stock to fund our working capital and capital expenditures; limit our ability to consummate acquisitions; and increase our interest expense.

We are dependent on key personnel in our professional staff for their expertise. If we fail to attract and retain the necessary qualified personnel, our business, financial condition or results of operations could be materially adversely affected.

The development, maintenance and support of our products is dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees. Accordingly, the success of our business depends to a significant extent upon the continued service of our executive officers and other key management, research, sales and marketing, information technology and other technical personnel. Although we do not believe that we are dependent upon any individual employee, the loss of a group of our key professional employees could have a material adverse effect on our business, financial condition or results of operations. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, research, sales and marketing, information technology, software engineering and other technical personnel. Competition for such personnel worldwide is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. If we fail to attract and retain the necessary qualified personnel our products may suffer, which could have a material adverse effect on our business, financial condition or results of operations.

Our business relies heavily on electronic delivery systems and the Internet, and any failures or disruptions may materially adversely affect our ability to serve our clients.

We depend heavily on the capacity, reliability and security of our electronic delivery systems and the Internet. Heavy use of our electronic delivery systems and other factors such as loss of service from third parties, operational failures, sabotage, break-ins and similar disruptions from unauthorized tampering or hacking, human error, national disasters, power loss or computer viruses could cause our systems to operate slowly or interrupt their availability for periods of time. Our ability to effectively use the Internet may be impaired due to infrastructure failures, service outages at third-party Internet providers or increased government regulation. If disruptions, failures or slowdowns of our electronic delivery systems or the Internet occur, our ability to distribute our products effectively and to serve our clients may be materially and adversely affected.

Catastrophic events could lead to interruptions in our operations, which may materially adversely affect our business, financial condition or results of operations.

Our operations depend on our ability to protect our equipment and the information stored in our databases against fires, earthquakes and other natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, terrorist attacks on sites where we or our clients are located, and other catastrophic events. We also depend on accessible office facilities for our employees in order for our operations to function properly. There is no assurance that the business continuity measures we have taken to reduce the risk of interruption in our operations caused by these events will be sufficient.

Such events could have a material adverse effect on our business, financial condition or results of operations. For example, immediately after the terrorist attacks on September 11, 2001, our clients who were located in the World Trade Center area were concentrating on disaster recovery rather than licensing additional products. In addition, delivery of some of the data we receive from New York-based suppliers was delayed. The grounding of air transportation impaired our ability to conduct sales visits and other meetings at client sites. During the resulting temporary closure of the U.S. stock markets, some of the data updates supporting our products were interrupted. These types of interruptions could affect our ability to sell and deliver products and could have a material adverse effect on our business, financial condition or results of operations.

Although we currently estimate that the total cost of developing and implementing our business continuity measures will not have a material impact on our business, financial condition or results of operations, we cannot provide any assurance that our estimates regarding the timing and cost of implementing these measures will be accurate.

We are subject to political, economic, legal, operational, franchise and other risks as a result of our international operations, which could adversely impact our businesses in many ways.

We are subject to political, economic, legal, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability. In many countries, the laws and regulations applicable to the financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally.

Risks Related to Our Relationship with Morgan Stanley

Morgan Stanley owns a controlling interest in our company and the interests of Morgan Stanley may conflict with ours and with those of our other shareholders.

As of November 30, 2007, Morgan Stanley owned approximately 96.6% of the outstanding shares of our class B common stock, which represents approximately 93.02% of the combined voting power of all classes of voting stock. Our class A common stock has one vote per share, and our class B common stock generally has five votes per share other than with respect to a limited number of matters specified in our Amended and Restated Certificate of Incorporation (such as approval of transactions by which a third-party might acquire control of us). As of November 30, 2007, holders of shares of class B common stock collectively control approximately 96.3% of the combined voting power of all classes of voting stock, except when amending or altering any provision of our Amended and Restated Certificate of Incorporation or By-laws so as to adversely affect the rights of the other class. For example, the holders of shares of class B common stock, substantially all of which is held by Morgan Stanley, are able to direct the election of all of the members of our Board of Directors, who determine our strategic plans, approve major financing decisions and appoint top management. In addition, as a holder of substantially all of our class B common stock, Morgan Stanley may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to holders of our class A common stock or adversely affect us or other investors. Because Morgan Stanley’s interests as our controlling shareholder may differ from other investors’ interests, actions taken by Morgan Stanley with respect to us may not be favorable to other investors.

We have also entered into a services agreement and a number of other agreements with Morgan Stanley setting forth various matters governing our relationship with Morgan Stanley while it remains a significant shareholder in us. For a description of these agreements, see “Item 1.—Business—Arrangements Between Morgan Stanley and Us.” These agreements govern the provision of corporate services to us and are likely to affect our ability to make certain acquisitions or to merge or consolidate or to sell all or substantially all our assets. The rights of Morgan Stanley under these agreements may allow Morgan Stanley to delay or prevent an acquisition of us or prevent a redemption or repurchase of our common stock that our other shareholders, including you, may consider favorable. We may not be able to terminate these agreements or amend them in a manner we deem more favorable, except in accordance with their terms.

Conflicts of interest may arise between Morgan Stanley and us that could be resolved in a manner unfavorable to us.

Questions relating to conflicts of interest may arise between Morgan Stanley and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between Morgan Stanley and us could arise include, but are not limited to, the following:

•

Cross officerships, directorships and stock ownership. The ownership interests of our directors or executive officers in the common stock of Morgan Stanley or service as a director or officer of both Morgan Stanley and us could create, or appear to create, conflicts of interest when directors and executive officers are faced with decisions that could have different implications for the two companies. For example, these decisions could relate to (i) the nature, quality and cost of services rendered to us by Morgan Stanley, (ii) disagreement over the desirability of a potential business or acquisition opportunity or business plans, (iii) employee retention or recruiting or (iv) our dividend policy.

•

Intercompany transactions. From time to time Morgan Stanley or its affiliates may enter into transactions with us or our subsidiaries or other affiliates. For example, we may provide Morgan Stanley with licenses to certain of our products. Although the terms of any such transactions will be established based upon negotiations between Morgan Stanley and us and, when appropriate, subject to the approval of the independent directors on our Board of Directors or a committee of disinterested directors, the terms of any such transactions may not be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in arm’s length negotiations.

•

Intercompany agreements. We entered into certain agreements with Morgan Stanley pursuant to which Morgan Stanley provides us with certain human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services, treasury and other services for so long as Morgan Stanley owns more than 50% of our outstanding common stock. The services Morgan Stanley will continue to provide upon owning 50% or less of our outstanding common stock are subject to renegotiation in good faith, and will be provided for a period not to exceed 12 months. It is expected, for so long as Morgan Stanley owns more than 50% of our outstanding common stock, that payments for these services will be based on an internal cost allocation methodology based on fully loaded cost (i.e., allocated direct costs of providing the services, plus all related overhead and out-of-pocket costs and expenses) and an allocation to us of a portion of compensation-related expenses for Morgan Stanley senior executives, in each case, consistent with past practices. In addition, we will enter into a number of intercompany agreements covering matters such as tax sharing. We are negotiating the terms of these agreements with Morgan Stanley in the context of a parent-subsidiary relationship. The terms will not be the result of, and may not be as favorable as terms obtained in, arm’s length negotiations. In addition, conflicts could arise in the interpretations of any extension or renegotiation of these agreements. See “Item 1.—Business—Arrangements Between Morgan Stanley and Us.”

•

Business opportunities. Several of our directors, Morgan Stanley and affiliates of Morgan Stanley may have or make investments in other companies that may compete with us. Our Amended and Restated Certificate of Incorporation provides that we have renounced any interest in related business opportunities and that our directors who are employees of Morgan Stanley or its affiliates (other than us) have no obligation to offer us those opportunities. As a result of these charter provisions, our future competitive position and growth potential could be adversely affected.

Our cost of funding will increase and our liquidity will decrease.

We have lower credit ratings and are expected to have more constrained liquidity than our current principal shareholder, Morgan Stanley. Currently, Morgan Stanley maintains a contingency funding plan to manage a potential prolonged liquidity contraction over a one-year time period and to provide the ability to conduct business in an orderly manner. As part of Morgan Stanley, our liquidity needs are included in this plan. As a stand-alone company, we will need to manage our liquidity needs independent of Morgan Stanley. We may face challenges in maintaining equivalent liquidity reserves and securing access to contingent funding. We may also face additional challenges in the future, including more limited capital resources to invest in or expand our business. See “Item 1.—Business—Arrangements Between Morgan Stanley and Us.”

Our historical financial results are derived from our results as a subsidiary of Morgan Stanley and include allocated costs for functions historically provided by Morgan Stanley and therefore may not be representative of our results as a stand-alone company and may not be a reliable indicator of our future results.

Our historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone company during the periods presented and may not be indicative of the results we will achieve in the future as a stand-alone public company. The historical costs and expenses reflected in our consolidated financial statements include an allocation for certain corporate functions historically provided by Morgan Stanley, including portions of human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services and treasury. These allocations were based on what we and Morgan Stanley considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. The historical information does not necessarily indicate what our results of operations, financial condition, cash flows or costs and expenses will be in the future, or that our costs as a stand-alone company will be similar. For additional information, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 6.—Selected Consolidated Financial Data” and the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We completed our initial public offering in November 2007 and our ability to operate our business effectively may suffer if we do not, quickly and cost effectively, establish our own financial, administrative and other support functions to operate as a stand-alone company or if we are unable to replace the corporate services Morgan Stanley provides us in a timely manner or on comparable terms.

Historically, we have relied on certain financial, administrative and other resources of Morgan Stanley to operate our business both domestically and internationally. We completed our initial public offering in November 2007 and as a result of our initial public offering, we will need to enhance certain financial, legal and compliance, administrative, information technology and other support systems and processes or contract with third parties to replace Morgan Stanley’s systems.

Morgan Stanley has performed many important corporate functions for our operations, including certain human resources, information technology, accounting, legal and compliance, office space leasing, corporate services and treasury functions. For the fiscal years ended November 30, 2007, 2006 and 2005, cost allocations related to these services were $26.4 million, $23.1 million and $20.0 million, respectively. We have entered into a services agreement with Morgan Stanley pursuant to which Morgan Stanley will continue to provide some of these services to us for so long as Morgan Stanley owns more than 50% of our outstanding common stock. The services Morgan Stanley will continue to provide upon owning 50% or less of our outstanding common stock are subject to renegotiation in good faith, and will be provided for a period not to exceed 12 months.

It is expected, for so long as Morgan Stanley owns more than 50% of our common stock, that compensation for services under the services agreement with Morgan Stanley will be determined, consistent with past practices, using an internal cost allocation methodology based on fully loaded cost (i.e., allocated direct costs of providing the services, plus all related overhead and out-of-pocket costs and expenses), as well as the portion of compensation related expenses for Morgan Stanley senior executives as allocated to us. See “Item 1.—Business—Arrangements Between Morgan Stanley and Us” for a description of these arrangements. Upon the sale or other disposition of any portion of our business, assets or properties, Morgan Stanley’s obligation to provide any service in respect of such disposed business, assets or properties will terminate. Similarly, if our business increases significantly or we acquire any business, assets or properties, Morgan Stanley will not have to provide any services in respect of such increase or acquired business, assets or properties. These services may not be sufficient to meet our needs and, after these agreements with Morgan Stanley terminate, we may not be able to replace these services at all or obtain these services at acceptable prices and terms. Any failure or significant downturn in our own financial or administrative policies and systems or in Morgan Stanley’s financial or administrative policies and systems during the term of the services agreement could have a material adverse effect on our business, financial condition or results of operations.

Although Morgan Stanley will be contractually obligated to provide us with services during the term of the services agreement, we may not be able to obtain services of similar scope and quality after the expiration or termination of that agreement. In addition, our costs of procuring those services from third parties may increase. See “Item 1.—Business—Arrangements Between Morgan Stanley and Us.” Furthermore, we may face certain difficulties in operating our business if we are no longer able to rely on Morgan Stanley’s presence and established services.

In connection with our initial public offering, we entered into agreements with Morgan Stanley relating to the ongoing provision of services and other matters that may be on terms less favorable to us than if they had been negotiated with another party, and we agreed to indemnify Morgan Stanley for, among other things, certain past, present and future liabilities related to our business.

In connection with our initial public offering, we entered into agreements with Morgan Stanley relating to the ongoing provision of services and other matters while still a majority-owned subsidiary of Morgan Stanley. Accordingly, the terms of these agreements may not reflect those that would have been reached with another party on an arm’s-length basis. If these agreements were entered into with another party, we may have obtained more favorable terms.

Pursuant to certain of these agreements, we agreed to indemnify Morgan Stanley for, among other matters, certain past, present and future liabilities related to our business. Such liabilities include certain unknown liabilities, which could be significant.

We may experience increased costs resulting from a decrease in the purchasing power and other operational efficiencies we have had due to our association with Morgan Stanley.

We have been able to take advantage of Morgan Stanley’s purchasing power in the U.S. and internationally in procuring goods, technology and services, including insurance, employee benefit support and audit services. As a stand-alone company, we may be unable to obtain goods, technology and services at prices and on terms as favorable as those available to us prior to becoming a stand-alone company, which could have a material adverse effect on our business, financial condition or results of operations.

Additionally, if we are unable to continue to file combined returns with Morgan Stanley, our tax liability may also increase due to increased income taxes in the jurisdictions where combined filings were previously made with Morgan Stanley.

Further, Morgan Stanley has been influential in our ability to attract and retain research, sales and marketing, information technology, software engineering and other personnel. As a stand-alone company, it may be more difficult and costly for us to attract and retain such personnel. The development, maintenance, support and use of our products is dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees. There can be no assurance that we will be successful in attracting or retaining such personnel, which could have a material adverse effect on our business, financial condition or results of operations. See “—Risks Related to Our Business—We are dependent on key personnel in our professional staff for their expertise. If we fail to attract and retain the necessary qualified personnel, our business, financial condition or results of operations could be materially adversely affected” above.

We may experience a loss in the marketing and reputational value we currently have due to our association with the Morgan Stanley name.

We believe we have received marketing and reputational benefits from our association with the Morgan Stanley brand name. As a stand-alone company that may no longer be the case. Consequently, our ability to retain existing clients and attract new clients and our reputation may be adversely affected.

The obligations associated with being a public company will require significant resources and management attention.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. All of the procedures and practices required as a majority-owned subsidiary of Morgan Stanley were previously established, but we will have additional procedures and practices to establish as a stand-alone public company. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC, and will likely require in the same report, a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with Section 404. In addition, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, are exempt from certain corporate governance requirements.

Morgan Stanley continues to control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under the New York Stock Exchange rules, a company of which more than 50% of the voting power is held by another company is a “controlled company” and need not comply with certain requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that the nominating/corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (3) the requirement that the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (4) the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees. We intend to utilize these exemptions. As a result, we will not have a majority of independent directors nor will our Nominating and Corporate Governance and Compensation Committees consist entirely of independent directors. Accordingly, shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Risks Related to Ownership of Our Class A Common Stock

Because holders of the shares of class B common stock will control the majority of the voting power of all classes of voting stock, other shareholders will not be able to determine the outcome of shareholder votes.

Holders of our class A common stock have one vote per share, and holders of our class B common stock generally have five votes per share, other than with respect to a limited number of matters specified in our Amended and Restated Certificate of Incorporation (such as approval of transactions by which a third-party might acquire control of us). Holders of shares of class B common stock collectively control 96.77% of the combined voting power of all classes of voting stock other than with respect to those matters. For example, the holders of shares of class B common stock are able to direct the election of all of the members of our Board of Directors, who determine our strategic plans (including certain acquisitions), approve major financing decisions and appoint top management. In addition, the holders of the class B common stock may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to holders of our class A common stock or adversely affect us or other investors. Substantially all of the class B common stock are beneficially owned by Morgan Stanley and class B shares are only transferable to Morgan Stanley, Capital Group International or one of their subsidiaries or affiliates. Any such shares of class B common stock transferred to a person other than Morgan Stanley, Capital Group International or one of their subsidiaries or affiliates automatically convert into one share of class A common stock upon such disposition, except for a disposition effected in connection with a distribution of class B common stock in a Tax-Free Spin-Off. Morgan Stanley may in the future decide to distribute all or a portion of its interest in the class B common stock to its shareholders or securityholders through a Tax-Free Spin-Off. Following any such disposition, shares of class B common stock will no longer be convertible into shares of class A common stock, and will be transferable as class B common stock, retaining their rights to multiple votes per share.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our class A common stock, the price of our class A common stock could decline.

The trading market for our class A common stock relies in part on the research and reports that equity research analysts publish about us and our business. The price of our stock could decline if one or more securities analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

The market price of our class A common stock may be volatile, which could result in substantial losses for you.

For example, some of the factors that may cause the market price of our class A common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in operating margins due to variability in revenues from licensing our equity indices as the basis of ETFs;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our products to achieve or maintain market acceptance;

•	failure to produce or distribute our products;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the U.S., foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us, including any perception of misuse of sensitive information;

•	changes in general economic, industry and market conditions; and

•	changes in regulatory and other dynamics.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our class A common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Future sales of our common stock, or the perception that such sales may occur, could depress our class A common stock price.

Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could depress the market price of our class A common stock. This would include sales by Morgan Stanley and restricted shares of class A common stock and options to purchase shares of class A common stock granted in connection with our initial public offering and pursuant to our equity incentive compensation plan. In connection with our initial public offering, we, our executive officers, certain of our directors and Morgan Stanley and Capital Group International agreed with the underwriters not to offer, sell, dispose of or hedge any shares of our class A common stock or securities convertible into or exchangeable for shares of our common stock (including shares of our class B common stock), subject to specified limited exceptions and extensions, during the period ending 180 days (subject to extension) after the date of November 14, 2007, except with the prior written consent of Morgan Stanley & Co. Incorporated. Of the outstanding shares, all of the shares of class A common stock and all of the shares of class B common stock will be freely tradable after the expiration date of the lock-up agreements, excluding any shares acquired by persons who may be deemed to be our affiliates. All of the outstanding shares of our class B common stock will be eligible for conversion and resale after the expiration of the lock-up period. Shares of our common stock held by our affiliates will continue to be subject to the volume and other restrictions of Rule 144 under the U.S. Securities Act of 1933, as amended, or the Securities Act. Morgan Stanley & Co. Incorporated may, in its sole discretion and at any time without notice, release all or any portion of the shares of our common stock subject to the lock-up.

In addition, we filed a registration statement registering under the Securities Act the 12,500,000 shares of class A common stock reserved for issuance in respect of incentive awards to our officers and certain of our employees pursuant to the MSCI 2007 Equity Incentive Compensation Plan and the 500,000 shares of class A common stock reserved for issuance in respect of equity awards made to our directors who are not employees of the Company or Morgan Stanley pursuant to the 2007 MSCI Independent Directors’ Equity Compensation Plan.

Provisions in our Amended and Restated Certificate of Incorporation and By-laws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our class A common stock.

Provisions of our Amended and Restated Certificate of Incorporation and By-laws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our class A common stock. These provisions may also prevent or frustrate attempts by our shareholders to replace or remove our management. These provisions include:

•	limitations on the removal of directors;

•	advance notice requirements for shareholder proposals and director nominations;

•	the inability of shareholders, after a change in control, to act by written consent or to call special meetings;

•	the ability of our Board of Directors to make, alter or repeal our By-laws; and

•	the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without shareholder approval.

Generally, the amendment of our Amended and Restated Certificate of Incorporation requires approval by our Board of Directors and a majority vote of shareholders. Any amendment to our By-laws requires the approval of either a majority of our Board of Directors or holders of at least 80% of the votes entitled to be cast by the outstanding capital stock in the election of our Board of Directors.

Moreover, we have opted out of the “business combination” provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) until such time as Morgan Stanley ceases to own more than 50% of our outstanding common stock, after which we will be governed by these provisions. Section 203 prohibits a person who acquires more than 15% but less than 85% of all classes of our outstanding voting stock without the approval of our Board of Directors from merging or combining with us for a period of three years, unless the merger or combination is approved by a two-thirds vote of the shares not owned by such person. These provisions would apply even if the proposed merger or acquisition could be considered beneficial by some shareholders.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our class A common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that investors could receive a premium for your class A common stock in an acquisition.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our class A common stock.

We do not intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth, including growth through acquisitions. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, business conditions, corporate law requirement and other factors.

Item 1B.	Unresolved Staff Comments

Nothing required to be disclosed.

Item 2.	Properties

Our corporate headquarters are located in New York, New York. This is also our largest sales office and one of our main research centers. As of November 30, 2007, our principal offices consisted of the following properties:

Location	Square Feet	Expiration Date
Berkeley, California	59,000	June 30, 2014
New York, New York	39,000	December 31, 2014
Geneva, Switzerland	19,900	March 31, 2009
London, England	15,830	September 5, 2014
Mumbai, India (research/operations)	8,800	January 13, 2016
Tokyo, Japan	6,820	November 30, 2008
Hong Kong, China	5,845	December 31, 2008

As of November 30, 2007, we also leased sales and client support offices in the following locations: Cape Town (Newlands), South Africa; Chicago, Illinois; Dubai, United Arab Emirates; Frankfurt, Germany; Milan, Italy; Mumbai, India; Paris, France; San Francisco, California; Sao Paulo, Brazil; Shanghai, China; and Sydney, Australia. Of our office locations, we shared leased space with Morgan Stanley, our principal shareholder, in the following locations: Budapest, Hungary; Chicago, Illinois; Dubai, United Arab Emirates; Milan, Italy; Mumbai, India (two locations); Paris, France; San Francisco, California and Sydney, Australia.

We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3.	Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 24, 2007, pursuant to Section 228 of the General Corporation Law of the State of Delaware, we solicited the written consent of our stockholders to approve our Amended and Restated Certificate of Incorporation. On November 2, 2007, pursuant to Section 228 of the General Corporation Law of the State of Delaware, we solicited the written consent of our stockholders to adopt the MSCI Independent Directors’ Equity Compensation Plan and the MSCI 2007 Equity Compensation Plan. On November 12, 2007, pursuant to Section 228 of the General Corporation Law of the State of Delaware, we solicited the written consent of our stockholders to appoint Kenneth M. deRegt, James P. Gorman and David H. Sidwell as Directors. We received the requisite consents of our stockholders with respect to each of the above mentioned proposals.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price and Dividends

Our class A common stock has traded on the New York Stock Exchange since November 15, 2007 under the symbol “MXB.” Prior to that time, there was no public market for our common stock. As of February 22, 2008, there were approximately four shareholders of record of our class A common stock. The following table sets forth the high and low closing sale prices of our class A common stock as reported by the New York Stock Exchange for the fourth quarter.

Fiscal year ended November 30, 2007	High	Low
Fourth Quarter(1)	$27.80	$24.96

(1)	Our class A common stock began trading on November 15, 2007.

On February 26, 2008, the closing price of our class A common stock on the New York Stock Exchange was $33.92.

Our class B common stock is neither listed nor publicly traded. As of February 22, 2008, there were two shareholders of record of our class B common stock.

Dividend Policy

We declared and paid dividends prior to the initial public offering. See “—Use of Proceeds from Registered Sale of Securities” below. We do not, however, intend to pay any dividends in the foreseeable future and intend to retain all available funds for use in the operation and expansion of our business, including growth through acquisitions. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, business conditions, corporate law requirements and other factors. In addition, our Credit Facility contains restrictions on the payment of dividends. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The Transfer Agent and Registrar for the common stock is BNY Mellon Shareowner Services.

Equity Compensation Plans

On November 2, 2007 and November 5, 2007, our shareholders and Board of Directors approved, respectively, the implementation of the 2007 MSCI Independent Directors’ Equity Compensation Plan. Pursuant to the 2007 MSCI Independent Directors’ Equity Compensation Plan, directors who are not employees of the Company or Morgan Stanley are entitled to receive an annual grant of $50,000 each in stock units which are subject to a vesting schedule. The total number of shares authorized to be awarded under the plan is 500,000.

On November 2, 2007 and November 5, 2007, our shareholders and Board of Directors approved, respectively, the implementation of the MSCI 2007 Equity Incentive Compensation Plan. The MSCI 2007 Equity Incentive Compensation Plan permits the Compensation Committee to make grants of a variety of equity based awards (such as stock, restricted stock, stock units and options) totaling up to 12.5 million shares to eligible recipients, including employees and consultants. No awards are permitted after November 2, 2017.

The following table sets forth certain information with respect to our equity compensation plans at November 30, 2007:

	Number of Securities to be Issued Upon Vesting of Restricted Stock Units and Exercise of Outstanding Options a	Weighted Average Unit Award Value of Restricted Stock Units and Weighted-Average Exercise Price of Outstanding Options b	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) c
Equity Compensation Plans Approved by Security Holders
2007 MSCI Independent Directors’ Equity Compensation Plan(1)	5,554	$18.00	483,058
MSCI 2007 Equity Incentive Compensation Plan	5,016,414	$18.00	7,483,586

Total	5,021,968	$18.00	7,966,644

(1)	The 2007 MSCI Independent Directors’ Equity Compensation Plan does not authorize the issuance of options to purchase MSCI common stock.

Stock Repurchases

There were no repurchases of common stock for the quarter ended November 30, 2007. We do not have a publicly announced share repurchase plan.

Recent Sales of Unregistered Securities.

None.

Use of Proceeds from Sale of Registered Securities

On November 20, 2007, we completed the initial public offering of our class A common stock, $0.01 par value, pursuant to our Registration Statement on Form S-1, as amended (Reg. No. 333-144975) that was declared effective on November 14, 2007. We sold an aggregate amount of 16.1 million shares of our class A common stock in the offering at a price to the public of $18.00 per share. Morgan Stanley acted as the representative for the several underwriters for the offering.

Our net proceeds from the initial public offering were $265.0 million after deducting $20.3 million of underwriting discounts and commissions and other offering expenses of $4.5 million.

On July 19, 2007, we paid a dividend of $973.0 million, consisting of $325.0 million in cash and $648.0 million in demand notes to our parent, Morgan Stanley. Simultaneously with the initial public offering, we entered into a $500.0 million Credit Facility and borrowed $425.0 million under the Credit Facility. We used the net proceeds from the borrowing to pay a portion of the Morgan Stanley demand note. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” A portion of the proceeds from the initial public offering were used to pay the remainder of the $625.9 million demand note held by Morgan Stanley.

Item 6.	Selected Consolidated Financial Data

Our selected consolidated financial data for the periods presented should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

The selected consolidated state of income data for the fiscal years ended November 30, 2007, 2006, and 2005 and the selected consolidated financial condition data as of November 30, 2007 and 2006 are derived from our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K. Our consolidated financial statements for the years ended November 30, 2007, 2006 and 2005 have been audited and reported upon by Deloitte & Touche LLP, an independent registered public accounting firm. The selected consolidated statement of income data for the fiscal years ended November 30, 2004 and 2003 and the selected consolidated statement of financial condition data as of November 30, 2004 and 2003 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The selected financial information presented below may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a stand-alone company during the periods presented.

	For the fiscal year ended November 30,
	2007	2006		2005	2004(2)	2003
	(in thousands, except per share data)
Operating revenues	$369,886	$310,698		$278,474	$178,446	$91,277
Total operating expenses	240,541	227,402		204,849	148,441	74,752

Operating income	129,345	83,296		73,625	30,005	16,525
Interest and other income, net	3,947	16,173		7,272	613	793
Provision for income taxes	52,181	36,097		30,449	9,711	5,921

Income before discontinued operations and cumulative effect of change in accounting principle	81,111	63,372		50,448	20,907	11,397
Income (loss) from discontinued operations	—	8,073		3,793	(54)	—
Cumulative effect of change in accounting principle	—	—		313	—	—

Net income	$81,111	$71,445		$54,554	$20,853	$11,397

Earnings per basic common share:
Continuing operations	$0.96	$0.76		$0.60	$0.37	$0.40
Discontinued operations	—	0.10		0.05	—	—
Cumulative effect of change in accounting principle	—	—		—	—	—

Earnings per basic common share	$0.96	$0.85	(1)	$0.65	$0.37	$0.40

Earnings per diluted common share:
Continuing operations	$0.96	$0.76		$0.60	$0.37	$0.40
Discontinued operations	—	0.10		0.05	—	—
Cumulative effect of change in accounting principle	—	—		—	—	—

Earnings per diluted common share	$0.96	$0.85	(1)	$0.65	$0.37	$0.40

Weighted average shares outstanding used in computing earnings per share
Basic	84,608	83,900		83,900	83,900	83,900

Diluted	84,624	83,900		83,900	83,900	83,900

Cash and cash equivalents	$33,818	$24,362		$23,411	$33,076	$5,735
Cash deposited with related parties	$137,625	$330,231		$252,882	$98,873	$67,492
Trade receivables (net of allowances)	$77,748	$62,337		$74,765	$63,139	$89,124
Goodwill and Intangibles, net of accumulated amortization	$616,030	$642,383		$668,539	$781,238	$—
Deferred revenue	$125,230	$102,368		$87,952	$88,689	$53,007
Long-term debt, net of current maturities	$402,750	$—		$—	$—	$—
Current maturities of long-term debt	$22,250	$—		$—	$—	$—
Total shareholders’ equity	$200,021	$825,712		$757,217	$708,501	$36,624
Total assets	$904,679	$1,112,775		$1,047,519	$996,444	$123,100

(1)	Numbers may not total due to rounding.
(2)	On June 3, 2004, Morgan Stanley completed the acquisition of Barra. The operations of Barra have been included with our results of operations since that date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors.”

Overview

We are a leading provider of investment decision support tools to investment institutions worldwide. We produce indices and risk and return portfolio analytics for use in managing investment portfolios. Our products are used by institutions investing in or trading equity, fixed income and multi-asset class instruments and portfolios around the world. Our flagship products are our international equity indices marketed under the MSCI brand and our equity portfolio analytics marketed under the Barra brand. Our products are used in many areas of the investment process, including for portfolio construction and optimization, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, investment manager selection and investment research.

Our clients include asset owners such as pension funds, endowments, foundations, central banks and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, ETFs, hedge funds and private wealth; and financial intermediaries such as broker-dealers, exchanges, custodians and investment consultants. We have a client base of over 2,900 clients across 66 countries. As of November 30, 2007, we had 19 offices in 15 countries to help serve our diverse client base, with approximately 53% of our clients in the Americas, 33% in EMEA, 8% in Japan and 6% in Asia-Pacific (not including Japan), based on fiscal year 2007 revenues.

We sell our products through a common sales force, produce them on common data and systems platforms and develop them in our global research and product management organizations. In evaluating our results, we focus on revenues and revenue growth by product category and operating margins encompassing the entire cost structure supporting all our operations. Our current financial focus is on accelerating our revenue growth to generate cash flow to expand our market position and capitalize on the many growth opportunities before us. Our revenue growth strategy includes: (a) expanding and deepening our relationships with the large and increasing number of investment institutions worldwide; (b) developing new and enhancing existing equity product offerings, as well as further developing and growing our investment tools for multi-asset class and fixed income investment institutions; and (c) actively seeking to acquire products, technologies and companies that will enhance, complement or expand our client base and our product offerings. See “Item 1.—Business—Growth Strategy.”

To maintain and accelerate our revenue and operating income growth, we will continue to invest in and expand our operating functions and infrastructure, including new sales and client support staff and facilities in locations around the world; additional staff and supporting technology for our research and our data management and production functions; and additional personnel and supporting technology in our general and administrative functions, particularly finance and human resources personnel required to operate as a stand-alone public company. At the same time, managing and controlling our operating expenses is very important to us and a distinct part of our culture. Over time, our goal is to keep the rate of growth of our operating expenses below the rate of growth of our revenues allowing us to expand our operating margins. However, at times, because of significant market opportunities, it may be more important to us to invest in our business in order to support increased efforts to attract new clients and to develop new product offerings, rather than emphasize short-term operating margin expansion. Furthermore, in some periods our operating expense growth may exceed our operating revenue growth due to the variability of revenues from licensing our equity indices as the basis of ETFs.

We experienced growth in both revenues and expenses during fiscal years ended November 30, 2007, 2006 and 2005. Strong revenue growth continued in equity index products during all three periods. Acceleration of revenue growth in equity portfolio analytics products during fiscal 2007 resulted in part from investments made during 2006 to enhance and add features to our Barra Aegis and Equity Models Direct product offerings. Investments made in BarraOne in 2006 contributed to growth in revenues in our multi-asset class portfolio analytics products from additional subscriptions during fiscal 2007.

Our net income disclosed in this Annual Report on Form 10-K for fiscal year 2007, which is $81.1 million ($0.96 per diluted share), is lower than the net income we disclosed in our earnings release dated January 10, 2008, which was $87.1 million ($1.03 per diluted share). This reduction in net income is due to an increased income tax provision that is composed primarily of two parts. The majority reflects increased taxes for the period 1999 through 2007 as a result of a recent settlement entered into by Morgan Stanley with New York State and New York City tax authorities. As it relates to us, the settlement requires Morgan Stanley to include us in its combined New York State and City tax returns for the period 1999 through 2007. When filing as a separate taxpayer, our New York State and New York City income taxes were lower than when calculated as part of Morgan Stanley’s combined state and local income tax return over the applicable period. Consequently, we recorded an adjustment of $3.7 million for tax and interest (net of federal tax benefit) relating to tax years 1999 through 2007 to reflect the additional taxes owed. In future periods, we expect our effective tax rate to be marginally higher due to filing a combined New York State and New York City income tax return with our parent, Morgan Stanley.

The other component of the increased income tax provision is the establishment of additional tax reserves of $1.7 million related to the potential disallowance of certain Research and Experimental tax credits previously allocated to us.

Product enhancements continued throughout 2007 and included the releases of Aegis 4.1, BarraOne 1.9 and the introduction of the MSCI Global Investable Market Indices (“GIMI”) methodology.

The higher operating expenses during fiscal years 2007 and 2006 were primarily due to increased compensation and benefit expenses for existing personnel as well as an increase in compensation and benefit expenses related to staff additions that were made during the third and fourth quarters of fiscal 2006.

Key Financial Metrics and Drivers

Revenues

Our principal sales model is to license annual, recurring subscriptions to our products for use at specified locations by a given number of client users for an annual fee paid upfront. The substantial majority of our revenues come from these annual, recurring subscriptions. These fees are recorded as deferred revenues on our consolidated statement of financial condition and are recognized each month on our income statement as the service is rendered. Over time, as their needs evolve, our clients often add product modules, users and locations to their subscriptions, which results in an increase in our revenues per client. Additionally, a rapidly growing source of our revenues comes from clients who use our indices as the basis for certain index-linked investment products such as ETFs, passive mutual funds and structured products. These clients commonly pay us a license fee based on the investment product’s assets.

We group our revenues into the following four product categories:

Equity Indices

This category includes fees from MSCI equity index data subscriptions, fees based on assets in investment products linked to our equity indices, fees from one-time licenses of our equity index historical data and fees from custom MSCI indices. We also generate a limited amount of revenues based on the trading volume of futures and options contracts linked to our indices.

Clients typically subscribe to equity index data modules for use by a specified number of users at a particular location. Clients may select delivery from us or delivery via a third-party vendor. We are able to grow our revenues for data subscriptions by expanding the number of client users and their locations and the number of third-party vendors the client uses for delivery of our data modules. The increasing scope and complexity of a client’s data requirements beyond standard data modules, such as requests for historical data or customized indices, also provide opportunities for further revenue growth from an existing client.

Revenues from our index-linked investment product licenses, such as ETFs, increase or decrease as a result of changes in value of the assets in the investment products. These changes in the value of the assets in the investment products can result from equity market price changes and investment inflows and outflows. In most cases, fees for these licenses are paid quarterly in arrears and are calculated by multiplying a negotiated basis point fee times the average daily assets in the investment product for the most recent period.

Equity Portfolio Analytics

This category includes revenues from annual, recurring subscriptions to Barra Aegis and our proprietary risk data in it; Equity Models Direct products; and our proprietary equity risk data incorporated in third-party software application offerings (e.g., Barra on Vendors).

Barra Aegis has many uses, including portfolio risk analysis and forecasting, optimization and factor-based portfolio performance attribution. A base subscription for use in portfolio analysis typically involves a subscription to Barra Aegis and various risk data modules. A client may add portfolio performance attribution, optimization tools, process automation tools or other features to its Barra Aegis subscription. By licensing the client to receive additional software modules and risk data, or increasing the number of permitted client users or client locations, we can increase our revenues per client further.

Our Equity Models Direct risk data is distributed directly to clients who then combine it with their own software applications or upload the risk data onto third-party applications. A base subscription to our Equity Models Direct product provides equity risk data for a single country for a set fee that authorizes two users. By licensing the client to receive equity risk model data for additional countries, or increasing the number of permitted client users or client locations, we can further increase our revenues per client.

The Barra on Vendors product makes our proprietary risk data from our Equity Models Direct product available to clients via third party providers, such as FactSet Research Systems, Inc.

Multi-Asset Class Portfolio Analytics

This category includes revenues from annual, recurring subscriptions to BarraOne and Barra TotalRisk together with our proprietary risk data for multiple asset classes. Currently, we are actively selling subscriptions only to BarraOne and related risk data. Once most of the features and functionality of TotalRisk have been added to BarraOne, we plan to decommission TotalRisk. As this happens, we will offer our TotalRisk clients the opportunity to transition to BarraOne. Therefore, as this transition takes place, revenues from this product group will increasingly come from BarraOne, partially offset by declines in revenues from TotalRisk.

Other Products

This category includes revenues from a number of products, including Barra Cosmos for fixed income analytics, MSCI hedge fund indices, Barra hedge fund risk model, and FEA energy and commodity asset valuation analytics products.

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of our total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as our “Run Rate.” The Run Rate at a particular point in time represents the forward-looking fees for the next 12 months from all subscriptions and investment product licenses we currently provide to our clients under renewable contracts assuming all contracts that come up for renewal are renewed and assuming then-current exchange rates. For any license whose fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects an annualization of the most recent periodic fee earned under such license. The Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal at the time we receive such notice, even if the notice is not effective until a later date.

Because the Run Rate represents potential future fees, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and one-time sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset-based fees, which may result from market movements or from investment inflows into and outflows from investment products linked to our indices;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indices;

•	price changes;

•	timing differences under GAAP between when we receive fees and the realization of the related revenues; and

•	fluctuations in foreign exchange rates.

The following table sets forth our Run Rate as of the dates indicated and the percentage growth over the prior period:

	As of November 30, 2007	Percentage change November 2006/2007	As of November 30, 2006	Percentage change November 2005/2006	As of November 30, 2005(1)
	(dollars in thousands)
Equity index asset based fees(2)	$76,898	75.6%	$43,800
Hedge fund index asset based fees	4,963	(27.9%)	6,880

Asset based fees total	81,861	61.5%	50,680
Subscription based fees	315,644	19.4%	264,317

Total Run Rate	$397,505	26.2%	$314,997	17.2%	$268,743

(1)	Comparable data for fiscal year 2005 is not available.
(2)	Includes transaction volume-based products, principally futures and options traded on certain MSCI indices.

Changes in Run Rate between periods reflect increases from new subscriptions, decreases from cancellations, increases or decreases, as the case may be, from the change in the value of assets of investment products linked to MSCI indices, the change in trading volumes of futures and options contracts linked to MSCI indices, price changes and fluctuations in foreign exchange rates.

Retention Rate

Because subscription cancellations decrease our Run Rate and ultimately our operating revenues, another key metric is our “Retention Rate.” Our Retention Rate for any period represents the percentage of the Run Rate as of the beginning of the period that is not cancelled during the period. The Retention Rate is computed on a product-by-product basis. Therefore, if a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction. We do not calculate Retention Rates for that portion of our Run Rate attributable to assets in investment products linked to our indices or to trading volumes of futures and options contracts linked to our indices. Retention Rates for a non-annual period are annualized.

The following table sets forth our aggregate Retention Rate as of the dates indicated:

	Fiscal Year Ended November 30,
	2007	2006	2005
Aggregate Retention Rate	92%	91%	89%

In recent years on average, approximately 40% of our subscription cancellations have occurred in the fourth fiscal quarter. As a result, Retention Rates are generally higher during the first three fiscal quarters and lower in the fourth fiscal quarter.

Expenses

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions, and typically represent 50% to 60% of our total operating expenses. These expenses generally contribute to the majority of our expense increases from period to period, reflecting current staff compensation and benefit increases and increased staffing levels. Continued growth of our staff in lower cost locations around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. An important location for us is Mumbai, India, where we have increased our staff levels significantly since commencing our operations there in early 2004 with a small staff in data management and production. Subsequently, we expanded the scale of our operations there by adding teams in research and administration, as well as by continuing to expand the data management and production team. Our office in Mumbai has grown from 12 employees as of November 30, 2004 to 61 full-time employees as of November 30, 2007. Another important location for us in the future is Budapest, Hungary, where we opened an office in August 2007. We plan to develop this location as an important information technology and software engineering center. Our Budapest office had six employees as of November 30, 2007.

Another significant expense for us is services provided by our principal shareholder, Morgan Stanley. As a majority-owned subsidiary of Morgan Stanley, we have relied on Morgan Stanley to provide a number of administrative support services and facilities. Although we will continue to operate under a services agreement with Morgan Stanley, the amount and composition of our expenses may vary from historical levels as we replace these services with ones supplied by us or by third parties. We are investing in expanding our own administrative functions, including finance, legal and compliance and human resources, as well as information technology infrastructure, to replace services currently provided by Morgan Stanley. Because of initial set-up costs and overlaps with services currently provided by Morgan Stanley, our expenses may increase in the near-term. We will incur additional costs as a public company, including directors’ compensation, audit, listing fees, investor relations, stock administration and regulatory compliance costs.

Information technology costs, which include market data, amortization of hardware and software products, and telecommunications services, are also an important part of our expense base.

We group our expenses into three categories:

•	Cost of services,

•	Selling, general and administrative (“SG&A”), and

•	Amortization of intangible assets.

In both the cost of services and SG&A expense categories, compensation and benefits represent the majority of our expenses. Other costs associated with the number of employees such as office space and professional services are included in both the cost of services and SG&A expense categories consistent with the allocation of employees to those respective areas.

Cost of Services

This category includes costs related to our research, data management and production, software engineering and product management functions. Costs in these areas include staff compensation and benefits, allocated office space, market data fees and certain information technology services provided by Morgan Stanley. The largest expense in this category is compensation and benefits. As such, they generally contribute to a majority of our expense increases from period to period, reflecting compensation and benefits increases for current staff and increased staffing levels.

Selling, General and Administrative

This category includes compensation expense for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category is compensation and benefits. As such, they generally contribute to a majority of our expense increases from period to period, reflecting compensation and benefits increases for current staff and increased staffing levels. Other significant expenses are for services provided by Morgan Stanley and office space.

Amortization of Intangible Assets

This category consists of expenses related to amortizing intangible assets arising from the acquisition of Barra in June 2004. At the time of acquisition, the intangible assets had weighted average useful lives ranging from 1.5 to 21.5 years. Our intangible assets consist primarily of technology and software, trademarks and client relationships. At November 30, 2007, our intangible assets totaled $174.4 million, net of accumulated amortization. For the fiscal year ended November 30, 2007, amortization expenses related to intangibles amounted to $26.4 million and represented more than 10% of our total operating expenses of $240.5 million. We believe that this is a substantially higher percentage than for other companies in our industry. This difference is directly linked to the substantial intangible amortization expense arising from our acquisition of Barra.

Interest and Other Income, net

This category consists primarily of interest we collect on cash balances, including cash deposited with Morgan Stanley, less interest we pay on payables to related parties as well as interest on our Credit Facility entered into November 14, 2007. For the fiscal year ending November 30, 2007, Interest and Other Income, net also includes interest incurred on the demand note payable to Morgan Stanley. All outstanding balances on the demand note were paid as of November 20, 2007. Average cash balances and the weighted average yield received are the two largest factors causing changes in interest income from period to period. As a result of the payment in cash and the demand notes associated with the $973.0 million dividend paid on July 19, 2007, described below under “—Factors Impacting Comparability of Our Financial Results—July 2007 Dividend,” and our Credit Facility, we expect interest income to be substantially lower and interest expense to be substantially higher in future periods.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or with our results of operations in the future for the reasons discussed below.

Barra Acquisition and Divestiture of POSIT JV

On June 3, 2004, Morgan Stanley completed the acquisition of Barra. On December 1, 2004, Morgan Stanley contributed Barra to us. The contribution of Barra was accounted for as a transfer of net assets between entities under common control and therefore, we have presented our financial position and results of operations as if Barra had been combined with us from the date of the acquisition. Founded in 1975, Barra became a public company in 1991, trading on the NASDAQ under the ticker symbol BARZ.

On February 1, 2005, we sold for $90.0 million our 50% interest in POSIT JV, a joint venture that owned the intellectual property for and certain licenses underlying the POSIT equity crossing system that matches institutional buyers and sellers, to our joint venture partner, ITG. We recorded a pre-tax gain of $6.8 million at the time of sale. We acquired the POSIT JV interest as part of our acquisition of Barra. As part of the sale agreement, we were entitled to additional royalties for a period of 10 years subsequent to the sale pursuant to an earn-out arrangement based on fees earned by ITG related to the POSIT system. In September 2006, ITG exercised its option to accelerate the earn-out period by making a lump sum payment to us of $11.7 million. In addition, we received royalty payments of $3.2 million and $1.0 million in fiscal 2005 and 2006, respectively, prior to the lump sum earn-out payment. With the issuance of FASB Interpretation 46R Consolidation of Variable Interest Entities (FIN 46R), Barra determined that POSIT JV qualified as a variable interest entity. Barra was entitled to 95% of the gains and losses of the joint venture and thus consolidated POSIT JV. We accounted for the results of operations of POSIT JV, the gain on sale of POSIT JV, and the lump sum payment from ITG as discontinued operations in our financial statements.

Our Relationship with Morgan Stanley

Our consolidated financial statements have been derived from the financial statements and accounting records of Morgan Stanley using the historical results of operations and historical bases of assets and liabilities of our business. The historical costs and expenses reflected in our audited consolidated financial statements include an allocation for certain corporate functions historically provided by Morgan Stanley, including human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services, treasury and other services. On November 20, 2007, we entered into a services agreement with Morgan Stanley pursuant to which Morgan Stanley and its affiliates agreed to provide us with certain of these services for so long as Morgan Stanley owns more than 50% of our outstanding common stock and for periods, varying for different services, of up to 12 months thereafter. For the fiscal years ended November 30, 2007, 2006 and 2005, direct cost allocations related to these services were $26.4 million, $23.1 million and $20.0 million, respectively. These allocations were based on what we and Morgan Stanley considered to be reasonable reflections of the utilization levels of these services required in support of our business and are based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead. The historical information does not necessarily indicate what our results of operations, financial condition or cash flows will be in the future.

As we replace services currently provided by Morgan Stanley, our expenses may be higher or lower than the amounts reflected in the consolidated statements of income. Pursuant to the services agreement, Morgan Stanley and its affiliates agreed to provide us with services, including certain human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services, treasury and other services. Payment for these services will be determined, consistent with past practices, using an internal cost allocation methodology based on fully loaded cost (i.e., allocated direct costs of providing the services, plus all related overhead and out-of-pocket costs and expenses). We are currently enhancing our own financial, administrative and other support systems or contracting with third parties to replace Morgan Stanley’s systems. We are also establishing our own accounting and internal auditing functions separate from those provided to us by Morgan Stanley.

Public Company Expenses

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. All of the procedures and practices required as a majority-owned subsidiary of Morgan Stanley were previously established, but we continue to add procedures and practices required as a public company. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur.

July 2007 Dividend and Credit Facility

On July 19, 2007, we paid a dividend of $973.0 million, consisting of $325.0 million in cash and $648.0 million of demand notes. Morgan Stanley was issued a demand note in the amount of $625.9 million and Capital Group International was issued a demand note in the amount of $22.1 million. On July 19, 2007, we paid in full the $22.1 million demand note held by Capital Group International.

On November 14, 2007, we entered into the $500 million Credit Facility (as discussed below) of which we borrowed $425.0 million to pay a portion of the $625.9 million demand note held by Morgan Stanley. The balance of the demand note was repaid with proceeds from our initial public offering. See “—Liquidity and Capital Resources” below and note 6 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the Credit Facility.

As a result of this dividend we expect interest income to be substantially lower and interest expense to be substantially higher in future periods.

Founders Grant

On November 6, 2007, our Board of Directors approved the award of founders grants to our employees in the form of restricted stock units and/or options. The aggregate value of the grants, which were made on November 14, 2007, was approximately $68.0 million of restricted stock units and options. The restricted stock units and options vest over a four-year period, with 50% vesting on the second anniversary of the grant date and 25% vesting on the third and fourth anniversary of the grant date. The options have an exercise price per share of $18.00 and have a term of ten years subject to earlier cancellation in certain circumstances. The aggregate value of the options is calculated using the Black-Scholes valuation method consistent with Statement of Financial Accounting Standards No. 123R.

The pre-tax expense of the founders grant for 2007 was approximately $1.1 million, prior to any estimated or actual forfeitures. After estimated forfeitures, the pre-tax expense of the founders grant for 2007 was $0.8 million. The anticipated pre-tax expense of the founders grant is approximately $26.9 million, $26.2 million, $9.7 million and $4.1 million for the fiscal years ended November 30, 2008, 2009, 2010 and 2011, respectively, prior to any estimated or actual forfeitures.

Share Reclassification

On October 24, 2007, our Board of Directors approved the Amended and Restated Certificate of Incorporation, which included: (i) authority to issue 850,000,000 shares of stock, consisting of 500,000,000 shares of class A common stock, par value $0.01 per share, 250,000,000 shares of class B common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share; and (ii) a reclassification of each share of our outstanding common stock into 2,861.235208 shares of class B common stock. All per share computations included in the accompanying consolidated financial statements have been restated to reflect the reclassification.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe the estimates and judgments upon which we rely are reasonable based upon information available to us at the time these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, research and development and software capitalization, allowance for doubtful accounts, tax contingencies, impairment of long-lived assets and accrued compensation. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Revenue Recognition

Revenue related to our non-software-related recurring arrangements is recognized pursuant to the requirements of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” Under EITF 00-21, transactions with multiple elements should be considered separate units of accounting if all of the following criteria are met:

•	The delivered item has stand-alone value to the client,

•	There is objective and reliable evidence of the fair value of the undelivered item(s), and

•	If the arrangement includes a general right of return, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

We have signed subscription agreements with all of our clients that set forth the fees paid to us by the clients. Further, we regularly assess the receivable balances for each client. Our subscription agreements for these products include provisions that, among other things, allow clients, for no additional fee, to receive updates and modifications that may be made from time to time, for the term of the agreement, typically one year. As we currently do not have objective and reliable evidence of the fair value of this element of the transaction, we do not account for the delivered item as a separate element. Accordingly, we recognize revenue ratably over the term of the license agreement.

Our software-related recurring revenue arrangements do not require significant modification or customization of any underlying software applications being licensed. Accordingly, we recognize software revenues excluding the energy and commodity asset valuation analytics products, pursuant to the requirements of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In accordance with SOP 97-2, we begin to recognize revenues from subscriptions, maintenance and client technical support, and professional services when all of the following criteria are met: (1) we have persuasive evidence of a legally binding arrangement, (2) delivery has occurred, (3) client fee is deemed fixed or determinable, and (4) collection is probable.

We have signed subscription agreements with all of our clients that set forth the fees paid to us by the clients. Further, we regularly assess the receivable balances for each client. Our subscription agreements for software products include provisions that, among other things, would allow clients to receive unspecified future software upgrades for no additional fee as well as the right to use the software products with maintenance for the term of the agreement, typically one year. As we do not have vendor specific objective evidence (“VSOE”) for these elements (except for the support related to energy and commodity asset valuation products), we do not account for these elements separately. Accordingly, except for revenues related to energy and commodity asset valuation products, we recognize revenue ratably over the term of the license agreement.

Our software license arrangements generally do not include acceptance provisions. Such provisions generally allow a client to test the software for a defined period of time before committing to license the software. If a license agreement includes an acceptance provision, we do not record subscription revenues until the earlier of the receipt of a written client acceptance or, if not notified by the client that it is cancelling the license agreement, the expiration of the acceptance period.

For our energy and commodity asset valuation analytics products, we use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In virtually all of our contracts, the only element that remains undelivered at the time of delivery of the product is support. The fair value of support is determined based upon what the fees for the support are for clients who purchase support separately. Under the residual method, the fair value of the undelivered element is deferred and the remaining portion of the contract fee is recognized as product revenue. Support fees for these products are recognized ratably over the support period.

We apply Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, in determining revenue recognition related to clients that use our indices as the basis for certain index-linked investment products such as exchange traded funds or futures contracts. These clients commonly pay us a fee based on the investment product’s assets under management or contract volumes. These fees are calculated based upon estimated assets in the investment product or contract volumes obtained either through independent third-party sources or the most recently reported information of the client.

We recognize revenue when all the following criteria are met:

•	The client has signed a contract with us,

•	The service has been rendered,

•	The amount of the fee is fixed or determinable based on the terms of the contract, and

•	Collectability is reasonably assured.

We have signed contracts with all clients that use our indices as the basis for certain index-linked investment products, such as exchange traded funds or futures contracts. The contracts state the terms under which these fees are to be calculated. These fees are billed in arrears, after the fees have been earned. The fees are earned as we supply the indices to the client. We assess the creditworthiness of these clients prior to entering into a contract and regularly review the receivable balances related to them.

Research and Development and Software Capitalization

We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs (SFAS No. 2), and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (SFAS No. 86). SFAS No. 2 requires that research and development costs generally be expensed as incurred. SFAS No. 86 specifies that costs incurred in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to clients. Judgment is required in determining when technological feasibility of a product is established. Costs incurred after technological feasibility is established have not been material, and accordingly, we have expensed all research and development costs when incurred. Research and development costs for the fiscal years ended November 30, 2007, 2006 and 2005 were approximately $57.0 million, $55.4 million and $48.3 million, respectively.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded when it is probable and estimable that a receivable will not be collected. The allowance for doubtful accounts was approximately $1.6 million at each of November 30, 2007 and 2006 and $1.1 million at November 30, 2005. Changes in the allowance for doubtful accounts from November 30, 2005 to November 30, 2007 were as follows:

Amount
(in thousands)
Balance as of November 30, 2005	$1,078
Addition to provision	654
Amounts written off	(144)

Balance as of November 30, 2006	1,588
Addition to provision	119
Amounts written off	(123)

Balance as of November 30, 2007	$1,584

Tax Contingencies

Our taxable income historically has been included in the consolidated U.S. federal income tax return of Morgan Stanley and in returns filed by Morgan Stanley with certain state taxing jurisdictions. Our foreign income tax returns have been filed on a separate company basis. Our federal and foreign income tax liability has been computed and presented in the consolidated financial statements as if we were a separate taxpaying entity in the periods presented. The state and local tax liability presented in these statements reflects the fact that we are included in certain state unitary filings of Morgan Stanley, and that our tax liability is affected by the attributions of the unitary group. We will continue to file federal income tax returns with Morgan Stanley on such basis for so long as Morgan Stanley owns at least 80% of the total voting power of our stock and 80% of the total value of our stock, and will generally continue to file certain state income tax returns with Morgan Stanley on a consolidated, combined or unitary basis under applicable state law until we are no longer permitted to do so. If Morgan Stanley’s ownership of our common stock falls below the relevant threshold, which may occur as a result of, among other things, a subsequent sale or Tax-Free Spin-Off by Morgan Stanley of our common stock, we will file the relevant federal or state income tax return as a separate taxable group. As a stand-alone taxpayer, our state and local tax filings will reflect our separate filing attributes.

Although management believes that the judgments and estimates discussed in this Annual Report on Form 10-K are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent we are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement could require use of our cash and result in an increase in our effective income tax rate in the period of resolution.

Impairment of Long-Lived Assets

We review long-lived assets and identifiable definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. To date we have not recognized any impairment loss for long-lived assets. Changes to the expected period in which the intangible asset will be utilized, changes in forecasted cash flow, changes in technology or client demand could materially impact the value of these assets in the future.

As part of a product review on July 15, 2007, we decided to transition certain clients over the next two to three years from Barra TotalRisk to BarraOne and other products. At the end of the transition, TotalRisk will no longer be offered. We have performed an impairment test in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). We have determined there is no impairment of this asset. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the remaining useful life of the asset will be shortened from four-and-a-half years to two-and-a-half years. The revised useful life will result in higher amortization expenses related to this asset of $3.5 million for each of the fiscal years ended November 30, 2008 and 2009.

Accrued Compensation

We make significant estimates in determining our quarterly accrued non-stock based compensation expense. A significant portion of our employee incentive compensation programs are discretionary. Each year-end we determine the amount of discretionary cash bonus pools. We also review compensation throughout the year to determine how overall performance compares to management’s expectations. We take these and other factors, including historical performance, into account in reviewing accrued discretionary cash compensation estimates quarterly and adjusting accrual rates as appropriate. Changes to these factors could cause a material increase or decrease in the amount of expense that we report in a particular period. Accrued non stock-based compensation and related benefits as of November 30, 2007 was $50.9 million.

Results of Operations

Fiscal Year Ended November 30, 2007 Compared to Fiscal Year Ended November 30, 2006

Revenues

	For the Fiscal Year Ended November 30,		Increase/ (Decrease)
	2007	2006
	(in thousands)
Equity index subscriptions	$137,089	$117,752	$19,337	16.4%
Equity index asset based fees	62,903	39,020	23,883	61.2%

Equity indices	199,992	156,772	43,220	27.6%
Equity portfolio analytics	120,648	110,007	10,641	9.7%
Multi-asset class portfolio analytics	23,070	16,873	6,197	36.7%
Other products	26,176	27,046	(870)	(3.2%)

Total operating revenues	$369,886	$310,698	$59,188	19.1%

Revenues increased $59.2 million, or 19.1%, to $369.9 million for fiscal 2007 compared to fiscal 2006, with significant percentage gains across three of our four major product categories. The increase reflects increased revenues from equity indices, equity portfolio analytics, and multi-asset class portfolio analytics. Price increases added very little to our revenue growth.

Revenues from equity indices increased $43.2 million, or 27.6%, to $200.0 million in fiscal 2007 compared to fiscal 2006. Approximately $23.9 million, or 55.3%, of the revenue increase was attributable to increases in fees based on assets of investment products linked to MSCI indices, and the balance to additional index subscriptions from existing and new clients. Growth of assets in ETFs linked to our equity indices drove the higher fees we received from assets in investment products. The majority of growth in assets under management was the result of increased investment flows into the ETFs.

Revenues from equity portfolio analytics increased $10.6 million, or 9.7%, to $120.6 million in fiscal 2007 compared to fiscal 2006. The increase was the result of strong new subscription growth for our equity risk models and related analytics products with a notable increase in demand for our proprietary equity risk data through third-party software vendors. In addition, this increase was due to significantly higher retention rates for Barra Aegis.

Revenues from multi-asset class portfolio analytics increased $6.2 million, or 36.7%, to $23.1 million in fiscal 2007 compared to fiscal 2006. The increase primarily reflects additional subscriptions to BarraOne by asset owners and fund managers with notable strength from EMEA and the Americas. The increase in BarraOne revenue was offset in part by a decline in revenues from TotalRisk due to our decision in late 2006 to stop licensing subscriptions to TotalRisk.

Revenues from other products decreased $0.9 million, or 3.2%, to $26.2 million in fiscal 2007 compared to fiscal 2006. The decrease is principally the result of the cancellation of a large fixed income index subscription at the end of first quarter 2007 and decreased revenues from MSCI hedge fund indices due to declining asset levels of investment products linked to these indices. The decrease was mitigated by strong growth in our energy and commodity valuation analytics product subscriptions marketed under the FEA brand.

Expenses

	For the Fiscal Year Ended November 30,		Increase/ (Decrease)
	2007	2006
	(in thousands)
Cost of services	$121,711	$115,426	$6,285	5.4%
Selling, general and administrative	92,477	85,820	6,657	7.8%
Amortization of intangible assets	26,353	26,156	197	0.8%

Total operating expenses	$240,541	$227,402	$13,139	5.8%

Total operating expenses of $240.5 million for the fiscal year ended November 30, 2007 were $13.1 million or 5.8% higher compared to fiscal 2006. Excluding the Founders Grant expense of $0.8 million, operating expenses increased 5.4% to $239.7 million for fiscal 2007 with compensation expense increasing 10.1% and non-compensation expense remaining unchanged. For fiscal 2007, compensation and benefit expenses represented 55.8% of the total operating expenses compared to 53.2% in fiscal 2006. Excluding expenses related to the Founders Grant of $0.8 million and the $9.7 million of non-recurring items in 2006 ($9.1 million of selling, general and administrative expenses, which are discussed below), expenses for fiscal 2007 increased 10.4%, comprised of compensation and benefits costs increases of 14.9% and non-compensation expenses increases of 5.3%, compared to fiscal year 2006.

Cost of services

Cost of services increased $6.3 million, or 5.4%, to $121.7 million in fiscal 2007 compared to fiscal 2006. The majority of the increase, $3.8 million, was driven by increased personnel costs that reflected hires made in the second half of 2006 in the information technology group as well as the hiring of a Chief Operating Officer. Additional market data costs, including costs associated with introducing the GIMI methodology, rent increases from adding business continuity space in Hong Kong and London, as well as higher allocations of information technology and administrative expenses from Morgan Stanley, were the largest contributors to non-compensation expense growth. As a percentage of revenues, cost of services declined to 32.9% from 37.2%.

Selling, general and administrative

Selling, general and administrative expenses increased $6.7 million, or 7.8%, to $92.5 million in fiscal 2007 compared to fiscal 2006. This increase was mainly due to an increase in compensation and benefit expenses, which increased $9.3 million, or 19.1%, due to the hiring of additional employees in the second half of 2006, and increased compensation and benefit costs for existing personnel. Overall, non-compensation expenses decreased year over year by $2.6 million, or 7.0%.

Fiscal 2006 included a number of expense items not repeated in fiscal 2007 which totaled $9.1 million. These non-recurring expenses included accrued stock based compensation expense for equity awards for retirement eligible employees, recruitment fees associated with senior staff additions and acquisition related costs. Excluding these $9.1 million of non-recurring items in 2006, expenses for fiscal 2007 increased by 20.5% compared to fiscal 2006. This increase included a 30.7% increase in compensation and benefit expenses and a 6.8% increase in non-compensation expenses. The increase in compensation and benefit expenses was driven by the full year cost in fiscal 2007 related to staff hires made in the second half of 2006 and increased compensation and benefit costs for existing personnel. Increases in non-compensation costs for fiscal 2007 were due to an increase in the allocation of general and administrative expenses from Morgan Stanley and travel expenses incurred as a result of the growth of our sales organization.

As a percentage of revenues, selling, general and administrative expenses declined to 25.0% from 27.6%.

Amortization of intangible assets

Amortization expense increased $0.2 million, or 0.8%, to $26.4 million in fiscal 2007 compared to fiscal 2006. As a percentage of revenues, amortization expense declined to 7.1% from 8.4%.

Interest and other income, net

Interest and other income, net decreased 75.6% to $3.9 million for fiscal year 2007. The net decrease was the result of an increase in gross interest expense and a reduction of gross interest income. Gross interest income decreased as a result of holding substantially lower cash balances resulting from the payment of the $973 million dividend to Morgan Stanley and Capital Group International. We experienced higher gross interest expense on account of interest due on the demand note issued to Morgan Stanley in July 2007 and, following repayment of the demand note, on borrowings of $425.0 million under the Credit Facility we entered into simultaneously with the completion of our initial public offering. See “—Liquidity and Capital Resources” below.

Provision for income taxes

Our provision for income taxes increased $16.1 million, or 44.6%, to $52.2 million for fiscal 2007. The effective tax rate for fiscal 2007 increased to 39.1% from 36.3% in fiscal 2006. The increase reflects higher taxable earnings and two significant adjustments to the tax provision.

As a result of a recent settlement entered into by Morgan Stanley with New York State and New York City tax authorities, we will now be included in the combined New York State and New York City income tax returns of Morgan Stanley, and have increased taxes, for the period 1999 through 2007. When filing as a separate taxpayer, our New York State and New York City income taxes were lower than when calculated as part of Morgan Stanley’s combined state and local income tax return over the applicable period. Consequently, we recorded an adjustment of $3.7 million for tax and interest (net of federal tax benefit) relating to tax years 1999 through 2007 to reflect the additional taxes owed.

The other component of the increased income tax provision is the establishment of additional tax reserves of $1.7 million related to the potential disallowance of certain Research and Experimental tax credits previously allocated to us.

So long as MSCI is included in the consolidated federal income tax return of Morgan Stanley and in returns filed by Morgan Stanley with certain state and foreign taxing jurisdictions, our tax liability will reflect amounts due as outlined under our tax sharing agreement dated November 20, 2007 with Morgan Stanley.

Fiscal Year Ended November 30, 2006 Compared to Fiscal Year Ended November 30, 2005

Revenues

	For the Fiscal Year Ended November 30,		Increase/(Decrease)
	2006	2005
	(in thousands)
Equity index subscriptions(1)	$117,752
Equity index asset based fees(1)	39,020

Equity indices	156,772	$126,533	$30,239	23.9%
Equity portfolio analytics	110,007	106,594	3,413	3.2%
Multi-asset class portfolio analytics	16,873	17,260	(387)	(2.2%)
Other products	27,046	28,087	(1,041)	(3.7%)

Total operating revenues	$310,698	$278,474	$32,224	11.6%

(1)	Comparable data for fiscal year 2005 is not available.

Revenues increased $32.2 million, or 11.6%, to $310.7 million for fiscal 2006 compared to fiscal 2005. Growth in index subscriptions was the main driver while increased asset-based fees attributable to higher assets of investment products linked to MSCI equity indices also contributed strongly to revenue growth. The increase also reflects increased revenues from equity portfolio analytics partially offset by a decrease in revenues from our multi-asset class portfolio analytics products and other products including hedge fund indices. Price increases contributed very little to our revenue growth.

Revenues from equity indices increased $30.2 million, or 23.9%, to $156.8 million in fiscal 2006 compared to fiscal 2005. Approximately $21 million, or 70%, of the revenue increase was attributable to index subscriptions and the remainder to fees based on assets of investment products linked to MSCI indices. Growth of assets in ETFs linked to our equity indices drove the higher fees we received from assets of investment products. A majority of the growth in assets under management was the result of increased investment flows into the ETFs.

Revenues from equity portfolio analytics increased $3.4 million, or 3.2%, to $110.0 million in fiscal 2006 compared to fiscal 2005. The increase reflects additional subscriptions to Equity Models Direct by existing and new clients as well as higher Retention Rates for Barra Aegis.

Revenues from multi-asset class portfolio analytics decreased $0.4 million, or 2.2%, to $16.9 million in fiscal 2006 compared to fiscal 2005. The decrease stems from a decline in TotalRisk revenues of $1.8 million, attributable to lower Retention Rates as well as our decision to stop licensing subscriptions to TotalRisk and gradually transition clients from TotalRisk to BarraOne. The decline in TotalRisk revenues was offset in part by a $1.4 million increase from BarraOne revenues attributable to new subscriptions from asset owners and balanced fund managers.

Revenues from other products decreased $1.0 million, or 3.7%, due to lower fees attributable to reduced assets of investment products linked to our hedge fund indices. The decrease was mitigated by strong growth in our energy and commodity valuation analytics product subscriptions marketed under the FEA brand.

Expenses

	For the Fiscal Year Ended November 30,		Increase/(Decrease)
	2006	2005
	(in thousands)
Cost of services	$115,426	$106,598	$8,828	8.3%
Selling, general and administrative	85,820	70,220	15,600	22.2%
Amortization of intangible assets	26,156	28,031	(1,875)	(6.7%)

Total operating expenses	$227,402	$204,849	$22,553	11.0%

Total expenses of $227.4 million for the fiscal year ended November 30, 2006 were $22.6 million, or 11%, higher compared to fiscal 2005. Compensation and benefits continue to account for our largest expense increase, accounting for $12.9 million in growth from the prior year. This increase stems from hiring personnel to support business growth mainly in the U.S. and Europe and the hiring of a Chief Operating Officer and a Chief Financial Officer. Additional increases were principally due to rises in general and administrative expenses from Morgan Stanley, information technology and software engineering costs. The percentage of compensation and benefits expenses of total operating expenses remained unchanged at 53% in fiscal 2006, as compared to fiscal 2005.

Cost of services

Cost of services increased $8.8 million, or 8.3%, to $115.4 million in fiscal 2006 versus 2005. The rise mainly stems from higher research, information technology and software engineering costs incurred in order to add new product features and to expand the breadth of our equity securities universe. The increase is also attributable to the hiring of a Chief Operating Officer. In addition, allocations from Morgan Stanley increased by $2.4 million to reflect our expanded use of services after we migrated Barra onto Morgan Stanley platforms. As a percentage of revenues, cost of services declined to 37% in fiscal 2006 from 38% in 2005.

Selling, general and administrative

Selling, general and administrative expenses increased $15.6 million, or 22.2%, to $85.8 million in fiscal 2006 compared to fiscal 2005. The primary drivers of the increase in fiscal 2006 were an increase in personnel and occupancy costs. The increase in personnel costs was a result of expanding staffing in the sales organization and information technology infrastructure areas, as well as the hiring of a Chief Financial Officer. The hiring also caused recruiting expenses to increase substantially compared to 2005. Higher occupancy costs were attributable to the expansion of office space and the establishment of business continuity sites in Hong Kong and London. As a percentage of revenues, selling, general and administrative expenses increased to 28% from 25%.

Amortization of intangible assets

Amortization expense decreased $1.9 million, or 6.7%, to $26.2 million in fiscal 2006 compared to fiscal 2005. The decrease principally reflects the full amortization of some components of our identified intangibles, primarily related to developed technology for our energy and commodity products, by the end of fiscal 2005. As a percentage of revenues, amortization expense decreased to 8% from 10%.

Interest and other income, net

Interest and other income, net increased $8.9 million, or 122%, to $16.2 million in fiscal 2006 compared to fiscal 2005. The increase reflects higher average cash balances, including cash deposited with Morgan Stanley, and higher average interest rates earned on these balances, as well as a $1.1 million gain associated with the sale of our interest in two unconsolidated companies, LoanPerformance and ValuBond, in the fourth quarter of fiscal 2006. As a percentage of revenues, interest and other income, net increased to 5% from 3%.

Provision for income taxes

Our provision for income taxes increased $5.6 million, or 19%, to $36.1 million in fiscal 2006 compared to fiscal 2005. The effective tax rate decreased to 36.3% from 37.7% in fiscal 2006 compared to fiscal 2005. This decrease primarily reflects lower tax rates applicable to non-U.S. earnings during fiscal 2006. Effective tax rates are subject to change based on the taxable income in all the jurisdictions in which we do business.

Discontinued operations

Income from discontinued operations, net of tax, increased $4.3 million, or 112.8%, to $8.1 million in fiscal 2006 compared to fiscal 2005. Pre-tax income from discontinued operations increased $6.9 million, or 117.2%, to $12.7 million in fiscal 2006 compared to fiscal 2005. On February 1, 2005, we sold our interest in POSIT JV to our joint venture partner, ITG, for $90.0 million. We recorded a pre-tax gain of $6.8 million at the time of sale. As part of the sale agreement, we were entitled to additional royalties for a period of 10 years subsequent to the sale through an earn-out arrangement, based on fees earned by ITG related to the POSIT system. In September 2006, ITG exercised its option to accelerate the earn-out period by making a lump sum payment to us of $11.7 million. In addition, we received royalty payments of $3.2 million and $1.0 million in fiscal 2005 and 2006, respectively, prior to the lump sum earn-out payment.

Liquidity and Capital Resources

We require capital to fund ongoing operations, internal growth initiatives and acquisitions. Our working capital requirements and funding for capital expenditures, strategic investments and acquisitions have historically been part of the corporate-wide cash management program of Morgan Stanley. We are solely responsible for the provision of funds to finance our working capital and other cash requirements.

Our primary sources of liquidity are cash flows generated from our operations, existing cash and cash equivalents and funds available under the Credit Facility. We intend to use these sources of liquidity to service our debt and fund our working capital requirements, capital expenditures, investments and acquisitions. In connection with our business strategy, we regularly evaluate acquisition opportunities. We believe our liquidity, along with other financing alternatives, will provide the necessary capital to fund these transactions and achieve our planned growth.

As described above in “—Factors Impacting Comparability of Our Financial Results—July 2007 Dividend,” we paid a dividend of $973.0 million, consisting of $325.0 million in cash and $648.0 million of demand notes, on July 19, 2007. Morgan Stanley was issued a demand note in the amount of $625.9 million and Capital Group International was issued a demand note in the amount of $22.1 million. On July 19, 2007, we paid in full in cash the $22.1 million demand note held by Capital Group International.

On November 14, 2007, we entered into the $500.0 million Credit Facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A. as agents for a syndicate of lenders, and other lenders party thereto. The Credit Facility is comprised of a $200.0 million term loan A facility, a $225.0 million term loan B facility, which was issued at a discount of 0.5% of the principal amount resulting in proceeds of approximately $223.9 million, and a $75.0 million revolving Credit Facility (under which there were no drawings as of November 30, 2007). Outstanding borrowings under the Credit Facility accrue interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving facility and 2.00% in the case of the term loan B facility, in each case subject to interest rate step downs based on the achievement of consolidated leverage ratio (as defined in the Credit Facility) conditions. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively. On November 20, 2007, we borrowed $425.0 million (the full amount of the term loans) under the Credit Facility and used the proceeds to pay a portion of the $625.9 million demand note held by Morgan Stanley. The balance of the demand note was paid with the net proceeds from our initial public offering. The revolving Credit Facility is available for working capital requirements and other general corporate purposes (including the financing of permitted acquisitions), subject to certain conditions, and matures on November 20, 2012.

The Credit Facility is guaranteed on a senior secured basis by each of our direct and indirect wholly-owned domestic subsidiaries and secured by a valid and perfected first priority lien and security interest in substantially all of the shares of capital stock of our present and future domestic subsidiaries and up to 65% of the shares of capital stock of our foreign subsidiaries, substantially all of our and our domestic subsidiaries’ present and future property and assets and the proceeds thereof. In addition, the Credit Facility contains restrictive covenants that limit our ability and our existing or future subsidiaries’ abilities, among other things, to:

•	incur liens;

•	incur additional indebtedness;

•	make or hold investments;

•	merge, dissolve, liquidate, consolidate with or into another person;

•	sell, transfer or dispose of assets;

•	pay dividends or other distributions in respect of our capital stock;

•	change the nature of our business;

•	enter into any transactions with affiliates other than on an arm’s length basis (except as described in “Arrangements Between Morgan Stanley and Us” and “Relationships and Related Transactions”); and

•	prepay, redeem or repurchase debt.

The Credit Facility also requires us and our subsidiaries to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) the maximum total leverage ratio (as defined in the Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed (a) 3.75:1.0 through November 30, 2009, (b) 3.50:1.0 from December 1, 2009 through November 30, 2010 and (c) 3.25:1.0 thereafter; and (2) the minimum interest coverage ratio (as defined in the Credit Facility) measured quarterly on a rolling four-quarter basis shall be (a) 3.00:1.0 through November 30, 2009, (b) 3.50:1.0 from December 1, 2009 through November 30, 2010 and (c) 4.00:1.0 thereafter.

In addition, the Credit Facility contains the following affirmative covenants, among others: periodic delivery of financial statements, budgets and officer’s certificates; payment of other obligations; compliance with laws and regulations; payment of taxes and other material obligations; maintenance of property and insurance; performance of material leases; right of the lenders to inspect property, books and records; notices of defaults and other material events and maintenance of books and records.

Currently, we have $425.0 million outstanding under our Credit Facility, and have an additional $75 million available under the Revolving Credit Facility.

Cash flows

	As of and for the Fiscal Year Ended November 30,
	2007	2006	2005
	(in thousands)
Cash and cash equivalents	$33,818	$24,362	$23,411
Cash deposited with related parties	$137,625	$330,231	$252,882
Cash provided by operating activities	$110,225	$83,665	$59,881
Cash provided by (used in) investing activities	$192,071	$(79,764)	$(63,708)
Cash used in financing activities	$(292,064)	$(5,000)	$—

Cash and cash equivalents and cash deposited with related parties

Cash and cash equivalents were $33.8 million, $24.4 million and $23.4 million as of November 30, 2007, 2006 and 2005, respectively. This constituted approximately 3.7% of total assets as of November 30, 2007 and 2.2% as of each of November 30, 2006 and 2005, respectively. Excess cash is deposited with Morgan Stanley and is shown separately on the balance sheet under cash deposited with related parties. Cash deposited with related parties was $137.6 million, $330.2 million and $252.9 million as of November 30, 2007, 2006 and 2005, respectively, representing approximately 15.2%, 29.7% and 24.1% of total assets, respectively. Our cash, including cash equivalents and cash deposited with related parties decreased in fiscal 2007. This decrease was primarily the result of cash used in financing activities, representing the payment of a cash dividend of $973.0 million. We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet our cash requirements for capital expenditures and other cash needs for ongoing business operations for at least the next 12 months and the foreseeable future.

Cash flows from operating activities

In fiscal 2007, our operating cash flow reflected net income of $81.1 million, adjusted for non-cash items such as amortization of intangible assets of $26.4 million and depreciation of $1.5 million. During fiscal 2007, we generated operating cash flows of $35.2 million from the settlement of related party balances. Our collections were offset by our payment of $47.5 million in settlement of related party balances owed and by an increase in accounts receivable.

Our primary uses of cash from operating activities are for payment of cash compensation expenses, office rent, technology costs and services provided by Morgan Stanley. In addition, we expect to meet all interest obligations on outstanding borrowings under the Credit Facility from cash generated by operations. The payment of cash compensation expenses is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Timing differences relating to the payment of amounts due to related parties between fiscal 2007 and fiscal 2006 caused us to use $47.5 million of cash during fiscal 2007 in settlement of related party balances.

Cash flows from investing activities

Cash flows from investing activities include cash used for capital expenditures, cash deposited with Morgan Stanley and cash received from the sale of discontinued operations. In fiscal 2007, the amount of cash deposited with Morgan Stanley decreased by $192.6 million as a result of the payment of the $973.0 million cash dividend offset by the proceeds of our initial public offering and the borrowings against the Credit Facility. Capital expenditures totaled $0.5 million in fiscal 2007, relating primarily to the purchase of computer equipment and build-out costs of leased office space. We anticipate funding any future capital expenditures out of our operating cash flows.

In fiscal 2005, we sold our interest in POSIT JV to our joint venture partner, ITG, for $90.0 million. We deposited the cash proceeds from this sale with Morgan Stanley, contributing in part to the increase of $154.0 million in cash deposited with related parties during fiscal 2005.

Cash flows from financing activities

Cash flows from financing activities largely represent payments for cash dividends. Cash dividends paid in fiscal years 2007, 2006 and 2005 amounted to $973.0 million, 5.0 million and $0.0 million, respectively. During fiscal 2007, the net cash used in financing activities was $292.1 million, representing the payment of a dividend of $973.0 million, less the proceeds from our initial public offering and the borrowings against the Credit Facility.

Contractual Obligations

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases, obligations to vendors arising out of market data contracts and obligations arising from borrowings under the Credit Facility. The following summarizes our contractual obligations:

		Fiscal Year
As of November 30, 2007	Total	2008	2009	2010	2011	2012	Thereafter
	(in thousands)
Operating leases	$34,333	$6,476	$5,979	$4,899	$4,661	$4,647	$7,671
Vendor obligations	2,640	2,250	177	102	111	—	—
Term loans	425,000	22,250	22,250	42,250	42,250	82,250	213,750

Total contractual obligations	$461,973	$30,976	$28,406	$47,251	$47,022	$86,897	$221,421

Off-Balance Sheet Arrangements

At November 30, 2007, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for us as of December 1, 2007. The effect of adopting FIN 48 does not have a material impact on results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective beginning an entity’s first fiscal year that begins after November 15, 2007, or upon early adoption of FASB Statement No. 159. We early adopted FASB Statement No. 159 as of December 1, 2006, and in effect adopted SFAS No. 157 at the same time. Accordingly, we adopted SFAS No. 157 on December 1, 2006. The adoption of SFAS No. 157 did not have a material impact on our combined financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Our employees currently participate in Morgan Stanley’s pension and post-retirement plans. Among other items, SFAS No. 158 required recognition of the overfunded or underfunded status of Morgan Stanley’s defined benefit and postretirement plans as an asset or liability in the consolidated financial statements for the fiscal year ending November 30, 2007. Morgan Stanley recorded an after-tax charge of $208 million to Shareholders’ equity upon the adoption of this requirement. We recorded an after tax charge of $0.9 million to shareholders’ equity upon adoption of this requirement. SFAS No. 158 also requires the measurement of defined benefit and postretirement plan assets and obligations as of the end of the fiscal year. SFAS No. 158’s requirement to use the fiscal year-end date as the measurement date is effective for fiscal years ending after December 15, 2008. Morgan Stanley expects to early adopt a fiscal year-end measurement date for its fiscal year ending November 30, 2008. Morgan Stanley currently expects to record an after-tax charge of approximately $15 million to Shareholders’ equity upon the early adoption of the measurement date change. The Company also expects to early adopt the measurement date change, but expects the impact of this change to be immaterial.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement No. 159”). Statement No. 159 permits entities to elect to measure certain assets and liabilities at fair value with changes in the fair values of those items (unrealized gains and losses) recognized in the statement of income for each reporting period. Under this Statement, fair value elections can be made on an instrument-by-instrument basis, are irrevocable, and can only be made upon specified election date events. In addition, new disclosure requirements apply with respect to instruments for which fair value measurement is elected. We elected to early adopt Statement No. 159 as of December 1, 2006. We chose not to make any fair value elections with respect to any of its eligible assets or liabilities as permitted under the provisions of Statement No. 159.

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. We currently account for this tax benefit as a reduction to our income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. We currently are evaluating the potential impact of adopting EITF Issue No. 06-11.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Risk

We have exposures to currency exchange fluctuation risk—revenues from index-linked investment products, such as exchange traded funds, non-U.S. dollar invoiced revenues and non-U.S. dollar operating expenses.

Revenues from equity index-linked investment products represented approximately $62.9 million, or 17.0%, of our operating revenues for fiscal year 2007. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, substantially all of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in euros, pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. Approximately $56.7 million, or 15.3%, of our revenues for the fiscal year ended November 30, 2007 are denominated in foreign currencies, of which the majority are in euros, pounds sterling and Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Although our expenses are generally in U.S. dollars, some of our expenses are incurred in non-U.S. dollar denominated currencies. Approximately $55.6 million, or 23.1%, of our expenses for the fiscal year ended November 30, 2007 were denominated in foreign currencies, the significant majority of which were denominated in Swiss francs, pounds sterling, Hong Kong dollars, euros and Japanese yen. Expenses paid in foreign currency may increase as we expand our business outside the U.S. and replace services provided by Morgan Stanley internationally for which we currently pay Morgan Stanley in U.S. dollars.

To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. Generally, we do not use derivative financial instruments as a means of hedging this risk; however, we may do so in the future. Foreign currency cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $33.8 million, $24.4 million and $23.4 million at November 30, 2007, 2006 and 2005, respectively. These amounts were held primarily in checking money market accounts in the countries where we maintain banking relationships. The majority of excess cash is deposited with our parent company. At November 30, 2007, 2006 and 2005, amounts held with our parent company were $137.6 million, $330.2 million and $252.9 million, respectively. On our statements of financial condition, these amounts are shown as “Cash deposited with related parties.” We receive interest at Morgan Stanley’s internal prevailing rates on these funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

As a result of the dividend discussed above in “—Factors Impacting Comparability—July 2007 Dividend” and financings as discussed in “Factors Impacting Comparability—Credit Facility” we expect interest income to be substantially lower and interest expense to be substantially higher in future periods. Any borrowings under the Credit Facility will accrue interest at a variable rate equal to (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving facility and 2.00% in the case of the term loan B facility, in each case subject to interest rate step downs based on the achievement of consolidated leverage ratio (as defined in the Credit Facility) conditions. We expect to pay down the Credit Facility with cash generated from our ongoing operations. In addition, we were required by the terms of our Credit Facility to enter into an interest rate swap within 90 days of November 20, 2007 in order to convert a portion of our variable rate funding to fixed rate funding.

On February 13, 2008, we entered into interest rate swap agreements effective through the end of November 2010 for an aggregate notional principal amount of $251.7 million. By entering into these agreements, we reduced interest rate risk by effectively converting floating-rate debt into fixed-rate debt. This action reduces our risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed rate debt. The effective fixed rate on the notional principal amount swapped is approximately 5.65%. These swaps are designated as fair value hedges and qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth on page F-1 through F-36 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of November 30, 2007 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Beginning with the year ending November 30, 2008, Section 404 of the Sarbanes-Oxley Act will require us to include a management’s report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.

We currently rely on Morgan Stanley for certain business processes associated with our financial reporting. Following our separation from Morgan Stanley, we will have to develop these and other functional areas as a stand-alone company including the necessary processes and internal control to prepare our financial statements on a timely basis in accordance with U.S. GAAP. We have engaged outside consultants to assess the adequacy of our internal control over financial reporting, and assist us to remediate any control deficiencies that may be identified, validate through testing that our controls are functioning as documented and to implement a continuous reporting and improvement process for internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2007.

Information regarding our Code of Ethics and Business Conduct and Corporate Governance Policy are incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after November 30, 2007. Any amendments to, or waivers from, a provision of our codes of ethics that apply to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.mscibarra.com. The information on our website is not and should not be considered a part of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2007. In addition, the information contained in the Equity Compensation table under “Item 5.—Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities” of this report is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2007.

Item 14.	Principal Accountant Fees and Services

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See pages F-1 through F-36 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

No financial statement schedules are provided because the information called for is not applicable or not required or is included in the consolidated financial statements or the notes thereto beginning on page F-1.

(a)(3) Exhibits

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated By-laws

10.1†	Index License Agreement for Funds, dated as of March 18, 2000, between Morgan Stanley Capital International and Barclays Global Investors, N.A. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.2†	Amendment to Index License Agreement for Funds between Morgan Stanley Capital International and Barclays Global Investors, N.A. (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.3†	Letter Agreement to Amend MSCI-BGI Fund Index License Agreement, dated as of June 21, 2001, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

Exhibit Number	Description

10.4†	Addendum to the Index License Agreement for Funds, dated as of September 18, 2002, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated herein)

10.5†	Amendment to the Index License Agreement for Funds, dated as of December 3, 2004 between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on October 26, 2007 and incorporated herein)

10.6†	Amendment to the Index License Agreement for Funds, dated as of May 1, 2005 between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated herein)

10.7†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2006, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), with the SEC on October 26, 2007 and incorporated by reference herein)

10.8†	Amendment to Index License Agreement for Funds, dated as of June 5, 2007, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.9	Trademark License Agreement, dated as of March 18, 2002, between Morgan Stanley Dean Witter & Co. and Morgan Stanley Capital International Inc. (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.10*	Intellectual Property Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.

10.11*	Services Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.

10.12*	Tax Sharing Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.

10.13*	Shareholder Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.

10.14*	Credit Agreement, dated as of November 20, 2007, among MSCI Inc., Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and the other lenders party thereto

10.15***	MSCI 2007 Equity Incentive Compensation Plan

10.16***	MSCI Independent Directors’ Equity Compensation Plan

10.17***	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificates for Stock Units

10.18***	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificates for Stock Units for Named Executive Officers

10.19***	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options

10.20***	MSCI Independent Directors’ Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options

Exhibit Number	Description
10.21**	Employment Offer Letter, dated as of July 20, 2006, between Michael Neborak and Morgan Stanley Capital International Inc. (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on November 6, 2007 and incorporated by reference herein)

10.22**	Summary of Relocation and Expatriate Benefits for C.D. Baer Pettit (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on November 6, 2007 and incorporated by reference herein)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on signature page)

31.1****	Rule 13a-14(a) Certification of Chief Executive Officer

31.2****	Rule 13a-14(a) Certification of Chief Financial Officer

32.1****	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith.

**	Indicates a management compensation plan, contract or arrangement previously filed.

***	Indicates a management compensation plan, contract or arrangement filed herewith.

****	Furnished herewith.

†	Confidential treatment has been granted for a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of February, 2008.

MSCI INC.

By:	/S/ HENRY A. FERNANDEZ
Name: Henry A. Fernandez Title: Chairman, CEO and President

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry A. Fernandez and Michael K. Neborak, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY A. FERNANDEZ Henry A. Fernandez	Chairman, Chief Executive Officer, and President (principal executive officer)	February 28, 2008

/S/ MICHAEL K. NEBORAK Michael K. Neborak	Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2008

/S/ KENNETH M. DEREGT Kenneth M. deRegt	Director	February 28, 2008

/S/ BENJAMIN F. DUPONT Benjamin F. duPont	Director	February 28, 2008

/S/ JAMES P. GORMAN James P. Gorman	Director	February 28, 2008

/S/ LINDA H. RIEFLER Linda H. Riefler	Director	February 28, 2008

/S/ DAVID H. SIDWELL David H. Sidwell	Director	February 28, 2008

/S/ SCOTT M. SIPPRELLE Scott M. Sipprelle	Director	February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.

We have audited the accompanying consolidated statements of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of November 30, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MSCI Inc. and subsidiaries at November 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 and Note 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

New York, New York

February 27, 2008

MSCI INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of November 30,
	2007	2006
	(in thousands, except per share and share data)
ASSETS
Current assets
Cash and cash equivalents	$33,818	$24,362
Cash deposited with related parties	137,625	330,231
Trade receivables (net of allowances of $1,584 and $1,588 as of November 30, 2007 and 2006, respectively)	77,748	62,337
Due from related parties	2,627	37,838
Deferred taxes	17,425	3,886
Prepaid and other assets	12,160	3,552

Total current assets	281,403	462,206
Property, equipment and leasehold improvements (net of accumulated depreciation of $13,404 and $11,929 at November 30, 2007 and 2006, respectively)	4,246	5,186
Investments in unconsolidated companies	3,000	3,000
Goodwill	441,623	441,623
Intangible assets (net of accumulated amortization of $94,543 and $68,190 at November 30, 2007 and 2006, respectively)	174,407	200,760

Total assets	$904,679	$1,112,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Payable to related parties	$17,143	$64,676
Income taxes payable	16,212	1,013
Accrued compensation and related benefits	53,831	46,115
Other accrued liabilities	10,265	6,810
Current maturities of long-term debt	22,250	—
Deferred revenue	125,230	102,368

Total current liabilities	244,931	220,982
Long term debt, net of current maturities	402,750	—
Deferred taxes	56,977	66,081

Total liabilities	704,658	287,063

Shareholders’ Equity
Common stock (par value $0.01; 500,000,000 class A shares and 250,000,000 class B shares authorized; 16,111,388 class A shares and 83,900,000 class B shares issued and outstanding)	1,000	29
Additional paid in capital	265,098	649,884
Retained earnings (accumulated deficit)	(65,884)	176,121
Accumulated other comprehensive loss	(193)	(322)

Total shareholders’ equity	200,021	825,712

Total liabilities and shareholders’ equity	$904,679	$1,112,775

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the fiscal year ended November 30,
	2007	2006	2005
	(in thousands, except per share data)
Operating revenues(1)	$369,886	$310,698	$278,474
Cost of services(1)	121,711	115,426	106,598
Selling, general and administrative(1)	92,477	85,820	70,220
Amortization of intangible assets	26,353	26,156	28,031

Total operating expenses	240,541	227,402	204,849

Operating income	129,345	83,296	73,625
Interest income(1)	13,143	15,482	8,738
Interest expense(1)	9,586	352	1,864
Other income	390	1,043	398

Interest and other income, net	3,947	16,173	7,272

Income before provision for income taxes, discontinued operations and cumulative effect of change in accounting principle	133,292	99,469	80,897
Provision for income taxes	52,181	36,097	30,449

Income before discontinued operations and cumulative effect of change in accounting principle	81,111	63,372	50,448

Discontinued operations
Income from discontinued operations(1)	—	12,699	5,847
Provision for income taxes on discontinued operations	—	4,626	2,054

Income from discontinued operations	—	8,073	3,793

Income before cumulative effect of change in accounting principle	81,111	71,445	54,241
Cumulative effect of change in accounting principle	—	—	313

Net income	$81,111	$71,445	$54,554

Earnings per basic common share:
Continuing operations	$0.96	$0.76	$0.60
Discontinued operations	—	0.10	0.05
Cumulative effect of change in accounting principle	—	—	—

Earnings per basic common share	$0.96	$0.85	$0.65

Earnings per diluted common share:
Continuing operations	$0.96	$0.76	$0.60
Discontinued operations	—	0.10	0.05
Cumulative effect of change in accounting principle:	—	—	—

Earnings per diluted common share	$0.96	$0.85	$0.65

Weighted average shares outstanding used in computing earnings per share
Basic	84,608	83,900	83,900

Diluted	84,624	83,900	83,900

(1)	Amounts related to related parties are as follows:

	For the fiscal year ended November 30,
	2007	2006	2005
	(in thousands)
Operating revenues	$14,250	$15,588	$13,875
Cost of services	$14,957	$13,225	$10,854
Selling, general and administrative	$11,458	$9,889	$8,904
Interest income	$12,938	$15,327	$8,654
Interest expense	$8,307	$259	$1,834
Discontinued operations	$—	$—	$225

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the fiscal year ended November 30,
	2007	2006	2005
	(in thousands)
Net income	$81,111	$71,445	$54,554
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(776)	2,050	(5,838)
Minimum pension liability adjustment	23	—	—

Comprehensive income	$80,358	$73,495	$48,716

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Income (loss)	Total
	(in thousands)
Balance at November 30, 2004	$29	$649,884	$55,122	$3,466	$708,501
Net income			54,554		54,554
Foreign currency translation adjustment				(5,838)	(5,838)

Balance at November 30, 2005	29	649,884	109,676	(2,372)	757,217
Net income			71,445		71,445
Dividends paid			(5,000)		(5,000)
Foreign currency translation adjustment				2,050	2,050

Balance at November 30, 2006	29	649,884	176,121	(322)	825,712
Net income			81,111		81,111
Dividends paid		(649,884)	(323,116)		(973,000)
Foreign currency translation adjustment				(776)	(776)
Minimum pension liability adjustment				23	23
SFAS No 158 pension adjustment				882	882
Common stock issued	971	(971)			—
Compensation payable in common stock and options		1,034			1,034
Net proceeds from IPO after underwriting, discounts, commissions and expenses		265,035			265,035

Balance at November 30, 2007	$1,000	$265,098	($65,884)	($193)	$200,021

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal year ended November 30,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities
Net income	$81,111	$71,445	$54,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and leasehold improvements	1,475	3,499	2,546
Amortization of intangible assets	26,353	26,156	29,531
Compensation payable in common stock and options	1,034	—	—
Gain on sale from discontinued operations	—	—	(6,833)
Provision for bad debts	119	654	753
Deferred taxes	(22,643)	(10,013)	(52,213)
Cumulative effect of accounting change in accounting principle net of tax	—	—	(313)
(Gain) loss on sale of principal investment	—	25	(397)
Changes in assets and liabilities:
Trade receivable	(15,530)	11,774	(12,379)
Due from related parties	35,211	(23,850)	(7,650)
Prepaid and other assets	491	(2,219)	702
Payable to related parties	(47,533)	(5,566)	53,897
Deferred revenue	22,862	14,416	(737)
Accrued compensation and related benefits	8,621	14,728	(1,767)
Income taxes payable	15,199	(7,010)	3,478
Other accrued liabilities	3,455	(10,374)	(3,291)

Net cash provided by operating activities	110,225	83,665	59,881

Cash flows from investing activities
Proceeds from sale of discontinued operations	—	—	90,000
Cash deposited with related parties	192,606	(77,349)	(154,009)
Proceeds from sale of principal investment	—	20	647
Purchased property, equipment and leasehold improvements	(535)	(2,435)	(346)

Net cash provided by (used in) investing activities	192,071	(79,764)	(63,708)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of underwriting discount and other direct costs of $24.8 million	265,035	—	—
Proceeds from issuance of long term debt	423,875	—	—
Payment of issuance costs in connection with long term debt	(7,974)	—	—
Payments for cash dividends	(973,000)	(5,000)	—

Net cash used by financing activities	(292,064)	(5,000)	—

Effect of exchange rate changes	(776)	2,050	(5,838)

Net increase (decrease) in cash	9,456	951	(9,665)
Cash and cash equivalents, beginning of period	24,362	23,411	33,076

Cash and cash equivalents, end of period	$33,818	$24,362	$23,411

Supplemental disclosure of cash flow information
Cash paid for interest	$8,559	$352	$1,864

Cash paid for income taxes	$48,991	$7,246	$7,856

See Notes to Consolidated Financial Statements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

Organization

The consolidated financial statements include the accounts of MSCI Inc. (formerly known as Morgan Stanley Capital International Inc.) and its subsidiaries. MSCI Inc. and its subsidiaries are hereafter referred to collectively as the “Company” or “MSCI.” In November 2007, MSCI completed an initial public offering of 16.1 million class A common shares, representing 16.1% of the economic interest in the Company, and received net proceeds of $265.0 million, net of underwriters discounts, commissions and other offering expenses. The Company’s majority shareholder, Morgan Stanley (“parent company”), has an 81.0% economic interest in the Company. Morgan Stanley is a global financial services firm that, through its subsidiaries and affiliates, provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. 2.9% of the economic interest in the Company is retained by Capital Group International, Inc., the other shareholder along with Morgan Stanley prior to the initial public offering.

MSCI is a leading provider of investment decision support tools to investment institutions worldwide. The Company produces indices and risk and return portfolio analytics for use in managing investment portfolios. The Company’s products are used by institutions investing in or trading equity, fixed income and multi-asset class instruments and portfolios around the world. The Company’s flagship products are its international equity indices marketed under the MSCI brand and its equity portfolio analytics marketed under the Barra brand. The Company’s products are used in many areas of the investment process, including portfolio construction and optimization, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, investment manager selection and investment research.

The Company’s primary products consist of equity indices, equity portfolio analytics and multi-asset class portfolio analytics. The Company also has product offerings in the areas of fixed income portfolio analytics; hedge fund indices and risk models, and energy and commodity asset valuation analytics. The Company’s products are generally comprised of proprietary index data, risk data and sophisticated software applications. The Company’s index and risk data are created by applying its models and methodologies to market data. The Company’s clients can use its data together with its proprietary software applications, third-party applications or their own applications in their investment processes. The Company’s proprietary software applications offer its clients sophisticated portfolio analytics to perform in-depth analysis of their portfolios, using its risk data, the client’s portfolio data and fundamental and market data.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. It is also the Company’s policy to consolidate any variable interest entity for which the Company is the primary beneficiary, as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51 (“FIN 46R”). The Company consolidated the POSIT joint venture up until the time of the sale of the Company’s interest in February 2005. For investments in any entities in which the Company owns 50% or less of the outstanding voting stock but in which the Company has significant influence over operating and financial decisions, the Company applies the equity method of accounting. In cases where the Company’s investment is less than 20% and significant influence does not exist, such investments are carried at cost.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 3, 2004, Morgan Stanley acquired Barra, Inc. (“Barra”). On December 1, 2004, Morgan Stanley contributed Barra to the Company. The contribution of Barra was accounted for as a transfer of net assets between entities under common control and, therefore, presented in the financial position and results of operations of the Company as if Barra had been combined with the Company from the date of acquisition.

Significant Accounting Policies

Basis of Financial Statements and Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These accounting principles require the Company to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of income, the allowance for doubtful accounts, impairment of long-lived assets, accounting for income taxes and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ materially from these estimates.

The consolidated financial statements have been derived from the financial statements and accounting records of Morgan Stanley using the historical results of operations and historical bases of assets and liabilities of the Company’s business. The consolidated statements of income reflect expense allocations for certain corporate functions historically provided by Morgan Stanley, including human resources, information technology, accounting, legal and compliance, corporate services, treasury and other services. These allocations were based on what the Company and Morgan Stanley considered to be reasonable reflections of the utilization levels of these services required in support of the Company’s business and are based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead. As a stand-alone company, and as the Company replaces services currently provided by Morgan Stanley, the Company’s expenses may be higher or lower than the amounts reflected in the consolidated statements of income.

Inter-company balances and transactions are eliminated in consolidation.

Revenue Recognition

Revenue related to the Company’s non-software-related recurring arrangements is recognized pursuant to the requirements of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” Under EITF 00-21, transactions with multiple elements should be considered separate units of accounting if all of the following criteria are met:

•	The delivered item has stand-alone value to the client,

•	There is objective and reliable evidence of the fair value of the undelivered item(s), and

•	If the arrangement includes a general right of return, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

The Company has signed subscription agreements with all of its clients that set forth the fees paid to the Company by the clients. Further, the Company regularly assesses the receivable balances for each client. The Company’s subscription agreements for these products include provisions that, among other things, allow clients, for no additional fee, to receive updates and modifications which from time to time may be made, for the term of the agreement, typically one year. As the Company currently does not have objective and reliable evidence of the fair value of this element of the transaction, the Company does not account for the delivered item as a separate element. Accordingly, the Company recognizes revenue ratably over the term of the license agreement.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s software-related recurring revenue arrangements do not require significant modification or customization of any underlying software applications being licensed. Accordingly, the Company recognizes software revenues, excluding the energy and commodity asset valuation analytics products, pursuant to the requirements of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In accordance with SOP 97-2, the Company begins to recognize revenue from subscriptions, maintenance and customer technical support, and professional services when all of the following criteria are met: (1) the Company has persuasive evidence of a legally binding arrangement, (2) delivery has occurred, (3) client fee is deemed fixed or determinable, and (4) collection is probable.

The Company has signed subscription agreements with all of its clients that set forth the fees paid to the Company by the clients. Further, the Company regularly assesses the receivable balances for each client. The Company’s subscription agreements for software products include provisions that, among other things, allow clients to receive unspecified future software upgrades for no additional fee as well as the right to use the software products with maintenance for the term of the agreement, typically one year. As the Company does not have vendor specific objective evidence (“VSOE”) for these elements (except for the support related to energy and commodity asset valuation products), the Company does not account for these elements separately. Accordingly, except for revenues related to energy and commodity asset valuation products, the Company recognizes revenue ratably over the term of the license agreement.

The Company’s software license arrangements generally do not include acceptance provisions. Such provisions generally allow a client to test the software for a defined period of time before committing to license the software. If a license agreement includes an acceptance provision, the Company does not record subscription revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer that it is cancelling the license agreement, the expiration of the acceptance period.

For the energy and commodity asset valuation analytics products, the Company uses the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In virtually all of the Company’s contracts, the only element that remains undelivered at the time of delivery of the product is support. The fair value of support is determined based upon the fees paid for the support by clients who purchase support separately. Under the residual method, the fair value of the undelivered element is deferred and the remaining portion of the contract fee is recognized as product revenue. Support fees for these products are recognized ratably over the support period.

The Company applies Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, in determining revenue recognition related to clients that use the Company’s indices as the basis for certain index-linked investment products such as exchange traded funds or futures contracts. These clients commonly pay the Company a fee based on the investment product’s assets under management or contract volumes. These fees are calculated based upon estimated assets in the investment product or contract volumes obtained either through independent third-party sources or the most recently reported information of the client.

The Company recognizes revenue when all the following criteria are met:

•	The client has signed a contract with the Company,

•	The service has been rendered,

•	The amount of the fee is fixed or determinable based on the terms of the contract, and

•	Collectability is reasonably assured.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has signed contracts with all clients that use the Company’s indices as the basis for certain index-linked investment products, such as exchange traded funds or futures contracts. The contracts state the terms under which the assets under management fees are to be calculated. These fees are billed in arrears, after the fees have been earned. The fees are earned as the Company supplies the indices to the client. The Company assesses the credit worthiness of these clients prior to entering into a contract and regularly reviews the receivable balances related to them.

Share-Based Compensation

Certain employees of the Company have received share-based compensation under Morgan Stanley’s executive compensation programs. The Company’s compensation expense reflects the adoption by Morgan Stanley of the fair value method of accounting for share-based payments under Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“Statement No. 123R”) using the modified prospective approach as of December 1, 2004.

Statement No. 123R requires measurement of compensation cost for equity-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The fair value of Morgan Stanley-related restricted stock units is determined based on the number of units granted and the grant date fair value of Morgan Stanley common stock, measured as the volume-weighted average price on the date of grant. The fair value of Morgan Stanley-related stock options is determined using the Black-Scholes valuation model and the single grant life method. Under the single grant life method, option awards with graded vesting are valued using a single weighted-average expected option life. Compensation for all stock-based payment awards is recognized using the graded vesting attribution method.

For Morgan Stanley share-based compensation awards issued prior to the adoption of Statement No. 123R, Morgan Stanley’s accounting policy for awards granted to retirement-eligible employees was to recognize compensation cost over the service period specified in the award terms. Morgan Stanley accelerates any unrecognized compensation cost for such awards if and when a retirement-eligible employee leaves the Company. For Morgan Stanley share-based compensation awards made to retirement-eligible employees of the Company during the fiscal year ended November 30, 2005, compensation expense reflected the recognition of compensation expense for such awards on the date of grant.

Based on interpretive guidance related to Statement No. 123R, in the first quarter of fiscal 2006, Morgan Stanley changed its accounting policy for expensing the cost of anticipated fiscal 2006 year-end share-based awards that were granted to retirement-eligible employees in the first quarter of fiscal 2007. Effective December 1, 2005, Morgan Stanley began accruing the estimated cost of these awards over the course of the current year rather than expensing the awards on the date of grant.

In fiscal 2007, in connection with its initial public offering, MSCI Inc. made a founders grant in the form of restricted stock units (representing shares of MSCI Inc. common stock) and options to purchase MSCI Inc. common stock. The aggregate value of the founders’ grant was $68.0 million of restricted stock units and options, subject to two- to four-year vesting periods.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowances for Doubtful Accounts

An allowance for doubtful accounts is recorded when it is probable and estimable that a receivable will not be collected. The allowance for doubtful accounts was approximately $1.6 million at each of November 30, 2007 and 2006. Changes in the allowance for doubtful accounts from December 1, 2005 to November 30, 2007 were as follows:

in thousands
Balance as of November 30, 2005	$1,078
Addition to provision	654
Amounts written off	(144)

Balance at November 30, 2006	1,588
Addition to provision	119
Amounts written off	(123)

Balance at November 30, 2007	$1,584

Deferred Revenue

Deferred revenues represent amounts billed or payments received from customers for services and maintenance in advance of performing the services. The Company’s clients normally pay subscription fees annually or quarterly in advance. Deferred revenue is amortized ratably over the service period. Where the contract has not begun or renewed, deferred revenues and accounts receivable are not recognized.

Accounting for Income Taxes

The Company’s taxable income historically has been included in the consolidated United States federal income tax return of Morgan Stanley and in returns filed by Morgan Stanley with certain state taxing jurisdictions. The Company’s foreign income tax returns have been filed on a separate company basis. The Company’s federal and foreign income tax liability has been computed and presented in these statements as if it were a separate taxpaying entity in the periods presented. The state and local tax liability presented in these statements reflects the fact that the Company is included in certain state unitary filings of Morgan Stanley, and that its tax liability is affected by the attributions of the unitary group. Where the Company files as a stand-alone taxpayer, the Company’s state and local tax filings will reflect its separate filing attributes. Federal and state taxes are remitted to Morgan Stanley pursuant to a tax sharing agreement between the companies.

Deferred income tax expense is provided for using the asset and liability method, under which deferred tax assets and deferred liabilities are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

Research and Development and Software Capitalization

The Company accounts for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs (“SFAS No. 2”) and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). SFAS No. 2, requires that R&D generally be expensed as incurred. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to clients.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Judgment is required in determining when technological feasibility of a product is established. Costs incurred after technological feasibility is established have not been material, and accordingly, the Company has expensed all research and development costs when incurred. Research and development costs for the fiscal years ended November 30, 2007, 2006 and 2005 were approximately $57.0 million, $55.4 million and $48.3 million, respectively, and are included in cost of services in the consolidated statements of income.

Investments in Unconsolidated Companies

The Company accounts for investments in unconsolidated companies under the cost method of accounting.

Foreign Currency Translation

Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at year-end rates of exchange, and income statement accounts are translated at weighted average rates of exchange for the year. Gains or losses resulting from translating foreign currency financial statements, net of related tax effects, are reflected in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains or losses resulting from foreign currency transactions are included in net income.

Comprehensive Income (Loss)

Comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive income. Comprehensive income (loss) has been reflected in the consolidated statements of shareholders’ equity.

Accumulated other comprehensive loss totaled approximately $0.2 million, $0.3 million and $2.4 million as of November 30, 2007, 2006 and 2005, respectively, resulting from cumulative foreign currency translation, adjustment for minimum pension liability and the adoption of SFAS No. 158.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and money market investments of three months or less.

Change in Accounting Principle

Certain employees of the Company participate in several of Morgan Stanley’s equity-based stock compensation plans. The Company records compensation expense based upon the fair value of stock-based awards. Morgan Stanley early adopted Statement of Financial Accounting Standards SFAS No. 123R, Share-Based Payment using the modified prospective approach as of December 1, 2004. SFAS No. 123R revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Upon adoption the Company recognized a gain of approximately $0.5 million ($0.3 million after tax) as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2005 resulting from the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations

On February 1, 2005, the Company sold for $90.0 million its 50% interest in POSIT JV, a joint venture that owned the intellectual property for and certain licenses underlying the POSIT equity crossing system that matches institutional buyers and sellers, to Investment Technology Group, Inc. (“ITG”). The Company recorded a pre-tax gain of approximately $6.8 million at the time of sale. The Company acquired the POSIT JV interest as part of its acquisition of Barra. As part of the sale agreement, the Company was entitled to additional royalties for a period of 10 years subsequent to the sale pursuant to an earn-out arrangement, based on fees earned by ITG related to the POSIT system. In the fiscal years ended November 30, 2006 and 2005, the Company received $1.0 million and $3.2 million, respectively. In 2006, ITG exercised its option to accelerate the earn-out period by making a lump sum payment to the Company of $11.7 million, which is included in income from discontinued operations on the consolidated statement of income. No further payments are to be received. The results of operations, the gain on sale, and the lump sum payment are accounted for as discontinued operations in the Company’s consolidated financial statements as of November 30, 2006.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and fixtures and computer and communications equipment are provided principally by the straight-line method over the estimated useful life of the asset. Estimates of useful lives are as follows: furniture & fixtures – five years; computer and communications equipment – three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or, where applicable, the remaining term of the lease, but not exceeding 15 years.

Goodwill

Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The carrying amount of the Company’s goodwill is $441.6 million primarily relating to its acquisition of Barra. The Company’s goodwill is not amortized, but rather is subject to an impairment test each year, or more often if conditions indicate impairment may have occurred, pursuant to SFAS No. 142, Goodwill and Other Intangible (SFAS No. 142). There was no impairment write-down of the Company’s goodwill in the years ended November 30, 2007, 2006 and 2005.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, cash on deposit with related parties, trade receivables, receivables from related parties, prepaid expenses and certain accrued liabilities and deferred revenue. The carrying value of these financial instruments approximates fair value given their short-term nature.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and identifiable definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. To date the Company has not recognized any impairment loss for long-lived assets.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

The Company licenses its products and services to investment managers primarily in the United States, Europe and Asia (primarily Hong Kong and Japan). The Company evaluates the credit of its customers and does not require collateral. The Company maintains reserves for estimated credit losses.

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash investments and short-term investments. Excess cash is held on deposit with the Company’s parent company. The Company receives interest at Morgan Stanley’s internal prevailing rates. At November 30, 2007 and 2006, amounts held on deposit with the parent company were $137.6 million and $330.2 million, respectively.

For the fiscal years ended November 30, 2007 and 2006, Barclays PLC and its affiliates accounted for 12.6% and 11.2% of the Company’s operating revenues. For the fiscal year ended November 30, 2005, no single client accounted for more than 10% of the Company’s operating revenues.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company as of December 1, 2007. The effect of adopting FIN 48 does not have a material impact on results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective beginning an entity’s first fiscal year that begins after November 15, 2007, or upon early adoption of FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement No. 159”). The Company early adopted FASB Statement No. 159 as of December 1, 2006, and, in effect, adopted SFAS No. 157 at the same time. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Our employees currently participate in Morgan Stanley’s pension and postretirement plans. Among other items, SFAS No. 158 required recognition of the overfunded or underfunded status of Morgan Stanley’s defined benefit and postretirement plans as an asset or liability in the consolidated financial statements for the fiscal year ending November 30, 2007. Morgan Stanley recorded an after-tax charge of $208 million to Shareholder’s equity upon the adoption of this requirement. The Company recorded an after tax charge of $0.9 million to Shareholders’ equity upon adoption of this requirement. SFAS No. 158 also requires the measurement of defined benefit and postretirement plan assets and obligations as of the end of the fiscal year. SFAS No. 158’s requirement to use the fiscal year-end date as the measurement date is effective for fiscal years ending after December 15, 2008. Morgan Stanley expects to early adopt a fiscal year-end measurement date for its fiscal year ending November 30, 2008. Morgan Stanley currently expects to record an after-tax charge of approximately $15 million to Shareholders’ equity upon the early adoption of the measurement date change. The Company also expects to early adopt the measurement date change, but expects the impact of this change to be immaterial.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. Effective August 31, 2006, the Company early adopted SAB 108. The adoption did not have an impact to the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159. Statement No. 159 permits entities to elect to measure certain assets and liabilities at fair value with changes in the fair values of those items (unrealized gains and losses) recognized in the statement of income for each reporting period. Under this Statement, fair value elections can be made on an instrument-by-instrument basis, are irrevocable, and can only be made upon specified election date events. In addition, new disclosure requirements apply with respect to instruments for which fair value measurement is elected. The Company elected to early adopt Statement No. 159 as of December 1, 2006. Effective December 1, 2006, the Company chose not to make any fair value elections with respect to any of its eligible assets or liabilities as permitted under the provisions of Statement No. 159. The adoption did not have a material impact to the Company’s consolidated financial statements.

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company is currently evaluating the potential impact of adopting EITF Issue No. 06-11. The Company currently has no plans to pay a dividend.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

The following table sets forth the computation of earnings per share (in thousands except per share data):

	For the fiscal year ended November 30,
	2007	2006		2005
Income from continued operations before discontinued operations and cumulative effect of change in accounting principle, net	$81,111	$63,372		$50,448
Income from discontinued operations, net	—	8,073		3,793
Cumulative effect of accounting change, net	—	—		313

Net income	$81,111	$71,445		$54,554

Weighted average common shares outstanding
Basic	84,608	83,900		83,900

Diluted(2)	84,624	83,900		83,900

Earnings per basic common share:
Continuing operations	$0.96	$0.76		$0.60
Discontinued operations	—	0.10		0.05
Cumulative effect of change in accounting principle	—	—		—

Earnings per basic common share	$0.96	$0.85	(1)	$0.65

Earnings per diluted common share:
Continuing operations	$0.96	$0.76		$0.60
Discontinued operations	—	0.10		0.05
Cumulative effect of change in accounting principle	—	—		—

Earnings per diluted common share	$0.96	$0.85	(1)	$0.65

(1)	Numbers may not total due to rounding.
(2)	Includes shares attributable to the founders grant in 2007.

4. CASH AND CASH EQUIVALENTS

As of November 30, 2007 and 2006, cash and cash equivalents aggregated to $33.8 million, and $24.4 million, respectively. This constituted approximately 3.7% and 2.2% of total assets for each date presented, respectively.

5. CASH DEPOSITED WITH RELATED PARTIES

The Company deposits most of its excess funds with its parent company. As of November 30, 2007 and 2006, excess funds deposited with the parent company were approximately $137.6 million and $330.2 million, respectively. Cash on deposit with its parent company is available on demand. Cash on deposit with its parent company earned interest at average rates of 5.61% and 5.18% for the years ended November 30, 2007 and 2006, respectively.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LONG TERM DEBT

On November 14, 2007, the Company entered into a secured $500.0 million revolving Credit Facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto. Outstanding borrowings under the Credit Facility accrue interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving facility and 2.00% in the case of the term loan B facility. As of November 30, 2007, the Credit Facility was bearing interest at 7.24% in the case of the term loan A facility and 7.74% in the case of the term loan B facility. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively. At November 30, 2007, $425.0 million was outstanding and there was $75.0 million of unused credit.

Provisions contained in the Company’s Credit Facility require the Company and the Company’s subsidiaries to achieve specified financial and operating results and maintain compliance with certain financial ratios.

The aggregate amount of all long term debt to be repaid for the years following November 30, 2007, is as follows:

For the fiscal year ended November 30,	Amount
(in thousands)
2008	$22,250
2009	22,250
2010	42,250
2011	42,250
2012	82,250
Thereafter	213,750

Total	$425,000

On February 13, 2008, the Company entered into interest rate swap agreements effective through the end of November 2010 for an aggregate notional principal amount of $251.7 million. By entering into these agreements, the Company reduced interest rate risk by effectively converting floating-rate debt into fixed-rate debt. This action reduces the Company’s risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed-rate debt. The effective fixed rate on the notional principal amount swapped is approximately 5.65%. These swaps are designated as fair value hedges and qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

7. RELATED PARTY TRANSACTIONS

Cash Deposits, Receivables from Related Parties and Interest Income

The Company deposits most of its excess funds with its parent company. Related party receivables consist of amounts due from Morgan Stanley affiliates for the Company’s revenue and recharge of expenses to Morgan Stanley. The Company receives interest at Morgan Stanley’s internal prevailing rates on the cash deposits and related party receivables. The receivable amounts are unsecured. As of November 30, 2007 and 2006, excess funds deposited with the parent company were approximately $137.6 million and $330.2 million, representing approximately 15.3% and 29.7% of total assets, respectively. Related party receivables as of November 30, 2007 and 2006 were approximately $2.6 million and $37.8 million, respectively. Interest earned on both cash on

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deposit with the parent company and related party receivables for the years ended November 30, 2007 and 2006 totaled approximately $12.9 million and $15.3 million, respectively.

Revenues

Morgan Stanley or its affiliates and Capital Group International, Inc. or its affiliates subscribe to, in the normal course of business, certain of the Company’s products. Historically, Morgan Stanley and Capital Group International were entitled to a 15% discount on certain of the Company’s products and Capital Group International was entitled to most favored nation treatment in certain circumstances. Capital Group International receives this 15% discount with respect to one of its contracts with the Company, which terminates on August 31, 2009. Morgan Stanley does not receive this 15% discount under any of its outstanding contracts with the Company, but it does receive discounts consistent with those available to comparable clients. Although Morgan Stanley and Capital Group International have not been entitled to the historic 15% discount on contracts entered into since completion of the public offering, in the course of renegotiating their contracts upon termination, they may receive a discount similar to those available to comparable clients. Revenues recognized by the Company from subscription to the Company’s products by related parties for the fiscal years ended November 30, 2007, 2006 and 2005 are set forth below:

	For the fiscal year ended November 30,
	2007	2006	2005
	(in thousands)
Morgan Stanley and its affiliates	$12,423	$13,971	$12,783
Capital Group International, Inc. and its affiliates	1,827	1,617	1,092

Total	$14,250	$15,588	$13,875

Administrative Expenses

Morgan Stanley affiliates have invoiced administrative expenses to the Company relating to office space, equipment and staff services. The amount of services provided by Morgan Stanley affiliates for the fiscal years ended November 30, 2007, 2006 and 2005 was approximately $26.4 million, $23.1 million and $20.0 million, respectively.

Payables to Related Parties

Payables to related parties consist of amounts due to Morgan Stanley affiliates for the Company’s expenses, income taxes and prepayments for the Company’s services. The amounts outstanding are unsecured, bear interest at Morgan Stanley’s internal prevailing rates and are payable on demand. Amounts payable to related parties as of November 30, 2007 and 2006 were approximately $17.1 million and $64.7 million, respectively. Interest expense on these payables for the fiscal years ended November 30, 2007 and 2006 was approximately $8.3 million and $0.3 million, respectively.

8. DISCONTINUED OPERATIONS

On February 1, 2005, the Company sold for $90.0 million its 50% interest in POSIT JV, a joint venture that owned the intellectual property for and certain licenses underlying the POSIT equity crossing system that matches institutional buyers and sellers, to ITG. The Company recorded a pre-tax gain of approximately $6.8 million at the time of sale. The Company acquired the POSIT JV interest as part of its acquisition of Barra. As part of the sale agreement, the Company was entitled to additional royalties for a period of 10 years subsequent

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the sale pursuant to an earn-out arrangement, based on fees earned by ITG related to the POSIT system. In the fiscal years ended November 30, 2005 and 2006, the Company received $3.2 million and $1.0 million, respectively. In 2006, ITG exercised its option to accelerate the earn-out period by making a lump sum payment to the Company of $11.7 million. No further payments are to be received. The results of operations, gain on sale and the lump sum payment are accounted for as discontinued operations in the Company’s consolidated financial statements.

No discontinued operations were recorded in the year ended November 30, 2007. Revenues from discontinued operations for the years ended November 30, 2006 and 2005 were $12.7 million and $10.0 million, respectively. Expenses from discontinued operations for the fiscal year ended November 30, 2005 were $4.2 million. No expenses were recorded in the year ended November 30, 2006.

9. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at November 30, 2007 and 2006 consisted of the following:

	As of November 30,
	2007	2006
	(in thousands)
Computer & related equipment	$7,598	$7,469
Furniture & fixtures	1,520	1,395
Leasehold improvements	8,532	8,251

Subtotal	17,650	17,115
Accumulated depreciation and amortization	(13,404)	(11,929)

Property, equipment and leasehold improvements, net	$4,246	$5,186

Depreciation and amortization expense of property, equipment and leasehold improvements was $1.5 million, $3.5 million and $2.5 million for the fiscal years ended November 30, 2007, 2006 and 2005, respectively.

10. INTANGIBLE ASSETS

The Company amortizes definite-lived intangible assets over their estimated useful lives. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. The Company has no indefinite-lived intangibles.

Amortization expense related to intangible assets for the years ended November 30, 2007, 2006 and 2005 was approximately $26.4 million, $26.2 million and $29.5 million, respectively, including amortization expense related to the intangible assets of discontinued operations. No amortization expense attributable to discontinued operations was recorded for the fiscal years ended November 30, 2007 or 2006. The amount of amortization expense attributable to discontinued operations for the fiscal year ended November 30, 2005 was $1.5 million.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of November 30, 2006
Technology/software	$140,800	($48,662)	$92,138
Trademarks	102,220	(12,158)	90,062
Customer relationships	25,880	(7,320)	18,560
Non-competes	50	(50)	—

Total	$268,950	($68,190)	$200,760

As of November 30, 2007
Technology/software	$140,800	($68,295)	$72,505
Trademarks	102,220	(17,022)	85,198
Customer relationships	25,880	(9,176)	16,704
Non-competes	50	(50)	—

Total	$268,950	($94,543)	$174,407

As part of a review of the Barra Total Risk System on July 15, 2007, the Company decided to transition certain clients over the next two or three years from Total Risk to BarraOne or other Company products. At the end of this transition, Total Risk will no longer be offered. Management performed an impairment test in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Management of the Company determined there is no impairment of this asset.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the remaining useful life of the asset will be shortened from four-and-a-half years to two-and-a-half years. The revised estimated amortization is as follows (in thousands):

	Current amortization expense	Revised amortization expense	Total effect of revised amortization
	(in thousands)
2007	$2,040	$3,206	$1,166
2008	4,080	7,577	3,497
2009	4,080	7,577	3,497
2010	4,080	—	(4,080)
2011	4,080	—	(4,080)

	$18,360	$18,360	—

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated amortization expense for succeeding years is presented below:

Fiscal Year	Amortization Expense
(in thousands)
2008	$28,500
2009	25,718
2010	17,111
2011	17,111
2012	17,110
Thereafter	68,857

Total	$174,407

11. INVESTMENT IN UNCONSOLIDATED COMPANIES

The Company holds a 17% interest in Alacra, Inc. on a fully diluted basis. The investment is carried at approximately $3.0 million, which has been accounted for under the cost method. This interest was acquired as part of the purchase of Barra in 2004. The Company has periodically reviewed the financial performance, liquidity and other general market factors related to Alacra, Inc. to determine if the carrying value is still appropriate. The Company performed a review as of November 30, 2007. No impairment was recorded.

12. LEASE COMMITMENTS

The Company leases facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of November 30, 2007 are as follows:

Fiscal Year	Amount
(in thousands)
2008	$6,476
2009	5,979
2010	4,899
2011	4,661
2012	4,647
Thereafter	7,671

Total	$34,333

The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense under operating leases and for space the Company uses in its parent company’s facilities for the fiscal years ended November 30, 2007, 2006 and 2005 was approximately $10.4 million, $8.6 million and $9.7 million, respectively. For those offices in which the Company occupies space in its parent company’s facilities, the rent charged includes allocations of services related to the maintenance of the space. The cost of these services is not broken out separately.

On December 21, 2007, the Company signed a new lease through March 31, 2013 for the Budapest office. On January 6, 2008, the Company signed a new lease through July 5, 2008 for the Dubai office. On February 6, 2008 and February 20, 2008, the Company signed two new leases through April 3, 2011 and March 30, 2011,

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, for data center space in Hong Kong. On February 7, 2008, the Company signed a new lease through February 28, 2011 for the Shanghai office. On February 8, 2008, the Company signed a new lease through January 27, 2011 for the Paris office. Future payments associated with these new leases are approximately $2.2 million.

13. EMPLOYEE BENEFITS

The Company participates in defined benefit pension and other post-retirement plans sponsored by Morgan Stanley for eligible U.S. employees. A supplementary pension plan covering certain executives is directly sponsored by Morgan Stanley. The Company also participates in a separate defined contribution pension plan maintained by Morgan Stanley that covers substantially all of its non-U.S. employees. The assets and obligations under these plans were not separately identifiable for the Company. Discrete, detailed information concerning costs of these plans was not available for the Company, but is part of general and administrative costs allocated by Morgan Stanley included in operating expenses on the statement of income. Costs relating to pension and post-retirement benefit expenses allocated from Morgan Stanley included in cost of services were $2.0 million, $1.5 million and $2.2 million for the years ended November 30, 2007, 2006 and 2005, respectively. Amounts included in selling, general and administrative expense related to these pension and post-retirement expenses for the years ended November 30, 2007, 2006 and 2005 were $0.5 million, $0.6 million and $1.6 million, respectively. Amounts included in discontinued operations related to these expenses were negligible for the year ended November 30, 2005.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). In 2007, Morgan Stanley adopted the funded status requirement of SFAS No. 158. Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit and postretirement plans as an asset or liability in the financial statements and requires the measurement of defined benefit and postretirement plan assets and obligations as of the end of the employer’s fiscal year. SFAS No. 158’s requirement to use the fiscal year-end date as the measurement date is effective for fiscal year ending November 30, 2009. Morgan Stanley currently uses a measurement date of September 30 to calculate obligations under its pension and postretirement plans and will early adopt a fiscal year-end measurement date for the fiscal year ending November 30, 2008 using the alternative method. Morgan Stanley will use measurements determined for the 2007 year-end reporting in lieu of remeasuring plan assets and benefit obligations as of the beginning of the 2008 fiscal year. Fourteen months instead of twelve months of expense is calculated and an adjustment is made to beginning retained earnings covering the period October 1, 2007 through November 30, 2007. The Company also expects to early adopt the measurement date change, but expects the impact of this change to be immaterial.

Prior to its adoption of SFAS No. 158, but after taking into account the effects of the Discover Spin-off, Morgan Stanley recognized a final net minimum pension liability of $68 million ($47 million after-tax) at November 30, 2007 and $13 million ($7 million after-tax with recognition of a $1 million intangible asset) at November 30, 2006 for defined benefit pension plans whose accumulated benefit obligations exceeded plan assets. Morgan Stanley recorded a charge of $347 million ($208 million after-tax) to Accumulated other comprehensive income (loss), a component of Shareholders’ equity for its adoption of SFAS No. 158.

The Company recorded a pre-tax credit of $1.1 million ($0.9 million after-tax) to shareholders’ equity upon the adoption of SFAS No. 158.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the incremental effect of the application of SFAS No. 158:

	Before application of SFAS No. 158	SFAS No. 158 Adjustments	After application of SFAS No. 158
	(in thousands)
Accrued compensation and related benefits	$54,964	($1,133)	$53,831
Net current deferred tax asset	$17,676	($251)	$17,425
Accumulated other comprehensive income (loss)	($1,075)	$882	($193)
Total shareholders’ equity	$199,139	$882	$200,021

The following discussion summarizes the Employee benefit plans.

Pension and Other Postretirement Plans. Substantially all of the U.S. employees of the Company hired before July 1, 2007 and its U.S. affiliates are covered by a non-contributory, defined benefit pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plan”). Unfunded supplementary plans (the “Supplemental Plans”) cover certain executives. These pension plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans. Morgan Stanley’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations. Liabilities for benefits payable under its Supplemental Plans are accrued by the Company and are funded when paid to the beneficiaries. Morgan Stanley’s U.S. Qualified Plan was closed to new participants effective July 1, 2007. In lieu of a defined benefit pension plan, eligible employees who were first hired, rehired or transferred to a U.S. benefits eligible position on or after July 1, 2007 will receive a retirement contribution into their 401(k) plan. The amount of the retirement contribution is included in the Company’s 401(k) cost and will be equal to between 2% to 5% of eligible pay based on years of service as of December 31.

The Company also participates in an unfunded post-retirement benefit plan that provides medical and life insurance for eligible U.S. retirees and their dependents.

Net Periodic Benefit Expense. Net periodic benefit expense allocated to the Company included the following components:

	Pension			Postretirement
	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(dollars in thousands)
Net periodic benefit expense	$2,369	$1,873	$3,384	$103	$263	$500

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. For 2008, Morgan Stanley elected not to apply for the Medicare Retiree Drug Subsidy or take any other action related to the Act since Medicare prescription drug coverage was deemed to have no material effect on Morgan Stanley’s retiree medical program. No impact of the Act has been reflected in the Company’s results.

Morgan Stanley 401(k) and Profit Sharing Awards.

Eligible employees may participate in the Morgan Stanley 401(k) Plan immediately upon hire. Eligible employees receive 401(k) matching contributions which are invested in Morgan Stanley’s common stock. The retirement contribution granted in lieu of a defined benefit pension plan is included in the Morgan Stanley 401(k) expense allocated to the Company. Morgan Stanley also provides discretionary profit sharing to certain

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees. The Company’s expenses associated with the 401(k) Plan for fiscal years 2007, 2006 and 2005 were approximately $1.8 million, $0.5 million and $0.3 million, respectively. The Company’s expense related to the ESOP and profit sharing plans for the fiscal years 2007, 2006 and 2005 was approximately $1.5 million, $1.9 million and $2.2 million, respectively.

14. SHARE-BASED COMPENSATION

Morgan Stanley Share-based Compensation Awards

Certain employees of the Company have received share-based compensation under Morgan Stanley’s executive compensation programs. Expense allocations to the Company from Morgan Stanley reflect the adoption by Morgan Stanley of the fair value method of accounting for share-based payments under Statement No. 123R using the modified prospective approach as of December 1, 2004. Statement No. 123R requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures.

The fair value of Morgan Stanley-related restricted stock units is determined based on the number of units granted and the grant date fair value of Morgan Stanley common stock, measured as the volume-weighted average price on the date of grant. The fair value of Morgan Stanley-related stock options is determined using the Black-Scholes valuation model and the single grant life method. Under the single grant life method, option awards with graded vesting are valued using a single weighted-average expected option life.

The components of share-based compensation expense (net of cancellations and a cumulative effect of a change in accounting principle in fiscal 2005 associated with the adoption of Statement No. 123R) related to Company employees allocated to the Company are presented below:

	For the fiscal year ended November 30,
	2007(1)	2006(2)	2005
	(in thousands)
Deferred stock	$3,696	$7,329	$1,441
Stock options	437	1,026	222

Total	$4,133	$8,355	$1,663

(1)	Includes $1.0 million of expenses for MSCI equity awards granted to the Company’s employees and non-employee directors, as described below.
(2)	Includes $2.9 million of accrued share-based compensation expense for Morgan Stanley equity awards granted to the Company’s retirement-eligible employees in December 2006.

The amount of this expense included in cost of services for the years ended November 30, 2007 and 2006 was $1.9 million and $2.7 million, respectively. This expense was not incurred for the year ended November 30, 2005.

The amount of this expense included in selling, general and administrative expense for the years ended November 30, 2007, 2006 and 2005 was $2.2 million, $5.7 million and $1.7 million, respectively.

The tax benefits for share-based compensation expense related to deferred stock and stock options granted to Company employees were $1.5 million, $2.9 million and $0.6 million for the years ended November 30, 2007, 2006 and 2005, respectively.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2007, approximately $2.4 million of compensation cost related to Morgan Stanley-related unvested share-based awards granted to the Company’s employees had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will primarily be recognized over the next two years.

Morgan Stanley spun-off Discover (“Discover Spin-off”), effective June 30, 2007. Outstanding options to purchase Morgan Stanley common stock held by Company employees were adjusted to preserve the intrinsic value of the award immediately prior to the spin-off using an adjustment ratio based on the Morgan Stanley closing market stock price immediately prior to the spin-off date and the beginning market stock price at the date of the spin-off. Outstanding deferred shares held by Company employees who remained with the Company after the Discover spin-off were adjusted by multiplying the number of shares by an adjustment ratio in order to account for the impact of the spin-off on the value of our shares at the time the spin-off was completed.

Deferred Stock Awards. Certain Company employees have been granted deferred stock awards pursuant to several Morgan Stanley share-based compensation plans. The plans provide for the deferral of a portion of certain key employees’ discretionary compensation with awards made in the form of restricted common stock or the right to receive unrestricted shares of common stock in the future (“restricted stock units”). Awards under these plans are generally subject to vesting over time and to restrictions on sale, transfer or assignment until the end of a specified period, generally five years from date of grant. All or a portion of an award may be canceled if employment is terminated before the end of the relevant vesting period. All or a portion of a vested award also may be canceled in certain limited situations, including termination for cause during the restriction period.

The following table sets forth activity concerning Morgan Stanley vested and unvested restricted stock units applicable to the Company’s employees (share data in thousands):

For the Year Ended November 30, 2007	Number of Shares(1)	Weighted Average Price(1)
Restricted stock units at beginning of year	317	$44.13
Granted	81	66.68
Conversion to common stock	(41)	37.77
Canceled	(31)	49.05

Restricted stock units at end of year(2)	326	$50.04

(1)	The number of shares and weighted-average price have been adjusted to reflect the impact of the Discover Spin-off based on the adjustment ratio discussed above.
(2)	Approximately 316,000 awards, with a weighted average price of $49.65, were vested or expected to vest.

The total fair value of restricted stock units held by the Company’s employees converted to Morgan Stanley common stock during the year ended November 30, 2007, 2006 and 2005 was $2.6 million, $0.6 million and $0.1 million, respectively.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity concerning Morgan Stanley vested and unvested restricted stock units related to the Company’s employees (share data in thousands):

For the Year Ended November 30, 2007	Number of Shares(1)	Weighted Average Grant Date Fair Value(1)
Unvested restricted stock units at beginning of year	216	$45.03
Granted	81	66.68
Vested	(88)	55.93
Canceled	(31)	49.05

Unvested restricted stock units at end of year(2)	178	$48.79

Expected to vest	169	$47.99

(1)	The number of shares and weighted-average grant date fair value have been adjusted to reflect the impact of the Discover Spin-off based on the adjustment ratio discussed above.
(2)	Unvested restricted stock units represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligibility requirements.

Stock Option Awards. Certain Company employees have been granted stock option awards pursuant to several Morgan Stanley share-based compensation plans. The costs associated with the participation in the plans are allocated to the Company and are included in employee compensation and benefits expense. The plans provide for the deferral of a portion of certain employees’ discretionary compensation with awards made in the form of stock options generally having an exercise price not less than the fair value of Morgan Stanley common stock on the date of grant. Such stock option awards generally become exercisable over a one- to five-year period and expire 10 years from the date of grant, subject to accelerated expiration upon termination of employment. Stock option awards have vesting, restriction and cancellation provisions that are similar to those in the deferred stock awards.

The weighted average fair value of Morgan Stanley stock options related to the Company’s employees granted during the year ended November 30, 2007 and 2006 was $19.12 (as adjusted to reflect the impact of the Discover Spin-off) and $30.20 (unadjusted to reflect the impact of the Discover spin-off), respectively, utilizing the following weighted average assumptions:

	For the fiscal year ended November 30,
	2007	2006
Risk free interest rate	4.4%	4.8%
Expected option life in years	6.3	6.1
Expected stock price volatility	23.8%	39.3%
Expected dividend yield	1.4%	1.4%

The Company’s expected option life for Morgan Stanley stock options has been determined based upon historical experience. Beginning December 1, 2006, the expected stock price volatility assumption was determined using the implied volatility of exchange traded options, consistent with the guidance in Staff Accounting Bulletin No. 107, “Share-Based Payment.” Prior to December 1, 2006, the expected stock price volatility was determined based upon Morgan Stanley’s historical stock price data over a time period similar to the expected option life. The Company believes that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility or a combined method of determining volatility when developing its assumption of option awards to be settled in Morgan Stanley common stock.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity concerning Morgan Stanley stock options granted to the Company’s employees in respect of service provided in the year ended November 30, 2007 (option data and dollar values in thousands, except exercise price):

For the Year Ended November 30, 2007	Number of Options(1)	Weighted Average Exercise Price(1)	Weighted Average Remaining Life(1)	Aggregated Intrinsic Value
Options outstanding at beginning of year	258	$44.70	NA	NA
Granted	47	66.73	NA	NA
Exercised	(33)	44.26	NA	NA
Canceled	(1)	47.00	NA	NA

Options outstanding at end of year	271	48.60	5.47	$2,010

Options exercisable at end of year	250	47.57	5.21	$1,964

Options vested and expected to vest	265	$48.18	5.38	$2,010

(1)	The number of shares and weighted-average exercise price have been adjusted to reflect the impact of the Discover Spin-off based on the adjustment ratio discussed above.

The total intrinsic value of Morgan Stanley stock options exercised by the Company’s employees during the year ended November 30, 2007 was $0.9 million. The Morgan Stanley stock options exercised by the Company’s employees during each of the years ended November 30, 2006 and 2005 did not have any intrinsic value. The intrinsic value of the Morgan Stanley stock options exercised by the Company’s employees during each of the years ended November 30, 2006 and 2005 was immaterial.

MSCI Share-based Compensation Awards

In fiscal 2007, on completion of its initial public offering, the Company made a founders grant of approximately $68.0 million in the form of restricted stock units (representing shares of MSCI common stock) and options to purchase MSCI common stock, subject to two- to four-year vesting periods. All or a portion of the award may be cancelled if employment is terminated before the end of the relevant restriction period. All or a portion of the award also may be cancelled in certain limited situations, including termination for cause, during the restriction period. In addition, the Company awarded approximately $0.3 million in MSCI common stock and restricted stock units to directors who were not employees of the Company or Morgan Stanley.

The components of share-based compensation expense related to the awards to Company employees and directors who are not employees of the Company or Morgan Stanley of restricted stock units (representing shares of MSCI common stock) and options to purchase MSCI common stock, as applicable, are presented below (in thousands):

For the fiscal year ended November 30, 2007
Deferred stock	$839
Stock options	195

Total	$1,034

The amount of this expense included in cost of services and selling, general and administrative expense for the year ended November 30, 2007 was $0.2 million, and $0.8 million, respectively.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax benefits for share-based compensation expense related to deferred stock and stock options granted as part of the founders grant award to Company employees were $0.3 million for the year ended November 30, 2007.

At November 30, 2007, approximately $67.0 million of compensation cost related to MSCI unvested share-based awards granted to the Company’s employees and directors who are not employees of the Company or Morgan Stanley had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will be recognized primarily over the next two to four years.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of its class A common stock. At November 30, 2007, approximately 8.0 million class A shares were available for future grant under these plans.

Deferred Stock Awards. The following table sets forth activity concerning MSCI vested and unvested restricted stock units applicable to Company’s employees and directors who are not employees of the Company or Morgan Stanley (share data in thousands):

For the Year Ended November 30, 2007	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at beginning of year	—	—
Granted	2,917	$18.00
Conversion to common stock	(11)	$18.00

Unvested restricted stock units at end of year(1)	2,906	$18.00

Expected to vest	2,065	$18.00

(1)	Unvested restricted stock units represent awards where recipients have yet to satisfy the explicit vesting terms.

Stock Option Awards. The options have an exercise price per share equal to the initial public offering price per share and expire ten years from the date of grant, subject to accelerated expiration upon termination of employment.

The weighted average fair value of MSCI stock options granted to the Company’s employees in the year ended November 30, 2007 was $7.46, utilizing the following weighted average assumptions:

For the fiscal year ended November 30, 2007
Risk free interest rate	4.0%
Expected option life in years	6.4
Expected stock price volatility	33.5%
Expected dividend yield	—

The Company’s expected option life for MSCI stock options has been determined using the shortcut method according to Staff Accounting Bulletin No. 107, taking into account the option’s weighted vesting period and contractual term. The expected stock price volatility assumption was determined using the historical volatility of MSCI’s peers. Because the Company did not have sufficient share price history to calculate the historical volatility of MSCI common stock at the time of option grant, the Company believes that its peers’ historical volatility is the most reliable data for the purposes of estimating the expected volatility of its options and is a

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

better indicator of expected volatility than implied volatility or a combined method of determining volatility when developing its assumption of option awards to be settled in MSCI common stock.

The following table sets forth activity concerning MSCI stock options granted to the Company’s employees for the year ended November 30, 2007 (option data and dollar values in thousands, except exercise price):

For the Year Ended November 30, 2007	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregated Intrinsic Value
Options outstanding at beginning of year	—	—	NA	NA
Granted	2116	$18.00	NA	NA

Options outstanding at end of year	2,116	$18.00	9.96	$20,422

Options vested or expected to vest	1,562	$18.00	9.96	$15,075

No MSCI stock options were exercisable during the year ended November 30, 2007.

15. INCOME TAXES

The provision for income taxes (benefits) consisted of (in thousands):

	For the fiscal year ended November 30,
	2007	2006	2005
Current
U.S. federal	$59,608	$32,924	$42,550
U.S. state and local	10,886	6,123	5,617
Non U.S.	4,261	2,692	3,954

	74,755	41,739	52,121

Deferred
U.S. federal	(19,630)	(4,819)	(20,396)
U.S. state and local	(1,861)	(313)	(445)
Non U.S.	(1,083)	(510)	(831)

	(22,574)	(5,642)	(21,672)

Provision for income taxes from continuing operations	$52,181	$36,097	$30,449

Provision for income taxes from discontinued operations	$—	$4,626	$2,054

The following table reconciles the provision to the U.S. federal statutory income tax rate:

	For the fiscal year ended November 30,
	2007	2006	2005
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
U.S. state and local income taxes, net of U.S. federal income tax benefits	4.40%	3.80%	4.15%
Change in tax rates applicable to non-U.S. earnings	(1.55%)	(4.09%)	(0.68%)
Domestic tax credits	(0.27%)	(0.73%)	0.00%
Other	1.56%	2.31%	(0.83%)

Effective income tax rate	39.14%	36.29%	37.64%

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s taxable income historically has been included in the consolidated United States federal income tax return of Morgan Stanley and in returns filed by Morgan Stanley with certain state and foreign taxing jurisdictions. The Company’s federal and foreign income tax liability has been computed and presented in these statements as if it were a separate taxpaying entity in the periods presented. The state and local tax liability presented in these statements reflects the fact that the Company is included in certain state unitary filings of Morgan Stanley, and that its tax liability is affected by the attributions of the unitary group. Where the Company files as a stand-alone taxpayer, the Company’s state and local tax filings will reflect its separate filing attributes. Federal and state taxes are remitted to Morgan Stanley pursuant to a tax sharing agreement between the companies.

As a result of a recent settlement entered into by Morgan Stanley with New York State and New York City tax authorities, MSCI will now be included in the combined New York State and New York City income tax returns of Morgan Stanley, and have increased taxes, for the period 1999 through 2007. When filing as a separate taxpayer, MSCI’s New York State and New York City income taxes were lower than when calculated as part of Morgan Stanley’s combined state and local income tax return over the applicable period. Consequently, the Company recorded an adjustment of $3.7 million for tax and interest (net of federal tax benefit) relating to tax years 1999 through 2007 to reflect the additional taxes owed.

Additionally, the Company established tax reserves of $1.7 million related to the potential disallowance of certain Research and Experimental tax credits previously allocated to MSCI.

Deferred income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

Earnings attributable to foreign subsidiaries were approximately $13.4 million, $10.4 million and $4.6 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. No provisions for income tax that could occur upon repatriation have been recorded on these earnings. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

The American Jobs Creation Act of 2004 (“the Act”), signed into law on October 22, 2004, provided for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85 percent of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the enactment date. In the fourth quarter of fiscal 2005, the Company recorded an income tax expense of $0.4 million resulting from the Company’s repatriation of approximately $13 million of qualifying foreign earnings under the provisions of the American Jobs Creation Act.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at November 30, 2007 and November 30, 2006 were as follows (in thousands):

	As of November 30,
	2007	2006
Deferred tax assets
Employee compensation and benefit plans	$16,279	$6,174
Provision for bad debts	527	(175)
Deferred expenses	(7)	466
Property, equipment and leasehold improvements, net	2,050	2,023
Other	1,247	950

Total deferred tax assets	20,096	9,438

Deferred tax liabilities
Intangible assets	59,027	68,104
Valuation of investments and receivables	5	1,045
Other	616	2,484

Total deferred tax liabilities	59,648	71,633

Net deferred tax liabilities	($39,552)	($62,195)

Net current deferred tax asset	$17,425	$3,886
Net non-current deferred tax liabilities	(56,977)	(66,081)

Net deferred tax liabilities	($39,552)	($62,195)

Income Tax Examinations

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1999-2005. The Company established tax reserves of $1.7 million relative to open years that the company believes are adequate in relation to the potential for additional assessments. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

16. SEGMENT INFORMATION

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Based on the Company’s integration and management strategies, the Company leverages common production, development and client coverage teams to create, produce and license investment decision

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

support tools to various types of investment organizations worldwide. On this basis, the Company assesses that it operates in a single business segment.

Revenue by geography is based on the shipping address of the customer.

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	2007		2006		2005
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
Americas:
United States	$182,573	$616,856	$149,565	$643,942	$132,332	$671,694
Other	11,232	2	8,847	11	8,235	17

Total Americas	193,805	616,858	158,412	643,953	140,567	671,711

EMEA:
United Kingdom	46,272	482	40,350	632	37,139	883
Other	75,550	2,238	66,036	2,658	61,305	1,885

Total EMEA	121,822	2,720	106,386	3,290	98,444	2,768

Asia & Australia:
Japan	30,902	120	27,416	133	24,433	168
Other	23,357	578	18,484	193	15,030	142

Total Asia & Australia	54,259	698	45,900	326	39,463	310

Total	$369,886	$620,276	$310,698	$647,569	$278,474	$674,789

The following is supplemental information on revenue by product category (in thousands):

	For the fiscal year ended November 30,
	2007	2006	2005
Equity indices	$199,992	$156,772	$126,533
Equity portfolio analytics	120,648	110,007	106,594
Multi-asset class analytics	23,071	16,873	17,260
Other products	26,175	27,046	28,087

Total operating revenues	$369,886	$310,698	$278,474

17. LEGAL MATTERS

From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material adverse effect on its business, operating results, financial condition or cash flows.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. SUBSEQUENT EVENT

The Company historically has filed New York State and New York City income tax returns on a separate company or stand-alone basis. As such, the tax provision for New York State and New York City reflected income tax calculated on a stand-alone basis. As a result of a settlement entered into by Morgan Stanley on January 31, 2008 with New York State and New York City tax authorities, MSCI will now be included in the combined New York State and New York City income tax returns of Morgan Stanley, and have increased taxes, for the period 1999 through 2007. When filing as a separate taxpayer, MSCI’s New York State and New York City income taxes were lower than when calculated as part of Morgan Stanley’s combined state and local income tax return over the applicable period. Consequently, the Company recorded an adjustment of $3.7 million for tax and interest (net of federal tax benefit) relating to tax years 1999 through 2007 to reflect the additional taxes owed.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. QUARTERLY RESULTS OF OPERATIONS (unaudited):

	2007				2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)				(in thousands)
Operating revenues	$87,069	$88,752	$92,407	$101,658	$71,273	$78,284	$79,555	$81,586
Cost of services	32,266	30,341	29,426	29,678	27,030	24,563	25,519	38,314
Selling general and administrative	18,964	25,489	23,431	24,593	13,793	19,679	23,572	28,776
Amortization of intangible assets	6,266	6,265	6,697	7,125	6,539	6,539	6,539	6,539

Total operating expenses	57,496	62,095	59,554	61,396	47,362	50,781	55,630	73,629

Operating income	29,573	26,657	32,853	40,262	23,911	27,503	23,925	7,957
Interest income	5,062	5,524	1,125	1,432	2,928	3,380	4,104	5,070
Interest expense	95	502	1,259	7,730	133	117	34	68
Other income	27	26	200	137	(1)	(25)	212	857

Interest & other income, net	4,994	5,048	66	(6,161)	2,794	3,238	4,282	5,859

Income before provision for income taxes and discontinued operations	34,567	31,705	32,919	34,101	26,705	30,741	28,207	13,816
Provision for income taxes	12,925	11,854	11,540	15,862	9,594	11,043	10,132	5,328

Income before discontinued operations	21,642	19,851	21,379	18,239	17,111	19,698	18,075	8,488

Discontinued operations
Income from discontinued operations	—	—	—	—	163	501	640	11,395
Provision for income taxes on discontinued operations	—	—	—	—	119	70	230	4,207

Income from discontinued operations	—	—	—	—	44	431	410	7,188

Net income	$21,642	$19,851	$21,379	$18,239	$17,155	$20,129	$18,485	$15,676

Earnings per basic common share:
Continuing operations	$0.26	$0.24	$0.25	$0.21	$0.20	$0.23	$0.22	$0.10
Discontinued operations	—	—	—	—	—	0.01	—	0.09

Earnings per basic common share	$0.26	$0.24	$0.25	$0.21	$0.20	$0.24	$0.22	$0.19

Earnings per diluted common share:
Continuing operations	$0.26	$0.24	$0.25	$0.21	$0.20	$0.23	$0.22	$0.10
Discontinued operations	—	—	—	—	—	0.01	—	0.09

Earnings per diluted common share	$0.26	$0.24	$0.25	$0.21	$0.20	$0.24	$0.22	$0.19

Weighted average shares outstanding used in computing per share data
Basic	83,900	83,900	83,900	86,733	83,900	83,900	83,900	83,900

Diluted	83,900	83,900	83,900	86,803	83,900	83,900	83,900	83,900

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated By-laws

10.1†	Index License Agreement for Funds, dated as of March 18, 2000, between Morgan Stanley Capital International and Barclays Global Investors, N.A. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.2†	Amendment to Index License Agreement for Funds between Morgan Stanley Capital International and Barclays Global Investors, N.A. (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.3†	Letter Agreement to Amend MSCI-BGI Fund Index License Agreement, dated as of June 21, 2001, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.4†	Addendum to the Index License Agreement for Funds, dated as of September 18, 2002, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated herein)

10.5†	Amendment to the Index License Agreement for Funds, dated as of December 3, 2004 between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on October 26, 2007 and incorporated herein)

10.6†	Amendment to the Index License Agreement for Funds, dated as of May 1, 2005 between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated herein)

10.7†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2006, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), with the SEC on October 26, 2007 and incorporated by reference herein)

10.8†	Amendment to Index License Agreement for Funds, dated as of June 5, 2007, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.9	Trademark License Agreement, dated as of March 18, 2002, between Morgan Stanley Dean Witter & Co. and Morgan Stanley Capital International Inc. (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.10*	Intellectual Property Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.

10.11*	Services Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.

10.12*	Tax Sharing Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.

10.13*	Shareholder Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.

Exhibit Number	Description

10.14*	Credit Agreement, dated as of November 20, 2007, among MSCI Inc., Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and the other lenders party thereto

10.15***	MSCI 2007 Equity Incentive Compensation Plan

10.16***	MSCI Independent Directors’ Equity Compensation Plan

10.17***	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificates for Stock Units

10.18***	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificates for Stock Units for Named Executive Officers

10.19***	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options

10.20***	MSCI Independent Directors’ Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options

10.21**	Employment Offer Letter, dated as of July 20, 2006, between Michael Neborak and Morgan Stanley Capital International Inc. (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on November 6, 2007 and incorporated by reference herein)

10.22**	Summary of Relocation and Expatriate Benefits for C.D. Baer Pettit (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on November 6, 2007 and incorporated by reference herein)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on signature page)

31.1****	Rule 13a-14(a) Certification of Chief Executive Officer

31.2****	Rule 13a-14(a) Certification of Chief Financial Officer

32.1****	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith.
**	Indicates a management compensation plan, contract or arrangement previously filed.
***	Indicates a management compensation plan, contract or arrangement filed herewith.
****	Furnished herewith.
†	Confidential treatment has been granted for a portion of this exhibit.