Form 10-Q
period 2008-02-29
MSCI Inc.
filed 2008-04-11
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-33812

MSCI INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4038723
(State of Incorporation)	(I.R.S. Employer Identification No.)

Wall Street Plaza, 88 Pine Street New York, NY	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 804-3900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2008, there were 16,112,518 shares of the Registrant’s Class A Common Stock, $0.01 par value, outstanding and 83,900,000 shares of Registrant’s Class B Common Stock, $0.01 par value, outstanding.

MSCI INC.
FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 29, 2008

Part I

We own or have rights to use trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: @CREDIT, @ENERGY, @INTEREST, ACWI, Aegis, Alphabuilder, Barra, Barra One, BarraOne, Cosmos, EAFE, FEA, GICS, IndexMap, Market Impact Model, MSCI, ProStorage, StructureTool, TotalRisk, VaRdelta and VaRworks. All other trademarks, trade names and service marks included in this Quarterly Report on Form 10-Q are property of their respective owners. For ease of reading, designations of trademarks and registered marks have been omitted from the text of this Quarterly Report on Form 10-Q.

AVAILABLE INFORMATION

MSCI Inc. files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including MSCI Inc.) file electronically with the SEC. MSCI Inc.’s electronic SEC filings are available to the public at the SEC’s internet site, www.sec.gov.

MSCI Inc.’s internet site is www.mscibarra.com. You can access MSCI Inc.’s Investor Relations webpage at www.mscibarra.com/about/ir. MSCI Inc. makes available free of charge, on or through its Investor Relations webpage, its proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. MSCI Inc. also makes available, through its Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of MSCI Inc.’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

MSCI Inc. has a Corporate Governance webpage. You can access information about MSCI Inc.’s corporate governance at www.mscibarra.com/about/company/governance. MSCI Inc. posts the following on its Corporate Governance webpage:

•	Charters for our Audit Committee, Compensation Committee and Nominating and Governance Committee;

•	Corporate Governance Policies; and

•	Code of Ethics and Business Conduct.

MSCI Inc.’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer and its Chief Financial Officer. MSCI Inc. will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”) on its internet site. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, Wall Street Plaza, 88 Pine Street, New York, NY 10005; (212) 804-1583. The information on MSCI Inc.’s internet site is not incorporated by reference into this report.

PART I

Item 1.  Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share data)

		As of
	February 29,		November 30,
	2008		2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,929		$33,818
Cash deposited with related parties	164,099		137,625
Trade receivables (net of allowances of $1,086 and $1,584 as of
February 29, 2008 and November 30, 2007, respectively)	123,831		77,748
Due from related parties	5,595		2,627
Deferred taxes	17,831		17,425
Prepaid and other assets	12,353		12,160
Total current assets	345,638		281,403
Property, equipment and leasehold improvements, (net of accumulated depreciation of
$14,385 and $13,404 at February 29, 2008 and November 30, 2007, respectively)	4,723		4,246
Investment in unconsolidated company	3,000		3,000
Goodwill	441,623		441,623
Intangible assets (net of accumulated amortization of $101,668 and $94,543
at February 29, 2008 and November 30, 2007, respectively)	167,282		174,407
Total assets	$962,266		$904,679
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to related parties	$41,327		$17,143
Income taxes payable	22,059		16,212
Accrued compensation and related benefits	23,327		53,831
Other accrued liabilities	12,138		10,265
Current maturities of long term debt	22,236		22,250
Deferred revenue	167,336		125,230
Total current liabilities	288,423		244,931
Long term debt, net of current maturities	397,202		402,750
Deferred taxes	54,472		56,977
Total liabilities	740,097		704,658
Commitments and Contingencies (see Note 8)
Shareholders' equity:
Common stock (par value $0.01; 500,000,000 class A shares authorized and 250,000,000 class B
shares authorized; 16,112,090 class A shares and 83,900,000 class B shares issued and outstanding)	1,000		1,000
Additional paid in capital	269,952		265,098
Accumulated deficit	(48,122)		(65,884)
Accumulated other comprehensive loss	(661)		(193)
Total shareholders' equity	222,169		200,021
Total liabilities and shareholders' equity	$962,266		$904,679

See Notes to Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	February 29,	February 28,
	2008	2007
	(unaudited)
Operating revenues (1)	$104,951	$87,069
Cost of services (1)	31,586	32,266
Selling, general and administrative (1)	31,550	18,964
Amortization of intangible assets	7,125	6,266
Total operating expenses	70,261	57,496
Operating income	34,690	29,573
Interest income (1)	2,372	5,062
Interest expense (1)	(8,463)	(95)
Other income	136	27
Interest income (expense) and other, net	(5,955)	4,994
Income before income taxes	28,735	34,567
Provision for income taxes	10,801	12,925
Net income	$17,934	$21,642
Earnings per basic common share	$0.18	$0.26
Earnings per diluted common share	$0.18	$0.26
Weighted average shares outstanding used in computing earnings per share
Basic	100,011	83,900
Diluted	100,728	83,900

(1) Related party amounts:
	Three Months Ended
	February 29,	February 28,
	2008	2007
	(in thousands)
Operating Revenues	$3,150	$4,108
Cost of Services	$3,406	$3,552
Selling, general and administrative	$2,906	$2,910
Interest income	$2,319	$5,012
Interest expense	$191	$95

See Notes to Condensed Consolidated Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	February 29,	February 28,
	2008	2007
	(unaudited)
Cash flows from operating activities
Net income	$17,934	$21,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and leasehold improvements	484	564
Amortization of intangible assets	7,125	6,266
Gain on sale of property, equipment and leasehold improvements, net	-	(5)
Share based compensation	4,875	-
Provision for bad debts	(462)	(499)
Deferred taxes	(2,911)	(5,592)
Changes in assets and liabilities:
Trade receivable	(45,621)	(35,426)
Due from related parties	(2,968)	32,802
Prepaid and other assets	(193)	1,281
Payable to related parties	24,184	(20,919)
Deferred revenue	42,106	37,624
Accrued compensation and related benefits	(30,708)	(27,928)
Income taxes payable	5,847	(993)
Other accrued liabilities	1,049	1,305
Net cash provided by operating activities	20,741	10,122
Cash flows from investing activities
Cash deposited with related parties	(26,474)	(10,752)
Capital expenditures	(961)	(58)
Proceeds on sale of property, equipment and leasehold improvements	-	154
Net cash used in investing activities	(27,435)	(10,656)
Cash flows from financing activities
Repayment of long term debt	(5,562)	-
Net cash used by financing activities	(5,562)	-
Effect of exchange rate changes	367	655
Net increase (decrease) in cash	(11,889)	121
Cash and cash equivalents, beginning of period	33,818	24,362
Cash and cash equivalents, end of period	$21,929	$24,483
Supplemental disclosure of cash flow information
Cash paid for interest	$8,975	$97
Cash paid for income taxes	$10,454	$1,849

See Notes to Condensed Consolidated Financial Statements

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

Organization

The condensed consolidated financial statements include the accounts of MSCI Inc. (formerly known as Morgan Stanley Capital International Inc.) and its subsidiaries. MSCI Inc. and its subsidiaries are hereafter referred to collectively as the “Company” or “MSCI.” In November 2007, MSCI completed an initial public offering of 16.1 million class A common shares, representing 16.1% of the economic interest in the Company, and received net proceeds of $265.0 million, net of underwriters discounts, commissions and other offering expenses. The Company’s majority shareholder, Morgan Stanley (“Morgan Stanley”), has approximately an 81.0% economic interest in the Company. Morgan Stanley is a global financial services firm that, through its subsidiaries and affiliates, provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

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

Basis of Presentation and Use of Estimates

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and include all adjustments necessary to present fairly the financial condition as of February 29, 2008 and November 30, 2007, and the results of operations for the three months ended February 29, 2008 and February 28, 2007, as well as cash flows for the three months ending February 29, 2008 and February 28, 2007.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007.  The November 30, 2007 consolidated financial statement information has been derived from the 2007 audited consolidated financial statements.

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of income, the allowance for doubtful accounts, impairment of long-lived assets, accounting for income taxes and other matters that affect the condensed consolidated financial statements and related disclosures. The Company believes that estimates used in the preparation of these condensed consolidated financial statements are reasonable, however, actual results could differ materially from these estimates.

 The condensed consolidated financial statements have been derived from the financial statements and accounting records of Morgan Stanley using the historical results of operations and historical bases of assets and liabilities of the Company’s business. The condensed consolidated statements of income reflect expense allocations for certain corporate functions historically provided by Morgan Stanley, including human resources, information technology, accounting, legal and compliance, corporate services, treasury and other services. These allocations are based on what the Company and Morgan Stanley considered reasonable reflections of the utilization levels of these services required in support of the Company’s business and are based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead. The Company expects operating expense increases from initial set-up costs and overlaps with the cost of Morgan Stanley services to continue until the Company has replaced services currently provided by Morgan Stanley. Following the Company’s separation from Morgan Stanley, these expenses may be higher or lower than the amounts reflected on the condensed consolidated statements of income.

Inter-company balances and transactions are eliminated in consolidation.

Concentration of Credit Risk

The Company licenses its products and services to investment managers primarily in the United States, Europe and Asia (primarily Hong Kong and Japan). The Company evaluates the credit of its customers and does not require collateral. The Company maintains reserves for estimated credit losses.

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash investments and short-term investments. Excess cash is held on deposit with Morgan Stanley and is unsecured. The Company receives interest at Morgan Stanley’s internal prevailing rates. At February 29, 2008 and November 30, 2007, amounts held on deposit with Morgan Stanley were $164.1 million and $137.6 million, respectively.

For the three months ended February 29, 2008 and February 28, 2007, Barclays PLC and its affiliates accounted for 11.8% and 10.9%, respectively, of the Company’s operating revenues.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Among other items, SFAS No. 158 requires the measurement of defined benefit and postretirement plan assets and obligations as of the end of the fiscal year. SFAS No. 158’s requirement to use the fiscal year-end date as the measurement date is effective for fiscal years ending after December 15, 2008. Our employees currently participate in Morgan Stanley’s pension and postretirement plans.  Morgan Stanley has early adopted a fiscal year-end measurement date for its fiscal year ending November 30, 2008 and recorded an after-tax charge of approximately $13 million ($21 million pre-tax) to Shareholders’ equity upon adoption.  The Company also early adopted the measurement date change. The impact of this change was not significant.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective beginning with an entity’s first fiscal year that begins after November 15, 2007, or upon early adoption of FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The Company early adopted SFAS No. 159 as of December 1, 2006, and, in effect, adopted SFAS No. 157 at the same time. The adoption of SFAS No. 157 did not have an impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159. SFAS No. 159 permits entities to elect to measure certain assets and liabilities at fair value with changes in the fair values of those items (unrealized gains and losses) recognized in the statement of income for each reporting period. Under this Statement, fair value elections can be made on an instrument-by-instrument basis, are irrevocable, and can only be made upon specified election date events. In addition, new disclosure requirements apply with respect to instruments for which fair value measurement is elected. The Company elected to early adopt SFAS No. 159 as of December 1, 2006. Effective December 1, 2006, the Company chose not to make any fair value elections with respect to any of its eligible assets or liabilities as permitted under the provisions of SFAS No. 159. The adoption did not have an impact to the Company’s condensed consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company is currently evaluating the potential impact of adopting EITF Issue No. 06-11. The Company currently has no plans to pay a dividend.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact that SFAS No. 161 will have on its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 1, 2009.

3. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted weighted average common shares includes stock options and unvested restricted stock awards. No stock options or restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended February 29, 2008 or February 28, 2007.

The following table sets forth the computation of earnings per share:

	Three Months Ended
	February 29,	February 28,
	2008	2007
	(in thousands, except per share data)
Net income	$17,934	$21,642
Weighted average common shares outstanding
Basic	100,011	83,900
Diluted	100,728	83,900
Earnings per basic common share	$0.18	$0.26
Earnings per diluted common share	$0.18	$0.26

4. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended
	February 29,	February 28,
	2008	2007
	(in thousands)
Net income	$17,934	$21,642
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains/(loss) on cash flow hedges	(803)	-
Foreign currency translation	367	655
Comprehensive income	$17,498	$22,297

5. RELATED PARTY TRANSACTIONS

Cash Deposits, Receivables from Related Parties and Interest Income.   The Company deposits most of its excess funds with Morgan Stanley. Related party receivables consist of amounts due to the Company for sales of products and services to Morgan Stanley. The Company receives interest at Morgan Stanley’s internal prevailing rates on its cash deposits and related party receivables. Cash deposited with Morgan Stanley and any receivable amounts are unsecured. As of February 29, 2008, excess funds deposited with Morgan Stanley were approximately $164.1 million and represented approximately 17.1% of total assets. Related party receivables as of February 29, 2008, were approximately $5.6 million. Interest earned on both cash on deposit with Morgan Stanley and related party receivables for the three months ended February 29, 2008 and February 28, 2007 totaled approximately $2.3 million and $5.0 million, respectively.

Revenues.   Morgan Stanley or its affiliates subscribe to, in the normal course of business, certain of the Company’s products. Revenues recognized by the Company from subscription to the Company’s products by Morgan Stanley for the three months ended February 29, 2008 were $3.2 million.  Revenues of $4.1 million recognized for the three months ended February 28, 2007, include revenues from Morgan Stanley and also from Capital Group International, which is not a related party for the three months ended February 29, 2008.

Administrative Expenses. Morgan Stanley affiliates have invoiced administrative expenses to the Company relating to office space, equipment and staff services. The amount invoiced by Morgan Stanley affiliates for staff services for the three months ended February 29, 2008 and February 28, 2007 was $6.3 million and $6.5 million, respectively.

Payables to Related Parties. Payables to related parties consist of amounts due to Morgan Stanley affiliates for the Company’s expenses, income taxes and prepayments for the Company’s services. The amounts outstanding are unsecured, bear interest at Morgan Stanley’s internal prevailing rates and are payable on demand. Amounts payable to related parties as of February 29, 2008 were $41.3 million. Interest expense on these payables for the three months ended February 29, 2008 and February 28, 2007 was $0.2 million and $0.1 million, respectively.

6. INTANGIBLE ASSETS

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

Amortization expense related to intangible assets for the three months ended February 29, 2008 and February 28, 2007, was approximately $7.1 million and $6.3 million, respectively.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
As of February 29, 2008
Technology/software	$140,800	$73,740	$67,060
Trademarks	102,220	18,238	83,982
Customer relationships	25,880	9,640	16,240
Non-competes	50	50	-
Total intangible assets	$268,950	$101,668	$167,282

7. INVESTMENT IN UNCONSOLIDATED COMPANY

The Company holds a 17% interest in Alacra, Inc. on a fully diluted basis. The investment is carried at approximately $3.0 million, which has been accounted for under the cost method. This interest was acquired as part of the purchase of Barra in 2004. The Company has periodically reviewed the financial performance, liquidity and other general market factors related to Alacra, Inc. to determine if the carrying value is still appropriate. The Company performed such a review as of February 29, 2008. No impairment was recorded.

8. COMMITMENTS AND CONTINGENCIES

The Company leases facilities under non-cancelable operating lease agreements.  The terms of certain lease agreements provide for rental payments on a graduated basis.  The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid.  Rent expense for the three months ended February 29, 2008 was $2.6 million.

Long-term debt.  On November 14, 2007, the Company entered into a secured $500.0 million revolving Credit Facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto. Outstanding borrowings under the Credit Facility accrue interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving facility and 2.00% in the case of the term loan B facility. As of February 29, 2008, the Credit Facility was bearing interest at 5.59% in the case of the term loan A facility and 6.09% in the case of the term loan B facility. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively. At February 29, 2008, $419.4 million was outstanding and there was $75.0 million of unused credit under the revolving credit facility.

Interest Rate Swaps and Derivative Instruments.  On February 13, 2008, the Company entered into interest rate swap agreements through the end of November 2010 for an aggregate notional principal amount of $251.7 million. By entering into these agreements, the Company reduced interest rate risk by effectively converting floating-rate debt into fixed-rate debt. This action reduces the Company’s risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed-rate debt. The effective fixed rate on the notional principal amount swapped is approximately 5.65%. These swaps are designated as cash flow hedges and qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”).

The Company's derivative instruments are recorded at fair value. Changes in fair value derivatives that have been designated as cash flow hedges are included in "Unrealized gains (loss) on cash flow hedges" as a component of other comprehensive income to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of the designated hedging instruments would be included in the Condensed Consolidated Statements of Income. Gains and losses are reclassified from accumulated other comprehensive income to the Consolidated Statement of Income in the period the hedged transaction affects earnings.

For the three months ended February 29, 2008, we recorded a pre-tax loss in other comprehensive income of $1.3 million ($0.8 million after tax) as a result of the fair value measurement of these swaps.  The fair value of these swaps is included in other accrued liabilities on the Company’s Condensed Consolidated Statement of Financial Condition.

9. EMPLOYEE BENEFITS

The Company participates in defined benefit pension and other postretirement plans sponsored by Morgan Stanley for eligible U.S. employees. A supplementary pension plan covering certain executives is directly sponsored by Morgan Stanley. The Company also participates in a separate defined contribution pension plan maintained by Morgan Stanley that covers substantially all of its non-U.S. employees. The assets and obligations under these plans were not separately identifiable for the Company. Discrete, detailed information concerning costs of these plans was not available for the Company, but is part of general and administrative costs allocated by Morgan Stanley included in operating expenses on the statement of income. Costs relating to pension and postretirement benefit expenses allocated from Morgan Stanley included in cost of services were $0.5 million for each of the three months ended February 29, 2008 and the three months ended February 28, 2007.  The amounts included in selling, general and administrative expense related to these pension and postretirement expenses for the three months ended February 29, 2008 and February 28, 2007 were not significant.

The following discussion summarizes the Employee benefit plans.

Pension and Other Postretirement Plans.  Substantially all of the U.S. employees of the Company hired before July 1, 2007 and its U.S. affiliates are covered by a non-contributory, defined benefit pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plan”). Unfunded supplementary plans (the “Supplemental Plans”) cover certain executives. These pension plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans. Morgan Stanley’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations. Liabilities for benefits payable under its Supplemental Plans are accrued by the Company and are funded when paid to the beneficiaries. Morgan Stanley’s Qualified Plan was closed to new participants effective July 1, 2007. In lieu of a defined benefit pension plan, eligible employees who were first hired, rehired or transferred to a U.S. benefits eligible position on or after July 1, 2007, will receive a retirement contribution into their 401(k) plan. The amount of the retirement contribution is included in the Company’s 401(k) cost and will be equal to between 2% to 5% of eligible pay based on years of service as of December 31.

The Company also participates in an unfunded postretirement benefit plan that provides medical and life insurance for eligible U.S. retirees and their dependents.

Net Periodic Benefit Expense. Net periodic benefit expense allocated to the Company related to pension costs was $0.4 million for each of the three months ended February 29, 2008 and February 28, 2007.  The net periodic benefit expense related to postretirement costs was not significant for the three months ended February 29, 2008 and $0.1 million for the three months ended February 28, 2007.

Morgan Stanley 401(k) and Profit Sharing Award.  Eligible employees may participate in the Morgan Stanley 401(k) Plan immediately upon hire. Eligible employees receive 401(k) matching contributions which are invested in Morgan Stanley’s common stock. The retirement contribution granted in lieu of a defined benefit pension plan is included in the Morgan Stanley 401(k) Plan expense allocated to the Company. Morgan Stanley also provides discretionary profit sharing to certain employees. The Company’s expenses associated with the 401(k) Plan for each of the three months ended February 29, 2008 and February 28, 2007, were approximately $0.5 million. The Company’s expenses related to Employee Stock Ownership Plans and profit sharing plans for the three months ended February 29, 2008 and February 28, 2007 were approximately $0.1 million and $0.5 million, respectively.

10.  SHARE BASED COMPENSATION

On November 6, 2007, the Company’s Board of Directors approved the award of founders grants to its employees in the form of restricted stock units and/or options. The aggregate value of the grants, which were made on November 14, 2007, was approximately $68.0 million of restricted stock units and options. The restricted stock units and options vest over a four-year period, with 50% vesting on each of the second anniversary of the grant date and 25% vesting on each of the third and fourth anniversary of the grant date. The options have an exercise price per share of $18.00 and have a term of ten years subject to earlier cancellation in certain circumstances. The aggregate value of the options is calculated using the Black-Scholes valuation method consistent with SFAS No. 123R.

All or a portion of the award may be cancelled if employment is terminated before the end of the relevant restriction period. All or a portion of the award also may be cancelled in certain limited situations, including termination for cause, during the restriction period.

The pre-tax expense of the founders grant for the three months ended February 29, 2008, was approximately $6.6 million prior to any estimated and actual forfeitures. After estimated forfeitures, the pre-tax expense of the founders grant for the quarter was $4.8 million.

No awards were granted to employees of MSCI during the three months ended February 29, 2008. However, the Company awarded 702 shares in MSCI common stock and 700 restricted stock units to directors who were not employees of the Company or Morgan Stanley during the period.

11. INCOME TAXES

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes” and prescribes a comprehensive model for the recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on the classification of unrecognized tax benefits; disclosures for interest and penalties; accounting and disclosures for interim reporting periods; and transition requirements. FIN 48 is effective for years beginning after December 15, 2006.

Under FIN 48, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority.  The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being recognized upon ultimate settlement.  Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon examination, based solely on the technical merits of the tax position.  Otherwise, no benefit can be recognized.  Thus, an uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

The Company adopted the provisions of FIN 48 on December 1, 2007.  The adoption of FIN 48 had no financial impact on the Company.  The total amount of unrecognized tax benefits as of the date of adoption was approximately $1.6 million.  Included in this total was approximately $1.6 million (net of federal benefit for state issues as well as competent authority and foreign tax credit offsets) of unrecognized tax benefits, which if recognized would favorably affect the effective tax rate.  There were no additional unrecognized tax benefits as a result of the implementation of FIN 48.

The Company recognizes the accrual of interest related to unrecognized tax benefits and penalties in its provision for income taxes in its Condensed Consolidated Statement of Income.  Interest expense  accrued as part of income tax expense as of December 1, 2007 was approximately $0.1 million, net of federal and state income tax benefits. It is possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months.  It is difficult to estimate the range of such changes; however, the Company does not expect that any change in the gross balance of unrecognized tax benefits would have a material impact on its effective tax rate over the next 12 months.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York.  The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations.  The Company believes the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of income for a particular future period and on the Company’s effective tax rate for any period in which such resolution occurs.

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

Tax Jurisdiction	Open Tax Years
United States	1999-2007
California	2004-2007
New York State and City	2002-2007
Hong Kong	2001-2007
United Kingdom	2005-2007
Japan	2004-2007

12. SEGMENT INFORMATION

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Based on the Company’s integration and management strategies, the Company leverages common production, development and client coverage teams to create, produce and license investment decision support tools to various types of investment organizations worldwide. On this basis, the Company has determined that it operates in a single business segment.

13. LEGAL MATTERS

From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material adverse effect on its business, operating results, financial condition or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of February 29, 2008, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended February 29, 2008 and February 28, 2007.  These interim financial statements are the responsibility of the management of MSCI Inc.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of MSCI Inc. and subsidiaries as of November 30, 2007, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for the fiscal year then ended (not presented herein) included in the Company’s Annual Report on Form 10-K; and in our report dated February 27, 2008, which report contains an explanatory paragraph relating to the adoption, in fiscal 2007, of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2007 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
April 10, 2008

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of  operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” on our Form 10-K.

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

Our clients include asset owners such as pension funds, endowments, foundations, central banks and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, ETFs, hedge funds and private wealth; and financial intermediaries such as broker-dealers, exchanges, custodians and investment consultants. We have a client base of nearly 3,000 clients across over 60 countries.  As of February 29, 2008, we had 19 offices in 15 countries to help serve our diverse client base and for the three months ended February 29, 2008, approximately 52% of our operating revenues came from the Americas, 33% from Europe, the Middle East and Africa (“EMEA”), 8% from Japan and 7% from Asia-Pacific (not including Japan).

We sell our products through a common sales force, produce them on common data and systems platforms and develop them in our global research and product management organizations. In evaluating our results, we focus on revenues and revenue growth by product category and operating margins encompassing the entire cost structure supporting all our operations. Our current financial focus is on accelerating our revenue growth to generate cash flow to expand our market position and capitalize on the many growth opportunities before us. Our revenue growth strategy includes: (a) expanding and deepening our relationships with the large and increasing number of investment institutions worldwide, (b) developing new and enhancing existing equity product offerings, as well as further developing and growing our investment tools for multi-asset class and fixed income investment institutions, and (c) actively seeking to acquire products, technologies and companies that will enhance, complement or expand our client base and our product offerings.

To maintain and accelerate our revenue and operating income growth, we will continue to invest in and expand our operating functions and infrastructure, including new sales and client support staff and facilities in locations around the world; additional staff and supporting technology for our research and our data management and production functions; and additional personnel and supporting technology in our general and administrative functions, particularly finance and human resources personnel required to operate as a stand-alone public company. At the same time, managing and controlling our operating expenses is very important to us and a distinct part of our culture. Over time, our goal is to keep the rate of growth of our operating expenses below the rate of growth of our revenues allowing us to expand our operating margins. However, at times, because of significant market opportunities, it may be more important to us to invest in our business in order to support increased efforts to attract new clients and to develop new product offerings, rather than emphasize short-term operating margin expansion. Furthermore, in some periods our operating expense growth may exceed our operating revenue growth due to the variability of revenues from licensing our equity indices as the basis of ETFs and in the near term, transition expenses as we separate from Morgan Stanley.

The discussion of the Company’s results of operations for the three months ended February 29, 2008 and February 28, 2007, are discussed below.  These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially.  For a discussion of  the risks and uncertainties  that may affect the Company’s future results, please see  “Forward-Looking Statements”  immediately preceding Part I, Item 1, “Risk Factors” in Part I, Item 1A, “Certain Factors Affecting Results of Operations” in Part II, Item 7 and other items throughout the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007.  Income from interim periods may not be indicative of future results.

Results of Operations

Three Months Ended February 29, 2008 Compared to the Three Months Ended February 28, 2007

	Three Months Ended
	February 29,	February 28,
	2008	2007	Increase/(Decrease)
	(in thousands, except per share data)
Revenues	$104,951	$87,069	$17,882	20.5%
Operating expenses
Cost of services	31,586	32,266	(680)	(2.1)%
Selling, general and administrative	31,550	18,964	12,586	66.4%
Amortization of intangible assets	7,125	6,266	859	13.7%
Total operating expenses	70,261	57,496	12,765	22.2%
Operating income	34,690	29,573	5,117	17.3%
Interest income (expense) and other, net	(5,955)	4,994	(10,949)	(219.2)%
Provision for income taxes	10,801	12,925	(2,124)	(16.4)%
Net income	$17,934	$21,642	$(3,708)	(17.1)%
Earnings per basic common share	$0.18	$0.26	$(0.08)	(30.8)%
Earnings per diluted common share	$0.18	$0.26	$(0.08)	(30.8)%
Operating margin	33.1%	34.0%

 Revenues

We group our revenues into the following four product categories:

•	Equity indices
•	Equity portfolio analytics
•	Multi-asset class portfolio analytics
•	Other products

	Three Months Ended
	February 29,	February 28,
	2008	2007	Increase/(Decrease)
	(in thousands)
Equity indices
Equity index subscriptions	$38,809	$33,154	$5,655	17.1%
Equity index asset based fees	19,588	13,047	6,541	50.1%
Total equity indices	58,397	46,201	12,196	26.4%
Equity portfolio analytics	32,342	29,364	2,978	10.1%
Multi-asset class portfolio analytics	7,892	4,283	3,609	84.3%
Other products	6,320	7,221	(901)	(12.5)%
Total operating revenues	$104,951	$87,069	$17,882	20.5%

Total operating revenues for the three months ended February 29, 2008 increased $17.9 million, or 20.5% to $105.0 million compared to $87.1 million for the three months ended February 28, 2007. The growth was driven by an increase in our revenues related to both subscriptions and equity index asset based fees.  The increase in the value of assets in ETFs linked to MSCI equity indices drove the increase in asset based fees. Product enhancements completed throughout 2007, including the releases of Aegis 4.1, BarraOne 1.9 and the introduction of the MSCI Global Investable Market Indices (“GIMI”), drove the increase in subscription based fees. Revenue growth was 3.2% for the three months ended February 29, 2008 compared to the three months ended November 30, 2007 due to lower growth in revenues from ETF fees.

Revenues for equity indices includes fees from MSCI equity index data subscriptions, fees based on assets in investment products linked to our equity indices, fees from one-time licenses of our equity index historical data, fees from custom MSCI indices and, to a lesser extent, revenues based on the trading volume of futures and options contracts linked to our indices. Revenues for this category were $58.4 million, an increase of $12.2 million, or 26.4%, with growth of 17.1% and 50.1% in equity index subscriptions and asset based fees, respectively. The increase in equity index subscriptions reflects growth in subscriptions for GIMI with notable growth in our small cap indices. The global expansion of certain of our clients has also resulted in increased demand for our equity index subscription products.

The increase in equity index asset based fees was primarily driven by an increase in the value of assets in ETFs linked to MSCI equity indices of $43.8 billion, or 32.4%, to $179.2 billion as of February 29, 2008 from $135.4 billion as of February 28, 2007. Net asset inflows accounted for approximately 97% of the increase and net asset appreciation accounted for approximately 3% of the increase.

Revenue growth from equity index ETF fees, while strong, only increased 4.9% for the three months ended February 29, 2008 compared to the three months ended November 30, 2007 as a result of the declines in equity markets worldwide and increased volatility.  While the new ETFs continue to be introduced to the market, the asset values linked to existing ETFs have been negatively impacted by declines in a number of equity markets. Compared to fourth quarter 2007, the value in assets in ETFs linked to MSCI’s equity indices decreased approximately $12.5 billion, or 6.5%, from $191.7 billion as of November 30, 2007 to $179.2 billion as of February 29, 2008. The $12.5 billion decrease from November 30, 2007 was attributable to asset depreciation of approximately $15.2 billion which was partially offset by an increase of approximately $2.7 billion in the value of such assets as a result of asset inflows. A majority of the $2.7 billion increase is due to new ETFs launched over the last 12 months.

The three MSCI indices with the largest amount of ETF assets linked to them as of February 29, 2008 were the MSCI EAFE, Emerging Markets and Japan Indices with $47.1 billion, $36.2 billion and $10.0 billion in assets, respectively.  If the level of assets in ETFs linked to MSCI equity indices remains constant with the closing balance as of February 29, 2008, the rate of revenue growth for ETF asset based fees will be increasingly compressed for the remaining three quarters of the fiscal year compared to the prior year.

ETF Assets Linked to MSCI Indices

	QuarterEnded
	2007				2008
$ in Billions	February	May	August	November	February
AUM in ETFs linked to MSCI Indices	$135.4	$150.2	$156.5	$191.7	$179.2
Sequential Change ($ Growth in Billions)
Appreciation/Depreciation	$9.8	$5.9	$(0.8)	$11.2	$(15.2)
Cash Inflow/Outflow	13.3	8.9	7.1	24.0	2.7
Total Change	$23.1	$14.8	$6.3	$35.2	$(12.5)

Source: Bloomberg
Note: The assets under management (“AUM”) are as of quarter end.

Revenues for equity portfolio analytics include annual recurring subscriptions to Barra Aegis and our proprietary risk data, Equity Models Direct products and our proprietary equity risk data incorporated in third-party software application offerings (e.g., Barra on Vendors). Revenues for this category were $32.3 million, an increase of $3.0 million, or 10.1%, for the three months ended February 29, 2008, compared to $29.3 million for the three months ended February 28, 2007. Revenues for this category increased 2.3% for the three months ended February 29, 2008 compared to the three months ended November 30, 2007.  The increase in revenues from our equity portfolio analytics is largely due to subscriptions to our proprietary equity risk data accessed through our Equity Models Direct and Barra on Vendors products. These results reflect increased demand for our tools which aid in managing risk, developing quantitative portfolio management expertise and enhancing clients’ equity trading strategies.

Revenues for multi-asset class portfolio analytics  include revenues from annual, recurring subscriptions to BarraOne and Barra TotalRisk and for our proprietary risk data for multiple asset classes.   Revenues for this category were $7.9 million for the three months ended February 29, 2008, an increase of $3.6 million, or 84.3%, compared to $4.3 million for the three months ended February 28, 2007. The increase is largely attributable to revenue growth from BarraOne. Typically, our BarraOne new sales tend to be uneven throughout the year, resulting in variability in revenue growth. Revenues related to multi-asset class portfolio analytics increased 2.5% for the three months ended February 29, 2008 compared to the three months ended November 30, 2007.

We continue to see strong demand from both asset owners and asset managers, and we expect this trend to continue as we expand both the analytical functionality and asset class coverage. During the three months ended February 29, 2008, we launched historical value at risk and performance attribution tools within BarraOne which should contribute to revenues in coming quarters.

Currently, we are in the process of decommissioning TotalRisk and transitioning clients to BarraOne. As such, we are only selling subscriptions to BarraOne and are migrating TotalRisk clients to BarraOne as features and functionality are added to BarraOne. As this transition takes place, revenues from this product category will increasingly come from BarraOne.

The other products category includes revenues from Barra Cosmos for fixed income analytics, MSCI hedge fund indices, Barra hedge fund risk model, and FEA energy and commodity asset valuation analytics products. Revenues for this category were $6.3 million for the three months ended February 29, 2008, a decline of $0.9 million, or 12.5%, compared to the three months ended February 28, 2007. The decline reflects decreased asset based fees from investment products linked to MSCI hedge fund indices and the cancellation of a large fixed income index subscription at the end of February 2007. Strong growth of our energy and commodity analytics products partially offset this decline.

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

The following tables set forth our Run Rates as indicated:

Run Rate1 by Product Category
(Year-over-Year Comparison)

	As of
	February 29,	February 28,	% Change
	2008	2007	Year-over-Year
	(in thousands)
Subscription based fees:
Equity indices	$154,103	$124,135	24.1%
Equity portfolio analytics	131,349	111,604	17.7%
Multi-asset class analytics	31,739	23,441	35.4%
Other	18,400	15,896	15.8%
Subscription based fees total	335,591	275,076	22.0%
Asset based fees
Equity indices[2]	73,358	52,956	38.5%
Hedge fund indices	4,371	6,880	(36.5%)
Asset based fees total	77,729	59,836	29.9%
Total Run Rate	$413,320	$334,912	23.4%

[1]
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

[2]	Includes transaction volume-based products, principally futures and options traded on certain MSCI indices.

Run Rate1 by Product Category
(Sequential Comparison)

	As of
	February 29,	November 30,	% Change
	2008	2007	Sequential
	(in thousands)
Subscription based fees
Equity index	$154,103	$143,718	7.2%
Equity portfolio analytics	131,349	123,561	6.3%
Multi-asset class analytics	31,739	30,638	3.6%
Other	18,400	17,728	3.8%
Subscription based fees total	335,591	315,645	6.3%
Asset based fees
Equity index[2]	73,358	76,898	(4.6%)
Hedge fund index	4,371	4,963	(11.9%)
Asset based fees total	77,729	81,861	(5.0%)
Total Run Rate	$413,320	$397,506	4.0%

[1]
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

[2]	Includes transaction volume-based products, principally futures and options traded on certain MSCI indices.

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

Our aggregate Retention Rates for the three months ended February 29, 2008 and February 28, 2007 were 97% and 95%, respectively. The Retention Rate for the three months ended February 28, 2007 was negatively impacted by the cancellation of a large fixed income index subscription. Excluding this cancellation, the Retention Rate was 96%.

In recent years on average, approximately 40% of our subscription cancellations have occurred in the fourth fiscal quarter. As a result, Retention Rates are generally higher during the first three fiscal quarters and lower in the fourth fiscal quarter.

 Expenses

Operating expenses increased 22.2% to $70.3 million in first quarter 2008 compared to first quarter 2007.  Excluding expenses related to the founders grant, operating expenses increased 13.9% to $65.5 million in first quarter 2008.  The increase reflects higher compensation costs for existing staff, offset, in part, by a movement of personnel to lower cost locations. The increase also reflects expenses associated with being a pubic company and expenses related to replacing services provided by Morgan Stanley.  In addition, higher marketing and product development costs contributed to the increase. The three months ended February 28, 2007 included a bad debt provision reversal and severance expenses.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions, and typically have represented approximately 60% of our total operating expenses. These expenses generally contribute to the majority of our expense increases from period to period, reflecting existing staff compensation and benefit increases and increased staffing levels. Continued growth of our staff in lower cost locations around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. An important location for us is Mumbai, India, where we have increased our staff levels significantly since commencing our operations there in early 2004 with a small staff in data management and production. Subsequently, we expanded the scale of our operations there by adding teams in research and administration, as well as by continuing to expand the data management and production team. Our office in Mumbai has grown from 12 employees as of November 30, 2004 to 61 full-time employees as of February 29, 2008. Another important location for us in the future is Budapest, Hungary, where we opened an office in August 2007. We plan to develop this location as an important information technology and software engineering center. Our Budapest office had 22 employees as of February 29, 2008.

In fiscal 2007, no stock based compensation was granted to employees above and beyond the one time founders grant. Similar to years prior to fiscal 2007, we expect to pay stock based compensation to employees for fiscal 2008.

Another significant expense for us is services provided by our principal shareholder, Morgan Stanley. As a majority-owned subsidiary of Morgan Stanley, we have relied on Morgan Stanley to provide a number of administrative support services and facilities. Although we will continue to operate under a services agreement with Morgan Stanley, the amount and composition of our expenses may vary from historical levels as we replace these services with ones supplied by us or by third parties. We are investing in expanding our own administrative functions, including finance, legal and compliance and human resources, as well as information technology infrastructure, to replace services currently provided by Morgan Stanley. Because of initial set-up costs and overlaps with services currently provided by Morgan Stanley, our expenses increased in the first quarter. We expect operating expense increases from initial set-up costs and overlaps with the cost of Morgan Stanley Services to continue until we have replaced services currently provided by Morgan Stanley. In addition, we are incurring additional costs as a public company, including directors’ compensation, audit, listing fees, investor relations, stock administration and regulatory compliance costs.

Information technology costs, which include market data, amortization of hardware and software products, and telecommunications services, are also an important part of our expense base.

 We group our expenses into three categories:

•	Cost of services
•	Selling, general and administrative (“SG&A”)
•	Amortization of intangible assets

In both the cost of services and SG&A expense categories, compensation and benefits represent the majority of our expenses. Other costs associated with the number of employees such as office space and professional services are included in both the cost of services and SG&A expense categories consistent with the allocation of employees to those respective areas.  The following table shows operating expenses by each of the categories:

	Three Months Ended
	February 29,	February 28,
	2008	2007	Increase/(Decrease)
	(in thousands)
Costs of services
Compensation	$20,227	$21,106	$(879)	(4.2)%
Non-compensation expenses	11,359	11,160	199	1.8%
Total cost of services	31,586	32,266	(680)	(2.1)%
Selling, general and administrative
Compensation	20,936	14,269	6,667	46.7%
Non-compensation expenses	10,614	4,695	5,919	126.1%
Total selling, general and administrative	31,550	18,964	12,586	66.4%
Amortization of intangible assets	7,125	6,266	859	13.7%
Total operating expenses	$70,261	$57,496	$12,765	22.2%

Cost of Services

Costs of services includes costs related to our research, data management and production, software engineering and product management functions. Costs in these areas include staff compensation and benefits, allocated office space, market data fees and certain information technology services provided by Morgan Stanley. The largest expense in this category is compensation and benefits. As such, they generally contribute to a majority of our expense increases from period to period, reflecting compensation and benefits increases for existing staff and increased staffing levels.

However, for the three months ended February 29, 2008, total cost of services expenses decreased by $0.7 million, or 2.1%, to $31.6 million, compared to $32.3 million for the three months ended February 28, 2007, largely due to a decrease in compensation expenses. Compensation expenses for the three months ended February 29, 2008 of $20.2 million were $0.9 million, or 4.2%, lower than the three months ended February 28, 2007. The decline in compensation expenses reflects lower headcount and the movement of personnel to lower cost centers as well as the impact of high severance expenses during the three months ended February 28, 2007. Offsetting the decline was founders grant amortization expense of $1.3 million. No founders grant expense was incurred for the three months ended February 28, 2007.

Non-compensation expenses increased by $0.2 million, or 1.8%, to $11.4 million. The increase is primarily due to increased information processing costs and occupancy costs.

Selling, General and Administrative

Selling, general and administrative includes compensation expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category is compensation and benefits. As such, they generally contribute to a majority of our expense increases from period to period, reflecting compensation and benefits increases for existing staff and increased staffing levels. Other significant expenses are for services provided by Morgan Stanley and office space.

Compensation expenses of $20.9 million increased by $6.7 million, or 46.7%, for the three months ended February 29, 2008, compared to $14.3 million for the three months ended February 28, 2007. This increase was attributable to amortization of founders grant expenses, higher compensation costs for existing staff, increased staffing levels related to the preparation for the replacement of current Morgan Stanley services and higher bonus accruals. The amortization of the founders grant expense was $3.5 million for the three months ended February 29, 2008.  No founders grant expense was incurred for the three months ended February 28, 2007.

Non-compensation expenses increased for the three months ended February 29, 2008, by $5.9 million, or 126.1%, to $10.6 million. Approximately $2.5 million of this increase is due to increased expenses related to the Company’s transition to a public company and costs incurred to replace the services currently provided by Morgan Stanley and approximately $1.0 million is due to higher information technology and marketing and business development costs. In addition, for the three months ended February 28, 2007, the Company recorded $2.1 million for the recovery of bad debt expense.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004. At February 29, 2008, our intangible assets totaled $167.3 million, net of accumulated amortization. For the quarter ended February 29, 2008, amortization expense totaled $7.1 million, an increase of $0.9 million, or 13.7%. This increase is due to a reduction in the useful life of our TotalRisk product, which is consistent with our timeframe to transition TotalRisk clients to BarraOne.  (See Note 6 to the Notes to Condensed consolidated Financial Statements, “Intangible Assets” for further information.)

Interest Income (Expense) and Other, net

Interest income (expense) and other, net was an expense of $6.0 million for the three months ended February 29, 2008, compared to interest income of $5.0 million for the three months ended February 28, 2007.  The $10.9 million decrease is due to increased interest expense of $8.4 million resulting from the interest on long-term debt related to borrowings under our Credit Facility (as defined below).  See “Liquidity and Capital Resources” below for a discussion of the Credit Facility.  There was no debt outstanding during the three months ended February 28, 2007.  Interest income also decreased by $2.7 million due to a reduction in cash deposited with related parties.

Income Taxes

The provision for income tax expense decreased $2.1 million, or 16.4%, to $10.8 million for the three months ended February 29, 2008, compared to the three months ended February 28, 2007, largely a result of lower taxable income.  The effective tax rate for the three months ended February 29, 2008 increased by 0.2% to 37.6% from 37.4%.  The increase is largely due to an increase in state and local income tax rates.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or with our results of operations in the future for the reasons discussed below.

Our Relationship with Morgan Stanley

Our condensed consolidated financial statements have been derived from the financial statements and accounting records of Morgan Stanley using the historical results of operations and historical bases of assets and liabilities of our business. The historical costs and expenses reflected in our audited consolidated financial statements include an allocation for certain corporate functions historically provided by Morgan Stanley, including human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services, treasury and other services. On November 20, 2007, we entered into a services agreement with Morgan Stanley pursuant to which Morgan Stanley and its affiliates agreed to provide us with certain of these services for so long as Morgan Stanley owns more than 50% of our outstanding common stock and for periods, varying for different services, of up to 12 months thereafter. For the three months ended February 29, 2008 and February 28, 2007, direct cost allocations related to these services were $6.3 million, and $6.5 million, respectively. These allocations were based on what we and Morgan Stanley considered to be reasonable reflections of the utilization levels of these services required in support of our business and are based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead. The historical information does not necessarily indicate what our results of operations, financial condition or cash flows will be in the future.

Historically, we have experienced an increase in the allocation from Morgan Stanley. However, for the three months ended February 29, 2008 compared to the three months ended February 28, 2007, the Morgan Stanley allocation expense decreased by $0.2 million. This decline largely reflects typical increases offset by reduced allocations of approximately $0.6 million as we in-sourced services previously provided by Morgan Stanley. More specifically, we are now directly incurring compensation expense associated with human resources personnel, which was previously recognized as part of the Morgan Stanley allocation. While the Morgan Stanley allocation decreased for the three months ended February 29, 2008, we experienced an increase in compensation expense in selling, general and administrative as we replaced the Morgan Stanley human resources services.

As we replace services currently provided by Morgan Stanley, our expenses will increase in the near term.  After we fully separate from Morgan Stanley, these expenses may be higher or lower in total than the amounts reflected in the Condensed Consolidated Statements of Income. Pursuant to the services agreement, Morgan Stanley and its affiliates agreed to provide us with services, including certain human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services, treasury and other services. Payment for these services will be determined, consistent with past practices, using an internal cost allocation methodology based on fully loaded cost (i.e., allocated direct costs of providing the services, plus all related overhead and out-of-pocket costs and expenses). We are currently enhancing our own financial, administrative and other support systems or contracting with third parties to replace Morgan Stanley’s systems. We are also establishing our own accounting and internal auditing functions separate from those provided to us by Morgan Stanley.

Public Company Expenses

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. All of the procedures and practices required as a majority-owned subsidiary of Morgan Stanley were previously established, but we continue to add procedures and practices required as a public company. As a result, we incurred legal, accounting and other expenses during the three months ended February 29, 2008, that we did not incur during the three-month period ended February 28, 2007.

Founders Grant

On November 6, 2007, our Board of Directors approved the award of founders grants to our employees in the form of restricted stock units and/or options. The aggregate value of the grants, which were made on November 14, 2007, was approximately $68.0 million of restricted stock units and options. The restricted stock units and options vest over a four-year period, with 50% vesting on the second anniversary of the grant date and 25% vesting on the third and fourth anniversary of the grant date. The options have an exercise price per share of $18.00 and have a term of ten years subject to earlier cancellation in certain circumstances. The aggregate value of the options is calculated using the Black-Scholes valuation method consistent with SFAS No. 123R.

The pre-tax expense of the founders grant for the three months ended February 29, 2008, was approximately $6.6 million, prior to any estimated or actual forfeitures. After estimated and actual forfeitures, the pre-tax expense of the founders grant for the quarter was $4.8 million. No expenses related to the founders grant were incurred during the quarter ended February 28, 2007.  The pre-tax expense of the founders grant is estimated to be approximately $26.9 million before estimated or actual forfeitures for the fiscal year ended November 30, 2008.

Weighted Shares Outstanding

In November 2007, we completed our initial public offering in which we issued 16.1 million shares. As such, weighted average common shares outstanding for the three months ended February 29, 2008 includes these additional shares. Weighted average common shares outstanding for the three months ended February 29, 2008 also includes actual shares and restricted stock awards issued to non-employee directors during the quarter.

Credit Facility

As of February 29, 2008, we had borrowings of $419.4 million outstanding under our Credit Facility.  As of February 28, 2007, there was no debt outstanding.  (See Liquidity and Capital Resources discussed below.)

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K for the fiscal year ended November 30, 2007 and also in Note 2 in Notes to Condensed Consolidated Financial Statements included herein. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal year 2007. There was no impact related to the adoption of FIN 48.

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

As fully described in our Form 10-K, under “July 2007 Dividend and Credit Facility” in Part II, Item 7, we paid a dividend of $973.0 million, consisting of $325.0 million in cash and $648.0 million of demand notes, on July 19, 2007. Morgan Stanley was issued a demand note in the amount of $625.9 million and Capital Group International was issued a demand note in the amount of $22.1 million. On July 19, 2007, we paid in full in cash the $22.1 million demand note held by Capital Group International.

On November 14, 2007, we entered into a $500.0 million Credit Facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A. as agents for a syndicate of lenders, and other lenders party thereto. The Credit Facility is comprised of a $200.0 million term loan A facility, a $225.0 million term loan B facility, which was issued at a discount of 0.5% of the principal amount resulting in proceeds of approximately $223.9 million, and a $75.0 million revolving credit facility (under which there were no drawings as of February 29, 2008). Outstanding borrowings under the Credit Facility accrue interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving facility and 2.00% in the case of the term loan B facility, in each case subject to interest rate step downs based on the achievement of consolidated leverage ratio (as defined in the Credit Facility) conditions. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively. On November 20, 2007, we borrowed $425.0 million (the full amount of the term loans) under the Credit Facility and used the proceeds to pay a portion of the $625.9 million demand note held by Morgan Stanley. The balance of the demand note was paid with the net proceeds from our initial public offering. The revolving Credit Facility is available for working capital requirements and other general corporate purposes (including the financing of permitted acquisitions), subject to certain conditions, and matures on November 20, 2012.

The Credit Facility is guaranteed on a senior secured basis by each of our direct and indirect wholly-owned domestic subsidiaries and secured by a valid and perfected first priority lien and security interest in substantially all of the shares of capital stock of our present and future domestic subsidiaries and up to 65%

of the shares of capital stock of our foreign subsidiaries, substantially all of our and our domestic subsidiaries’ present and future property and assets and the proceeds thereof. In addition, the Credit Facility contains certain restrictive covenants and requires us and our subsidiaries to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) the maximum total leverage ratio (as defined in the Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed (a) 3.75:1.0 through November 30, 2009, (b) 3.50:1.0 from December 1, 2009 through November 30, 2010 and (c) 3.25:1.0 thereafter; and (2) the minimum interest coverage ratio (as defined in the Credit Facility) measured quarterly on a rolling four-quarter basis shall be (a) 3.00:1.0 through November 30, 2009, (b) 3.50:1.0 from December 1, 2009 through November 30, 2010 and (c) 4.00:1.0 thereafter.

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

Currently, we have $419.4 million outstanding under our Credit Facility.  We have $75 million available under the revolving credit facility. In connection with our Credit Agreement, we entered into an interest rate swap agreement on February 13, 2008.  See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Sensitivity” below.

Cash flows

Cash and cash equivalents and cash deposited with related parties

	As of
	February 29,	November 30,
	2008	2007
	(in thousands)
Cash and cash equivalents	$21,929	$33,818
Cash deposited with related parties	164,099	137,625
Total	$186,028	$171,443

Cash and cash equivalents were $21.9 million, and $33.8 million as of February 29, 2008 and November 30, 2007, respectively. This constituted approximately 2.3% of total assets as of February 29, 2008 and 3.7% of total assets as of November 30, 2007.  Excess cash is deposited with Morgan Stanley and is shown separately on the balance sheet under cash deposited with related parties. Cash deposited with Morgan Stanley was $164.1 million and $137.6 million as of February 29, 2008 and November 30, 2007, respectively, representing approximately 17.1% and 15.2% of total assets, respectively. Our cash, including cash equivalents and cash deposited with related parties, increased from November 30, 2007, primarily as a result of  net cash provided by operations. We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet our cash requirements for capital expenditures and other cash needs for ongoing business operations for at least the next 12 months and the foreseeable future.

Cash provided by operating activities and used in investing and financing activities

	For the three months ended
	February 29,	February 28,
	2008	2007
	(in thousands)
Cash provided by operating activities	$20,741	$10,122
Cash used in investing activities	$(27,435)	$(10,656)
Cash used in financing activities	$(5,562)	$-

Cash flows from operating activities

Cash flow from operating activities for the three months ended February 29, 2008 was $20.7 million compared to $10.1 million for the prior year. The increase reflects the timing of amounts paid to Morgan Stanley offset by lower net income after adjusting for non cash items.

Our primary uses of cash from operating activities are for payment of cash compensation expenses, office rent, technology costs and services provided by Morgan Stanley. The payment of cash compensation expense is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year. In the future, we expect to meet all interest obligations on outstanding borrowings under the Credit Facility from cash generated by operations.

Cash flows from investing activities

Cash flows from investing activities include cash used for capital expenditures and cash deposited with Morgan Stanley. During the three months ended February 29, 2008, we had a net cash outflow of $27.4 million from investing activities primarily due to cash deposited with Morgan Stanley of $26.5 million. Capital expenditures totaled $1.0 million in the three months ended February 29, 2008, relating primarily to the purchase of computer equipment and build-out costs of leased office space. We anticipate funding any future capital expenditures from our operating cash flows.

Cash flows from financing activities

Cash flows from financing activities was an outflow of $5.6 million, largely reflecting scheduled repayments on the outstanding long-term debt.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We have exposures to currency exchange fluctuation risk—revenues from index-linked investment products, such as exchange traded funds, non-U.S. dollar invoiced revenues and non-U.S. dollar operating expenses.

Revenues from equity index-linked investment products represented approximately $19.6 million, or 18.7% of our operating revenues for the three months ended February 29, 2008. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, substantially all of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in euros, pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. Approximately $15.4 million, or 14.7% of our revenues for the three months ended February 29, 2008, are denominated in foreign currencies, of which the majority are in euros, pounds sterling and Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Although our expenses are generally in U.S. dollars, some of our expenses are incurred in non-U.S. dollar denominated currencies. Approximately $14.4 million, or 20.6% of our expenses for the three months ended February 29, 2008, were denominated in foreign currencies, the significant majority of which were denominated in

Swiss francs, pounds sterling, Hong Kong dollars, euros and Japanese yen. Expenses paid in foreign currency may increase as we expand our business outside the U.S. and replace services provided by Morgan Stanley internationally for which we currently pay Morgan Stanley in U.S. dollars.

In addition, a significant number of our senior personnel are compensated in U.S. dollars as opposed to the local currency of their respective locations.  This exposes us to employee turnover in periods of U.S. dollar weakness.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $21.9 million at February 29, 2008 and $33.8 million at November 30, 2007, respectively. These amounts were held primarily in checking money market accounts in the countries where we maintain banking relationships. The majority of excess cash is deposited with Morgan Stanley. At February 29, 2008 and November 30, 2007, amounts held with Morgan Stanley were $164.1 and $137.6 million, respectively. On our Statement of Financial Condition, these amounts are shown as cash deposited with related parties. We receive interest at Morgan Stanley’s internal prevailing rates on these funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

On February 13, 2008, we entered into interest rate swap agreements effective through the end of November 2010 for an aggregate notional principal amount of $251.7 million. By entering into these agreements, we reduced interest rate risk by effectively converting floating-rate debt into fixed-rate debt. This action reduces our risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed rate debt. The effective fixed rate on the notional principal amount swapped is approximately 5.65%. These swaps are designated as cash flow hedges and qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

For the three months ended February 29, 2008, we recorded a pre-tax loss in other comprehensive income (loss) of $1.3 million ($0.8 million after tax) as a result of the fair value measurement of these swaps.  The fair value of these swaps is included in other accrued liabilities on the Company’s Condensed Consolidated Statement of Financial Condition.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of February 29, 2008 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the three months ended February 29, 2008 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings

From time to time we are party to various litigation matters incidental to the conduct of our business.  We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A.  Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 21, 2007, we completed the initial public offering of our class A common stock, $0.01 par value, pursuant to our Registration Statement on Form S-1, as amended (Reg. No. 333-144975) that was declared effective on November 14, 2007. We sold an aggregate of 16.1 million shares of our class A common stock in the offering at a price to the public of $18.00 per share.

Our net proceeds from the initial public offering were $265.0 million, after deducting $20.3 million of underwriting discounts and commissions and other offering expenses of $4.5 million.  Morgan Stanley & Co. Incorporated, an affiliate of Morgan Stanley, our parent and majority shareholder, acted as the representative for the several underwriters for the offering.

The net proceeds were used to repay approximately $200.9 million of the $625.9 million demand note held by Morgan Stanley.  The remainder of the $625.9 million demand note was paid with the net proceeds from the $425.0 million borrowing under our Credit Facility.  Except as discussed above, none of the net proceeds were used to pay our directors or officers or their associates, persons owning 10% or more of our common stock or any affiliates of ours. The remaining proceeds were used for general corporate purposes.

There have been no unregistered sales of equity securities.

There have been no purchases of equity securities.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on April 9, 2008.

The stockholders voted on proposals to (i) elect directors (“Item 1A”), (ii) approve the MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan, (iii) approve the MSCI Inc. Performance Formula and Incentive Plan, and (iv) ratify the appointment of Deloitte & Touche LLP, as independent auditor.

All nominees for election to the Board set forth in Item 1A were elected to the terms of office set forth in the Proxy Statement dated February 28, 2008.  The stockholders’ vote also (i) approved the MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan, (ii) approved the MSCI Inc. Performance Formula and Incentive Plan, and (iii) ratified the appointment of the independent auditors.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes with respect to each proposal is set forth below.  The Company’s independent inspector of elections reported the vote of the stockholders as follows:

Election of Directors	For	Against/ Withheld	Abstain	Broker Non-Vote

Kenneth M. deRegt	427,757,520	6,508,083	1,208	*
Benjamin F. duPont	433,001,969	1,264,270	572	*
Henry A. Fernandez	427,969,706	6,296,533	572	*
James P. Gorman	427,779,915	6,486,325	571	*
Linda H. Riefler	427,779,683	6,486,557	571	*
Robert W. Scully	428,171,301	6,094,302	1,208	*
David H. Sidwell	428,359,955	5,881,061	25,795	*
Scott M. Sipprelle	433,001,251	1,264,988	572	*
Rodolphe M. Vallee	433,001,219	1,264,920	672	*

Approval of MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan	425,606,890	7,067,568	5,205	1,587,148

Approval of MSCI Inc. Performance Formula and Incentive Plan	426,756,493	5,918,365	4,805	1,587,148

Ratification of Independent Auditors	434,213,501	53,220	90	*
______
* Not applicable

Item 5.  Other Information.

None.

Item 6.  Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 10, 2008

MSCI INC. (Registrant)
/s/ Michael K. Neborak
By:
Michael K. Neborak Principal Financial Officer

  EXHIBIT INDEX

  MSCI INC.

  QUARTER ENDED FEBRUARY 29, 2008

	3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008)

	10.1	MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (filed as Annex B to the Company’s Proxy Statement on Schedule 14A (File No. 001-33812), filed with the SEC on February 28, 2008)

	10.2	MSCI Inc. Performance Formula and Incentive Plan (filed as Annex C to the Company’s Proxy Statement on Schedule 14A (File No. 001-33812), filed with the SEC on February 28, 2008)

	11
Statement Re: Computation of Earnings Per Common share (The calculation per share earnings is in Part I, Item I, Note 3 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.

*	15	Letter of awareness from Deloitte & Touche LLP, dated April 10, 2008, concerning unaudited interim financial information

**	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

**	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*     Filed herewith
**    Furnished herewith

E-1