Form 10-Q
period 2008-05-31
MSCI Inc.
filed 2008-07-07
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-33812

MSCI INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4038723
(State of Incorporation)	(I.R.S. Employer Identification Number)

Wall Street Plaza, 88 Pine Street New York, NY	10005
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

                                (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, there were 47,012,928.00 shares of the Registrant’s Class A Common Stock, $0.01 par value, outstanding and 53,038,764.79 shares of Registrant’s Class B Common Stock, $0.01 par value, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2008

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

PART I

Item 1.	Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share data)

	As of
	May 31, 2008	November 30, 2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$32,294	$33,818
Cash deposited with related parties	203,315	137,625
Trade receivables (net of allowances of $211 and $1,584 as of May 31, 2008 and November 30, 2007, respectively)	106,204	77,748
Due from related parties	1,965	2,627
Deferred taxes	22,239	17,425
Prepaid and other assets	16,613	12,160

Total current assets	382,630	281,403
Property, equipment and leasehold improvements, (net of accumulated depreciation of $12,144 and $13,404 at May 31, 2008 and November 30, 2007, respectively)	15,367	4,246
Investments in unconsolidated company	3,000	3,000
Goodwill	441,623	441,623
Intangible assets (net of accumulated amortization of $108,793 and $94,543 at May 31, 2008 and November 30, 2007, respectively)	160,157	174,407

Total assets	1,002,777	$904,679

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Payable to related parties	$32,150	$17,143
Income taxes payable	25,937	16,212
Accrued compensation and related benefits	36,009	53,831
Other accrued liabilities	20,238	10,265
Current maturities of long-term debt	22,250	22,250
Deferred revenue	168,824	125,230

Total current liabilities	305,408	244,931
Long-term debt, net of current maturities	391,625	402,750
Deferred taxes	54,883	56,977

Total liabilities	751,916	704,658

Commitments and Contingencies (see note 8)
Shareholders’ Equity
Common stock (par value $0.01, 500,000,000 class A shares authorized and 250,000,000 class B shares authorized; 47,012,928 class A shares and 53,038,765 class B shares issued and outstanding)	1,001	1,000
Treasury shares, at cost (18,198 shares at May 31, 2008 and 0 shares at November 30, 2007)	(557)	—
Additional paid in capital	277,173	265,098
Accumulated deficit	(29,491)	(65,884)
Accumulated other comprehensive income (loss)	2,735	(193)

Total shareholders’ equity	250,861	200,021

Total liabilities and shareholders’ equity	1,002,777	$904,679

See Notes to Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Operating revenues (1)	$108,195	$88,752	$213,146	$175,821
Cost of services (1)	30,011	30,341	61,597	62,607
Selling, general and administrative (1)	37,611	25,489	69,161	44,453
Amortization of intangible assets	7,125	6,265	14,250	12,531

Total operating expenses	74,747	62,095	145,008	119,591

Operating income	33,448	26,657	68,138	56,230
Interest income (1)	3,508	5,524	5,880	10,586
Interest expense (1)	(6,668)	(502)	(15,131)	(597)
Other income	97	26	233	53

Interest income (expense) and other, net	(3,063)	5,048	(9,018)	10,042

Income before provision for income taxes	30,385	31,705	59,120	66,272
Provision for income taxes	11,754	11,854	22,555	24,779

Net income	$18,631	$19,851	$36,565	$41,493

Earnings per basic common share	$0.19	$0.24	$0.37	$0.49

Earnings per diluted common share	$0.18	$0.24	$0.36	$0.49

Weighted average shares outstanding used in computing earnings per share
Basic	100,026	83,900	100,019	83,900

Diluted	101,282	83,900	101,223	83,900

(1) Amounts related to related parties are as follows:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Operating revenues	$3,085	$2,911	$6,235	$7,019
Cost of services	$2,628	$3,556	$6,034	$7,108
Selling, general and administrative	$3,132	$2,778	$6,038	$5,688
Interest income	$2,065	$5,484	$4,384	$10,496
Interest expense	$171	$250	$362	$345

See Notes to Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS

(in thousands)

	Six Months Ended May 31,
	2008	2007
	(unaudited)
Cash flows from operating activities
Net income	$36,565	$41,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and leasehold improvements	1,006	1,089
Amortization of intangible assets	14,250	12,531
Compensation payable in common stock and options	12,097	—
Provision for (recovery of) bad debts	(1,336)	50
Deferred taxes	(6,908)	(2,784)
Loss on sale or disposal of property, equipment and leasehold improvements, net	18	10
Changes in assets and liabilities:
Trade receivables	(27,120)	(31,091)
Due from related parties	662	32,613
Prepaid and other assets	(4,453)	51
Payable to related parties	15,007	(34,383)
Deferred revenue	43,594	37,286
Accrued compensation and related benefits	(18,160)	(19,545)
Income taxes payable	9,725	(108)
Other accrued liabilities	5,790	4,173

Net cash provided by operating activities	$80,737	$41,385

Cash flows from investing activities
Cash deposited with related parties	(65,690)	(36,779)
Purchased property, equipment and leasehold improvements	(5,820)	(357)

Net cash used in investing activities	(71,510)	(37,136)

Cash flows from financing activities
Repayment of long-term debt	(11,125)	—
Repurchase of treasury shares	(557)	—

Net cash used by financing activities	(11,682)	—

Effect of exchange rate changes	931	1,340

Net increase (decrease) in cash	(1,524)	5,589
Cash and cash equivalents, beginning of period	33,818	24,362

Cash and cash equivalents, end of period	$32,294	$29,951

Supplemental disclosure of cash flow information
Cash paid for interest	$15,312	$597

Cash paid for income taxes	$20,798	$4,837

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$6,281	$—

See Notes to Condensed Consolidated Financial Statements

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

Organization

The condensed consolidated financial statements include the accounts of MSCI Inc. (formerly known as Morgan Stanley Capital International Inc.) and its subsidiaries. MSCI Inc. and its subsidiaries are hereafter referred to collectively as the “Company” or “MSCI.” In November 2007, MSCI completed an initial public offering of 16.1 million class A common shares, representing 16.1% of the economic interest in the Company, and received net proceeds of $265.0 million, net of underwriters discounts, commissions and other offering expenses. In May 2008, Morgan Stanley (“Morgan Stanley”) and the Capital Group Companies Charitable Foundation (“Capital Group”) sold approximately 28.0 million and approximately 2.9 million class A common shares, respectively, pursuant to a registered secondary equity offering. Morgan Stanley retained approximately 53.0% of the economic interest in the Company. Morgan Stanley is a global financial services firm that, through its subsidiaries and affiliates, provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

MSCI is a provider of investment decision support tools to investment institutions worldwide. The Company produces indices and risk and return portfolio analytics for use in managing investment portfolios. The Company’s products are used by institutions investing in or trading equity, fixed income and multi-asset class instruments and portfolios around the world. The Company’s flagship products are its international equity indices marketed under the MSCI brand and its equity and multi-asset class portfolio analytics marketed under the Barra brand. The Company’s products are used in many areas of the investment process, including portfolio construction and optimization, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, investment manager selection and investment research.

The Company’s primary products consist of equity indices, equity portfolio analytics and multi-asset class portfolio analytics. The Company also has product offerings in the areas of fixed income portfolio analytics, hedge fund indices and risk models, and energy and commodity asset valuation analytics. The Company’s products are generally comprised of proprietary index data, risk data and sophisticated software applications. The Company’s index and risk data are created by applying its models and methodologies to market data. The Company’s clients can use its data together with its proprietary software applications, third-party applications or their own applications in their investment processes. The Company’s proprietary software applications offer its clients sophisticated portfolio analytics to perform in-depth analysis of their portfolios, using its risk data, the client’s portfolio data and fundamental and market data.

Basis of Presentation and Use of Estimates

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and include all normal and recurring adjustments necessary to present fairly the financial condition as of May 31, 2008 and November 30, 2007, and the results of operations for the three and six months ended May 31, 2008 and 2007, as well as cash flows for the six months ending May 31, 2008 and 2007. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007. The November 30, 2007 consolidated financial statement information has been derived from the 2007 audited consolidated financial statements. Income from interim periods may not be indicative of future results.

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of income, the allowance for doubtful accounts, impairment of longlived assets, accounting for income taxes and other matters that affect the condensed consolidated financial statements and related disclosures. The Company believes that estimates used in the preparation of these condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Concentration of Credit Risk

The Company licenses its products and services to investment managers primarily in the United States, Europe, Asia (Japan, Hong Kong and Singapore) and Australia. The Company evaluates the credit of its customers and does not require collateral. The Company maintains reserves for estimated credit losses.

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash investments and short-term investments. Prior to July 1, 2008, excess cash was held on deposit with Morgan Stanley and was unsecured. The Company received interest at Morgan Stanley’s internal prevailing rates. At May 31, 2008 and November 30, 2007, amounts held on deposit with Morgan Stanley were $203.3 million and $137.6 million, respectively. On June 30, 2008, at MSCI’s instruction, Morgan Stanley transferred MSCI’s cash held on deposit to MSCI and following the transfer, the Company deposited the cash predominantly with Bank of America.

For the three months ended May 31, 2008 and 2007, Barclays PLC and its affiliates accounted for 12.1% and 13.7%, respectively, of the Company’s operating revenues.

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC’s”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption is not expected to have an impact on the Company’s condensed consolidated financial statements.

3. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted weighted average common shares includes vested and unvested stock options and unvested restricted stock awards. No stock options or restricted stock awards were excluded from the calculation of diluted earnings per share for the three or six months ended May 31, 2008 or 2007.

The following table sets forth the computation of earnings per share:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$18,631	$19,851	$36,565	$41,493

Basic weighted average common shares outstanding	100,026	83,900	100,019	83,900

Basic weighted average common shares outstanding	100,026	83,900	100,019	83,900
Effect of dilutive securities:
Stock options and restricted stock units	1,256	—	1,204	—

Diluted weighted average common shares outstanding	101,282	83,900	101,223	83,900

Earnings per basic common share	$0.19	$0.24	$0.37	$0.49

Earnings per diluted common share	$0.18	$0.24	$0.36	$0.49

4. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income	$18,631	$19,851	$36,565	$41,493
Other comprehensive income, net of tax:
Net changes in unrealized gains on cash flow hedges	2,966	—	2,163	—
Foreign currency translation adjustments	564	685	931	1,340

Comprehensive income	$22,161	$20,536	$39,659	$42,833

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. RELATED PARTY TRANSACTIONS

Cash Deposits, Receivables from Related Parties and Interest Income. Prior to July 1, 2008, the Company deposited most of its excess funds with Morgan Stanley. Related party receivables consist of amounts due to the Company for sales of products and services to Morgan Stanley. The Company received interest at Morgan Stanley’s internal prevailing rates on its cash deposits and related party receivables. Cash deposited with Morgan Stanley and any receivable amounts were unsecured. As of May 31, 2008, excess funds deposited with Morgan Stanley were approximately $203.3 million and represented approximately 20.3% of total assets. Related party receivables as of May 31, 2008 were approximately $2.0 million. Interest earned on both cash on deposit with Morgan Stanley and related party receivables for the three months ended May 31, 2008 and 2007 totaled approximately $2.1 million and $5.5 million, respectively. Interest earned on both cash on deposit with Morgan Stanley and related party receivables for the six months ended May 31, 2008 and 2007 totaled approximately $4.4 million and $10.5 million, respectively.

On June 30, 2008, at MSCI’s instruction, Morgan Stanley transferred MSCI’s cash held on deposit to MSCI and following the transfer, the Company deposited the cash predominately with Bank of America.

Revenues. Morgan Stanley or its affiliates subscribe to, in the normal course of business, certain of the Company’s products. Revenues recognized by the Company from subscription to the Company’s products by Morgan Stanley for the three and six months ended May 31, 2008 were $3.1 million and $6.2 million, respectively. For the three and six months ended May 31, 2007, revenues of $2.9 million and $7.0 million , respectively, were from Morgan Stanley and from Capital Group International, which is not a related party for the three or six months ended May 31, 2008.

Administrative Expenses. Morgan Stanley affiliates have invoiced administrative expenses to the Company relating to office space, equipment and staff services. The amounts invoiced by Morgan Stanley affiliates for staff services for the three months ended May 31, 2008 and 2007 was $5.8 million and $6.3 million, respectively. The amounts invoiced by Morgan Stanley affiliates for staff services for the six months ended May 31, 2008 and 2007 was $12.1 million and $12.8 million, respectively.

Payables to Related Parties. Payables to related parties consist of amounts due to Morgan Stanley affiliates for the Company’s expenses, income taxes and prepayments for the Company’s services. The amounts outstanding are unsecured, bear interest at Morgan Stanley’s internal prevailing rates and are payable on demand. Amounts payable to related parties as of May 31, 2008 were $8.1 million. Interest expense on these payables for the three months ended May 31, 2008 and 2007 was $0.2 million and $0.3 million, respectively. Interest expense on these payables for the six months ended May 31, 2008 and 2007 was $0.4 million and $0.3 million, respectively.

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

Amortization expense related to intangible assets for the three months ended May 31, 2008 and 2007 was approximately $7.1 million and $6.3 million, respectively. Amortization expense related to intangible assets for the six months ended May 31, 2008 and 2007 was approximately $14.3 million and $12.5 million, respectively.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of May 31, 2008
Technology/software	$140,800	($79,185)	$61,615
Trademarks	102,220	(19,454)	82,766
Customer relationships	25,880	(10,104)	15,776
Non-competes	50	(50)	—

Total	$268,950	($108,793)	$160,157

7. INVESTMENT IN UNCONSOLIDATED COMPANY

The Company holds a 17% interest in Alacra, Inc. on a fully diluted basis. The investment is carried at approximately $3.0 million, which has been accounted for under the cost method. This interest was acquired as part of the purchase of Barra in 2004. The Company periodically reviews the financial performance, liquidity and other general market factors related to Alacra, Inc. to determine if the carrying value is still appropriate. The Company performed such a review as of February 29, 2008. No impairment was recorded.

8. COMMITMENTS AND CONTINGENCIES

The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three and six months ended May 31, 2008 was $3.3 million and $5.9 million, respectively.

Long-term debt. On November 14, 2007, the Company entered into a secured $500.0 million credit facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto pursuant to a credit agreement dated as of November 20, 2007 (the “Credit Facility”). Outstanding borrowings under the Credit Facility accrued interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving credit facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving credit facility and 2.00% in the case of the term loan B facility. On April 14, 2008, MSCI met certain conditions as defined in the Credit Facility and qualified for a tier change, resulting in a decrease in the LIBOR fixed margin to 2.25% for the term loan A facility and 2.75% for the term loan B facility. From February 29, 2008 through April 13, 2008, the Credit Facility was bearing interest at 5.59% in the case of the term loan A facility and 6.09% in the case of the term loan B facility. From April 14, 2008 through May 29, 2008, the Credit Facility was bearing interest at 5.34% in the case of the term loan A facility and 5.84% in the case of the term loan B facility. Due to a LIBOR reset, the Credit Facility began bearing interest at 4.90% in the case of the term loan A facility and 5.40% in the case of the term loan B facility on May 30, 2008. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively. At May 31, 2008, $413.9 million was outstanding and there was $75.0 million of unused credit under the revolving credit facility.

Interest Rate Swaps and Derivative Instruments. On February 13, 2008, the Company entered into interest rate swap agreements through the end of November 2010 for an aggregate notional principal amount of $251.7 million. By entering into these agreements, the Company reduced interest rate risk by effectively converting floating-rate debt into fixed-rate debt. This action reduces the Company’s risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed-rate debt. The effective fixed rate on the notional principal amount swapped was approximately 5.52% for the three months ended May 31, 2008. The effective fixed rate as of May 31, 2008 was 5.40%. These swaps are designated as cash flow hedges and

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”).

The Company’s derivative instruments are recorded at fair value. Changes in fair value derivatives that have been designated as cash flow hedges are included in “Unrealized gains on cash flow hedges” as a component of other comprehensive income to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of the designated hedging instruments would be included in the Condensed Consolidated Statements of Income. Gains and losses are reclassified from accumulated other comprehensive income to the Consolidated Statement of Income in the period the hedged transaction affects earnings.

For the three months ended May 31, 2008, the Company recorded a pre-tax gain in other comprehensive income of $4.8 million ($3.0 million after tax) as a result of the fair value measurement of these swaps. For the six months ended May 31, 2008, the Company recorded a pre-tax gain in other comprehensive income of $3.5 million ($2.2 million after tax) as a result of the fair value measurement of these swaps. The fair value of these swaps is included in other accrued liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

9. EMPLOYEE BENEFITS

The Company participates in defined benefit pension and other postretirement plans sponsored by Morgan Stanley for eligible U.S. employees. A supplementary pension plan covering certain executives is directly sponsored by Morgan Stanley. The Company also participates in a separate defined contribution pension plan maintained by Morgan Stanley that covers substantially all of its non-U.S. employees. The assets and obligations under these plans were not separately identifiable for the Company. Discrete, detailed information concerning costs of these plans was not available for the Company, but is part of general and administrative costs allocated by Morgan Stanley included in operating expenses on the statement of income. Costs relating to pension and postretirement benefit expenses allocated from Morgan Stanley included in cost of services were $0.5 million and $1.0 million for the three and six months ended May 31, 2008, respectively, and $0.3 million and $0.8 million for the three and six months ended May 31, 2007, respectively. The amounts included in selling, general and administrative expense related to these pension and postretirement expenses for the three and six months ended May 31, 2008 and 2007 were not significant.

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

Net Periodic Benefit Expense. Net periodic benefit expense allocated to the Company related to pension costs was $0.6 million and $1.0 million for the three and six months ended May 31, 2008, respectively. Net periodic benefit expense allocated to the company related to pension costs for the three and six months ended May 31, 2007 was $0.4 million and $0.8 million, respectively. The net periodic benefit expense related to postretirement costs was not significant for the three months ended May 31, 2008 or 2007. For both the six months ended May 31, 2008 and 2007 periods, net periodic benefit expense related to postretirement costs was $0.1 million.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Morgan Stanley 401(k) and Profit Sharing Award. Eligible employees may participate in the Morgan Stanley 401(k) Plan immediately upon hire. Eligible employees receive 401(k) matching contributions which are invested in Morgan Stanley’s common stock. The retirement contribution granted in lieu of a defined benefit pension plan is included in the Morgan Stanley 401(k) Plan expense allocated to the Company. Morgan Stanley also provides discretionary profit sharing to certain employees. The Company’s expenses associated with the 401(k) Plan for the three months ended May 31, 2008 and 2007 were approximately $0.5 million and $0.6 million, respectively. For each of the six months ended May 31, 2008 and 2007, expenses associated with the 401(k) Plan were $1.0 million. The Company’s expenses related to Employee Stock Ownership Plans and profit sharing plans for the three months ended May 31, 2008 and 2007 were approximately $0.3 million and $0.6 million, respectively. The Company’s expenses related to Employee Stock Ownership Plans and profit sharing plans for the six months ended May 31, 2008 and 2007 were approximately $0.4 million and $1.1 million, respectively.

10. SHARE BASED COMPENSATION

On November 6, 2007, the Company’s Board of Directors approved the award of founders grants to the Company’s employees in the form of restricted stock units and options. The aggregate value of the grants, which were made on November 14, 2007, was approximately $68.0 million of restricted stock units and options. The restricted stock units and options vest over a four-year period, with 50% vesting on the second anniversary of the grant date and 25% vesting on each of the third and fourth anniversary of the grant date. The options have an exercise price per share of $18.00 and have a term of ten years subject to earlier cancellation in certain circumstances. The aggregate value of the options is calculated using the Black-Scholes valuation method.

All or a portion of the award may be cancelled if employment is terminated in certain situations before the end of the relevant restriction period.

The pre-tax expense of the founders grant for the three and six months ended May 31, 2008, was approximately $7.3 million and $13.9 million, respectively, prior to any estimated forfeitures. After estimated forfeitures, the pre-tax expense of the founders grant for the quarter was $6.9 million and $11.7 million for the three and six months ended May 31, 2008, respectively.

No awards were granted to employees of MSCI during the six months ended May 31, 2008. However, the Company awarded 9,776 shares in MSCI common stock and 8,096 restricted stock units to directors who were not employees of the Company or Morgan Stanley during the period.

11. INCOME TAXES

On December 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). The adoption of FIN 48 had no financial impact on the Company. The total amount of unrecognized tax benefits as of the date of adoption was approximately $1.6 million. The Company recognizes the accrual of interest related to unrecognized tax benefits and penalties in its provision for income taxes in its Condensed Consolidated Statement of Income.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s Condensed Consolidated Statement of Income for a particular future period and on the Company’s effective tax rate for any period in which such resolution occurs.

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

Tax Jurisdiction	Open Tax Years
United States	1999–2007
California	2004–2007
New York State and City	2002–2007
Hong Kong	2001–2007
United Kingdom	2005–2007
Japan	2004–2007

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. SEGMENT INFORMATION

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Based on the Company’s integration and management strategies, the Company leverages common production, development and client coverage teams to create, produce and license investment decision support tools to various types of investment organizations worldwide. On this basis, the Company has determined that it operates in a single operating segment.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statement of financial position of MSCI Inc. and subsidiaries (the “Company”) as of May 31, 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended May 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the six-month periods ended May 31, 2008 and 2007. These interim financial statements are the responsibility of the management of MSCI Inc.

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

July 7, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in each of our Form 10-K and this Form 10-Q.

Overview

We are a leading provider of investment decision support tools to investment institutions worldwide. We produce indices and risk and return portfolio analytics for use in managing investment portfolios. Our products are used by institutions investing in or trading equity, fixed income and multi-asset class instruments and portfolios around the world. Our flagship products are our international equity indices marketed under the MSCI brand and our equity portfolio and multi-asset class analytics marketed under the Barra brand. Our products are used in many areas of the investment process, including for portfolio construction and optimization, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, investment manager selection and investment research.

Our clients include asset owners such as pension funds, endowments, foundations, central banks and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; and financial intermediaries such as broker-dealers, exchanges, custodians and investment consultants. As of May 31, 2008, we had a client base of over 3,000 clients across more than 60 countries with approximately 52% of our operating revenues from the Americas, 33% from Europe, the Middle East and Africa (“EMEA”), 8% from Japan and 7% from Asia-Pacific (not including Japan). To help serve our diverse client base, we had 19 offices in 14 countries as of May 31, 2008.

We sell our products through a common sales force, produce them on common data and systems platforms and develop them in our global research and product management organizations. In evaluating our results, we focus on revenues and revenue growth by product category and operating margins encompassing the entire cost structure supporting all our operations. Our current financial focus is on accelerating our revenue growth to generate cash flow to expand our market position and capitalize on the many growth opportunities before us. Our revenue growth strategy includes: (a) expanding and deepening our relationships with the large and increasing number of investment institutions worldwide, (b) developing new and enhancing existing equity product offerings, as well as further developing and growing our investment tools for multi-asset class portfolio analytics and (c) actively seeking to acquire products, technologies and companies that will enhance, complement or expand our client base and our product offerings.

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

The discussion of the Company’s results of operations for the three and six months ended May 31, 2008 and 2007 is presented below. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Risk Factors” in Part I, Item 1A. “Certain Factors Affecting Results of Operations” in Part II, Item 7 and other items throughout our Form 10-K, as updated in this Quarterly Report. Income from interim periods may not be indicative of future results.

Results of Operations

Three Months Ended May 31, 2008 Compared to the Three Months Ended May 31, 2007:

	Three Months Ended May 31,
	2008	2007	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$108,195	$88,752	$19,443	21.9%
Operating expenses:
Cost of services	30,011	30,341	(330)	(1.1%)
Selling, general and administrative	37,611	25,489	12,122	47.6%
Amortization of intangible assets	7,125	6,265	860	13.7%

Total operating expenses	74,747	62,095	12,652	20.4%

Operating income	33,448	26,657	6,791	25.5%
Interest income (expense) and other, net	(3,063)	5,048	(8,111)	(160.7%)
Provision for income taxes	11,754	11,854	(100)	(0.8%)

Net income	$18,631	$19,851	$(1,220)	(6.1%)

Earnings per basic common share	$0.19	$0.24	$(0.05)	(20.8%)

Earnings per diluted common share	$0.18	$0.24	$(0.06)	(25.0%)

Operating margin	30.9%	30.0%

Operating Revenues

We group our revenues into the following four product categories:

•	Equity indices

•	Equity portfolio analytics

•	Multi-asset class portfolio analytics

•	Other products

Operating Revenues by Product Category

	Three Months Ended May 31,
	2008	2007	Increase/(Decrease)
	(in thousands)
Equity indices:
Equity index subscriptions	$41,804	$33,189	$8,615	26.0%
Equity index asset based fees	18,307	14,644	3,663	25.0%

Total equity indices	60,111	47,833	12,278	25.7%
Equity portfolio analytics	33,902	30,207	3,695	12.2%
Multi-asset class portfolio analytics	8,598	4,418	4,180	94.6%
Other products	5,584	6,294	(710)	(11.3%)

Total operating revenues	$108,195	$88,752	$19,443	21.9%

Total operating revenues for the three months ended May 31, 2008 increased $19.4 million, or 21.9%, to $108.2 million compared to $88.8 million for the three months ended May 31, 2007. This growth was driven by an increase in our revenues related to index and analytics subscriptions and equity index asset based fees, which were up 21.3% and 25.0%, respectively in the three months ended May 31, 2008. Revenue growth was 3.1% for the three months ended May 31, 2008 compared to the three months ended February 29, 2008.

Equity Indices: Revenues from equity indices includes fees from MSCI equity index data subscriptions, fees based on assets in investment products linked to our equity indices, fees from one-time licenses of our equity index historical data, fees from custom MSCI indices and, to a lesser extent, revenues based on the trading volume of futures and options contracts linked to our indices.

Revenues related to equity indices increased 25.7% to $60.1 million in second quarter 2008 compared to $47.8 million in the same period in 2007 and increased 2.9% compared to first quarter 2008. Revenues from equity index subscriptions were up 26.0% to $41.8 million in second quarter 2008 from $33.2 million in the same period in 2007, reflecting growth in subscriptions to our MSCI Global Investable Market Indices, with particular strength in subscriptions to our core and small cap developed market and emerging market indices as well as strong sales of historical index data. We experienced growth across all client types led by asset managers, typically our largest client category.

Revenues attributable to equity index asset based fees increased 25.0% to $18.3 million in second quarter 2008 from $14.6 million in the same period in 2007 led by growth in our ETF asset based fee revenues. The average value of assets in ETFs linked to MSCI equity indices was $184.4 billion for second quarter 2008 compared to $140.8 billion for second quarter 2007. As of May 31, 2008, the value of assets in ETFs linked to MSCI equity indices was $199.6 billion, representing an increase of $49.4 billion, or 32.9%, from $150.2 billion as of May 31, 2007. Approximately 90% of the year-over-year growth in value of assets in ETFs linked to MSCI equity indices was attributable to net asset inflows and 10% was attributable to net asset appreciation.

Compared to first quarter 2008, equity index asset based fee revenues declined 6.5% as a result of the declines in non-ETF asset based revenues. These non-ETF asset based revenues include fees from passive mutual funds, futures and options, and other structured products.

Our ETF asset based revenues were flat in second quarter 2008 compared to first quarter 2008. The average value of assets in ETFs linked to MSCI equity indices was $184.4 billion for second quarter 2008 compared to $183.2 billion for first quarter 2008. As of May 31, 2008, the value of assets in ETFs linked to MSCI equity indices was $199.6 billion representing an increase of 11.4%, or $20.4 billion, from $179.2 billion as of February 29, 2008. The $20.4 billion increase was attributable to asset inflows of $10.5 billion and asset appreciation of $9.9 billion. The majority of the $10.5 billion of asset inflows came from established ETFs; however, ETFs introduced over the last twelve months also contributed to the inflows. The value of assets in ETFs linked to MSCI indices decreased $22.8 billion from $199.6 billion as of May 31, 2008 to $176.8 billion as of June 30, 2008, primarily as a result of market depreciation.

The three MSCI indices with the largest amount of ETF assets linked to them as of May 31, 2008 were the MSCI EAFE, Emerging Markets and Japan Indices. The assets linked to these indices were $49.0 billion, $40.6 billion and $11.2 billion in assets, respectively.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the dates indicated:

	Quarter Ended
	2007				2008
$ in Billions	February	May	August	November	February	May
AUM in ETFs linked to MSCI Indices	$135.4	$150.2	$156.5	$191.7	$179.2	$199.6
Sequential Change ($ Growth in Billions)
Market Appreciation/Depreciation	$9.8	$5.9	$(0.8)	$11.2	$(15.2)	$9.9
Cash Inflow/Outlow	13.3	8.9	7.1	24.0	2.7	10.5

Total Change	$23.1	$14.8	$6.3	$35.2	$(12.5)	$20.4

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the quarters ended in the months indicated:

	Quarterly Average
	2007				2008
$ in Billions	February	May	August	November	February	May
AUM in ETFs linked to MSCI Indices	$123.8	$140.8	$155.7	$176.9	$183.2	$184.4

Source: Bloomberg and MSCI

Equity Portfolio Analytics: Revenues for equity portfolio analytics include annual recurring subscriptions to Barra Aegis and our proprietary risk data, Equity Models Direct products and our proprietary equity risk data incorporated in third-party software application offerings (Barra on Vendors).

Revenues related to equity portfolio analytics products increased 12.2% to $33.9 million in second quarter 2008 compared to $30.2 million in the same period in 2007 and increased 4.8% compared to the first quarter 2008. The year-over-year increase reflects continued new subscriptions of our proprietary equity risk data accessed through our Equity Models Direct and Barra on Vendors products. Overall growth reflects an increase in demand for our tools used in managing equity portfolio risk and enhancing equity trading strategies; however, we did experience an increase in cancellations from the closing of quantitative portfolio management teams at several of our clients during the quarter.

Multi-Asset Class Portfolio Analytics: Revenues for multi-asset class portfolio analytics include revenues from recurring subscriptions to BarraOne and Barra TotalRisk and for our proprietary risk data for multiple asset classes. Revenues related to multi-asset class portfolio analytics increased 94.6% to $8.6 million in second quarter 2008 compared to $4.4 million in the same period in 2007 and increased 8.9% compared to the first quarter 2008. The year-over-year increase is primarily attributable to revenue growth from BarraOne due primarily to strong demand from asset managers and asset owners for our risk management application used for internal risk reporting and compliance reporting. We also benefited from licensing to existing clients our performance attribution module which was launched in first quarter 2008. We are in the process of decommissioning our client-hosted product, TotalRisk, and are providing clients the opportunity to transition to our web-based BarraOne product.

Other Products: The other products category includes revenues from Barra Cosmos for fixed income analytics, MSCI hedge fund indices and FEA energy and commodity asset valuation analytics products.

Revenues from the other products category decreased 11.3% to $5.6 million in second quarter 2008 compared to the same period in 2007. The decline reflects a decrease in revenues of 66.8% to $0.5 million of asset based fees from investment products linked to MSCI hedge fund indices and a decrease in revenues of 19.8% to $1.8 million for fixed income analytics which was partially offset by a 28.2% increase to $3.3 million for our energy and commodity analytics products. The decline in hedge fund indices revenues reflects the decline in the values of assets in investment products linked to our hedge fund indices, which is attributable to market depreciation and investor withdrawals. We anticipate this trend to continue for the near future.

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

Because the Run Rate represents potential future fees, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and one-time sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset-based fees, which may result from market movements or from investment inflows into and outflows from investment products linked to our indices;

•	price changes;

•	timing differences under GAAP between when we receive fees and the realization of the related revenues; and

•	fluctuations in foreign exchange rates.

The following tables set forth our Run Rates as of the dates indicated and the percentage growth over the periods indicated:

	As of			Change from
	May 31, 2008	May 31, 2007	February 29, 2008	May 31, 2007	February 29, 2008
	(in thousands)
Subscription based fees:
Equity indices	$161,147	$129,627	$154,103	24.3%	4.6%
Equity portfolio analytics	134,509	116,243	131,349	15.7%	2.4%
Multi-asset class analytics	33,255	24,112	31,739	37.9%	4.8%
Other	19,315	15,913	18,400	21.4%	5.0%

Subscription based fees total	348,226	285,895	335,591	21.8%	3.8%

Asset based fees:
Equity indices (1)	79,358	62,185	73,358	27.6%	8.2%
Hedge fund indices	2,684	6,217	4,371	(56.8%)	(38.6%)

Asset based fees total	82,042	68,402	77,729	19.9%	5.5%

Total run rate	$430,268	$354,297	$413,320	21.4%	4.1%

(1)	Includes asset based fees for ETFs, passive mutual funds, transaction volume-based fees for futures and options traded on certain MSCI indices and other structured products.

Changes in Run Rate between periods reflect increases from new subscriptions, decreases from cancellations, increases or decreases, as the case may be, from the change in the value of assets of investment products linked to MSCI indices, the change in trading volumes of futures and options contracts linked to MSCI indices, price changes and fluctuations in foreign exchange rates.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate and Core Retention Rates for the periods indicated:

	Three Months Ended May 31,
	2008	2007
Aggregate Retention Rate	91%	94%
Core Retention Rate	92%	96%

Because subscription cancellations decrease our Run Rate and ultimately our operating revenues, other key metrics are our “Aggregate Retention Rate” and our “Core Retention Rate.” The Aggregate Retention Rate represents the percentage of the Run Rate as of the beginning of the period that is not cancelled during the period. The Aggregate Retention Rate is computed on a product-by-product basis. Therefore, if a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction. We do not calculate Aggregate or Core Retention Rates for that portion of our Run Rate attributable to assets in investment products linked to our indices or to trading volumes of futures and options contracts linked to our indices. Aggregate and Core Retention Rates for a non-annual period are annualized. Our Core Retention Rate is calculated in the same way as our Aggregate Retention Rate, except that the Core Retention Rate does not treat switches between products as a cancellation.

Our Aggregate Retention Rate decreased to 91% for second quarter 2008 from 94% for second quarter 2007. The Aggregate Retention Rate for second quarter 2008 was negatively impacted by the cancellation of a TotalRisk subscription. We are in the process of decommissioning TotalRisk and are providing clients the opportunity to transition to BarraOne. Excluding this cancellation, the Aggregate Retention Rate was 93%. The Core Retention Rate for the three months ended May 31, 2008 was 92% compared to 96% for the three months ended May 31, 2007.

In recent years on average, approximately 40% of our subscription cancellations have occurred in the fourth fiscal quarter. As a result, our Aggregate Retention Rate generally has been higher during the first three fiscal quarters and lower in the fourth fiscal quarter.

Operating Expenses

Operating expenses increased 20.4% to $74.7 million in second quarter 2008 compared to $62.1 million in second quarter 2007. Founders grant expenses totaled $6.9 million for the three months ended May 31, 2008. Excluding the founders grant expenses, operating expenses increased 9.3% to $67.9 million in second quarter 2008, with increases in compensation and non-compensation expenses of 11.0% and 5.5%, respectively. Expenses associated with the replacement of services currently provided by Morgan Stanley, were $5.1 million in second quarter 2008 compared to $2.7 million in first quarter 2008, and the allocation expense for services currently provided by Morgan Stanley was $5.8 million in the second quarter 2008 compared to $6.3 million in both the second quarter 2007 and first quarter 2008.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and represent approximately 60% of our total operating expenses. These expenses generally contribute to the majority of our expense increases from period to period, reflecting existing staff compensation and benefit increases and increased staffing levels. Continued growth of our staff in lower cost locations around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. An important location for us is Mumbai, India, where we have increased our staff levels significantly since commencing our operations there in early 2004 with a small staff in data management and production. Subsequently, we expanded the scale of our operations there by adding teams in research and administration, as well as by continuing to expand the data management and production team. Another important location for us is Budapest, Hungary, where we opened an office in August 2007. We plan to continue to develop this location as an important information technology center, software engineering center and client service center.

Compensation expense in second quarter 2008 was $43.9 million, an increase of $10.6 million from second quarter 2007. The increase is a result of $1.9 million attributable to people hired in connection with replacing services provided by Morgan Stanley and higher compensation costs for existing staff and new hires offset, in part, by the movement of personnel to lower cost locations.

In fiscal 2007, no stock based compensation was granted to employees in addition to the one time founders grant. Similar to years prior to fiscal 2007, we expect to pay stock based compensation to employees for fiscal 2008.

The number of full-time employees increased by 43 to 686 on May 31, 2008 from 643 on May 31, 2007 and by 34 from 652 on February 29, 2008. On May 31, 2008, 103 full-time employees were located in Budapest and Mumbai compared to 49 on May 31, 2007 and 83 on February 29, 2008.

Non-compensation expense for second quarter 2008 increased $1.2 million to $23.7 million compared to second quarter 2007. The increase reflects $3.2 million related to the replacement of services currently provided by Morgan Stanley, $1.3 million associated with being a public company and $0.9 million from expenses associated with the May 2008 secondary equity offering. In addition, higher occupancy and information technology costs contributed to the increase. These expenses were offset by a $0.6 million reduction in the expense allocation from

Morgan Stanley, which declined to $5.8 million in second quarter 2008 from $6.3 million in both second quarter 2007 and first quarter 2008, as well as declines in professional service fees and a bad debt provision reversal.

A significant expense for us is services provided by our principal shareholder, Morgan Stanley. As a majority-owned subsidiary of Morgan Stanley, we have relied on Morgan Stanley to provide a number of administrative support services and facilities. Although we will continue to operate under a services agreement with Morgan Stanley, the amount and composition of our expenses may vary from historical levels as we replace these services with ones supplied by us or by third parties. We are investing in the expansion of our own administrative functions, including finance, legal and compliance and human resources, as well as information technology infrastructure, to replace services currently provided by Morgan Stanley. Because of initial set-up costs and overlaps with services currently provided by Morgan Stanley, our expenses increased in the second quarter. We expect operating expense increases from initial set-up costs and overlaps with the cost of Morgan Stanley Services to continue until we have replaced services currently provided by Morgan Stanley. In addition, we are incurring additional costs as a public company, including directors’ compensation, audit, listing fees, investor relations, stock administration and regulatory compliance costs.

Information technology costs, which include market data, amortization of hardware and software products, and telecommunications services, are also an important part of our expense base.

We group our operating expenses into three categories:

•	Cost of services

•	Selling, general and administrative (“SG&A”)

•	Amortization of intangible assets

Because compensation and benefits expenses represent the majority of our expenses in both the costs of services and SG&A expense categories, we have begun presenting our compensation and non-compensation expenses separately in each of these categories. Other costs associated with the number of employees such as office space and professional services are included in both the cost of services and SG&A expense categories consistent with the allocation of employees to those respective areas. The following table shows operating expenses by each of the categories:

	Three Months Ended
	May 31, 2008	May 31, 2007	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation	$19,472	$18,800	$672	3.6%
Non-compensation expenses	10,539	11,541	(1,002)	(8.7%)

Total cost of services	30,011	30,341	(330)	(1.1%)

Selling, general and administrative:
Compensation	24,432	14,554	9,878	67.9%
Non-compensation expenses	13,179	10,935	2,244	20.5%

Total selling, general and administrative	37,611	25,489	12,122	47.6%

Amortization of intangible assets	7,125	6,265	860	13.7%

Total operating expenses	$74,747	$62,095	$12,652	20.4%

Cost of Services

Cost of services includes costs related to our research, data management and production, client service, software engineering and product management functions. Costs in these areas include staff compensation and benefits, allocated office space, market data fees and certain information technology services provided by Morgan Stanley. The largest expense in this category is compensation and benefits. As such, they generally contribute to a majority of our expense increases from period to period, reflecting compensation and benefits increases for existing staff and increased staffing levels.

Cost of services decreased $0.3 million, or 1.1%, to $30.0 million in second quarter 2008 compared to $30.3 million in second quarter 2007. Excluding the founders grant, cost of services expenses decreased 7.3% to $28.1 million in second quarter 2008, reflecting decreases in both compensation and non-compensation expenses. Compensation expenses excluding the founders grant declined 6.5% reflecting lower headcount and the movement of personnel to lower cost centers. Non-compensation expenses decreased 8.7% due largely to a reduction in the expense allocation from Morgan Stanley.

Selling, General and Administrative

Selling, general and administrative expenses include compensation expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category is compensation and benefits. As such, they generally contribute to a majority of our expense increases from period to period, reflecting compensation and benefits increases for existing staff and increased staffing levels. Other significant expenses are for services provided by Morgan Stanley and office space.

Selling, general and administrative expenses increased 47.6% to $37.6 million in second quarter 2008 compared to $25.5 million in second quarter 2007. Excluding the founders grant, selling, general and administrative expenses increased 28.0% to $32.6 million in second quarter 2008. Compensation expenses excluding the founders grant increased 33.6% to $19.4 million, which was attributable to higher compensation costs for existing staff and increased staffing levels related to replacing current Morgan Stanley services. Non-compensation expenses increased 20.5% to $13.2 million. The $2.2 million increase in non-compensation expense includes $3.2 million related to replacing services currently provided by Morgan Stanley, $1.3 million associated with being a public company, and $0.9 million due to expenses associated with the May 2008 secondary equity offering, partially offset by a decline in professional services fees and a bad debt provision reversal recorded in second quarter 2008. Within selling, general, and administrative, selling expenses increased 0.6% to $11.4 million in second quarter 2008 and general and administrative expenses increase 85.0% to $26.2 million.

Founders Grant

Expenses related to the founders grant of $6.9 million in second quarter 2008 reflected the amortization of share based compensation expense associated with restricted stock units and options awarded to employees as a one-time grant which became effective in connection with our IPO completed in November 2007. Of the $6.9 million of founders grant expenses, $1.9 million was recorded in cost of services and $5.0 million was recorded in selling, general and administrative. Compared to first quarter 2008, expenses related to the founders grant increased by $2.1 million due primarily to adjusting the estimated forfeiture rate used to calculate the amortization rate to reflect the lower than average employee turn-over rate experienced in the second quarter. We periodically review our forfeiture estimates and update them as we deem appropriate. In second quarter 2007, there were no expenses associated with the founders grant.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004. At May 31, 2008, our intangible assets totaled $160.2 million, net of accumulated amortization. For the three months ended May 31, 2008, amortization expense totaled $7.1 million, an increase of $0.9 million compared to the three month period ended May 31, 2007. The increase is due to a reduction in the useful life of our TotalRisk product, which is consistent with our timeframe to transition TotalRisk clients to BarraOne. (See Note 6 to the Condensed Consolidated Financial Statements, “Intangible Assets” for further information.)

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net was an expense of $3.1 million in second quarter 2008 compared to income of $5.0 million in second quarter 2007. The $8.1 million decrease reflects a reduction of interest income resulting from lower cash balances and an increase in interest expense due to interest paid on term loan borrowings under our Credit Facility, which was partially off-set by $1.4 million of interest income on a federal income tax refund.

Income Taxes

The provision for income taxes decreased 0.8% to $11.8 million in second quarter 2008 as a result of lower pre-tax income. The effective tax rate for second quarter 2008 was 38.7% compared to 37.4% in second quarter 2007. The increase is largely due to a higher portion of our income being subject to US income tax rather than non-US income taxes.

Net Income

As a result of the factors described above, second quarter 2008 net income decreased 6.1% to $18.6 million, or $0.19 per basic share and $0.18 per diluted share, compared to a second quarter 2007 net income of $19.9 million, or $0.24 basic and diluted earnings per share.

Results of Operations

Six Months Ended May 31, 2008 Compared to the Six Months Ended May 31, 2007:

	Six Months Ended May 31,
	2008	2007	Increase/(Decrease)
	(in thousands, except per share data)
Operating Revenues	$213,146	$175,821	$37,325	21.2%
Operating expenses:
Cost of services	61,597	62,607	(1,010)	(1.6%)
Selling, general and administrative	69,161	44,453	24,708	55.6%
Amortization of intangible assets	14,250	12,531	1,719	13.7%

Total operating expenses	145,008	119,591	25,417	21.3%

Operating income	68,138	56,230	11,908	21.2%
Interest income (expense) and other, net	(9,018)	10,042	(19,060)	(189.8%)
Provision for income taxes	22,555	24,779	(2,224)	(9.0%)

Net income	$36,565	$41,493	$(4,928)	(11.9%)

Earnings per basic common share	$0.37	$0.49	$(0.12)	(24.5%)

Earnings per diluted common share	$0.36	$0.49	$(0.13)	(26.5%)

Operating margin	32.0%	32.0%

Operating Revenues

Operating Revenues by Product Category

	Six Months Ended May 31,
	2008	2007	Increase/(Decrease)
	(in thousands)
Equity indices:
Equity index subscriptions	$80,613	$66,343	$14,270	21.5%
Equity index asset based fees	37,895	27,691	10,204	36.8%

Total equity indices	118,508	94,034	24,474	26.0%
Equity portfolio analytics	66,244	59,571	6,673	11.2%
Multi-asset class portfolio analytics	16,490	8,701	7,789	89.5%
Other products	11,904	13,515	(1,611)	(11.9%)

Total operating revenues	$213,146	$175,821	$37,325	21.2%

Total operating revenues for the six months ended May 31, 2008 increased 21.2% to $213.1 million compared to $175.8 million for the six months ended May 31, 2007. The growth was driven by an increase in our revenues related to three of our four product categories. Revenues from our subscription products grew 18.3% in the aggregate for first half 2008 to $175.3 million reflecting increased subscriptions from existing clients and new client wins. Approximately 80% of our new subscriptions during first half 2008 came from existing clients.

Equity Indices: Revenues related to equity indices increased $24.5 million, or 26.0%, to $118.5 million in first half 2008 compared to first half 2007. Approximately, $14.3 million, or 58.3%, of the revenue increase was attributable to revenues from equity index subscriptions which increased 21.5% to $80.6 million for first half 2008 largely reflecting growth in subscriptions to our MSCI Global Investable Market Indices, with particular strength in subscriptions to our small cap indices.

Revenues attributable to equity index asset based fees increased $10.2 million, or 36.8%, to $37.9 million in first half 2008 led by growth in our ETF asset based fee revenues. As of May 31, 2008, the value of assets in ETFs linked to MSCI equity indices was $199.6 billion, representing an increase of $49.4 billion, or 32.9%, from $150.2 billion as of May 31, 2007. Approximately 90% of the year-over-year growth in value of assets in ETFs linked to MSCI equity indices was attributable to net asset inflows and 10% was attributable to net asset appreciation. The average value of the assets in ETFs linked to MSCI indices was $183.2 billion for the quarter ended February 29, 2008 and $184.4 billion for the quarter ended May 31, 2008 which compares to the average value of $123.8 billion for the quarter ended February 28, 2007 and $140.8 billion for the quarter ended May 31, 2007. The value of assets in ETFs linked to MSCI indices decreased $22.8 billion from $199.6 billion as of May 31, 2008 to $176.8 billion as of June 30, 2008, primarily as a result of market depreciation.

The three MSCI indices with the largest amount of ETF assets linked to them as of May 31, 2008 were the MSCI EAFE, Emerging Markets and Japan Indices. The assets linked to these indices were $49.0 billion, $40.6 billion and $11.2 billion in assets, respectively.

Equity Portfolio Analytics: In first half 2008, revenues related to equity portfolio analytics were $66.2 million, an increase of $6.7 million, or 11.2%, compared to $59.6 million for the six months ended May 31, 2007. The growth reflects continued new subscriptions of our proprietary equity risk data accessed through our Equity Models Direct and Barra on Vendors products. Subscriptions to Barra Aegis also contributed to the growth.

        Multi-Asset Class Portfolio Analytics: In first half 2008, revenues related to multi-asset class portfolio analytics were $16.5 million, an increase of $7.8 million, or 89.5%, compared to $8.7 million for the six months ended May 31, 2007. The year-over-year increase is primarily attributable to revenue growth from BarraOne due primarily to strong demand from asset managers and asset owners for our risk management application used for internal risk reporting and compliance reporting. We also benefited from licensing to existing clients our performance attribution module which was launched in first quarter 2008. We are in the process of decommissioning TotalRisk and are providing clients the opportunity to transition to BarraOne.

Other Products: Revenues from other products decreased 11.9% to $11.9 million in the six months ended May 31, 2008 compared to $13.5 million in the six months ended May 31, 2007. The decline reflects a decrease of 45.9% in asset based fees from investment products linked to MSCI hedge fund indices and a decrease of 21.1% for fixed income analytics offset by a 26.9% increase for our energy and commodity analytics products. The decline in hedge fund indices revenues reflects the decline in the values of assets in investment products linked to our hedge fund indices, which is attributable to market depreciation and investor withdrawals.

Retention Rate

The following table sets forth our Aggregate and Core Retention Rates for the periods indicated:

	Six Months Ended May 31,
	2008	2007
Aggregate Retention Rate	94%	94%
Core Retention Rate	95%	95%

Our Aggregate Retention Rate of 94% remained the same in first half 2008 compared with the first half 2007. Our Core Retention Rate for the first half of both 2008 and 2007 was 95%.

Operating Expenses

Operating expenses for first half 2008 increased 21.3% to $145.0 million compared to $119.6 million in the first half 2007. Founders grant expenses for the first half of 2008 totaled $11.7 million. Excluding the founders grant expenses, operating expenses increased 11.5% to $133.3 million for first half 2008 with compensation expense increasing 6.8% and non-compensation expense increasing 19.2%. The increase in operating expenses was primarily the result of $7.8 million of expenses associated with replacing services currently provided by Morgan Stanley that were not incurred in first half of 2007. This increase was partially offset by a $0.7 million decrease in the allocation for services currently provided by Morgan Stanley from $12.8 million in first half 2007 to $12.1 million in first half 2008.

Compensation expense in first half 2008 includes $3.1 million of expenses related to the replacement of current Morgan Stanley services. In addition, the increase compared to first half 2007 reflects higher compensation costs for existing staff and new hires which was partly offset by a movement of personnel to lower cost locations. The increase in non-compensation expense reflects $4.7 million of expenses related to the replacement of current Morgan Stanley services, $2.4 million of public company expenses and $0.9 million of expenses associated with the May 2008 secondary equity offering, partially offset by the decline in the expense allocation from Morgan Stanley of $0.7 million.

In both the cost of services of SG&A expense categories, compensation and benefits represent the majority of our expenses. Other costs associated with the number of employees such as office space and professional services are included in both the cost of services and SG&A expense categories consistent with the allocation of employees to those respective areas. Our operating expenses include the following categories:

	Six Months Ended
	May 31, 2008	May 31, 2007	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation	$39,699	$39,906	$(207)	(0.5%)
Non-compensation expenses	21,898	22,701	(803)	(3.5%)

Total cost of services	61,597	62,607	(1,010)	(1.6%)

Selling, general and administrative:
Compensation	45,368	28,823	16,545	57.4%
Non-compensation expenses	23,793	15,630	8,163	52.2%

Total selling, general and administrative	69,161	44,453	24,708	55.6%

Amortization of intangible assets	14,250	12,531	1,719	13.7%

Total operating expenses	$145,008	$119,591	$25,417	21.3%

Cost of Services

Cost of services decreased $1.0 million, or 1.6%, to $61.6 million in our costs of services category for first half 2008 compared to first half 2007. Compensation expense decreased 0.5% to $39.7 million for first half 2008 reflecting lower headcount, the movement of personnel to lower cost centers, offset in part, by the founders grant expense of $3.2 million. Non-compensation expense decreased 3.5% to $21.9 million largely as a result of a reduction in the expense allocation from Morgan Stanley.

Selling, General and Administrative

        Selling, general and administrative expenses increased 55.6% to $69.2 million for first half 2008. Compensation expenses of $45.4 million increased by $16.6 million, or 57.4%, for the first half 2008 compared to $28.8 million for first half 2007. This increase was attributable to amortization of founders grant expenses, higher compensation costs for existing staff, increased staffing levels related to the replacement of current Morgan Stanley services and higher bonus accruals. The amortization of the founders grant expense was $8.5 million for first half 2008. No founders grant expense was incurred for the same period in 2007.

Non-compensation expenses increased for first half 2008, by $8.2 million, or 52.2%, to $23.8 million. The increase in non-compensation expense reflects $4.7 million of expenses related to the replacement of services currently provided by Morgan Stanley, $2.4 million of public company expenses, and $0.9 million of expenses associated with the May 2008 secondary equity offering.

Founders Grant

Expenses related to the founders grant of $11.7 million for first half 2008 reflected the amortization of share based compensation expense associated with restricted stock units and options awarded to employees as a one-time grant which became effective in connection with our IPO completed during November 2007. In first half 2007, there were no expenses associated with the founders grant.

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net was an expense of $9.0 million in first half 2008 compared to income of $10.0 million in first half 2007. The $19.1 million decrease reflects a reduction of interest income resulting from lower cash balances and an increase in interest expense due to interest paid on term loan borrowings under our Credit Facility, which was partially offset by $1.4 million of interest income on a federal income tax refund.

Income Taxes

The provision for income taxes decreased 9.0% to $22.6 million in first half 2008 as a result of lower pre-tax income. The effective tax rate for first half 2008 was 38.2% compared to 37.4% in first half 2007. The increase is largely due to a higher portion of our income being subject to US income tax rather than non-US income taxes.

Net Income

As a result of the factors described above, net income decreased 11.9% to $36.6 million, or $0.37 per basic common share and $0.36 per diluted share, for first half 2008, as compared to a net income of $41.5 million, or $0.49 basic and diluted earnings per share, for first half 2007.

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

The allocation for services currently provided by Morgan Stanley decreased to $5.8 million in second quarter 2008 from $6.3 million in second quarter 2007 and to $12.1 million for first half 2008 from $12.8 million for first half 2007, as certain corporate charges were eliminated and as we in-sourced services previously provided by Morgan Stanley. The expense allocations were based on what we and Morgan Stanley considered to be reasonable reflections of the utilization levels of these services required in support of our business and are based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead. The historical information does not necessarily indicate what our results of operations, financial condition or cash flows will be in the future.

Until we complete the process of replacing services currently provided by Morgan Stanley our expenses will increase in the near term due to initial set up costs and overlaps with the costs of Morgan Stanley services. For the second quarter and first half, expenses associated with replacing services currently provided by Morgan Stanley were $5.1 million and $7.8 million, respectively. These expenses reflect the costs associated with the enhancement our own information technology, financial, administrative and other support systems or contracting with third parties to replace Morgan Stanley’s systems. We are also establishing our own accounting and internal auditing functions separate from those provided to us by Morgan Stanley.

After we completely replace the services currently provided by Morgan Stanley, our expenses may be higher or lower in total than the amounts reflected in the consolidated statements of income. Pursuant to the services agreement, Morgan Stanley and its affiliates agreed to provide us with services, including certain human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services, treasury and other services. Payment for these services will be determined, consistent with past practices, using an internal cost allocation methodology based on fully loaded cost (i.e., allocated direct costs of providing the services, plus all related overhead and out-of-pocket costs and expenses).

Public Company Expenses

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. All of the procedures and practices required as a majority-owned subsidiary of Morgan Stanley were previously established, but we continue to add procedures and practices required as a public company. As a result, we incurred legal, accounting and other expenses during the three and six months ended May 31, 2008 of $1.3 million and $2.4 million, respectively, that we did not incur during the three and six months ended May 31, 2007.

Founders Grant

On November 6, 2007, our Board of Directors approved the award of founders grants to our employees in the form of restricted stock units and/or options. The aggregate value of the grants, which were made on November 14, 2007, was approximately $68.0 million of restricted stock units and options. The restricted stock units and options vest over a four-year period, with 50% vesting on the second anniversary of the grant date and 25% vesting on the third and fourth anniversary of the grant date. The options have an exercise price per share of $18.00 and have a term of ten years subject to earlier cancellation in certain circumstances. The aggregate value of the options is calculated using the Black-Scholes valuation method.

The pre-tax expense of the founders grant for the three and six months ended May 31, 2008, was approximately $7.3 million and $13.9 million, respectively, prior to any estimated forfeitures. After estimated forfeitures, the pre-tax expense of the founders grant for the three and six months were $6.9 million and $11.7 million, respectively. No expenses related to the founders grant were incurred during the three and six months ended May 31, 2007. The pre-tax expense of the founders grant is estimated to be approximately $26.9 million before estimated forfeitures for the fiscal year ended November 30, 2008. We periodically review our forfeiture estimates and update them as we deem appropriate.

Weighted Shares Outstanding

In November 2007, we completed our initial public offering in which we issued 16.1 million class A common shares. As such, weighted average common shares outstanding for the six months ended May 31, 2008 includes these additional shares. Weighted average common shares outstanding for the three and six months ended May 31, 2008 also includes actual shares and restricted stock awards issued to employees and non-employee directors during the period.

Credit Facility

As of May 31, 2008, we had borrowings of $413.9 million outstanding under our Credit Facility. As of May 31, 2007, there was no debt outstanding. See “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K and also in Note 2 in Notes to Condensed Consolidated Financial Statements included herein. We discuss our critical accounting estimates in Management’s

Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal year 2007.

Liquidity and Capital Resources

We require capital to fund ongoing operations, internal growth initiatives and acquisitions. Our working capital requirements and funding for capital expenditures, strategic investments and acquisitions were historically part of the corporate-wide cash management program of Morgan Stanley. We are solely responsible for the provision of funds to finance our working capital and other cash requirements.

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

On November 14, 2007, we entered into a $500.0 million Credit Facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A. as agents for a syndicate of lenders, and other lenders party thereto. The Credit Facility is comprised of a $200.0 million term loan A facility, a $225.0 million term loan B facility, which was issued at a discount of 0.5% of the principal amount resulting in proceeds of approximately $223.9 million, and a $75.0 million revolving credit facility (under which there were no drawings as of May 31, 2008). Outstanding borrowings under the Credit Facility accrue interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving credit facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving credit facility and 2.00% in the case of the term loan B facility, in each case subject to interest rate step downs based on the achievement of consolidated leverage ratio (as defined in the Credit Facility) conditions.

On April 14, 2008, we met certain conditions as defined in the Credit Facility and qualified for a tier change, resulting in a decrease in the LIBOR fixed margin to 2.25% for the term loan A facility and 2.75% for the term loan B facility. From February 29, 2008 through April 13, 2008, the Credit Facility was bearing interest at 5.59% in the case of the term loan A facility and 6.09% in the case of the term loan B facility. From April 14, 2008 through May 29, 2008, the Credit Facility was bearing interest at 5.34% in the case of the term loan A facility and 5.84% in the case of the term loan B facility. Due to a LIBOR reset, the Credit Facility began bearing interest at 4.90% in the case of the term loan A facility and 5.40% in the case of the term loan B facility on May 30, 2008. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively.

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

Currently, we have $413.9 million outstanding under our Credit Facility. We have $75.0 million available under the revolving credit facility. In connection with our Credit Facility, we entered into interest rate swap agreements on February 13, 2008. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Sensitivity” below.

Cash flows

Cash and cash equivalents and cash deposited with related parties

	As of
	May 31, 2008	November 30, 2007
	(in thousands)
Cash and cash equivalents	$32,294	$33,818
Cash deposited with related parties	203,315	137,625

Total	$235,609	$171,443

Cash and cash equivalents were $32.3 million and $33.8 million as of May 31, 2008 and November 30, 2007, respectively. This constituted approximately 3.2% of total assets as of May 31, 2008 and 3.7% of total assets as of November 30, 2007. Prior to July 1, 2008, excess cash was deposited with Morgan Stanley and was shown separately on the balance sheet under cash deposited with related parties. Cash deposited with Morgan Stanley was $203.3 million and $137.6 million as of May 31, 2008 and November 30, 2007, respectively, representing approximately 20.3% and 15.2% of total assets, respectively. Our cash, including cash equivalents and cash deposited with related parties, increased from November 30, 2007, primarily as a result of net cash provided by operations. We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet our cash requirements for capital expenditures and other cash needs for ongoing business operations for at least the next 12 months and the foreseeable future.

On June 30, 2008, at our instruction, Morgan Stanley transferred our cash held on deposit to us and following the transfer, we deposited the cash predominately with Bank of America.

Cash provided by operating activities and used in investing and financing activities

	For the six months ended
	May 31, 2008	May 31, 2007
	(in thousands)
Cash provided by operating activities	$80,737	$41,385
Cash used in investing activities	$(71,510)	$(37,136)
Cash used in financing activities	$(11,682)	$—

Cash flows from operating activities

Cash flow from operating activities for the six months ended May 31, 2008 was $80.7 million compared to $41.4 million for the prior year. The increase reflects the timing of amounts paid to Morgan Stanley and higher net income after adjusting for non cash items.

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

Cash flows from investing activities

Cash flows from investing activities include cash used for capital expenditures and cash deposited with Morgan Stanley. During the six months ended May 31, 2008, we had a net cash outflow of $71.5 million from investing activities primarily due to cash deposited with Morgan Stanley of $65.7 million. Capital expenditures totaled $5.8 million in the six months ended May 31, 2008, relating primarily to the purchase of computer equipment and build-out costs of leased office space as we continue to replace services currently provided by Morgan Stanley. We anticipate funding future capital expenditures with cash balances.

Cash flows used in financing activities

Cash flows used in financing activities were $11.7 million, largely reflecting scheduled repayments on our outstanding long-term debt.

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

Revenues from equity index-linked asset based fee products represented approximately $18.3 million and $37.9 million, or 16.9% and 17.8%, of our operating revenues for the three and six months ended May 31, 2008, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, substantially all of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in euros, pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. Approximately $15.6 million and $31.1 million, or 14.5% and 14.6% of our revenues for the three and six months ended May 31, 2008, respectively, are denominated in foreign currencies, of which the majority are in euros, pounds sterling and Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Although our expenses are generally in U.S. dollars, some of our expenses are incurred in non-U.S. dollar denominated currencies. Approximately $18.3 million and $32.7 million, or 24.5% and 22.6% of our expenses for the three and six months ended May 31, 2008, respectively, were denominated in foreign currencies, the significant majority of which were denominated in Swiss francs, pounds sterling, Hong Kong dollars, euros and Japanese yen. Expenses paid in foreign currency may increase as we expand our business outside the U.S. and replace services provided by Morgan Stanley internationally for which we currently pay Morgan Stanley in U.S. dollars.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $32.3 million at May 31, 2008 and $33.8 million at November 30, 2007. These amounts were held primarily in checking money market accounts in the countries where we maintain banking relationships. The majority of excess cash was deposited with Morgan Stanley. At May 31, 2008 and November 30, 2007, amounts held with Morgan Stanley were $203.3 and $137.6 million, respectively. On our Condensed Consolidated Statement of Financial Position, these amounts are shown as cash deposited with related parties. We received interest at Morgan Stanley’s internal prevailing rates on these funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the Credit Facility accrued interest at a variable rate equal to LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving credit facility and 3.00% in the case of the term loan B facility through April 13, 2008. On April 14, 2008, we met certain conditions as defined in the Credit Facility and qualified for a tier change, resulting in a decrease in the LIBOR fixed margin to 2.25% for the term loan A facility and 2.75% for the term loan B facility. We expect to pay down the Credit Facility with cash generated from our ongoing operations.

On February 13, 2008, we entered into interest rate swap agreements effective through the end of November 2010 for an aggregate notional principal amount of $251.7 million. By entering into these agreements, we reduced interest rate risk by effectively converting floating-rate debt into fixed-rate debt. This action reduces our risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed rate debt. The effective fixed rate on the notional principal amount swapped was approximately 5.52% for the three months ended May 31, 2008. These swaps are designated as cash flow hedges and qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

For the three and six months ended May 31, 2008, we recorded a pre-tax gain in other comprehensive income of $4.8 million ($3.0 million after tax) and $3.5 million ($2.2 million after tax), respectively, as a result of the fair value measurement of these swaps. The fair value of these swaps is included in other accrued liabilities on our Condensed Consolidated Statement of Financial Position.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and have concluded that these disclosure controls and procedures are effective as of May 31, 2008 These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the three months ended May 31, 2008 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

From time to time we are party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A.	Risk Factors

Except as disclosed below, there have been no material changes from our risk factors as previously reported under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended November 30, 2007.

Risks Related to Our Business

If we lose key outside suppliers of data and products or if the data or products of these suppliers have errors or are delayed, we may not be able to provide our clients with the information and products they desire.

Our ability to produce our products and develop new products is dependent upon the products of other suppliers, including certain data, software and service suppliers. Our index and analytics products are dependent upon (and of little value without) updates from our data suppliers and most of our software products are dependent upon (and of little value without) continuing access to historical and current data. As of November 30, 3007, we utilized and distributed certain data provided to us by over 150 data sources, including large volumes of data from certain stock exchanges around the world. If the products of our suppliers have errors, are delayed, have design defects, are unavailable on acceptable terms or are not available at all, our business, financial condition or results of operations could be materially adversely affected.

Some of our agreements with data suppliers allow them to cancel on short notice and we have not completed formal agreements with all of our data suppliers, such as certain stock exchanges. Many of these data suppliers compete with one another and, to some extent, with us. From time to time we receive notices from data suppliers threatening to terminate the provision of their data to us. The Korea Exchange has notified us that if we do not reach a formal agreement regarding our use of the Korea Exchange’s real time price data, the Korea Exchange will consider instructing the vendor of its real time data to cease supplying us with the data, and/or the Korea Exchange will consider taking legal action. Termination of one or more of our significant data agreements or exclusion from, or restricted use of, or litigation in connection with, a data provider’s information could decrease the available information for us to use and offer our clients and may have a material adverse effect on our business, financial condition or results of operations.

Although data suppliers and stock exchanges typically benefit from broad access to their data, some of our competitors could enter into exclusive contracts with our data suppliers, including with certain stock exchanges. If our competitors enter into such exclusive contracts, we may be precluded from receiving certain data from these suppliers or restricted in our use of such data, which would give our competitors a competitive advantage. Such exclusive contracts would hinder our ability to provide our clients with the data they prefer, which could lead to a decrease in our client base and could have a material adverse effect on our business, financial condition or results of operations.

Some data suppliers may seek to increase licensing fees for providing their content to us. If we are unable to renegotiate acceptable licensing arrangements with these data suppliers or find alternative sources of equivalent content, we may be required to reduce our profit margins or experience a reduction in our market share.

Some of our third-party suppliers also are our competitors, increasing the risks noted above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the quarter ended May 31, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (March 1, 2008-March 31, 2008) Employee Transactions(1)	—	—	—	—

Month #2 (April 1, 2008-April 30, 2008) Employee Transactions(1)	18,198	$30.62	N/A	N/A

Month #3 (May 1, 2008-May 31, 2008) Employee Transactions(1)	—	—	—	—

Total Employee Transactions(1)	18,198	$30.62	N/A	N/A

(1)	Includes shares withheld to offset tax withholding obligations that occur upon vesting and delivery of outstanding shares underlying restricted stock units and/or upon the exercise of employee stock options. The value of the shares withheld were valued using the fair market value of the Company’s class A common shares on the date of withholding, using a valuation methodology established by the Company.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on April 9, 2008. Information regarding the submission of matters to a vote of security holders under Item 4 of the Company’s Quarterly Report on Form 10-Q filed on April 11, 2008 is incorporated herein by reference.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 7, 2008

MSCI INC. (Registrant)

By:	/s/ Michael K. Neborak
Michael K. Neborak Principal Financial Officer

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED MAY 31, 2008

	3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008)

	10.1	MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (filed as Annex B to the Company’s Proxy Statement on Schedule 14A (File No. 001-33812), filed with the SEC on February 28, 2008)

	10.2	MSCI Inc. Performance Formula and Incentive Plan (filed as Annex C to the Company’s Proxy Statement on Schedule 14A (File No. 001-33812), filed with the SEC on February 28, 2008)

	11	Statement Re: Computation of Earnings Per Common share (The calculation per share earnings is in Part I, Item I, Note 3 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.

*	15	Letter of awareness from Deloitte & Touche LLP, dated July 7, 2008, concerning unaudited interim financial information

**	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

**	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	Filed herewith

**	Furnished herewith

E-1