Form 10-Q
period 2008-08-31
MSCI Inc.
filed 2008-10-06
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

As of September 30, 2008, there were 72,346,596 shares of the Registrant’s Class A Common Stock, $0.01 par value, outstanding and 27,708,653.79 shares of Registrant’s Class B Common Stock, $0.01 par value, outstanding.

MSCI INC.
FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2008

TABLE OF CONTENTS

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

PART I

Item 1.                      Unaudited Condensed Consolidated Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share data)

	August 31, 2008	November 30, 2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$246,452	$33,818
Cash deposited with related parties	─	137,625
Trade receivables (net of allowances of $524 and $1,584 as of August 31, 2008 and November 30, 2007, respectively)	85,108	77,748
Due from related parties	5,694	2,627
Deferred taxes	19,971	17,425
Prepaid and other assets	9,459	12,160

Total current assets	366,684	281,403
Property, equipment and leasehold improvements, (net of accumulated depreciation of $13,039 and $13,404 at August 31, 2008 and November 30, 2007, respectively)	21,977	4,246
Investments in unconsolidated company	3,000	3,000
Goodwill	441,623	441,623
Intangible assets (net of accumulated amortization of $115,918 and $94,543 at August 31, 2008 and November 30, 2007, respectively)	153,032	174,407
Other assets	7,143	─

Total assets	$993,459	$904,679

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,060	$70
Payable to related parties	15,237	17,143
Income taxes payable	20,627	16,212
Accrued compensation and related benefits	49,748	53,831
Other accrued liabilities	14,100	10,195
Current maturities of long-term debt	22,250	22,250
Deferred revenue	158,697	125,230

Total current liabilities	282,719	244,931
Long-term debt, net of current maturities	385,067	402,750
Deferred taxes	52,316	56,977

Total liabilities	720,102	704,658

Commitments and Contingencies (see note 9)
Shareholders’ Equity
Common stock (par value $0.01, 500,000,000 class A shares authorized and 250,000,000 class B shares authorized; 72,344,810 class A shares and 27,708,654 class B shares issued and outstanding)	1,001	1,000
Treasury shares, at cost (19,089 shares at August 31, 2008)	(586)	—
Additional paid in capital	282,570	265,098
Accumulated deficit	(10,613)	(65,884)
Accumulated other comprehensive income (loss)	985	(193)

Total shareholders’ equity	273,357	200,021

Total liabilities and shareholders’ equity	$993,459	$904,679

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Operating revenues (1)	$110,399	$92,407	$323,545	$268,228
Cost of services (1)	28,131	29,354	89,222	91,968
Selling, general and administrative (1)	37,624	23,093	107,360	67,940
Amortization of intangible assets	7,125	6,697	21,375	19,228

Total operating expenses	72,880	59,144	217,957	179,136

Operating income	37,519	33,263	105,588	89,092
Interest income (1)	(1,843)	(1,125)	(7,723)	(11,711)
Interest expense (1)	5,991	1,259	21,122	1,856
Other expense (income)	3,224	210	2,922	(244)

Interest expense (income) and other, net	7,372	344	16,321	(10,099)

Income before provision for income taxes	30,147	32,919	89,267	99,191
Provision for income taxes	11,269	11,540	33,824	36,319

Net income	$18,878	$21,379	$55,443	$62,872

Earnings per basic common share	$0.19	$0.25	$0.55	$0.75

Earnings per diluted common share	$0.19	$0.25	$0.55	$0.75

Weighted average shares outstanding used in computing earnings per share
Basic	100,052	83,900	100,020	83,900

Diluted	101,698	83,900	101,236	83,900

_________________
(1)       Amounts attributable to related parties are as follows:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Operating revenues	$2,906	$3,282	$9,141	$10,301
Cost of services	$1,544	$4,451	$7,578	$11,559
Selling, general and administrative	$2,392	$2,559	$8,430	$8,247
Interest income	$948	$1,067	$5,332	$11,563
Interest expense	$23	$1,259	$385	$1,604

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
(in thousands)

	Nine Months Ended August 31,
	2008	2007
	(unaudited)
Cash flows from operating activities
Net income	$55,443	$62,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and leasehold improvements	2,274	1,530
Amortization of intangible assets	21,375	19,228
Compensation payable in common stock and options	17,494	─
Provision for (recovery of) bad debts	(1,060)	75
Amortization of discount on long term debt	124	─
Deferred taxes	(7,207)	(6,864)
Loss on sale or disposal of property, equipment and leasehold improvements, net	76	150
Changes in assets and liabilities:
Trade receivables	(6,300)	(16,356)
Due from related parties	(3,067)	33,483
Prepaid and other assets	1,581	(156)
Other assets	(7,143)	─
Accounts payable	1,960	─
Payable to related parties	(1,906)	(52,282)
Deferred revenue	33,467	29,048
Accrued compensation and related benefits	(2,913)	(8,408)
Income taxes payable	4,415	(545)
Other accrued liabilities	2,951	6,581

Net cash provided by operating activities	111,564	68,356

Cash flows from investing activities
Cash deposited with related parties	137,625	278,432
Purchased property, equipment and leasehold improvements	(19,097)	(946)

Net cash provided by investing activities	118,528	277,486

Cash flows from financing activities
Repayment of long-term debt	(16,687)	─
Note Payable to Morgan Stanley	─	625,901
Payments of cash dividends	─	(973,000)
Repurchase of treasury shares	(586)	─
Expenses related to initial public offering	(21)	─

Net cash used in financing activities	(17,294)	(347,099)

Effect of exchange rate changes	(164)	(1,506)

Net increase (decrease) in cash	212,634	(2,763)
Cash and cash equivalents, beginning of period	33,818	24,362

Cash and cash equivalents, end of period	$246,452	$21,599

Supplemental disclosure of cash flow information
Cash paid for interest	$20,594	$1,856

Cash paid for income taxes	$51,574	$5,207

Supplemental disclosure of non-cash investing activities
Non-cash purchase of property, equipment and leasehold improvements	$984	$—

Supplemental disclosure of non-cash financing activities
Initial public offering related costs	$—	$1,888

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

Organization

The condensed consolidated financial statements include the accounts of MSCI Inc. (formerly known as Morgan Stanley Capital International Inc.) and its subsidiaries. MSCI Inc. and its subsidiaries are hereafter referred to collectively as the “Company” or “MSCI.” In November 2007, MSCI completed an initial public offering of 16.1 million class A common shares, representing 16.1% of the economic interest in the Company, and received net proceeds of $265.0 million, net of underwriters discounts, commissions and other offering expenses. In May 2008, Morgan Stanley (“Morgan Stanley”) and the Capital Group Companies Charitable Foundation (“Capital Group”) sold approximately 28.0 million and approximately 2.9 million class A common shares, respectively, pursuant to a registered secondary equity offering. In July 2008, Morgan Stanley sold approximately 25.3 million class A common shares pursuant to a registered secondary equity offering.  Morgan Stanley retained approximately 27.7% of the economic interest and approximately 65.7% of the voting interest in the Company. Morgan Stanley is a global financial services firm that, through its subsidiaries and affiliates, provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

MSCI is a leading global provider of investment decision support tools including indices and portfolio risk and performance analytics for use in managing investment portfolios. The Company’s products are used by institutions investing in or trading equity, fixed income and multi-asset class instruments and portfolios around the world. The Company’s flagship products are its international equity indices marketed under the MSCI brand and its equity and multi-asset class portfolio analytics marketed under the Barra brand. The Company’s products are used in many areas of the investment process, including portfolio construction and optimization, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, investment manager selection and investment research.

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

Basis of Presentation and Use of Estimates

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and include all normal and recurring adjustments necessary to present fairly the financial condition as of August 31, 2008 and November 30, 2007, and the results of operations for the three and nine months ended August 31, 2008 and 2007, as well as cash flows for the nine months ending August 31, 2008 and 2007. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007. The November 30, 2007 consolidated financial statement information has been derived from the 2007 audited consolidated financial statements. Income from interim periods may not be indicative of future results.

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of income, the allowance for doubtful accounts, impairment of long-lived assets, goodwill, intangible assets, accounting for income taxes and other matters that affect the condensed consolidated financial statements and related disclosures. The Company believes that estimates used in the preparation of these condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The condensed consolidated statements of income reflect expense allocations for certain corporate functions historically provided by Morgan Stanley, including human resources, information technology, accounting, legal and compliance, corporate services, treasury and other services. These allocations are based on what the Company and Morgan Stanley considered reasonable reflections of the utilization levels of these services required in support of the Company’s business and are based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead. Inter-company balances and transactions are eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to current period presentations.

Change in Presentation

Effective June 1, 2008, the Company began presenting gains and losses resulting from foreign currency transactions as a component of other expense (income) in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation” (“SFAS 52”).  Prior to June 1, 2008, the Company included such gains and losses as components of cost of services and selling, general and administrative.  The Company changed its presentation because foreign currency gains and losses are incidental to the business and not part of day to day operations. Prior period amounts have been reclassified to conform to current period presentation.  For the three months ended August 31, 2007, $72,000 and $338,000 recorded in cost of services and selling, general and administrative expenses, respectively, was moved to other expense (income).  For the nine months ended August 31, 2007, $65,000 and ($56,000) recorded in cost of services and selling, general and administrative expenses, respectively, was moved to other expense (income).

Concentration of Credit Risk

The Company licenses its products and services to investment managers primarily in the United States, Europe, Asia (Japan, Hong Kong and Singapore) and Australia. The Company evaluates the credit of its customers and does not require collateral. The Company maintains reserves for estimated credit losses.

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash investments and short-term investments. Prior to July 1, 2008, excess cash was held on deposit with Morgan Stanley and was unsecured. The Company received interest at Morgan Stanley’s internal prevailing rates. At November 30, 2007, amounts held on deposit with Morgan Stanley were $137.6 million. On June 30, 2008, at MSCI’s instruction, Morgan Stanley transferred MSCI’s cash held on deposit to MSCI and following the transfer, the Company deposited the cash predominantly with Bank of America.

For the three months ended August 31, 2008 and 2007, Barclays PLC and its affiliates accounted for 11.7% and 14.3%, respectively, of the Company’s operating revenues.  For the nine months ended August 31, 2008 and 2007, Barclays PLC and its affiliates accounted for 11.9% and 13.0%, respectively, of the Company’s operating revenues.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. As the Company currently has no plans to pay a dividend, the adoption of EITF Issue No. 06-11 is not expected to have an impact on the Company’s condensed consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 13” (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact that SFAS No. 161 will have on its condensed consolidated financial statements.

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

3. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted weighted average common shares includes vested and unvested stock options and unvested restricted stock awards. No stock options or restricted stock awards were excluded from the calculation of diluted earnings per share for the three or nine months ended August 31, 2008 or 2007.

The following table sets forth the computation of earnings per share:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$18,878	$21,379	$55,443	$62,872

Basic weighted average common shares outstanding	100,052	83,900	100,020	83,900

Basic weighted average common shares outstanding	100,052	83,900	100,020	83,900
Effect of dilutive securities:
Stock options and restricted stock units	1,646	—	1,216	—

Diluted weighted average common shares outstanding	101,698	83,900	101,236	83,900

Earnings per basic common share	$0.19	$0.25	$0.55	$0.75

Earnings per diluted common share	$0.19	$0.25	$0.55	$0.75

4. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income	$18,878	$21,379	$55,443	$62,872
Other comprehensive income, net of tax:
Net changes in unrealized (losses) gains on cash flow hedges	(858)	—	1,305	—
Foreign currency translation adjustments	(1,095)	(2,846)	(164)	(1,506)

Comprehensive income	$16,925	$18,533	$56,584	$61,366

5. RELATED PARTY TRANSACTIONS

Cash Deposits, Receivables from Related Parties and Interest Income. Prior to July 1, 2008, the Company deposited most of its excess funds with Morgan Stanley. Related party receivables consist of amounts due to the Company for sales of products and services to Morgan Stanley. The Company received interest at Morgan Stanley’s internal prevailing rates on its cash deposits and related party receivables. Related party receivables as of August 31, 2008 were approximately $5.7 million. On June 30, 2008, at MSCI’s instruction, Morgan Stanley transferred MSCI’s cash held on deposit to MSCI and following the transfer, the Company deposited the cash predominately with Bank of America. Interest earned on both cash on deposit with Morgan Stanley and related party receivables for the three months ended August 31, 2008 and 2007 totaled approximately $0.9 million and $1.1 million, respectively. Interest earned on both cash on deposit with Morgan Stanley and related party receivables for the nine months ended August 31, 2008 and 2007 totaled approximately $5.3 million and $11.6 million, respectively.

Revenues. Morgan Stanley or its affiliates subscribe to, in the normal course of business, certain of the Company’s products. Revenues recognized by the Company from subscription to the Company’s products by Morgan Stanley for the three months ended August 31, 2008 and 2007 were $2.9 million and $3.3 million, respectively. For the nine months ended August 31, 2008 and 2007, revenues of $9.1 million and $10.3 million, respectively, were from Morgan Stanley and from Capital Group International, which is not a related party for the three or nine months ended August 31, 2008.

Administrative Expenses. Morgan Stanley affiliates have invoiced administrative expenses to the Company relating to office space, equipment and staff services. The amounts invoiced by Morgan Stanley affiliates for staff services for the three months ended August 31, 2008 and 2007 were $3.9 million and $7.0 million, respectively. The amounts invoiced by Morgan Stanley affiliates for staff services for the nine months ended August 31, 2008 and 2007 were $16.0 million and $19.8 million, respectively.

Payables to Related Parties. Current payables to related parties consist principally of amounts due to Morgan Stanley affiliates for services provided to the Company and state income taxes. Historically, payables to related parties consisted of amounts due to Morgan Stanley affiliates for the Company’s expenses, income taxes and prepayments for the Company’s services. The amounts outstanding are unsecured, bear interest at Morgan Stanley’s internal prevailing rates and are payable on demand. Amounts payable to related parties as of August 31, 2008 were $15.2 million. Interest expense on these payables for the three months ended August 31, 2008 and 2007 was less than $0.1 million and $1.3 million, respectively. Interest expense on these payables for the nine months ended August 31, 2008 and 2007 was $0.4 million and $1.6 million, respectively.

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at August 31, 2008 and November 30, 2007 consisted of the following:

	As of
	August 31,	November 30,
	2008	2007

Computer & related equipment	$19,376	$7,598
Furniture & fixtures	2,332	1,520
Leasehold improvements	10,479	8,532
Work-in-process	2,829	─
Subtotal	35,016	17,650
Accumulated depreciation and amortization	(13,039)	(13,404)
Property, equipment and leasehold improvements, net	$21,977	$4,246

Depreciation and amortization expense of property, equipment and leasehold improvements was $1.3 million and $0.4 million for the three months ended August 31, 2008 and 2007, respectively.  Depreciation and amortization expense of property, equipment and leasehold improvements was $2.3 million and $1.5 million for the nine months ended August 31, 2008 and 2007, respectively.

7. INTANGIBLE ASSETS

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

Amortization expense related to intangible assets for the three months ended August 31, 2008 and 2007 was approximately $7.1 million and $6.7 million, respectively. Amortization expense related to intangible assets for the nine months ended August 31, 2008 and 2007 was approximately $21.4 million and $19.2 million, respectively.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of August 31, 2008
Technology/software	$140,800	$(84,631)	$56,169
Trademarks	102,220	(20,669)	81,551
Customer relationships	25,880	(10,568)	15,312
Non-competes	50	(50)	—

Total	$268,950	$(115,918)	$153,032

8. INVESTMENT IN UNCONSOLIDATED COMPANY

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

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three and nine months ended August 31, 2008 was $2.1 million and $8.0 million, respectively. Rent expense for the three and nine months ended August 31, 2007 was $2.9 million and $8.0 million, respectively.

Long-term debt. On November 14, 2007, the Company entered into a secured $500.0 million credit facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto pursuant to a credit agreement dated as of November 20, 2007 (the “Credit Facility”). Outstanding borrowings under the Credit Facility initially accrued interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving credit facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving credit facility and 2.00% in the case of the term loan B facility. In April 2008 and again in July 2008, the Company's fixed margin rate was reduced by 0.25%. On August 29, 2008, the rates were adjusted to 4.81% and 5.31% following a LIBOR reset. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively. At August 31, 2008, $407.3 million, net of $1.0 million discount, was outstanding and there was $75.0 million of unused credit under the revolving credit facility.

Interest Rate Swaps and Derivative Instruments. On February 13, 2008, the Company entered into interest rate swap agreements through the end of November 2010 for an aggregate notional principal amount of $251.7 million. By entering into these agreements, the Company reduced interest rate risk by effectively converting floating-rate debt into fixed-rate debt. This action reduces the Company’s risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed-rate debt. The effective rate on the Company’s outstanding debt including the effect of interest rate swaps was 5.16% for the three months ended August 31, 2008. The effective fixed rate as of August 31, 2008 was 5.15% and the aggregate notional principal amount was $245.0 million. These swaps are designated as cash flow hedges and qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”).

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

For the three months ended August 31, 2008, the Company recorded a pre-tax loss in other comprehensive income of $1.4 million ($0.9 million after tax) as a result of the fair value measurement of these swaps. For the nine months ended August 31, 2008, the Company recorded a pre-tax gain in other comprehensive income of $2.2 million ($1.3 million after tax) as a result of the fair value measurement of these swaps. The fair value of these swaps is included in other accrued liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

10. EMPLOYEE BENEFITS

Through August 31, 2008, the Company participated in defined benefit pension and other postretirement plans sponsored by Morgan Stanley for eligible employees. A supplementary pension plan covering certain executives was directly sponsored by Morgan Stanley. The Company also participated in a separate defined contribution pension plan maintained by Morgan Stanley that covered substantially all of its non-U.S. employees. The assets and obligations under these plans were not separately identifiable for the Company. Discrete, detailed information concerning costs of these plans was not available for the Company, but is part of general and administrative costs allocated by Morgan Stanley included in operating expenses on the statement of income. Costs relating to pension and postretirement benefit expenses allocated from Morgan Stanley included in cost of services were $0.5 million and $1.5 million for the three and nine months ended August 31, 2008, respectively, and $0.5 million and $1.3

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million for the three and nine months ended August 31, 2007, respectively. The amounts included in selling, general and administrative expense related to these pension and postretirement expenses were $0.2 million for both the three and nine months ended August 31, 2008 and $0.1 million and $0.2 million for the three and nine months ended August 31, 2007, respectively.

Beginning on September 1, 2008, the Company's employees were treated as terminated under plans sponsored by Morgan Stanley.  A portion of the Morgan Stanley Employees Retirement Plan, the Swiss pension plan to which the Company was affiliated, was spun-off to a separate plan, the Benefit Plan of MSCI Barra SA, effective September 1, 2008.  There was no significant impact to net periodic pension cost as a result of the plan split-off.

The following discussion summarizes the Employee benefit plans that were in effect prior to September 1, 2008 sponsored by Morgan Stanley.

Pension and Other Postretirement Plans. Substantially all of the U.S. employees of the Company hired before July 1, 2007 and its U.S. affiliates were covered by a non-contributory, defined benefit pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plan”). Unfunded supplementary plans (the “Supplemental Plans”) covered certain executives. These pension plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans. Morgan Stanley’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations. Liabilities for benefits payable under its Supplemental Plans were accrued by the Company and funded when paid to the beneficiaries. Morgan Stanley’s Qualified Plan was closed to new participants effective July 1, 2007. In lieu of a defined benefit pension plan, eligible employees who were first hired, rehired or transferred to a U.S. benefits eligible position on or after July 1, 2007, received a retirement contribution into their 401(k) plan. The amount of the retirement contribution was included in the Company’s 401(k) cost and was equal to between 2% to 5% of eligible pay based on years of service as of December 31.

The Company also participated in an unfunded postretirement benefit plan that provided medical and life insurance for eligible U.S. retirees and their dependents.

Net Periodic Benefit Expense. Net periodic benefit expense allocated to the Company related to pension costs was $0.6 million and $1.6 million for the three and nine months ended August 31, 2008, respectively. Net periodic benefit expense allocated to the company related to pension costs for the three and nine months ended August 31, 2007 was $0.6 million and $1.4 million, respectively. The net periodic benefit expense related to postretirement costs was not significant for the three months ended August 31, 2008 or 2007. For both the nine months ended August 31, 2008 and 2007 periods, net periodic benefit expense related to postretirement costs was $0.1 million.

Morgan Stanley 401(k) and Profit Sharing Award. Eligible employees received 401(k) matching contributions which were invested in Morgan Stanley’s common stock. The retirement contribution granted in lieu of a defined benefit pension plan was included in the Morgan Stanley 401(k) Plan expense allocated to the Company. Morgan Stanley also provided discretionary profit sharing to certain employees. The Company’s expenses associated with the 401(k) Plan for the three months ended August 31, 2008 and 2007 were approximately $0.6 million and $0.3 million, respectively. For the nine months ended August 31, 2008 and 2007, expenses associated with the 401(k) Plan were $1.6 million and $1.4 million, respectively. Effective September 1, 2008 the Company established a separate 401(k) plan for its eligible U.S. employees.  The Company’s expenses related to Employee Stock Ownership Plans and profit sharing plans for the three months ended August 31, 2008 and 2007 were approximately $0.2 million and $0.8 million, respectively. The Company’s expenses related to Employee Stock Ownership Plans and profit sharing plans for the nine months ended August 31, 2008 and 2007 were approximately $0.6 million and $1.9 million, respectively.

11. SHARE BASED COMPENSATION

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

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The pre-tax expense of the founders grant for the three and nine months ended August 31, 2008, was approximately $6.4 million and $20.3 million, respectively, prior to any estimated forfeitures. After estimated forfeitures, the pre-tax expense of the founders grant was $5.3 million and $17.0 million for the three and nine months ended August 31, 2008, respectively.

No awards were granted to employees of MSCI during the nine months ended August 31, 2008. However, the Company awarded 9,776 shares in MSCI common stock and 8,096 restricted stock units to directors who were not employees of the Company or Morgan Stanley during the period.  The pre-tax expense of awards to non-employee directors was $0.1 million and $0.5 million for the three and nine months ended August 31, 2008, respectively.

12. INCOME TAXES

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

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:
Tax Jurisdiction	Open Tax Years
United States	1999–2007
California	2005–2007
New York State and City	2002–2007
Hong Kong	2002–2007
United Kingdom	2006–2007
Japan	2004–2007

13. SEGMENT INFORMATION

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

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. LEGAL MATTERS

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statement of financial position of MSCI Inc. and subsidiaries (the “Company”) as of August 31, 2008, and the related condensed consolidated statements of income for the three-month and nine-month periods ended August 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine-month periods ended August 31, 2008 and 2007. These interim financial statements are the responsibility of the management of MSCI Inc.

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
October 3, 2008

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in each of our Form 10-K and our Form 10-Q for the quarter ended May 31, 2008.

Overview

We are a leading global provider of investment decision support tools including indices and portfolio risk and performance analytics for use in managing investment portfolios. Our products are used by institutions investing in or trading equity, fixed income and multi-asset class instruments and portfolios around the world. Our flagship products are our international equity indices marketed under the MSCI brand and our equity portfolio and multi-asset class analytics marketed under the Barra brand. Our products are used in many areas of the investment process, including for portfolio construction and optimization, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, investment manager selection and investment research.

Our clients include asset owners such as pension funds, endowments, foundations, central banks and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; and financial intermediaries such as broker-dealers, exchanges, custodians and investment consultants. As of August 31, 2008, we had a client base of over 3,100 clients across more than 60 countries with approximately 52% of our operating revenues from the Americas, 32% from Europe, the Middle East and Africa (“EMEA”), 9% from Japan and 7% from Asia-Pacific (not including Japan). To help serve our diverse client base, we had 20 offices in 14 countries as of August 31, 2008.

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

To maintain and accelerate our revenue and operating income growth, we will continue to invest in and expand our operating functions and infrastructure, including new sales and client support staff and facilities in locations around the world; additional staff and supporting technology for our research and our data management and production functions; and additional personnel and supporting technology in our general and administrative functions, particularly finance and human resources personnel required to operate as a stand-alone public company. At the same time, managing and controlling our operating expenses is very important to us and a distinct part of our culture. Over time, our goal is to keep the rate of growth of our operating expenses below the rate of growth of our revenues allowing us to expand our operating margins. However, at times, because of significant market opportunities, it may be more important to us to invest in our business in order to support increased efforts to attract new clients and to develop new product offerings, rather than emphasize short-term operating margin expansion. Furthermore, in some periods our operating expense growth may exceed our operating revenue growth due to the variability of revenues from licensing our equity indices as the basis of ETFs and, in the near term, transition expenses as we separate from Morgan Stanley.  As we separate from Morgan Stanley and build out our operating functions and infrastructure, we may experience changes in the split of operating expenses between cost of services and selling, general, and administrative as well as the percentage of our expenses paid in other than US dollars.

The discussion of the Company’s results of operations for the three and nine months ended August 31, 2008 and 2007 is presented below. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Risk Factors” in Part I, Item 1A. “Certain Factors Affecting Results of Operations” in Part II, Item 7 and other items throughout our Form 10-K, as updated in this Form 10-Q and our prior filings with the SEC. Income from interim periods may not be indicative of future results.

Results of Operations

Three Months Ended August 31, 2008 Compared to the Three Months Ended August 31, 2007:

	Three Months Ended August 31,
	2008	2007	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$110,399	$92,407	$17,992	19.5%
Operating expenses:
Cost of services	28,131	29,354	(1,223)	(4.2%)
Selling, general and administrative	37,624	23,093	14,531	62.9%
Amortization of intangible assets	7,125	6,697	428	6.4%

Total operating expenses	72,880	59,144	13,736	23.2%

Operating income	37,519	33,263	4,256	12.8%
Interest expense (income) and other, net	7,372	344	7,028	nm
Provision for income taxes	11,269	11,540	(271)	(2.3%)

Net income	$18,878	$21,379	$(2,501)	(11.7%)

Earnings per basic common share	$0.19	$0.25	$(0.06)	(24.0%)

Earnings per diluted common share	$0.19	$0.25	$(0.06)	(24.0%)

Operating margin	34.0%	36.0%

nm - Not meaningful

Operating Revenues

We group our revenues into the following four product categories:

•	Equity indices
•	Equity portfolio analytics
•	Multi-asset class portfolio analytics
•	Other products

	Three Months Ended August 31,
	2008	2007	Increase/(Decrease)
	(in thousands)
Equity indices:
Equity index subscriptions	$43,666	$33,405	$10,261	30.7%
Equity index asset based fees	18,312	16,531	1,781	10.8%

Total equity indices	61,978	49,936	12,042	24.1%
Equity portfolio analytics	33,659	29,452	4,207	14.3%
Multi-asset class portfolio analytics	8,923	6,669	2,254	33.8%
Other products	5,839	6,350	(511)	(8.0%)

Total operating revenues	$110,399	$92,407	$17,992	19.5%

Total operating revenues for the three months ended August 31, 2008 increased $18.0 million, or 19.5%, to $110.4 million compared to $92.4 million for the three months ended August 31, 2007. This growth was driven by an increase in our revenues related to index and analytics subscriptions and equity index asset based fees. Revenue growth was 2.0% for the three months ended August 31, 2008 compared to the three months ended May 31, 2008.

Equity Indices: Revenues from equity indices include fees from MSCI equity index subscriptions, fees based on assets in investment products linked to our equity indices, fees from one-time licenses of our equity index historical data, fees from custom MSCI indices and, to a lesser extent, revenues based on the trading volume of futures and options contracts linked to our indices.

Revenues related to Equity Indices increased 24.1% to $62.0 million in third quarter 2008 compared to the same period in 2007 and increased 3.1% compared to second quarter 2008. Revenues from equity index data subscriptions were up 30.7% to $43.7 million in third quarter 2008 reflecting growth in subscriptions across all of our MSCI Global Investable Market Indices products, including developed market, emerging market and small cap indices and sales of historical index data. The revenue growth was led by subscriptions to asset managers.

Revenues attributable to equity index asset based fees increased 10.8% to $18.3 million in third quarter 2008 from $16.5 million in the same period in 2007 led by growth in our ETF asset based fee revenues. The average value of assets in ETFs linked to MSCI equity indices was $178.3 billion for third quarter 2008 compared to $155.7 billion for third quarter 2007. As of August 31, 2008, the value of assets in ETFs linked to MSCI equity indices was $166.3 billion, representing an increase of $9.8 billion, or 6.3%, from $156.5 billion as of August 31, 2007. The year-over-year growth in value of assets in ETFs linked to MSCI equity indices was attributable to net asset inflows of $35.1 billion, offset by net asset depreciation of $25.3 billion. Equity index asset based fee revenues remained unchanged compared to the second quarter.

The largest component of equity index asset based fee revenues, ETF asset based revenues, experienced a slight decline in third quarter 2008 compared to second quarter 2008. The average value of assets in ETFs linked to MSCI equity indices was $178.3 billion for third quarter 2008 compared to $184.4 billion for second quarter 2008. As of August 31, 2008, the value of assets in ETFs linked to MSCI equity indices was $166.3 billion representing a decrease of 16.7%, or $33.3 billion, from $199.6 billion as of

May 31, 2008. The $33.3 billion decrease was attributable to an outflow of the net assets as well as net asset depreciation.

The three MSCI indices with the largest amount of ETF assets linked to them as of August 31, 2008 were the MSCI EAFE, Emerging Markets and U.S. Broad Market. The values of assets linked to these indices were $40.4 billion, $31.8 billion and $10.4 billion, respectively.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

	Quarter Ended
	2007			2008
$ in Billions	May	August	November	February	May	August
AUM in ETFs linked to MSCI Indices	$150.2	$156.5	$191.7	$179.2	$199.6	$166.3
Sequential Change ($ Growth in Billions)
Market Appreciation/(Depreciation)	$5.9	$(0.8)	$11.2	$(15.2)	$9.9	$(31.2)
Cash Inflow/(Outflow)	8.9	7.1	24.0	2.7	10.5	(2.1)

Total Change	$14.8	$6.3	$35.2	$(12.5)	$20.4	$(33.3)

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the quarters ended in the months indicated:

	Quarterly Average
	2007			2008
$ in Billions	May	August	November	February	May	August
AUM in ETFs linked to MSCI Indices	$140.8	$155.7	$176.9	$183.2	$184.4	$178.3

Source: Bloomberg and MSCI

Equity Portfolio Analytics: Revenues for equity portfolio analytics include annual recurring subscriptions to Barra Aegis and our proprietary risk data, Barra Equity Models Direct products and our proprietary equity risk data incorporated in third-party software application offerings (Barra on Vendors).

Revenues related to Equity Portfolio Analytics products increased 14.3% to $33.7 million in third quarter 2008 compared to the same period in 2007. The year-over-year increase reflects new subscriptions to our proprietary equity risk data accessed directly and bundled with Aegis. Compared to the second quarter 2008, revenues related to equity portfolio analytics remained flat.

Multi-Asset Class Portfolio Analytics: Revenues for multi-asset class portfolio analytics include revenues from recurring subscriptions to BarraOne and Barra TotalRisk and for our proprietary risk data for multiple asset classes. Revenues related to multi-asset class portfolio analytics increased 33.8% to $8.9 million in third quarter 2008 compared to $6.7 million in the same period in 2007 and increased 3.8% compared to the second quarter 2008. BarraOne revenue growth remained strong due to sales to existing clients as well as new client additions led by orders from asset managers and asset owners. The EMEA region was particularly strong reflecting demand for centralized risk reporting tools. We are in the process of decommissioning our client-hosted product, TotalRisk, and are providing clients the opportunity to transition to our web-based BarraOne product.

Other Products: The other products category includes revenues from Barra Cosmos for fixed income analytics, revenues from investment products linked to MSCI investable hedge fund indices and revenues from FEA energy and commodity asset valuation analytics products.

Revenues from the other products category decreased 8.0% to $5.8 million in the third quarter 2008 compared to the same period in 2007. The decline reflects a decrease in revenues of 59.0% to $0.7 million of asset based fees from investment products linked to MSCI investable hedge fund indices due to a decline in the values of assets attributable to market depreciation and investor withdrawals. We anticipate this trend to continue for the near future.  The decline in revenues is partially offset by an increase of 3.6% to $1.7 million for fixed income analytics and by a 17.5% increase to $3.4 million for our energy and commodity analytics products.

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

Because the Run Rate represents potential future fees, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and one-time sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset-based fees, which may result from market movements or from investment inflows into and outflows from investment products linked to our indices;

•	price changes;

•	timing differences under GAAP between when we receive fees and the realization of the related revenues; and

•	fluctuations in foreign exchange rates.

The following tables set forth our Run Rates as of the dates indicated and the percentage growth over the periods indicated:

	As of			Change from
	August 31, 2008	August 31, 2007	May 31, 2008	August 31, 2007	May 31, 2008
	(in thousands)
Subscription based fees:
Equity indices	$169,284	$136,990	$161,147	23.6%	5.1%
Equity portfolio analytics	134,172	121,475	134,509	10.5%	(0.3%)
Multi-asset class analytics	34,076	27,921	33,255	22.0%	2.5%
Other	19,243	17,053	19,315	12.8%	(0.4%)

Subscription based fees total	356,775	303,439	348,226	17.6%	2.5%

Asset based fees:
Equity indices (1)	70,172	63,201	79,358	11.0%	(11.6%)
Hedge fund indices	2,681	7,238	2,684	(63.0%)	(0.1%)

Asset based fees total	72,853	70,439	82,042	3.4%	(11.2%)

Total run rate	$429,628	$373,878	$430,268	14.9%	(0.2%)

______________
(1)	Includes asset based fees for ETFs, passive mutual funds, transaction volume-based fees for futures and options traded on certain MSCI indices and other structured products.

Changes in Run Rate between periods reflect increases from new subscriptions, decreases from cancellations, increases or decreases, as the case may be, from the change in the value of assets of investment products linked to MSCI indices, the change in trading volumes of futures and options contracts linked to MSCI indices, price changes and fluctuations in foreign exchange rates.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate and Core Retention Rates for the periods indicated:

	Three Months Ended August 31,
	2008	2007
Aggregate Retention Rate	92%	92%
Core Retention Rate	94%	95%

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

Our Aggregate Retention Rate remained the same when comparing the third quarter 2008 to the third quarter 2007. The Core Retention Rate for the quarter ended August 31, 2008 was 94% compared to 95% for the quarter ended August 31, 2007. The decline in the Core Retention Rate is attributable to lower retention rates for Barra Aegis and Barra TotalRisk.

In recent years on average, approximately 40% of our subscription cancellations have occurred in the fourth fiscal quarter. As a result, our Aggregate Retention Rate generally has been higher during the first three fiscal quarters and lower in the fourth fiscal quarter.

Operating Expenses

Operating expenses increased 23.2% to $72.9 million in third quarter 2008 compared to $59.1 million in third quarter 2007. Founders grant expenses totaled $5.3 million for the three months ended August 31, 2008. Excluding the founders grant expenses, operating expenses increased 14.2% to $67.6 million in third quarter 2008, with increases in compensation and non-compensation expenses of 19.2% and 8.6%, respectively. Expenses associated with the replacement of services currently provided by Morgan Stanley were $7.8 million in third quarter 2008 and were not significant in third quarter 2007, and the allocation expense for services currently provided by Morgan Stanley was $3.9 million in third quarter 2008 compared to $7.0 million in third quarter 2007 and $5.8 million in second quarter 2008.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and represent approximately 60% of our total operating expenses. These expenses generally contribute to the majority of our expense increases from period to period, reflecting existing staff compensation and benefit increases and increased staffing levels. Continued growth of our staff in emerging market locations around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. An important location for us is Mumbai, India, where we have increased our staff levels significantly since commencing our operations there in early 2004 with a small staff in data management and production. Subsequently, we expanded the scale of our operations there by adding teams in research and administration, as well as by continuing to expand the data management and production team. Another important location for us is Budapest, Hungary, where we opened an office in August 2007. We plan to continue to develop this location as an important information technology center, software engineering center and client service center.

Compensation expense in third quarter 2008 was $42.5 million, an increase of $11.3 million from third quarter 2007. The increase is a result of $5.3 million of expenses related to the founders grant, $2.4 million attributable to people hired in connection with replacing services provided by Morgan Stanley and $3.6 million attributable to higher compensation costs for existing staff and new hires, including personnel hired in emerging market centers.

In fiscal 2007, no stock based compensation was granted to employees in addition to the one time founders grant. Similar to years prior to fiscal 2007, we expect to pay stock based compensation to employees for fiscal 2008.

The number of full-time employees increased by 96 to 724 on August 31, 2008 from 628 on August 31, 2007 and by 38 from 686 on May 31, 2008. On August 31, 2008, 120 full-time employees were located in Budapest and Mumbai compared to 56 on August 31, 2007 and 103 on May 31, 2008.

Non-compensation expense for third quarter 2008 increased $2.4 million to $30.4 million compared to third quarter 2007. The increase reflects $5.4 million related to the replacement of services currently provided by Morgan Stanley, partially offset by a $3.1 million reduction in the expense allocation from Morgan Stanley.

A significant expense for us has historically been services provided by our principal shareholder, Morgan Stanley. As a majority-owned subsidiary of Morgan Stanley, we have relied on Morgan Stanley to provide a number of administrative support services and facilities. Although we will continue to operate under a services agreement with Morgan Stanley, the amount and composition of our expenses may vary from historical levels as we replace these services with ones supplied by us or by third parties. We are investing in the expansion of our own administrative functions, including finance, legal and compliance and human resources, as well as information technology infrastructure, to replace services currently provided by Morgan Stanley. Because of initial set-up costs and overlaps with services currently provided by Morgan Stanley, our expenses increased in the third quarter. We expect operating expense increases from initial set-up costs and overlaps with the cost of Morgan Stanley Services to continue until we have replaced services currently provided by Morgan Stanley. In addition, we are incurring additional costs as a public company, including directors’ compensation, audit, listing fees, investor relations, stock administration and regulatory compliance costs.

Information technology costs, which include market data, amortization of hardware and software products, and telecommunications services, are also an important part of our expense base.

We group our expenses into three categories:

•	Cost of services
•	Selling, general and administrative (“SG&A”)
•	Amortization of intangible assets

Because compensation and benefits expenses represent the majority of our expenses in both the costs of services and SG&A expense categories, we discuss our compensation and non-compensation expenses separately in each of these categories. Other costs associated with the number of employees such as office space and professional services are included in both the cost of services and SG&A expense categories consistent with the allocation of employees to those respective areas. The following table shows operating expenses by each of the categories:

	Three Months Ended
	August 31, 2008	August 31, 2007	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation	$19,797	$17,842	$1,955	11.0%
Non-compensation expenses	8,334	11,512	(3,178)	(27.6%)

Total cost of services	28,131	29,354	(1,223)	(4.2%)

Selling, general and administrative:
Compensation	22,670	13,295	9,375	70.5%
Non-compensation expenses	14,954	9,798	5,156	52.6%

Total selling, general and administrative	37,624	23,093	14,531	62.9%

Amortization of intangible assets	7,125	6,697	428	6.4%

Total operating expenses	$72,880	$59,144	$13,736	23.2%

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

Cost of services decreased $1.2 million, or 4.2%, to $28.1 million in third quarter 2008 compared to $29.4 million in third quarter 2007. Excluding the founders grant, cost of services expenses decreased 9.5% to $26.6 million in third quarter 2008, reflecting a decrease in non-compensation expenses. Compensation expenses excluding the founders grant increased 2.1% reflecting increased staffing levels in our emerging market centers. Non-compensation expenses decreased 27.6% due largely to a reduction in the expense allocation from Morgan Stanley and declines in information technology expenses.  The expense allocation from Morgan Stanley decreased 65.3% to $1.5 million in third quarter 2008 compared to $4.5 million in third quarter 2007.

Selling, General and Administrative

SG&A expenses include compensation expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category is compensation and benefits. As such, they generally contribute to a majority of our expense increases from period to period, reflecting compensation and benefits increases for existing staff and increased staffing levels. Other significant expenses are for services provided by Morgan Stanley and office space.

SG&A expenses increased 62.9% to $37.6 million in third quarter 2008 compared to $23.1 million in third quarter 2007. Excluding the founders grant, SG&A expenses increased 46.6% to $33.9 million in third quarter 2008. Compensation expenses excluding the founders grant increased 42.2% to $18.9 million, which was attributable to higher compensation costs for existing staff and increased staffing levels related to replacing current Morgan Stanley services. Non-compensation expenses increased 52.6% to $15.0 million. The $5.2 million increase in non-compensation expense is due primarily to the replacement of services currently provided by Morgan Stanley. In third quarter 2008, we recorded an additional $0.3 million reserve for receivables associated with the bankruptcy filing of Lehman Brothers Holdings Inc.  Within SG&A, selling expenses increased 14.6% to $11.2 million in third quarter 2008 and general and administrative expenses increased 98.3% to $26.4 million.

Founders Grant

Expenses related to the founders grant of $5.3 million in third quarter 2008 reflected the amortization of share based compensation expense associated with restricted stock units and options awarded to employees as a one-time grant which became effective in connection with our IPO completed in November 2007. Of the $5.3 million of founders grant expenses, $1.6 million was recorded in cost of services and $3.7 million was recorded in SG&A. In third quarter 2007, there were no expenses associated with the founders grant.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004. At August 31, 2008, our intangible assets totaled $153.0 million, net of accumulated amortization. For the three months ended August 31, 2008, amortization expense totaled $7.1 million, an increase of $0.4 million compared to the three-month period ended August 31, 2007. The increase is due to a reduction in the useful life of our TotalRisk product, which is consistent with our timeframe to transition TotalRisk clients to BarraOne. (See Note 7 to the Condensed Consolidated Financial Statements, “Intangible Assets” for further information.)

Interest Expense (Income) and Other, Net

Interest expense (income) and other, net was an expense of $7.4 million in third quarter 2008 compared to net expense of $0.3 million in third quarter 2007. The $7.1 million increase reflects an increase in interest expense of $4.7 million primarily related to interest on our term loan borrowings under our Credit Facility and a foreign currency exchange loss of $3.0 million due to foreign currency remeasurements, partially offset by a $0.7 million increase in interest income. (See Note 9 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies” for further information regarding the Credit Facility. )

Income Taxes

The provision for income taxes decreased 2.3% to $11.3 million in third quarter 2008 as a result of lower pre-tax income offset in part by an increase in our effective tax rate. The effective tax rate for third quarter 2008 was 37.4% compared to 35.1% in third quarter 2007. The increase is largely due to higher state taxes.

Results of Operations

Nine Months Ended August 31, 2008 Compared to the Nine Months Ended August 31, 2007:

	Nine Months Ended August 31,
	2008	2007	Increase/(Decrease)
	(in thousands, except per share data)
Operating Revenues	$323,545	$268,228	$55,317	20.6%
Operating expenses:
Cost of services	89,222	91,968	(2,746)	(3.0%)
Selling, general and administrative	107,360	67,940	39,420	58.0%
Amortization of intangible assets	21,375	19,228	2,147	11.2%

Total operating expenses	217,957	179,136	38,821	21.7%

Operating income	105,588	89,092	16,496	18.5%
Interest expense(income) and other, net	16,321	(10,099)	26,420	nm
Provision for income taxes	33,824	36,319	(2,495)	(6.9%)

Net income	$55,443	$62,872	$(7,429)	(11.8%)

Earnings per basic common share	$0.55	$0.75	$(0.20)	(26.7%)

Earnings per diluted common share	$0.55	$0.75	$(0.20)	(26.7%)

Operating margin	32.6%	33.2%
nm – Not meaningful

Operating Revenues

Operating Revenues by Product Category

	Nine Months Ended August 31,
	2008	2007	Increase/(Decrease)
	(in thousands)
Equity indices:
Equity index subscriptions	$124,279	$99,748	$24,531	24.6%
Equity index asset based fees	56,207	44,222	11,985	27.1%

Total equity indices	180,486	143,970	36,516	25.4%
Equity portfolio analytics	99,903	89,023	10,880	12.2%
Multi-asset class portfolio analytics	25,413	15,370	10,043	65.3%
Other products	17,743	19,865	(2,122)	(10.7%)

Total operating revenues	$323,545	$268,228	$55,317	20.6%

Total operating revenues for the nine months ended August 31, 2008 increased 20.6% to $323.5 million compared to $268.2 million for the nine months ended August 31, 2007. The growth was driven by an increase in our revenues related to three of our four product categories. Approximately 79.7% of our new subscriptions during the first nine months of fiscal 2008 came from existing clients.

Equity Indices: Revenues related to equity indices increased $36.5 million, or 25.4%, to $180.5 million in the first nine months of fiscal 2008 compared to the same period in 2007. Approximately $24.5 million, or 67.2%, of the revenue increase was attributable to revenues from equity index subscriptions which increased 24.6% to $124.3 million for the nine months ended August 31, 2008, largely reflecting growth in subscriptions to our MSCI Global Investable Market Indices, with particular strength in subscriptions to our small cap indices.

Revenues attributable to equity index asset based fees increased $12.0 million, or 27.1%, to $56.2 million in the nine months ended August 31, 2008 led by growth in our ETF asset based fee revenues. As of August 31, 2008, the average value of assets in ETFs linked to MSCI equity indices was $178.3 billion for third quarter 2008 compared to $155.7 billion for third quarter 2007. As of August 31, 2008, the value of assets in ETFs linked to MSCI equity indices was $166.3 billion, representing an increase of $9.8 billion, or 6.3%, from $156.5 billion as of August 31, 2007. The year-over-year growth in value of assets in ETFs linked to MSCI equity indices was attributable to net asset inflows of $35.1 billion, partially offset by $25.3 billion of net asset value depreciation.

The three MSCI indices with the largest amount of ETF assets linked to them as of August 31, 2008 were the MSCI EAFE, Emerging Markets and US Broad Market Indices. The assets linked to these indices were $40.4 billion, $31.8 billion and $10.4 billion in assets, respectively.

Equity Portfolio Analytics: In the first nine months of fiscal 2008, revenues related to equity portfolio analytics were $99.9 million, an increase of $10.9 million, or 12.2%, compared to $89.0 million for the same period in 2007. The growth reflects continued new subscriptions of our proprietary equity risk data accessed directly and bundled with Barra Aegis.

         Multi-Asset Class Portfolio Analytics: For the nine months ended August 31, 2008, revenues related to multi-asset class portfolio analytics were $25.4 million, an increase of $10.0 million, or 65.3%, compared to $15.4 million for the nine months ended August 31, 2007. The year-over-year increase is primarily attributable to revenue growth from BarraOne primarily due to strong demand from asset managers and asset owners for our risk management application used for internal risk reporting and compliance reporting. We also benefited from licensing to existing clients our performance attribution module which was launched in first quarter 2008. We are in the process of decommissioning TotalRisk and are providing clients the opportunity to transition to BarraOne.

Other Products: Revenues from other products decreased 10.7% to $17.7 million in the nine months ended August 31, 2008 compared to $19.9 million in the same period in 2007. The decline reflects a decrease of 50.6% in asset based fees from investment products linked to MSCI investable hedge fund indices and a decrease of 22.5% for fixed income analytics, offset by a 23.5% increase for our energy and commodity analytics products. The decline in asset based fees from investment products linked to MSCI investable hedge fund indices reflects the decline in the values of assets, attributable to both market depreciation and investor withdrawals.

Retention Rate

The following table sets forth our Aggregate and Core Retention Rates for the periods indicated:

	Nine Months Ended August 31,
	2008	2007
Aggregate Retention Rate	93%	93%
Core Retention Rate	94%	94%

Our Aggregate Retention Rate of 93% remained the same for the nine months ended August 31, 2008 compared with the same period in 2007. Our Core Retention Rate for the first nine months of both fiscal 2008 and 2007 was 94%.

Operating Expenses

Operating expenses for the first nine months of fiscal 2008 increased 21.7% to $218.0 million compared to $179.1 million in the first nine months of fiscal 2007. Founders grant expenses for the nine months ended August 31, 2008 totaled $17.0 million. Excluding the founders grant expenses, operating expenses increased 12.2% to $200.9 million for the nine months ended August 31, 2008 with compensation expense increasing 10.7% and non-compensation expense increasing 14.1%. The increase in operating expenses was primarily the result of $15.6 million of expenses associated with replacing services currently provided by Morgan Stanley that were not incurred in first nine months of fiscal 2007. This increase was partially offset by a $3.8 million decrease in the allocation for services currently provided by Morgan Stanley from $19.8 million in the first nine months of fiscal 2007 to $16.0 million in the first nine months of fiscal 2008.

Compensation expense for the nine months ended August 31, 2008 includes $17.0 million of expenses related to the founders grant and $5.5 million of expenses related to the replacement of current Morgan Stanley services. In addition, the increase compared to the same period in 2007 reflects higher compensation costs for existing staff and new hires which was partly offset by a movement of personnel to emerging market locations. The increase of $11.2 million in non-compensation expense for the nine months ended August 31, 2008 compared to the same period in 2007 reflects $10.1 million of expenses related to the replacement of current Morgan Stanley services, $2.9 million of public company expenses and $1.5 million of expenses associated with the May and July 2008 secondary equity offerings, partially offset by the $3.8 million decline in the expense allocation from Morgan Stanley.

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

	Nine Months Ended
	August 31, 2008	August 31, 2007	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation	$59,496	$57,748	$1,748	3.0%
Non-compensation expenses	29,726	34,220	(4,494)	(13.1%)

Total cost of services	89,222	91,968	(2,746)	(3.0%)

Selling, general and administrative:
Compensation	68,038	42,118	25,920	61.5%
Non-compensation expenses	39,322	25,822	13,500	52.3%

Total selling, general and administrative	107,360	67,940	39,420	58.0%

Amortization of intangible assets	21,375	19,228	2,147	11.2%

Total operating expenses	$217,957	$179,136	$38,821	21.7%

Cost of Services

Cost of services decreased $2.7 million, or 3.0%, to $89.2 million for the nine months ended August 31, 2008 compared to the same period of 2007. Compensation expense increased 3.0% to $59.5 million for the first nine months of fiscal 2008 reflecting increased headcount, including personnel hired in emerging market centers and the founders grant expense of $4.8 million. Non-compensation expense decreased 13.1% to $29.7 million largely as a result of a reduction in the expense allocation from Morgan Stanley.

Selling, General and Administrative

        Selling, general and administrative expenses increased 58.0% to $107.4 million for the nine months ended August 31, 2008. Compensation expenses of $68.0 million increased by $25.9 million, or 61.5%, for the first nine months of fiscal 2008 compared to $42.1 million for the same period in 2007. This increase was attributable to amortization of founders grant expenses, higher compensation costs for existing staff, increased staffing levels related to the replacement of current Morgan Stanley services and higher bonus accruals. The amortization of the founders grant expense was $12.3 million for the nine months ended August 31, 2008. No founders grant expense was incurred for the same period in 2007.

Non-compensation expenses increased for the nine months ended August 31, 2008, by $13.5 million, or 52.3%, to $39.3 million. The increase in non-compensation expense reflects $10.1 million of expenses related to the replacement of services currently provided by Morgan Stanley, $2.9 million of public company expenses, and $1.5 million of expenses associated with the May and June 2008 secondary equity offerings.

 Founders Grant

Expenses related to the founders grant of $17.0 million for first nine months of fiscal 2008 reflected the amortization of share based compensation expense associated with restricted stock units and options awarded to employees as a one-time grant which became effective in connection with our IPO completed during November 2007. In the nine months ended August 31,  2007, there were no expenses associated with the founders grant.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004. At August 31, 2008, our intangible assets totaled $153.0 million, net of accumulated amortization. For the nine months ended August 31, 2008, amortization expense totaled $21.4 million, an increase of $2.1 million compared to the nine month period ended August 31, 2007. The increase is due to a reduction in the useful life of our TotalRisk product, which is consistent with our timeframe to transition TotalRisk clients to BarraOne. (See Note 7 to the Condensed Consolidated Financial Statements, “Intangible Assets” for further information.)

Interest Expense (Income) and Other, Net

Interest expense (income) and other, net was an expense of $16.3 million for the nine months ended August 31, 2008 compared to income of $10.1 million in the same period in 2007. The $26.4 million difference reflects a reduction of interest income resulting from average lower cash balances held during the period and an increase in interest expense due to interest paid on term loan borrowings under our Credit Facility. (See Note 9 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies” for further information.)  In addition, we recognized a $3.0 million loss due to foreign currency remeasurement of amounts originally denominated in currencies other than the local currencies.

Income Taxes

The provision for income taxes decreased 6.9% to $33.8 million in the nine months ended August 31, 2008. Although pretax income was lower during the nine months ended August 31, 2008, the effective tax rate was higher during the period.  The effective tax rate for the nine months ended August 31, 2008 was 37.9% compared to 36.6% in the same period in 2007. The increase is largely due to higher state taxes.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or with our results of operations in the future for the reasons discussed below.

Our Relationship with Morgan Stanley

Through June 30, 2008, our condensed consolidated financial statements were derived from the financial statements and accounting records of Morgan Stanley using the historical results of operations and historical bases of assets and liabilities of our business. The historical costs and expenses reflected in our unaudited condensed consolidated financial statements include an allocation for certain corporate functions historically provided by Morgan Stanley, including human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services, treasury and other services. On July 21, 2008, we entered into an amended services agreement with Morgan Stanley pursuant to which Morgan Stanley and its affiliates agreed to provide us with certain of these services for so long as Morgan Stanley owns more than 50% the total voting power to elect our directors and for periods, varying for different services, of up to 12 months thereafter.

The allocation for services currently provided by Morgan Stanley decreased to $3.9 million in third quarter 2008 from $7.0 million in third quarter 2007 and to $16.0 million for the nine months ended August 31, 2008 from $19.8 million for the nine months ended August 31, 2007, as certain corporate charges were eliminated and as we in-sourced services previously provided by Morgan Stanley. The expense allocations were based on what we and Morgan Stanley considered to be reasonable reflections of the utilization levels of these services required in support of our business and are based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead. The historical information does not necessarily indicate what our results of operations, financial condition or cash flows will be in the future.

Until we complete the process of replacing services currently provided by Morgan Stanley our expenses will increase in the near term due to initial set up costs and overlaps with the costs of Morgan Stanley services. For the third quarter and first nine months of fiscal 2008, expenses associated with replacing services currently provided by Morgan Stanley were $7.8 million and $15.6 million, respectively. These expenses reflect the costs associated with the enhancement of our own information technology, financial, administrative and other support systems or contracting with third parties to replace Morgan Stanley’s systems. We are also establishing our own accounting and internal auditing functions separate from those provided to us by Morgan Stanley.

After we completely replace the services currently provided by Morgan Stanley, our expenses may be higher or lower in total than the amounts reflected in the consolidated statements of income. Pursuant to the amended services agreement, Morgan Stanley and its affiliates agreed to provide us with services, including certain human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services, treasury and other services. Payment for these services will be determined, consistent with past practices, using an internal cost allocation methodology based on fully loaded cost (i.e., allocated direct costs of providing the services, plus all related overhead and out-of-pocket costs and expenses).

 Public Company Expenses

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. All of the procedures and practices required as a majority-owned subsidiary of Morgan Stanley were previously established, but we continue to add procedures and practices required as a public company. As a result, excluding the costs related to our public offerings, we incurred legal, accounting and other expenses during the three and nine months ended August 31, 2008 of $0.5 million and $2.9 million, respectively, that we did not incur during the three and nine months ended August 31, 2007.

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

The pre-tax expense of the founders grant for the three and nine months ended August 31, 2008, was approximately $6.4 million and $20.3 million, respectively, prior to any estimated forfeitures. After estimated forfeitures, the pre-tax expense of the founders grant for the three and nine months were $5.3 million and $17.0 million, respectively. No expenses related to the founders grant were incurred during the three and nine months ended August 31, 2007. We periodically review our forfeiture estimates and update them as we deem appropriate.

Weighted Shares Outstanding

In November 2007, we completed our initial public offering in which we issued 16.1 million class A common shares. As such, weighted average common shares outstanding for the nine months ended August 31, 2008 includes these additional shares. Weighted average common shares outstanding for the three and nine months ended August 31, 2008 also includes actual shares and restricted stock awards issued to employees and non-employee directors during the period.

Credit Facility

As of August 31, 2008, we had borrowings of $407.3 million, net of $1.0 million discount, outstanding under our Credit Facility. As of August 31, 2007, we had $625.9 million outstanding under a note payable to Morgan Stanley.  See “Liquidity and Capital Resources.”

Business Environment

Various sectors of the global financial markets have been adversely affected by a current market environment that includes illiquidity and widening credit spreads, unprecedented market volatility, changes in interest rates, inflation, political events, investor participation levels, legal and regulatory, accounting, tax and compliance requirements.  In the three and nine months ended August 31, 2008, the conditions in the financial market have impacted our business particularly with respect to our equity index asset based fees due to declines in the value of assets in ETFs linked to our products and our revenues from our equity portfolio analytics products due to the closure of quant portfolio teams among both hedge funds and traditional asset managers.

The vast majority of our business involves the execution of licenses with clients in the financial services industry, including brokers and dealers, asset managers, investment banks, mutual and hedge funds, and other institutional clients.  The lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity have had a negative impact on a number of our clients and if current levels of market disruption and volatility continue or worsen, we could, in turn, experience additional negative effects on revenues from subscriptions to our products and fees from investment products linked to our indices.

We do not believe that our liquidity has been affected by the recent events in the global financial markets.  See “Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K and also in Note 1 in Notes to Condensed Consolidated Financial Statements included herein. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal year 2007.

Change in Presentation

Effective June 1, 2008, we began presenting gains and losses resulting from foreign currency transactions as a component of other expense (income) in accordance with SFAS 52, “Foreign Currency Translation” (“SFAS 52”).  Prior to June 1, 2008, we included such gains and losses as components of cost of services and selling, general and administrative.  We changed our presentation because foreign currency gains and losses are incidental to the business and not part of day to day operations. Prior period amounts have been reclassified to conform to current period presentation.  For the three months ended August 31, 2007, $72,000 and $338,000 recorded in cost of services and selling, general and administrative expenses, respectively, was moved to other expense (income).  For the nine months ended August 31, 2007, $65,000 and ($56,000) recorded in cost of services and selling, general and administrative expenses, respectively, was moved to other expense (income).

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

On November 14, 2007, we entered into a $500.0 million Credit Facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A. as agents for a syndicate of lenders, and other lenders party thereto. The Credit Facility is comprised of a $200.0 million term loan A facility, a $225.0 million term loan B facility, which was issued at a discount of 0.5% of the principal amount resulting in proceeds of approximately $223.9 million, and a $75.0 million revolving credit facility (under which there were no drawings as of August 31, 2008). Outstanding borrowings under the Credit Facility accrue interest at (i) LIBOR plus a fixed margin or (ii) the base rate plus a fixed margin, subject to interest rate step downs based on the achievement of consolidated leverage ratio (as defined in the Credit Facility) conditions.

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

On April 14, 2008, we met certain conditions as defined in the Credit Facility and qualified for a tier change, resulting in a decrease in the LIBOR fixed margin from 2.50% to 2.25% for the term loan A facility and from 3.00% to 2.75% for the term loan B facility. On July 8, 2008, we qualified for a tier change resulting in a decrease in the LIBOR fixed margin to 2.00% for the term loan A facility and 2.50% for the term loan B facility.  During the three months ended August 31, 2008, interest accrued at 4.76% and 5.26% for the two facilities, respectively.  On August 29, 2008, the rates were adjusted to 4.81% and 5.31%, respectively, following a LIBOR reset. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively.

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

Currently, we have $407.3 million, net of $1.0 million discount outstanding under our Credit Facility. We have $75.0 million available under the revolving credit facility. In connection with our Credit Facility, we entered into interest rate swap agreements on February 13, 2008. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Sensitivity” below.

Cash flows

Cash and cash equivalents and cash deposited with related parties

	As of
	August 31, 2008	November 30, 2007
	(in thousands)
Cash and cash equivalents	$246,452	$33,818
Cash deposited with related parties	─	137,625

Total	$246,452	$171,443

Cash and cash equivalents were $246.5 million and $33.8 million as of August 31, 2008 and November 30, 2007, respectively. This constituted approximately 24.8% of total assets as of August 31, 2008 and 3.7% of total assets as of November 30, 2007. Prior to July 1, 2008, excess cash was deposited with Morgan Stanley and was shown separately on the balance sheet under cash deposited with related parties. Cash deposited with Morgan Stanley was $137.6 million as of November 30, 2007, representing approximately 15.2% of total assets. Our cash, including cash equivalents and cash deposited with related parties, increased from November 30, 2007, primarily as a result of net cash provided by operations. We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet our cash requirements for capital expenditures and other cash needs for ongoing business operations for the next 12 months and the foreseeable future.

On June 30, 2008, at our instruction, Morgan Stanley transferred our cash held on deposit to us and following the transfer, we deposited the cash predominately with Bank of America.

Cash provided by operating and investing activities and used in financing activities

	For the nine months ended
	August 31, 2008	August 31, 2007
	(in thousands)
Net cash provided by operating activities	$111,564	$68,356
Net cash provided by investing activities	$118,528	$277,486
Net cash used in financing activities	$(17,294)	$(347,099)

Cash flows from operating activities

Cash flow from operating activities for the nine months ended August 31, 2008 was $111.6 million compared to $68.4 million for the prior year. The increase primarily reflects higher net income after adjusting for non-cash founders grant expense and a decrease in net payments made to related parties compared to the same period in 2007.

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

Cash flows from investing activities

Cash flows from investing activities include cash used for capital expenditures and cash deposited with Morgan Stanley. During the nine months ended August 31, 2008, we had a net cash inflow of $118.5 million from investing activities primarily due to cash withdrawn from Morgan Stanley of $137.6 million. Capital expenditures totaled $19.1 million in the nine months ended August 31, 2008, relating primarily to the purchase of computer equipment and build-out costs of leased office space and data centers as we continue to replace services currently provided by Morgan Stanley. We anticipate funding future capital expenditures with cash balances.

Cash flows used in financing activities

Cash flows used in the nine months ended August 31, 2008 in financing activities were $17.3 million, largely reflecting scheduled repayments on our outstanding long-term debt. Cash flows used in the nine months ended August 31, 2007 in financing activities were $347.1 million in the prior year related to an outflow for a cash dividend of $973.0 million partially offset by $625.9 million received from a note payable to Morgan Stanley.

We do not have any off-balance sheet arrangements as of August 31, 2008.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We have exposures to currency exchange fluctuation risk—revenues from index-linked investment products, such as exchange traded funds, non-U.S. dollar invoiced revenues and non-U.S. dollar operating expenses.

Revenues from equity index-linked asset based fee products represented approximately $18.3 million and $56.2 million, or 16.6% and 17.4%, of our operating revenues for the three and nine months ended August 31, 2008, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, substantially all of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in Euros, pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. Approximately $15.2 million and $46.2 million, or 13.7% and 14.3% of our revenues for the three and nine months ended August 31, 2008, respectively, are denominated in foreign currencies, of which the majority are in Euros, pounds sterling and Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Although our expenses are generally in U.S. dollars, some of our expenses are incurred in non-U.S. dollar denominated currencies. Approximately $19.9 million and $52.6 million, or 27.3% and 24.1% of our expenses for the three and nine months ended August 31, 2008, respectively, were denominated in foreign currencies, the significant majority of which were denominated in Swiss francs, pounds sterling, Hong Kong dollars, Euros and Japanese yen. Expenses paid in foreign currency may increase as we expand our business outside the U.S. and replace services provided by Morgan Stanley internationally for which we currently pay Morgan Stanley in U.S. dollars.

In addition, a significant number of our senior personnel are compensated in U.S. dollars as opposed to the local currency of their respective locations. This exposes us to employee turnover in periods of U.S. dollar weakness.

The Company has certain balances denominated in currencies other than local functional amounts and when these assets and liabilities were remeasured into their local functional currency, a loss resulted from the devaluation of the value of the functional currency.  As a result of these positions, we recognized foreign currency exchange losses of $3.0 million for both of the three and nine months ended August 31, 2008.  These losses on foreign currency exchange were primarily due to the strengthening of the US dollar ("USD") in August. Although the company does not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency, it is looking to minimize exposure by reducing the value of the assets and liabilities in currencies other than the functional currency of the legal entity in which they reside.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $246.5 million at August 31, 2008 and $33.8 million at November 30, 2007. These amounts were held primarily in checking money market accounts in the countries where we maintain banking relationships. Prior to July 1, 2008, the majority of excess cash was deposited with Morgan Stanley. At November 30, 2007, amounts held with Morgan Stanley were $137.6 million. On our Condensed Consolidated Statement of Financial Position, these amounts are shown as cash deposited with related parties. We received interest at Morgan Stanley’s internal prevailing rates on these funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the Credit Facility accrued interest at a variable rate equal to LIBOR plus a fixed margin subject to interest rate step-downs based on the achievement of consolidated leverage ratio conditions (as defined in the Credit Facility.)  On July 8, 2008, we met certain conditions as defined in the Credit Facility and qualified for a tier change, resulting in a decrease in the LIBOR fixed margin to 2.00% for the term loan A facility and 2.50% for the term loan B facility. We expect to pay down the Credit Facility with cash generated from our ongoing operations.

On February 13, 2008, we entered into interest rate swap agreements effective through the end of November 2010 for an aggregate notional principal amount of $251.7 million. By entering into these agreements, we reduced interest rate risk by effectively converting floating-rate debt into fixed-rate debt. This action reduces our risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed rate debt. The effective fixed rate on the notional principal amount swapped was approximately 5.25% for the three months ended August 31, 2008. On August 31, 2008, the effective fixed rate on the notional principal amount swapped was 5.15%.  These swaps are designated as cash flow hedges and qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Changes in LIBOR will affect the interest rate on the portion of our credit facilities which have not been hedged by the interest rate swaps and, therefore, our costs under the credit facilities.  Assuming an average of $160.0 million of variable rate debt outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $1.6 million of additional interest rate expense.

We recorded a pre-tax loss in other comprehensive income of $1.4 million ($0.9 million after tax) for the three months ended August 31, 2008 and a pre-tax gain of $2.2 million ($1.3 million after tax) for the nine months ended August 31, 2008 as a result of the fair value measurement of these swaps. The fair value of these swaps is included in other accrued liabilities on our Condensed Consolidated Statement of Financial Position.

Item 4.    Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) and have concluded that these disclosure controls and procedures are effective as of August 31, 2008 These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the three months ended August 31, 2008 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings

From time to time we are party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A.	Risk Factors

For a discussion of the risk factors affecting the company, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended November 30, 2007 as updated by “Risk Factors” in Part II, Item 1A of our Form 10-Q for the quarter ended May 31, 2008.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the quarter ended August 31, 2008.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (June 1, 2008-June 30, 2008) Employee Transactions(1)	282	$36.32	N/A	N/A

Month #2 (July 1, 2008-July 31, 2008) Employee Transactions(1)	609	$30.69	N/A	N/A

Month #3 (August 1, 2008-August 31, 2008) Employee Transactions(1)	-	-	-	-

Total Employee Transactions(1)	891	$32.47	N/A	N/A

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

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 3, 2008

MSCI INC. (Registrant)
By:	/s/ Michael K. Neborak
Michael K. Neborak
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED AUGUST 31, 2008

	3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008)

	10.1	MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (filed as Annex B to the Company’s Proxy Statement on Schedule 14A (File No. 001-33812), filed with the SEC on February 28, 2008)

	10.2	MSCI Inc. Performance Formula and Incentive Plan (filed as Annex C to the Company’s Proxy Statement on Schedule 14A (File No. 001-33812), filed with the SEC on February 28, 2008)

*	10.3	Amended and Restated Shareholder Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc.

*	10.4	Amendment No. 1 to the Intellectual Property Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc.

*	10.5	Amendment No. 1 to the Services Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc.

*	10.6	Amendment No. 1 to the Trademark License Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc.

*	10.7	Asset Purchase Agreement, dated as of July 22, 2008, between Morgan Stanley and MSCI Inc.

	11
Statement Re: Computation of Earnings Per Common share (The calculation per share earnings is in Part I, Item I, Note 3 to the Condensed Consolidated Financial Statements (“Earnings Per Common Share”) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.)

*	15	Letter of awareness from Deloitte & Touche LLP, dated October 3, 2008, concerning unaudited interim financial information

**	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

**	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

________________
*	Filed herewith

**	Furnished herewith

E-1