Form 10-K
period 2008-11-30
MSCI Inc.
filed 2009-01-29
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

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

YES  ☒    NO  ☐

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

YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  ☐    NO  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these securities as reported by The New York Stock Exchange on May 30, 2008) was approximately $1,928,395,309.00. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of January 26, 2009, there were 72,354,243 shares of the Registrant’s Class A common stock, $0.01 par value, outstanding and 27,708,653.79 shares of Registrant’s Class B common stock, $0.01 par value, outstanding.

Documents incorporated by reference: Portions of the Registrant’s proxy statement for its annual meeting of stockholders, to be held on April 2, 2009, are incorporated herein by reference into Part III of this Form 10-K.

MSCI INC.

FORM 10-K

FOR THE YEAR ENDED NOVEMBER 30, 2008

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

Overview

We are a leading global provider of investment decision support tools, including indices and portfolio risk and performance analytics for use by institutions in managing equity, fixed income and multi-asset class portfolios. Our flagship products are our international equity indices marketed under the MSCI brand and our equity portfolio analytics marketed under the Barra brand. Our products are used in many areas of the investment process, including portfolio construction and optimization, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, investment manager selection and investment research.

Our clients include asset owners such as pension funds, endowments, foundations, central banks and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; and financial intermediaries such as broker-dealers, exchanges, custodians and investment consultants. As of November 30, 2008, we had over 3,100 clients across 64 countries. We had 20 offices in 14 countries to help serve our diverse client base, with approximately 52% of our revenue from clients in the Americas, 33% in Europe, the Middle East and Africa (“EMEA”), 8% in Japan and 7% in Asia-Pacific (not including Japan), based on fiscal year 2008 revenues.

Our principal sales model is to license annual, recurring subscriptions to our products for use at specified locations by a given number of users for an annual fee paid up front. The substantial majority of our revenues come from these annual, recurring subscriptions. Over time, as their needs evolve, our clients often add product modules, users and locations to their subscriptions, which results in an increase in our revenues per client. Additionally, a significant source of our revenues comes from clients who use our indices as the basis for index-linked investment products such as ETFs. These clients commonly pay us a license fee based on the investment product’s assets. We also generate a limited amount of our revenues from certain exchanges that use our indices as the basis for futures and options contracts and pay us a license fee based on their volume of trades.

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

MSCI Inc. was formed as a Delaware corporation in 1998. Our two shareholders were Morgan Stanley (“Morgan Stanley”) and Capital Group International, Inc. (“Capital Group International”). On December 1, 2004, we acquired Barra, Inc. On November 20, 2007, we completed an initial public offering (“IPO”) of 16.1 million shares of our class A common stock, 2.1 million of which were purchased pursuant to the underwriters’ exercise of their over-allotment option.

In connection with the IPO, we reclassified our outstanding common stock into shares of class A common stock and class B common stock and immediately following the IPO, Morgan Stanley held approximately 81.0 million shares of our class B common stock and Capital Group International held approximately 2.9 million shares of our class B common stock. Under the terms of our Amended and Restated Certificate of Incorporation, when shares of class B common stock convert into shares of class A common stock, they do so on a one-to-one basis. On May 2, 2008, Morgan Stanley converted approximately 28.0 million shares of our class B common stock into class A common stock by selling such shares in a registered secondary equity offering. Capital Group International converted approximately 2.9 million shares of our class B common stock, representing all of its equity interest in us, into shares of our class A common stock and transferred them to its affiliate The Capital Group Companies Charitable Foundation (“Capital Group Charitable Foundation”). Capital Group Charitable Foundation sold all of these shares pursuant to the same registered secondary equity offering. On July 21, 2008, Morgan Stanley converted 23.0 million shares of our class B common stock into shares of class A common stock by selling such shares pursuant to a registered secondary equity offering and converted an additional approximately 2.0 million shares of our class B common stock into shares of our class A common stock by selling such shares on July 23, 2008 pursuant to the underwriters’ exercise of their over-allotment option. As of November 30, 2008, Morgan Stanley held 100.0% of the outstanding shares of our class B common stock, which represents approximately 65.7% of the combined voting power of all classes of voting stock and approximately 27.7% of the economic interest.

Our Products and Services

Our primary products consist of equity indices, equity portfolio analytics and multi-asset class portfolio analytics. We also have product offerings in the areas of fixed income portfolio analytics and risk models, and energy and commodity asset valuation analytics. Our products are generally comprised of proprietary index data or proprietary risk data and/or sophisticated software applications. Our index and risk data are created by applying our models and methodologies to market data. For example, we input closing stock prices and other market data into our index methodologies to calculate our index data, and we input fundamental data and other market data into our risk models to produce our risk forecasts for individual securities and portfolios of securities. Our clients can use our data together with our proprietary software applications, third-party applications or their own applications in their investment processes. Our software applications offer our clients sophisticated portfolio analytics to perform in-depth analysis of their portfolios, using our risk data, the client’s portfolio data and fundamental and market data. Our products are marketed under three leading brands. Our index products are typically branded “MSCI.” Our portfolio analytics products are typically branded “Barra.” Our energy and commodity analytics products are typically branded “FEA.”

Equity Index Products

Our MSCI-branded equity index products are designed to measure returns available to investors across a wide variety of markets (e.g., Europe, Japan or emerging markets), size (e.g., small capitalization or large capitalization), style (e.g., growth or value) and industries (e.g., banks or media). As of November 30, 2008, we calculated over 120,000 equity indices daily.

Approximately 2,300 clients worldwide subscribed to our equity index products for use in their investment portfolios and for market performance measurement and analysis in fiscal 2008. In addition to delivering our products directly to our clients, as of November 30, 2008, we also had approximately 60 third-party financial information and analytics software providers who distribute our various equity index products worldwide. The performance of our equity indices is also frequently referenced when selecting investment managers, assigning return benchmarks in mandates, comparing performance and providing market and academic commentary. The performance of certain of our indices is reported on a daily basis in the financial media.

Our primary equity index products are:

•	MSCI International Equity Indices

The MSCI International Equity Indices are our flagship index products. They are designed to measure returns available to international investors across a variety of public equity markets. As of November 30, 2008, the indices included 70 country indices across developed, emerging and frontier markets, as well as various regional composite indices built from the component country indices, including the well-known MSCI EAFE (Europe, Australasia, and Far East), MSCI World and MSCI Emerging Markets Indices. In addition, the International Equity Indices include industry indices, value and growth style indices and large-, mid-, and small-capitalization size segment indices.

The MSCI International Equity Indices are the most widely used international equity indices in the industry. We continue to enhance and expand this successful product offering. Recent examples include the introduction of the MSCI Frontier Market Indices, the MSCI Asia APEX 50 Index and the MSCI Global Minimum Volatility Indices.

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

We also offer GICS Direct, a joint product of MSCI and Standard & Poor’s. GICS Direct is a database of more than 37,000 active companies and 42,000 securities classified by sector, industry group, industry and sub-industry in accordance with the proprietary GICS methodology.

Equity Portfolio Analytics Products

Our Barra-branded equity portfolio analytics products assist investment professionals in analyzing and managing risks and returns for equities at both the asset and portfolio level in major equity markets worldwide. Barra equity risk models identify and analyze the factors that influence equity asset returns and risk. Our most widely used Barra equity products utilize our fundamental multi-factor equity risk model data to help our clients construct, analyze, optimize and manage equity portfolios. Our multi-factor risk models identify common factors that influence stock price movements, such as industry and style characteristics, based on market and fundamental data. The proprietary risk data available in our products identifies an asset’s or a portfolio’s sensitivities to these common factors. Risk not attributable to the common factors is risk unique to the asset.

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

Single Market Equity Risk Models. Our single market equity risk models identify the unique set of factors most able to explain the risk of portfolios in that market. Examples include our USE3 model (i.e., U.S. equity model, version 3) which models risk for U.S. equity assets and portfolios, and our UKE7 model which models risk for United Kingdom equity assets and portfolios. Data from the USE3 equity risk model is our most commonly licensed Barra risk data.

Global Equity Model (“GEM2”). Our global equity risk model utilizes factors that best explain risks associated with multiple-country equity investing.

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

We have two major products in this area, which differ mainly in how they are delivered to clients and in certain functionality:

•

The BarraOne System. Clients access BarraOne via the Internet, using their desktop browsers. This product includes modules for risk allocation and risk budgeting, performance attribution, and historical “as-of” analysis of portfolios.

•

The Barra TotalRisk System. Clients install TotalRisk on their own information technology infrastructure. This product includes simulation modules that enable clients to perform historical and Monte Carlo value-at-risk calculations.

Currently, we are actively seeking to license subscriptions only to BarraOne and related risk data for multiple asset classes. Most of the features and functionality of Barra TotalRisk have been added to BarraOne, and we are decommissioning Barra TotalRisk. We are currently offering our Barra TotalRisk clients the opportunity to transition to BarraOne.

Other Products

Our other products consist of energy and commodity asset valuation analytics for investors, traders and those hedging investments in these asset classes and fixed income portfolio analytics products to facilitate the investment processes of fixed income investors.

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

Growth Strategy

We have experienced growth in recent years with operating revenues and operating income increasing by 16.5% and 4.5%, respectively, for the year ended November 30, 2008 compared to year ended November 30, 2007, and by 19.1% and 56.5%, respectively, in the fiscal year ended November 30, 2007 compared to the fiscal year ended November 30, 2006.

We believe we are well-positioned for significant growth over time and have a multi-faceted growth strategy that builds on our strong client relationships, products, brands and integral role in the investment process. The number, diversity, size, sophistication and amount of assets held in investment institutions that own, manage and direct financial assets have grown significantly in recent years. These investment institutions increasingly require sophisticated investment management tools such as ours to support their complex and global investment processes. Set forth below are the principal elements of our strategy to grow our company and meet the increasing needs of these institutions for investment decision support tools:

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

We also plan to increase licensing of our indices for index-linked investment products to capitalize on their growth in number and variety. The following table demonstrates the success we have experienced as of November 30, 2008 in licensing our equity indices as the basis of ETFs, and we believe there is potential for continued growth and expansion in this market in the future.

Number of Primary Exchange Listings of ETFs Linked to MSCI Equity Indices

	As of November 30,
Region	2008	2007	2006
Americas	76	62	52
EMEA	85	55	38
Asia	6	4	2

Total	167	121	92

The table below sets forth the assets in ETFs linked to our equity indices:

Assets in ETFs Linked to MSCI Indices

	As of November 30,
MSCI Equity Index	2008	2007	2006
	(in billions)
EAFE	$29.6	$51.5	$37.2
Emerging Markets	22.6	36.4	18.3
US Broad Market	8.2	9.5	6.9
Japan	8.0	13.1	15.8
Europe	4.0	5.3	3.2
Brazil	3.9	8.3	3.1

Subtotal	76.3	124.1	84.5
Other Indices	42.7	67.6	38.0

Total	$119.0	$191.7	$122.5

Source: Bloomberg & MSCI.

The value of the assets in ETFs linked to our equity indices as of the last day of the preceding month will be found under the link “AUM in ETFs Linked to MSCI Indices” on our website at http://ir.msci.com/ beginning on February 2, 2009. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.

•

Expand into client types in which we are underrepresented. We plan to expand into client types in which we do not currently have a leading presence. In particular, we intend to focus on increasing the number of pension funds, sovereign wealth funds and hedge fund managers using our products. For example, many pension funds are familiar with us and our international equity indices because the performance of their equity asset managers is measured in relation to our indices. We believe that our equity and multi-asset class portfolio analytics products would be useful to pension funds managing their investment risk.

•

Expand global presence. We have a strong presence in the U.S., Western Europe and certain parts of Asia. While we have established a presence in selected markets within the Middle East, Asia, Africa, Eastern Europe and Latin America, there is potential for further penetration and growth in these markets. We intend to leverage our strong brands, reputation, products and existing presence to continue to expand in these markets and gain more clients. For example, we have recently opened sales offices in Boston, Chicago, Shanghai, Stamford, Dubai, Mumbai, and made preparations to open an office in Monterrey, Mexico.

•	Product Growth. We plan to develop new product offerings and continue to enhance our existing products through internal product development.

•

Create innovative new equity product offerings and enhancements. In order to maintain and enhance our leadership position, we plan to introduce innovative new products and enhancements to existing products. We maintain an active dialogue with our clients in order to understand their needs and anticipate market developments. Recent launches in our index products include the creation of the MSCI Frontier Market Indices, the MSCI Asia APEX 50 Index and the MSCI Global Minimum Volatility Indices. After extensive client consultations, we launched GEM2, an enhanced version of our global equity model and Aegis 4.2, the corresponding software application. GEM2 provides improved global portfolio risk forecasts and better explanatory power of common sources of asset returns. Within our multi-asset class portfolio analytics product category, significant product launches include BarraOne 3.2 and Monte Carlo Value at Risk.

•

Expand our presence across all asset classes. We believe our well-established reputation and client base in the equity area as well as our experienced research staff provide us with a strong foundation to become a leading provider of tools for investors in multi-asset class portfolios and other asset classes such as fixed income. We are investing in these products, particularly our web-based multi-asset class software application, BarraOne, as well as our US private equity and US real estate models.

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

•

Growth through acquisitions. We intend to actively seek to acquire products, technologies and companies that will enhance, complement or expand our product offerings and client base, as well as increase our ability to provide investment decision support tools to equity, fixed income and multi-asset class investment institutions. We believe that the impact of the global financial crisis on companies in, or serving, the financial services industry may increase the number of attractive acquisition opportunities.

Competitive Advantages

We believe our competitive advantages include the following:

•

Strong brand recognition. Our indices, portfolio analytics and energy and commodity asset valuation analytics, marketed under the MSCI, Barra and FEA brands, respectively, are well-established and recognized throughout the investment community worldwide. We are an industry leader in international equity indices, equity portfolio analytics tools and energy asset valuation analytics products worldwide. Our brand strength reflects the longstanding quality and widespread use of our products. We believe our products are well-positioned to be the tools of choice for investment institutions increasingly looking to third parties for benchmarking, index-linked product creation, portfolio risk management and related tools.

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

•

Global products and operations. Our products cover most major investment markets throughout the world. For example, as of November 30, 2008, our international equity indices included 70 developed, emerging and frontier market countries; and we produced equity risk data for 41 single country models and a model covering an additional 15 European countries; and an integrated multi-asset class risk model that covered 56 equity markets. As of November 30, 2008, our clients were located in 64 countries and many of them have a presence in multiple locations around the world. As of November 30, 2008, our employees were located in 14 countries in order to maintain close contact with our clients and the international markets we follow. We believe our global presence and focus allow us to serve our clients well and capitalize on a great number of business opportunities in many countries and regions of the world.

•

Highly skilled employees. Our workforce is highly skilled, technical and, in some instances, specialized. In particular, our research and software application development departments include experts in advanced mathematics, statistics, finance, portfolio investment and software engineering, who combine strong academic credentials with market experience. As of November 30, 2008, over 50 of our employees held doctorate degrees. Employees in our diverse global client coverage group collectively held more than 68 MBAs or other Masters degrees. Our employees’ experience and knowledge gives us access to, and allows us to add value at, the highest levels of our clients’ organizations.

•

Extensive historical databases. We have accumulated comprehensive databases of historical global market data and proprietary index and risk data. We believe our substantial and valuable databases of proprietary index and risk data, including over 39 years of certain index data history and over 30 years of certain risk data history, would be difficult and costly for another party to replicate. The information is not available from any single source and would require intensive data checking and quality assurance testing that we have performed over our many years of accumulating this data. Historical data is a critical component of our clients’ investment processes, allowing them to research and back-test investment strategies and analyze portfolios over many investment and business cycles and under a variety of historical situations and market environments.

Clients

For the fiscal year ended November 30, 2008, we served over 3,100 clients across 64 countries worldwide with 52% of revenue from our client base in the Americas, 33% in EMEA, 8% in Japan and 7% in Asia-Pacific (not including Japan). Our clients include asset owners such as pension funds, endowments, foundations, central banks and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, ETFs, hedge funds and private wealth; and financial intermediaries such as broker-dealers, exchanges, custodians and investment consultants. To calculate the number of our clients, we have counted affiliates, cities and certain business units within a single organization (e.g., buy-side and sell-side business units) as separate clients when they separately subscribe to our products. For example, the asset management and broker-dealer arms of a diversified financial services firm are treated as separate clients. We have enjoyed very high product subscription Retention Rates. Our Aggregate Retention Rates were 89.9% and 91.9% for the fiscal years ended November 30, 2008 and 2007, respectively. Our Core Retention Rates were 92.1% and 93.4% for the fiscal years ended November 30, 2008 and 2007, respectively. For a description of the calculation of our Aggregate and Core Retention Rates, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Metrics and Drivers—Retention Rate.”

As of November 30, 2008, our equity index products were used by more than 2,300 clients. As of November 30, 2008, our portfolio analytics products were used by over 900 clients worldwide.

Revenues from our ten largest clients contributed a total of 28.6%, 30.8% and 30.5% of revenues for the fiscal years ended November 30, 2008, 2007 and 2006, respectively.

In the fiscal years ended November 30, 2008, 2007, and 2006, our largest client organization by revenue, Barclays, PLC and its affiliates (“Barclays”), accounted for 11.0%, 12.6%, and 11.2% of our operating revenues, respectively. For the fiscal years ended November 30, 2008, 2007, and 2006, approximately 89.7%, 91.5%, and 90.0% of our revenues from Barclays came from fees based on the assets of ETFs linked to MSCI equity indices. In addition, 2.9 % and 3.4% of our revenues in the year ended November 30, 2008 and 2007, respectively, consisted of revenues from Morgan Stanley, our controlling shareholder.

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

Members of our research team and other employees regularly speak at industry conferences, as well as at our own seminars. We host over 100 seminars and workshops per year in locations across the globe. These seminars and workshops bring our staff and our clients’ investment professionals together, expose those professionals to our latest research and product enhancements and give our staff an opportunity to gain insight into our clients’ needs. Our marketing communications professionals also arrange interviews for our professionals in prominent industry journals and issue press releases on product developments and releases. Our marketing department collaborates with our product specialists to analyze our clients’ use of our products and to analyze the competitive landscape for our products.

Sales and Client Support

As of November 30, 2008, we employed over 90 sales people and over 20 client support people worldwide. Of these, over 35 were located in our New York headquarters and over 30 were located in our London office. In the last few years we have expanded our sales effort in two ways. We have opened sales offices in Shanghai, Dubai, Mumbai and Boston, Chicago and Stamford, and made preparations to open an office in Monterrey, Mexico. We have also created more teams dedicated solely to the needs of certain client types such as hedge funds, asset owners and broker dealers. In total, our sales and client support staff was based in 18 offices around the world enabling us to provide valuable face-to-face client service.

Our sales people service established clients and develop new ones. Our client support team provides 24-hour support five days a week to our clients as needed. Client support teams focus on different types of clients. We believe that the size, quality, knowledge and experience of our sales and client support staff, as well as their proximity to clients, differentiate us from our competitors. Because of the sophisticated nature of our products and their uses, our sales and client support staff have strong academic and financial backgrounds. Our sales people are compensated under a salary and bonus system and do not receive commissions.

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

•

Research. Our models are developed by a cross-functional research team of mathematicians, statisticians, financial engineers and investment industry experts. As of November 30, 2008, our research department consisted of over 70 employees, including more than 30 who held Ph.Ds. Our research department combines extensive academic credentials with broad financial and investment industry experience. We monitor investment trends and their drivers globally, as well as analyze product-specific needs in areas such as indexing, risk forecasting, portfolio optimization and value-at-risk simulation. An important way we monitor global investment trends and their implications for our business is through the forum provided by our Editorial Advisory Board (“EAB”). Our EAB, which was established in 1999, meets twice a year and is comprised of senior investment professionals from around the world and senior members of our research team. In 2008, our researchers participated in over 50 industry events and conferences, and their papers have been frequently published in leading academic and industry journals. We sponsor an annual research conference, which took place in 11 cities around the world in 2008, where our researchers discuss their current work, research papers and projects. Our researchers also participate in such discussions at a number of seminars, workshops and webinars we host throughout the year. Our researchers work on both developing new models and methodologies and enhancing existing ones. For example, in our equity index business we announced the MSCI Global Investable Markets Index Series methodology in 2007, which was an enhancement to our then-current International Index Series methodology. This methodology is based on changes we have observed in global equity markets and investing. We also announced other new equity index methodologies, such as the MSCI Global Islamic Indices. In our equity analytics business, we introduced an enhanced Global Equity Model (“GEM2”) in September 2008. GEM2 is designed to provide improved portfolio risk forecasts and better explanatory power of the sources of portfolio return. Among other things, GEM2 benefits from the use of weekly data and additional risk factors. We have research offices in the U.S., Europe and Asia.

•

Data Management and Production. As of November 30, 2008, our data management and production team consisted of more than 250 people in eight countries, and involved a combination of information technology and operations specialists. We licensed a large volume and variety of market data for every major market in the world, including fundamental and return data, from more than 125 third party sources in fiscal 2008. We apply this market data to our models and methodologies to produce our proprietary index and risk data. Our data management and production team oversees this complex process. Our experienced information technology staff builds internal systems and proprietary software and databases that house all of the data we license in order for our data management and production teams to perform data quality checks and run our data production systems. This data factory produces our proprietary index data such as end of day and real time equity indices, and our proprietary risk data such as daily and monthly equity risk forecasts. We have data management and production offices in the U.S., Europe and Asia.

•

Software Engineering. Certain of our proprietary risk data are made available to clients through our proprietary software applications, such as Barra Aegis, BarraOne and Barra Cosmos. As of November 30, 2008, our software engineering team consisted of over 75 individuals, including 12 who held Ph.Ds, with significant experience in both the finance and software industries. Our staff has an extensive skill set, including expertise in both the Java-based technologies used in our web-based, on-demand software application tool for multi-asset class risk analysis and reporting and the Microsoft-based technologies used in our desktop equity and fixed income analytics software products. We also have extensive experience with database technologies, computational programming techniques, scalability and performance analysis and tuning and quality assurance. We use a customized software development methodology that leverages best practices from the software industry, including agile programming, test-driven development, parallel tracking, iterative cycles, prototyping and beta releases. We build our software applications by compiling multiple components, which enables us to reuse designs and codes in multiple products. Our software development projects involve extensive collaboration with our product management team and directly with clients. We have software engineering offices in the U.S., Europe and Asia.

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

The principal competitors for our equity portfolio analytics products are Applied Portfolio Technologies (a unit of Sunguard), Axioma, Inc., FactSet Research Systems, Inc., Northfield Information Services, Inc., and Wilshire Analytics. The primary competitors for our multi-asset class portfolio analytics products are Algorithmics (a member of Fimalac S.A.) and RiskMetrics Group, Inc.

Additionally, many of the larger broker-dealers have developed proprietary analytics tools for their clients. Similarly, many investment institutions, particularly the larger global organizations, have developed their own internal analytics tools.

For our other products where our revenues are less significant, we also have a variety of other competitors.

Employees

As of November 30, 2008, we employed 766 full-time employees and 121 temporary employees worldwide. Of our 121 temporary employees, 82 were consultants who were contracted to work on various projects. Certain services have been provided to us by other Morgan Stanley employees, not included in the numbers above. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Impacting Comparability of Our Financial Results—Our Relationship with Morgan Stanley.”

Arrangements Between Morgan Stanley and Us

General

At the time of the IPO, we entered into certain agreements with Morgan Stanley to define our ongoing relationship following the offering and to contemplate our obligations in the event of Morgan Stanley’s divestiture of its entire interest in us. Following the IPO, we have also entered into certain agreements with Morgan Stanley in the ordinary course of business. Set forth below are descriptions of certain agreements, relationships and transactions we have with Morgan Stanley.

Services Agreement

On July 21, 2008, we entered into an amended services agreement with Morgan Stanley pursuant to which Morgan Stanley agreed to provide, directly or indirectly through its subsidiaries or subcontractors, services in the areas of human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services, treasury and other services for so long as Morgan Stanley owns greater than 50% of the total voting power to elect our directors. The services Morgan Stanley will continue to provide upon owning 50% or less of the total voting power to elect our directors are subject to renegotiation in good faith, and will be provided for a period not to exceed 12 months. As long as Morgan Stanley owns more than 50% of the total voting power to elect our directors, payment for these services will be based on an internal cost allocation methodology based on fully loaded cost (i.e., allocated direct costs of providing the services, plus all related overhead and out-of-pocket costs and expenses) and an allocation to us of a portion of compensation related expenses for Morgan Stanley senior executives, in each case, consistent with past practices. Upon the sale or other disposition of any portion of our business, assets or properties, Morgan Stanley’s obligation to provide any service in respect of such disposed business, assets or properties will terminate. Similarly, if our business increases significantly or we acquire any business, assets or properties, Morgan Stanley will not have to provide any services in respect of such increase or acquired business, assets or properties.

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

For the fiscal year ended November 30, 2008, we paid Morgan Stanley $32.3 million, which includes $14.0 million for expenses incurred by Morgan Stanley on our behalf and $18.3 million for cost allocations related to services provided by Morgan Stanley personnel, in connection with the amended services agreement.

Tax Sharing Agreement

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

Furthermore, under the tax sharing agreement, Morgan Stanley prepared and filed the consolidated federal and applicable consolidated, combined or unitary income tax returns that include taxable periods in which we or a member of our taxable group, on the one hand, and Morgan Stanley or a member of its taxable group, on the other hand, are included. Tax audits and controversies relating to Morgan Stanley or a member of its taxable group, regardless of whether such tax audit or controversy relates to us or a member of our taxable group, will be controlled by Morgan Stanley. However, in certain circumstances we may be entitled to control certain audits or controversies relating to taxes that solely relate to us or a member of our taxable group.

Prior to May 2, 2008, we filed federal income tax returns and certain other income tax returns with Morgan Stanley on a consolidated, combined or unitary basis. After May 2, 2008, we began filing only certain state and local income tax returns with Morgan Stanley on such basis. We expect to continue to file certain state and local income tax returns with Morgan Stanley on a consolidated, combined or unitary basis until Morgan Stanley’s voting power to elect our directors falls below 50%. For the fiscal year ended November 30, 2008, Morgan Stanley allocated $24.0 million to us as our share of tax amounts due pursuant to the tax sharing agreement.

License Agreement

On July 21, 2008, we entered into an amended trademark license agreement with Morgan Stanley which grants us an exclusive royalty-free license to use the Morgan Stanley trademark “Morgan Stanley Capital International” for so long as Morgan Stanley owns greater than 50% of the total voting power to elect our directors. Pursuant to the agreement, we must cease using the trademark “Morgan Stanley Capital International” within 90 days after Morgan Stanley ceases to own greater than 50% of the total voting power to elect our directors. We own the MSCI trademark and plan to continue to use the MSCI brand after Morgan Stanley ceases to own greater than 50% of the total voting power to elect our directors.

Intellectual Property Agreement

On July 21, 2008, we entered into an intellectual property agreement with Morgan Stanley granting both parties a reciprocal, non-exclusive, perpetual, irrevocable, world-wide, royalty-free license to use hardware settings and configurations, generic software libraries and routines and generic document templates owned and not separately commercialized by the granting party, that have been used by the grantee party prior to the date upon which Morgan Stanley ceases to own greater than 50% of the total voting power to elect our directors.

Ongoing Leasehold Arrangements

As of November 30, 2008, we leased an aggregate of approximately 8,800 square feet of office space from Morgan Stanley for our research/operations office in Mumbai, India. The rent and other terms of this lease agreement are consistent with arm’s-length commercially reasonable terms for agreements of this type. For the fiscal year ended November 30, 2008, we paid Morgan Stanley $3.0 million in connection with this and other leases that were terminated during the year.

As of November 30, 2008, our leases in Geneva, Switzerland and Frankfurt, Germany were guaranteed by subsidiaries of Morgan Stanley.

We assumed Morgan Stanley’s guarantee for the Geneva office lease effective December 4, 2008.

Morgan Stanley Agreements with Third Parties

Historically, we have received services provided by third parties pursuant to various agreements that Morgan Stanley has entered into for the benefit of its affiliates. We pay the third parties directly for the services they provide to us or reimburse Morgan Stanley through an allocation for our share of the actual costs incurred under the agreements. If Morgan Stanley ceases to own greater than 50% of the total voting power to elect our directors, we intend to continue to procure some of these third-party services through Morgan Stanley to the extent we are permitted (and elect to) or are required to do so.

Shareholder Agreement

On July 21, 2008, we entered into an amended and restated shareholder agreement with Morgan Stanley under which we granted to Morgan Stanley a continuing option, transferable to any of its subsidiaries, to purchase, under certain circumstances, additional shares of class B common stock or shares of any of our nonvoting capital stock (the “Options”). The Options may be exercised by Morgan Stanley simultaneously with the issuance of any equity securities by us only to maintain Morgan Stanley’s ownership percentage of the total voting power of our stock at a minimum of 50.1%. We also agree to indemnify Morgan Stanley with respect to liabilities resulting from our breach of the shareholder agreement. The purchase price of the shares of class B common stock purchased upon any exercise of the Options will be based on the market price at which class A common stock may be purchased by third parties as of the date of delivery of notice of exercise of the Options. The Options will terminate in the event that Morgan Stanley reduces its ownership percentage in us to less than 50.1% of the total voting power of our stock. We do not intend to issue additional shares of class B common stock except pursuant to the exercise of the Options.

For so long as Morgan Stanley’s ownership percentage is at least 50.1% of the total voting power of our stock, we will agree to (i) not take any action or enter into any commitment or agreement which, to our knowledge, may reasonably be anticipated to result in a violation or event of default by Morgan Stanley or any of its subsidiaries of applicable law or regulation, any provision of Morgan Stanley’s certificate of incorporation or bylaws, any credit agreement or other material agreement of Morgan Stanley, or any judgment, order or decree of any governmental body, agency or court having jurisdiction over Morgan Stanley or its assets; and (ii) not take any action, including the redemption or repurchase of our stock, that has the direct or indirect effect of reducing the amount of our outstanding stock without the prior written approval of Morgan Stanley, if such action would cause Morgan Stanley’s ownership percentage of the total voting power of our stock to be less than 50.1%.

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

We will pay certain expenses in connection with certain “demand” or “piggyback” registrations, except underwriting discounts, commissions and transfer taxes, if any. For the fiscal year ended November 30, 2008, we paid $1.6 million in expenses pursuant to the amended and restated shareholder agreement. The shareholder agreement sets forth customary registration procedures, including an agreement by us to make our management available for road show presentations in connection with any underwritten offerings. We also agree to indemnify Morgan Stanley and its transferees with respect to liabilities or expenses resulting from untrue statements or omissions or alleged untrue statements or omissions in any registration statement used in any such registration, other than any actual or alleged untrue statements or omissions resulting from information furnished to us for use in the registration statement by the underwriters, Morgan Stanley or any transferee.

Certain rights of Morgan Stanley and its transferees under the shareholder agreement remain in effect with respect to the shares of class B common stock covered by the agreement for ten years or earlier if those shares have been transferred to persons other than those holding more than 3% of our outstanding common stock.

Under the amended and restated shareholder agreement, as long as Morgan Stanley’s ownership percentage of the total voting power of our stock is at least 50.1%, Morgan Stanley has the right to fill any vacancies on our Board of Directors, to increase the size of the Board by creating new directorships. Under the amended and restated shareholder agreement, if Morgan Stanley’s ownership percentage of the total voting power of our stock is less than 50.1%, Morgan Stanley has the right to designate two directors of our Board as long as Morgan Stanley owns at least 10% of our outstanding stock.

Credit Facility

On November 14, 2007, we entered into a secured $500.0 million credit facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto pursuant to a credit agreement dated as of November 20, 2007 (the “Credit Facility”). Outstanding borrowings under the Credit Facility initially accrued interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving credit facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving credit facility and 2.00% in the case of the term loan B facility. In April 2008 and again in July 2008, the Company’s fixed margin rate was reduced by 0.25%. On November 28, 2008, the rates were adjusted to 4.20% and 4.70% following a LIBOR reset. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively. At November 30, 2008, $402.8 million was outstanding and there was $75.0 million of unused credit under the revolving credit facility. Interest and principal requirements are paid quarterly.

The revolving credit facility is available for working capital requirements and other general corporate purposes (including the financing of permitted acquisitions), subject to certain conditions, and matures on November 20, 2012. Banc of America Securities LLC and an affiliate of Morgan Stanley acted as joint lead arrangers for the Credit Facility. For a description of certain provisions of our Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Asset Purchase Agreement

On July 22, 2008, we entered into an asset purchase agreement with Morgan Stanley & Co. Incorporated pursuant to which Morgan Stanley & Co. Incorporated and certain other affiliates of Morgan Stanley sold to us certain furniture, equipment and fixtures that we had been using in our business. Historically we had been charged for the use of such assets on a monthly basis by Morgan Stanley. The purchase price of the assets was approximately $3.5 million.

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

Our ability to produce our products and develop new products is dependent upon the products of other suppliers, including certain data, software and service suppliers. Our index and analytics products are dependent upon (and of little value without) updates from our data suppliers and most of our software products are dependent upon (and of little value without) continuing access to historical and current data. As of November 30, 2008, we utilized and distributed certain data provided to us by over 125 data sources, including large volumes of data from certain stock exchanges around the world. If the products of our suppliers have errors, are delayed, have design defects, are unavailable on acceptable terms or are not available at all, our business, financial condition or results of operations could be materially adversely affected.

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

•

Pending Third-Party Litigation—There is currently litigation pending in the U.S. and abroad regarding whether issuers of index-linked investment products are required to obtain a license from the index owner or whether companies may issue and trade investment products based on a publicly-available index without the need for permission from (or payment to) the index owner. We are not a party to these suits, but they may have a material impact on our business. In a relevant case in 2006, a federal appeals court ruled against Dow Jones & Company, Inc. (Dow Jones) and The McGraw-Hill Companies (McGraw-Hill) in their attempt to prevent International Securities Exchange, Inc. from offering options on ETFs based on Dow Jones’ and McGraw-Hill’s indices. If the courts further determine that a license is not required to issue investment products linked to indices, this could have a material adverse effect on our business, financial condition or results of operations. It might also lead to changes in current industry practices such that we would no longer make our index level data publicly available, such as via our website or news media.

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

Our business is dependent on the financial viability of our clients. If our clients are negatively impacted by adverse conditions in the financial markets and are forced to shut-down or consolidate, our business, financial condition or results of operations may be materially adversely affected.

Most of our clients are in the financial services industry. For example, asset managers accounted for 67.6% of our revenues as of November 30, 2008. Stock market volatility, lack of available credit and reduction in revenues in 2008 led to the closure or consolidation of a number of our clients, including asset manager, broker-dealer and hedge fund clients. We expect such events in 2008 to impact our financial results, including our run rates and Aggregate and Core Retention Rates, in the near term. Furthermore, if such trends continue, we may not be able to generate future growth and demand for our products may decrease, which could have a material adverse effect on our business, financial condition or results of operations.

If our clients do not remain financially viable or if the negative conditions in the financial markets persist or worsen, we may be forced to increase our provisions for bad debts, which could adversely affect our profitability.

Our business is dependent on our clients’ continued investment in equity securities. If our clients significantly reduce their investments in equity securities, our business, financial condition or results of operations may be materially adversely affected.

The majority of our revenues comes from our products that are focused on various aspects of managing or monitoring equity portfolios. To the extent our clients’ investment emphasis significantly changes from equity to fixed income securities or multi-asset class or derivative strategies, the demand for equity products would likely decrease, which could have a material adverse effect on our business, financial condition or results of operations.

Our revenues and earnings are affected by changes in the capital markets, particularly the equity capital markets.

Clients that use our indices as the basis for certain index-linked investment products, such as exchange traded funds and mutual funds, commonly pay us a fee based on the investment product’s assets. These asset-based fees make up a significant portion of our revenues. They were 16.9%, 18.6% and 15.0% of revenues for the years ended November 30, 2008, 2007 and 2006, respectively. These asset-based fees accounted for 48%, 52% and 45% of the revenues from our ten largest clients in the fiscal years ended November 30, 2008, 2007 and 2006, respectively. Economic uncertainty and volatile capital markets, such as those witnessed in 2008, as well as changing investment styles, may influence an investor’s decision to invest in and maintain an investment in an index-linked investment product. For example, as of November 30, 2008, the value of assets in ETFs linked to MSCI equity indices was $119.0 billion, which was 37.9% lower than the value of such assets as of November 30, 2007. Net asset depreciation accounted for $99.7 billion of the decline, which was offset by $27.0 billion in net asset inflows. Also, uncertain market conditions have resulted in investments being directed away from mutual funds. For example, according to the Investment Company Institute, the outflows for equity mutual funds in the United States, year-to-date, as of November 2008 were $215.7 billion. Continuing economic uncertainty and market volatility could result in the fluctuation of or increased declines in our asset-based fees, which could have a material adverse effect on our business, financial condition or results of operations.

Consolidation within our target markets may affect our business.

Consolidation in the financial services industry could reduce our existing client base and the number of potential clients. For example, stock market volatility and the lack of available credit and reductions in revenues in 2008 led to the closure or merger of a number of our clients, including broker-dealer, asset manager and hedge fund clients. If consolidation continues, it may negatively impact our ability to generate future growth and may reduce demand for our products, which could have a material adverse effect on our business, financial condition or results of operations.

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

For the fiscal years ended November 30, 2008, 2007 and 2006, revenues from our ten largest clients accounted for 28.6%, 30.8% and 30.5% of our total revenues, respectively. If we fail to obtain a significant number of new clients or if one of our largest clients cancels its subscriptions or investment product licenses and we are unsuccessful in replacing those subscriptions or licenses, our business, financial condition or results of operation could be materially adversely affected. For the fiscal years ended November 30, 2008, 2007 and 2006, our largest client organization by revenue, Barclays PLC and affiliates, accounted for 11.0%, 12.6% and 11.2% of our total revenues, respectively. For the fiscal year 2008, approximately 89.7% of the revenue from Barclays came from fees based on the assets in Barclays’ exchange traded funds based on MSCI indices.

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

•	failure to integrate the operations or management of any acquired operations or assets successfully and on a timely and cost effective basis;

•	failure to achieve assumed synergies;

•	insufficient knowledge of the operations and markets of acquired businesses;

•	increased debt, which may be incurred under terms less favorable than those associated with our current debt;

•	dilution of your common stock;

•	loss of key personnel;

•	diversion of management’s attention from existing operations or other priorities; and

•	inability to secure, on terms we find acceptable, sufficient financing that may be required for any such acquisition or investment.

In the event that we experience a high level of acquisition related activity within a limited period of time the possibility of occurrence of these risks would likely increase for that period. In addition, if we are unsuccessful in completing acquisitions of other businesses, operations or assets or if such opportunities for expansion do not arise, our future growth, business, financial condition or results of operations could be materially adversely affected.

Our revenues, expenses, assets and liabilities are subject to foreign currency exchange fluctuation risk.

We are subject to foreign currency exchange fluctuation risk. Exchange rate movements can impact the U.S. dollar reported value of our revenues, expenses, assets and liabilities denominated in non-U.S. dollar currencies or where the currency of such items is different than the functional currency of the entity where these items were recorded.

Substantially all of our revenues from our index linked investment products are based on fees earned on the value of assets invested in securities denominated in currencies other than the U.S. dollar. For all operations outside the United States where the Company has designated the local non-U.S. dollar currency as the functional currency, revenue and expenses are translated using average monthly exchange rates and assets and liabilities are translated into U.S. dollars using month-end exchange rates. For these operations, currency translation adjustments arising from a change in the rate of exchange between the functional currency and the U.S. dollar are accumulated in a separate component of shareholders’ equity. In addition, transaction gains and losses arising from a change in exchange rates for transactions denominated in a currency other than the functional currency of the entity are reflected in other non-operating income (expense).

Revenues from index-linked investment products represented approximately 16.9% and 18.6% of operating revenues for the fiscal years ended November 30, 2008 and 2007, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, substantially all of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in euros, pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the fiscal years ended November 30, 2008 and 2007, approximately 14.1% and 15.3%, respectively, of our operating revenues were invoiced in currencies other than U.S. dollars. Approximately half of our foreign currency revenues were in euros and a quarter in pounds sterling and Japanese yen, respectively, over those periods.

We are exposed to additional foreign currency risk in certain of our operating costs. Although our expenses are generally in U.S. dollars, some of our operating expenses are incurred in non-U.S. dollar denominated currencies. Approximately 27.5% and 23.1%, of our operating expenses for the fiscal year ended November 30, 2008 and 2007, respectively, were denominated in foreign currencies, the significant majority of which were denominated in Swiss francs, pounds sterling, Hong Kong dollars, euros, Japanese yen, and Hungarian forint. Expenses incurred in foreign currency may increase as we expand our business outside the U.S. and replace services provided by Morgan Stanley which are paid in U.S. dollars.

We have certain assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, a loss resulted from the devaluation of the value of the functional currency. As a result of these positions, we recognized foreign currency exchange losses of $4.3 million for the fiscal year ended November 30, 2008. These losses on foreign currency exchange were primarily due to the strengthening of the US dollar. We do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency.

To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase and could have a material adverse effect on our business, financial condition or results of operations.

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

•

Investment Advisers Act—We believe that our products do not provide investment advice for purposes of the Investment Advisers Act of 1940. Future developments in our product line or changes to the current laws, rules or regulations could cause this status to change. It is possible we may become registered as an investment adviser under the Investment Advisers Act or similar laws in states or foreign jurisdictions. As a registered investment adviser, we would be subject to the requirements and regulations of the Investment Advisers Act, which relate to, among other things, fiduciary duties, recordkeeping and reporting requirements, disclosure requirements, limitations on agency and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. We may also be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

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

•

Soft Dollars—Approximately 12%, 13% and 12% of our revenues were paid through soft dollar arrangements for the fiscal years ended November 30, 2008, 2007 and 2006, respectively. U.S. clients accounted for 62%, 68% and 76% of total soft dollar revenues for the fiscal years ended November 30, 2008, 2007 and 2006, respectively. On July 18, 2006, the SEC issued Interpretive Release No. 34-54165, which became effective on July 24, 2006. The release provides guidance on asset managers’ use of client commissions to pay for brokerage and research services within the scope of Section 28(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Interpretive Release outlines a framework for determining what types of research services fall within the safe harbor provisions of that section. Market participants had a six-month grace period that ended on January 24, 2007 to bring their soft dollar practices into compliance with the new guidance. We rely on our clients to determine whether our products fall within the description of eligible research services, whether our products provide lawful and appropriate assistance to the money manager in undertaking investment decisions, and whether the commissions are reasonable in relation to the value of the products provided for their particular business in the U.S. and abroad. If clients decide they cannot or will not pay for our products through soft dollar arrangements, or if additional rules are issued or certain interpretations are followed that narrow the definition of research or brokerage services that can be paid for on behalf of a money manager through use of soft dollars in the U.S. or abroad or the safe harbor provisions of Section 28(e) of the Exchange Act are eliminated, our revenues could decrease.

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

On November 14, 2007, we entered into the $500.0 million Credit Facility. See “Item 1.—Business—Arrangements Between Morgan Stanley and Us—Credit Facility” and “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” As of November 30, 2008, we had $402.8 million of indebtedness under the Credit Facility ($380.5 million in long term debt and $22.3 million in current maturities) and cash and cash equivalents of $268.1 million.

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

Our operations depend on our ability to protect our equipment and the information stored in our databases against fires, floods, earthquakes and other natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, terrorist attacks on sites where we or our clients are located, and other catastrophic events. We also depend on accessible office facilities for our employees in order for our operations to function properly. There is no assurance that the business continuity measures we have taken to reduce the risk of interruption in our operations caused by these events will be sufficient.

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

As we continue to expand our international operations, we increase our exposure to political, economic, legal, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability. We have recently opened sales offices in Shanghai, Dubai and Mumbai and have made preparations to open an office in Monterrey, Mexico. We have also established and intend to further grow our presence in the Middle East, Asia, Africa, Eastern Europe and Latin America. For example, on November 30, 2008, we had 141 full-time employees in Mumbai and Budapest, compared to 67 on November 30, 2007. In many countries, the laws and regulations applicable to the financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally.

We may incur unanticipated costs in connection with establishing and maintaining offices in emerging market locations.

Our plans call for us to increase the proportion of our employees in emerging market locations. The cost of establishing and maintaining these offices, including costs related to information technology infrastructure, as well as the costs of attracting and retaining employees in these locations may be higher, or may increase at a faster rate, than we anticipate which could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Relationship with Morgan Stanley

Morgan Stanley owns a controlling interest in our company and the interests of Morgan Stanley may conflict with ours and with those of our other shareholders.

As of November 30, 2008, Morgan Stanley owned 100.0% of the outstanding shares of our class B common stock. Our class A common stock has one vote per share, and our class B common stock generally has five votes per share other than with respect to a limited number of matters specified in our Amended and Restated Certificate of Incorporation (such as approval of transactions by which a third-party might acquire control of us). As of November 30, 2008, Morgan Stanley, as the only holder of shares of class B common stock, controlled approximately 65.7% of the combined voting power of all classes of voting stock, except when amending or altering any provision of our Amended and Restated Certificate of Incorporation or By-laws so as to adversely affect the rights of the other class. For example, Morgan Stanley is able to direct the election of all of the members of our Board of Directors, who determine our strategic plans, approve major financing decisions and appoint top management. In addition, as a holder of all of our class B common stock, Morgan Stanley may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to holders of our class A common stock or adversely affect us or other investors. Because Morgan Stanley’s interests as our controlling shareholder may differ from other investors’ interests, actions taken by Morgan Stanley with respect to us may not be favorable to other investors.

We have also entered into an amended services agreement and a number of other agreements with Morgan Stanley setting forth various matters governing our relationship with Morgan Stanley while it remains a significant shareholder in us. For a description of these agreements, see “Item 1.—Business—Arrangements Between Morgan Stanley and Us.” These agreements govern the provision of corporate services to us and are likely to affect our ability to make certain acquisitions or to merge or consolidate or to sell all or substantially all our assets. The rights of Morgan Stanley under these agreements may allow Morgan Stanley to delay or prevent an acquisition of us or prevent a redemption or repurchase of our common stock that our other shareholders, including you, may consider favorable. We may not be able to terminate these agreements or amend them in a manner we deem more favorable, except in accordance with their terms.

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

•

Intercompany agreements. We entered into certain agreements with Morgan Stanley pursuant to which Morgan Stanley provides us with certain human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services, treasury and other services for so long as Morgan Stanley owns greater than 50% of the total voting power to elect our directors. The services Morgan Stanley will continue to provide upon owning 50% or less of the total voting power to elect our directors are subject to renegotiation in good faith, and will be provided for a period not to exceed 12 months. It is expected, for so long as Morgan Stanley owns greater than 50% of the total voting power to elect our directors, that payments for these services will be based on an internal cost allocation methodology based on fully loaded cost ( i.e., allocated direct costs of providing the services, plus all related overhead and out-of-pocket costs and expenses) and an allocation to us of a portion of compensation-related expenses for Morgan Stanley senior executives, in each case, consistent with past practices. In addition, conflicts could arise in the interpretations of any extension or renegotiation of these agreements. See “Item 1.—Business—Arrangements Between Morgan Stanley and Us.”

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

Our historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone company during the periods presented and may not be indicative of the results we will achieve over time as a stand-alone public company. The historical costs and expenses reflected in our consolidated financial statements include an allocation for certain corporate functions historically provided by Morgan Stanley, including portions of human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services and treasury. These allocations were based on what we and Morgan Stanley considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. The historical information does not necessarily indicate what our results of operations, financial condition, cash flows or costs and expenses will be over time, or that our costs as a stand-alone company will be similar. For additional information, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 6.—Selected Consolidated Financial Data” and the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Since the completion of our IPO in November 2007, we have been establishing our own financial, administrative and other support functions to replace those services provided by Morgan Stanley and we cannot assure you that over time we will be able to operate our business as effectively or cost efficiently as Morgan Stanley.

Historically, we have relied on certain financial, administrative and other resources of Morgan Stanley to operate our business both domestically and internationally. We completed our IPO in November 2007 and as a result of our IPO, we began enhancing certain financial, legal and compliance, administrative, information technology and other support systems and processes or contracting with third parties to replace Morgan Stanley’s systems.

At the time of the IPO, we entered into a services agreement, which was subsequently amended, with Morgan Stanley pursuant to which Morgan Stanley will continue to provide some of these services to us for so long as Morgan Stanley owns greater than 50% of the total voting power to elect our directors. The services Morgan Stanley will continue to provide upon owning 50% or less of the total voting power to elect our directors are subject to renegotiation in good faith, and will be provided for a period not to exceed 12 months.

For so long as Morgan Stanley owns greater than 50% of the total voting power to elect our directors, compensation for services under the amended services agreement with Morgan Stanley will be determined, consistent with past practices, using an internal cost allocation methodology based on fully loaded cost (i.e., allocated direct costs of providing the services, plus all related overhead and out-of-pocket costs and expenses), as well as the portion of compensation related expenses for Morgan Stanley senior executives as allocated to us. See “Item 1.—Business—Arrangements Between Morgan Stanley and Us” for a description of these arrangements. For the fiscal years ended November 30, 2008, 2007 and 2006, expenses related to services provided by Morgan Stanley personnel were $18.3 million, $26.4 million and $23.1 million, respectively. For the three-month periods ended November 30, 2008 and 2007, expenses related to services provided by Morgan Stanley personnel were $2.3 million and $6.6 million, respectively. We currently rely on Morgan Stanley primarily for certain IT-related services. See “Item 1.—Business—Arrangements Between Morgan Stanley and Us.”

The services we have obtained to replace those provided by Morgan Stanley have been established within the last year and may not be sufficient to meet our needs. Upon the sale or other disposition of any portion of our business, assets or properties, Morgan Stanley’s obligation to provide any service in respect of such disposed business, assets or properties will terminate. Similarly, if our business increases significantly or we acquire any business, assets or properties, Morgan Stanley will not have to provide any services in respect of such increase or acquired business, assets or properties. These services may not be sufficient to meet our needs and, after these agreements with Morgan Stanley terminate, we may not be able to replace these services at all or obtain these services at acceptable prices and terms. Any failure or significant downturn in our financial or administrative policies and systems could have a material adverse effect on our business, financial condition or results of operations.

In connection with our IPO, we entered into agreements with Morgan Stanley relating to the ongoing provision of services and other matters that may be on terms less favorable to us than if they had been negotiated with another party, and we agreed to indemnify Morgan Stanley for, among other things, certain past, present and future liabilities related to our business.

In connection with our IPO, we entered into agreements with Morgan Stanley relating to the ongoing provision of services and other matters while still a majority-owned subsidiary of Morgan Stanley. Accordingly, the terms of these agreements may not reflect those that would have been reached with another party on an arm’s-length basis. If these agreements were entered into with another party, we may have obtained more favorable terms. See “Item 1.—Business—Arrangements Between Morgan Stanley and Us.”

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

We have been able to take advantage of Morgan Stanley’s purchasing power in the U.S. and internationally in procuring goods, technology and services, including market data, travel, insurance, employee benefit support and audit services. As a stand-alone company, we may be unable to obtain goods, technology and services at prices and on terms as favorable as those available to us prior to becoming a stand-alone company, which could have a material adverse effect on our business, financial condition or results of operations.

Additionally, if we are unable to continue to file combined returns with Morgan Stanley, our tax liability may also increase due to increased income taxed in certain state and local jurisdictions where combined filings were previously made with Morgan Stanley.

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

The obligations associated with being a public company require significant resources and management attention.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. All of the procedures and practices required as a majority-owned subsidiary of Morgan Stanley were previously established, but we have established additional procedures and practices as a stand-alone public company. As a result, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not previously incur. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements.

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

Holders of our class A common stock have one vote per share, and holders of our class B common stock generally have five votes per share, other than with respect to a limited number of matters specified in our Amended and Restated Certificate of Incorporation (such as approval of transactions by which a third-party might acquire control of us). Morgan Stanley, as the holder of all of our shares of class B common stock controls approximately 65.7% of the combined voting power of all classes of voting stock other than with respect to those matters. For example, Morgan Stanley is able to direct the election of all of the members of our Board of Directors, who determine our strategic plans (including certain acquisitions), approve major financing decisions and appoint top management. In addition, the holders of the class B common stock may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to holders of our class A common stock or adversely affect us or other investors. All of the class B common stock is beneficially owned by Morgan Stanley and class B shares are only transferable to Morgan Stanley, Capital Group International or one of their subsidiaries or affiliates. Any such shares of class B common stock transferred to a person other than Morgan Stanley, Capital Group International or one of their subsidiaries or affiliates automatically convert into one share of class A common stock upon such disposition. Morgan Stanley may in the future decide to divest all or a portion of its interest in the class B common stock.

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

Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could depress the market price of our class A common stock. This would include sales by Morgan Stanley and restricted shares of class A common stock and options to purchase shares of class A common stock granted in connection with our IPO and pursuant to our equity incentive compensation plan.

As of November 30, 2008, 72,354,383 shares of our class A common stock were outstanding and freely tradable without restriction or further registration under the Securities Act of 1933, as amended by persons other than our affiliates within the meaning of Rule 144 under the Securities Act. As of November 30, 2008, Morgan Stanley held 27,708,653.79 shares of our class B common stock. Any shares of class B common stock transferred to a person other than Morgan Stanley, Capital Group International or one of their subsidiaries or affiliates automatically converts into one share of class A common stock, upon such disposition.

In November 2007, we filed a registration statement registering under the Securities Act the 12,500,000 shares of class A common stock reserved for issuance in respect of incentive awards to our officers and certain of our employees pursuant to the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan and the 500,000 shares of class A common stock reserved for issuance in respect of equity awards made to our directors who are not employees of the Company or Morgan Stanley pursuant to the MSCI Independent Directors’ Equity Compensation Plan. As of November 30, 2008, we had issued 98,687 and 8,292 shares of class A common stock under the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan and MSCI Independent Directors’ Equity Compensation Plan, respectively.

Also in the future, we may issue additional shares of our common stock in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of the outstanding common stock.

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

Moreover, we have opted out of the business combination provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) until such time as Morgan Stanley owns 50% or less of the total voting power to elect our directors, after which we will be governed by these provisions. Section 203 prohibits a person who acquires more than 15% but less than 85% of all classes of our outstanding voting stock without the approval of our Board of Directors from merging or combining with us for a period of three years, unless the merger or combination is approved by a two-thirds vote of the shares not owned by such person. These provisions would apply even if the proposed merger or acquisition could be considered beneficial by some shareholders.

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

Our corporate headquarters are located in New York, New York. This is also our largest sales office and one of our main research centers. As of November 30, 2008, our principal offices consisted of the following leased properties:

Location	Square Feet	Expiration Date
Berkeley, California	59,000	June 30, 2014
New York, New York	42,400	December 31, 2014
Geneva, Switzerland	20,670	March 31, 2009
Budapest, Hungary	18,330	February 28, 2014
Mumbai, India	17,320	August 7, 2013
London, England	14,585	September 5, 2014
Hong Kong, China	9,971	January 31, 2015
Tokyo, Japan	4,290	August 31, 2010

As of November 30, 2008, we also leased sales and client support offices in the following locations: Boston, Massachusetts, Cape Town (Newlands), South Africa; Chicago, Illinois; Dubai, United Arab Emirates; Frankfurt, Germany; Milan, Italy; Mumbai, India; Paris, France; Stamford, Connecticut; San Francisco, California; Sao Paulo, Brazil; Shanghai, China; and Sydney, Australia.

We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

On December 22, 2008, we signed a new lease for reduced office space in Geneva, Switzerland effective for a 10-year period beginning April 1, 2009.

Item 3.	Legal Proceedings

From time to time we may be a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

Nothing required to be disclosed.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price and Dividends

Our class A common stock has traded on the New York Stock Exchange since November 15, 2007 under the symbol “MXB.” Prior to that time, there was no public market for our common stock. As of November 30, 2008, there were approximately 16 shareholders of record of our class A common stock. The following table sets forth the high and low closing sales prices per share of our class A common stock from November 15, 2007 through November 30, 2008.

Fiscal year ended November 30,	High	Low
2008
First Quarter	$38.40	$26.63
Second Quarter	37.34	23.57
Third Quarter	37.59	29.64
Fourth Quarter	29.62	11.88

2007
Fourth Quarter(1)	$27.80	$24.96

(1)	Our class A common stock began trading on November 15, 2007.

On January 26, 2009, the closing price of our class A common stock on the New York Stock Exchange was $17.23.

Our class B common stock is neither listed nor publicly traded. As of January 26, 2009, there was one shareholder of record of our class B common stock.

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

The Transfer Agent and Registrar for the common stock is BNY Mellon Shareowner Services.

Equity Compensation Plans

On November 2, 2007 and November 5, 2007, our shareholders and Board of Directors approved, respectively, the implementation of the MSCI Independent Directors’ Equity Compensation Plan. Directors that are not employees of the Company or Morgan Stanley receive annual Board retainer fees and fees for serving on the Company’s committees, if applicable, and pursuant to the terms of the MSCI Independent Directors’ Equity Compensation Plan, a director may make an election to receive all or any portion of such director’s retainer and committee fees in shares of our class A common stock. Directors who are not employees of the Company or Morgan Stanley are entitled to receive an annual grant of $50,000 each in stock units which are subject to a vesting schedule. The total number of shares authorized to be awarded under the plan is 500,000.

On November 2, 2007 and November 5, 2007, our shareholders and Board of Directors approved, respectively, the implementation of the MSCI 2007 Equity Incentive Compensation Plan. On April 8, 2008, our shareholders approved the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan. The MSCI Amended and Restated 2007 Equity Incentive Compensation Plan permits the Compensation Committee to make grants of a variety of equity based awards (such as stock, restricted stock, stock units and options) totaling up to 12.5 million shares to eligible recipients, including employees and consultants. No awards are permitted after November 2, 2017.

The following table sets forth certain information with respect to our equity compensation plans at November 30, 2008:

	Number of Securities to be Issued Upon Vesting of Restricted Stock Units and Exercise of Outstanding Options a	Weighted Average Unit Award Value of Restricted Stock Units and Weighted-Average Exercise Price of Outstanding Options b	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) c
Equity Compensation Plans Approved by Security Holders
MSCI Independent Directors’ Equity Compensation Plan(1)	5,358	$27.98	465,186
MSCI Amended and Restated 2007 Equity Incentive Compensation Plan	4,819,660	$18.00	7,638,467

Total	4,825,018	$18.00	8,103,653

(1)	The MSCI Independent Directors’ Equity Compensation Plan does not authorize the issuance of options to purchase MSCI common stock.

Stock Repurchases

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the quarter ended November 30, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (September 1, 2008-September 30, 2008) Employee Transactions(1)	3,723	$23.43	N/A	N/A
Month #2 (October 1, 2008-October 31, 2008) Employee Transactions(1)	404	$18.79	N/A	N/A
Month #3 (November 1, 2008-November 30, 2008) Employee Transactions(1)	—	—	—	—

Total Employee Transactions(1)	4,127	$22.98	N/A	N/A

(1)	Includes shares withheld to offset tax withholding obligations that occur upon vesting and delivery of outstanding shares underlying restricted stock units and/or upon the exercise of employee stock options. The value of the shares withheld was determined using the fair market value of the Company’s class A common shares on the date of withholding, using a valuation methodology established by the Company.

Recent Sales of Unregistered Securities.

None.

Use of Proceeds from Sale of Registered Securities

None.

13 MONTH STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholders return on our class A common stock, the Standard & Poor’s 500 Stock Index and the NYSE Composite Index since November 15, 2007 assuming an investment of $100 at the closing price on November 15, 2007. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the class A common stock. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	For the Years Ended November 30,
	2008	2007
MSCI Inc.	$59.00	$106.00
S&P 500	$62.00	$102.00
NYSE Composite Index	$58.00	$102.00

Item 6.	Selected Consolidated Financial Data

Our selected consolidated financial data for the periods presented should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

The selected consolidated statements of income data for the fiscal years ended November 30, 2008, 2007, and 2006 and the selected consolidated financial condition data as of November 30, 2008 and 2007 are derived from our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K. Our consolidated financial statements for the years ended November 30, 2008, 2007 and 2006 have been audited and reported upon by Deloitte & Touche LLP, an independent registered public accounting firm. The selected consolidated statement of income data for the fiscal years ended November 30, 2005 and 2004 and the selected consolidated statement of financial condition data as of November 30, 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The selected financial information presented below may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a stand-alone company during the periods presented.

	For the fiscal year ended November 30,
	2008	2007	2006		2005	2004(1)
	(in thousands, except per share data)
Operating revenues	$430,961	$369,886	$310,698		$278,474	$178,446
Total operating expenses	295,171	239,927	227,649		205,567	148,739

Operating income	135,790	129,959	83,049		72,907	29,707
Interest and other expense (income), net	26,147	(3,333)	(16,420)		(7,990)	(911)
Provision for income taxes	41,375	52,181	36,097		30,449	9,711

Income before discontinued operations and cumulative effect of change in accounting principle	68,268	81,111	63,372		50,448	20,907
Income (loss) from discontinued operations	—	—	8,073		3,793	(54)
Cumulative effect of change in accounting principle	—	—	—		313	—

Net income	$68,268	$81,111	$71,445		$54,554	$20,853

Earnings per basic common share:
Continuing operations	$0.68	$0.96	$0.76		$0.60	$0.37
Discontinued operations	—	—	0.10		0.05	—
Cumulative effect of change in accounting principle	—	—	—		—	—

Earnings per basic common share	$0.68	$0.96	$0.85		$0.65	$0.37

Earnings per diluted common share:
Continuing operations	$0.67	$0.96	$0.76		$0.60	$0.37
Discontinued operations	—	—	0.10		0.05	—
Cumulative effect of change in accounting principle	—	—	—		—	—

Earnings per diluted common share	$0.67	$0.96	$0.85	(1)	$0.65	$0.37

Weighted average shares outstanding used in computing earnings per share
Basic	100,037	84,608	83,900		83,900	56,256

Diluted	101,904	84,624	83,900		83,900	56,256

Cash and cash equivalents	$268,077	$33,818	$24,362		$23,411	$33,076
Cash deposited with related parties	$—	$137,625	$330,231		$252,882	$98,873
Trade receivables (net of allowances)	$85,723	$77,748	$62,337		$74,765	$63,139
Goodwill and intangible assets, net of accumulated amortization	$587,530	$616,030	$642,383		$668,539	$781,238
Deferred revenue	$144,711	$125,230	$102,368		$87,952	$88,689
Long-term debt, net of current maturities	$379,709	$402,750	$—		$—	$—
Current maturities of long-term debt	$22,086	$22,250	$—		$—	$—
Total shareholders’ equity	$286,382	$200,021	$825,712		$757,217	$708,501
Total assets	$1,015,048	$904,679	$1,112,775		$1,047,519	$996,444

Certain prior period balances have been reclassified to conform to current period presentations. Numbers may not total due to rounding.
(1)	On June 3, 2004, Morgan Stanley completed the acquisition of Barra. The operations of Barra have been included with our results of operations since that date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global provider of investment decision support tools, including indices and portfolio risk and performance analytics for use by institutions in managing equity, fixed income and multi-asset class portfolios. Our flagship products are our international equity indices marketed under the MSCI brand and our equity portfolio analytics marketed under the Barra brand. Our products are used in many areas of the investment process, including portfolio construction and optimization, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, investment manager selection and investment research.

Our clients include asset owners such as pension funds, endowments, foundations, central banks and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; and financial intermediaries such as broker-dealers, exchanges, custodians and investment consultants. As of November 30, 2008, we had over 3,100 clients across 64 countries. We had 20 offices in 14 countries to help serve our diverse client base, with approximately 52% of our revenue from clients in the Americas, 33% in Europe, the Middle East and Africa (“EMEA”), 8% in Japan and 7% in Asia-Pacific (not including Japan), based on fiscal year 2008 revenues.

Our principal sales model is to license annual, recurring subscriptions to our products for use at specified locations by a given number of users for an annual fee paid up front. The substantial majority of our revenues come from these annual, recurring subscriptions. Over time, as their needs evolve, our clients often add product modules, users and locations to their subscriptions, which results in an increase in our revenues per client. Additionally, a significant source of our revenues comes from clients who use our indices as the basis for index-linked investment products such as ETFs. These clients commonly pay us a license fee based on the investment product’s assets. We also generate a limited amount of our revenues from certain exchanges that use our indices as the basis for futures and options contracts and pay us a license fee based on their volume of trades.

In evaluating our financial performance, we focus on revenue growth for the company in total and by product category as well as operating profit growth and the level of profitability as measured by our operating margin. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our operating profits into excess cash in the future. We expect to use this cash to make investments in our business both internally and externally through acquisitions in order to capitalize on the many growth opportunities before us and to expand our market position. Our revenue growth strategy includes: (a) expanding and deepening our relationships with investment institutions worldwide; (b) developing new and enhancing existing equity product offerings, as well as further developing and growing our investment tools for multi-asset class investment institutions; and (c) actively seeking to acquire products, technologies and companies that will enhance, complement or expand our client base and our product offerings. See “Item 1.—Business—Growth Strategy.”

To maintain and accelerate our revenue and operating income growth, we will continue to invest in and expand our operating functions and infrastructure, including new sales and client support staff and facilities in locations around the world; additional staff and supporting technology for our research and our data management and production functions; and additional personnel and supporting technology in our general and administrative functions, particularly finance and human resources personnel required to operate as a stand-alone public company. At the same time, managing and controlling our operating expenses is very important to us and a distinct part of our culture. Over time, our goal is to keep the rate of growth of our operating expenses below the rate of growth of our revenues allowing us to expand our operating margins. However, at times, because of significant market opportunities, it may be more important to us to invest in our business in order to support increased efforts to attract new clients and to develop new product offerings, rather than emphasize short-term operating margin expansion. Furthermore, in some periods our operating expense growth may exceed our operating revenue growth due to the variability of revenues from several of our products, including our equity indices licensed as the basis of ETFs.

Product enhancements continued throughout fiscal years 2007 and 2008. In 2007, Aegis 4.1, BarraOne 1.9 and the MSCI Global Investable Market Indices (“GIMI”) Methodology were released. Recent launches in our index products include the creation of the MSCI Frontier Market Indices, the MSCI Asia APEX 50 Index and the MSCI Global Minimum Volatility Indices. We also launched GEM2, an enhanced version of our global equity model (GEM) and Aegis 4.2, the corresponding software application. Within our multi-asset class portfolio analytics product category, significant product launches include BarraOne 3.2 and Monte Carlo Value at Risk. See “Item 1. Business—Our Products and Services.”

Business Environment

Various sectors of the global financial market have been adversely affected by a current market environment that includes illiquidity and widening credit spreads, unprecedented market volatility, and changes in interest rates, foreign exchange rates, investor participation levels and legal and regulatory, accounting, tax and compliance requirements. Commencing in the second half of 2008, the conditions in the financial market impacted our business particularly with respect to our equity index asset based fees due to declines in the value of assets in ETFs linked to our products and our revenues from our equity portfolio analytics due to the closure of dedicated quant funds, both standalone and within traditional asset managers, and quantitative teams which support fundamental money managers.

The vast majority of our business is granting licenses to clients in the financial services industry, including asset managers, brokers-dealers, exchanges and other institutional clients. The lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity have had a negative impact on a number of our clients and if current levels of market disruption and volatility continue or worsen, we could, in turn, experience additional negative effects on revenues from subscriptions to our products and fees from investment products linked to our indices.

We do not believe that our liquidity has been affected by the recent events in the global financial markets. See “—Liquidity and Capital Resources—Cash Flows” below.

Key Financial Metrics and Drivers

Revenues

Our principal sales model is to license annual, recurring subscriptions to our products for use at specified locations by a given number of client users for an annual fee paid upfront. The substantial majority of our revenues come from these annual, recurring subscriptions. These fees are recorded as deferred revenues on our consolidated statement of financial condition and are recognized each month on our income statement as the service is rendered. Over time, as their needs evolve, our clients often add product modules, users and locations to their subscriptions, which results in an increase in our revenues per client. Additionally, a significant source of our revenues comes from clients who use our indices as the basis for certain index-linked investment products such as ETFs, passive mutual funds and structured products. These clients commonly pay us a license fee based on the investment product’s assets.

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

Revenues from our index-linked investment product licenses, such as ETFs, increase or decrease as a result of changes in value of the assets in the investment products. These changes in the value of the assets in the investment products can result from equity market price changes, investment inflows and outflows and changes in foreign currency exchange rates. In most cases, fees for these licenses are paid quarterly in arrears and are calculated by multiplying a negotiated basis point fee times the average daily assets in the investment product for the most recent period.

Equity Portfolio Analytics

This category includes revenues from annual, recurring subscriptions to Barra Aegis and our proprietary risk data in Barra Aegis; Equity Models Direct products; and our proprietary equity risk data incorporated in third-party software application offerings (e.g., Barra on Vendors).

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

Our Equity Models Direct risk data is distributed directly to clients who then combine it with their own software applications or upload the risk data onto third-party applications. A base subscription to our Equity Models Direct product provides equity risk data for a set fee that authorizes one to two users. By licensing the client to receive equity risk model data for additional countries, or increasing the number of permitted client users or client locations, we can further increase our revenues per client.

The Barra on Vendors product makes our proprietary risk data from our Equity Models Direct product available to clients via third party providers, such as FactSet Research Systems, Inc.

Multi-Asset Class Portfolio Analytics

This category includes revenues from annual, recurring subscriptions to BarraOne and Barra TotalRisk together with our proprietary risk data for multiple asset classes. Currently, we are actively selling subscriptions only to BarraOne and related risk data. Most of the features and functionality of TotalRisk have been added to BarraOne, and we are decommissioning TotalRisk. As this happens, we will offer our TotalRisk clients the opportunity to transition to BarraOne. As this transition takes place, revenues from this product group will increasingly come from BarraOne. Therefore, we expect declines in revenues from TotalRisk.

Other Products

This category includes revenues from a number of products, including FEA for energy and commodity asset valuation analytics, Barra Cosmos for fixed income analytics and hedge fund indices and products.

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of our total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as our “Run Rate.” The Run Rate at a particular point in time represents the forward-looking fees for the next 12 months from all subscriptions and investment product licenses we currently provide to our clients under renewable contracts assuming all contracts that come up for renewal are renewed and assuming then-current exchange rates. For any license whose fees are linked to an investment product’s assets or trading volume, with the exception of ETFs, the Run Rate calculation reflects an annualization of the most recent periodic fee earned under such license. The Run Rate for ETFs was calculated based on the average AUM for the last month of the fiscal quarter. The Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal at the time we receive such notice, even if the notice is not effective until a later date.

Because the Run Rate represents potential future fees, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and one-time sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset-based fees, which may result from market movements or from investment inflows into and outflows from investment products linked to our indices;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indices;

•	price changes;

•	timing differences under GAAP between when we receive fees and the realization of the related revenues; and

•	fluctuations in foreign exchange rates.

The following table sets forth our Run Rate as of the dates indicated and the percentage growth over the prior period:

	As of November 30,			Comparison of
				November 30, 2008 to 2007	November 30, 2007 to 2006
	2008(1)	2007(1)	2006(1)
	(in thousands)
Run Rates
Equity indices
Subscription	$170,992	$141,560	$116,190	20.8%	21.8%
Asset based fees	51,596	76,467	43,369	(32.5%)	76.3%

Equity Indices total	$222,588	$218,027	$159,559	2.1%	36.6%
Equity portfolio analytics	129,168	124,668	106,624	3.6%	16.9%
Multi-asset class analytics	35,105	29,243	21,285	20.0%	37.4%
Other
Subscription	19,699	17,958	18,002	9.7%	(0.2%)
Hedge fund indices	1,380	5,063	6,980	(72.7%)	(27.5%)

Other total	$21,079	$23,021	$24,982	(8.4%)	(7.8%)

Total Run Rate	$407,940	$394,959	$312,450	3.3%	26.4%

Subscription total	$354,964	$313,429	$262,101	13.3%	19.6%
Asset based fees total	52,976	81,530	50,349	(35.0%)	61.9%

Total Run Rate	$407,940	$394,959	$312,450	3.3%	26.4%

(1)	The Run Rates as of the fiscal year end 2008, 2007 and 2006 have been lowered by $2.5 million to remove contracts that were determined to be non-recurring.

Changes in Run Rate between periods reflect increases from new subscriptions, decreases from cancellations, increases or decreases, as the case may be, from the change in the value of assets of investment products linked to MSCI indices, the change in trading volumes of futures and options contracts linked to MSCI indices, price changes and fluctuations in foreign exchange rates.

Retention Rates

Because subscription cancellations decrease our Run Rate and ultimately our operating revenues, other key metrics are our “Aggregate Retention Rate” and “Core Retention Rate, which are collectively referred to as “Retention Rates.” The annual Aggregate Retention Rate represents the retained subscription Run Rate (beginning subscription Run Rate less actual cancels during the year) as a percentage of the subscription Run Rate at the beginning of the fiscal year. If a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation for purposes of calculating our Aggregate Retention Rate. Our Core Retention Rate is calculated in the same way as our Aggregate Retention Rate, except that the Core Retention Rate does not treat switches between products as a cancellation. Our Aggregate and Core Retention Rates are computed on a product-by-product basis. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction. We do not calculate Aggregate or Core Retention Rates for that portion of our Run Rate attributable to assets in investment products linked to our indices or to trading volumes of futures and options contracts linked to our indices. Aggregate and Core Retention Rates for a non-annual period reflect the annualization of the cancels recorded in the period.

The following table sets forth our Retention Rates as of the dates indicated:

	For the Fiscal Year Ended November 30,
	2008	2007	2006
Aggregate Retention Rate	89.9%	91.8%	90.6%
Core Retention Rate	92.1%	93.3%	91.5%

The following table sets forth our Aggregate Retention Rates by product category for the periods indicated for fiscal years 2008, 2007 and 2006:

	Equity Index	Equity Portfolio Analytics	Multi-Asset Class Analytics	Other(1)	Total
2008
Qtr Ended February 29,	98.0%	95.2%	98.6%	91.7%	96.6%
Qtr Ended May 31,	94.3%	88.9%	76.9%	96.1%	90.6%
Qtr Ended August 31,	95.6%	87.7%	91.1%	89.1%	91.6%
Qtr Ended November 30,	89.3%	69.6%	85.1%	80.8%	80.6%
Year Ended November 30,	94.3%	85.3%	87.9%	89.4%	89.9%

2007
Qtr Ended February 28,	97.3%	95.3%	92.7%	78.7%	94.8%
Qtr Ended May 31,	94.7%	95.8%	78.9%	89.6%	93.5%
Qtr Ended August 31,	95.8%	88.5%	95.4%	88.8%	92.3%
Qtr Ended November 30,	94.2%	85.3%	92.1%	85.0%	89.8%
Year Ended November 30,	95.5%	91.2%	89.8%	74.1%	91.8%

2006
Qtr Ended February 28,	96.9%	94.0%	100.0%	90.5%	95.5%
Qtr Ended May 31,	95.6%	90.8%	89.1%	87.3%	92.5%
Qtr Ended August 31,	96.7%	92.0%	72.0%	89.6%	92.2%
Qtr Ended November 30,	86.4%	77.3%	88.7%	77.2%	82.1%
Year Ended November 30,	93.9%	88.6%	87.4%	86.1%	90.6%

(1)	In fiscal 2007, the annual Aggregate Retention Rate for the Other category is lower than the average of the quarterly Aggregate Retention Rates due to the decommissioning of our fixed income indices in the first quarter of 2007.

The following table sets forth our Core Retention Rates by product category for the periods indicated for fiscal years 2008 and 2007. Comparable data for fiscal year 2006 is not available:

	Equity Index	Equity Portfolio Analytics	Multi-Asset Class Analytics	Other(1)	Total
2008
Qtr Ended February 29,	98.1%	96.8%	98.6%	91.7%	97.2%
Qtr Ended May 31,	94.5%	91.8%	76.9%	96.1%	91.9%
Qtr Ended August 31,	96.0%	92.0%	93.7%	93.1%	94.1%
Qtr Ended November 30,	89.5%	80.5%	86.8%	83.6%	85.3%
Year Ended November 30,	94.5%	90.3%	89.0%	91.1%	92.1%

2007
Qtr Ended February 28,	98.1%	96.2%	92.7%	78.7%	95.5%
Qtr Ended May 31,	95.5%	96.6%	94.2%	91.3%	95.5%
Qtr Ended August 31,	96.0%	94.1%	95.4%	92.1%	94.9%
Qtr Ended November 30,	94.4%	86.7%	93.3%	85.0%	90.5%
Year Ended November 30,	96.0%	93.4%	93.9%	75.4%	93.3%

2006
Qtr Ended February 28,	96.9%	95.2%	100.0%	91.5%	96.0%
Qtr Ended May 31,	96.3%	92.2%	89.1%	87.9%	93.4%
Qtr Ended August 31,	97.2%	92.7%	74.6%	90.1%	93.0%
Qtr Ended November 30,	86.8%	79.3%	91.1%	79.3%	83.5%
Year Ended November 30,	94.3%	89.8%	88.7%	87.2%	91.5%

(1)	In fiscal 2007, annual Core Retention Rates for the Other category is lower than the average quarterly Core Retention Rates due to the decommissioning of our fixed income indices in the first quarter of 2007.

The quarterly Retention Rates are calculated by annualizing the actual cancellations recorded during the quarter. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Retention Rate for the quarter.

For example, in the fourth quarter of 2008, we recorded cancellations of $15.2 million. To derive the Aggregate Retention Rate for the fourth quarter, we annualized the actual cancellations during the quarter of $15.2 million to derive $60.8 million of annualized cancellations. This $60.8 million was then divided by the subscription Run Rate at the beginning of the year of $313.4 million to derive a cancellation rate of 19.4%. The 19.4% was then subtracted from 100.0% to derive an Aggregate Retention Rate for the quarter of 80.6%.

For the calculation of the Core Retention Rate the same methodology was used except the amount of cancellations in the quarter was reduced by the amount of product swaps. For example, in fourth quarter 2008 we had product swaps of $3.7 million which was subtracted from the $15.2 million of actual cancels to derive core cancels of $11.5 million. This $11.5 million was annualized to derive $46.0 million of annualized cancellations which was then divided by the beginning year Run Rate of $313.4 million to derive a cancellation rate of 14.7%. The 14.7% was then subtracted from 100% to derive the Core Retention Rate of 85.3% for the fourth quarter.

Retention Rates for the fourth fiscal quarter of 2008 declined reflecting stock market volatility, the closure or merger of a number of our clients and the shutdown of quantitative funds and teams. In fiscal 2008, 48% of our cancellations occurred in the fourth fiscal quarter. In recent years on average, approximately 40% of our subscription cancellations have occurred in the fourth fiscal quarter. As a result, Retention Rates are generally higher during the first three fiscal quarters and lower in the fourth fiscal quarter.

Expenses

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions, and typically represent 50% to 60% of our total operating expenses. These expenses generally contribute to the majority of our expense increases from period to period, reflecting current staff compensation and benefit increases and increased staffing levels. As we continue to replace Morgan Stanley services, we will incur greater compensation and benefits related expenses. Continued growth of our staff in lower cost locations around the world is an important factor in our ability to manage and control the growth of our compensation and benefits expenses. As of November 30, 2008, 28% of our employees were located in emerging market centers, compared to 18% as of November 30, 2007. An important location for us is Mumbai, India, where we have increased our staff levels significantly since commencing our operations there in early 2004 with a small staff in data management and production. Subsequently, we expanded the scale of our operations there by adding teams in research and administration, as well as by continuing to expand the data management and production team. Our office in Mumbai has grown from 12 employees as of November 30, 2004 to 86 full-time employees as of November 30, 2008. Another important location for us is Budapest, Hungary, where we opened an office in August 2007. We plan to continue to develop this location as an important information technology and software engineering center. Our Budapest office had 55 employees as of November 30, 2008. In the second half of 2008, we made preparations to open an office in Monterrey, Mexico to serve clients in the Americas.

Another significant expense for us is the allocation and replacement expenses related to services provided by our principal shareholder, Morgan Stanley. As a majority-owned subsidiary of Morgan Stanley, historically, we have relied on Morgan Stanley to provide a number of administrative support services and facilities. Although we will continue to operate under the amended services agreement with Morgan Stanley, the amount and composition of our expenses may vary from historical levels as we replace these services with ones supplied by us or by third parties. See “Item 1. Business—Arrangements Between Morgan Stanley and Us—Services Agreement.” In fiscal years 2008 and 2007, we invested in expanding our own administrative functions, including finance, legal and compliance and human resources, as well as information technology infrastructure, to replace services currently provided by Morgan Stanley. Because of initial set-up costs and overlaps with services provided by Morgan Stanley, our expenses increased in fiscal years 2008 and 2007 and as we continue to expand and replace these services, our expenses may continue to increase. See “Item 1A. Risk Factors—Since the completion of our IPO in November 2007, we have been establishing our own financial, administrative and other support functions to replace those services provided by Morgan Stanley and we cannot assure you that over time we will be able to operate our business as effectively or cost efficiently as Morgan Stanley.” In fiscal years 2008 and 2007, we incurred additional costs as a public company, including directors’ compensation, audit, listing fees, investor relations, stock administration and regulatory compliance costs.

Information technology costs, which include market data, amortization of hardware and software products, and telecommunications services, are also an important part of our expense base.

We group our expenses into three categories:

•	Cost of services,

•	Selling, general and administrative (“SG&A”), and

•	Amortization of intangible assets.

In both the cost of services and SG&A expense categories, compensation and benefits represents the majority of our expenses. Other costs associated with the number of employees such as office space and professional services are included in both the cost of services and SG&A expense categories consistent with the allocation of employees to those respective areas.

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

Selling, General and Administrative

This category includes compensation and benefits expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category is compensation and benefits. As such, they generally contribute to a majority of our expense increases from period to period, reflecting compensation increases for current staff and increased staffing levels. Other significant expenses are for services provided by Morgan Stanley and office space.

Amortization of Intangible Assets

This category consists of expenses related to amortizing intangible assets arising from the acquisition of Barra in June 2004. At the time of acquisition, the intangible assets had weighted average useful lives ranging from 1.5 to 21.5 years. Our intangible assets consist primarily of technology and software, trademarks and client relationships. At November 30, 2008, our intangible assets totaled $145.9 million, net of accumulated amortization. For the fiscal year ended November 30, 2008, amortization expenses related to intangibles amounted to $28.5 million and represented 9.7% of our total operating expenses of $295.2 million.

Interest Expense (Income) and Other, net

This category consists primarily of interest we pay on our Credit Facility entered into on November 14, 2007 as well as interest we pay on payables to related parties, interest we collect on cash balances, including cash deposited with Morgan Stanley prior to July 1, 2008, foreign currency gains and losses, as well as other non-operating income and expense items. For the fiscal year ending November 30, 2007, interest expense (income) and other, net also included interest incurred on the demand note payable to Morgan Stanley. All outstanding balances on the demand note were paid as of November 20, 2007. Average cash balances and the weighted average yield received are the two largest factors causing changes in interest income from period to period. As a result of the payment in cash and the demand notes associated with the $973.0 million dividend paid on July 19, 2007, described below under “—Factors Impacting Comparability of Our Financial Results—July 2007 Dividend,” and our Credit Facility, we incurred substantially lower interest income and substantially higher interest expense, which we expect to remain consistent in future periods.

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

Our Relationship with Morgan Stanley

Prior to July 1, 2008, our consolidated financial statements were derived from the financial statements and accounting records of Morgan Stanley using the historical results of operations and historical bases of assets and liabilities of our business. Following July 1, 2008, only certain tax, allocation and compensation and benefits related information have been derived from the financial statements and accounting records of Morgan Stanley. The historical costs and expenses reflected in our audited consolidated financial statements include an allocation for certain corporate functions historically provided by Morgan Stanley, including human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services, treasury and other services. On July 21, 2008, we entered into an amended services agreement with Morgan Stanley pursuant to which Morgan Stanley and its affiliates agreed to provide us with certain of these services for so long as Morgan Stanley owns greater than 50% of the total voting power to elect our directors and for periods, varying for different services, of up to 12 months thereafter. For the fiscal years ended November 30, 2008, 2007 and 2006, direct cost allocation expenses related to services provided by Morgan Stanley personnel were $18.3 million, $26.4 million and $23.1 million, respectively. These allocations were based on what we and Morgan Stanley considered to be reasonable reflections of the utilization levels of these services required in support of our business and are based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead. The historical information does not necessarily indicate what our results of operations, financial condition or cash flows will be in the future.

Allocation and Replacement Expenses Related to Morgan Stanley Services

	For the Fiscal Year Ended November 30,
Amounts in thousands	2008	2007
Allocation Expenses	$18,280	$26,415
Replacement Expenses
Compensation	9,132	481
Non-compensation
Recurring	7,012	—
Non-recurring	8,814	821
Depreciation	2,527	—

Non-compensation total	18,353	821

Replacement Expenses—Total	27,485	1,302

Total Allocation and Replacement Expenses	$45,765	$27,717

Compensation Total	$9,132	$481
Non-Compensation Total	36,633	27,236

Total Allocation and Replacement Expenses	$45,765	$27,717

In total, allocation and replacement expenses related to services provided by Morgan Stanley personnel were $45.8 million ($9.1 million of compensation and $36.6 million of non-compensation) for fiscal year 2008 compared to $27.7 million ($0.5 million of compensation and $27.2 million of non-compensation) in fiscal year 2007. Expenses associated with replacing services previously provided by Morgan Stanley were $27.5 million in fiscal year 2008 compared to $1.3 million for fiscal year 2007. The expense allocation from Morgan Stanley was $18.3 million for fiscal year 2008 compared to $26.4 million for fiscal year 2007.

As we continue to replace services currently provided by Morgan Stanley, our expenses may be higher or lower than the amounts reflected in the consolidated statements of income. Pursuant to the amended services agreement, Morgan Stanley and its affiliates agreed to provide us with services, including certain human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services, treasury and other services. Payment for these services will be determined, consistent with past practices, using an internal cost allocation methodology based on fully loaded cost (i.e., allocated direct costs of providing the services, plus all related overhead and out-of-pocket costs and expenses). In fiscal year 2008, we implemented a majority of our own financial, administrative and other support systems or contracted with third parties to replace Morgan Stanley’s systems. We also established our own accounting and internal auditing functions separate from those historically provided to us by Morgan Stanley.

Public Company Expenses

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. All of the procedures and practices required as a majority-owned subsidiary of Morgan Stanley were previously established, but we have and continue to add procedures and practices required as a public company. As a result, we have incurred public company expenses including legal, accounting and other expenses of $5.4 million and $0.9 million for the fiscal years ended November 30, 2008 and 2007, respectively.

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

On November 14, 2007, we entered into the $500 million Credit Facility of which we borrowed $425.0 million to pay a portion of the $625.9 million demand note held by Morgan Stanley. The balance of the demand note was repaid with a portion of the proceeds from our IPO. As of November 30, 2008, we had borrowings of $402.8 million outstanding under our Credit Facility. See “—Liquidity and Capital Resources—Credit Facility” and Note 5 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the Credit Facility.

As a result of this dividend and the Credit Facility, interest income was substantially lower and interest expense was substantially higher in fiscal 2008.

Founders Grant

On November 6, 2007, our Board of Directors approved the award of founders grants to our employees in the form of restricted stock units and/or options. The aggregate value of the grants, which were made on November 14, 2007, was approximately $68.0 million of restricted stock units and options. The restricted stock units and options vest over a four-year period, with 50% vesting on the second anniversary of the grant date and 25% vesting on the third and fourth anniversary of the grant date. The options have an exercise price per share of $18.00 and have a term of ten years subject to earlier cancellation in certain circumstances. The aggregate value of the options is calculated using the Black-Scholes valuation method consistent with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

The pre-tax expense of the founders grant for 2008 was approximately $26.9 million, prior to any estimated or actual forfeitures. After estimated forfeitures, the pre-tax expense of the founders grant for 2008 was $25.6 million. The pre-tax expense of the founders grant for 2007 was approximately $1.1 million, prior to any estimated or actual forfeitures. After estimated forfeitures, the pre-tax expense of the founders grant for 2007 was $0.8 million. The anticipated pre-tax expense of the founders grant is approximately $24.9 million, $9.2 million and $3.9 million for the fiscal years ended November 30, 2009, 2010 and 2011, respectively, prior to any estimated or actual forfeitures. We periodically review our forfeiture estimates and update them as we deem appropriate.

Share Reclassification

On October 24, 2007, our Board of Directors approved the Amended and Restated Certificate of Incorporation, which included: (i) authority to issue 850,000,000 shares of stock, consisting of 500,000,000 shares of class A common stock, par value $0.01 per share, 250,000,000 shares of class B common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share; and (ii) a reclassification of each share of our then outstanding common stock into 2,861.235208 shares of class B common stock. All per share computations included in the accompanying consolidated financial statements have been restated to reflect the reclassification.

Weighted Shares Outstanding

In November 2007, we completed our IPO in which we issued 16.1 million class A common shares. Therefore, the weighted average common shares outstanding for fiscal year 2008 include these additional shares while these shares were only outstanding for a partial period in fiscal year 2007, and not included in fiscal year 2006. Weighted average common shares outstanding for fiscal year 2008 also include actual shares and restricted stock awards issued to employees and non-employee directors during the year.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe the estimates and judgments upon which we rely are reasonable based upon information available to us at the time these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, research and development and software capitalization, allowance for doubtful accounts, tax contingencies, impairment of long-lived assets and accrued compensation. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

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

Research and Development and Software Capitalization

We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs (SFAS No. 2), and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (SFAS No. 86). SFAS No. 2 requires that research and development costs generally be expensed as incurred. SFAS No. 86 specifies that costs incurred in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to clients. Judgment is required in determining when technological feasibility of a product is established. Costs incurred after technological feasibility is established have not been material, and accordingly, we have expensed all research and development costs when incurred. Research and development costs for the fiscal years ended November 30, 2008, 2007 and 2006 were approximately $56.5 million, $57.0 million and $55.4 million, respectively.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded when it is probable and estimable that a receivable will not be collected. The allowance for doubtful accounts was approximately $0.7 million at November 30, 2008 and approximately $1.6 million at each of November 30, 2007 and 2006. Changes in the allowance for doubtful accounts from November 30, 2006 to November 30, 2008 were as follows:

Amount
(in thousands)
Balance as of November 30, 2006	$1,588
Addition to provision	119
Amounts written off	(123)

Balance as of November 30, 2007	1,584
Recovery of bad debt	(817)
Amounts written off	(55)

Balance as of November 30, 2008	$712

Tax Contingencies

Prior to May 2, 2008, our taxable income was included in the consolidated U.S. federal income tax return of Morgan Stanley and continues to be included in returns filed by Morgan Stanley with certain state taxing jurisdictions. Our foreign income tax returns have always been filed on a separate company basis. Our federal and foreign income tax liability has been computed and presented in the consolidated financial statements as if we were a separate taxpaying entity in the periods presented. The state and local tax liability presented in these statements reflects the fact that we are included in certain state filings of Morgan Stanley, and that our tax liability is affected by the attributions of the group. We will generally continue to file certain state income tax returns with Morgan Stanley on a consolidated, combined or unitary basis under applicable state law until we are no longer permitted to do so. If Morgan Stanley’s ownership of our common stock falls below the relevant threshold, which may occur as a result of, among other things, a subsequent sale by Morgan Stanley of our common stock, we will file the relevant state income tax return as a separate taxable group.

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

As part of a product review on July 15, 2007, we decided to transition certain clients from Barra TotalRisk to BarraOne and other products. At the end of the transition, TotalRisk will no longer be offered. We performed an impairment test in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). We have determined there is no impairment of this asset. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the remaining useful life of the asset was shortened from four-and-a-half years to two-and-a-half years. The revised useful life will result in higher amortization expenses related to this asset of $3.5 million for each of the fiscal years ended November 30, 2008 and 2009.

Accrued Compensation

We make significant estimates in determining our accrued non-stock based compensation and benefits expenses. A significant portion of our employee incentive compensation programs are discretionary. Each year-end we determine the amount of discretionary cash bonus pools. We also review compensation and benefits expenses throughout the year to determine how overall performance compares to management’s expectations. We take these and other factors, including historical performance, into account in reviewing accrued discretionary cash compensation estimates quarterly and adjusting accrual rates as appropriate. Changes to these factors could cause a material increase or decrease in the amount of expense that we report in a particular period. Accrued non stock-based compensation and related benefits as of November 30, 2008 was $55.0 million.

Results of Operations

Fiscal Year Ended November 30, 2008 Compared to Fiscal Year Ended November 30, 2007

	For the Fiscal Year Ended November 30,		Increase/(Decrease)
	2008	2007
	(in thousands, except per share data)
Operating revenues	$430,961	$369,886	$61,075	16.5%
Operating expenses:
Cost of services	124,671	121,752	2,919	2.4%
Selling, general and administrative	142,000	91,822	50,178	54.6%
Amortization of intangible assets	28,500	26,353	2,147	8.1%

Total operating expenses	295,171	239,927	55,244	23.0%

Operating income	135,790	129,959	5,831	4.5%
Interest expense (income) and other, net	26,147	(3,333)	29,480	nm
Provision for income taxes	41,375	52,181	(10,806)	(20.7%)

Net income	$68,268	$81,111	$(12,843)	(15.8%)

Earnings per basic common share	$0.68	$0.96	$(0.28)	(29.2%)

Earnings per diluted common share	$0.67	$0.96	$(0.29)	(30.2%)

Operating margin	31.5%	35.1%

nm - Not meaningful

Operating Revenues

	For the Fiscal Year Ended November 30,		Increase/(Decrease)
	2008	2007
	(in thousands)
Equity indices:
Equity index subscriptions	$169,817	$137,089	$32,728	23.9%
Equity index asset based fees	69,679	62,903	6,776	10.8%

Total equity indices	239,496	199,992	39,504	19.8%
Equity portfolio analytics	132,398	120,648	11,750	9.7%
Multi-asset class portfolio analytics	34,797	23,070	11,727	50.8%
Other products	24,270	26,176	(1,906)	(7.3%)

Total operating revenues	$430,961	$369,886	$61,075	16.5%

Total operating revenues for the year ended November 30, 2008 increased $61.1 million, or 16.5%, to $431.0 million compared to $369.9 million for the year ended November 30, 2007. This growth was driven by increases in our revenues from equity indices, equity portfolio analytics and multi-asset class portfolio analytics. The change in foreign currency exchange rates increased revenues by $4.1 million compared to fiscal 2007. Revenue growth in the fourth fiscal quarter slowed substantially due to the conditions in the financial market which have impacted our business, especially in our equity index asset based fees and equity portfolio analytics product categories.

Revenues from equity indices increased 19.8% to $239.5 million in fiscal 2008 compared to fiscal 2007. Revenues from equity index data subscriptions increased 23.9% to $169.8 million in fiscal 2008 reflecting growth in subscriptions across all of our MSCI Global Investable Market Indices products, including developed market, emerging market and small cap indices and sales of historical index data.

Revenues attributable to equity index asset based fees increased 10.8% to $69.7 million in fiscal 2008 from $62.9 million in the same period in 2007 led by growth in our ETF asset based fee revenues. The average value of assets in ETFs linked to MSCI equity indices was $170.2 billion for fiscal 2008 compared to $149.3 billion for fiscal 2007. As of November 30, 2008, the value of assets in ETFs linked to MSCI equity indices was $119.0 billion, representing a decrease of $72.7 billion, or 37.9%, from $191.7 billion as of November 30, 2007. The year-over-year decline in value of assets in ETFs linked to MSCI equity indices was attributable to net asset depreciation of $99.7 billion, partially offset by net asset inflows of $27.0 billion.

The three MSCI indices with the largest amount of ETF assets linked to them as of November 30, 2008 were the MSCI EAFE, Emerging Markets and U.S. Broad Market. The values of assets linked to these indices were $29.6 billion, $22.6 billion and $8.2 billion, respectively.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

	Quarter Ended
	2007				2008
	February	May	August	November	February	May	August	November
	(amounts in billions)
AUM in ETFs linked to MSCI Indices	$135.4	$150.2	$156.5	$191.7	$179.2	$199.6	$166.3	$119.0

Sequential Change ($ Growth)
Market Appreciation/(Depreciation)	$9.8	$5.9	$(0.8)	$11.2	$(15.2)	$9.9	$(31.2)	$(63.2)
Cash Inflow/(Outflow)	13.3	8.9	7.1	24	2.7	10.5	(2.1)	15.9

Total Change	$23.1	$14.8	$6.3	$35.2	$(12.5)	$20.4	$(33.3)	$(47.3)

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the quarters ended in the months indicated:

	Quarterly Average
	2007				2008
	February	May	August	November	February	May	August	November
	(amounts in billions)
AUM in ETFs linked to MSCI Indices	$123.8	$140.8	$155.7	$176.9	$183.2	$184.4	$178.3	$134.9

Source: Bloomberg and MSCI

Revenues related to Equity Portfolio Analytics products increased 9.7% to $132.4 million in fiscal 2008 compared to the same period in 2007. The increase reflects new subscriptions to our proprietary equity risk data accessed directly and bundled with Aegis with notable strength from the broker dealer client segment. New gross sales more than offset an increase in cancellations. Revenue growth in the fourth quarter of fiscal 2008 slowed, reflecting quantitative fund closures and lower retention rates.

Revenues related to multi-asset class portfolio analytics increased 50.8% to $34.8 million in fiscal 2008 compared to $23.1 million in the same period in 2007 with an increase of 80.2% to $25.0 million for BarraOne and an increase of 6.6% to $9.8 million for TotalRisk. BarraOne revenue growth remained strong due to sales to existing clients as well as new client additions led by orders from asset managers and asset owners. We are continuing the process of decommissioning our client-hosted product, TotalRisk, and are providing clients with the opportunity to transition to our web-based BarraOne product.

Revenues from Other Products decreased 7.3% to $24.3 million for the fiscal year 2008 compared to the same period in 2007. The decline reflects a decrease of $2.9 million, or 49.3%, to $3.0 million, in asset based fees from investment products linked to MSCI investable hedge fund indices products and a decrease of $1.6 million, or 18.8%, to $6.7 million for fixed income analytics offset by an increase of $2.5 million, or 20.9%, to $14.6 million for our energy and commodity analytics products. The decline in hedge fund indices revenues largely reflects lower asset based fees from investment products linked to these indices caused by market depreciation and net asset outflows.

Operating Expenses

Operating expenses increased 23.0% to $295.2 million in fiscal 2008 compared to $239.9 million in fiscal 2007. Founders grant expenses totaled $25.6 million for fiscal 2008. Excluding the founders grant expenses, operating expenses increased 12.7% to $269.6 million in fiscal 2008, with increases in compensation and non-compensation expenses of 8.4% and 18.3%, respectively. Expenses associated with the replacement of services currently provided by Morgan Stanley were $27.5 million in fiscal 2008 and were $1.3 million in fiscal 2007, and the direct cost allocation expenses related to services provided by Morgan Stanley personnel was $18.3 million in fiscal 2008 compared to $26.4 million in fiscal 2007. The reduction in allocation expense reflects services that are now performed by us. The change in foreign exchange rates increased expenses by $1.2 million compared to 2007.

The following table sets forth the compensation and non-compensation expenses for the periods indicated:

	For the Fiscal Year Ended November 30,
	2008	2007	Increase
	(in thousands)
Compensation and benefits expenses	$170,036	$134,109	$35,927	26.8%
Non-compensation expenses	125,135	105,818	19,317	18.3%

Total operating expenses	$295,171	$239,927	$55,244	23.0%

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and represents between 50% and 60% of our total operating expenses. These expenses generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels. Compensation and benefits expenses in fiscal 2008 were $170.0 million, an increase of $35.9 million, or 26.8%, from fiscal 2007. The increase is a result of $24.8 million of expenses related to the founders grant and $9.1 million attributable to people hired in connection with replacing services provided by Morgan Stanley. In addition, the increase compared to fiscal 2007 reflects higher compensation costs for existing staff and new hires, offset in part by the movement of positions from developed market centers to emerging market centers.

Expenses related to the founders grant of $25.6 million in fiscal 2008 and $0.8 million in fiscal 2007 reflected the amortization of share based compensation expense associated with restricted stock units and options awarded to employees as a one-time grant which became effective in connection with our IPO completed in November 2007. Of the $25.6 million of founders grant expenses in fiscal 2008, $7.9 million was recorded in cost of services and $17.7 million was recorded in SG&A. In fiscal 2007, $0.2 million was recorded in cost of services and $0.6 million was recorded in SG&A.

In fiscal 2007, no stock based compensation was granted to employees in addition to the one-time founders grant. In fiscal 2008, we accrued $4.2 million for stock based compensation to retirement eligible employees.

Non-compensation expense for fiscal 2008 increased $19.3 million to $125.1 million compared to fiscal 2007. The change reflects an increase of $17.5 million related to the replacement of services provided by Morgan Stanley personnel, $2.9 million of public company expenses, and $1.6 million associated with the May and July secondary equity offerings, partially offset by a $8.1 million reduction in the expense allocation from Morgan Stanley.

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

	For the Fiscal Year Ended November 30,		Increase/ (Decrease)
	2008	2007
	(in thousands)
Cost of services:
Compensation and benefits expenses	$83,480	$76,343	$7,137	9.3%
Non-compensation expenses	41,191	45,409	(4,218)	(9.3%)

Total cost of services	124,671	121,752	2,919	2.4%

Selling, general and administrative:
Compensation and benefits expenses	86,556	57,766	28,790	49.8%
Non-compensation expenses	55,444	34,056	21,388	62.8%

Total selling, general and administrative	142,000	91,822	50,178	54.6%

Amortization of intangible assets	28,500	26,353	2,147	8.1%

Total operating expenses	$295,171	$239,927	$55,244	23.0%

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

Cost of services increased $2.9 million, or 2.4%, to $124.7 million in fiscal 2008 compared to $121.8 million in fiscal 2007. Within cost of services, compensation expense increased $7.1 million to $83.5 million. This increase includes $7.6 million for the founders grant and higher headcount offset in part by the movement of positions to emerging market centers from developed market centers. Non-compensation expenses decreased 9.3% to $41.2 million due largely to a reduction in the expense allocation from Morgan Stanley and declines in professional services expenses. The expense allocation from Morgan Stanley decreased 41.6% to $8.7 million in fiscal 2008 compared to $15.0 million in fiscal 2007.

Selling, General and Administrative

SG&A expenses include compensation and benefits expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category is compensation. As such, compensation and benefits expenses generally contribute to a majority of our expense increases from period to period, reflecting compensation and benefits increases for existing staff and increased staffing levels. Other significant expenses are for services provided by Morgan Stanley and office space.

SG&A expenses increased 54.6% to $142.0 million in fiscal 2008 compared to $91.8 million in fiscal 2007. Excluding the founders grant, SG&A expenses increased 36.2% to $124.3 million in fiscal 2008. Compensation and benefits expenses increased $28.8 million to $86.6 million. The increase is a result of an increase of $17.1 million for the founders grant and higher headcount, partially offset by the movement of positions to emerging market centers from developed market centers. Non-compensation expenses increased 62.8% to $55.4 million primarily due to an increase in expenses associated with the replacement of services provided by Morgan Stanley. Within SG&A, selling expenses increased 11.8% to $48.6 million in fiscal 2008 and general and administrative expenses increased 93.2% to $93.4 million.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004. At November 30, 2008, our intangible assets totaled $145.9 million, net of accumulated amortization. For fiscal 2008, amortization expense totaled $28.5 million, an increase of $2.1 million compared to fiscal 2007. The increase is due to a reduction in the useful life of our TotalRisk product, which is consistent with our timeframe to transition TotalRisk clients to BarraOne. (See Note 9 to the Consolidated Financial Statements, “Intangible Assets” for further information.)

Interest Expense (Income) and Other, Net

Interest expense (income) and other, net was an expense of $26.2 million in fiscal 2008 compared to income of $3.3 million in fiscal 2007. The $29.5 million change reflects an increase in interest expense of $17.3 million primarily related to interest on our term loan borrowings under our Credit Facility, a $5.0 million decrease in interest income resulting from lower average cash balances, an increase in foreign currency exchange losses of $3.7 million due to the impact of the appreciation of the US dollar on our monetary assets and liabilities held in currencies other than US dollars, and a $3.0 million write off of our investment in Alacra, Inc. (See Note 5 to the Consolidated Financial Statements, “Long Term Debt” for further information regarding the Credit Facility and Note 10 to the Consolidated Financial Statements, “Investment in Unconsolidated Company” for further information regarding the investment in Alacra, Inc.)

Income Taxes

The provision for income taxes decreased 20.7% to $41.4 million in fiscal 2008 as a result of lower pre-tax income and a decrease in our effective tax rate. The effective tax rate for fiscal 2008 was 37.7% compared to 39.1% in fiscal 2007. The decrease is primarily due to a $3.7 million (net of federal benefit) adjustment to the provision made in fiscal 2007 to record additional tax expense as a result of a settlement between Morgan Stanley and New York State and New York City tax authorities for the periods 1999-2007 of which we were allocated a portion of the settlement. In addition, we recorded a $1.7 million tax reserve in fiscal 2007 related to open tax years, which we believe are adequate in relation to the potential for assessments.

Results of Operations

Fiscal Year Ended November 30, 2007 Compared to Fiscal Year Ended November 30, 2006

Operating Revenues

	For the Fiscal Year Ended November 30,
	2007	2006	Increase/(Decrease)
	(in thousands)
Equity index subscriptions	$137,089	$117,752	$19,337	16.4%
Equity index asset based fees	62,903	39,020	23,883	61.2%

Equity indices	199,992	156,772	43,220	27.6%
Equity portfolio analytics	120,648	110,007	10,641	9.7%
Multi-asset class portfolio analytics	23,070	16,873	6,197	36.7%
Other products	26,176	27,046	(870)	(3.2%)

Total operating revenues	$369,886	$310,698	$59,188	19.1%

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

Operating Expenses

	For the Fiscal Year Ended November 30,
	2007	2006	Increase/(Decrease)
	(in thousands)
Cost of services	$121,752	$115,068	$6,684	5.8%
Selling, general and administrative	91,822	86,425	5,397	6.2%
Amortization of intangible assets	26,353	26,156	197	0.8%

Total operating expenses	$239,927	$227,649	$12,278	5.4%

Total operating expenses of $239.9 million for the fiscal year ended November 30, 2007 were $12.3 million or 5.4% higher compared to fiscal 2006. Excluding the Founders Grant expense of $0.8 million, operating expenses increased 5.4% to $239.1 million for fiscal 2007 with compensation and benefits expenses increasing 10.1% and non-compensation expense remaining flat. For fiscal 2007, compensation and benefit expenses represented 55.9% of the total operating expenses compared to 53.2% in fiscal 2006. Excluding expenses related to the Founders Grant of $0.8 million and the $9.7 million of non-recurring items in 2006 ($9.1 million of selling, general and administrative expenses, which are discussed below), expenses for fiscal 2007 increased 10.4%, comprised of compensation and benefits costs increases of 14.9% and non-compensation expenses increases of 5.3%, compared to fiscal year 2006.

Cost of services

Cost of services increased $6.7 million, or 5.8%, to $121.8 million in fiscal 2007 compared to fiscal 2006. The majority of the increase, $3.8 million, was driven by increased personnel costs that reflected hires made in the second half of 2006 in the information technology group as well as the hiring of a Chief Operating Officer. Additional market data costs, including costs associated with introducing the GIMI methodology, rent increases from adding business continuity space in Hong Kong and London, as well as higher allocations of information technology and administrative expenses from Morgan Stanley, were the largest contributors to non-compensation expense growth.

Selling, general and administrative

Selling, general and administrative expenses increased $5.4 million, or 6.2%, to $91.8 million in fiscal 2007 compared to fiscal 2006. This increase was mainly due to an increase in compensation and benefits expenses, which increased $9.3 million, or 19.1%, due to the hiring of additional employees in the second half of 2006, and increased compensation and benefits costs for existing personnel. Overall, non-compensation expenses decreased year over year by $3.9 million, or 10.2%.

Fiscal 2006 included a number of expense items not repeated in fiscal 2007 which totaled $9.1 million. These non-recurring expenses included accrued stock based compensation expense for equity awards for retirement eligible employees, recruitment fees associated with senior staff additions and acquisition related costs. Excluding these $9.1 million of non-recurring items in 2006, expenses for fiscal 2007 increased by 18.7% compared to fiscal 2006. This increase included a 30.7% increase in compensation and benefit expenses and a 2.8% increase in non-compensation expenses. The increase in compensation and benefit expenses was driven by the full year cost in fiscal 2007 related to staff hires made in the second half of 2006 and increased compensation and benefits costs for existing personnel. Increases in non-compensation costs for fiscal 2007 were due to an increase in the allocation of general and administrative expenses from Morgan Stanley and travel expenses incurred as a result of the growth of our sales organization.

Amortization of intangible assets

Amortization expense increased $0.2 million, or 0.8%, to $26.4 million in fiscal 2007 compared to fiscal 2006. As a percentage of revenues, amortization expense declined to 7.1% from 8.4%.

Interest expense (income) and other, net

Interest expense (income) and other, net decreased 79.7% to $3.3 million for fiscal year 2007. The net decrease was the result of an increase in gross interest expense, a reduction of gross interest income, and foreign currency exchange decrease of $0.9 million. Gross interest income decreased as a result of holding substantially lower cash balances resulting from the payment of the $973.0 million dividend to Morgan Stanley and Capital Group International. We experienced higher gross interest expense on account of interest due on the demand note issued to Morgan Stanley in July 2007 and, following repayment of the demand note, on borrowings of $425.0 million under the Credit Facility we entered into simultaneously with the completion of our initial public offering. See “—Liquidity and Capital Resources” below.

Provision for income taxes

Our provision for income taxes increased $16.1 million, or 44.6%, to $52.2 million for fiscal 2007. The effective tax rate for fiscal 2007 increased to 39.1% from 36.3% in fiscal 2006. The increase reflects higher taxable earnings and two significant adjustments to the tax provision.

As a result of a settlement entered into by Morgan Stanley with New York State and New York City tax authorities, MSCI will be included in the combined New York State and New York City income tax returns of Morgan Stanley, through July 21, 2008. When filing as a separate taxpayer, our New York State and New York City income taxes were lower than when calculated as part of Morgan Stanley’s combined state and local income tax return over the applicable period. Consequently, we recorded an adjustment of $3.7 million for tax and interest (net of federal tax benefit) relating to tax years 1999 through 2007 to reflect the tax settlement.

The other component of the increased income tax provision is the establishment of additional tax reserves of $1.7 million related to open tax years, which we believe are adequate in relation to the potential for additional assessments.

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

On November 14, 2007, we entered into a secured $500.0 million credit facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto pursuant to a credit agreement dated as of November 20, 2007 (the “Credit Facility”). Outstanding borrowings under the Credit Facility initially accrued interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving credit facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving credit facility and 2.00% in the case of the term loan B facility. In April 2008 and again in July 2008, the Company’s fixed margin rate was reduced by 0.25%. On November 28, 2008, the rates were adjusted to 4.20% and 4.70%, respectively, following a LIBOR reset. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively. At November 30, 2008, $402.8 million was outstanding and there was $75.0 million of unused credit under the Revolving Credit Facility. Interest is paid quarterly in February, May, August and November. We pay an annual 0.5% fee on the unused portion of the $75.0 million Revolving Credit Facility.

The Revolving Credit Facility is available for working capital requirements and other general corporate purposes (including the financing of permitted acquisitions), subject to certain conditions, and matures on November 20, 2012. Banc of America Securities LLC and an affiliate of Morgan Stanley acted as joint lead arrangers for the Credit Facility.

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

The Credit Facility also requires us and our subsidiaries to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) the maximum total leverage ratio (as defined in the Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed (a) 3.75:1.0 through November 30, 2009, (b) 3.50:1.0 from December 1, 2009 through November 30, 2010 and (c) 3.25:1.0 thereafter; and (2) the minimum interest coverage ratio (as defined in the Credit Facility) measured quarterly on a rolling four-quarter basis shall be (a) 3.00:1.0 through November 30, 2009, (b) 3.50:1.0 from December 1, 2009 through November 30, 2010 and (c) 4.00:1.0 thereafter. As of November 30, 2008, our Consolidated Leverage Ratio (as defined in the Credit Facility) was 1.9:1 and our Consolidated Interest Coverage Ratio (as defined in the Credit Facility) was 8.5:1.

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

The Company has quarterly principal repayment requirements due in February, May, August and November. The term Loan A and term loan B payment requirements are described in Note 5 “Long Term Debt” in the Notes to the Consolidated Financial Statements. The final installment of $50.0 million from term loan A is due November 30, 2012. The final installment of $209.8 million on term loan B is due November 30, 2014.

Currently, we have $402.8 million outstanding under our Credit Facility, and have an additional $75.0 million available under the Revolving Credit Facility. On our balance sheet, our debt balances are recorded net of discount.

Cash flows

	As of and for the Fiscal Year Ended November 30,
	2008	2007	2006
	(in thousands)
Cash and cash equivalents	$268,077	$33,818	$24,362
Cash deposited with related parties	$—	$137,625	$330,231
Cash provided by operating activities	$155,081	$110,225	$83,665
Cash provided by (used in) investing activities	$112,069	$192,071	$(79,764)
Cash used in financing activities	$(22,952)	$(292,064)	$(5,000)

Cash and cash equivalents and cash deposited with related parties

Cash and cash equivalents were $268.1 million, $33.8 million and $24.4 million as of November 30, 2008, 2007 and 2006, respectively. This constituted approximately 26.5%, 3.7% and 2.2% of total assets as of November 30, 2008, 2007 and 2006 respectively. As of November 30, 2008, we did not have any cash deposited with Morgan Stanley. Prior to July 1, 2008, excess cash was deposited with Morgan Stanley and is shown separately on the balance sheet under cash deposited with related parties. Cash deposited with related parties was $137.6 million and $330.2 million as of November 30, 2007 and 2006, respectively, representing approximately 15.2% and 29.7% of total assets, respectively. Our cash, including cash equivalents and cash deposited with related parties, increased in fiscal 2008. This increase was primarily the result of cash flows from operations, partially offset by cash used to purchase property, equipment, and leasehold improvements, repayments of our long term debt obligations and the negative impact of changes in currency exchange rates in fiscal 2008. We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet our cash requirements for capital expenditures and other cash needs for ongoing business operations for at least the next 12 months and the foreseeable future.

Cash flows from operating activities

In fiscal 2008, net cash provided by operating activities increased 40.7% to $155.1 million from $110.2 million in 2007. The $44.9 million increase is primarily attributable to an increase in non-cash expenses of $57.1 million partially offset by a decrease in net income of $12.8 million. The increase in non-cash expenses includes an increase of $29.3 million associated with compensation payable in common stock (principally founders grant expense), lower deferred tax expense of $15.5 million, foreign currency losses of $4.3 million, higher depreciation expense of $3.5 million, a write-off of Alacra of $3.0 million and an increase in amortization expense of $2.1 million. Changes in assets and liabilities relative to the prior year were not significant.

Our primary uses of cash from operating activities are for payment of cash compensation expenses, office rent, market data, technology costs, allocations and replacement of services provided by Morgan Stanley, interest and taxes. In the near-term, we expect to meet all interest obligations on outstanding borrowings under the Credit Facility from cash generated by operations. The payment of cash compensation expenses is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash flows from investing activities include cash used for capital expenditures and cash deposited with Morgan Stanley. In fiscal 2008, the amount of cash deposited with Morgan Stanley decreased by $137.6 million as a result of the transfer of cash deposited with Morgan Stanley to accounts at Bank of America in connection with our separation. Capital expenditures totaled $25.6 million in fiscal 2008, relating primarily to hardware and software associated with building our own information technology infrastructure, including data centers, as well as build-out costs of leased office space as we continue to replace services provided by Morgan Stanley. We anticipate funding any future capital expenditures out of our operating cash flows.

Cash flows from financing activities

Cash flows from financing activities largely represent scheduled payments on our outstanding long-term debt in fiscal 2008 of $22.3 million and for cash dividends paid in fiscal 2007 and 2006 of $973.0 million and $5.0 million, respectively. During fiscal 2008, the net cash used in financing activities was $23.0 million, which largely represents the payment of our long-term debt.

Contractual Obligations

Our contractual obligations consist primarily of leases for office space, leases for equipment and other operating leases, obligations to vendors arising out of market data contracts and obligations arising from borrowings under the Credit Facility. The following summarizes our contractual obligations:

	Total	Fiscal Year
As of November 30, 2008		2009	2010	2011	2012	2013	Thereafter
	(in thousands)
Operating leases	$66,315	$11,888	$11,927	$10,688	$10,681	$10,018	$11,113
Vendor obligations	4,722	3,922	800	—	—	—	—
Term loans	402,750	22,250	42,250	42,250	82,250	2,250	211,500

Total contractual obligations	$473,787	$38,060	$54,977	$52,938	$92,931	$12,268	$222,613

Off-Balance Sheet Arrangements

At November 30, 2008, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective beginning an entity’s first fiscal year that begins after November 15, 2007, or upon early adoption of FASB Statement No. 159. We early adopted FASB Statement No. 159 as of December 1, 2006, and in effect adopted SFAS No. 157 at the same time. Accordingly, we adopted SFAS No. 157 on December 1, 2006. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). We recorded an after tax charge of $0.9 million to shareholders’ equity upon adoption of this requirement. SFAS No. 158 also requires the measurement of defined benefit and postretirement plan assets and obligations as of the end of the fiscal year. SFAS No. 158’s requirement to use the fiscal year-end date as the measurement date is effective for fiscal years ending after December 15, 2008. We early adopted the measurement date change. The impact of this change was immaterial.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to elect to measure certain assets and liabilities at fair value with changes in the fair values of those items (unrealized gains and losses) recognized in the statement of income for each reporting period. Under this Statement, fair value elections can be made on an instrument-by-instrument basis, are irrevocable, and can only be made upon specified election date events. In addition, new disclosure requirements apply with respect to instruments for which fair value measurement is elected. We elected to early adopt SFAS 159 as of December 1, 2006. We chose not to make any fair value elections with respect to any of its eligible assets or liabilities as permitted under the provisions of SFAS 159.

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. We currently account for this tax benefit as a reduction to our income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. As we currently have no plans to pay a dividend, the adoption of EITF Issue No. 06-11 is not expected to have an impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 13” (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC’s”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption is not expected to have an impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are currently evaluating the potential impact of adopting FSP EITF 03-6-1.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Risk

We are subject to foreign currency exchange fluctuation risk. Exchange rate movements can impact the U.S. dollar reported value of our revenues, expenses, assets and liabilities denominated in non-U.S. dollar currencies or where the currency of such items is different than the functional currency of the entity where these items were recorded.

Substantially all of our revenues from our index linked investment products are based on fees earned on the value of assets invested in securities denominated in currencies other than the U.S. dollar. For all operations outside the United States where the Company has designated the local non-U.S. dollar currency as the functional currency, revenue and expenses are translated using average monthly exchange rates and assets and liabilities are translated into U.S. dollars using month-end exchange rates. For these operations, currency translation adjustments arising from a change in the rate of exchange between the functional currency and the U.S. dollar are accumulated in a separate component of shareholders’ equity. In addition, transaction gains and losses arising from a change in exchange rates for transactions denominated in a currency other than the functional currency of the entity are reflected in other non-operating income (expense).

Revenues from index-linked investment products represented approximately $72.6 million, or 16.9%, of our operating revenues for fiscal year 2008. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, substantially all of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in euros, pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. Approximately $60.8 million, or 14.1%, and $56.7 million, or 15.3%, of our revenues for the fiscal years ended November 30, 2008 and 2007, respectively, were denominated in foreign currencies, the majority of which were in euros, pounds sterling and Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Although our expenses are generally in U.S. dollars, some of our expenses are incurred in non-U.S. dollar denominated currencies. Approximately $81.1 million, or 27.5%, and $55.6 million, or 23.1%, of our expenses for the fiscal years ended November 30, 2008 and 2007, respectively, were denominated in foreign currencies, the significant majority of which were denominated in Swiss francs, pounds sterling, Hong Kong dollars, euros and Japanese yen. Expenses paid in foreign currency may increase as we expand our business outside the U.S. and replace services provided by Morgan Stanley which we paid in U.S. dollars.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, a loss resulted from the devaluation of the value of the functional currency. As a result of these positions, we recognized foreign currency exchange losses of $4.3 million for fiscal year ended November 30, 2008. The $4.3 million loss was recorded in other expense (income) in our consolidated statements of income. These losses on foreign currency exchange were primarily due to the strengthening of the US dollar. Although we do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency, we are examining ways to minimize exposure by reducing the value of the assets and liabilities in currencies other than the functional currency of the legal entity in which they reside.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $268.1 million, $33.8 million and $24.4 million at November 30, 2008, 2007 and 2006, respectively. These amounts were held primarily in checking money market accounts in the countries where we maintain banking relationships. Prior to July 1, 2008, the majority of our excess cash was deposited with Morgan Stanley. As of November 30, 2008, we did not have any cash deposited with Morgan Stanley. At November 30, 2007 and 2006, amounts held with Morgan Stanley were $137.6 million and $330.2 million, respectively. On our statements of financial condition, these amounts are shown as “Cash deposited with related parties.” We received interest at Morgan Stanley’s internal prevailing rates on these funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the Credit Facility accrued interest at a variable rate equal to LIBOR plus a fixed margin subject to interest rate step-downs based on the achievement of consolidated leverage ratio conditions (as defined in the Credit Facility.) On July 8, 2008, we met certain conditions as defined in the Credit Facility and qualified for a tier change, resulting in a decrease in the LIBOR fixed margin to 2.00% for the term loan A facility and 2.50% for the term loan B facility. In the near-term, we expect to pay down the Credit Facility with cash generated from our ongoing operations.

On February 13, 2008, we entered into interest rate swap agreements effective through the end of November 2010 for an aggregate notional principal amount of $251.7 million. By entering into these agreements, we reduced interest rate risk by effectively converting floating-rate debt into fixed-rate debt. This action reduces our risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed rate debt. The effective fixed rate on the notional principal amount swapped was approximately 5.31% for the year ended November 30, 2008. On November 30, 2008, the effective fixed rate on the notional principal amount swapped was 5.16%. These swaps are designated as cash flow hedges and qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

We recorded a pre-tax loss in other comprehensive income of $3.6 million ($2.3 million after tax) for the year ended November 30, 2008 as a result of the fair value measurement of these swaps. The fair value of these swaps is included in other accrued liabilities on our Consolidated Statement of Financial Condition.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth on page F-1 through F-36 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a). Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

(b). Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and is affected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets,

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2008 based on the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management, including the Company’s CEO and CFO, concluded that our internal control over financial reporting was effective as of November 30, 2008.

The effectiveness of our internal control over financial reporting as of November 30, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated within their report below.

(c). Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d). Report of Independent Registered Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

We have audited the internal control over financial reporting of MSCI Inc. and subsidiaries (the “Company”) as of November 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of November 30, 2008 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2008 and our report dated January 29, 2009 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph on the adoption of Statement of Financial Accounting Standards, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

/s/ DELOITTE & TOUCHE LLP

New York, New York

January 29, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2008.

Information regarding our Code of Ethics and Business Conduct and Corporate Governance Policy are incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after November 30, 2008. Any amendments to, or waivers from, a provision of our Codes of Ethics that apply to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.mscibarra.com. The information on our website is not and should not be considered a part of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2008. In addition, the information contained in the Equity Compensation table under “Item 5.—Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities” of this report is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2008.

Item 14.	Principal Accountant Fees and Services

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2008.

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

(a)(3) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

3.2	Amended and Restated By-laws (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007(File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.1†	Index License Agreement for Funds, dated as of March 18, 2000, between Morgan Stanley Capital International and Barclays Global Investors, N.A. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.2†	Amendment to Index License Agreement for Funds between Morgan Stanley Capital International and Barclays Global Investors, N.A. (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.3†	Letter Agreement to Amend MSCI-BGI Fund Index License Agreement, dated as of June 21, 2001, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.4†	Addendum to the Index License Agreement for Funds, dated as of September 18, 2002, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.5†	Amendment to the Index License Agreement for Funds, dated as of December 3, 2004 between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on October 26, 2007 and incorporated by reference herein)

10.6†	Amendment to the Index License Agreement for Funds, dated as of May 1, 2005 between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.7†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2006, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), with the SEC on October 26, 2007 and incorporated by reference herein)

Exhibit Number	Description
10.8†	Amendment to Index License Agreement for Funds, dated as of June 5, 2007, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.9††#	Amendment to Index License Agreement for Funds, dated as of November 7, 2008, between MSCI Inc. and Barclays Global Investors, N.A.

10.10	Trademark License Agreement, dated as of March 18, 2002, between Morgan Stanley Dean Witter & Co. and Morgan Stanley Capital International Inc. (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.11	Amendment No. 1 to Trademark License Agreement, dated July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.12	Intellectual Property Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.13	Amendment No. 1 to Intellectual Property Agreement, dated as of July 21, 2008 between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.14	Services Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.11 to the company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.15	Amendment No. 1 to Services Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.16	Tax Sharing Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.17	Shareholder Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.18	Amended and Restated Shareholder Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.19	Credit Agreement, dated as of November 20, 2007, among MSCI Inc., Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and the other lenders party thereto (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

Exhibit Number	Description
10.20	Asset Purchase Agreement, dated July 22, 2008, between MSCI Inc. and Morgan Stanley (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.21**	MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (filed as Annex B to the Company’s Definitive Proxy Statement filed with the SEC on February 28, 2008 (File No. 001-33812) and incorporated by reference herein)

10.22**	MSCI Independent Directors’ Equity Compensation Plan (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.23**	MSCI Inc. Performance Formula and Incentive Plan (filed as Annex C to the Company’s Definitive Proxy Statement filed with the SEC on February 28, 2008 (File No. 001-33812) and incorporated by reference herein)

10.24**	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificates for Stock Units (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.25**	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificates for Stock Units for Named Executive Officers (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 208 and incorporated by reference herein)

10.26**	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.27**	MSCI Independent Directors’ Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.28**	Employment Offer Letter, dated as of July 20, 2006, between Michael Neborak and Morgan Stanley Capital International Inc. (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on November 6, 2007 and incorporated by reference herein)

10.29**	Summary of Relocation and Expatriate Benefits for C.D. Baer Pettit (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on November 6, 2007 and incorporated by reference herein)

10.30#	MSCI Equity Incentive Compensation Plan 2008 Award Certificate for Stock Units for Executive Officers and the General Counsel

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Deloitte & Touche LLP

24.1#	Power of Attorney (included on signature page)

31.1***	Rule 13a-14(a) Certification of Chief Executive Officer

31.2***	Rule 13a-14(a) Certification of Chief Financial Officer

32.1***	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

#	Filed herewith.

**	Indicates a management compensation plan, contract or arrangement previously filed.

***	Furnished herewith.

†	Confidential treatment has been granted for a portion of this exhibit.

††	Confidential treatment requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29th day of January, 2009.

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

Signature	Title	Date

/S/ HENRY A. FERNANDEZ Henry A. Fernandez	Chairman, Chief Executive Officer, and President (principal executive officer)	January 29, 2009

/S/ MICHAEL K. NEBORAK Michael K. Neborak	Chief Financial Officer (principal financial officer and principal accounting officer)	January 29, 2009

/S/ KENNETH M. DEREGT Kenneth M. deRegt	Director	January 29, 2009

/S/ BENJAMIN F. DUPONT Benjamin F. duPont	Director	January 29, 2009

/S/ JAMES P. GORMAN James P. Gorman	Director	January 29, 2009

/S/ LINDA H. RIEFLER Linda H. Riefler	Director	January 29, 2009

/S/ SCOTT M. SIPPRELLE Scott M. Sipprelle	Director	January 29, 2009

/S/ RODOLPHE M. VALLEE Rodolphe M. Vallee	Director	January 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have audited the accompanying consolidated statements of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of November 30, 2008 and 2007, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MSCI Inc. and subsidiaries as of November 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 and Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2008, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

January 29, 2009

MSCI INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of November 30,
	2008	2007
	(in thousands, except per share and share data)
ASSETS
Current assets
Cash and cash equivalents	$268,077	$33,818
Cash deposited with related parties	—	137,625
Trade receivables (net of allowances of $712 and $1,584 as of November 30, 2008 and 2007, respectively)	85,723	77,748
Due from related parties	1,765	2,627
Deferred tax assets	18,590	17,425
Prepaid and other assets	18,100	12,160

Total current assets	392,255	281,403
Property, equipment and leasehold improvements (net of accumulated depreciation of $14,069 and $13,404 at November 30, 2008 and 2007, respectively)	28,447	4,246
Investments in unconsolidated company	—	3,000
Goodwill	441,623	441,623
Intangible assets (net of accumulated amortization of $123,043 and $94,543 at November 30, 2008 and 2007, respectively)	145,907	174,407
Other non-current assets	6,816	—

Total assets	$1,015,048	$904,679

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$900	$70
Payable to related parties	34,992	17,143
Income taxes payable	—	16,212
Accrued compensation and related benefits	58,946	53,831
Other accrued liabilities	29,459	10,195
Current maturities of long-term debt	22,086	22,250
Deferred revenue	144,711	125,230

Total current liabilities	291,094	244,931
Long term debt, net of current maturities	379,709	402,750
Deferred tax liabilities	49,364	56,977
Other non-current liabilities	8,499	—

Total liabilities	728,666	704,658

Commitments and Contingencies (see notes 5, 11 and 16)
Shareholders’ Equity
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 500,000,000 class A shares and 250,000,000 class B shares authorized; 72,354,383 class A shares and 27,708,654 class B shares issued and outstanding)	1,001	1,000
Treasury shares, at cost (23,216 shares at November 30, 2008)	(681)	—
Additional paid in capital	291,204	265,098
Retained earnings (accumulated deficit)	2,212	(65,884)
Accumulated other comprehensive loss	(7,354)	(193)

Total shareholders’ equity	286,382	200,021

Total liabilities and shareholders’ equity	$1,015,048	$904,679

See Notes to Consolidated Financial Statements

MSCI INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the fiscal year ended November 30,
	2008	2007	2006
	(in thousands, except per share data)
Operating revenues(1)	$430,961	$369,886	$310,698
Cost of services(1)	124,671	121,752	115,068
Selling, general and administrative(1)	142,000	91,822	86,425
Amortization of intangible assets	28,500	26,353	26,156

Total operating expenses	295,171	239,927	227,649

Operating income	135,790	129,959	83,049
Interest income(1)	(8,142)	(13,143)	(15,482)
Interest expense(1)	26,932	9,586	352
Other expense (income)	7,357	224	(1,290)

Interest expense (income) and other, net	26,147	(3,333)	(16,420)

Income before provision for income taxes and discontinued operations	109,643	133,292	99,469
Provision for income taxes	41,375	52,181	36,097

Income before discontinued operations	68,268	81,111	63,372

Discontinued operations
Income from discontinued operations	—	—	12,699
Provision for income taxes on discontinued operations	—	—	4,626

Income from discontinued operations	—	—	8,073

Net income	$68,268	$81,111	$71,445

Earnings per basic common share:
Continuing operations	$0.68	$0.96	$0.76
Discontinued operations	—	—	0.10

Earnings per basic common share	$0.68	$0.96	$0.85

Earnings per diluted common share:
Continuing operations	$0.67	$0.96	$0.76
Discontinued operations	—	—	0.10

Earnings per diluted common share	$0.67	$0.96	$0.85

Weighted average shares outstanding used in computing earnings per share
Basic	100,037	84,608	83,900

Diluted	101,194	84,624	83,900

(1)	Amounts related to related parties are as follows:

	For the fiscal year ended November 30,
	2008	2007	2006
	(in thousands)
Operating revenues	$12,413	$14,250	$15,588
Cost of services	$8,740	$14,957	$13,225
Selling, general and administrative	$9,540	$11,458	$9,889
Interest income	$5,267	$12,938	$15,327
Interest expense	$417	$8,307	$259

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the fiscal year ended November 30,
	2008	2007	2006
	(in thousands)
Net income	$68,268	$81,111	$71,445
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	(2,233)	(776)	2,050
Net changes in cash flow hedges(2)	(2,258)	—	—
Minimum pension liability adjustment(3)	—	23	—
SFAS 158 pension adjustment(4)	(2,638)	—	—

Comprehensive income	$61,139	$80,358	$73,495

(1)	Amounts are net of provision for (benefit from) income taxes of $(1,343), $(476) and $1,256 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.
(2)	Amounts are net of (benefit from) income taxes of $(1,384) for fiscal 2008.
(3)	Amounts are net of provision for income taxes of $14 for fiscal 2007.
(4)	Amounts are net of (benefit from) income taxes of $(851) for fiscal 2008.

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Income (loss)	Total
	(in thousands)
Balance at November 30, 2005	$29	$—	$649,884	$109,676	$(2,372)	$757,217
Net income				71,445		71,445
Dividends paid				(5,000)		(5,000)
Foreign currency translation adjustment					2,050	2,050

Balance at November 30, 2006	29	—	649,884	176,121	(322)	825,712
Net income				81,111		81,111
Dividends paid			(649,884)	(323,116)		(973,000)
Foreign currency translation adjustment					(776)	(776)
Minimum pension liability adjustment					23	23
SFAS 158 pension adjustment					882	882
Common stock issued	971		(971)			—
Compensation payable in common stock and options			1,034			1,034
Net proceeds from IPO after underwriting, discounts, commissions and expenses			265,035			265,035

Balance at November 30, 2007	1,000	—	265,098	(65,884)	(193)	200,021
Net income				68,268		68,268
Foreign currency translation adjustment					(2,233)	(2,233)
Net changes in unrealized losses on cash flow hedges					(2,258)	(2,258)
SFAS 158 measurement date adjustment				(172)	(32)	(204)
SFAS 158 pension adjustment					(2,638)	(2,638)
Common stock issued	1					1
Compensation payable in common stock and options			26,127			26,127
Common stock repurchased and held in treasury		(681)				(681)
Expenses related to initial public offering			(21)			(21)

Balance at November 30, 2008	$1,001	$(681)	$291,204	$2,212	$(7,354)	$286,382

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal year ended November 30,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities
Net income	$68,268	$81,111	$71,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and leasehold improvements	4,970	1,475	3,499
Amortization of intangible assets	28,500	26,353	26,156
Loss on foreign currency exchange rates	4,279	—	—
Compensation payable in common stock and options	30,338	1,034	—
Amortization of discount on long-term debt	165	—	—
(Recovery of) Provision for bad debts	(817)	119	654
Deferred taxes	(7,178)	(22,643)	(10,013)
Loss on write down of investment in unconsolidated company	3,000	—	—
Loss on disposal of property, equipment, and leasehold improvements, net	188	—	—
Loss on sale of principal investment	—	—	25
Changes in assets and liabilities:
Trade receivable	(7,748)	(15,530)	11,774
Due from related parties	862	35,211	(23,850)
Prepaid and other assets	(9,260)	491	(2,219)
Other non-current assets	(6,796)	—	—
Accounts payable	272	—	—
Payable to related parties	22,292	(47,533)	(5,566)
Deferred revenue	22,783	22,862	14,416
Accrued compensation and related benefits	(2,183)	8,621	14,728
Income taxes payable	(15,582)	15,199	(7,010)
Other accrued liabilities	10,229	3,455	(10,374)
Other non-current liabilities	8,499	—	—

Net cash provided by operating activities	155,081	110,225	83,665

Cash flows from investing activities
Cash withdrawn (deposited) with related parties	137,625	192,606	(77,349)
Proceeds from sale of principal investment	—	—	20
Purchased property, equipment and leasehold improvements	(25,556)	(535)	(2,435)

Net cash provided by (used in) investing activities	112,069	192,071	(79,764)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of underwriting discount and other direct costs of $24.8 million	—	265,035	—
Proceeds from issuance of long term debt	—	423,875	—
Repayment of long–term debt	(22,250)	—	—
Payment of issuance costs in connection with long term debt	—	(7,974)	—
Expenses related to initial public offering	(21)	—	—
Repurchase of treasury shares	(681)	—	—
Payments for cash dividends	—	(973,000)	(5,000)

Net cash used by financing activities	(22,952)	(292,064)	(5,000)

Effect of exchange rates on cash and cash equivalents	(9,939)	(776)	2,050

Net increase in cash	234,259	9,456	951
Cash and cash equivalents, beginning of period	33,818	24,362	23,411

Cash and cash equivalents, end of period	$268,077	$33,818	$24,362

Supplemental disclosure of cash flow information
Cash paid for interest	$25,967	$8,559	$352

Cash paid for income taxes	$56,517	$48,991	$7,246

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in accounts payable and other accrued liabilities	$5,935	$—	$—

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

MSCI is a leading global provider of investment decision support tools including indices and portfolio risk and performance analytics for use by institutions in managing investment portfolios. The Company’s products are used by institutions investing in or trading equity, fixed income and multi-asset class instruments and portfolios around the world. The Company’s flagship products are its international equity indices marketed under the MSCI brand and its equity and multi-asset class portfolio analytics marketed under the Barra brand. The Company’s products are used in many areas of the investment process, including portfolio construction and optimization, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, investment manager selection and investment research.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant Accounting Policies

Basis of Financial Statements and Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These accounting principles require the Company to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of income, the allowance for doubtful accounts, impairment of long-lived assets, accounting for income taxes and other matters that affect the consolidated financial statements and related disclosures. The Company believes that estimates used in the preparation of these consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.

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

Change in Presentation

Effective June 1, 2008, the Company began presenting gains and losses resulting from foreign currency transactions as a component of other expense (income) in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translation” (“SFAS 52”). Prior to June 1, 2008, the Company included such gains and losses as components of cost of services and selling, general and administrative. The Company changed its presentation because foreign currency gains and losses are incidental to the business and not part of day to day operations. For year ended November 30, 2007, $41,000 of income and $655,000 of expense recorded in cost of services and selling, general and administrative expenses, respectively, was reclassified to other expense (income). For year ended November 30, 2006, $358,000 of expense and $605,000 of income recorded in cost of services and selling, general and administrative expenses, respectively, was reclassified to other expense (income).

Revenue Recognition

Revenue related to the Company’s non-software-related recurring arrangements is recognized pursuant to the requirements of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables” Under EITF 00-21, transactions with multiple elements should be considered separate units of accounting if all of the following criteria are met:

•	The delivered item has stand-alone value to the client,

•	There is objective and reliable evidence of the fair value of the undelivered item(s), and

•	If the arrangement includes a general right of return, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In fiscal 2007, in connection with its initial public offering, MSCI Inc. made a founders grant in the form of restricted stock units (representing shares of MSCI Inc. common stock) and options to purchase MSCI Inc. common stock. The aggregate value of the founders’ grant was $68.0 million of restricted stock units and

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options, subject to two- to four-year vesting periods. At November 30, 2008, approximately $38.1 million of compensation costs related to MSCI unvested share-based awards granted to the Company’s employees and director’s who are not employees of the Company or Morgan Stanley had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will be recognized primarily over the next one to three years.

Pursuant to the MSCI Independent Directors’ Equity Compensation Plan, directors who are not employees of the Company or Morgan Stanley are entitled to receive an annual grant of $50,000 each in stock units which are subject to a vesting schedule. The total number of shares authorized to be awarded under the plan is 500,000.

The MSCI Amended and Restated 2007 Equity Incentive Compensation Plan permits the Compensation Committee to make grants of a variety of equity based awards (such as stock, restricted stock, stock units and options) totaling up to 12.5 million shares to eligible recipients, including employees and consultants. No awards are permitted after November 2, 2017.

Allowances for Doubtful Accounts

An allowance for doubtful accounts is recorded when it is probable and estimable that a receivable will not be collected. The allowance for doubtful accounts was approximately $0.7 million at November 30, 2008 and $1.6 million at November 30, 2007 and 2006. Changes in the allowance for doubtful accounts from December 1, 2006 to November 30, 2008 were as follows:

in thousands
Balance as of November 30, 2006	$1,588
Addition to provision	119
Amounts written off	(123)

Balance at November 30, 2007	1,584
Recovery of provision	(817)
Amounts written off	(55)

Balance at November 30, 2008	$712

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

Accounting for Income Taxes

Prior to May 2, 2008, the Company’s taxable income had been included in the consolidated United States federal income tax return of Morgan Stanley and in returns filed by Morgan Stanley with certain state taxing jurisdictions. The Company’s foreign income tax returns have and continue to be filed on a separate company basis. The Company’s federal income tax liability has been computed and presented in these statements as if it were a separate taxpaying entity in the periods presented. The state and local tax liability presented in these statements reflects the fact that prior to May 2, 2008, the Company is included in certain state unitary filings of Morgan Stanley, and that its tax liability is affected by the attributes of the unitary group. Where the Company files as a stand-alone taxpayer, the Company’s state and local tax filings will reflect its separate filing attributes.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal and state taxes incurred prior to May 2, 2008 are remitted to Morgan Stanley pursuant to a tax sharing agreement between the companies. After May 2, 2008, the Company began filing only certain state and local income tax returns with Morgan Stanley on such basis. The Company expects to continue to file certain state and local income tax returns with Morgan Stanley on a consolidated, combined or unitary basis until Morgan Stanley’s voting power to elect our directors falls below 50%. After July 21, 2008 the Company will file as a separate tax payer in New York State and New York City.

Income tax expense is provided for using the asset and liability method, under which deferred tax assets and deferred liabilities are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

Research and Development and Software Capitalization

The Company accounts for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs (“SFAS No. 2”) and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). SFAS No. 2 requires that R&D generally be expensed as incurred. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to clients. Judgment is required in determining when technological feasibility of a product is established. Costs incurred after technological feasibility is established have not been material, and accordingly, the Company has expensed all research and development costs when incurred. Research and development costs for the fiscal years ended November 30, 2008, 2007 and 2006 were approximately $56.5 million, $57.0 million and $55.4 million, respectively, and are included in cost of services in the Consolidated Statements of Income.

Foreign Currency Translation

Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at year-end exchange rates, and income statement accounts are translated at weighted average exchange rates for the year. Gains or losses resulting from translating foreign currency financial statements, net of related tax effects, are reflected in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains or losses resulting from foreign currency transactions incurred in currencies other than the local functional currency are included in other expense (income) on the Consolidated Statements of Income.

Hedging Instruments

The Company uses swaps to hedge certain interest rate exposures. It does not use derivatives for speculative purposes. The Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires MSCI to recognize all derivatives as either assets or liabilities in its Consolidated Statements of Financial Position and measure those instruments at fair value. The changes in the fair value of the interest rate swaps are assessed in accordance with SFAS 133 and reflected in the carrying value of the interest rate swaps on the balance sheet. The estimated fair value is based primarily on projected future swap rates. The carrying value of the debt is adjusted by an equal and offsetting amount.

The Company applies cash flow hedge accounting to interest rate swaps designated as hedges of the variability of future cash flows from floating rate liabilities due to the benchmark interest rate. The Company uses regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these hedging relationships. Changes in fair value of these interest rate swaps are recorded to “net change in cash flow hedges” as a component of accumulated other comprehensive income (loss) in Shareholders’ equity, to the extent they are effective. Amounts recorded to accumulated other comprehensive income (loss) are then reclassified to interest expense as interest on the hedged borrowings is recognized. Any ineffective portion of the change in fair value of these instruments is recorded to interest expense.

Treasury Stock

Effective with the beginning of the second quarter of the fiscal year ended November 30, 2008, MSCI began holding repurchased shares of its common stock as treasury stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Accumulated other comprehensive loss totaled approximately $7.4 million, $0.2 million and $0.3 million as of November 30, 2008, 2007 and 2006, respectively, resulting primarily from cumulative foreign currency translation, fair value calculations of the Company’s interest rate swaps and SFAS 158 pension adjustments. Accumulated other comprehensive income (loss) has been reflected in the Consolidated Statements of Shareholders’ Equity.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The carrying amount of the Company’s goodwill is $ 441.6 million primarily relating to its acquisition of Barra. The Company’s goodwill is not amortized, but rather is subject to an impairment test each year, or more often if conditions indicate impairment may have occurred, pursuant to SFAS No. 142, Goodwill and Other Intangible (SFAS No. 142). There was no impairment write-down of the Company’s goodwill in the years ended November 30, 2008, 2007 and 2006.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, cash on deposit with related parties, trade receivables, receivables from related parties, prepaid expenses and certain accrued liabilities and deferred revenue. The carrying value of these financial instruments approximates fair value given their short-term nature.

At November 30, 2008, the fair market value of the Company’s debt obligations was $336.5 million. The fair market value was estimated based on real bid quotes available in the over the counter markets. The carrying value of this debt was $401.8 million.

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

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash investments and short-term investments. Prior to July 1, 2008, excess cash was held on deposit with Morgan Stanley. The Company received interest at Morgan Stanley’s internal prevailing rates. After June 1, 2008, substantially all of the Company’s cash was deposited in accounts at Bank of America. The Company receives interest at the Columbia Treasury Reserves’ prevailing rates.

For the fiscal years ended November 30, 2008, 2007 and 2006, Barclays PLC and its affiliates accounted for 11.0%, 12.6% and 11.2% respectively, of the Company’s operating revenues.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective beginning an entity’s first fiscal year that begins after

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 15, 2007, or upon early adoption of FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement No. 159”). The Company early adopted FASB Statement No. 159 as of December 1, 2006, and, in effect, adopted SFAS No. 157 at the same time. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). The Company recorded an after tax charge of $0.9 million to shareholders’ equity upon adoption of this requirement. SFAS No. 158 also requires the measurement of defined benefit and postretirement plan assets and obligations as of the end of the fiscal year. SFAS No. 158’s requirement to use the fiscal year-end date as the measurement date is effective for fiscal years ending after December 15, 2008. The Company early adopted the measurement date change. The impact of this change was immaterial.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS No. 159 permits entities to elect to measure certain assets and liabilities at fair value with changes in the fair values of those items (unrealized gains and losses) recognized in the statement of income for each reporting period. Under this Statement, fair value elections can be made on an instrument-by-instrument basis, are irrevocable, and can only be made upon specified election date events. In addition, new disclosure requirements apply with respect to instruments for which fair value measurement is elected. The Company elected to early adopt SFAS 159 as of December 1, 2006. Effective December 1, 2006, the Company chose not to make any fair value elections with respect to any of its eligible assets or liabilities as permitted under the provisions of SFAS 159. The adoption did not have a material impact to the Company’s consolidated financial statements.

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF Issue No. 06-11”). EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company is currently evaluating the potential impact of adopting EITF Issue No. 06-11. The Company currently has no plans to pay a dividend.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies, within the accounting literature established by the

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC’s”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption is not expected to have an impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

3. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted weighted average common shares includes vested and unvested stock options and unvested restricted stock awards. There were 2,038,304 stock options excluded from the calculation of diluted earnings per share for the year ended November 30, 2008 as their affect would have been antidilutive. No stock options or restricted stock awards were excluded from the calculation of diluted earnings per share for the year ended November 30, 2007. There were no outstanding stock options or restricted stock units for the year ended November 30, 2006.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of earnings per share (in thousands except per share data):

	For the fiscal year ended November 30,
	2008	2007	2006
Income from continuing operations before discontinued operations, net	$68,268	$81,111	$63,372
Income from discontinued operations, net	—	—	8,073

Net income	$68,268	$81,111	$71,445

Weighted average common shares outstanding
Basic weighted average common stock outstanding	100,037	84,608	83,900
Effect of dilutive securities:
Stock options and restricted stock units	1,157	16	—

Diluted weighted average common shares outstanding	101,194	84,624	83,900

Earnings per basic common share:
Continuing operations	$0.68	$0.96	$0.76
Discontinued operations	—	—	0.10

Earnings per basic common share	$0.68	$0.96	$0.85	(1)

Earnings per diluted common share:
Continuing operations	$0.67	$0.96	$0.76
Discontinued operations	—	—	0.10

Earnings per diluted common share	$0.67	$0.96	$0.85	(1)

(1)	Numbers may not total due to rounding.

4. CASH DEPOSITED WITH RELATED PARTIES

Prior to July 1, 2008, the Company deposited most of its excess funds with Morgan Stanley. As of November 30, 2007, excess funds deposited with Morgan Stanley were approximately $137.6 million. Cash on deposit with Morgan Stanley was available on demand. Cash on deposit with Morgan Stanley earned interest at average rates of 4.61% and 5.61% for the years ended November 30, 2008 and 2007, respectively.

There was no cash deposited with related parties as of November 30, 2008.

5. LONG TERM DEBT

On November 14, 2007, the Company entered into a secured $500.0 million revolving Credit Facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto. Outstanding borrowings under the Credit Facility accrued interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving facility and 2.00% in the case of the term loan B facility. As of November 30, 2008, the Credit Facility was bearing interest at 4.20% in the case of the term loan A facility and 4.70% in the case of the term loan B facility. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively. At November 30, 2008, $402.8 million was outstanding and there was $75.0 million of unused credit. For the unused credit, we pay an annual 0.5% non-usage fee which was approximately $0.4 million in fiscal 2008 and negligible for the approximately two-week period in fiscal 2007. Interest and principal repayment requirements are paid quarterly in February, May, August and November. The principal

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repayment requirements are paid over the quarters according to the annual payment schedule below until November 20, 2012, when the final payment of $50 million is due on term loan A and November 20, 2014, when the final payment of $209.8 million is due on term loan B.

The Credit Facility is guaranteed by each of the Company’s direct and indirect wholly-owned domestic subsidiaries and secured by substantially all of the shares of the capital stock of the Company’s present and future domestic subsidiaries and up to 65% of the shares of capital stock of its foreign subsidiaries, substantially all of the Company’s and its domestic subsidiaries’ present and future property and assets. In addition, the Credit Facility contains restrictive covenants.

Current maturities of long term debt at November 30, 2008 was $22.1 million, net of $0.2 million discount at November 30, 2008. Long term debt, net of current maturities was $379.7 million, net of $0.8 million discount at November 30, 2008. During the fiscal year ended, $0.2 million of the debt discount had been amortized.

The aggregate amount of all long term debt to be repaid for the years following November 30, 2008, is as follows:

For the fiscal year ended November 30,	Amount
(in thousands)
2009	$22,250
2010	42,250
2011	42,250
2012	82,250
2013	2,250
Thereafter	211,500

Total	$402,750

On February 13, 2008, the Company entered into two interest rate swap agreements effective through the end of November 2010, for an aggregate notional principal amount of $251.7 million. By entering into these agreements, the Company reduced interest rate risk by converting floating-rate debt into fixed-rate debt. This action reduces the Company’s risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed-rate debt. The effective fixed rate as of November 30, 2008 was approximately 5.16% on the aggregate notional principal amount of $241.7 million. These swaps are designated as cash flow hedges and qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As of November 30, 2008, a net value of $3.6 million related to these swaps was recorded in other accrued liabilities and $2.3 million, net of taxes was record in accumulated other comprehensive income.

6. RELATED PARTY TRANSACTIONS

Cash Deposits, Receivables from Related Parties and Interest Income

Prior to July 1, 2008, the Company deposited substantially all of its excess funds with Morgan Stanley. Related party receivables consist of amounts due from Morgan Stanley affiliates for the Company’s products and services. The Company received interest at Morgan Stanley’s internal prevailing rates on the cash deposits and continues to receive interest on the related party receivables. The receivable amounts are unsecured. As of November 30, 2008, the Company did not have any cash deposited with Morgan Stanley. As of November 30, 2007, excess funds deposited with Morgan Stanley were approximately $137.6 million, representing approximately 15.2% of total assets. Related party receivables as of November 30, 2008 and 2007 were

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $1.8 million and $2.6 million, respectively. Interest earned on both cash on deposit with Morgan Stanley and related party receivables for the years ended November 30, 2008 and 2007 totaled approximately $5.3 million and $12.9 million, respectively.

Revenues

Morgan Stanley or its affiliates and Capital Group International, Inc. or its affiliates subscribe to, in the normal course of business, certain of the Company’s products. Historically, Morgan Stanley and Capital Group International were entitled to a 15% discount on certain of the Company’s products and Capital Group International was entitled to most favored nation treatment in certain circumstances. Capital Group International received this 15% discount with respect to one of its contracts with the Company, which terminates on August 31, 2009. Morgan Stanley does not receive this 15% discount under any of its outstanding contracts with the Company, but it does receive discounts consistent with those available to comparable clients. Although Morgan Stanley and Capital Group International have not been entitled to the historic 15% discount on contracts entered into since completion of the public offering, in the course of renegotiating their contracts upon termination, they may receive a discount similar to those available to comparable clients. Revenues recognized by the Company from subscription to the Company’s products by related parties for the fiscal years ended November 30, 2008, 2007 and 2006 are set forth below:

	For the fiscal year ended November 30,
	2008	2007	2006
	(in thousands)
Morgan Stanley and its affiliates	$12,413	$12,423	$13,971
Capital Group International, Inc. and its affiliates(1)	—	1,827	1,617

Total	$12,413	$14,250	$15,588

(1)	Capital Group International divested its investment in MSCI Inc. during fiscal 2008 and is not considered a related party during the year.

Administrative Expenses

Morgan Stanley affiliates have invoiced administrative expenses to the Company relating to services provided by Morgan Stanley personnel. The amount of staff services provided by Morgan Stanley affiliates for the fiscal years ended November 30, 2008, 2007 and 2006 was approximately $18.3 million, $26.4 million and $23.1 million, respectively.

Payables to Related Parties

Payables to related parties consist of amounts due to Morgan Stanley affiliates for the Company’s expenses, income taxes and prepayments for the Company’s services. The amounts outstanding are unsecured, bear interest at Morgan Stanley’s internal prevailing rates and are payable on demand. Amounts payable to related parties as of November 30, 2008 and 2007 were approximately $35.0 million and $17.1 million, respectively. Interest expense on these payables for the fiscal years ended November 30, 2008 and 2007 was approximately $0.4 million and $8.3 million, respectively.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. DISCONTINUED OPERATIONS

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

No discontinued operations were recorded in the year ended November 30, 2007 and 2008. Revenues from discontinued operations for the year ended November 30, 2006 were $12.7 million. No expenses were recorded in the year ended November 30, 2006.

8. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at November 30, 2008 and 2007 consisted of the following:

	As of November 30,
	2008	2007
	(in thousands)
Computer & related equipment	$28,112	$7,598
Furniture & fixtures	2,163	1,520
Leasehold improvements	10,879	8,532
Work-in-process	1,362	—

Subtotal	42,516	17,650
Accumulated depreciation and amortization	(14,069)	(13,404)

Property, equipment and leasehold improvements, net	$28,447	$4,246

Depreciation and amortization expense of property, equipment and leasehold improvements was $5.0 million, $1.5 million and $3.5 million for the fiscal years ended November 30, 2008, 2007 and 2006, respectively.

On July 22, 2008, the Company entered into an asset purchase agreement with Morgan Stanley pursuant to which Morgan and certain other affiliates of Morgan Stanley sold to the Company certain furniture, equipment and fixtures that it had been using in its business. Historically, the Company had been charged for the use of such assets on a monthly basis by Morgan Stanley. The purchase price of the assets was approximately $3.5 million.

9. INTANGIBLE ASSETS

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense related to intangible assets for the years ended November 30, 2008, 2007 and 2006 was approximately $28.5 million, $26.4 million and $26.2 million, respectively.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of November 30, 2008
Technology/software	$140,800	$(90,077)	$50,723
Trademarks	102,220	(21,884)	80,336
Customer relationships	25,880	(11,032)	14,848
Non-competes	50	(50)	—

Total	$268,950	$(123,043)	$145,907

As of November 30, 2007
Technology/software	$140,800	$(68,295)	$72,505
Trademarks	102,220	(17,022)	85,198
Customer relationships	25,880	(9,176)	16,704
Non-competes	50	(50)	—

Total	$268,950	$(94,543)	$174,407

As part of a review of the Barra TotalRisk System on July 15, 2007, the Company decided to transition certain clients over the next two or three years from TotalRisk to BarraOne or other Company products. At the end of this transition, TotalRisk will no longer be offered. In conjunction with the review, management performed an impairment test in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) and determined there was no impairment. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the remaining useful life of TotalRisk was shortened from four-and-a-half years to two-and-a-half years. The revised estimated amortization is as follows:

	Current amortization expense	Revised amortization expense	Total effect of revised amortization
	(in thousands)
2007	$2,040	$3,206	$1,166
2008	4,080	7,577	3,497
2009	4,080	7,577	3,497
2010	4,080	—	(4,080)
2011	4,080	—	(4,080)

	$18,360	$18,360	$—

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated amortization expense for succeeding years is presented below:

Fiscal Year	Amortization Expense
(in thousands)
2009	$25,718
2010	17,111
2011	17,111
2012	17,110
2013	6,582
Thereafter	62,275

Total	$145,907

10. INVESTMENT IN UNCONSOLIDATED COMPANY

The Company holds a 17% interest in Alacra, Inc. on a fully diluted basis, which has been accounted for under the cost method. This interest was acquired as part of the purchase of Barra in 2004. At November 30, 2007 the investment was carried at approximately $3.0 million. The Company reviewed the financial performance, liquidity and other general market factors related to Alacra, Inc. and determined that the fair value of the investment in Alacra was other-than-temporarily impaired. As a result of this analysis, the full $3.0 million investment has been written off in other expense (income) as of November 30, 2008.

11. LEASE COMMITMENTS

The Company leases facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of November 30, 2008 are as follows:

Fiscal Year	Amount
(in thousands)
2009	$11,888
2010	11,927
2011	10,688
2012	10,681
2013	10,018
Thereafter	11,113

Total	$66,315

The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense under operating leases and for space the Company uses in Morgan Stanley’s facilities for the fiscal years ended November 30, 2008, 2007 and 2006 was approximately $10.7 million, $10.4 million and $8.6 million, respectively. For those offices in which the Company occupies space in Morgan Stanley’s facilities, the rent charged includes allocations of services related to the maintenance of the space. The cost of these services is not broken out separately.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. EMPLOYEE BENEFITS

Through August 31, 2008, the Company participated in defined benefit pension and other post-retirement plans sponsored by Morgan Stanley for eligible U.S. employees. A supplementary pension plan covering certain executives was directly sponsored by Morgan Stanley. The Company also participated in a separate defined contribution pension plan maintained by Morgan Stanley that covered some of its non-U.S. employees. The assets and obligations under these plans were not separately identifiable for the Company. Discrete, detailed information concerning costs of these plans was not available for the Company, but was part of general and administrative costs allocated by Morgan Stanley included in operating expenses on the statement of income.

Beginning on September 1, 2008, the Company’s employees were treated as terminated under plans sponsored by Morgan Stanley. A portion of the Morgan Stanley Employees Retirement Plan, the Swiss pension plan to which the Company was affiliated, was spun-off to a separate plan, the Benefit Plan of MSCI Barra SA, effective September 1, 2008. Costs relating to pension and post-retirement benefit expenses allocated from Morgan Stanley and incurred directly by the Company included in cost of services were $1.8 million, $2.0 million and $1.5 million for the years ended November 30, 2008, 2007 and 2006, respectively. Amounts included in selling, general and administrative expense related to these pension and post-retirement expenses for the years ended November 30, 2008, 2007 and 2006 were $0.9 million, $0.5 million and $0.6 million, respectively.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). In 2007, Morgan Stanley adopted the funded status requirement of SFAS No. 158. Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit and postretirement plans as an asset or liability in the financial statements and requires the measurement of defined benefit and postretirement plan assets and obligations as of the end of the employer’s fiscal year. SFAS No. 158’s requirement to use the fiscal year-end date as the measurement date is effective for fiscal year ending November 30, 2009. The Company early adopted the measurement date change in the fiscal year ended November 30, 2008 and the impact of this change was immaterial.

In the fiscal year ended November 30, 2007, the Company recorded a pre-tax benefit of $1.1 million ($0.9 million after-tax) to shareholders’ equity upon the adoption of the funded status requirement of SFAS No. 158. SFAS No. 158 also requires the measurement of defined benefit and postretirement plan assets and obligations as of the end of the fiscal year. The Company early adopted the measurement date change in the fiscal year ended November 30, 2008. The impact of this change was immaterial.

The following table illustrates the incremental effect of the application of SFAS No. 158 as of November 30, 2007:

	Before application of SFAS No. 158	SFAS No. 158 Adjustments	After application of SFAS No. 158
	(in thousands)
Accrued compensation and related benefits	$54,964	$(1,133)	$53,831
Net current deferred tax asset	$17,676	$(251)	$17,425
Accumulated other comprehensive income (loss)	$(1,075)	$882	$(193)
Total shareholders’ equity	$199,139	$882	$200,021

The following discussion summarizes the Employee benefit plans.

Pension and Other Postretirement Plans. Through August 31, 2008, substantially all of the U.S. employees of the Company hired before July 1, 2007 and its U.S. affiliates were covered by a non-contributory, defined

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefit pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plan”). Unfunded supplementary plans (the “Supplemental Plans”) covered certain executives. These pension plans generally provided pension benefits that were based on each employee’s years of credited service and on compensation levels specified in the plans. Morgan Stanley’s policy was to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations. Liabilities for benefits payable under its Supplemental Plans are accrued by the Company and are funded when paid to the beneficiaries. Morgan Stanley’s U.S. Qualified Plan was closed to new participants effective July 1, 2007. In lieu of a defined benefit pension plan, eligible employees who were first hired, rehired or transferred to a U.S. benefits eligible position on or after July 1, 2007 received a retirement contribution into their 401(k) plan. The amount of the retirement contribution was included in the Company’s 401(k) cost and was equal to between 2% to 5% of eligible pay based on years of service as of the prior December 31.

The Company uses a measurement date of November 30 to calculate obligations under its pension and postretirement plans. As of November 30, 2008, the Company carried a $5.6 million liability related to its future pension obligations, of which $4.2 million applied to the Swiss pension plan.

Through August 31, 2008, the Company also participated in an unfunded post-retirement benefit plan that provided medical and life insurance for eligible U.S. retirees and their dependents. As of September 1, 2008, the Company no longer participated in an unfunded post-retirement benefit plan.

Net Periodic Benefit Expense. Net periodic benefit expense allocated to the Company from Morgan Stanley and incurred directly by the Company included the following components:

	Pension			Postretirement
	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(dollars in thousands)
Net periodic benefit expense	$2,485	$2,369	$1,873	$140	$103	$263

401(k) and Profit Sharing Awards.

Through August 31, 2008, eligible employees were able to participate in the Morgan Stanley 401(k) Plan immediately upon hire. Eligible employees received 401(k) matching contributions which were invested in Morgan Stanley’s common stock. The retirement contribution granted in lieu of a defined benefit pension plan was included in the Morgan Stanley 401(k) expense allocated to the Company. Morgan Stanley also provided discretionary profit sharing to certain employees.

Effective September 1, 2008, eligible employees may participate in the MSCI 401(k) Plan immediately upon hire. Eligible employees receive 401(k) matching contributions and an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations.

The Company’s expenses associated with the 401(k) Plans for fiscal years 2008, 2007 and 2006 were approximately $3.3 million, $1.8 million and $0.5 million, respectively. The Company’s expense related to Morgan Stanley’s ESOP and profit sharing plans for the fiscal years 2007 and 2006 was approximately $1.5 million and $1.9 million, respectively. There was no expense related to Morgan Stanley’s ESOP and profit sharing plans for fiscal 2008.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. SHARE-BASED COMPENSATION

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

The components of share-based compensation expense (net of cancellations and a cumulative effect of a change in accounting principle in fiscal 2005 associated with the adoption of Statement No. 123R) related to Company employees allocated to the Company are presented below:

	For the fiscal year ended November 30,
	2008	2007	2006(1)
	(in thousands)
Deferred stock	$1,594	$2,857	$7,329
Stock options	61	242	1,026

Total	$1,655	$3,099	$8,355

(1)	Includes $2.9 million of accrued share-based compensation expense for Morgan Stanley equity awards granted to the Company’s retirement-eligible employees in December 2006.

The amount of this expense included in cost of services for the years ended November 30, 2008, 2007 and 2006 was $0.8 million, $1.7 million and $2.7 million, respectively.

The amount of this expense included in selling, general and administrative expense for the years ended November 30, 2008, 2007 and 2006 was $0.9 million, $1.4 million and $5.7 million, respectively.

The tax benefits for share-based compensation expense related to deferred stock and stock options granted to Company employees were $0.6 million, $1.5 million and $2.9 million for the years ended November 30, 2008, 2007 and 2006, respectively.

At November 30, 2008, approximately $0.5 million of compensation cost related to Morgan Stanley-related unvested share-based awards granted to the Company’s employees had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will primarily be recognized over the next fiscal year.

Deferred Stock Awards. Certain Company employees have been granted deferred stock awards pursuant to several Morgan Stanley share-based compensation plans. The plans provide for the deferral of a portion of certain key employees’ discretionary compensation with awards made in the form of restricted common stock or

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the right to receive unrestricted shares of common stock in the future (“restricted stock units”). Awards under these plans are generally subject to vesting over time and to restrictions on sale, transfer or assignment until the end of a specified period, generally five years from date of grant. All or a portion of an award may be canceled if employment is terminated before the end of the relevant vesting period. All or a portion of a vested award also may be canceled in certain limited situations, including termination for cause during the restriction period. Recipients of deferred stock generally have voting rights and receive dividend equivalents that are not subject to vesting.

The following table sets forth activity concerning Morgan Stanley vested and unvested restricted stock units applicable to the Company’s employees (share data in thousands):

For the Year Ended November 30, 2008	Number of Shares	Weighted Average Price
Restricted stock units at beginning of year	326	$50.04
Conversion to common stock	(280)	$47.90
Canceled	(5)	$45.86

Restricted stock units at end of year(1)	41	$65.22

(1)	As of November 30, 2008, approximately 39,000 awards, with a weighted average price of $65.15, were vested or expected to vest.

The total fair value of restricted stock units held by the Company’s employees converted to Morgan Stanley common stock during the year ended November 30, 2008, 2007 and 2006 was $11.4 million, $2.6 million and $0.6 million, respectively.

The following table sets forth activity concerning Morgan Stanley vested and unvested restricted stock units related to the Company’s employees (share data in thousands):

For the Year Ended November 30, 2008	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at beginning of year	178	$48.79
Vested	(153)	$46.86
Canceled	(5)	$45.86

Unvested restricted stock units at end of year(1)	20	$64.81

Expected to vest	14	$64.00

(1)	Unvested restricted stock units represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligibility requirements.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of Morgan Stanley stock options related to the Company’s employees granted during the year ended November 30, 2007 was $19.12, utilizing the following weighted average assumptions:

For the fiscal year ended	November 30, 2007
Risk free interest rate	4.4%
Expected option life in years	6.3
Expected stock price volatility	23.8%
Expected dividend yield	1.4%

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

The following table sets forth activity concerning Morgan Stanley stock options granted to the Company’s employees in respect of service provided in the year ended November 30, 2008 (option data and dollar values in thousands, except exercise price):

For the Year Ended November 30, 2008	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregated Intrinsic Value
Options outstanding at beginning of year	271	$48.60	NA	NA
Exercised	(4)	$30.41	NA	NA
Canceled	(1)	$48.27	NA	NA

Options outstanding at end of year	266	$48.83	4.49	$ —

Options exercisable at end of year	228	$45.81	3.90	$ —

Options vested and expected to vest	252	$47.81	4.29	$ —

The total intrinsic value of Morgan Stanley stock options exercised by the Company’s employees during the year ended November 30, 2007 was $0.9 million. The intrinsic value of the Morgan Stanley stock options exercised by the Company’s employees during the years ended November 30, 2008 and 2006 was immaterial.

MSCI Share-based Compensation Awards

In fiscal 2007, on completion of its initial public offering, the Company made a founders grant of approximately $68.0 million in the form of restricted stock units (representing shares of MSCI common stock) and options to purchase MSCI common stock, subject to two- to four-year vesting periods. All or a portion of the award may be cancelled if employment is terminated before the end of the relevant restriction period. All or a portion of the award also may be cancelled in certain limited situations, including termination for cause, during the restriction period. In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of its common stock held in treasury or newly issued shares.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of share-based compensation expense related to the awards to Company employees and directors who are not employees of the Company or Morgan Stanley of restricted stock units (representing shares of MSCI common stock) and options to purchase MSCI common stock, as applicable, are presented below (in thousands):

For the fiscal year ended	November 30, 2008(1)	November 30, 2007
Deferred stock	$24,318	$839
Stock options	6,020	195

Total	$30,338	$1,034

(1)	Includes $4.2 million of accrued share-based compensation expense for MSCI Inc. equity awards granted to the Company’s retirement-eligible employees in December 2008.

The amount of this expense included in cost of services and selling, general and administrative expense for the year ended November 30, 2008 was $10.0 million, and $20.4 million, respectively. The amount of this expense included in cost of services and selling, general and administrative expense for the year ended November 30, 2007 was $0.2 million, and $0.8 million, respectively.

The tax benefits for share-based compensation expense related to deferred stock and stock options granted to Company employees and to directors who are not employees of the Company or Morgan Stanley were $11.4 million for the year ended November 30, 2008. The tax benefits for share-based compensation expense related to deferred stock and stock options granted as part of the founders grant award to Company employees were $0.3 million for the year ended November 30, 2007.

At November 30, 2008, approximately $38.1 million of compensation cost related to MSCI unvested share-based awards granted to the Company’s employees and to directors who are not employees of the Company or Morgan Stanley had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will be recognized primarily over the next one to three years.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of its class A common stock. At November 30, 2008, approximately 8.1 million class A shares were available for future grant under these plans.

Deferred Stock Awards. The following table sets forth activity concerning MSCI vested and unvested restricted stock units applicable to Company’s employees and to directors who are not employees of the Company or Morgan Stanley (share data in thousands):

For the Year Ended November 30, 2008	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at beginning of year	2,906	$18.00
Granted	8	$28.37
Forfeited	(92)	$18.00
Conversion to common stock	(65)	$18.47

Unvested restricted stock units at end of year(1)	2,757	$18.02

Expected to vest	2,534	$18.02

(1)	Unvested restricted stock units represent awards where recipients have yet to satisfy the explicit vesting terms or retirement-eligibility requirements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s expected option life for MSCI stock options has been determined using the shortcut method according to Staff Accounting Bulletin No. 107, taking into account the option’s weighted vesting period and contractual term. The expected stock price volatility assumption was determined using the historical volatility of MSCI’s peers. Because the Company did not have sufficient share price history to calculate the historical volatility of MSCI common stock at the time of option grant, the Company believes that its peers’ historical volatility is the most reliable data for the purposes of estimating the expected volatility of its options and is a better indicator of expected volatility than implied volatility or a combined method of determining volatility when developing its assumption of option awards to be settled in MSCI common stock.

The following table sets forth activity concerning MSCI stock options granted to the Company’s employees for the year ended November 30, 2008 (option data and dollar values in thousands, except exercise price):

For the Year Ended November 30, 2008	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregated Intrinsic Value
Options outstanding at beginning of year	2,116	$18.00	9.96	NA
Granted	—	$—	NA	NA
Forfeited	(39)	$18.00	NA	NA
Conversion to common stock	—	$—	NA	NA

Options outstanding at end of year	2,077	$18.00	8.96

Options vested or expected to vest	1,942	$18.00	8.96

No options were exercised during the fiscal year ended November 30, 2008. Approximately 42,000 options were exercisable as of November 30, 2008.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. INCOME TAXES

The provision for income taxes (benefits) consisted of (in thousands):

	For the fiscal year ended November 30,
	2008	2007	2006
Current
U.S. federal	$36,394	$59,608	$32,924
U.S. state and local	7,586	10,886	6,123
Non U.S.	4,573	4,261	2,692

	48,553	74,755	41,739

Deferred
U.S. federal	(4,631)	(19,630)	(4,819)
U.S. state and local	(1,241)	(1,861)	(313)
Non U.S.	(1,306)	(1,083)	(510)

	(7,178)	(22,574)	(5,642)

Provision for income taxes from continuing operations	$41,375	$52,181	$36,097

Provision for income taxes from discontinued operations	$—	$—	$4,626

The following table reconciles the provision to the U.S. federal statutory income tax rate:

	For the fiscal year ended November 30,
	2008	2007	2006
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3.76%	4.40%	3.80%
Change in tax rates applicable to non-U.S. earnings	(0.58%)	(1.55%)	(4.09%)
Domestic tax credits	(1.85%)	(0.27%)	(0.73%)
Other	1.41%	1.56%	2.31%

Effective income tax rate	37.74%	39.14%	36.29%

Prior to May 2, 2008, the Company’s taxable income was included in the consolidated United States federal income tax return of Morgan Stanley and in returns filed by Morgan Stanley with certain state taxing jurisdictions. After May 2, 2008, the Company began filing only certain state and local income tax returns with Morgan Stanley. The Company’s foreign income taxes have and continue to be filed on a separate company basis. The Company’s federal income tax liability has been computed and presented in these statements as if it were a separate taxpaying entity in the periods presented. The state and local tax liability presented in these statements reflects the fact that the Company is included in certain state unitary filings of Morgan Stanley, and that its tax liability is affected by the attributes of the unitary group. Where the Company files as a stand-alone taxpayer, the Company’s state and local tax filings will reflect its separate filing attributes. Federal and state taxes are remitted to Morgan Stanley pursuant to a tax sharing agreement between the companies.

As a result of a settlement entered into in January 2008 by Morgan Stanley with New York State and New York City tax authorities, MSCI will be included in the combined New York State and New York City income tax returns of Morgan Stanley, through July 21, 2008. As a result of the settlement the Company will have increased taxes for the periods 1999 through 2007. When filing as a separate taxpayer, MSCI’s New York State

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and New York City income taxes were lower than when calculated as part of Morgan Stanley’s combined state and local income tax return over the applicable period. Consequently, the Company recorded an adjustment of $3.7 million in fiscal 2007 for tax and interest (net of federal tax benefit) relating to tax years 1999 through 2007 to reflect the additional taxes owed. After July 21, 2008, the Company files as a separate taxpayer in New York State and New York City.

Additionally, the Company established tax reserves of $1.7 million relative to open tax years. During fiscal 2008, the Company recorded additional reserves of $1.2 million, including interest. These amounts have been recorded in other non-current liabilities on the Consolidated Statement of Financial Condition.

Earnings attributable to foreign subsidiaries were approximately $18.4 million, $13.4 million and $10.4 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. No provisions for income tax that could occur upon repatriation have been recorded on these earnings. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at November 30, 2008 and November 30, 2007 were as follows (in thousands):

	As of November 30,
	2008	2007
Deferred tax assets
Employee compensation and benefit plans	$14,735	$16,279
Provision for bad debts	(744)	527
Deferred expenses	—	(7)
Property, equipment and leasehold improvements, net	2,576	2,050
Foreign currency translation	2,016
Interest Rate Swap	1,384
Pension	1,007
Other	2,899	1,247

Total deferred tax assets	23,873	20,096

Deferred tax liabilities
Intangible assets	51,941	59,027
Valuation of investments and receivables	—	5
Other	2,706	616

Total deferred tax liabilities	54,647	59,648

Net deferred tax liabilities	$(30,774)	$(39,552)

Net current deferred tax asset	$18,590	$17,425
Net non-current deferred tax liabilities	(49,364)	(56,977)

Net deferred tax liabilities	$(30,774)	$(39,552)

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes” and prescribes a comprehensive model for the recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on the classification of unrecognized tax benefits; disclosures for interest and penalties; accounting and disclosures for interim reporting periods; and transition requirements. FIN 48 is effective for tax years beginning after December 15, 2006.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted the provisions of FIN 48 on December 1, 2007. The adoption of FIN 48 had no impact on the Company. The total amount of unrecognized tax benefits was approximately $2.6 million as of November 30, 2008, which, if recognized, would favorably affect the effective tax rate in future periods.

The Company recognizes the accrual of interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes in the Consolidated Statements of Income. For the year ended November 30, 2008, the Company recognized $0.3 million of interest in the Consolidated Statements of Income. No penalties were accrued.

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits, for the year ended November 30, 2008.

Unrecognized tax benefits, including interest and penalties (amounts in thousands)	Year Ended November 30, 2008
Beginning balance as of December 1, 2007	$1,609
Increases based on tax positions related to the current period	689
Decreases based on tax positions related to the current period	—
Increases based on tax positions related to prior periods	327
Decreases based on tax positions related to prior periods	—
Increases/ (Decreases) related to settlements with taxing authorities	—
Increases/(Decreases) related to a lapse of applicable statute of limitations	—

Ending balance as of November 30, 2008	$2,625

The Company is under continuous examination by the Internal Revenue Service (“the IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York and California. The tax years currently under examination vary by jurisdiction. The IRS is expected to conclude the fieldwork portion of their respective current examinations in the second half of 2009. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of income for a particular future period and on the Company’s effective tax rate for any period in which such resolution occurs.

It is reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months. It is difficult to estimate the range of such changes; however, the Company does not expect that any change in the gross balance of unrecognized tax benefits would have a material impact on its effective tax rate over the next 12 months.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

Tax Jurisdiction	Open Tax Years
United States	1999 – 2007
California	2004 – 2007
New York State and City	2002 – 2007
Hong Kong	2002 – 2007
United Kingdom	2006 – 2007
Japan	2004 – 2007

15. SEGMENT INFORMATION

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

The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	2008		2007		2006
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
Americas:
United States	$208,884	$597,254	$182,573	$616,856	$149,565	$643,942
Other	13,048	320	11,232	2	8,847	11

Total Americas	221,932	597,574	193,805	616,858	158,412	643,953

EMEA:
United Kingdom	55,858	1,572	46,272	482	40,350	632
Other	85,564	11,722	75,550	2,238	66,036	2,658

Total EMEA	141,422	13,294	121,822	2,720	106,386	3,290

Asia & Australia:
Japan	36,890	483	30,902	120	27,416	133
Other	30,717	4,626	23,357	578	18,484	193

Total Asia & Australia	67,607	5,109	54,259	698	45,900	326

Total	$430,961	$615,977	$369,886	$620,276	$310,698	$647,569

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. LEGAL MATTERS

From time to time, the Company may be party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material adverse effect on its business, operating results, financial condition or cash flows.

17. QUARTERLY RESULTS OF OPERATIONS (unaudited):

	2008				2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)				(in thousands)
Operating revenues	$104,951	$108,195	$110,399	$107,416	$87,069	$88,752	$92,407	$101,658
Cost of services	31,156	29,935	28,131	35,449	32,298	30,316	29,354	29,784
Selling general and administrative	31,508	38,228	37,624	34,640	19,088	25,759	23,093	23,882
Amortization of intangible assets	7,125	7,125	7,125	7,125	6,266	6,265	6,697	7,125

Total operating expenses	69,789	75,288	72,880	77,214	57,652	62,340	59,144	60,791

Operating income	35,162	32,907	37,519	30,202	29,417	26,412	33,263	40,867
Interest income	(2,372)	(3,508)	(1,843)	(419)	(5,062)	(5,524)	(1,125)	(1,432)
Interest expense	8,463	6,668	5,991	5,810	95	502	1,259	7,730
Other expense (income)	336	(638)	3,224	4,435	(183)	(271)	210	468

Interest expense (income) and other, net	6,427	2,522	7,372	9,826	(5,150)	(5,293)	344	6,766

Income before provision for income taxes	28,735	30,385	30,147	20,376	34,567	31,705	32,919	34,101
Provision for income taxes	10,801	11,754	11,269	7,551	12,925	11,854	11,540	15,862

Net income	$17,934	$18,631	$18,878	$12,825	$21,642	$19,851	$21,379	$18,239

Earnings per basic common share	$0.18	$0.19	$0.19	$0.13	$0.26	$0.24	$0.25	$0.21

Earnings per diluted common share	$0.18	$0.18	$0.19	$0.13	$0.26	$0.24	$0.25	$0.21

Weighted average shares outstanding used in computing per share data
Basic	100,011	100,026	100,052	100,060	83,900	83,900	83,900	86,733

Diluted	100,728	101,282	101,698	101,067	83,900	83,900	83,900	86,803

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

3.2	Amended and Restated By-laws (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007(File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.1†	Index License Agreement for Funds, dated as of March 18, 2000, between Morgan Stanley Capital International and Barclays Global Investors, N.A. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.2†	Amendment to Index License Agreement for Funds between Morgan Stanley Capital International and Barclays Global Investors, N.A. (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.3†	Letter Agreement to Amend MSCI-BGI Fund Index License Agreement, dated as of June 21, 2001, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.4†	Addendum to the Index License Agreement for Funds, dated as of September 18, 2002, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.5†	Amendment to the Index License Agreement for Funds, dated as of December 3, 2004 between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on October 26, 2007 and incorporated by reference herein)

10.6†	Amendment to the Index License Agreement for Funds, dated as of May 1, 2005 between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.7†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2006, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), with the SEC on October 26, 2007 and incorporated by reference herein)

10.8†	Amendment to Index License Agreement for Funds, dated as of June 5, 2007, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.9††#	Amendment to Index License Agreement for Funds, dated as of November 7, 2008, between MSCI Inc. and Barclays Global Investors, N.A.

10.10	Trademark License Agreement, dated as of March 18, 2002, between Morgan Stanley Dean Witter & Co. and Morgan Stanley Capital International Inc. (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

Exhibit Number	Description

10.11	Amendment No. 1 to Trademark License Agreement, dated July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.12	Intellectual Property Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.13	Amendment No. 1 to Intellectual Property Agreement, dated as of July 21, 2008 between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.14	Services Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.11 to the company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.15	Amendment No. 1 to Services Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.16	Tax Sharing Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.17	Shareholder Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.18	Amended and Restated Shareholder Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.19	Credit Agreement, dated as of November 20, 2007, among MSCI Inc., Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and the other lenders party thereto (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.20	Asset Purchase Agreement, dated July 22, 2008, between MSCI Inc. and Morgan Stanley (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.21**	MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (filed as Annex B to the Company’s Definitive Proxy Statement filed with the SEC on February 28, 2008 (File No. 001-33812) and incorporated by reference herein)

10.22**	MSCI Independent Directors’ Equity Compensation Plan (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

Exhibit Number	Description

10.23**	MSCI Inc. Performance Formula and Incentive Plan (filed as Annex C to the Company’s Definitive Proxy Statement filed with the SEC on February 28, 2008 (File No. 001-33812) and incorporated by reference herein)

10.24**	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificates for Stock Units (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.25**	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificates for Stock Units for Named Executive Officers (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 208 and incorporated by reference herein)

10.26**	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.27**	MSCI Independent Directors’ Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.28**	Employment Offer Letter, dated as of July 20, 2006, between Michael Neborak and Morgan Stanley Capital International Inc. (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on November 6, 2007 and incorporated by reference herein)

10.29**	Summary of Relocation and Expatriate Benefits for C.D. Baer Pettit (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on November 6, 2007 and incorporated by reference herein)

10.30#	MSCI Equity Incentive Compensation Plan 2008 Award Certificate for Stock Units for Executive Officers and the General Counsel

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Deloitte & Touche LLP

24.1#	Power of Attorney (included on signature page)

31.1***	Rule 13a-14(a) Certification of Chief Executive Officer

31.2***	Rule 13a-14(a) Certification of Chief Financial Officer

32.1***	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

#	Filed herewith.
**	Indicates a management compensation plan, contract or arrangement previously filed.
***	Furnished herewith.
†	Confidential treatment has been granted for a portion of this exhibit.
††	Confidential treatment requested.