Form 10-Q
period 2009-04-03
MSCI Inc.
filed 2009-04-03
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

As of March 31, 2009, there were 72,364,734 shares of the Registrant’s Class A Common Stock, $0.01 par value, outstanding and 27,708,653.79 shares of Registrant’s Class B Common Stock, $0.01 par value, outstanding.

MSCI INC.
FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2009

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

PART I

Item 1.  Unaudited Condensed Consolidated Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share data)

	As of
	February 28,	November 30,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$276,881	$268,077
Trade receivables (net of allowances of $927 and $712 as of
February 28, 2009 and November 30, 2008, respectively)	99,476	85,723
Due from related parties	4,385	1,765
Deferred taxes	20,803	18,590
Prepaid and other assets	11,205	18,100
Total current assets	412,750	392,255

Property, equipment and leasehold improvements, (net of accumulated depreciation of $16,484 and $14,069 at February 28, 2009 and November 30, 2008, respectively)	29,766	28,447
Goodwill	441,623	441,623
Intangible assets (net of accumulated amortization of $129,438 and $123,043 at February 28, 2009 and November 30, 2008, respectively)	139,477	145,907
Other non-current assets	6,442	6,816
Total assets	$1,030,058	$1,015,048

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$513	$900
Payable to related parties	36,916	34,992
Income taxes payable	284	—
Accrued compensation and related benefits	20,106	58,946
Other accrued liabilities	29,799	29,459
Current maturities of long term debt	27,086	22,086
Deferred revenue	176,805	144,711
Total current liabilities	291,509	291,094
Long term debt, net of current maturities	369,188	379,709
Deferred taxes	46,895	49,364
Other non-current liabilities	9,288	8,499
Total liabilities	716,880	728,666
Commitments and Contingencies (see Note 8)
Shareholders' equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 500,000,000 class A shares and 250,000,000 class B shares authorized; 72,394,375 class A shares issued and 72,364,734 class A shares outstanding; 27,708,654 class B shares issued and outstanding)	1,001	1,001
Treasury shares, at cost (29,641 and 23,216 shares at February 28, 2009 and November 30, 2008, respectively)	(791)	(681)
Additional paid in capital	302,292	291,204
Retained earnings	18,936	2,212
Accumulated other comprehensive loss	(8,260)	(7,354)
Total shareholders' equity	313,178	286,382
Total liabilities and shareholders' equity	$1,030,058	$1,015,048

See Notes to Condensed Consolidated Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	February 28,	February 29,
	2009	2008
	(unaudited)
Operating revenues (1)	$105,915	$104,951
Cost of services (1)	28,935	30,860
Selling, general and administrative (1)	34,716	31,320
Amortization of intangible assets	6,429	7,125
Depreciation and amortization of property, equipment, and leasehold improvements	3,051	484
Total operating expenses	73,131	69,789
Operating income	32,784	35,162
Interest income (1)	(121)	(2,372)
Interest expense (1)	5,638	8,463
Other expense	882	336
Interest expense (income) and other, net	6,399	6,427
Income before income taxes	26,385	28,735
Provision for income taxes	9,661	10,801
Net income	$16,724	$17,934
Earnings per basic common share	$0.17	$0.18
Earnings per diluted common share	$0.16	$0.18
Weighted average shares outstanding used in computing earnings per share
Basic	100,286	100,011
Diluted	101,471	100,728

(1) Related party amounts:

	Three Months Ended
	February 28,	February 29,
	2009	2008
	(in thousands)
Operating revenues	$2,791	$3,150
Cost of services	$267	$3,406
Selling, general and administrative	$807	$2,906
Interest income	$—	$2,319
Interest expense	$237	$191

See Notes to Condensed Consolidated Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	February 28,	February 29,
	2009	2008
	(unaudited)
Cash flows from operating activities
Net income	$16,724	$17,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and leasehold improvements	3,051	484
Amortization of intangible assets	6,429	7,125
Foreign currency loss	763	—
Loss on sale of property, equipment and leasehold improvements, net	128	—
Share based compensation	7,736	4,875
Provision for (recovery of) bad debts	314	(462)
Amortization of debt origination fees	358	—
Amortization of discount on long-term debt	42	—
Deferred taxes	(4,214)	(2,911)
Changes in assets and liabilities:
Trade receivable	(14,225)	(45,621)
Due from related parties	(2,620)	(2,968)
Prepaid and other assets	6,723	(193)
Accounts payable	(359)	—
Payable to related parties	1,963	24,184
Deferred revenue	33,548	42,106
Accrued compensation and related benefits	(35,553)	(30,708)
Income taxes payable	656	5,847
Other accrued liabilities	771	1,049
Other	237	—
Net cash provided by operating activities	22,472	20,741
Cash flows from investing activities
Cash deposited with related parties	—	(26,474)
Capital expenditures	(6,033)	(961)
Net cash used in investing activities	(6,033)	(27,435)
Cash flows from financing activities
Repayment of long term debt	(5,563)	(5,562)
Repurchase of treasury shares	(110)	—
Net cash used by financing activities	(5,673)	(5,562)
Effect of exchange rate changes	(1,962)	367
Net increase (decrease) in cash	8,804	(11,889)
Cash and cash equivalents, beginning of period	268,077	33,818
Cash and cash equivalents, end of period	$276,881	$21,929
Supplemental disclosure of cash flow information
Cash paid for interest	$5,304	$8,975
Cash paid for income taxes	$5,259	$10,454
Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$4,280	$—

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company’s controlling shareholder, Morgan Stanley, has approximately 27.7% of the economic interest and approximately 65.7% of the voting interest in the Company. Morgan Stanley is a global financial services firm that, through its subsidiaries and affiliates, provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

Basis of Presentation and Use of Estimates

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and include all adjustments necessary to present fairly the financial condition as of February 28, 2009 and November 30, 2008 and the results of operations and cash flows for the three months ended February 28, 2009 and February 29, 2008.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008.  The November 30, 2008 consolidated financial statement information has been derived from the 2008 audited consolidated financial statements.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company’s business and are based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead.

Inter-company balances and transactions are eliminated in consolidation.

During the three months ended February 28, 2009, certain balances for prior periods have been reclassified to conform to current period presentations. These include the reclassification of $296,000 from the cost of services category and $188,000 from the selling, general, and administrative category to the depreciation and amortization of property, equipment, and leasehold improvements category on the Condensed Consolidated Statements of Income for the three months ended February 29, 2008.

Concentration of Credit Risk

The Company licenses its products and services primarily to investment managers principally in the United States, Europe and Asia (primarily Hong Kong and Japan). The Company evaluates the credit of its customers and does not require collateral. The Company maintains reserves for estimated credit losses.

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash investments and short-term investments.  At February 28, 2009 and November 30, 2008, amounts held primarily on deposit with Bank of America were $276.9 million and $268.1 million, respectively.  On March 2, 2009, the Company transferred $210.0 million of the amounts held on deposit with Bank of America to professionally managed custodial accounts. The Company has invested $185.0 million of these funds in US Treasury Securities with maturity dates ranging between three and six months.

For the three months ended February 28, 2009, no single customer accounted for 10.0% or more of the Company’s operating revenues.  For the three months ended February 29, 2008, Barclays PLC and its affiliates accounted for 11.8% of the Company’s operating revenues.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the Emerging Issue Task Force (“EITF”) reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The adoption of EITF Issue No. 06-11 did not have an impact on the Company’s condensed consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1.

In March 2009, the FASB issued FSP FAS 107-b and APB 28-a, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-b and APB 28-a amends FASB Statement No. 107, Disclosures about Fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also would amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-b and APB 28-a is effective for interim and annual periods ending after March 15, 2009. Since FSP FAS 107-b and APB 28-a only requires additional disclosures, adoption of the FSP is not expected to have an effect on the Company’s condensed consolidated financial statements.

3. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted weighted average common shares includes outstanding stock options and unvested restricted stock awards. There were 2,034,450 stock options excluded from the calculation of diluted earnings per share for the three months ended February 28, 2009 because of their anti-dilutive effect.  No stock options or restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended February 29, 2008.

The following table sets forth the computation of earnings per share:

	Three Months Ended
	February 28,	February 29,
	2009	2008
	(in thousands, except per share data)
Net income	$16,724	$17,934

Basic weighted average common shares outstanding	100,286	100,011

Basic weighted average common shares outstanding	100,286	100,011
Effect of dilutive securities:
Stock options and restricted stock units	1,185	717

Diluted weighted average common shares outstanding	101,471	100,728

Earnings per basic common share	$0.17	$0.18

Earnings per diluted common share	$0.16	$0.18

4. COMPREHENSIVE INCOME

 The components of comprehensive income are as follows:

	Three Months Ended
	February 28,	February 29,
	2009	2008
	(in thousands)
Net income	$16,724	$17,934
Other comprehensive income, net of tax:
Net changes in unrealized losses on cash flow hedges	(914)	(803)
Pension and other post-retirement adjustments	(51)	—
Foreign currency translation	59	367
Comprehensive income	$15,818	$17,498

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. RELATED PARTY TRANSACTIONS

Receivables from Related Parties and Interest Income.  Related party receivables consist of amounts due to the Company for sales of products and services to Morgan Stanley.   The receivable amounts are unsecured, bear interest at Morgan Stanley’s internal prevailing rates and are payable on demand.  Related party receivables as of February 28, 2009 were approximately $4.4 million. The Company did not earn interest from Morgan Stanley during the three months ended February 28, 2009.

Prior to July 1, 2008, the Company deposited substantially all of its excess funds with Morgan Stanley. The Company received interest at Morgan Stanley’s internal prevailing rates on its cash deposits.  Interest earned on both cash on deposit with Morgan Stanley and related party receivables for the three months ended February 29, 2008 totaled approximately $2.3 million.

Revenues.  Morgan Stanley or its affiliates subscribe to, in the normal course of business, certain of the Company’s products. Revenues recognized by the Company from subscription to the Company’s products by Morgan Stanley for the three months ended February 28, 2009 and February 29, 2008 were $2.8 million and $3.2 million, respectively.

Administrative Expenses. Morgan Stanley affiliates have invoiced administrative expenses to the Company relating to office space, equipment and staff services. The amount invoiced by Morgan Stanley affiliates for administrative expenses for the three months ended February 28, 2009 and February 29, 2008 was $1.1 million and $6.3 million, respectively.

Payables to Related Parties. Payables to related parties consist of amounts due to Morgan Stanley affiliates for the Company’s expenses, income taxes and prepayments for the Company’s services. The amounts outstanding are unsecured, bear interest at Morgan Stanley’s internal prevailing rates and are payable on demand. Amounts payable to related parties as of February 28, 2009 were $36.9 million. Interest expense on these payables for the three months ended February 28, 2009 and February 29, 2008 was $0.2 million.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at February 28, 2009 and November 30, 2008 consisted of the following:

	As of
	February 28,	November 30,
	2009	2008
	(in thousands)
Computer & related equipment	$31,963	$28,112
Furniture & fixtures	2,403	2,163
Leasehold improvements	11,858	10,879
Work-in-process	26	1,362
Subtotal	46,250	42,516
Accumulated depreciation and amortization	(16,484)	(14,069)
Property, equipment and leasehold improvements, net	$29,766	$28,447

Depreciation and amortization expense of property, equipment and leasehold improvements was $3.1 million and $0.5 million for the three months ended February 28, 2009 and February 29, 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Amortization expense related to intangible assets for the three months ended February 28, 2009 and February 29, 2008, was approximately $6.4 million and $7.1 million, respectively.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
As of February 28, 2009
Technology/software	$140,765	$(94,827)	$45,938
Trademarks	102,220	(23,065)	79,155
Customer relationships	25,880	(11,496)	14,384
Non-competes	50	(50)	—
Total intangible assets	$268,915	$(129,438)	$139,477

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
As of November 30, 2008
Technology/software	$140,800	$(90,077)	$50,723
Trademarks	102,220	(21,884)	80,336
Customer relationships	25,880	(11,032)	14,848
Non-competes	50	(50)	—
Total intangible assets	$268,950	$(123,043)	$145,907

8. COMMITMENTS AND CONTINGENCIES

Leases.   The Company leases facilities under non-cancelable operating lease agreements.  The terms of certain lease agreements provide for rental payments on a graduated basis.  The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid.  Rent expense for the three months ended February 28, 2009 and February 29, 2008 was $2.5 million and $2.6 million, respectively.

Long-term debt.   On November 14, 2007, the Company entered into a secured $500.0 million credit facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto pursuant to a credit agreement dated as of November 20, 2007 (the “Credit Facility”). Outstanding borrowings under the Credit Facility initially accrued interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving credit facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving credit facility and 2.00% in the case of the term loan B facility. In April 2008 and again in July 2008, the Company’s fixed margin rate was reduced by 0.25%. During the three months ended February 28, 2009, the Company exercised its rights and chose to have a portion of both the term loan A facility and term loan B facility referenced to the one month LIBOR rates while the remaining portions continued to reference the three month LIBOR rates.   The weighted average rate on the term loan A facility and term loan B facility was 4.18% and 4.69%, respectively, for the three months ended February 28, 2009. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of February 28, 2009, $397.2 million was outstanding and there was $75.0 million of unused credit under the revolving credit facility.  For the unused credit, the Company pays an annual 0.5% non-usage fee which was approximately $0.1 million for both the three months ended February 28, 2009 and February 29, 2008. Interest and principal repayment requirements are paid quarterly in February, May, August and November. The principal repayment requirements are paid quarterly until November 20, 2012, when the final payment of $50 million is due on the term loan A facility and November 20, 2014, when the final payment of $209.8 million is due on the term loan B facility.

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

Current maturities of long term debt at February 28, 2009 was $27.1 million, net of a $0.2 million discount. Long term debt, net of current maturities was $369.2 million, net of a $0.7 million discount at February 28, 2009. During the three months ended February 28, 2009 and February 29, 2008, less than $0.1 million of the debt discount had been amortized.

At February 28, 2009, the fair market value of the Company’s debt obligations was $363.7 million. The fair market value was estimated based on actionable bid quotes available in the over the counter markets.

Interest Rate Swaps and Derivative Instruments.    The Company manages its interest rate risk by using derivative instruments in the form of interest rate swaps designed to reduce interest rate risk by effectively converting a portion of floating rate debt into fixed rate debt.  This action reduces the Company’s risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed-rate debt. On February 13, 2008, the Company entered into interest rate swap agreements through the end of 2010 for an aggregate notional principal amount of $251.7 million. The effective fixed rate on the notional principal amount swapped for the three months ended February 28, 2009 was 5.16% on the aggregate notional principal amount of $240.2 million. These swaps are designated as cash flow hedges and qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

In accordance with SFAS No. 133, the Company's derivative instruments are recorded as assets or liabilities at fair value. Changes in fair value derivatives that have been designated as cash flow hedges are included in "Unrealized losses on cash flow hedges" as a component of other comprehensive income to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of the designated hedging instruments would be included in the Condensed Consolidated Statements of Income in interest (income) expense.  No hedge ineffectiveness on cash flow hedges was recognized during the three months ended February 28, 2009. Gains and losses are reclassified from accumulated other comprehensive income to the Condensed Consolidated Statement of Income in the period the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next twelve months, the Company estimates that an additional $3.6 million will be reclassified as an increase to interest expense.

The gross carrying values of the interest rate contracts as of February 28, 2009 were $5.1 million and were recorded in other accrued liabilities on the Condensed Consolidated Statements of Financial Condition.

For the three months ended February 28, 2009, the amount of loss recognized on the effective portion of these interest rate contracts in accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Condition was $1.4 million.  For the three months ended February 28, 2009, the amount of loss on the effective portion of these interest rate contracts reclassified from accumulated other comprehensive income into interest expense on the Condensed Consolidated Statements of Income was $0.4 million.

Credit-risk-related Contingent Features.   The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

As of February 28, 2009, the fair value of derivatives in a liability position related to these agreements was $5.1 million.  As of February 28, 2009, the Company has not posted any collateral related to these agreements.  If the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $5.3 million.

9. EMPLOYEE BENEFITS

During the three months ended February 28, 2009, the Company sponsored a 401(k) plan for eligible U.S. employees.  The Company also participates in separate defined contribution pension plans that cover substantially all of its non-U.S. employees. During the three months ended February 29, 2008, the Company participated in plans sponsored by Morgan Stanley and the associated costs were allocated by Morgan Stanley to the Company.  For the three months ended February 28, 2009 and February 29, 2008, costs relating to 401(k), pension and post-retirement benefit expenses included were $3.1 million and $1.1 million, respectively.  For the three months ended February 28, 2009, amounts included in cost of services and selling, general and administrative were $1.6 million and $1.5 million, respectively. For the three months ended February 29, 2008, amounts included in cost of services and selling, general and administrative were $0.9 million and $0.2 million, respectively.

401(k) Plan. Eligible employees may participate in the MSCI 401(k) Plan immediately upon hire. Eligible employees receive 401(k) matching contributions and an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations.  The Company’s expenses associated with the 401(k) Plan for the three months ended February 28, 2009 were $2.3 million.  During the three months ended February 29, 2008, the Company participated in Morgan Stanley sponsored plans and was allocated costs of $0.6 million.

Net Periodic Benefit Expense. Net periodic benefit expense related to pension costs was $0.8 million for the three months ended February 28, 2009.  The net periodic benefit expense related to postretirement costs was not significant for the three months ended February 28, 2009.  During the three months ended February 29, 2008, the Company participated in Morgan Stanley sponsored plans and was allocated costs of $0.5 million.

10.  SHARE BASED COMPENSATION

On November 6, 2007, the Company’s Board of Directors approved the award of founders grants to its employees in the form of restricted stock units and/or options. The aggregate value of the grants, which were made on November 14, 2007, was approximately $68.0 million of restricted stock units and options. The restricted stock units and options vest over a four year period, with 50% vesting on each of the second anniversary of the grant date and 25% vesting on each of the third and fourth anniversary of the grant date. The options have an exercise price per share of $18.00 and have a term of ten years subject to earlier cancellation in certain circumstances. The aggregate value of the options is calculated using the Black-Scholes valuation method consistent with SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”).

On December 16, 2008, the Company, as a component of the 2008 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units (“2008 Bonus Award”). The aggregate value of the grants was approximately $9.5 million of restricted stock units. The restricted stock units vest over a three year period, with one-third vesting on January 8, 2010, January 10, 2011 and January 9, 2012, respectively. Approximately $4.2 million of this grant was awarded to retirement-eligible employees under the award terms.  Based on interpretive guidance related to SFAS No. 123R, the Company accrues the estimated cost of these awards over the course of the fiscal year in which the award is earned. As such, the Company accrued the estimated cost of fiscal 2008 year-end awards granted to retirement-eligible employees over the 2008 fiscal year rather than expensing the awards on the date of grant.

For the Founders Grant award, all or a portion of the award may be cancelled in certain limited situations, including termination for cause, if employment is terminated before the end of the relevant restriction period. For the 2008 Bonus Award, all or a portion of the award may be cancelled if employment is terminated for certain reasons before the end of the relevant restriction period for non-retirement-eligible employees.

During the three months ended February 28, 2009, the Company awarded 327 shares in MSCI common stock to directors who were not employees of the Company or Morgan Stanley during the period.  During the three months ended February 29, 2008, the Company awarded 702 shares in MSCI common stock and 700 restricted stock units to directors who were not employees of the Company or Morgan Stanley during the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Share based compensation expense was $7.7 million for the three months ended February 28, 2009, of which $6.2 million was related to the founders grant award.  Share based compensation expense for the three months ended February 29, 2008 was $5.8 million, of which $4.8 million was related to the founders grant award.

11. INCOME TAXES

The Company’s provision for income taxes was $9.7 million and $10.8 million for the three months ended February 28, 2009 and February 29, 2008, respectively.  These amounts reflect effective tax rates of 36.6% and 37.6% for the three months ended February 28, 2009 and February 29, 2008, respectively.  The effective tax rate of 36.6% for the three months ended February 28, 2009 reflects the Company’s estimate of the effective tax rate adjusted for discrete events that occurred during the period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth revenue for the periods indicated by geographic area:

	Three Months Ended
	February 28, 2009	February 29, 2008
Revenues	(in thousands)
Americas:
United States	$50,023	$51,187
Other	3,380	3,097

Total Americas	53,403	54,284

EMEA:
United Kingdom	13,576	13,187
Other	20,697	21,950

Total EMEA	34,273	35,137

Asia & Australia:
Japan	10,370	8,478
Other	7,869	7,052

Total Asia & Australia	18,239	15,530

Total	$105,915	$104,951

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	February 28, 2009	November 30, 2008
Long-lived assets	(in thousands)

Americas:
United States	$592,146	$597,254
Other	242	320

Total Americas	592,388	597,574

EMEA:
United Kingdom	1,583	1,572
Other	11,191	11,722

Total EMEA	12,774	13,294

Asia & Australia:
Japan	535	483
Other	5,169	4,626

Total Asia & Australia	5,704	5,109

Total	$610,866	$615,977

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of February 28, 2009, and the related condensed consolidated statements of income and cash flows for the three-month periods ended February 28, 2009 and February 29, 2008.  These interim financial statements are the responsibility of the management of MSCI Inc.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of MSCI Inc. and subsidiaries as of November 30, 2008, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for the fiscal year then ended (not presented herein) included in the Company’s Annual Report on Form 10-K; and in our report dated January 29, 2009, which report contains an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2008 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
April 3, 2009

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of  operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K.

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

Our clients include asset owners such as pension funds, endowments, foundations, central banks and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; and financial intermediaries such as broker-dealers, exchanges, custodians and investment consultants. As of February 28, 2009, we had approximately 3,100 clients across 61 countries. We had 21 offices in 15 countries to help serve our diverse client base, with approximately 51% of our revenue from clients in the Americas, 32% in Europe, the Middle East and Africa (“EMEA”), 10% in Japan and 7% in Asia-Pacific (not including Japan), based on revenues for the three months ended February 28, 2009.

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

To maintain and accelerate our revenue and operating income growth, we will continue to invest in and expand our operating functions and infrastructure, including new sales and client support staff and facilities in locations around the world; additional staff and supporting technology for our research and our data management and production functions; and additional personnel and supporting technology in our general and administrative functions, particularly finance and human resources personnel required to operate as a stand-alone public company. At the same time, managing and controlling our operating expenses is very important to us and a distinct part of our culture. Over time, our goal is to keep the rate of growth of our operating expenses below the rate of growth of our revenues allowing us to expand our operating margins. However, at times, because of significant market opportunities, it may be more important for us to invest in our business in order to support increased efforts to attract new clients and to develop new product offerings, rather than emphasize short-term operating margin expansion. Furthermore, in some periods our operating expense growth may exceed our operating revenue growth due to the variability of revenues from several of our products, including our equity indices licensed as the basis of ETFs.

The discussion of the Company’s results of operations for the three months ended February 28, 2009 and February 29, 2008 are discussed below.  These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially.  For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Risk Factors” in Part I, Item 1A, “Certain Factors Affecting Results of Operations” in Part II, Item 7 and other items throughout our Form 10-K for the fiscal year ended November 30, 2008.  Income from interim periods may not be indicative of future results.

Results of Operations

	Three Months Ended
	February 28,	February 29,
	2009	2008	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$105,915	$104,951	$964	0.9%
Operating expenses:
Cost of services	28,935	30,860	(1,925)	(6.2)%
Selling, general and administrative	34,716	31,320	3,396	10.8%
Amortization of intangible assets	6,429	7,125	(696)	(9.8)%
Depreciation and amortization of property, equipment, and leasehold improvements	3,051	484	2,567	530.4%
Total operating expenses	73,131	69,789	3,342	4.8%
Operating income	32,784	35,162	(2,378)	(6.8)%
Interest expense (income) and other, net	6,399	6,427	(28)	(0.4)%
Provision for income taxes	9,661	10,801	(1,140)	(10.6)%
Net income	$16,724	$17,934	$(1,210)	(6.7)%
Earnings per basic common share	$0.17	$0.18	$(0.01)	(5.6)%
Earnings per diluted common share	$0.16	$0.18	$(0.02)	(11.1)%
Operating margin	31.0%	33.5%

  Operating Revenues

We group our revenues into the following four product categories:

• Equity indices
• Equity portfolio analytics
• Multi-asset class portfolio analytics
• Other products

The following table summarizes the revenue by category for the three months ended February 28, 2009 compared to the three months ended February 29, 2008:

	Three Months Ended
	February 28,	February 29,
	2009	2008	Increase/(Decrease)
	(in thousands)
Equity indices
Equity index subscriptions	$45,267	$38,809	$6,458	16.6%
Equity index asset based fees	13,182	19,588	(6,406)	(32.7)%
Total equity indices	58,449	58,397	52	0.1%
Equity portfolio analytics	32,140	32,342	(202)	(0.6)%
Multi-asset class portfolio analytics	9,623	7,892	1,731	21.9%
Other products	5,703	6,320	(617)	(9.8)%
Total operating revenues	$105,915	$104,951	$964	0.9%

Total operating revenues for the three months ended February 28, 2009 increased 0.9% to $105.9 million compared to $105.0 million for the three months ended February 29, 2008. The growth was comprised of an 8.6% increase in subscription revenues offset, in part, by a 32.7% decrease in asset based fees.  The increase in subscription revenues was driven by an increase in our revenues related to equity index data subscriptions and multi-asset class portfolio analytics, which were up 16.6% and 21.9%, respectively, for the three months ended February 28, 2009 offset, in part, by declines of 0.6% in equity portfolio analytics and 9.8% in other products. Within our subscription product categories, revenue growth was experienced across all client segments with the exception of hedge funds which reported a modest decline. Changes in foreign exchange rates and the strengthening of the U.S. dollar relative to the other currencies in which we conduct business lowered revenues by $1.1 million for the three months ended February 28, 2009 compared to the three months ended February 29, 2008.

Revenues related to Equity Indices increased 0.1% to $58.4 million for the three months ended February 28, 2009 compared to the same period in 2008. Revenues from equity index data subscriptions were up 16.6% to $45.3 million during the current period with strength across all regions, most notably the Americas. This growth was led by strong increases in our small cap, emerging market and developed market index modules as well user fees, custom indices and our value/growth index extension modules.

Revenues attributable to equity index asset based fees decreased 32.7% to $13.2 million for the three months ended February 28, 2009 compared to the same period in 2008 reflecting decreases of 32.1% to $9.9 million for ETF asset based fees, 31.5% to $2.7 million for retail and institutional indexed funds asset based fees, and 45.3% to $0.6 million for other asset based fees.  The average value of assets in ETFs linked to MSCI equity indices decreased 31.0% to $126.4 billion for the three months ended February 28, 2009 compared to $183.2 billion for the three months ended February 29, 2008. As of February 28, 2009, the value of assets in ETFs linked to MSCI equity indices was $107.8 billion, representing a decrease of $71.4 billion, or 39.8%, from $179.2 billion as of February 29, 2008. We estimate that the $71.4 billion year-over-year decline in value of assets in ETFs linked to MSCI equity indices was attributable to $98.1 billion of net asset depreciation offset, in part, by $26.7 billion of net cash inflows.

The three MSCI indices with the largest amount of ETF assets linked to them as of February 28, 2009 were the MSCI EAFE, Emerging Markets and U.S. Broad Market with $24.0 billion, $23.6 billion and $7.5 billion in assets, respectively.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

	Quarter Ended
	2008				2009
in billions	February	May	August	November	February
AUM in ETFs linked to MSCI Indices	$179.2	$199.6	$166.3	$119.0	$107.8
Sequential Change ($ Growth in Billions)
Market Appreciation/(Depreciation)	$(15.2)	$9.9	$(31.2)	$(63.2)	$(13.6)
Cash Inflow/(Outflow)	2.7	10.5	(2.1)	15.9	2.4
Total Change	$(12.5)	$20.4	$(33.3)	$(47.3)	$(11.2)

Source: Bloomberg and MSCI
Note: The assets under management (“AUM”) are as of quarter end.

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the periods indicated:

	Quarter Ended
	2008				2009
in billions	February	May	August	November	February
AUM in ETFs linked to MSCI Indices	$183.2	$184.4	$178.3	$134.9	$126.4

Source: Bloomberg and MSCI

Revenues related to Equity Portfolio Analytics products decreased 0.6% to $32.1 million for the three months ended February 28, 2009 compared to the same period in 2008 resulting from lower levels of new subscriptions and retention rates during the second half of 2008, most notably for Aegis, our propriety equity risk data and software product. Within Equity Portfolio Analytics, Aegis revenue declined 6.0% to $21.5 million, Models Direct, our proprietary risk data accessed directly, increased 13.9% to $9.4 million and Barra on Vendors, our proprietary risk data product accessed through vendors, increased 2.1% to $1.2 million.

Revenues related to Multi-Asset Class Portfolio Analytics increased 21.9% to $9.6 million for the three months ended February 28, 2009 compared to the same period in 2008. This reflects an increase of 37.4% to $7.4 million for BarraOne and a decrease of 12.0% to $2.2 million for TotalRisk, which is a product that is in the process of being transitioned and decommissioned. The strong revenue performance of BarraOne reflects growth in new subscriptions to asset managers and asset owners, particularly in the three months ended November 30, 2008.

Revenues from Other Products decreased 9.8% to $5.7 million for the three months ended February 28, 2009 compared to the same period in 2008. This reflects a decrease of 1.4% to $1.6 million for fixed income analytics and a decrease of 76.6% to $0.3 million in asset based fees from investment products linked to MSCI investable hedge fund indices offset, in part, by an increase of 11.1% to $3.8 million for our energy and commodity analytics products. Revenue growth in our energy and commodity business was in part due to increased licenses of models used to help to measure the value of natural gas storage and power generation facilities.

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of our total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as our “Run Rate.” The Run Rate at a particular point in time represents the forward-looking fees for the next 12 months from all subscriptions and investment product licenses we currently provide to our clients under renewable contracts assuming all contracts that come up for renewal are renewed and assuming then-current exchange rates. For any license where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects an annualization of the most recent periodic fee earned under such license. The Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal at the time we receive such notice, even if the notice is not effective until a later date.

Because the Run Rate represents potential future fees, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of operating revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and one-time sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset-based fees, which may result from market movements or from investment inflows into and outflows from investment products linked to our indices;

•	price changes;

•	timing differences under GAAP between when we receive fees and the realization of the related revenues; and

•	fluctuations in foreign exchange rates.

The following table sets forth our Run Rate as of the dates indicated and the percentage growth over the prior period:

	As of
	February 28,	February 29,	November 30,	Year Over Year Comparison	Sequential Comparison
	2009	2008	2008
	(in thousands)
Run Rates
Equity indices
Subscription	$174,242	$151,945	$170,992	14.7%	1.9%
Asset based fees	50,574	72,927	51,596	(30.7)%	(2.0)%

Equity Indices total	224,816	224,872	222,588	0.0%	1.0%
Equity portfolio analytics	126,789	132,457	129,168	(4.3)%	(1.8)%
Multi-asset class analytics	35,309	30,344	35,105	16.4%	0.6%
Other
Subscription	19,993	18,630	19,699	7.3%	1.5%
Hedge fund asset based fees	1,000	4,471	1,380	(77.6)%	(27.5)%

Other total	20,993	23,101	21,079	(9.1)%	(0.4)%

Total Run Rate	$407,907	$410,774	$407,940	(0.7)%	0.0%

Subscription total	$356,333	$333,376	$354,964	6.9%	0.4%
Asset based fees total	51,574	77,398	52,976	(33.4)%	(2.6)%

Total Run Rate	$407,907	$410,774	$407,940	(0.7)%	0.0%

Changes in Run Rate between periods reflect increases from new subscriptions, decreases from cancellations, increases or decreases, as the case may be, from the change in the value of assets of investment products linked to MSCI indices, the change in trading volumes of futures and options contracts linked to MSCI indices, price changes and fluctuations in foreign exchange rates.

At February 28, 2009, we had a total of 3,074 clients, excluding clients that pay only asset based fees, as compared to 2,980 at February 29, 2008 and 3,091 at November 30, 2008. The sequential decline in the client count largely reflects a decline in the number of hedge fund clients offset, in part, by an increase in the number of asset manager and asset owner clients.

Retention Rates

Because subscription cancellations decrease our Run Rate and ultimately our operating revenues, other key metrics are our “Aggregate Retention Rate” and “Core Retention Rate”, which are collectively referred to as “Retention Rates.” The annual Aggregate Retention Rate represents the retained subscription Run Rate (beginning subscription Run Rate less actual cancels during the year) as a percentage of the subscription Run Rate at the beginning of the fiscal year. If a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation for purposes of calculating our Aggregate Retention Rate. Our Core Retention Rate is calculated in the same way as our Aggregate Retention Rate, except that the Core Retention Rate does not treat switches between products as a cancellation. Our Retention Rates are computed on a product-by-product basis. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction. We do not calculate Aggregate or Core Retention Rates for that portion of our Run Rate attributable to assets in investment products linked to our indices or to trading volumes of futures and options contracts linked to our indices. Aggregate and Core Retention Rates for a non-annual period reflect the annualization of the cancels recorded in the period.

The following table sets forth our Aggregate Retention Rates by product category for the three months ended:

	February 28, 2009	February 29, 2008

Equity Index	94.9%	98.0%
Equity Portfolio Analytics	86.2%	95.2%
Multi-Asset Class Analytics	92.0%	98.6%
Other	83.3%	91.7%
Total	90.8%	96.6%

The following table sets forth our Core Retention Rates by product category for the three months ended:

	February 28, 2009	February 29, 2008

Equity Index	95.0%	98.1%
Equity Portfolio Analytics	87.4%	96.8%
Multi-Asset Class Analytics	92.0%	98.6%
Other	82.8%	91.7%
Total	91.3%	97.2%

The quarterly Retention Rates are calculated by annualizing the actual cancellations recorded during the quarter. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Retention

Rate for the quarter.  For the calculation of the Core Retention Rate the same methodology is used except the amount of cancellations in the quarter is reduced by the amount of product swaps.

Retention Rates for the three months ended February 28, 2009 declined, reflecting clients’ budget constraints due to depressed equity values as a result of stock market volatility, the closure or merger of a number of our clients and the shutdown of quantitative funds and teams. In fiscal 2008, 48% of our cancellations occurred in the fourth fiscal quarter. In years prior to fiscal 2008, approximately 40%, on average, of our subscription cancellations occurred in the fourth fiscal quarter. As a result, Retention Rates are generally higher during the first three fiscal quarters and lower in the fourth fiscal quarter.

 Operating Expenses

Operating expenses increased 4.8% to $73.1 million for the three months ended February 28, 2009 compared to the same period in 2008.   The increase reflects higher compensation costs attributable to increased staffing levels, offset, in part, by a movement of functions to emerging market centers. The increase also reflects expenses associated with replacing services, facilities, and equipment previously provided by Morgan Stanley.  The above comparison includes the effect of foreign exchange rates, reflecting the strengthening of the U.S. dollar relative to the other currencies in which we conduct business, which decreased our expenses approximately $3.6 million for the three months ended February 28, 2009 as compared to the three months ended February 29, 2008.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and typically have represented approximately 60% of our total operating expenses. These expenses generally contribute to the majority of our expense increases from period to period, reflecting existing staff compensation and benefit increases and increased staffing levels. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. An important location for us is Mumbai, India, where we have increased our staff levels significantly since commencing our operations there in early 2004 with a small staff in data management and production. Subsequently, we expanded the scale of our operations there by adding teams in research and administration, as well as by continuing to expand the data management and production team. Our office in Mumbai has grown from 12 employees as of November 30, 2004 to 93 full-time employees as of February 28, 2009. Another important location for us is Budapest, Hungary, where we opened an office in August 2007. We plan to continue to develop this location as an important information technology and software engineering center. Our Budapest office had 67 employees as of February 28, 2009.  We also opened an office in Monterrey, Mexico in the first quarter of 2009 to service clients in the Americas.

During the three months ended February 28, 2009, $0.6 million of stock based compensation relating to the restricted stock units granted as a component of the 2008 annual bonus was expensed.  Similar stock based compensation was not granted during the three months ended February 29, 2008.  Stock based compensation expense relating to the founders grant of $6.2 million and $4.8 million is included in our expenses for the three months ended February 28, 2009 and February 29, 2008, respectively.

Other components of our expense base include information technology costs, market data costs, amortization of intangible assets, telecommunications services, and depreciation of property, equipment, and leasehold improvements.

Another expense for us is the services provided by our principal shareholder, Morgan Stanley. As a majority-owned subsidiary of Morgan Stanley, we relied on Morgan Stanley to provide a number of administrative support services and facilities. While we continue to operate under a services agreement with Morgan Stanley, the amount and composition of our expenses has decreased from historical levels as we replace these services ourselves or through third parties. We have invested in expanding our own administrative functions, including finance, legal and compliance and human resources, as well as information technology infrastructure, to replace services provided by Morgan Stanley.

  We group our expenses into four categories:

• Cost of services
• Selling, general and administrative (“SG&A”)
• Amortization of intangible assets
• Depreciation of property, equipment, and leasehold improvements

In both the cost of services and SG&A expense categories, compensation and benefits represent the majority of our expenses. Other costs associated with the number of employees such as office space and professional services are included in both the cost of services and SG&A expense categories and are consistent with the allocation of employees to those respective areas.

The following table shows operating expenses by each of the categories:

	Three Months Ended
	February 28,	February 29,
	2009	2008	Increase/(Decrease)
	(in thousands)
Cost of services
Compensation	$21,297	$20,227	$1,070	5.3%
Non-compensation expenses	7,638	10,633	(2,995)	(28.2)%
Total cost of services	28,935	30,860	(1,925)	(6.2)%
Selling, general and administrative
Compensation	23,203	20,936	2,267	10.8%
Non-compensation expenses	11,513	10,384	1,129	10.9%
Total selling, general and administrative	34,716	31,320	3,396	10.8%
Amortization of intangible assets	6,429	7,125	(696)	(9.8)%
Depreciation of property, equipment, and leasehold improvements	3,051	484	2,567	530.4%
Total operating expenses	$73,131	$69,789	$3,342	4.8%

Cost of Services

Cost of services includes costs related to our research, data management and production, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy costs, market data fees, information technology services and costs allocated by Morgan Stanley. The largest expense in this category relates to compensation and benefits. As such, compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels.

For the three months ended February 28, 2009, total cost of services expenses decreased 6.2% to $28.9 million compared to $30.9 million for the three months ended February 29, 2008.  The change was largely due to a decrease of $3.1 million in costs allocated by Morgan Stanley, partially offset by a $1.1 million increase in compensation expenses.

Compensation expenses increased primarily as a result of higher expenses related to stock based compensation and increased staffing levels during the three months ended February 28, 2009 as compared to the same period of the prior year.

Non-compensation expenses decreased by $3.0 million, or 28.2%, to $7.6 million. The change is largely due to the decreases in allocated costs for services provided by Morgan Stanley.

Included in the financial results discussed above is the approximate $1.6 million positive effect of foreign exchange rates, reflecting the strengthening of the U.S. dollar relative to the other currencies in which we conduct business, which decreased our cost of services for the three months ended February 28, 2009 as compared to February 29, 2008.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure, corporate administration personnel and Morgan Stanley allocations. As with cost of services, the largest expense in this category relates to compensation and benefits. As such, compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels. Other significant expenses are for office space, consulting services and information technology costs.  For the three months ended February 28, 2009, total SG&A expenses were

$34.7 million, an increase of $3.4 million, or 10.8%, compared to $31.3 million for the three months ended February 29, 2008.

Compensation expenses of $23.2 million increased by $2.3 million, or 10.8%, for the three months ended February 28, 2009 compared to $20.9 million for the three months ended February 29, 2008. This increase was attributable to higher expenses related to stock based compensation and increased staffing levels relative to the same period in the prior year.

Non-compensation expenses increased for the three months ended February 28, 2009 by $1.1 million, or 10.9%, to $11.5 million.  The increase is the result of increased expenses related to consulting services and information technology costs attributable to our separation from Morgan Stanley.

The financial results discussed above includes the positive effect of the strengthening of the U.S. dollar relative to the other currencies in which we conduct business, which decreased our SG&A expenses approximately $1.8 million for the three months ended February 28, 2009 as compared to February 29, 2008.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004. For the three months ended February 28, 2009, amortization of intangibles expense totaled $6.4 million compared to $7.1 million for the same period in 2008. A portion of the intangible assets became fully amortized during fiscal 2008, resulting in the decrease of $0.7 million, or 9.8%, versus the prior year.  (See Note 7 to the Notes to Condensed consolidated Financial Statements, “Intangible Assets” for further information.)

Depreciation and amortization of property, equipment, and leasehold improvements

For the three months ended February 28, 2009 and February 29, 2008, depreciation and amortization of property, equipment, and leasehold improvements totaled $3.1 million and $0.5 million, respectively.  The increase of $2.6 million principally relates to greater depreciation and amortization of the property, equipment and leasehold improvements purchased to operate independently from Morgan Stanley.

Interest Income (Expense) and Other, net

Interest income (expense) and other, net was an expense of $6.4 million for both the three months ended February 28, 2009 and February 29, 2008, respectively with lower interest expense of $2.8 million offset by $2.3 million of lower interest income and a $0.5 million increase in foreign currency and other losses.

Income Taxes

The provision for income tax expense was $9.7 million and $10.8 million for the three months ended February 28, 2009 and February 29, 2008, respectively.  The year over year decrease of $1.1 million, or 10.6%, was largely a result of lower taxable income and one-time tax benefits not related to current year earnings.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or with our results of operations in the future for the reasons discussed below.

Our Relationship with Morgan Stanley

Prior to July 1, 2008, our consolidated financial statements were derived from the financial statements and accounting records of Morgan Stanley using the historical results of operations and historical bases of assets and liabilities of our business. Following July 1, 2008, only certain tax, allocation and compensation and benefits related information have been derived from the financial statements and accounting records of Morgan Stanley. The historical costs and expenses reflected in our condensed consolidated financial statements include an allocation for certain corporate functions historically provided by Morgan Stanley, including human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services, treasury and other services. On July 21, 2008, we entered into an amended services agreement with Morgan Stanley pursuant to which Morgan Stanley and its affiliates agreed to provide us with certain of these services for so long as Morgan Stanley owns greater than 50% of the total voting power to elect our directors and for periods, varying for different services, of up to 12 months thereafter. These allocations were based on what we and Morgan Stanley considered reasonable reflections of the utilization levels of these services required in support of our business and are based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead. In the third quarter of fiscal year 2008, we implemented a majority of our own financial, administrative and other support systems or contracted with third parties to replace Morgan Stanley’s systems. We also established our own accounting and internal auditing functions separate from those historically provided to us by Morgan Stanley.  The historical information does not necessarily indicate what our results of operations, financial condition or cash flows will be in the future.

The table below presents costs allocated to us for staffing services provided by Morgan Stanley as well as the costs incurred to replace those services:

	For the Three Months Ended
Amounts in thousands	February 28, 2009	February 29, 2008
Allocation expenses:
Staffing services	$1,040	$6,176

Total allocation expenses	1,040	6,176

Replacement expenses:
Compensation	2,994	1,192
Non-compensation:
Recurring	2,067	755
Non-recurring	1,432	757
Depreciation	2,227	10

Non-compensation total	5,726	1,522

Total replacement expenses	8,720	2,714

Total allocation and replacement expenses	$9,760	$8,890

Total compensation expenses	$2,994	$1,192
Total non-compensation expenses	6,766	7,698

Total allocation and replacement expenses	$9,760	$8,890

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K for the fiscal year ended November 30, 2008 and also in Note 2, “Recent Accounting Pronouncements,” in Notes to Condensed Consolidated Financial Statements included herein. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended November 30, 2008. There were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal year 2008.

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

On November 14, 2007, we entered into a secured $500.0 million credit facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto pursuant to a credit agreement dated as of November 20, 2007 (the “Credit Facility”). Outstanding borrowings under the Credit Facility initially accrued interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving credit facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving credit facility and 2.00% in the case of the term loan B facility. In April 2008 and again in July 2008, the Company’s fixed margin rate was reduced by 0.25%. During the three months ended February 28, 2009, the Company exercised its rights and chose to have a portion of both the term loan A facility and term loan B facility referenced to the one month LIBOR rates while the remaining portions continued to reference the three month LIBOR rates.   The weighted average rate on the term loan A facility and term loan B facility was 4.18% and 4.69%, respectively, for the three months ended February 28, 2009. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively.

At February 28, 2009, $397.2 million was outstanding and there was $75.0 million of unused credit under the Revolving Credit Facility. Interest is paid quarterly in February, May, August and November. The final installment of $50.0 million from term loan A is due November 30, 2012. The final installment of $209.8 million on term loan B is due November 30, 2014.We pay an annual 0.5% fee on the unused portion of the $75.0 million Revolving Credit Facility.

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

The Credit Facility also requires us and our subsidiaries to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) the maximum total leverage ratio (as defined in the Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed (a) 3.75:1.0 through November 30, 2009, (b) 3.50:1.0 from December 1, 2009 through November 30, 2010 and (c) 3.25:1.0 thereafter; and (2) the minimum interest coverage ratio (as defined in the Credit Facility) measured quarterly on a rolling four-quarter basis shall be (a) 3.00:1.0 through November 30, 2009, (b) 3.50:1.0 from December 1, 2009 through November 30, 2010 and (c) 4.00:1.0 thereafter. As of February 28, 2009, our Consolidated Leverage Ratio as defined in the Credit Facility was 1.90:1 and our Consolidated Interest Coverage Ratio as defined in the Credit Facility was 9.49:1.

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

On our balance sheet, our debt balances are recorded net of discount.  In connection with our Credit Agreement, we entered into an interest rate swap agreement on February 13, 2008.  See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Sensitivity” below.

Cash flows

Cash and cash equivalents

	As of
	February 28,	November 30,
	2009	2008
	(in thousands)
Cash and cash equivalents	$276,881	$268,077

Cash provided by operating activities and used in investing and financing activities

	For the three months ended
	February 28,	February 29,
	2009	2008
	(in thousands)
Cash provided by operating activities	$22,472	$20,741
Cash used in investing activities	$(6,033)	$(27,435)
Cash used in financing activities	$(5,673)	$(5,562)

Cash flows from operating activities

Cash flows from operating activities consists of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash flow from operating activities for the three months ended February 28, 2009 was $22.5 million compared to $20.7 million for the prior year. The increase reflects lower net income more than offset by increased non-cash items, including share based compensation and depreciation of property, equipment and leasehold improvements.

Our primary uses of cash from operating activities are for payment of cash compensation expenses, office rent, technology costs, market data costs, income taxes and services provided by Morgan Stanley. The payment of cash compensation expense is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year. In the future, we believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet our cash requirements for capital expenditures and other cash needs for ongoing business operations for the foreseeable future.

Cash flows from investing activities

Cash flows from investing activities include cash used for capital expenditures. During the three months ended February 28, 2009, we had a net cash outflow of $6.0 million related to the purchase of capital equipment. We anticipate funding any future capital expenditures from our operating cash flows.

Cash flows from financing activities

Cash flows from financing activities were an outflow of $5.7 million, primarily reflecting scheduled payments on the outstanding long-term debt.

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

Substantially all of our revenues from our index linked investment products are based on fees earned on the value of assets invested in securities denominated in currencies other than the U.S. dollar. For all operations outside the United States where the Company has designated the local non-U.S. dollar currency as the functional currency, revenue and expenses are translated using average monthly exchange rates and assets and liabilities are translated into U.S. dollars using month-end exchange rates. For these operations, currency translation adjustments arising from a change in the rate of exchange between the functional currency and the U.S. dollar are accumulated in a separate component of shareholders’ equity. In addition, transaction gains and losses arising from a change in exchange rates for transactions denominated in a currency other than the functional currency of the entity are reflected in other non-operating expense (income).

Revenues from index-linked investment products represented approximately $13.5 million, or 12.7%, and $20.9 million, or 19.9%, of our operating revenues for the three months ended February 28, 2009 and February 29, 2008, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, substantially all of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in euros, pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. Approximately $14.2 million, or 13.4%, and $15.4 million, or 14.7%, of our revenues for the three months ended February 28, 2009 and February 29, 2008, respectively, were denominated in foreign currencies, the majority of which were in euros, pounds sterling and Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Although our expenses are generally in U.S. dollars, some of our expenses are incurred in non-U.S. dollar denominated currencies. Approximately $22.6 million, or 30.9%, and $14.4 million, or 20.6%, of our expenses for the three months ended February 28, 2009 and February 29, 2008, respectively, were denominated in foreign currencies, the significant majority of which were denominated in Swiss francs, pounds sterling, Hong Kong dollars, euros and Japanese yen. Expenses paid in foreign currency may increase as we expand our business outside the U.S. and replace services provided by Morgan Stanley which we paid in U.S. dollars.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, a loss resulted from the devaluation of the value of the functional currency. As a result of these positions, we recognized foreign currency exchange losses of $0.8 million and $0.5 million for three months ended February 28, 2009 and February 29, 2008, respectively. This loss was recorded in other expense (income) in our Condensed Consolidated Statements of Income. These losses on foreign currency exchange were primarily due to the strengthening of the U.S. dollar. Although we do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency, we are examining ways to minimize exposure by reducing the value of the assets and liabilities in currencies other than the functional currency of the legal entity in which they are located.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $276.9 million at February 28, 2009 and $268.1 million at November 30, 2008, respectively. These amounts were held primarily in checking money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the Credit Facility accrued interest at a variable rate equal to LIBOR plus a fixed margin subject to interest rate step-downs based on the achievement of consolidated leverage ratio conditions as defined in the Credit Facility. On July 8, 2008, we met certain conditions as defined in the Credit Facility and qualified for a tier change, resulting in a decrease in the LIBOR fixed margin to 2.00% for the term loan A facility and 2.50% for the term loan B facility. In the near-term, we expect to continue to pay down the Credit Facility as scheduled with cash generated from our ongoing operations.

On February 13, 2008, we entered into interest rate swap agreements effective through the end of November 2010 for an aggregate notional principal amount of $251.7 million. By entering into these agreements, we reduced interest rate risk by effectively converting floating-rate debt into fixed-rate debt. This action reduces our risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed rate debt. The effective fixed rate on the notional principal amount swapped was approximately 5.16% for the three months ended February 28, 2009. On February 28, 2009, the effective fixed rate on the notional principal amount swapped was 5.23%. These swaps are designated as cash flow hedges and qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Changes in LIBOR will affect the interest rate on the portion of our credit facilities which have not been hedged by the interest rate swaps and, therefore, our costs under the credit facilities. Assuming an average of $157.0 million of variable rate debt outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $1.6 million of additional interest rate expense.

We recorded a pre-tax loss in other comprehensive income of $1.4 million ($0.9 million net of tax) for the three months ended February 28, 2009 as a result of the fair value measurement of these swaps. The fair value of these swaps is included in other accrued liabilities on our Condensed Consolidated Statement of Financial Condition.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of February 28, 2009 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the three months ended February 28, 2009 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings

From time to time we are party to various litigation matters incidental to the conduct of our business.  We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A.  Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended November 30, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the quarter ended February 28, 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (December 1, 2008-December 31, 2008) Employee Transactions(1)	1,610	$17.11	N/A	N/A

Month #2 (January 1, 2009-January 31, 2009) Employee Transactions(1)	4,576	$17.25	N/A	N/A

Month #3 (February 1, 2009-February 28, 2009) Employee Transactions(1)	239	$17.22	N/A	N/A

Total Employee Transactions(1)	6,425	$17.21	N/A	N/A

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on April 2, 2009.

The stockholders voted on proposals to (i) elect directors (“Item 1”) and (ii) ratify the appointment of Deloitte & Touche LLP, as independent auditor.

All nominees for election to the Board set forth in Item 1A of the Proxy statement were elected to the terms of office set forth in the Proxy Statement dated February 20, 2009.  The stockholders’ vote also ratified the appointment of the independent auditors.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes with respect to each proposal is set forth below.  The Company’s independent inspector of elections reported the vote of the stockholders as follows:

Election of Directors	For	Against/ Withheld	Abstain	Broker Non-Vote

	165,886,362	38,453,786	262,875
Kenneth M. deRegt	200,234,562	4,367,445	1,016	*
Benjamin F. duPont	173,518,524	30,820,610	263,889	*
Henry A. Fernandez	166,730,752	37,604,123	268,148	*
James P. Gorman	165,803,051	38,537,297	262,675	*
Linda H. Riefler	200,852,557	3,749,450	1,016	*
Scott M. Sipprelle	200,122,357	4,479,650	1,016	*
Rodolphe M. Vallee				*

Ratification of Independent Auditors	204,464,896	120,317	17,810	*

* Not applicable

Item 5.  Other Information.

None.

Item 6.  Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 3, 2009

MSCI INC. (Registrant)

By:	/s/ Michael K. Neborak
Michael K. Neborak Principal Financial Officer

  EXHIBIT INDEX

  MSCI INC.

  QUARTER ENDED FEBRUARY 28, 2009

	3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008)

	10.1
MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (filed as Annex B to the Company’s Proxy Statement on Schedule 14A (File No. 001-33812 ), filed with the SEC on February 28, 2008)

	10.2	MSCI Inc. Performance Formula and Incentive Plan (filed as Annex C to the Company’s Proxy Statement on Schedule 14A (File No. 001-33812 ), filed with the SEC on February 28, 2008)

	11
Statement Re: Computation of Earnings Per Common share (The calculation per share earnings is in Part I, Item I, Note 3 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.

*	15	Letter of awareness from Deloitte & Touche LLP, dated April 3, 2009, concerning unaudited interim financial information

**	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

**	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*     Filed herewith
**    Furnished herewith

 E-1