Form 10-Q
period 2009-05-31
MSCI Inc.
filed 2009-07-02
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                            (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of June 26, 2009, there were 100,137,226 shares of the Registrant’s class A common stock, $0.01 par value, outstanding and no shares of Registrant’s class B common stock, $0.01 par value, outstanding.

MSCI INC.
FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2009

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

MSCI Inc.’s internet site is www.mscibarra.com. You can access MSCI Inc.’s Investor Relations webpage at http://ir.msci.com. MSCI Inc. makes available free of charge, on or through its Investor Relations webpage, its proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. MSCI Inc. also makes available, through its Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of MSCI Inc.’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

MSCI Inc. has a Corporate Governance webpage. You can access information about MSCI Inc.’s corporate governance at http://ir.msci.com/governance.cfm. MSCI Inc. posts the following on its Corporate Governance webpage:

•	Charters for our Audit Committee, Compensation Committee and Nominating and Governance Committee;

•	Corporate Governance Policies; and

•	Code of Ethics and Business Conduct.

MSCI Inc.’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer and its Chief Financial Officer. MSCI Inc. will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”) on its internet site. You can request a copy of these documents, excluding exhibits, at no cost, by contacting MSCI Inc. Investor Relations, Wall Street Plaza, 88 Pine Street, New York, NY 10005; (212) 804-1583. The information on MSCI Inc.’s internet site is not incorporated by reference into this report.

PART I

Item 1.	Condensed Consolidated Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share data)

	As of
	May 31, 2009	November 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,769	$268,077
Short-term investments	244,878	—
Trade receivables (net of allowances of $798 and $712 as of May 31, 2009 and November 30, 2008, respectively)	95,374	85,723
Due from related parties	—	1,765
Deferred taxes	26,869	18,590
Prepaid and other assets	12,973	18,100
Total current assets	452,863	392,255
Property, equipment and leasehold improvements (net of accumulated depreciation of $20,537 and $14,069 at May 31, 2009 and November 30, 2008, respectively)	29,853	28,447
Goodwill	441,623	441,623
Intangible assets (net of accumulated amortization of $135,617 and $123,043 at May 31, 2009 and November 30, 2008, respectively)	132,887	145,907
Other non-current assets	6,635	6,816
Total assets	$1,063,861	$1,015,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,606	$900
Payable to related parties	—	34,992
Accrued compensation and related benefits	34,708	58,946
Other accrued liabilities	27,093	29,459
Current maturities of long-term debt	32,087	22,086
Deferred revenue	176,029	144,711
Total current liabilities	308,523	291,094
Long-term debt, net of current maturities	358,665	379,709
Deferred taxes	45,834	49,364
Other non-current liabilities	10,402	8,499
Total liabilities	723,424	728,666
Commitments and Contingencies (see Note 9)
Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 500,000,000 class A shares and 250,000,000 class B shares authorized; 100,189,277 class A shares issued and 100,136,377 class A shares outstanding at May 31, 2009; no class B shares issued and outstanding at May 31, 2009)	1,002	1,001
Treasury shares, at cost (52,900 and 23,216 shares at May 31, 2009 and November 30, 2008, respectively)	(1,286)	(681)
Additional paid in capital	310,770	291,204
Retained earnings	38,554	2,212
Accumulated other comprehensive loss	(8,603)	(7,354)
Total shareholders’ equity	340,437	286,382
Total liabilities and shareholders’ equity	$1,063,861	$1,015,048

See Notes to Condensed Consolidated Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Operating revenues (1)	$109,375	$108,195	$215,290	$213,146
Cost of services (1)	29,269	29,636	58,204	60,496
Selling, general and administrative (1)	34,052	38,005	68,768	69,325
Amortization of intangible assets	6,428	7,125	12,857	14,250
Depreciation and amortization of property, equipment and leasehold improvements	2,972	522	6,023	1,006
Total operating expenses	72,721	75,288	145,852	145,077
Operating income	36,654	32,907	69,438	68,069
Interest income (1)	(220)	(3,508)	(341)	(5,880)
Interest expense (1)	4,904	6,668	10,542	15,131
Other expense (income)	(2)	(638)	880	(302)
Interest income (expense) and other, net	4,682	2,522	11,081	8,949
Income before provision for income taxes	31,972	30,385	58,357	59,120
Provision for income taxes	12,354	11,754	22,015	22,555
Net income	$19,618	$18,631	$36,342	$36,565
Earnings per basic common share	$0.20	$0.19	$0.36	$0.37
Earnings per diluted common share	$0.19	$0.18	$0.36	$0.36
Weighted average shares outstanding used in computing earnings per share
Basic	100,360	100,026	100,324	100,019
Diluted	101,915	101,282	101,693	101,223

__________________ (1) Amounts corresponding to Morgan Stanley as a related party are as follows:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Operating revenues	$2,493	$3,085	$5,284	$6,235
Cost of services	$116	$2,628	$383	$6,034
Selling, general and administrative	$529	$3,132	$1,336	$6,038
Interest income	$—	$2,065	$—	$4,384
Interest expense	$176	$171	$413	$362

See Notes to Condensed Consolidated Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
(in thousands)

	Six Months Ended May 31,
	2009	2008
	(unaudited)
Cash flows from operating activities
Net income	$36,342	$36,565
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	12,857	14,250
Depreciation of property, equipment and leasehold improvements	6,023	1,006
Foreign currency loss	616	—
Loss on sale or disposal of property, equipment and leasehold improvements, net	274	18
Share based compensation	16,714	12,097
Provision for (recovery of) bad debts	376	(1,336)
Amortization of debt origination fees	716	—
Amortization of discount on U.S. Treasury securities	(144)	—
Amortization of discount on long-term debt	82	—
Deferred taxes	(10,950)	(6,908)
Changes in assets and liabilities:
Trade receivables	(9,350)	(27,120)
Due from related parties	1,765	662
Prepaid and other assets	5,880	(4,453)
Accounts payable	37,205	—
Payable to related parties	(34,992)	15,007
Deferred revenue	29,963	43,594
Accrued compensation and related benefits	(21,892)	(18,160)
Income taxes payable	—	9,725
Other accrued liabilities	(2,387)	5,790
Other	59	—
Net cash provided by operating activities	69,157	80,737

Cash flows from investing activities
Purchase of investments	(244,734)	—
Cash deposited with related parties	—	(65,690)
Capital expenditures	(9,519)	(5,820)
Net cash used in investing activities	(254,253)	(71,510)

Cash flows from financing activities
Repayment of long-term debt	(11,125)	(11,125)
Repurchase of treasury shares	(605)	(557)
Proceeds from exercise of stock options	30	—
Net cash used by financing activities	(11,700)	(11,682)
Effect of exchange rate changes	1,488	931
Net decrease in cash	(195,308)	(1,524)
Cash and cash equivalents, beginning of period	268,077	33,818
Cash and cash equivalents, end of period	$72,769	$32,294

Supplemental disclosure of cash flow information
Cash paid for interest	$9,802	$15,312
Cash paid for income taxes	$26,121	$20,798

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$2,449	$6,281

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

The Company’s primary products consist of equity indices, equity portfolio analytics and multi-asset class portfolio analytics. The Company also has product offerings in the areas of fixed income portfolio analytics and energy and commodity asset valuation analytics. The Company’s products are generally comprised of proprietary index data, risk data and sophisticated software applications. The Company’s index and risk data are created by applying its models and methodologies to market data. The Company’s clients can use its data together with its proprietary software applications, third-party applications or their own applications in their investment processes. The Company’s proprietary software applications offer its clients sophisticated portfolio analytics to perform in-depth analysis of their portfolios, using its risk data, the client’s portfolio data and fundamental and market data.

Prior to May 22, 2009, Morgan Stanley was the controlling shareholder of MSCI.  On May 22, 2009, Morgan Stanley completed the sale, pursuant to a secondary offering, of its remaining economic and voting interests in MSCI.  While MSCI currently operates on a separate stand-alone basis, it remains a party to several transition related agreements with Morgan Stanley.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Impacting Comparability of our Financial Results—Our Relationship with Morgan Stanley” for a discussion of our current relationship with Morgan Stanley.

Basis of Presentation and Use of Estimates

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and include all adjustments necessary to present fairly the financial condition as of May 31, 2009 and November 30, 2008, the results of operations for the three and six months ended May 31, 2009 and 2008 and cash flows for the six months ended May 31, 2009 and 2008.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008.  The November 30, 2008 consolidated financial statement information has been derived from the 2008 audited consolidated financial statements.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

During the three and six months ended May 31, 2009, certain balances for prior periods have been reclassified to conform to current period presentations. These include the reclassification of $299,000 and $595,000 from the cost of services category and $223,000 and $411,000 from the selling, general, and administrative category to the depreciation and amortization of property, equipment, and leasehold improvements category on the condensed consolidated statements of income for the three and six months ended May 31, 2008, respectively.

Concentration of Credit Risk

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash investments and short-term investments.  At May 31, 2009 and November 30, 2008, cash and cash equivalent amounts held primarily on deposit were $72.8 million and $268.1 million, respectively.  At May 31, 2009, the Company has invested $244.9 million in US Treasury Securities with maturity dates ranging between four and twelve months.

The Company licenses its products and services primarily to investment managers principally in the United States, Europe and Asia (primarily Hong Kong and Japan). The Company evaluates the likelihood of default of outstanding customer receivables and maintains reserves for estimated losses.

For the three and six months ended May 31, 2009, no single customer accounted for 10.0% or more of the Company’s operating revenues.

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share .” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also would amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company early adopted the

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

provisions of this statement.  The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," (FSP FAS 115-2) which amends the recognition guidance for other-than-temporary impairments (“OTTI”) of debt securities and expands the financial statement disclosures for OTTI on debt and equity securities. This FSP is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company early adopted the provisions of this statement.  The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for establishing fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The Company early adopted the provisions of this statement.  The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for the interim or annual financial periods ending after June 15, 2009.  The effect of adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted weighted average common shares includes outstanding stock options and unvested restricted stock awards.  There were no anti-dilutive stock options or restricted stock awards excluded from the calculation of diluted earnings per share for the three months ended May 31, 2009.  There were 1,017,225 stock options excluded from the calculation of diluted earnings per share for the six months ended May 31, 2009 because of their anti-dilutive effect.  No stock options or restricted stock awards were excluded from the calculation of diluted earnings per share for the three or six months ended May 31, 2008.

The following table sets forth the computation of earnings per share:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net income	$19,618	$18,631	$36,342	$36,565

Basic weighted average common shares outstanding	100,360	100,026	100,324	100,019

Basic weighted average common shares outstanding	100,360	100,026	100,324	100,019

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effect of dilutive securities:
Stock options and restricted stock units	1,555	1,256	1,369	1,204

Diluted weighted average common shares outstanding	101,915	101,282	101,693	101,223

Earnings per basic common share	$0.20	$0.19	$0.36	$0.37

Earnings per diluted common share	$0.19	$0.18	$0.36	$0.36

4. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
	(in thousands)
Net income	$19,618	$18,631	$36,342	$36,565
Other comprehensive income, net of tax:
Net changes in unrealized gains on cash flow hedges	(620)	2,966	(1,534)	2,163
Pension and other post-retirement adjustments	70	—	19	—
Foreign currency translation adjustments	207	564	266	931

Comprehensive income	$19,275	$22,161	$35,093	$39,659

5.   SHORT-TERM INVESTMENTS

Short-term investments include U.S. Treasury securities with maturity dates ranging from four to twelve months.  As the Company has the intent and ability to hold the investments to maturity, these investments are classified as held-to-maturity and are stated at amortized cost plus accrued interest. The changes in the value of these securities, other than impairment charges, are not reported on the condensed consolidated financial statements.

At May 31, 2009, the carrying value of the short-term investments was $244.9 million.  The Company held no short-term investments at November 30, 2008.

The carrying value and fair value of securities held-to-maturity at May 31, 2009 were as follows:
In thousands of dollars	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
May 31, 2009
Debt securities held-to-maturity

U.S. Treasury securities	$244,878	$72	$—	$244,950

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

None of the Company’s investments in held-to-maturity securities have been in an unrealized loss position as of May 31, 2009.

Evaluating Investments for Other-than-Temporary Impairments

        If the fair value of the Company’s U.S. Treasury security investments is less than the amortized cost at the balance sheet date, the Company assesses whether the impairment is other than temporary. As the Company currently invests only in U.S. Treasury securities with a short duration (less than one year) and intends to hold these investments to maturity, it would take a significant decline in fair value and U.S. economic conditions for the Company to determine that these investments are other than temporarily impaired.

        Additionally, management assesses whether it intends to sell or would more-likely-than-not not be required to sell the investment before the expected recovery of the amortized cost basis. Management has asserted that it has no intent to sell and that it believes it is more-likely-than-not that it will not be required to sell the investment before recovery of its amortized cost basis.

As of May 31, 2009, no other than temporary impairment has been recorded on any of the Company’s investments.

6. RELATED PARTY TRANSACTIONS

Prior to May 22, 2009, Morgan Stanley owned a controlling interest in the Company and, as such, was treated as a related party.  On May 22, 2009, Morgan Stanley sold all of its remaining shares of the Company’s stock.  At that time, Morgan Stanley ceased to be a related party and all subsequent transactions between Morgan Stanley and MSCI Inc. are accounted for, and presented as, third party transactions.

Receivables from Related Parties and Interest Income.   At May 31, 2009, there are no related party receivables.  Receivable amounts from Morgan Stanley of $1.2 million are included in trade receivables at May 31, 2009. At November 30, 2008, related party receivables consisted of amounts due to the Company for sales of products and services to Morgan Stanley.   The receivable amounts were unsecured, bore interest at Morgan Stanley’s internal prevailing rates and were payable on demand.   The Company did not earn interest from Morgan Stanley during the six months ended May 31, 2009.

Prior to July 1, 2008, the Company deposited substantially all of its excess funds with Morgan Stanley. The Company received interest at Morgan Stanley’s internal prevailing rates on its cash deposits.  Interest earned on both cash on deposit with Morgan Stanley and related party receivables for the six months ended May 31, 2008 totaled approximately $4.4 million.

Revenues. Morgan Stanley or its affiliates subscribe to, in the normal course of business, certain of the Company’s products. Related party revenues recognized by the Company from subscription to the Company’s products by Morgan Stanley for the three and six months ended May 31, 2009 were $2.5 million and $5.3 million, respectively. For the three and six months ended May 31, 2008, revenues of $3.1 million and $6.2 million, respectively, were from Morgan Stanley.

Administrative Expenses. Morgan Stanley affiliates have invoiced administrative expenses to the Company relating to office space, equipment and staff services. The amounts invoiced as related party items by Morgan Stanley affiliates for staff services for the three months ended May 31, 2009 and 2008 were $0.6 million and $5.8 million, respectively. The amounts invoiced as related party items by Morgan Stanley affiliates for the six months ended May 31, 2009 and 2008 was $1.7 million and $12.1 million, respectively.

Payables to Related Parties. At May 31, 2009, there are no payables to related parties.  Payable amounts to Morgan Stanley of $37.7 million are included in accounts payable at May 31, 2009. At November 30, 2008, payables to related parties consisted of amounts due to Morgan Stanley affiliates for the Company’s expenses, income taxes and prepayments for the Company’s services. The amounts outstanding were unsecured, bore interest at Morgan Stanley’s internal prevailing rates and were payable on demand. Interest expense incurred on these payables prior to May 22, 2009 was $0.2 million for each of the three months ended May 31, 2009 and 2008. Interest expense incurred on these payables prior to May 22, 2009 was $0.4 million for each of the six months ended May 31, 2009 and 2008.

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at May 31, 2009 and November 30, 2008 consisted of the following:

	As of
	May 31,	November 30,
	2009	2008
	(in thousands)
Computer & related equipment	$34,958	$28,112
Furniture & fixtures	2,800	2,163
Leasehold improvements	12,632	10,879
Work-in-process	—	1,362
Subtotal	50,390	42,516
Accumulated depreciation and amortization	(20,537)	(14,069)
Property, equipment and leasehold improvements, net	$29,853	$28,447

Depreciation and amortization expense of property, equipment and leasehold improvements was $3.0 million and $0.5 million for the three months ended May 31, 2009 and 2008, respectively.  Depreciation and amortization expense of property, equipment and leasehold improvements was $6.0 million and $1.0 million for the six months ended May 31, 2009 and 2008, respectively.

8. INTANGIBLE ASSETS

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

Amortization expense related to intangible assets for the three months ended May 31, 2009 and 2008 was $6.4 million and $7.1 million, respectively.  Amortization expense related to intangible assets for the six months ended May 31, 2009 and 2008 was $12.9 million and $14.3 million, respectively.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
As of May 31, 2009
Technology/software	$140,354	$(99,359)	$40,995
Trademarks	102,220	(24,248)	77,972
Customer relationships	25,880	(11,960)	13,920
Non-competes	50	(50)	—
Total intangible assets	$268,504	$(135,617)	$132,887

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
As of November 30, 2008
Technology/software	$140,800	$(90,077)	$50,723
Trademarks	102,220	(21,884)	80,336
Customer relationships	25,880	(11,032)	14,848
Non-competes	50	(50)	—
Total intangible assets	$268,950	$(123,043)	$145,907

9. COMMITMENTS AND CONTINGENCIES

Leases.  The Company leases facilities under non-cancelable operating lease agreements.  The terms of certain lease agreements provide for rental payments on a graduated basis.  The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid.  Rent expense for the three and six months ended May 31, 2009 was $2.4 million and $5.0 million, respectively. For the three and six months ended May 31, 2008, rent expense was $3.3 million and $5.9 million, respectively.

Long-term debt.   On November 14, 2007, the Company entered into a secured $500.0 million credit facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto pursuant to a credit agreement dated as of November 20, 2007 (the “Credit Facility”). The Credit Facility consists of a $425.0 million term loan facility and a $75.0 million revolving credit facility.  Outstanding borrowings under the Credit Facility initially accrued interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving credit facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving credit facility and 2.00% in the case of the term loan B facility. In April 2008 and again in July 2008, the Company’s fixed margin rate was reduced by 0.25%. During the three months ended February 28, 2009, the Company exercised its rights and chose to have a portion of both the term loan A facility and term loan B facility referenced to the one month LIBOR rates while the remaining portions continued to reference the three month LIBOR rates.   The weighted average rate on the term loan A facility and term loan B facility was 3.53% and 4.16%, respectively, for the six months ended May 31, 2009. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively.

As of May 31, 2009, $391.6 million was outstanding and there was $74.7 million of unused credit under the revolving credit facility.  In May 2009, Bank of America, N.A. issued, on the Company’s behalf, letters of credit under the revolving credit facility in the amount of $0.3 million to certain of the Company’s lessors to be used as security under the related property leases.  The beneficiaries of the letters of credit may draw down on the letters of credit under the terms of the applicable lease and letter of credit.  The Company pays an annual 2.125% fee for the letters of credit. For the unused credit, the Company pays an annual 0.5% non-usage fee which was approximately $0.1 million for each of the three months ended May 31, 2009 and 2008 and $0.2 million for each of the six months ended May 31, 2009 and 2008. Interest and principal repayment requirements are paid quarterly in February, May, August and November. The principal repayment requirements are paid quarterly until November 20, 2012, when the final payment of $50 million is due on the term loan A facility and November 20, 2014, when the final payment of $209.8 million is due on the term loan B facility.

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

Current maturities of long term debt at May 31, 2009 was $32.1 million, net of a $0.2 million discount. Long term debt, net of current maturities was $358.7 million, net of a $0.7 million discount at May 31, 2009. For each of the three and six month periods ended May 31, 2009 and May 31, 2008, less than $0.1 million of the debt discount had been amortized.

At May 31, 2009, the fair market value of the Company’s debt obligations was $370.3 million. The fair market value was estimated based on actionable bid quotes available in the over the counter markets.

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivative Instruments.   The Company manages its interest rate risk by using derivative instruments in the form of interest rate swaps designed to reduce interest rate risk by effectively converting a portion of floating-rate debt into fixed rate debt.  This action reduces the Company’s risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed-rate debt. On February 13, 2008, the Company entered into interest rate swap agreements through the end of 2010 for an aggregate notional principal amount of $251.7 million. The effective fixed rate on the aggregate notional principal amount swapped of $234.5 million for the six months ended May 31, 2009 was 5.19%. These interest rate swaps are designated as cash flow hedges and qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

In accordance with SFAS No. 133, the Company's derivative instruments are recorded as assets or liabilities at fair value. Changes in fair value derivatives that have been designated as cash flow hedges are included in "unrealized losses on cash flow hedges" as a component of “other comprehensive income” to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of such hedging instruments would be included in the Condensed Consolidated Statements of Income in “interest (income) expense.”  No hedge ineffectiveness on cash flow hedges was recognized during the six months ended May 31, 2009. Gains and losses are reclassified from “accumulated other comprehensive loss” to the Condensed Consolidated Statement of Income in the period the hedged transaction affects earnings.

Amounts reported in “accumulated other comprehensive loss” related to derivatives will be reclassified to “interest expense” as interest payments are made on the Company’s variable-rate debt. Over the next twelve months, the Company estimates that $4.7 million will be reclassified as an increase to interest expense.

The gross carrying values of the interest rate contracts as of May 31, 2009 were $6.2 million and were recorded in other accrued liabilities on the Condensed Consolidated Statements of Financial Condition.

For the three and six months ended May 31, 2009, the amount of loss recognized on the effective portion of these interest rate contracts in accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Condition was $1.1 million and $2.5 million, respectively.  For the three and six months ended May 31, 2009, the amount of loss on the effective portion of these interest rate contracts reclassified from accumulated other comprehensive income into interest expense on the Condensed Consolidated Statements of Income was $1.0 million and $1.4 million, respectively.

Credit-risk-related contingent features.  The Company has agreements with each of its derivative counterparties that contain cross-default provisions whereby if the Company defaults on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

As of May 31, 2009, the fair value of derivatives in a liability position related to these agreements was $6.2 million.  As of May 31, 2009, the Company has not posted any collateral related to these agreements.  If the company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $6.3 million.

10. EMPLOYEE BENEFITS

During the six months ended May 31, 2009, the Company sponsored a 401(k) plan for eligible U.S. employees.  The Company also participates in separate defined contribution pension plans that cover substantially all of its non-U.S. employees. During the six months ended May 31, 2008, the Company participated in plans sponsored by Morgan Stanley and the associated costs were allocated by Morgan Stanley to the Company.

For the three months ended May 31, 2009 and 2008, costs relating to 401(k), pension and post-retirement benefit expenses were $1.4 million and $1.5 million, respectively. Of these amounts, $0.7 million and $1.0 million were recorded in cost of services and $0.7 million and $0.5 million were recorded in selling, general and administrative for the three months ended May 31, 2009 and 2008, respectively.

For the six months ended May 31, 2009, costs relating to 401(k), pension and post-retirement benefit expenses were $4.5 million of which $2.2 million and $2.3 million were recorded in cost of services and selling, general and administrative,

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respectively. For the six months ended May 31, 2008, costs relating to 401(k), pension and post-retirement benefit expenses were $2.6 million of which $1.9 million and $0.7 million were recorded in cost of services and selling, general and administrative, respectively.

401(k) Plan. Eligible employees may participate in the MSCI 401(k) Plan immediately upon hire. Eligible employees receive 401(k) matching contributions and an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations.  The Company’s expenses associated with the 401(k) Plan for the three months ended May 31, 2009 and 2008 were approximately $0.6 million and $0.8 million, respectively. For the six months ended May 31, 2009 and 2008, expenses associated with the 401(k) Plan were $2.3 million and $1.5 million, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense related to pension and other postretirement costs was $0.8 million and $2.2 million for the three and six months ended May 31, 2009, respectively. During the three and six months ended May 31, 2008, the Company participated in Morgan Stanley sponsored plans and was allocated costs of $0.7 million and $1.1 million, respectively.

11. SHARE BASED COMPENSATION

On November 6, 2007, the Company’s Board of Directors approved the award of founders grants to its employees in the form of restricted stock units and/or options (“Founders Grant Award”). The aggregate value of the grants, which were made on November 14, 2007, was approximately $68.0 million. The restricted stock units and options vest over a four year period, with 50% vesting on the second anniversary of the grant date and 25% vesting on each of the third and fourth anniversary of the grant date. The options have an exercise price per share of $18.00 and have a term of 10 years, subject to earlier cancellation in certain circumstances. The aggregate value of the options was calculated using the Black-Scholes valuation method consistent with SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”).

On December 16, 2008, the Company, as a component of the 2008 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units (“2008 Bonus Award”). The aggregate value of the grants was approximately $9.5 million of restricted stock units. The restricted stock units vest over a three year period, with one-third vesting on January 8, 2010, January 10, 2011 and January 9, 2012, respectively. Approximately $4.2 million of this grant was awarded to retirement-eligible employees under the award terms.  Based on interpretive guidance related to SFAS No. 123R, the Company accrues the estimated cost of these awards over the course of the fiscal year in which the award is earned. As such, the Company accrued the estimated cost of the fiscal 2008 Bonus Award granted to retirement-eligible employees over the 2008 fiscal year rather than expensing the awards on the date of grant.

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

During the six months ended May 31, 2009, the Company awarded 13,703 shares in MSCI common stock and 7,824 restricted stock units to directors who were not employees of the Company or Morgan Stanley during the period.  During the six months ended May 31, 2008, the Company awarded 9,776 shares in MSCI common stock and 8,096 restricted stock units to directors who were not employees of the Company or Morgan Stanley during the period.

Share based compensation expense was $8.9 million and $16.6 million for the three and six months ended May 31, 2009, of which $7.3 million and $13.5 million was related to the Founders Grant Award. Share based compensation expense for the three and six months ended May 31, 2008 was $7.7 million and $13.4 million, of which $6.9 million and $11.7 million was related to the Founders Grant Award, respectively.

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. INCOME TAXES

The Company’s provision for income taxes was $12.4 million and $11.8 million for the three months ended May 31, 2009 and 2008, respectively, and $22.0 million and $22.6 million for the six months ended May 31, 2009 and 2008, respectively.  These amounts reflect effective tax rates of 38.6% and 38.7% for the three months ended May 31, 2009 and 2008, respectively, and 37.7% and 38.2% for the six months ended May 31, 2009 and 2008, respectively. The effective tax rate of 37.7% for the six months ended May 31, 2009 reflects the Company’s estimate of the effective annual tax rate adjusted for discrete events that occurred during the period.

The Company is under examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York.  The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these open examinations and subsequent years’ examinations.  The Company believes the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s Consolidated Statement of Income for a particular future period and on the Company’s effective tax rate for any period in which such resolution occurs.

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

Tax Jurisdiction	Open Tax Years
United States	1999-2007
California	2004-2007
New York State and City	2002-2007
Hong Kong	2001-2007
Japan	2004-2007

13. SEGMENT INFORMATION

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Based on the Company’s integration and management strategies, the Company leverages common production and development teams to create, produce and license investment decision support tools to various types of investment organizations worldwide. On this basis, the Company assesses that it operates in a single business segment.

Revenue by geography is based on the shipping address of the customer.

The following table sets forth revenue for the periods indicated by geographic area:

	Three Months Ended		Six Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Revenues	(in thousands)		(in thousands)
Americas:
United States	$53,070	$53,004	$103,093	$104,191
Other	3,496	3,249	6,876	6,346

Total Americas	56,566	56,253	109,969	110,537

EMEA:
United Kingdom	13,368	13,851	26,944	27,038
Other	21,416	20,788	42,113	42,738

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total EMEA	34,784	34,639	69,057	69,776

Asia & Australia:
Japan	9,982	9,549	20,352	18,027
Other	8,043	7,754	15,912	14,806

Total Asia & Australia	18,025	17,303	36,264	32,833

Total	$109,375	$108,195	$215,290	$213,146

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	May 31, 2009	November 30, 2008
Long-lived assets	(in thousands)

Americas:
United States	$585,014	$597,254
Other	542	320

Total Americas	585,556	597,574

EMEA:
United Kingdom	1,286	1,572
Other	12,253	11,722

Total EMEA	13,539	13,294

Asia & Australia:
Japan	519	483
Other	4,749	4,626

Total Asia & Australia	5,268	5,109

Total	$604,363	$615,977

14. LEGAL MATTERS

From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material adverse effect on its business, operating results, financial condition or cash flows.

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statement of financial position of MSCI Inc. and subsidiaries (the “Company”) as of May 31, 2009, and the related condensed consolidated statements of income for the three-month and six-month periods ended May 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the six-month periods ended May 31, 2009 and 2008. These interim financial statements are the responsibility of the management of MSCI Inc.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of MSCI Inc. and subsidiaries as of November 30, 2008, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for the fiscal year then ended (not presented herein) included in the Company’s Annual Report on Form 10-K; and in our report dated January 29, 2009, which report contains an explanatory paragraph relating to the adoption, in fiscal 2008, of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2008 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
July 2, 2009

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

Our clients include asset owners such as pension funds, endowments, foundations, central banks and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; and financial intermediaries such as broker-dealers, exchanges, custodians and investment consultants. As of May 31, 2009, we had approximately 3,100 clients across 63 countries. We had 21 offices in 15 countries to help serve our diverse client base, with approximately 51.1% of our revenue from clients in the Americas, 32.1% in Europe, the Middle East and Africa (“EMEA”), 9.5% in Japan and 7.3% in Asia-Pacific (not including Japan), based on revenues for the six months ended May 31, 2009.

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

To maintain and accelerate our revenue and operating income growth, we will continue to invest in and expand our operating functions and infrastructure, including new sales and client support staff and facilities in locations around the world and additional staff and supporting technology for our research and our data management and production functions and our general and administrative functions. At the same time, managing and controlling our operating expenses is very important to us and a distinct part of our culture. Over time, our goal is to keep the rate of growth of our operating expenses below the rate of growth of our revenues allowing us to expand our operating margins. However, at times, because of significant market opportunities, it may be more important for us to invest in our business in order to support increased efforts to attract new clients and to develop new product offerings, rather than emphasize short-term operating margin expansion. Furthermore, in some periods our operating expense growth may exceed our operating revenue growth due to the variability of revenues from several of our products, including our equity indices licensed as the basis of ETFs.

The discussion of our results of operations for the three months ended May 31, 2009 and May 31, 2008 is provided below.  These statements, which reflect our beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially.  For a discussion of the risks and uncertainties that may affect our future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Risk Factors” in Part I, Item 1A, “Certain Factors Affecting Results of Operations” in Part II, Item 7 and other items throughout our Form 10-K for the fiscal year ended November 30, 2008.  Income from interim periods may not be indicative of future results.

Results of Operations

Three Months Ended May 31, 2009 Compared to the Three Months Ended May 31, 2008:

	Three Months Ended May 31,
	2009	2008	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$109,375	$108,195	$1,180	1.1%
Operating expenses:
Cost of services	29,269	29,636	(367)	(1.2)%
Selling, general and administrative	34,052	38,005	(3,953)	(10.4)%
Amortization of intangible assets	6,428	7,125	(697)	(9.8)%
Depreciation and amortization of property, equipment, and leasehold improvements	2,972	522	2,450	469.3%
Total operating expenses	72,721	75,288	(2,567)	(3.4)%
Operating income	36,654	32,907	3,747	11.4%
Interest expense (income) and other, net	4,682	2,522	2,160	85.6%
Provision for income taxes	12,354	11,754	600	5.1%
Net income	$19,618	$18,631	$987	5.3%

Earnings per basic common share	$0.20	$0.19	$0.01	5.3%

Earnings per diluted common share	$0.19	$0.18	$0.01	5.6%

Operating margin	33.5%	30.4%

Operating Revenues

We group our revenues into the following four product categories:

•	Equity indices

•	Equity portfolio analytics

•	Multi-asset class portfolio analytics

•	Other products

The following table summarizes the revenue by category for the three months ended May 31, 2009 compared to the three months ended May 31, 2008:

	Three Months Ended May 31,
	2009	2008	Increase/(Decrease)
	(in thousands)

Equity indices:
Equity index subscriptions	$47,282	$41,804	$5,478	13.1%
Equity index asset based fees	15,220	18,307	(3,087)	(16.9)%

Total equity indices	62,502	60,111	2,391	4.0%
Equity portfolio analytics	31,582	33,902	(2,320)	(6.8)%
Multi-asset class portfolio analytics	9,572	8,598	974	11.3%
Other products	5,719	5,584	135	2.4%

Total operating revenues	$109,375	$108,195	$1,180	1.1%

Total operating revenues for the three months ended May 31, 2009 increased 1.1% to $109.4 million compared to $108.2 million for the three months ended May 31, 2008. The growth was comprised of a 4.7% increase to $94.2 million in subscription revenues offset, in part, by a 16.9% decrease in equity index asset based fees.  The increase in subscription revenues was driven by an increase in our revenues related to equity index subscriptions, multi-asset class portfolio analytics and other products, which were up 13.1%, 11.3% and 2.4%, respectively, for the three months ended May 31, 2009, offset, in part, by declines of 6.8% in equity portfolio analytics. Our revenues are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Using exchange rates for the same period of the prior year, our revenues, excluding asset based fees, for the three months ended May 31, 2009 would have been higher by $1.2 million had the U.S. dollar not strengthened relative to the prior year.

Revenues related to equity indices increased 4.0% to $62.5 million for the three months ended May 31, 2009 compared to the same period in 2008. Revenues from the equity index subscriptions sub-category were up 13.1% to $47.3 million during the current period with strength across all regions. This growth was led by increases in our emerging market, small cap, and developed market index modules as well as derivative product license fees and user fees, which more than offset a decline in fees for historical index data.

Revenues attributable to the equity index asset based fees sub-category decreased 16.9% to $15.2 million for the three months ended May 31, 2009 compared to the same period in 2008 primarily reflecting decreases of 19.4% to $11.7 million for the ETF asset based fees sub-category of that category.  The average value of assets in ETFs linked to MSCI equity indices decreased 27.0% to $134.7 billion for the three months ended May 31, 2009 compared to $184.4 billion for the three months ended May 31, 2008.  As of May 31, 2009, the value of assets in ETFs linked to MSCI equity indices was $175.9 billion, representing a decrease of $23.7 billion, or 11.9%, from $199.6 billion as of May 31, 2008. We estimate that the $23.7 billion year-over-year decline in value of assets in ETFs linked to MSCI equity indices was attributable to $65.8 billion of net asset depreciation offset, in part, by $42.1 billion of net cash inflows.

The three MSCI indices with the largest amount of ETF assets linked to them as of May 31, 2009 were the MSCI Emerging Markets, EAFE and U.S. Broad Market Indices with $45.1 billion, $33.6 billion and $10.2 billion in assets, respectively.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

	Quarter Ended
	2008				2009
$ in Billions	February	May	August	November	February	May
AUM in ETFs linked to MSCI Indices	$179.2	$199.6	$166.3	$119.0	$107.8	$175.9
Sequential Change ($ Growth in Billions)
Market Appreciation/(Depreciation)	$(15.2)	$9.9	$(31.2)	$(63.2)	$(13.6)	$42.2
Cash Inflow/(Outflow)	2.7	10.5	(2.1)	15.9	2.4	25.9

Total Change	$(12.5)	$20.4	$(33.3)	$(47.3)	$(11.2)	$68.1

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the quarters ended:

	Quarterly Average
	2008				2009
$ in Billions	February	May	August	November	February	May
AUM in ETFs linked to MSCI Indices	$183.2	$184.4	$178.3	$134.9	$126.4	$134.7

Source: Bloomberg and MSCI

The value of the assets in ETFs linked to our equity indices as of the last day of the month and the monthly average balance for the prior six months can be found under the link “AUM in ETFs Linked to MSCI Indices” on our website at http://ir.msci.com. Information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or any other report filed with the SEC.

Revenues related to equity portfolio analytics products decreased 6.8% to $31.6 million for the three months ended May 31, 2009 compared to the same period in 2008 resulting from lower levels of new subscriptions and lower retention rates in recent quarters, most notably for Aegis, our propriety equity risk data and software product. Within equity portfolio analytics, Aegis revenue declined 9.7% to $21.0 million, while Models Direct, our proprietary risk data accessed directly, and Barra on Vendors, our proprietary risk data product accessed through vendors, remained flat for the three months ended May 31, 2009 compared to the same period in 2008.

Revenues related to multi-asset class portfolio analytics increased 11.3% to $9.6 million for the three months ended May 31, 2009 compared to the same period in 2008. This growth reflects an increase of 21.6% to $7.2 million for BarraOne and a decrease of 11.1% to $2.4 million for TotalRisk, which is a product being decommissioned with its existing users being given the opportunity to transition to BarraOne. The growth in BarraOne was led by the asset manager category and, from a regional perspective, the Americas, reflecting growth in new subscriptions as well as relatively high retention rates.

Revenues from other products increased 2.4% to $5.7 million for the three months ended May 31, 2009 compared to the same period in 2008. This reflects an increase of 12.6% to $3.7 million for our energy and commodity analytics products, partially offset by a decline of 29.9% to $0.4 million in asset based fees from investment products linked to MSCI investable hedge fund indices and a decrease of 7.6% to $1.6 million for fixed income analytics products.

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of our total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as our “Run Rate.” The Run Rate at a particular point in time represents the forward-looking fees for the next 12 months from all subscriptions and investment product licenses we currently provide to our clients under renewable contracts assuming all contracts that come up for renewal are renewed and assuming then-current exchange rates. For any license where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects an annualization of the most recent periodic fee earned under such license. The Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal during the period and we have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date.

Because the Run Rate represents potential future fees, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and one-time sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset-based fees, which may result from market movements or from investment inflows into and outflows from investment products linked to our indices;

•	price changes;

•	timing differences under GAAP between when we receive fees and the realization of the related revenues; and

•	fluctuations in foreign exchange rates.

The following tables set forth our Run Rates as of the dates indicated and the percentage growth over the periods indicated:

	As of
	May 31,		February 28,	Year Over Year	Sequential
	2009	2008	2009	Comparison	Comparison
	(in thousands)
Run Rates
Equity indices
Subscription	$178,634	$158,989	$174,242	12.4%	2.5%
Asset based fees	68,892	78,926	50,574	(12.7)%	36.2%

Equity Indices total	247,526	237,915	224,816	4.0%	10.1%
Equity portfolio analytics	126,344	135,616	126,789	(6.8)%	(0.4)%
Multi-asset class analytics	37,194	31,861	35,309	16.7%	5.3%
Other products (1)	21,612	22,329	20,993	(3.2)%	2.9%

Total Run Rate	$432,676	$427,721	$407,907	1.2%	6.1%

Subscription total	$362,784	$346,011	$356,333	4.8%	1.8%
Asset based fees total	69,892	81,710	51,574	(14.5)%	35.5%

Total Run Rate	$432,676	$427,721	$407,907	1.2%	6.1%
(1) Includes run rate related to subscriptions to other products, including energy and commodity valuation tools and fixed income analytics, and to hedge fund asset based fees.

Changes in Run Rate between periods reflect increases from new subscriptions, decreases from cancellations, increases or decreases, as the case may be, from the change in the value of assets of investment products linked to MSCI indices, the change in trading volumes of futures and options contracts linked to MSCI indices, price changes and fluctuations in foreign exchange rates.

At May 31, 2009, we had a total of 3,080 clients, excluding clients that pay only asset based fees, as compared to 3,032 at May 31, 2008 and 3,074 at February 28, 2009. The sequential increase in the client count reflects an increase across all client types except for a slight decline in the number of hedge fund clients.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the three months ended:

	May 31,
	2009	2008

Equity Index	92.8%	94.3%
Equity Portfolio Analytics	82.0%	88.9%
Multi-Asset Class Analytics	83.2%	76.9%
Other	88.3%	96.1%
Total	87.7%	90.6%

The following table sets forth our Core Retention Rates by product category for the three months ended:

	May 31,
	2009	2008

Equity Index	93.2%	94.5%
Equity Portfolio Analytics	83.5%	91.8%
Multi-Asset Class Analytics	93.7%	76.9%
Other	89.6%	96.1%
Total	89.5%	91.9%

The quarterly Aggregate Retention Rates are calculated by annualizing the cancellations for which we have received a notice of termination or non-renewal during the quarter and we have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the quarter.  The Aggregate Retention Rate is computed on a product-by-product basis. Therefore, if a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction.  Aggregate Retention Rates are generally higher during the first three fiscal quarters and lower in the fourth fiscal quarter. For the calculation of the Core Retention Rate the same methodology is used except the cancellations in the quarter are reduced by the amount of product swaps.

Retention Rates for the three months ended May 31, 2009 declined, reflecting clients’ budget constraints due to depressed equity values as a result of stock market volatility, the closure or merger of a number of our clients and the shutdown of quantitative funds and teams. In fiscal 2008, 48% of our cancellations occurred in the fourth fiscal quarter. In years prior to fiscal 2008, approximately 40%, on average, of our subscription cancellations occurred in the fourth fiscal quarter.

Operating Expenses

Operating expenses decreased 3.4% to $72.7 million for the three months ended May 31, 2009 compared to $75.3 million in the same period in 2008.   The decrease reflects lower costs allocated by Morgan Stanley for staffing services, reduced costs for consulting services, and reduced amortization of our intangible assets, partially offset by increases in compensation costs and depreciation expenses.  Our operating expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar.  Using exchange rates for the same period of the prior year, our operating expense for the three months ended May 31, 2009 would have been higher by $3.9 million had the U.S. dollar not strengthened relative to the prior year.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and typically have represented approximately 60% of our total operating expenses.  These expenses generally contribute to the majority of our expense increases from period to period, reflecting existing staff compensation and benefit increases and increased staffing levels. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. An important location for us is Mumbai, India, where we have increased our staff levels significantly since commencing our operations there in early 2004 with a small staff in data management and production. Subsequently, we expanded the scale of our operations there by adding teams in research and administration, as well as by continuing to expand the data management and production team. Our office in Mumbai has grown from 12 employees as of November 30, 2004 to 103 full-time employees as of May 31, 2009. Another important location for us is Budapest, Hungary, where we opened an office in August 2007. This location is an important information technology center. Our Budapest office had 74 employees as of May 31, 2009.  We also opened an office in Monterrey, Mexico in the first quarter of 2009, which had 22 employees to service clients in the Americas as of May 31, 2009.

During the three months ended May 31, 2009, compensation and benefits expenses were $46.6 million, an increase of $2.7 million compared to the same period in 2008.  The increase includes $1.1 million associated with compensation costs related to the final separation from Morgan Stanley, $0.9 million reflecting the adjustment of forfeiture estimates of stock based compensation and $0.8 million of stock based compensation costs relating to the restricted stock units granted as a component of the 2008 annual bonus.  Stock based compensation expense relating to the founders grant of $7.3 million and $6.9 million is included in our expenses for the three months ended May 31, 2009 and 2008, respectively.  The increase in the expense related to the founders grant is primarily attributable to accelerated vesting of awards for certain terminated employees and adjustments to the estimated rates of forfeiture.  Stock based compensation similar to the restricted stock units granted as a component of the 2008 annual bonus was not granted during the prior year.

Other significant components of our expense base include information technology costs, market data costs, amortization of intangible assets, telecommunications services, occupancy costs and depreciation of property, equipment, and leasehold improvements.

As a majority-controlled subsidiary of Morgan Stanley, we relied on Morgan Stanley to provide a number of administrative support services and facilities.  The amount and composition of our expenses has decreased from historical levels as we replaced these services ourselves or through third parties. In connection with the initial public offering (“IPO”), we began investing in expanding our own administrative functions, including finance, legal and compliance and human resources, as well as information technology infrastructure, to replace services previously provided by Morgan Stanley.  On May 22, 2009, Morgan Stanley sold the remainder of its ownership interest in us and Morgan Stanley agreed to provide us with certain limited services.  See “—Factors Impacting Comparability of our Financial Results—Our Relationship with Morgan Stanley” below for a discussion of our continuing contractual relationships with Morgan Stanley.

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

The following table shows operating expenses by each of the categories:

	Three Months Ended
	May 31, 2009	May 31, 2008	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation	$22,430	$19,472	$2,958	15.2%
Non-compensation expenses	6,839	10,164	(3,325)	(32.7	) %
Total cost of services	29,269	29,636	(367)	(1.2	) %

Selling, general and administrative:
Compensation	24,170	24,432	(262)	(1.1	) %
Non-compensation expenses	9,882	13,573	(3,691)	(27.2	) %
Total selling, general and administrative	34,052	38,005	(3,953)	(10.4	) %

Amortization of intangible assets	6,428	7,125	(697)	(9.8	) %
Depreciation of property, equipment, and leasehold improvements	2,972	522	2,450	469.3%
Total operating expenses	$72,721	$75,288	$(2,567)	(3.4	) %

Cost of Services

Cost of services includes costs related to our research, data management and production, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy costs, market data fees, information technology services and costs allocated by Morgan Stanley for staffing services. Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels.

For the three months ended May 31, 2009, total cost of services expenses decreased 1.2% to $29.3 million compared to $29.6 million for the three months ended May 31, 2008.  The change was largely due to a decrease of $2.5 million in costs allocated by Morgan Stanley for staffing services and a $1.0 million decrease in information technology costs related to our separation from Morgan Stanley, partially offset by a $3.0 million increase in compensation expenses.

Compensation expenses increased primarily as a result of higher expenses related to stock based compensation, as previously discussed, and increased staffing levels during the three months ended May 31, 2009 as compared to the same period of the prior year.

Non-compensation expenses decreased by $3.3 million, or 32.7%, to $6.8 million for the three months ended May 31, 2009. The change is largely due to the decreases in allocated costs for staffing services provided by Morgan Stanley and information technology costs related to our separation from Morgan Stanley.

Our cost of services expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Using exchange rates for the same period of the prior year, our cost of services for the three months ended May 31, 2009 would have been higher by $1.8 million had the U.S. dollar not strengthened relative to the prior year.

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

For the three months ended May 31, 2009, total SG&A expenses were $34.1 million, a decrease of $4.0 million, or 10.4%, compared to $38.0 million for the three months ended May 31, 2008.

Compensation expenses decreased to $24.2 million for the three months ended May 31, 2009 compared to $24.4 million for the same period in 2008.

Non-compensation expenses decreased by $3.7 million, or 27.2%, to $9.9 million for the three months ended May 31, 2009 compared to $13.6 million for the same period in 2008.  The decline is largely due to the decreases in allocated costs for staffing services provided by Morgan Stanley and the reduction of third party consulting costs.

Our SG&A expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Using exchange rates for the same period of the prior year, our cost of services for the three months ended May 31, 2009 would have been higher by $1.9 million had the U.S. dollar not strengthened relative to the prior year.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004. For the three months ended May 31, 2009, amortization of intangibles expense totaled $6.4 million compared to $7.1 million for the same period in 2008. A portion of the intangible assets became fully amortized during fiscal 2008, resulting in the decrease of $0.7 million, or 9.8%, versus the prior year.  (See Note 8 to the Notes to Condensed Consolidated Financial Statements, “Intangible Assets” for further information.)

Depreciation and amortization of property, equipment, and leasehold improvements

For the three months ended May 31, 2009 and 2008, depreciation and amortization of property, equipment, and leasehold improvements totaled $3.0 million and $0.5 million, respectively.  The increase of $2.5 million principally relates to greater depreciation and amortization of the property, equipment and leasehold improvements purchased to operate independently from Morgan Stanley.

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net was an expense of $4.7 million and $2.5 million for the three months ended May 31, 2009 and 2008, respectively.  The increase in expense of $2.2 million resulted from lower interest income of $3.3 million as a result of lower interest returns on invested balances, partially offset by a decrease in interest expense of $1.8 million due to lower average outstanding debt and the impact of the decrease of interest rates on the unhedged portion of our debt as well as lower gains from changes in foreign exchange rates.

Income Taxes

The provision for income tax expense was $12.4 million and $11.8 million for the three months ended May 31, 2009 and 2008, respectively.  The effective tax rate was 38.6% and 38.7% for the three months ended May 31, 2009 and 2008, respectively.

Results of Operations

Six Months Ended May 31, 2009 Compared to the Six Months Ended May 31, 2008:

	Six Months Ended May 31,
	2009	2008	Increase/(Decrease)
	(in thousands, except per share data)
Operating Revenues	$215,290	$213,146	$2,144	1.0%
Operating expenses:
Cost of services	58,204	60,496	(2,292)	(3.8)%
Selling, general and administrative	68,768	69,325	(557)	(0.8)%
Amortization of intangible assets	12,857	14,250	(1,393)	(9.8)%
Depreciation and amortization of property, equipment, and leasehold improvements	6,023	1,006	5,017	498.7%
Total operating expenses	145,852	145,077	775	0.5%
Operating income	69,438	68,069	1,369	2.0%
Interest expense (income) and other, net	11,081	8,949	2,132	23.8%
Provision for income taxes	22,015	22,555	(540)	(2.4)%
Net income	$36,342	$36,565	$(223)	(0.6)%

Earnings per basic common share	$0.36	$0.37	$(0.01)	(2.7)%

Earnings per diluted common share	$0.36	$0.36	$—	—%

Operating margin	32.3%	31.9%

Operating Revenues

The following table summarizes the revenue by category for the six months ended May 31, 2009 compared to the six months ended May 31, 2008:

	Six Months Ended May 31,
	2009	2008	Increase/(Decrease)
	(in thousands)
Equity indices:
Equity index subscriptions	$92,549	$80,613	$11,936	14.8%
Equity index asset based fees	28,402	37,895	(9,493)	(25.1)%
Total equity indices	120,951	118,508	2,443	2.1%
Equity portfolio analytics	63,722	66,244	(2,522)	(3.8)%
Multi-asset class portfolio analytics	19,195	16,490	2,705	16.4%
Other products	11,422	11,904	(482)	(4.0)%

Total operating revenues	$215,290	$213,146	$2,144	1.0%

Total operating revenues for the six months ended May 31, 2009 increased 1.0% to $215.3 million compared to $213.1 million for the six months ended May 31, 2008. The growth was driven by an increase in our revenues related to equity index subscriptions of $11.9 million and multi-asset class portfolio analytics of $2.7 million partially offset decreases of $9.5 million in equity index asset based fees, $2.5 million in equity portfolio analytics and $0.5 million in other products. Revenues from our subscription products grew 6.6% in the aggregate for the six months ended May 31, 2009 to $186.9 million.  Our revenues are impacted by changes in exchange rates primarily as they relate to the US dollar. Using exchange rates for the same period of the prior year, our revenues, excluding asset based fees, for the six months ended May 31, 2009 would have been higher by $2.3 million had the US dollar not strengthened relative to the prior year.

Revenues related to equity indices increased $2.4 million, or 2.1%, to $121.0 million for the six months ended May 31, 2009 compared to the same period in 2008.  Revenues from the equity index subscriptions sub-category were up 14.8% to $92.5 million during the current period with strength across all regions, most notably the Americas. This growth was led by strong increases in our emerging market, small cap, and developed market index modules as well as user fees, derivative product license fees, and our value/growth index extension modules.

Revenues attributable to the equity index asset based fees sub-category decreased $9.5 million, or 25.1%, to $28.4 million in the six months ended May 31, 2009.  The average value of assets in ETFs linked to MSCI equity indices decreased 40.5% to $130.5 billion for the six months ended May 31, 2009 compared to $183.4 billion for the six months ended May 31, 2008.  As of May 31, 2009, the value of assets in ETFs linked to MSCI equity indices was $175.9 billion, representing a decrease of $23.7 billion, or 11.9%, from $199.6 billion as of May 31, 2008.  We estimate that the $23.7 billion year-over-year decline in value of assets in ETFs linked to MSCI equity indices was attributable to $65.8 billion of net asset depreciation offset, in part, by $42.1 billion of net cash inflows.

During the six month period ended May 31, 2009, revenues related to equity portfolio analytics were $63.7 million, a decrease of $2.5 million, or 3.8%, compared to $66.2 million for the six months ended May 31, 2008.  Within equity portfolio analytics, Aegis revenue declined 7.9% to $42.6 million, partially offset by an increase of 6.2% to $18.7 million in revenue for equity models direct for the six months ended May 31, 2009 compared to the same period in 2008.

Revenues related to multi-asset class portfolio analytics for the six months ended May 31, 2009 were $19.2 million, an increase of $2.7 million, or 16.4%, compared to $16.5 million for the six months ended May 31, 2008. This reflects an increase of 29.2% to $14.6 million for BarraOne, offset in part by a decrease of 11.5% to $4.6 million for TotalRisk, which is in the process of being decommissioned with its existing users being offered the opportunity to transition to BarraOne.

Revenues from other products decreased 4.0% to $11.4 million in the six months ended May 31, 2009 compared to $11.9 million for the six months ended May 31, 2008. The decline reflects a decrease of 63.4% in asset based fees from investment products linked to MSCI investable hedge fund indices and a decrease of 4.6% for fixed income analytics, partially offset by an 11.8% increase for our energy and commodity analytics products. The decline in MSCI investable hedge fund indices revenues reflects the termination of one of our licenses to an asset manager to create a fund based on an MSCI investable hedge fund index.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the six months ended:

	May 31, 2009	May 31, 2008

Equity Index	93.9%	96.1%
Equity Portfolio Analytics	84.1%	92.1%
Multi-Asset Class Analytics	87.6%	87.8%
Other	85.8%	93.9%
Total	89.2%	93.6%

The following table sets forth our Core Retention Rates by product category for the six months ended:

	May 31, 2009	May 31, 2008

Equity Index	94.1%	96.3%
Equity Portfolio Analytics	85.4%	94.3%
Multi-Asset Class Analytics	92.8%	87.8%
Other	86.8%	93.9%
Total	90.4%	94.6%

The Aggregate Retention Rates for any six month period are calculated by annualizing the cancellations for which we have received a notice of termination or non-renewal during the period and we have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Retention Rate for the six month period.   For the calculation of the Core Retention Rate the same methodology is used except the amount of cancellations during the six month period is reduced by the amount of product swaps.

Retention Rates for the six months ended May 31, 2009 declined, reflecting clients’ budget constraints due to depressed equity values as a result of stock market volatility, the closure or merger of a number of our clients and the shutdown of quantitative funds and teams. In fiscal 2008, 48% of our cancellations occurred in the fourth fiscal quarter. In years prior to fiscal 2008, approximately 40%, on average, of our subscription cancellations occurred in the fourth fiscal quarter.

Operating Expenses

Operating expenses for the six months ended May 31, 2009 increased $0.8 million to $145.9 million compared to $145.1 million in the same period of 2008.  The increase reflects higher compensation and benefits costs and depreciation expenses, partially offset by lower costs allocated by Morgan Stanley for staffing services and lower consulting costs.  Our operating expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar.  Using exchange rates for the same period of the prior year, our operating expense for the six months ended May 31, 2009 would have been higher by $7.5 million had the U.S. dollar not strengthened relative to the prior year.

During the six month period ended May 31, 2009, compensation and benefits expenses were $91.1 million, an increase of $6.0 million, compared to $85.1 million in the same period in 2008.  The increase primarily reflects $3.2 million in higher costs for stock based compensation expense, an additional $1.9 million in retirement benefit costs and $0.5 million higher compensation costs related to the final separation from Morgan Stanley.

During the six month period ended May 31, 2009, we incurred stock based compensation costs of $1.5 million relating to the restricted stock units granted as a component of the 2008 annual bonus.  Similar stock based compensation was not granted during the six months ended May 31, 2008.  Stock based compensation expense relating to the founders grant of $13.5 million and $11.7 million is included in our expenses for the six months ended May 31, 2009 and May 31, 2008, respectively.  The increase in the stock based compensation costs relating to the founders grant is primarily attributable to accelerated vesting of awards for certain terminated employees and adjustments to the estimated rates of forfeiture.

In both the cost of services and SG&A expense categories, compensation and benefits represent the majority of our expenses. Other costs associated with the number of employees such as office space and professional services are included in both the cost of services and SG&A expense categories consistent with the allocation of employees to those respective areas.

The following table shows operating expenses by each of the categories:

	Six Months Ended
	May 31, 2009	May 31, 2008	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation	$43,727	$39,699	$4,028	10.1%
Non-compensation expenses	14,477	20,797	(6,320)	(30.4)%

Total cost of services	58,204	60,496	(2,292)	(3.8)%

Selling, general and administrative:
Compensation	47,373	45,368	2,005	4.4%
Non-compensation expenses	21,395	23,957	(2,562)	(10.7)%

Total selling, general and administrative	68,768	69,325	(557)	(0.8)%

Amortization of intangible assets	12,857	14,250	(1,393)	(9.8)%
Depreciation and amortization of property, equipment, and leasehold improvements	6,023	1,006	5,017	498.7%

Total operating expenses	$145,852	$145,077	$775	0.5%

Cost of Services

Cost of services decreased $2.3 million, or 3.8%, to $58.2 million for the six months ended May 31, 2009 compared to the same period in 2008.  The change was largely due to a decrease in costs allocated by Morgan Stanley for staffing services and a decrease in information technology costs related to our separation from Morgan Stanley, partially offset by an increase in compensation and benefit expenses as previously discussed.

Our cost of services expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Using exchange rates for the same period of the prior year, our cost of services for the six months ended May 31, 2009 would have been higher by $3.4 million had the U.S. dollar not strengthened relative to the prior year.

Selling, General and Administrative

        SG&A expenses decreased to $68.8 million for the six months ended May 31, 2009 compared to $69.3 million for the same period in 2008.  The decline resulted from a decrease in costs allocated by Morgan Stanley for staffing services, partially offset by an increase in compensation and benefit expense, an increase in the allowance for bad debt compared to the prior year due to market conditions and an increase in franchise and license fees.

Our SG&A expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Using exchange rates for the same period of the prior year, our cost of services for the six months ended May 31, 2009 would have been higher by $3.7 million had the U.S. dollar not strengthened relative to the prior year.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004. For the six months ended May 31, 2009, amortization of intangibles expense totaled $12.9 million compared to $14.3 million for the same period in 2008. A portion of the intangible assets became fully amortized during fiscal 2008, resulting in the decrease of $1.4 million, or 9.8%, versus the prior year.  (See Note 8 to the Notes to Condensed Consolidated Financial Statements, “Intangible Assets” for further information.)

Depreciation and amortization of property, equipment, and leasehold improvements

For the six months ended May 31, 2009 and 2008, depreciation and amortization of property, equipment, and leasehold improvements totaled $6.0 million and $1.0 million, respectively.  The increase of $5.0 million principally relates to greater depreciation and amortization of the property, equipment and leasehold improvements purchased to operate independently from Morgan Stanley.

Interest Expense (Income) and Other, Net

Interest expense (income) and other, net was an expense of $11.1 million for the six months ended May 31, 2009 compared to $8.9 million for the same period in 2008. The $2.1 million increase in expense reflects a reduction of interest income resulting from lower interest returns on invested balances and a loss on foreign currency exchange rate changes in 2009 compared to a gain in 2008, partially offset by a decrease in interest expense due to lower average outstanding debt and the impact of the decrease of interest rates on the unhedged portion of our debt.

Income Taxes

The provision for income taxes decreased 2.4% to $22.0 million for the six months ended May 31, 2009 compared to $22.6 million in the same period in 2008 as a result of lower pre-tax income, partially offset by the effect of one-time tax items. The effective tax rate for the six months ended May 31, 2009 was 37.7% compared to 38.2% in the same period of 2008. The decrease is largely due to tax credits available during the six months ended May 31, 2009 that were not available during the same period in 2008.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or with our results of operations in the future for the reasons discussed below.

Our Relationship with Morgan Stanley

Prior to May 22, 2009, Morgan Stanley was our controlling shareholder.  On May 22, 2009, Morgan Stanley completed the sale, pursuant to a secondary offering, of its remaining economic and voting interests in us.  In connection with the secondary offering, we and Morgan Stanley entered into: (i) a separation agreement pursuant to which we agreed to settle all intercompany amounts owed between us and Morgan Stanley within 90 days of the closing of the offering and agreed to certain insurance matters between us and Morgan Stanley; and (ii) an employee matters agreement which governs certain employee related matters associated with our separation from Morgan Stanley.

Prior to July 1, 2008, our consolidated financial statements were derived from the financial statements and accounting records of Morgan Stanley using the historical results of operations and historical bases of assets and liabilities of our business. Following July 1, 2008, only certain tax, allocation and compensation and benefits related information have been derived from the financial statements and accounting records of Morgan Stanley. Following the May 2009 secondary offering, we will no longer file any Federal, state, or foreign tax returns with Morgan Stanley on a consolidated combined or unitary basis and will no longer rely on the financial and accounting records of Morgan Stanley for certain tax related information for future periods. The historical costs and expenses reflected in our condensed consolidated financial statements include an allocation for certain corporate functions historically provided by Morgan Stanley, including human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services, treasury and other services. On July 21, 2008, we entered into an amended services agreement with Morgan Stanley pursuant to which Morgan Stanley and its affiliates agreed to provide us with certain of these services for so long as Morgan Stanley owned greater than 50% of the total voting power to elect our directors and for periods, varying for different services, of up to 12 months thereafter. In connection with the May 2009 secondary offering, we amended certain schedules to the amended services agreement and provided that such services will continue until no later than November 23, 2009.  The allocations were based on what we and Morgan Stanley considered reasonable reflections of the utilization levels of the services required in support of our business and are based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead. Since the IPO, we have implemented our own financial, administrative and other support systems or contracted with third parties to replace Morgan Stanley’s systems. We have also established our own accounting and internal auditing functions separate from those historically provided to us by Morgan Stanley.   The historical information does not necessarily indicate what our results of operations, financial condition or cash flows will be in the future.

The table below presents costs allocated to us for staffing services provided by Morgan Stanley as well as the costs incurred to replace those services:

	For the Six Months Ended
Amounts in thousands	May 31, 2009	May 31, 2008
Allocation expenses:
Staffing services	$1,746	11,554

Total allocation expenses	1,746	11,554

Replacement expenses:
Compensation	6,133	3,054
Non-compensation:
Recurring	4,033	2,415
Non-recurring	2,214	2,255
Depreciation	4,466	40

Non-compensation total	10,713	4,710

Total replacement expenses	16,846	7,764

Total allocation and replacement expenses	$18,592	19,318

Total compensation expenses	$6,133	3,054
Total non-compensation expenses	12,459	16,264

Total allocation and replacement expenses	$18,592	19,318

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

In 2009, the Company invested in U.S. Treasury securities and accounts for these investments in accordance with SFAS 115, “Investments and Debt Securities.”  Other than this item, there were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal year 2008.

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

On November 14, 2007, we entered into a secured $500.0 million credit facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto pursuant to a credit agreement dated as of November 20, 2007 (the “Credit Facility”). The Credit Facility consisted of a $425.0 million term loan facility and a $75.0 million revolving credit facility.  Outstanding borrowings under the Credit Facility initially accrued interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving credit facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving credit facility and 2.00% in the case of the term loan B facility. In April 2008 and again in July 2008, the Company’s fixed margin rate was reduced by 0.25%. During the three months ended May 31, 2009, the Company exercised its rights and chose to have a portion of both the term loan A facility and term loan B facility referenced to the one month LIBOR rates while the remaining portions continued to reference the three month LIBOR rates.   The weighted average rate on the term loan A facility and term loan B facility was 3.53% and 4.16%, respectively, for the six months ended May 31, 2009. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively.

On February 13, 2008, we entered into interest rate swap agreements effective through the end of November 2010 for an aggregate notional principal amount of $251.7 million. By entering into these agreements, we reduced interest rate risk by effectively converting floating-rate debt into fixed-rate debt.  The effective fixed rate on the notional principal amount swapped was 5.19% for the six months ended May 31, 2009.

The effective combined rate on our hedged and unhedged debt was 4.68% for the six months ended May 31, 2009.

At May 31, 2009, $391.6 million was outstanding and there was $74.7 million of unused credit under the Revolving Credit Facility. In May 2009, Bank of America, N.A. issued, on our behalf, letters of credit under the revolving credit facility in the amount of $0.3 million to certain of our lessors to be used as security under the related property leases.  The beneficiaries of the letters of credit may draw down on the letters of credit under the terms of the applicable lease and letter of credit.  Interest is paid quarterly in February, May, August and November. The final installment of $50.0 million from term loan A is due November 30, 2012. The final installment of $209.8 million on term loan B is due November 30, 2014.We pay an annual 0.5% fee on the unused portion of the $74.7 million Revolving Credit Facility.  For the amount used to issue letters of credit in lieu of security deposits, we pay an annual 2.125% fee.

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

The Credit Facility also requires us and our subsidiaries to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) the maximum total leverage ratio (as defined in the Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed (a) 3.75:1.0 through November 30, 2009, (b) 3.50:1.0 from December 1, 2009 through November 30, 2010 and (c) 3.25:1.0 thereafter; and (2) the minimum interest coverage ratio (as defined in the Credit Facility) measured quarterly on a rolling four-quarter basis shall be (a) 3.00:1.0 through November 30, 2009, (b) 3.50:1.0 from December 1, 2009 through November 30, 2010 and (c) 4.00:1.0 thereafter. As of May 31, 2009, our Consolidated Leverage Ratio as defined in the Credit Facility was 1.86:1 and our Consolidated Interest Coverage Ratio as defined in the Credit Facility was 10.18:1.

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

Cash flows

Cash and cash equivalents

	As of
	May 31,	November 30,
	2009	2008
	(in thousands)
Cash and cash equivalents	$72,769	$268,077

Cash provided by operating activities and used in investing and financing activities

	For the six months ended
	May 31,	May 31,
	2009	2008
	(in thousands)
Cash provided by operating activities	$69,157	$80,737
Cash used in investing activities	$(254,253)	$(71,510)
Cash used in financing activities	$(11,700)	$(11,682)

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash flow from operating activities for the six months ended May 31, 2009 was $69.2 million compared to $80.7 million for the prior year. Our operating cash flows are lower by 14.3% primarily due to the timing of payments made to third party vendors compared to the prior year in which the majority of payments were made to Morgan Stanley.  For the six months ended May 31, 2009, we paid our own operating expenses, including estimated tax payments, vendor invoices and compensation and related benefits, when due. In the same period of 2008 we experienced timing differences in the reimbursement to Morgan Stanley of those costs allocated or recharged to us during the period.

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

Cash flows from investing activities

Cash flows from investing activities include cash used to purchase investments in U.S. Treasury securities and for capital expenditures. During the six months ended May 31, 2009, we purchased $244.7 million in U.S. Treasury securities and $9.5 million of capital equipment. We anticipate funding any future capital expenditures from our operating cash flows.

Cash flows from financing activities

Cash flows from financing activities were an outflow of $11.7 million, primarily reflecting scheduled payments on the outstanding long-term debt and the repurchase of treasury shares.

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

Substantially all of our revenues from our index linked investment products are based on fees earned on the value of assets invested in securities denominated in currencies other than the U.S. dollar. For all operations outside the United States where the Company has designated the local non-U.S. dollar currency as the functional currency, revenue and expenses are translated using average monthly exchange rates and assets and liabilities are translated into U.S. dollars using month-end exchange rates. For these operations, currency translation adjustments arising from a change in the rate of exchange between the functional currency and the U.S. dollar are accumulated in a separate component of shareholders’ equity. In addition, transaction gains and losses arising from a change in exchange rates for transactions denominated in a currency other than the functional currency of the entity are reflected in other income.

Revenues from index-linked investment products represented approximately $28.9 million, or 13.4%, and $39.7 million, or 18.6%, of our operating revenues for the six months ended May 31, 2009 and May 31, 2008, respectively.  While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, substantially all of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in euros, pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. Approximately $27.4 million, or 12.7%, and $31.1 million, or 14.6%, of our revenues for the six months ended May 31, 2009 and May 31, 2008, respectively, were denominated in foreign currencies, the majority of which were in euros, pounds sterling and Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $44.8 million, or 30.7%, and $32.7 million, or 22.6%, of our expenses for the six months ended May 31, 2009 and May 31, 2008, respectively, were denominated in foreign currencies, the significant majority of which were denominated in Swiss francs, pounds sterling, Hong Kong dollars, euros and Japanese yen. Expenses paid in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. As a result of these positions, we recognized foreign currency exchange losses of $0.6 million and foreign currency exchange gains of $0.1 million for the six months ended May 31, 2009 and May 31, 2008, respectively. These amounts were recorded in other expense (income) in our Condensed Consolidated Statements of Income. Although we do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency, we minimize exposure by reducing the value of the assets and liabilities in currencies other than the functional currency of the legal entity in which they are located.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents and short-term investments of $72.8 million and $244.9 million, respectively, at May 31, 2009.  At November 30, 2008, we had unrestricted cash and cash equivalents totaling $268.1 million.  We did not have short-term investments at November 30, 2008. The cash and cash equivalents were held primarily in checking money market accounts in the countries where we maintain banking relationships. The short-term investments were made in U.S. Treasury securities with maturity dates ranging from four to twelve months.  The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

On February 13, 2008, we entered into interest rate swap agreements effective through the end of November 2010 for an aggregate notional principal amount of $251.7 million. By entering into these agreements, we reduced interest rate risk by effectively converting floating-rate debt into fixed-rate debt. This action reduces our risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed rate debt. The effective fixed rate on the notional principal amount swapped was approximately 5.19% for the six months ended May 31, 2009. On May 31,

2009, the effective fixed rate on the notional principal amount swapped was 5.24%. These swaps are designated as cash flow hedges and qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Changes in LIBOR will affect the interest rate on the portion of our credit facilities which have not been hedged by the interest rate swaps and, therefore, our costs under the credit facilities. Assuming an average of $157.1 million of variable rate debt outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $1.6 million of additional interest expense.

For the three and six months ended May 31, 2009, we recorded a pre-tax loss in other comprehensive income of $1.1 million ($0.6 million net of tax) and $2.5 million ($1.5 million net of tax), respectively, as a result of the fair value measurement of these swaps. The fair value of these swaps is included in other accrued liabilities on our Condensed Consolidated Statement of Financial Condition.

Item 4.	Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of May 31, 2009 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the three months ended May 31, 2009 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the quarter ended May 31, 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (March 1, 2009-March 31, 2009) Employee Transactions (1)	915	$16.37	N/A	N/A

Month #2 (April 1, 2009-April 30, 2009) Employee Transactions (1)	3,650	$19.75	N/A	N/A

Month #3 (May 1, 2009-May 31, 2009) Employee Transactions (1)	18,694	$21.80	N/A	N/A

Total Employee Transactions (1)	23,259	$21.26	N/A	N/A

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

Dated: July 2, 2009

MSCI INC. (Registrant)

By:	/s/ Michael K. Neborak
Michael K. Neborak Principal Financial Officer

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED MAY 31, 2009

	3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008)

	10.1	MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (filed as Annex B to the Company’s Proxy Statement on Schedule 14A (File No. 001-33812), filed with the SEC on February 28, 2008)

	10.2	MSCI Inc. Performance Formula and Incentive Plan (filed as Annex C to the Company’s Proxy Statement on Schedule 14A (File No. 001-33812), filed with the SEC on May 31, 2008)

	10.3	Separation Agreement, dated May 22, 2009, between MSCI Inc. and Morgan Stanley (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on June 2, 2009).

	10.4	Employee Matters Agreement, dated May 22, 2009, between MSCI Inc. and Morgan Stanley (filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on June 2, 2009).

	10.5	Letter Agreement, dated May 22, 2009, between MSCI Inc. and Morgan Stanley (filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on June 2, 2009).

	11
Statement Re: Computation of Earnings Per Common share (The calculation per share earnings is in Part I, Item I, Note 3 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.

*	15	Letter of awareness from Deloitte & Touche LLP, dated July 2, 2009, concerning unaudited interim financial information

**	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

**	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*     Filed herewith
**   Furnished herewith

E-1