Form 10-Q
period 2009-08-31
MSCI Inc.
filed 2009-10-01
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

As of September 28, 2009, there were 100,166,271 shares of the Registrant’s Class A Common Stock, $0.01 par value, outstanding and no shares of Registrant’s Class B Common Stock, $0.01 par value, outstanding.

MSCI INC.
FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2009

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

MSCI Inc. has a Corporate Governance webpage. You can access information about MSCI Inc.’s corporate governance at http://ir.msci.com /governance.cfm.   MSCI Inc. posts the following on its Corporate Governance webpage:

•	Charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee;

•	Corporate Governance Policies; and

•	Code of Ethics and Business Conduct.

MSCI Inc.’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer and its Chief Financial Officer. MSCI Inc. will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”) on its internet site. You can request a copy of these documents, excluding exhibits, at no cost, by contacting MSCI Inc., c/o Investor Relations, Wall Street Plaza, 88 Pine Street, New York, NY 10005; (212) 804-1583. The information on MSCI Inc.’s internet site is not incorporated by reference into this report.

PART I

Item 1.                      Unaudited Condensed Consolidated Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share data)

	As of
	August 31, 2009	November 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,701	$268,077
Short-term investments	250,061	—
Trade receivables (net of allowances of $824 and $712 as of August 31, 2009 and November 30, 2008, respectively)	76,511	85,723
Due from related parties	—	1,765
Deferred taxes	28,425	18,590
Prepaid and other assets	13,203	18,100
Total current assets	479,901	392,255
Property, equipment and leasehold improvements (net of accumulated depreciation of $23,598 and $14,069 at August 31, 2009 and November 30, 2008, respectively)	27,900	28,447
Goodwill	441,623	441,623
Intangible assets (net of accumulated amortization of $142,116 and $123,043 at August 31, 2009 and November 30, 2008, respectively)	126,458	145,907
Other non-current assets	6,683	6,816
Total assets	$1,082,565	$1,015,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,946	$900
Payable to related parties	—	34,992
Income taxes payable	17	—
Accrued compensation and related benefits	46,594	58,946
Other accrued liabilities	28,064	29,459
Current maturities of long-term debt	37,087	22,086
Deferred revenue	166,215	144,711
Total current liabilities	311,923	291,094
Long-term debt, net of current maturities	348,144	379,709
Deferred taxes	43,023	49,364
Other non-current liabilities	10,395	8,499
Total liabilities	713,485	728,666
Commitments and Contingencies (see Note 9)
Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 500,000,000 class A shares and 250,000,000 class B shares authorized; 100,204,051 and 72,377,599 class A shares issued and 100,146,690 and 72,354,383 class A shares outstanding at August 31, 2009 and November 30, 2008, respectively; 0 and 27,708,654 class B shares issued and outstanding at August 31, 2009 and November 30, 2008, respectively)	1,002	1,001
Treasury shares, at cost (57,361 and 23,216 shares at August 31, 2009 and November 30, 2008, respectively)	(1,395)	(681)
Additional paid in capital	318,452	291,204
Retained earnings	59,478	2,212
Accumulated other comprehensive loss	(8,457)	(7,354)
Total shareholders’ equity	369,080	286,382
Total liabilities and shareholders’ equity	$1,082,565	$1,015,048

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Operating revenues (1)	$108,868	$110,399	$324,158	$323,545
Cost of services (1)	28,247	27,800	86,451	88,296
Selling, general and administrative (1)	33,525	36,687	102,293	106,012
Amortization of intangible assets	6,429	7,125	19,286	21,375
Depreciation and amortization of property, equipment and leasehold improvements	2,869	1,268	8,892	2,274
Total operating expenses	71,070	72,880	216,922	217,957
Operating income	37,798	37,519	107,236	105,588
Interest income (1)	(373)	(1,843)	(714)	(7,723)
Interest expense (1)	4,628	5,991	15,170	21,122
Other expense (income)	(168)	3,224	712	2,922
Other expense (income), net	4,087	7,372	15,168	16,321
Income before provision for income taxes	33,711	30,147	92,068	89,267
Provision for income taxes	12,787	11,269	34,802	33,824
Net income	$20,924	$18,878	$57,266	$55,443
Earnings per basic common share	$0.21	$0.19	$0.57	$0.55
Earnings per diluted common share	$0.20	$0.19	$0.56	$0.55
Weighted average shares outstanding used in computing earnings per share
Basic	100,402	100,052	100,350	100,020
Diluted	102,717	101,698	102,034	101,236

(1) Amounts corresponding to Morgan Stanley as a related party are as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Operating revenues	$—	$2,906	$5,284	$9,141
Cost of services	$—	$1,544	$383	$7,578
Selling, general and administrative	$—	$2,392	$1,336	$8,430
Interest income	$—	$948	$—	$5,332
Interest expense	$—	$23	$413	$385

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended August 31,
	2009	2008
	(unaudited)
Cash flows from operating activities
Net income	$57,266	$55,443
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	25,068	17,494
Amortization of intangible assets	19,286	21,375
Deferred taxes	(15,226)	(7,207)
Depreciation of property, equipment and leasehold improvements	8,892	2,274
Foreign currency loss	449	—
Loss on sale or disposal of property, equipment and leasehold improvements, net	274	76
Provision for (recovery of) bad debts	814	(1,060)
Amortization of debt origination fees	1,074	1,074
Amortization of discount on U.S. Treasury securities	(341)	—
Amortization of discount on long-term debt	123	124
Changes in assets and liabilities:
Trade receivables	9,073	(6,300)
Due from related parties	1,765	(3,067)
Prepaid and other assets	5,235	1,581
Accounts payable	32,841	1,960
Payable to related parties	(34,992)	(1,906)
Deferred revenue	19,447	33,467
Accrued compensation and related benefits	(10,357)	(2,913)
Income taxes payable	459	4,415
Other accrued liabilities	686	2,951
Other	(992)	(8,217)
Net cash provided by operating activities	120,844	111,564

Cash flows from investing activities
Purchase of investments	(409,205)	—
Proceeds from the maturity of investments	159,485	—
Cash deposited with related parties	—	137,625
Capital expenditures	(11,188)	(19,097)
Net cash (used in) provided by investing activities	(260,908)	118,528

Cash flows from financing activities
Repayment of long-term debt	(16,687)	(16,687)
Repurchase of treasury shares	(714)	(586)
Proceeds from exercise of stock options	30	—
Expenses related to initial public offering	—	(21)
Net cash used in financing activities	(17,371)	(17,294)
Effect of exchange rate changes on cash and cash equivalents	1,059	(164)
Net (decrease) increase in cash	(156,376)	212,634
Cash and cash equivalents, beginning of period	268,077	33,818
Cash and cash equivalents, end of period	$111,701	$246,452

Supplemental disclosure of cash flow information
Cash paid for interest	$14,006	$20,594
Cash paid for income taxes	$41,775	$51,574

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$1,513	$984

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

Organization

 MSCI Inc. together with its subsidiaries (the “Company” or “MSCI”) is a leading global provider of investment decision support tools including indices and portfolio risk and performance analytics for use by institutions in managing investment portfolios. The Company’s products are used by institutions investing in or trading equity, fixed income and multi-asset class instruments and portfolios around the world. The Company’s flagship products are its international equity indices marketed under the MSCI brand and its equity and multi-asset class portfolio analytics marketed under the Barra brand. The Company’s products are used in many areas of the investment process, including portfolio construction and optimization, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, investment manager selection and investment research.

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

Basis of Presentation and Use of Estimates

These condensed consolidated financial statements include the accounts of MSCI and include all adjustments necessary to present fairly the financial condition as of August 31, 2009 and November 30, 2008, the results of operations for the three and nine months ended August 31, 2009 and 2008 and cash flows for the nine months ended August 31, 2009 and 2008.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008.  The November 30, 2008 consolidated financial statement information has been derived from the 2008 audited consolidated financial statements.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

  The Condensed Consolidated Statements of Income reflect expense allocations for certain corporate functions historically provided by Morgan Stanley, including human resources, information technology, accounting, legal and compliance, corporate services, treasury and other services.  These allocations were based on what the Company and Morgan Stanley considered reasonable reflections of the utilization levels of these services required in support of the Company’s business and were based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead.  As of May 22, 2009, Morgan Stanley no longer provided corporate functions for the Company and no additional expense allocations have been recorded by the Company since that date.  (See Note 8, “Related Parties,” for further information.)

Inter-company balances and transactions are eliminated in consolidation.

During the three and nine months ended August 31, 2009, certain balances for prior periods have been reclassified to conform to current period presentations. These include the reclassification of $331,000 and $926,000 from the cost of

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

services category and $937,000 and $1,348,000 from the selling, general, and administrative category to the depreciation and amortization of property, equipment and leasehold improvements category on the Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2008, respectively.

During the three months ended August 31, 2009, as a result of a one-time adjustment, the Company recorded a $3.3 million cumulative reduction to correct for revenues previously reported through May 31, 2009. The effect of recording this adjustment in the third quarter resulted in a one-time decrease to revenues and an increase in deferred revenues payable.  This adjustment was made as a result of determining that the Company was not utilizing the correct exchange rates to amortize a portion of its deferred revenue. Based upon an evaluation of all relevant factors, management believes the correcting adjustments did not have a material impact on the Company's previously reported results and, accordingly, has determined that restatement of previously issued financial statements or information is not necessary.

Concentration of Credit Risk

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash deposits and short-term investments.  At August 31, 2009 and November 30, 2008, cash and cash equivalent amounts held primarily on deposit were $111.7 million and $268.1 million, respectively.  At August 31, 2009, the Company had invested $250.1 million in U.S. Treasury Securities with maturity dates ranging from 91 to 365 days from the date of purchase.

The Company licenses its products and services primarily to investment managers principally in the United States, Europe and Asia (primarily Hong Kong and Japan). The Company evaluates the likelihood of default of outstanding customer receivables and maintains reserves for estimated losses.

For the three months ended August 31, 2009, Barclays PLC and its affiliates accounted for 11.1% of the Company’s operating revenues.  For the nine months ended August 31, 2009, no single customer accounted for 10.0% or more of the Company’s operating revenues.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial reporting.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company early adopted the provisions of this statement.  The adoption did not have a material effect on the Company’s financial reporting.

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments," (FSP FAS 115-2) which amends the recognition guidance for other-than-temporary impairments (“OTTI”) of debt securities and expands the financial statement disclosures for OTTI on debt and equity securities. This FSP is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company early adopted the provisions of this statement.  The adoption did not have a material effect on the Company’s financial reporting.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for establishing fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The Company early adopted the provisions of this statement.  The adoption did not have a material effect on the Company’s financial reporting.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.   The adoption of SFAS No. 165 as of August 31, 2009 did not have a material effect on the Company’s financial reporting.  The Company evaluated subsequent events from August 31, 2009 through the October 1, 2009 issuance date of this Form 10-Q and determined that there were no reportable subsequent events to be disclosed.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standard Codifications and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 62.” The Accounting Standards Update and SFAS No. 168 make the FASB Codification the authoritative source of GAAP. The FASB Codification is effective for interim and annual reporting periods ending after September 15, 2009. The FASB Codification is not expected to have a material impact on the Company’s financial reporting.

3. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted weighted average common shares includes outstanding stock options and unvested restricted stock awards.  There were no anti-dilutive stock options or restricted stock awards excluded from the calculation of diluted earnings per share for the three months ended August 31, 2009.  There were 678,150 stock options excluded from the calculation of diluted earnings per share for the nine months ended August 31, 2009 because of their anti-dilutive effect.  No stock options or restricted stock awards were excluded from the calculation of diluted earnings per share for the three or nine months ended August 31, 2008.

The following table sets forth the computation of earnings per share:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net income	$20,924	$18,878	$57,266	$55,443

Basic weighted average common shares outstanding	100,402	100,052	100,350	100,020

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basic weighted average common shares outstanding	100,402	100,052	100,350	100,020
Effect of dilutive securities:
Stock options and restricted stock units	2,315	1,646	1,684	1,216

Diluted weighted average common shares outstanding	102,717	101,698	102,034	101,236

Earnings per basic common share	$0.21	$0.19	$0.57	$0.55

Earnings per diluted common share	$0.20	$0.19	$0.56	$0.55

4. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
	(in thousands)
Net income	$20,924	$18,878	$57,266	$55,443
Other comprehensive income, net of tax:
Net changes in unrealized gains on cash flow hedges	193	(858)	(1,341)	1,305
Pension and other post-retirement adjustments	9	—	28	—
Foreign currency translation adjustments	(56)	(1,095)	210	(164)

Comprehensive income	$21,070	$16,925	$56,163	$56,584

5.   SHORT-TERM INVESTMENTS

Short-term investments include U.S. Treasury securities with maturity dates ranging from 91 to 365 days from the date of purchase.  Since the Company has the intent and ability to hold the investments to maturity, these investments are classified as held-to-maturity and are stated at amortized cost plus accrued interest. The changes in the value of these securities, other than impairment charges, are not reported on the condensed consolidated financial statements.

At August 31, 2009, the carrying value of the short-term investments was $250.1 million.  The Company held no short-term investments at November 30, 2008.

The carrying value and fair value of securities held-to-maturity at August 31, 2009 were as follows:

In thousands	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
August 31, 2009
Debt securities held-to-maturity

U.S. Treasury securities	$250,061	$104	$—	$250,165

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

None of the Company’s investments in held-to-maturity securities have been in an unrealized loss position as of August 31, 2009.

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

 As of August 31, 2009, no other than temporary impairment has been recorded on any of the Company’s investments.

6. RELATED PARTY TRANSACTIONS

Prior to May 22, 2009, Morgan Stanley owned a controlling interest in the Company and, as such, was treated as a related party.  On May 22, 2009, Morgan Stanley sold all of its remaining shares of the Company’s stock.  At that time, Morgan Stanley ceased to be a related party and all subsequent transactions between Morgan Stanley and MSCI are accounted for, and presented as, third party transactions.

Receivables from Related Parties and Interest Income.   At August 31, 2009, there are no related party receivables.  Receivable amounts from Morgan Stanley of $5.0 million are included in trade receivables at August 31, 2009. At November 30, 2008, related party receivables consisted of amounts due to the Company for sales of products and services to Morgan Stanley.   The receivable amounts were unsecured, bore interest at Morgan Stanley’s internal prevailing rates and were payable on demand.   The Company did not earn interest from Morgan Stanley during the nine months ended August 31, 2009.

Prior to July 1, 2008, the Company deposited substantially all of its excess funds with Morgan Stanley. The Company received interest at Morgan Stanley’s internal prevailing rates on its cash deposits.  Interest earned on both cash on deposit with Morgan Stanley and related party receivables for the nine months ended August 31, 2008 totaled approximately $5.3 million.

Revenues. Morgan Stanley or its affiliates subscribe to, in the normal course of business, certain of the Company’s products. For the three and nine months ended August 31, 2009, revenues of $2.7 million and $8.1 million, respectively, were from Morgan Stanley, $5.3 million of which was recognized prior to May 22, 2009  and was considered related party revenues. For the three and nine months ended August 31, 2008, revenues of $2.9 million and $9.1 million, respectively, were from Morgan Stanley.

Administrative Expenses. Morgan Stanley affiliates have invoiced administrative expenses to the Company relating to office space, equipment and staff services. In fiscal year 2009, the amounts invoiced as related party items by Morgan Stanley affiliates for staff services prior to May 22, 2009 were $1.7 million. The amounts invoiced as related party items by Morgan Stanley affiliates for the three and nine months ended August 31, 2008 were $3.9 million and $16.0 million, respectively.

Payables to Related Parties. At August 31, 2009, there are no payables to related parties.  Payable amounts to Morgan Stanley of $33.3 million are included in accounts payable at August 31, 2009. At November 30, 2008, payables to related

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

parties consisted of amounts due to Morgan Stanley affiliates for the Company’s expenses, income taxes and prepayments for the Company’s services. The amounts outstanding were unsecured, bore interest at Morgan Stanley’s internal prevailing rates and were payable on demand. In fiscal 2009, interest expense incurred on these payables prior to May 22, 2009 was $0.4 million. Interest expense incurred on these payables for the three and nine months ended August 31, 2008 was less than $0.1 million and $0.4 million, respectively.

7. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at August 31, 2009 and November 30, 2008 consisted of the following:

	As of
	August 31,	November 30,
	2009	2008
	(in thousands)
Computer & related equipment	$35,446	$28,112
Furniture & fixtures	2,765	2,163
Leasehold improvements	13,274	10,879
Work-in-process	13	1,362
Subtotal	51,498	42,516
Accumulated depreciation and amortization	(23,598)	(14,069)
Property, equipment and leasehold improvements, net	$27,900	$28,447

Depreciation and amortization expense of property, equipment and leasehold improvements was $2.9 million and $1.3 million for the three months ended August 31, 2009 and 2008, respectively.  Depreciation and amortization expense of property, equipment and leasehold improvements was $8.9 million and $2.3 million for the nine months ended August 31, 2009 and 2008, respectively.

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

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
As of August 31, 2009
Technology/software	$140,474	$(104,263)	$36,211
Trademarks	102,220	(25,429)	76,791
Customer relationships	25,880	(12,424)	13,456
Non-competes	—	—	—
Total intangible assets	$268,574	$(142,116)	$126,458

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
As of November 30, 2008
Technology/software	$140,800	$(90,077)	$50,723
Trademarks	102,220	(21,884)	80,336
Customer relationships	25,880	(11,032)	14,848
Non-competes	50	(50)	—
Total intangible assets	$268,950	$(123,043)	$145,907

Amortization expense related to intangible assets for the three months ended August 31, 2009 and 2008 was $6.4 million and $7.1 million, respectively.  Amortization expense related to intangible assets for the nine months ended August 31, 2009 and 2008 was $19.3 million and $21.4 million, respectively.

The estimated amortization expense for succeeding years is presented below:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2009	$6,268
2010	17,111
2011	17,111
2012	17,111
2013	6,582
Thereafter	62,275

Total	$126,458

9. COMMITMENTS AND CONTINGENCIES

Leases.  The Company leases facilities under non-cancelable operating lease agreements.  The terms of certain lease agreements provide for rental payments on a graduated basis.  The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid.  Rent expense for the three and nine months ended August 31, 2009 was $2.7 million and $7.6 million, respectively. For the three and nine months ended August 31, 2008, rent expense was $2.1 million and $8.0 million, respectively.

Long-term debt.   On November 14, 2007, the Company entered into a secured $500.0 million credit facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto pursuant to a credit agreement dated as of November 20, 2007 (the “Credit Facility”). The Credit Facility consists of a $425.0 million term loan facility and a $75.0 million revolving credit facility.  Outstanding borrowings under the Credit Facility initially accrued interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving credit facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving credit facility and 2.00% in the case of the term loan B facility. In April 2008 and again in July 2008, the Company’s fixed margin rate was reduced by 0.25%. During the three months ended February 28, 2009, the Company exercised its rights and chose to have a portion of both the term loan A facility and term loan B facility referenced to the one month LIBOR rates while the remaining portions continued to reference the three month LIBOR rates.   The weighted average rate on the term loan A facility and term loan B facility was 3.27% and 3.82%, respectively, for the nine months ended August 31, 2009. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively.

As of August 31, 2009, $386.1 million was outstanding and there was $75.0 million of unused credit under the revolving credit facility.  The Company paid fees on the revolving credit facility of approximately $0.1 million for each of the three months ended August 31, 2009 and 2008 and $0.3 million for each of the nine months ended August 31, 2009 and 2008. Interest and principal repayment requirements are paid quarterly in February, May, August and November. The

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

principal repayment requirements are paid quarterly until November 20, 2012, when the final payment of $50 million is due on the term loan A facility and November 20, 2014, when the final payment of $209.8 million is due on the term loan B facility.

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

Current maturities of long term debt at August 31, 2009 was $37.1 million, net of a $0.2 million discount. Long term debt, net of current maturities was $348.1 million, net of a $0.7 million discount at August 31, 2009. For each of the three month periods ended August 31, 2009 and 2008, less than $0.1 million of the debt discount had been amortized.  For each of the nine month periods ended August 31, 2009 and 2008, $0.1 million of the debt discount had been amortized.

At August 31, 2009, the fair market value of the Company’s debt obligations was $376.7 million. The fair market value was estimated based on actionable bid quotes available in the over the counter markets.

 Derivative Instruments.   The Company manages its interest rate risk by using derivative instruments in the form of interest rate swaps designed to reduce interest rate risk by effectively converting a portion of floating-rate debt into fixed rate debt.  This action reduces the Company’s risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed-rate debt. On February 13, 2008, the Company entered into interest rate swap agreements through the end of 2010 for an aggregate notional principal amount of $251.7 million. The effective fixed rate on the aggregate notional principal amount swapped of $232.1 million for the nine months ended August 31, 2009 was 5.27%. These interest rate swaps are designated as cash flow hedges and qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

In accordance with SFAS No. 133, the Company's derivative instruments are recorded as assets or liabilities at fair value. Changes in fair value derivatives that have been designated as cash flow hedges are included in "unrealized losses on cash flow hedges" as a component of “other comprehensive income” to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of such hedging instruments would be included in the Condensed Consolidated Statements of Income in “interest (income) expense.”  No hedge ineffectiveness on cash flow hedges was recognized during the nine months ended August 31, 2009. Gains and losses are reclassified from “accumulated other comprehensive loss” to the Condensed Consolidated Statement of Income in the period the hedged transaction affects earnings.

Amounts reported in “accumulated other comprehensive loss” related to derivatives will be reclassified to “interest expense” as interest payments are made on the Company’s variable-rate debt. Over the next twelve months, the Company estimates that $5.1 million will be reclassified as an increase to interest expense.

The gross carrying values of the interest rate contracts as of August 31, 2009 were $5.9 million and were recorded in other accrued liabilities on the Condensed Consolidated Statements of Financial Condition.

For the three and nine months ended August 31, 2009, a gain of $0.3 million and a loss of $2.3 million, respectively, was recognized on the effective portion of these interest rate contracts in accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Condition.  For the three and nine months ended August 31, 2009, the amount of loss on the effective portion of these interest rate contracts reclassified from accumulated other comprehensive income into interest expense on the Condensed Consolidated Statements of Income was $1.3 million and $2.7 million, respectively.

Credit-risk-related contingent features.   The Company has agreements with each of its derivative counterparties that contain cross-default provisions whereby if the Company defaults on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

As of August 31, 2009, the fair value of derivatives in a liability position related to these agreements was $5.9 million.  As of August 31, 2009, the Company has not posted any collateral related to these agreements.  If the Company

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $6.0 million.

10. EMPLOYEE BENEFITS

During the nine months ended August 31, 2009, the Company sponsored a 401(k) plan for eligible U.S. employees.  The Company also participates in separate defined contribution pension plans that cover substantially all of its non-U.S. employees. During the nine months ended August 31, 2008, the Company participated in plans sponsored by Morgan Stanley and the associated costs were allocated by Morgan Stanley to the Company.

For the three months ended August 31, 2009 and 2008, costs relating to 401(k), pension and post-retirement benefit expenses were $1.6 million and $1.4 million, respectively. Of these amounts, $1.0 million and $0.9 million were recorded in cost of services and $0.6 million and $0.5 million were recorded in selling, general and administrative for the three months ended August 31, 2009 and 2008, respectively.

For the nine months ended August 31, 2009, costs relating to 401(k) and pension and other post-retirement benefit expenses were $6.1 million of which $3.3 million and $2.9 million were recorded in cost of services and selling, general and administrative, respectively. For the nine months ended August 31, 2008, costs relating to 401(k) and pension and other post-retirement benefit expenses were $4.0 million of which $2.7 million and $1.3 million were recorded in cost of services and selling, general and administrative, respectively.

401(k) Plan. Eligible employees may participate in the MSCI 401(k) Plan immediately upon hire. Eligible employees receive 401(k) matching contributions and an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations.  The Company’s expenses associated with the 401(k) Plan for the three months ended August 31, 2009 and 2008 were approximately $0.5 million and $0.7 million, respectively. For the nine months ended August 31, 2009 and 2008, expenses associated with the 401(k) Plan were $2.9 million and $2.2 million, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense related to pension and other postretirement costs was $1.1 million and $3.2 million for the three and nine months ended August 31, 2009, respectively. During the three and nine months ended August 31, 2008, the Company participated in Morgan Stanley sponsored plans and was allocated costs of $0.7 million and $1.8 million, respectively.

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

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Award, all or a portion of the award may be cancelled if employment is terminated for certain reasons before the end of the relevant restriction period for non-retirement-eligible employees.

During the nine months ended August 31, 2009, the Company awarded 13,703 shares in MSCI common stock and 7,824 restricted stock units to directors who were not employees of the Company or Morgan Stanley during the period.  During the nine months ended August 31, 2008, the Company awarded 9,776 shares in MSCI common stock and 8,096 restricted stock units to directors who were not employees of the Company or Morgan Stanley during the period.

Share based compensation expense was $8.4 million and $25.1 million for the three and nine months ended August 31, 2009, of which $6.9 million and $20.4 million was related to the Founders Grant Award. Share based compensation expense for the three and nine months ended August 31, 2008 was $6.3 million and $20.1 million, of which $5.3 million and $17.0 million was related to the Founders Grant Award, respectively.

12. INCOME TAXES

The Company’s provision for income taxes was $12.8 million and $11.3 million for the three months ended August 31, 2009 and 2008, respectively, and $34.8 million and $33.8 million for the nine months ended August 31, 2009 and 2008, respectively.  These amounts reflect effective tax rates of 37.9% and 37.4% for the three months ended August 31, 2009 and 2008, respectively, and 37.8% and 37.9% for the nine months ended August 31, 2009 and 2008, respectively. The effective tax rate of 37.8% for the nine months ended August 31, 2009 reflects the Company’s estimate of the effective annual tax rate adjusted for discrete events that occurred during the year.

The Company is under examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York.  The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these open examinations and subsequent years’ examinations.  The Company believes the resolution of tax matters will not have a material effect on the Condensed Consolidated Statement of Financial Position of the Company, although a resolution could have a material impact on the Company’s Condensed Consolidated Statement of Income for a particular future period and on the Company’s effective tax rate for any period in which such resolution occurs.

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

Tax Jurisdiction	Open Tax Years
United States	1999-2008
California	2004-2008
New York State and City	2002-2008
Hong Kong	2001-2008
Japan	2004-2008

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

The following table sets forth revenue for the periods indicated by geographic area:

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Revenues	(in thousands)		(in thousands)
Americas:
United States	$53,403	$55,180	$156,464	$159,370
Other	3,501	3,258	10,377	9,605

Total Americas	56,904	58,438	166,841	168,975

EMEA:
United Kingdom	14,368	14,211	41,312	41,250
Other	18,187	20,971	60,333	63,709

Total EMEA	32,555	35,182	101,645	104,959

Asia & Australia:
Japan	10,547	9,043	30,899	27,069
Other	8,862	7,736	24,773	22,542

Total Asia & Australia	19,409	16,789	55,672	49,611

Total	$108,868	$110,399	$324,158	$323,545

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	August 31, 2009	November 30, 2008
Long-lived assets	(in thousands)

Americas:
United States	$577,686	$597,254
Other	504	320

Total Americas	578,190	597,574

EMEA:
United Kingdom	970	1,572
Other	11,506	11,722

Total EMEA	12,476	13,294

Asia & Australia:
Japan	501	483
Other	4,814	4,626

Total Asia & Australia	5,315	5,109

Total	$595,981	$615,977

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statement of financial position of MSCI Inc. and subsidiaries (the “Company”) as of August 31, 2009, and the related condensed consolidated statements of income for the three-month and nine-month periods ended August 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine-month periods ended August 31, 2009 and 2008. These interim financial statements are the responsibility of the management of MSCI Inc.

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
October 1, 2009

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

Our clients include asset owners such as pension funds, endowments, foundations, central banks and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; and financial intermediaries such as broker-dealers, exchanges, custodians and investment consultants. As of August 31, 2009, we had more than 3,100 clients across 65 countries. We had 21 offices in 15 countries to help serve our diverse client base, with approximately 51.5% of our revenue from clients in the Americas, 31.4% in Europe, the Middle East and Africa (“EMEA”), 9.5% in Japan and 7.6% in Asia-Pacific (not including Japan), based on revenues for the nine months ended August 31, 2009.

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

The discussion of our results of operations for the three months ended August 31, 2009 and 2008 is provided below.  The discussion contains statements that reflect our beliefs and expectations, which are subject to risks and uncertainties that may cause actual results to differ materially.  For a discussion of the risks and uncertainties that may affect our future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Risk Factors” in Part I, Item 1A, “Certain Factors Affecting Results of Operations” in Part II, Item 7 and other items throughout our Form 10-K for the fiscal year ended November 30, 2008.  Income from interim periods may not be indicative of future results.

Results of Operations

Three Months Ended August 31, 2009 Compared to the Three Months Ended August 31, 2008:

	Three Months Ended August 31,
	2009	2008	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$108,868	$110,399	$(1,531)	(1.4%)
Operating expenses:
Cost of services	28,247	27,800	447	1.6%
Selling, general and administrative	33,525	36,687	(3,162)	(8.6%)
Amortization of intangible assets	6,429	7,125	(696)	(9.8%)
Depreciation and amortization of property, equipment, and leasehold improvements	2,869	1,268	1,601	126.3%
Total operating expenses	71,070	72,880	(1,810)	(2.5%)
Operating income	37,798	37,519	279	0.7%
Other expense (income), net	4,087	7,372	(3,285)	(44.6%)
Provision for income taxes	12,787	11,269	1,518	13.5%
Net income	$20,924	$18,878	$2,046	10.8%

Earnings per basic common share	$0.21	$0.19	$0.02	10.5%

Earnings per diluted common share	$0.20	$0.19	$0.01	5.3%

Operating margin	34.7%	34.0%

Operating Revenues

We group our revenues into the following four product categories:

•	Equity indices

•	Equity portfolio analytics

•	Multi-asset class portfolio analytics

•	Other products

The following table summarizes the revenue by category for the three months ended August 31, 2009 compared to the three months ended August 31, 2008:

	Three Months Ended August 31,
	2009	2008	Increase/(Decrease)
	(in thousands)

Equity indices:
Equity index subscriptions	$47,393	$43,666	$3,727	8.5%
Equity index asset based fees	20,137	18,312	1,825	10.0%

Total equity indices	67,530	61,978	5,552	9.0%
Equity portfolio analytics	29,157	33,659	(4,502)	(13.4%)
Multi-asset class portfolio analytics	7,815	8,923	(1,108)	(12.4%)
Other products	4,366	5,839	(1,473)	(25.2%)

Total operating revenues	$108,868	$110,399	$(1,531)	(1.4%)

 Total operating revenues for the three months ended August 31, 2009 decreased $1.5 million, or 1.4%, to $108.9 million compared to $110.4 million for the three months ended August 31, 2008. The decrease was comprised of a $3.4 million decrease in subscription revenues offset, in part, by a $1.8 million increase in equity index asset based fees.  Subscription revenues consist of our revenues related to equity index subscriptions, equity portfolio analytics, multi-asset class portfolio analytics and other products. Our revenues are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Using exchange rates for the same period of the prior year, our revenues for the three months ended August 31, 2009 would have been higher by $0.3 million had the U.S. dollar not strengthened relative to the prior year.

In the three month period ended August 31, 2009, we recorded a $3.3 million reduction to revenue as a result of the cumulative impact of adjustments made in respect of revenues reported through the quarter ended May 31, 2009.  For the purpose of the discussion related to the results of operations for the three month period ended August 31, 2009, “revenue adjustments” refers to this $3.3 million adjustment.   The revenue adjustments were made to correct the over-amortization and under-amortization, as applicable, of deferred revenue into revenue as a result of having used current foreign exchange rates rather than historical foreign exchange rates as required by GAAP when the originating currency differed from the functional currency.  The impact of the revenue adjustments would not have had a material impact on the financial results of any stand-alone reporting period and therefore do not affect the comparability of prior reporting periods.

Revenues related to equity indices increased 9.0% to $67.5 million for the three months ended August 31, 2009 compared to the same period in 2008. Revenues from the equity index subscriptions sub-category were up 8.5% to $47.4 million during the current period with strength across all regions. This growth was led by increases in our emerging market, small cap, and developed market index modules as well as increases in our derivative product license fees and user fees, which more than offset a decline in fees for historical index data.  Also included in the increase was a $0.5 million positive impact from the revenue adjustments discussed above.

Revenues attributable to the equity index asset based fees sub-category increased $1.8 million to $20.1 million for the three months ended August 31, 2009 compared to $18.3 million in the same period in 2008. The results reflect increases in the ETF and AUM asset based fees within the equity index asset based fees sub-category.  There was also a $0.2 million increase as a result of the revenue adjustments discussed above. The average value of assets in ETFs linked to MSCI equity indices increased 1.1% to $180.3 billion for the three months ended August 31, 2009 compared to $178.3 billion for the three months ended August 31, 2008.  As of August 31, 2009, the value of assets in ETFs linked to MSCI equity indices was $199.2 billion, representing an increase of $32.9 billion, or 19.8%, from $166.3 billion as of August 31, 2008. We estimate that the $32.9 billion year-over-year increase in value of assets in ETFs linked to MSCI equity indices was attributable to $47.4 billion of net cash inflows offset, in part, by $14.5 billion of net asset depreciation.

The three MSCI indices with the largest amount of ETF assets linked to them as of August 31, 2009 were the MSCI Emerging Markets, EAFE and U.S. Broad Market Indices with $47.8 billion, $37.0 billion and $11.9 billion in assets, respectively.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

	Quarter Ended
	2008			2009
$ in Billions	May	August	November	February	May	August
AUM in ETFs linked to MSCI Indices	$199.6	$166.3	$119.0	$107.8	$175.9	$199.2
Sequential Change ($ Growth in Billions)
Market Appreciation/(Depreciation)	$9.9	$(31.2)	$(63.2)	$(13.6)	$42.2	$20.1
Cash Inflow/(Outflow)	10.5	(2.1)	15.9	2.4	25.9	3.2

Total Change	$20.4	$(33.3)	$(47.3)	$(11.2)	$68.1	$23.3

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the quarters ended:

	Quarterly Average
	2008			2009
$ in Billions	May	August	November	February	May	August
AUM in ETFs linked to MSCI Indices	$184.4	$178.3	$134.9	$126.4	$134.7	$180.3

Source: Bloomberg and MSCI

 The value of the assets in ETFs linked to our equity indices as of the last day of the month and the monthly average balance for the prior nine months can be found under the link “AUM in ETFs Linked to MSCI Indices” on our website at http://ir.msci.com at the end of the second business day following the end of the month. Information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or any other report filed with the SEC.

Revenues related to equity portfolio analytics products decreased $4.5 million, or 13.4%, to $29.2 million for the three months ended August 31, 2009 compared to $33.7 million in the same period in 2008. Within equity portfolio analytics, Aegis revenue declined $3.3 million, or 14.6%, to $19.5 million, while Models Direct, our proprietary risk data accessed directly, and Barra on Vendors, our proprietary risk data product accessed through vendors, declined $1.2 million, or 10.9%, to $9.6 million for the three months ended August 31, 2009 compared to the same period in 2008.  Included in these declines are the impact of a $1.2 million decrease for Aegis revenue and a $0.2 million decrease for Models Direct and Barra on Vendors revenues as a result of the revenue adjustments discussed above.

Revenues related to multi-asset class portfolio analytics decreased $1.1 million, or 12.4% to $7.8 million for the three months ended August 31, 2009 compared to $8.9 million the same period in 2008. This decline reflects a decrease of $0.4 million, or 5.5% to $6.2 million for BarraOne and a decrease of $0.7 million, or 32.0%, to $1.6 million for TotalRisk, which is a product being decommissioned with its existing users being given the opportunity to transition to BarraOne. The declines in BarraOne and TotalRisk reflect $1.7 million and $0.6 million decreases, respectively, as a result of the revenue adjustments discussed above.

Revenues from other products decreased $1.5 million, or 25.2%, to $4.4 million for the three months ended August 31, 2009 compared to the same period in 2008. This reflects declines of $0.7 million, or 94.6% in our asset based fees from investment products linked to MSCI investable hedge fund indices, $0.4 million, or 10.5%, in our energy and commodity analytics products and $0.4 million, or 24.3%, in our fixed income analytics products.  The decline in MSCI investable hedge fund indices revenues reflects the termination of one of our licenses to an asset manager to create a fund based on an MSCI investable hedge fund index.  Revenues for our fixed income analytics products take into account a $0.3 million decline as a result of the revenue adjustments discussed above.

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

Because the Run Rate represents potential future fees, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and one-time sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset-based fees, which may result from market movements or from investment inflows into and outflows from investment products linked to our indices;

•	price changes;

•	timing differences under GAAP between when we receive fees and the realization of the related revenues; and

•	fluctuations in foreign exchange rates.

The following tables set forth our Run Rates as of the dates indicated and the percentage growth over the periods indicated:

	As of
	August 31,	August 31,	May 31,	Year Over Year	Sequential
	2009	2008	2009	Comparison	Comparison
	(in thousands)
Run Rates
Equity indices
Subscription	$182,166	$167,126	$178,634	9.0%	2.0%
Asset based fees	81,349	69,741	68,892	16.6%	18.1%

Equity Indices total	263,515	236,867	247,526	11.3%	6.5%
Equity portfolio analytics	120,973	135,280	126,344	(10.6%)	(4.3%)
Multi-asset class analytics	38,734	32,681	37,194	18.5%	4.1%
Other products (1)	20,315	22,253	21,612	(8.7%)	(6.0%)

Total Run Rate	$443,537	$427,081	$432,676	3.9%	2.5%

Subscription total	$362,188	$354,559	$362,784	2.2%	(0.2%)
Asset based fees total	81,349	72,522	69,892	12.2%	16.4%

Total Run Rate	$443,537	$427,081	$432,676	3.9%	2.5%

(1)Includes run rate related to subscriptions to other products, including energy and commodity valuation tools and fixed income analytics, and investable hedge fund index asset based fees.

Changes in Run Rate between periods reflect increases from new subscriptions, decreases from cancellations, increases or decreases, as the case may be, from the change in the value of assets of investment products linked to MSCI indices, the change in trading volumes of futures and options contracts linked to MSCI indices, price changes and fluctuations in foreign exchange rates.

At both August 31, 2009 and 2008, we had a total of 3,097 clients, excluding clients that pay only asset based fees, as compared to 3,080 at May 31, 2009. The sequential increase in the client count reflects an increase across all client types.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the three months ended:

	August 31,
	2009	2008

Equity Index	91.4%	95.6%
Equity Portfolio Analytics	67.6%	87.7%
Multi-Asset Class Analytics	73.9%	91.1%
Other	84.2%	89.1%
Total	80.6%	91.6%

The following table sets forth our Core Retention Rates by product category for the three months ended:

	August 31,
	2009	2008

Equity Index	92.1%	96.0%
Equity Portfolio Analytics	68.8%	92.0%
Multi-Asset Class Analytics	77.5%	93.7%
Other	86.1%	93.1%
Total	81.9%	94.1%

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

Retention Rates for the three months ended August 31, 2009 declined, reflecting clients’ budget constraints, the closure or merger of a number of our clients and the shutdown of quantitative funds and teams. In fiscal 2008, 48% of our cancellations occurred in the fourth fiscal quarter. In years prior to fiscal 2008, approximately 40%, on average, of our subscription cancellations occurred in the fourth fiscal quarter.

Operating Expenses

Operating expenses decreased 2.5% to $71.1 million for the three months ended August 31, 2009 compared to $72.9 million in the same period in 2008.   The decrease reflects the elimination of costs allocated from Morgan Stanley, lower third party consulting costs, as well as reduced amortization of our intangible assets, partially offset by increases in depreciation, compensation and benefits costs, and information technology expenses.  Our operating expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar.  Using exchange rates for the same period of the prior year, our operating expense for the three months ended August 31, 2009 would have been higher by $3.0 million had the U.S. dollar not strengthened relative to the prior year.

Compensation and benefits costs represent the majority of our expenses across all of our operating functions and typically have represented approximately 60% of our total operating expenses.  These costs generally contribute to the majority of our expense increases from period to period, reflecting existing staff compensation and benefit increases and increased staffing levels. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. The number of full-time employees increased by 126 to 850 on August 31, 2009 from 724 on August 31, 2008 and by 45 from 805 on May 31, 2009.  During the three months ended August 31, 2009, we continued to increase our staff in emerging market centers.  As of August 31, 2009, approximately 39.4% of our employees were located in emerging market centers compared to 25.6% as of August 31, 2008.

During the three months ended August 31, 2009, compensation and benefits costs were $43.8 million, an increase of $1.4 million compared to $42.5 million in the same period of 2008.  The increase includes $1.7 million of adjustments due to lower forfeiture estimates of stock based awards, $0.9 million in costs associated with employee separation agreements, and $0.8 million of stock based compensation costs relating to the restricted stock units granted as a component of the 2008 annual bonus (no similar award was granted during the prior year).  These increases were partially offset by $1.7 million in decreased costs associated with the movement of headcount to emerging market centers and an adjustment to the bonus accrual as a result of the change in the compensation mix for our senior executives.  Stock based compensation expense relating to the founders grant of $6.9 million and $5.3 million is included in our expenses for the three months ended August 31, 2009 and 2008, respectively.  The increase in the expense related to the founders grant is primarily attributable to accelerated vesting of awards for certain terminated employees and adjustments to the estimated rates of forfeiture.

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

In both the cost of services and SG&A expense categories, compensation and benefits represent the majority of our expenses. Other costs associated with the number of employees such as occupancy costs and professional services are included in both the cost of services and SG&A expense categories and are consistent with the allocation of employees to those respective areas.

The following table shows operating expenses by each of the categories:

	Three Months Ended August 31,
	2009	2008	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation	$21,042	$19,797	$1,245	6.3%
Non-compensation expenses	7,205	8,003	(798)	(10.0%)
Total cost of services	28,247	27,800	447	1.6%

Selling, general and administrative:
Compensation	22,801	22,670	131	0.6%
Non-compensation expenses	10,724	14,017	(3,293)	(23.5%)
Total selling, general and administrative	33,525	36,687	(3,162)	(8.6%)

Amortization of intangible assets	6,429	7,125	(696)	(9.8%)
Depreciation of property, equipment, and leasehold improvements	2,869	1,268	1,601	126.3%
Total operating expenses	$71,070	$72,880	$(1,810)	(2.5%)

Cost of Services

Cost of services includes costs related to our research, data management and production, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy costs, market data fees, information technology services and, in the prior year, costs allocated by Morgan Stanley for staffing services. Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels.

For the three months ended August 31, 2009, total cost of services expenses increased 1.6% to $28.2 million compared to $27.8 million for the three months ended August 31, 2008.  The change was largely due to increases in compensation and benefits and information technology costs, offset in part by a decrease in costs allocated by Morgan Stanley.

Compensation expenses increased for the three months ended August 31, 2009 by $1.2 million, or 6.3%, to $21.0 million primarily as a result of higher expenses related to stock based compensation, as previously discussed, and increased staffing levels as compared to the same period of 2008.

Non-compensation expenses decreased by $0.8 million, or 10.0%, to $7.2 million for the three months ended August 31, 2009. The change is largely due to the elimination of costs allocated from Morgan Stanley and reduced third party consulting costs, offset in part by increased information technology costs as a result of no longer having these services provided by Morgan Stanley.

Our cost of services expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Using exchange rates for the same period of the prior year, our cost of services for the three months ended August 31, 2009 would have been higher by $1.2 million had the U.S. dollar not strengthened relative to the prior year.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure, corporate administration personnel and, for the period prior to May 22, 2009, costs allocated from Morgan Stanley. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, consulting services and information technology costs.

For the three months ended August 31, 2009, total SG&A expenses were $33.5 million, a decrease of $3.2 million, or 8.6%, compared to $36.7 million for the three months ended August 31, 2008.

Compensation expenses increased $0.1 million to $22.8 million for the three months ended August 31, 2009 compared to $22.7 million in the same period in 2008.  Increases in stock based compensation and severance costs were offset by decreases in cash based compensation as we continued to increase our staff in emerging market centers.

Non-compensation expenses decreased by $3.3 million, or 23.5%, to $10.7 million for the three months ended August 31, 2009 compared to $14.0 million for the same period in 2008.  The decline is largely due to the elimination of costs allocated from Morgan Stanley, the reduction of third party consulting costs, and reduced travel and entertainment expenses, offset in part by an increase in information technology costs as a result of no longer having these services provided by Morgan Stanley.

Our SG&A expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Using exchange rates for the same period of the prior year, our SG&A expenses for the three months ended August 31, 2009 would have been higher by $1.7 million had the U.S. dollar not strengthened relative to the prior year.

 Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004. For the three months ended August 31, 2009, amortization of intangibles expense totaled $6.4 million compared to $7.1 million for the same period in 2008. A portion of the intangible assets became fully amortized during fiscal 2008, resulting in the decrease of $0.7 million, or 9.8%, versus the prior year.  (See Note 8 to the Notes to Condensed Consolidated Financial Statements, “Intangible Assets” for further information.)

Depreciation and amortization of property, equipment, and leasehold improvements

For the three months ended August 31, 2009 and 2008, depreciation and amortization of property, equipment, and leasehold improvements totaled $2.9 million and $1.3 million, respectively.  The increase of $1.6 million principally relates to greater depreciation and amortization of the property, equipment and leasehold improvements purchased to operate independently from Morgan Stanley.

Other Expense (Income), Net

Other expense (income), net was an expense of $4.1 million and $7.4 million for the three months ended August 31, 2009 and 2008, respectively.  The decrease of $3.3 million was primarily due to a $0.2 million gain related to changes in foreign exchange rates in the current year compared to a $3.0 million loss in the prior year as well as a decrease in interest expense due to lower average outstanding debt and the impact of the decrease of interest rates on the unhedged portion of our debt.  The decreases were partially offset by a reduction of interest income resulting from lower interest returns on invested balances.

Income Taxes

The provision for income tax expense was $12.8 million and $11.3 million for the three months ended August 31, 2009 and 2008, respectively.  The effective tax rate was 37.9% and 37.4% for the three months ended August 31, 2009 and 2008, respectively.  The $1.5 million increase in the income tax expense was primarily the result of higher pre-tax earnings during the current year.

Results of Operations

Nine Months Ended August 31, 2009 Compared to the Nine Months Ended August 31, 2008:

	Nine Months Ended August 31,
	2009	2008	Increase/(Decrease)
	(in thousands, except per share data)
Operating Revenues	$324,158	$323,545	$613	0.2%
Operating expenses:
Cost of services	86,451	88,296	(1,845)	(2.1%)
Selling, general and administrative	102,293	106,012	(3,719)	(3.5%)
Amortization of intangible assets	19,286	21,375	(2,089)	(9.8%)
Depreciation and amortization of property, equipment, and leasehold improvements	8,892	2,274	6,618	291.0%
Total operating expenses	216,922	217,957	(1,035)	(0.5%)
Operating income	107,236	105,588	1,648	1.6%
Other expense (income), net	15,168	16,321	(1,153)	(7.1%)
Provision for income taxes	34,802	33,824	978	2.9%
Net income	$57,266	$55,443	$1,823	3.3%

Earnings per basic common share	$0.57	$0.55	$0.02	3.6%

Earnings per diluted common share	$0.56	$0.55	$0.01	1.8%

Operating margin	33.1%	32.6%

Operating Revenues

The following table summarizes the revenue by category for the nine months ended August 31, 2009 compared to the nine months ended August 31, 2008:

	Nine Months Ended August 31,
	2009	2008	Increase/(Decrease)
	(in thousands)
Equity indices:
Equity index subscriptions	$139,942	$124,279	$15,663	12.6%
Equity index asset based fees	48,539	56,207	(7,668)	(13.6%)
Total equity indices	188,481	180,486	7,995	4.4%
Equity portfolio analytics	92,879	99,903	(7,024)	(7.0%)
Multi-asset class portfolio analytics	27,010	25,413	1,597	6.3%
Other products	15,788	17,743	(1,955)	(11.0%)

Total operating revenues	$324,158	$323,545	$613	0.2%

 Total operating revenues for the nine months ended August 31, 2009 were $324.2 million, an increase of 0.2% compared to $323.5 million for the nine months ended August 31, 2008.  The increase was comprised of an $8.3 million increase in subscription revenues, offset, in part, by a $7.7 million decrease in equity index asset based fees.  Subscription revenues consist of our revenues related to equity index subscriptions, equity portfolio analytics, multi-asset class portfolio analytics and other products.  Our revenues are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Using exchange rates for the same period of the prior year, our revenues, excluding asset based fees, for the nine months ended August 31, 2009 would have been higher by $2.6 million had the US dollar not strengthened relative to the prior year.

In the nine month period ended August 31, 2009, we recorded a $2.2 million reduction to revenue as a result of the cumulative impact of adjustments made in respect of revenues reported through the year ended November 31, 2008.  For the purpose of the discussion related to the results of operations for the nine month period ended August 31, 2009, “revenue adjustments” refers to this $2.2 million adjustment.  The Revenue Adjustments were made to correct the over-amortization and under-amortization, as applicable, of deferred revenue into revenue as a result of having used current foreign exchange rates rather than historical foreign exchange rates as required by GAAP when the originating currency differed from the functional currency.  The impact of the Revenue Adjustments would not have had a material impact to the financial results of any stand-alone reporting period and therefore do not affect the comparability of prior reporting periods.

Revenues related to equity indices increased $8.0 million, or 4.4%, to $188.5 million for the nine months ended August 31, 2009 compared to $180.5 million in same period of 2008.  Revenues from the equity index subscriptions sub-category were up 12.6% to $139.9 million during the current period with strength across all regions, most notably the Americas. This growth was led by strong increases in our emerging market, small cap, and developed market index modules as well as user fees, derivative product license fees, and our value/growth index extension modules.  Included in the increase was a $0.3 million positive impact from the revenue adjustments discussed above.

Revenues attributable to the equity index asset based fees sub-category decreased $7.7 million, or 13.6%, to $48.5 million in the nine months ended August 31, 2009 compared to $56.2 million in the same period of 2008.  Impacting the revenues was a $0.1 million increase resulting from the revenue adjustments discussed above. The average value of assets in ETFs linked to MSCI equity indices decreased 19.2% to $147.0 billion for the nine months ended August 31, 2009 compared to $182.0 billion for the nine months ended August 31, 2008. As of August 31, 2009, the value of assets in ETFs linked to MSCI equity indices was $199.2 billion, representing an increase of $32.9 billion, or 19.8%, from $166.3 billion as of August 31, 2008.  We estimate that the $32.9 billion year-over-year increase in value of assets in ETFs linked to MSCI equity indices was attributable to $47.4 billion of net cash inflows offset, in part, by $14.5 billion of net asset depreciation.

During the nine month period ended August 31, 2009, revenues related to equity portfolio analytics were $92.9 million, a decrease of $7.0 million, or 7.0%, compared to $99.9 million in the same period of 2008.  Within equity portfolio analytics, Aegis revenue declined $7.0 million, or 10.1%, to $62.1 million, while Models Direct, our proprietary risk data accessed directly, and Barra on Vendors, our proprietary risk data product accessed through vendors, declined by $0.1 million.  Included in these declines are the impact of a $0.8 million decrease for Aegis and $0.1 million decrease for Models Direct and Barra on Vendors as a result of the revenue adjustments discussed above.

Revenues related to multi-asset class portfolio analytics for the nine months ended August 31, 2009 were $27.0 million, an increase of $1.6 million, or 6.3%, compared to $25.4 million for the nine months ended August 31, 2008. This reflects an increase of $2.9 million, or 16.4%, to $20.8 million for BarraOne, offset in part by a decrease of $1.3 million, or 17.9%, to $6.2 million for TotalRisk, which is in the process of being decommissioned with its existing users being offered the opportunity to transition to BarraOne.  The changes in BarraOne and TotalRisk included reductions of $1.1 million and $0.4 million, respectively, resulting from the revenue adjustments discussed above.

 Revenues from other products decreased $2.0 million, or 11.0%, to $15.8 million in the nine months ended August 31, 2009 compared to the same period in 2008.  The decline reflects a decrease of  $1.8 million, or 72.7%,  in asset based fees from investment products linked to MSCI investable hedge fund indices and a decrease of $0.6 million, or 11.1%, for fixed income analytics, partially offset by an increase of $0.4 million, or 4.3%, for our energy and commodity analytics products.  The decline in MSCI investable hedge fund indices revenues reflects the termination of one of our licenses to an asset manager to create a fund based on an MSCI investable hedge fund index.  Revenues for our fixed income analytics products reflect a $0.2 million decline as a result of the revenue adjustments discussed above.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the nine months ended:

	August 31, 2009	August 31, 2008

Equity Index	93.0%	96.0%
Equity Portfolio Analytics	78.6%	90.6%
Multi-Asset Class Analytics	83.0%	88.9%
Other	85.3%	92.3%
Total	86.4%	92.9%

The following table sets forth our Core Retention Rates by product category for the nine months ended:

	August 31, 2009	August 31, 2008

Equity Index	93.5%	96.2%
Equity Portfolio Analytics	79.9%	93.5%
Multi-Asset Class Analytics	87.7%	89.7%
Other	86.6%	93.6%
Total	87.6%	94.4%

The Aggregate Retention Rates for any nine month period are calculated by annualizing the cancellations for which we have received a notice of termination or non-renewal during the period and we have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Retention Rate for the nine month period.   For the calculation of the Core Retention Rate the same methodology is used except the amount of cancellations during the nine month period is reduced by the amount of product swaps.

Retention Rates for the nine months ended August 31, 2009 declined, reflecting clients’ budget constraints, the closure or merger of a number of our clients and the shutdown of quantitative funds and teams. In fiscal 2008, 48% of our cancellations occurred in the fourth fiscal quarter. In years prior to fiscal 2008, approximately 40%, on average, of our subscription cancellations occurred in the fourth fiscal quarter.

Operating Expenses

Operating expenses for the nine months ended August 31, 2009 decreased $1.0 million to $217.0 million compared to $218.0 million in the same period of 2008.  The decrease reflects lower costs allocated by Morgan Stanley, reduced intangible amortization, a decrease in third party consulting costs, and lower travel and entertainment expenses.  These decreases were partially offset by increases in compensation and benefits expenses, information technology costs, depreciation expense and bad debt expense.  Our operating expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar.  Using exchange rates for the same period of the prior year, our operating expense for the nine months ended August 31, 2009 would have been higher by $10.4 million had the U.S. dollar not strengthened relative to the prior year.

During the nine month period ended August 31, 2009, compensation and benefits expenses increased $7.4 million to $135.0 million compared to $127.5 million in the same period of 2008.  The increase primarily reflects $5.2 million in higher costs for stock based compensation expense and an additional $2.3 million in retirement benefit costs.

During the nine month period ended August 31, 2009, we incurred stock based compensation costs of $2.2 million relating to the restricted stock units granted as a component of the 2008 annual bonus.  Similar stock based compensation was not granted during the nine months ended August 31, 2008.  Stock based compensation expense relating to the founders grant of $20.4 million and $17.0 million is included in our expenses for the nine months ended August 31, 2009 and August 31, 2008, respectively.  The increase in the stock based compensation costs relating to the founders grant is primarily attributable to the accelerated vesting of awards for certain terminated employees and adjustments to the estimated rates of forfeiture.

In both the cost of services and SG&A expense categories, compensation and benefits represent the majority of our expenses. Other costs associated with the number of employees such as occupancy costs and professional services are included in both the cost of services and SG&A expense categories consistent with the allocation of employees to those respective areas.

The following table shows operating expenses by each of the categories:

	Nine Months Ended August 31,
	2009	2008	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation	$64,769	$59,496	$5,273	8.9%
Non-compensation expenses	21,682	28,800	(7,118)	(24.7%)

Total cost of services	86,451	88,296	(1,845)	(2.1%)

Selling, general and administrative:
Compensation	70,174	68,038	2,136	3.1%
Non-compensation expenses	32,119	37,974	(5,855)	(15.4%)

Total selling, general and administrative	102,293	106,012	(3,719)	(3.5%)

Amortization of intangible assets	19,286	21,375	(2,089)	(9.8%)
Depreciation and amortization of property, equipment, and leasehold improvements	8,892	2,274	6,618	291.0%

Total operating expenses	$216,922	$217,957	$(1,035)	(0.5%)

Cost of Services

Cost of services decreased $1.8 million, or 2.1%, to $86.5 million for the nine months ended August 31, 2009 compared to $88.3 million for the same period of 2008.  The change was largely due to a decrease in costs allocated by Morgan Stanley offset, in part, by an increase in compensation and benefit expenses as previously discussed above under “—Operating Expenses.”

Our cost of services expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Using exchange rates for the same period of the prior year, our cost of services for the nine months ended August 31, 2009 would have been higher by $4.5 million had the U.S. dollar not strengthened relative to the prior year.

Selling, General and Administrative

        SG&A expenses decreased $3.7 million to $102.3 million for the nine months ended August 31, 2009 compared to $106.0 million for the same period in 2008.  The decline resulted from a decrease in costs allocated by Morgan Stanley and reduced third party consulting costs, partially offset by an increase in compensation and benefits expenses and information technology costs.

Our SG&A expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Using exchange rates for the same period of the prior year, our SG&A expenses for the nine months ended August 31, 2009 would have been higher by $5.4 million had the U.S. dollar not strengthened relative to the prior year.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004. For the nine months ended August 31, 2009, amortization of intangibles expense totaled $19.3 million compared to $21.4 million for the same period in 2008. A portion of the intangible assets became fully amortized during fiscal 2008, resulting in the decrease of $2.1 million, or 9.8%, compared the prior year.  (See Note 8 to the Notes to Condensed Consolidated Financial Statements, “Intangible Assets” for further information.)

Depreciation and amortization of property, equipment, and leasehold improvements

For the nine months ended August 31, 2009 and 2008, depreciation and amortization of property, equipment, and leasehold improvements totaled $8.9 million and $2.3 million, respectively.  The increase of $6.6 million principally relates to greater depreciation and amortization of the property, equipment and leasehold improvements purchased to operate independently from Morgan Stanley.

Interest Expense (Income) and Other, Net

Interest expense (income) and other, net was an expense of $15.2 million for the nine months ended August 31, 2009 compared to $16.3 million for the same period in 2008. The decrease of $1.1 million was primarily due to a $0.4 million loss related to changes in foreign exchange rates in the current year compared to a loss of $3.0 million in the prior year as well as a decrease in interest expense due to lower average outstanding debt and the impact of the decrease of interest rates on the unhedged portion of our debt.  The decreases were partially offset by a reduction of interest income resulting from lower interest returns on invested balances.

Income Taxes

The provision for income taxes increased $1.0 million, or 2.9%, to $34.8 million for the nine months ended August 31, 2009 compared to $33.8 million in the same period in 2008.  The effective tax rate for the nine months ended August 31, 2009 was 37.8% compared to 37.9% in the same period of 2008.  The $1.0 million increase in the income tax expense was primarily the result of higher pre-tax earnings during the current year.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or with our results of operations in the future for the reasons discussed below.

Our Relationship with Morgan Stanley

Prior to May 22, 2009, Morgan Stanley was our controlling shareholder.  On May 22, 2009, Morgan Stanley completed the sale, pursuant to a secondary offering, of its remaining economic and voting interests in us.  Prior to July 1, 2008, our consolidated financial statements were derived from the financial statements and accounting records of Morgan Stanley using the historical results of operations and historical bases of assets and liabilities of our business. From July 1, 2008 to May 22, 2009, certain tax, allocation and compensation and benefits related information had been derived from the financial statements and accounting records of Morgan Stanley.

Prior to May 22, 2009, the historical costs and expenses reflected in our condensed consolidated financial statements included an allocation for certain corporate functions historically provided by Morgan Stanley, including human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services, treasury and other services. The allocations were based on what we and Morgan Stanley considered reasonable reflections of the utilization levels of the services required in support of our business and were based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead.  The historical information does not necessarily indicate what our results of operations, financial condition or cash flows will be in the future.

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

In 2009, the Company began investing in U.S. Treasury securities and accounts for these investments in accordance with SFAS 115, “Investments and Debt Securities.”  Other than this item, there were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal year 2008.

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

On November 14, 2007, we entered into a secured $500.0 million credit facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto pursuant to a credit agreement dated as of November 20, 2007 (the “Credit Facility”). The Credit Facility consisted of a $425.0 million term loan facility and a $75.0 million revolving credit facility.  The revolving credit facility is available for working capital requirements and other general corporate purposes (including the financing of permitted acquisitions), subject to certain conditions. Outstanding borrowings under the Credit Facility initially accrued interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving credit facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving credit facility and 2.00% in the case of the term loan B facility. In April 2008 and again in July 2008, the Company’s fixed margin rate was reduced by 0.25%. During the three months ended August 31, 2009, the Company exercised its rights and chose to have a portion of both the term loan A facility and term loan B facility referenced to the one month LIBOR rates while the remaining portions continued to reference the three month LIBOR rates.   The weighted average rate on the term loan A facility and term loan B facility was 3.27% and 3.82%, respectively, for the nine months ended August 31, 2009. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively.  The revolving credit facility matures on November 20, 2012.

On February 13, 2008, we entered into interest rate swap agreements effective through the end of November 2010 for an aggregate notional principal amount of $251.7 million. By entering into these agreements, we reduced interest rate risk by effectively converting floating-rate debt into fixed-rate debt.  The effective fixed rate on the notional principal amount swapped was 5.27% for the nine months ended August 31, 2009.

The effective combined rate on our hedged and unhedged debt was 4.60% for the nine months ended August 31, 2009.

At August 31, 2009, $386.1 million was outstanding and there was $75.0 million of unused credit under the revolving credit facility. Interest is paid quarterly in February, May, August and November. The final installment of $50.0 million from term loan A is due November 30, 2012. The final installment of $209.8 million on term loan B is due November 30, 2014. We pay an annual 0.5% fee on the unused portion of the $75.0 million revolving credit facility.

The revolving credit facility matures on November 20, 2012. Banc of America Securities LLC and an affiliate of Morgan Stanley acted as joint lead arrangers for the Credit Facility.

The Credit Facility is guaranteed on a senior secured basis by each of our direct and indirect wholly-owned domestic subsidiaries and secured by a valid and perfected first priority lien and security interest in substantially all of the shares of capital stock of our present and future domestic subsidiaries and up to 65% of the shares of capital stock of our foreign subsidiaries, substantially all of our and our domestic subsidiaries’ present and future property and assets and the proceeds thereof. In addition, the Credit Facility contains restrictive covenants that limit our ability and our existing or future subsidiaries’ abilities, among other things, to:

•	incur liens;
•	incur additional indebtedness;
•	make or hold investments;
•	merge, dissolve, liquidate, consolidate with or into another person;
•	sell, transfer or dispose of assets;
•	pay dividends or other distributions in respect of our capital stock;
•	change the nature of our business;
•	enter into any transactions with affiliates other than on an arm’s length basis; and
•	prepay, redeem or repurchase debt.

The Credit Facility also requires us and our subsidiaries to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) the maximum total leverage ratio (as defined in the Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed (a) 3.75:1.0 through November 30, 2009, (b) 3.50:1.0 from December 1, 2009 through November 30, 2010 and (c) 3.25:1.0 thereafter; and (2) the minimum interest coverage ratio (as defined in the Credit Facility) measured quarterly on a rolling four-quarter basis shall be (a) 3.00:1.0 through November 30, 2009, (b) 3.50:1.0 from December 1, 2009 through November 30, 2010 and (c) 4.00:1.0 thereafter. As of August 31, 2009, our Consolidated Leverage Ratio as defined in the Credit Facility was 1.82:1.0 and our Consolidated Interest Coverage Ratio as defined in the Credit Facility was 10.91:1.0.

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

Cash flows

Cash and cash equivalents:

	As of
	August 31,	November 30,
	2009	2008
	(in thousands)
Cash and cash equivalents	$111,701	$268,077

Cash provided by and used in operating, investing and financing activities:

	For the Nine Months Ended August 31,
	2009	2008
	(in thousands)
Cash provided by operating activities	$120,844	$111,564
Cash (used in) provided by investing activities	$(260,908)	$118,528
Cash used in financing activities	$(17,371)	$(17,294)

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash flows from operating activities for the nine months ended August 31, 2009 was $120.8 million compared to $111.6 million for the prior year. Our operating cash flows increased by $9.3 million primarily as a result of higher net income adjusted for the impact of higher non-cash items and improvements in receivable collections, partially offset by the impact of the timing of payments made to third party vendors compared to the prior year in which a significant portion of payments were made to Morgan Stanley.  For the nine months ended August 31, 2009, we paid our own operating expenses, including estimated tax payments, vendor invoices and compensation and related benefits, when due. In the same period of 2008, we experienced timing differences in the reimbursement to Morgan Stanley of those costs allocated or recharged to us during the period.

Our primary uses of cash from operating activities are for payment of cash compensation expenses, office rent, technology costs, market data costs, income taxes and, prior to May 22, 2009, services provided by Morgan Stanley. The payment of cash compensation expense is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year. In the future, we believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances, will be sufficient to meet our cash requirements for capital expenditures and other cash needs for ongoing business operations for the foreseeable future.

Cash flows from investing activities

Cash flows from investing activities include cash used to purchase investments in U.S. Treasury securities of $409.2 million and for $11.2 million for capital expenditures offset, in part, by $159.5 million received for the maturation of U.S. Treasury security investments during the period.  We anticipate funding any future capital expenditures from our operating cash flows.

Cash flows from financing activities

Cash flows from financing activities were an outflow of $17.4 million, primarily reflecting scheduled payments on the outstanding long-term debt and the repurchase of treasury shares.

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

Revenues from index-linked investment products represented approximately $49.2 million, or 15.2%, and $58.7 million, or 18.2%, of our operating revenues for the nine months ended August 31, 2009 and August 31, 2008, respectively.  While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, substantially all of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in euros, pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. Approximately $40.7 million, or 12.6%, and $46.2 million, or 14.3%, of our revenues for the nine months ended August 31, 2009 and August 31, 2008, respectively, were denominated in foreign currencies, the majority of which were in euros, pounds sterling and Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $72.7 million, or 33.5%, and $52.6 million, or 24.1%, of our expenses for the nine months ended August 31, 2009 and August 31, 2008, respectively, were denominated in foreign currencies, the significant majority of which were denominated in Swiss francs, pounds sterling, Hong Kong dollars, euros and Japanese yen. Expenses paid in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. As a result of these positions, we recognized foreign currency exchange losses of $0.4 million and $3.0 million for the nine months ended August 31, 2009 and August 31, 2008, respectively. These amounts were recorded in other expense (income) in our Condensed Consolidated Statements of Income. Although we do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency, we minimize exposure by reducing the value of the assets and liabilities in currencies other than the functional currency of the legal entity in which they are located.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents and short-term investments of $111.7 million and $250.1 million, respectively, at August 31, 2009. At November 30, 2008, we had unrestricted cash and cash equivalents totaling $268.1 million.  We did not have short-term investments at November 30, 2008. The cash and cash equivalents were held primarily in checking money market accounts in the countries where we maintain banking relationships. The short-term investments were made in U.S. Treasury securities with maturity dates ranging from 91 to 365 days from the date of purchase.  The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

On February 13, 2008, we entered into interest rate swap agreements effective through the end of November 2010 for an aggregate notional principal amount of $251.7 million. By entering into these agreements, we reduced interest rate risk by effectively converting floating-rate debt into fixed-rate debt. This action reduces our risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed rate debt. The effective fixed rate on the notional principal amount swapped was approximately 5.27% for the nine months ended August 31, 2009. On August 31, 2009, the effective fixed rate on the notional principal amount swapped was 5.36%. These swaps are designated as cash flow hedges and qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Changes in LIBOR will affect the interest rate on the portion of our credit facilities which have not been hedged by the interest rate swaps and, therefore, our costs under the Credit Facility. Assuming an average of $153.9 million of variable rate debt outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $1.5 million of additional interest expense.

For the three and nine months ended August 31, 2009, we recorded a pre-tax gain in other comprehensive income of $0.3 million ($0.2 million net of tax) and a pre-tax loss of $2.3 million ($1.3 million net of tax), respectively, as a result of the fair value measurement of these swaps. The fair value of these swaps is included in other accrued liabilities on our Condensed Consolidated Statement of Financial Condition.

Item 4.    Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of August 31, 2009 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the three months ended August 31, 2009 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the quarter ended August 31, 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (June 1, 2009-June 30, 2009) Employee Transactions (1)	649	$23.15	N/A	N/A

Month #2 (July 1, 2009-July 31, 2009) Employee Transactions (1)	2,580	$24.59	N/A	N/A

Month #3 (August 1, 2009-August 31, 2009) Employee Transactions (1)	1,232	$24.44	N/A	N/A

Total Employee Transactions (1)	4,461	$24.34	N/A	N/A

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

Dated: October 1, 2009

MSCI INC. (Registrant)

By:	/s/ Michael K. Neborak
Michael K. Neborak
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED AUGUST 31, 2009

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

*	15	Letter of awareness from Deloitte & Touche LLP, dated October 1, 2009, concerning unaudited interim financial information

**	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

**	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*     Filed herewith
**   Furnished herewith

E-1