Form 10-K
period 2009-11-30
MSCI Inc.
filed 2010-01-29
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  ☐    NO  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these securities as reported by The New York Stock Exchange on May 29, 2009) was approximately $2,091,089,616. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of January 25, 2010, there were 104,988,489 shares of the Registrant’s Class A common stock, $0.01 par value, outstanding and no shares of Registrant’s Class B common stock, $0.01 par value, outstanding.

Documents incorporated by reference: Portions of the Registrant’s proxy statement for its annual meeting of stockholders, to be held on April 8, 2010, are incorporated herein by reference into Part III of this Form 10-K.

MSCI INC.

FORM 10-K

FOR THE YEAR ENDED NOVEMBER 30, 2009

Except as the context otherwise indicates, the terms “MSCI,” “we,” our,” and “us” refer to MSCI Inc. together with its subsidiaries. When we refer to “fiscal year 2009” or “the fiscal year ended November 30, 2009,” we mean December 1, 2008 through November 30, 2009.

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

Overview

We are a leading global provider of investment decision support tools, including indices and portfolio risk and performance analytics for use by institutions in managing equity, fixed income and multi-asset class portfolios. Our flagship products are our global equity indices marketed under the MSCI brand and our equity portfolio analytics marketed under the Barra brand. Our products are used in many areas of the investment process, including portfolio construction and optimization, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, investment manager selection and investment research.

Our clients include asset owners such as pension funds, endowments, foundations, central banks and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; and financial intermediaries such as broker-dealers, exchanges, custodians and investment consultants. As of November 30, 2009, we had over 3,100 clients across 67 countries. We had 21 offices in 15 countries to help serve our diverse client base, with approximately 51.4% of our revenue from clients in the Americas, 31.6% in Europe, the Middle East and Africa (“EMEA”), 9.4% in Japan and 7.6% in Asia-Pacific (not including Japan), based on the fiscal year ended November 30, 2009 revenues.

Our principal sales model is to license annual, recurring subscriptions to our products for use at specified locations by a given number of users for an annual fee paid up front. The substantial majority of our revenues come from these annual, recurring subscriptions. Over time, as their needs evolve, our clients often add product modules, users and locations to their subscriptions, which results in an increase in our revenues per client. Additionally, a significant source of our revenues comes from clients who use our indices as the basis for index-linked investment products such as ETFs. We also derive revenues from certain institutional clients that use our indices as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We also generate a limited amount of our revenues from certain exchanges that use our indices as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades.

History and Development of Our Company

MSCI Inc. was incorporated in Delaware in 1998 and until we became a public company in November 2007 our only two shareholders were Morgan Stanley and Capital Group International, Inc. (“Capital Group International”). In June 2004, we acquired Barra, Inc. (“Barra”).

We were a pioneer in developing the market for international equity index products and equity portfolio risk analytics tools. MSCI introduced its first equity index products in 1969 and Barra launched its first equity risk analytics products in 1975. Over the course of more than 35 years, our research organization has accumulated an in-depth understanding of the investment process worldwide. Based on this wealth of knowledge, we have created and continue to develop, enhance and refine sophisticated index construction methodologies and risk models to meet the growing, complex and diverse needs of our clients’ investment processes. Our models and methodologies are the intellectual foundation of our business and include the innovative algorithms, formulas and analytical and quantitative techniques that we use, together with market data, to produce our products. Our long history has allowed us to build extensive databases of proprietary index and risk data, as well as accumulate valuable historical market data, which we believe would be difficult to replicate and which provide us with a substantial competitive advantage.

In November 2007, we completed an initial public offering (“IPO”) of approximately 16.1 million shares of our class A common stock. In connection with the IPO, we reclassified our outstanding common stock into shares of class A common stock and class B common stock and immediately following the IPO, Morgan Stanley held approximately 81.0 million shares of our class B common stock and Capital Group International held approximately 2.9 million shares of our class B common stock. Under the terms of our Amended and Restated Certificate of Incorporation, when shares of class B common stock convert into shares of class A common stock, they do so on a one-to-one basis.

In May 2008, Morgan Stanley converted approximately 28.0 million shares of our class B common stock into class A common stock by selling such shares in a registered secondary equity offering. Capital Group International converted approximately 2.9 million shares of our class B common stock, representing all of its equity interest in us, into shares of our class A common stock and transferred them to its affiliate The Capital Group Companies Charitable Foundation, which then sold all of these shares pursuant to the same registered secondary equity offering.

In July 2008, Morgan Stanley converted approximately 25.0 million shares of our class B common stock into shares of class A common stock by selling such shares pursuant to a registered secondary equity offering.

In May 2009, Morgan Stanley converted approximately 27.7 million shares of our class B common stock, representing the remainder of its equity interest in us, into shares of our class A common stock by selling such shares pursuant to a registered secondary offering. Although we began the transition to an independent, stand-alone public company at the time of our IPO in November 2007, we became an independent, stand-alone public company in connection with the May 2009 secondary offering.

In November 2009, we issued approximately 3.8 million shares of our class A common stock pursuant to a registered offering completed in conjunction with our inclusion in the S&P MidCap 400 Index.

As we have grown, we have increased our operations outside of the United States. In the last few years, we opened offices in Budapest, Dubai, Monterrey, Mumbai and Shanghai.

Our Products and Services

Our primary products consist of equity indices, equity portfolio analytics and multi-asset class portfolio analytics. We also have product offerings in the areas of energy and commodity asset valuation analytics and fixed income portfolio analytics. Our products are generally comprised of proprietary index data or proprietary risk data and/or sophisticated software applications. Our index and risk data are created by applying our models and methodologies to market data. For example, we input closing stock prices and other market data into our index methodologies to calculate our index data, and we input fundamental data and other market data into our risk models to produce our risk forecasts for individual securities and portfolios of securities. Our clients can use our data together with our proprietary software applications, third-party applications or their own applications in their investment processes. Our software applications offer our clients sophisticated portfolio analytics to perform in-depth analysis of their portfolios, using our risk data, the client’s portfolio data and fundamental and market data. Our products are marketed under three leading brands. Our index products are typically branded “MSCI.” Our portfolio analytics products are typically branded “Barra.” Our energy and commodity asset valuation analytics products are typically branded “FEA.”

Equity Index Products

Our MSCI-branded equity index products are designed to measure returns available to investors across a wide variety of markets (e.g., Europe, Japan or emerging markets), sizes (e.g., small capitalization or large capitalization), styles (e.g., growth or value) and industries (e.g., banks or media). As of November 30, 2009, we calculated over 120,000 equity indices daily.

Approximately 2,400 clients worldwide subscribed to our equity index products for use in their investment portfolios and for market performance measurement and analysis in the fiscal year ended November 30, 2009. In addition to delivering our products directly to our clients, as of November 30, 2009, we also had more than 65 third-party financial information and analytics software providers who distribute our various equity index products worldwide. The performance of our equity indices is also frequently referenced when selecting investment managers, assigning return benchmarks in mandates, comparing performance and providing market and academic commentary. The performance of certain of our indices is reported on a daily basis in the financial media.

Our primary equity index products are:

•	MSCI Global Equity Indices

The MSCI Global Equity Indices are our flagship index products. They are designed to measure returns available to international investors across a variety of public equity markets. As of November 30, 2009, our Global Equity Indices included 75 developed, emerging and frontier market countries, as well as various regional and composite indices built from the component country indices, including the well-known MSCI EAFE (Europe, Australasia, and Far East), MSCI World, MSCI ACWI IMI (All Country World Investable Market Index) and MSCI Emerging Markets Indices. In addition, the Global Equity Indices include industry indices, value and growth style indices and large-, mid- and small-capitalization size segment indices.

The MSCI Global Equity Indices are the most widely used benchmarks for cross border equity funds. We continue to enhance and expand this successful product offering. Recently, we have been awarded various mandates for the use of our broadest index, MSCI ACWI IMI, as the policy benchmark for the equities portion of large pension plans. We have also recently introduced innovative indices, such as the MSCI Frontier Market Indices, the MSCI Factor Indices and the MSCI Global Minimum Volatility Indices.

•	MSCI Domestic Equity Indices

The MSCI Domestic Equity Indices are designed to measure the returns available to domestic investors in the U.S. and China public equity markets. Each of these domestic country index series includes value and growth style indices, and in the case of the U.S. large-, mid-, small- and micro-capitalization size segment indices.

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

We also offer GICS Direct, a joint product of MSCI and Standard & Poor’s. GICS Direct is a database of more than 38,000 active companies and 42,000 securities classified by sector, industry group, industry and sub-industry in accordance with the proprietary GICS methodology.

Equity Portfolio Analytics Products

Our Barra-branded equity portfolio analytics products are designed to assist investment professionals in analyzing and managing risks and returns for equities at both the asset and portfolio level in major equity markets worldwide. Barra equity risk models identify and analyze the factors that influence equity asset returns and risk. Our most widely used Barra equity products utilize our fundamental multi-factor equity risk model data to help our clients construct, analyze, optimize and manage equity portfolios. Our multi-factor risk models identify common factors that influence stock price movements, such as industry and style characteristics, based on market and fundamental data. The proprietary risk data available in our products identifies an asset’s or a portfolio’s sensitivities to these common factors. Risk not attributable to the common factors is risk unique to the asset.

Asset owners often request Barra risk model measurements for portfolio risk and tracking error when selecting investment managers, prescribing investment restrictions and assigning investment mandates. Our clients can use our equity portfolio analytics by installing our proprietary software applications and equity risk data in their technology platforms, by accessing our software applications and risk data via the Internet, by integrating our equity risk data into their own applications or third-party applications, like FactSet Research Systems Inc., that have incorporated our equity risk data and analytics into their offerings.

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

Our Equity Models Direct product delivers our proprietary risk data to clients for integration into their own software applications. The proprietary risk data in Equity Models Direct is also available via third-party providers. We offer the proprietary risk data from global, regional and single country Barra risk models and most of these models are available in short-term and long-term time horizons so that clients can select the risk data that best suits their investment processes.

Our global risk models include the following:

Global Equity Model (“GEM2”). Our Global Equity model is an investment decision support tool designed for global equity portfolio management and construction. GEM2 uses a set of factors that best explain the sources of global equity risk and returns.

Barra Integrated Model (“BIM”). Our integrated model provides a detailed view of risk across markets and asset classes, including currencies, fixed income assets, mutual fund assets and hedge fund assets. It begins by identifying the factors that affect the returns of equity securities, fixed income securities and currencies in each individual country or market. These factors are then combined into a single global model that can forecast the risk of multi-asset class, global portfolios.

Our single country and regional risk models include the following:

Single Country Equity Models. Our single country equity models identify the unique set of factors most able to explain sources of risks and returns of portfolios in that country. Examples include our USE3 model (i.e., U.S. equity model, version 3) which models risk for U.S. equity assets and portfolios, and our UKE7 model (i.e., United Kingdom equity model, version 7) which models risk for United Kingdom equity assets and portfolios. Data from the USE3 equity risk model is our most commonly licensed Barra risk data.

Europe Equity Model (“EUE3”). Our Europe equity model is designed to be used across a broad range of applications and is available in six different versions to reflect local and regional commonalities, as well as short-term and long-term investment horizons. The EUE3 models cover approximately 9,400 stocks in 29 markets, including many emerging and frontier markets in Eastern Europe.

Multi-Asset Class Portfolio Analytics Products

Our multi-asset class portfolio analytics products offer a consistent risk assessment framework for managing and monitoring investments in a variety of asset classes across an organization. The products are based on our proprietary integrated fundamental multi-factor risk models, value-at-risk methodologies and asset valuation models. They enable clients to identify, monitor, report and manage potential market risks from equities, fixed income, derivatives contracts and alternative investments, and to analyze portfolios and systematically analyze risk and return across multiple asset classes. Using these tools, clients can identify the drivers of market risk across their investments, produce daily risk reports, run pre-trade analysis and optimizations, evaluate and monitor multiple asset managers and investment teams and access correlations across a group of selected portfolios.

We have two major products in this area, which differ mainly in how they are delivered to clients and in certain functionality:

•

The BarraOne System. Clients access BarraOne via the Internet, using their desktop browsers. This product includes modules for risk allocation and risk budgeting, performance attribution, historical “as-of” analysis of portfolios and both historical and Monte Carlo simulation.

•

The Barra TotalRisk System. Clients install TotalRisk on their own information technology infrastructure. This product includes simulation modules that enable clients to perform historical and Monte Carlo value-at-risk calculations.

Currently, we are actively seeking to license subscriptions only to BarraOne and related risk data for multiple asset classes. Most of the features and functionality of Barra TotalRisk have been added to BarraOne, and we are decommissioning Barra TotalRisk. We are currently offering our remaining Barra TotalRisk clients the opportunity to transition to BarraOne.

Other Products

Our other products category consists of two types of products: (a) energy and commodity asset valuation analytics for investors, traders and those hedging investments in these asset classes and (b) fixed income portfolio analytics products to facilitate the investment processes of fixed income investors.

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

Growth Strategy

We have experienced growth in recent years with operating revenues and operating income increasing by 2.8% and 11.2%, respectively, for the year ended November 30, 2009 compared to the year ended November 30, 2008, and by 16.5% and 4.5%, respectively, for the fiscal year ended November 30, 2008 compared to the fiscal year ended November 30, 2007.

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

•

Increase licensing of indices for ETFs. We also plan to increase licensing of our indices for index-linked investment products to capitalize on their growth in number and variety. The following table demonstrates the success we have experienced as of November 30, 2009 in licensing our equity indices as the basis of ETFs, and we believe there is potential for continued growth and expansion in this market in the future.

Number of Primary Exchange Listings of ETFs Linked to MSCI Equity Indices

	As of November 30,
Region	2009	2008	2007
Americas	93	76	62
EMEA	165	85	55
Asia	10	6	4

Total	268	167	121

The table below sets forth the assets in ETFs linked to our equity indices:

Assets in ETFs Linked to MSCI Indices

	As of November 30,
MSCI Equity Index	2009	2008	2007
	(in billions)
Emerging Markets	$63.3	$22.6	$36.4
EAFE	39.6	29.6	51.5
US Broad Market	12.9	8.2	9.5
Brazil	12.9	3.9	8.3
Europe	7.9	4.0	5.3
Japan	7.4	8.0	13.1

Subtotal	144.0	76.3	124.1
Other Indices	90.2	42.7	67.6

Total	$234.2	$119.0	$191.7

Source: Bloomberg & MSCI.

The value of the assets in ETFs linked to our equity indices as of the last day of the month and the monthly average balance for the prior 12 months can be found under the link “AUM in ETFs Linked to MSCI Indices” on our website at http://ir.msci.com at the end of the second business day following the end of the month. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.

•

Expand licensing of other index-based financial products. We plan to expand the licensing of our index products into new markets such as the U.S. listed options markets and U.S. listed futures markets by entering into licenses with exchanges, such as the agreement we entered into in May 2009 with NYSE Liffe U.S., the U.S. futures exchange of NYSE Euronext.

•

Expand into client types in which we are underrepresented. We plan to expand into client types in which we do not currently have a leading presence. In particular, we intend to focus on increasing the number of pension funds, sovereign wealth funds, hedge fund managers and endowments using our products. For example, many pension funds are familiar with us and our Global Equity Indices because the performance of their equity asset managers is measured in relation to our indices. We believe that our equity and multi-asset class portfolio analytics products would be useful to pension funds managing their investment risk.

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

•

Create innovative new product offerings and enhancements. In order to maintain and enhance our leadership position, we plan to introduce innovative new products and enhancements to existing products. We maintain an active dialogue with our clients in order to understand their needs and anticipate market developments. During fiscal year 2009, launches in our index products included the creation of the MSCI FX Hedge Indices, MSCI Factor Indices and MSCI 25/50 Indices. During fiscal year 2009, within our equity analytics product category, we launched EUE3, an enhanced version of our European equity model, and began developing an equity analytics product that will be accessible over the internet and is intended to extend the capabilities of Aegis. Within our multi-asset class portfolio analytics product line, we introduced significant product enhancements including an advanced Monte Carlo simulation module, performance attribution by risk factor and broad expansion of derivatives modeling in our BarraOne platform. To complement these product additions, we also launched a managed services offering, to provide clients with outsourced asset modeling, data management and risk reporting. In fiscal year 2010, we anticipate significant further innovation with new developments in tail risk modeling, the further integration of FEA derivatives libraries, and major changes to the Barra Integrated Model which will both extend global coverage and provide numerous modeling advancements.

•

Expand our presence across all asset classes. We believe our well-established reputation and client base in the equity area as well as our experienced research staff provide us with a strong foundation to become a leading provider of tools for investors in multi-asset class portfolios and other asset classes such as fixed income. We are investing in these products, particularly our web-based multi-asset class software application, BarraOne, as well as our US and UK real estate models.

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

•

Growth through acquisition. We intend to actively seek to acquire products, technologies and companies that will enhance, complement or expand our product offerings and client base, as well as increase our ability to provide investment decision support tools to equity, fixed income and multi-asset class investment institutions. We believe that the impact of the global financial crisis on companies in, or serving, the financial services industry may increase the number of attractive acquisition opportunities.

Competitive Advantages

We believe our competitive advantages include the following:

•

Strong brand recognition. Our indices, portfolio analytics and energy and commodity asset valuation analytics, marketed under the MSCI, Barra and FEA brands, respectively, are well-established and recognized throughout the investment community worldwide. We are an industry leader in global equity indices, equity portfolio analytics tools and energy asset valuation analytics products worldwide. Our brand strength reflects the longstanding quality and widespread use of our products. We believe our products are well-positioned to be the tools of choice for investment institutions increasingly looking to third parties for benchmarking, index-linked product creation, portfolio risk management and related tools.

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

•

Client reliance on our products. Many of our clients have come to rely on our products in their investment management processes, integrating our products into their performance measurement and risk management processes, where they become an integral part of their daily portfolio management functions. In certain cases, our clients are requested by their customers to report using our tools or data. Consequently, we believe that certain of our clients may experience business disruption and additional costs if they chose to cease using or replace our products. As a result of the recent global financial crisis, many of our clients became increasingly subject to budgeting constraints in fiscal year 2009. We believe that our relatively strong financial performance for fiscal year 2009 despite these budgeting constraints evidences the extent to which our clients rely on our products.

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

•

Open architecture and transparency. We have an open architecture philosophy. Clients can access our data through our software applications, third-party applications or their own applications. We also recognize that the marketplace is complex and that a competitor in one context may be a supplier or distributor in another context. For example, Standard & Poor’s competes with us in index products, supplies index data available in our portfolio analytics software products and jointly developed and maintains the GICS and GICS Direct with us. In order to provide transparency, we document and disclose many details of our models and methodologies to our clients so that they can better understand and utilize the tools we offer. We strongly believe this open architecture approach benefits us and our clients.

•

Global products and operations. Our products cover most major investment markets throughout the world. For example, as of November 30, 2009, our MSCI Global Equity Indices included 75 developed, emerging and frontier market countries; and we produced equity risk data for 56 single country models and a model covering an additional 29 European countries, and an integrated multi-asset class risk model that covered 59 equity markets. As of November 30, 2009, our clients were located in 67 countries and many of them have a presence in multiple locations around the world. As of November 30, 2009, our employees were located in 15 countries in order to maintain close contact with our clients and the international markets we follow. We believe our global presence and focus allow us to serve our clients well and capitalize on a great number of business opportunities in many countries and regions of the world.

•

Highly skilled employees. Our workforce is highly skilled, technical and, in some instances, specialized. In particular, our research and software application development departments include experts in advanced mathematics, statistics, finance, portfolio investment and software engineering, who combine strong academic credentials with market experience. As of November 30, 2009, over 50 of our employees held doctorate degrees. Over 85 employees in our diverse global client coverage group held MBAs or other Masters degrees. Our employees’ experience and knowledge gives us access to, and allows us to add value at, the highest levels of our clients’ organizations.

•

Extensive historical databases. We have accumulated comprehensive databases of historical global market data and proprietary index and risk data. We believe our substantial and valuable databases of proprietary index and risk data, including over 40 years of certain index data history and over 30 years of certain risk data history, would be difficult and costly for another party to replicate. The information is not available from any single source and would require intensive data checking and quality assurance testing that we have performed over our many years of accumulating this data. Historical data is a critical component of our clients’ investment processes, allowing them to research and back-test investment strategies and analyze portfolios over many investment and business cycles and under a variety of historical situations and market environments.

Clients

For the fiscal year ended November 30, 2009, we served over 3,100 clients across 67 countries worldwide with 51.4% of revenue from our client base in the Americas, 31.6% in EMEA, 9.4% in Japan and 7.6% in Asia-Pacific (not including Japan). Our clients include asset owners such as pension funds, endowments, foundations, central banks and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, ETFs, hedge funds and private wealth; and financial intermediaries such as broker-dealers, exchanges, custodians and investment consultants. To calculate the number of our clients, we have counted affiliates, cities and certain business units within a single organization (e.g., buy-side and sell-side business units) as separate clients when they separately subscribe to our products. For example, the asset management and broker-dealer arms of a diversified financial services firm are treated as separate clients. While our product subscription Retention Rates (defined below) were not consistent with historical levels, they remained relatively strong despite the pressures of the recent global financial crisis. Our Aggregate Retention Rates were 85.2% and 89.9% for the fiscal years ended November 30, 2009 and 2008, respectively. Our Core Retention Rates were 86.4% and 92.1% for the fiscal years ended November 30, 2009 and 2008, respectively. For a description of the calculation of our Aggregate and Core Retention Rates, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Metrics and Drivers—Retention Rate.”

As of November 30, 2009, our equity index products were used by more than 2,400 clients. As of November 30, 2009, our portfolio analytics products were used by over 730 clients worldwide.

Revenues from our ten largest clients contributed a total of 27.3%, 28.6% and 30.8% of revenues for the fiscal years ended November 30, 2009, 2008 and 2007, respectively.

In the fiscal years ended November 30, 2009, 2008, and 2007, our largest client organization by revenue, Barclays PLC and its affiliates (“Barclays”), accounted for 9.9%, 11.0%, and 12.6%, of our operating revenues, respectively. For the fiscal years ended November 30, 2009, 2008, and 2007, approximately 87.5%, 89.7% and 91.5% of our revenues from Barclays were attributable to fees based on the assets of ETFs linked to MSCI equity indices. On December 1, 2009, BlackRock, Inc. and Barclays PLC announced the completion of the merger between BlackRock, Inc. and Barclays Global Investors, which includes the iShares exchange traded funds business. For purposes of this Annual Report on Form 10-K, references to revenues attributable to Barclays include revenues generated from the iShares exchange traded funds business.

In addition, 2.3%, 2.9% and 3.4% of our revenues in the year ended November 30, 2009, 2008 and 2007, respectively, consisted of revenues from Morgan Stanley, which was our controlling shareholder until May 22, 2009.

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

Members of our research team and other employees regularly speak at industry conferences, as well as at our own seminars. We hosted over 150 seminars, webinars, conferences and workshops in various locations across the globe in fiscal year 2009. These seminars, webinars, conferences and workshops bring our staff and our clients’ investment professionals together, expose those professionals to our latest research and product enhancements and give our staff an opportunity to gain insight into our clients’ needs. Our marketing communications professionals also arrange interviews for our professionals in prominent industry journals and issue press releases on product developments and releases. Our marketing department collaborates with our product specialists to analyze our clients’ use of our products and to analyze the competitive landscape for our products.

Sales and Client Support

As of November 30, 2009, our client coverage offices included over 100 sales people and over 90 client support people worldwide. Of these, over 25 were located in our New York headquarters and over 25 were located in our London office. In the last few years we have expanded our sales effort in two ways. We have opened client coverage offices in Boston, Chicago, Dubai, Monterrey, Mumbai, Shanghai, and Stamford. We have also created more teams dedicated solely to the needs of certain client types such as hedge funds, asset owners and broker dealers. In total, our sales and client support staff was based in 19 offices around the world enabling us to provide valuable face-to-face client service.

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

Product Development and Production

We take a coordinated team approach to product development and production. Our product management, research, data operations and technology and software engineering departments are at the center of this process. Despite the challenging market environment, we remained committed to our product development and production efforts and, in some cases, increased these efforts.

Based on a comprehensive understanding of the investment process worldwide, our research department is responsible for developing, reviewing and enhancing our various methodologies and models. Our global data operations and technology team designs and manages our processes and systems for market data procurement, proprietary data production and quality control. Our software engineering team builds our sophisticated software applications. As part of our product development process, we also commonly undertake extensive consultations with our clients and other market participants to understand their specific needs and investment process requirements. Our product management team facilitates this collaborative product development and production approach.

•

Research. Our models are developed by a cross-functional research team of mathematicians, statisticians, financial engineers and investment industry experts. As of November 30, 2009, our research department consisted of over 65 employees, including more than 30 who held Ph.Ds. Our research department combines extensive academic credentials with broad financial and investment industry experience. We monitor investment trends and their drivers globally, as well as analyze product-specific needs in areas such as indexing, risk forecasting, portfolio optimization and value-at-risk simulation. An important way we monitor global investment trends and their implications for our business is through the forum provided by our Editorial Advisory Board (“EAB”). Our EAB, which was established in 1999, meets twice a year and is comprised of senior investment professionals from around the world and senior members of our research team. In 2009, our researchers participated in over 25 industry events and conferences, and their papers have been published in leading academic and industry journals. We sponsor an annual research conference, which took place in 11 cities around the world in 2009, where our researchers discuss their current work, research papers and projects. Our researchers also participate in such discussions at a number of seminars, workshops and webinars we host throughout the year. Our researchers work on both developing new models and methodologies and enhancing existing ones. In 2009, we combined our index design and maintenance expertise with our portfolio risk and performance analytics skills to create ten factor indices to measure exposure related to five Barra factors, including momentum, volatility, leverage, value and earnings yield. These MSCI Factor Indices were developed to help institutional investors measure important drivers of risk and return in a replicable manner. In our equity analytics business, we introduced a new and enhanced Europe Equity Model (“EUE3”) in July 2009. Our EUE3 model is designed to provide improved portfolio risk forecasts and better explanatory power of the sources of portfolio return. We currently have research offices in the U.S., Mexico, Europe and Asia.

•

Data Operations and Technology. As of November 30, 2009, our data operations and technology team consisted of more than 230 people in seven countries, and involved a combination of information technology and operations specialists. We licensed a large volume and variety of market data for every major market in the world, including fundamental and return data, from more than 235 third party sources in 2009. We apply this market data to our models and methodologies to produce our proprietary index and risk data. Our data operations and technology team oversees this complex process. Our experienced information technology staff builds internal systems and proprietary software and databases that house all of the data we license in order for our data operations and technology teams to perform data quality checks and run our data production systems. This data factory produces our proprietary index data such as end of day and real time equity indices, and our proprietary risk data such as daily and monthly equity risk forecasts. We have data operations and technology offices in the U.S., Mexico, Europe and Asia.

•

Software Engineering. Certain of our proprietary risk data are made available to clients through our proprietary software applications, such as Barra Aegis, BarraOne and Barra Cosmos. As of November 30, 2009, our software engineering team consisted of over 65 individuals, including 12 who held Ph.Ds, with significant experience in both the finance and software industries. Our staff has an extensive skill set, including expertise in both the Java-based technologies used in our web-based, on-demand software application tool for multi-asset class risk analysis and reporting and the Microsoft-based technologies used in our desktop equity and fixed income analytics software products. We also have extensive experience with database technologies, computational programming techniques, scalability and performance analysis and tuning and quality assurance. We use a customized software development methodology that leverages best practices from the software industry, including agile programming, test-driven development, parallel tracking, iterative cycles, prototyping and beta releases. We build our software applications by compiling multiple components, which enables us to reuse designs and codes in multiple products. Our software development projects involve extensive collaboration with our product management team and directly with clients. We have software engineering offices in the U.S., Europe and Asia.

Our Competition

Many industry participants compete directly with us by offering one or more similar products.

Our principal competitors on a global basis for our MSCI Global Equity Index products are Dow Jones & Company, Inc. (“Dow Jones”), FTSE International, Ltd (a joint venture between The Financial Times, and The London Stock Exchange), Russell Investment Group (a unit of Northwestern Mutual Life Insurance Group) and Standard & Poor’s (a division of The McGraw-Hill Companies, Inc.).

Additionally, we compete with equity index providers whose primary strength is in a local market or region. These include Russell Investment Group and Standard & Poor’s in the U.S.; STOXX Ltd. (STOXX Ltd. has announced that Dow Jones, one of its three current owners, will sell its ownership stake to the other co-owners, Deutsche Börse AG and the SIX Group) in Europe; and Nikkei Inc., Russell Investment Group and Nomura Securities, Ltd., and Tokyo Stock Exchange, Inc. in Japan. There are also many smaller companies that create custom indices primarily for use as the basis of ETFs.

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

Employees

As of November 30, 2009, we had 878 employees, an increase of 14.6% or 112 from November 30, 2008. We also had 96 temporary workers worldwide. As of November 30, 2009, 43.1% of our employees were located in emerging market centers compared to 28.0% as of November 30, 2008.

Until May 22, 2009, certain services were provided to us by Morgan Stanley employees, which are not included in the numbers above. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Impacting Comparability of Our Financial Results—Our Relationship with Morgan Stanley.”

None of our employees are represented by a union. The employees in our Monterrey, Mexico office are protected by a standard common collective bargaining agreement that we have entered into with an independent organization. This agreement was renewed on January 22, 2010. We are current on all of our employee-related obligations under this agreement and have never experienced a walkout or strike.

The Separation of MSCI from Morgan Stanley

Until May 22, 2009, Morgan Stanley held a majority of the combined voting power of all classes of our common stock and we continued to receive certain services from Morgan Stanley under agreements we entered into at the time of the IPO and at the time of the July 2008 secondary offering with Morgan Stanley. These agreements defined our ongoing relationship following the IPO and contemplated our and Morgan Stanley’s respective obligations in the event of Morgan Stanley’s divestiture of its entire interest in us. On May 22, 2009, Morgan Stanley disposed of its remaining equity interest in us. Please refer to Item 1A of Part I “Risk Factors” of this Annual Report on Form 10-K for information on the risks associated with our separation from Morgan Stanley. On November 30, 2009, Morgan Stanley publicly reported that it and its affiliate, Morgan Stanley Investment Management Inc., had acquired approximately 10.3% of our class A common stock, but certified that such acquisition was made in the ordinary course of business and not for the purpose of effecting or influencing a change of control.

During the fiscal year ended November 30, 2009, we paid $35.9 million to Morgan Stanley, the majority of which was related to amounts due under the tax sharing agreement. Set forth below are descriptions of certain agreements and relationships we have or had with Morgan Stanley.

Services Agreement

We entered into services agreement with Morgan Stanley, dated as of November 20, 2007, as amended and restated July 21, 2008 and further amended May 22, 2009. Pursuant to the services agreement, Morgan Stanley agreed to provide, directly or indirectly through its subsidiaries or subcontractors, services in the areas of human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services, treasury and other services. Under the services agreement, Morgan Stanley agreed to provide us with certain financial services for up to three months following May 22, 2009 and certain legal and compliance services for up to six months following May 22, 2009.

License Agreement

Our amended trademark license agreement with Morgan Stanley, which granted us an exclusive royalty-free license to use the Morgan Stanley trademark “Morgan Stanley Capital International” terminated on May 22, 2009. Prior to May 22, 2009, we had already transitioned our marketing to the “MSCI” trademark and no longer use the “Morgan Stanley Capital International” trademark. We have registered the “MSCI” trademark in many jurisdictions and will continue using it.

Separation Agreement

In connection with Morgan Stanley’s disposition of its remaining equity interest in us, we entered into a separation agreement dated as of May 22, 2009 pursuant to which we agreed to use reasonable efforts to settle all intercompany amounts owed between us and Morgan Stanley no later than August 20, 2009, subject to certain limited exceptions. The separation agreement also governs certain insurance matters between us and Morgan Stanley and permits us to assert claims under certain Morgan Stanley insurance policies for certain losses arising out of insured occurrences occurring from the date coverage thereunder first commenced until July 15, 2008 (or in the case of an insurance policy covering employed lawyers errors and omissions, July 1, 2008). Additionally, we each have limited access, upon request, to the other’s accounting and financial records for six years after the date of the agreement to the extent necessary or useful to the requesting party in connection with any audit, dispute, litigation, regulatory proceedings or filings, or any other reasonable business purpose.

Employee Matters Agreement

In connection with Morgan Stanley’s disposition of its remaining equity interest in us, we entered into an employee matters agreement dated as of May 22, 2009. The employee matters agreement addressed, among other things, the allocation of certain employment related liabilities between us and Morgan Stanley in connection with our separation from Morgan Stanley. The employee matters agreement also addresses the tax treatment of certain Morgan Stanley equity awards.

Shareholder Agreement

We entered into a shareholder agreement, dated as of November 20, 2007, as amended and restated July 21, 2008, with Morgan Stanley which terminated (except for certain indemnification provisions) on May 22, 2009 in connection with Morgan Stanley’s disposition of its remaining equity interest in us that included, among other things (i) Morgan Stanley’s right to purchase additional shares of class B common stock and appoint additional directors to our board of directors and (ii) certain restrictions on our actions, including restrictions on our ability to repurchase or redeem shares of our outstanding capital stock.

Tax Sharing Agreement

On November 20, 2007, we entered into a tax sharing agreement with Morgan Stanley setting forth the rights and obligations of Morgan Stanley and us with respect to federal and other income taxes for periods in which we file returns on a consolidated, combined or unitary basis with Morgan Stanley. Under the terms of the tax sharing agreement, we will be liable for a portion of the consolidated, combined or unitary tax liability, including any liability resulting from adjustments on audit, based on what our liability would have been, as determined by Morgan Stanley, had we and our subsidiaries been a taxable group separate from the Morgan Stanley consolidated group.

Furthermore, under the tax sharing agreement, Morgan Stanley prepared and filed the consolidated federal and applicable consolidated, combined or unitary income tax returns that include taxable periods in which we or a member of our taxable group, on the one hand, and Morgan Stanley or a member of its taxable group, on the other hand, were included. Tax audits and controversies relating to Morgan Stanley or a member of its taxable group, regardless of whether such tax audit or controversy relates to us or a member of our taxable group, will be controlled by Morgan Stanley. However, in certain circumstances we may be entitled to control certain audits or controversies relating to taxes that solely relate to us or a member of our taxable group.

Prior to May 3, 2008, we filed federal income tax returns and certain other income tax returns with Morgan Stanley on a consolidated, combined or unitary basis under the provisions of our tax sharing agreement with Morgan Stanley. After May 2, 2008, we filed certain state and local income tax returns with Morgan Stanley on such basis. After May 22, 2009, we no longer filed any federal, state or foreign tax returns with Morgan Stanley on a consolidated, combined or unitary basis.

Intellectual Property Agreement

On July 21, 2008, we entered into an intellectual property agreement with Morgan Stanley granting both parties a reciprocal, non-exclusive, perpetual, irrevocable, world-wide, royalty-free license to use hardware settings and configurations, generic software libraries and routines and generic document templates owned and not separately commercialized by the granting party, that were used by the grantee prior to May 22, 2009.

Credit Facility

On November 14, 2007, we entered into a secured $500.0 million credit facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto pursuant to a credit agreement dated as of November 20, 2007 (the “Credit Facility”). The Credit Facility consisted of a $425.0 million term loan facility and a $75.0 million revolving credit facility. The revolving credit facility is available for working capital requirements and other general corporate purposes (including the financing of permitted acquisitions), subject to certain conditions. Outstanding borrowings under the Credit Facility initially accrued interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving credit facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving credit facility and 2.00% in the case of the term loan B facility. In April 2008 and again in July 2008, our fixed margin rate was reduced by 0.25%. During the fiscal year ended November 30, 2009, we exercised our rights and chose to have a portion of both the term loan A facility and term loan B facility referenced to the one month LIBOR rates while the remaining portions continued to reference the three month LIBOR rates. The weighted average rate on the term loan A facility and term loan B facility was 2.95% and 3.57%, respectively, for the fiscal year ended November 30, 2009. Principal repayment requirements are paid quarterly in February, May, August and November. Interest on the principal is required to be paid either every three months in February, May, August and November or monthly, depending on whether the referenced LIBOR rates are three-month or one-month LIBOR rates. At November 30, 2009, $380.5 million was outstanding and there was $75.0 million of unused credit under the revolving credit facility.

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

Available Information

Our corporate headquarters are located at Wall Street Plaza, 88 Pine Street, New York, New York 10005, and our telephone number is (212) 804-3900. We maintain an Investor Relations website on the Internet at www.mscibarra.com. We make available free of charge, on or through this website, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these, click on the “SEC Filings” link found on our Investor Relations homepage.

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

Our ability to produce our products and develop new products is dependent upon the products of other suppliers, including certain data, software and service suppliers. Our index and analytics products are dependent upon (and of little value without) updates from our data suppliers and most of our software products are dependent upon (and of little value without) continuing access to historical and current data. As of November 30, 2009, we utilized and distributed certain data provided to us by over 235 data sources, including large volumes of data from certain stock exchanges around the world. If the products of our suppliers have errors, are delayed, have design defects, are unavailable on acceptable terms or are not available at all, our business, financial condition or results of operations could be materially adversely affected.

Some of our agreements with data suppliers allow them to cancel on short notice and we have not completed formal agreements with all of our data suppliers, such as certain stock exchanges. Many of these data suppliers compete with one another and, to some extent, with us. From time to time we receive notices from data suppliers, including stock exchanges, threatening to terminate the provision of their data to us. Termination of one or more of our significant data agreements or exclusion from, or restricted use of, or litigation in connection with, a data provider’s information could decrease the available information for us to use and offer our clients and may have a material adverse effect on our business, financial condition or results of operations.

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

We change the composition of our indices from time to time. We believe that, in some cases, the changes we make to our indices can affect the prices of constituent securities and products based on our indices. Our index clients rely on us to keep material non-public information about changes to the future composition of an index confidential and to protect against the misuse of that information until the change to the composition of the index is disclosed to clients. We have implemented information barrier procedures to prevent the unauthorized disclosure and misuse of information regarding material non-public changes to the composition of our indices. If our information barrier procedures fail and we inadvertently disclose or an individual deliberately misuses material non-public information about a change to one of our indices, our reputation may suffer. Clients’ loss of trust and confidence in our information barrier policies and procedures could lead to a negative reputation throughout the investment community, which could have a material adverse effect on our business, financial condition or results of operations.

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

•

Trademarks and Service Marks—We have registered “MSCI”, “Barra” and “FEA” as trademarks and service marks in the U.S. and in certain foreign countries. We have also registered other product trademarks and certain service marks in the U.S. and in certain foreign countries. When we enter a new geographic market or introduce a new product brand, there can be no assurance that our existing trademark or service mark of choice will be available. Furthermore, the fact that we have registered trademarks is not an assurance that other companies may not use the same or similar names.

•

Patents—We currently hold 11 U.S. and foreign utility patents and one design patent. We currently have 11 U.S. and foreign utility patent applications pending. Patent applications can be extremely costly to process and defend. There can be no assurance that we will be issued any patents that we apply for or that any of the rights granted under any patent that we obtain will be sufficient to protect our competitive advantages.

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

•

Pending Third-Party Litigation—There is currently litigation pending in the U.S. regarding whether issuers of index-linked investment products are required to obtain a license from the index owner or whether companies may issue and trade investment products based on a publicly-available index without the need for permission from (or payment to) the index owner. We are not a party to these suits, but they may have a material impact on our business. In a relevant case in 2006, a federal appeals court ruled against Dow Jones & Company, Inc. (Dow Jones) and The McGraw-Hill Companies (McGraw-Hill) in their attempt to prevent International Securities Exchange, Inc. from offering options on ETFs based on Dow Jones’ and McGraw-Hill’s indices. In another relevant case, in 2009, the German Federal Supreme Court concluded that the owner of a trademark who publishes an index generally available to all market participants cannot prohibit, on the basis of German trademark law, a third party from referring to the index as a reference value in option warrants issued by the third party if the trademark is used for informational and factual purposes and does not imply that a relationship exists with the trademark owner. If other courts in relevant jurisdictions further determine that a license is not required to issue investment products linked to indices, this could have a material adverse effect on our business, financial condition or results of operations. It might also lead to changes in current industry practices such that we would no longer make our index level data publicly available, such as via our website or news media.

Third parties may claim we infringe upon their intellectual property rights.

Third parties may claim we infringe upon their intellectual property rights. Businesses operating in the financial services sector, including our competitors and potential competitors, have in recent years increasingly pursued patent protection for their technologies and business methods. If any third parties were to obtain a patent on a relevant index methodology, risk model or software application, we could be sued for infringement. Furthermore, there is always a risk that third parties will sue us for infringement or misappropriation of other intellectual property rights, such as trademarks, copyrights or trade secrets.

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

Furthermore, our clients may use our products together with their own software, data or products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our products do not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our product development efforts, impact our reputation, cause significant client relations problems or result in legal claims against us. The realization of any of these events could materially adversely affect our business, financial condition or results of operations.

Our business is dependent on the financial viability of our clients. If our clients are negatively impacted by adverse conditions in the financial markets and are forced to shut-down or consolidate, our business, financial condition or results of operations may be materially adversely affected.

Most of our clients are in the financial services industry. For example, asset managers accounted for 66.6% and 67.6% of our revenues as of November 30, 2009 and 2008, respectively. The recent global financial crisis led to the closure or consolidation of a number of our clients, including asset manager, broker-dealer and hedge fund clients. Such events impacted our financial results, including our run rates and Aggregate and Core Retention Rates, in 2009 and may continue to do so in the near term.

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

Clients that use our indices as the basis for certain index-linked investment products, such as exchange traded funds and mutual funds, commonly pay us a fee based on the investment product’s assets. These asset-based fees make up a significant portion of our revenues. They were 16.3%, 16.9% and 18.6% of revenues for the years ended November 30, 2009, 2008 and 2007, respectively. These asset-based fees accounted for 43.9%, 48.0% and 51.5% of the revenues from our ten largest clients in the fiscal years ended November 30, 2009, 2008 and 2007, respectively. Economic uncertainty and volatile capital markets, such as those witnessed in 2009 and the second half of 2008 as well as changing investment styles, may influence an investor’s decision to invest in and maintain an investment in an index-linked investment product. For example, as of November 30, 2009, the month-end value of assets in ETFs linked to MSCI equity indices was $234.2 billion, which was 96.8% higher than the value of such assets as of November 30, 2008, but the value of such assets at November 30, 2008 was 37.9% lower than the value of such assets as of November 30, 2007. The increase compared to November 30, 2008 was comprised of net asset appreciation of $66.7 billion and $48.5 billion in net asset inflows. Continuing economic uncertainty could result in the fluctuation of or declines in our asset-based fees, which could have a material adverse effect on our business, financial condition or results of operations.

Consolidation within our target markets may affect our business.

Consolidation in the financial services industry could reduce our existing client base and the number of potential clients. For example, the recent global financial crisis led to the closure or merger of a number of our clients, including broker-dealer, asset manager and hedge fund clients. If consolidation continues, it may negatively impact our ability to generate future growth and may reduce demand for our products, which could have a material adverse effect on our business, financial condition or results of operations.

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

For the fiscal years ended November 30, 2009, 2008 and 2007, revenues from our ten largest clients accounted for 27.3%, 28.6% and 30.8% of our total revenues, respectively. If we fail to obtain a significant number of new clients or if one of our largest clients cancels its subscriptions or investment product licenses and we are unsuccessful in replacing those subscriptions or licenses, our business, financial condition or results of operation could be materially adversely affected. For the fiscal years ended November 30, 2009, 2008 and 2007, our largest client organization by revenue, Barclays PLC and affiliates, accounted for 9.9%, 11.0% and 12.6% of our total revenues, respectively. For the fiscal year ended November 30, 2009, approximately 87.5% of the revenue from Barclays came from fees based on the assets in Barclays’ exchange traded funds based on MSCI indices.

In December 2009, BlackRock, Inc. and Barclays PLC announced the completion of the merger between BlackRock, Inc. and Barclays Global Investors, which includes the iShares exchange traded funds business. If we combined our revenues from BlackRock, Inc. with our revenues from the fees attributable to the businesses acquired by BlackRock, Inc., BlackRock Inc. would have represented 10.6% of our total revenues for the fiscal year ended November 30, 2009.

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

In recent years, more free or relatively inexpensive information has become available, particularly through the Internet, and this trend may continue. The availability of free or relatively inexpensive information may reduce demand for our products. Weak economic conditions also can result in clients seeking to utilize lower-cost information that is available from alternative sources. To the extent that our clients choose to use these sources for their information needs, our business, financial condition or results of operations may be materially adversely affected.

Our growth and profitability may not continue at the same rate as we have experienced in the past, which could have a material adverse effect on our business, financial condition or results of operations.

We have experienced significant growth over our operating history. There can be no assurance that we will be able to maintain the levels of growth and profitability that we have experienced in the past. Among other things, there can be no assurance that we will be as successful in our marketing efforts as we have been in the past, or that such efforts will result in growth or profit margins comparable to those we have experienced in the past. See “—We must continue to introduce new products and product enhancements to address our clients’ changing needs, market changes and technological developments” above, “—We are dependent on key personnel in our professional staff for their expertise” below, “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1.—Business.” Any failure to continue to grow our business and maintain profitability could have a material adverse effect on our business, financial condition or results of operations.

Our growth may place significant strain on our management and other resources.

We must plan and manage our growth effectively to increase revenue and maintain profitability. Our growth, including in emerging market centers, has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial, management, legal and compliance processes and information systems to keep pace with the growth of our business. There can also be no assurance that, if we continue to grow internally or by way of acquisitions, management will be effective in attracting, training and retaining additional qualified personnel, including additional managers, expanding our physical facilities and information technology infrastructure, integrating acquired businesses or otherwise managing growth. Any failure to effectively manage growth or to effectively manage the business could have a material adverse effect on our business, financial condition or results of operations. See “—We must continue to introduce new products and product enhancements to address our clients’ changing needs, market changes and technological developments” above, “—We are dependent on key personnel in our professional staff for their expertise” below, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1—Business.”

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

•	failure to integrate the operations or management of any acquired operations or assets successfully and on a timely and cost effective basis;

•	failure to achieve assumed synergies;

•	insufficient knowledge of the operations and markets of acquired businesses;

•	increased debt, which may be incurred under terms less favorable than those associated with our current debt and may, among other things, reduce our free cash flow and increase our risk of default;

•	dilution of your common stock;

•	loss of key personnel;

•	diversion of management’s attention from existing operations or other priorities; and

•	inability to secure, on terms we find acceptable, sufficient financing that may be required for any such acquisition or investment.

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

A significant percentage of our revenues from our index linked investment products are based on fees earned on the value of assets invested in securities denominated in currencies other than the U.S. dollar. For all operations outside the United States where the Company has designated the local non-U.S. dollar currency as the functional currency, revenue and expenses are translated using average monthly exchange rates and assets and liabilities are translated into U.S. dollars using month-end exchange rates. For these operations, currency translation adjustments arising from a change in the rate of exchange between the functional currency and the U.S. dollar are accumulated in a separate component of shareholders’ equity. In addition, transaction gains and losses arising from a change in exchange rates for transactions denominated in a currency other than the functional currency of the entity are reflected in other non-operating expense (income).

Revenues from index-linked investment products represented approximately 16.3% and 16.9% of operating revenues for the fiscal years ended November 30, 2009 and 2008, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a significant percentage of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British Pounds, Japanese Yen and a limited number of other non-U.S. dollar currencies. For the fiscal years ended November 30, 2009 and 2008, approximately 12.3% and 14.1%, respectively, of our operating revenues were invoiced in currencies other than U.S. dollars. For the fiscal year ended November 30, 2009, 46.2% of our foreign currency revenues were in Euros, 39.4% were in Japanese Yen and 12.6% were in British Pounds. For the fiscal year ended November 30, 2008, 46.3% of our foreign currency revenues were in Euros, 30.2% were in Japanese Yen and 20.5% were in British Pounds.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 35.0% and 27.5% of our operating expenses for the fiscal years ended November 30, 2009 and 2008, respectively, were denominated in foreign currencies, the significant majority of which were denominated in Swiss Francs, British Pounds, Hong Kong Dollars, Euros, Japanese Yen, Indian Rupee and Hungarian Forint. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, a loss resulted from the devaluation of the value of the functional currency. As a result of these positions, we recognized foreign currency exchange losses of $0.4 million for the fiscal year ended November 30, 2009. These losses on foreign currency exchange were primarily due to the strengthening of the U.S. dollar. We do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency.

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

•

Soft Dollars—Approximately 8%, 12% and 13% of our revenues were paid through soft dollar arrangements for the fiscal years ended November 30, 2009, 2008 and 2007, respectively. U.S. clients accounted for 73%, 62% and 68% of total soft dollar revenues for the fiscal years ended November 30, 2009, 2008 and 2007, respectively. On July 18, 2006, the SEC issued Interpretive Release No. 34-54165, which became effective on July 24, 2006. The release provides guidance on asset managers’ use of client commissions to pay for brokerage and research services within the scope of Section 28(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Interpretive Release outlines a framework for determining what types of research services fall within the safe harbor provisions of that section. Market participants had a six-month grace period that ended on January 24, 2007 to bring their soft dollar practices into compliance with the new guidance. We rely on our clients to determine whether our products fall within the description of eligible research services, whether our products provide lawful and appropriate assistance to the money manager in undertaking investment decisions, and whether the commissions are reasonable in relation to the value of the products provided for their particular business in the U.S. and abroad. If clients decide they cannot or will not pay for our products through soft dollar arrangements, or if additional rules are issued or certain interpretations are followed that narrow the definition of research or brokerage services that can be paid for on behalf of a money manager through use of soft dollars in the U.S. or abroad or the safe harbor provisions of Section 28(e) of the Exchange Act are eliminated, our revenues could decrease.

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

On November 14, 2007, we entered into the $500.0 million Credit Facility. See “Item 1.—Business—The Separation of MSCI from Morgan Stanley—Credit Facility” and “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” As of November 30, 2009, we had $380.5 million of indebtedness under the Credit Facility ($338.2 million in long term debt and $42.3 million in current maturities), cash and cash equivalents of $176.0 million and $295.3 million in short-term investments.

The Credit Facility is guaranteed on a senior secured basis by each of our direct and indirect wholly-owned domestic subsidiaries and secured by a valid and perfected first priority lien and security interest in substantially all of the shares of the capital stock of our present and future domestic subsidiaries and up to 65% of the shares of capital stock of our foreign subsidiaries, substantially all of our and our domestic subsidiaries’ present and future property and assets and the proceeds thereof. In addition, the Credit Facility contains restrictive covenants that limit our ability and our existing future subsidiaries’ abilities to, among other things, incur liens; incur additional indebtedness; make or hold investments; make acquisitions, merge, dissolve, liquidate, consolidate with or into another person; sell, transfer or dispose of assets; pay dividends or other distributions in respect of our capital stock; change the nature of our business; enter into any transactions with affiliates other than on an arm’s length basis (except as described in “Item 1.—Business—The Separation of MSCI from Morgan Stanley”); and prepay, redeem or repurchase debt.

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

The development, maintenance and support of our products is dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees. Accordingly, the success of our business depends to a significant extent upon the continued service of our executive officers and other key management, research, sales and marketing, information technology and other technical personnel. Although we do not believe that we are dependent upon any individual employee, the loss of a group of our key professional employees could have a material adverse effect on our business, financial condition or results of operations. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, research, sales and marketing, information technology, software engineering and other technical personnel. Competition for such personnel worldwide is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. Additionally, in connection with our IPO, we issued founders grants to some of our employees and as these awards vest their effectiveness as a retention tool diminishes. If the equity incentive plans that we currently have in place do not adequately compensate our key employees or are not competitive, we may lose key personnel. If we fail to attract and retain the necessary qualified personnel our products may suffer, which could have a material adverse effect on our business, financial condition or results of operations.

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

Certain events could lead to interruptions in our operations, which may materially adversely affect our business, financial condition or results of operations.

Our operations depend on our ability to protect our equipment and the information stored in our databases against fires, floods, earthquakes and other natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, terrorist attacks on sites where we or our clients are located, and other events. We also depend on accessible office facilities for our employees in order for our operations to function properly. There is no assurance that the business continuity plans that we have sufficiently cover or reduce the risk of interruption in our operations caused by these events.

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

Although we currently estimate that the total cost of developing and implementing our business continuity plans will not have a material impact on our business, financial condition or results of operations, we cannot provide any assurance that our estimates regarding the timing and cost of implementing these plans will be accurate.

We are subject to political, economic, legal, operational, franchise and other risks as a result of our international operations, which could adversely impact our businesses in many ways.

As we continue to expand our international operations, we increase our exposure to political, economic, legal, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability. We have established and intend to further grow our presence in the Middle East, Asia, Africa, Eastern Europe and Latin America. In the last few years, we have opened offices in Budapest, Dubai, Monterrey, Mumbai and Shanghai. As of November 30, 2009, 43.1% of our employees were located in emerging market centers compared to 28.0% as of November 30, 2008. In many countries, the laws and regulations applicable to the financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally.

We may incur unanticipated costs in connection with establishing and maintaining offices in emerging market locations.

Our plans call for us to continue to increase the proportion of our employees in emerging market locations. The cost of establishing and maintaining these offices, including costs related to information technology infrastructure, as well as the costs of attracting, training and retaining employees in these locations may be higher, or may increase at a faster rate, than we anticipate which could have a material adverse effect on our business, financial condition or results of operations.

We may have exposure to additional tax liabilities.

As a global corporation, we are subject to income taxes as well as non-income based taxes, in the United States and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities.

Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. To the extent we are required to pay amounts in excess of our reserves, such differences could have a material adverse effect on our statement of income for a particular future period. In addition, an unfavorable tax settlement could require use of our cash and result in an increase in our effective tax rate in the period in which such resolution occurs.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities.

Risks Related to Our Separation from Morgan Stanley

Our historical financial results for the periods before our separation from Morgan Stanley are derived from our results as a subsidiary of Morgan Stanley and include allocated costs for functions historically provided by Morgan Stanley and therefore may not be representative of our results as a stand-alone company and may not be a reliable indicator of our future results.

Our historical financial information for the periods before our separation from Morgan Stanley do not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone company during those periods and may not be indicative of the results we will achieve over time as a stand-alone public company. The historical costs and expenses reflected in our consolidated financial statements include an allocation for certain corporate functions historically provided by Morgan Stanley, including portions of human resources, information technology, accounting, legal and compliance, tax, office space leasing, corporate services and treasury. These allocations were based on what we and Morgan Stanley considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. The historical information does not necessarily indicate what our results of operations, financial condition, cash flows or costs and expenses will be over time. For additional information, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 6.—Selected Consolidated Financial Data” and the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Since the completion of our IPO in November 2007, we have established our own financial, administrative and other support functions; including such functions that replace those services historically provided by Morgan Stanley and we cannot assure you that over time we will be able to operate our business as effectively or cost efficiently as Morgan Stanley.

Prior to our separation from Morgan Stanley, we relied on certain financial, administrative and other resources of Morgan Stanley to operate our business both domestically and internationally. We completed our IPO in November 2007 and as a result of our IPO, we began enhancing certain financial, legal and compliance, administrative, information technology and other support systems and processes or contracting with third parties to replace Morgan Stanley’s systems. In addition to replacing Morgan Stanley systems, we also created additional systems and processes. In May 2009, Morgan Stanley sold its remaining equity interest in us and we began operating as a stand-alone company.

For the fiscal years ended November 30, 2009, 2008 and 2007, expenses related to services provided by Morgan Stanley personnel were $1.7 million, $18.3 million and $26.4 million, respectively. As of May 22, 2009, Morgan Stanley no longer provided corporate functions for us and no additional expense allocations have been recorded by us since that date.

The systems and processes we have created or obtained to replace those provided by Morgan Stanley have been established within the last few years and may not be sufficient to meet our needs. Any failure or significant downturn in our financial or administrative policies and systems could have a material adverse effect on our business, financial condition or results of operations.

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

In connection with our IPO and separation from Morgan Stanley, we entered into agreements with Morgan Stanley where we agreed to indemnify Morgan Stanley for, among other things, certain past, present and future liabilities related to our business.

Pursuant to certain agreements we entered into with Morgan Stanley relating to the ongoing provision of services and other matters, we agreed to indemnify Morgan Stanley for, among other matters, certain past, present and future liabilities related to our business. Such liabilities include certain unknown liabilities, which could be significant. See “Item 1—Business—The Separation of MSCI from Morgan Stanley.”

Risks Related to Ownership of Our Class A Common Stock

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

Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could depress the market price of our class A common stock. This would include sales of our common stock underlying restricted shares of class A common stock and options to purchase shares of class A common stock granted in connection with our IPO and pursuant to our equity incentive compensation plan.

As of November 30, 2009, 104,781,404 shares of our class A common stock were outstanding and freely tradable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.

In November 2007, we filed a registration statement registering under the Securities Act the 12,500,000 shares of class A common stock reserved for issuance in respect of incentive awards to our officers and certain of our employees pursuant to the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan and the 500,000 shares of class A common stock reserved for issuance in respect of equity awards made to our directors who are not employees of the Company or Morgan Stanley pursuant to the MSCI Independent Directors’ Equity Compensation Plan. As of November 30, 2009, we had issued 1,548,403 and 48,517 shares of class A common stock under the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan and MSCI Independent Directors’ Equity Compensation Plan, respectively.

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

Section 203 of the General Corporation Law of the State of Delaware prohibits a person who acquires more than 15% but less than 85% of all classes of our outstanding voting stock without the approval of our Board of Directors from merging or combining with us for a period of three years, unless the merger or combination is approved by a two-thirds vote of the shares not owned by such person. These provisions would apply even if the proposed merger or acquisition could be considered beneficial by some shareholders.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our class A common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that a premium would be paid for your class A common stock in an acquisition.

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

Our corporate headquarters are located in New York, New York. This is also our largest sales office and one of our main research centers. As of November 30, 2009, our principal offices consisted of the following leased properties:

Location	Square Feet	Expiration Date
New York, New York	42,400	December 31, 2014
Berkeley, California	34,178	December 31, 2019
Mumbai, India	32,220	August 8, 2017
Budapest, Hungary	18,337	February 28, 2014
London, England	14,485	June 23, 2010
Geneva, Switzerland	11,883	March 31, 2019
Hong Kong, China	9,971	January 31, 2015
Monterrey, Mexico	8,607	March 31, 2020
Tokyo, Japan	4,290	August 31, 2010

As of November 30, 2009, we also leased sales and client support offices in the following locations: Boston, Massachusetts, Cape Town (Newlands), South Africa; Chicago, Illinois; Dubai, United Arab Emirates; Frankfurt, Germany; Milan, Italy; Paris, France; Stamford, Connecticut; San Francisco, California; Sao Paulo, Brazil; Shanghai, China; and Sydney, Australia.

We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

On December 17, 2009, we signed a new lease for increased office space in Shanghai, China effective for a 3-year period beginning March 8, 2010. On December 21, 2009, we signed an agreement for a lease to replace our existing office space in London, England effective for a 10-year period beginning March 1, 2010.

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

Stock Price and Dividends

Our class A common stock has traded on the New York Stock Exchange since November 15, 2007 under the symbol “MXB.” Prior to that time, there was no public market for our common stock. As of November 30, 2009, there were approximately 433 shareholders of record of our class A common stock. The following table sets forth the high and low closing sales prices per share of our class A common stock from December 1, 2007 through November 30, 2009.

Fiscal years ended November 30,	High	Low
2009
First Quarter	$18.65	$14.69
Second Quarter	23.64	13.20
Third Quarter	30.55	22.47
Fourth Quarter	33.60	25.98

2008
First Quarter	$38.40	$26.63
Second Quarter	37.34	23.57
Third Quarter	37.59	29.64
Fourth Quarter	29.62	11.88

On January 25, 2010, the closing price of our class A common stock on the New York Stock Exchange was $30.39.

Our class B common stock is neither listed nor publicly traded. As of January 25, 2010, there were no shareholders of record of our class B common stock.

Dividend Policy

We declared and paid dividends prior to the IPO. We do not, however, intend to pay any dividends in the foreseeable future and intend to retain all available funds for use in the operation and expansion of our business, including growth through acquisitions. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, business conditions, corporate law requirements and other factors. In addition, our Credit Facility contains restrictions on the payment of dividends. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

On November 2, 2007 and November 5, 2007, our shareholders and Board of Directors approved, respectively, the implementation of the MSCI 2007 Equity Incentive Compensation Plan. On April 8, 2008, our shareholders approved the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan. The MSCI Amended and Restated 2007 Equity Incentive Compensation Plan permits the Compensation Committee to make grants of a variety of equity based awards (such as stock, restricted stock, stock units and options) totaling up to 12.5 million shares to eligible recipients, including employees and consultants. No awards under this plan are permitted after November 2, 2017.

The following table sets forth certain information with respect to our equity compensation plans as of November 30, 2009:

	Number of Securities to be Issued Upon Vesting of Restricted Stock Units and Exercise of Outstanding Options a	Weighted Average Unit Award Value of Restricted Stock Units and Weighted-Average Exercise Price of Outstanding Options b	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) c
Equity Compensation Plans Approved by Security Holders
MSCI Independent Directors’ Equity Compensation Plan(1)	8,773	$20.31	442,710
MSCI Amended and Restated 2007 Equity Incentive Compensation Plan	3,895,655	$17.68	7,666,457

Total	3,904,428	$17.69	8,109,167

(1)	The MSCI Independent Directors’ Equity Compensation Plan does not authorize the issuance of options to purchase MSCI common stock.

Stock Repurchases

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the quarter ended November 30, 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (September 1, 2009-September 30, 2009) Employee Transactions(1)	11,534	$29.18	N/A	N/A
Month #2 (October 1, 2009-October 31, 2009) Employee Transactions(1)	2,723	$26.92	N/A	N/A
Month #3 (November 1, 2009-November 30, 2009) Employee Transactions(1)	538,897	32.22	N/A	N/A

Total Employee Transactions(1)	553,154	$32.13	N/A	N/A

(1)	Includes shares purchased to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units and/or upon the exercise of employee stock options. The value of the shares purchased was determined using the fair market value of the Company’s class A common shares on the date of purchase, using a valuation methodology established by the Company.

Recent Sales of Unregistered Securities.

None.

Use of Proceeds from Sale of Registered Securities

None.

25 MONTH STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholders return on our class A common stock, the Standard & Poor’s 500 Stock Index and the NYSE Composite Index since November 15, 2007 assuming an investment of $100 at the closing price on November 15, 2007. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the class A common stock. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	For the Years Ended November 30,
	2009	2008	2007
MSCI Inc.	$117	$59	$106
S&P 500	$76	$62	$102
NYSE Composite Index	$73	$58	$102

Item 6.	Selected Consolidated Financial Data

Our selected consolidated financial data for the periods presented should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

The selected consolidated statements of income data for the fiscal years ended November 30, 2009, 2008, and 2007 and the selected consolidated financial condition data as of November 30, 2009 and 2008 are derived from our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Our consolidated financial statements for the years ended November 30, 2009, 2008 and 2007 have been audited and reported upon by an independent registered public accounting firm. The selected consolidated statement of income data for the fiscal years ended November 30, 2006 and 2005 and the selected consolidated statement of financial condition data as of November 30, 2007, 2006 and 2005 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The selected financial information presented below may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a stand-alone company during the periods presented.

	For the fiscal years ended November 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Operating revenues	$442,948	$430,961	$369,886	$310,698	$278,474
Total operating expenses	291,956	295,171	239,927	227,649	205,567

Operating income	150,992	135,790	129,959	83,049	72,907
Other expense (income), net	19,721	26,147	(3,333)	(16,420)	(7,990)
Provision for income taxes	49,920	41,375	52,181	36,097	30,449

Income before discontinued operations and cumulative effect of change in accounting principle	81,801	68,268	81,111	63,372	50,448
Income from discontinued operations	—	—	—	8,073	3,793
Cumulative effect of change in accounting principle	—	—	—	—	313

Net income	$81,801	$68,268	$81,111	$71,445	$54,554

Earnings per basic common share:
Continuing operations	$0.81	$0.68	$0.96	$0.76	$0.60
Discontinued operations	—	—	—	0.10	0.05
Cumulative effect of change in accounting principle	—	—	—	—	—

Earnings per basic common share	$0.81	$0.68	$0.96	$0.85	$0.65

Earnings per diluted common share:
Continuing operations	$0.80	$0.67	$0.96	$0.76	$0.60
Discontinued operations	—	—	—	0.10	0.05
Cumulative effect of change in accounting principle	—	—	—	—	—

Earnings per diluted common share	$0.80	$0.67	$0.96	$0.85	$0.65

Weighted average shares outstanding used in computing earnings per share
Basic	100,607	100,037	84,608	83,900	83,900

Diluted	102,475	101,194	84,624	83,900	93,900

Operating margin	34.1%	31.5%	35.1%	26.7%	26.2%

Cash and cash equivalents	$176,024	$268,077	$33,818	$24,362	$23,411
Short-term investments	$295,304	$—	$—	$—	$—
Cash deposited with related parties	$—	$—	$137,625	$330,231	$252,882
Trade receivables (net of allowances)	$77,180	$85,723	$77,748	$62,337	$74,765
Goodwill and intangible assets, net of accumulated amortization	$561,812	$587,530	$616,030	$642,383	$668,539
Deferred revenue	$152,944	$144,711	$125,230	$102,368	$87,952
Current maturities of long-term debt	$42,088	$22,086	$22,250	$—	$—
Long-term debt, net of current maturities	$337,622	$379,709	$402,750	$—	$—
Total shareholders’ equity	$507,056	$286,382	$200,021	$825,712	$757,217
Total assets	$1,200,269	$1,015,048	$904,679	$1,112,775	$1,047,519

Numbers may not total due to rounding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global provider of investment decision support tools, including indices and portfolio risk and performance analytics for use by institutions in managing equity, fixed income and multi-asset class portfolios. Our flagship products are our global equity indices marketed under the MSCI brand and our equity portfolio analytics marketed under the Barra brand. Our products are used in many areas of the investment process, including portfolio construction and optimization, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, investment manager selection and investment research.

Our clients include asset owners such as pension funds, endowments, foundations, central banks and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; and financial intermediaries such as broker-dealers, exchanges, custodians and investment consultants. As of November 30, 2009, we had over 3,100 clients across 67 countries. We had 21 offices in 15 countries to help serve our diverse client base, with approximately 51.4% of our revenue from clients in the Americas, 31.6% in Europe, the Middle East and Africa (“EMEA”), 9.4% in Japan and 7.6% in Asia-Pacific (not including Japan), based on the fiscal year ended November 30, 2009 revenues.

Our principal sales model is to license annual, recurring subscriptions to our products for use at specified locations by a given number of users for an annual fee paid up front. The substantial majority of our revenues come from these annual, recurring subscriptions. Over time, as their needs evolve, our clients often add product modules, users and locations to their subscriptions, which results in an increase in our revenues per client. Additionally, a significant source of our revenues comes from clients who use our indices as the basis for index-linked investment products such as ETFs. We also derive revenues from certain institutional clients that use our indices as the basis for passively managed retail and institutional indexed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We also generate a limited amount of our revenues from certain exchanges that use our indices as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades.

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

To maintain and accelerate our revenue and operating income growth, we will continue to invest in and expand our operating functions and infrastructure, including new sales and client support staff and facilities in locations around the world and additional staff and supporting technology for our research and our data operations and technology functions and our general and administrative functions. At the same time, managing and controlling our operating expenses is very important to us and a distinct part of our culture. Over time, our goal is to keep the rate of growth of our operating expenses below the rate of growth of our revenues allowing us to expand our operating margins. However, at times, because of significant market opportunities, it may be more important for us to invest in our business in order to support increased efforts to attract new clients and to develop new product offerings, rather than emphasize short-term operating margin expansion. Furthermore, in some periods our operating expense growth may exceed our operating revenue growth due to the variability of revenues from several of our products, including our equity indices licensed as the basis of ETFs.

Business Environment

Beginning in the second half of 2008, various sectors of the global financial market were adversely affected by a market environment that included illiquidity and widening credit spreads, unprecedented market volatility, and changes in interest rates, foreign exchange rates, investor participation levels and legal and regulatory, accounting, tax and compliance requirements. The conditions in the financial markets also began to impact our business particularly with respect to our equity index asset based fees due to declines in the value of assets in ETFs linked to our products and our revenues from our equity portfolio analytics due to the closure of dedicated quant funds, both standalone and within traditional asset managers, and quantitative teams which support fundamental money managers.

For the fiscal year ended November 30, 2009 (“fiscal year 2009”), our revenues related to equity index asset based fees increased as the value of the assets in ETFs linked to our products recovered from the relatively low balances experienced at the end of the fiscal year ended November 30, 2008 (“fiscal year 2008”) and the first half of fiscal year 2009, asset inflows increased, the number of new ETFs linked to our products increased and we applied minimum fee provisions to certain of our ETF licenses. However, because the vast majority of our revenues results from granting licenses to clients in the financial services industry, including asset managers, broker-dealers, exchanges and other institutional clients many of whom have not recovered as quickly or strongly as the equity markets, the performance of our subscription products remains under pressure, most notably subscriptions to our equity portfolio analytics products.

We do not believe that our liquidity has been affected by the events in the global financial markets. See “—Liquidity and Capital Resources—Cash Flows” below.

Key Financial Metrics and Drivers

Revenues

Our principal sales model is to license annual, recurring subscriptions to our products for use at specified locations by a given number of client users for an annual fee paid upfront. The substantial majority of our revenues come from these annual, recurring subscriptions. These fees are recorded as deferred revenues on our consolidated statement of financial condition and are recognized each month on our income statement as the service is rendered. Over time, as their needs evolve, our clients often add product modules, users and locations to their subscriptions, which results in an increase in our revenues per client. Additionally, a significant source of our revenues comes from clients who use our indices as the basis for certain index-linked investment products such as ETFs, passive mutual funds and structured products. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets.

We group our revenues into the following four product categories:

Equity Indices

This category includes fees from MSCI equity index data subscriptions, fees based on assets in investment products linked to our equity indices, fees from non-recurring licenses of our equity index historical data and fees from custom MSCI indices. We also generate a limited amount of revenues from license fees for the use of our intellectual property based on the trading volume of futures and options contracts linked to our indices.

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

Other Products

This category includes revenues from three types of products: energy and commodity asset valuation analytics, fixed income analytics and investable hedge fund indices. The last remaining investable hedge fund indices license was terminated in fiscal year 2009.

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of our total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as our “Run Rate.” The Run Rate at a particular point in time represents the forward-looking fees for the next 12 months from all subscriptions and investment product licenses we currently provide to our clients under renewable contracts assuming all contracts that come up for renewal are renewed and assuming then-current exchange rates. For any license where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects an annualization of the most recent periodic fee earned under such license. The Run Rate does not include fees associated with non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal during the period and we have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date.

Because the Run Rate represents potential future fees, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and non-recurring sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset-based fees, which may result from market movements or from investment inflows into and outflows from investment products linked to our indices;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indices;

•	price changes;

•	revenue recognition differences under U.S. GAAP; and

•	fluctuations in foreign exchange rates.

The following table sets forth our Run Rate as of the dates indicated and the percentage growth over the prior period:

	November 30,			Comparison of
				November 30, 2009 to 2008	November 30, 2008 to 2007
	2009	2008	2007
	(in thousands)
Run Rates
Equity indices
Subscription	$185,787	$170,992	$141,560	8.7%	20.8%
Asset based fees	95,301	51,596	76,467	84.7%	(32.5%)

Equity Indices total	281,088	222,588	218,027	26.3%	2.1%
Equity portfolio analytics	118,487	129,168	124,668	(8.3%)	3.6%
Multi-asset class analytics	40,401	35,105	29,243	15.1%	20.0%
Other	20,597	21,079	23,021	(2.3%)	(8.4%)

Total Run Rate	$460,573	$407,940	$394,959	12.9%	3.3%

Subscription total	365,272	354,964	313,429	2.9%	13.3%
Asset based fees total	95,301	52,976	81,530	79.9%	(35.0%)

Total Run Rate	$460,573	$407,940	$394,959	12.9%	3.3%

Changes in Run Rate between periods reflect increases from new subscriptions, decreases from cancellations, increases or decreases, as the case may be, from the change in the value of assets of investment products linked to MSCI indices, the change in trading volumes of futures and options contracts linked to MSCI indices, price changes and fluctuations in foreign exchange rates.

The following table sets forth our net new recurring subscription sales for the fiscal years ended:

	November 30,
	2009	2008	2007
	(in thousands)
New recurring subscription sales	$56,704	$76,918	$68,482
Subscription cancellations	(52,587)	(31,802)	(21,396)

Net new recurring subscription sales	$4,117	$45,116	$47,086

Retention Rates

Because subscription cancellations decrease our Run Rate and ultimately our operating revenues, other key metrics are our “Aggregate Retention Rate” and “Core Retention Rate,” which are collectively referred to as “Retention Rates.” The annual Aggregate Retention Rate represents the retained subscription Run Rate (beginning subscription Run Rate less actual cancels during the year) as a percentage of the subscription Run Rate at the beginning of the fiscal year. If a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation for purposes of calculating our Aggregate Retention Rate. Our Core Retention Rate is calculated in the same way as our Aggregate Retention Rate, except that the Core Retention Rate does not treat switches between products as a cancellation. Our Aggregate and Core Retention Rates are computed on a product-by-product basis. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction. We do not calculate Aggregate or Core Retention Rates for that portion of our Run Rate attributable to assets in investment products linked to our indices or to trading volumes of futures and options contracts linked to our indices. Aggregate and Core Retention Rates for a non-annual period reflect the annualization of the cancels recorded in the period.

The following table sets forth our Aggregate Retention Rates by product category for the periods indicated for the fiscal years ended November 30, 2009, 2008 and 2007:

	Equity Index	Equity Portfolio Analytics	Multi-Asset Class Analytics	Other(1)	Total
2009
Qtr Ended February 28,	94.9%	86.2%	92.0%	83.3%	90.8%
Qtr Ended May 31,	92.8%	82.0%	83.2%	88.3%	87.7%
Qtr Ended August 31,	91.4%	67.6%	73.9%	84.2%	80.6%
Qtr Ended November 30,	88.6%	78.9%	60.0%	77.7%	81.6%
Year Ended November 30,	91.9%	78.7%	77.3%	83.4%	85.2%

2008
Qtr Ended February 29,	98.0%	95.2%	98.6%	91.7%	96.6%
Qtr Ended May 31,	94.3%	88.9%	76.9%	96.1%	90.6%
Qtr Ended August 31,	95.6%	87.7%	91.1%	89.1%	91.6%
Qtr Ended November 30,	89.3%	69.6%	85.1%	80.8%	80.6%
Year Ended November 30,	94.3%	85.3%	87.9%	89.4%	89.9%

2007
Qtr Ended February 28,	97.3%	95.3%	92.7%	78.7%	94.8%
Qtr Ended May 31,	94.7%	95.8%	78.9%	89.6%	93.5%
Qtr Ended August 31,	95.8%	88.5%	95.4%	88.8%	92.3%
Qtr Ended November 30,	94.2%	85.3%	92.1%	85.0%	89.8%
Year Ended November 30,	95.5%	91.2%	89.8%	74.1%	91.8%

(1)	In fiscal year 2007, the annual Aggregate Retention Rate for the Other category is lower than the average of the quarterly Aggregate Retention Rates due to the decommissioning of our fixed income indices in the first quarter of 2007.

The following table sets forth our Core Retention Rates by product category for the periods indicated for the fiscal years ended November 30, 2009, 2008 and 2007:

	Equity Index	Equity Portfolio Analytics	Multi-Asset Class Analytics	Other(1)	Total
2009
Qtr Ended February 28,	95.0%	87.4%	92.0%	84.0%	91.3%
Qtr Ended May 31,	93.2%	83.5%	93.7%	89.6%	89.5%
Qtr Ended August 31,	92.2%	68.9%	77.5%	86.1%	81.9%
Qtr Ended November 30,	89.2%	79.2%	65.6%	81.7%	82.8%
Year Ended November 30,	92.4%	79.7%	82.2%	85.3%	86.4%

2008
Qtr Ended February 29,	98.1%	96.8%	98.6%	91.7%	97.2%
Qtr Ended May 31,	94.5%	91.8%	76.9%	96.1%	91.9%
Qtr Ended August 31,	96.0%	92.0%	93.7%	93.1%	94.1%
Qtr Ended November 30,	89.5%	80.5%	86.8%	83.6%	85.3%
Year Ended November 30,	94.5%	90.3%	89.0%	91.1%	92.1%

2007
Qtr Ended February 28,	98.1%	96.2%	92.7%	78.7%	95.5%
Qtr Ended May 31,	95.5%	96.6%	94.2%	91.3%	95.5%
Qtr Ended August 31,	96.0%	94.1%	95.4%	92.1%	94.9%
Qtr Ended November 30,	94.4%	86.7%	93.3%	85.0%	90.5%
Year Ended November 30,	96.0%	93.4%	93.9%	75.4%	93.3%

(1)	In fiscal year 2007, the annual Core Retention Rate for the Other category is lower than the average quarterly Core Retention Rates due to the decommissioning of our fixed income indices in the first quarter of 2007.

The quarterly Retention Rates are calculated by annualizing the actual cancellations recorded during the quarter. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Retention Rate for the quarter.

For example, in the fourth quarter of 2009, we recorded cancellations of $16.3 million. To derive the Aggregate Retention Rate for the fourth quarter, we annualized the actual cancellations during the quarter of $16.3 million to derive $65.2 million of annualized cancellations. This $65.2 million was then divided by the subscription Run Rate at the beginning of the year of $355.0 million to derive a cancellation rate of 18.4%. The 18.4% was then subtracted from 100.0% to derive an Aggregate Retention Rate of 81.6% for the fourth quarter.

For the calculation of the Core Retention Rate the same methodology was used except the amount of cancellations in the quarter was reduced by the amount of product swaps. For example, in the fourth quarter 2009 we had product swaps of $1.0 million which was subtracted from the $16.3 million of actual cancels to derive core cancels of $15.3 million. This $15.3 million was annualized to derive $61.0 million of annualized cancellations which was then divided by the beginning year Run Rate of $355.0 million to derive a cancellation rate of 17.2%. The 17.2% was then subtracted from 100.0% to derive the Core Retention Rate of 82.8% for the fourth quarter.

Retention Rates for the fiscal year ended November 30, 2009 remained depressed compared to prior years, reflecting the closure or merger of a number of our clients and the shutdown of quantitative funds and teams during the year. In the fiscal year ended November 30, 2009, 31.0% of our cancellations occurred in the fourth fiscal quarter. With the exception of the current year, Retention Rates generally have been higher during the first three quarters and lower in the fourth fiscal quarter where, on average, 40% of our subscription cancellations have occurred.

Our Relationship with Morgan Stanley

Prior to May 22, 2009, Morgan Stanley was our controlling shareholder. On May 22, 2009, Morgan Stanley completed the sale, pursuant to a secondary offering, of its remaining economic and voting interests in us. Prior to July 1, 2008, our consolidated financial statements were derived from the financial statements and accounting records of Morgan Stanley using the results of operations and bases of assets and liabilities of our business. From July 1, 2008 to May 22, 2009, certain tax, allocation and compensation and benefits related information had been derived from the financial statements and accounting records of Morgan Stanley. For the fiscal years ended November 30, 2009, 2008 and 2007, direct cost allocations related to services provided by Morgan Stanley were $1.7 million, $18.3 million and $26.4 million, respectively. These allocations were based on what we and Morgan Stanley considered to be reasonable reflections of the utilization levels of these services required in support of our business and are based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead.

Expenses

Compensation and benefits costs represent the majority of our expenses across all of our operating functions and typically have represented approximately 50% to 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting existing staff compensation and benefit increases and increased staffing levels. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit costs. As of November 30, 2009, the number of employees increased by 112 to 878 from 766 on November 30, 2008. We continued to increase our staff in emerging market centers during the fiscal year ended November 30, 2009. As of November 30, 2009, approximately 43.1% of our employees were located in emerging market centers compared to 27.9% as of November 30, 2008.

Information technology costs, market data, occupancy, third party consulting costs and, historically, expenses related to staff services provided by Morgan Stanley are also an important part of our expense base.

We group our operating expenses into four categories:

•	Cost of services,

•	Selling, general and administrative (“SG&A”),

•	Amortization of intangible assets, and

•	Depreciation and amortization of property, equipment and leasehold improvements.

In both the cost of services and SG&A expense categories, compensation and benefits represents the majority of our expenses. Other costs associated with the number of employees such as office space are included in both the cost of services and SG&A expense categories consistent with the allocation of employees to those respective areas.

Cost of Services

This category includes costs related to our research, data operations and technology, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy, market data fees, information technology and other miscellaneous costs. Prior to May 22, 2009, a portion of these costs were allocated to us by Morgan Stanley. The largest expense in this category is compensation and benefits. As such, it generally contributes to a majority of our expense increases from period to period, reflecting compensation increases for current staff and increased staffing levels.

Selling, General and Administrative

This category includes compensation and benefits costs for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology and corporate administration personnel. As with cost of services, the largest expense in this category is compensation and benefits. As such, it generally contributes to a majority of our expense increases from period to period, reflecting compensation increases for current staff and increased staffing levels. Other significant expenses were for occupancy, third party consulting costs and information technology. Prior to May 22, 2009, a portion of these costs were allocated to us by Morgan Stanley.

Amortization of Intangible Assets

This category consists of expenses related to amortizing intangible assets arising from the acquisition of Barra in June 2004. At the time of acquisition, the intangible assets had weighted average useful lives ranging from 1.5 to 21.5 years. Our intangible assets consist primarily of technology and software, trademarks and client relationships. At November 30, 2009, our intangible assets totaled $120.2 million, net of accumulated amortization.

Depreciation and amortization of property, equipment and leasehold improvements

This category consists of expenses related to depreciating the cost of furniture and fixtures, computer and communications equipment and leasehold improvements over the estimated useful life of the assets.

Other Expense (Income), net

This category consists primarily of interest we pay on our Credit Facility entered into on November 14, 2007 as well as interest we paid on payables to related parties, interest we collect on cash balances, foreign currency gains and losses, as well as other non-operating income and expense items.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe the estimates and judgments upon which we rely are reasonable based upon information available to us at the time these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, research and development and software capitalization, allowance for doubtful accounts, tax contingencies, impairment of long-lived assets and accrued compensation. If different assumptions or conditions were to be utilized, the results could be materially different from our reported results.

Revenue Recognition

Revenue related to our non-software-related recurring arrangements is recognized pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25, “Revenue Arrangements with Multiple Deliverables.” Under the provisions of ASC Subtopic 605-25, transactions with multiple elements should be considered separate units of accounting if all of the following criteria are met:

•	The delivered item has stand-alone value to the client,

•	There is objective and reliable evidence of the fair value of the undelivered item(s), and

•	If the arrangement includes a general right of return, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

We have signed subscription agreements with all of our clients that set forth the fees paid to us by the clients. Further, we regularly assess the receivable balances for each client. Our subscription agreements for non-software-related products include provisions that, among other things, allow clients, for no additional fee, to receive updates and modifications that may be made from time to time, for the term of the agreement, typically one year. As we currently do not have objective and reliable evidence of the fair value of the undelivered element of the transaction, we do not account for the delivered item as a separate element. Accordingly, we recognize revenue ratably over the term of the license agreement.

Our software-related recurring revenue arrangements do not require significant modification or customization of any underlying software applications being licensed. Accordingly, we recognize software revenues excluding the energy and commodity asset valuation analytics products, pursuant to the requirements of ASC Subtopic 985-605, “Software-Revenue Recognition.” In accordance with ASC Subtopic 985-605, we begin to recognize revenues from subscriptions, maintenance and client technical support, and professional services when all of the following criteria are met: (1) we have persuasive evidence of a legally binding arrangement, (2) delivery has occurred, (3) the client fee is deemed fixed or determinable, and (4) collection is probable.

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

For our energy and commodity asset valuation analytics products, we use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value if all undelivered elements exists. In virtually all of our contracts, the only element that remains undelivered at the time of delivery of the product is support. The fair value of support is determined based upon what the fees for the support are for clients who purchase support separately. Under the residual method, the fair value of the undelivered element is deferred and the remaining portion of the contract fee is recognized as product revenue. Support fees for these products are recognized ratably over the support period.

We apply SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” in determining revenue recognition related to clients that use our indices as the basis for certain index-linked investment products such as exchange traded funds or futures contracts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets under management or contract volumes. These fees are calculated based upon estimated assets in the investment product or contract volumes obtained either through independent third-party sources or the most recently reported information of the client.

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

Research and Development and Software Capitalization

We account for research and development costs in accordance with several accounting pronouncements, including ASC Subtopic 730-10, “Research and Development,” and ASC Subtopic 985-730, “Software-Research and Development.” ASC Subtopic 730-10 requires that research and development costs generally be expensed as incurred. ASC Subtopic 985-730 specifies that costs incurred in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to clients. Judgment is required in determining when technological feasibility of a product is established. Costs incurred after technological feasibility is established have not been material, and accordingly, we have expensed all research and development costs when incurred. Research and development costs for the fiscal years ended November 30, 2009, 2008 and 2007 were approximately $53.0 million, $56.5 million and $57.0 million, respectively.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded when it is probable and estimable that a receivable will not be collected. The allowance for doubtful accounts was approximately $0.8 million at November 30, 2009, $0.7 million at November 30, 2008, and $1.6 million at November 30, 2007. Changes in the allowance for doubtful accounts from November 30, 2006 to November 30, 2009 were as follows:

Amount
(in thousands)
Balance as of November 30, 2006	$1,588
Addition to provision	119
Amounts written off	(123)

Balance as of November 30, 2007	1,584
Recovery of bad debt	(817)
Amounts written off	(55)

Balance as of November 30, 2008	712
Addition to provision	977
Amounts written off	(842)

Balance as of November 30, 2009	$847

Tax Contingencies

Prior to May 3, 2008, we were a member of the Morgan Stanley consolidated group and our taxable income was included in the consolidated U.S. federal income tax return of Morgan Stanley as well as in returns filed by Morgan Stanley with certain state and local taxing jurisdictions. After May 2, 2008, upon the disposition by Morgan Stanley of a portion of its equity interest in us, we were no longer eligible to join in the filing of a consolidated federal income tax return with Morgan Stanley. We have filed and will continue to file our consolidated U.S. federal income tax return as a taxable group separate from Morgan Stanley. Our foreign income tax returns have been filed on a separate company basis. Our federal and foreign income tax liability has been computed and presented in the consolidated financial statements as if we were a separate taxpaying entity in the periods presented. The state and local liability presented in these statements reflects the fact that we are included in certain filings of Morgan Stanley through May 22, 2009, when Morgan Stanley disposed of its remaining equity interest in us, and that our tax liability is affected by the attributions of the Morgan Stanley group. We will continue to file certain state income tax returns with Morgan Stanley on a consolidated, combined, or unitary basis under applicable state law through May 22, 2009. After May 22, 2009, we are no longer eligible for inclusion in any state or local consolidated, combined, or unitary return filed by Morgan Stanley and, going forward, we will be filing the relevant state income tax returns as a separate taxable group.

Although management believes that the judgments and estimates discussed in this Annual Report on Form 10-K are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. We regularly assess the likelihood of additional assessments in each of the taxing jurisdictions in which we are required to file income tax returns. We have recorded additional tax expense related to open tax years, which we believe is adequate in relation to the potential for assessments. These amounts have been recorded in other non-current liabilities on the Consolidated Statement of Financial Condition. We believe the resolution of tax matters will not have a material effect on our consolidated financial condition. However, to the extent we are required to pay amounts in excess of our reserves, a resolution could have a material impact on our consolidated statement of income for a particular future period. In addition, an unfavorable tax settlement could require use of our cash and result in an increase in our effective tax rate in the period in which such resolution occurs.

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

Accrued Compensation

We make significant estimates in determining our accrued non-stock based compensation and benefits expenses. A significant portion of our employee incentive compensation programs are discretionary. Each year end we determine the amount of discretionary cash bonus pools. We also review compensation and benefits expenses throughout the year to determine how overall performance compares to management’s expectations. We take these and other factors, including historical performance, into account in reviewing accrued discretionary cash compensation estimates quarterly and adjusting accrual rates as appropriate. Changes to these factors could cause a material increase or decrease in the amount of expense that we report in a particular period. Accrued non stock-based compensation and related benefits as of November 30, 2009 was $59.9 million.

Results of Operations

Fiscal Year Ended November 30, 2009 Compared to Fiscal Year Ended November 30, 2008

	For the Fiscal Years Ended November 30,
	2009	2008	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$442,948	$430,961	$11,987	2.8%
Operating expenses:
Cost of services	118,665	123,390	(4,725)	(3.8%)
Selling, general and administrative	135,780	138,311	(2,531)	(1.8%)
Amortization of intangible assets	25,554	28,500	(2,946)	(10.3%)
Depreciation and amortization of property, equipment and leasehold improvements	11,957	4,970	6,987	140.6%

Total operating expenses	291,956	295,171	(3,215)	(1.1%)

Operating income	150,992	135,790	15,502	11.2%
Other expense, net	19,271	26,147	(6,876)	(26.3%)
Provision for income taxes	49,920	41,375	8,545	20.7%

Net income	$81,801	$68,268	$13,533	19.8%

Earnings per basic common share	$0.81	$0.68	$0.13	19.1%

Earnings per diluted common share	$0.80	$0.67	$0.13	19.4%

Operating margin	34.1%	31.5%

Operating Revenues

	For the Fiscal Years Ended November 30,		Increase/(Decrease)
	2009	2008
	(in thousands)
Equity indices:
Equity index subscriptions	$188,327	$169,817	$18,510	10.9%
Equity index asset based fees	71,300	69,679	1,621	2.3%

Total equity indices	259,627	239,496	20,131	8.4%
Equity portfolio analytics	123,278	132,398	(9,120)	(6.9%)
Multi-asset class portfolio analytics	37,591	34,797	2,794	8.0%
Other products	22,452	24,270	(1,818)	(7.5%)

Total operating revenues	$442,948	$430,961	$11,987	2.8%

Total operating revenues for the fiscal year ended November 30, 2009 increased 2.8% to $442.9 million compared to $431.0 million for the fiscal year ended November 30, 2008. The increase was comprised of a $10.4 million increase in subscription revenues and a $1.6 million increase in equity index asset based fees. Subscription revenues consist of our revenues related to equity index subscriptions, equity portfolio analytics, multi-asset class portfolio analytics and other products. Our revenues are impacted by changes in exchange rates primarily as they related to the U.S. dollar. Using exchange rates for the same period of the prior year, our revenues for fiscal year 2009 would have been higher by $1.4 million had the U.S. dollar not strengthened relative to the prior year.

Revenues related to equity indices increased $20.1 million, or 8.4%, to $259.6 million in fiscal year 2009 compared to fiscal year 2008. Revenues from the equity index subscriptions sub-category were up 10.9% to $188.3 million during the current period with strength across all regions. This growth was led by increases in our emerging market, small cap, and developed market index modules as well as increases in our derivative product licenses fees and user fees, which more than offset a decline in fees for historical index data.

Revenues attributable to equity index asset based fees sub-category increased 2.3% to $71.3 million in fiscal year 2009 compared to $69.7 million in the same period in 2008 led by growth in our ETF asset based fee revenues. Growth in the total number of listed ETFs from 167 in fiscal year 2008 to 268 in fiscal year 2009 helped us offset the modest decline in the average value of assets in ETFs linked to MSCI equity indices of 3.3%, decreasing from $164.5 billion for fiscal year 2009 compared to $170.2 billion for fiscal year 2008. As of November 30, 2009, the value of assets in ETFs linked to MSCI equity indices was $234.2 billion, representing an increase of $115.2 billion, or 96.8%, from $119.0 billion as of November 30, 2008. We estimate that the year-over-year increase in the value of assets in ETFs linked to MSCI equity indices was attributable to net asset appreciation of $66.7 billion and net asset inflows of $48.5 billion.

The two MSCI indices with the largest amount of ETF assets linked to them as of November 30, 2009 were the MSCI Emerging Markets and MSCI EAFE Indices. The values of assets linked to these indices were $63.3 billion and $39.6 billion, respectively. The third largest value of assets linked to MSCI indices was $12.9 billion for both the MSCI U.S. Broad Market and Brazil Indices.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

	Quarter Ended
	2009				2008
	November 30,	August 31,	May 31,	February 28,	November 30,	August 31,	May 31,	February 29,
	(amounts in billions)
AUM in ETFs linked to MSCI Indices	$234.2	$199.2	$175.9	$107.8	$119.0	$166.3	$199.6	$179.2

Sequential Change in Value
Market Appreciation/(Depreciation)	$18.0	$20.1	$42.2	$(13.6)	$(63.2)	$(31.2)	$9.9	$(15.2)
Cash Inflow/(Outflow)	17.0	3.2	25.9	2.4	15.9	(2.1)	10.5	2.7

Total Change	$35.0	$23.3	$68.1	$(11.2)	$(47.3)	$(33.3)	$20.4	$(12.5)

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the quarters ended in the months indicated:

	Quarterly Average
	2009				2008
	November 30,	August 31,	May 31,	February 28,	November 30,	August 31,	May 31,	February 29,
	(amounts in billions)
AUM in ETFs linked to MSCI Indices	$216.8	$180.3	$134.7	$126.4	$134.9	$178.3	$184.4	$183.2

Source: Bloomberg and MSCI

The value of the assets in ETFs linked to our equity indices as of the last day of the month and the monthly average balance for the prior 12 months can be found under the link “AUM in ETFs Linked to MSCI Indices” on our website at http://ir.msci.com at the end of the second business day following the end of the month. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.

Revenues related to equity portfolio analytics products decreased $9.1 million, or 6.9%, to $123.3 million in fiscal year 2009 compared to $132.4 million in fiscal 2008. This decrease reflects lower levels of new subscriptions and lower Retention Rates. Within equity portfolio analytics, Aegis revenue declined $8.3 million, or 9.2%, to $82.1 million, while Models Direct, our proprietary risk data accessed directly, and Barra on Vendors, our proprietary risk data product accessed through vendors, declined $0.8 million, or 1.9%, to $41.2 million. The difficult economic environment affected a number of our clients and led to lower Retention Rates than in the recent past.

Revenues related to multi-asset class portfolio analytics increased $2.8 million, or 8.0%, to $37.6 million in fiscal year 2009 compared to $34.8 million in fiscal year 2008. This reflects an increase of $4.8 million, or 19.0%, to $29.7 million for BarraOne and a decrease of $2.0 million, or 19.9%, to $7.9 million for TotalRisk. TotalRisk is being decommissioned with its existing users being given the opportunity to transition to BarraOne. Revenues in this category rose in all client types except for hedge funds.

Revenues from other products decreased $1.8 million, or 7.5%, to $22.5 million for fiscal year 2009 compared to fiscal year 2008. This reflects declines of $2.1 million, or 70.6%, to $0.9 million, in our asset based fees from investment products linked to MSCI investable hedge fund indices, a line of business from which we are exiting, and a decrease of $0.6 million, or 9.7%, to $6.1 million for fixed income analytics. These decreases were partially offset by an increase of $0.9 million, or 6.3%, to $15.2 million for our energy and commodity analytics products.

Operating Expenses

Operating expenses decreased 1.1% to $292.0 million in fiscal year 2009 compared to $295.2 million in fiscal year 2008. The decrease reflects lower staff costs allocated from Morgan Stanley, reduced third party consulting costs, as well as reduced amortization of our intangible assets, partially offset by increases in costs for compensation and benefits, depreciation, market data and insurance. Our operating expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Using exchange rates for the same period of the prior year, our operating expense in fiscal year 2009 would have been higher by $9.4 million had the U.S. dollar not strengthened relative to the prior year.

The following table sets forth the compensation and benefits and non-compensation expenses for the periods indicated:

	For the Fiscal Year Ended November 30,
	2009	2008	Increase/(Decrease)
	(in thousands)
Compensation and benefits expenses	$180,470	$170,036	$10,434	6.1%
Non-compensation expenses	111,486	125,135	(13,649)	(10.9%)

Total operating expenses	$291,956	$295,171	$(3,215)	(1.1%)

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and have typically represented approximately 50% to 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of November 30, 2009, the number of employees increased 112 to 878 from 766 on November 30, 2008. As of November 30, 2009, approximately 54.0% and 46.0% of our employees perform duties attributable to the cost of services and SG&A categories, respectively. During fiscal year 2009, we continued to increase our staff in emerging market centers. As of November 30, 2009, approximately 43.1% of our employees were located in emerging market centers compared to 27.9% as of November 30, 2008.

In fiscal year 2009, compensation and benefits costs were $180.5 million, an increase of 6.1% compared to $170.0 million in fiscal year 2008. The increase reflects $5.1 million in stock based compensation costs, $2.9 million in costs related to current staff and increased staffing levels, $1.3 million in costs associated with employee separation agreements and $1.1 million in retirement benefit costs.

Stock based compensation expense for fiscal year 2009 was $34.9 million compared to $29.8 million in fiscal year 2008. For fiscal year 2009, stock based compensation consisted of $26.6 million for founders grant, $5.2 million for retirement eligible employees and $3.1 million for restricted stock units granted as a component of the 2008 annual bonus. For fiscal year 2008, stock based compensation consisted of $25.6 million for founders grant and $4.2 million for retirement eligible employees. The increase in the expense related to the founders grant is primarily attributable to accelerated vesting of awards for certain terminated employees and adjustments to the estimated rates of forfeiture. In fiscal year 2008, there was no non-full-career stock based compensation expense associated with the 2008 annual bonus. In November 2009, the first tranche of the founders grant award, representing 50% of the value of the award, vested. As a result, stock based compensation expense associated with the founders grant will decrease in the years ended November 30, 2010 and 2011.

Non-compensation expense for the fiscal year 2009 was $111.5 million compared to $125.1 million for fiscal year 2008. The decrease reflects $16.5 million related to lower staff costs allocated from Morgan Stanley, $4.4 million less in costs incurred for third party consulting, and a $2.9 million reduction in amortization of intangible assets. These decreases were partially offset by higher depreciation expense of $7.0 million related to capital expenditures made to operate as an independent company as well as higher market data and insurance costs of $3.6 million. Other significant components of our expense base include information technology costs, telecommunications services and occupancy costs.

The following table shows operating expenses by each of the categories:

	For the Fiscal Years Ended November 30,		Increase/ (Decrease)
	2009	2008
	(in thousands)
Cost of services:
Compensation and benefits expenses	$87,672	$83,480	$4,192	5.0%
Non-compensation expenses	30,993	39,910	(8,917)	(22.3%)

Total cost of services	118,665	123,390	(4,725)	(3.8%)

Selling, general and administrative:
Compensation and benefits expenses	92,798	86,556	6,242	7.2%
Non-compensation expenses	42,982	51,755	(8,773)	(17.0%)

Total selling, general and administrative	135,780	138,311	(2,531)	(1.8%)

Amortization of intangible assets	25,554	28,500	(2,946)	(10.3%)
Depreciation of property, equipment, and leasehold improvements	11,957	4,970	6,987	140.6%

Total operating expenses	$291,956	$295,171	$(3,215)	(1.1%)

Cost of Services

Cost of services includes costs related to our research, data operations and technology, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy costs, market data fees, information technology services and, for the period prior to May 22, 2009, costs allocated by Morgan Stanley. Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels. Cost of services decreased $4.7 million, or 3.8%, to $118.7 million in fiscal year 2009 compared to $123.4 million in fiscal year 2008. Our cost of services expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Using exchange rates for the same period of the prior year, our cost of services in fiscal year 2009 would have been higher by $4.1 million had the U.S. dollar not strengthened relative to the prior year.

Compensation and benefit costs increased 5.0% to $87.7 million in fiscal year 2009 compared to $83.5 million in fiscal year 2008. The change primarily reflects $2.2 million in higher stock based compensation costs, as previously discussed, $1.5 million in costs associated with employee separation agreements, and $0.7 million in retirement benefit costs. Non-compensation expenses decreased $8.9 million or 22.3%, to $31.0 million in fiscal year 2009 compared to $39.9 million in fiscal year 2008 largely due to the lower staff costs allocated from Morgan Stanley and decreased information technology costs offset, in part, by increased market data costs.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure, corporate administration personnel and, for the period prior to May 22, 2009, staff costs allocated from Morgan Stanley. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, consulting services and information technology costs. For fiscal year 2009, total SG&A expenses were $135.8 million, a decrease of $2.5 million, or 1.8%, from $138.3 million in fiscal year 2008. Our SG&A expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Using exchange rates for the same period of the prior year, our SG&A expenses in fiscal year 2009 would have been higher by $4.9 million had the U.S. dollar not strengthened relative to the prior year.

Compensation and benefits expenses increased 7.2% to $92.8 million in fiscal year 2009 compared to $86.6 million in fiscal year 2008. The increase reflects $3.5 million in costs associated with current staff and increased staffing levels and $2.9 million in higher stock based compensation costs, as previously discussed. Non-compensation expenses decreased 17.0% to $43.0 million in fiscal year 2009 compared to $51.8 million in fiscal year 2008. The decline is largely due to lower costs allocated by Morgan Stanley and the reduction of third party consulting costs offset, in part, by increases in bad debt expenses and insurance costs.

Within SG&A, selling expenses increased 2.3% to $49.6 million and general and administrative expenses decreased 4.3% to $86.2 million for fiscal year 2009.

Amortization of Intangibles

In fiscal year 2009, amortization expense totaled $25.6 million compared to $28.5 million in fiscal year 2008. A portion of the intangible assets became fully amortized during fiscal year 2008, resulting in the decrease of $2.9 million, or 10.3%, in fiscal year 2009. (See Note 9 to the Consolidated Financial Statements, “Intangible Assets” for further information.)

Depreciation and amortization of property, equipment, and leasehold improvements

In fiscal year 2009 and fiscal year 2008, depreciation and amortization of property, equipment, and leasehold improvements totaled $12.0 million and $5.0 million, respectively. The increase of $7.0 million principally relates to greater depreciation and amortization of the property, equipment and leasehold improvements purchased to operate as an independent company.

Other Expense (Income), Net

In fiscal year 2009, other expense (income), net decreased 26.3% to an expense of $19.3 million compared to an expense of $26.1 million in fiscal year 2008. The change was primarily due to a $7.2 million decrease in interest expense due to lower average outstanding debt and the impact of the decrease of interest rates on the unhedged portion of our debt and a $3.9 million decrease in the loss related to changes in foreign exchange rates, offset, in part, by a decrease in interest income of $7.1 million as a result of lower interest rates. In fiscal year 2008, we recorded a $3.0 million write off of our investment in Alacra, Inc. No similar amount was recorded in fiscal year 2009.

Income Taxes

The provision for income taxes increased 20.7% to $49.9 million in fiscal year 2009 from $41.4 million in fiscal year 2008. The effective tax rate for fiscal year 2009 was 37.9% compared to 37.7% in fiscal year 2008. The $8.5 million increase in income taxes is primarily the result of higher pre-tax income.

Results of Operations

Fiscal Year Ended November 30, 2008 Compared to Fiscal Year Ended November 30, 2007

	For the Fiscal Year Ended November 30,
	2008	2007	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$430,961	$369,886	$61,075	16.5%
Operating expenses:
Cost of services	123,390	121,032	2,358	1.9%
Selling, general and administrative	138,311	91,067	47,244	51.9%
Amortization of intangible assets	28,500	26,353	2,147	8.1%
Depreciation and amortization of property, equipment and leasehold improvements	4,970	1,475	3,495	236.9%

Total operating expenses	295,171	239,927	55,244	23.0%

Operating income	135,790	129,959	5,831	4.5%
Other expense (income), net	26,147	(3,333)	29,480	nm
Provision for income taxes	41,375	52,181	(10,806)	(20.7%)

Net income	$68,268	$81,111	$(12,843)	(15.8%)

Earnings per basic common share	$0.68	$0.96	$(0.28)	(29.2%)

Earnings per diluted common share	$0.67	$0.96	$(0.29)	(30.2%)

Operating margin	31.5%	35.1%

nm - Not meaningful

Operating Revenue

	For the Fiscal Year Ended November 30,
	2008	2007	Increase/(Decrease)
	(in thousands)
Equity indices:
Equity index subscriptions	$169,817	$137,089	$32,728	23.9%
Equity index asset based fees	69,679	62,903	6,776	10.8%

Total equity indices	239,496	199,992	39,504	19.8%
Equity portfolio analytics	132,398	120,648	11,750	9.7%
Multi-asset class portfolio analytics	34,797	23,070	11,727	50.8%
Other products	24,270	26,176	(1,906)	(7.3%)

Total operating revenues	$430,961	$369,886	$61,075	16.5%

Total operating revenues for fiscal year 2008 increased $61.1 million, or 16.5%, to $431.0 million compared to $369.9 million for the year ended November 30, 2007 (“fiscal year 2007”). This growth was driven by increases in our revenues from equity indices, equity portfolio analytics and multi-asset class portfolio analytics. The change in foreign currency exchange rates increased revenues by $4.1 million compared to fiscal year 2007. Revenue growth in the fourth fiscal quarter slowed substantially due to the conditions in the financial market which impacted our business, especially in our equity index asset based fees and equity portfolio analytics product categories.

Revenues from equity indices increased 19.8% to $239.5 million in fiscal year 2008 compared to fiscal year 2007. Revenues from equity index data subscriptions increased 23.9% to $169.8 million in fiscal year 2008 reflecting growth in subscriptions across all of our MSCI Global Investable Market Indices products, including developed market, emerging market and small cap indices and sales of historical index data.

Revenues attributable to equity index asset based fees increased 10.8% to $69.7 million in fiscal year 2008 from $62.9 million in fiscal year 2007 led by growth in our ETF asset based fee revenues. The average value of assets in ETFs linked to MSCI equity indices was $170.2 billion for fiscal year 2008 compared to $149.3 billion for fiscal year 2007.

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

The three MSCI indices with the largest amount of ETF assets linked to them as of November 30, 2008 were the MSCI EAFE, Emerging Markets and U.S. Broad Market Indices. The values of assets linked to these indices were $29.6 billion, $22.6 billion and $8.2 billion, respectively.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

	Quarter Ended
	2008				2007
	November 30,	August 31,	May 31,	February 29,	November 30,	August 31,	May 31,	February 28,
	(amounts in billions)
AUM in ETFs linked to MSCI Indices	$119.0	$166.3	$199.6	$179.2	$191.7	$156.5	$150.2	$135.4

Sequential Change in Value
Market Appreciation/(Depreciation)	$(63.2)	$(31.2)	$9.9	$(15.2)	$11.2	$(0.8)	$5.9	$9.8
Cash Inflow/(Outflow)	15.9	(2.1)	10.5	2.7	24.0	7.1	8.9	13.3

Total Change	$(47.3)	$(33.3)	$20.4	$(12.5)	$35.2	$6.3	$14.8	$23.1

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the quarters ended in the months indicated:

	Quarterly Average
	2008				2007
	November 30,	August 31,	May 31,	February 29,	November 30,	August 31,	May 31,	February 28,
	(amounts in billions)
AUM in ETFs linked to MSCI Indices	$134.9	$178.3	$184.4	$183.2	$176.9	$155.7	$140.8	$123.8

Source: Bloomberg and MSCI

Revenues related to equity portfolio analytics products increased 9.7% to $132.4 million in fiscal year 2008 compared to fiscal year 2007. The increase reflects new subscriptions to our proprietary equity risk data accessed directly and bundled with Aegis with notable strength from the broker dealer client segment. New gross sales more than offset an increase in cancellations. Revenue growth in the fourth quarter of fiscal year 2008 slowed, reflecting quantitative fund closures and lower retention rates.

Revenues related to multi-asset class portfolio analytics increased 50.8% to $34.8 million in fiscal year 2008 compared to $23.1 million in the same period in 2007 with an increase of 80.2% to $25.0 million for BarraOne and an increase of 6.6% to $9.8 million for TotalRisk. BarraOne revenue growth remained strong due to sales to existing clients as well as new client additions led by orders from asset managers and asset owners. We are continuing the process of decommissioning our client-hosted product, TotalRisk, and are providing clients with the opportunity to transition to our web-based BarraOne product.

Revenues from other products decreased 7.3% to $24.3 million for fiscal year 2008 compared to fiscal year 2007. The decline reflects a decrease of $2.9 million, or 49.3%, to $3.0 million, in asset based fees from investment products linked to MSCI investable hedge fund indices products and a decrease of $1.6 million, or 18.8%, to $6.7 million for fixed income analytics offset by an increase of $2.5 million, or 20.9%, to $14.6 million for our energy and commodity analytics products. The decline in hedge fund indices revenues largely reflects lower asset based fees from investment products linked to these indices caused by market depreciation and net asset outflows.

Operating Expenses

Operating expenses increased 23.0% to $295.2 million in fiscal year 2008 compared to $239.9 million in fiscal year 2007. Founders grant expenses totaled $25.6 million for fiscal year 2008. Excluding the founders grant expenses, operating expenses increased 12.7% to $269.6 million in fiscal year 2008, with increases in compensation and non-compensation expenses of 8.4% and 18.3%, respectively. Expenses associated with the replacement of services provided by Morgan Stanley were $27.5 million in fiscal year 2008 and were $1.3 million in fiscal year 2007, and the direct cost allocation expenses related to services provided by Morgan Stanley personnel was $18.3 million in fiscal year 2008 compared to $26.4 million in fiscal year 2007. The reduction in allocation expense reflects services that are now performed by us. Using exchange rates for the same period of the prior year, our operating expense in fiscal year 2008 would have been lower by $1.2 million had the U.S. dollar not strengthened relative to the prior year.

The following table sets forth the compensation and benefits and non-compensation expenses for the periods indicated:

	For the Fiscal Year Ended November 30,		Increase
	2008	2007
	(in thousands)
Compensation and benefits expenses	$170,036	$134,109	$35,927	26.8%
Non-compensation expenses	125,135	105,818	19,317	18.3%

Total operating expenses	$295,171	$239,927	$55,244	23.0%

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and represents between 50% and 60% of our total operating expenses. These expenses generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels. Compensation and benefits expenses in fiscal year 2008 were $170.0 million, an increase of $35.9 million, or 26.8%, from fiscal year 2007. The increase is a result of $24.8 million of expenses related to the founders grant and $9.1 million attributable to people hired in connection with replacing services provided by Morgan Stanley. In addition, the increase compared to fiscal year 2007 reflects higher compensation costs for existing staff and new hires, offset in part by the movement of positions from developed market centers to emerging market centers.

Expenses related to the founders grant of $25.6 million in fiscal year 2008 and $0.8 million in fiscal year 2007 reflected the amortization of share based compensation expense associated with restricted stock units and options awarded to employees as a one-time grant which became effective in connection with our IPO completed in November 2007. Of the $25.6 million of founders grant expenses in fiscal year 2008, $7.9 million was recorded in cost of services and $17.7 million was recorded in SG&A. In fiscal year 2007, $0.2 million was recorded in cost of services and $0.6 million was recorded in SG&A.

In fiscal year 2007, no stock based compensation was granted to employees in addition to the one-time founders grant. In fiscal year 2008, we accrued $4.2 million for stock based compensation to retirement eligible employees.

Non-compensation expense for fiscal year 2008 increased $19.3 million to $125.1 million compared to fiscal year 2007. The change reflects an increase of $17.5 million related to the replacement of services provided by Morgan Stanley personnel, $2.9 million of public company expenses, and $1.6 million associated with the May and July secondary equity offerings, partially offset by an $8.1 million reduction in the expense allocation from Morgan Stanley.

Information technology costs, which include market data, amortization of hardware and software products, and telecommunications services, are also an important part of our expense base.

Because compensation and benefits expenses represent the majority of our expenses in both the costs of services and SG&A expense categories, we discuss our compensation and benefits and non-compensation expenses separately in each of these categories. Other costs associated with the number of employees such as office space and professional services are included in both the cost of services and SG&A expense categories consistent with the allocation of employees to those respective areas. The following table shows operating expenses by each of the categories:

	For the Fiscal Years Ended November 30,		Increase/ (Decrease)
	2008	2007
	(in thousands)
Cost of services:
Compensation and benefits expenses	$83,480	$76,343	$7,137	9.3%
Non-compensation expenses	39,910	44,689	(4,779)	(10.7%)

Total cost of services	123,390	121,032	2,358	1.9%

Selling, general and administrative:
Compensation and benefits expenses	86,556	57,766	28,790	49.8%
Non-compensation expenses	51,755	33,301	18,454	55.4%

Total selling, general and administrative	138,311	91,067	47,244	51.9%

Amortization of intangible assets	28,500	26,353	2,147	8.1%
Depreciation and amortization of property, equipment and leasehold improvements	4,970	1,475	3,495	236.9%

Total operating expenses	$295,171	$239,927	$55,244	23.0%

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

Cost of services increased $2.4 million, or 2.0%, to $123.4 million in fiscal year 2008 compared to $121.0 million in fiscal year 2007. Within cost of services, compensation expense increased $7.1 million to $83.5 million. This increase includes $7.6 million for the founders grant and higher headcount offset in part by the movement of positions to emerging market centers from developed market centers. Non-compensation expenses decreased 10.6% to $39.9 million due largely to a reduction in the expense allocation from Morgan Stanley and declines in professional services expenses. The expense allocation from Morgan Stanley decreased 41.6% to $8.7 million in fiscal year 2008 compared to $15.0 million in fiscal year 2007.

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

SG&A expenses increased $47.2 million, or 51.8%, to $138.3 million in fiscal year 2008 compared to $91.1 million in fiscal year 2007. Compensation and benefits expenses increased $28.8 million to $86.6 million. The increase is a result of an increase of $17.1 million for the founders grant and higher headcount, partially offset by the movement of positions to emerging market centers from developed market centers. Non-compensation expenses increased 55.3% to $51.8 million primarily due to an increase in expenses associated with the replacement of services provided by Morgan Stanley. Within SG&A, selling expenses increased 11.5% to $48.4 million in fiscal year 2008 and general and administrative expenses increased 88.6% to $89.9 million.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004. At November 30, 2008, our intangible assets totaled $145.9 million, net of accumulated amortization. For fiscal year 2008, amortization expense totaled $28.5 million, an increase of $2.1 million compared to fiscal year 2007. The increase is due to a reduction in the useful life of our TotalRisk product, which is consistent with our timeframe to transition TotalRisk clients to BarraOne. (See Note 9 to the Consolidated Financial Statements, “Intangible Assets” for further information.)

Depreciation and amortization of property, equipment, and leasehold improvements

In fiscal year 2008, depreciation and amortization of property, equipment, and leasehold improvements increased $3.5 million, or 236.9%, to $5.0 million compared to $1.5 million in fiscal year 2007. The increase principally relates to greater depreciation and amortization of the property, equipment and leasehold improvements purchased to operate independently from Morgan Stanley.

Other Expense (Income), Net

Interest expense (income) and other, net was an expense of $26.2 million in fiscal year 2008 compared to income of $3.3 million in fiscal year 2007. The $29.5 million change reflects an increase in interest expense of $17.3 million primarily related to interest on our term loan borrowings under our Credit Facility, a $5.0 million decrease in interest income resulting from lower average cash balances, an increase in foreign currency exchange losses of $3.7 million due to the impact of the appreciation of the US dollar on our monetary assets and liabilities held in currencies other than US dollars, and a $3.0 million write off of our investment in Alacra, Inc. (See Note 5 to the Consolidated Financial Statements, “Long Term Debt” for further information regarding the Credit Facility.)

Income Taxes

The provision for income taxes decreased 20.7% to $41.4 million in fiscal year 2008 as a result of lower pre-tax income and a decrease in our effective tax rate. The effective tax rate for fiscal year 2008 was 37.7% compared to 39.1% in fiscal year 2007. The decrease is primarily due to a $3.7 million (net of federal benefit) adjustment to the provision made in fiscal year 2007 to record additional tax expense as a result of a settlement between Morgan Stanley and New York State and New York City tax authorities for the periods 1999-2006 of which we were allocated a portion of the settlement. In addition, we recorded a $1.7 million tax reserve in fiscal year 2007 related to open tax years, which we believe are adequate in relation to the potential for assessments.

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

On November 14, 2007, we entered into a secured $500.0 million credit facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto pursuant to a credit agreement dated as of November 20, 2007 (the “Credit Facility”). The Credit Facility consisted of a $425.0 million term loan facility and a $75.0 million revolving credit facility. The revolving credit facility is available for working capital requirements and other general corporate purposes (including the financing of permitted acquisitions), subject to certain conditions. Outstanding borrowings under the Credit Facility initially accrued interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving credit facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving credit facility and 2.00% in the case of the term loan B facility. In April 2008 and again in July 2008, the Company’s fixed margin rate was reduced by 0.25%. During the fiscal year ended November 30, 2009, the Company exercised its rights and chose to have a portion of both the term loan A facility and term loan B facility referenced to the one month LIBOR rates while the remaining portions continued to reference the three month LIBOR rates. The weighted average rate on the term loan A facility and term loan B facility was 2.95% and 3.57%, respectively, for the fiscal year ended November 30, 2009. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively. The revolving credit facility matures on November 20, 2012.

On February 13, 2008, we entered into interest rate swap agreements effective through the end of November 2010 for an aggregate notional principal amount of $251.7 million. By entering into these agreements, we reduced interest rate risk by effectively converting floating-rate debt into fixed-rate debt. The effective fixed rate on the aggregate notional principal amount swapped of $229.3 million for fiscal year 2009 was 5.29%.

The effective combined rate on our hedged and unhedged debt was 4.48% for fiscal year 2009.

We have quarterly principal repayment requirements due in February, May, August and November. The term Loan A and term loan B payment requirements are described in Note 5 “Long Term Debt” in the Notes to the Consolidated Financial Statements. The final installment of $50.0 million from term loan A is due November 30, 2012. The final installment of $209.8 million on term loan B is due November 30, 2014. Currently, we have $380.5 million outstanding under our Credit Facility, and have an additional $75.0 million available under the Revolving Credit Facility. On our balance sheet, our debt balances are recorded net of discount.

The revolving credit facility matures on November 20, 2012.

The Credit Facility is guaranteed on a senior secured basis by each of our direct and indirect wholly-owned domestic subsidiaries and secured by a valid and perfected first priority lien and security interest in substantially all of the shares of capital stock of our present and future domestic subsidiaries and up to 65% of the shares of capital stock of our foreign subsidiaries, substantially all of our and our domestic subsidiaries’ present and future property and assets and the proceeds thereof. In addition, the Credit Facility contains restrictive covenants that limit our ability and our existing or future subsidiaries’ abilities, among other things, to:

•	incur liens;

•	incur additional indebtedness;

•	make or hold investments;

•	merge, dissolve, liquidate, consolidate with or into another person;

•	sell, transfer or dispose of assets;

•	pay dividends or other distributions in respect of our capital stock;

•	change the nature of our business;

•	enter into any transactions with affiliates other than on an arm’s length basis (except as described in “Item 1—Business—The Separation of MSCI From Morgan Stanley”); and

•	prepay, redeem or repurchase debt.

The Credit Facility also requires us and our subsidiaries to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) the maximum total leverage ratio (as defined in the Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed (a) 3.75:1.0 through November 30, 2009, (b) 3.50:1.0 from December 1, 2009 through November 30, 2010 and (c) 3.25:1.0 thereafter; and (2) the minimum interest coverage ratio (as defined in the Credit Facility) measured quarterly on a rolling four-quarter basis shall be (a) 3.00:1.0 through November 30, 2009, (b) 3.50:1.0 from December 1, 2009 through November 30, 2010 and (c) 4.00:1.0 thereafter. As of November 30, 2009, our Consolidated Leverage Ratio (as defined in the Credit Facility) was 1.69:1 and our Consolidated Interest Coverage Ratio (as defined in the Credit Facility) was 12.34:1.

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

Cash flows

	As of and for the Fiscal Year Ended November 30,
	2009	2008	2007
	(in thousands)
Cash and cash equivalents	$176,024	$268,077	$33,818
Cash deposited with related parties	$—	$—	$137,625
Net cash provided by operating activities	$130,942	$155,081	$110,225
Net cash (used in) provided by investing activities	$(308,216)	$112,069	$192,071
Net cash provided by (used) in financing activities	$82,542	$(22,952)	$(292,064)
Effect of exchange rates on cash and cash equivalents	$2,679	$(9,939)	$(776)

Cash and cash equivalents and cash deposited with related parties

Cash and cash equivalents were $176.0 million, $268.1 million and $33.8 million as of November 30, 2009, 2008 and 2007, respectively. Prior to July 1, 2008, excess cash was deposited with Morgan Stanley. Cash deposited with related parties was $137.6 million as of November 30, 2007. We received interest at Morgan Stanley’s internal prevailing rates on these funds. We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances and the proceeds from the maturities of our investments, will be sufficient to meet our cash requirements for capital expenditures, interest and principal repayment obligations on outstanding borrowings under the Credit Facility and other cash needs for ongoing business operations for at least the next 12 months and the foreseeable future.

Cash flows from operating activities

In fiscal year 2009, net cash provided by operating activities decreased 15.6% to $130.9 million from $155.1 million in fiscal year 2008. The decrease is primarily attributable to $27.8 million in payments to Morgan Stanley made in the fourth quarter of 2009 for final settlement of certain balances due, the majority of which were for taxes previously allocated as part of the tax sharing agreement. For further details of the changes in non cash expenses and net assets, see the Consolidated Statement of Cash Flows.

Our primary uses of cash from operating activities are for payment of cash compensation expenses, office rent, market data, technology costs, interest and taxes. In the near-term, we expect to meet all interest and principal repayment obligations on outstanding borrowings under the Credit Facility from cash generated by operations. The payment of cash compensation expenses is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash flows used in investing activities was $308.2 million in fiscal year 2009 compared to cash flows provided by investing activities of $112.1 million in fiscal year 2008. The decrease of $402.3 million primarily relates to cash outflows to purchase investments in U.S. Treasury securities of $563.4 million in fiscal year 2009 offset, in part, by $268.6 million of proceeds received from the maturities of investments and a $12.1 million decrease in year over year capital expenditures. In fiscal year 2008, the amount of cash deposited with Morgan Stanley decreased by $137.6 million as a result of the transfer of this cash to accounts at Bank of America in connection with our separation.

Cash flows from financing activities

Cash flows provided by financing activities was $82.5 million in fiscal year 2009 compared to cash flows used in financing activities of $23.0 million in fiscal year 2008. The increase of $105.5 million largely represents the net proceeds of $115.8 million received from the public offering of our common stock in November 2009 and the $6.9 million excess tax benefits from share-based compensation offset, in part, by an increased outflow of $17.8 million for the repurchase of shares to be held in treasury.

Contractual Obligations

Our contractual obligations consist primarily of leases for office space, leases for equipment and other operating leases, obligations to vendors arising out of market data contracts and obligations arising from borrowings under the Credit Facility. The following summarizes our contractual obligations:

As of November 30, 2009	Total	Fiscal Year
		2010	2011	2012	2013	2014	Thereafter
Operating leases	$89,139	$13,307	$12,038	$12,438	$11,938	$11,112	$28,306
Vendor obligations	19,703	15,136	2,684	565	565	565	188
Term loans	380,500	42,250	42,250	82,250	2,250	211,500	—

Total contractual obligations	$489,342	$70,693	$56,972	$95,253	$14,753	$223,177	$28,494

Off-Balance Sheet Arrangements

At November 30, 2009, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Adoption of the FASB Accounting Standards Codification

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 (“ASU No. 2009-01”), “Topic 105—Generally Accepted Accounting Principles,” which amends the Accounting Standards Codification (“ASC”) for the issuance of Statement of Financial Accounting Standards No. 168 (“SFAS No. 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU No. 2009-01 includes SFAS No. 168 in its entirety and establishes the ASC as the source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For SEC registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the FASB ASC for the fiscal year ended November 30, 2009. The adoption had no impact on our financial reporting. All references to authoritative guidance have been updated to cite relevant ASC Topics, as applicable.

Recent Accounting Pronouncements

In March 2008, the FASB issued guidance establishing, among other things, the disclosure requirements for derivative instruments and for hedging activities. This guidance is covered under ASC Subtopic 815-10, “Derivatives and Hedging.” The guidance is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a material impact on our financial reporting.

In June 2008, the FASB issued guidance titled, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This guidance is covered under ASC Section 260-10-55, “Earnings Per Share-Overall-Implementation Guidance and Illustrations.” The guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in ASC Section 260-10-45, “Earnings Per Share-Overall-Other Presentation Matters.” Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are currently evaluating the potential impact of adopting this guidance.

Effective May 31, 2009, we adopted three updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC Subtopic 320-10, “Investments-Debt and Equity Securities,”, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC Subtopic 825-10, “Financial Instruments,” increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of these accounting updates did not have a material impact on our financial reporting.

In May 2009, the FASB issued guidance establishing general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is covered under ASC Subtopic 855-10, “Subsequent Events.” In particular, this guidance sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of the new pronouncement did not have a material effect on our financial reporting.

In October 2009 the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” or ASU No. 2009-13. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU No. 2009-13 will be effective for our fiscal year 2011 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We are currently assessing the impact that this guidance will have on our financial reporting.

In October 2009 the FASB issued ASU No. 2009-14 “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements,” or ASU No. 2009-14. ASU No. 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASC No. 2009-14 will be effective for our fiscal year 2011 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We are currently assessing the impact that this guidance will have on our financial reporting.

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

A significant percentage of our revenues from our index linked investment products are based on fees earned on the value of assets invested in securities denominated in currencies other than the U.S. dollar. For all operations outside the United States where the Company has designated the local non-U.S. dollar currency as the functional currency, revenue and expenses are translated using average monthly exchange rates and assets and liabilities are translated into U.S. dollars using month-end exchange rates. For these operations, currency translation adjustments arising from a change in the rate of exchange between the functional currency and the U.S. dollar are accumulated in a separate component of shareholders’ equity. In addition, transaction gains and losses arising from a change in exchange rates for transactions denominated in a currency other than the functional currency of the entity are reflected in other non-operating income (expense).

Revenues from index-linked investment products represented approximately $72.2 million, or 16.3%, of our operating revenues for fiscal year 2009. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a significant percentage of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in euros, Japanese Yen, Pounds Sterling and a limited number of other non-U.S. dollar currencies. Approximately $54.6 million, or

12.3%, and $60.8 million, or 14.1%, of our revenues for the fiscal years 2009 and 2008, respectively, were denominated in foreign currencies, the majority of which were in euros, Japanese Yen and Pounds Sterling.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $102.1 million, or 35.0%, and $81.1 million, or 27.5%, of our expenses for the fiscal years 2009 and 2008, respectively, were denominated in foreign currencies, the significant majority of which were denominated in Pounds Sterling, Swiss francs, Hong Kong dollars, Hungarian forints, euros, Indian rupees and Japanese Yen. Expenses paid in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, a loss resulted from the devaluation of the value of the functional currency. As a result of these positions, we recognized foreign currency exchange losses of $0.4 million, $4.3 million, and $0.6 million for the fiscal years 2009, 2008 and 2007, respectively. These amounts were recorded in other expense (income) in our Consolidated Statements of Income. Although we do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency, we minimize exposure by reducing the value of the assets and liabilities in currencies other than the functional currency of the legal entity in which they are located.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $176.0 million, $268.1 million, and $33.8 million at November 30, 2009, 2008 and 2007, respectively. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. Prior to July 1, 2008, the majority of our excess cash was deposited with Morgan Stanley. As of July 1, 2008, we did not have any cash deposited with Morgan Stanley. At November 30, 2007, amounts held with Morgan Stanley were $137.6 million. We received interest at Morgan Stanley’s internal prevailing rates on these funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

On February 13, 2008, we entered into interest rate swap agreements effective through the end of November 2010 for an aggregate notional principal amount of $251.7 million. By entering into these agreements, we reduced interest rate risk by effectively converting floating-rate debt into fixed-rate debt. This action reduces our risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed rate debt. The effective fixed rate on the aggregate notional principal amount of $229.3 million swapped was approximately 5.29% for the year ended November 30, 2009. On November 30, 2009, the effective fixed rate on the notional principal amount swapped was 5.36%. These swaps are designated as cash flow hedges and qualify for hedge accounting treatment under ASC Subtopic 815-10, “Derivatives and Hedging.”

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

We recorded a pre-tax loss in other comprehensive income of $1.7 million ($1.0 million after tax) for fiscal year 2009 as a result of the fair value measurement of these swaps. The fair value of these swaps is included in other accrued liabilities on our Consolidated Statement of Financial Condition.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth on page F-1 through F-30 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2009 based on the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management, including the Company’s CEO and CFO, concluded that our internal control over financial reporting was effective as of November 30, 2009.

The effectiveness of our internal control over financial reporting as of November 30, 2009 has been audited by an independent registered public accounting firm whose report appears below.

(c). Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d). Report of Independent Registered Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

We have audited the internal control over financial reporting of MSCI Inc. and subsidiaries (the “Company”) as of November 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of November 30, 2009 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2009 and our report dated January 29, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

January 29, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2009.

Information regarding our Code of Ethics and Business Conduct and Corporate Governance Policy are incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after November 30, 2009. Any amendments to, or waivers from, a provision of our Codes of Ethics that apply to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.mscibarra.com. The information on our website is not and should not be considered a part of this Annual Report on Form 10-K or any other report filed with the SEC.

Item 11.	Executive Compensation

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2009. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities” of this report is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2009.

Item 14.	Principal Accounting Fees and Services

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See pages F-1 through F-30 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

No financial statement schedules are provided because the information called for is not applicable or not required or is included in the consolidated financial statements or the notes thereto beginning on page F-1.

(a)(3) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

3.2	Amended and Restated By-laws (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007(File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

4.1	Form of Senior Debt Indenture (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-159311), filed with the SEC on May 18, 2009 and incorporated by reference herein)

4.2	Form of Subordinated Debt Indenture (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-159311) filed with the SEC on May 18, 2009 and incorporated by reference herein)

10.1†	Index License Agreement for Funds, dated as of March 18, 2000, between Morgan Stanley Capital International and Barclays Global Investors, N.A. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.2†	Amendment to Index License Agreement for Funds between Morgan Stanley Capital International and Barclays Global Investors, N.A. (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.3†	Letter Agreement to Amend MSCI-BGI Fund Index License Agreement, dated as of June 21, 2001, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.4†	Addendum to the Index License Agreement for Funds, dated as of September 18, 2002, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.5†	Amendment to the Index License Agreement for Funds, dated as of December 3, 2004 between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on October 26, 2007 and incorporated by reference herein)

Exhibit Number	Description
10.6†	Amendment to the Index License Agreement for Funds, dated as of May 1, 2005 between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.7†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2006, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), with the SEC on October 26, 2007 and incorporated by reference herein)

10.8†	Amendment to Index License Agreement for Funds, dated as of June 5, 2007, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.9†	Amendment to Index License Agreement for Funds, dated as of November 7, 2008, between MSCI Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No.001-33812), filed with the SEC on January 29, 2009 and incorporated by reference herein)

10.10††#	Amendment to Index License Agreement for Funds, dated as of December 9, 2008, between MSCI Inc. and Barclays Global Investors, N.A.

10.11#	Amendment to Index License Agreement for Funds, dated as of April 1, 2009, between MSCI Inc. and Barclays Global Investors, N.A.

10.12††#	Amendment to Index License Agreement for Funds, dated as of May 21, 2009, between MSCI Inc. and Barclays Global Investors, N.A.

10.13††#	Amendment to Index License Agreement for Funds, dated as of September 30, 2009, between MSCI Inc. and Barclays Global Investors, N.A.

10.14#	Amendment to Index License Agreement for Funds, dated as of October 6, 2009, between MSCI Inc. and Barclays Global Investors, N.A.

10.15††#	Amendment to Index License Agreement for Funds, dated as of October 27, 2009, between MSCI Inc. and Barclays Global Investors, N.A.

10.16	Trademark License Agreement, dated as of March 18, 2002, between Morgan Stanley Dean Witter & Co. and Morgan Stanley Capital International Inc. (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.17	Amendment No. 1 to Trademark License Agreement, dated July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.18	Intellectual Property Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.19	Amendment No. 1 to Intellectual Property Agreement, dated as of July 21, 2008 between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

Exhibit Number	Description
10.20	Services Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.11 to the company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.21	Amendment No. 1 to Services Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.22	Letter Agreement to Services Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 22, 2009 and incorporated by reference herein)

10.23	Tax Sharing Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.24	Shareholder Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.25	Amended and Restated Shareholder Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.26	Credit Agreement, dated as of November 20, 2007, among MSCI Inc., Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and the other lenders party thereto (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.27	Asset Purchase Agreement, dated July 22, 2008, between MSCI Inc. and Morgan Stanley (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.28	Separation Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 22, 2009 and incorporated by reference herein)

10.29	Employee Matters Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 22, 2009 and incorporated by reference herein)

10.30**	MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (filed as Annex B to the Company’s Definitive Proxy Statement filed with the SEC on February 28, 2008 (File No. 001-33812) and incorporated by reference herein)

10.31**	MSCI Independent Directors’ Equity Compensation Plan (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.32**	MSCI Inc. Performance Formula and Incentive Plan (filed as Annex C to the Company’s Definitive Proxy Statement filed with the SEC on February 28, 2008 (File No. 001-33812) and incorporated by reference herein)

Exhibit Number	Description
10.33**	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificates for Stock Units (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.34**	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificates for Stock Units for Named Executive Officers (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 208 and incorporated by reference herein)

10.35**	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.36**	MSCI Independent Directors’ Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.37**	Employment Offer Letter, dated as of July 20, 2006, between Michael Neborak and Morgan Stanley Capital International Inc. (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on November 6, 2007 and incorporated by reference herein)

10.38**	Summary of Relocation and Expatriate Benefits for C.D. Baer Pettit (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on November 6, 2007 and incorporated by reference herein)

10.39**	MSCI Equity Incentive Compensation Plan Form of Award Certificate for Stock Units for Executive Officers and the General Counsel (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 001-33812), filed with the SEC on January 29, 2009 and incorporated by reference herein)

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Deloitte & Touche LLP

24.1-24.7#	Powers of Attorney

31.1***	Rule 13a-14(a) Certification of Chief Executive Officer

31.2***	Rule 13a-14(a) Certification of Chief Financial Officer

32.1***	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

#	Filed herewith.

**	Indicates a management compensation plan, contract or arrangement previously filed.

***	Furnished herewith.

†	Confidential treatment has been granted for a portion of this exhibit.

††	Confidential treatment requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29th day of January, 2010.

MSCI INC.

By:	/S/ HENRY A. FERNANDEZ
Name: Henry A. Fernandez Title: Chairman, CEO and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY A. FERNANDEZ Henry A. Fernandez	Chairman, Chief Executive Officer, and President (principal executive officer)	January 29, 2010

/S/ MICHAEL K. NEBORAK Michael K. Neborak	Chief Financial Officer (principal financial officer and principal accounting officer)	January 29, 2010

/S/ BENJAMIN F. DU PONT Benjamin F. duPont	Director	January 29, 2010

/S/ ALICE W. HANDY Alice W. Handy	Director	January 29, 2010

/S/ CATHERINE R. KINNEY Catherine R. Kinney	Director	January 29, 2010

/S/ LINDA H. RIEFLER Linda H. Riefler	Director	January 29, 2010

/S/ GEORGE W. SIGULER George W. Siguler	Director	January 29, 2010

/S/ SCOTT M. SIPPRELLE Scott M. Sipprelle	Director	January 29, 2010

/S/ RODOLPHE M. VALLEE Rodolphe M. Vallee	Director	January 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc:

We have audited the accompanying consolidated statements of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of November 30, 2009 and 2008, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MSCI Inc. and subsidiaries as of November 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York

January 29, 2010

MSCI INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of November 30,
	2009	2008
	(in thousands, except per share and share data)
ASSETS
Current assets
Cash and cash equivalents	$176,024	$268,077
Short-term investments	295,304	—
Trade receivables (net of allowances of $847 and $712 as of November 30, 2009 and 2008, respectively)	77,180	85,723
Due from related parties	—	1,765
Deferred tax assets	24,577	18,590
Prepaid and other assets	29,399	18,100

Total current assets	602,484	392,255
Property, equipment and leasehold improvements (net of accumulated depreciation of $26,498 and $14,069 at November 30, 2009 and 2008, respectively)	29,381	28,447
Goodwill	441,623	441,623
Intangible assets (net of accumulated amortization of $148,589 and $123,043 at November 30, 2009 and 2008, respectively)	120,189	145,907
Other non-current assets	6,592	6,816

Total assets	$1,200,269	$1,015,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,878	$900
Payable to related parties	—	34,992
Accrued compensation and related benefits	65,088	58,946
Other accrued liabilities	30,502	29,459
Current maturities of long-term debt	42,088	22,086
Deferred revenue	152,944	144,711

Total current liabilities	292,500	291,094
Long term debt, net of current maturities	337,622	379,709
Deferred tax liabilities	40,080	49,364
Other non-current liabilities	23,011	8,499

Total liabilities	693,213	728,666

Commitments and Contingencies (see notes 5, 9 and 14)
Shareholders’ Equity
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 500,000,000 class A shares and 250,000,000 class B shares authorized; 105,391,919 and 72,377,599 class A shares issued and 104,781,404 and 72,354,383 class A shares outstanding at November 30, 2009 and 2008, respectively; 0 and 27,708,654 class B shares issued and outstanding at November 30, 2009 and 2008, respectively)	1,054	1,001
Treasury shares, at cost (610,515 and 23,216 shares at November 30, 2009 and 2008, respectively)	(19,168)	(681)
Additional paid in capital	448,747	291,204
Retained earnings	84,013	2,212
Accumulated other comprehensive loss	(7,590)	(7,354)

Total shareholders’ equity	507,056	286,382

Total liabilities and shareholders’ equity	$1,200,269	$1,015,048

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the fiscal year ended November 30,
	2009	2008	2007
	(in thousands, except per share data)
Operating revenues(1)	$442,948	$430,961	$369,886
Cost of services(1)	118,665	123,390	121,032
Selling, general and administrative(1)	135,780	138,311	91,067
Amortization of intangible assets	25,554	28,500	26,353
Depreciation and amortization of property, equipment and leasehold improvements	11,957	4,970	1,475

Total operating expenses	291,956	295,171	239,927

Operating income	150,992	135,790	129,959
Interest income(1)	(1,053)	(8,142)	(13,143)
Interest expense(1)	19,683	26,932	9,586
Other expense	641	7,357	224

Other expense (income), net	19,271	26,147	(3,333)

Income before provision for income taxes	131,721	109,643	133,292
Provision for income taxes	49,920	41,375	52,181

Net income	$81,801	$68,268	$81,111

Earnings per basic common share	$0.81	$0.68	$0.96

Earnings per diluted common share	$0.80	$0.67	$0.96

Weighted average shares outstanding used in computing earnings per share
Basic	100,607	100,037	84,608

Diluted	102,475	101,194	84,624

(1)	Amounts corresponding to related parties are as follows:

	For the fiscal year ended November 30,
	2009	2008	2007
	(in thousands)
Operating revenues	$5,284	$12,413	$14,250
Cost of services	$383	$8,740	$14,957
Selling, general and administrative	$1,336	$9,540	$11,458
Interest income	$—	$5,267	$12,938
Interest expense	$413	$417	$8,307

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the fiscal year ended November 30,
	2009	2008	2007
	(in thousands)
Net income	$81,801	$68,268	$81,111

Other comprehensive income (loss):
Foreign currency translation adjustments	418	(3,576)	(1,252)
Income tax effect	(89)	1,343	476

	329	(2,233)	(776)

Unrealized loss in cash flow hedges	(1,737)	(3,642)	—
Income tax effect	716	1,384	—

	(1,021)	(2,258)	—

Minimum pension liability adjustment	—	—	37
Income tax effect	—	—	(14)

	—	—	23

Periodic pension adjustment	823	(3,489)	—
Income tax effect	(367)	851	—

	456	(2,638)	—

Other comprehensive loss, net of tax	(236)	(7,129)	(753)

Comprehensive income	$81,565	$61,139	$80,358

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Income (loss)	Total
	(in thousands)
Balance at December 1, 2006	$29	$—	$649,884	$176,121	$(322)	$825,712
Net income				81,111		81,111
Dividends paid			(649,884)	(323,116)		(973,000)
Foreign currency translation adjustment					(776)	(776)
Minimum pension liability adjustment					23	23
Pension adjustment					882	882
Common stock issued	971		(971)			—
Compensation payable in common stock and options			1,034			1,034
Net proceeds from IPO after underwriting, discounts, commissions and expenses			265,035			265,035

Balance at November 30, 2007	1,000	—	265,098	(65,884)	(193)	200,021
Net income				68,268		68,268
Foreign currency translation adjustment					(2,233)	(2,233)
Net changes in unrealized losses on cash flow hedges					(2,258)	(2,258)
Measurement date adjustment				(172)	(32)	(204)
Pension adjustment					(2,638)	(2,638)
Common stock issued	1					1
Compensation payable in common stock and options			26,127			26,127
Common stock repurchased and held in treasury		(681)				(681)
Expenses related to initial public offering			(21)			(21)

Balance at November 30, 2008	1,001	(681)	291,204	2,212	(7,354)	286,382
Net income				81,801		81,801
Foreign currency translation adjustment					329	329
Net changes in unrealized losses on cash flow hedges					(1,021)	(1,021)
Pension adjustment					456	456
Common stock issued in offering	38		115,717			115,755
Common stock issued	15					15
Compensation payable in common stock and options			34,302			34,302
Common stock repurchased and held in treasury		(18,487)				(18,487)
Exercise of stock options			597			597
Excess tax benefits from employee stock incentive plans			6,927			6,927

Balance at November 30, 2009	$1,054	$(19,168)	$448,747	$84,013	$(7,590)	$507,056

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal year ended November 30,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities
Net income	$81,801	$68,268	$81,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and leasehold improvements	11,957	4,970	1,475
Amortization of intangible assets	25,554	28,500	26,353
Loss on foreign currency exchange rates	422	4,279	—
Compensation payable in common stock and options	35,161	30,338	1,034
Excess tax benefits from share-based compensation	(6,927)	—	—
Amortization of discount on long-term debt	165	165	—
Amortization of debt origination fees	1,432	1,432	—
Deferred taxes	(14,338)	(7,178)	(22,643)
Provision for (recovery of) bad debts	977	(817)	119
Loss on write down of investment in unconsolidated company	—	3,000	—
Loss on disposal of property, equipment, and leasehold improvements, net	671	188	—
Amortization of discount on U.S. Treasury securities	(560)	—	—
Changes in assets and liabilities:
Trade receivable	8,560	(7,748)	(15,530)
Due from related parties	1,765	862	35,211
Prepaid and other assets	(3,390)	(9,260)	491
Accounts payable	688	272	—
Payable to related parties	(34,992)	22,292	(47,533)
Deferred revenue	4,618	22,783	22,862
Accrued compensation and related benefits	5,515	(2,183)	8,621
Income taxes payable	—	(15,582)	15,199
Other accrued liabilities	1,499	10,229	3,455
Other	10,364	271	—

Net cash provided by operating activities	130,942	155,081	110,225

Cash flows from investing activities
Purchase of short-term investments	(563,386)	—	—
Proceeds from the maturity of short-term investments	268,582	—	—
Cash withdrawn (deposited) with related parties	—	137,625	192,606
Purchased property, equipment and leasehold improvements	(13,412)	(25,556)	(535)

Net cash (used in) provided by investing activities	(308,216)	112,069	192,071

Cash flows from financing activities
Proceeds from public offering of common stock, net of underwriting discount and other direct costs of $1.3 million	115,755	—	—
Proceeds from initial public offering of common stock, net of underwriting discount and other direct costs of $24.8 million	—	—	265,035
Proceeds from issuance of long term debt	—	—	423,875
Repayment of long–term debt	(22,250)	(22,250)	—
Payment of issuance costs in connection with long term debt	—	—	(7,974)
Excess tax benefits from share-based compensation	6,927	—	—
Expenses related to initial public offering	—	(21)	—
Repurchase of treasury shares	(18,487)	(681)	—
Proceeds from the exercise of stock options	597	—	—
Payments for cash dividends	—	—	(973,000)

Net cash provided by (used in) financing activities	82,542	(22,952)	(292,064)

Effect of exchange rates on cash and cash equivalents	2,679	(9,939)	(776)

Net (decrease) increase in cash	(92,053)	234,259	9,456
Cash and cash equivalents, beginning of year	268,077	33,818	24,362

Cash and cash equivalents, end of year	$176,024	$268,077	$33,818

Supplemental disclosure of cash flow information
Cash paid for interest	$18,253	$25,967	$8,559

Cash paid for income taxes	$61,385	$64,363	$48,991

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in accounts payable and other accrued liabilities	$3,482	$5,935	$—

See Notes to Consolidated Financial Statements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

Organization

MSCI Inc. (formerly known as Morgan Stanley Capital International Inc.) together with its wholly-owned subsidiaries (the “Company” or “MSCI”) is a leading global provider of investment decision support tools, including indices and portfolio risk and performance analytics for use by institutions in managing equity, fixed income and multi-asset class portfolios. The Company’s flagship products are its global equity indices marketed under the MSCI brand and its equity portfolio analytics marketed under the Barra brand. The Company’s products are used in many areas of the investment process, including portfolio construction and optimization, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, investment manager selection and investment research.

MSCI’s primary products consist of equity indices, equity portfolio analytics and multi-asset class portfolio analytics. The Company also has product offerings in the areas of fixed income portfolio analytics and energy and commodity asset valuation analytics. The Company’s products are generally comprised of proprietary index data or proprietary risk data and/or sophisticated software applications. The Company’s index and risk data are created by applying its models and methodologies to market data. The Company’s clients can use its data together with its proprietary software applications, third-party applications or their own applications in their investment processes. The Company’s software applications offer its clients sophisticated portfolio analytics to perform in-depth analysis of their portfolios, using its risk data, the client’s portfolio data and fundamental and market data. The Company’s products are marketed under three leading brands. The Company’s index products are typically branded “MSCI.” The Company’s portfolio analytics products are typically branded “Barra.” The Company’s energy and commodity asset valuation analytics products are typically branded “FEA.”

Adoption of the FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification Update No. 2009-01 (“ASU No. 2009-01”), “Topic 105—Generally Accepted Accounting Principles,” which amends the Accounting Standards Codification (“ASC”) for the issuance of Statement of Financial Accounting Standards No. 168 (“SFAS No. 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU No. 2009-01 includes SFAS No. 168 in its entirety and establishes the ASC as the source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For Securities and Exchange Commission (“SEC”) registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the ASC for the fiscal year ended November 30, 2009. The adoption had no impact on the Company’s financial reporting. All references to authoritative guidance have been updated to cite relevant ASC Topics, as applicable

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. It is also the Company’s policy to consolidate any variable interest entity for which the Company is the primary beneficiary, as required by ASC Subtopic 810-10, “Consolidations.” For investments in any entities in which the Company owns 50% or less of the outstanding

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

voting stock but in which the Company has significant influence over operating and financial decisions, the Company applies the equity method of accounting. In cases where the Company’s investment is less than 20% and significant influence does not exist, such investments are carried at cost.

Significant Accounting Policies

Basis of Financial Statements and Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with GAAP. These accounting principles require the Company to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of income, the allowance for doubtful accounts, impairment of long-lived assets, accounting for income taxes and other matters that affect the consolidated financial statements and related disclosures. The Company believes that estimates used in the preparation of these consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.

The consolidated statements of income reflect expense allocations for certain corporate functions provided by Morgan Stanley prior to May 22, 2009, including human resources, information technology, accounting, legal and compliance, corporate services, treasury and other services. These allocations are based on what the Company and Morgan Stanley considered reasonable reflections of the utilization levels of these services required in support of the Company’s business and are based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead.

Inter-company balances and transactions are eliminated in consolidation.

Change in Presentation

Certain balances for prior periods have been reclassified to conform to current period presentations. These include the reclassification of $1,281,000 and $720,000 from the cost of services category and $3,689,000 and $755,000 from the selling, general, and administrative category to the depreciation and amortization of property, equipment and leasehold improvements category on the Consolidated Statements of Income for the years ended November 30, 2008 and 2007, respectively.

Revenue Recognition

Revenue related to the Company’s non-software-related recurring arrangements is recognized pursuant to the requirements of ASC Subtopic 605-25, “Revenue Arrangements with Multiple Deliverables.” Under the provisions of ASC Subtopic 605-25, transactions with multiple elements should be considered separate units of accounting if all of the following criteria are met:

•	The delivered item has stand-alone value to the client,

•	There is objective and reliable evidence of the fair value of the undelivered item(s), and

•	If the arrangement includes a general right of return, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has signed subscription agreements with all of its clients that set forth the fees paid to the Company by the clients. Further, the Company regularly assesses the receivable balances for each client. The Company’s subscription agreements for non-software-related products include provisions that, among other things, allow clients, for no additional fee, to receive updates and modifications which from time to time may be made, for the term of the agreement, typically one year. As the Company currently does not have objective and reliable evidence of the fair value of the undelivered element of the transaction, the Company does not account for the delivered item as a separate element. Accordingly, the Company recognizes revenue ratably over the term of the license agreement.

The Company’s software-related recurring revenue arrangements do not require significant modification or customization of any underlying software applications being licensed. Accordingly, the Company recognizes software revenues, excluding the energy and commodity asset valuation analytics products, pursuant to the requirements of ASC Subtopic 985-605, “Software-Revenue Recognition.” In accordance with ASC Subtopic 985-605, the Company begins to recognize revenue from subscriptions, maintenance and customer technical support, and professional services when all of the following criteria are met: (1) the Company has persuasive evidence of a legally binding arrangement, (2) delivery has occurred, (3) the client fee is deemed fixed or determinable, and (4) collection is probable.

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

For the energy and commodity asset valuation analytics products, the Company uses the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE if the fair value of all undelivered elements exists. In virtually all of the Company’s contracts, the only element that remains undelivered at the time of delivery of the product is support. The fair value of support is determined based upon the fees paid for the support by clients who purchase support separately. Under the residual method, the fair value of the undelivered element is deferred and the remaining portion of the contract fee is recognized as product revenue. Support fees for these products are recognized ratably over the support period.

The Company applies SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), in determining revenue recognition related to clients that use the Company’s indices as the basis for certain index-linked investment products such as exchange traded funds or futures contracts. These clients commonly pay the Company a license fee for the use of its intellectual property based on the investment product’s assets under management or contract volumes. These fees are calculated based upon estimated assets in the investment product or contract volumes obtained either through independent third-party sources or the most recently reported information of the client.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes revenue when all the following criteria are met:

•	The client has signed a contract with the Company,

•	The service has been rendered,

•	The amount of the fee is fixed or determinable based on the terms of the contract, and

•	Collectability is reasonably assured.

The Company has signed contracts with all clients that use the Company’s indices as the basis for certain index-linked investment products, such as exchange traded funds or futures contracts. The contracts state the terms under which the assets under management fees are to be calculated. These fees are billed in arrears, after the fees have been earned. The fees are earned as the Company supplies the indices to the client. The Company assesses the creditworthiness of these clients prior to entering into a contract and regularly reviews the receivable balances related to them.

Share-Based Compensation

Certain employees of the Company have received share-based compensation under certain compensation programs. The Company’s compensation expense reflects the fair value method of accounting for share-based payments under ASC Subtopic 718-10, “Compensation-Stock Compensation.” ASC Subtopic 718-10 requires measurement of compensation cost for equity-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The fair value of MSCI restricted stock units is determined based on the number of units granted and the grant date fair value of MSCI common stock, measured as the closing price on the date of grant. The fair value of MSCI stock options is determined using the Black-Scholes valuation model and the single grant life method. Under the single grant life method, option awards with graded vesting are valued using a single weighted-average expected option life. Compensation for all stock-based payment awards is recognized using the graded vesting attribution method.

Based on interpretive guidance related to Stock Compensation, the Company’s policy is to accrue the estimated cost of share-based awards that were granted to retirement-eligible employees over the course of the current year rather than expensing the awards on the date of grant.

Pursuant to the MSCI Independent Directors’ Equity Compensation Plan, directors who are not employees of the Company or Morgan Stanley are entitled to receive an annual grant of $50,000 each in stock units which are subject to a vesting schedule. The total number of shares authorized to be awarded under the plan is 0.5 million. As of November 30, 2009, approximately 0.4 million class A shares were available for future grant under this plan.

The MSCI Amended and Restated 2007 Equity Incentive Compensation Plan permits the Compensation Committee to make grants of a variety of equity based awards (such as stock, restricted stock, stock units and options) totaling up to 12.5 million shares to eligible recipients, including employees and consultants. No awards are permitted after November 2, 2017. As of November 30, 2009, approximately 7.7 million class A shares were available for future grant under this plan.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowances for Doubtful Accounts

An allowance for doubtful accounts is recorded when it is probable and estimable that a receivable will not be collected. The allowance for doubtful accounts was approximately $0.8 million at November 30, 2009, $0.7 million at November 30, 2008, and $1.6 million at November 30, 2007. Changes in the allowance for doubtful accounts from December 1, 2006 to November 30, 2009 were as follows:

Amount
(in thousands)
Balance as of December 1, 2006	$1,588
Addition to provision	119
Amounts written off	(123)

Balance as of November 30, 2007	1,584
Recovery of bad debt	(817)
Amounts written off	(55)

Balance as of November 30, 2008	712
Addition to provision	977
Amounts written off	(842)

Balance as of November 30, 2009	$847

Deferred Revenue

Deferred revenues represent amounts billed or payments received from customers for services and maintenance in advance of performing the services. The Company’s clients normally pay subscription fees annually or quarterly in advance. Deferred revenue is amortized ratably over the service period. Where the contract has not begun or been renewed, deferred revenues and accounts receivable are not recognized.

Accounting for Income Taxes

Prior to May 3, 2008, the Company was a member of the Morgan Stanley consolidated group and the Company’s taxable income had been included in the consolidated U.S. federal income tax return of Morgan Stanley as well as in returns filed by Morgan Stanley with certain state and local taxing jurisdictions. After May 2, 2008, upon the disposition by Morgan Stanley of some of its equity interest in MSCI, the Company was no longer eligible to join in the filing of a consolidated U.S. federal income tax return with Morgan Stanley, and the Company has filed and will continue to file its U.S. consolidated federal income tax return as a taxable group separate from Morgan Stanley. The Company’s foreign income tax returns have been and continue to be filed on a separate company basis. The Company’s federal and foreign income tax liability has been computed and presented as if it were a separate taxpaying entity in the periods presented. However, the state and local tax liability presented in these statements reflects the fact that prior to May 22, 2009, when Morgan Stanley disposed of its remaining equity interest in MSCI, the Company was included in certain state consolidated, combined or unitary filings of Morgan Stanley, and that its tax liability was affected by the attributes of the Morgan Stanley combined group. After May 22, 2009, the Company is no longer eligible for inclusion in any state or local consolidated, combined, or unitary return filed by Morgan Stanley and, going forward, the Company will be filing the relevant state income tax returns as a separate taxable group. Where the Company files as a stand-alone taxpayer, the Company’s state and local tax filings will reflect its separate filing attributes. Federal income taxes incurred prior to May 3, 2008 and state income taxes incurred prior to May 22, 2009 are remitted to Morgan Stanley pursuant to a tax sharing agreement between the companies.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense is provided for using the asset and liability method, under which deferred tax assets and deferred tax liabilities are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

Research and Development and Software Capitalization

The Company accounts for research and development (“R&D”) costs in accordance with several accounting pronouncements, including ASC Subtopic 730-10, “Research and Development” and ASC Subtopic 985-730, “Software-Research and Development.” ASC Subtopic 730-10 requires that R&D generally be expensed as incurred. ASC Subtopic 985-730 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to clients. Judgment is required in determining when technological feasibility of a product is established. Costs incurred after technological feasibility is established have not been material, and accordingly, the Company has expensed all research and development costs when incurred. Research and development costs for the fiscal years ended November 30, 2009, 2008, 2007 were approximately $53.0 million, $56.5 million and $57.0 million, respectively, and are included in cost of services in the Consolidated Statements of Income.

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

Hedging Instruments

The Company uses swaps to hedge certain interest rate exposures. It does not use derivatives for speculative purposes. The Company applies ASC Subtopic 815-10, “Derivative and Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC Subtopic 815-10 requires MSCI to recognize all derivatives as either assets or liabilities in its Consolidated Statements of Financial Position and measure those instruments at fair value. The changes in the fair value of the interest rate swaps are assessed in accordance with ASC Subtopic 815-10 and reflected in the carrying value of the interest rate swaps on the balance sheet. The estimated fair value is based primarily on projected future swap rates.

The Company applies cash flow hedge accounting to interest rate swaps designated as hedges of the variability of future cash flows from floating rate liabilities due to the benchmark interest rate. The Company uses regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging relationships. Changes in fair value of these interest rate swaps are recorded to “net change in cash flow hedges” as a component of accumulated other comprehensive income (loss) in Shareholders’ equity, to the extent they are effective. Amounts recorded to accumulated other comprehensive income (loss) are then reclassified to interest expense as interest on the hedged borrowings is recognized. Any ineffective portion of the change in fair value of these instruments is recorded to interest expense.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Stock

MSCI holds repurchased shares of its common stock as treasury stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Accumulated other comprehensive loss totaled approximately $7.6 million, $7.4 million and $0.2 million as of November 30, 2009, 2008 and 2007, respectively, resulting primarily from cumulative foreign currency translation, fair value calculations of the Company’s interest rate swaps and pension adjustments. Accumulated other comprehensive income (loss) has been reflected in the Consolidated Statements of Shareholders’ Equity.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and money market and U.S. Treasury security investments of three months or less.

Short-term Investments

Short-term investments include U.S. Treasury securities with maturity dates ranging from 91 to 365 days from the date of purchase. Since the Company has the intent and ability to hold the investments to maturity, these investments are classified as held-to-maturity and are stated at amortized cost plus accrued interest. The changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and fixtures and computer and communications equipment are provided principally by the straight-line method over the estimated useful life of the asset. Estimates of useful lives are as follows: furniture & fixtures – five years; computer and communications equipment—three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or, where applicable, the remaining term of the lease, but not exceeding 15 years.

Goodwill

Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The carrying amount of the Company’s goodwill is $ 441.6 million primarily relating to its acquisition of Barra. The Company’s goodwill is not amortized, but rather is subject to an impairment test each year, or more often if conditions indicate impairment may have occurred, pursuant to ASC Section 350, “Goodwill and Other Intangible.” Goodwill impairment is determined by comparing the fair value of the Company with its book value. If the estimated fair value exceeds the book value, goodwill is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of the impairment. As the Company’s fair value exceeded its book value, there was no impairment write-down of the Company’s goodwill for the fiscal years ended November 30, 2009, 2008 and 2007.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, cash on deposit with related parties, trade receivables, receivables from related parties, prepaid expenses and certain accrued liabilities and deferred revenue. The carrying value of these financial instruments approximates fair value given their short-term nature.

At November 30, 2009, the fair market value of the Company’s debt obligations was $374.0 million. The fair market value was estimated based on bid quotes available in the over the counter markets. The carrying value of this debt was $379.7 million.

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

Concentration of Credit Risk

The Company licenses its products and services to investment managers primarily in the United States, Europe and Asia (primarily Hong Kong and Japan). The Company evaluates the credit of its customers and does not require collateral. The Company maintains reserves on customer accounts where estimated losses may result from the inability of its customers to make required payments.

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash deposits and short-term investments. At November 30, 2009 and 2008, cash and cash equivalent amounts were $176.0 million and $268.1 million, respectively. At November 30, 2009, the Company had invested $295.3 million in U.S. Treasury Securities with maturity dates ranging from 91 to 365 days from the date of purchase. The Company receives interest at prevailing money market fund rates on its cash deposits.

For the fiscal year ended November 30, 2009, no single customer accounted for 10.0% or more of the Company’s operating revenues. For the fiscal years ended November 30, 2008 and 2007, Barclays PLC and its affiliates accounted for 11.0% and 12.6%, respectively, of the Company’s operating revenues.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued guidance establishing, among other things, the disclosure requirements for derivative instruments and for hedging activities. This guidance is covered under ASC Subtopic 815-10, “Derivatives and Hedging.” The guidance is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s financial reporting.

In June 2008, the FASB issued guidance titled, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This guidance is covered under ASC Section 260-10-55, “Earnings Per Share-Overall-Implementation Guidance and Illustrations.” The guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and,

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described ASC Section 260-10-45 “Earnings Per Share-Overall-Other Presentation Matters.” Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the potential impact of adopting this guidance.

Effective May 31, 2009, the Company adopted three updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC Subtopic, 320-10, “Investments-Debt and Equity Securities,” changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC Subtopic 825-10, “Financial Instruments,” increases the frequency of fair value disclosures. These updates were effective for years and interim periods ended after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial reporting.

In May 2009, the FASB issued guidance establishing general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is covered under ASC Subtopic 855-10, “Subsequent Events.” In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have a material effect on the Company’s financial reporting.

In October 2009 the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” or ASU No. 2009-13. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU No. 2009-13 will be effective for the Company’s fiscal year 2011 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company is currently assessing the impact that this guidance will have on its financial reporting.

In October 2009 the FASB issued ASU No. 2009-14 “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements,” or ASU No. 2009-14. ASU No. 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU No. 2009-14 will be effective for the Company’s fiscal year 2011 with

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company is currently assessing the impact that this guidance will have on its financial reporting.

See Note 1, “—Adoption of the FASB Accounting Standards Codification” for the discussion of ASU No. 2009-01.

3. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted weighted average common shares includes vested and unvested stock options and unvested restricted stock awards. There were 508,613 stock options excluded from the calculation of diluted earnings per share during the fiscal years ended November 30, 2009 and 2008 as their effect would have been antidilutive. No stock options or restricted stock awards were excluded from the calculation of diluted earnings per share for the year ended November 30, 2007.

The following table sets forth the computation of earnings per share (in thousands except per share data):

	For the fiscal year ended November 30,
	2009	2008	2007
Net income	$81,801	$68,268	$81,111

Basic weighted average common stock outstanding	100,607	100,037	84,608

Basic weighted average common stock outstanding	100,607	100,037	84,608
Effect of dilutive securities:
Stock options and restricted stock units	1,868	1,157	16

Diluted weighted average common shares outstanding	102,475	101,194	84,624

Earnings per basic common share	$0.81	$0.68	$0.96

Earnings per diluted common share	$0.80	$0.67	$0.96

4. SHORT-TERM INVESTMENTS

Short-term investments include U.S. Treasury securities with maturity dates ranging from 91 to 365 days from the date of purchase. Since the Company has the intent and ability to hold the investments to maturity, these investments are classified as held-to-maturity and are stated at amortized cost plus accrued interest. The changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

As of November 30, 2009, the carrying value of the short-term investments was $295.3 million. The Company held no short-term investments at November 30, 2008.

The carrying value and fair value of securities held-to-maturity at November 30th, 2009 were as follows:

In thousands	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Debt securities held-to-maturity
U.S. Treasury securities	$295,304	$264	$—	$295,568

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

None of the Company’s investments in held-to-maturity securities have been in an unrealized loss position as of November 30, 2009.

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

As of November 30, 2009, no other than temporary impairment has been recorded on any of the Company’s investments.

5. LONG TERM DEBT

On November 14, 2007, the Company entered into a secured $500.0 million credit facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto pursuant to a credit agreement dated as of November 20, 2007 (the “Credit Facility”). The Credit Facility consisted of a $425.0 million term loan facility and a $75.0 million revolving credit facility. The revolving credit facility is available for working capital requirements and other general corporate purposes (including the financing of permitted acquisitions), subject to certain conditions. Outstanding borrowings under the Credit Facility initially accrued interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving credit facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving credit facility and 2.00% in the case of the term loan B facility. In April 2008 and again in July 2008, the Company’s fixed margin rate was reduced by 0.25%. During the fiscal year ended November 30, 2009, the Company exercised its rights and chose to have a portion of both the term loan A facility and term loan B facility referenced to the one month LIBOR rates while the remaining portions continued to reference the three month LIBOR rates. The weighted average rate on the term loan A facility and term loan B facility was 2.95% and 3.57%, respectively, for the fiscal year ended November 30, 2009. Principal repayment requirements are paid quarterly in February, May, August and November. Interest on the principal is required to be paid either every three months in February, May, August and November or monthly, depending on whether the referenced LIBOR rates are three-month or one-month LIBOR rates. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively. The revolving credit facility matures on November 20, 2012.

In connection with entering into the Credit Facility, the Company recorded origination fees of $8.0 million which are being amortized over five to seven years. At November 30, 2009, $5.1 million of the origination fees remain unamortized.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Current maturities of long term debt at November 30, 2009 was $42.1 million, net of $0.2 million discount at November 30, 2009. Long term debt, net of current maturities was $337.6 million, net of $0.6 million discount at November 30, 2009. During the fiscal years ended November 30, 2009 and 2008, $0.2 million of the debt discount was amortized.

The aggregate amount of all long term debt to be repaid for the years following November 30, 2009, is as follows:

For the fiscal year ended November 30,	Amount
(in thousands)
2010	$42,250
2011	42,250
2012	82,250
2013	2,250
2014	211,500
Thereafter	—

Total	$380,500

Derivative Instruments. The Company manages its interest rate risk by using derivative instruments in the form of interest rate swaps designed to reduce interest rate risk by effectively converting a portion of floating-rate debt into fixed rate debt. This action reduces the Company’s risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed-rate debt. On February 13, 2008, the Company entered into interest rate swap agreements through the end of 2010 for an aggregate notional principal amount of $251.7 million. The effective fixed rate on the aggregate notional principal amount swapped of $229.3 million for the year ended November 30, 2009 was 5.29%. These interest rate swaps are designated as cash flow hedges and qualify for hedge accounting treatment under ASC Subtopic 815-10, “Derivatives and Hedging.”

In accordance with ASC Subtopic 815-10, the Company’s derivative instruments are recorded as assets or liabilities at fair value. Changes in fair value derivatives that have been designated as cash flow hedges are included in “unrealized losses on cash flow hedges” as a component of “other comprehensive income” to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of such hedging instruments would be included in the Consolidated Statements of Income in “interest (income) expense.” No hedge ineffectiveness on cash flow hedges was recognized during the fiscal year ended November 30, 2009. Gains and losses are reclassified from “accumulated other comprehensive loss” to the Consolidated Statement of Income in the period the hedged transaction affects earnings.

Amounts reported in “accumulated other comprehensive loss” related to derivatives will be reclassified to “interest expense” as interest payments are made on the Company’s variable-rate debt. Over the next twelve months, the Company estimates that $5.4 million will be reclassified as an increase to interest expense.

The gross carrying values of the interest rate contracts as of November 30, 2009 were $5.4 million and were recorded in other accrued liabilities on the Consolidated Statements of Financial Condition.

For the year ended November 30, 2009, a loss of $1.7 million was recognized on the effective portion of these interest rate contracts in accumulated other comprehensive income on the Consolidated Statements of Financial Condition. For the fiscal year ended November 30, 2009, the amount of loss on the effective portion of these interest rate contracts reclassified from accumulated other comprehensive income into interest expense on the Consolidated Statements of Income was $4.2 million.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit-risk-related contingent features. The Company has agreements with each of its derivative counterparties that contain cross-default provisions whereby if the Company defaults on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

As of November 30, 2009, the fair value of derivatives in a liability position related to these agreements was $5.4 million. As of November 30, 2009, the Company has not posted any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $5.4 million.

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

Receivables from Related Parties and Interest Income. At November 30, 2009, there are no related party receivables. Receivable amounts from Morgan Stanley of $0.8 million are included in trade receivables at November 30, 2009. At November 30, 2008, related party receivables of $1.8 million consisted of amounts due to the Company for sales of products and services to Morgan Stanley. The receivable amounts were unsecured, bore interest at Morgan Stanley’s internal prevailing rates and were payable on demand. Prior to July 1, 2008, the Company deposited substantially all of its excess funds with Morgan Stanley. The Company did not earn interest from Morgan Stanley during the fiscal year ended November 30, 2009. Interest earned on both cash on deposit with Morgan Stanley and related party receivables for the years ended November 30, 2008 and 2007 totaled approximately $5.3 million and $12.9 million, respectively.

Revenues

Morgan Stanley or its affiliates and Capital Group International, Inc. or its affiliates subscribe to, in the normal course of business, certain of the Company’s products. Historically, Morgan Stanley and Capital Group International, Inc. were entitled to a 15% discount on certain of the Company’s products and Capital Group International, Inc. was entitled to most favored nation treatment in certain circumstances. Capital Group International, Inc. received this 15% discount with respect to one of its contracts with the Company, which terminated on August 31, 2009. Morgan Stanley does not receive this 15% discount under any of its outstanding contracts with the Company, but it does receive discounts consistent with those available to comparable clients. Although Morgan Stanley and Capital Group International, Inc. have not been entitled to the historic 15% discount on contracts entered into since completion of the Company’s initial public offering, in the course of renegotiating their contracts upon termination, they may receive a discount similar to those available to comparable clients. Revenues recognized by the Company from subscription to the Company’s products by related parties for the fiscal years ended November 30, 2009, 2008 and 2007 are set forth below:

	For the fiscal year ended November 30,
	2009	2008	2007
	(in thousands)
Morgan Stanley and its affiliates(1)	$5,284	$12,413	$12,423
Capital Group International, Inc. and its affiliates(2)	—	—	1,827

Total	$5,284	$12,413	$14,250

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Morgan Stanley divested its investment in MSCI on May 22, 2009 and is not considered a related party subsequent to that date.
(2)	Capital Group International divested its investment in MSCI during the fiscal year ended November 30, 2008 and was not considered a related party since the fiscal year ended November 30, 2007.

Administrative Expenses

Morgan Stanley affiliates have invoiced administrative expenses to the Company relating to services provided by Morgan Stanley personnel. The charges for staff services provided by Morgan Stanley affiliates for the fiscal years ended November 30, 2009, 2008 and 2007 were $1.7 million, $18.3 million and $26.4 million, respectively.

Payables to Related Parties

At November 30, 2009, there are no payables to related parties. Payable amounts to Morgan Stanley of $1.6 million are included in accounts payable at November 30, 2009. At November 30, 2008, payables to related parties were $35.0 million and consisted of amounts due to Morgan Stanley affiliates for the Company’s expenses, income taxes and prepayments for the Company’s services. The amounts outstanding were unsecured, bore interest at Morgan Stanley’s internal prevailing rates and were payable on demand. Interest expense on these payables for the fiscal years ended November 30, 2009, 2008 and 2007 was $0.4 million, $0.4 million and $8.3 million, respectively.

7. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at November 30, 2009 and 2008 consisted of the following:

	As of November 30,
	2009	2008
	(in thousands)
Computer & related equipment	$38,773	$28,112
Furniture & fixtures	3,004	2,163
Leasehold improvements	13,947	10,879
Work-in-process	155	1,362

Subtotal	55,879	42,516
Accumulated depreciation and amortization	(26,498)	(14,069)

Property, equipment and leasehold improvements, net	$29,381	$28,447

Depreciation and amortization expense of property, equipment and leasehold improvements was $12.0 million, $5.0 million and $1.5 million for the fiscal years ended November 30, 2009, 2008 and 2007, respectively.

8. INTANGIBLE ASSETS

The Company amortizes definite-lived intangible assets over their estimated useful lives. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Management performed an impairment test in accordance with ASC Section 360-10-35, “Impairment or Disposal of Long-Lived Assets,” and determined there was no impairment. The Company has no indefinite-lived intangibles.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense related to intangible assets for the fiscal years ended November 30, 2009, 2008 and 2007 was approximately $25.6 million, $28.5 million and $26.4 million, respectively.

In the fiscal year ended November 30, 2009, the Company retired $0.1 million of intangible assets due to the expiration of non-compete clauses. At retirement, these assets were fully amortized.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of November 30, 2009
Technology/software	$140,678	(109,090)	31,588
Trademarks	102,220	(26,611)	75,609
Customer relationships	25,880	(12,888)	12,992
Non-competes	—	—	—

Total	$268,778	(148,589)	120,189

As of November 30, 2008
Technology/software	$140,800	$(90,077)	$50,723
Trademarks	102,220	(21,884)	80,336
Customer relationships	25,880	(11,032)	14,848
Non-competes	50	(50)	—

Total	$268,950	$(123,043)	$145,907

Estimated amortization expense for succeeding years is presented below:

Fiscal Year	Amortization Expense
(in thousands)
2010	17,111
2011	17,111
2012	17,110
2013	6,582
2014	6,582
Thereafter	55,693

Total	$120,189

9. LEASE COMMITMENTS

The Company leases facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of November 30, 2009 are as follows:

Fiscal Year	Amount
(in thousands)
2010	$13,307
2011	12,038
2012	12,438
2013	11,938
2014	11,112
Thereafter	28,306

Total	$89,139

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense under operating leases and for space the Company utilized for the fiscal years ended November 30, 2009, 2008 and 2007 was $10.4 million, $10.7 million and $10.4 million, respectively. Prior to May 22, 2009, the rent included allocations of services related to the maintenance of the space for those offices in which the Company occupied space in Morgan Stanley’s facilities. The cost of these services was not broken out separately.

10. EMPLOYEE BENEFITS

Prior to September 1, 2008, the Company participated in defined benefit pension and other post-retirement plans sponsored by Morgan Stanley for eligible U.S. employees. A supplementary pension plan covering certain executives was directly sponsored by Morgan Stanley. The Company also participated in a separate defined contribution pension plan maintained by Morgan Stanley that covered some of its non-U.S. employees. The assets and obligations under these plans were not separately identifiable for the Company. Discrete, detailed information concerning costs of these plans was not available for the Company, but was part of general and administrative costs allocated by Morgan Stanley included in operating expenses on the statement of income.

Beginning on September 1, 2008, the Company’s employees were treated as terminated under plans sponsored by Morgan Stanley. A portion of the Morgan Stanley Employees Retirement Plan, the Swiss pension plan to which the Company was affiliated, was spun-off to a separate plan, the Benefit Plan of MSCI Barra SA, effective September 1, 2008. Costs relating to pension and post-retirement benefit expenses allocated from Morgan Stanley and incurred directly by the Company included in cost of services were $1.0 million, $1.8 million and $2.0 million for the fiscal years ended November 30, 2009, 2008 and 2007, respectively. Amounts included in selling, general and administrative expense related to these pension and post-retirement expenses for the fiscal years ended November 30, 2009, 2008 and 2007 were $0.3 million, $0.9 million and $0.5 million, respectively.

Among other items, ASC Subtopic 715-10, “Compensation-Retirement Benefits,” requires recognition of the overfunded or underfunded status of an entity’s defined benefit and postretirement plans as an asset or liability in the financial statements and requires the measurement of defined benefit and postretirement plan assets and obligations as of the end of the employer’s fiscal year. ASC Subtopic 715-10’s requirement to use the fiscal year-end date as the measurement date is effective for fiscal year ending November 30, 2008. The Company early adopted the measurement date change in the fiscal year ended November 30, 2008, the impact of which was immaterial.

The following discussion summarizes the Employee benefit plans.

Pension and Other Post-retirement Plans. Through August 31, 2008, substantially all of the U.S. employees of the Company hired before July 1, 2007 and its U.S. affiliates were covered by a non-contributory, defined benefit pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plan”). Unfunded supplementary plans (the “Supplemental Plans”) covered certain executives. These pension plans generally provided pension benefits that were based on each employee’s years of credited service and on compensation levels specified in the plans. Morgan Stanley’s policy was to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations. Liabilities for benefits payable under its Supplemental Plans are accrued by the Company and are funded when paid to the beneficiaries. Morgan Stanley’s U.S. Qualified Plan was closed to new participants effective July 1, 2007. In lieu of a defined benefit pension plan, eligible employees who were first hired, rehired or transferred to a U.S. benefits eligible position on or after July 1, 2007 received a retirement contribution into their 401(k) plan. The amount of the retirement contribution was included in the Company’s 401(k) cost and was equal to between 2% to 5% of eligible pay based on years of service as of the prior December 31.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses a measurement date of November 30 to calculate obligations under its pension and postretirement plans. As of November 30, 2009, the Company carried a $5.5 million liability related to its future pension obligations.

Through August 31, 2008, the Company also participated in an unfunded post-retirement benefit plan that provided medical and life insurance for eligible U.S. retirees and their dependents. As of September 1, 2008, the Company no longer participated in an unfunded post-retirement benefit plan.

Net Periodic Benefit Expense. Net periodic benefit expense incurred directly by the Company and allocated to the Company from Morgan Stanley included the following components:

	Pension			Post-retirement
	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(dollars in thousands)
Net periodic benefit expense	$1,263	$2,485	$2,369	$—	$140	$103

401(k), Other Defined Contribution Plans and Profit Sharing Awards.

Effective September 1, 2008, eligible employees may participate in the MSCI 401(k) Plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions and, in the case of the MSCI 401(k) Plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations.

Through August 31, 2008, eligible employees were able to participate in the Morgan Stanley 401(k) Plan (or any other regional defined contribution plan sponsored by Morgan Stanley) immediately upon hire. Eligible employees received 401(k) and other defined contribution plan matching contributions which were invested in Morgan Stanley’s common stock. The retirement contribution granted in lieu of a defined benefit pension plan was included in the Morgan Stanley 401(k) and other defined contribution plan expense allocated to the Company. Morgan Stanley also provided discretionary profit sharing to certain employees.

The Company’s expense associated with the 401(k) Plans, other defined contribution plans and Morgan Stanley’s ESOP and profit sharing plans for the fiscal years ended November 30, 2009, 2008 and 2007 was approximately $5.7 million, $3.3 million and $3.3 million, respectively.

11. SHARE-BASED COMPENSATION

MSCI Share-based Compensation Awards

On November 6, 2007, the Company’s Board of Directors approved the award of founders grants to its employees in the form of restricted stock units and/or options (“Founders Grant Award”). The aggregate value of the grants, which were made on November 14, 2007, was approximately $68.0 million. The restricted stock units and options vest over a four year period, with 50% vesting on the second anniversary of the grant date and 25% vesting on each of the third and fourth anniversary of the grant date. The options have an exercise price per share of $18.00 and have a term of 10 years, subject to earlier cancellation in certain circumstances. The aggregate value of the options was calculated using the Black-Scholes valuation method consistent with ASC Subtopic 718-10, “Compensation-Stock Compensation.”

On December 16, 2008, the Company, as a component of the 2008 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units (“2008 Bonus Award”). The aggregate value of the grants was approximately $9.5 million of restricted stock units. The restricted stock units vest over a three year

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period, with one-third vesting on January 8, 2010, January 10, 2011 and January 9, 2012, respectively. Approximately $4.2 million of this grant was awarded to retirement-eligible employees under the award terms. Based on interpretive guidance related to ASC Subtopic 718-10, the Company accrues the estimated cost of these awards over the course of the fiscal year in which the award is earned. As such, the Company accrued the estimated cost of the fiscal 2008 Bonus Award granted to retirement-eligible employees in the fiscal year ended November 30, 2008 rather than expensing the awards on the date of grant.

In December 2009, the Company, as a component of the 2009 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units (“2009 Bonus Award”). The total number of units granted was 392,626. The aggregate value of the grants was approximately $13.2 million. Approximately $5.1 million was awarded to retirement eligible employees under the award terms and was expensed in the fiscal year ended November 30, 2009.

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

The components of share-based compensation expense related to the awards to Company employees and directors who are not employees of the Company or Morgan Stanley of restricted stock units (representing shares of MSCI common stock) and options to purchase MSCI common stock, as applicable, are presented below (in thousands):

For the fiscal years ended	November 30, 2009	November 30, 2008	November 30, 2007
Deferred stock	$28,988	$24,318	$839
Stock options	6,174	6,020	195

Total	$35,162	$30,338	$1,034

The amount of this expense included in cost of services for the fiscal years ended November 30, 2009, 2008 and 2007 was $12.2 million, $10.0 million and $0.2 million, respectively. The amount of this expense included in selling, general and administrative expense for the years ended November 30, 2009, 2008 and 2007 was $23.0 million, $20.4 million and $0.8 million, respectively.

The tax benefits for share-based compensation expense related to deferred stock and stock options granted to Company employees and to directors who are not employees of the Company or Morgan Stanley were $6.9 million for the year ended November 30, 2009. No tax benefits for share-based compensation expense were recognized for the years ended November 30, 2008 and 2007.

As of November 30, 2009, approximately $14.7 million of compensation cost related to MSCI unvested share-based awards granted to the Company’s employees and to directors who are not employees of the Company or Morgan Stanley had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will be recognized primarily over the next one to two years.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of its class a common stock. As of November 30, 2009, approximately 8.1 million class A shares were available for future grant under these plans.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Stock Awards. Certain Company employees have been granted deferred stock awards pursuant to its share-based compensation plan. The plan provides for the deferral of a portion of certain employees’ discretionary compensation with awards made in the form of the right to receive restricted stock units. Recipients of deferred stock generally have rights to receive dividend equivalents that are not subject to vesting.

The following table sets forth activity concerning the Company’s vested and unvested restricted stock units applicable to its employees (share data in thousands):

For the Fiscal Year Ended November 30, 2009	Number of Shares	Weighted Average Price
Restricted stock units at beginning of year	2,757	$18.02
Granted	607	$15.90
Conversion to common stock	(1,446)	$18.01
Canceled	(31)	$17.45

Restricted stock units at end of year(1)	1,887	$17.36

(1)	As of November 30, 2009, approximately 1.7 million restricted stock units, with a weighted average price of $17.34, were vested or expected to vest.

The total fair value of restricted stock units held by the Company’s employees converted to MSCI common stock during the fiscal year ended November 30, 2009 and 2008 was $45.3 million and $1.9 million, respectively. No restricted stock units held by the Company’s employees converted to MSCI common stock during the year ended November 30, 2007.

The following table sets forth activity concerning the Company’s vested and unvested restricted stock units related to its employees (share data in thousands):

For the Fiscal Year Ended November 30, 2009	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at beginning of year	2,757	$18.02
Granted	607	$15.90
Vested	(1,708)	$17.68
Canceled	(31)	$17.45

Unvested restricted stock units at end of year(1)	1,625	$17.60

Expected to vest	1,401	$17.49

(1)	Unvested restricted stock units represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligibility requirements.

Stock Option Awards. Certain Company employees have been granted stock options awards pursuant to its share-based compensation plan. The options were granted under the Founders Grant Award and have an exercise price per share equal to the initial public offering price per share and expire ten years from the date of grant, subject to accelerated expiration upon termination of employment.

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

The Company’s expected option life for MSCI stock options has been determined using the shortcut method according to SEC Staff Accounting Bulletin No. 107 (“SAB 107”), taking into account the option’s weighted vesting period and contractual term. The expected stock price volatility assumption was determined using the historical volatility of MSCI’s peers. Because the Company did not have sufficient share price history to calculate the historical volatility of MSCI common stock at the time of option grant, the Company believed that its peers’ historical volatility was the most reliable data for the purposes of estimating the expected volatility of its options and was a better indicator of expected volatility than implied volatility or a combined method of determining volatility when developing its assumption of option awards to be settled in MSCI common stock.

The following table sets forth activity concerning MSCI stock options granted to the Company’s employees for the fiscal year ended November 30, 2009 (option data and dollar values in thousands, except exercise price):

For the Fiscal Year Ended November 30, 2009	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregated Intrinsic Value
Options outstanding at beginning of year	2,077	$18.00	8.96	N/A
Granted	—	$—	N/A	N/A
Forfeited	(9)	$18.00	N/A	N/A
Conversion to common stock	(51)	$18.00	N/A	N/A

Options outstanding at end of year	2,017	$18.00	7.96	$25,156

Options exercisable at year end	1,042	$18.00	7.96	$12,990

Options vested or expected to vest	1,912	$18.00	7.96	$23,840

The intrinsic value of the stock options exercised by the Company’s employees during the year ended November 30, 2009 was $0.6 million. No stock options were exercised by the Company’s employees during the years ended November 30, 2008 and 2007.

Morgan Stanley Share-based Compensation Awards

Certain employees of the Company had received share-based compensation under Morgan Stanley’s executive compensation programs. The fair value of Morgan Stanley-related restricted stock units was determined based on the number of units granted and the grant date fair value of Morgan Stanley common stock, measured as the volume-weighted average price on the date of grant. The fair value of Morgan Stanley-related stock options is determined using the Black-Scholes valuation model and the single grant life method. Under the single grant life method, option awards with graded vesting are valued using a single weighted-average expected option life.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of share-based compensation expense (net of cancellations) related to Company employees allocated to the Company are presented below:

	For the fiscal year ended November 30,
	2009	2008	2007
	(in thousands)
Deferred stock	$602	$1,594	$2,857
Stock options	128	61	242

Total	$730	$1,655	$3,099

The amount of this expense included in cost of services for the fiscal years ended November 30, 2009, 2008 and 2007 was $0.1 million, $0.8 million and $1.7 million, respectively.

The amount of this expense included in selling, general and administrative expense for the fiscal years ended November 30, 2009, 2008 and 2007 was $0.6 million, $0.9 million and $1.4 million, respectively.

Deferred Stock Awards. Certain Company employees were granted deferred stock awards pursuant to several Morgan Stanley share-based compensation plans. The plans provide for the deferral of a portion of certain key employees’ discretionary compensation with awards made in the form of restricted common stock or the right to receive unrestricted shares of common stock in the future (“restricted stock units”). Awards under these plans are generally subject to vesting over time and to restrictions on sale, transfer or assignment until the end of a specified period, generally five years from date of grant. All or a portion of an award may be canceled if employment is terminated before the end of the relevant vesting period. All or a portion of a vested award also may be canceled in certain limited situations, including termination for cause during the restriction period. Recipients of deferred stock generally have voting rights and receive dividend equivalents that are not subject to vesting.

The following table sets forth activity concerning Morgan Stanley vested and unvested restricted stock units applicable to the Company’s employees (share data in thousands):

For the Fiscal Year Ended November 30, 2009	Number of Shares	Weighted Average Price
Restricted stock units at beginning of year	41	$65.22
Conversion to common stock	(3)	$52.19
Canceled	—	$—

Restricted stock units at end of year(1)	38	$66.38

(1)	All remaining restricted stock units vested and converted to shares of Morgan Stanley common stock in January 2010.

The total fair value of restricted stock units held by the Company’s employees converted to Morgan Stanley common stock during the year ended November 30, 2009, 2008 and 2007 was $0.1 million, $11.4 million and $2.6 million, respectively.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity concerning Morgan Stanley vested and unvested restricted stock units related to the Company’s employees (share data in thousands):

For the Fiscal Year Ended November 30, 2009	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at beginning of year	20	$64.81
Vested	(20)	$64.81
Canceled	—	$—

Unvested restricted stock units at end of year (1)	—	$—

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

The weighted average fair value of Morgan Stanley stock options related to the Company’s employees granted during the fiscal year ended November 30, 2007 was $19.12, utilizing the following weighted average assumptions:

For the fiscal year ended	November 30, 2007
Risk free interest rate	4.4%
Expected option life in years	6.3
Expected stock price volatility	23.8%
Expected dividend yield	1.4%

The Company’s expected option life for Morgan Stanley stock options was determined based upon historical experience. Beginning December 1, 2006, the expected stock price volatility assumption was determined using the implied volatility of exchange traded options, consistent with the guidance in SAB 107. Prior to December 1, 2006, the expected stock price volatility was determined based upon Morgan Stanley’s historical stock price data over a time period similar to the expected option life. The Company believed that implied volatility was more reflective of market conditions and a better indicator of expected volatility than historical volatility or a combined method of determining volatility when it developed its assumption of option awards to be settled in Morgan Stanley common stock.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity concerning Morgan Stanley stock options granted to the Company’s employees in respect of service provided in the fiscal year ended November 30, 2009 (option data and dollar values in thousands, except exercise price):

For the Fiscal Year Ended November 30, 2009	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregated Intrinsic Value
Options outstanding at beginning of year	266	$48.83	N/A	N/A
Exercised	—	$—	N/A	N/A
Canceled	(66)	$44.13	N/A	N/A

Options outstanding at end of year	200	$50.38	3.21	$—

Options vested and exercisable at end of year	200	$50.38	3.21	$—

No Morgan Stanley stock options were exercised by the Company’s employees during the year ended November 30, 2009. The intrinsic value of the Morgan Stanley stock options exercised by the Company’s employees during the fiscal year ended November 30, 2008 was immaterial and was $0.9 million during the fiscal year ended November 30, 2007.

12. INCOME TAXES

The provision for income taxes (benefits) consisted of (in thousands):

	For the fiscal years ended November 30,
	2009	2008	2007
Current
U.S. federal	$45,957	$36,394	$59,608
U.S. state and local	10,714	7,586	10,886
Non U.S.	7,587	4,573	4,261

	64,258	48,553	74,755

Deferred
U.S. federal	(12,940)	(4,631)	(19,630)
U.S. state and local	(919)	(1,241)	(1,861)
Non U.S.	(479)	(1,306)	(1,083)

	(14,338)	(7,178)	(22,574)

Provision for income taxes	$49,920	$41,375	$52,181

Approximately $17.6 million and $7.9 million of prepayments for income taxes are reflected in prepaid and other current assets in the Consolidated Statements of Financial Condition as of November 30, 2009 and 2008, respectively.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the provision to the U.S. federal statutory income tax rate:

	For the fiscal years ended November 30,
	2009	2008	2007
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3.63%	3.76%	4.40%
Change in tax rates applicable to non-U.S. earnings	(0.64%)	(0.58%)	(1.55%)
Domestic tax credits	(0.96%)	(1.85%)	(0.27%)
Other	0.87%	1.41%	1.56%

Effective income tax rate	37.90%	37.74%	39.14%

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at November 30, 2009 and November 30, 2008 were as follows (in thousands):

	As of November 30,
	2009	2008
Deferred tax assets
Employee compensation and benefit plans	$16,587	$14,735
Property, equipment and leasehold improvements, net	4,575	2,576
State taxes	2,824	605
Interest rate swap	2,100	1,384
Foreign taxes	1,970	—
Foreign currency translation	1,927	2,016
Pension	484	1,007
Other	1,499	2,294

Total deferred tax assets	31,966	24,618

Deferred tax liabilities
Intangible assets	44,655	51,941
Other	2,814	3,451

Total deferred tax liabilities	47,469	55,392

Net deferred tax liabilities	$(15,503)	$(30,774)

Net current deferred tax asset	$24,577	$18,590
Net non-current deferred tax liabilities	(40,080)	(49,364)

Net deferred tax liabilities	$(15,503)	$(30,774)

Prior to May 3, 2008, the Company was a member of the Morgan Stanley consolidated group and the Company’s taxable income was included in the consolidated U.S. federal income tax return of Morgan Stanley and as well as in returns filed by Morgan Stanley with certain state and local taxing jurisdictions. After May 2, 2008, upon the disposition by Morgan Stanley of some of its equity interest in MSCI, the Company was no longer eligible to join in the filing of a consolidated U.S. federal income tax return with Morgan Stanley, and the Company has filed and will continue to file its U.S. consolidated federal income tax return as a taxable group separate from Morgan Stanley. The Company’s foreign income tax returns have been, and continue to be, filed

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on a separate company basis. The Company’s federal and foreign income tax liability has been computed and presented as if it were a separate taxpaying entity in the periods presented. However, the state and local tax liability presented in these statements reflects the fact that prior to May 22, 2009, when Morgan Stanley disposed of its remaining equity interest in MSCI, the Company was included in certain state consolidated, combined or unitary filings of Morgan Stanley, and that its tax liability was affected by the attributes of the Morgan Stanley combined group. After May 22, 2009, the Company is no longer eligible for inclusion in any state or local consolidated, combined, or unitary return filed by Morgan Stanley and, going forward, the Company will be filing the relevant state income tax returns as a separate taxable group. Where the Company files as a stand-alone taxpayer, the Company’s state and local tax filings will reflect its separate filing attributes. Federal income taxes incurred prior to May 3, 2008 and state income taxes incurred prior to May 22, 2009 are remitted to Morgan Stanley pursuant to a tax sharing agreement between the companies. During the fourth quarter of 2009, the Company paid $24.1 million to Morgan Stanley to settle the Company’s share of tax amounts due pursuant to the tax sharing agreement.

As a result of a settlement entered into in January 2008 by Morgan Stanley with New York State and New York City tax authorities, MSCI will be included in the combined New York State and New York City income tax returns of Morgan Stanley, through July 21, 2008. After July 21, 2008, the Company files as a separate taxpayer in New York State and New York City. When filing as a separate taxpayer, MSCI’s New York State and New York City income taxes were lower than when calculated as part of Morgan Stanley’s combined state and local income tax return over the applicable period. As a result of the settlement, the Company will have increased taxes for the periods 1999 through 2006. Consequently, the Company recorded an adjustment of $5.1 million in fiscal 2007 for tax and interest (net of federal tax benefit) relating to tax years 1999 through 2006 to reflect the additional taxes owed. This liability to indemnify Morgan Stanley under the Tax Sharing Agreement was recorded in payable to related parties in the Consolidated Statements of Financial Condition as of November 30, 2008.

Earnings attributable to foreign subsidiaries were approximately $25.1 million, $18.4 million and $13.4 million for the fiscal years ended November 30, 2009, 2008, and 2007, respectively. No provisions for income tax that could occur upon repatriation have been recorded on these earnings. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of income for a particular future period and on the Company’s effective tax rate for any period in which such resolution occurs.

It is reasonably possible that significant changes in the balance of unrecognized tax benefits may occur within the next 12 months. It is difficult to estimate the range of such changes; however, the Company does not expect that any change in the unrecognized tax benefits would have a material impact on its effective tax rate over the next 12 months.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the fiscal year ended November 30, 2009:

Gross Unrecognized tax benefits (amounts in thousands)	Fiscal Year Ended November 30, 2009
Beginning balance as of December 1, 2008	$2,625
Increases based on tax positions related to the current period	466
Increases based on tax positions related to prior periods	8,796
Decreases based on tax positions related to prior periods	(349)
Increases/ (Decreases) related to settlements with taxing authorities	(564)
Increases/(Decreases) related to a lapse of applicable statute of limitations	—

Ending balance as of November 30, 2009	$10,974

The total amount of unrecognized tax benefits was approximately $6.8 million, net of federal benefit of state issues, competent authority and foreign tax credit offsets, as of November 30, 2009, which, if recognized, would favorably affect the effective tax rate in future periods. The Company recognizes the accrual of interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes in the Consolidated Statements of Income. For the fiscal year ended November 30, 2009, the Company recognized $0.2 million of interest in the Consolidated Statements of Income. No penalties were accrued.

The Company is under continuous examination by the Internal Revenue Service (“the IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York and California. The tax years currently under examination vary by jurisdiction. The IRS is expected to conclude the fieldwork portion of their respective current examinations in the third quarter of 2010.

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

Tax Jurisdiction	Open Tax Years
United States	1999 – 2008
California	2004 – 2008
New York State and City	2002 – 2008
Hong Kong	2002 – 2008
United Kingdom	2006 – 2008
Japan	2006 – 2008

13. SEGMENT INFORMATION

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Based on the Company’s integration and management strategies, the Company leverages common production, development and client coverage teams to create, produce and license investment decision support tools to various types of investment organizations worldwide. On this basis, the Company assesses that it operates in a single business segment.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by geography is based on the shipping address of the customer.

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth revenue and long-lived assets by geographic area:

	2009		2008		2007
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
	(in thousands)
Americas:
United States	$212,763	571,052	$208,884	$597,254	$182,573	$616,856
Other	14,425	672	13,048	320	11,232	2

Total Americas	227,188	571,724	221,932	597,574	193,805	616,858

EMEA:
United Kingdom	56,232	1,488	55,858	1,572	46,272	482
Other	83,922	11,997	85,564	11,722	75,550	2,238

Total EMEA	140,154	13,485	141,422	13,294	121,822	2,720

Asia & Australia:
Japan	41,805	503	36,890	483	30,902	120
Other	33,801	5,481	30,717	4,626	23,357	578

Total Asia & Australia	75,606	5,984	67,607	5,109	54,259	698

Total	$442,948	$591,193	$430,961	$615,977	$369,886	$620,276

14. LEGAL MATTERS

From time to time, the Company may be party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material adverse effect on its business, operating results, financial condition or cash flows.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. QUARTERLY RESULTS OF OPERATIONS (unaudited):

	2009				2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Operating revenues	$105,915	$109,375	$108,868	$118,790	$104,951	$108,195	$110,399	$107,416
Cost of services	28,935	29,269	28,247	32,214	30,860	29,636	27,800	35,094
Selling, general and administrative	34,716	34,052	33,525	33,487	31,320	38,005	36,687	32,299
Amortization of intangible assets	6,429	6,428	6,429	6,268	7,125	7,125	7,125	7,125
Depreciation and amortization of property, equipment and leasehold improvements	3,051	2,972	2,869	3,065	484	522	1,268	2,696

Total operating expenses	73,131	72,721	71,070	75,034	69,789	75,288	72,880	77,214

Operating income	32,784	36,654	37,798	43,756	35,162	32,907	37,519	30,202
Interest expense	5,638	4,904	4,628	4,513	8,463	6,668	5,991	5,810
Interest income	(121)	(220)	(373)	(339)	(2,372)	(3,508)	(1,843)	(419)
Other expense (income)	882	(2)	(168)	(71)	336	(638)	3,224	4,435

Other expense (income), net	6,399	4,682	4,087	4,103	6,427	2,522	7,372	9,826

Income before provision for income taxes	26,385	31,972	33,711	39,653	28,735	30,385	30,147	20,376
Provision for income taxes	9,661	12,354	12,787	15,118	10,801	11,754	11,269	7,551

Net income	$16,724	$19,618	$20,924	$24,535	$17,934	$18,631	$18,878	$12,825

Earnings per basic common share	$0.17	$0.20	$0.21	$0.24	$0.18	$0.19	$0.19	$0.13

Earnings per diluted common share	$0.16	$0.19	$0.20	$0.24	$0.18	$0.18	$0.19	$0.13

Weighted average shares outstanding used in computing per share data
Basic	100,286	100,360	100,402	101,383	100,011	100,026	100,052	100,060

Diluted	101,471	101,915	102,717	103,792	100,728	101,282	101,698	101,067

16. SUBSEQUENT EVENTS

Management of the Company evaluated subsequent events from November 30, 2009 through the January 29, 2010 issuance date of this Form 10-K and determined that there were no reportable subsequent events to be disclosed.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

3.2	Amended and Restated By-laws (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

4.1	Form of Senior Debt Indenture (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-159311), filed with the SEC on May 18, 2009 and incorporated by reference herein)

4.2	Form of Subordinated Debt Indenture (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-159311) filed with the SEC on May 18, 2009 and incorporated by reference herein)

10.1†	Index License Agreement for Funds, dated as of March 18, 2000, between Morgan Stanley Capital International and Barclays Global Investors, N.A. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.2†	Amendment to Index License Agreement for Funds between Morgan Stanley Capital International and Barclays Global Investors, N.A. (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.3†	Letter Agreement to Amend MSCI-BGI Fund Index License Agreement, dated as of June 21, 2001, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.4†	Addendum to the Index License Agreement for Funds, dated as of September 18, 2002, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.5†	Amendment to the Index License Agreement for Funds, dated as of December 3, 2004 between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on October 26, 2007 and incorporated by reference herein)

10.6†	Amendment to the Index License Agreement for Funds, dated as of May 1, 2005 between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.7†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2006, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), with the SEC on October 26, 2007 and incorporated by reference herein)

10.8†	Amendment to Index License Agreement for Funds, dated as of June 5, 2007, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

Exhibit Number	Description

10.9†	Amendment to Index License Agreement for Funds, dated as of November 7, 2008, between MSCI Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No.001-33812), filed with the SEC on January 29, 2009 and incorporated by reference herein)

10.10††#	Amendment to Index License Agreement for Funds, dated as of December 9, 2008, between MSCI Inc. and Barclays Global Investors, N.A.

10.11#	Amendment to Index License Agreement for Funds, dated as of April 1, 2009, between MSCI Inc. and Barclays Global Investors, N.A.

10.12††#	Amendment to Index License Agreement for Funds, dated as of May 21, 2009, between MSCI Inc. and Barclays Global Investors, N.A.

10.13††#	Amendment to Index License Agreement for Funds, dated as of September 30, 2009, between MSCI Inc. and Barclays Global Investors, N.A.

10.14#	Amendment to Index License Agreement for Funds, dated as of October 6, 2009, between MSCI Inc. and Barclays Global Investors, N.A.

10.15††#	Amendment to Index License Agreement for Funds, dated as of October 27, 2009, between MSCI Inc. and Barclays Global Investors, N.A.

10.16	Trademark License Agreement, dated as of March 18, 2002, between Morgan Stanley Dean Witter & Co. and Morgan Stanley Capital International Inc. (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.17	Amendment No. 1 to Trademark License Agreement, dated July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.18	Intellectual Property Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.19	Amendment No. 1 to Intellectual Property Agreement, dated as of July 21, 2008 between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.20	Services Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.11 to the company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.21	Amendment No. 1 to Services Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.22	Letter Agreement to Services Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 22, 2009 and incorporated by reference herein)

10.23	Tax Sharing Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

Exhibit Number	Description

10.24	Shareholder Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.25	Amended and Restated Shareholder Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.26	Credit Agreement, dated as of November 20, 2007, among MSCI Inc., Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and the other lenders party thereto (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.27	Asset Purchase Agreement, dated July 22, 2008, between MSCI Inc. and Morgan Stanley (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.28	Separation Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 22, 2009 and incorporated by reference herein)

10.29	Employee Matters Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 22, 2009 and incorporated by reference herein)

10.30**	MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (filed as Annex B to the Company’s Definitive Proxy Statement filed with the SEC on February 28, 2008 (File No. 001-33812) and incorporated by reference herein)

10.31**	MSCI Independent Directors’ Equity Compensation Plan (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.32**	MSCI Inc. Performance Formula and Incentive Plan (filed as Annex C to the Company’s Definitive Proxy Statement filed with the SEC on February 28, 2008 (File No. 001-33812) and incorporated by reference herein)

10.33**	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificates for Stock Units (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.34**	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificates for Stock Units for Named Executive Officers (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 208 and incorporated by reference herein)

10.35**	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.36**	MSCI Independent Directors’ Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

Exhibit Number	Description

10.37**	Employment Offer Letter, dated as of July 20, 2006, between Michael Neborak and Morgan Stanley Capital International Inc. (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on November 6, 2007 and incorporated by reference herein)

10.38**	Summary of Relocation and Expatriate Benefits for C.D. Baer Pettit (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on November 6, 2007 and incorporated by reference herein)

10.39**	MSCI Equity Incentive Compensation Plan Form of Award Certificate for Stock Units for Executive Officers and the General Counsel (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 001-33812), filed with the SEC on January 29, 2009 and incorporated by reference herein)

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Deloitte & Touche LLP

24.1 - 24.7#	Powers of Attorney

31.1***	Rule 13a-14(a) Certification of Chief Executive Officer

31.2***	Rule 13a-14(a) Certification of Chief Financial Officer

32.1***	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

#	Filed herewith.
**	Indicates a management compensation plan, contract or arrangement previously filed.
***	Furnished herewith.
†	Confidential treatment has been granted for a portion of this exhibit.
††	Confidential treatment requested.