Form 10-Q
period 2010-02-28
MSCI Inc.
filed 2010-04-08
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of March 31, 2010, there were 105,001,006 shares of the Registrant’s class A Common Stock, $0.01 par value, outstanding and no shares of Registrant’s class B Common Stock, $0.01 par value, outstanding.

MSCI INC.
FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2010

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

PART I

Item 1.  Unaudited Condensed Consolidated Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share data)

	As of
	February 28,	November 30,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,349	$176,024
Short-term investments	358,145	295,304
Trade receivables (net of allowances of $703 and $847 as of February 28, 2010 and November 30, 2009, respectively)	113,901	77,180
Deferred taxes	23,877	24,577
Prepaid and other assets	21,576	29,399
Total current assets	601,848	602,484
Property, equipment and leasehold improvements, (net of accumulated depreciation of $28,704 and $26,498 at February 28, 2010 and November 30, 2009, respectively)	27,256	29,381
Goodwill	441,623	441,623
Intangible assets (net of accumulated amortization of $152,811 and $148,589 at February 28, 2010 and November 30, 2009, respectively)	115,911	120,189
Other non-current assets	9,236	6,592
Total assets	$1,195,874	$1,200,269
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$406	$1,878
Accrued compensation and related benefits	21,517	65,088
Other accrued liabilities	30,088	30,502
Current maturities of long term debt	42,088	42,088
Deferred revenue	168,311	152,944
Total current liabilities	262,410	292,500
Long term debt, net of current maturities	327,099	337,622
Deferred taxes	38,443	40,080
Other non-current liabilities	22,261	23,011
Total liabilities	650,213	693,213

Commitments and Contingencies (see Note 9)

Shareholders' equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 500,000,000 class A shares and 250,000,000 class B shares authorized; 105,678,900 and 105,391,919 class A shares issued and 104,997,465 and 104,781,404 class A shares outstanding at February 28, 2010 and November 30, 2009, respectly; no class B shares issued and outstanding at February 28, 2010 and November 30, 2009, respectively)	1,057	1,054
Treasury shares, at cost (681,435 and 610,515 shares at February 28, 2010 and November 30, 2009, respectively)	(21,614)	(19,168)
Additional paid in capital	461,035	448,747
Retained earnings	111,531	84,013
Accumulated other comprehensive loss	(6,348)	(7,590)
Total shareholders' equity	545,661	507,056
Total liabilities and shareholders' equity	$1,195,874	$1,200,269

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended February 28,
	2010	2009
	(unaudited)
Operating revenues	$121,680	$105,915

Cost of services	29,291	28,935
Selling, general and administrative	37,461	34,716
Amortization of intangible assets	4,278	6,429
Depreciation and amortization of property, equipment and leasehold improvements	3,393	3,051
Total operating expenses	74,423	73,131
Operating income	47,257	32,784
Interest income	(408)	(121)
Interest expense	4,436	5,638
Other (income) expense	(608)	882
Other expense (income), net	3,420	6,399
Income before income taxes	43,837	26,385
Provision for income taxes	16,319	9,661
Net income	$27,518	$16,724
Earnings per basic common share	$0.26	$0.16
Earnings per diluted common share	$0.26	$0.16
Weighted average shares outstanding used in computing earnings per share
Basic	105,235	100,286
Diluted	105,844	100,286

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended February 28,
	2010	2009
	(unaudited)
Cash flows from operating activities
Net income	$27,518	$16,724
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share based compensation	5,120	7,736
Amortization of intangible assets	4,278	6,429
Depreciation of property, equipment and leasehold improvements	3,393	3,051
Deferred taxes	(1,918)	(4,214)
Excess tax benefits from share-based compensation	(1,392)	—
Amortization of discount on short-term investments	(271)	—
Foreign currency (gain) loss	(82)	763
Gain on sale of property, equipment and leasehold improvements, net	—	128
Provision for bad debts	55	314
Amortization of debt origination fees	358	358
Amortization of discount on long-term debt	40	42
Changes in assets and liabilities:
Trade receivable	(37,680)	(14,225)
Due from related parties	—	(2,620)
Prepaid and other assets	9,005	6,723
Accounts payable	(1,466)	(359)
Payable to related parties	—	1,963
Deferred revenue	18,008	33,548
Accrued compensation and related benefits	(39,374)	(35,553)
Income taxes payable	—	656
Other accrued liabilities	2,140	771
Other	(2,493)	237
Net cash (used in) provided by operating activities	(14,761)	22,472
Cash flows from investing activities
Purchases of short-term investments	(112,556)	—
Proceeds from the maturity of short-term investments	50,300	—
Capital expenditures	(3,285)	(6,033)
Net cash used in investing activities	(65,541)	(6,033)
Cash flows from financing activities
Repayment of long term debt	(10,563)	(5,563)
Repurchase of treasury shares	(2,446)	(110)
Proceeds from the exercise of stock options	2,117	—
Excess tax benefits from share-based compensation	1,392	—
Net cash used by financing activities	(9,500)	(5,673)
Effect of exchange rate changes	(1,873)	(1,962)
Net (decrease) increase in cash	(91,675)	8,804
Cash and cash equivalents, beginning of period	176,024	268,077
Cash and cash equivalents, end of period	$84,349	$276,881
Supplemental disclosure of cash flow information
Cash paid for interest	$3,952	$5,304
Cash paid for income taxes	$7,288	$5,259

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$2,255	$4,280

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

MSCI’s primary products consist of equity indices, equity portfolio analytics and multi-asset class portfolio analytics. The Company also has product offerings in the areas of energy and commodity asset valuation analytics and fixed income portfolio analytics and risk models. The Company’s products are generally comprised of proprietary index data or proprietary risk data and/or sophisticated software applications. The Company’s index and risk data are created by applying its models and methodologies to market data. The Company’s clients can use its data together with its proprietary software applications, third-party applications or their own applications in their investment processes. The Company’s software applications offer its clients sophisticated portfolio analytics to perform in-depth analysis of their portfolios, using its risk data, the client’s portfolio data and fundamental and market data. The Company’s products are marketed under three leading brands. The Company’s index products are typically branded “MSCI.” The Company’s portfolio analytics products are typically branded “Barra.” The Company’s energy and commodity asset valuation analytics products are typically branded “FEA.”

Basis of Presentation and Use of Estimates

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of February 28, 2010 and November 30, 2009 and the results of operations and cash flows for the three months ended February 28, 2010 and 2009.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009.  The condensed consolidated financial statement information as of Novermber 30, 2009 has been derived from the 2009 audited consolidated financial statements.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

 The Condensed Consolidated Statement of Income for the three months ended February 28, 2009 reflects expense allocations for certain corporate functions historically provided by Morgan Stanley, including human resources, information technology, accounting, legal and compliance, corporate services, treasury and other services. These allocations were based on what the Company and Morgan Stanley considered reasonable reflections of the utilization levels of these services required in support of the Company’s business and were based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead.  As of May 22, 2009, Morgan Stanley no longer provided corporate functions for the Company and no additional expense allocations have been recorded by the Company since that date. (See Note 6, “Related Party Transactions,” for further information.)

Inter-company balances and transactions are eliminated in consolidation.

On February 28, 2010, MSCI, Crossway Inc. (“Merger Subsidiary”), a wholly owned subsidiary of MSCI, and RiskMetrics Group, Inc. (“RiskMetrics”) entered into an Agreement and Plan of Merger (“Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Subsidiary will merge with and into RiskMetrics (the “Merger”), with RiskMetrics continuing as the surviving corporation and a wholly owned subsidiary of MSCI. At the completion of the Merger, RiskMetrics’ stockholders will

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

be entitled to receive in the Merger, for each share of RiskMetrics common stock that they own, a combination of $16.35 in cash, without interest, and 0.1802 of a share of MSCI class A common stock.  While MSCI has taken actions and incurred costs associated with the pending transaction that are reflected in its financial statements, the pending acquisition of RiskMetrics will not be reflected in MSCI’s financial statements until consummation. (See Note 15, “Pending Acquisition of RiskMetrics,” for further information.)

Concentration of Credit Risk

The Company licenses its products and services primarily to investment managers principally in the United States, Europe and Asia (primarily Hong Kong and Japan). The Company evaluates the credit of its customers and does not require collateral. The Company maintains reserves for estimated credit losses.

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash deposits and short-term investments.  At February 28, 2010 and November 30, 2009, cash and cash equivalent amounts held primarily on deposit were $84.3 million and $176.0 million, respectively.  At February 28, 2010 and November 30, 2009, the Company had invested $358.1 million and $295.3 million, respectively, in debt securities with maturity dates ranging from 91 to 365 days from the date of purchase.

For the three months ended February 28, 2010, BlackRock Inc. accounted for 12.7% of the Company’s operating revenues.  For the three months ended February 28, 2009, no single customer accounted for 10.0% or more of the Company’s operating revenues.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance titled, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This guidance is covered under ASC Section 260-10-55, “Earnings Per Share-Overall-Implementation Guidance and Illustrations.” The guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described by ASC Section 260-10-45, “Earnings Per Share-Overall-Other Presentation Matters.” Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. The accounting guidance on whether share-based payment transactions are participating securities became effective for the Company on December 1, 2009. All prior-period EPS data presented have been adjusted retrospectively. The Company’s adoption of this accounting guidance, which addresses the computation of EPS under the two-class method for share-based payment transactions that are participating securities, reduced basic EPS by $0.01 and had no effect on diluted EPS for the quarter ended February 28, 2009.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” or ASU No. 2009-13. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU No. 2009-13 will be effective for the Company’s fiscal year 2011 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company is currently assessing the impact that this guidance will have on its condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements,” or ASU No. 2009-14. ASU No. 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASC No. 2009-14 will be effective for the Company’s fiscal year 2011 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company is currently assessing the impact that this guidance will have on its condensed consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-9, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-9. ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective immediately for the Company. The adoption of ASU 2010-09 did not have a material impact

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

on its condensed consolidated financial statements.

3. EARNINGS PER COMMON SHARE

Basic EPS is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities.  There were no anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended February 28, 2010.  There were 2,034,450 stock options excluded from the calculation of diluted EPS for the three months ended February 28, 2009 because of their anti-dilutive effect.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	The Three Months Ended February 28,
	2010	2009
	(in thousands, except per share data)
Net income	$27,518	$16,724
Less: Allocations of earnings to unvested restricted stock units (1)	(453)	(496)

Earnings available to MSCI common shareholders	$27,065	$16,228

Basic weighted average common shares outstanding	105,235	100,286

Basic weighted average common shares outstanding	105,235	100,286
Effect of dilutive securities:
Stock options (1)	609	—

Diluted weighted average common shares outstanding	105,844	100,286

Earnings per basic common share	$0.26	$0.16

Earnings per diluted common share	$0.26	$0.16

(1)
The restricted stock units participate in all of the earnings of the Company in the computation of basic EPS, and therefore, the restricted stock units are not included as incremental shares in the diluted EPS computation.

4. COMPREHENSIVE INCOME

 The components of comprehensive income are as follows:

	The Three Months Ended February 28,
	2010	2009
	(in thousands)
Net income	$27,518	$16,724
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on cash flow hedges	1,188	(1,444)
Pension and other post-retirement adjustments	102	(79)
Unrealized gains on available-for-sale securities	213	—
Foreign currency translation	474	101
Other comprehensive income (loss), before tax	1,977	(1,422)
Income tax (expense) benefit related to items of other comprehensive income	(735)	516
Other comprehensive income (loss), net of tax	1,242	(906)
Comprehensive income	$28,760	$15,818

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

5.   SHORT-TERM INVESTMENTS

Short-term investments include U.S. Treasury and state and municipal securities with maturity dates ranging from 91 to 365 days from the date of purchase.

The Company classifies its short-term investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Fair value is determined based on quoted market rates. The cost of securities sold is based on the specific-identification method. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of interest income (expense). Interest on securities classified as available-for-sale is included as a component of interest income.

The fair value and gross unrealized gains and losses of securities available-for-sale at February 28, 2010 were as follows:

In thousands	Amortized Cost plus accrued interest	Gross unrealized gains	Gross unrealized losses	Estimated Fair value
Debt securities available-for-sale

February 28, 2010
U.S. Treasury securities	$354,005	$216	$(4)	$354,217
State and municipal securities	3,927	1	—	3,928
Total	$357,932	$217	$(4)	$358,145

As of November 30, 2009, the Company had the intent and ability to hold its investments to maturity and, thus, classified these investments as held-to-maturity and stated them at amortized cost plus accrued interest. The changes in the value of these securities, other than impairment charges, are not reported on the condensed consolidated financial statements.

The net carrying value and fair value of securities held-to-maturity at November 30, 2009 were as follows:

In thousands	Net Carrying Value	Gross unrecognized gains	Gross unrecognized losses	Estimated Fair value
Debt securities held-to-maturity

November 30, 2009
U.S. Treasury securities	$295,304	$264	$—	$295,568
State and municipal securities	—	—	—	—
Total	$295,304	$264	$—	$295,568

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and for 12 months or greater and their related fair values were as follows:

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

February 28, 2010

U.S. Treasury securities	$43,978	$(4)	$—	$—	$43,978	$(4)
State and municipal securities	—	—	—	—	—	—

Total	$43,978	$(4)	$—	$—	$43,978	$(4)

None of the Company’s investments in held-to-maturity securities had been in an unrealized loss position as of November 30, 2009.

Evaluating Investments for Other-than-Temporary Impairments

If the fair values of the Company’s debt security investments are less than the amortized cost at the balance sheet date, the Company assesses whether the impairments are other than temporary. As the Company currently invests only in U.S. Treasury and state and municipal securities with a short duration (one year or less), it would take a significant decline in fair value and U.S. economic conditions for the Company to determine that these investments are other than temporarily impaired.

Additionally, management assesses whether it intends to sell or would more-likely-than-not not be required to sell the investment before the expected recovery of the cost basis. Management has asserted that it believes it is more-likely-than-not that it will not be required to sell the investment before recovery of the cost basis.

 As of February 28, 2010, no other-than-temporary impairment had been recorded on any of the Company’s investments.

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

Morgan Stanley or its affiliates subscribe to, in the normal course of business, certain of the Company’s products. Amounts recognized as related party revenues by the Company from subscription to the Company’s products by Morgan Stanley for the three months ended February 28, 2009 were $2.8 million.

Morgan Stanley affiliates had invoiced administrative expenses to the Company primarily relating to staff services. The amounts invoiced by Morgan Stanley affiliates for staff services for the three months ended February 28, 2009 were $1.1 million, of which $0.3 million was reflected in cost of services and $0.8 million was reflected in selling, general and administrative.  Interest expense incurred on payables to Morgan Stanley for the three months ended February 28, 2009 was $0.2 million.

7. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Property, equipment and leasehold improvements at February 28, 2010 and November 30, 2009 consisted of the following:

	As of
	February 28, 2010	November 30, 2009
	(in thousands)

Computer & related equipment	$38,670	$38,773
Furniture & fixtures	2,872	3,004
Leasehold improvements	13,704	13,947
Work-in-process	714	155
Subtotal	55,960	55,879
Accumulated depreciation and amortization	(28,704)	(26,498)
Property, equipment and leasehold improvements, net	$27,256	$29,381

Depreciation and amortization of property, equipment and leasehold improvements was $3.4 million and $3.1 million for the three months ended February 28, 2010 and 2009, respectively.

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

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
As of February 28, 2010
Technology/software	$140,622	$(111,667)	$28,955
Trademarks	102,220	(27,792)	74,428
Customer relationships	25,880	(13,352)	12,528
Total intangible assets	$268,722	$(152,811)	$115,911

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
As of November 30, 2009
Technology/software	$140,678	$(109,090)	$31,588
Trademarks	102,220	(26,611)	75,609
Customer relationships	25,880	(12,888)	12,992
Total intangible assets	$268,778	$(148,589)	$120,189

Amortization of intangible assets for the three months ended February 28, 2010 and 2009 was approximately $4.3 million and $6.4 million, respectively.

The estimated amortization expense for succeeding years is presented below:

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2010	$12,833
2011	17,111
2012	17,110
2013	6,582
2014	6,582
Thereafter	55,693

Total	$115,911

9. COMMITMENTS AND CONTINGENCIES

Leases.   The Company leases facilities under non-cancelable operating lease agreements.  The terms of certain lease agreements provide for rental payments on a graduated basis.  The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid.  Rent expense for the three months ended February 28, 2010 and 2009 was $2.7 million and $2.5 million, respectively.

Long-term debt.   On November 14, 2007, the Company entered into a secured $500.0 million credit facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto pursuant to a credit agreement dated as of November 20, 2007 (the “Credit Facility”). The Credit Facility consisted of a $425.0 million term loan facility and a $75.0 million revolving credit facility.  The revolving credit facility is available for working capital requirements and other general corporate purposes (including the financing of permitted acquisitions), subject to certain conditions.  Outstanding borrowings under the Credit Facility initially accrued interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving credit facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving credit facility and 2.00% in the case of the term loan B facility. In April 2008 and again in July 2008, the Company’s fixed margin rate was reduced by 0.25% on both the term loan A facility and the term loan B facility. In February 2010, the Company’s fixed margin rate on its term loan A facility was reduced by an additional 0.25%.  During the three months ended February 28, 2009, the Company exercised its rights and chose to have a portion of both the term loan A facility and term loan B facility referenced to the one month LIBOR rates while the remaining portions continued to reference the three month LIBOR rates.   The weighted average rate on the term loan A facility and term loan B facility was 2.15% and 2.76%, respectively, for the three months ended February 28, 2010. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively. The revolving credit facility matures on November 20, 2012.

As of February 28, 2010, $369.9 million was outstanding under the term loan facility and there was $75.0 million of unused credit under the revolving credit facility.  For the unused credit, the Company pays an annual 0.5% non-usage fee which was approximately $0.1 million for both the three months ended February 28, 2010 and 2009. Interest on the principal is required to be paid either every three months in February, May, August and November or monthly, depending on whether the referenced LIBOR rates are three-month or one-month LIBOR rates.

In connection with entering into the Credit Facility, the Company recorded origination fees of $8.0 million which are being amortized over five to seven years.  At February 28, 2010, $4.8 million of the origination fees remain unamortized.

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

Current maturities of long term debt at February 28, 2010 were $42.1 million, net of a $0.2 million discount. Long term debt, net of current maturities was $327.1 million, net of a $0.6 million discount at February 28, 2010. During the three months ended February 28, 2010 and 2009, less than $0.1 million of the debt discount had been amortized.

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

At February 28, 2010, the fair market value of the Company’s debt obligations was $369.5 million. The fair market value was estimated based on bid quotes available in the over the counter markets.

Interest Rate Swaps and Derivative Instruments.    The Company manages its interest rate risk by using derivative instruments in the form of interest rate swaps designed to reduce interest rate risk by effectively converting a portion of floating-rate debt into fixed rate debt.  This action reduces the Company’s risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed-rate debt. On February 13, 2008, the Company entered into interest rate swap agreements through the end of 2010 for an aggregate notional principal amount of $251.7 million. The effective fixed rate on the aggregate notional principal amount swapped of $222.5 million for the three months ended February 28, 2010 was 5.36%. These interest rate swaps are designated as cash flow hedges and qualify for hedge accounting treatment under ASC Subtopic 815-10, “Derivatives and Hedging.”

In accordance with ASC Subtopic 815-10, the Company's derivative instruments are recorded as assets or liabilities at fair value. Changes in fair value derivatives that have been designated as cash flow hedges are included in "unrealized gains or (losses) on cash flow hedges" as a component of other comprehensive income to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of such hedging instruments would be included in the Condensed Consolidated Statements of Income in “interest expense.”  No hedge ineffectiveness on cash flow hedges was recognized during the three months ended February 28, 2010 and 2009. Gains and losses are reclassified from “accumulated other comprehensive loss” to the Condensed Consolidated Statement of Income in the period the hedged transaction affects earnings.

Amounts reported in “accumulated other comprehensive loss” related to derivatives will be reclassified to “interest expense” as interest payments are made on the Company’s variable-rate debt. Over the next twelve months, the Company estimates that $4.1 million will be reclassified as an increase to interest expense.

The gross carrying values of the interest rate contracts as of February 28, 2010 and 2009 were $4.2 million and $5.1 million, respectively, and were recorded in “other accrued liabilities” on the Condensed Consolidated Statements of Financial Condition.

A gain of $1.2 million and a loss of $1.4 million was recognized on the effective portion of these interest rate contracts in “accumulated other comprehensive loss” on the Condensed Consolidated Statements of Financial Condition for the three months ended February 28, 2010 and 2009, respectively.  The amounts of the gain or loss on the effective portion of these interest rate contracts reclassified from “accumulated other comprehensive income” into “interest expense” on the Condensed Consolidated Statements of Income was $1.5 million and $0.4 million for the three months ended February 28, 2010 and 2009, respectively.

Credit-risk-related contingent features.   The Company has agreements with each of its derivative counterparties that contain cross-default provisions whereby if the Company defaults on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

 As of February 28, 2010, the fair value of derivatives in a liability position related to these agreements was $4.2 million.  As of February 28, 2010, the Company has not posted any collateral related to these agreements.  If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $4.2 million.

10. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees.  For the three months ended February 28, 2010 and 2009, costs relating to 401(k), pension and post-retirement benefit expenses were $2.6 million and $3.1 million, respectively.  For the three months ended February 28, 2010, amounts included in cost of services and selling, general and administrative were $1.6 million and $1.0 million, respectively. For the three months ended February 28, 2009, amounts included in cost of services and selling, general and administrative were $1.6 million and $1.5 million, respectively.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions and, in the case of the MSCI 401(k) plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations.  The Company’s expenses associated with the 401(k) plan and other defined contribution plans for the three months ended February 28, 2010 and 2009 were $2.1 million and $2.3 million, respectively.

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Net Periodic Benefit Expense. Net periodic benefit expense related to defined benefit pension plans was $0.5 million and $0.8 million for the three months ended February 28, 2010 and 2009, respectively.

11.  SHARE BASED COMPENSATION

 On November 6, 2007, the Company’s Board of Directors approved the award of founders grants to its employees in the form of restricted stock units and/or options (“Founders Grant Award”). The aggregate value of the grants, which were made on November 14, 2007, was approximately $68.0 million. The restricted stock units and options vest over a four year period, with 50% vesting on the second anniversary of the grant date and 25% vesting on each of the third and fourth anniversary of the grant date. The options have an exercise price per share of $18.00 and have a term of 10 years, subject to earlier cancellation in certain circumstances. The aggregate value of the options was calculated using the Black-Scholes valuation method consistent with ASC Subtopic 718-10, “Compensation-Stock Compensation.”  The first tranche of the Founders Grant Award, representing one-half of the total award, vested on November 14, 2009.

On December 16, 2008, the Company, as a component of the 2008 annual bonus, awarded certain of its employees with a grant in the form of restricted stock units (“2008 Bonus Award”). The aggregate value of the grants was approximately $9.5 million of restricted stock units. The restricted stock units vest over a three year period, with one-third vesting on January 8, 2010, January 10, 2011 and January 9, 2012, respectively. Approximately $4.2 million of this grant was awarded to retirement-eligible employees under the award terms, which the Company accrued over the 2008 fiscal year.  The first tranche of the 2008 Bonus Award vested on January 8, 2010.

On December 16, 2009, the Company, as a component of the 2009 annual bonus, awarded certain of its employees with a grant in the form of restricted stock units (“2009 Bonus Award”). The aggregate value of the grants was approximately $13.2 million of restricted stock units. The restricted stock units vest over a three year period, with one-third vesting on December 20, 2010, December 19, 2011 and December 17, 2012, respectively. Approximately $5.1 million of this grant was awarded to retirement-eligible employees under the award terms.  Based on interpretive guidance related to ASC Subtopic 718-10, the Company accrues the estimated cost of these awards over the course of the fiscal year in which the award is earned.  As such, the Company accrued the estimated cost of the fiscal 2009 Bonus Award granted to retirement-eligible employees over the 2009 fiscal year rather than expensing the awards on the date of grant.

For the Founders Grant Award, all or a portion of the award may be cancelled in certain limited situations, including termination for cause, if employment is terminated before the end of the relevant restriction period. For the 2008 and 2009 Bonus Awards, all or a portion of the award may be cancelled if employment is terminated for certain reasons before the end of the relevant restriction period for non-retirement-eligible employees.

Share based compensation expense was $5.1 million for the three months ended February 28, 2010, of which $2.1 million was related to the Founders Grant Award. Share based compensation expense for the three months ended February 28, 2009 was $7.7 million, of which $6.2 million was related to the Founders Grant Award.

12. INCOME TAXES

The Company’s provision for income taxes was $16.3 million and $9.7 million for the three months ended February 28, 2010 and 2009, respectively.  These amounts reflect effective tax rates of 37.2% and 36.6% for the three months ended February 28, 2010 and 2009, respectively.  The effective tax rate of 37.2% for the three months ended February 28, 2010 reflects the Company’s estimate of the effective tax rate adjusted for discrete events that were recognized during the period.

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

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Tax Jurisdiction	Open Tax Years
United States	1999-2008
California	2004-2008
New York State and City	2002-2008
Hong Kong	2002-2008
United Kingdom	2006-2008
Japan	2006-2008

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

Revenue by geography is based on the shipping address of the customer.

The following table sets forth revenue for the periods indicated by geographic area:

	Three Months Ended February 28,
	2010	2009
Revenues	(in thousands)

Americas:
United States	$60,158	$50,023
Other	3,860	3,380

Total Americas	64,018	53,403

EMEA:
United Kingdom	13,981	13,576
Other	23,427	20,697

Total EMEA	37,408	34,273

Asia & Australia:
Japan	10,610	10,370
Other	9,644	7,869

Total Asia & Australia	20,254	18,239

Total	$121,680	$105,915

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth long-lived assets on the dates indicated by geographic area:

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

.
Long-lived assets	February 28, 2010	November 30, 2009
	(in thousands)
Americas:
United States	$565,743	$571,052
Other	1,249	672

Total Americas	566,992	571,724

EMEA:
United Kingdom	1,455	1,488
Other	10,563	11,997

Total EMEA	12,018	13,485

Asia & Australia:
Japan	456	503
Other	5,324	5,481

Total Asia & Australia	5,780	5,984

Total	$584,790	$591,193

14. LEGAL MATTERS

From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material adverse effect on its business, operating results, financial condition or cash flows.

15. PENDING ACQUISITION OF RISKMETRICS

On February 28, 2010, the Company, Merger Subsidiary, a wholly owned subsidiary of MSCI, and RiskMetrics entered into the Merger Agreement. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Subsidiary will merge with and into RiskMetrics, with RiskMetrics continuing as the surviving corporation and a wholly owned subsidiary of MSCI. At the completion of the Merger, RiskMetrics’ stockholders will be entitled to receive in the Merger, for each share of RiskMetrics common stock that they own, a combination of $16.35 in cash, without interest, and 0.1802 of a share of MSCI class A common stock.

In connection, and concurrently, with the Merger Agreement, the Company entered into a commitment letter with Morgan Stanley Senior Funding, Inc. (“MSSF”) pursuant to which MSSF committed, upon the terms and subject to the conditions set forth therein, to provide financing under senior secured facilities aggregating up to $1,375.0 million, comprised of (i) $1,275.0 million under a six-year term loan facility and (ii) $100.0 million under a five-year revolving credit facility, for the transaction contemplated by the Merger Agreement.  Subsequently, the Company entered into supplemental commitment letters with Credit Suisse Securities (USA) LLC and Credit Suisse AG, Cayman Islands Branch (together, “Credit Suisse”) and MSSF and with Banc of America Securities LLC and Bank of America, N.A. (together, “Bank of America”) and MSSF, pursuant to which Credit Suisse and Bank of America committed to provide a total of $275.0 million of the aggregate $1,375.0 million of financing. The senior secured facilities are expected to replace the Credit Facility discussed in Note 9 above.

At the completion of the Merger, each RiskMetrics option outstanding immediately prior to the completion of the Merger will be converted into an adjusted option to acquire shares of MSCI class A common stock, utilizing a predetermined conversion mechanism, on the same terms and conditions as were applicable under the RiskMetrics option immediately prior to the completion of the Merger.  Also, at the completion of the Merger, each restricted stock award, which represents a share of RiskMetrics common stock subject to vesting and forfeiture restrictions, outstanding at the completion of the Merger, will be converted into a restricted stock award relating to a number of shares of MSCI class A common stock utilizing a predetermined conversion mechanism. Each converted restricted stock award will remain subject to the same vesting and forfeiture terms as were applicable to the RiskMetrics restricted stock award prior to the completion of the Merger.

The Merger is subject to approval by holders of a majority of the outstanding shares of RiskMetrics common stock as of the record date for the special meeting, governmental and regulatory approvals, receipt in full of the debt financing for the Merger, effectiveness of the registration statement and certain other customary closing conditions.

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

The Merger is expected to occur in MSCI’s quarterly period ending August 31, 2010.  MSCI expects to fund the acquisition through a combination of cash, short-term investments, stock and long-term debt.

During the three months ended February 28, 2010, the Company incurred $2.2 million in acquisition-related costs that were recognized in “selling, general and administrative” in the Condensed Consolidated Statement of Income in connection with its pending acquisition of RiskMetrics.  In addition, the Company recorded $3.0 million in deferred financing fees related to the pending acquisition in “other non-current assets” on its Condensed Consolidated Statement of Financial Condition as of February 28, 2010.

16. SUBSEQUENT EVENTS

Management of the Company evaluated subsequent events from February 28, 2010 through the issuance date of this Form 10-Q.

On April 1, 2010, the Company utilized $147.0 million of its excess cash and cash equivalents and short-term investments to prepay a portion of its existing term loan facilities.  Approximately $59.5 million was paid on its existing term loan A facility and approximately $87.5 million was paid on its existing term loan B facility.  The prepayments were made to reduce the interest costs from carrying the term loan facilities, which incur interest at a higher rate than the Company earns on its cash and cash equivalents and its short-term investments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of February 28, 2010, and the related condensed consolidated statements of income for the three-month periods ended February 28, 2010 and 2009, and the condensed consolidated statements of cash flows for the three-month periods ended February 28, 2010 and 2009. These interim financial statements are the responsibility of the management of MSCI Inc.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of MSCI Inc. and subsidiaries as of November 30, 2009 and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for the fiscal year then ended (not presented herein); and in our report dated January 29, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2009 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
April 8, 2010

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of  operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” within this Form 10-Q and in our Form 10-K.

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

Our clients include asset owners such as pension funds, endowments, foundations, central banks and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; and financial intermediaries such as broker-dealers, exchanges, custodians and investment consultants. As of February 28, 2010, we had over 3,100 clients across 65 countries. We had 21 offices in 15 countries to help serve our diverse client base, with approximately 52.7% of our revenue from clients in the Americas, 30.7% in Europe, the Middle East and Africa (“EMEA”), 8.7% in Japan and 7.9% in Asia-Pacific (not including Japan), based on revenues for the three months ended February 28, 2010.

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

In evaluating our financial performance, we focus on revenue growth for the company in total and by product category as well as operating profit growth and the level of profitability as measured by our operating margin. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our operating profits into excess cash in the future. We expect to use this cash to make investments in our business both internally and externally through acquisitions in order to capitalize on the many growth opportunities before us and to expand our market position. See the discussion of our proposed acquisition of RiskMetrics Group, Inc. (“RiskMetrics”) below.  Our revenue growth strategy includes: (a) expanding and deepening our relationships with investment institutions worldwide; (b) developing new and enhancing existing equity product offerings, as well as further developing and growing our investment tools for multi-asset class investment institutions; and (c) actively seeking to acquire products, technologies and companies that will enhance, complement or expand our client base and our product offerings.

To maintain and accelerate our revenue and operating income growth, we will continue to invest in and expand our operating functions and infrastructure, including new sales and client support staff and facilities in locations around the world and additional staff and supporting technology for our research and our data operations and technology. At the same time, managing and controlling our operating expenses is very important to us and a distinct part of our culture. Over time, our goal is to keep the rate of growth of our operating expenses below the rate of growth of our revenues, allowing us to expand our operating margins. However, at times, because of significant market opportunities, it may be more important for us to invest in our business in order to support increased efforts to attract new clients and to develop new product offerings, rather than emphasize short-term operating margin expansion. Furthermore, in some periods our operating expense growth may exceed our operating revenue growth due to the variability of revenues from several of our products, including our equity indices licensed as the basis of ETFs.

The discussion of our results of operations for the three months ended February 28, 2010 and 2009 are presented below.  These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially.  For a discussion of the risks and uncertainties that may affect our future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Risk Factors” in Part I, Item 1A, “Certain Factors Affecting Results of Operations” in Part II, Item 7 and other items throughout our Form 10-K for the fiscal year ended November 30, 2009.  Income from interim periods may not be indicative of future results.

Proposed Merger with RiskMetrics.  On February 28, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RiskMetrics Group, Inc. (“RiskMetrics”).  At the effective time of the merger, each share of RiskMetrics common stock will be cancelled and converted automatically into the right to receive a combination of $16.35 in cash, without interest, and 0.1802 of a share of our class A common stock.  The actual number of shares of our class A common stock to be issued and reserved for issuance pursuant to the merger will be determined at the completion of the merger.  The transaction is expected to close during the quarter ended August 31, 2010.

In connection, and concurrently, with the Merger Agreement, we entered into a commitment letter with Morgan Stanley Senior Funding, Inc. (“MSSF”) pursuant to which MSSF committed, upon the terms and subject to the conditions set forth therein, to provide financing under senior secured facilities aggregating up to $1,375.0 million, comprised of (i) $1,275.0 million under a six-year term loan facility and (ii) $100.0 million under a five-year revolving credit facility, for the transaction contemplated by the Merger Agreement.  On March 23, 2010, the Company entered into supplemental commitment letters with Credit Suisse Securities (USA) LLC and Credit Suisse AG, Cayman Islands Branch (together, “Credit Suisse”) and MSSF and with Banc of America Securities LLC and Bank of America, N.A. (together, “Bank of America”) and MSSF, pursuant to which Credit Suisse and Bank of America committed to provide a total of $275.0 million of the aggregate $1,375.0 million of financing. The senior secured facilities are expected to replace the Credit Facility discussed under “—Liquidity and Capital Resources” below.

On March 16, 2010, MSCI and RiskMetrics each filed its notification and report form required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“Hart-Scott-Rodino Act”), with the U.S. Federal Trade Commission and the U.S. Department of Justice with respect to the proposed merger. We are not aware of any other material governmental approvals or actions that are required for completion of the merger.It is presently contemplated that if any such additional material governmental approvals or actions are required, those approvals or actions will be sought.

Pursuant to the Merger Agreement, we had a right to terminate the Merger Agreement between March 29, 2010 and April 2, 2010 if we were unable, prior to March 29, 2010, to agree with MSSF on the terms and conditions of the covenants to be offered to the market in connection with the financing for the merger after good faith negotiations. We decided not to exercise this right.

On April 2, 2010 MSCI and RiskMetrics filed a Registration Statement on Form S-4 with the Securities and Exchange Commission that constituted a prospectus of MSCI and included a proxy statement of RiskMetrics.

The transaction is expected to close during the quarter ended August 31, 2010.  The completion of the merger is subject to customary closing conditions, including antitrust clearance under the Hart-Scott Rodino Act, the effectiveness of the Registration Statement on Form S-4, approval of RiskMetrics’ shareholders, our receipt of the proceeds of the debt financing and other customary regulatory approvals. If the merger is terminated under certain circumstances, we may be required to pay RiskMetrics a termination fee of $100.0 million and if the merger is terminated under certain other circumstances, RiskMetrics may be required to pay us a termination fee of $50.0 million (and up to $10.0 million in expense reimbursement).

We expect to fund the acquisition through a combination of cash, short-term investments, stock and long-term debt.

Results of Operations

	Three Months Ended February 28,
	2010	2009	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$121,680	$105,915	$15,765	14.9%
Operating expenses:
Cost of services	29,291	28,935	356	1.2%
Selling, general and administrative	37,461	34,716	2,745	7.9%
Amortization of intangible assets	4,278	6,429	(2,151)	(33.5)%
Depreciation and amortization of property, equipment, and leasehold improvements	3,393	3,051	342	11.2%
Total operating expenses	74,423	73,131	1,292	1.8%
Operating income	47,257	32,784	14,473	44.1%
Other expense (income), net	3,420	6,399	(2,979)	(46.6)%
Provision for income taxes	16,319	9,661	6,658	68.9%
Net income	$27,518	$16,724	$10,794	64.5%
Earnings per basic common share	$0.26	$0.16	$0.10	62.5%
Earnings per diluted common share	$0.26	$0.16	$0.10	62.5%
Operating margin	38.8%	31.0%

Operating Revenues

We group our revenues into the following four product categories:

•	Equity indices
•	Equity portfolio analytics
•	Multi-asset class portfolio analytics
•	Other products

The following table summarizes the revenue by category for the three months ended February 28, 2010 compared to the three months ended February 28, 2009:

	Three Months Ended February 28,
	2010	2009	Increase/(Decrease)
	(in thousands)
Equity indices
Equity index subscriptions	$50,175	$45,267	$4,908	10.8%
Equity index asset based fees	24,985	13,182	11,803	89.5%
Total equity indices	75,160	58,449	16,711	28.6%
Equity portfolio analytics	29,983	32,140	(2,157)	(6.7)%
Multi-asset class portfolio analytics	10,845	9,623	1,222	12.7%
Other products	5,692	5,703	(11)	(0.2)%
Total operating revenues	$121,680	$105,915	$15,765	14.9%

Total operating revenues for the three months ended February 28, 2010 increased $15.8 million, or 14.9%, to $121.7 million compared to $105.9 million for the three months ended February 28, 2009. The growth was comprised of increases in asset based fees and subscription revenues of $11.8 million and $4.0 million, respectively. Subscription revenues consist of our revenues related to equity index subscriptions, equity portfolio analytics, multi-asset class portfolio analytics and other products. Our revenues are impacted by changes in exchange rates primarily as they relate to the U.S. dollar.  Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our revenues for the three months ended February 28, 2010 would have been higher by $0.7 million.

Revenues related to equity indices increased $16.7 million, or 28.6%, to $75.2 million for the three months ended February 28, 2010 compared to $58.4 million in the same period in 2009.  Revenues from the equity index subscriptions sub-category were up $4.9 million, or 10.8%, to $50.2 million during the current period with growth across all regions, most notably the Americas. This growth was led by increases in our small cap, emerging market and developed market index modules as well as custom indices and our value/growth index extension modules.

Revenues attributable to equity index asset based fees sub-category increased $11.8 million, or 89.5%, to $25.0 million for the three months ended February 28, 2010 compared to $13.2 million in the same period of 2009 led by growth in our ETF asset based fee revenues.  The average value of assets in ETFs linked to MSCI equity indices increased 89.6% to $239.6 billion for the three months ended February 28, 2010 compared to $126.4 billion for the three months ended February 28, 2009. As of February 28, 2010, the value of assets in ETFs linked to MSCI equity indices was $235.6 billion, representing an increase of $127.8 billion, or 118.6%, from $107.8 billion as of February 28, 2009. We estimate that the $127.8 billion year-over-year increase in value of assets in ETFs linked to MSCI equity indices was attributable to $77.3 billion of net asset appreciation and $50.5 billion of net cash inflows.

The three MSCI indices with the largest amount of ETF assets linked to them as of February 28, 2010 were the MSCI Emerging Markets, EAFE, and U.S. Broad Market with $63.2 billion, $37.8 billion and $13.4 billion in assets, respectively.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

	Quarter Ended
	2009				2010
in billions	February	May	August	November	February
AUM in ETFs linked to MSCI Indices	$107.8	$175.9	$199.2	$234.2	$235.6
Sequential Change ($ Growth in Billions)
Market Appreciation/(Depreciation)	$(13.6)	$42.2	$20.1	$18.0	$(3.0)
Cash Inflow/(Outflow)	2.4	25.9	3.2	17.0	4.4
Total Change	$(11.2)	$68.1	$23.3	$35.0	$1.4

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the periods indicated:

	Quarter Ended
	2009				2010
in billions	February	May	August	November	February
AUM in ETFs linked to MSCI Indices	$126.4	$134.7	$180.3	$216.8	$239.6

Source: Bloomberg and MSCI

Revenues related to equity portfolio analytics products decreased $2.2 million, or 6.7% to $30.0 million for the three months ended February 28, 2010 compared to $32.1 million for the same period in 2009.  Within equity portfolio analytics, Aegis revenue declined 10.2% to $19.4 million, and Models Direct, our proprietary risk data accessed directly, decreased 3.5% to $9.1 million.  The revenue decrease reflects lower levels of new subscriptions and lower retention rates during 2009. These declines were offset, in part, by increased revenue attributable to Barra on Vendors, our proprietary risk data product accessed through vendors, which increased 29.9% to $1.6 million.

Revenues related to multi-asset class portfolio analytics increased $1.2 million, or 12.7%, to $10.8 million for the three months ended February 28, 2010 compared to $9.6 million for the same period in 2009. This reflects an increase of 23.6% to $9.2 million for BarraOne and a decrease of 24.6% to $1.6 million for TotalRisk, which is a product that is being decommissioned with its existing users being given the opportunity to transition to BarraOne.  Revenues in this category rose in all client types except for hedge funds.

Revenues from other products were flat at $5.7 million for the three months ended February 28, 2010 compared to the same period in 2009.  Within other products, revenue attributable to our energy and commodity analytics products increased 10.6%, offset, in part, by a decline of 7.9% in fixed income analytics products.

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of our total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as our “Run Rate.” The Run Rate at a particular point in time represents the forward-looking fees for the next 12 months from all subscriptions and investment product licenses we currently provide to our clients under renewable contracts assuming all contracts that come up for renewal are renewed and assuming then-current exchange rates. For any license where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects an annualization of the most recent periodic fee earned under such license. The Run Rate does not include fees associated with non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal during the period and have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date.

Because the Run Rate represents potential future fees, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of operating revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and non-recurring sales;
•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;
•	fluctuations in asset-based fees, which may result from market movements or from investment inflows into and outflows from investment products linked to our indices;
•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indices;
•	price changes;
•	revenue recognition differences under U.S. GAAP; and
•	fluctuations in foreign exchange rates.

The following table sets forth our Run Rate as of the dates indicated and the percentage growth over the prior period:

	As of
	February 28, 2010	February 28, 2009	November 30, 2009	Year Over Year Comparison	Sequential Comparison
	(in thousands)
Run Rates
Equity indices
Subscription	$191,862	$174,242	$185,787	10.1%	3.3%
Asset based fees	94,033	50,574	95,301	85.9%	(1.3)%

Equity Indices total	285,895	224,816	281,088	27.2%	1.7%
Equity portfolio analytics	119,046	126,789	118,487	(6.1)%	0.5%
Multi-asset class analytics	41,142	35,309	40,401	16.5%	1.8%
Other	20,500	20,993	20,597	(2.3)%	(0.5)%

Total Run Rate	$466,583	$407,907	$460,573	14.4%	1.3%

Subscription total	$372,550	$356,333	$365,272	4.6%	2.0%
Asset based fees total	94,033	51,574	95,301	82.3%	(1.3)%

Total Run Rate	$466,583	$407,907	$460,573	14.4%	1.3%

Changes in Run Rate between periods reflect increases from new subscriptions, decreases from cancellations, increases or decreases, as the case may be, from the change in the value of assets of investment products linked to MSCI indices, the change in trading volumes of futures and options contracts linked to MSCI indices, price changes and fluctuations in foreign exchange rates.

At February 28, 2010, we had a total of 3,153 clients, excluding clients that pay only asset based fees, as compared to 3,074 at February 28, 2009 and 3,123 at November 30, 2009. The sequential increase in the client count reflects an increase across all client types, with the exception of hedge fund clients which decreased slightly.

Retention Rates

Because subscription cancellations decrease our Run Rate and ultimately our operating revenues, other key metrics are our “Aggregate Retention Rate” and “Core Retention Rate”, which are collectively referred to as “Retention Rates.”

The following table sets forth our Aggregate Retention Rates by product category for the three months ended:

	February 28, 2010	February 28, 2009

Equity Index	94.9%	94.9%
Equity Portfolio Analytics	92.2%	86.2%
Multi-Asset Class Analytics	82.7%	92.0%
Other	85.8%	83.3%
Total	92.2%	90.8%

The following table sets forth our Core Retention Rates by product category for the three months ended:

	February 28, 2010	February 28, 2009

Equity Index	95.7%	95.0%
Equity Portfolio Analytics	93.7%	87.4%
Multi-Asset Class Analytics	89.5%	92.0%
Other	88.6%	84.0%
Total	94.0%	91.3%

The quarterly Aggregate Retention Rates are calculated by annualizing the cancellations for which we have received a notice of termination or non-renewal during the quarter and have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the quarter.  The Aggregate Retention Rate is computed on a product-by-product basis. Therefore, if a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction.  Aggregate Retention Rates are generally higher during the first three fiscal quarters and lower in the fourth fiscal quarter. For the calculation of the Core Retention Rate the same methodology is used except the cancellations in the quarter are reduced by the amount of product swaps. We do not calculate Aggregate or Core Retention Rates for that portion of our Run Rate attributable to assets in investment products linked to our indices or to trading volumes of futures and options contracts linked to our indices.

 Operating Expenses

We group our operating expenses into four categories:

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

The following table shows operating expenses by each of the categories:

	Three Months Ended February 28,
	2010	2009	Increase/(Decrease)
	(in thousands)
Cost of services
Compensation	$22,367	$21,297	$1,070	5.0%
Non-compensation expenses	6,924	7,638	(714)	(9.3)%
Total cost of services	29,291	28,935	356	1.2%
Selling, general and administrative
Compensation	22,659	23,203	(544)	(2.3)%
Non-compensation expenses	14,802	11,513	3,289	28.6%
Total selling, general and administrative	37,461	34,716	2,745	7.9%
Amortization of intangible assets	4,278	6,429	(2,151)	(33.5)%
Depreciation of property, equipment, and leasehold improvements	3,393	3,051	342	11.2%
Total operating expenses	$74,423	$73,131	$1,292	1.8%
Compensation	$45,026	$44,500	$526	1.2%
Non-compensation expenses	21,726	19,151	2,575	13.5%
Amortization of intangible assets	4,278	6,429	(2,151)	(33.5)%
Depreciation of property, equipment, and leasehold improvements	3,393	3,051	342	11.2%
Total operating expenses	$74,423	$73,131	$1,292	1.8%

Operating expenses increased $1.3 million, or 1.8%, to $74.4 million for the three months ended February 28, 2010 compared to $73.1 million in the same period of 2009.   The increase reflects pre-acquisition costs related to the pending RiskMetrics deal and higher non-compensation costs, offset by lower stock based compensation expense, reduced amortization of our intangible assets and the elimination of costs allocated from Morgan Stanley reflecting our separation as of May 22, 2009.  Our expenses are impacted by changes in exchange rates primarily as they related to the U.S. dollar.  Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our operating expense for the three months ended February 28, 2010 would have been higher by $0.8 million.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and typically have represented approximately 50% to 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels.  Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses.  As of February 28, 2010, approximately 46.0% of our employees were located in emerging market centers compared to 31.6% as of February 28, 2009.

During the three months ended February 28, 2010, compensation and benefits costs were $45.0 million, an increase of $0.5 million, or 1.2%, compared to $44.5 million in the same period of 2009.  The increase reflects $4.2 million in higher costs related to current staff and increased staffing levels, offset in part, by lower stock based compensation expense of $2.8 million and a decrease in post-retirement and other employee benefits of $0.9 million.

Stock based compensation expense for the three months ended February 28, 2010 was $4.9 million, a decrease of $2.8 million, or 35.8%, compared to $7.7 million in same period of 2009.  For the three months ended February 28, 2010, stock based compensation consisted of $2.1 million for founders grant, $1.4 million for retirement eligible employees and $1.4 million for restricted stock units granted as a component of the 2008 and 2009 annual bonus awards.  For the three months ended February 28, 2009, stock based compensation consisted of $6.2 million for founders grant, $0.9 million for retirement eligible employees, and $0.6 million for restricted stock units granted as a component of the 2008 annual bonus award. The decrease in the expense related to the founders grant is primarily attributable to the vesting of the first tranche of the founders grant award in November 2009, representing 50% of the value of the award.

Non-compensation expenses for the three months ended February 28, 2010 was $21.7 million, an increase of 13.5% compared to $19.2 million in the same period of 2009.  The increase reflects $2.2 million in pre-acquisition costs related to the pending RiskMetrics deal as well as increased information technology costs, recruiting, travel & entertainment, occupancy costs and other fees of $2.3 million.  The increases were partially offset by a a $1.3 million decrease in costs allocated by Morgan Stanley as a result of our separation on May 22, 2009 and reduced third party consulting costs of $0.6 million.

Cost of Services

Cost of services includes costs related to our research, data management and production, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy costs, market data fees, information technology services and, for the period prior to our May 22, 2009 separation, costs allocated by Morgan Stanley for staffing services.  Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels.

For the three months ended February 28, 2010, total cost of services expenses increased 1.2% to $29.3 million compared to $28.9 million for the three months ended February 28, 2009.  The change was largely due to an increase in compensation and benefits costs, partially offset by a decrease in information technology costs and the elimination of cost allocations from Morgan Stanley as a result of our separation on May 22, 2009.

Compensation and benefits expenses for the three months ended February 28, 2010 increased $1.1 million, or 5.0%, to $22.4 million compared to $21.3 million in the same period of 2009 primarily due to increased staffing levels offset in part, by a decrease in founders grant expense as previously discussed.

Non-compensation expenses for the three months ended February 28, 2010 decreased $0.7 million, or 9.3%, to $6.9 million compared to $7.6 million in the same period of 2009. The change is largely due to decreased information technology costs and the elimination of cost allocations from Morgan Stanley as a result of our separation on May 22, 2009.

Our cost of services expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our cost of services for the three months ended February 28, 2010 would have been higher by $0.3 million.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure, corporate administration personnel and, for the period prior to our May 22, 2009 separation, costs allocated from Morgan Stanley. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, consulting services and information technology costs.  For the three months ended February 28, 2010, total SG&A expenses were $37.5 million, an increase of $2.7 million, or 7.9%, compared to $34.7 million for the three months ended February 28, 2009.

Compensation expenses of $22.7 million decreased by $0.5 million, or 2.3%, for the three months ended February 28, 2010 compared to $23.2 million in the same period of 2009.  This change was primarily due to a decrease in founders grant expense, as previously discussed, offset, in part by increased staffing levels.

Non-compensation expenses for the three months ended February 28, 2010 increased $3.3 million, or 28.6%, to $14.8 million compared to the $11.5 million in the same period of 2009.  The increase reflects $2.2 million in pre-acquisition costs related to the pending RiskMetrics deal as well as increased information technology, recruiting, and travel and entertainment costs of $1.8 million.  These increases were partially offset by decreased costs allocated by Morgan Stanley of $0.8 million as a result of our separation on May 22, 2009.

Our SG&A expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our SG&A expenses for the three months ended February 28, 2010 would have been higher by $0.5 million.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004. At February 28, 2010, our intangible assets totaled $115.9 million, net of accumulated amortization. For the three months ended February 28, 2010, amortization of intangibles expense totaled $4.3 million compared to $6.4 million for the same period in 2009. A portion of the intangible assets became fully amortized during fiscal 2009, resulting in the decrease of $2.1 million, or 33.5%, versus the prior year.

Depreciation and amortization of property, equipment, and leasehold improvements

For the three months ended February 28, 2010 and February 28, 2009, depreciation and amortization of property, equipment, and leasehold improvements totaled $3.4 million and $3.1 million, respectively.

Other Expense (Income), net

Other expense (income), net was an expense of $3.4 million for the three months ended February 28, 2010 compared to $6.4 million for the same period in 2009.  The decrease of $3.0 million was primarily as a result of a decrease in interest expense due to lower average outstanding debt and the impact of the decrease of interest rates on the unhedged portion of our debt offset, in part by the favorable year over year impact from the change in foreign exchange rates and increased interest income resulting from higher returns on larger invested balances.

Income Taxes

The provision for income tax expense was $16.3 million and $9.7 million for the three months ended February 28, 2010 and 2009, respectively.  The 68.9% increase was largely a result of higher taxable income.  These amounts reflect effective tax rates of 37.2% and 36.6% for the three months ended February 28, 2010 and 2009, respectively.  The effective tax rate of 37.2% for the three months ended February 28, 2010 reflects the Company’s estimate of the effective tax rate adjusted for discrete events that were recognized during the period.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K for the fiscal year ended November 30, 2009 and also in Note 2, “Recent Accounting Pronouncements,” in the Notes to Condensed Consolidated Financial Statements included herein. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended November 30, 2009. There were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal year 2009.

Liquidity and Capital Resources

We require capital to fund ongoing operations, internal growth initiatives and acquisitions. We are solely responsible for the provision of funds to finance our working capital and other cash requirements.

Our primary sources of liquidity are cash flows generated from our operations, existing cash and cash equivalents, short-term investments, and funds available under the existing Credit Facility. We intend to use these sources of liquidity to service our debt and fund our working capital requirements, capital expenditures, investments and acquisitions. In connection with our business strategy, we regularly evaluate acquisition opportunities. We believe our liquidity, along with other financing alternatives, will provide the necessary capital to fund these transactions and achieve our planned growth.

On November 14, 2007, we entered into a secured $500.0 million credit facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto pursuant to a credit agreement dated as of November 20, 2007 (the “Credit Facility”). Outstanding borrowings under the Credit Facility initially accrued interest at (i) LIBOR plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving credit facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving credit facility and 2.00% in the case of the term loan B facility. In April 2008 and again in July 2008, the Company’s fixed margin rate was reduced by 0.25% on both the term loan A facility and the term loan B facility. In February 2010, the Company’s fixed margin rate on its term loan A facility was again reduced by 0.25%.  During the three months ended February 28, 2009, the Company exercised its rights and chose to have a portion of both the term loan A facility and term loan B facility referenced to the one month LIBOR rates while the remaining portions continued to reference the three month LIBOR rates.   The weighted average rate on the term loan A facility and term loan B facility was 2.15% and 2.76%, respectively, for the three months ended February 28, 2010. The term loan A facility and the term loan B facility will mature on November 20, 2012 and November 20, 2014, respectively.

On April 1, 2010, we utilized $147.0 million of our excess cash and cash equivalents and short-term investments to prepay a portion of our existing term loan facilities.  Approximately $59.5 million was paid on our existing term loan A facility and approximately $87.5 million was paid on our existing term loan B facility.  The prepayments were made to reduce the interest costs from carrying the term loan facilities, which incur interest at a higher rate than we earn on our cash and cash equivalents and our short-term investments.

At the effective time of closing of the proposed RiskMetrics merger, we expect to pay off the remaining outstanding balances under the existing Credit Facility and establish a new senior secured credit facility.  See Note 15, “Pending Acquisition of RiskMetrics,” in the Notes to Condensed Consolidated Financial Statements included herein and “–Overview–Proposed Merger with RiskMetrics” for further information.

The effective combined interest rate on our hedged and unhedged debt was 4.23% for the three months ended February 28, 2010.

As of February 28, 2010, $369.9 million was outstanding on the term loan facilities and there was $75.0 million of unused credit under the revolving credit facility.  For the unused credit, the Company pays an annual 0.5% non-usage fee which was approximately $0.1 million for both the three months ended February 28, 2010 and 2009. Interest on the principal is required to be paid either every three months in February, May, August and November or monthly, depending on whether the referenced LIBOR rates are three-month or one-month LIBOR rates.

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

The Credit Facility also requires us and our subsidiaries to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) the maximum total leverage ratio (as defined in the Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed (a) 3.50:1.0 from December 1, 2009 through November 30, 2010 and (b) 3.25:1.0 thereafter; and (2) the minimum interest coverage ratio (as defined in the Credit Facility) measured quarterly on a rolling four-quarter basis shall be (a) 3.50:1.0 from December 1, 2009 through November 30, 2010 and (b) 4.00:1.0 thereafter. As of February 28, 2010, our Consolidated Leverage Ratio as defined in the Credit Facility was 1.57: 1.0 and our Consolidated Interest Coverage Ratio as defined in the Credit Facility was 13.79: 1.0.

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

Cash flows

Cash and cash equivalents

	As of
	February 28,	November 30,
	2010	2009
	(in thousands)
Cash and cash equivalents	$84,349	$176,024

Cash (used in) and provided by operating, investing and financing activities

	For the three months ended February 28,
	2010	2009
	(in thousands)
Cash (used in) provided by operating activities	$(14,761)	$22,472
Cash used in investing activities	$(65,541)	$(6,033)
Cash used in financing activities	$(9,500)	$(5,673)

Cash flows from operating activities

Cash flows from operating activities consists of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash flow used in operating activities for the three months ended February 28, 2010 were $14.8 million compared to cash flows provided by operating activities of $22.5 million for the prior year. The decrease is primarily related to a larger increase in our accounts receivable and a smaller decrease in our deferred revenues during the three months ended February 28, 2010 compared to the same period in 2009.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs and income taxes. The payment of cash compensation expense is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash flows used in investing activities were $65.5 million and $6.0 million for the three months ended February 28, 2010 and 2009, respectively.  The increase reflects a net outflow of $62.2 million related to the purchase of and proceeds from short-term investments offset, in part, by a $2.7 million decrease in cash outflows for capital expenditures.

Cash flows from financing activities

Cash flows used in financing activities were $9.5 million and $5.7 million for the three months ended February 28, 2010 and 2009, respectively.  The increase reflects a $5.0 million increase in scheduled payments on the outstanding long-term debt and a $2.3 million increase to repurchase shares to be held in treasury primarily related to the vesting of the first tranche of the 2008 Bonus Award.  Partially offsetting these were the receipt of $2.1 million in proceeds from the exercise of employee stock options and a $1.4 million excess tax benefit related to the exercise of options and the conversion of restricted stock units that occurred during the three months ended February 28, 2010.

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

A significant portion of our revenues from our index linked investment products are based on fees earned on the value of assets invested in securities denominated in currencies other than the U.S. dollar. For all operations outside the United States where the Company has designated the local non-U.S. dollar currency as the functional currency, revenue and expenses are translated using average monthly exchange rates and assets and liabilities are translated into U.S. dollars using month-end exchange rates. For these operations, currency translation adjustments arising from a change in the rate of exchange between the functional currency and the U.S. dollar are accumulated in a separate component of shareholders’ equity. In addition, transaction gains and losses arising from a change in exchange rates for transactions denominated in a currency other than the functional currency of the entity are reflected in other non-operating expense (income).

Revenues from index-linked investment products represented approximately $25.0 million, or 20.5%, and $13.5 million, or 12.7%, of our operating revenues for the three months ended February 28, 2010 and 2009, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, substantially all of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in euros, pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. Approximately $12.9 million, or 10.6%, and $14.2 million, or 13.4%, of our revenues for the three months ended February 28, 2010 and 2009, respectively, were denominated in foreign currencies, the majority of which were in euros, pounds sterling and Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $30.7 million, or 41.2%, and $22.6 million, or 30.9%, of our expenses for the three months ended February 28, 2010 and 2009, respectively, were denominated in foreign currencies, the significant majority of which were denominated in Swiss francs, pounds sterling, Hong Kong dollars, euros, Hungarian forint, Indian rupees, and Japanese yen. Expenses paid in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of value of the functional currency as compared to the originating currencies.  As a result of these positions, we recognized a foreign currency exchange gain of $0.1 million for three months ended February 28, 2010 as compared to an exchange loss of $0.8 million in the same period of 2009. These gains and losses were recorded in other expense (income) in our condensed consolidated statements of income.  Although we do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency, we minimize exposure by reducing the value of the assets and liabilities in currencies other than the functional currency of the legal entity in which they are located.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $84.3 million at February 28, 2010 and $176.0 million at November 30, 2009, respectively. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. At February 28, 2010 and November 30, 2009, we had invested $358.1 million and $295.3 million, respectively, in debt securities with maturity dates ranging from 91 to 365 days from the date of purchase. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the Credit Facility accrued interest at a variable rate equal to LIBOR plus a fixed margin subject to interest rate step-downs based on the achievement of consolidated leverage ratio conditions (as defined in the Credit Facility.)  For the three months ended February 28, 2010, our term loan A and term loan B facilities currently accrue interest at 2.15% and 2.76%, respectively.

On February 13, 2008, we entered into interest rate swap agreements effective through the end of November 2010 for an aggregate notional principal amount of $251.7 million. By entering into these agreements, we reduced interest rate risk by effectively converting floating-rate debt into fixed-rate debt. This action reduces our risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed rate debt. The effective fixed rate on the aggregate notional principal amount of $222.5 million swapped was approximately 5.36% for the three months ended February 28, 2010. On February 28, 2010, the effective fixed rate on the notional principal amount swapped was 5.38%. These swaps are designated as cash flow hedges and qualify for hedge accounting treatment under ASC Subtopic 815-10, “Derivatives and Hedging.”

Changes in LIBOR will affect the interest rate on the portion of our credit facilities which have not been hedged by the interest rate swaps and, therefore, our costs under the credit facilities. Assuming an average of $147.4 million of variable rate debt outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $1.5 million of additional interest rate expense.

We recorded a pre-tax gain in other comprehensive income of $1.2 million ($0.7 million after tax) for the three months ended February 28, 2010 as a result of the fair value measurement of these swaps. The fair value of these swaps is included in other accrued liabilities on our Condensed Consolidated Statement of Financial Condition.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of February 28, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended February 28, 2010 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings

From time to time we are party to various litigation matters incidental to the conduct of our business.  We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A.  Risk Factors

The risk factors below supplement the risks disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

In order to complete the merger, MSCI and RiskMetrics must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions that become applicable to the parties, the completion of the merger may be jeopardized or the anticipated benefits of the merger could be reduced.

Completion of the merger is conditioned upon the receipt of certain governmental clearances or approvals, including, but not limited to, the expiration or termination of the applicable waiting period relating to the merger under the Hart-Scott Rodino Act and the expiration or termination of the applicable waiting period, or receipt of approval, under each foreign antitrust law that relates to the merger.  Although MSCI and RiskMetrics have agreed in the merger agreement to use their reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental authorities from which these approvals are required have broad discretion in administering the governing regulations. As a condition to approval of the merger, these governmental authorities may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of MSCI’s business after the completion of the merger. Under the terms of the merger agreement, neither MSCI nor RiskMetrics is required to take certain actions (such as divesting or holding separate assets or entering into settlements or consent decrees with governmental authorities) with respect to any of the material businesses, assets or properties of MSCI or RiskMetrics or any of their respective material subsidiaries (except that, if requested by MSCI, RiskMetrics will use reasonable best efforts to take any such action reasonably necessary to obtain regulatory clearance, but only to the extent that such action is conditioned on the completion of the merger and does not reduce the amount or delay the payment of the merger consideration).  A business of MSCI or RiskMetrics or any of their respective subsidiaries generating revenues in calendar year 2009 that are in excess of 5% of the aggregate revenues generated by MSCI and its subsidiaries, taken as a whole, in calendar year 2009, is considered a “material business” for these purposes.  However, if, notwithstanding the provisions of the merger agreement, either MSCI or RiskMetrics becomes subject to any term, condition, obligation or restriction (whether because such term, condition, obligation or restriction does not rise to the specified level of materiality or MSCI otherwise consents to its imposition), the imposition of such term, condition, obligation or restriction could adversely affect the ability to integrate RiskMetrics’ operations into MSCI’s operations, reduce the anticipated benefits of the merger or otherwise adversely affect MSCI’s business and results of operations after the completion of the merger.

MSCI’s and RiskMetrics’ business relationships, including client relationships, may be subject to disruption due to uncertainty associated with the merger.

Parties with which MSCI and RiskMetrics do business, including clients and suppliers, may experience uncertainty associated with the transaction, including with respect to current or future business relationships with MSCI, RiskMetrics or the combined business.  MSCI’s and RiskMetrics’ business relationships may be subject to disruption as clients, suppliers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than MSCI, RiskMetrics or the combined business. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business. The adverse effect of such disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement.

Failure to complete the merger could negatively impact the stock price and the future business and financial results of MSCI.

If the merger is not completed, the ongoing business of MSCI may be adversely affected and, without realizing any of the benefits of having completed the merger, MSCI would be subject to a number of risks, including the following:

•	MSCI may experience negative reactions from the financial markets and from its customers and employees;

•	MSCI may be required to pay RiskMetrics a termination fee of $100.0 million if the merger is terminated under certain circumstances;

•	MSCI will be required to pay certain costs relating to the merger, whether or not the merger is completed;

•
matters relating to the merger (including integration planning) will require substantial commitments of time and resources by MSCI management, which would otherwise have been devoted to day-to-day operations, and other opportunities that may have been beneficial to MSCI as an independent company.

There can be no assurance that the risks described above will not materialize, and if any of them do, they may adversely affect MSCI’s business, financial results and stock price.

In addition, MSCI could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against MSCI to perform its obligations under the merger agreement. If the merger is not completed, these risks may materialize and may adversely affect MSCI’s business, financial results and stock price.

MSCI’s inability to obtain the financing necessary to complete the merger could delay or prevent the completion of the merger.

Under the terms of the merger agreement, if the proceeds of the financing for the merger contemplated by the debt commitment letter, as adjusted by certain agreed terms, or the definitive documentation relating to the financing, are not available in full and MSCI is unable to secure alternative financing on acceptable terms, in a timely manner or at all, the merger may not be completed.  Under the merger agreement, either MSCI or RiskMetrics may terminate the merger agreement under certain circumstances if the required financing is not available to MSCI by September 1, 2010.  Under certain circumstances, MSCI may be required to pay RiskMetrics a termination fee of $100.0 million if the merger agreement is terminated because the merger has not occurred by September 1, 2010 by reason of the fact that the proceeds of the financing are not available to MSCI and all other conditions to MSCI’s obligation to close have been fulfilled as described above.

A lawsuit has been filed and other lawsuits may be filed against RiskMetrics and MSCI challenging the merger, and an adverse ruling in any such lawsuit may prevent the merger from being completed.

RiskMetrics, members of the RiskMetrics board of directors and MSCI have been named as defendants in Kwait v. Berman, C.A. No. 5306-CC, a purported class action brought by RiskMetrics’ stockholders challenging the merger, seeking, among other things, to enjoin MSCI, RiskMetrics and Merger Sub from completing the merger on the agreed terms.

One of the conditions to the closing of the merger is that no law, order, injunction, judgment, decree, ruling or other similar requirement shall be in effect that prohibits the completion of the merger. Accordingly, if a plaintiff is successful in obtaining an injunction prohibiting the completion of the merger, then such injunction may prevent the merger from becoming effective, or from becoming effective within the expected timeframe.

After completion of the merger, MSCI may fail to realize the anticipated benefits and cost savings of the merger, which could adversely affect the value of MSCI Class A common stock.

The success of the merger will depend, in part, on MSCI’s ability to realize the anticipated benefits and cost savings from combining the businesses of MSCI and RiskMetrics. The ability of MSCI to realize these anticipated benefits and cost savings is subject to certain risks including:

•	MSCI’s ability to successfully combine the businesses of MSCI and RiskMetrics;
•	whether the combined businesses will perform as expected;
•	the possibility that MSCI paid more than the value it will derive from the acquisition;
•
the reduction of MSCI’s cash available for operations and other uses, the increase in amortization expense related to identifiable assets acquired and the incurrence of indebtedness to finance the acquisition; and

•	the assumption of certain known and unknown liabilities of RiskMetrics.

If MSCI is not able to successfully combine the businesses of MSCI and RiskMetrics within the anticipated time frame, or at all, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected and the value of the MSCI Class A common stock (including the stock portion of the merger consideration) may be adversely affected.

MSCI and RiskMetrics have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key MSCI and RiskMetrics employees, the disruption of each company’s ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-closing integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of RiskMetrics into MSCI’s operations in order to realize the anticipated benefits of the merger so the combined business performs as expected, include, among other things:

•	combining the companies’ sales, marketing, data, operations and research and development functions;
•	integrating the companies’ technologies, products and services;
•	identifying and eliminating redundant and underperforming operations and assets;
•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•	consolidating the companies’ corporate, administrative and information technology infrastructure;
•	coordinating sales, distribution and marketing efforts;
•	managing the movement of certain positions to different locations, including certain of MSCI’s offices outside the U.S.;
•	maintaining existing agreements with customers and suppliers and avoiding delays in entering into new agreements with prospective customers and suppliers;
•	coordinating geographically dispersed organizations; and
•	consolidating offices of RiskMetrics and MSCI that are currently in the same location.

  In addition, at times, the attention of certain members of each company’s management and resources may be focused on the completion of the merger and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and the business of the combined company.

MSCI’s future results may suffer if MSCI does not effectively manage RiskMetrics’ risk management platform and RiskMetrics’ other operations following the merger.

Following the merger, MSCI plans to combine RiskMetrics’ risk management platform with MSCI’s expertise in portfolio equity models and analytics to provide clients with the capability to understand risk across their entire investment processes.  MSCI’s future success depends, in part, upon the ability to manage this combination as well as its other businesses, including RiskMetrics’ corporate governance operation, which will pose challenges for management, including challenges relating to the management and monitoring of new operations and the coordination of activities across a larger organization.  MSCI cannot assure you that it will be successful or that MSCI will realize expected operational efficiencies, cost savings, revenue enhancement and other benefits currently anticipated from the merger.

MSCI and RiskMetrics may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger.

Uncertainty about the effect of the merger on MSCI and RiskMetrics employees may have an adverse effect on MSCI and RiskMetrics and consequently the combined business. This uncertainty may impair MSCI’s and RiskMetrics’ ability to attract, retain and motivate key personnel until the merger is completed. Employee retention may be particularly challenging during the pendency of the merger, as employees of MSCI and RiskMetrics may experience uncertainty about their future roles with the combined business. Additionally, RiskMetrics’ officers and employees may own shares of RiskMetrics’ common stock and/or  have vested stock option grants and, if the merger is completed, may therefore be entitled to the merger consideration, the payment of which could provide sufficient financial incentive for certain officers and employees to no longer pursue employment with the combined business.  If key employees of MSCI or RiskMetrics depart because of issues relating to the uncertainty and difficulty of integration, financial incentives or a desire not to become employees of the combined business, MSCI may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, which could reduce MSCI’s ability to realize the anticipated benefits of the merger.

The indebtedness of MSCI following the completion of the merger will be substantially greater than MSCI’s indebtedness on a stand-alone basis and greater than the combined indebtedness of MSCI and RiskMetrics existing prior to the transaction. This increased level of indebtedness could adversely affect MSCI, including by decreasing MSCI’s business flexibility and increasing its borrowing costs.

Upon completion of the merger, MSCI will have incurred acquisition debt financing of up to $1,375.0 million, which will replace the existing senior secured credit facilities of RiskMetrics of $288.4 million and MSCI of $369.9 million outstanding as of December 31, 2009 and February 28, 2010, respectively.  Covenants to which MSCI has agreed or may agree in connection with the acquisition debt financing, and MSCI’s substantial increased indebtedness and higher debt-to-equity ratio following completion of the merger in comparison to that of MSCI on a recent historical basis, will have the effect, among other things, of reducing MSCI’s flexibility to respond to changing business and economic conditions and will increase borrowing costs.  In addition, the amount of cash required to service MSCI’s increased indebtedness levels and thus the demands on MSCI’s cash resources will be significantly greater than the percentages of cash flows required to service the indebtedness of MSCI or RiskMetrics individually prior to the transaction. The increased levels of indebtedness could also reduce funds available for MSCI’s investment in product development as well as capital expenditures and other activities, and may create competitive disadvantages for MSCI relative to other companies with lower debt levels.

MSCI will incur significant transaction and merger-related costs in connection with the merger.

MSCI expects to incur a number of non-recurring costs associated with combining the operations of the two companies. The substantial majority of non-recurring expenses resulting from the merger will be comprised of transaction costs related to the merger, facilities and systems consolidation costs and employment-related costs. MSCI will also incur transaction fees and costs related to formulating and implementing integration plans. MSCI continues to assess the magnitude of these costs and additional unanticipated costs may be incurred in the integration of the two companies’ businesses.  Although MSCI expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow MSCI to offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The merger may not be accretive, and may be dilutive, to MSCI’s earnings per share, which may negatively affect the market price of MSCI class A common stock.

MSCI currently anticipates that the merger will be accretive to earnings per share during the first full calendar year after the merger.  This expectation is based on preliminary estimates that may materially change. In addition, future events and conditions could decrease or delay the accretion that is currently expected or could result in dilution, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize all of the benefits anticipated in the merger. Any dilution of, or decrease or delay of any accretion to, MSCI’s earnings per share could cause the price of MSCI’s common stock to decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the quarter ended February 28, 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (December 1, 2009-December 31, 2009) Employee Transactions(1)	—	—	N/A	N/A

Month #2 (January 1, 2010-January 31, 2010) Employee Transactions(1)	70,920	$34.49	N/A	N/A

Month #3 (February 1, 2010-February 28, 2010) Employee Transactions(1)	—	—	N/A	N/A

Total Employee Transactions(1)	70,920	$34.49	N/A	N/A

(1)  Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units. The value of the shares purchased was determined using the fair market value of the Company’s class A common shares on the date of withholding, using a valuation methodology established by the Company.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 8, 2010

MSCI INC. (Registrant)

By:	/s/ Michael K. Neborak
Michael K. Neborak (Principal Financial Officer and Principal Accounting Officer)

  EXHIBIT INDEX

  MSCI INC.

  QUARTER ENDED FEBRUARY 28, 2010

	2.1
Agreement and Plan of Merger dated as of February 28, 2010 among MSCI Inc., Crossway Inc. and RiskMetrics Group, Inc. (filed as Exhibit 2.1 to the Company’s  Current Report on Form 8-K (File No. 001-33812), filed with the SEC on March 1, 2010 and incorporated by reference herein)

	2.2
Commitment Letter dated as of February 28, 2010 among MSCI Inc. and Morgan Stanley Senior Funding, Inc. (filed as Exhibit 2.2 to the Company’s  Current Report on Form 8-K (File No. 001-33812), filed with the SEC on March 1, 2010 and incorporated by reference herein)

	2.3
Voting and Irrevocable Proxy Agreement dated as of February 28, 2010 among MSCI Inc. and the stockholders named therein (filed as Exhibit 2.3 to the Company’s  Current Report on Form 8-K (File No. 001-33812), filed with the SEC on March 1, 2010 and incorporated by reference herein)

	2.4
Non-Competition and Non-Solicitation Agreement dated as of February 28, 2010 between MSCI Inc. and Ethan Berman (filed as Exhibit 2.4 to the Company’s  Current Report on Form 8-K (File No. 001-33812), filed with the SEC on March 1, 2010 and incorporated by reference herein)

	3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on January 29, 2008)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on January 29, 2008)

	10.1†	MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (filed as Annex B to the Company’s Proxy Statement on Schedule 14A (File No. 001-33812 ), filed with the SEC on January 29, 2008)

	10.2†	MSCI Inc. Performance Formula and Incentive Plan (filed as Annex C to the Company’s Proxy Statement on Schedule 14A (File No. 001-33812 ), filed with the SEC on January 29, 2008)

	10.3
Syndication Agent Commitment Letter dated as of March 23, 2010 among Morgan Stanley Senior Funding, Inc., Credit Suisse Securities (USA) LLC, Credit Suisse AG, Cayman Islands Branch and MSCI Inc.  (filed as Exhibit 10.1 to the Company’s  Current Report on Form 8-K (File No. 001-33812), filed with the SEC on March 26, 2010 and incorporated by reference herein)

	10.4
Documentation Agent Commitment Letter dated as of March 23, 2010 among Morgan Stanley Senior Funding, Inc., Banc of America Securities LLC, Bank of America, N.A. and MSCI Inc. (filed as Exhibit 10.2 to the Company’s  Current Report on Form 8-K (File No. 001-33812), filed with the SEC on March 26, 2010 and incorporated by reference herein)

	11
Statement Re: Computation of Earnings Per Common share (The calculation per share earnings is in Part I, Item I, Note 3 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.

*	15	Letter of awareness from Deloitte & Touche LLP, dated April 8, 2010, concerning unaudited interim financial information

**	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

**	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	Filed herewith
**	Furnished herewith
†	Indicates a management compensation plan, contract or arrangement previously filed.

E-1