Form 10-Q
period 2010-05-31
MSCI Inc.
filed 2010-07-02
CIK 1408198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
 As of June 29, 2010, there were 117,796,084 shares of the Registrant’s class A common stock, $0.01 par value, outstanding and no shares of Registrant’s class B common stock, $0.01 par value, outstanding.

MSCI INC.
FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2010

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

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share data)

	As of
	May 31,	November 30,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152,148	$176,024
Short-term investments	61,399	295,304
Trade receivables (net of allowances of $740 and $847 as of May 31, 2010 and November 30, 2009, respectively)	92,530	77,180
Deferred taxes	23,334	24,577
Prepaid and other assets	32,975	29,399
Total current assets	362,386	602,484
Property, equipment and leasehold improvements (net of accumulated depreciation of $30,256 and $26,498 at May 31, 2010 and November 30, 2009, respectively)	25,387	29,381
Goodwill	441,623	441,623
Intangible assets (net of accumulated amortization of $156,928 and $148,589 at May 31, 2010 and November 30, 2009, respectively)	111,634	120,189
Other non-current assets	6,901	6,592
Total assets	$947,931	$1,200,269
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$534	$1,878
Accrued compensation and related benefits	35,200	65,088
Other accrued liabilities	23,289	30,502
Current maturities of long term debt	8,245	42,088
Deferred revenue	181,906	152,944
Total current liabilities	249,174	292,500
Long term debt, net of current maturities	62,325	337,622
Deferred taxes	36,712	40,080
Other non-current liabilities	23,286	23,011
Total liabilities	371,497	693,213

Commitments and Contingencies (see Note 9)

Shareholders' equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 500,000,000 class A shares and 250,000,000 class B shares authorized; 105,701,071 and 105,391,919 class A shares issued and 105,019,494 and 104,781,404 class A shares outstanding at May 31, 2010 and November 30, 2009, respectively; no class B shares issued and outstanding at May 31, 2010 and November 30, 2009, respectively)	1,057	1,054
Treasury shares, at cost (681,577 and 610,515 shares at May 31, 2010 and November 30, 2009, respectively)	(21,618)	(19,168)
Additional paid in capital	465,384	448,747
Retained earnings	135,598	84,013
Accumulated other comprehensive loss	(3,987)	(7,590)
Total shareholders' equity	576,434	507,056
Total liabilities and shareholders' equity	$947,931	$1,200,269

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Operating revenues	$125,170	$109,375	$246,850	$215,290

Cost of services	30,463	29,269	59,754	58,204
Selling, general and administrative	40,177	34,052	77,638	68,768
Amortization of intangible assets	4,277	6,428	8,555	12,857
Depreciation and amortization of property, equipment and leasehold improvements	3,556	2,972	6,949	6,023
Total operating expenses	78,473	72,721	152,896	145,852
Operating income	46,697	36,654	93,954	69,438

Interest income	(343)	(220)	(751)	(341)
Interest expense	8,991	4,904	13,427	10,542
Other expense (income)	98	(2)	(510)	880
Other expense (income), net	8,746	4,682	12,166	11,081
Income before provision for income taxes	37,951	31,972	81,788	58,357
Provision for income taxes	13,884	12,354	30,203	22,015
Net income	$24,067	$19,618	$51,585	$36,342
Earnings per basic common share	$0.23	$0.19	$0.48	$0.35
Earnings per diluted common share	$0.22	$0.19	$0.48	$0.35
Weighted average shares outstanding used in computing earnings per share
Basic	105,345	100,359	105,290	100,324
Diluted	106,003	100,371	105,923	100,330

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended May 31,
	2010	2009
	(unaudited)
Cash flows from operating activities
Net income	$51,585	$36,342
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	10,486	16,714
Amortization of intangible assets	8,555	12,857
Depreciation of property, equipment and leasehold improvements	6,949	6,023
Amortization of debt origination fees	3,429	716
Foreign currency loss	50	616
Unpaid interest rate swap expense	700	—
Loss on sale or disposal of property, equipment and leasehold improvements, net	—	274
Excess tax benefits from share-based compensation	(1,463)	—
Provision for bad debts	322	376
Amortization of discount on U.S. Treasury securities	(548)	(144)
Amortization of discount on long-term debt	500	82
Deferred taxes	(4,583)	(10,950)
Changes in assets and liabilities:
Trade receivables	(17,143)	(9,350)
Due from related parties	—	1,765
Prepaid and other assets	(3,208)	5,880
Accounts payable	(1,335)	37,205
Payable to related parties	—	(34,992)
Deferred revenue	32,834	29,963
Accrued compensation and related benefits	(26,973)	(21,892)
Other accrued liabilities	(2,215)	(2,387)
Other	(2,838)	59
Net cash provided by operating activities	55,104	69,157

Cash flows from investing activities
Proceeds from redemption of short-term investments	347,114	—
Purchase of investments	(112,556)	(244,734)
Capital expenditures	(4,696)	(9,519)
Net cash provided by (used in) investing activities	229,862	(254,253)

Cash flows from financing activities
Repayment of long-term debt	(309,640)	(11,125)
Repurchase of treasury shares	(2,450)	(605)
Proceeds from exercise of stock options	2,214	30
Excess tax benefits from share-based compensation	1,463	—
Net cash used in financing activities	(308,413)	(11,700)
Effect of exchange rate changes	(429)	1,488
Net decrease in cash	(23,876)	(195,308)
Cash and cash equivalents, beginning of period	176,024	268,077
Cash and cash equivalents, end of period	$152,148	$72,769

Supplemental disclosure of cash flow information
Cash paid for interest	$8,559	$9,802
Cash paid for income taxes	$36,964	$26,121

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$3,405	$2,449

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

MSCI Inc. together with its wholly-owned subsidiaries (the “Company” or “MSCI”) is a leading global provider of investment decision support tools, including indices and portfolio risk and performance analytics.  MSCI products and services include indices, portfolio risk and performance analytics and, following the acquisition discussed below, governance tools. The Company’s flagship products are its global equity indices marketed under the MSCI brand, its equity portfolio analytics marketed under the Barra brand and its energy and commodity asset valuation analytics products marketed under the FEA brand.

On June 1, 2010, MSCI completed its acquisition of RiskMetrics Group, Inc. (“RiskMetrics”) in a cash-and-stock transaction valued at approximately $1,572.4 million. With the acquisition of RiskMetrics, MSCI expanded its primary product offerings to include market and credit risk analytics products marketed under the RiskMetrics brand, out-sourced proxy research voting and vote reporting services marketed under the ISS brand, and forensic accounting risk research, legal/regulatory risk assessment and due diligence products marketed under the CFRA brand.

Certain actions taken and costs incurred in connection with acquisition of RiskMetrics prior to the acquisition closing date are reflected in these condensed consolidated financial statements.  However, the assets acquired and liabilities assumed and the results of operations from RiskMetrics are not reflected in these condensed consolidated financial statements as of and for the three and six months ended May 31, 2010.  (See Note 15. “Acquisition of RiskMetrics Group, Inc.” for additional information.)

Basis of Presentation and Use of Estimates

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of May 31, 2010 and November 30, 2009, the results of operations for the three and six months ended May 31, 2010 and 2009 and cash flows for the six months ended May 31, 2010 and 2009. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009.  The condensed consolidated financial statement information as of November 30, 2009 has been derived from the 2009 audited consolidated financial statements.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

 The Condensed Consolidated Statements of Income for the three and six months ended May 31, 2009 reflect expense allocations for certain corporate functions previously provided by Morgan Stanley, including human resources, information technology, accounting, legal and compliance, corporate services, treasury and other services. These allocations were based on what the Company and Morgan Stanley considered reasonable reflections of the utilization levels of these services required in support of the Company’s business and were based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead.  As of May 22, 2009, Morgan Stanley no longer provided corporate functions for the Company and no additional expense allocations have been recorded by the Company since that date. (See Note 6, “Related Party Transactions,” for further information.)

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

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash deposits and short-term investments.  At May 31, 2010 and November 30, 2009, cash and cash equivalents held primarily on deposit were $152.1 million and $176.0 million, respectively.  At May 31, 2010 and November 30, 2009, the Company had invested $61.4 million and $295.3 million, respectively, in debt securities with maturity dates ranging from 91 to 365 days from the date of purchase.

For the three months ended May 31, 2010, BlackRock Inc. accounted for 12.4% of the Company’s operating revenues.  For the six months ended May 31, 2010, BlackRock Inc. accounted for 12.5% of the Company’s operating revenues.  For the three and six months ended May 31, 2009, no single customer accounted for 10.0% or more of the Company’s operating revenues.

2. RECENT ACCOUNTING STANDARDS UPDATES

In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance titled, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This guidance is covered under ASC Section 260-10-55, “Earnings Per Share-Overall-Implementation Guidance and Illustrations.” The guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described by ASC Section 260-10-45, “Earnings Per Share-Overall-Other Presentation Matters.” Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. The accounting guidance on whether share-based payment transactions are participating securities became effective for the Company on December 1, 2009. All prior-period EPS data presented have been adjusted retrospectively. The Company’s adoption of this accounting guidance, which addresses the computation of EPS under the two-class method for share-based payment transactions that are participating securities, reduced basic EPS by $0.01 for both the three and six months ended May 31, 2009 and reduced diluted EPS by $0.01 for the six months ended May 31, 2009.  The Company’s adoption of this accounting guidance had no effect on diluted EPS for the three months ended May 31, 2009.

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

In February 2010, the FASB issued ASU No. 2010-9, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-9. ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is a U.S. Securities and Exchange Commission (“SEC”) filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 was effective immediately for the Company. The adoption of ASU 2010-09 did not have a material impact on its condensed consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-12, “Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts,” or ASU 2010-12.  This update clarifies questions surrounding the accounting implications of the different signing dates of the Health Care and Education Reconciliation Act (signed March 30, 2010) and the Patient Protection and Affordable Care Act (signed March 23, 2010).  ASU 2010-12 states that the FASB and the Office of the Chief Accountant at the SEC would not be opposed to viewing the two Acts together for accounting purposes.  The adoption of ASU 2010-12 did not have a material impact on its condensed consolidated financial statements.

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. EARNINGS PER COMMON SHARE

Basic EPS is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities.  There were no anti-dilutive stock options excluded from the calculation of diluted EPS for the three or six months ended May 31, 2010.  There were no anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended May 31, 2009.  There were 1,038,170 stock options excluded from the calculation of diluted EPS for the six months ended May 31, 2009 because of their anti-dilutive effect.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net income	$24,067	$19,618	$51,585	$36,342
Less: Allocations of earnings to unvested restricted stock units (1)	(337)	(569)	(722)	(1,054)

Earnings available to MSCI common shareholders	$23,730	$19,049	$50,863	$35,288

Basic weighted average common shares outstanding	105,345	100,359	105,290	100,324

Basic weighted average common shares outstanding
Effect of dilutive securities:
Stock options	658	12	633	6

Diluted weighted average common shares outstanding	106,003	100,371	105,923	100,330

Earnings per basic common share	$0.23	$0.19	$0.48	$0.35

Earnings per diluted common share	$0.22	$0.19	$0.48	$0.35

(1)
The restricted stock units participate in all of the earnings of the Company in the computation of basic EPS and, therefore, the restricted stock units are not included as incremental shares in the diluted EPS computation.

4. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
	(in thousands)
Net income	$24,067	$19,618	$51,585	$36,342
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on cash flow hedges	4,191	(1,089)	5,379	(2,533)
Pension and other post-retirement adjustments	104	336	206	257
Unrealized gains (losses) on available-for-sale securities	(210)	—	3	—
Foreign currency translation adjustments	(200)	254	274	355
Other comprehensive income (loss), before tax	3,885	(499)	5,862	(1,921)
Income tax (expense) benefit related to items of other comprehensive income	(1,524)	156	(2,259)	672
Other comprehensive income (loss), net of tax	2,361	(343)	3,603	(1,249)
Comprehensive income	$26,428	$19,275	$55,188	$35,093

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

The fair value and gross unrealized gains and losses of securities available-for-sale at May 31, 2010 were as follows:
(in thousands)	Amortized Cost plus Accrued Interest	Gross unrealized gains	Gross unrealized losses	Estimated Fair value
Debt securities available-for-sale

U.S. Treasury securities	$57,466	$5	$(2)	$57,469
State and municipal securities	3,930	—	—	3,930
Total	$61,396	$5	$(2)	$61,399

As of November 30, 2009, the Company had the intent and ability to hold its investments to maturity and, thus, classified these investments as held-to-maturity and stated them at amortized cost plus accrued interest. The changes in the value of these securities, other than impairment charges, are not reported on the condensed consolidated financial statements.

The net carrying value and fair value of securities held-to-maturity at November 30, 2009 were as follows:
(in thousands)	Net Carrying Value	Gross unrecognized gains	Gross unrecognized losses	Estimated Fair value
Debt securities held-to-maturity

U.S. Treasury securities	$295,304	$264	$—	$295,568
State and municipal securities	—	—	—	—
Total	$295,304	$264	$—	$295,568

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and for 12 months or greater and their related fair values at May 31, 2010 were as follows:

	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
U.S. Treasury securities	$28,090	$(2)	$—	$—	$28,090	$(2)
State and municipal securities	—	—	—	—	—	—
Total	$28,090	$(2)	$—	$—	$28,090	$(2)

None of the Company’s investments in held-to-maturity securities had been in an unrealized loss position as of November 30, 2009.

Evaluating Investments for Other-than-Temporary Impairments

If the fair values of the Company’s debt security investments are less than the amortized costs at the balance sheet date, the Company assesses whether the impairments are other than temporary. As the Company currently invests only in U.S. Treasury and state and municipal securities with a short duration (one year or less), it would take a significant decline in fair value and U.S. economic conditions for the Company to determine that these investments are other than temporarily impaired.

Additionally, management assesses whether it intends to sell or would more-likely-than-not not be required to sell the investment before the expected recovery of the cost basis. Management has asserted that it believes it is more-likely-than-not that it will not be required to sell the investment before recovery of the cost basis.

 As of May 31, 2010, no other-than-temporary impairment had been recorded on any of the Company’s investments.

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

Morgan Stanley affiliates had invoiced administrative expenses to the Company primarily relating to staff services. The amounts invoiced by Morgan Stanley affiliates for staff services for the three and six months ended May 31, 2009 were $0.6 million and $5.8 million, respectively.  Interest expense incurred on payables to Morgan Stanley for the three and six months ended May 31, 2009 was $0.2 million and $0.4 million, respectively.

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at May 31, 2010 and November 30, 2009 consisted of the following:

	As of
	May 31,	November 30,
	2010	2009
	(in thousands)
Computer & related equipment	$37,029	$38,773
Furniture & fixtures	2,918	3,004
Leasehold improvements	14,978	13,947
Work-in-process	718	155
Subtotal	55,643	55,879
Accumulated depreciation and amortization	(30,256)	(26,498)
Property, equipment and leasehold improvements, net	$25,387	$29,381

Depreciation and amortization expense of property, equipment and leasehold improvements was $3.6 million and $3.0 million for the three months ended May 31, 2010 and 2009, respectively.  Depreciation and amortization expense of property, equipment and leasehold improvements was $6.9 million and $6.0 million for the six months ended May 31, 2010 and 2009, respectively.

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

Amortization expense related to intangible assets for the three months ended May 31, 2010 and 2009 was $4.3 million and $6.4 million, respectively.  Amortization expense related to intangible assets for the six months ended May 31, 2010 and 2009 was $8.6 million and $12.9 million, respectively.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
As of May 31, 2010
Technology/software	$140,462	$(114,139)	$26,323
Trademarks	102,220	(28,973)	73,247
Customer relationships	25,880	(13,816)	12,064
Total intangible assets	$268,562	$(156,928)	$111,634

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
As of November 30, 2009
Technology/software	$140,678	$(109,090)	$31,588
Trademarks	102,220	(26,611)	75,609
Customer relationships	25,880	(12,888)	12,992
Total intangible assets	$268,778	$(148,589)	$120,189

The estimated amortization expense for succeeding years is presented below:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2010	$8,556
2011	17,111
2012	17,110
2013	6,582
2014	6,582
Thereafter	55,693
Total	$111,634

9. COMMITMENTS AND CONTINGENCIES

Leases.   The Company leases facilities under non-cancelable operating lease agreements.  The terms of certain lease agreements provide for rental payments on a graduated basis.  The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid.  Rent expense for the three and six months ended May 31, 2010 was $2.9 million and $5.6 million, respectively. For the three and six months ended May 31, 2009, rent expense was $2.4 million and $5.0 million, respectively.

Long-term debt.   On November 14, 2007, the Company entered into a secured $500.0 million credit facility with Morgan Stanley Senior Funding, Inc. and Bank of America, N.A., as agents for a syndicate of lenders, and other lenders party thereto pursuant to a credit agreement dated as of November 20, 2007 (the “Credit Facility”). The Credit Facility consisted of a $425.0 million term loan facility and a $75.0 million revolving credit facility.  The revolving credit facility is available for working capital requirements and other general corporate purposes (including the financing of permitted acquisitions), subject to certain conditions.  Outstanding borrowings under the Credit Facility initially accrued interest at (i) the London Interbank Offered Rate (“LIBOR”) plus a fixed margin of 2.50% in the case of the term loan A facility and the revolving credit facility and 3.00% in the case of the term loan B facility or (ii) the base rate plus a fixed margin of 1.50% in the case of the term loan A facility and the revolving credit facility and 2.00% in the case of the term loan B facility. In April 2008 and again in July 2008, the Company’s fixed margin rate was reduced by 0.25% on both the term loan A facility and the term loan B facility. In February 2010, the Company’s fixed margin rate on its term loan A facility was reduced by an additional 0.25%.  During the three months ended February 28, 2009, the Company exercised its rights and chose to have a portion of both the term loan A facility and term loan B facility referenced to the one month LIBOR rates while the remaining portions continued to reference the three month LIBOR rates.   The term loan A facility and the term loan B facility were scheduled to mature on November 20, 2012 and November 20, 2014, respectively. The revolving credit facility was scheduled to mature on November 20, 2012.

On April 1, 2010 and April 15, 2010, the Company prepaid principal balances on its term loan facility of approximately $147.0 million and $150.0 million, respectively.  As of May 31, 2010, $70.9 million remained outstanding under the term loan facility and there was $75.0 million of unused credit under the revolving credit facility.  For the unused credit, the Company pays an annual 0.5% non-usage fee which was approximately $0.1 million for each of the three months ended May 31, 2010 and 2009 and approximately $0.2 million for each of the six months ended May 31, 2010 and 2009. Interest on the principal is required to be paid either every three months in February, May, August and November or monthly, depending on whether the referenced LIBOR rates are three-month or one-month LIBOR rates.

In connection with entering into the Credit Facility, the Company recorded origination fees of $8.0 million which were being amortized over five to seven years.  As a result of the prepayments described above, the Company recognized approximately $2.7 million in accelerated amortization of the origination fees during the three months ended May 31, 2010.  At May 31, 2010, $1.7 million of the origination fees remained unamortized.

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Current maturities of long term debt at May 31, 2010 was $8.2 million, net of a $0.1 million discount. Long term debt, net of current maturities at May 31, 2010 was $62.3 million, net of a $0.2 million discount. For the three and six months ended May 31, 2010, approximately $0.5 million of the debt discount had been amortized.  For the three and six months ended May 31, 2009, less than $0.1 million of the debt discount had been amortized.

At May 31, 2010, the fair market value of the Company’s debt obligations was approximated by its carrying value. The fair market value was estimated based on the termination value paid on June 1, 2010. (See Note 16, “Subsequent Events,” for further information.)

Interest Rate Swaps and Derivative Instruments.  The Company manages its interest rate risk by using derivative instruments in the form of interest rate swaps designed to reduce interest rate risk by effectively converting a portion of floating-rate debt into fixed rate debt.  This action reduces the Company’s risk of incurring higher interest costs in periods of rising interest rates and improves the overall balance between floating and fixed-rate debt. On February 13, 2008, the Company entered into two interest rate swap agreements for an aggregate notional principal amount of $251.7 million, amortizing through November 2010, that were designated as cash flow hedges of interest rate risk.  The Company's interest rate swaps are recorded as assets or liabilities at fair value. The effective portion of the changes in fair value of interest rate swaps designated, and that qualify as, cash flow hedges is initially recorded as a component of accumulated other comprehensive loss on the Condensed Consolidated Statements of Financial Condition and is subsequently reclassified into interest expense on the Condensed Consolidated Statements of Income in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

On April 15, 2010, MSCI prepaid a portion of its existing term loan facilities that was being hedged with its interest rate swaps.  As a result, MSCI fully terminated one of its interest rate swaps and partially terminated the other interest rate swap to match the remaining projected debt balances outstanding under the existing term loan facilities terms through November 2010.

On April 15, 2010, MSCI discontinued prospective hedge accounting on the terminated swap notional amounts and the loss in accumulated other comprehensive loss on the Condensed Consolidated Statements of Financial Condition as of the termination date relating to the terminated swap contract amounts was reclassified to earnings in interest expense on the Condensed Consolidated Statements of Income as the hedged transactions were no longer probable to occur. The Company also discontinued prospective hedge accounting on the remaining swap contract at April 15, 2010 as it no longer met the strict requirements for hedge accounting.

At May 31, 2010, the Company planned to prepay the remaining portion of its existing term loan facilities and terminate the remaining swap contract on June 1, 2010.  Because the hedged transactions were no longer probable to occur, the remaining loss in accumulated other comprehensive loss on the Condensed Consolidated Statements of Financial Condition was reclassified to interest expense on the Condensed Consolidated Statements of Income on May 31, 2010.  (See Note 16, “Subsequent Events,” for further information.)

The gross carrying values of the interest rate contracts as of May 31, 2010 and 2009 were $0.7 million and $6.2 million, respectively, and were recorded in other accrued liabilities on the Condensed Consolidated Statements of Financial Condition.

For the three and six months ended May 31, 2010, the amount of loss recognized on the effective portion of these interest rate contracts in accumulated other comprehensive loss on the Condensed Consolidated Statements of Financial Condition was less than $0.1 million and $0.3 million, respectively.  For the three and six months ended May 31, 2009, the amount of loss recognized on the effective portion of these interest rate contracts in accumulated other comprehensive loss on the Condensed Consolidated Statements of Financial Condition was $1.1 million and $2.5 million, respectively.

For the three and six months ended May 31, 2010, the amount of loss on the effective portion of these interest rate contracts reclassified from accumulated other comprehensive loss into interest expense on the Condensed Consolidated Statements of Income was $1.0 million and $2.5 million, respectively.  For the three and six months ended May 31, 2009, the

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

amount of loss on the effective portion of these interest rate contracts reclassified from accumulated other comprehensive loss into interest expense on the Condensed Consolidated Statements of Income was $1.0 million and $1.4 million, respectively.

During the three months ended May 31, 2010, the Company accelerated the reclassification of amounts in accumulated other comprehensive loss to earnings as a result of the hedged forecasted transactions becoming probable not to occur.  The accelerated amounts were a loss of $3.1 million and were included in interest expense on the Condensed Consolidated Statements of Income.  No hedge ineffectiveness was recorded for the three and six months ending May 31, 2010 and 2009.

Credit-risk-related contingent features.   The Company had agreements with each of its derivative counterparties that contained cross-default provisions whereby if the Company defaulted on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

As of May 31, 2010, the fair value of derivatives in a liability position related to these agreements was $0.7 million.  As of May 31, 2010, the Company has not posted any collateral related to these agreements.  If the company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $0.7 million.

10. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees.  For the three months ended May 31, 2010 and 2009, costs relating to 401(k), pension and post-retirement benefit expenses were $1.8 million and $1.4 million, respectively.  Of these amounts, $0.9 million and $0.7 million were recorded in cost of services and $0.9 million and $0.7 million were recorded in selling, general and administrative for the three months ended May 31, 2010 and 2009, respectively.

For the six months ended May 31, 2010 and 2009, costs relating to 401(k), pension and post-retirement benefit expenses were $4.4 million and $4.5 million, respectively.  Of these amounts, $2.5 million and $2.2 million were recorded in cost of services and $1.9 million and $2.3 million were recorded in selling, general and administrative for the six months ended May 31, 2010 and 2009, respectively.

401(k) and Other Defined Contribution Plans.  Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions and, in the case of the MSCI 401(k) plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations.  The Company’s expenses associated with the 401(k) plan and other defined contribution plans for the three months ended May 31, 2010 and 2009 were $1.2 million and $1.1 million, respectively.  The Company’s expenses associated with the 401(k) plan and other defined contribution plans for the six months ended May 31, 2010 and 2009 were $3.3 million and $3.4 million, respectively.

Net Periodic Benefit Expense.  Net periodic benefit expense related to defined benefit pension plans was $0.6 million and $0.3 million for the three months ended May 31, 2010 and 2009, respectively. Net periodic benefit expense related to defined benefit pension plans was $1.1 million for each of the six months ended May 31, 2010 and 2009.

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

On December 16, 2008, the Company, as a component of the 2008 annual bonus, awarded certain of its employees with a grant in the form of restricted stock units (“2008 Bonus Award”). The aggregate value of the grants was approximately $9.5 million of restricted stock units. The restricted stock units vest over a three year period, with one-third vesting on January 8, 2010, January 10, 2011 and January 9, 2012, respectively. Approximately $4.2 million of this grant was awarded to retirement-eligible employees under the award terms.  Based on interpretive guidance related to ASC Subtopic 718-10, the Company accrues the estimated cost of these awards over the course of the fiscal year in which the award is earned.  As such,

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the Company accrued the estimated cost of the 2008 Bonus Award related to retirement-eligible employees over the 2008 fiscal year.  The first tranche of the 2008 Bonus Award vested on January 8, 2010.

On December 16, 2009, the Company, as a component of the 2009 annual bonus, awarded certain of its employees with a grant in the form of restricted stock units (“2009 Bonus Award”). The aggregate value of the grants was approximately $13.2 million of restricted stock units. The restricted stock units vest over a three year period, with one-third vesting on December 20, 2010, December 19, 2011 and December 17, 2012, respectively. Approximately $5.1 million of this grant was awarded to retirement-eligible employees under the award terms.   The Company accrued the estimated cost of the 2009 Bonus Award granted to retirement-eligible employees over the 2009 fiscal year.

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

During the six months ended May 31, 2010, the Company awarded 8,427 shares in MSCI common stock and 8,286 restricted stock units to directors who were not employees of the Company or Morgan Stanley during the period.  During the six months ended May 31, 2009, the Company awarded 13,703 shares in MSCI common stock and 7,824 restricted stock units to directors who were not employees of the Company or Morgan Stanley during the period.

Share based compensation expense was $5.4 million and $10.5 million for the three and six months ended May 31, 2010, of which $2.0 million and $4.1 million was related to the Founders Grant Award, respectively. Share based compensation expense was $9.0 million and $16.7 million for the three and six months ended May 31, 2009, of which $7.3 million and $13.5 million was related to the Founders Grant Award, respectively.

12. INCOME TAXES

The Company’s provision for income taxes was $30.2 million and $22.0 million for the six months ended May 31, 2010 and 2009, respectively.   These amounts reflect effective tax rates of 36.9% and 37.7% for the six months ended May 31, 2010 and 2009, respectively. The Company’s effective tax rate of 36.9% for the six months ended May 31, 2010 reflects the Company’s estimate of the annual effective tax rate adjusted for the impact of the costs related to the acquisition of RiskMetrics, which are not tax deductible, and net discrete tax benefits recognized during the period.

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

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

allocate resources and in assessing performance. Based on the Company’s integration and management strategies, the Company leverages common production, development and client coverage teams to create, produce and license investment decision support tools to various types of investment organizations worldwide. On this basis, the Company assesses that it operates in a single business segment.

Revenue by geography is based on the shipping address of the customer.

The following table sets forth revenue for the periods indicated by geographic area:
	Three Months Ended		Six Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
	(in thousands)
Revenues
Americas:
United States	$56,278	$53,070	$116,436	$103,093
Other	4,288	3,496	8,148	6,876

Total Americas	60,566	56,566	124,584	109,969

EMEA:
United Kingdom	20,127	13,368	34,108	26,944
Other	23,219	21,416	46,646	42,113

Total EMEA	43,346	34,784	80,754	69,057

Asia & Australia:
Japan	11,305	9,982	21,915	20,352
Other	9,953	8,043	19,597	15,912

Total Asia & Australia	21,258	18,025	41,512	36,264

Total	$125,170	$109,375	$246,850	$215,290

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	May 31, 2010	November 30, 2009
Long-lived assets	(in thousands)

Americas:
United States	$560,604	$571,052
Other	1,952	672

Total Americas	562,556	571,724

EMEA:
United Kingdom	2,199	1,488
Other	8,196	11,997

Total EMEA	10,395	13,485

Asia & Australia:
Japan	435	503
Other	5,258	5,481

Total Asia & Australia	5,693	5,984

Total	$578,644	$591,193

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

15. ACQUISITION OF RISKMETRICS GROUP, INC.

On June 1, 2010, MSCI acquired RiskMetrics.  Under the terms of the Agreement and Plan of Merger dated as of February 28, 2010 by and among MSCI, Crossway Inc. (“Merger Sub”), a wholly owned subsidiary of MSCI, and RiskMetrics, Merger Sub merged with and into RiskMetrics, with RiskMetrics continuing as the surviving corporation and a wholly owned subsidiary of MSCI. MSCI and RiskMetrics began joint operations immediately after the Merger became effective.  MSCI acquired RiskMetrics to, among other things, offer clients a more comprehensive portfolio of investment decision support tools that will enable clients to understand risk across their entire investment processes as well as broaden the focus of the Company’s client base beyond asset owners, asset managers and broker dealers to include a greater number of hedge fund, mutual fund and bank clients.  No financial results of RiskMetrics have been included in the Company’s condensed financial statements as of, or for the three or six months ended, May 31, 2010.

The total preliminary purchase price for RiskMetrics was approximately $1,572.4 million and was comprised of:

(in thousands)
Cash	$1,146,699
MSCI class A common stock valued using the New York Stock Exchange closing price on June 1, 2010	371,817
Preliminary fair value of outstanding vested and unvested stock options and unvested restricted stock awards assumed	53,904

Total preliminary purchase price	$1,572,420

MSCI issued approximately 12.6 million class A common shares and reserved approximately 4.3 million class A common shares for outstanding vested and unvested stock options and unvested restricted stock awards assumed as part of the acquisition of RiskMetrics.

The preliminary fair values of stock options assumed were estimated using a Hull-White Lattice option-pricing model. The preliminary fair value of the unearned portion of the unvested RiskMetrics stock options and restricted stock awards will be recorded as operating expense over the remaining service periods, while the preliminary fair values of the earned portion of the vested and unvested stock options and unvested restricted stock awards are included in the total purchase price. The preliminary purchase price for RiskMetrics is subject to change during the measurement period as MSCI finalizes the number of RiskMetrics common shares outstanding that it purchased, validates the conversion calculations of RiskMetrics stock options and restricted stock awards assumed, and finalizes the proportion of such stock options and restricted stock awards assumed that are earned as of the acquisition date.

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Preliminary Purchase Price Allocation

The acquisition method of accounting is based on ASC Subtopic 805-10, “Business Combinations,” and uses the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” which MSCI has adopted as required.  The total preliminary purchase price for RiskMetrics was allocated to the preliminary net tangible and intangible assets based upon their preliminary fair values as of June 1, 2010 as set forth below. The excess of the preliminary purchase price over the preliminary net tangible assets and preliminary intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes and residual goodwill. MSCI expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period. The preliminary purchase price allocation for RiskMetrics is as follows:

(in thousands)
Cash and cash equivalents	$76,459
Trade receivables	33,577
Other assets	36,203
Intangible assets	622,667
Goodwill	1,252,036
Accounts payable and other liabilities	(42,139)
Debt	(107,485)
Deferred revenues	(115,526)
Deferred tax liabilities, net	(183,372)

Total preliminary purchase price	$1,572,420

MSCI generally does not expect the goodwill recognized to be deductible for income tax purposes.

Preliminary Valuations of Intangible Assets Acquired

The following table sets forth the preliminary components of intangible assets acquired in connection with the RiskMetrics acquisition:

	Estimated Fair Value	Estimated Useful Life
	(in thousands)
Customer relationships—finite-lived	$424,500	13 to 15 years
Developed technology—finite-lived	51,200	4 to 7 years
Proprietary processes—finite-lived	4,900	6 years
Trade names—finite-lived	138,700	10 to 20 years
Internally developed software—finite-lived	787	3 years
Non-compete agreements—finite-lived	2,580	1.5 years
Total	$622,667

Preliminary Pre-Acquisition Contingencies Assumed

MSCI has evaluated and continues to evaluate pre-acquisition contingencies relating to RiskMetrics that existed as of the acquisition date. MSCI has preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, have preliminarily recorded the best estimates for these contingencies as a part of the preliminary purchase price allocation for RiskMetrics. MSCI continues to gather information

MSCI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

for, and evaluate substantially all, pre-acquisition contingencies that have been assumed from RiskMetrics. If MSCI makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation during the measurement period and, subsequently, in MSCI’s results of operations.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for MSCI and RiskMetrics as though the companies were combined as of December 1, 2008. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the acquisition including the amortization charges from acquired intangible assets (certain of which are preliminary), adjustments to interest income for lower average cash balances, interest expense for borrowings and the amortization of deferred financing fees, debt discounts and prepaid agency fees, the elimination of certain goodwill impairment charges incurred by RiskMetrics and the related tax effects as though the aforementioned companies were combined as of December 1, 2008. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the acquisition had taken place at December 1, 2008.

The unaudited pro forma financial information for the six months ended May 31, 2010 combined the historical results of MSCI for the six months ended May 31, 2010 and the historical results of RiskMetrics for the six month-period ended March 31, 2010 (due to differences in reporting periods). The unaudited pro forma financial information for the six months ended May 31, 2009 combined the historical results of MSCI for the six months ended May 31, 2009 and the historical results of RiskMetrics for the six month-period ended March 31, 2009 (due to differences in reporting periods).

The unaudited pro forma financial information and the effects of the pro forma adjustments listed above were as follows for the six months ended May 31, 2010 and 2009:

	Six Months Ended May 31,
(in thousands)	2010	2009
Total revenues	$400,368	$368,164
Net income	$59,626	$39,474
Earnings per diluted common share	$0.49	$0.33

16. SUBSEQUENT EVENTS

Management of the Company evaluated subsequent events from May 31, 2010 through the issuance date of this Form 10-Q.

On June 1, 2010, MSCI acquired RiskMetrics.  (See Note 15, “Acquisition of RiskMetrics Group, Inc.,” for further information.) In connection with the acquisition, MSCI entered into a senior secured credit agreement dated as of June 1, 2010 with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. Incorporated, as collateral agent, and the other lenders party thereto, which is comprised of (i) a $1,275.0 million six-year term loan facility and (ii) a $100.0 million five-year revolving credit facility. Principal on the term loan facility is expected to be paid at 1.00% per year plus a portion of MSCI’s excess cash flows (as defined in the agreement and  depending on its leverage ratio), with remaining principal payable in the final year.  Borrowings under the credit facilities bear interest at a rate equal to the greater of LIBOR, or 1.50%, plus a margin of 3.25%, which margin, beginning a specified period after the acquisition, will be subject to adjustment based on MSCI’s leverage ratio.

In connection with entering into the senior secured credit agreement described above, MSCI paid $71.1 million on June 1, 2010 to retire its then-existing term loan facility plus accrued interest and $0.7 million to retire its interest rate swap and accrued interest. (See Note 9, “Commitments and Contingencies,” for further information.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of May 31, 2010, and the related condensed consolidated statements of income for the three and six month periods ended May 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the six month periods ended May 31, 2010 and 2009. These interim financial statements are the responsibility of the management of MSCI Inc.

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
July 1, 2010

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

Overview

We are a leading global provider of investment decision support tools, including indices and portfolio risk and performance analytics.  Our products and services include indices, portfolio risk and performance analytics, and, following the acquisition discussed below, governance tools. Our flagship products are our global equity indices marketed under the MSCI brand, our equity portfolio analytics marketed under the Barra brand and our energy and commodity asset valuation analytics products marketed under the FEA brand.  Certain products and services added as the result of the acquisition of RiskMetrics Group, Inc. (“RiskMetrics”) are discussed below.

As of May 31, 2010 our clients include asset owners such as pension funds, endowments, foundations, central banks and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; and financial intermediaries such as broker-dealers, exchanges, custodians and investment consultants. As of May 31, 2010, we had over 3,200 clients across 66 countries. We had 21 offices in 15 countries to help serve our diverse client base, with approximately 50.5% of our revenue from clients in the Americas, 32.7% in Europe, the Middle East and Africa (“EMEA”), 8.9% in Japan and 7.9% in Asia-Pacific (not including Japan), based on revenues for the six months ended May 31, 2010.

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

Acquisition of RiskMetrics Group, Inc.

On June 1, 2010, MSCI completed its acquisition of RiskMetrics in a cash-and-stock transaction valued at approximately $1,572.4 million.  In connection with the acquisition, we entered into a senior secured credit agreement, which is comprised of (i) a $1,275.0 million six-year term loan facility and (ii) a $100.0 million five-year revolving credit facility.  See “—Liquidity and Capital Resources” below for additional information.

RiskMetrics is a leading provider of risk management and corporate governance products and services to participants in the global financial markets.  With the acquisition of RiskMetrics, the Company now offers clients a more comprehensive portfolio of investment decision support tools that will enable clients to understand risk across their entire investment processes, with product offerings including the MSCI indices which include over 120,000 daily indices covering more than 70 countries; Barra portfolio risk and performance analytics covering global equity and fixed income markets; RiskMetrics market and credit risk analytics; ISS out-sourced proxy research, voting and vote reporting services; CFRA forensic accounting risk research, legal/regulatory risk assessment, and due-diligence; and FEA valuation models and risk management software for the energy and commodities markets.  The acquisition of RiskMetrics also broadens the focus of the Company’s client base beyond asset owners, asset managers and broker dealers to include a greater number of hedge fund, mutual fund and bank clients.

For the year ended November 30, 2009, we had total operating revenues of $442.9 million and operating expenses of $292.0 million.  For the year ended December 31, 2009, RiskMetrics had total operating revenues of $303.4 million and operating expenses of $236.4 million.  We will assign a significant value to the intangible assets of RiskMetrics as part of the acquisition, which will increase the amortization expense we will recognize.  We also expect to incur increased interest expense as a result of the credit facility we entered into in connection with acquisition.  We therefore expect that the acquisition of RiskMetrics will have a significant impact on our financial results in future periods.  Additionally, we may have additional exposure to foreign currency risk following the acquisition as a result of the subsequent change in the relative mix of our non-U.S. dollar revenues and expenses.

As part of the acquisition, we increased our employee base by approximately 1,140 additional people and acquired 20 offices in 12 countries. As a result, we expect we will experience increased costs related to compensation and benefits, occupancy costs, market data fees and information technology services.  In the near term, we expect we will also experience duplicative selling, general and administrative costs due to the increased size and scope of our selling, marketing and administrative functions.  While we are continuing to focus on the cost structure of the combined company and expect to generate significant synergies, we also expect to incur non-recurring restructuring costs associated with integrating the companies.

Due to significant limitations on access to certain information relating to RiskMetrics prior to the acquisition date and the limited time since the acquisition date, management is continuing to review the potential impact of the acquisition on our financial results in future periods.

Certain actions taken and costs incurred in connection with acquisition of RiskMetrics prior to the acquisition closing date are reflected in these condensed consolidated financial statements.  However, the assets acquired and liabilities assumed and the results of operations from RiskMetrics are not reflected in these condensed consolidated financial statements as of and for the three and six months ended May 31, 2010.  See Note 15. Acquisition of RiskMetrics Group, Inc. for additional information.

Additional information, such as the unaudited pro forma condensed combined financial statements of MSCI and RiskMetrics as of and for the three months ended February 28, 2010 and for the year ended November 30, 2009, can be found in MSCI’s Current Report on Form 8-K filed with the SEC on June 7, 2010.  Also See Note 15. Acquisition of RiskMetrics Group, Inc. —Unaudited Pro Forma Financial Information.

The discussion of our results of operations for the three and six months ended May 31, 2010 and 2009 are presented below.  The results of operations for interim periods may not be indicative of future results.

Results of Operations

Three Months Ended May 31, 2010 Compared to the Three Months Ended May 31, 2009:

	Three Months Ended May 31,
	2010	2009	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$125,170	$109,375	$15,795	14.4%
Operating expenses:
Cost of services	30,463	29,269	1,194	4.1%
Selling, general and administrative	40,177	34,052	6,125	18.0%
Amortization of intangible assets	4,277	6,428	(2,151)	(33.5%)
Depreciation and amortization of property, equipment, and leasehold improvements	3,556	2,972	584	19.7%
Total operating expenses	78,473	72,721	5,752	7.9%
Operating income	46,697	36,654	10,043	27.4%
Other expense (income), net	8,746	4,682	4,064	86.8%
Provision for income taxes	13,884	12,354	1,530	12.4%
Net income	$24,067	$19,618	$4,499	22.7%

Earnings per basic common share	$0.23	$0.19	$0.04	21.1%

Earnings per diluted common share	$0.22	$0.19	$0.03	15.8%

Operating margin	37.3%	33.5%

Operating Revenues

We group our revenues into the following four product categories:

•	Equity indices

•	Equity portfolio analytics

•	Multi-asset class portfolio analytics

•	Other products

The following table summarizes the revenue by category for the three months ended May 31, 2010 compared to the three months ended May 31, 2009:

	Three Months Ended May 31,
	2010	2009	Increase/(Decrease)
	(in thousands)

Equity indices:
Equity index subscriptions	$54,222	$47,282	$6,940	14.7%
Equity index asset based fees	25,696	15,220	10,476	68.8%

Total equity indices	79,918	62,502	17,416	27.9%
Equity portfolio analytics	29,041	31,582	(2,541)	(8.0%)
Multi-asset class portfolio analytics	11,107	9,572	1,535	16.0%
Other products	5,104	5,719	(615)	(10.8%)

Total operating revenues	$125,170	$109,375	$15,795	14.4%

Total operating revenues for the three months ended May 31, 2010 increased $15.8 million, or 14.4%, to $125.2 million compared to $109.4 million for the three months ended May 31, 2009. The growth was comprised of increases in asset based fees and subscription revenues of $10.5 million and $5.3 million, respectively.  Subscription revenues consist of our revenues related to equity index subscriptions, equity portfolio analytics, multi-asset class portfolio analytics and other products. Our revenues are impacted by changes in exchange rates primarily as they relate to the U.S. dollar.  Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our revenues for the three months ended May 31, 2010 would have been higher by $1.2 million.

Revenues related to equity indices increased $17.4 million, or 27.9%, to $79.9 million for the three months ended May 31, 2010 compared to $62.5 million in the same period in 2009. Revenues from the equity index subscriptions sub-category were up $6.9 million, or 14.7%, to $54.2 million during the current period with strength across all regions and client types except broker dealers, which were down slightly. The growth was led by increases in our emerging market and small cap index modules as well as custom indices and our value/growth index extension modules.

Revenues attributable to the equity index asset based fees sub-category increased $10.5 million, or 68.8%, to $25.7 million for the three months ended May 31, 2010 compared to $15.2 million in the same period in 2009 led by growth in our ETF asset based fee revenues.  The average value of assets in ETFs linked to MSCI equity indices in the aggregate increased 87.4% to $252.4 billion for the three months ended May 31, 2010 compared to $134.7 billion for the three months ended May 31, 2009.  As of May 31, 2010, the value of assets in ETFs linked to MSCI equity indices was $237.6 billion, representing an increase of 35.1% from $175.9 billion as of May 31, 2009. We estimate that the $61.7 billion year-over-year increase in value of assets in ETFs linked to MSCI equity indices was attributable to $32.5 billion of net cash inflows and $29.2 billion of net asset appreciation.

The three MSCI indices with the largest amount of ETF assets linked to them as of May 31, 2010 were the MSCI Emerging Markets, EAFE and U.S. Broad Market Indices with $67.5 billion, $35.8 billion and $13.7 billion in assets, respectively.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

	Quarter Ended
	2009				2010
$ in Billions	February	May	August	November	February	May
AUM in ETFs linked to MSCI Indices	$107.8	$175.9	$199.2	$234.2	$235.6	$237.6
Sequential Change ($ Growth in Billions)
Market Appreciation/(Depreciation)	$(13.6)	$42.2	$20.1	$18.0	$(3.0)	$(5.9)
Cash Inflow/(Outflow)	2.4	25.9	3.2	17.0	4.4	7.9

Total Change	$(11.2)	$68.1	$23.3	$35.0	$1.4	$2.0

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the periods indicated:

	Quarterly Average
	2009				2010
$ in Billions	February	May	August	November	February	May
AUM in ETFs linked to MSCI Indices	$126.4	$134.7	$180.3	$216.8	$239.6	$252.4

Source: Bloomberg and MSCI

The value of the assets in ETFs linked to our equity indices as of the last day of the month and the monthly average balance for the prior six months can be found under the link “AUM in ETFs Linked to MSCI Indices” on our website at http://ir.msci.com. Information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or any other report filed with the Securities and Exchange Commission.

Revenues related to equity portfolio analytics products decreased 8.0% to $29.0 million for the three months ended May 31, 2010 compared to $31.6 million in the same period in 2009. The decreases were the result of lower levels of new subscriptions and lower retention rates in recent quarters, most notably for Aegis, our propriety equity risk data and software product. Within equity portfolio analytics, Aegis revenue declined 9.8% to $18.9 million and Models Direct, our proprietary risk data accessed directly, declined 7.3% to $8.6 million, partially offset by an increase of 20.0% to $1.5 million in Barra on Vendors, our proprietary risk data product accessed through vendors.

Revenues related to multi-asset class portfolio analytics increased $1.5 million, or 16.0%, to $11.1 million for the three months ended May 31, 2010 compared to $9.6 million in the same period in 2009. This growth reflects an increase of 26.9% to $9.1 million for BarraOne, partially offset by a decrease of 16.3% to $2.0 million for TotalRisk, which is a product being decommissioned with its existing users being given the opportunity to transition to BarraOne. The growth in BarraOne was led by the asset managers and asset owners and, from a regional perspective, EMEA, reflecting growth in new subscriptions as well as relatively high retention rates.

Revenues from other products decreased $0.6 million, or 10.8%, to $5.1 million for the three months ended May 31, 2010 compared to $5.7 million in the same period in 2009. This reflects a decline of 24.7% to $1.2 million for fixed income analytics products offset, in part, by an increase of 3.6% to $3.9 million for our energy and commodity analytics products.

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

Because the Run Rate represents potential future fees, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and non-recurring sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset-based fees, which may result from market movements or from investment inflows into and outflows from investment products linked to our indices;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indices;

•	price changes;

•	revenue recognition differences under U.S. GAAP; and

•	fluctuations in foreign exchange rates.

The following tables set forth our Run Rates as of the dates indicated and the percentage growth over the periods indicated:

	As of
	May 31,		February 28,	Year Over Year	Sequential
	2010	2009	2010	Comparison	Comparison
	(in thousands)
Run Rates
Equity indices
Subscription	$202,101	$178,634	$191,862	13.1%	5.3%
Asset based fees	91,977	68,892	94,033	33.5%	(2.2)%

Equity Indices total	294,078	247,526	285,895	18.8%	2.9%
Equity portfolio analytics	118,064	126,344	119,046	(6.6)%	(0.8)%
Multi-asset class analytics	42,145	37,194	41,142	13.3%	2.4%
Other products	19,938	21,612	20,500	(7.7)%	(2.7)%

Total Run Rate	$474,225	$432,676	$466,583	9.6%	1.6%

Subscription total	$382,248	$362,784	$372,550	5.4%	2.6%
Asset based fees total	91,977	69,892	94,033	31.6%	(2.2)%

Total Run Rate	$474,225	$432,676	$466,583	9.6%	1.6%

Changes in Run Rate between periods reflect increases from new subscriptions, decreases from cancellations, increases or decreases, as the case may be, from the change in the value of assets of investment products linked to MSCI indices, the change in trading volumes of futures and options contracts linked to MSCI indices, price changes and fluctuations in foreign exchange rates.

At May 31, 2010, we had a total of 3,203 clients, excluding clients that pay only asset based fees, as compared to 3,080 at May 31, 2009 and 3,153 at February 28, 2010. The sequential increase in the client count reflects an increase across all client types except for the number of hedge fund clients which were flat.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the three months ended:

	May 31,
	2010	2009

Equity Index	92.9%	92.8%
Equity Portfolio Analytics	84.5%	82.0%
Multi-Asset Class Analytics	89.1%	83.2%
Other	81.3%	88.3%
Total	89.1%	87.7%

The following table sets forth our Core Retention Rates by product category for the three months ended:

	May 31,
	2010	2009

Equity Index	93.4%	93.2%
Equity Portfolio Analytics	86.4%	83.5%
Multi-Asset Class Analytics	93.5%	93.7%
Other	81.3%	89.6%
Total	90.5%	89.5%

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

The following table shows operating expenses by each of the categories:

	Three Months Ended May 31,
	2010	2009	Increase/(Decrease)
	(in thousands)
Cost of services
Compensation and benefits	$22,354	$22,430	$(76)	(0.3)%
Non-compensation expenses	8,109	6,839	1,270	18.6%
Total cost of services	30,463	29,269	1,194	4.1%
Selling, general and administrative
Compensation and benefits	22,410	24,170	(1,760)	(7.3)%
Non-compensation expenses	17,767	9,882	7,885	79.8%
Total selling, general and administrative	40,177	34,052	6,125	18.0%
Amortization of intangible assets	4,277	6,428	(2,151)	(33.5)%
Depreciation of property, equipment, and leasehold improvements	3,556	2,972	584	19.7%
Total operating expenses	$78,473	$72,721	$5,752	7.9%

Compensation and benefits	$44,764	$46,600	$(1,836)	(3.9)%
Non-compensation expenses	25,876	16,721	9,155	54.8%
Amortization of intangible assets	4,277	6,428	(2,151)	(33.5)%
Depreciation of property, equipment, and leasehold improvements	3,556	2,972	584	19.7%
Total operating expenses	$78,473	$72,721	$5,752	7.9%

Operating expenses were $78.5 million for the three months ended May 31, 2010, an increase of $5.8 million, or 7.9%, compared to $72.7 million in the same period of 2009.   The increase reflects $5.3 million in costs associated with the acquisition of RiskMetrics and higher non-compensation costs offset, in part, by reduced amortization of our intangible assets, a decrease in compensation and benefits and the elimination of costs allocated by Morgan Stanley following our May 22, 2009 separation.  Our operating expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar.  Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our operating expense for the three months ended May 31, 2010 would have been higher by $1.9 million.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and typically have represented approximately 50% to 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels.  Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses.  As of May 31, 2010, approximately 47.9% of our employees were located in emerging market centers compared to 35.3% as of May 31, 2009.

During the three months ended May 31, 2010, compensation and benefits costs were $44.8 million, a decrease of $1.8 million, or 3.9%, compared to $46.6 million in the same period of 2009.  The decrease reflects lower stock based compensation expense of $3.7 million and reduced severance costs of $0.5 million.  Additionally, during the three months ended May 31, 2009 we incurred $1.2 million of costs related to the separation from Morgan Stanley which were not incurred in the current year.  These decreases were offset, in part, by $3.7 million in higher costs related to current staff and increased staffing levels.

Stock based compensation expense for the three months ended May 31, 2010 was $5.2 million, a decrease of $3.7 million, or 41.4%, compared to $8.9 million in same period of 2009.  For the three months ended May 31, 2010, stock based compensation consisted of $2.0 million for the founders grant award, $1.7 million for restricted stock units granted as a component of the 2008 and 2009 annual bonus awards, and $1.4 million for retirement eligible employees.  For the three months ended May 31, 2009, stock based compensation consisted of $7.3 million for the founders grant award, $0.8 million for retirement eligible employees, and $0.8 million for restricted stock units granted as a component of the 2008 annual bonus award. The decrease in the expense related to the founders grant award is primarily attributable to the vesting of the first tranche in November 2009, representing one-half of the award, and increased expense in the prior year due to adjustments to the estimated rates of forfeiture.

Non-compensation expenses for the three months ended May 31, 2010 was $25.9 million, an increase of $9.2 million, or 54.8%, compared to $16.7 million in the same period of 2009.  The increase reflects $5.3 million in costs related to the acquisition of RiskMetrics as well as increased market data, information technology, third party consulting, travel and entertainment and occupancy costs of $4.6 million.  The increases were partially offset by a $0.7 million year over year decrease in costs resulting from the elimination of costs allocated by Morgan Stanley following our May 22, 2009 separation.

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

For the three months ended May 31, 2010, total cost of services expenses increased $1.2 million, or 4.1%, to $30.5 million compared to $29.3 million for the three months ended May 31, 2009.  The change was largely due to an increase in market data and third party consulting costs, partially offset by the elimination of cost allocations from Morgan Stanley as a result of our separation on May 22, 2009.

Compensation and benefits expenses for the three months ended May 31, 2010 and 2009 was $22.4 million.  The cost associated with increased staffing levels was offset by the previously discussed decrease in founders grant expense. Non-compensation expenses for the three months ended May 31, 2010 increased $1.3 million, or 18.6%, to $8.1 million compared to $6.8 million in the same period of 2009. The change is largely due to higher market data and third party consulting costs, offset in part, by the elimination of cost allocations from Morgan Stanley as a result of our separation on May 22, 2009.

Our cost of services expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our cost of services for the three months ended May 31, 2010 would have been higher by $0.7 million.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure, corporate administration personnel and, for the period prior to our May 22, 2009 separation, costs allocated from Morgan Stanley. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, consulting services and information technology costs.  For the three months ended May 31, 2010, SG&A expenses were $40.2 million, an increase of $6.1 million, or 18.0%, compared to $34.1 million in the same period of 2009.

Compensation expenses of $22.4 million decreased by $1.8 million, or 7.3%, for the three months ended May 31, 2010 compared to $24.2 million in the same period of 2009.  The decrease was primarily due to lower founders grant expense, as previously discussed, offset, in part, by costs associated with current staff and increased staffing levels.

Non-compensation expenses for the three months ended May 31, 2010 increased $7.9 million, or 79.8%, to $17.8 million compared to $9.9 million in the same period of 2009.  The increase reflects $5.3 million in costs related to the acquisition of RiskMetrics as well as increased information technology, third party consulting, travel and entertainment and occupancy costs totaling $3.2 million.  These increases were partially offset by a $0.6 million year over year decrease in costs resulting from the elimination of costs allocated by Morgan Stanley following our May 22, 2009 separation.

Our SG&A expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our SG&A expenses for the three months ended May 31, 2010 would have been higher by $1.0 million.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004. For the three months ended May 31, 2010, amortization of intangibles expense totaled $4.3 million compared to $6.4 million for the same period in 2009. A portion of the intangible assets became fully amortized at the end of fiscal 2009, resulting in the decrease of $2.2 million, or 33.5%, versus the prior year.

Depreciation and amortization of property, equipment, and leasehold improvements

For the three months ended May 31, 2010 and 2009, depreciation and amortization of property, equipment, and leasehold improvements totaled $3.6 million and $3.0 million, respectively.

Other Expense (Income), Net

Other expense (income), net for the three months ended May 31, 2010 was $8.7 million, an increase of $4.0 million, or 86.8%, compared to $4.7 million for the same period of 2009. The increase reflects accelerated interest expense of $3.1 million associated with the termination of our interest rate swap and $3.1 million associated with the accelerated recognition of deferred financing and debt discount costs as a result of $297.0 million in debt prepayments made during the three months ended May 31, 2010.  Partially offsetting this increase was a $2.2 million decrease in interest on our term loans due to lower average outstanding debt and the impact of decreased interest rates.

Income Taxes

The provision for income tax expense was $13.9 million for the three months ended May 31, 2010, an increase of $1.5 million, or 12.4%, compared to $12.4 million for the same period in 2009.  The increase was the result of higher taxable income and the impact of costs related to the acquisition of RiskMetrics, which are not tax deductible, partially offset by the net discrete tax benefits recognized during the three months ended May 31, 2010. Our effective tax rate was 36.6% for the three months ended May 31, 2010.  This rate reflects the impact of the acquisition costs and net discrete tax benefits recognized during the three months May 31, 2010 which increased our effective tax rate by approximately 1.6%.   Our effective tax rate was 38.6% for the three months ended May 31, 2009.  This rate reflects the impact of net discrete tax expenses recognized during the three months ended May 31, 2009 which increased our effective tax rate by approximately 2.3%.

Results of Operations

Six Months Ended May 31, 2010 Compared to the Six Months Ended May 31, 2009:

	Six Months Ended May 31,
	2010	2009	Increase/(Decrease)
	(in thousands, except per share data)
Operating Revenues	$246,850	$215,290	$31,560	14.7%
Operating expenses:
Cost of services	59,754	58,204	1,550	2.7%
Selling, general and administrative	77,638	68,768	8,870	12.9%
Amortization of intangible assets	8,555	12,857	(4,302)	(33.5%)
Depreciation and amortization of property, equipment, and leasehold improvements	6,949	6,023	926	15.4%
Total operating expenses	152,896	145,852	7,044	4.8%
Operating income	93,954	69,438	24,516	35.3%
Other expense (income), net	12,166	11,081	1,085	9.8%
Provision for income taxes	30,203	22,015	8,188	37.2%
Net income	$51,585	$36,342	$15,243	41.9%

Earnings per basic common share	$0.48	$0.35	$0.13	37.1%

Earnings per diluted common share	$0.48	$0.35	$0.13	37.1%

Operating margin	38.1%	32.3%

  Operating Revenues

The following table summarizes the revenue by category for the six months ended May 31, 2010 compared to the six months ended May 31, 2009:

	Six Months Ended May 31,
	2010	2009	Increase/(Decrease)
	(in thousands)
Equity indices:
Equity index subscriptions	$104,397	$92,549	$11,848	12.8%
Equity index asset based fees	50,681	28,402	22,279	78.4%
Total equity indices	155,078	120,951	34,127	28.2%
Equity portfolio analytics	59,024	63,722	(4,698)	(7.4%)
Multi-asset class portfolio analytics	21,952	19,195	2,757	14.4%
Other products	10,796	11,422	(626)	(5.5%)

Total operating revenues	$246,850	$215,290	$31,560	14.7%

Total operating revenues for the six months ended May 31, 2010 increased $31.6 million, or 14.7%, to $246.9 million compared to $215.3 million for the six months ended May 31, 2009. The growth was comprised of increases in asset based fees and subscription revenues of $22.3 million and $9.3 million, respectively.  Our revenues are impacted by changes in exchange rates primarily as they relate to the U.S. dollar.  Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our revenues for the six months ended May 31, 2010 would have been higher by $1.8 million.

Revenues related to equity indices increased $34.1 million, or 28.2%, to $155.1 million for the six months ended May 31, 2010 compared to $121.0 million in the same period in 2009.  Revenues from the equity index subscriptions sub-category were up 12.8% to $104.4 million during the six months ended May 31, 2010, with strength across all regions, most notably in EMEA. This growth was led by strong increases in our custom equity indices, the emerging market and small cap market index modules as well as our equity index user fees.

Revenues attributable to the equity index asset based fees sub-category increased $22.3 million, or 78.4%, to $50.7 million in the six months ended May 31, 2010 compared to $28.4 million in the same period of 2009.  The average value of assets in ETFs linked to MSCI equity indices increased 88.5% to $246.0 billion for the six months ended May 31, 2010 compared to $130.5 billion for the six months ended May 31, 2009.  As of May 31, 2010, the value of assets in ETFs linked to MSCI equity indices was $237.6 billion, representing an increase of 35.1% from $175.9 billion as of May 31, 2009. We estimate that the $61.7 billion year-over-year increase in value of assets in ETFs linked to MSCI equity indices was attributable to $32.5 billion of net cash inflows and $29.2 billion of net asset appreciation.

Revenues related to equity portfolio analytics decreased $4.7 million, or 7.4%, to $59.0 million for the six months ended May 31, 2010 compared to $63.7 million for the six months ended May 31, 2009.  Within equity portfolio analytics, Aegis revenue declined 10.0% to $38.3 million and equity models direct revenues declined 5.4% to $17.7 million, partially offset by an increase of 24.8% to $3.0 million in our Barra on Vendors product.

Revenues related to multi-asset class portfolio analytics increased $2.8 million, or 14.4%, to $22.0 million for the six months ended May 31, 2010 compared to $19.2 million for the six months ended May 31, 2009. This reflects an increase of 25.2% to $18.3 million for BarraOne, offset in part by a decrease of 20.2% to $3.7 million for TotalRisk, which is in the process of being decommissioned with its existing users being offered the opportunity to transition to BarraOne.

 Revenues from other products decreased $0.6 million, or 5.5%, to $10.8 million in the six months ended May 31, 2010 compared to $11.4 million for the six months ended May 31, 2009. The decline reflects a decrease of 97.6% in asset based fees from investment products linked to MSCI investable hedge fund indices and a decrease of 16.3% for fixed income analytics, partially offset by a 7.1% increase for our energy and commodity analytics products. The decline in MSCI investable hedge fund indices revenues reflects the termination of licenses to create a fund based on an MSCI investable hedge fund index.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the six months ended:

	May 31, 2010	May 31, 2009

Equity Index	93.9%	93.9%
Equity Portfolio Analytics	88.4%	84.1%
Multi-Asset Class Analytics	85.9%	87.6%
Other	83.5%	85.8%
Total	90.6%	89.2%

The following table sets forth our Core Retention Rates by product category for the six months ended:

	May 31, 2010	May 31, 2009

Equity Index	94.6%	94.1%
Equity Portfolio Analytics	90.1%	85.4%
Multi-Asset Class Analytics	91.5%	92.8%
Other	85.0%	86.8%
Total	92.2%	90.4%

The Aggregate Retention Rates for any six month period are calculated by annualizing the cancellations for which we have received a notice of termination or non-renewal and we have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the six month period.  For the calculation of the Core Retention Rate the same methodology is used except the cancellations during the six month period are reduced by the amount of product swaps. We do not calculate Aggregate or Core Retention Rates for that portion of our Run Rate attributable to assets in investment products linked to our indices or to trading volumes of futures and options contracts linked to our indices.

Operating Expenses

The following table shows operating expenses by each of the categories:

	Six Months Ended May 31,
	2010	2009	Increase/(Decrease)
	(in thousands)
Cost of services
Compensation and benefits	$44,721	$43,727	$994	2.3%
Non-compensation expenses	15,033	14,477	556	3.8%
Total cost of services	59,754	58,204	1,550	2.7%
Selling, general and administrative
Compensation and benefits	45,069	47,373	(2,304)	(4.9)%
Non-compensation expenses	32,569	21,395	11,174	52.2%
Total selling, general and administrative	77,638	68,768	8,870	12.9%
Amortization of intangible assets	8,555	12,857	(4,302)	(33.5)%
Depreciation of property, equipment, and leasehold improvements	6,949	6,023	926	15.4%
Total operating expenses	$152,896	$145,852	$7,044	4.8%

Compensation and benefits	$89,790	$91,100	$(1,310)	(1.4)%
Non-compensation expenses	47,602	35,872	11,730	32.7%
Amortization of intangible assets	8,555	12,857	(4,302)	(33.5)%
Depreciation of property, equipment, and leasehold improvements	6,949	6,023	926	15.4%
Total operating expenses	$152,896	$145,852	$7,044	4.8%

Operating expenses were $152.9 million for the six months ended May 31, 2010, an increase of $7.0 million, or 4.8%, compared to $145.9 million in the same period of 2009.  The increase reflects $7.5 million in costs associated with the acquisition of RiskMetrics, higher non-compensation costs and depreciation expenses offset, in part, by reduced amortization of our intangible assets, decreased compensation and benefits costs and the elimination of costs allocated by Morgan Stanley following our May 22, 2009 separation.  Our operating expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar.  Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our operating expense for the six months ended May 31, 2010 would have been higher by $2.7 million.

During the six months ended May 31, 2010, compensation and benefits costs were $89.8 million, a decrease of $1.3 million, or 1.4%, compared to $91.1 million in the same period of 2009.  The decrease reflects lower stock based compensation expense of $6.5 million and reduced severance and other employee benefits costs of $1.3 million. Additionally, during the six months ended May 31, 2009 we incurred costs of $1.3 million related to the separation from Morgan Stanley which were not incurred in the current year.  These decreases were offset, in part, $7.8 million of higher costs related to current staff and increased staffing levels.

Stock based compensation expense for the six months ended May 31, 2010 was $10.2 million, a decrease of $6.4 million, or 38.8%, compared to $16.6 million in same period of 2009.  For the six months ended May 31, 2010, stock based compensation consisted of $4.1 million for the founders grant award, $3.1 million for restricted stock units granted as a component of the 2008 and 2009 annual bonus awards and $2.8 million for retirement eligible employees.  For the six months ended May 31, 2009, stock based compensation consisted of $13.5 million for the founders grant award, $1.6 million for retirement eligible employees, and $1.5 million for restricted stock units granted as a component of the 2008 annual bonus award. The decrease in the expense related to the founders grant award is primarily attributable to the vesting of the first tranche in November 2009, representing one-half of the award, and increased expense in the prior year due to adjustments to the estimated rates of forfeiture.

Non-compensation expenses for the six months ended May 31, 2010 increased 32.7% to $47.6 million compared to $35.9 million in the same period of 2009.  The increase reflects $7.5 million in costs related to the acquisition of RiskMetrics as well as increased market data, information technology, third party consulting, travel & entertainment and occupancy costs of $6.0 million.  These increases were partially offset by a $1.8 million year over year decrease in costs resulting from the elimination of costs allocated by Morgan Stanley following our May 22, 2009 separation.

Cost of Services

For the six months ended May 31, 2010, total cost of services was $59.8 million, an increase of $1.6 million, or 2.7%, compared to $58.2 million for the six months ended May 31, 2009.  The change was largely due to an increase in compensation and benefits and market data costs, partially offset by the elimination of cost allocations from Morgan Stanley as a result of our separation on May 22, 2009.

Compensation and benefit expense for the six months ended May 31, 2010 was $44.7 million, an increase of 2.3% compared to $43.7 million in the same period of 2009.  The increase reflects higher costs related to current staff and increased staffing levels offset, in part, by a decrease in founders grant expense as previously discussed.  Non-compensation expense for the six months ended May 31, 2010 was $15.0 million, an increase of 3.8% compared to $14.5 million in the same period of 2009.  The increase was largely due to higher market data and occupancy costs offset, in part, by the elimination of cost allocations from Morgan Stanley as a result of our separation on May 22, 2009.

Our cost of services expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our cost of services for the six months ended May 31, 2010 would have been higher by $1.0 million.

   Selling, General and Administrative

SG&A expenses were $77.6 million for the six months ended May 31, 2010, an increase of $8.9 million, or 12.9%, compared to $68.8 million in the same period of 2009.  The increase reflects costs associated with the acquisition of RiskMetrics and higher non-compensation costs offset, in part, by a decrease in compensation and benefits and the elimination of cost allocations from Morgan Stanley reflecting our separation as of May 22, 2009.

Compensation and benefit expense for the six months ended May 31, 2010 was $45.1 million, a decrease of 4.9%, compared to $47.4 million in the same period of 2009.  The change was largely due to a decrease in founders grant expense, as previously discussed, offset by higher costs related to current staff and increased staffing levels.  Non-compensation expense for the six months ended May 31, 2010 was $32.6 million, an increase of 52.2%, compared to $21.4 million in the same period of 2009.  The increase was due to $7.5 million in costs associated with the acquisition of RiskMetrics as well as increased information technology, recruiting, occupancy and travel and entertainment offset, in part, by the elimination of cost allocations from Morgan Stanley as a result of our separation on May 22, 2009.

Our SG&A expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our SG&A expenses for the six months ended May 31, 2010 would have been higher by $1.5 million.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004. For the six months ended May 31, 2010, amortization of intangibles expense totaled $8.6 million compared to $12.9 million for the same period in 2009. A portion of the intangible assets became fully amortized at the end of fiscal 2009, resulting in the decrease of $4.3 million, or 33.5%, versus the prior year

Depreciation and amortization of property, equipment, and leasehold improvements

For the six months ended May 31, 2010 and 2009, depreciation and amortization of property, equipment, and leasehold improvements totaled $6.9 million and $6.0 million, respectively.

Other Expense (Income), Net

Other expense (income), net for the six months ended May 31, 2010 was an expense of $12.2 million, an increase of $1.1 million, or 9.8%, compared to $11.1 million for the same period of 2009.  The increase reflects accelerated interest expense of $3.1 million associated with the termination of our interest rate swap and $3.1 million associated with the accelerated recognition of deferred financing and debt discount costs as a result of $297.0 million in debt prepayments.  Partially offsetting these amounts was a $3.4 million decrease in interest on our term loans due to lower average outstanding debt and the impact of decreased interest rates.  Additionally, we had higher interest income and decreased losses from changes in foreign exchange rates for the six months ended May 31, 2010 compared to the same period of 2009.

Income Taxes

The provision for income tax expense was $30.2 million for the six months ended May 31, 2010, an increase of $8.2 million, or 37.2%, compared to $22.0 million for the same period in 2009.  The increase was the result of higher taxable income and the impact of costs related to the acquisition of RiskMetrics, which are not tax deductible, partially offset by the net discrete tax benefits recognized during the six months ended May 31, 2010. The effective tax rate was 36.9% and 37.7% for the six months ended May 31, 2010 and 2009, respectively. Our effective tax rate was approximately 0.3% higher for the six months ended May 31, 2010 as a result of the acquisition costs and net discrete tax benefits recognized during the period.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K for the fiscal year ended November 30, 2009 and also in Note 2, “Recent Accounting Pronouncements,” in Notes to Condensed Consolidated Financial Statements included herein. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended November 30, 2009.  There were no significant changes in our accounting policies or critical accounting estimates since the end of the fiscal year ended November 30, 2009.

Liquidity and Capital Resources

We require capital to fund ongoing operations, internal growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, proceeds from the maturity and sale of our short-term investments, existing cash and cash equivalents and credit capacity under our credit facilities. We intend to use these sources of liquidity to service our existing and future debt obligations and fund our working capital requirements, capital expenditures, investments and acquisitions. In connection with our business strategy, we regularly evaluate acquisition opportunities. We believe our liquidity, along with other financing alternatives, will provide the necessary capital to fund these transactions and achieve our planned growth.

On June 1, 2010, we paid $71.8 million to retire our then-existing credit facility and interest rate swaps plus the related accrued interest.  On that same day, we entered into a new senior secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. Incorporated, as collateral agent, and the other lenders party thereto, which is comprised of (i) a $1,275.0 million six-year term loan facility and (ii) a $100.0 million five-year revolving credit facility, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility (the “New Credit Facility”). We are required to repay 1.00% of the principal of the term loan facility per year in quarterly installments.  The New Credit Facility also contains number of mandatory prepayment requirements, including a requirement to repay a specified amount of the term loan facility annually from a portion of our excess cash flows (as defined in the New Credit Facility, which varies based on our leverage ratio). Any remaining principal of the term loan facility will be payable on the final maturity date of the facility  We expect to repay the New Credit Facility with cash generated from our ongoing operations.

  The senior secured term loan facility matures in June 2016.  We are permitted to use the proceeds of the senior secured term loan facility to pay the cash consideration for the acquisition of RiskMetrics, the outstanding credit facilities of MSCI and RiskMetrics and related fees and expenses.  The revolving credit facility matures in June 2015 and is available to fund our working capital requirements and for other general corporate purposes. We borrowed the full amount of the $1,275.0 million senior secured term loan facility on June 1, 2010 and used the proceeds to fund in part the $1,146.7 million cash consideration for our acquisition of RiskMetrics.

Borrowings under the New Credit Facility will bear interest at a rate equal to the sum of the greater of the London Interbank Offered Rate and 1.50%, and a margin of 3.25%, which margin will be subject to adjustment based on our leverage ratio after we deliver our first quarterly compliance certificate (as defined in the New Credit Facility).  In addition, we are required by the terms of our New Credit Facility to enter into an interest rate swap within 60 days of June 1, 2010 such that at least 30% of our borrowings bear interest at a fixed or maximum rate.

The obligations under the New Credit Facility are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries, subject to limited exceptions. The obligations under the New Credit Facility are secured by a lien on substantially all of the equity interests of our present and future domestic subsidiaries, up to 65% of the equity interests of our first-tier foreign subsidiaries, and substantially all of our and our domestic subsidiaries’ present and future property and assets, subject to certain exceptions.

The New Credit Facility contains affirmative and restrictive covenants that, among other things, limit our ability and our existing or future subsidiaries’ abilities to:

•	incur liens and further negative pledges;
•	incur additional indebtedness or prepay, redeem or repurchase indebtedness;
•	make loans or hold investments;
•	merge, dissolve, liquidate, consolidate with or into another person;
•	enter into acquisition transactions;
•	make capital expenditures;
•	issuance of disqualified capital stock;
•	sell, transfer or dispose of assets;
•	pay dividends or make other distributions in respect of our capital stock or engage in stock repurchases, redemptions and other restricted payments;
•	create new subsidiaries;
•	permit certain restrictions affecting our subsidiaries;
•	change the nature of our business, accounting policies or fiscal periods;
•	enter into any transactions with affiliates other than on an arm’s length basis;
•	modify or waive material documents; and
•	prepay, redeem or repurchase debt.

The New Credit Facility also requires us to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) a maximum total leverage ratio (as defined in the New Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed (a) 4.00:1.00 through February 28, 2011, (b) 3.75:1.00 from March 1, 2011 through May 31, 2011, (c) 3.50:1.00 from June 1, 2011 through August 31, 2011, (d) 3.25:1.00 from September 1, 2011 through December 31, 2011 and (e) 2.75:1.00 thereafter; and (2) a minimum interest coverage ratio (as defined in the New Credit Facility) measured quarterly on a rolling four-quarter basis shall be (a) 4.50:1.00 through February 28, 2011, and (b) 5.00:1.00 thereafter.

The New Credit Facility also contains customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, bankruptcy and insolvency events, invalidity or impairment of loan documentation or collateral, change of control and customary ERISA defaults.

 Cash flows

Cash and cash equivalents

	As of
	May 31,	November 30,
	2010	2009
	(in thousands)
Cash and cash equivalents	$152,148	$176,024

Cash provided by (used in) operating, investing and financing activities

	For the six months ended
	May 31,	May 31,
	2010	2009
	(in thousands)
Cash provided by operating activities	$55,104	$69,157
Cash provided by (used in) investing activities	$229,862	$(254,253)
Cash used in financing activities	$(308,413)	$(11,700)

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash flow from operating activities for the six months ended May 31, 2010 was $55.1 million compared to

$69.2 million for the same period of 2009.  The change primarily reflects increased cash payments for income taxes and a decrease in non-cash items during the six months ended May 31, 2010 compared to the same period in 2009.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash flows provided by investing activities were $229.9 million for the six months ended May 31, 2010 compared to cash used in investing activities of $254.3 million for the six months ended May 31, 2009.  The increase reflects a net inflow of $479.2 million related to the purchase of and proceeds from the liquidation of short-term investments, a significant portion of which was utilized to prepay $297.0 million of our long-term debt during the three months ended May 31, 2010, and a decrease in capital expenditures of $4.8 million.

Cash flows from financing activities

Cash flows used in financing activities were $308.4 million and $11.7 million for six months ended May 31, 2010 and 2009, respectively.  The change reflects $298.5 million in increased payments on the outstanding long-term debt and a $1.8 million increase to repurchase shares to be held in treasury to satisfy tax obligations related to converted shared based compensation awards.  Partially offsetting these were the receipt of $2.2 million in proceeds from the exercise of employee stock options and $1.5 million in excess tax benefits related to the exercise of options and the conversion of restricted stock units that occurred during the six months ended May 31, 2010.

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

Revenues from index-linked investment products represented approximately $50.7 million, or 20.5%, and $28.9 million, or 13.4%, of our operating revenues for the six months ended May 31, 2010 and May 31, 2009, respectively.  While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, substantially all of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in euros, pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. Approximately $24.7 million, or 10.0%, and $27.4 million, or 12.7%, of our revenues for the six months ended May 31, 2010 and 2009, respectively, were denominated in foreign currencies, the majority of which were in euros, pounds sterling and Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $62.0 million, or 40.5%, and $44.8 million, or 30.7%, of our expenses for the six months ended May 31, 2010 and 2009, respectively, were denominated in foreign currencies, the significant majority of which were denominated in Swiss francs, pounds sterling, Hong Kong dollars, euros, Hungarian forints, Indian rupees, and Japanese yen. Expenses paid in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. As a result of these positions, we recognized foreign currency exchange losses of $0.1 million and $0.6 million for the six months ended May 31, 2010 and May 31, 2009, respectively. These amounts were recorded in “other expense (income)” in our Condensed Consolidated Statements of Income. Although we do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency, we minimize exposure by reducing the value of the assets and liabilities in currencies other than the functional currency of the legal entity in which they are located.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $152.1 million at May 31, 2010 and $176.0 million at November 30, 2009, respectively. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. At May 31, 2010 and November 30, 2009, we had invested $61.4 million and $295.3 million, respectively, in debt securities with maturity dates ranging from 91 to 365 days from the date of purchase. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the Credit Facility accrued interest at a variable rate equal to LIBOR plus a fixed margin subject to interest rate step-downs based on the achievement of consolidated leverage ratio conditions (as defined in the Credit Facility).

On February 13, 2008, we entered into two interest rate swap agreements effective through the end of November 2010 for an aggregate notional principal amount of $251.7 million. By entering into these agreements, we reduced interest rate risk by effectively converting floating-rate debt into fixed-rate debt. This action reduced our risk of incurring higher interest costs in periods of rising interest rates and improved the overall balance between floating and fixed rate debt. On April 1, 2010 and on April 15, 2010, we prepaid a portion of our Credit Facility, fully terminated one of our interest rate swaps, partially terminated the other interest rate swap and intended to pay the remaining portion of our existing credit facility on or about June 1, 2010.  As a result, we discontinued prospective hedge accounting on the remaining swap contract at April 15, 2010 as it no longer met the strict requirements for hedge accounting.

These events would have resulted in a greater sensitivity to interest rate volatility.  However, on June 1, 2010, we paid $70.9 million to retire our existing Credit Facility and $0.7 million to retire our remaining interest rate swap.  As a result, we do not believe that the exposure to changes in LIBOR interest rates at May 31, 2010 on our existing Credit Facility is material.

On June 1, 2010, we entered into a New Credit Facility comprised of a $1,275.0 million six-year term loan facility and a $100.0 million five-year revolving credit facility.  See “Item 2. Management’s Discussion and Analysis—Liquidity and Capital Resources” for additional information.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of May 31, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended May 31, 2010 in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act,  that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

From time to time we are party to various litigation matters incidental to the conduct of our business.  We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A.  Risk Factors

The risk factors below supplement the risks disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2009 and replace the risks disclosed under “Risk Factors” in Item 1A of our Quarterly Report on Form 10-Q for the period ended February 28, 2010.

Risks Related to the Acquisition of RiskMetrics Group, Inc.

Our business relationships, including client relationships, may be subject to disruption due to uncertainty associated with the merger.

Parties with which we do business, including clients and suppliers, may experience uncertainty associated with the merger, including with respect to our current or future business relationships.  Our business relationships may be subject to disruption as clients, suppliers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business.

We may fail to realize the anticipated benefits and cost savings of the merger, which could adversely affect the value of our class A common stock.

The success of the merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with RiskMetrics’ business. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

•	Our ability to successfully combine our business with RiskMetrics’ business;
•	whether the combined businesses will perform as expected;
•	the possibility that we paid more than the value we will derive from the acquisition;
•
the reduction of our cash available for operations and other uses, the increase in amortization expense related to identifiable assets acquired and the incurrence of indebtedness to finance the acquisition; and

•	the assumption of certain known and unknown liabilities of RiskMetrics.

If we are not able to successfully combine our business with RiskMetrics’ business within the anticipated time frame, or at all, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected, we may not perform as expected and the value of our class A common stock may be adversely affected.

It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business or in unexpected integration issues, higher than expected integration costs and an overall post-closing integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of RiskMetrics into our operations in order to realize the anticipated benefits of the merger so we perform as expected, include, among other things:

•	combining the companies’ sales, marketing, data, operations and research and development functions;
•	integrating the companies’ technologies, products and services;
•	identifying and eliminating redundant and underperforming operations and assets;
•	harmonizing the companies’ operating practices, employee development and compensation programs,

internal controls and other policies, procedures and processes;
•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•	consolidating the companies’ corporate, administrative and information technology infrastructure;
•	coordinating sales, distribution and marketing efforts;
•	managing the movement of certain positions to different locations, including certain of our offices outside the U.S.;
•	maintaining existing agreements with customers and suppliers and avoiding delays in entering into new agreements with prospective customers and suppliers;
•	coordinating geographically dispersed organizations; and
•	consolidating our offices with those of RiskMetrics that are currently in the same location.

 In addition, at times, the attention of certain members of our management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our business.

Our future results may suffer if we do not effectively manage RiskMetrics’ risk management platform and RiskMetrics’ other operations following the merger.

We plan to combine RiskMetrics’ risk management platform with our expertise in portfolio equity models and analytics to provide clients with the capability to understand risk across their entire investment processes.  Our future success depends, in part, upon the ability to manage this combination as well as its other businesses, including RiskMetrics’ corporate governance operation, which will pose challenges for management, including challenges relating to the management and monitoring of new operations and the coordination of activities across a larger organization.  We cannot assure you that it will be successful or that we will realize expected operational efficiencies, cost savings, revenue enhancement and other benefits currently anticipated from the merger.

We may have difficulty attracting, motivating and retaining executives and other key employees as a result of the merger.

Uncertainty about the success of the integration process and the effect of the merger on employees may have an adverse effect on the combined business.  This uncertainty may impair our ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the integration process, as employees may experience uncertainty about their future roles with the combined business.  Additionally, RiskMetrics’ officers and employees may have owned shares of RiskMetrics’ common stock and/or  had vested stock option grants and, may have been entitled to the merger consideration upon the closing of the transaction, the payment of which could provide sufficient financial incentive for certain officers and employees to no longer pursue employment with the combined business.  If key employees depart because of issues relating to the uncertainty and difficulty of integration, financial incentives or a desire not to become employees of the combined business, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, which could adversely affect our ability to realize the anticipated benefits of the merger.

Our increased level of indebtedness as a result of the merger could adversely affect us.

In connection with the merger, we incurred acquisition debt financing of $1,275.0 million, which replaced our senior credit facility of $70.9 million and the senior secured credit facilities of RiskMetrics of $206.7 outstanding as of May 31, 2010.  Covenants to which we agreed to in connection with the acquisition debt financing, and our substantial increased indebtedness and higher debt-to-equity ratio following completion of the merger in comparison to that of the pre-merger Company on a recent historical basis, has the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and will increase borrowing costs.  In addition, the amount of cash required to service our increased indebtedness levels and thus the demands on our cash resources will be significantly greater than the percentages of cash flows required to service the indebtedness of us or RiskMetrics individually prior to the merger. The increased levels of indebtedness could also reduce funds available for our investment in product development as well as capital expenditures and other activities, and may create competitive disadvantages for us relative to other companies with lower debt levels.

We will incur significant transaction and integration-related costs in connection with the merger.

We expect to incur a number of non-recurring costs associated with combining the operations of the two companies. The substantial majority of non-recurring expenses resulting from the merger will be comprised of transaction costs related to the merger, facilities and systems consolidation costs and employment-related costs.  As of May 31, 2010, we incurred $7.5 million of transaction related fees and expense. We will also incur transaction fees and costs related to formulating and implementing integration plans. We continue to assess the magnitude of these costs and additional unanticipated costs may be incurred in the integration of the two companies’ businesses.  Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The merger may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our class A common stock.

We currently anticipate that the merger will be accretive to earnings per share during the first full calendar year after the merger.   This expectation is based on preliminary estimates that may materially change. In addition, future events and conditions could decrease or delay the accretion that is currently expected or could result in dilution, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize all of the benefits anticipated in the merger. Any dilution of, or decrease or delay of any accretion to, our earnings per share could cause the price of our common stock to decline.

Risks Related to Our Business

If we lose key outside suppliers of data and products or if the data or products of these suppliers have errors or are delayed, we may not be able to provide our clients with the information and products they desire.

Our ability to produce our products and develop new products is dependent upon the products of other suppliers, including certain data, software and service suppliers. Our index and analytics products are dependent upon (and of little value without) updates from our data suppliers and most of our software products are dependent upon (and of little value without) continuing access to historical and current data. As of May 31, 2010, we utilized and distributed certain data provided to us by over 240 data sources, including large volumes of data from certain stock exchanges around the world. If the products of our suppliers have errors, are delayed, have design defects, are unavailable on acceptable terms or are not available at all, our business, financial condition or results of operations could be materially adversely affected.

Some of our agreements with data suppliers allow them to cancel on short notice and we have not completed formal agreements with all of our data suppliers, such as certain stock exchanges. Many of these data suppliers compete with one another and, to some extent, with us. For example, ISS relies on a data feed agreement with Broadridge Financial Soultions which allows for many ballots to be received and proxy votes to be made electronically, minimizing the manual aspects of the proxy voting process and limiting the risk of error inherent in manual processes.  If the data feed agreement with Broadridge was terminated, we would have to incur significant expenses in order to input our clients’ voting instructions directly into Broadridge’s proprietary electronic voting systems and our business and results of operations would be materially and adversely affected.  Since ISS also competes with Broadridge in some markets with respect to providing certain aspects of proxy voting services, Broadridge may have an incentive not to renew ISS’ data feed agreement when its initial term expires or to offer renewal terms which we may deem unreasonable.  From time to time we receive notices from data suppliers , including stock exchanges, threatening to terminate the provision of their data to us. Termination of one or more of our significant data agreements or exclusion from, or restricted use of, or litigation in connection with, a data provider’s information could decrease the available information for us to use and offer our clients and may have a material adverse effect on our business, financial condition or results of operations.

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

The development, maintenance and support of our products is dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees. Accordingly, the success of our business depends to a significant extent upon the continued service of our executive officers and other key management, research, sales and marketing, operations, information technology and other technical personnel. In addition, the members of ISS’ policy board use their experience and expertise in corporate governance and policy formation to ensure ISS’ voting policies are developed and applied within a framework of corporate governance best practices.  Other ISS employees have extensive experience in the process and mechanics of voting proxies.  Although we do not believe that we are dependent upon any individual employee, the loss of a group of our key professional employees could have a material adverse effect on our business, financial condition or results of operations. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, research, sales and marketing, information technology, software engineering and other technical personnel. Competition for such personnel worldwide is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. Additionally, in connection with our IPO, we issued founders grants to some of our employees and as these awards vest their effectiveness as a retention tool diminishes. If the equity incentive plans that we currently have in place do not adequately compensate our key employees or are not competitive, we may lose key personnel. If we fail to attract and retain the necessary qualified personnel our products may suffer, which could have a material adverse effect on our business, financial condition or results of operations.

Our indebtedness could materially adversely affect our business, financial condition or results of operations.

On June 1, 2009, we entered into a senior secured credit agreement, which is comprised of (i) a 1,275.0 million six-year term loan facility and (ii) a $100.0 million five-year revolving credit facility (“New Credit Facility”). “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The New Credit Facility is guaranteed on a senior secured basis by each of our direct and indirect wholly-owned domestic subsidiaries and secured by a valid and perfected first priority lien and security interest in substantially all of the shares of the capital stock of our present and future domestic subsidiaries and up to 65% of the shares of capital stock of our foreign subsidiaries, substantially all of our and our domestic subsidiaries’ present and future property and assets and the proceeds thereof. In addition, the New Credit Facility contains restrictive covenants that limit our ability and our existing future subsidiaries’ abilities to, among other things, incur liens; incur additional indebtedness; make or hold investments; make acquisitions, merge, dissolve, liquidate, consolidate with or into another person; sell, transfer or dispose of assets; pay dividends or other distributions in respect of our capital stock; change the nature of our business; enter into any transactions with affiliates other than on an arm’s length basis; and prepay, redeem or repurchase debt.

The New Credit Facility also requires us and our subsidiaries to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) the maximum total leverage ratio (as defined in the New Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed (a) 4.0:1.00 through February 28, 2011, (b) 3.75:1.00 from March 1, 2011 through May 31, 2011, (c) 3.5:1.00 from June 1, 2011 through August 31, 2011, (d) 3.25:1.00 from September 1, 2011 through December 31, 2011 and (e) 2.75:1.00 thereafter; and (2) the minimum interest coverage ratio (as defined in the New Credit Facility) measured quarterly on a rolling four-quarter basis shall be (a) 4.5:1.00 through February 28, 2011, (b) 5.0:1.00 thereafter.

In addition, our New Credit Facility contains the following affirmative covenants, among others: periodic delivery of financial statements, budgets and officer’s certificates; payment of other obligations; compliance with laws and regulations; payment of taxes and other material obligations; maintenance of property and insurance; performance of material leases; right of the lenders to inspect property, books and records; notices of defaults and other material events; and maintenance of books and records.

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

•
Investment Advisers Act—Except with respect to our Institutional Shareholder Services, Inc. (“ISS”) subsidiary, we believe that our products do not provide investment advice for purposes of the Investment Advisers Act of 1940. Future developments in our product line or changes to the current laws, rules or regulations could cause this status to change. It is possible we may become registered as an investment adviser under the Investment Advisers Act or similar laws in states or foreign jurisdictions. As a registered investment adviser, we would be subject to the requirements and regulations of the Investment Advisers Act, which relate to, among other things, fiduciary duties, recordkeeping and reporting requirements, disclosure requirements, limitations on agency and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. Our ISS subsidiary is a registered investment advisor in the U.S. and is therefore subject to these requirements and regulations. We may also be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

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

•
Soft Dollars—Approximately 7% and 12% of our revenues were paid through softdollar arrangements for the six months ended May 31, 2010 and 2009, respectively.  Approximately 8%, 12% and 13% of our revenues were paid through soft dollar arrangements for the fiscal years ended November 30, 2009, 2008 and 2007, respectively. U.S. clients accounted for 73%, 62% and 68% of total soft dollar revenues for the fiscal years ended November 30, 2009, 2008 and 2007, respectively. On July 18, 2006, the SEC issued Interpretive Release No. 34-54165, which became effective on July 24, 2006. The release provides guidance on asset managers’ use of client commissions to pay for brokerage and research services within the scope of Section 28(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Interpretive Release outlines a framework for determining what types of research services fall within the safe harbor provisions of that section. Market participants had a six-month grace period that ended on January 24, 2007 to bring their soft dollar practices into compliance with the new guidance. We rely on our clients to determine whether our products fall within the description of eligible research services, whether our products provide lawful and appropriate assistance to the money manager in undertaking investment decisions, and whether the commissions are reasonable in relation to the value of the products provided for their particular business in the U.S. and abroad. If clients decide they cannot or will not pay for our products through soft dollar arrangements, or if additional rules are issued or certain interpretations are followed that narrow the definition of research or brokerage services that can be paid for on behalf of a money manager through use of soft dollars in the U.S. or abroad or the safe harbor provisions of Section 28(e) of the Exchange Act are eliminated, our revenues could decrease.

We are subject to political, economic, legal, operational, franchise and other risks as a result of our international operations, which could adversely impact our businesses in many ways.

In order to continue to expand our growth outside the United States, we must establish and maintain a local presence of sales, distribution and customer service by establishing local offices throughout the world.  As we continue to expand our international operations, we increase our exposure to political, economic, legal, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability. We have established and intend to further grow our presence in the Middle East, Asia, Africa, Eastern Europe and Latin America. In the last few years, we have opened offices in Budapest, Dubai, Monterrey, Mumbai and Shanghai.  A significant number of our employees are located in offices outside of the United States and a number of those employees are located in emerging market centers. In many countries, the laws and regulations applicable to the financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to maintain consistent internal policies and procedures across our office and remain in compliance with local laws in a particular market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally.

In order to penetrate markets outside of the United States, we must provide a suite of products and services that fit the needs of the local market.  Demand for our products and services are still nascent in many parts of the world.  Many countries have not fully developed laws and regulations regarding risk management and corporate governance and, in many cases, institutions in these countries have not developed widely accepted best practices regarding the same.  If we do not appropriately tailor our products and services that fit the needs of the local market, we may be unable to effectively grow sales of our products and services outside of the United States. There can be no assurances that demand for our products and services will develop in these countries.

Any perceived conflicts of interest resulting from providing products and services to institutional investors in addition to proxy voting recommendations, or providing products and services to corporations which are the subject of our proxy recommendations or other analytical products and services could harm our reputation and business.

        ISS' institutional clients rely on ISS to provide them with informed vote recommendations, benchmark proxy voting guidelines and unbiased analyses of companies' environmental, social and governance attributes. The institutional clients of both our and ISS businesses, particularly hedge funds and more active institutional investors, may have material economic and other interests in the corporations on which ISS provides proxy analyses and ratings or which are the subject of our financial research and analysis products and services. In some cases these institutional clients pay us a significant amount of money for our or ISS products and services and, accordingly, there may be a perception that we might advocate a particular position or provide research that supports a particular conclusion with respect to a corporation in order to satisfy the unique economic or other interests of a particular institutional client. As a result, institutional clients, competitors and other market participants could raise questions about our ability to provide unbiased services, which could harm our reputation.

        Through our ISS Corporate Services subsidiary, we provide products and services to corporate clients who often use our services to learn about and improve their governance practices. Accordingly, there may be a perceived conflict of interest between the services we provide to institutional clients and the services, including our Compensation Advisory Services, provided to certain corporate clients. For example, when we provide corporate governance services to a corporate client and at the same time provide proxy vote recommendations to institutional clients regarding that corporation's proxy items, there may be a perception that we may treat that corporation more favorably due to its use of our services.

        The safeguards that we have implemented may not be adequate to manage these apparent conflicts of interest, and clients or competitors may question the integrity of our services. In the event that we fail to adequately manage these perceived conflicts of interest, we could incur reputational damage, which could have a material adverse effect on our business, financial condition and operating results.

Changes in the legislative, regulatory and corporate environments in which our clients operate may adversely impact our financial results.

        ISS' historical growth has been due, in large part, to increased regulatory requirements, highly visible corporate scandals, increased shareholder activism and corporate chief executive officers and boards of directors that are increasingly concerned about, and responsive to, shareholder concerns. To the extent that any of these trends change, the demand for ISS’ products and services could be reduced, and this could have a material adverse effect on our business, financial condition or results of operation. To the extent these regulations change or are not extended to other markets, our business, financial condition and results of operation could be materially adversely affected.

ISS’ products and services support the proxy voting processes of clients. Consequently, we may be exposed to potential liability claims brought by ISS’ clients or third parties as a result of the operational failure of our products and services.

        ISS’ products and services support the proxy voting processes of clients. If ISS were to fail to provide the services provided for in its client contracts, we could be required to provide credits to its clients and in some cases we may be subject to contractual penalties. ISS’ client agreements generally have provisions designed to limit our exposure to potential liability claims brought by its clients or other third parties based on the operational failure of its products and services. However, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, foreign or local laws. Any such claim, even if the outcome were to be ultimately favorable to us, could involve a significant commitment of management, personnel, financial and other resources.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the quarter ended May 31, 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (March 1, 2010-March 31, 2010) Employee Transactions (1)	142	$32.61	N/A	N/A

Month #2 (April 1, 2010-April 30, 2010) Employee Transactions (1)	—	$—	N/A	N/A

Month #3 (May 1, 2010-May 31, 2010) Employee Transactions (1)	—	$—	N/A	N/A

Total Employee Transactions (1)	142	$32.61	N/A	N/A

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

Dated: July 1, 2010

MSCI INC. (Registrant)

By:	/s/ David M. Obstler
David M. Obstler Principal Financial Officer

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED MAY 31, 2010

	3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008)

	10.1
Credit Agreement dated as of June 1, 2010 among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley & Co. Incorporated, as Collateral Agent, Morgan Stanley Senior Funding, Inc., as Swing Line Lender and L/C Issuer and the other lenders party thereto (filed as Exhibit 2.2 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on June 1, 2010 and incorporated herein by reference herein)

*†	10.2	Amendment to Index License Agreement for Funds, dated as of December 9, 2008, between MSCI Inc. and Barclays Global Investors, N.A.

*†	10.3	Amendment to Index License Agreement for Funds, dated as of May 21, 2009, between MSCI Inc. and Barclays Global Investors, N.A.

*	10.4	Amendment to Index License Agreement for Funds, dated as of September 30, 2009, between MSCI Inc. and Barclays Global Investors, N.A.

*†	10.5	Amendment to Index License Agreement for Funds, dated as of October 27, 2009, between MSCI Inc. and Barclays Global Investors, N.A.
	10.6
RiskMetrics Group, Inc. 2000 Stock Option Plan (filed as Exhibit 99.1 to the Company’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (File No. 333-165888), filed on June 3, 2010 and incorporated by reference herein)

	10.7
RiskMetrics Group, Inc. 2004 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (File No. 333-165888), filed on June 3, 2010 and incorporated by reference herein)

	10.8
Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan (filed as Exhibit 99.3 to the Company’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (File No. 333-165888), filed on June 3, 2010 and incorporated by reference herein)

	10.9
RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (filed as Exhibit 99.4 to the Company’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (File No. 333-165888), filed on June 3, 2010 and incorporated by reference herein)

*†	10.10	Datafeed License Agreement, dated October 27, 2003, between ISS and ADP Investor Communications Services, Inc.

*†	10.11	First Amendment to Datafeed License Agreement, dated as of January 3, 2005, between ISS and ADP Investor Communications Services, Inc.
	11
Statement Re: Computation of Earnings Per Common share (The calculation per share earnings is in Part I, Item I, Note 3 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.

E-1

*	15	Letter of awareness from Deloitte & Touche LLP, dated July 1, 2010, concerning unaudited interim financial information

**	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

**	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	Filed herewith
**	Furnished herewith
†	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.

E-2