Form 10-Q
period 2010-08-31
MSCI Inc.
filed 2010-10-01
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☒    No    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

As of September 27, 2010, there were 118,775,974 shares of the Registrant’s class A common stock, $0.01 par value, outstanding and no shares of the Registrant’s class B common stock, $0.01 par value, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2010

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

MSCI Inc.’s internet site is www.msci.com. You can access MSCI Inc.’s Investor Relations webpage at www.msci.com/about/ir. MSCI Inc. makes available free of charge, on or through its Investor Relations webpage, its proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. MSCI Inc. also makes available, through its Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of MSCI Inc.’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

MSCI Inc. has a Corporate Governance webpage. You can access information about MSCI Inc.’s corporate governance at www.msci.com/about/company/governance. MSCI Inc. posts the following on its Corporate Governance webpage:

•	Charters for our Audit Committee, Compensation Committee and Nominating and Governance Committee;

•	Corporate Governance Policies; and

•	Code of Ethics and Business Conduct.

MSCI Inc.’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer and its Chief Financial Officer. MSCI Inc. will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”) on its internet site. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, One Chase Manhattan Plaza, 44th Floor, New York, NY 10005; (212) 804-1583. The information on MSCI Inc.’s internet site is not incorporated by reference into this report.

PART I

Item 1.	Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	As of
	August 31, 2010	November 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$197,735	$176,024
Short-term investments	42,593	295,304
Trade receivables (net of allowances of $724 and $847 as of August 31, 2010 and November 30, 2009, respectively)	114,527	77,180
Deferred taxes	29,543	24,577
Prepaid taxes	40,529	17,602
Prepaid and other assets	20,800	11,797

Total current assets	445,727	602,484
Property, equipment and leasehold improvements (net of accumulated depreciation of $35,888 and $26,498 at August 31, 2010 and November 30, 2009, respectively)	35,612	29,381
Goodwill	1,703,486	441,623
Intangible assets (net of accumulated amortization of $173,423 and $148,589 at August 31, 2010 and November 30, 2009, respectively)	732,934	120,189
Other non-current assets	30,696	6,592

Total assets	$2,948,455	$1,200,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,462	$1,878
Accrued compensation and related benefits	74,775	65,088
Other accrued liabilities	37,590	30,502
Current maturities of long term debt	11,663	42,088
Deferred revenue	283,834	152,944

Total current liabilities	409,324	292,500
Long term debt, net of current maturities	1,254,048	337,622
Deferred taxes	223,736	40,080
Other non-current liabilities	27,147	23,011

Total liabilities	1,914,255	693,213

Commitments and Contingencies (see Note 11)

Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 500,000,000 class A shares and 250,000,000 class B shares authorized; 119,303,487 and 105,391,919 class A shares issued and 118,559,766 and 104,781,404 class A shares outstanding at August 31, 2010 and November 30, 2009, respectively; no class B shares issued and outstanding at August 31, 2010 and November 30, 2009, respectively)	1,193	1,054
Treasury shares, at cost (743,721 and 610,515 shares at August 31, 2010 and November 30, 2009, respectively)	(23,375)	(19,168)
Additional paid in capital	914,839	448,747
Retained earnings	145,917	84,013
Accumulated other comprehensive loss	(4,374)	(7,590)

Total shareholders’ equity	1,034,200	507,056

Total liabilities and shareholders’ equity	$2,948,455	$1,200,269

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Operating revenues	$202,733	$108,868	$449,583	$324,158

Cost of services	69,741	28,247	129,495	86,451
Selling, general and administrative	63,306	33,525	140,944	102,293
Restructuring	6,953	—	6,953	—
Amortization of intangible assets	16,350	6,429	24,905	19,286
Depreciation and amortization of property, equipment and leasehold improvements	4,934	2,869	11,883	8,892

Total operating expenses	161,284	71,070	314,180	216,922

Operating income	41,449	37,798	135,403	107,236

Interest income	(114)	(373)	(865)	(714)
Interest expense	20,415	4,628	33,842	15,170
Other expense (income)	524	(168)	14	712

Other expense (income), net	20,825	4,087	32,991	15,168

Income before provision for income taxes	20,624	33,711	102,412	92,068
Provision for income taxes	10,305	12,787	40,508	34,802

Net income	$10,319	$20,924	$61,904	$57,266

Earnings per basic common share	$0.09	$0.20	$0.56	$0.55

Earnings per diluted common share	$0.08	$0.20	$0.55	$0.55

Weighted average shares outstanding used in computing earnings per share
Basic	118,339	100,402	109,672	100,350

Diluted	120,341	100,833	110,762	100,498

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended August 31,
	2010	2009
	(unaudited)
Cash flows from operating activities
Net income	$61,904	$57,266
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	24,905	19,286
Share-based compensation	22,944	25,068
Depreciation of property, equipment and leasehold improvements	11,883	8,892
Amortization of debt origination fees	6,610	1,074
Deferred taxes	4,861	(15,226)
Amortization of discount on long-term debt	1,064	123
Excess tax benefits from share-based compensation	(2,503)	—
Other non-cash adjustments	321	1,196
Changes in assets and liabilities, net of assets and liabilities acquired:
Trade receivables	(1,800)	9,073
Due from related parties	—	1,765
Prepaid income taxes	(7,943)	—
Prepaid and other assets	1,835	5,235
Accounts payable	(3,369)	32,841
Payable to related parties	—	(34,992)
Deferred revenue	16,042	19,447
Accrued compensation and related benefits	(7,377)	(10,357)
Income tax payable	—	459
Other accrued liabilities	(9,871)	686
Other	1,732	(992)

Net cash provided by operating activities	121,238	120,844

Cash flows from investing activities
Acquisitions, net of cash acquired	(1,100,943)	—
Proceeds from redemption of short-term investments	375,044	159,485
Purchase of investments	(121,652)	(409,205)
Capital expenditures	(7,095)	(11,188)
Proceeds from the sale of property, equipment and leasehold improvements	22	—

Net cash used in investing activities	(854,624)	(260,908)

Cash flows from financing activities
Proceeds from borrowing, net of discount	1,268,625	—
Repayment of long-term debt	(383,688)	(16,687)
Repayment of RiskMetrics Group, Inc. debt acquired	(107,485)	—
Payment of financing fees	(34,029)	—
Repurchase of treasury shares	(4,207)	(714)
Proceeds from exercise of stock options	14,166	30
Excess tax benefits from share-based compensation	2,503	—

Net cash provided by (used in) financing activities	755,885	(17,371)

Effect of exchange rate changes	(788)	1,059

Net increase (decrease) in cash	21,711	(156,376)
Cash and cash equivalents, beginning of period	176,024	268,077

Cash and cash equivalents, end of period	$197,735	$111,701

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,148	$14,006

Cash paid for income taxes	$43,313	$41,775

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$3,200	$1,513

Acquisition of RiskMetrics Group, Inc., class A common stock issued	$371,815	$—

Fair value of stock options and restricted stock awards assumed in connection with acquisition of RiskMetrics Group, Inc.	$53,879	$—

Unpaid portion of Measurisk, LLC acquisition price	$300	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

MSCI Inc. together with its subsidiaries (the “Company” or “MSCI”) is a leading global provider of investment decision support tools worldwide, including indices, portfolio risk and performance analytics and corporate governance services. The Company’s flagship products are its global equity indices marketed under the MSCI brand, its portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand, its market and credit risk analytics marketed under the RiskMetrics brand, its governance research and outsourced proxy voting and reporting services marketed under the ISS brand, its valuation models and risk management software for the energy and commodities markets marketed under the FEA brand and its forensic accounting risk research, legal/regulatory risk assessment and due diligence products marketed under the CFRA brand.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of August 31, 2010 and November 30, 2009, the results of operations for the three and nine months ended August 31, 2010 and 2009 and cash flows for the nine months ended August 31, 2010 and 2009. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009. The condensed consolidated financial statement information as of November 30, 2009 has been derived from the 2009 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

The Condensed Consolidated Statements of Income for the nine months ended August 31, 2009 reflect expense allocations for certain corporate functions previously provided by Morgan Stanley, including human resources, information technology, accounting, legal and compliance, corporate services, treasury and other services. These allocations were based on what the Company and Morgan Stanley considered reasonable reflections of the utilization levels of these services required in support of the Company’s business and were based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead. As of May 22, 2009, Morgan Stanley no longer provided corporate functions for the Company and no additional expense allocations have been recorded by the Company since that date. (See Note 8, “Related Party Transactions,” for further information.)

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

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash deposits and short-term investments. At August 31, 2010 and November 30, 2009, cash and cash equivalents held primarily on deposit were $197.7 million and $176.0 million, respectively. At August 31, 2010 and November 30, 2009, the Company had invested $42.6 million and $295.3 million, respectively, in debt securities with maturity dates ranging from 91 to 365 days from the date of purchase.

For the three months ended August 31, 2010, no single customer accounted for 10.0% or more of the Company’s operating revenues. For the nine months ended August 31, 2010, BlackRock Inc. accounted for 10.6% of the Company’s operating revenues. For the three months ended August 31, 2009, Barclays PLC and its affiliates accounted for 11.1% of the

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Company’s operating revenues. For the nine months ended August 31, 2009, no single customer accounted for 10.0% or more of the Company’s operating revenues.

2. RECENT ACCOUNTING STANDARDS UPDATES

In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance titled, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This guidance is covered under ASC Section 260-10-55, “Earnings Per Share-Overall-Implementation Guidance and Illustrations.” The guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described by ASC Section 260-10-45, “Earnings Per Share-Overall-Other Presentation Matters.” Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. The accounting guidance on whether share-based payment transactions are participating securities became effective for the Company on December 1, 2009. All prior-period EPS data presented have been adjusted retrospectively. The Company’s adoption of this accounting guidance, which addresses the computation of EPS under the two-class method for share-based payment transactions that are participating securities, reduced basic EPS by $0.01 and $0.02 for the three and nine months ended August 31, 2009 and reduced diluted EPS by $0.01 for the nine months ended August 31, 2009. The Company’s adoption of this accounting guidance had no effect on diluted EPS for the three months ended August 31, 2009.

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

In February 2010, the FASB issued ASU No. 2010-9, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-9. ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is a U.S. Securities and Exchange Commission (“SEC”) filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-9 was effective immediately for the Company. The adoption of ASU 2010-09 did not have a material impact on its condensed consolidated financial statements.

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

3. ACQUISITIONS

Acquisition of RiskMetrics

On June 1, 2010, MSCI acquired RiskMetrics Group, Inc. (“RiskMetrics”). Under the terms of the Agreement and Plan of Merger dated as of February 28, 2010 by and among MSCI, Crossway Inc. (“Merger Sub”), a wholly owned subsidiary of MSCI, and RiskMetrics, Merger Sub merged with and into RiskMetrics, with RiskMetrics continuing as the surviving corporation and a wholly owned subsidiary of MSCI. MSCI and RiskMetrics began joint operations immediately

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

after the merger became effective. MSCI acquired RiskMetrics to, among other things, offer clients a more expansive portfolio of investment decision support tools that will enable clients to understand risk across their entire investment processes as well as broaden the concentration of the Company’s client base beyond asset owners, asset managers and broker dealers to include a greater number of hedge fund, mutual fund and bank clients.

The total preliminary purchase price for RiskMetrics was approximately $1,572.4 million and was comprised of:

(in thousands)
Cash	$1,146,702
MSCI class A common stock valued using the New York Stock Exchange closing price on June 1, 2010	371,815
Preliminary fair value of outstanding vested and unvested stock options and unvested restricted stock awards assumed	53,879

Total preliminary purchase price	$1,572,396

MSCI issued approximately 12.6 million class A common shares and reserved approximately 4.3 million class A common shares for outstanding vested and unvested stock options and unvested restricted stock awards assumed as part of the acquisition of RiskMetrics.

The preliminary fair values of stock options assumed were estimated using a Hull-White Lattice option-pricing model. The preliminary fair value of the unearned portion of the unvested RiskMetrics stock options and restricted stock awards will be recorded as operating expense over the remaining service periods, while the preliminary fair values of the earned portion of the vested and unvested stock options and unvested restricted stock awards are included in the total preliminary purchase price. The total preliminary purchase price for RiskMetrics is subject to change during the measurement period as MSCI finalizes the number of RiskMetrics common shares outstanding that it purchased, validates the conversion calculations of RiskMetrics stock options and restricted stock awards assumed, and finalizes the proportion of such stock options and restricted stock awards assumed that are earned as of the acquisition date.

For the nine months ended August 31, 2010, MSCI incurred approximately $21.2 million in transaction related costs related to the acquisition of RiskMetrics. These costs are reflected in “selling, general and administrative” on the Condensed Consolidated Statements of Income.

Preliminary Purchase Price Allocation

The acquisition method of accounting is based on ASC Subtopic 805-10, “Business Combinations,” and uses the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” which MSCI has adopted as required. The total preliminary purchase price for RiskMetrics was allocated to the preliminary net tangible and intangible assets based upon their preliminary fair values as of June 1, 2010 as set forth below. The excess of the preliminary purchase price over the fair values of the preliminary net tangible assets and preliminary intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change within the measurement period. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes and residual goodwill. MSCI expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period. The preliminary purchase price allocation for RiskMetrics is as follows:

(in thousands)
Cash and cash equivalents	$76,459
Trade receivables	33,577
Other assets	31,911
Goodwill	1,240,753
Intangible assets	628,120
Accounts payable and other liabilities	(44,265)
Debt	(107,485)
Deferred revenues	(114,793)
Deferred tax liabilities, net	(171,881)

Total preliminary purchase price	$1,572,396

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MSCI generally does not expect the goodwill recognized to be deductible for income tax purposes. Approximately $1,002.5 million and $238.3 million of the preliminary goodwill was allocated to the Performance and Risk and the Governance segments, respectively.

Preliminary Valuations of Intangible Assets Acquired

The following table sets forth the preliminary components of intangible assets acquired in connection with the RiskMetrics acquisition:

	Estimated Fair Value	Estimated Useful Life
	(in thousands)
Customer relationships—finite-lived	$428,600	14 to 15 years
Technology/Software—finite-lived	52,640	3 to 7 years
Proprietary processes—finite-lived	3,800	6 years
Trademarks/trade names—finite-lived	140,300	10 to 20 years
Non-compete agreements—finite-lived	2,780	1.5 years

Total	$628,120

Preliminary Pre-Acquisition Contingencies Assumed

MSCI has evaluated and continues to evaluate pre-acquisition contingencies relating to RiskMetrics that existed as of the acquisition date. MSCI has preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, have preliminarily recorded the best estimates for these contingencies as a part of the preliminary purchase price allocation for RiskMetrics. MSCI continues to gather information for, and evaluate substantially all, pre-acquisition contingencies that have been assumed from RiskMetrics. If MSCI makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation during the measurement period and, subsequently, in MSCI’s results of operations.

Actual Impact of RiskMetrics Acquisition

The following table presents information for RiskMetrics from the June 1, 2010 acquisition date that is included in MSCI’s condensed consolidated statements of income for the three and nine months ended August 31, 2010.

RiskMetrics’ Operations Included in MSCI’s Results for the Three and Nine Months Ended August 31, 2010

(in thousands)
Total revenues	$76,980
Net income	$4,293

Other Fiscal 2010 Acquisition

On July 30, 2010, MSCI acquired Measurisk, LLC (“Measurisk”) to expand its product offerings to hedge fund investors. This was not deemed to be an individually significant acquisition. MSCI has accounted for this acquisition in

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

accordance with the ASC Subtopic 805-10 and has included the financial results of Measurisk in its consolidated results from the July 30, 2010 acquisition date. For the three and nine months ended August 31, 2010, Measurisk contributed approximately $1.1 million to MSCI’s revenue and $0.3 million to MSCI’s earnings. The preliminary purchase price allocations for this acquisition were $2.3 million for other assets, $9.5 million for identifiable intangible assets, $1.9 million for other liabilities and $21.1 million for goodwill based upon a preliminary valuation and those estimates and assumptions are subject to change as MSCI obtains additional information during the applicable measurement period.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for MSCI and RiskMetrics as though the companies were combined as of December 1, 2008. The pro forma financial information for all periods presented exclude transaction costs directly attributable to the acquisition and also includes the business combination accounting effects resulting from the acquisition including the amortization charges from acquired intangible assets (certain of which are preliminary), adjustments to interest income for lower average cash balances, interest expense for borrowings and the amortization of deferred financing fees, debt discounts and prepaid agency fees and the related tax effects as though the aforementioned companies were combined as of December 1, 2008. No adjustments have been made for the Measurisk acquisition because it was not deemed to be an individually significant acquisition. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the RiskMetrics acquisition had taken place at December 1, 2008.

The unaudited pro forma financial information for the nine months ended August 31, 2010 combined the historical results of MSCI for the nine months ended August 31, 2010, the historical results of RiskMetrics for the three month-period ended March 31, 2010 and the historical results of RiskMetrics for the three month-period ended December 31, 2009 (due to differences in reporting periods). The unaudited pro forma financial information for the nine months ended August 31, 2009 combined the historical results of MSCI for the nine months ended August 31, 2009 and the historical results of RiskMetrics for the nine month-period ended September 30, 2009 (due to differences in reporting periods). The unaudited pro forma financial information for the three months ended August 31, 2010 reflects the results of MSCI for the three months ended August 31, 2010. The unaudited pro forma financial information for the three months ended August 31, 2009 combined the historical results of MSCI for the three months ended August 31, 2009 and the historical results of RiskMetrics for the three month-period ended September 30, 2009 (due to differences in reporting periods).

The unaudited pro forma financial information and the effects of the pro forma adjustments listed above were as follows for the three months ended August 31, 2010 and 2009:

	Three Months Ended August 31,
	2010	2009
	(unaudited)
(in thousands)
Operating revenues	$202,733	$182,848

Cost of services	69,741	64,238
Selling, general and administrative	49,614	49,541
Restructuring	6,953	—
Amortization of intangible assets	15,887	18,331
Depreciation and amortization of property, equipment and leasehold improvements	4,934	5,057

Total operating expenses	147,129	137,167

Operating income	55,604	45,681

Other expense (income), net	17,463	15,570

Income before provision for income taxes	38,141	30,111
Provision for income taxes	17,276	9,907

Net income	$20,865	$20,204

Earnings per diluted common share	$0.17	$0.17

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The unaudited pro forma financial information and the effects of the pro forma adjustments listed above were as follows for the nine months ended August 31, 2010 and 2009:

	Nine Months Ended August 31,
	2010	2009
	(unaudited)
(in thousands)
Operating revenues	$603,101	$551,047

Cost of services	203,237	190,393
Selling, general and administrative	150,561	153,068
Restructuring	6,953	—
Amortization of intangible assets	48,246	54,992
Depreciation and amortization of property, equipment and leasehold improvements	16,131	15,145

Total operating expenses	425,128	413,598

Operating income	177,973	137,449

Other expense (income), net	52,259	50,188

Income before provision for income taxes	125,714	87,261
Provision for income taxes	45,542	31,112

Net income	$80,172	$56,149

Earnings per diluted common share	$0.66	$0.47

The unaudited pro forma financial information by MSCI’s operating segments’ and the effects of the pro forma adjustments listed above are presented in the table below (See Note 15, “Segment Information,” for further information about MSCI’s operating segments):

	Three months Ended August 31, 2010			Three months Ended August 31, 2009
	(unaudited)
(in thousands)	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total

Operating revenues	$172,425	$30,308	$202,733	$151,369	$31,479	$182,848

Cost of services	51,962	17,779	69,741	47,056	17,182	64,238
Selling, general and administrative	44,684	4,930	49,614	42,149	7,392	49,541
Restructuring	6,032	921	6,953	—	—	—
Amortization of intangible assets	12,537	3,350	15,887	12,541	5,790	18,331
Depreciation expense	4,383	551	4,934	4,031	1,026	5,057

Total operating expenses	119,598	27,531	147,129	105,777	31,390	137,167

Operating income	52,827	2,777	55,604	45,592	89	45,681
Other expense (income), net			17,463			15,570

Income before provision for income taxes			38,141			30,111
Provision for income taxes			17,276			9,907

Net income			$20,865			$20,204

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine months Ended August 31, 2010			Nine months Ended August 31, 2009
	(unaudited)
(in thousands)	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total

Operating revenues	$508,146	$94,955	$603,101	$451,005	$100,042	$551,047

Cost of services	151,076	52,161	203,237	139,602	50,791	190,393
Selling, general and administrative	130,570	19,991	150,561	128,411	24,657	153,068
Restructuring	6,032	921	6,953	—	—	—
Amortization of intangible assets	33,081	15,165	48,246	37,885	17,107	54,992
Depreciation expense	13,428	2,703	16,131	12,245	2,900	15,145

Total operating expenses	334,187	90,941	425,128	318,143	95,455	413,598

Operating income	173,959	4,014	177,973	132,862	4,587	137,449
Other expense (income), net			52,259			50,188

Income before provision for income taxes			125,714			87,261
Provision for income taxes			45,542			31,112

Net income			$80,172			$56,149

4. RESTRUCTURING

During the three months ended August 31, 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics (the “Restructuring Plan”) in order to eliminate overlapping positions, eliminate duplicative occupancy costs, terminate overlapping vendor contracts and discontinue the planned integration of a product into RiskMetrics’ standard product offering suite. The Company accounts for restructuring costs in accordance with ASC Subtopic 420-10, “Exit or Disposal Cost Obligations.” The restructuring costs will be recorded to the “Restructuring expense” line item within the Company’s Condensed Consolidated Statements of Income as they are recognized. The Company currently estimates restructuring costs associated with the exit of certain leases will range from $3 million to $4 million and anticipates that these costs will be recognized in the fiscal year ended November 30, 2011. Except for these amounts, the Company is currently unable in good faith to make a determination of an estimate of the amount or range of amounts expected to be incurred in connection with the Restructuring Plan which the Company expects to complete over the next 12 to 18 months. The Company recorded $7.0 million of restructuring expenses in connection with the Restructuring Plan during the three and nine months ended August 31, 2010. Of this amount, approximately $2.5 million was related to the accelerated vesting of share-based compensation awards triggered by the elimination of overlapping positions. This amount is not accounted for as a restructuring liability under the line item “Other Current Liabilities” but is instead recorded under the line item “Additional paid in capital” in the Company’s Condensed Consolidated Statement of Financial Condition. Approximately $6.0 million of the restructuring expenses were recorded under the Company’s Performance and Risk operating segment and $0.9 million were recorded under the Company’s Governance operating segment. Any changes to the estimates in connection with executing the Restructuring Plan will be reflected in the Company’s future results of operations.

The table below summarizes the accrual and charges incurred with respect to the Company’s Restructuring Plan that are included in the line items “Other Current Liabilities” in the Company’s Condensed Consolidated Statement of Financial Condition as of August 31, 2010:

MSCI Restructuring Plan
(in thousands)	Severance	Lease termination	Other (1)	Total

Accrued Balance, December 1, 2009	$—	$—	$—	$—

Initial costs	3,366	129	922	4,417

Cash payments	(1,488)	(20)	—	(1,508)

Other	(8)	4	—	(4)

Accrued Balance, August 31, 2010	$1,870	$113	$922	$2,905

(1) Represents the costs associated with discontinuance of the planned integration of a product into RiskMetrics’ standard product offering suite.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. EARNINGS PER COMMON SHARE

Basic EPS is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 456,748 and 152,249 anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended August 31, 2010, respectively. There were 692,113 stock options excluded from the calculation of diluted EPS for the nine months ended August 31, 2009 because of their anti-dilutive effect. There were no anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended August 31, 2009.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net income	$10,319	$20,924	$61,904	$57,266
Less: Allocations of earnings to unvested restricted stock units (1)	(118)	(603)	(709)	(1,651)

Earnings available to MSCI common shareholders	$10,201	$20,321	$61,195	$55,615

Basic weighted average common shares outstanding	118,339	100,402	109,672	100,350

Basic weighted average common shares outstanding
Effect of dilutive securities:
Stock options	2,002	431	1,090	148

Diluted weighted average common shares outstanding	120,341	100,833	110,762	100,498

Earnings per basic common share	$0.09	$0.20	$0.56	$0.55

Earnings per diluted common share	$0.08	$0.20	$0.55	$0.55

(1)	The restricted stock units participate in all of the earnings of the Company in the computation of basic EPS and, therefore, the restricted stock units are not included as incremental shares in the diluted EPS computation.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
	(in thousands)
Net income	$10,319	$20,924	$61,904	$57,266
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on cash flow hedges	(2,074)	271	3,305	(2,262)
Pension and other post-retirement adjustments	179	10	385	267
Unrealized gains on available-for-sale securities	2	—	5	—
Foreign currency translation adjustments	1,211	(132)	1,485	223

Other comprehensive (loss) income, before tax	(682)	149	5,180	(1,772)
Income tax (expense) benefit related to items of other comprehensive income	297	(3)	(1,962)	669

Other comprehensive (loss) income, net of tax	(385)	146	3,218	(1,103)

Comprehensive income	$9,934	$21,070	$65,122	$56,163

7. SHORT-TERM INVESTMENTS

Short-term investments include U.S. Treasury securities and commercial paper with maturity dates ranging from 91 to 365 days from the date of purchase.

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

The fair value and gross unrealized gains and losses of securities available-for-sale at August 31, 2010 were as follows:

(in thousands)	Amortized Cost plus Accrued Interest	Gross unrealized gains	Gross unrealized losses	Estimated Fair value
Debt securities available-for-sale

U.S. Treasury securities	$41,489	$5	$—	$41,494
Commercial paper	1,099	—	—	1,099

Total	$42,588	$5	$—	$42,593

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

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Unrealized Losses on Investments

The Company had no level 1 investments with continuous unrealized losses for less than 12 months and for 12 months or greater at August 31, 2010.

None of the Company’s level 1 investments in held-to-maturity securities had been in an unrealized loss position as of November 30, 2009.

Evaluating Investments for Other-than-Temporary Impairments

If the fair values of the Company’s debt security investments are less than the amortized costs at the balance sheet date, the Company assesses whether the impairments are other than temporary. As the Company currently invests primarily in U.S. Treasury securities with a short duration (one year or less), it would take a significant decline in fair value and U.S. economic conditions for the Company to determine that these investments are other than temporarily impaired.

Additionally, management assesses whether it intends to sell or would more-likely-than-not not be required to sell the investment before the expected recovery of the cost basis. Management has asserted that it believes it is more-likely-than-not that it will not be required to sell the investment before recovery of the cost basis.

As of August 31, 2010, no other-than-temporary impairment had been recorded on any of the Company’s investments.

8. RELATED PARTY TRANSACTIONS

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

Morgan Stanley or its affiliates subscribe to, in the normal course of business, certain of the Company’s products. Amounts recognized as related party revenues by the Company from subscription to the Company’s products by Morgan Stanley for the nine months ended August 31, 2009 was $5.3 million.

Morgan Stanley affiliates had invoiced administrative expenses to the Company primarily relating to staff services. The amounts invoiced by Morgan Stanley affiliates for staff services for the nine months ended August 31, 2009 was $5.8 million. Interest expense incurred on payables to Morgan Stanley for the nine months ended August 31, 2009 was $0.4 million.

9. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at August 31, 2010 and November 30, 2009 consisted of the following:

	As of
	August 31, 2010	November 30, 2009
	(in thousands)
Computer & related equipment	$47,890	$38,773
Furniture & fixtures	4,538	3,004
Leasehold improvements	19,032	13,947
Work-in-process	40	155

Subtotal	71,500	55,879
Accumulated depreciation and amortization	(35,888)	(26,498)

Property, equipment and leasehold improvements, net	$35,612	$29,381

Depreciation and amortization expense of property, equipment and leasehold improvements was $4.9 million and $2.9 million for the three months ended August 31, 2010 and 2009, respectively. Depreciation and amortization expense of

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

property, equipment and leasehold improvements was $11.9 million and $8.9 million for the nine months ended August 31, 2010 and 2009, respectively.

10. INTANGIBLE ASSETS

Intangible assets consist of those definite-lived intangibles from the acquisitions of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. The Company amortizes definite-lived intangible assets over their estimated useful lives. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. The Company has no indefinite-lived intangibles.

Amortization expense related to intangible assets for the three months ended August 31, 2010 and 2009 was $16.4 million and $6.4 million, respectively. Amortization expense related to intangible assets for the nine months ended August 31, 2010 and 2009 was $24.9 million and $19.3 million, respectively.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of August 31, 2010
Customer relationships	$461,680	$(21,612)	$440,068
Trademarks/Trade names	243,440	(32,162)	211,278
Technology/software	193,937	(118,938)	74,999
Proprietary process	3,800	(158)	3,642
Non-compete agreements	2,780	(463)	2,317
Transition agreements	720	(90)	630

Total intangible assets	$906,357	$(173,423)	$732,934

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of November 30, 2009
Technology/software	$140,678	$(109,090)	$31,588
Trademarks	102,220	(26,611)	75,609
Customer relationships	25,880	(12,888)	12,992

Total intangible assets	$268,778	$(148,589)	$120,189

The estimated amortization expense for succeeding years is presented below:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2010	$16,693
2011	66,049
2012	63,835
2013	53,123
2014	52,863
Thereafter	480,371

Total	$732,934

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material adverse effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended August 31, 2010 and 2009 was $4.7 million and $2.7 million, respectively. Rent expense for the nine months ended August 31, 2010 and 2009 was $10.3 million and $7.6 million, respectively.

Long-term debt. On November 14, 2007, the Company entered into a secured $500.0 million credit facility that consisted of a $425.0 million term loan facility and a $75.0 million revolving credit facility (the “2007 Credit Facility”). As of November 30, 2009, current maturities of long term debt was $42.1 million, net of $0.2 million discount and long term debt, net of current maturities was $337.6 million, net of $0.6 million discount. On April 1, 2010 and April 15, 2010, the Company prepaid principal balances on its term loan facility portion of the 2007 Credit Facility of approximately $147.0 million and $150.0 million, respectively. On June 1, 2010, the Company paid $70.9 million to retire the 2007 Credit Facility. As a result of the prepayments, the Company fully amortized $1.7 million and $5.1 million of remaining unamortized capitalized origination fees associated with the 2007 Credit Facility in interest expense during the three and nine months ended August 31, 2010, respectively.

On June 1, 2010, the Company entered into a new senior secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. Incorporated, as collateral agent, and the other lenders party thereto, which is comprised of (i) a $1,275.0 million six-year term loan facility and (ii) a $100.0 million five-year revolving credit facility, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility (the “New Credit Facility”). The Company is required to repay 1.00% of the principal of the term loan facility per year in quarterly installments. The New Credit Facility also contains a number of mandatory prepayment requirements, including a requirement to repay a specified amount of the term loan facility annually from a portion of the Company’s excess cash flows after the end of each fiscal year (as defined in the New Credit Facility, which varies based on the Company’s leverage ratio). Any remaining principal of the term loan facility will be payable on the final maturity date of the facility.

The senior secured term loan facility matures in June 2016. The revolving credit facility matures in June 2015 and is available to fund the Company’s working capital requirements and for other general corporate purposes. The Company borrowed the full amount of the $1,275.0 million senior secured term loan facility on June 1, 2010 and used the $1,268.3 million of proceeds after the issuance discount to fund in part the $1,146.7 million cash consideration for its acquisition of RiskMetrics, repay the outstanding credit facilities of MSCI and RiskMetrics and pay related fees and expenses.

Borrowings under the New Credit Facility will bear interest at a rate equal to the sum of the greater of the London Interbank Offered Rate and 1.50%, and a margin of 3.25%, which margin will be subject to adjustment based on our leverage ratio after we deliver our first quarterly compliance certificate (as defined in the New Credit Facility). For the unused credit, the Company pays an annual 0.75% non-usage fee.

The obligations under the New Credit Facility are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries, subject to limited exceptions. The obligations under the New Credit Facility are secured by a lien on substantially all of the equity interests of MSCI’s present and future domestic subsidiaries, up to 65% of the equity interests of MSCI’s first-tier foreign subsidiaries, and substantially all of MSCI’s and MSCI’s domestic subsidiaries’ present and future property and assets, subject to certain exceptions.

In connection with entering into the New Credit Facility, the Company recorded deferred financing fees of $34.0 million which are being amortized over five to six years. The Company amortized $1.6 million of deferred financing fees associated with the New Credit Facility in interest expense during the three and nine months ended August 31, 2010. At August 31, 2010, $32.4 million of the deferred financing fees remain unamortized, $6.4 million of which is included in “prepaid and other assets” and $26.0 million of which is included in “other non-current assets” on the Company’s Condensed Consolidated Statement of Financial Condition.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Current maturities of long term debt at August 31, 2010 was $11.7 million, net of a $1.1 million discount. Long term debt, net of current maturities at August 31, 2010 was $1,254.0 million, net of a $5.0 million discount. For the three and nine months ended August 31, 2010, approximately $0.3 million of the debt discount associated with the New Credit Facility was amortized. For the three and nine months ended August 31, 2010, $0.8 million of the debt discount associated with the 2007 Credit Facility was amortized. For the three and nine months ended August 31, 2009, less than $0.1 million and $0.1 million of the debt discount associated with the 2007 Credit Facility was amortized.

At August 31, 2010, the fair market value of the Company’s debt obligations was $1,278.2 million. The fair market value was estimated based on market bid quotes.

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

In accordance with ASC Subtopic 815-10, “Derivatives and Hedging,” the Company’s interest rate swaps are recorded as assets or liabilities at fair value. The effective portion of the changes in fair value of interest rate swaps designated, and that qualify as, cash flow hedges is initially recorded as a component of accumulated other comprehensive loss on the Condensed Consolidated Statements of Financial Condition and is subsequently reclassified into interest expense on the Condensed Consolidated Statements of Income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

On February 13, 2008, the Company entered into two interest rate swap agreements for an aggregate notional principal amount of $251.7 million (“2008 Swap Agreements”) that were designated as cash flow hedges of interest rate risk.

During the three months ended May 31, 2010, MSCI prepaid a portion of its term loan facilities associated with the 2007 Credit Facility that was being hedged with its 2008 Swap Agreements. The Company also planned to prepay the remaining portion of the term loan facilities associated with the 2007 Credit Facility on June 1, 2010. As a result, MSCI fully terminated one of its interest rate swaps under the 2008 Swap Agreements and partially terminated the other interest rate swap. Because the hedged transactions were no longer probable to occur, the remaining loss in accumulated other comprehensive loss on the Condensed Consolidated Statements of Financial Condition associated with the 2008 Swap Agreements was reclassified to interest expense on the Condensed Consolidated Statements of Income for the three months ended May 31, 2010.

On July 21, 2010, the Company entered into two interest rate swap agreements for an aggregate notional principal amount of $446.3 million (“New Swap Agreements”) amortizing through August 2013. The New Swap Agreements were designated as cash flow hedges of interest rate risk and qualify for hedge accounting treatment under ASC Subtopic 815-10. The effective fixed rate on the aggregate notional principal amount swapped of $446.3 million for the three months ended August 31, 2010 was 5.12%.

Amounts reported in “accumulated other comprehensive loss” related to derivatives will be reclassified to “interest expense” as interest payments are made on the Company’s variable-rate debt. Over the next twelve months, the Company estimates that $1.7 million will be reclassified as an increase to interest expense.

The gross carrying values of the interest rate contracts as of August 31, 2010 and 2009 were $2.1 million and $5.9 million, respectively, and were recorded in “other accrued liabilities” on the Condensed Consolidated Statements of Financial Condition.

For the three and nine months ended August 31, 2010, a loss of $2.1million and a gain of $3.3 million, respectively, was recognized on the effective portion of these interest rate contracts in accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Condition. For the three and nine months ended August 31, 2009, a gain of $0.3 million and a loss of $2.3 million, respectively, was recognized on the effective portion of these interest rate contracts in accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Condition. For the three and nine months ended August 31, 2010, the amount of loss on the effective portion of these interest rate contracts reclassified from accumulated other comprehensive income into interest expense on the Condensed Consolidated Statements of Income was $0.1 million and $5.6 million, respectively. For the three and nine months ended August 31, 2009, the amount of loss on the effective portion of these interest rate contracts reclassified from accumulated other comprehensive

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

income into interest expense on the Condensed Consolidated Statements of Income was $1.3 million and $2.7 million, respectively.

Credit-risk-related contingent features. The Company has agreements with each of its derivative counterparties that contain cross-default provisions whereby if the Company defaults on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

As of August 31, 2010, the fair value of derivatives in a liability position related to these agreements was $2.1 million. As of August 31, 2010, the Company has not posted any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $2.2 million.

12. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. For the three months ended August 31, 2010 and 2009, costs relating to 401(k), pension and post-retirement benefit expenses were $2.0 million and $1.6 million, respectively. Of these amounts, $1.3 million and $1.0 million were recorded in cost of services and $0.7 million and $0.6 million were recorded in selling, general and administrative for the three months ended August 31, 2010 and 2009, respectively.

For the nine months ended August 31, 2010 and 2009, costs relating to 401(k), pension and post-retirement benefit expenses were $6.4 million and $6.1 million, respectively. Of these amounts, $3.8 million and $3.3 million were recorded in cost of services and $2.6 million and $2.8 million were recorded in selling, general and administrative for the nine months ended August 31, 2010 and 2009, respectively.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions and, in the case of the MSCI 401(k) plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations. Legacy RiskMetrics employees participate in the legacy RiskMetrics 401(k) plan (or any other regional defined contribution plan sponsored) and receive 401(k) and other defined contribution plan matching contributions. The Company’s expenses associated with the 401(k) plan and other defined contribution plans for the three months ended August 31, 2010 and 2009 were $1.6 million and $1.1 million, respectively. The Company’s expenses associated with the 401(k) plan and other defined contribution plans for the nine months ended August 31, 2010 and 2009 were $4.9 million and $4.5 million, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense related to defined benefit pension plans was $0.4 million and $0.5 million for the three months ended August 31, 2010 and 2009, respectively. Net periodic benefit expense related to defined benefit pension plans was $1.5 million and $1.6 million for the nine months ended August 31, 2010 and 2009, respectively.

13. SHARE-BASED COMPENSATION

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

On December 16, 2008, the Company, as a component of the 2008 annual bonus, awarded certain of its employees with a grant in the form of restricted stock units (“2008 Bonus Award”). The aggregate value of the grants was approximately $9.5 million of restricted stock units. The restricted stock units vest over a three year period, with one-third vesting on January 8, 2010, January 10, 2011 and January 9, 2012, respectively. Approximately $4.2 million of this grant was awarded to retirement-eligible employees under the award terms. Based on interpretive guidance related to ASC Subtopic 718-10, the Company accrues the estimated cost of these awards over the course of the fiscal year in which the award is earned. As such, the Company accrued the estimated cost of the 2008 Bonus Award related to retirement-eligible employees over the 2008 fiscal year. The first tranche of the 2008 Bonus Award vested on January 8, 2010.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On June 1, 2010, the Company reserved approximately 4.2 million class A common shares for outstanding vested and unvested stock options and 0.1 million class A common shares for outstanding unvested restricted stock awards assumed as part of the acquisition of RiskMetrics. Over an approximate three and a half year period from the date assumed, $16.7 million is expected to be expensed for unvested stock options and $1.3 million for unvested restricted stock awards.

On June 1, 2010, the Company awarded certain of its employees with a grant in the form of restricted stock units (“Performance Award”). The Performance Award will performance-vest based upon the Company achieving specific performance targets over a measurement period ending on the fiscal year end 2012 and time-vest over a 31 month period, with one-half time-vesting on December 1, 2011 and December 31, 2012, respectively. The aggregate value of the grants was approximately $15.9 million.

For the Founders Grant Award and the Performance Award, all or a portion of the award may be cancelled in certain limited situations, including termination for cause, if employment is terminated before the end of the relevant restriction period. For the 2008 and 2009 Bonus Awards, all or a portion of the award may be cancelled if employment is terminated for certain reasons before the end of the relevant restriction period for non-retirement-eligible employees.

During the nine months ended August 31, 2010, the Company awarded 8,427 shares in MSCI common stock and 9,770 restricted stock units to directors who were not employees of the Company or Morgan Stanley during the period. During the nine months ended August 31, 2009, the Company awarded 13,703 shares in MSCI common stock and 7,824 restricted stock units to directors who were not employees of the Company or Morgan Stanley during the period.

Share-based compensation expense was $12.5 million and $22.9 million for the three and nine months ended August 31, 2010, of which $2.2 million and $6.3 million was related to the Founders Grant Award, respectively. Share-based compensation expense was $8.4 million and $25.1 million for the three and nine months ended August 31, 2009, of which $6.9 million and $20.4 million was related to the Founders Grant Award, respectively.

14. INCOME TAXES

The Company’s provision for income taxes was $10.3 million and $12.8 million for the three months ended August 31, 2010 and 2009, respectively, and $40.5 million and $34.8 million for the nine months ended August 31, 2010 and 2009, respectively. These amounts reflect effective tax rates of 50.0% and 37.9% for the three months ended August 31, 2010 and 2009, respectively, and 39.6% and 37.8% for the nine months ended August 31, 2010 and 2009, respectively. The Company’s effective tax rate of 39.6% for the nine months ended August 31, 2010 reflects the Company’s estimate of the annual effective tax rate adjusted for the impact of the costs related to the acquisition of RiskMetrics, some of which are not tax deductible, and net discrete tax benefits recognized during the period.

        The Company is under examination by the Internal Revenue Service (“the IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York. During 2010, the IRS is expected to conclude the field work portion of their examinations on issues covering tax years 1999 through 2005. Additionally during 2010, the Company may reach a conclusion with the New York State and New York City tax authorities on issues covering years 2002 through 2006. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these open examinations and subsequent years’ examinations. The Company has established a liability for unrecognized tax benefits that the Company believes is adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. As a result of the acquisition of RiskMetrics, the liability for unrecognized tax benefits increased by $ 2.8 million for the quarter and the nine months ended August 31, 2010. This increase represents the liability held by RiskMetrics at the date of acquisition. In addition, as part of the Company’s periodic review of unrecognized tax benefits and based on new information regarding the status of federal and state examinations, the Company’s unrecognized tax benefits were remeasured. The Company recognized a tax benefit of $1.1 million based on new information regarding the status of the audits. This benefit was offset by current year changes to the liability of $1.0 million. As a result of the acquisition of RiskMetrics and this remeasurement, the income tax provision for the quarter and nine months ended August 31, 2010 included a net decrease in its unrecognized tax benefits of $0.1 million. It is reasonably possible that further significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months. At this time, however, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and the impact on the effective tax rate over the next 12 months. The Company believes the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company. Although the Company believes a resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, a resolution could have a material impact on the Company’s Consolidated Statement of Income for a particular future period and on the Company’s effective tax rate for any period in which such resolution occurs.

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

Tax Jurisdiction	Open Tax Years
United States	1999-2009
California	2004-2008
New York State and City	2002-2008
Hong Kong	2003-2009
United Kingdom	2007-2008
Canada	2005-2009
Japan	2009

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. SEGMENT INFORMATION

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. MSCI’s Chief Executive Officer, who is considered to be its chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. Prior to June 1, 2010, the Company assessed that it operated in a single business segment based on its historical integration and management strategies. As a result of MSCI’s acquisition of RiskMetrics, MSCI began operating as two segments, the Performance and Risk business and the Governance business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s CODM for purposes of making operating decisions and assessing financial performance.

The Performance and Risk business is a global provider of investment decision support tools, including indices, portfolio risk and performance analytics, credit analytics and environmental, social and governance (“ESG”) products. The business provides clients with a broad suite of products and services to assist them with managing equity, fixed income and multi-asset class portfolios. The products are used in many areas of the investment process, including portfolio construction and optimization, performance benchmarking and attribution, risk management and analysis, index-linked invest product creation, asset allocation, assessment of social responsibility, environmental stewardship and climate change, investment manager selection and investment research.

The Governance business is a provider of corporate governance services to institutional shareholders and corporations around the world. Among other things, the business facilitates the voting of proxies by institutional investors and provides in-depth research and analysis to help inform their voting decisions and assess issuer-specific risk. It offers both global security coverage and fully integrated products and services, including policy creation to research, vote recommendations, vote execution, post-vote disclosure and reporting and analytical tools. Within a firewall, the Governance business also provides products and services to corporate clients who may use those products and services to learn about and improve their governance practices.

The CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for MSCI as a whole.

The following table presents MSCI’s operating segments’ results for the three and nine months August 31, 2010 and 2009:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Operating revenues
Performance and Risk	$172,425	$108,868	$419,275	$324,158
Governance	30,308	—	30,308	—

Consolidated	$202,733	$108,868	$449,583	$324,158

Amortization of intangible assets and depreciation and amortization of property, equipment and leasehold improvements
Performance and Risk	$17,383	$9,298	$32,887	$28,178
Governance	3,901	—	3,901	—

Consolidated	$21,284	$9,298	$36,788	$28,178

Operating income
Performance and Risk	$38,672	$37,798	$132,626	$107,236
Governance	2,777	—	2,777	—

Consolidated	$41,449	$37,798	$135,403	$107,236

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area:

	Three Months Ended		Nine Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
	(in thousands)
Revenues
Americas:
United States	$104,070	$53,403	$220,506	$156,464
Other	7,576	3,501	15,724	10,377

Total Americas	111,646	56,904	236,230	166,841

EMEA:
United Kingdom	24,270	14,368	58,378	41,312
Other	40,779	18,187	87,425	60,333

Total EMEA	65,049	32,555	145,803	101,645

Asia & Australia:
Japan	12,179	10,547	34,093	30,899
Other	13,859	8,862	33,457	24,773

Total Asia & Australia	26,038	19,409	67,550	55,672

Total	$202,733	$108,868	$449,583	$324,158

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	August 31, 2010	November 30, 2009
	(in thousands)
Long-lived assets

Americas:
United States	$2,449,830	$571,052
Other	2,436	672

Total Americas	2,452,266	571,724

EMEA:
United Kingdom	3,966	1,488
Other	8,990	11,997

Total EMEA	12,956	13,485

Asia & Australia:
Japan	486	503
Other	6,324	5,481

Total Asia & Australia	6,810	5,984

Total	$2,472,032	$591,193

16. SUBSEQUENT EVENTS

Management of the Company evaluated subsequent events from September 1, 2010 through the issuance date of this Form 10-Q and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of August 31, 2010, and the related condensed consolidated statements of income for the three and nine month periods ended August 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine month periods ended August 31, 2010 and 2009. These interim financial statements are the responsibility of the management of MSCI Inc.

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

October 1, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K, as updated in our Form 10-Q for the period ended May 31, 2010.

Overview

We are a leading global provider of investment decision support tools, including indices, portfolio risk and performance analytics and governance tools. Our flagship products are our global equity indices marketed under the MSCI brand, our portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand and our valuation models and risk management software for the energy and commodities markets marketed under the FEA brand. As a result of the acquisition of RiskMetrics Group, Inc. (“RiskMetrics”) discussed below, our portfolio of investment decision support tools has been expanded to include market and credit risk analytics marketed under the RiskMetrics brand, governance research and outsourced proxy voting and reporting services marketed under the ISS brand, forensic accounting risk research, legal/regulatory risk assessment, and due diligence marketed under the CFRA brand.

As of August 31, 2010 our clients include asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; and financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants. We had 33 offices in 18 countries to help serve our diverse client base, with approximately 52.6% of our revenue from clients in the Americas, 32.4% in Europe, the Middle East and Africa (“EMEA”) and 15.0% in Asia and Australia based on revenues for the nine months ended August 31, 2010.

Our principal sales model is to license annual, recurring subscriptions to our products for use at specified locations by a given number of users for an annual fee paid up front. The substantial majority of our revenues come from these annual, recurring subscriptions. Over time, as their needs evolve, our clients often add product modules, users and locations to their subscriptions, which results in an increase in our revenues per client. Additionally, a significant source of our revenues comes from clients who use our indices as the basis for index-linked investment products such as ETFs. These clients commonly pay us a license fee based on the investment product’s assets. We also generate a limited amount of our revenues from certain exchanges that use our indices as the basis for futures and options contracts and pay us a license fee based on their volume of trades. A portion of revenues are also derived from non-subscription services including implementation of products, Compensation Advisory Services and overages related to Proxy Research and Voting services. Revenues from implementation of products are recognized as the services are provided and other non-subscription revenues are recognized over the service period or upon delivery of the required service.

In evaluating our financial performance, we focus on revenue growth for the company in total and by product category as well as operating profit growth and the level of profitability as measured by our operating margin. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our operating profits into excess cash in the future. Our revenue growth strategy includes: (a) expanding and deepening our relationships with investment institutions worldwide; (b) developing new and enhancing existing product offerings, including combining existing product features or data derived from our products to create new products; and (c) actively seeking to acquire products, technologies and companies that will enhance, complement or expand our client base and our product offerings. In furtherance of this revenue growth strategy, we recently completed the acquisitions of RiskMetrics and Measurisk, LLC (“Measurisk”) discussed below under “—Strategic Initiatives.”

To maintain and accelerate our revenue and operating income growth, we will continue to invest in and expand our operating functions and infrastructure, including product management, new sales and client support staff and facilities in locations around the world and additional staff and supporting technology for our research and our data operations and technology functions. At the same time, managing and controlling our operating expenses is very important to us and a distinct part of our culture. Over time, our goal is to keep the rate of growth of our operating expenses below the rate of growth of our revenues, allowing us to expand our operating margins. However, at times, because of significant market opportunities, it may be more important for us to invest in our business in order to support increased efforts to attract new clients and to develop new product offerings, rather than emphasize short-term operating margin expansion. Furthermore, in some periods our operating expense growth may exceed our operating revenue growth due to the variability of revenues from several of our products, including our equity indices licensed as the basis of ETFs and non-recurring fees.

Strategic Initiatives

Acquisition of RiskMetrics

On June 1, 2010, we completed our acquisition of RiskMetrics in a cash-and-stock transaction valued at approximately $1,572.4 million. In connection with the acquisition, we entered into a senior secured credit agreement, which is comprised of (i) a $1,275.0 million six-year term loan facility and (ii) a $100.0 million five-year revolving credit facility. See “—Liquidity and Capital Resources” below for additional information.

For the year ended November 30, 2009, we had total operating revenues of $442.9 million and operating expenses of $292.0 million. For the year ended December 31, 2009, RiskMetrics had total operating revenues of $303.4 million and operating expenses of $236.4 million. We assigned a significant value to the intangible assets of RiskMetrics as part of the acquisition, which increased and is expected to increase the amortization expense we recognized and will recognize. See Note 10, “Intangible Assets” for further information. We also have incurred increased interest expense as a result of the credit facility we entered into in connection with the acquisition. We therefore expect that the acquisition of RiskMetrics will have a significant impact on our financial results in future periods. Additionally, we may have additional exposure to foreign currency risk following the acquisition as a result of the subsequent change in the relative mix of our non-U.S. dollar revenues and expenses.

Acquisition of Measurisk

On July 30, 2010, we acquired Measurisk, LLC (“Measurisk”) to expand our product offerings to hedge fund investors. The value we assigned to the intangible assets of Measurisk will further increase the amortization expense that we will recognize. See Note 10, “Intangible Assets” for further information.

Operating Segments

Following our acquisition of RiskMetrics on June 1, 2010, we began operating as two segments: the Performance and Risk business and the Governance business. See Note 15, “Segment Information,” for further information about MSCI’s operating segments.

The Performance and Risk business is a global provider of investment decision support tools, including indices, portfolio risk and performance analytics, credit analytics and environmental, social and governance (“ESG”) products. The business provides clients with a broad suite of products and services to assist them with managing equity, fixed income and multi-asset class portfolios. The products are used in many areas of the investment process, including investment manager selection and investment research, portfolio construction and optimization, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, assessment of social responsibility and environmental stewardship and climate change.

The Governance business is a provider of corporate governance services to institutional shareholders and corporations around the world. Among other things, the business facilitates the voting of proxies by institutional investors and provides in-depth research and analysis to help inform their voting decisions and assess issuer-specific risk. It offers both global security coverage and fully integrated products and services, including policy creation to comprehensive research, vote recommendations, reliable vote execution, post-vote disclosure and reporting and analytical tools. Within a firewall, the Governance business also provides products and services to corporate clients who may use those products and services to learn about and improve their governance practices.

Factors Affecting the Comparability of Results

The results of RiskMetrics and Measurisk were not included in our results of operations until their acquisition dates of June 1, 2010 and July 30, 2010, respectively. The RiskMetrics acquisition has had a significant impact on our results of operations and will affect the comparability of our results in the future.

Restructuring

In connection with the acquisition of RiskMetrics, we initiated a plan to restructure the Company’s operations to eliminate overlapping positions and duplicative occupancy costs, terminate overlapping vendor contracts, and discontinue the planned integration of a product into RiskMetrics’ standard product offering suite. We initiated restructuring activities during the third quarter of 2010 and expect the elimination of overlapping positions to be substantially complete by the end of the first quarter of 2011 and the elimination of leases or vendor contracts is anticipated to be completed over the next 12 to 18 months. See “—Restructuring” below for information on restructuring-related activities and estimated costs.

We are currently unable in good faith to make a determination of an estimate of the amount or range of amounts expected to be incurred in future periods in connection with the final restructuring or an estimate of the amount or range of amounts that will result in related future cash expenditures with respect to the restructuring.

The cumulative charges that we expect to incur in connection with the restructuring are subject to a number of assumptions, and actual results may differ significantly. We may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring.

The discussion of our results of operations for the three and nine months ended August 31, 2010 and 2009 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

Three Months Ended August 31, 2010 Compared to the Three Months Ended August 31, 2009:

	Three Months Ended August 31,
	2010	2009	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$202,733	$108,868	$93,865	86.2%

Operating expenses:
Cost of services	69,741	28,247	41,494	146.9%
Selling, general and administrative	63,306	33,525	29,781	88.8%
Restructuring	6,953	—	6,953	n/a
Amortization of intangible assets	16,350	6,429	9,921	154.3%
Depreciation and amortization of property, equipment, and leasehold improvements	4,934	2,869	2,065	72.0%

Total operating expenses	161,284	71,070	90,214	126.9%

Operating income	41,449	37,798	3,651	9.7%
Other expense (income), net	20,825	4,087	16,738	409.5%
Provision for income taxes	10,305	12,787	(2,482)	(19.4%)

Net income	$10,319	$20,924	$(10,605)	(50.7%)

Earnings per basic common share	$0.09	$0.20	$(0.11)	(55.0%)

Earnings per diluted common share	$0.08	$0.20	$(0.12)	(60.0%)

Operating margin	20.4%	34.7%

Operating Revenues

Following our acquisition of RiskMetrics, we began operating as two segments: the Performance and Risk business and the Governance business. As a part of establishing the two operating segments and how they will be managed, we have realigned the grouping of our product categories. Our revenues are now grouped into the following five product and/or service categories:

•	Index and ESG

•	Risk management analytics

•	Portfolio management analytics

•	Energy and commodity analytics

•	Governance

The Performance and Risk business is comprised of index and ESG, risk management analytics, portfolio management analytics and energy & commodity analytics products. The Governance business is comprised of the governance products.

The following table summarizes the revenue by product category for the three months ended August 31, 2010 compared to the three months ended August 31, 2009:

	Three Months Ended August 31,
	2010	2009	Increase/(Decrease)
	(in thousands)

Index and ESG:
Subscriptions	$58,984	$47,418	$11,566	24.4%
Asset based fees	25,134	20,151	4,983	24.7%

Total index and ESG products	84,118	67,569	16,549	24.5%
Risk management analytics	54,593	7,819	46,774	598.2%
Portfolio management analytics	30,424	30,425	(1)	—%
Energy and commodity analytics	3,290	3,055	235	7.7%
Governance	30,308	—	30,308	n/a

Total operating revenues	$202,733	$108,868	$93,865	86.2%

Total operating revenues for the three months ended August 31, 2010 increased $93.9 million, or 86.2%, to $202.7 million compared to $108.9 million for the three months ended August 31, 2009. Approximately $78.1 million of the growth was comprised of revenues contributed by the acquisitions made during the three months ended August 31, 2010. The remaining $15.8 million of growth was comprised of increases in asset based fees and subscription revenues of $5.0 million and $10.8 million, respectively. Subscription revenues consist of our revenues related to index subscriptions, risk management analytics, portfolio management analytics, energy and commodity analytics and ESG products. Our revenues are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our revenues for the three months ended August 31, 2010 would have been higher by $3.7 million.

Our index and ESG products primarily consist of equity index subscriptions, equity index asset based fees products and ESG products. Our index and ESG products are used to benchmark investment performance, as a basis for index linked investment products, for research and for investment manager selection. We derive revenues from our index and ESG products through index data and ESG subscriptions, fees based on assets in investment products linked to our indices and non-recurring licenses of our index historical data. Revenues related to index products increased $16.5 million, or 24.5%, to $84.1 million for the three months ended August 31, 2010 compared to $67.6 million in the same period in 2009.

Revenues from the index and ESG products subscriptions sub-category were up $11.6 million, or 24.4%, to $59.0 million for the three months ended August 31, 2010 compared to $47.4 million in the same period in 2009. Approximately $4.7 million of the growth was comprised of revenues contributed by the acquisitions made during the three months ended August 31, 2010. The remaining $6.9 million was attributable to growth primarily in our benchmark products.

Revenues attributable to the index asset based fees products sub-category increased $5.0 million, or 24.7%, to $25.1 million for the three months ended August 31, 2010 compared to $20.1 million in the same period in 2009. The average value of assets in ETFs linked to MSCI equity indices in the aggregate increased 39.8% to $252.0 billion for the three months ended August 31, 2010 compared to $180.3 billion for the three months ended August 31, 2009. As of August 31, 2010, the value of assets in ETFs linked to MSCI equity indices was $258.7 billion, representing an increase of 29.9% from $199.2 billion as of August 31, 2009.

The three MSCI indices with the largest amount of ETF assets linked to them as of August 31, 2010 were the MSCI Emerging Markets, EAFE and U.S. Broad Market Indices with $82.8 billion, $36.6 billion and $13.6 billion in assets, respectively.

To conform to industry standards, we have changed our ETF assets under management calculation methodology from ETF price multiplied by the number of shares outstanding ETF to net asset value multiplied by the number of shares outstanding. The cash inflow/outflow figures are based on the change in the shares outstanding between the periods. The numbers in the tables are presented on this basis beginning with the February 2010 quarter. Periods prior to the February 2010 quarter have not been restated and are therefore not comparable. The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

	Quarter Ended
	2009				2010
$ in Billions	February	May	August	November	February	May	August
AUM in ETFs linked to MSCI Indices	$107.8	$175.9	$199.2	$234.2	$233.5	$238.1	$258.7

Sequential Change ($in Billions)

Market Appreciation/(Depreciation)	(13.6)	42.2	20.1	18.0	(8.6)	(4.4)	6.8
Cash Inflow/Outflow	2.4	25.9	3.2	17.0	8.3	9.0	13.8

Total Change	$(11.2)	$68.1	$23.3	$35.0	$(0.3)	$4.6	$20.6

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the periods indicated:

	Quarterly Average
	2009				2010
$ in Billions	February	May	August	November	February	May	August
AUM in ETFs linked to MSCI Indices	$126.4	$134.7	$180.3	$216.8	$239.3	$252.3	$252.0

Source: Bloomberg and MSCI

The historical values of the assets in ETFs linked to our indices as of the last day of the month and the monthly average balance can be found under the link “AUM in ETFs Linked to MSCI Indices” on our website at http://ir.msci.com. Information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or any other report filed with the Securities and Exchange Commission.

Our risk management analytics products offer consistent risk and performance assessment frameworks for managing and monitoring investments in organizations globally. These products allow clients to analyze investments in a variety of asset classes and are based on our proprietary integrated fundamental multi-factor risk models, value-at-risk methodologies, performance attribution frameworks and asset and performance valuation models. Our primary risk management analytics products consist of RiskManager and BarraOne. Revenues related to risk management analytics products increased $46.8 million, or nearly 600%, to $54.6 million for the three months ended August 31, 2010 compared to $7.8 million in the same period in 2009. Approximately $43.1 million of the growth was comprised of revenues contributed by the acquisitions made during the three months ended August 31, 2010. The remaining $3.7 million of organic growth primarily reflects an increase of $3.4 million, or 55.7%, to $9.4 million in our risk analytics product and an increase of $0.2 million, or 45.4%, to $0.7 million in our performance attribution analytics product.

Our portfolio management analytics products consist of equity portfolio analytics tools and fixed income portfolio analytics tools. Revenues related to portfolio management analytics products remained unchanged at $30.4 million for the three months ended August 31, 2010 compared to the same period in 2009.

Our energy and commodity analytics products consist of software applications which help users value, model and hedge physical assets and derivatives across a number of market segments including energy and commodity assets. Revenues from energy and commodity analytics products increased $0.2 million, or 7.7%, to $3.3 million for the three months ended August 31, 2010 compared to $3.1 million in the same period in 2009.

Our governance products consist of institutional governance including proxy research, recommendation and voting services, corporate governance including advisory and compensation services, Financial Research and Analysis (‘FRA”) services including forensic accounting research and services to aid institutional investors in the recovery of funds from securities litigation. The governance product line was acquired with our purchase of RiskMetrics on June 1, 2010 and had no effect on our results of operations prior to that date.

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

Because the Run Rate represents potential future fees, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and non-recurring sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset-based fees, which may result from market movements or from investment inflows into and outflows from investment products linked to our indices;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indices;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;

•	price changes;

•	revenue recognition differences under U.S. GAAP;

•	fluctuations in foreign exchange rates; and

•	the impact of acquisitions and dispositions.

The following tables set forth our Run Rates as of the dates indicated (as if we had completed the RiskMetrics acquisition as of the dates indicated) and the percentage growth over the periods indicated:

	As of
	August 31,		May 31,	Year Over Year Comparison	Sequential Comparison
	2010	2009	2010
	(in thousands)
Run Rates
Index products
Subscription	$224,496	$193,264	$218,780	16.2%	2.6%
Asset based fees	100,577	81,249	91,877	23.8%	9.5%

Index products total	325,073	274,513	310,657	18.4%	4.6%
Risk management analytics (1)	224,581	191,715	196,717	17.1%	14.2%
Portfolio management analytics	121,795	125,019	121,388	(2.6)%	0.3%
Energy and commodity analytics	15,254	14,706	15,340	3.7%	(0.6)%
Governance	105,735	113,907	105,481	(7.2)%	0.2%

Total Run Rate (1)	$792,438	$719,860	$749,583	10.1%	5.7%

Subscription total	$691,861	$638,611	$657,706	8.3%	5.2%
Asset based fees total	100,577	81,249	91,877	23.8%	9.5%

Total Run Rate	$792,438	$719,860	$749,583	10.1%	5.7%

(1) Included in the above table is approximately $13.2 million of Run Rate associated with the Measurisk acquisition as of August 31, 2010. The prior period run rates have not been restated for the impact of the Measurisk acquisition.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated three months ended as if we had completed the RiskMetrics acquisition as of the beginning of the periods indicated:

August 31,
	2010	2009

Index products	90.9%	90.5%
Risk management analytics	89.7%	80.4%
Portfolio management analytics	83.7%	69.1%
Energy and commodity analytics	90.5%	84.5%
Governance	86.4%	85.4%
Total	88.4%	81.9%

The following table sets forth our Core Retention Rates by product category for the indicated three months ended as if we had completed the RiskMetrics acquisition as of the beginning of the periods indicated:

August 31,
	2010	2009

Index products	91.2%	91.2%
Risk management analytics	92.0%	81.0%
Portfolio management analytics	86.8%	70.5%
Energy and commodity analytics	90.5%	84.5%
Governance	86.4%	85.4%
Total	89.8%	82.6%

The quarterly Aggregate Retention Rates are calculated by annualizing the cancellations for which we have received a notice of termination or non-renewal during the quarter and have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the quarter. The Aggregate Retention Rate is computed on a product-by-product basis. Therefore, if a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction. Aggregate Retention Rates are generally higher during the first three fiscal quarters and lower in the fourth fiscal quarter in our Performance and Risk business and are generally lower at the end of the calendar year in our Governance business since a disproportionately high percentage of contract value in the Governance business comes up for renewal in December.

For the calculation of the Core Retention Rate the same methodology is used except the cancellations in the quarter are reduced by the amount of product swaps. We do not calculate Aggregate or Core Retention Rates for that portion of our Run Rate attributable to assets in investment products linked to our indices or to trading volumes of futures and options contracts linked to our indices.

Operating Expenses

We group our operating expenses into five categories:

•	Cost of services
•	Selling, general and administrative (“SG&A”)
•	Restructuring
•	Amortization of intangible assets
•	Depreciation of property, equipment, and leasehold improvements

In both the cost of services and SG&A expense categories, compensation and benefits represent the majority of our expenses. Other costs associated with the number of employees such as office space and professional services are included in both the cost of services and SG&A expense categories and are consistent with the allocation of employees to those respective areas.

The following table shows operating expenses by each of the categories:

	Three Months Ended August 31,
	2010	2009	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$51,937	$21,042	$30,895	146.8%
Non-compensation expenses	17,804	7,205	10,599	147.1%

Total cost of services	69,741	28,247	41,494	146.9%
Selling, general and administrative:
Compensation and benefits	32,883	22,801	10,082	44.2%
Non-compensation expenses	30,423	10,724	19,699	183.7%

Total selling, general and administrative	63, 306	33,525	29,781	88.8%
Restructuring	6,953	—	6,953	n/a
Amortization of intangible assets	16,350	6,429	9,921	154.3%
Depreciation of property, equipment, and leasehold improvements	4,934	2,869	2,065	72.0%

Total operating expenses	$161,284	$71,070	$90,214	126.9%

Compensation and benefits	$84,820	$43,843	$40,977	93.5%
Non-compensation expenses	48,227	17,929	30,298	169.0%
Restructuring	6,953	—	6,953	n/a
Amortization of intangible assets	16,350	6,429	9,921	154.3%
Depreciation of property, equipment, and leasehold improvements	4,934	2,869	2,065	72.0%

Total operating expenses	$161,284	$71,070	$90,214	126.9%

Operating expenses were $161.3 million for the three months ended August 31, 2010, an increase of $90.2 million, or 126.9%, compared to $71.1 million in the same period of 2009. Approximately $65.2 million of the increase was comprised of expenses contributed by the acquisitions made during the three months ended August 31, 2010. The remaining $25.0 million increase primarily reflects $13.7 million in transaction costs associated with the acquisition of RiskMetrics, higher compensation and non-compensation costs, expenses we began incurring in the three months ended August 31, 2010 to restructure our operations after our acquisition of RiskMetrics and higher depreciation expense partially offset by reduced amortization of the intangible assets related to the Barra acquisition. Our operating expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our operating expense for the three months ended August 31, 2010 would have been higher by $2.8 million.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and typically have represented approximately 50% to 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of August 31, 2010, approximately 28.7% of our employees were located in emerging market centers compared to 39.4% as of August 31, 2009.

During the three months ended August 31, 2010, compensation and benefits costs were $84.8 million, an increase of $41.0 million, or 93.5%, compared to $43.8 million in the same period of 2009. Approximately $38.6 million of the increase was comprised of expenses contributed by the acquisitions made during the three months ended August 31, 2010. The remaining $2.4 million of the increase reflects $3.6 million in higher costs related to current staff and increased staffing levels partially offset by lower stock based compensation expense of $1.1 million.

Stock based compensation expense for the three months ended August 31, 2010 was $9.8 million, an increase of $1.5 million, or 18.8%, compared to $8.3 million in same period of 2009. The increase was comprised primarily of expense associated with a performance award granted in June 2010 to certain of our employees, the amortization of awards assumed upon the acquisition of RiskMetrics and amortization of restricted stock units granted as a component of the 2008 and 2009 annual bonus awards, partially offset by decreased expense associated with the founders grant award. Approximately $2.1 million and $6.9 million of the stock based compensation expense was related to the founders grant award for the three months ended August 31, 2010 and 2009, respectively. The decrease in the expense related to the founders grant award is primarily attributable to the vesting of the first tranche in November 2009, representing one-half of the award.

Non-compensation expenses for the three months ended August 31, 2010 was $48.2 million, an increase of $30.3 million, or 169.0%, compared to $17.9 million in the same period of 2009. Approximately $13.0 million of the increase was comprised of expenses contributed by the acquisitions made during the three months ended August 31, 2010. The remaining $17.3 million increase reflects $13.7 million in costs related to the acquisition of RiskMetrics as well as increased third party consulting , market data, information technology, recruiting, travel and entertainment, other taxes and licenses fees and occupancy costs of $4.2 million. The increases were partially offset by a decrease in our reserve for uncollectible accounts as a result of our increased collection efforts.

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

For the three months ended August 31, 2010, total cost of services expenses increased $41.5 million, or 146.9%, to $69.7 million compared to $28.2 million for the three months ended August 31, 2009. Approximately $38.6 million of the increase was comprised of expenses contributed by the acquisitions made during the three months ended August 31, 2010. The remaining $2.9 million increase was largely due to an increase in costs associated with compensation and benefits, travel and entertainment, market data and recruiting partially offset by decreased information technology costs.

Compensation and benefits expenses for the three months ended August 31, 2010 increased $30.9 million to $51.9 million compared to $21.0 million for the three months ended August 31, 2009. Approximately $28.9 million of the increase was the result of the acquisitions made during the three months ended August 31, 2010. The remaining $2.0 million increase was largely due to higher costs related to current staff and increased staffing levels partially offset by decreased employee benefit and severance costs.

Non-compensation expenses for the three months ended August 31, 2010 increased $10.6 million to $17.8 million compared to $7.2 million for the three months ended August 31, 2009. Approximately $9.7 million of the increase was the result of the acquisitions made during the three months ended August 31, 2010. The remaining $0.9 million increase was largely due to increased travel and entertainment, market data and recruiting costs partially offset by decreased information technology costs.

Our cost of services expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our cost of services for the three months ended August 31, 2010 would have been higher by $1.3 million.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure, corporate administration personnel and, for the period prior to our May 22, 2009 separation, costs allocated from Morgan Stanley. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, consulting services and information technology costs. For the three months ended August 31, 2010, SG&A expenses were $63.3 million, an increase of $29.8 million, or 88.8%, compared to $33.5 million for the three months August 31, 2009. Approximately $13.0 million of the increase was the result of the acquisitions made during the three months ended August 31, 2010.

Compensation and benefits expenses increased $10.1 million to $32.9 million for the three months ended August 31, 2010 compared to $22.8 million for the three months ended August 31, 2009. Approximately $9.6 million of the increase was the result of the acquisitions made during the three months ended August 31, 2010. The remaining $0.5 million increase was largely due to the cost associated with current staff and increased staffing levels, employee benefit and severance costs partially offset by decreased founders grant expense, as previously discussed.

Non-compensation expenses for the three months ended August 31, 2010 increased $19.7 million to $30.4 million compared to $10.7 million for the three months ended August 31, 2009. Approximately $3.3 million of the increase was the result of the acquisitions made during the three months ended August 31, 2010. The remaining $16.4 million increase reflects $13.7 million in costs related to the acquisition of RiskMetrics as well as increased information technology, third party consulting, recruiting, travel and entertainment and occupancy costs totaling $2.7 million.

Our SG&A expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our SG&A expenses for the three months ended August 31, 2010 would have been higher by $1.2 million.

Restructuring

During the three months ended August 31, 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics. Restructuring includes expenses associated with the elimination of overlapping positions and duplicative occupancy costs, the termination of overlapping vendor contracts and the discontinuance of the planned integration of a product into RiskMetrics’ standard product offering suite. Approximately $5.9 million of expense associated with the elimination of overlapping positions and $1.1 million of expense associated with duplicative occupancy costs and the discontinuance of the planned integration of a product into RiskMetrics’ standard product offering suite was recognized during the three months ended August 31, 2010.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. For the three months ended August 31, 2010, amortization of intangibles expense totaled $16.4 million compared to $6.4 million for the three months ended August 31, 2009. The increase of $10.0 million consisted of $12.1 million of increased amortization associated with the acquisitions made during the three months ended August 31, 2010 partially offset by $2.1 million of decreased amortization associated with the intangible assets related to the acquisition of Barra. The decrease was because a portion of the intangible assets related to the Barra acquisition became fully amortized at the end of fiscal 2009.

Depreciation and amortization of property, equipment and leasehold improvements

For the three months ended August 31, 2010 and 2009, depreciation and amortization of property, equipment, and leasehold improvements totaled $4.9 million and $2.9 million, respectively. Approximately $1.5 million of the increase is the result of depreciating equipment associated with the acquisitions made during the three months ended August 31, 2010.

Other Expense (Income), Net

Other expense (income), net for the three months ended August 31, 2010 was $20.8 million, an increase of $16.7 million compared to $4.1 million for the three months ended August 31, 2009. Approximately $15.8 million of the increase reflects increased interest expense resulting from the $1,275.0 million term loan we assumed as part of our acquisition of RiskMetrics and interest expense associated with the accelerated amortization of deferred financing and debt discount costs as a result of our termination of our former term loan facilities. The remaining $0.9 million increase reflects decreased interest income and increased foreign exchange losses recognized during the three months ended August 31, 2010.

Income Taxes

The provision for income tax expense was $10.3 million for the three months ended August 31, 2010, a decrease of $2.5 million, or 19.4%, compared to $12.8 million for the same period in 2009. Our effective tax rate was 50.0% for the three months ended August 31, 2010. This rate reflects the impact of costs related to the acquisition of RiskMetrics, some of which are not tax deductible, and net discrete tax benefits recognized during the three months ended August 31, 2010 which increased our effective tax rate by approximately 12.7%. Our effective tax rate was 37.9% for the three months ended August 31, 2009. This rate reflects the impact of net discrete tax benefits recognized during the three months ended August 31, 2009 which decreased our effective tax rate by approximately 0.3%.

Segment Results of Operations

The results of operations by segment for the three months ended August 31, 2010 and 2009 are as follows:

	Three months Ended August 31, 2010			Three months Ended August 31, 2009
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
Operating revenues	$172,425	$30,308	$202,733	$108,868	$—	$108,868

Cost of services	51,962	17,779	69,741	28,247	—	28,247
Selling, general and administrative	58,376	4,930	63,306	33,525	—	33,525
Restructuring	6,032	921	6,953	—	—	—
Amortization of intangible assets	13,000	3,350	16,350	6,429	—	6,429
Depreciation expense	4,383	551	4,934	2,869	—	2,869

Total operating expenses	133,753	27,531	161,284	71,070	—	71,070

Operating income	38,672	2,777	41,449	37,798	—	37,798
Other expense (income), net			20,825			4,087

Income before provision for income taxes			20,624			33,711
Provision for income taxes			10,305			12,787

Net income			$10,319			$20,924

Pro Forma Results of Operations

The unaudited pro forma financial information below summarizes the combined results of operations for MSCI and RiskMetrics as though the companies were combined as of December 1, 2008. The pro forma financial information for all periods presented exclude transaction costs directly attributable to the acquisition and also includes the business combination accounting effects resulting from the acquisition including the amortization charges from acquired intangible assets (certain of which are preliminary), adjustments to interest income for lower average cash balances, interest expense for borrowings and the amortization of deferred financing fees, debt discounts and prepaid agency fees and the related tax effects as though the companies were combined as of December 1, 2008.

The unaudited pro forma financial information for the three months ended August 31, 2010 presents the results of MSCI operations for the three months ended August 31, 2010 after the effects of the pro forma adjustments listed above. The unaudited pro forma financial information for the three months ended August 31, 2009 combines the historical results of

MSCI for the three months ended August 31, 2009 and the historical results of RiskMetrics for the three month-period ended September 30, 2009 (due to differences in reporting periods) after the effects of the pro forma adjustments listed above.

The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the RiskMetrics acquisition had taken place at December 1, 2008. The unaudited pro forma financial information was as follows for the three months ended August 31, 2010 and 2009:

	Three Months Ended August 31,
	2010	2009	Increase/(Decrease)
	(in thousands)
Pro forma operating revenues	$202,733	$182,848	$19,885	10.9%

Pro forma operating expenses:
Cost of services	69,741	64,238	5,503	8.6%
Selling, general and administrative	49,614	49,541	73	0.1%
Restructuring	6,953	—	6,953	n/a
Amortization of intangible assets	15,887	18,331	(2,444)	(13.3%)
Depreciation and amortization of property, equipment, and leasehold improvements	4,934	5,057	(123)	(2.4%)

Total pro forma operating expenses	147,129	137,167	9,962	7.3%

Pro forma operating income	55,604	45,681	9,923	21.7%
Pro forma other expense (income), net	17,463	15,570	1,893	12.2%
Pro forma provision for income taxes	17,276	9,907	7,369	74.4%

Pro forma net income	$20,865	$20,204	$661	3.3%

Total pro forma operating revenues for the three months ended August 31, 2010 increased $19.9 million, or 10.9%, to $202.7 million compared to $182.8 million for the three months ended August 31, 2009. The increase was driven by growth of $13.5 million in revenues related to index and ESG products and $7.3 million in revenues related to risk management analytics products partially offset by a decrease of $1.2 million in revenues related to governance products due to pricing pressure from clients seeking to reduce costs, particularly in the recent economic environment, as well as clients’ adjustment to the launch of the ProxyExchange platform.

Total pro forma operating expenses for the three months ended August 31, 2010 increased approximately $10.0 million, or 7.3%, to $147.1 million compared to $137.2 million for the three months ended August 31, 2009. The increase was driven by $7.0 million in restructuring costs, $3.7 million in higher pro forma compensation costs in cost of services for current staff and increased staffing levels and approximately $1.8 million in higher pro forma market data, third-party consulting, occupancy, travel and entertainment and recruiting costs. Partially offsetting these was a $2.4 million decrease in amortization of intangible assets expense primarily caused by the effect of a portion of the intangible assets associated with the Barra acquisition becoming fully amortized at the end of fiscal 2009.

Pro forma other expense (income), net increased $1.9 million, or 12.2%, to $17.5 million for the three months ended August 31, 2010 compared to $15.6 million for the three months ended August 31, 2009. The increase was driven primarily by the increased foreign exchange losses recognized during the three months ended August 31, 2010 compared to the same period in 2009.

The pro forma provision for income tax expense was $17.3 million for the three months ended August 31, 2010, an increase of $7.4 million, or 74.4%, compared to $9.9 million for the same period in 2009. The increase was the result of net discrete tax expenses recognized during the three months ended August 31, 2010.

Results of Operations

Nine Months Ended August 31, 2010 Compared to the Nine Months Ended August 31, 2009:

	Nine Months Ended August 31,
	2010	2009	Increase/(Decrease)
	(in thousands, except per share data)
Operating Revenues	$449,583	$324,158	$125,425	38.7%

Operating expenses:
Cost of services	129,495	86,451	43,044	49.8%
Selling, general and administrative	140,944	102,293	38,651	37.8%
Restructuring	6,953	—	6,953	n/a
Amortization of intangible assets	24,905	19,286	5,619	29.1%
Depreciation and amortization of property, equipment, and leasehold improvements	11,883	8,892	2,991	33.6%

Total operating expenses	314,180	216,922	97,258	44.8%

Operating income	135,403	107,236	28,167	26.3%
Other expense (income), net	32,991	15,168	17,823	117.5%
Provision for income taxes	40,508	34,802	5,706	16.4%

Net income	$61,904	$57,266	$4,638	8.1%

Earnings per basic common share	$0.56	$0.55	$0.01	1.8%

Earnings per diluted common share	$0.55	$0.55	$—	—%

Operating margin	30.1%	33.1%

Operating Revenues

The following table summarizes the revenue by category for the nine months ended August 31, 2010 compared to the nine months ended August 31, 2009:

	Nine Months Ended August 31,
	2010	2009	Increase/ (Decrease)
	(in thousands)

Index products:
Subscriptions	$163,457	$140,077	$23,380	16.7%
Asset based fees	75,754	49,092	26,662	54.3%

Total index products	239,211	189,169	50,042	26.5%
Risk management analytics	76,541	27,016	49,525	183.3%
Portfolio management analytics	92,166	97,387	(5,221)	(5.4)%
Energy and commodity analytics	11,357	10,586	771	7.3%
Governance	30,308	—	30,308	n/a

Total operating revenues	$449,583	$324,158	$125,425	38.7%

Total operating revenues for the nine months ended August 31, 2010 increased $125.4 million, or 38.7%, to $449.6 million compared to $324.2 million for the nine months ended August 31, 2009. Approximately $78.1 million of the growth was comprised of revenues contributed by the acquisitions made during the nine months ended August 31, 2010. The remaining $47.3 million of growth was comprised of increases in asset based fees and subscription revenues of $26.7 million and $20.7 million, respectively. Our revenues are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our revenues for the nine months ended August 31, 2010 would have been higher by $5.6 million.

Revenues related to index products increased $50.0 million, or 26.5%, to $239.2 million for the nine months ended August 31, 2010 compared to $189.2 million for the nine months ended August 31, 2009. Revenues from the index subscriptions products sub-category were up $23.4 million, or 16.7%, to $163.5 million for the nine months ended August 31, 2010 compared to $140.1 million in the same period in 2009. Approximately $4.7 million of the growth was comprised of revenues contributed by the acquisitions made during the nine months ended August 31, 2010. The remaining $18.7 million was primarily attributable to strong growth in our benchmark products.

Revenues attributable to the index asset based fees products sub-category increased $26.7 million, or 54.3%, to $75.8 million for the nine months ended August 31, 2010 compared to $49.1 million for the nine months ended August 31, 2009. The average value of assets in ETFs linked to MSCI equity indices in the aggregate increased 68.6% to $247.9 billion for the nine months ended August 31, 2010 compared to $147.0 billion for the nine months ended August 31, 2009. As of August 31, 2010, the value of assets in ETFs linked to MSCI equity indices was $258.7 billion, representing an increase of 29.9% from $199.2 billion as of August 31, 2009.

Revenues related to risk management analytics products increased $49.5 million, or 183.3%, to $76.5 million for the nine months ended August 31, 2010 compared to $27.0 million in the same period in 2009. Approximately $43.1 million of the growth was comprised of revenues contributed by the acquisitions made during the nine months ended August 31, 2010. The remaining $6.4 million of organic growth reflects an increase of $6.8 million, or 33.5%, to $27.1 million in our risk analytics revenues and an increase of $0.4 million, or 23.8%, to $1.9 million in our performance attribution analytics revenues, partially offset by a decrease of $0.8 million, or 14.5%, to $4.4 million in our other risk managment analytics revenues.

Revenues related to portfolio management analytics products decreased $5.2 million, or 5.4%, to $92.2 million for the nine months ended August 31, 2010 compared to $97.4 million for the nine months ended August 31, 2009. Within the portfolio management analytics products, equity portfolio analytics revenues declined 5.0% to $88.2 million and fixed income portfolio analytics revenues declined 12.1% to $4.0 million.

Revenues from energy and commodity analytics products increased $0.8 million, or 7.3%, to $11.4 million for the nine months ended August 31, 2010 compared to $10.6 million in the same period in 2009.

The governance products contributed $30.3 million to our revenues for the nine months ended August 31, 2010. The governance product line was acquired with our purchase of RiskMetrics on June 1, 2010 and had no effect on our results of operations prior to that date.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated nine months ended as if we had completed the RiskMetrics acquisition as of the beginning of the periods indicated:

	August 31,
	2010	2009
Index products	92.4%	92.4%
Risk management analytics	88.0%	81.8%
Portfolio management analytics	86.9%	79.2%
Energy and commodity analytics	85.5%	88.8%
Governance	82.2%	81.0%
Total	88.1%	84.2%

The following table sets forth our Core Retention Rates by product category for the indicated nine months ended as if we had completed the RiskMetrics acquisition as of the beginning of the periods indicated:

	August 31,
	2010	2009
Index products	92.9%	92.8%
Risk management analytics	89.5%	82.7%
Portfolio management analytics	89.1%	80.7%
Energy and commodity analytics	85.5%	88.8%
Governance	82.2%	81.0%
Total	89.1%	84.9%

The Aggregate Retention Rates for any nine month period are calculated by annualizing the cancellations for which we have received a notice of termination or non-renewal and we have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the nine month period. For the calculation of the Core Retention Rate the same methodology is used except the cancellations during the nine month period are reduced by the amount of product swaps. We do not calculate Aggregate or Core Retention Rates for that portion of our Run Rate attributable to assets in investment products linked to our indices or to trading volumes of futures and options contracts linked to our indices.

Operating Expenses

The following table shows operating expenses by each of the categories:

	Nine Months Ended August 31,
	2010	2009	Increase/(Decrease)
	(in thousands)
Cost of services
Compensation and benefits	$96,657	$64,769	$31,888	49.2%
Non-compensation expenses	32,838	21,682	11,156	51.5%

Total cost of services	129,495	86,451	43,044	49.8%
Selling, general and administrative
Compensation and benefits	77,952	70,174	7,778	11.1%
Non-compensation expenses	62,992	32,119	30,873	96.1%

Total selling, general and administrative	140,944	102,293	38,651	37.8%
Restructuring	6,953	—	6,953	n/a
Amortization of intangible assets	24,905	19,286	5,619	29.1%
Depreciation of property, equipment, and leasehold improvements	11,883	8,892	2,991	33.6%

Total operating expenses	$314,180	$216,922	$97,258	44.8%

Compensation and benefits	$174,609	$134,943	$39,666	29.4%
Non-compensation expenses	95,830	53,801	42,029	78.1%
Restructuring	6,953	—	6,953	n/a
Amortization of intangible assets	24,905	19,286	5,619	29.1%
Depreciation of property, equipment, and leasehold improvements	11,883	8,892	2,991	33.6%

Total operating expenses	$314,180	$216,922	$97,258	44.8%

Operating expenses were $314.2 million for the nine months ended August 31, 2010, an increase of $97.3 million, or 44.8%, compared to $216.9 million for the nine months ended August 31, 2009. Approximately $65.2 million of the increase was comprised of expenses contributed by the acquisitions made during the nine months ended August 31, 2010. The remaining $32.1 million increase primarily reflects $21.2 million in transaction costs associated with the acquisition of RiskMetrics and higher compensation and non-compensation costs, expenses we began incurring in the three months ended August 31, 2010 to restructure our operations after our acquisition of RiskMetrics and higher depreciation expense partially offset by reduced amortization of the intangible assets related to the Barra acquisition. Our operating expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our operating expense for the nine months ended August 31, 2010 would have been higher by $5.5 million.

During the nine months ended August 31, 2010, compensation and benefits costs were $174.6 million, an increase of $39.7 million, or 29.4%, compared to $134.9 million in the same period of 2009. Approximately $38.6 million of the increase was comprised of expenses contributed by the acquisitions made during the three months ended August 31, 2010. The remaining $1.1 million of the increase reflects $11.4 million in higher costs related to current staff and increased staffing levels partially offset by $8.9 million of lower stock based compensation expense and $1.4 million of lower post-retirement and other employee costs.

Stock based compensation expense for the nine months ended August 31, 2010 was $20.0 million, a decrease of $6.2 million, or 23.8%, compared to $26.2 million in same period of 2009. The decrease was comprised primarily of lower expense associated with the founders grant award partially offset by the expense associated with a performance award granted in June 2010 to certain of our employees, the amortization of awards assumed upon the acquisition of RiskMetrics and amortization of restricted stock units granted as a component of the 2008 and 2009 annual bonus awards. Approximately $6.3 million and $20.4 million of the stock based compensation expense was related to the founders grant award for the nine months ended August 31, 2010 and 2009, respectively. The decrease in the expense related to the founders grant award is primarily attributable to the vesting of the first tranche in November 2009, representing one-half of the award, and increased expense in the prior year due to adjustments to the estimated rates of forfeiture.

Non-compensation expenses for the nine months ended August 31, 2010 was $95.8 million, an increase of $42.0 million, or 78.1%, compared to $53.8 million in the same period of 2009. Approximately $13.0 million of the increase was comprised of expenses contributed by the acquisitions made during the three months ended August 31, 2010. The remaining $29.0 million increase reflects $21.2 million in costs related to the acquisition of RiskMetrics as well as increased third party consulting, other tax and license fees, market data, information technology, recruiting, insurance, travel and entertainment and occupancy costs of $10.1 million. The increases were partially offset by a $1.8 million year over year decrease in costs resulting from the elimination of costs allocated by Morgan Stanley following our May 22, 2009 separation and a decrease in our reserve for uncollectible accounts as a result of our increased collection efforts.

Cost of Services

For the nine months ended August 31, 2010, total cost of services expenses increased $43.0 million, or 49.8%, to $129.5 million compared to $86.5 million for the nine months ended August 31, 2009. Approximately $38.6 million of the increase was comprised of expenses contributed by the acquisitions made during the three months ended August 31, 2010. The remaining $4.4 million increase was largely due to an increase in compensation and benefits, travel and entertainment, market data and occupancy costs partially offset by decreased information technology costs.

Compensation and benefits expenses for the nine months ended August 31, 2010 increased $31.9 million to $96.7 million compared to $64.8 million for the nine months ended August 31, 2009. Approximately $28.9 million of the increase was the result of the acquisitions made during the three months ended August 31, 2010. The remaining $3.0 million increase was largely due to the cost associated with increased staffing levels partially offset by decreased share-based compensation and employee benefit and severance costs.

Non-compensation expenses for the nine months ended August 31, 2010 increased approximately $11.2 million to $32.8 million compared to $21.7 million for the nine months ended August 31, 2009. Approximately $9.7 million of the increase was the result of the acquisitions made during the three months ended August 31, 2010. The remaining $1.5 million increase was largely due to increased travel and entertainment, market data, third-party consulting and occupancy costs partially offset by decreased information technology costs.

Our cost of services expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our cost of services for the nine months ended August 31, 2010 would have been higher by $2.3 million.

Selling, General and Administrative

SG&A expenses were $140.9 million for the nine months ended August 31, 2010, an increase of $38.6 million, or 37.8%, compared to $102.3 million for the nine months August 31, 2009. Approximately $13.0 million of the increase was the result of the acquisitions made during the three months ended August 31, 2010.

Compensation and benefits expenses increased by $7.8 million to $78.0 million for the nine months ended August 31, 2010 compared to $70.2 million for the nine months ended August 31, 2009. Approximately $9.6 million of the increase was the result of the acquisitions made during the three months ended August 31, 2010. The remaining $1.8 million decrease was largely due to decreased founders grant expense, as previously discussed, and post-retirement and other employee benefits partially offset by increased costs associated with current staff and increased staffing levels.

Non-compensation expenses for the nine months ended August 31, 2010 increased $30.9 million to $63.0 million compared to $32.1 million for the nine months ended August 31, 2009. Approximately $3.3 million of the increase was the result of the acquisitions made during the three months ended August 31, 2010. The remaining $27.6 million increase primarily reflects $21.2 million in costs related to the acquisition of RiskMetrics as well as increased information technology, other tax and license fees, third party consulting, recruiting, travel and entertainment and occupancy costs totaling $8.3 million partially offset by the elimination of cost allocations from Morgan Stanley as a result of our separation on May 22, 2009 and a decrease in our reserve for uncollectible accounts as a result of our increased collection efforts.

Our SG&A expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our SG&A expenses for the nine months ended August 31, 2010 would have been higher by $2.7 million.

Restructuring

Restructuring expense of $7.0 million, consisting of approximately $5.9 million of expense associated with the elimination of overlapping positions and $1.1 million of expense associated with duplicative occupancy costs and the discontinuance of the planned integration of a product into RiskMetrics’ standard product offering suite, was recognized during the nine months ended August 31, 2010.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. For the nine months ended August 31, 2010, amortization of intangibles expense totaled $24.9 million compared to $19.3 million for the nine months ended August 31, 2009. The increase of $5.6 million consisted of $12.1 million of increased amortization associated with the acquisitions made during the nine months ended August 31, 2010 partially offset by $6.5 million of decreased amortization associated with the intangible assets related to the acquisition of Barra. The decrease was because a portion of the intangible assets related to the acquisition of Barra became fully amortized at the end of fiscal 2009.

Depreciation and amortization of property, equipment and leasehold improvements

For the nine months ended August 31, 2010 and 2009, depreciation and amortization of property, equipment, and leasehold improvements totaled $11.9 million and $8.9 million, respectively. Approximately $1.5 million of the increase is the result of depreciating equipment associated with the acquisitions made during the three months ended August 31, 2010.

Other Expense (Income), Net

Other expense (income), net for the nine months ended August 31, 2010 was $33.0 million, an increase of $17.8 million compared to $15.2 million for the nine months ended August 31, 2009. Approximately $18.7 million of increased interest expense resulting from the $1,275.0 million term loan we assumed as part of our acquisition of RiskMetrics and interest expense associated with the accelerated amortization of deferred financing and debt discount costs as a result of our termination of our former term loan and interest rate swap facilities was recognized during the nine months ended August 31, 2010. Partially offsetting this was an increase in interest income and decreased foreign exchange losses recognized during the nine months ended August 31, 2010 compared to the same period of 2009.

Income Taxes

The provision for income tax expense was $40.5 million for the nine months ended August 31, 2010, an increase of $5.7 million, or 16.4%, compared to $34.8 million for the same period in 2009. The increase was the result of higher taxable income and the impact of costs related to the acquisition of RiskMetrics, some of which are not tax deductible, partially offset by the net discrete tax benefits recognized during the nine months ended August 31, 2010. The effective tax rate was 39.6% and 37.8% for the nine months ended August 31, 2010 and 2009, respectively. Our effective tax rate was approximately 2.7% higher for the nine months ended August 31, 2010 as a result of the non-deductible acquisition costs and net discrete tax benefits recognized during the period.

Segment Results of Operations

The results of operations by segment for the nine months ended August 31, 2010 and 2009 are as follows:

	Nine months Ended August 31, 2010			Nine months Ended August 31, 2009
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
Operating revenues	$419,275	$30,308	$449,583	$324,158	$—	$324,158

Cost of services	111,716	17,779	129,495	86,451	—	86,451
Selling, general and administrative	136,014	4,930	140,944	102,293	—	102,293
Restructuring	6,032	921	6,953	—	—	—
Amortization of intangible assets	21,555	3,350	24,905	19,286	—	19,286
Depreciation expense	11,332	551	11,883	8,892	—	8,892

Total operating expenses	286,649	27,531	314,180	216,922	—	216,922

Operating income	132,626	2,777	135,403	107,236	—	107,236
Other expense (income), net			32,991			15,168

Income before provision for income taxes			102,412			92,068
Provision for income taxes			40,508			34,802

Net income			$61,904			$57,266

Pro Forma Results of Operations

The unaudited pro forma financial information below summarizes the combined results of operations for MSCI and RiskMetrics as though the companies were combined as of December 1, 2008. The pro forma financial information for all periods presented exclude transaction costs directly attributable to the acquisition and also includes the business combination accounting effects resulting from the acquisition including the amortization charges from acquired intangible assets (certain of which are preliminary), adjustments to interest income for lower average cash balances, interest expense for borrowings and the amortization of deferred financing fees, debt discounts and prepaid agency fees and the related tax effects as though the companies were combined as of December 1, 2008.

The unaudited pro forma financial information for the nine months ended August 31, 2010 combines the historical results of MSCI for the nine months ended August 31, 2010, the historical results of RiskMetrics for the three month-period ended March 31, 2010 and the historical results of RiskMetrics for the three month-period ended December 31, 2009 (due to differences in reporting periods). The unaudited pro forma financial information for the nine months ended August 31, 2009 combines the historical results of MSCI for the nine months ended August 31, 2009 and the historical results of RiskMetrics for the nine month-period ended September 30, 2009 (due to differences in reporting periods).

The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the RiskMetrics acquisition had taken place at December 1, 2008. The unaudited pro forma financial information was as follows for the nine months ended August 31, 2010 and 2009:

	Nine Months Ended August 31,
	2010	2009	Increase/(Decrease)
	(in thousands)
Pro forma operating revenues	$603,101	$551,047	$52,054	9.4%

Pro forma operating expenses:
Cost of services	203,237	190,393	12,844	6.7%
Selling, general and administrative	150,561	153,068	(2,507)	(1.6%)
Restructuring	6,953	—	6,953	n/a
Amortization of intangible assets	48,246	54,992	(6,746)	(12.3%)
Depreciation and amortization of property, equipment, and leasehold improvements	16,131	15,145	986	6.5%

Total pro forma operating expenses	425,128	413,598	11,530	2.8%

Pro forma operating income	177,973	137,449	40,524	29.5%
Pro forma other expense (income), net	52,259	50,188	2,071	4.1%
Pro forma provision for income taxes	45,542	31,112	14,430	46.4%

Pro forma net income	$80,172	$56,149	$24,023	42.8%

Total pro forma operating revenues for the nine months ended August 31, 2010 increased $52.1 million, or 9.4%, to $603.1 million compared to $551.0 million for the nine months ended August 31, 2009. Subscription revenue increased $23.5 million, or 4.9%, to $502.2 million for the nine months ended August 31, 2010, driven by growth in index and ESG product and risk management analytics products partially offset by decreases in revenues from portfolio management analytics products and governance products. Non-recurring revenues increased $1.9 million, or 8.0%, to $25.2 million for the nine months ended August 31, 2010. The increase was driven by $2.8 million in higher non-recurring equity index subscription revenues partially offset by a $0.5 million decrease in governance products revenues due to pricing pressure from clients seeking to reduce costs, particularly in the recent economic environment, as well as clients’ adjustment to the launch of the ProxyExchange platform.

Total pro forma operating expenses for the nine months ended August 31, 2010 increased $11.5 million, or 2.8%, to $425.1 million compared to $413.6 million for the nine months ended August 31, 2009. The increase was driven by $7.0 million in restructuring costs, $7.0 million in higher pro forma compensation costs in cost of services for current staff and increased staffing levels and approximately $5.6 million in higher pro forma market data, third-party consulting, occupancy and voting costs in cost of services and $1.0 million in higher depreciation and amortization of property, equipment and leasehold improvements. Partially offsetting these was a $6.7 million decrease in amortization of intangible assets expense primarily caused by the effect of a portion of the intangible assets associated with the Barra acquisition becoming fully amortized at the end of fiscal 2009, a decrease of $1.6 million in pro forma compensation costs in SG&A with the decrease in founders grant expense more than offsetting the increase in costs for current staff and increased staffing levels and a $0.9 million decrease in pro forma non-compensation costs in SG&A.

Pro forma other expense (income), net increased $2.1 million, or 4.1%, to $52.3 million for the nine months ended August 31, 2010 compared to $50.2 million for the nine months ended August 31, 2009. The increase was driven primarily by the increased foreign exchange losses recognized during the nine months ended August 31, 2010 compared to the same period in 2009.

The pro forma provision for income tax expense was $45.5 million for the nine months ended August 31, 2010, an increase of $14.4 million, or 46.4%, compared to $31.1 million for the same period in 2009. The increase was primarily the result of higher taxable income during the nine months ended August 31, 2010.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K for the fiscal year ended November 30, 2009 and also in Note 2, “Recent Accounting Standards Updates,” in Notes to Condensed Consolidated Financial Statements included herein. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended November 30, 2009. There were no significant changes in our accounting policies or critical accounting estimates since the end of the fiscal year ended November 30, 2009.

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

On June 1, 2010, we paid $71.8 million to retire our then-existing credit facility and interest rate swaps plus the related accrued interest. On that same day, we entered into a new senior secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. Incorporated, as collateral agent, and the other lenders party thereto, which is comprised of (i) a $1,275.0 million six-year senior secured term loan facility and (ii) a $100.0 million five-year revolving credit facility, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility (the “New Credit Facility”). We are required to repay 1.00% of the principal of the term loan facility per year in quarterly installments. The New Credit Facility also contains number of mandatory prepayment requirements, including a requirement to repay a specified amount of the term loan facility annually from a portion of our excess cash flows (as defined in the New Credit Facility, which varies based on our leverage ratio). Any remaining principal of the term loan facility will be payable on the final maturity date of the facility. We expect to repay the New Credit Facility with cash generated from our ongoing operations.

The senior secured term loan facility matures in June 2016. We borrowed the full amount of the $1,275.0 million senior secured term loan facility on June 1, 2010 and used the proceeds to fund in part the $1,146.7 million cash consideration for our acquisition of RiskMetrics, repay the outstanding credit facilities of MSCI and RiskMetrics and pay related fees and expenses. The revolving credit facility matures in June 2015 and is available to fund our working capital requirements and for other general corporate purposes

Borrowings under the New Credit Facility will bear interest at a rate equal to the sum of the greater of the London Interbank Offered Rate and 1.50%, and a margin of 3.25%, which margin will be subject to adjustment based on our leverage ratio after we deliver our first quarterly compliance certificate (as defined in the New Credit Facility). For the unused credit, we pay an annual 0.75% non-usage fee.

The effective combined rate on our hedged and unhedged debt was 4.85% for the three months ended August 31, 2010.

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

The New Credit Facility also requires us to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) a maximum total leverage ratio (as defined in the New Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed (a) 4.00:1.00 through February 28, 2011, (b) 3.75:1.00 from March 1, 2011 through May 31, 2011, (c) 3.50:1.00 from June 1, 2011 through August 31, 2011, (d) 3.25:1.00 from September 1, 2011 through December 31, 2011 and (e) 2.75:1.00 thereafter; and (2) a minimum interest coverage ratio (as defined in the New Credit Facility) measured quarterly on a rolling four-quarter basis shall be (a) 4.50:1.00 through February 28, 2011, and (b) 5.00:1.00 thereafter. As of August 31, 2010, our Consolidated Leverage Ratio as defined in the Credit Facility was 3.31: 1.0 and our Consolidated Interest Coverage Ratio as defined in the Credit Facility was 6.50: 1.0.

The New Credit Facility also contains customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, bankruptcy and insolvency events, invalidity or impairment of loan documentation or collateral, change of control and customary ERISA defaults.

Cash flows

Cash and cash equivalents

	As of
	August 31, 2010	November 30, 2009

	(in thousands)
Cash and cash equivalents	$197,735	$176,024

Cash provided by (used in) operating, investing and financing activities

	For the Nine Months Ended
	August 31, 2010	August 31, 2009
	(in thousands)
Cash provided by operating activities	$121,238	$120,844
Cash used in investing activities	$(854,624)	$(260,908)
Cash provided by (used in) financing activities	$755,885	$(17,371)

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash flow from operating activities for the nine months ended August 31, 2010 was $121.2 million compared to $120.8 million for the same period of 2009. The change primarily reflects higher net income adjusted for non-cash items offset by payments made for acquired liabilities from the RiskMetrics acquisition as well as increases in prepaid income taxes and other assets relative to the prior year.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash flows used in investing activities were $854.6 million for the nine months ended August 31, 2010 compared to $260.9 million for the nine months ended August 31, 2009. The decrease of $593.7 million primarily reflects the cash outflows to complete our acquisitions of RiskMetrics and Measurisk offset in part by the decreased purchases and increased proceeds from the maturity of short-term investments during the nine months ended August 31, 2010.

Cash flows from financing activities

Cash flows provided by financing activities were $755.9 million for the nine months ended August 31, 2010 compared to cash flows used in financing activities of $17.4 million for nine months ended August 31, 2010 and 2009, respectively. The increase reflects the net $1,234.6 million of proceeds from the borrowings under the new credit facility assumed to complete the acquisition of RiskMetrics, the receipt of $14.1 million in increased proceeds from the exercise of employee stock options and $2.5 million in excess tax benefits related to the exercise of options and the conversion of restricted stock units and restricted stock awards that occurred during the nine months ended August 31, 2010. Partially offsetting these amounts were the increased payments made to retire the prior MSCI credit facility and the acquired RiskMetrics credit facility of $474.5 million and a $3.5 million increase to repurchase shares to be held in treasury to satisfy tax obligations related to converted share-based compensation awards.

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

Revenues from index-linked investment products represented approximately $75.8 million, or 16.8%, and $49.2 million, or 15.2%, of our operating revenues for the nine months ended August 31, 2010 and August 31, 2009, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, substantially all of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in euros, pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. Approximately $53.9 million, or 12.0%, and $40.7 million, or 12.6%, of our revenues for the nine months ended August 31, 2010 and 2009, respectively, were denominated in foreign currencies, the majority of which were in euros, pounds sterling and Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $104.9 million, or 33.4%, and $72.7 million, or 33.5%, of our expenses for the nine months ended August 31, 2010 and 2009, respectively, were denominated in foreign currencies, the significant majority of which were denominated in Swiss francs, pounds sterling, Hong Kong dollars, euros, Hungarian forints, Indian rupees, Japanese yen and Mexican pesos. Expenses paid in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. As a result of these positions, we recognized foreign currency exchange losses of $0.6 million and $0.4 million for the nine months ended August 31, 2010 and 2009, respectively. These amounts were recorded in “other expense (income)” in our Condensed Consolidated Statements of Income. Although we do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency, we minimize exposure by reducing the value of the assets and liabilities in currencies other than the functional currency of the legal entity in which they are located.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $197.7 million at August 31, 2010 and $176.0 million at November 30, 2009, respectively. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. At August 31, 2010 and November 30, 2009, we had invested $42.6 million and $295.3 million, respectively, in debt securities with maturity dates ranging from 91 to 365 days from the date of purchase. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the New Credit Facility will bear interest at a rate equal to the sum of the greater of the London Interbank Offered Rate and 1.50%, and a margin of 3.25%, which margin will be subject to adjustment based on our leverage ratio after we deliver our first quarterly compliance certificate.

On July 21, 2010, the Company entered into two interest rate swap agreements for an aggregate notional principal amount of $446.3 million (“New Swap Agreements”) amortizing through August 2013. The New Swap Agreements were designated as cash flow hedges of interest rate risk and qualify for hedge accounting treatment under ASC Subtopic 815-10. The effective fixed rate on the aggregate notional principal amount swapped of $446.3 million for the three months ended August 31, 2010 was 5.12%. On August 31, 2010, the effective fixed rate on the notional principal amount swapped was 5.12%.

Changes in LIBOR will affect the interest rate on the portion of our credit facilities which have not been hedged by the interest rate swaps and, therefore, our costs under the credit facilities. Assuming an average of $826.7 million of variable rate debt outstanding, a hypothetical 220 basis point increase in LIBOR for a one year period would result in approximately $8.3 million of additional interest rate expense.

We recorded a pre-tax loss in other comprehensive income of $2.1 million ($1.3 million after tax) for the three months ended August 31, 2010 as a result of the fair value measurement of these swaps. The fair value of these swaps is included in other accrued liabilities on our Condensed Consolidated Statement of Financial Condition.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of August 31, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

On June 1, 2010, we acquired RiskMetrics, at which time RiskMetrics became a subsidiary of the Company. See Note 3 to the condensed consolidated financial statements contained in this Quarterly Report for further details of the transaction. We are currently in the process of assessing and integrating RiskMetric’s internal controls over financial reporting into our financial reporting systems. Management’s assessment of internal control over financial reporting at August 31, 2010, excludes the operations of RiskMetrics as allowed by SEC guidance related to internal controls of recently acquired entities. Other than the acquisition, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the three months ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

From time to time we are party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A.	Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2009 and “Risk Factors” in Item 1A of our Quarterly Report on Form 10-Q for the period ended May 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the quarter ended August 31, 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (June 1, 2010-June 30, 2010) Employee Transactions (1)	17,874	$29.26	N/A	N/A

Month #2 (July 1, 2010-July, 2010) Employee Transactions (1)	44,270	$27.85	N/A	N/A

Month #3 (August 1, 2010-August 31, 2010) Employee Transactions (1)	—	$—	N/A	N/A

Total Employee Transactions (1)	62,144	$28.26	N/A	N/A

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

Dated: October 1, 2010

MSCI INC. (Registrant)

By:	/s/ David M. Obstler
David M. Obstler Principal Financial Officer and Authorized Signatory

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED AUGUST 31, 2010

	3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008)

	10.1	Credit Agreement dated as of June 1, 2010 among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley & Co. Incorporated, as Collateral Agent, Morgan Stanley Senior Funding, Inc., as Swing Line Lender and L/C Issuer and the other lenders party thereto (filed as Exhibit 2.2 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on June 1, 2010 and incorporated herein by reference herein)

	11	Statement Re: Computation of Earnings Per Common share (The calculation per share earnings is in Part I, Item I, Note 3 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.

*	15	Letter of awareness from Deloitte & Touche LLP, dated October 1, 2010, concerning unaudited interim financial information

**	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

**	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

101.INS – XBRL	Instance Document.

101.SCH – XBRL	Taxonomy Extension Schema Document.

101.CAL – XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB – XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE – XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF – XBRL	Taxonomy Extension Definition Linkbase Document.

*	Filed herewith
**	Furnished herewith

E-1