Form 10-K
period 2010-11-30
MSCI Inc.
filed 2011-01-31
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

Commission file number 001-33812

MSCI INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4038723
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Chase Manhattan Plaza, 44th Floor

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

YES  ☐    NO  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these securities as reported by The New York Stock Exchange on May 31, 2010) was approximately $3,054,920,949. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of January 24, 2011, there were 119,699,741 shares of the Registrant’s Class A common stock, $0.01 par value, outstanding and no shares of Registrant’s Class B common stock, $0.01 par value, outstanding.

Documents incorporated by reference: Portions of the Registrant’s proxy statement for its annual meeting of stockholders, to be held on May 5, 2011, are incorporated herein by reference into Part III of this Form 10-K.

MSCI INC.

FORM 10-K

FOR THE YEAR ENDED NOVEMBER 30, 2010

Except as the context otherwise indicates, the terms “MSCI,” “we,” “our,” and “us” refer to MSCI Inc. together with its subsidiaries. References to “RiskMetrics” refer to RiskMetrics Group, Inc., a wholly-owned subsidiary of ours that we acquired in June 2010 and its subsidiaries, including Institutional Shareholders Inc. and its subsidiaries, which is referred to as “ISS” herein, except that references to ISS products exclude certain KLD and Innovest products, which are included in the index and ESG product category (KLD, Innovest and ESG defined below).

When we refer to “fiscal year 2010” or “the fiscal year ended November 30, 2010,” we mean December 1, 2009 through November 30, 2010.

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

Overview

We are a leading global provider of investment decision support tools, including indices, portfolio risk and performance analytics and corporate governance products and services. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base including asset owners, such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; financial intermediaries, such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of November 30, 2010, we had approximately 5,800 clients across 78 countries. We had 33 offices in 19 countries to help serve our diverse client base, with approximately 53.3% of our revenue from clients in the Americas, 32.4% in Europe, the Middle East and Africa (“EMEA”) and 14.3% in Asia and Australia, based on revenues for the year ended November 30, 2010. See “—Clients” below for an explanation of how we calculate our number of clients.

Effective with the acquisition of RiskMetrics, the Company consists of two industry leading businesses: the Performance and Risk business and the Governance business. Together, these businesses offer what we believe is the most comprehensive suite of performance, risk management and corporate governance products and services available in our industry. See “—Company History and Acquisitions” below.

Our Performance and Risk business is a leading global provider of investment decision support tools, including equity indices, portfolio risk and performance analytics, credit analytics and environmental, social and governance (“ESG”) products. Our Performance and Risk products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, assessment of social responsibility and environmental stewardship and the effects of climate change on investments, investment manager selection and investment research. The flagship products within our Performance and Risk business are our Global Equity Indices and ESG products marketed under the MSCI brand, our market and credit risk analytics marketed under the RiskMetrics and Barra brands, our portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand and our valuation models and risk management software for the energy and commodities markets marketed under the FEA brand.

Our Governance business is a leading provider of corporate governance and specialized financial research and analysis services to institutional investors and corporations around the world. Among other things, the Governance business facilitates the voting of proxies by institutional investors and provides in-depth research and analysis to help inform voting decisions and identify issuer-specific risk. The Governance business offers both global security coverage and fully integrated products and services, including proxy voting, policy creation, research, vote recommendations, vote execution, post-vote disclosure and reporting and analytical tools. Within a firewall designed to separate it from the rest of the Governance business, a unit of the Governance business also provides products and services to corporate clients who may use those products and services to learn about and improve their governance and executive compensation practices. The flagship products within our Governance business are our governance research and outsourced proxy voting and reporting services marketed under the ISS brand and our forensic accounting risk research, legal and regulatory risk assessment and due diligence products marketed under the CFRA brand.

Our principal sales model in both of our business segments is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services, for an annual fee paid up front. Additionally, we have increasing recurring subscriptions to our managed services offering in which our staff oversee the production of risk and performance reports on behalf of our clients. For the year ended November 30, 2010, approximately $537.8 million, or 81.1%, of our revenues was attributable to annual, recurring subscriptions. Furthermore, $104.1 million of our revenues comes from clients who use our indices as the basis for index-linked investment products such as ETFs. We also derive revenues from certain institutional clients that use our indices as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generate a limited amount of our revenues from certain exchanges that use our indices as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. We also receive revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services, overages relating to the proxy research and voting services and from certain products and services that are designed for one-time usage.

Our Aggregate and Core Retention Rates for the year ended November 30, 2010 were 87.2% and 88.1% and are lower than pre-financial crisis peaks due to the recent adverse financial environment and increased competition which resulted in client liquidations and consolidations, price pressure and declines in demand for discretionary financial research products. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Retention Rates,” for definitions of Aggregate and Core Retention Rates.

Company History and Acquisitions

We were a pioneer in developing the market for global equity index products and introduced our first equity index products in 1969. We were incorporated in Delaware in 1998 and until we became a public company in November 2007 our only two shareholders were Morgan Stanley and Capital Group International, Inc. (“Capital Group International”).

In June 2004, we acquired Barra, Inc. (“Barra”), a provider of portfolio risk analytics tools that launched its first risk analytics products in 1975, broadening our product range beyond index products.

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

In May 2009, Morgan Stanley converted approximately 27.7 million shares of our class B common stock, representing the remainder of its equity interest in us, into shares of our class A common stock by selling such shares pursuant to a registered secondary offering. Currently, there are no shares of our class B common stock outstanding and management has no intention of issuing any shares of our class B common stock. Although we began the transition to an independent, stand-alone public company at the time of our IPO in November 2007, we became an independent, stand-alone public company following the May 2009 secondary offering.

In November 2009, we issued approximately 3.8 million shares of our class A common stock pursuant to a registered offering completed in conjunction with our inclusion in the S&P MidCap 400 Index.

In June 2010, we acquired RiskMetrics, a leading provider of risk management and governance products and services, in a cash-and-stock transaction valued at approximately $1,572.4 million. In connection with the acquisition, we issued approximately 12.6 million shares of class A common stock and we also entered into a senior secured credit agreement, which is comprised of (i) a $1,275.0 million six-year term loan facility and (ii) a $100.0 million five-year revolving credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” RiskMetrics’ operating revenues for the calendar year ended December 31, 2009 were $303.4 million. Immediately prior to the acquisition, RiskMetrics had over 3,400 clients located in 56 countries and approximately 1,100 employees located in 12 countries. RiskMetrics owns ISS, a pioneer in the development of policy-based proxy voting recommendations. ISS expands our product and service offerings to include a fully-outsourced proxy research, voting and vote reporting service, and corporate governance products and services. RiskMetrics acquired the Center for Financial Research and Analysis (“CFRA”), Innovest Strategic Advisors (“Innovest”) and KLD Research and Analytics, Inc. (“KLD”) in August 2007, March 2009 and October 2009, respectively. The acquisitions of these companies permits us to offer financial research and analysis products that provide our clients with research reports and analytical tools covering many investment criteria that we believe have become increasingly important to investors, including accounting and compensation practices, and environmental, social and governance products and services. As a part of MSCI, we believe RiskMetrics helps (i) increase our already strong operating cash flow, (ii) increase our recurring revenue and (iii) leverage the power of our brand, technology and our global reach. See Note 4, “Restructuring,” for a discussion of certain costs incurred in connection with the integration of RiskMetrics.

In July 2010, we acquired Measurisk, LLC (“Measurisk”), a provider of risk transparency and risk measurement tools for hedge fund investors, to aid us in developing a broad platform and setting the standard for analyzing and reporting hedge fund risk in response to our clients’ demands for increasing levels of transparency from their hedge fund managers.

Over the course of more than 40 years, we believe our organization has accumulated an in-depth understanding of the investment process worldwide. Based on this wealth of knowledge, we have created and continue to develop, enhance and refine sophisticated tools to meet the growing, complex and diverse needs of our clients’ investment processes. Our models and methodologies are the intellectual foundation of our business and include the innovative algorithms, formulas and analytical and quantitative techniques that we use, together with market data, to produce our products. Our long history has allowed us to build extensive databases of proprietary index, risk and governance data, as well as accumulate valuable historical market data, which we believe would be difficult to replicate and which provides us with a substantial competitive advantage.

We have grown significantly, organically and through acquisitions, such as those described above, with respect to our number of employees and revenues. As we have grown, we have increased our operations outside of the United States. We currently have branches or subsidiaries located in the following countries: Australia, Belgium, Brazil, Canada, China, France, Germany, Hungary, India, Italy, Japan, Mexico, the Philippines, Singapore, South Africa, Switzerland, United Arab Emirates, the U.K. and the U.S.

Business Segments, Products and Services

We divide our business operations into two segments: the Performance and Risk business and the Governance business. Business segment revenue, segment income from operations and assets attributable to foreign and domestic operations are set forth in Note 14, “Segment Information,” of the Notes to the Consolidated Financial Statements, included herein.

Performance and Risk Business Segment

Our primary Performance and Risk products consist of indices, portfolio risk and performance analytics, credit analytics and ESG products. We also have product offerings in the areas of energy and commodity asset valuation analytics and fixed income portfolio analytics. Our products are generally comprised of proprietary index data, proprietary risk and analytics data and ESG ratings, analysis and research and delivered via data feeds and proprietary software applications. Our index and risk data are created by applying our models and methodologies to market and fundamental data. For example, we input closing stock prices and other market data into our index methodologies to calculate our index data, and we input fundamental data and other market data into our risk models to produce risk forecasts for individual assets and portfolios of multiple asset classes, including equities, bonds, commodities, foreign exchange, futures, options, derivatives, structured products, interest-rate products and credit products. Our clients can use our data together with our proprietary software applications, third-party applications or their own applications in their investment process. Our software applications offer our clients sophisticated portfolio analytics to perform in-depth analysis of their portfolios, using our risk data, the client’s portfolio data and fundamental and market data. Our equity index products are typically branded “MSCI.” Our portfolio risk, performance analytics and credit analytics are typically branded “Barra” and “RiskMetrics.” In addition to MSCI branded ESG indices, we offer other environmental, social and governance products that are branded “MSCI ESG Research.” Our valuation models and risk management software for the energy and commodities markets are typically branded “FEA.”

Index and ESG Products

Our MSCI-branded equity indices are designed to measure returns available to investors across a wide variety of markets (e.g., Europe, Japan or emerging markets), sizes (e.g., small capitalization or large capitalization), styles (e.g., growth or value) and industries (e.g., banks or media). Our MSCI branded ESG indices are designed to help clients incorporate environmental, social and governance factors into their investment decisions. As of November 30, 2010, we calculated over 148,000 indices daily.

In addition to delivering our products directly to our clients, as of November 30, 2010, we also had more than 65 third-party financial information and analytics software providers who distribute our various equity index products worldwide. The performance of our equity indices is also frequently referenced when selecting investment managers, assigning return benchmarks in mandates, comparing performance and providing market and academic commentary. The performance of certain of our equity indices is reported on a daily basis in the financial media.

Our primary index products are:

•

MSCI Global Equity Indices. The MSCI Global Equity Indices are our flagship index products. They are designed to measure returns available to global investors across a variety of public equity markets. As of November 30, 2010, the MSCI Global Equity Indices covered 76 countries, including, among others, those in our developed market, emerging market and frontier market categories, as well as various regional and composite indices built from the component country indices, including the well-known MSCI EAFE (Europe, Australasia, and Far East), MSCI World, MSCI ACWI IMI (All Country World Investable Market Index) and MSCI Emerging Market Indices. In addition, the MSCI Global Equity Indices include industry indices, thematic and strategy indices, value and growth style indices and large-, mid-, small- and micro-capitalization size segment indices.

We believe that the MSCI Global Equity Indices are the most widely used benchmarks for cross border equity funds. We continue to enhance and expand this successful product offering. Recently, various pension plans have announced their use of our broad equity index, MSCI ACWI IMI, as the policy benchmark for their equities portion. We have also recently introduced new indices such as the MSCI All Cap Indices, the MSCI Micro Cap Indices for all developed countries and regions, the MSCI Frontier Markets Small Cap Indices and the MSCI Value Weighted Indices.

•

MSCI US Equity Indices. The MSCI US Equity Indices are designed to reflect the full breadth of investment opportunities within the US equity markets. The MSCI US Equity Indices include value and growth style indices, large-, mid-, small- and micro-capitalization size segment indices and sectors/industries indices.

•

MSCI Custom Indices. Over the years we have significantly expanded our capabilities to calculate custom indices. We currently calculate over 5,000 custom indices, which apply a client’s customization criteria to an existing MSCI index. Examples of customization criteria include currency, hedging, stock exclusions or special weighting. Custom indices can reflect specific investment criteria, such as socially responsible investment requirements or regulatory constraints, and can be used for back-testing a strategy or developing a specialized investment product, minimizing portfolio tracking error and constructing index-linked products.

•

MSCI ESG Indices. The MSCI ESG Indices allow clients to more effectively benchmark ESG investment performance and manage, measure and report on their compliance with ESG mandates, as well as to issue index-based ESG investment products. The MSCI ESG Indices include sustainability indices, indices that take into account certain values, norms or ethical standards, environmental-themed indices such as alternative energy or clean technology and custom indices based on clients’ unique ESG requirements.

•

Global Industry Classification Standard (GICS). The Global Industry Classification Standard was developed and is maintained jointly by MSCI and Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”). We designed this classification system to respond to our clients’ needs for a consistent, accurate and complete framework for classifying companies into industries. GICS has been widely accepted as an industry analysis framework for investment research, portfolio management and asset allocation. Our equity index products classify constituent securities according to GICS.

We also offer GICS Direct, a joint product of MSCI and Standards & Poor’s. GICS Direct is a database of more than 40,000 active companies and over 45,000 securities classified by sector, industry group, industry and sub-industry in accordance with proprietary GICS methodology.

•

MSCI ESG Research. MSCI ESG Research products and services help investors integrate ESG factors into their investment decisions. Investors integrate ESG factors to better understand investment risk and opportunities and/or to align investment with a set of ESG values.

Products include research, screening and modeling tools that allow institutional investors and asset managers to align investments with a set of ESG values such as perceptions of certain business activities, religious views or international norms; generate buy/restricted lists of companies that meet those criteria; understand the implications of restrictions on portfolios; and examine company specific profiles.

MSCI ESG Research also provides ESG ratings and analysis on thousands of companies worldwide. These sector based research reports are designed to identify and analyze key ESG issues for the sector, which may include the intersection of a corporations’ major social and environmental impacts with its core business operations, thereby identifying potential risks and opportunities for the company and its investors.

Portfolio Management Analytics Products

Our Barra-branded portfolio management analytics products are designed to assist investment professionals in analyzing and managing risks and returns for equities at both the asset and portfolio level in major equity markets worldwide. Barra equity models identify and analyze the factors that influence equity asset returns and risk. Our most widely used Barra equity products utilize our fundamental multi-factor equity risk model data to help our clients construct, analyze, optimize and manage portfolios. Our multi-factor models identify common factors that influence stock price movements, such as industry and style characteristics, based on market and fundamental data. The proprietary risk data available in our products identifies an asset’s or a portfolio’s sensitivities to these common factors. Risk not attributable to the common factors is risk unique to the asset.

Our global equity models include the following:

Barra Global Equity Model (“GEM2”). GEM2 is an investment decision support tool designed for global equity portfolio management and construction. It uses a set of factors that best explain the sources of global equity risk and returns.

Barra Integrated Model (“BIM”). BIM provides a detailed view of risk across markets and asset classes, including currencies, equities, fixed income assets, commodities, mutual fund assets and hedge fund assets. It begins by identifying the factors that affect the returns of equity and fixed income securities and currencies in each individual country or market. These factors are then combined into a single global model that can forecast the risk of multi-asset class, global portfolios.

Our single country and regional risk models include the following:

Barra Single Country Equity Models. Our single country equity models identify the unique set of factors most able to explain sources of risks and returns of portfolios in that country. Examples include the Barra US Equity Model (“USE3”) which models risk for U.S. equity assets and portfolios and is our most frequently licensed model, and the Barra UK Equity Model (“UKE7”) which models risk for United Kingdom equity assets and portfolios.

Barra Regional Equity Models. We produce two regional equity models, the Europe Equity Model (“EUE3”) and the Asia-Pacific Equity Model (“ASE1”). These models are designed to be used across a broad range of applications and are available in different versions to reflect local and regional commonalities, as well as short-term and long-term investment horizons. The EUE3 model covers approximately 11,000 stocks in 29 markets, including many emerging and frontier markets in Eastern Europe. The ASE1 model covers approximately 21,600 stocks in 15 markets, including emerging and frontier markets in the region.

When assigning investment mandates to asset managers, institutional asset owners often prescribe investment restrictions for portfolio risk and tracking error that are measured, reported and monitored using Barra products. Our clients can use our portfolio analytics by installing our proprietary software applications and equity risk data in their technology platforms, by accessing our software applications and risk data via the Internet, by integrating our equity risk data into their own applications or through third-party applications, like those provided by FactSet Research Systems Inc. (“FactSet”), that have incorporated our equity risk data and analytics into their offerings.

Our primary portfolio analytics products are:

•

Barra Aegis. Barra Aegis is our flagship equity risk management and analytics system. It is a sophisticated software application for equity risk management and portfolio analysis that is powered by our proprietary equity risk data. It is deployed by the client as a desktop application. Barra Aegis is an integrated suite of equity investment analytics modules, specifically designed to help clients actively manage their equity risk against their expected returns. It also enables clients to construct optimized portfolios based on client-specified expectations and constraints.

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

•

Barra Portfolio Manager. Barra Portfolio Manager is an integrated risk and performance platform that is designed to help fund managers and their teams gain additional portfolio insight, manage a more systematic investment process and make faster, more informed investment decisions. The web-based interactive user interface allows users to quickly and easily analyze risk and return, monitor portfolios and conduct pre-trade what-if analysis across a number of scenarios. The platform supports optional data management services that allow users to outsource the loading and reconciliation of their portfolio and other proprietary data.

•

Barra Equity Models Direct. Barra Equity Models Direct delivers our proprietary risk data to clients for integration into their own software applications. The proprietary risk data in Barra Equity Models Direct is also available via third-party providers. We offer the proprietary risk data from global, regional and single country Barra risk models and most of these models are available in short-term and long-term time horizons so that clients can select the risk data that best suits their investment processes.

•

Barra Cosmos. Barra Cosmos enables global fixed income portfolio managers to manage risk and optimize return in a multi-currency, global bond portfolio. This adaptable product integrates specific bond, derivative and currency strategies to reflect each user’s investment style, while monitoring the overall risk exposure of the portfolio. Barra Cosmos is deployed by the client as a desktop application.

Risk Management Analytics Products

Our risk management analytics products offer a consistent risk assessment framework for managing and monitoring investments in a variety of asset classes across an organization. The products are based on our proprietary integrated fundamental multi-factor risk models, value-at-risk methodologies and asset valuation models. They enable clients to identify, monitor, report and manage potential market risks from equities, fixed income, derivatives contracts and alternative investments, and to analyze portfolios and systematically analyze risk and return across multiple asset classes, including equities, bonds, commodities, foreign exchange, futures, options, derivatives, structured products, interest-rate products and credit products. Using these tools, clients can identify the drivers of market and credit risk across their investments, produce daily risk reports, run pre-trade analysis, perform what-if stress-tests and simulation analysis and optimizations, evaluate and monitor multiple asset managers and investment teams and access correlations across a group of selected assets or portfolios.

We have two major products in this area, BarraOne and RiskManager:

•

BarraOne. BarraOne, powered by the Barra Integrated Model, provides clients with global, multi-asset class risk analysis using Barra fundamental factor technology. BarraOne also includes VaR simulation, stress testing, optimization and performance attribution modules that enable clients to manage multi-asset class portfolios, carry out risk allocation budgeting, manager monitoring, performance attribution and regulatory risk reporting. The product is accessed by clients via a secure, interactive web-based session, web services or on an outsourced basis.

•

RiskManager. RiskManager is an industry leader in VaR simulation and stress testing. Clients use RiskManager for daily analyzing, measuring and monitoring of market risk at fund and firm level, for sensitivity and stress testing, and interactive what-if analysis. RiskManager is a highly scalable platform accessed by clients via a license to a secure, interactive web-based application service, as an outsourced risk reporting service or as a web service in which a client’s systems access RiskMetrics core risk elements by connecting directly to our systems. RiskManager includes, among other modules, the CounterParty Risk Reporting module that provides clients with counterparty exposures and is offered as either a web service or a managed service in which our staff oversee the production of CounterParty Risk reports on behalf of our clients.

In addition, we offer:

•

Hedge Fund Risk Transparency Solutions. HedgePlatform, a reporting service, and InterSight, an interactive web-based reporting service, allow clients that invest in hedge funds, including funds of funds, pension funds and endowments, to measure, evaluate and monitor the risk of their hedge fund investments across multiple hedge fund strategies. We collect position-level information from hedge funds on a monthly basis and provide our clients with a risk report for each individual hedge fund in which they invest as well as an aggregate risk report for their overall portfolio of hedge funds. Our clients who use RiskManager to measure the risk of their own holdings can further integrate the positions collected via our HedgePlatform and Intersight services to allow computation of risk across their entire portfolio, while the confidential and proprietary nature of the underlying hedge fund holdings is maintained. HedgePlatform and InterSight reports include statistics such as exposure (long, short, net and gross), sensitivities, scenario analysis, stress tests and VAR analysis.

•

DataMetrics. DataMetrics is a data service that allows clients to access the market data embedded in RiskManager for use in their own proprietary or other third-party systems. In addition to direct access to market data time series, DataMetrics can provide clients with customized data processing services.

•

WealthBench. WealthBench is an investment planning platform for private banks, financial advisors, brokerages and trust companies. WealthBench delivers fully-informed, tailored investment planning proposals for high net worth individuals reflecting their needs, goals and risk tolerances while remaining consistent with firm-driven investment and risk-based policies. WealthBench incorporates robust analytics, market-consistent inputs and transparent methodologies.

•

CreditManager. Our CreditManager product is a portfolio credit risk management system used primarily by banks to calculate economic capital and credit scores, facilitate risk-based pricing and measure risk concentrations. The application is designed to consolidate and compare risks and opportunities across multiple credit exposures including bonds, credit derivatives and traditional lending.

Energy and Commodity Analytics Products

Our Energy and Commodity Analytics products are software applications that offer a variety of quantitative analytics tools for valuing, modeling and facilitating the hedging of physical assets and derivatives across a number of market segments including energy and commodity assets. These products are used by investors, traders and those hedging investments in these asset classes. The software applications are not provided with any market data or proprietary index or risk data. These products are typically branded “FEA” and include products such as FEA@Energy, FEA VaRworks and FEA StructureTool.

Governance Segment

Our Governance business is a leading provider of corporate governance and financial research and analysis services to institutional investors and corporations around the world. We categorize our Governance business into three distinct categories: (i) Proxy Research and Voting, Global Proxy Distribution (“GPD”) and Securities Class Action Services (“SCAS”), (ii) ISS Corporate Services and (iii) Financial Research and Analysis (“FR&A”). The pricing model for our Governance business’ products and services is primarily subscription-based and varies depending on the product or service purchased.

Proxy Research and Voting, GPD and SCAS

Our Proxy Research and Voting, GPD and SCAS products are designed to provide proxy services, including proxy voting and in-depth research and analysis to help inform voting decisions and assess issuer-specific risk, to institutional investors globally. ISS is the largest proxy advisory firm that offers a fully-integrated, end-to-end proxy voting service, including policy creation, comprehensive research, vote recommendations, vote execution and reporting and analytical tools. During fiscal year 2010, Proxy Research and Voting, GPD and SCAS accounted for approximately 72.3% of revenues attributable to our Governance business.

Our primary product categories are:

•

Proxy Research and Voting. Through its ProxyExchange platform, ISS provides clients with vote recommendations, comprehensive analyses and online voting capabilities that enable users to make informed decisions about how to vote on all items with respect to each shareholder meeting agenda that is covered, execute their votes and monitor and track their votes for reporting purposes.

Research coverage is currently provided on over 6,400 U.S.-based companies and approximately 25,000 non-U.S. companies. ISS’ research and recommendations are based on benchmark, specialized and custom policies. ISS’ benchmark policies are designed to serve as an industry standard and best practice guide to corporate governance and are developed with the input of institutional clients and industry professionals around the world. In addition to our benchmark policies, we recognize that the philosophies and policies used to make proxy voting decisions range widely among different types of investors. Understanding the diverse needs of our clients, we are able to create policies that meet their requirements through a number of specialized policies such as SRI policies based on environmentally and socially responsible guidelines and ISS’ Taft-Hartley benchmark policy which is based on guidelines of the American Federation of Labor and Congress of Industrial Organizations. For many institutional investors with highly specialized or unique needs for proxy research and policy guidelines, we also offer custom proxy advisory services in which we work with our clients to develop and refine governance policy guidelines that match their particular views and are unique to them. ISS’ M&A Edge provides independent, in-depth research analysis that focuses specifically on proposed merger and acquisition deals and proxy contests to inform institutional investors. It also delivers ongoing deal notes that keep users abreast of key events as the deal or contest evolves and analysis covers key aspects of a transaction, including strategic rationale, corporate governance and shareholder rights issues.

ISS’ proxy voting services include notifying clients of upcoming shareholder meetings, receiving proxy ballots from third-party proxy distributors, generating consolidated proxy ballots and instructions across its clients’ portfolios, executing and tabulating its clients’ votes in accordance with their instructions, maintaining voting records and providing comprehensive vote reporting.

•

Global Proxy Distribution Services (“GPD”). Our GPD service offers a complete global proxy distribution solution to custodian banks for non-U.S. securities through a single independent platform. GPD provides for the efficient distribution and voting of proxies giving clients the ability to review and download detailed meeting information and individualized account information. GPD also provides online access to customized record-keeping and reporting across all custodians and sub-custodians.

•

Securities Class Action Services (“SCAS”). We deliver a complete class action monitoring and claims filing service to institutional investors who have potential recovery rights in class action lawsuits. We provide an extensive securities litigation database, including up-to-date case information and detailed historical class action data, and provide fully-outsourced notification, tracking and claims filing services to our institutional clients. Our arrangements with claims administrators and law firms around the world enable us to advise on new developments in global markets and streamline the filing process.

SCAS offers more detailed portfolio specific views of cases and settlements with an online report library that allows clients to keep track of the complete securities class action lifecycle from when a case is first identified until payment is disbursed. Securities class action data provided to our clients include class periods, settlement dates, status reports, award amounts, claim deadline dates, claims administrator details and pertinent related data.

ISS Corporate Services

Our ISS Corporate Services products and services are designed to help clients reduce risk and build shareholder value through strong governance programs by leveraging our expertise in the areas of executive compensation, governance ratings, capital structure, voting trends and corporate governance research. ISS Corporate Services tools and advisory services help clients to design, manage and measure their corporate governance programs. The majority of ISS Corporate Services’ revenues are one-time, non-recurring. During fiscal year 2010, ISS Corporate Services products and services accounted for approximately 18.4% of revenues attributable to our Governance business.

Our primary ISS Corporate Services products and services include:

•

Compensation and Corporate Advisory Services. We provide a set of turnkey products and services that enable compensation professionals and board committee members to optimize compensation plan design by modeling, analyzing and benchmarking executive compensation. Our Compensation and Corporate Advisory Services provide access to experienced and dedicated compensation plan analysts and support to our clients in modeling the cost of equity compensation plans and determining optimal compensation plan design. Alternatively, we provide a web-based compensation modeling tool, Compass, that measures the cost of equity-based incentive plans using a binomial option pricing model.

•

Governance Exchange. Governance Exchange provides a high-quality online discussion forum to facilitate constructive dialogue on corporate governance issues between those involved in corporate governance, including institutional investors, board directors and corporate executives. Members of Governance Exchange also have access to a diverse range of corporate governance viewpoints and research through webcasts, white papers, surveys, and expert analysis.

•

Proxy Research and Publications. Proxy Research and Publications offers a searchable database of publications, research articles and online reports designed to help corporate secretaries, investor relations professionals, executives, directors and other professionals track ISS recommendations and analysis. Through an alerts service, users of Proxy Research also receive the latest proxy research reports released for their company or for peer companies, and can opt to be alerted when proxy research reports containing specific proposal types are released.

Financial Research and Analysis

Our FR&A products and services are designed to assess the overall financial health of companies by analyzing the investment implications of companies’ accounting policies, legal and regulatory exposure, environmental, social and governance practices, mergers and acquisitions initiatives and compensation plans. Our FR&A product and service offerings are provided primarily to portfolio managers for investment analysis, to corporations to monitor compliance with corporate governance practices and to professional services organizations to support due diligence efforts. These offerings are either bundled with other services or sold on an individual basis and allow investors to add specialized, qualitative analysis to more traditional research used in the investment decision-making process. During fiscal year 2010, FR&A accounted for approximately 9.3% of revenues attributable to our Governance business.

CFRA Forensic Accounting Research. Through a rigorous and proprietary research process, our global team of analysts assesses the reported financial results of over 10,000 companies worldwide. We focus on providing our clients with timely and actionable risk analysis reports regarding earnings and cash flow quality and sustainability, legal and regulatory risk and overall business health. Our clients rely on our continuous analysis and objective perspective. Accounting Lens, our largest product, is a leading forensic accounting risk research report offering for investors, providing early warning signals for companies showing signs of operational or financial distress. The reports consist of in-depth company research, educational and industry research, access to our proprietary earnings quality database and research analyst contact. In addition, CFRA’s Legal Edge product is focused on identifying and analyzing hidden legal and regulatory risks. CFRA also provides customized research services for client-defined projects.

Growth Strategy

We have experienced growth in recent years with operating revenues and operating income increasing by 49.7% and 36.5%, respectively, for the year ended November 30, 2010 compared to the year ended November 30, 2009, and by 2.8% and 11.2%, respectively, for the year ended November 30, 2009 compared to the year ended November 30, 2008. Excluding the impact of the RiskMetrics and Measurisk acquisitions, our operating revenues and operating income increased by 14.3% and 22.5%, respectively, for the year ended November 30, 2010 compared to the year ended November 30, 2009.

We believe we are well-positioned for significant growth over time and have a multi-faceted growth strategy that builds on our strong client relationships, products, brands and integral role in the investment process. Most of our clients are in the financial services industry. In 2008 and 2009, stock market volatility and lack of available credit led to increased budgetary pressures at a number of our clients and the closure or consolidation of a number of our clients, which negatively impacted our financial results for those periods. Although our Retention Rates and new sales growth have generally improved in 2010 compared to the last two years, we expect to see continued improvement over time. Additionally, we believe that our acquisition of RiskMetrics meaningfully advances each of the growth strategies that we have identified and pursued over the last three years. Set forth below are the principal elements of our strategy to grow our Company and meet the increasing needs of our clients for investment decision support tools:

•

Client Growth. We believe there are significant opportunities to increase the number of users and locations and the number of products we license to existing client organizations, and to obtain new clients in both existing and new geographic markets and client types worldwide. We intend to:

•

Increase product subscriptions and users within our current client base. Many of our clients use only one or a limited number of our products, and we believe there are substantial opportunities to cross sell our other investment decision support tools as we have expanded our suite of equity index, ESG, risk, governance and research products. For example, we will continue to seek opportunities to sell risk and portfolio analytics products to our existing index only clients. In addition, we will continue to focus on adding new users, new locations and new modules for current products with existing clients. In the year ended November 30, 2010, approximately 75.4% of our new sales resulted from sales to existing clients.

•

Expand client base in current client types. We plan to add new clients by leveraging our brand strength, our products, our broad access to the global investment community and our strong knowledge of the investment process. This includes client types in which we already have a strong penetration for our flagship global equity index, risk management analytics, portfolio analytics and governance products.

•

Increase licensing of indices for ETFs. During the year ended November 30, 2010, increases in the assets in ETFs linked to MSCI indices reflected in the table below contributed significantly to revenue growth in the Index and ESG product category. We believe that there is potential for continued growth and expansion in this market in the future and we will continue to increase licensing of our indices for index-linked investment products to capitalize on their growth in number and variety.

Assets in ETFs Linked to MSCI Indices

	As of November 30,
MSCI Equity Index	2010	2009	2008
	(in billions)
Emerging Markets	$102.7	$63.3	$22.6
EAFE	39.4	39.6	29.6
US Broad Market	15.6	12.9	8.2
Brazil	12.8	12.9	3.9
Europe	8.0	7.9	4.0
Japan	7.8	7.4	8.0

Subtotal	186.3	144.0	76.3
Other Indices	124.7	90.2	42.7

Total	$311.0	$234.2	$119.0

Source: Bloomberg & MSCI.

Number of Primary Exchange Listings of ETFs Linked to MSCI Equity Indices

	As of November 30,
Region	2010	2009	2008
Americas	130	93	76
EMEA	253	165	85
Asia	20	10	6

Total	403	268	167

•	Expand licensing of other index based financial products. We believe that additional opportunities exist to expand the licensing of our index products as the basis of derivatives.

•

Build a dedicated sales team and provide services tied to regulatory changes. We believe that increased regulation in Europe such as the U.K.’s Stewardship Code will increase the market size and opportunity for ISS as the market leader. In the U.S. we believe regulation tied to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will increase requirements for financial services firms to disclose and report proxy voting and create new sales opportunities as the market for proxy services grows. Additionally, we are building a dedicated sales team for the ISS business that will allow us to better capture these opportunities and compete for market share.

•

Expand the use of ESG in the traditional investment process. We plan to leverage MSCI’s non-ESG client relationships to sell MSCI ESG Research to investment analysts and portfolio managers who may not have previously used it. We believe that portfolio managers and analysts will increasingly utilize MSCI ESG Research to provide additional insight into investment risks and opportunities. Furthermore, in October 2010, MSCI became a signatory to the UN Principles for Responsible Investment (“PRI”), which is a global initiative supporting the integration of ESG factors into institutional investing practices. By joining many of our clients as signatories to the PRI, we are demonstrating our commitment to provide critical investment tools to the growing number of asset owners and investment managers that are integrating ESG factors into their investment decisions.

•

Managed services offering in Risk and Portfolio Management products. We plan to expand our fully-outsourced or managed service offering in which our staff oversee the production of risk and performance reports on behalf of our clients.

•

Expand into client types in which we are underrepresented. We plan to expand into client types in which we do not currently have a leading presence. In particular, we intend to focus on increasing the number of pension funds, sovereign wealth funds, hedge fund managers, fund-of-fund managers, banks, brokers and endowments using our products. For example, many pension funds are familiar with us and our Global Equity Indices because the performance of their equity asset managers is measured in relation to our indices. We believe that our equity and multi-asset class portfolio analytics products would be useful to pension funds managing their investment risk. With the acquisition of RiskMetrics, we have expanded our presence with sell-side institutions, banks and hedge funds.

•

Expand global presence. We have a strong presence in many developed markets. While we have established a presence in selected emerging market countries, there is potential for further penetration and growth in these markets. We intend to leverage our strong brands, reputation, products and existing presence to continue to expand in these markets and gain more clients. We believe that the international market for governance products and service is growing, and that we will be able to capitalize on increased demand by leveraging our globally-recognized ISS brand, international presence and sales force.

•	Product Growth. We plan to develop new product offerings and continue to enhance our existing products through internal product development.

•

Create innovative new product offerings and enhancements. In order to maintain and enhance our leadership position, we plan to introduce innovative new products and enhancements to existing products. We maintain an active dialogue with our clients in order to understand their needs and anticipate market developments. In fiscal year 2011, we anticipate significant further innovation with the integration of HedgePlatform and Measurisk, new developments in equity factor models, multi-asset class performance attribution, tail risk modeling and instrument valuation, and major changes to the Barra Integrated Model which will both extend global coverage, including significant upgrades to our fixed-income models and provide numerous modeling advancements.

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

•

Expand our presence across all asset classes. We will continue to extend the market and instrument coverage offered in our multi-asset class risk products. Our investments include expanded data sets and models for emerging and frontier markets, private asset classes, including private real estate and private equity, and pricing models for instruments with complex payoff structures.

•

Expand our collection of proprietary governance data to increase product subscriptions and expand the reporting functionality of ProxyExchange to take advantage of regulatory changes. We plan to increase our data collection capabilities in the area of executive compensation allowing us to target new sales opportunities. We will also expand the reporting functionality of ProxyExchange to offer clients more custom reporting opportunities and deliver compliance reporting services associated with the changing regulatory landscape.

•	Growth through acquisitions. We intend to continue to actively seek to acquire products, technologies and companies that will enhance, complement or expand our product offerings and client base, as well as increase our ability to provide investment decision support tools to equity, fixed income and multi-asset class investment institutions. In fiscal year 2010, we acquired RiskMetrics and Measurisk.

Competitive Advantages

We believe our competitive advantages include the following:

•

Strong brand recognition. Our Global Equity Indices and ESG products and services are marketed under the MSCI brand, our portfolio risk and performance analytics covering global equity and fixed income are marketed under the Barra brand, our market and credit risk analytics are marketed under the RiskMetrics and Barra brands, our energy and commodity asset valuation analytics are marketed under the FEA brand and our corporate governance products and services are marketed under the ISS brand. These brands are well-established and recognized throughout the investment community worldwide. Our brand strength reflects the longstanding quality and widespread use of our products. We believe our products are well-positioned to be the tools of choice for investment institutions increasingly looking to third-party products and services for help with benchmarking, index-linked product creation and portfolio risk management.

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

•

Client reliance on our products. Many of our clients have come to rely on our products in their investment management processes, integrating our products into their performance measurement and risk management processes, where they become an integral part of their daily portfolio management functions. In certain cases, our clients are requested by their customers to report using our tools or data. Consequently, we believe that certain of our clients may experience business disruption and additional costs if they chose to cease using or replace our products. As a result of the recent global financial crisis, many of our clients became increasingly subject to budgeting constraints in fiscal years 2009 and 2010. We believe that our levels of new sales and improved Aggregate and Core Retention Rates for fiscal year 2010, despite these budgeting constraints, evidences the extent to which our clients rely on our products.

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

•

Open architecture and transparency. We have an open architecture philosophy. Clients can access our data through our software applications, third-party applications or their own applications. We also recognize that the marketplace is complex and that a competitor in one context may be a supplier or distributor in another context. For example, Standard & Poor’s competes with us in index products, supplies index data that we distribute in our portfolio analytics software products and jointly developed and maintains GICS and GICS Direct with us. In order to provide transparency, we document and disclose many details of our models and methodologies to our clients so that they can better understand and utilize the tools we offer. We strongly believe this open architecture approach benefits us and our clients.

•

Scalable application platforms. We continue to make significant investments in our data centers and software services to provide highly scalable solutions for the processing of large volumes of assets/portfolios. In doing so, we are able to offer clients computing grid capacity that they would otherwise not be able to economically access through internal development.

•

Global products and operations. Our products cover most major investment markets throughout the world. For example, as of November 30, 2010, our MSCI Global Equity Indices included 76 countries, including, among others, those in our developed, emerging and frontier market categories; and we produced equity risk data for 45 single country models, models covering 29 European countries and 14 Asia Pacific countries, and an integrated multi-asset class risk model that covered 59 equity markets and 48 fixed income markets. As of November 30, 2010, our clients were located in 78 countries and many of them have a presence in multiple locations around the world. As of November 30, 2010, our employees were located in 19 countries in order to maintain close contact with our clients and the international markets we follow. We believe our global presence and focus allow us to serve our clients well and capitalize on a great number of business opportunities in many countries and regions of the world.

•

Highly skilled employees. Our workforce is highly skilled, technical and, in some instances, specialized. In particular, our research and software application development departments include experts in advanced mathematics, statistics, finance, portfolio investment and software engineering, who combine strong academic credentials with market experience. As of November 30, 2010, over 20 of our employees held doctorate degrees. Over 130 employees in our diverse global client coverage group held MBAs or other Masters degrees. Our employees’ experience and knowledge gives us access to, and allows us to add value at, the highest levels of our clients’ organizations.

•

Extensive historical databases. We have accumulated comprehensive databases of historical global market data, proprietary equity index and risk data and governance data. We believe our substantial and valuable databases of proprietary index and risk data, including over 40 years of certain index data history, over 30 years of certain risk data history and over 15 years of certain historical governance data, would be difficult and costly for another party to replicate. The information is not available from any single source and would require intensive data checking and quality assurance testing that we have performed over our many years of accumulating this data. Historical data is a critical component of our clients’ investment processes, allowing them to research and back-test investment strategies and analyze portfolios over many investment and business cycles and under a variety of historical situations and market environments.

Clients

For the year ended November 30, 2010, we served approximately 5,800 clients across 78 countries worldwide with 53.3% of revenue from our client base in the Americas, 32.4% in EMEA, 14.3% in Asia and Australia. Our clients include asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, ETFs, hedge funds and private wealth; and financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants. To calculate the number of clients, we may count certain affiliates and business units within a single organization as separate clients. For example, the asset management and broker-dealer units of a diversified financial services firm may be treated as separate clients, even though the financial services firm is the only party to the applicable subscriptions or licenses. Our client count includes clients from which revenue has been generated in the past 12 months for a product or service of a non-recurring nature and which currently have no recurring subscription with us. While our product subscription Retention Rates (defined below) were not consistent with pre-financial crisis peaks, they have improved from the lower levels experienced during the financial crisis. Our Aggregate Retention Rates were 87.2% and 83.7% for the years ended November 30, 2010 and 2009, respectively. Our Core Retention Rates were 88.1% and 84.3% for the years ended November 30, 2010 and 2009, respectively. For a description of the calculation of our Aggregate and Core Retention Rates, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Metrics and Drivers—Retention Rate.”

Revenues from our ten largest clients contributed a total of 27.4%, 27.3% and 28.6% of our total revenues for the years ended November 30, 2010, 2009 and 2008, respectively.

In the years ended November 30, 2010 and 2009, our largest client organization by revenue, BlackRock and its affiliates (“BlackRock”), accounted for 9.9% of our operating revenues. For the years ended November 30, 2010 and 2009, approximately 82.9% and 87.5% of our revenues from BlackRock were attributable to fees based on the assets of ETFs linked to MSCI equity indices. On December 1, 2009, BlackRock, Inc. and Barclays PLC announced the completion of the merger between BlackRock, Inc. and Barclays Global Investors, the Barclays PLC investment unit that includes the iShares exchange traded funds business. For purposes of this Annual Report on Form 10-K, references to revenues for the fiscal year 2009 attributable to BlackRock include revenues generated from Barclays Plc and the Barclays Global Investors iShares exchange traded funds business.

Marketing

We market our products to investment institutions and service providers worldwide. See “—Clients” above. Our research and product management teams seek to understand our clients’ investment process and their needs and design tools that help clients address them. Because of the sophisticated nature of our products, our main means of marketing is through face-to-face meetings and 24-hour client support, as described in “—Sales and Client Support” below. These marketing and support efforts are supplemented by our website, our email newsletters, our client seminars, our participation in industry conferences, our ongoing product consultations and research papers, and our public relations efforts.

Members of our research team and other employees regularly speak at industry conferences, as well as at our own seminars. We hosted over 270 seminars, webinars, conferences and workshops in various locations across the globe in fiscal 2010. These seminars, webinars, conferences and workshops bring our staff and our clients together, expose those clients to our latest research and product enhancements and give our staff an opportunity to gain insight into our clients’ needs. Our marketing communications professionals also arrange interviews for our sales people in prominent industry journals and issue press releases on product developments and releases. We also communicate directly with both clients and prospective clients through our email newsletters which deliver research, company news and product specific news to currently over 10,000 recipients who have opted to receive them. Our strategic marketing department collaborates with our product specialists to analyze our clients’ use of our products and to analyze the competitive landscape for our products.

Sales and Client Support

As of November 30, 2010, our client coverage offices included approximately 270 sales people and 200 client support people worldwide. Of these, over 90 were located in our New York headquarters and over 75 were located in our London office. In the last few years we have expanded our sales effort in two ways. We have opened client coverage offices in Budapest, Dubai, Mumbai, Shanghai, Monterrey, Mexico and Boston, Chicago and Stamford. We have also created more teams dedicated solely to the needs of certain client types such as hedge funds, asset owners and broker dealers. In total, our sales and client support staff was based in 32 offices around the world enabling us to provide valuable face-to-face client service.

Our sales people service established clients and develop new ones. Our client support team provides 24-hour support five days a week to our clients as needed. We believe that the size, quality, knowledge and experience of our sales and client support staff, as well as their proximity to clients, differentiate us from our competitors. Almost all of our sales and client support staff now operate in teams based on both client and product specialization. Our goal is to do this in all markets where we have sufficient scale of business to permit it. Because of the sophisticated nature of our products and their uses, our sales and client support staff have strong academic and financial backgrounds. Our sales people are compensated under a salary and bonus system and do not receive commissions, except that sales employees of RiskMetrics, including those in the Governance business, prior to the acquisition who were compensated on a salary and commission basis continued to be so compensated for the year ended November 30, 2010.

The sales cycle for new clients varies based on the product. Because of the sophisticated nature of our products, most new sales require several face-to-face meetings with the prospective client. Once the sales group has obtained a new client, the client is introduced to our client support team. For Barra and RiskMetrics-branded products, sales and client support personnel are available to provide intensive on-site training in the use of the models, data and software application underlying each product. They also provide continuing support, which may include on-site visits, telephone support and routine client support needed in connection with the use of the product, all of which are included in the recurring subscription fee.

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

Utilizing a deep understanding of the investment process worldwide, our research department develops, reviews and enhances our various methodologies and models. Our global data operations and technology team designs and manages our processes and systems for market data procurement, proprietary data production and quality control. Our software engineering team builds our sophisticated software applications. As part of our product development process, we also commonly undertake extensive consultations with our clients and other market participants to understand their specific needs and investment process requirements. Our product management team facilitates this collaborative product development and production approach.

•

Research. Our models are developed by a cross-functional research team of mathematicians, statisticians, physicists, financial engineers and investment industry experts. As of November 30, 2010, our performance and risk research department consisted of over 130 employees, including more than 40 who held Ph.Ds. Our performance and risk research department combines extensive academic credentials with broad financial and investment industry experience. We monitor investment trends and their drivers globally, as well as analyze product-specific needs in areas such as instrument valuation, risk modeling, portfolio construction and value-at-risk simulation. An important way we monitor global investment trends and their implications for our business is through the forum provided by our Editorial Advisory Board (“EAB”). Our EAB, which was established in 1999, meets twice a year and is comprised of senior investment professionals from around the world and senior members of our performance and risk research team. In 2010, our performance and risk researchers participated in over 25 industry events and conferences, and their papers have been published in leading academic and industry journals. We host an annual performance and risk client conference, which took place in 13 cities around the world in fiscal 2010, where our researchers discuss their current work, research papers and projects. Our researchers also participate in such discussions at a number of seminars, workshops and webinars we host throughout the year. Our researchers work on both developing new models and methodologies and enhancing existing ones. In our equity analytics business, we introduced the ASE1 model in May 2010. Our ASE1 model is designed to provide portfolio risk forecasts and better explanatory power of the sources of portfolio return. We currently have performance and risk research offices in China, India, Hungary, Mexico, Switzerland, the U.K. and the U.S. In order to further enhance our risk management analytics product set, we are currently working on new and enhanced product offerings which include, a multi-asset class performance and attribution system, private asset class modeling and enhanced counter party risk models.

As of November 30, 2010, our governance research department consisted of over 150 employees. ISS’ policy board works to ensure ISS’ voting policies are developed and applied within a framework of corporate governance best practices. Each year, through an annual policy survey of our institutional clients and other forums, institutional investors are invited to share their ideas on corporate governance issues including board structure, executive compensation, mergers and acquisitions and corporate accountability to ensure that our standard voting policies are aligned with the views of our institutional clients. We currently have governance research offices in Australia, Belgium, Canada, Germany, Japan, France, the Philippines, Singapore, the U.K. and the U.S.

•

Data Operations and Technology. As of November 30, 2010, our data operations and technology team consisted of more than 400 people in eleven countries, and involved a combination of information technology and operations specialists. We licensed a large volume and variety of market data for every major market in the world, including fundamental and return data, from more than 190 third party sources in 2010. We apply our models and methodologies to this market data to produce our proprietary index and risk data. Our data operations and technology team oversees this complex process. Our experienced information technology staff builds internal systems and proprietary software and databases that house all of the data we license or produce in order for our data operations and technology teams to perform data quality checks and run our data production systems. This data factory produces our proprietary index data such as end of day and real time equity indices, and our proprietary risk data such as daily and monthly equity risk forecasts. Our data operations and technology team also performs certain data collection and analysis functions in support of our ESG and Governance businesses. We have data operations and technology offices in the U.S., Canada, Mexico, Europe and Asia.

•

Software Engineering. Certain of our proprietary risk data are made available to clients through our proprietary software applications, such as Barra Aegis, Barra Cosmos, BarraOne, RiskManager, HedgePlatform and WealthBench. As of November 30, 2010, our software engineering team consisted of over 172 individuals, including 5 who held Ph.Ds, with significant experience in both the finance and software industries. Our staff has an extensive skill set, including expertise in both the Java-based technologies used in our web-based, on-demand software application tool for multi-asset class risk analysis and reporting and the Microsoft-based technologies used in our desktop equity and fixed income analytics software products. We also have extensive experience with database technologies, computational programming techniques, scalability and performance analysis and tuning and quality assurance. We use a customized software development methodology that leverages best practices from the software industry, including agile programming, test-driven development, parallel tracking, iterative cycles, prototyping and beta releases. We build our software applications by compiling multiple components, which enables us to reuse designs and codes in multiple products. Our software development projects involve extensive collaboration with our product management team and directly with clients. We have software engineering offices in the U.S., Europe and Asia.

Our Competition

Many industry participants compete directly with us by offering one or more similar products. Our principal competitors on a global basis for our MSCI Global Equity Index products are FTSE International, Ltd (a joint venture between The Financial Times, and The London Stock Exchange), Russell Investment Group (a unit of Northwestern Mutual Life Insurance Group) and Standard & Poor’s (a division of The McGraw-Hill Companies, Inc.).

Additionally, we compete with equity index providers whose primary strength is in a local market or region. These include CME Group Index Services, LLC (a joint venture company owned 90% by CME Group Inc. and 10% by Dow Jones & Company), Russell Investment Group and Standard & Poor’s in the U.S.; STOXX Ltd. and the CAC index published by NYSE Euronext in Europe; and Nikkei Inc., Russell Investment Group, Nomura Securities, Ltd. and Tokyo Stock Exchange, Inc. in Japan. There are also many smaller companies that create custom indices primarily for use as the basis of ETFs.

The principal competitors for our portfolio analytics products are Applied Portfolio Technologies (a unit of Sunguard), Axioma, Inc., Capital IQ’s ClariFI, a Standard & Poor’s business, FactSet, Northfield Information Services, Inc., and Wilshire Analytics. In addition, our risk management analytics products compete with firms such as BlackRock Inc.’s BlackRock Solutions unit, DST Systems Inc., FactSet, Fimalac S.A.’s Algorithmics unit, Moody Corporation’s KMV unit, and SunGard Data Systems Inc.

Additionally, many of the larger broker-dealers have developed proprietary risk management analytics tools for their clients. Similarly, many investment institutions, particularly the larger global organizations, have developed their own internal risk management analytics tools. ISS competes with firms such as Broadridge Financial Solutions (which provides proxy voting services) and Glass, Lewis & Co. (which provides research, voting recommendation and voting execution services). ISS also competes with local niche proxy voting and research providers in certain international markets.

For our other products where our revenues are less significant, we also have a variety of other competitors.

Employees

As of November 30, 2010, the number of employees increased 1,199 to 2,077 from 878 on November 30, 2009. Approximately 87.2% of the increase was attributable to employees who joined the Company as part of the RiskMetrics and Measurisk acquisitions. As of November 30, 2010, approximately 30.0% of our employees were located in emerging market centers.

None of our employees are represented by a union. The employees in our Monterrey, Mexico office are protected by a standard common collective bargaining agreement that we have entered into with an independent organization. This agreement was renewed in January 2011. We are current on all of our employee-related obligations under this agreement and have never experienced a walkout or strike.

Government Regulation

ISS is a registered investment advisor and must comply with the requirements of the Investment Advisers Act of 1940 and related SEC regulations. Such requirements relate to, among other things, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. A subsidiary of ISS in Australia is also registered as an investment advisor with the Australian Financial Services Authority and must comply with its applicable requirements.

Available Information

Our corporate headquarters are located at One Chase Manhattan Plaza, New York, New York 10005, and our telephone number is (212) 804-3900. We maintain an Investor Relations website on the Internet at www.msci.com. We make available free of charge, on or through this website, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these, click on the “SEC Filings” link found on our Investor Relations homepage.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information that we file electronically with the SEC at www.sec.gov.

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

Our ability to produce our products and develop new products is dependent upon the products of other suppliers, including certain data, software and service suppliers. Our index and analytics products are dependent upon (and of little value without) updates from our data suppliers and most of our software products are dependent upon (and of little value without) continuing access to historical and current data. As of November 30, 2010, throughout our businesses we utilized in a variety of ways certain data provided to us by over 190 data sources, including large volumes of data from certain stock exchanges around the world. If the data from our suppliers has errors, is delayed, has design defects, is unavailable on acceptable terms or is not available at all, our business, financial condition or results of operations could be materially adversely affected.

Some of our agreements with data suppliers allow them to cancel on short notice and we have not completed formal agreements with all of our data suppliers, such as certain stock exchanges. Many of these data suppliers compete with one another and, in some cases, with us. For example, ISS relies on a data feed agreement with Broadridge Financial Solutions which allows for a large number of proxy ballots to be received, and proxy votes to be processed, electronically, minimizing the manual aspects of the proxy voting process and limiting the risk of error inherent in manual processes. If the data feed agreement with Broadridge was terminated, we would have to incur significant expenses in order to input our clients’ voting instructions directly into Broadridge’s proprietary electronic voting systems and our business and results of operations would be materially and adversely affected. Since ISS also competes with Broadridge in some markets with respect to providing certain aspects of proxy voting services, Broadridge may have an incentive to not renew ISS’ data feed agreement when its initial term expires in 2011 or to offer renewal terms which we may deem unreasonable. From time to time we receive notices from data suppliers, including stock exchanges, threatening to terminate the provision of their data to us, and some data suppliers, including at least one stock exchange, have terminated the provision of their data to us. Termination of one or more of our significant data agreements or exclusion from, or restricted use of, or litigation in connection with, a data provider’s information could decrease the available information for us to use (and offer our clients) and may have a material adverse effect on our business, financial condition or results of operations.

Although data suppliers and stock exchanges typically benefit from providing broad access to their data, some of our competitors could enter into exclusive contracts with our data suppliers, including with certain stock exchanges. If our competitors enter into such exclusive contracts, we may be precluded from receiving certain data from these suppliers or restricted in our use of such data, which would give our competitors a competitive advantage. Such exclusive contracts could hinder our ability to provide our clients with the data they prefer, which could lead to a decrease in our client base and could have a material adverse effect on our business, financial condition or results of operations.

Some data suppliers have sought and others may seek to increase licensing fees for providing their content to us. If we are unable to renegotiate acceptable licensing arrangements with these data suppliers or find alternative sources of equivalent content, we may be required to reduce our profit margins or experience a reduction in our market share.

Any failure to ensure and protect the confidentiality of client data could adversely affect our reputation and have a material adverse effect on our business, financial condition or results of operations.

Many of our products provide for the exchange of sensitive information with our clients through a variety of media, including the Internet, software applications and dedicated transmission lines. We rely on a complex system of internal processes and software controls to protect the confidentiality of client data, such as client portfolio data that may be provided to us or hosted on our systems. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in the implementation of our internal controls, unauthorized disclosure or misappropriation of client data could occur. Such unauthorized disclosure or misappropriation could damage our reputation and/or result in claims against us by our clients and have a material adverse effect on our business, financial condition or results of operations.

We have implemented information barrier procedures to protect the confidentiality of the material, non-public information regarding changes to the composition of our indices. If our information barrier procedures fail, our reputation could be damaged and our business, financial condition or results of operations could be materially adversely affected.

We change the composition of our indices from time to time. We believe that, in some cases, the changes we make to our indices can affect the prices of constituent securities as well as products based on our indices. Our index clients rely on us to keep confidential material non-public information about changes to the future composition of an index and to protect against the misuse of that information until the change to the composition of the index is disclosed to clients. We have implemented information barrier procedures to limit access to this information and to prevent the unauthorized disclosure and misuse of information regarding material non-public changes to the composition of our indices. If our information barrier procedures fail and we inadvertently disclose, or an individual deliberately misuses, material non-public information about a change to one of our indices, our reputation may suffer. Clients’ loss of trust and confidence in our information barrier policies and procedures could lead to a negative reputation throughout the investment community, which could have a material adverse effect on our business, financial condition or results of operations.

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

Any perceived conflicts of interest resulting from providing products and services to institutional investors in addition to proxy voting recommendations, or providing products and services to corporations which are the subject of our proxy recommendations or other products and services could harm our reputation and business.

Institutional clients of our Governance business rely on ISS to provide them with informed proxy vote recommendations, benchmark proxy voting guidelines and unbiased analyses of companies’ environmental, social and governance attributes. The institutional clients of both our Performance and Risk and Governance businesses, particularly hedge funds and more active institutional investors, may have material economic and other interests in the corporations on which ISS provides proxy analyses and ratings or which are the subject of our financial research and analysis products and services. In some cases these institutional clients pay us a significant amount of money for our Performance and Risk products and services and, accordingly, there may be a perception that we might advocate a particular position or provide research that supports a particular conclusion with respect to a corporation in order to satisfy the unique economic or other interests of a particular institutional client. As a result, institutional clients, competitors and other market participants could raise questions about our ability to provide unbiased services, which could harm our reputation.

Through our ISS Corporate Services subsidiary, we provide products and services to corporate clients who use these services to learn about and improve their corporate governance practices. Accordingly, there is a potential conflict of interest between the services we provide to institutional clients and the services, including our Compensation Advisory Services, provided to clients of the ISS Corporate Services subsidiary. For example, when we provide corporate governance services to a corporate client and at the same time provide proxy vote recommendations to institutional clients regarding that corporation’s proxy items, there may be a perception that the ISS team providing research to our institutional clients may treat that corporation more favorably due to its use of our services. We have implemented an information barrier and other procedures designed to prevent any potential conflict of interest from impacting the ability of our research team to provide unbiased analyses.

The conflict management safeguards that we have implemented may not be adequate to manage these apparent conflicts of interest, and clients or competitors may question the integrity of our services. In the event that we fail to adequately manage perceived conflicts of interest, we could incur reputational damage, which could have a material adverse effect on our business, financial condition and operating results.

Legal protections for our intellectual property rights and other rights may not be sufficient or available to protect our competitive advantages. Third parties may infringe on our intellectual property rights, and pending third-party litigation may adversely affect our ability to protect our intellectual property rights.

We consider many aspects of our products and processes to be proprietary. We rely primarily on a combination of trade secret, patent, copyright and trademark rights, as well as contractual protections and technical measures, to protect our products and processes. Despite our efforts, third parties may still try to challenge, invalidate or circumvent our rights and protections. There is no guarantee that any trade secret, patent, copyright or trademark rights that we may obtain will protect our competitive advantages, nor is there any assurance that our competitors will not infringe upon our rights. Even if we attempt to protect our intellectual property rights through litigation, it may require considerable cost, time and resources to do so, and there is no guarantee that we would be successful. Furthermore, our competitors may also independently develop and patent or otherwise protect products and processes that are the same or similar to ours. In addition, the laws of certain foreign countries in which we operate do not protect our proprietary rights to the same extent as do the laws of the U.S. Also, some elements of our products and processes may not be subject to intellectual property protection.

•

Trademarks and Service Marks—We have registered “MSCI”, “Barra” and “RiskMetrics” as trademarks or service marks in the U.S. and in certain foreign countries. We have also registered other marks for certain products and services in the U.S. and in certain foreign countries. When we enter a new geographic market or introduce a new product brand, there can be no assurance that our existing trademark or service mark of choice will be available. Furthermore, the fact that we have registered trademarks is not an assurance that other companies may not use the same or similar names.

•

Patents—We currently hold 19 U.S. and foreign patents. We currently have 8 U.S. and foreign patent applications pending. Patent applications can be extremely costly to process and defend. There can be no assurance that we will be issued any patents that we apply for or that any of the rights granted under any patent that we obtain will be sufficient to protect our competitive advantages.

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

•

Third-Party Litigation—There is currently third-party litigation on appeal in the U.S. regarding whether issuers of index-linked investment products are required to obtain a license from the index owner or whether companies may issue and trade investment products based on a publicly-available index without the need for permission from (or payment to) the index owner. In July 2010, the Circuit Court of Cook County, Illinois found that the trading of index options on the Dow Jones Industrial Average (“DJIA”) and the S&P 500 index by the International Stock Exchange (“ISE”) without a license would misappropriate the index providers’ rights in their indexes. The ISE was permanently restrained and enjoined from listing or providing an exchange market for the trading of DJIA and/or S&P 500 index options and the Options Clearing Corporation was permanently restrained and enjoined from participating in the facilitation of an ISE index option based upon the DJIA and/or S&P 500 and from issuing, clearing or settling the exercise of such DJIA and/or S&P 500 index options. This decision is now under appeal. In another relevant case, in 2009, the German Federal Supreme Court concluded that the owner of a trademark who publishes an index generally available to all market participants cannot prohibit, on the basis of German trademark law, a third party from referring to the index as a reference value in option warrants issued by the third party if the trademark is used for informational and factual purposes and does not imply that a relationship exists with the trademark owner. If other courts in relevant jurisdictions determine that a license is not required to issue investment products linked to indices, this could have a material adverse effect on our business, financial condition or results of operations. It might also lead to changes in current industry practices such that we would no longer make our index level data publicly available, such as via our website or news media.

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

From time to time, such complaints are filed by or we receive such notices from others alleging intellectual property infringement or potential infringement. The number of these claims may grow. We have made and expect to continue making expenditures related to the use of technology and intellectual property rights as part of our strategy to manage this risk.

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

We rely on third-party software and data in connection with our product development and offerings. We depend on the ability of third-party software and data providers to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The third-party software and data we use may become obsolete or incompatible with future versions of our products. We also monitor our use of third-party software and data to comply with applicable license requirements. Despite our efforts, there can be no assurance that such third parties may not challenge our use, resulting in increased software or data acquisition costs, loss of rights and/or costly legal actions. Our business could be materially adversely affected if we are unable to timely or effectively replace the functionality provided by software or data that becomes unavailable or fails to operate effectively for any reason. In addition, our operating costs could increase if license fees for third-party software or data increase or the efforts to incorporate enhancements to third-party or other software or data are substantial. Some of these third-party suppliers are also our competitors, increasing the risks noted above.

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

To remain competitive and generate customer demand, we must successfully develop new products and effectively manage transitions.

Due to the highly volatile and competitive nature of the industry in which we operate and the impact of technological change on our products, we must continually introduce new products and services, enhance existing products and services, and effectively generate customer demand for new and upgraded products and services. This requires accurate anticipation of clients’ changing needs and emerging investment trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products and services that satisfy our clients’ needs and generate the revenues required to provide the desired results.

If, among other things, we fail to accurately anticipate and meet the needs of our clients through the successful development of new products and services, if our new products and services are not attractive to our clients, if our new products do not perform as well as anticipated or if the launch of new products and offering of new services is not timely, we could lose market share and clients to our competitors and that could materially adversely affect our business, financial condition and results of operations. Also see “—If our products fail to perform properly due to undetected errors or similar problems, it could have a material adverse effect on our business, financial condition or results of operations” above.

Transitioning clients to enhanced products and services presents execution risks and challenges. If we are unable to effectively manage transitions to new or enhanced products and services, our business, financial condition and results of operations could be materially adversely affected.

Increased competition in our industry may cause price reductions or loss of market share, which may materially adversely affect our business, financial condition or results of operations.

We face competition across all markets for our products. Our competitors range in size from large companies with substantial resources to small, single-product businesses that are highly specialized. Our larger competitors may have access to more resources and may be able to achieve greater economies of scale, and our competitors that are focused on a narrower product line may be more effective in devoting technical, marketing and financial resources to compete with us with respect to a particular product. In addition, barriers to entry may be low in many cases, including for single-purpose product companies. The Internet as a distribution channel has allowed free or relatively inexpensive access to information sources, which has reduced barriers to entry even further. Low barriers to entry could lead to the emergence of new competitors; for example, broker-dealers and data suppliers could begin developing their own proprietary risk analytics or equity indices. Financial and budgetary pressures affecting our clients, including those arising from the financial crisis, may lead certain clients to seek products at a lower cost than what we provide. These competitive pressures may also result in fewer clients, fewer subscriptions or investment product licenses, price reductions, and increased operating costs, such as for marketing, resulting in lower revenue, gross margins and operating income. See “Part I.—Item 1. Business—Our Competition” above.

Our business is dependent on the financial viability of our clients. If our clients are negatively impacted by adverse conditions in the financial markets and are forced to shut-down or consolidate, our business, financial condition or results of operations may be materially adversely affected.

Most of our clients are in the financial services industry. For example, asset managers accounted for 52.4% and 66.6% of our revenues as of November 30, 2010 and 2009, respectively. The global financial crisis led to the closure or consolidation of a number of our clients, including asset manager, broker-dealer and hedge fund clients. Such events impacted our financial results, including our Run Rates and Aggregate and Core Retention Rates, in 2009 and 2010 and may continue to do so in the near term.

Furthermore, if such trends continue, we may not be able to generate future growth and demand for our products may decrease, which could have a material adverse effect on our business, financial condition or results of operations.

As a result of the global financial crisis, the U.S. Congress undertook major financial reform which led to the enactment, on July 21, 2010, of the Dodd-Frank Act. The Dodd-Frank Act will have a significant impact on many aspects of the way in which the financial services industry conducts business and will impose substantial new regulation on, and regulatory oversight of, a wide variety of financial services institutions. The changes resulting from the Dodd-Frank Act will likely have a material impact on many of our clients and could negatively impact the business, operations and financial viability of many of our clients which, in turn, could have a negative impact on our business, and results of operations.

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

A significant portion of our revenues comes from our products that are focused on various aspects of managing or monitoring portfolios. To the extent our clients’ significantly deemphasize equity securities in their investment strategies, the demand for equity products would likely decrease, which could have a material adverse effect on our business, financial condition or results of operations.

Our revenues and earnings are affected by changes in the capital markets, particularly the equity capital markets.

Clients that use our indices as the basis for certain index-linked investment products, such as exchange traded funds and mutual funds, commonly pay us a fee based on the investment product’s assets. These asset-based fees make up a significant portion of our revenues. They were 16.0%, 16.2% and 16.7% of revenues for the years ended November 30, 2010, 2009 and 2008, respectively. These asset-based fees accounted for 45.2%, 43.9% and 48.0% of the revenues from our ten largest clients in the fiscal years ended November 30, 2010, 2009 and 2008, respectively. Volatile capital markets, such as those witnessed in 2009 and the second half of 2008 as well as changing investment styles, may influence an investor’s decision to invest in and maintain an investment in an index-linked investment product. For example, as of November 30, 2010, the month-end value of assets in ETFs linked to MSCI equity indices was $311.0 billion, which was 32.8% higher than the value of such assets as of November 30, 2009, and the value of such assets at November 30, 2009 was 96.8% higher than the value of such assets as of November 30, 2008.

A portion of our business is dependent on our clients continuing to measure the performance of their equity investments against equity benchmarks. If our clients discontinue use of equity benchmarks to measure performance, our business, financial condition or results of operations could be materially adversely affected.

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

A portion of our revenues are from asset-based fees and these revenues streams are concentrated in some of our largest clients. Our clients may seek to negotiate a lower asset-based fee percentage for a variety of reasons. As the assets of index-linked investment products managed by our clients change, they may request to pay us lower asset-based fee percentages. Additionally, as competition among our clients increases, they may have to lower the fees they charge to their clients, which could cause them to try to decrease our fees correspondingly or otherwise lead to a reduction of our fees in certain cases. For example, competition is intense and increasing among our clients that provide exchange traded funds. The fees they charge their clients are one of the competitive differentiators for these exchange traded fund managers. Additionally, clients that have licensed our indices to serve as the basis of index-linked investment products are generally not required to continue to use our indices and could elect to cease offering the product or could change the index to a non-MSCI index, in which case our asset-based fees could dramatically decrease, which could have a material adverse effect on our business, financial condition or results of operations.

A limited number of clients account for a material portion of our revenue. Cancellation of subscriptions or investment product licenses by any of these clients could have a material adverse effect on our business, financial condition or results of operations.

For the fiscal years ended November 30, 2010, 2009 and 2008, revenues from our ten largest clients accounted for 27.4%, 27.3% and 28.6% of our total revenues, respectively. If we fail to obtain a significant number of new clients or if one of our largest clients cancels or reduces its subscriptions or investment product licenses and we are unsuccessful in replacing those subscriptions or licenses, our business, financial condition or results of operation could be materially adversely affected. For the fiscal year ended November 30, 2010, our largest client organization by revenue, BlackRock, Inc. and affiliates (“BlackRock”), accounted for 9.9% our total revenues. For the fiscal year ended November 30, 2010, approximately 82.9% of the revenue from BlackRock came from fees based on the assets in BlackRock’s exchange traded funds based on MSCI indices.

Cancellation of subscriptions or investment product licenses or renegotiation of terms by a significant number of clients could have a material adverse effect on our business, financial condition or results of operations.

Our primary commercial model is to license annual, recurring subscriptions to our products for use at a specified location and by a given number of users or for a certain volume of products or services during that annual period. For most of our products, our clients may cancel their subscriptions or investment product licenses at the end of the current term. A disproportionately high percentage of contract value in the Governance business comes up for renewal in December. While we believe the annual, recurring subscription model supports our marketing efforts by allowing clients to subscribe without the requirement of a long-term commitment, the cancellation of subscriptions or investment product licenses by a significant number of clients at any given time may have a material adverse effect on our business, financial condition or results of operations.

Our clients may become more self-sufficient, which may reduce demand for our products and materially adversely affect our business, financial condition or results of operations.

Our clients may develop internally certain functionality contained in the products they currently license from us. For example, some of our clients who currently license our risk data to analyze their portfolio risk may develop their own tools to collect data and assess risk, making our products unnecessary for them. To the extent that our clients become more self-sufficient, demand for our products may be reduced, which could have a material adverse effect on our business, financial condition or results of operations.

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

We have experienced significant growth since we began operations. There can be no assurance that we will be able to maintain the levels of growth and profitability that we have experienced in the past. Among other things, there can be no assurance that we will be as successful in our marketing efforts as we have been in the past, or that such efforts will result in growth or profit margins comparable to those we have experienced in the past. See “—We must continue to introduce new products and product enhancements to address our clients’ changing needs, market changes and technological developments” above, “—We are dependent on key personnel in our professional staff for their expertise” below, “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1.—Business.” Any failure to continue to grow our business and maintain profitability could have a material adverse effect on our business, financial condition or results of operations.

Our growth may place significant strain on our management and other resources.

We must plan and manage our growth effectively to increase revenue and maintain profitability. Our growth, including in emerging market centers, has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial, management, legal and compliance processes and information systems to keep pace with the growth of our business. There can also be no assurance that, if we continue to grow internally or by way of acquisitions, management will be effective in attracting, training and retaining additional qualified personnel, including additional managers, expanding our physical facilities and information technology infrastructure, integrating acquired businesses or otherwise managing growth. Any failure to effectively manage growth or to effectively manage the business could have a material adverse effect on our business, financial condition or results of operations. See “—We must continue to introduce new products and product enhancements to address our clients’ changing needs, market changes and technological developments” above, “—We are dependent on key personnel in our professional staff for their expertise” below, “—Risks Related to the Acquisition of RiskMetrics Group, Inc. “ below, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1—Business.”

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

In the event that we experience a high level of acquisition related activity within a limited period of time the possibility of occurrence of these risks would likely increase for that period. In addition, if we are unsuccessful in completing acquisitions of other businesses, operations or assets or if such opportunities for expansion do not arise, our future growth, business, financial condition or results of operations could be materially adversely affected. See “—Risks Related to the Acquisition of RiskMetrics Group, Inc.” below.

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

Revenues from index-linked investment products represented approximately 16.0% and 16.3% of operating revenues for the fiscal years ended November 30, 2010 and 2009, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a significant percentage of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British Pounds, Japanese Yen and a limited number of other non-U.S. dollar currencies. For the fiscal years ended November 30, 2010 and 2009, approximately 12.8% and 12.3%, respectively, of our operating revenues were invoiced in currencies other than U.S. dollars. For the fiscal year ended November 30, 2010, 55.9% of our foreign currency revenues were in Euros, 28.2% were in Japanese Yen and 10.3% were in British Pounds. For the fiscal year ended November 30, 2009, 46.2% of our foreign currency revenues were in Euros, 39.4% were in Japanese Yen and 12.6% were in British Pounds.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 34.2% and 35.0% of our operating expenses for the fiscal years ended November 30, 2010 and 2009, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British Pounds, Swiss Francs, Hong Kong Dollars, Hungarian Forints, Euros, Indian Rupees and Japanese Yen. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, a loss resulted from the devaluation of the value of the functional currency. As a result of these positions, we recognized foreign currency exchange losses of $3.0 million for the fiscal year ended November 30, 2010. These losses on foreign currency exchange were primarily due to the weakening of the U.S. dollar in the last six months of the fiscal year. We do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency.

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

The financial services industry is subject to extensive regulation at the federal and state levels, as well as by foreign governments. It is very difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business and our clients’ businesses. If we fail to comply with any applicable laws, rules or regulations, we could be subject to fines or other penalties. Some changes to the laws, rules and regulations applicable to our clients could impact their demand for our products and services. There can be no assurance that changes in laws, rules or regulations will not have a material adverse effect on our business, financial condition or results of operations.

•

Investment Advisers Act. Except with respect to certain products provided by ISS and certain of its subsidiaries, we believe that our products do not constitute or provide investment advice as contemplated by the Investment Advisers Act of 1940 (“Advisers Act”). Future developments in our product line or changes to the current laws, rules or regulations could cause this status to change. It is possible that in addition to ISS, other entities in our corporate family may be required to become registered as an investment adviser under the Advisers Act or similar laws in states or foreign jurisdictions. The Advisers Act imposes fiduciary duties, recordkeeping and reporting requirements, disclosure requirements, limitations on agency and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions.

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

•

Data Privacy Legislation. Changes in laws, rules or regulations, or consumer environments relating to consumer privacy or information collection and use may affect our ability to collect and use data. There could be a material adverse impact on our direct marketing, data sales and business due to the enactment of legislation or industry regulations, or simply a change in practices, arising from public concern over consumer privacy issues. Restrictions could be placed upon the collection, management, aggregation and use of information that is currently legally available, in which case our cost of collecting some kinds of data could materially increase. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could affect our ability to meet our clients’ needs.

•

Proposed Regulation for Fiduciaries. On October 21, 2010, the U.S. Department of Labor issued a proposed regulation that would expand the definition of a fiduciary to any entity that provides investment advice to employee benefit plans for a fee or other compensation for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The proposed regulation also provides that consultants that are investment advisers as defined in the Advisers Act could be considered fiduciaries. If, as a result of being registered as an investment advisor with the SEC, ISS is deemed to be a fiduciary under ERISA, it could be subject to the rules and regulations thereunder, including those related to conflicts of interest and this could have an impact on the manner in which ISS and its affiliates conduct business.

•

Proposed Proxy Plumbing Regulations. On July 14, 2010, the SEC voted unanimously to issue for public comment a concept release focusing on a wide range of topics related to the U.S. proxy voting system. The release is organized around, and seeks comment on, three general topics: (1) the accuracy, transparency and efficiency of the proxy voting system; (2) communications with shareholders and shareholder participation in voting; and (3) the relationship between voting power and economic interest, including questions about proxy advisory firms, such as ISS, and concerns raised by corporate issuers and other observers about the role, power and manner in which proxy advisory firms operate. The SEC may, but is not required, to engage in rulemaking with respect to the various issues and questions raised in the concept release. At this point we are unable to determine whether the SEC will pursue rulemaking on these matters and, if so, the extent to which any rule might impact our businesses, whether the process by which we provide proxy research and voting services to clients, the manner in which ISS operates as a proxy advisory firm or otherwise. However, as with any regulatory change, we may have to change business practices and operational procedures and incur costs in response to possible modifications to the proxy system that could result from any rulemaking that stems from the concept release.

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

In connection with our acquisition of RiskMetrics, on June 1, 2010, we entered into a senior secured credit agreement, which is comprised of (i) a 1,275.0 million six-year term loan facility and (ii) a $100.0 million five-year revolving credit facility (“New Credit Facility”). See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The New Credit Facility replaced our senior credit facility of $70.9 million and the senior secured facilities of RiskMetrics of $206.7 million outstanding as of May 31, 2010.

As of November 30, 2010, we had $1,268.6 million of indebtedness under the New Credit Facility ($56.0 million in current maturities and $1,212.6 million in long term debt), $226.6 million of cash and cash equivalents and $73.9 million in short-term investments. During first quarter 2011, we will be required to make a payment under the excess cash flow provision of the New Credit Facility of approximately $56.0 million.

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

The New Credit Facility also requires us and our subsidiaries to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) the maximum total leverage ratio (as defined in the New Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed (a) 4.0:1.00 through February 28, 2011, (b) 3.75:1.00 from March 1, 2011 through May 31, 2011, (c) 3.50:1.00 from June 1, 2011 through August 31, 2011, (d) 3.25:1.00 from September 1, 2011 through December 31, 2011 and (e) 2.75:1.00 thereafter; and (2) the minimum interest coverage ratio (as defined in the New Credit Facility) measured quarterly on a rolling four-quarter basis shall be at least (a) 4.50:1.00 through February 28, 2011 and (b) 5.00:1.00 thereafter. On December 10, 2010, our Board of Directors approved a change in our fiscal year end from November 30th to December 31st, commencing with the twelve-month period ended December 31, 2011. The measurement periods for compliance with the financial ratios will be adjusted accordingly.

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

In addition, we may need to incur additional indebtedness in the future in the ordinary course of business. Our level of indebtedness could increase our vulnerability to general economic consequences; require us to dedicate a substantial portion of our cash flow and proceeds of any additional equity issuances to payments of our indebtedness; make it difficult for us to optimally capitalize and manage the cash flow for our business; limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate; place us at a competitive disadvantage to our competitors that have less debt; limit our ability to borrow money or sell stock to fund our working capital and capital expenditures; limit our ability to consummate acquisitions; and increase our interest expense. Because the New Credit Facility resulted in a substantial increase in our level of indebtedness and higher debt-to-equity ratio following the completion of the acquisition in comparison to periods prior to the acquisition, the potential for the occurrence of the consequences described in the preceding sentence could be increased compared to periods prior to the acquisition.

We are dependent on key personnel in our professional staff for their expertise. If we fail to attract and retain the necessary qualified personnel, our business, financial condition or results of operations could be materially adversely affected.

The development, maintenance and support of our products is dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees. Accordingly, the success of our business depends to a significant extent upon the continued service of our executive officers and other key management, research, sales and marketing, operations, information technology and other technical personnel. Although we do not believe that we are overly dependent upon any individual employee, the loss of a group of our key professional employees could have a material adverse effect on our business, financial condition or results of operations. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, research, sales and marketing, information technology, software engineering and other technical personnel. Competition for such personnel worldwide is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. Additionally, in connection with our IPO, we issued founders grants to some of our employees and as these awards vest (the final tranche representing 25% of the total award will vest in November 2011) their effectiveness as a retention tool diminishes. If the equity incentive plans that we currently have in place do not adequately compensate our key employees or are not competitive, we may lose key personnel. If we fail to attract and retain the necessary qualified personnel our products may suffer, which could have a material adverse effect on our business, financial condition or results of operations.

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

Such events could also have a material adverse effect on our clients. For example, immediately after the terrorist attacks on September 11, 2001, our clients who were located in the World Trade Center area were concentrating on disaster recovery rather than licensing additional products. In addition, delivery of some of the data we receive from New York-based suppliers was delayed. The grounding of air transportation impaired our ability to conduct sales visits and other meetings at client sites. During the resulting temporary closure of the U.S. stock markets, some of the data updates supporting our products were interrupted. These types of interruptions could affect our ability to sell and deliver products and could have a material adverse effect on our business, financial condition or results of operations.

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

As we continue to expand our international operations, we increase our exposure to political, economic, legal, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability. We have established and intend to further grow our presence in Mexico, the Middle East, Asia, Africa, Eastern Europe and Central and South America. In the last few years, we have opened offices in Budapest, Dubai, Monterrey, Mumbai and Shanghai. A significant number of our employees are located in offices outside of the United States and a number of those employees are located in emerging market centers. In many countries, the laws and regulations applicable to the financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to maintain consistent internal policies and procedures across our office and remain in compliance with local laws in a particular market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally.

In order to penetrate markets outside of the United States, we must provide a suite of products and services that fit the needs of the local market. Demand for our products and services is still nascent in many parts of the world. Many countries have not fully developed laws and regulations regarding risk management and corporate governance and, in many cases, institutions in these countries have not developed widely accepted best practices regarding the same. If we do not appropriately tailor our products and services to fit the needs of the local market, we may be unable to effectively grow sales of our products and services outside of the United States. There can be no assurances that demand for our products and services will develop in these countries.

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

As a global corporation, we are subject to income taxes as well as non-income taxes, in the United States and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities.

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

Changes in the legislative, regulatory and corporate environments in which ISS’ clients operate may adversely impact our financial results.

ISS’ historical growth has been due, in large part, to increased regulatory requirements, highly visible corporate scandals, increased shareholder activism and corporate chief executive officers and boards of directors that are increasingly concerned about, and responsive to, shareholder concerns. To the extent that any of these trends change, the demand for ISS’ products and services could be reduced, and this could have a material adverse effect on our business, financial condition or results of operation. To the extent these regulations change or are not extended to other markets, our business, financial condition and results of operation could be materially adversely affected.

Our investments in recorded goodwill and other intangible assets as a result of acquisitions, including goodwill and other intangible assets resulting from our RiskMetrics acquisition could be impaired as a result of future business conditions, requiring us to record substantial write-downs that would reduce our operating income.

We have goodwill and intangible assets of $2,422.9 million recorded on our balance sheet as of November 30, 2010. We evaluate the recoverability of recorded goodwill amounts and intangible assets annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Changes in fair market valuations and our operating performance or business conditions, in general, could result in future impairments of goodwill which could be material to our results of operations. In addition, if we are not successful in achieving anticipated operating efficiencies associated with acquisitions, our goodwill and intangible assets may become impaired.

We have engaged in hedging transaction and may engage in other hedging transactions which involve risks that could have a materially adverse effect on our financial condition or results of operations.

In July 2010, we entered into two interest rate swap agreements to reduce our interest rate risk and to manage interest expense, and we may engage in similar transactions in the future. As of November 30, 2010, the interest rate swaps had an aggregate notional principal amount of $445.1 million and a fair value liability of $1.8 million. Our interest rate swaps effectively changed a portion of our variable-rate debt obligations pursuant to our credit facilities to fixed-rate debt obligations. Developing an effective strategy for movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. In addition, the counterparty to a derivate instrument could default on its obligation thereby exposing us to credit risk. Further, we may have to repay certain costs, such as transaction fees or brokerage costs, if a derivate instrument is terminated by us. Finally, our interest rate risk management activities could expose us to substantial losses if interest rates move materially differently from our expectations. As a result, our economic hedging activities may not effectively manage our interest rate sensitivity or have the desired beneficial impact on our financial condition or results of operations.

The obligations associated with being a public company require significant resources and management attention.

As a public company, we are subject to the rules and regulations promulgated by the SEC and the New York Stock Exchange. For example, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial conditions and the Sarbanes Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Our efforts to comply with these rules and regulations have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. See “—Changes in government regulations could materially adversely affect our business, financial condition or results of operations” above.

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

As of November 30, 2010, 119,522,043 shares of our class A common stock were outstanding and freely tradable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.

In November 2007, we filed a registration statement registering under the Securities Act the 12,500,000 shares of class A common stock reserved for issuance in respect of incentive awards to our officers and certain of our employees pursuant to the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan and the 500,000 shares of class A common stock reserved for issuance in respect of equity awards made to our directors who are not employees of the Company or Morgan Stanley pursuant to the MSCI Independent Directors’ Equity Compensation Plan. As of November 30, 2010, we had issued 2,947,305 and 66,605 shares of class A common stock under the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan and MSCI Independent Directors’ Equity Compensation Plan, respectively. In connection with the acquisition of RiskMetrics, we filed a registration statement registering under the Securities Act the 4,257,779 shares of MSCI class A common stock reserved for issuance in respect of incentive awards to officers and certain employees of RiskMetrics pursuant to the RiskMetrics Group, Inc. 2000 Stock Option Plan, RiskMetrics Group, Inc. 2004 Stock Option Plan, Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan and RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (collectively, the “RMG Plans”). As of November 30, 2010, we had issued 1,037,836 shares of class A common stock under the RMG Plans. In June 2010, we also filed a registration statement assuming 3,060,090 shares available under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan.

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

Risks Related to the Acquisition of RiskMetrics Group, Inc.

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

The success of the merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with RiskMetrics’ business. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

•	our ability to successfully and cost effectively combine our business with RiskMetrics’ business;

•	whether the combined businesses will perform as expected;

•	the possibility that we paid more than the value we will derive from the acquisition;

•

the reduction of our cash available for operations and other uses, the increase in amortization expense related to identifiable assets acquired and the incurrence of indebtedness to finance the acquisition; and

•	the assumption of certain known and unknown liabilities of RiskMetrics.

If we are not able to successfully combine our business with RiskMetrics’ business within the anticipated time frame, or at all, the anticipated benefits and cost savings of the merger may not be realized fully or at all or take longer to realize than expected, we may not perform as expected and the price of our shares of common stock may be adversely affected.

It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business or in unexpected integration issues, higher than expected integration costs and an overall integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of RiskMetrics into our operations in order to realize the anticipated benefits of the merger so we perform as expected, include, among other things:

•	combining the companies’ sales, marketing, data, operations and research and development functions;

•	integrating the companies’ technologies, products and services;

•	identifying and eliminating redundant and underperforming operations and assets;

•	harmonizing the companies’ operating practices, employee development and compensation programs,

•	internal controls and other policies, procedures and processes;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	consolidating the companies’ corporate, administrative and information technology infrastructure;

•	coordinating sales, distribution and marketing efforts;

•	managing the movement of certain positions to different locations, including certain of our offices outside the U.S.;

•	maintaining existing agreements with customers and suppliers and avoiding delays in entering into new agreements with prospective customers and suppliers;

•	coordinating geographically dispersed organizations; and

•	consolidating our offices with those of RiskMetrics that are currently in the same location.

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

Our future results may suffer if we do not effectively manage RiskMetrics’ risk management platform and RiskMetrics’ other operations.

We plan to continue to work on combining RiskMetrics’ risk management platform with our expertise in portfolio equity models and analytics to provide clients with the capability to understand risk across their entire investment processes. Our future success depends, in part, upon our ability to manage this combination as well as RiskMetrics’ other businesses, including its corporate governance operation, which poses challenges for management, including challenges relating to the management and monitoring of new operations and the coordination of activities across a larger organization. We cannot assure you that it will be successful or that we will realize expected operational efficiencies, cost savings, revenue enhancement and other benefits currently anticipated from the merger.

We may have difficulty attracting, motivating and retaining executives and other key employees as a result of the merger.

Uncertainty about the success of the integration process and the effect of the merger on employees may have an adverse effect on the combined business. This uncertainty may impair our ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the integration process, as employees may experience uncertainty about their future roles with the combined business. If key employees depart because of issues relating to the uncertainty and difficulty of integration, financial incentives or a desire not to continue as employees of the combined business, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, which could adversely affect our ability to realize the anticipated benefits of the merger.

We will continue to incur restructuring and integration-related costs in connection with the merger.

We expect to continue to incur a number of non-recurring costs associated with combining the operations of the two companies. The substantial majority of non-recurring expenses resulting from the merger will be comprised of restructuring costs related to the elimination of overlapping positions and duplicative occupancy costs and the termination of overlapping vendor contracts. We will also incur fees and costs related to the continued implementation of integration plans. As of November 30, 2010, we incurred $10.0 million of restructuring and integration related fees and expense. We continue to assess the magnitude of these costs and additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental restructuring and merger-related integration costs over time, this net benefit may not be achieved in the near term, or at all.

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

Our corporate headquarters is located in New York, New York. This is also our largest sales office and one of our main research centers. As of November 30, 2010, our principal offices consisted of the following leased properties:

Location	Square Feet	Number of Offices	Expiration Date
New York, New York	76,880	2	August 14, 2012 and December 31, 2014
Rockville, Maryland	56,280	1	June 30, 2013
London, England	52,891	2	February 14, 2015 and February 28, 2022
Berkeley, California	34,178	1	February 28, 2020
Mumbai, India	32,220	1	August 7, 2017
Manila, Philippines	25,000	1	March 31, 2014
Norman, Oklahoma	23,664	1	May 31, 2014
Boston, Massachusetts	18,785	2	May 31, 2011 and January 31, 2016
Budapest, Hungary	18,337	1	February 28, 2014
Monterrey, Mexico	12,671	2	January 31, 2011 and March 31, 2020
Geneva, Switzerland	11,883	1	March 31, 2019

As of November 30, 2010, we also leased sales and client support offices in the following locations: Hong Kong, China; San Francisco, California; Beijing, China; Brussels, Belgium; Tokyo, Japan; Chicago, Illinois; Ann Arbor, Michigan; Toronto, Canada; Shanghai, China; Edison, New Jersey; Frankfurt, Germany; Sydney, Australia; Stamford, Connecticut; Cape Town (Newlands), South Africa; Melbourne, Australia; Singapore; Paris, France; Milan, Italy; Sao Paulo, Brazil; Leeds, England; and Dubai, United Arab Emirates.

In January 2011, we vacated the space that we maintained in Leeds, England and one of the offices we maintained in London, England.

We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3.	Legal Proceedings

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, which arise in the ordinary course of our business. While the amounts claimed could be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that our business, operating results, financial condition or cash flows in a particular period could be materially adversely affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are currently pending or asserted will not, individually or in the aggregate, have a material adverse effect on MSCI’s business, operating results, financial condition or cash flows.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price and Dividends

Our class A common stock has traded on the New York Stock Exchange since November 15, 2007 under the symbol “MSCI.” Prior to that time, there was no public market for our common stock. As of January 24, 2011, there were approximately 334 shareholders of record of our class A common stock. The following table sets forth the high and low closing sales prices per share of our class A common stock from December 1, 2007 through November 30, 2010.

Years ended November 30,	High	Low
2010
First Quarter	$34.50	$27.88
Second Quarter	37.96	28.59
Third Quarter	33.39	27.23
Fourth Quarter	37.44	30.82

2009
First Quarter	$18.65	$14.69
Second Quarter	23.64	13.20
Third Quarter	30.55	22.47
Fourth Quarter	33.60	25.98

On January 24, 2011, the closing price of our class A common stock on the New York Stock Exchange was $35.50.

Our class B common stock is neither listed nor publicly traded. As of January 24, 2011, there were no shareholders of record of our class B common stock.

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

The Transfer Agent and Registrar for the common stock is BNY Mellon Shareowner Services.

Equity Compensation Plans

On November 2, 2007 and November 5, 2007, our shareholders and Board of Directors approved, respectively, the implementation of the MSCI Independent Directors’ Equity Compensation Plan (as amended and restated on January 12, 2011, the “IDECP”). Under the IDECP, the directors that are not employees of the Company receive annual Board retainer fees and fees for serving on the Company’s committees, if applicable, and pursuant to the terms of the IDECP, a director may make an election to receive all or any portion of such director’s retainer and committee fees in shares of our class A common stock. Effective on the date of the 2011 annual shareholders’ meeting, directors who are not employees of the Company are entitled to receive an annual grant of $90,000 each in stock units and the lead director is entitled to an additional $25,000 in stock units, which are subject to a vesting schedule. The total number of shares authorized to be awarded under the plan is 500,000.

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

In connection with the acquisition of RiskMetrics, we filed a registration statement registering under the Securities Act the 4,257,779 shares of MSCI class A common stock reserved for issuance in respect of incentive awards to officers and certain employees of RiskMetrics pursuant to the RiskMetrics Group, Inc. 2000 Stock Option Plan, RiskMetrics Group, Inc. 2004 Stock Option Plan, Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan and RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (collectively, the “RMG Plans”). In June 2010, we also filed a registration statement assuming 3,060,090 shares available under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan.

The following table sets forth certain information with respect to our equity compensation plans at November 30, 2010:

	Number of Securities to be Issued Upon Vesting of Restricted Stock Units and Exercise of Outstanding Options a	Weighted Average Unit Award Value of Restricted Stock Units and Weighted-Average Exercise Price of Outstanding Options b	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) c
Equity Compensation Plans Approved by Security Holders
MSCI Independent Directors’ Equity Compensation Plan(1)	9,770	$34.97	423,625
MSCI Amended and Restated 2007 Equity Incentive Compensation Plan	3,360,057	$21.41	7,191,047
RiskMetrics Group, Inc. 2000 Stock Option Plan	298,700	$3.03	17
RiskMetrics Group, Inc. 2004 Stock Option Plan	942,162	$13.10	6,864
Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan	3,270	$3.21	—
RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan	1,824,973	$22.06	3,144,047

Total	6,438,932	$19.54	10,765,600

(1)	The MSCI Independent Directors’ Equity Compensation Plan does not authorize the issuance of options to purchase MSCI common stock.

Stock Repurchases

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the quarter ended November 30, 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (September 1, 2010-September 30, 2010) Employee Transactions(1)	12,075	$31.39	N/A	N/A
Month #2 (October 1, 2010-October 31, 2010) Employee Transactions(1)	11,042	$34.24	N/A	N/A
Month #3 (November 1, 2010-November 30, 2010) Employee Transactions(1)	255,670	$35.94	N/A	N/A

Total Employee Transactions(1)	278,787	$35.67	N/A	N/A

(1)	Includes shares purchased to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units and/or upon the exercise of employee stock options. The value of the shares purchased was determined using the fair market value of the Company’s class A common shares on the date of purchase, using a valuation methodology established by the Company.

Recent Sales of Unregistered Securities.

None.

Use of Proceeds from Sale of Registered Securities

None.

37 MONTH STOCK PERFORMANCE GRAPH

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

	For the Years Ended November 30,
	2010	2009	2008	2007
MSCI Inc.	$130	$117	$59	$106
S&P 500	$81	$76	$62	$102
NYSE Composite Index	$77	$73	$58	$102

Item 6.	Selected Consolidated Financial Data

Our selected consolidated financial data for the periods presented should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

The selected Consolidated Statements of Income data for the years ended November 30, 2010, 2009, and 2008 and the selected Consolidated Statements of Financial Condition data as of November 30, 2010 and 2009 are derived from our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K. Our consolidated financial statements for the years ended November 30, 2010, 2009 and 2008 have been audited and reported upon by an independent registered public accounting firm. The selected Consolidated Statement of Income data for the years ended November 30, 2007 and 2006 and the selected Consolidated Statement of Financial Condition data as of November 30, 2008, 2007 and 2006 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The selected financial information presented below may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a stand-alone company during the periods presented.

	For the years ended November 30,
	2010(1)	2009	2008	2007	2006
	(in thousands, except operating margin and per share data)
Operating revenues	$662,901	$442,948	$430,961	$369,886	$310,698
Total operating expenses	456,778	291,956	295,171	239,927	227,649

Operating income	206,123	150,992	135,790	129,959	83,049
Other expense (income), net	52,632	19,271	26,147	(3,333)	(16,420)
Provision for income taxes	61,321	49,920	41,375	52,181	36,097

Income before discontinued operations	92,170	81,801	68,268	81,111	63,372
Income from discontinued operations	—	—	—	—	8,073

Net income	$92,170	$81,801	$68,268	$81,111	$71,445

Earnings per basic common share:
Continuing operations	$0.82	$0.80	$0.66	$0.94	$0.76
Discontinued operations	—	—	—	—	0.10

Earnings per basic common share	$0.82	$0.80	$0.66	$0.94	$0.85

Earnings per diluted common share:
Continuing operations	$0.81	$0.80	$0.66	$0.94	$0.76
Discontinued operations	—	—	—	—	0.10

Earnings per diluted common share	$0.81	$0.80	$0.66	$0.94	$0.85

Weighted average shares outstanding used in computing earnings per share
Basic	112,074	100,607	100,037	84,606	83,900

Diluted	113,357	100,860	100,281	84,611	83,900

Operating margin	31.1%	34.1%	31.5%	35.1%	26.7%
Cash and cash equivalents	$226,575	$176,024	$268,077	$33,818	$24,362
Short-term investments	$73,891	$295,304	$—	$—	$—
Cash deposited with related parties	$—	$—	$—	$137,625	$330,231
Trade receivables (net of allowances)	$147,662	$77,180	$85,723	$77,748	$62,337
Goodwill and intangible assets, net of accumulated amortization	$2,422,921	$561,812	$587,530	$616,030	$642,383
Deferred revenue	$271,300	$152,944	$144,711	$125,230	$102,368
Current maturities of long-term debt	$54,916	$42,088	$22,086	$22,250	$—
Long-term debt, net of current maturities	$1,207,881	$337,622	$379,709	$402,750	$—
Total shareholders’ equity	$1,080,117	$507,056	$286,382	$200,021	$825,712
Total assets	$3,023,166	$1,200,269	$1,015,048	$904,679	$1,112,775

(1)	Includes the results of RiskMetrics and Measurisk as of the June 1, 2010 and July 30, 2010 acquisition dates, respectively. Numbers may not total due to rounding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global provider of investment decision support tools, including indices, portfolio risk and performance analytics and corporate governance products and services. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base including asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; and financial intermediaries such as banks, broker-dealers, exchanges, custodians, investment consultants; and corporate clients. As of November 30, 2010, we had approximately 5,800 clients across 78 countries. We had 33 offices in 19 countries to help serve our diverse client base, with approximately 53.3% of our revenue from clients in the Americas, 32.4% in Europe, the Middle East and Africa (“EMEA”) and 14.3% in Asia and Australia, based on revenues for the year ended November 30, 2010. See “Item 1. Business—Clients” above for an explanation of how we calculate our number of clients.

Effective with the acquisition of RiskMetrics Group, Inc. (“RiskMetrics”) discussed below under “—Strategic Initiatives,” the Company consists of two industry leading businesses: the Performance and Risk business and the Governance business. Together, these businesses offer what we believe is the most comprehensive suite of performance, risk management and corporate governance products and services available in our industry. See Note 14, “Segment Information,” for further information about MSCI’s operating segments.

Our Performance and Risk business is a leading global provider of investment decision support tools, including equity indices, portfolio risk and performance analytics, credit analytics and environmental, social and governance (“ESG”) products. Our Performance and Risk products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, assessment of social responsibility and environmental stewardship and the effects of climate change on investments, investment manager selection and investment research. The flagship products within our Performance and Risk business are our Global Equity Indices and ESG products marketed under the MSCI brand, our market and credit risk analytics marketed under the RiskMetrics and Barra brands, our portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand and our valuation models and risk management software for the energy and commodities markets marketed under the FEA brand.

Our Governance business is a leading provider of corporate governance and specialized financial research and analysis services to institutional investors and corporations around the world. Among other things, the Governance business facilitates the voting of proxies by institutional investors and provides in-depth research and analysis to help inform voting decisions and identify issuer-specific risk. The Governance business offers both global security coverage and fully integrated products and services, including proxy voting, policy creation, research, vote recommendations, vote execution, post-vote disclosure and reporting and analytical tools. Within a firewall designed to separate it from the rest of the Governance business, a unit of the Governance business also provides products and services to corporate clients who may use those products and services to learn about and improve their governance practices. The flagship products within our Governance business are our governance research and outsourced proxy voting and reporting services marketed under the ISS brand and our forensic accounting risk research, legal/regulatory risk assessment and due diligence products marketed under the CFRA brand.

Our Governance business serves both institutional and corporate clients and we recognize that there is a potential for conflict of interest with respect to the provision of products and services to corporate issuers through ISS Corporate Services and the products and services we provide to our institutional investor clients through Institutional Shareholders Services (“ISS”). We have instituted multiple safeguards to mitigate any real or perceived conflicts of interests. We formed ISS Corporate Services as a subsidiary with distinct resources and a firewall that prevents the flow of information outside of ISS Corporate Services. Every ISS Corporate Services contract indicates that the purchase of corporate services will not result in preferential treatment from ISS and does not influence ISS’ proxy recommendations or other research coverage. Recommendations and research coverage are based solely on the application of ISS’ published policies and by an issuer’s actual governance policies and practices.

In evaluating our financial performance, we focus on revenue growth for the Company in total and by product category as well as operating profit growth and the level of profitability as measured by our operating margin. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our operating profits into excess cash in the future. See “—Liquidity and Capital Resources” below for a discussion of payments required to be made under the excess cash flow provision of the New Credit Facility (defined below). Our revenue growth strategy includes, among other things,: (a) expanding and deepening our relationships with investment institutions worldwide; (b) developing new and enhancing existing product offerings, including combining existing product features or data derived from our products to create new products; and (c) actively seeking to acquire products, technologies and companies that will enhance, complement or expand our client base and our product offerings. In furtherance of this revenue growth strategy, we recently completed the acquisitions of RiskMetrics and Measurisk, LLC (“Measurisk”) discussed below under “—Strategic Initiatives.”

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

Change in Fiscal Year End

On December 8, 2010, the Board of Directors of the Company approved a change in the Company’s fiscal year end from November 30 to December 31 of each year. This change to the calendar year reporting cycle began January 1, 2011. As a result of the change, the Company will have a December 2010 fiscal month transition period, the results of which will be separately reported in the Company’s Quarterly Report on Form 10-Q for the calendar quarter ending March 31, 2011 and in the Company’s Annual Report on Form 10-K for the calendar year ending December 31, 2011.

Strategic Initiatives

Acquisition of RiskMetrics

On June 1, 2010, we completed our acquisition of RiskMetrics in a cash-and-stock transaction valued at approximately $1,572.4 million. In connection with the acquisition, we entered into a senior secured credit agreement, which is comprised of (i) a $1,275.0 million six-year term loan facility and (ii) a $100.0 million five-

year revolving credit facility, which includes a $25.0 million letter of credit subfacility and $10.0 million swingline loan subfacility (the “New Credit Facility”). See “—Liquidity and Capital Resources” below for additional information.

For the year ended November 30, 2009, we had total operating revenues of $442.9 million and operating expenses of $292.0 million. For the year ended December 31, 2009, RiskMetrics had total operating revenues of $303.4 million and operating expenses of $236.4 million. We assigned a significant value to the intangible assets of RiskMetrics as part of the acquisition, which increased and is expected to increase the amortization expense we recognized and we will recognize. See Note 10, “Intangible Assets” for further information. We also have incurred increased interest expense as a result of the New Credit Facility we entered into in connection with the acquisition. We therefore expect that the acquisition of RiskMetrics will have a significant impact on our financial results in future periods. Additionally, we may have additional exposure to foreign currency risk following the acquisition as a result of the subsequent change in the relative mix of our non-U.S. dollar revenues and expenses.

Acquisition of Measurisk

On July 30, 2010, we acquired Measurisk to expand our product offerings to hedge fund investors. The value we assigned to the intangible assets of Measurisk will further increase the amortization expense that we recognized during the year ended November 30, 2010 and that we will recognize in the future. See Note 10, “Intangible Assets” for further information.

Key Financial Metrics and Drivers

Revenues

Our principal sales model in both of our business segments is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services for an annual fee paid up front. Additionally, we have increasing recurring subscriptions to our managed services offering in which our staff oversee the production of risk and performance reports on behalf of our clients. For the year ended November 30, 2010, approximately $537.8 million, or 81.1%, of our revenues was attributable to annual, recurring subscriptions. These fees are recorded as deferred revenues on our Consolidated Statement of Financial Condition and are recognized on our Consolidated Statement of Income as the service is rendered. Additionally, $104.1 million of our revenues comes from clients who use our indices as the basis for index-linked investment products such as ETFs. We derive revenues from certain institutional clients that use our indices as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generate a limited amount of our revenues from certain exchanges that use our indices as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. We also receive revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services and overages relating to the proxy research and voting services.

As a part of establishing the Performance and Risk and the Governance operating segments and how they will be managed, we have revised our product categories. Our revenues are now grouped into the following five product and/or service categories:

Index and ESG

This category includes subscription fees from MSCI equity index data and ESG research and analytics products, fees based on assets in investment products linked to our equity indices, fees from non-recurring licenses of our equity index historical data and fees from custom MSCI indices. We also generate a limited amount of revenues based on the trading volume of futures and options contracts linked to our indices.

Clients typically subscribe to equity index data modules for use by a specified number of users at a particular location. Clients may select delivery from us or delivery via a third-party vendor. We are able to grow our revenues for data subscriptions by expanding the number of client users and their locations and the number of third-party vendors the client uses for delivery of our data modules. The increasing scope and complexity of a client’s data requirements beyond standard data modules, such as requests for historical data or customized indices, also provide opportunities for further revenue growth from an existing client. Clients who utilize our ESG research and analytics products and services pay an annual subscription fee and access these products and services via a web based application.

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

Risk Management Analytics Products

This category includes revenues from annual, recurring subscriptions to our risk management analytics products including our two major products, RiskManager and BarraOne. We have increasing recurring subscriptions to our managed services offering in which our staff oversee the production of risk and performance reports on behalf of our clients. Other products in this category include HedgePlatform, InterSight, DataMetrics, Wealthbench, Couterparty Risk and Credit Manager. The products offer a consistent risk assessment framework for managing and monitoring investments in a variety of asset classes across an organization. We are able to grow our revenues by licensing additional users and locations as well as sell additional products and services.

RiskManager is used by clients for daily analyzing, measuring and monitoring of market risk at fund and firm level, for sensitivity and stress testing, and interactive what-if analysis. RiskManager is a highly scalable platform accessed by clients via a license to a secure, interactive web-based application service, as a fully outsourced risk reporting service or as a web service in which a client’s systems access RiskMetrics core risk elements by connecting directly to our systems.

BarraOne, powered by the Barra Integrated Model, provides clients with global, multi-asset class risk analysis using Barra fundamental factor technology. The product is accessed by clients via a secure, interactive web-based session, web services or on an outsourced basis.

Clients generally subscribe to the other products in this category on an annual recurring basis.

Portfolio Management Analytics

This category includes revenues from annual, recurring subscriptions to Barra Aegis and our proprietary risk data in Barra Aegis; Equity Models Direct products; and our proprietary equity risk data incorporated in third-party software application offerings (e.g., Barra on Vendors). This category also includes revenues from annual, recurring subscriptions to our fixed income portfolio analytics products.

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

The Barra Cosmos System for fixed income portfolio analytics products enables global fixed income portfolio managers to manage risk and optimize return in a multi-currency, global bond portfolio. This product is a desktop application.

Energy and Commodity Analytics

Our energy and commodity analytics products consist of software applications which help users value and model physical assets and derivatives across a number of market segments including energy and commodity assets.

Governance

Our governance products consist of corporate governance products and services, including proxy research, recommendation and voting services for asset owners and asset managers as well as governance advisory and compensation services for corporations. It also includes forensic accounting research as well as class action monitoring and claims filing services to aid institutional investors in the recovery of funds from securities. The products were all acquired as part of the RiskMetrics acquisition. The substantial majority of the revenues are annual, subscription based revenues. The largest portion of our non-recurring revenues are included in this category as a result of advisory and consulting services and overages relating to the proxy research and voting services.

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

The following table set forth our Run Rates and the percentage growth over the periods indicated. Run Rates have been adjusted to conform to the product categorization used for accounting revenues. In order to provide a more meaningful comparison, the historical numbers have been adjusted to include RiskMetrics as if the acquisition had occurred on November 30, 2008.

	November 30,			Comparison of
	2010	2009	2008	November 30, 2010 to 2009	November 30, 2009 to 2008
	(in thousands)
Run Rates
Index and ESG:
Subscriptions	$235,370	$202,785	$177,675	16.1%	14.1%
Asset based fees	114,233	95,201	52,539	20.0%	81.2%

Total index and ESG	349,603	297,986	230,214	17.3%	29.4%
Risk management analytics(1)	235,422	197,997	188,453	18.9%	5.1%
Portfolio management analytics	117,256	122,192	132,956	(4.0%)	(8.1%)
Energy and commodity analytics	15,330	15,365	13,506	(0.2%)	13.8%
Governance	105,534	111,841	117,942	(5.6%)	(5.2%)

Total Run Rate	$823,145	$745,381	$683,071	10.4%	9.1%

Subscription total	708,912	650,180	630,532	9.0%	3.1%
Asset based fees total	114,233	95,201	52,539	20.0%	81.2%

Total Run Rate	$823,145	$745,381	$683,071	10.4%	9.1%

(1)	Included in the above table is approximately $13.4 million of Run Rate associated with the Measurisk acquisition as of November 30, 2010. The prior period run rates have not been restated for the impact of the Measurisk acquisition.

Changes in Run Rate between periods reflect increases from new subscriptions, decreases from cancellations, increases or decreases, as the case may be, from the change in the value of assets of investment products linked to MSCI indices, the change in trading volumes of futures and options contracts linked to MSCI indices, price changes and fluctuations in foreign exchange rates.

The following table sets forth our net new recurring subscription sales (as if we had completed the RiskMetrics acquisition as of the dates indicated) for the years ended:

	November 30,
	2010	2009	2008
	(in thousands)
New recurring subscription sales	$136,393	$97,191	$144,241
Subscription cancellations	(84,567)	(103,734)	(65,243)

Net new recurring subscription sales	$51,826	$(6,543)	$78,998

Retention Rates

Other key metrics are our “Aggregate Retention Rate” and “Core Retention Rate,” which are collectively referred to as “Retention Rates.” These metrics are important because subscription cancellations decrease our Run Rate and ultimately our operating revenues. The annual Aggregate Retention Rate represents the retained subscription Run Rate (beginning subscription Run Rate less actual cancels during the year) as a percentage of the subscription Run Rate at the beginning of the fiscal year. If a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation for purposes of calculating our Aggregate Retention Rate. Our Core Retention Rate is calculated in the same way as our Aggregate Retention Rate, except that the Core Retention Rate does not treat switches between products as a cancellation. Our Aggregate and Core Retention Rates are computed on a product-by-product basis. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction. We do not calculate Aggregate or Core Retention Rates for that portion of our Run Rate attributable to assets in investment products linked to our indices or to trading volumes of futures and options contracts linked to our indices. Aggregate and Core Retention Rates for a non-annual period reflect the annualization of the cancels recorded in the period.

The following table sets forth our Aggregate Retention Rates by product category for the periods indicated for the years ended November 30 2010, 2009 and 2008 as if we had completed the RiskMetrics acquisition as of the dates indicated:

	Index and ESG	Risk Management Analytics	Portfolio Management Analytics	Energy and Commodity Analytics	Governance	Total
2010
Qtr Ended February 28,	93.8%	81.5%	92.3%	85.5%	74.2%	86.2%
Qtr Ended May 31,	92.4%	91.3%	84.6%	80.5%	86.0%	89.2%
Qtr Ended August 31,	90.9%	89.7%	83.7%	90.5%	86.4%	88.4%
Qtr Ended November 30,	92.1%	85.4%	69.1%	83.4%	86.3%	84.6%
Year Ended November 30,	92.3%	87.4%	82.4%	85.0%	83.3%	87.2%

2009
Qtr Ended February 28,	93.8%	85.5%	86.5%	90.5%	73.0%	85.6%
Qtr Ended May 31,	92.8%	79.5%	82.2%	91.3%	84.6%	85.1%
Qtr Ended August 31,	90.5%	80.4%	69.1%	84.5%	85.4%	81.9%
Qtr Ended November 30,	88.5%	80.2%	77.7%	88.5%	78.7%	82.0%
Year Ended November 30,	91.4%	81.4%	78.9%	88.7%	80.4%	83.7%

2008
Qtr Ended February 29,	97.8%	92.6%	95.1%	91.4%	87.0%	93.3%
Qtr Ended May 31,	94.2%	86.5%	89.6%	96.1%	90.1%	90.1%
Qtr Ended August 31,	95.5%	88.4%	87.5%	97.1%	86.5%	89.8%
Qtr Ended November 30,	89.2%	78.8%	69.6%	83.3%	83.9%	80.5%
Year Ended November 30,	94.2%	86.6%	85.5%	92.0%	86.9%	88.5%

The following table sets forth our Core Retention Rates by product category for the periods indicated for the years ended November 30, 2010, 2009 and 2008 as if we had completed the RiskMetrics acquisition as of the dates indicated:

	Index and ESG	Risk Management Analytics	Portfolio Management Analytics	Energy and Commodity Analytics	Governance	Total
2010
Qtr Ended February 28,	94.5%	82.9%	94.3%	85.5%	74.2%	87.2%
Qtr Ended May 31,	92.9%	92.3%	86.3%	80.5%	86.0%	90.0%
Qtr Ended August 31,	91.2%	92.0%	86.8%	90.5%	86.4%	89.8%
Qtr Ended November 30,	92.4%	85.4%	71.2%	83.4%	86.3%	85.0%
Year Ended November 30,	92.7%	88.5%	84.7%	85.0%	83.3%	88.1%

2009
Qtr Ended February 28,	94.0%	85.5%	87.8%	90.6%	73.0%	85.9%
Qtr Ended May 31,	93.1%	81.4%	83.7%	91.3%	84.6%	86.1%
Qtr Ended August 31,	91.2%	81.0%	70.5%	84.5%	85.4%	82.6%
Qtr Ended November 30,	89.1%	81.2%	78.4%	89.9%	78.7%	82.6%
Year Ended November 30,	91.9%	82.3%	80.1%	89.1%	80.4%	84.3%

2008
Qtr Ended February 29,	97.9%	92.6%	96.6%	91.4%	87.0%	93.7%
Qtr Ended May 31,	94.4%	86.5%	92.4%	96.1%	90.1%	90.8%
Qtr Ended August 31,	95.9%	88.9%	92.4%	97.1%	86.5%	91.2%
Qtr Ended November 30,	89.4%	79.1%	80.3%	86.3%	83.9%	83.2%
Year Ended November 30,	94.4%	86.8%	90.4%	92.7%	86.9%	89.7%

The quarterly Retention Rates are calculated by annualizing the actual cancellations recorded during the quarter. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Retention Rate for the quarter.

For example, in the fourth quarter of 2010, we recorded cancellations of $25.5 million. To derive the Aggregate Retention Rate for the fourth quarter, we annualized the actual cancellations during the quarter of $25.5 million to derive $102.1 million of annualized cancellations. This $102.1 million was then divided by the $661.3 million subscription Run Rate at the beginning of the year, adjusted for the Measurisk acquisition, to derive a cancellation rate of 15.4%. The 15.4% was then subtracted from 100.0% to derive an Aggregate Retention Rate of 84.6% for the fourth quarter.

For the calculation of the Core Retention Rate the same methodology was used except the amount of cancellations in the quarter was reduced by the amount of product swaps. For example, in fourth quarter 2010 we had product swaps of $0.8 million which was subtracted from the $25.5 million of actual cancels to derive core cancels of $24.7 million. This $24.7 million was annualized to derive $99.0 million of annualized cancellations which was then divided by the $661.3 million subscription Run Rate at the beginning of the year, adjusted for the Measurisk acquisition, to derive a cancellation rate of 15.0%. The 15.0% was then subtracted from 100.0% to derive the Core Retention Rate of 85.0% for the fourth quarter.

Retention Rates for the year ended November 30, 2010 remained lower than pre-financial crisis peaks due to the recent adverse financial environment and increased competition which resulted in liquidations and consolidations, price pressures and declines in demand for discretionary financial research products. For the year ended November 30, 2010, 30.2% of our cancellations occurred in the fourth fiscal quarter. Historically, Retention Rates have generally been higher during the first three quarters and lower in the fourth fiscal quarter.

Expenses

Compensation and benefits costs represent the majority of our expenses across all of our operating functions and typically have represented approximately 50% to 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting existing staff compensation and benefit increases and increased staffing levels. Employing individuals in our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit costs. As of November 30, 2010, we had approximately 2,077 employees throughout the world, of which approximately 30.0% were located in emerging market centers.

We group our operating expenses into five categories:

•	Cost of services,

•	Selling, general and administrative (“SG&A”),

•	Restructuring,

•	Amortization of intangible assets, and

•	Depreciation and amortization of property, equipment and leasehold improvements.

In both the cost of services and SG&A expense categories, compensation and benefits represents the majority of our expenses. Other costs associated with the number of employees such as office space are included in both the cost of services and SG&A expense categories consistent with the allocation of employees to those respective areas.

Cost of Services

This category includes costs related to our research, data operations and technology, software engineering, product management and proxy research and voting functions. Costs in these areas include staff compensation and benefits, occupancy, market data fees, proxy voting fees, information technology and other miscellaneous costs. Prior to May 22, 2009, a portion of these costs were allocated to us by Morgan Stanley which was the controlling shareholder through that date. The largest expense in this category is compensation and benefits. As such, it generally contributes to a majority of our expense increases from period to period, reflecting compensation increases for current staff and increased staffing levels.

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

Restructuring

During the year ended November 30, 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics. Restructuring includes expenses associated with the elimination of overlapping positions and duplicative occupancy costs, the termination of overlapping vendor contracts and the discontinuance of the planned integration of a product into RiskMetrics’ standard product offering suite.

Amortization of Intangible Assets

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. Our intangible assets consist primarily of technology and software, trademarks, client relationships and non-competition agreements. The intangible assets have useful lives ranging from one to 20 years.

Depreciation and amortization of property, equipment and leasehold improvements

This category consists of expenses related to depreciating the cost of furniture and fixtures, computer and related equipment and leasehold improvements over the estimated useful life of the assets.

Other Expense (Income), net

This category consists primarily of interest we pay on our credit facilities, interest we collect on cash and short-term investments, foreign currency gains and losses, as well as other non-operating income and expense items.

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

For our energy and commodity asset valuation analytics products, we use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value if all undelivered elements exist. In virtually all of our contracts, the only element that remains undelivered at the time of delivery of the product is support. The fair value of support is determined based upon what the fees for the support are for clients who purchase support separately. Under the residual method, the fair value of the undelivered element is deferred and the remaining portion of the contract fee is recognized as product revenue. Support fees for these products are recognized ratably over the support period.

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

Research and Development and Software Capitalization

We account for research and development costs in accordance with several accounting pronouncements, including ASC Subtopic 730-10, “Research and Development,” and ASC Subtopic 985-730, “Software-Research and Development.” ASC Subtopic 730-10 requires that research and development costs generally be expensed as incurred. ASC Subtopic 985-730 specifies that costs incurred in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to clients. Judgment is required in determining when technological feasibility of a product is established. Costs incurred after technological feasibility is established have not been material, and accordingly, we have expensed all research and development costs when incurred. Research and development costs for the years ended November 30, 2010, 2009 and 2008 were approximately $73.2 million, $53.3 million and $56.5 million, respectively.

Share-Based Compensation

Certain of our employees have received share-based compensation under certain compensation programs. Our compensation expense reflects the fair value method of accounting for share-based payments under ASC Subtopic 718-10, “Compensation-Stock Compensation.” ASC Subtopic 718-10 requires measurement of compensation cost for equity-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The fair value of MSCI restricted stock units is determined based on the number of units granted and the grant date fair value of MSCI common stock, measured as the closing price on the date of grant. The fair value of MSCI stock options is determined using the Black-Scholes valuation model and the single grant life method. Under the single grant life method, option awards with graded vesting are valued using a single weighted-average expected option life. Compensation for all stock-based payment awards is recognized using the graded vesting attribution method. MSCI reserved approximately 4.3 million class A common shares for outstanding vested and unvested stock options and unvested restricted stock awards assumed as part of the acquisition of RiskMetrics on June 1, 2010. The fair values of stock options assumed were estimated using a Hull-White Lattice option-pricing model. The Hull-White model is commonly used for estimating the fair value of in-the-money and out-of-the-money options, as it explicitly models the exercise behavior of option holders considering the amount by which each such grant is in- or out-of-the-money. The major assumptions utilized are the stock price, the remaining contractual term, the remaining time to vest, forfeiture behavior, dividend yield, the risk-free interest rate, expected volatility and the early exercise multiple.

Based on interpretive guidance related to Stock Compensation, our policy is to accrue the estimated cost of share-based awards that were granted to retirement-eligible employees over the course of the current year rather than expensing the awards on the date of grant.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded when it is probable and estimable that a receivable will not be collected. The allowance for doubtful accounts was approximately $1.0 million at November 30, 2010, $0.8 million at November 30, 2009, and $0.7 million at November 30, 2008. Changes in the allowance for doubtful accounts from November 30, 2008 to November 30, 2010 were as follows:

Amount
(in thousands)
Balance as of December 1, 2007	$1,584
Recovery of bad debt	(817)
Amounts written off	(55)

Balance as of November 30, 2008	$712
Addition to provision	977
Amounts written off	(842)

Balance as of November 30, 2009	847
Addition to provision(1)	931
Amounts written off	(765)

Balance as of November 30, 2010	$1,013

(1)	Includes an allowance of $0.3 million assumed upon the acquisition of RiskMetrics on June 1, 2010.

Tax Contingencies

Prior to May 2, 2008, we were a member of the Morgan Stanley consolidated group and our taxable income was included in the consolidated U.S. federal income tax return of Morgan Stanley as well as in returns filed by Morgan Stanley with certain state and local taxing jurisdictions. After May 2, 2008, upon the disposition by Morgan Stanley of a portion of its equity interest in us, we were no longer eligible to join in the filing of a consolidated federal income tax return with Morgan Stanley. We have filed and will continue to file our consolidated U.S. federal income tax return as a taxable group separate from Morgan Stanley. Our foreign income tax returns have been filed on a separate company basis. Our federal and foreign income tax liability has been computed and presented in the consolidated financial statements as if we were a separate taxpaying entity in the periods presented. The state and local liability presented in these statements reflects the fact that we are included in certain filings of Morgan Stanley through May 22, 2009, the date on which Morgan Stanley disposed of its remaining equity interest in us, and that our tax liability is affected by the attributions of the Morgan Stanley group. We continued to file certain state income tax returns with Morgan Stanley on a consolidated, combined, or unitary basis under applicable state law through May 22, 2009. After May 22, 2009, we were no longer eligible for inclusion in any state or local consolidated, combined, or unitary return filed by Morgan Stanley and, from that date forward, we have been filing the relevant state income tax returns as a separate taxable group.

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

Goodwill

Goodwill is recorded as part of our acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The carrying amount of our goodwill is $1,706.7 million primarily relating to the acquisitions of Barra, RiskMetrics and Measurisk. The goodwill is not amortized, but rather is subject to an impairment test each year, or more often if conditions indicate impairment may have occurred, pursuant to ASC Topic 350, “Goodwill and Other Intangible.” For the years ended November 30, 2010, 2009 and 2008, goodwill impairment was determined by comparing the fair value of the reporting unit with its book value. If the estimated fair value exceeds the book value, goodwill is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of the impairment. As the acquisitions of RiskMetrics and Measurisk occurred during the year ended November 30, 2010, no impairment test was performed related to the goodwill associated with these acquisitions. The fair value of the reporting units exceeded the book value in the years ended November 30, 2010, 2009 and 2008 and, as a result, no impairment of the goodwill was recorded.

Intangible Assets

Intangible assets consist of those definite-lived intangibles from the acquisitions of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. The Company amortizes definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are tested for impairment annually or when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. The Company has no indefinite-lived intangibles. The intangible assets have useful lives ranging from one to 20 years.

Accrued Compensation

We make significant estimates in determining our accrued non-stock based compensation and benefits expenses. A significant portion of our employee incentive compensation programs are discretionary. Each year end we determine the amount of discretionary cash bonus pools. We also review compensation and benefits expenses throughout the year to determine how overall performance compares to management’s expectations. We take these and other factors, including historical performance, into account in reviewing accrued discretionary cash compensation estimates quarterly and adjusting accrual rates as appropriate. Changes to these factors could cause a material increase or decrease in the amount of expense that we report in a particular period. Accrued non stock-based compensation and related benefits as of November 30, 2010 was $93.4 million.

Factors Affecting the Comparability of Results

The results of RiskMetrics and Measurisk were not included in our results of operations until their acquisition dates of June 1, 2010 and July 30, 2010, respectively. The RiskMetrics acquisition has had a significant impact on our results of operations and will affect the comparability of our results in the future.

Restructuring

In connection with the acquisition of RiskMetrics, we initiated a plan to restructure the Company’s operations to eliminate overlapping positions and duplicative occupancy costs, terminate overlapping vendor contracts, and discontinue the planned integration of a product into RiskMetrics’ standard product offering suite. We initiated restructuring activities during the third quarter of 2010 and expect the elimination of overlapping positions to be substantially complete by the end of the first quarter of 2011 and the elimination of leases or vendor contracts is anticipated to be completed over the next 13 months. See “—Restructuring” below for information on restructuring-related activities and estimated costs.

The cumulative charges that we expect to incur in connection with the restructuring are subject to a number of assumptions, and actual results may differ significantly. We may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring.

Results of Operations

Year Ended November 30, 2010 Compared to Year Ended November 30, 2009

	For the Years Ended November 30,
	2010	2009	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$662,901	$442,948	$219,953	49.7%
Operating expenses:
Cost of services	198,626	118,665	79,961	67.4%
Selling, general and administrative	190,244	135,780	54,464	40.1%
Restructuring	8,896	—	8,896	n/a
Amortization of intangible assets	41,599	25,554	16,045	62.8%
Depreciation and amortization of property, equipment and leasehold improvements	17,413	11,957	5,456	45.6%

Total operating expenses	456,778	291,956	164,822	56.5%

Operating income	206,123	150,992	55,131	36.5%
Other expense, net	52,632	19,271	33,361	173.1%
Provision for income taxes	61,321	49,920	11,401	22.8%

Net income	$92,170	$81,801	$10,369	12.7%

Earnings per basic common share	$0.82	$0.80	$0.02	2.5%

Earnings per diluted common share	$0.81	$0.80	$0.01	1.3%

Operating margin	31.1%	34.1%

Operating Revenues

	For the Years Ended November 30,
	2010	2009	Increase/(Decrease)
	(in thousands)
Index and ESG:
Subscriptions	$224,600	$188,531	$36,069	19.1%
Asset based fees	105,799	71,966	33,833	47.0%

Total index and ESG	330,399	260,497	69,902	26.8%
Risk management analytics	134,521	37,656	96,865	257.2%
Portfolio management analytics	123,159	129,270	(6,111)	(4.7%)
Energy & commodity analytics	16,228	15,525	703	4.5%
Governance	58,594	—	58,594	n/a

Total operating revenues	$662,901	$442,948	$219,953	49.7%

Total operating revenues for the year ended November 30, 2010 increased $220.0 million, or 49.7%, to $662.9 million compared to $442.9 million for the year ended November 30, 2009. Approximately $156.7 million of the growth was comprised of revenues contributed by the acquisitions made during the year ended November 30, 2010. The remaining $63.2 million of growth was comprised of increases in asset based fees and subscription revenues of $33.8 million and $29.4 million, respectively. Subscription revenues consist of our revenues related to index and ESG subscriptions, risk management analytics, portfolio management analytics, energy and commodity analytics and governance products. Our revenues are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our revenues for the year ended November 30, 2010 would have been higher by $8.6 million.

Our index and ESG products primarily consist of equity index subscriptions, equity index asset based fees products and ESG products. Revenues related to index and ESG products increased $69.9 million, or 26.8%, to $330.4 million for the year ended November 30, 2010 compared to $260.5 million in the same period in 2009.

Revenues from the index and ESG subscriptions sub-category were up $36.1 million, or 19.1%, to $224.6 million for the year ended November 30, 2010 compared to $188.5 million in the same period in 2009. Approximately $9.3 million of the growth was comprised of revenues contributed by the acquisitions made during the year ended November 30, 2010. The remaining $26.8 million was attributable to growth primarily in our core benchmark indices.

Revenues attributable to the index asset based fees products sub-category increased $33.8 million, or 47.0%, to $105.8 million for the year ended November 30, 2010 compared to $72.0 million in the same period in 2009. The growth was primarily attributable to the growth in the average value of assets in ETFs linked to MSCI equity indices. The average value of assets in ETFs linked to MSCI equity indices in the aggregate increased 58.7% to $261.1 billion for the year ended November 30, 2010 compared to $164.6 billion for the year ended November 30, 2009. As of November 30, 2010, the value of assets in ETFs linked to MSCI equity indices was $311.0 billion, representing an increase of 32.8% from $234.2 billion as of November 30, 2009.

The three MSCI indices with the largest amount of ETF assets linked to them as of November 30, 2010 were the MSCI Emerging Markets, EAFE and U.S. Broad Market Indices with $102.7 billion, $39.4 billion and $15.6 billion in assets, respectively.

To conform to industry standards, we have changed our ETF assets under management calculation methodology from ETF price multiplied by the number of shares outstanding to ETF net asset value multiplied by the number of shares outstanding. The cash inflow/outflow figures are based on the change in the shares outstanding between the periods. The numbers in the tables are presented on this basis beginning with the February 2010 quarter. Periods prior to the February 2010 quarter have not been restated and are therefore not comparable. The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

	Quarter Ended
	2010				2009
	November 30,	August 31,	May 31,	February 28,	November 30,	August 31,	May 31,	February 28,
	(amounts in billions)
AUM in ETFs linked to MSCI Indices	$311.0	$258.7	$238.1	$233.5	$234.2	$199.2	$175.9	$107.8
Sequential Change in Value
Market Appreciation/(Depreciation)	$28.2	$6.8	$(4.4)	$(8.6)	$18.0	$20.1	$42.2	$(13.6)
Cash Inflow/(Outflow)	24.1	13.8	9.0	8.3	17.0	3.2	25.9	2.4

Total Change	$52.3	$20.6	$4.6	$(0.3)	$35.0	$23.3	$68.1	$(11.2)

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the quarters ended in the months indicated:

	Quarterly Average
	2010				2009
	November 30,	August 31,	May 31,	February 28,	November 30,	August 31,	May 31,	February 28,
	(amounts in billions)
AUM in ETFs linked to MSCI Indices	$300.7	$252.0	$252.3	$239.3	$216.8	$180.3	$134.7	$126.4

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

Revenues related to risk management analytics products increased $96.9 million, or 257.2%, to $134.5 million for the year ended November 30, 2010 compared to $37.7 million in the same period in 2009. Approximately $88.9 million of the growth was comprised of revenues contributed by the acquisitions made during the year ended November 30, 2010. The remaining $8.0 million of organic growth primarily reflects an increase of $8.4 million, or 28.9%, to $37.3 million in BarraOne and an increase of $0.6 million, or 26.5%, to $2.7 million in our performance attribution analytics product, partially offset by a decrease of $0.9 million, or 14.2%, to $5.7 million in TotalRisk as we continue to decommission and transition customers to BarraOne.

Our portfolio management analytics products consist of equity portfolio analytics tools and fixed income portfolio analytics tools. Revenues related to portfolio management analytics products decreased $6.1 million, or 4.7%, to $123.2 million for the year ended November 30, 2010 compared to $129.3 million in the same period in 2009. Within the portfolio management analytics products, equity portfolio analytics tools decreased $5.3 million to $117.9 and fixed income analytics tools decreased $0.8 million to $5.3 million.

Our energy and commodity analytics products consist of software applications which help users value, model and hedge physical assets and derivatives across a number of market segments including energy and commodity assets. Revenues from energy and commodity analytics products increased $0.7 million, or 4.5%, to $16.2 million for the year ended November 30, 2010 compared to $15.5 million in the same period in 2009.

Our governance products consist of institutional governance including proxy research, recommendation and voting services, corporate governance including advisory and compensation services and Financial Research and Analysis (‘FRA”) services including forensic accounting research and services to aid institutional investors in the recovery of funds from securities litigation. For the year ended November 30, 2010, our governance products contributed $58.6 million to our revenues. The governance product line was acquired with our purchase of RiskMetrics on June 1, 2010 and had no effect on our results of operations prior to that date.

Operating Expenses

Operating expenses increased $164.8 million, or 56.5%, to $456.8 million for the year ended November 30, 2010 compared to $292.0 million in the same period in 2009. Approximately $134.7 million of the increase was comprised of expenses contributed by the acquisitions made during the year ended November 30, 2010. The remaining $30.1 million increase primarily reflects $21.2 million in transaction costs associated with the acquisition of RiskMetrics, higher compensation and non-compensation costs, expenses we incurred in the year ended November 30, 2010 to restructure our operations after our acquisition of RiskMetrics and higher depreciation expense partially offset by reduced amortization of our intangible assets associated with the Barra acquisition. Our operating expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Using exchange rates for the same period of the prior year, our operating expense in the year ended November 30, 2010 would have been higher by $5.9 million had the U.S. dollar not strengthened relative to the prior year.

The following table shows operating expenses by each of the categories:

	Years Ended November 30,
	2010	2009	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$147,124	$87,672	$59,452	67.8%
Non-compensation expenses	51,502	30,993	20,509	66.2%

Total cost of services	198,626	118,665	79,961	67.4%
Selling, general and administrative:
Compensation and benefits	109,871	92,798	17,073	18.4%
Non-compensation expenses	80,373	42,982	37,391	87.0%

Total selling, general and administrative	190,244	135,780	54,464	40.1%
Restructuring	8,896	—	8,896	n/a
Amortization of intangible assets	41,599	25,554	16,045	62.8%
Depreciation of property, equipment and leasehold improvements	17,413	11,957	5,456	45.6%

Total operating expenses	$456,778	$291,956	$164,822	56.5%

Compensation and benefits	$256,995	$180,470	$76,525	42.4%
Non-compensation expenses	131,875	73,975	57,900	78.3%
Restructuring	8,896	—	8,896	n/a
Amortization of intangible assets	41,599	25,554	16,045	62.8%
Depreciation of property, equipment and leasehold improvements	17,413	11,957	5,456	45.6%

Total operating expenses	$456,778	$291,956	$164,822	56.5%

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and have typically represented approximately 50% to 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of November 30, 2010, the number of employees increased 1,199 to 2,077 from 878 on November 30, 2009. Approximately 89.7% of the increase was attributable to employees who joined the Company as part of the RiskMetrics and Measurisk acquisitions. As of November 30, 2010, approximately 69.2% and 30.8% of our employees perform duties attributable to the cost of services and SG&A categories, respectively. During the year ended November 30, 2010, we continued to manage the compensation and benefits expenses through the hiring of staff in emerging market centers. As of November 30, 2010, approximately 30.0% of our employees were located in emerging market centers.

In the year ended November 30, 2010, compensation and benefits costs were $257.0 million, an increase of $76.5 million, or 42.4%, compared to $180.5 million in the same period in 2009. Approximately $73.4 million of the increase was comprised of expenses contributed by the acquisitions made during the year ended November 30, 2010. The remaining $3.1 million primarily reflects $15.0 million of increased costs related to current staff and increased staffing levels partially offset by $11.7 million of decreased stock based compensation costs.

Stock based compensation expense for the year ended November 30, 2010 was $30.7 million, a decrease of 12.2% compared to $34.9 million in same period of 2009. The decrease was comprised primarily of lower expenses associated with the founders grant award and the amortization of restricted stock units associated with the 2008 annual bonus partially offset by the expense associated with the performance award granted in June 2010 to certain of our employees, the amortization of awards assumed upon the acquisition of RiskMetrics and amortization of restricted stock units granted as a component of the 2009 annual bonus awards. Approximately $8.2 million and $26.7 million of the stock based compensation expense was related to the founders grant award for the years ended November 30, 2010 and 2009, respectively. The decrease in the expense related to the founders grant award is primarily attributable to the vestings of the award. Approximately $4.2 million of the stock based compensation expense for the year ended November 30, 2010 was related to the performance award granted in June 2010.

Non-compensation expenses for the year ended November 30, 2010 was $131.9 million, an increase of $57.9 million, or 78.3%, compared to $74.0 million in the same period of 2009. Approximately $26.2 million of the increase was comprised of expenses contributed by the acquisitions made during the year ended November 30, 2010. The remaining $31.7 million increase reflects $21.2 million in costs related to acquire RiskMetrics as well as increased third party consulting, travel and entertainment, information technology, occupancy, recruiting, other tax and license fees and market data costs of $12.3 million. The increases were partially offset by a $1.8 million year over year decrease in costs resulting from the elimination of costs allocated by Morgan Stanley following our May 22, 2009 separation.

Cost of Services

Cost of services includes costs related to our research, data operations and technology, software engineering and product management and proxy research and voting functions. Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels. For the year ended November 30, 2010, total cost of services expenses increased 67.4% to $198.6 million compared to $118.7 million for the year ended November 30, 2009. Approximately $74.7 million of the increase was comprised of expenses contributed by the acquisitions made during the year ended November 30, 2010. The remaining $5.3 million increase was largely due to an increase in compensation and benefits, travel and entertainment and market data costs partially offset by lower information technology costs.

Compensation and benefits expenses for the year ended November 30, 2010 increased $59.5 million to $147.1 million compared to $87.7 million for the year ended November 30, 2009. Approximately $55.0 million of the increase was the result of the acquisitions made during the year ended November 30, 2010. The remaining $4.5 million increase was largely due to the cost associated with increased staffing levels partially offset by lower share-based compensation and employee benefit and severance costs.

Non-compensation expenses for the year ended November 30, 2010 increased approximately $20.5 million to $51.5 million compared to $31.0 million for the year ended November 30, 2009. Approximately $19.7 million of the increase was the result of the acquisitions made during the year ended November 30, 2010. The remaining $0.8 million increase was largely due to increased travel and entertainment and market data costs partially offset by lower information technology costs.

Our cost of services expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our cost of services for the year ended November 30, 2010 would have been higher by $2.4 million.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure, corporate administration personnel. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, consulting services and information technology costs. SG&A expenses increased 40.1% to $190.2 million for the year ended November 30, 2010 compared to $135.8 million for the year ended November 30, 2009. Approximately $25.0 million of the increase was the result of the acquisitions made during the year ended November 30, 2010.

Compensation and benefits expenses increased $17.1 million, or 18.4%, to $109.9 million for the year ended November 30, 2010 compared to $92.8 million for the same period in 2009. Approximately $18.4 million of the increase was the result of the acquisitions made during the year ended November 30, 2010. The remaining $1.3 million decrease was largely due to decreased share-based compensation and employee benefit and severance costs partially offset by increased costs associated with current staff and increased staffing levels.

Non-compensation expenses for the year ended November 30, 2010 increased approximately $37.4 million to $80.4 million compared to $43.0 million for the year ended November 30, 2009. Approximately $6.6 million of the increase was the result of the acquisitions made during the year ended November 30, 2010. The remaining $30.8 million increase was largely due to $21.2 million in costs related to the acquisition of RiskMetrics as well as increased third party consulting, information technology, occupancy, recruiting, travel and entertainment and other tax and license fees of $10.9 million. The increases were partially offset by a $1.4 million year over year decrease in costs resulting from the elimination of costs allocated by Morgan Stanley following our separation on May 22, 2009.

Our SG&A expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not strengthened relative to exchange rates at the beginning of the year, our SG&A expenses for the year ended November 30, 2010 would have been higher by $2.9 million.

Within SG&A, selling expenses increased 37.0% to $67.9 million and general and administrative expenses increased 41.9% to $122.3 million for the year ended November 30, 2010.

Restructuring

During the year ended November 30, 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics. Restructuring expense of $8.9 million, consisting of approximately $6.6 million of expense associated with the elimination of overlapping positions, $1.3 million of expense associated with duplicative occupancy costs and $1.0 million of expense associated with the discontinuance of the planned integration of a product into RiskMetrics’ standard product offering suite, was recognized during the year ended November 30, 2010.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. For the year ended November 30, 2010, amortization of intangibles expense totaled $41.6 million compared to $25.6 million for the year ended November 30, 2009. The increase of $16.0 million consisted of $24.5 million of increased amortization associated with the intangible assets acquired in the acquisitions made during the year ended November 30, 2010 partially offset by $8.5 million of decreased amortization associated with the acquisition of Barra. The decrease was because a portion of those intangible assets became fully amortized at the end of fiscal 2009.

Depreciation and amortization of property, equipment and leasehold improvements

For the years ended November 30, 2010 and 2009, depreciation and amortization of property, equipment and leasehold improvements totaled $17.4 million and $12.0 million, respectively. Approximately $3.4 million of the increase is the result of depreciating property, equipment and leasehold improvements acquired as a result of the acquisitions made during the year ended November 30, 2010.

Other Expense (Income), Net

Other expense (income), net for the year ended November 30, 2010 was $52.6 million, an increase of $33.4 million compared to the year ended November 30, 2009. Approximately $31.6 million of the change reflects increased interest expense resulting from the $1,275.0 million term loan we assumed as part of our acquisition of RiskMetrics and interest expense associated with the accelerated amortization of deferred financing and debt discount costs as a result of our termination of our former term loans was recognized during the year ended November 30, 2010. The remaining $1.8 million increase primarily reflects $2.6 million of increased foreign exchange losses partially offset by $1.0 million of increased miscellaneous non-operating income recognized during the year ended November 30, 2010 compared to the same period of 2009.

Income Taxes

The provision for income tax expense was $61.3 million for the year ended November 30, 2010, an increase of $11.4 million, or 22.8%, compared to $49.9 million for the same period in 2009. Our effective tax rate was 40.0% for the year ended November 30, 2010 and reflects the impact of the RiskMetrics acquisition costs, some of which were not tax deductible and increased our effective tax rate by approximately 2.6%. Our effective tax rate was 37.9% for the year ended November 30, 2009.

Segment Results of Operations

The results of operations by segment for the years ended November 30, 2010 and 2009 are as follows:

	Year Ended November 30, 2010			Year Ended November 30, 2009
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
Operating revenues	$604,307	$58,594	$662,901	$442,948	$—	$442,948
Cost of services	165,623	33,003	198,626	118,665	—	118,665
Selling, general and administrative	180,614	9,630	190,244	135,780	—	135,780
Restructuring	6,673	2,223	8,896	—	—	—
Amortization of intangible assets	34,899	6,700	41,599	25,554	—	25,554
Depreciation expense	16,129	1,284	17,413	11,957	—	11,957

Total operating expenses	403,938	52,840	456,778	291,956	—	291,956

Operating income	200,369	5,754	206,123	150,992	—	150,992
Other expense (income), net			52,632			19,271

Income before provision for income taxes			153,491			131,721
Provision for income taxes			61,321			49,920

Net income			$92,170			$81,801

Results of Operations

Year Ended November 30, 2009 Compared to Year Ended November 30, 2008

	For the Years Ended November 30,
	2009	2008	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$442,948	$430,961	$11,987	2.8%
Operating expenses:
Cost of services	118,665	123,390	(4,725)	(3.8%)
Selling, general and administrative	135,780	138,311	(2,531)	(1.8%)
Amortization of intangible assets	25,554	28,500	(2,946)	(10.3%)
Depreciation and amortization of property, equipment and leasehold improvements	11,957	4,970	6,987	140.6%

Total operating expenses	291,956	295,171	(3,215)	(1.1%)

Operating income	150,992	135,790	15,202	11.2%
Other expense, net	19,271	26,147	(6,876)	(26.3%)
Provision for income taxes	49,920	41,375	8,545	20.7%

Net income	$81,801	$68,268	$13,533	19.8%

Earnings per basic common share	$0.81	$0.68	$0.13	19.1%

Earnings per diluted common share	$0.80	$0.67	$0.13	19.4%

Operating margin	34.1%	31.5%

Operating Revenues

	For the Years Ended November 30,
	2009	2008	Increase/(Decrease)
	(in thousands)
Index and ESG:
Subscriptions	$188,531	$170,326	$18,205	10.7%
Asset based fees	71,966	72,131	(165)	(0.2%)

Total index and ESG	260,497	242,457	18,040	7.4%
Risk management analytics	37,656	34,873	2,783	8.0%
Portfolio management analytics	129,270	139,024	(9,754)	(7.0%)
Energy & commodity analytics	15,525	14,607	918	6.3%

Total operating revenues	$442,948	$430,961	$11,987	2.8%

The revision of our product categories has been incorporated into the presentation of our operating revenues for the fiscal years ended November 30, 2009 and 2008. Total operating revenues for the year ended November 30, 2009 increased 2.8% to $442.9 million compared to $431.0 million for the year ended November 30, 2008. The increase was comprised of a $12.2 million increase in subscription revenues and a $0.2 million decrease in asset based fees. Subscription revenues consist of our revenues related to index and ESG subscriptions, risk management analytics, portfolio management analytics, energy and commodity analytics and governance products. Our revenues are impacted by changes in exchange rates primarily as they related to the U.S. dollar. Had the U.S. dollar not strengthened relative to the beginning of the year, our revenues for the year ended November 30, 2009 would have been higher by $1.4 million.

Revenues related to index and ESG products increased $18.0 million, or 7.4%, to $260.5 million for the year ended November 30, 2009 compared to $242.5 million in the same period in 2008. Revenues from the index and ESG subscriptions sub-category were up $18.2 million, or 10.7%, to $188.5 million for the year ended November 30, 2009 compared to $170.3 million in the same period in 2008. The growth was primarily attributable to our benchmark products.

Revenues attributable to index asset based fees sub-category slightly declined by 0.2% to $71.9 million in the year ended November 30, 2009 compared to $72.1 million in the same period in 2008. Growth in the total number of listed ETFs from 167 at November 30, 2008 to 268 at November 30, 2009 helped us offset the modest decline in the average value of assets in ETFs linked to MSCI equity indices of 3.3%, decreasing from $164.5 billion for the year ended November 30, 2009 compared to $170.2 billion for the same period in 2008. As of November 30, 2009, the value of assets in ETFs linked to MSCI equity indices was $234.2 billion, representing an increase of $115.2 billion, or 96.8%, from $119.0 billion as of November 30, 2008. We estimate that the year-over-year increase in the value of assets in ETFs linked to MSCI equity indices was attributable to net asset appreciation of $66.7 billion and net asset inflows of $48.5 billion.

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

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

	Quarter Ended
	2009				2008
	November 30,	August 31,	May 31,	February 28,	November 30,	August 31,	May 31,	February 29,
	(amounts in billions)
AUM in ETFs linked to MSCI Indices	$234.2	$199.2	$175.9	$107.8	$119.0	$166.3	$199.6	$179.2
Sequential Change in Value
Market Appreciation/(Depreciation)	$18.0	$20.1	$42.2	$(13.6)	$(63.2)	$(31.2)	$9.9	$(15.2)
Cash Inflow/(Outflow)	17.0	3.2	25.9	2.4	15.9	(2.1)	10.5	2.7

Total Change	$35.0	$23.3	$68.1	$(11.2)	$(47.3)	$(33.3)	$20.4	$(12.5)

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the quarters ended in the months indicated:

	Quarterly Average
	2009				2008
	November 30,	August 31,	May 31,	February 28,	November 30,	August 31,	May 31,	February 28,
	(amounts in billions)
AUM in ETFs linked to MSCI Indices	$216.8	$180.3	$134.7	$126.4	$134.9	$178.3	$184.4	$183.2

Source: Bloomberg and MSCI

Revenues related to risk management analytics increased $2.8 million, or 8.0%, to $37.7 million for the year ended November 30, 2009 compared to $34.9 million in the same period of 2008. This reflects an increase of $4.8 million, or 19.0%, to $29.7 million for BarraOne and a decrease of $2.0 million, or 19.9%, to $7.9 million for TotalRisk. TotalRisk is a product which is being decommissioned with its existing users being given the opportunity to transition to BarraOne. Revenues in this category rose in all client types except for hedge funds.

Revenues related to portfolio management analytics products declined 7.0% to $129.3 million for the year ended November 30, 2009 compared to $139.0 million in the same period in 2008. This decrease reflects lower levels of new subscriptions and lower Retention Rates. Within the portfolio management analytics products, equity portfolio analytics tools decreased $9.1 million to $123.2 and fixed income analytics tools decreased $0.7 million to $6.1 million. The difficult economic environment affected a number of our clients and led to lower Retention Rates than in the recent past.

Revenues from energy and commodity analytics products increased $0.9 million, or 6.3%, to $15.5 million for the year ended November 30, 2009 compared to $14.6 million in the same period in 2008.

Operating Expenses

Operating expenses decreased 1.1% to $292.0 million in the year ended November 30, 2009 compared to $295.2 million in the year ended November 30, 2008. The decrease reflects lower staff costs allocated from Morgan Stanley, reduced third party consulting costs, as well as reduced amortization of our intangible assets, partially offset by increases in costs for compensation and benefits, depreciation, market data and insurance. Our operating expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Using exchange rates for the same period of the prior year, our operating expense in the year ended November 30, 2009 would have been higher by $9.4 million had the U.S. dollar not strengthened relative to the prior year.

The following table sets forth the compensation and benefits and non-compensation expenses for the periods indicated:

	For the Year Ended November 30,
	2009	2008	Increase/(Decrease)
	(in thousands)
Compensation and benefits expenses	$180,470	$170,036	$10,434	6.1%
Non-compensation expenses	111,486	125,135	(13,649)	(10.9%)

Total operating expenses	$291,956	$295,171	$(3,215)	(1.1%)

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and have typically represented approximately 50% to 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of November 30, 2009, the number of employees increased 112 to 878 from 766 on November 30, 2008. As of November 30, 2009, approximately 54.0% and 46.0% of our employees perform duties attributable to the cost of services and SG&A categories, respectively. During the year ended November 30, 2009, we continued to increase our staff in emerging market centers. As of November 30, 2009, approximately 43.1% of our employees were located in emerging market centers compared to 27.9% as of November 30, 2008.

In the year ended November 30, 2009, compensation and benefits costs were $180.5 million, an increase of 6.1% compared to $170.0 million in the same period of 2008. The increase reflects $5.1 million in stock based compensation costs, $2.9 million in costs related to current staff and increased staffing levels, $1.3 million in costs associated with employee separation agreements and $1.1 million in retirement benefit costs.

Stock based compensation expense for the year ended November 30, 2009 was $34.9 million compared to $29.8 million in the same period in 2008. For the year ended November 30, 2009, stock based compensation consisted of $26.6 million for founders grant, $5.2 million for retirement eligible employees and $3.1 million for restricted stock units granted as a component of the 2008 annual bonus. For the year ended November 30, 2008, stock based compensation consisted of $25.6 million for founders grant and $4.2 million for retirement eligible employees. The increase in the expense related to the founders grant is primarily attributable to accelerated vesting of awards for certain terminated employees and adjustments to the estimated rates of forfeiture. In the year ended November 30, 2008, there was no non-full-career stock based compensation expense associated with the 2008 annual bonus. In November 2009, the first tranche of the founders grant award, representing 50% of the value of the award, vested. As a result, stock based compensation expense associated with the founders grant will decrease in the years ended November 30, 2010 and 2011.

Non-compensation expense for the year ended November 30, 2009 was $111.5 million compared to $125.1 million for the year ended November 30, 2008. The decrease reflects $16.5 million related to lower staff costs allocated from Morgan Stanley, $4.4 million less in costs incurred for third party consulting, and a $2.9 million reduction in amortization of intangible assets. These decreases were partially offset by higher depreciation expense of $7.0 million related to capital expenditures made to operate as an independent company as well as higher market data and insurance costs of $3.6 million. Other significant components of our expense base include information technology costs, telecommunications services and occupancy costs.

The following table shows operating expenses by each of the categories:

	For the Years Ended November 30,
	2009	2008	Increase(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits expenses	$87,672	$83,480	$4,192	5.0%
Non-compensation expenses	30,993	39,910	(8,917)	(22.3%)

Total cost of services	118,665	123,390	(4,725)	(3.8%)

Selling, general and administrative:
Compensation and benefits expenses	92,798	86,556	6,242	7.2%
Non-compensation expenses	42,982	51,755	(8,773)	(17.0%)

Total selling, general and administrative	135,780	138,311	(2,531)	(1.8%)

Amortization of intangible assets	25,554	28,500	(2,946)	(10.3%)
Depreciation of property, equipment and leasehold improvements	11,957	4,970	6,987	140.6%

Total operating expenses	$291,956	$295,171	$(3,215)	(1.1%)

Cost of Services

Cost of services includes costs related to our research, data operations and technology, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy costs, market data fees, information technology services and, for the period prior to May 22, 2009, costs allocated by Morgan Stanley. Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels. Cost of services decreased $4.7 million, or 3.8%, to $118.7 million in the year ended November 30, 2009 compared to $123.4 million in the year ended November 30, 2008. Our cost of services expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Using exchange rates for the same period of the prior year, our cost of services in the year ended November 30, 2009 would have been higher by $4.1 million had the U.S. dollar not strengthened relative to the prior year.

Compensation and benefit costs increased 5.0% to $87.7 million in the year ended November 30, 2009 compared to $83.5 million in the year ended November 30, 2008. The change primarily reflects $2.2 million in higher stock based compensation costs, as previously discussed, $1.5 million in costs associated with employee separation agreements, and $0.7 million in retirement benefit costs. Non-compensation expenses decreased $8.9 million or 22.3%, to $31.0 million in the year ended November 30, 2009 compared to $39.9 million in the same period of 2008 largely due to the lower staff costs allocated from Morgan Stanley and decreased information technology costs offset, in part, by increased market data costs.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure, corporate administration personnel and, for the period prior to May 22, 2009, staff costs allocated from Morgan Stanley. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, consulting services and information technology costs. For the year ended November 30, 2009, total SG&A expenses were $135.8 million, a decrease of $2.5 million, or 1.8%, from $138.3 million in the same period in 2008. Our SG&A expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Using exchange rates for the same period of the prior year, our SG&A expenses in the year ended November 30, 2009 would have been higher by $4.9 million had the U.S. dollar not strengthened relative to the prior year.

Compensation and benefits expenses increased 7.2% to $92.8 million in the year ended November 30, 2009 compared to $86.6 million in the year ended November 30, 2008. The increase reflects $3.5 million in costs associated with current staff and increased staffing levels and $2.9 million in higher stock based compensation costs, as previously discussed. Non-compensation expenses decreased 17.0% to $43.0 million in the year ended November 30, 2009 compared to $51.8 million in the same period in 2008. The decline is largely due to lower costs allocated by Morgan Stanley and the reduction of third party consulting costs offset, in part, by increases in bad debt expenses and insurance costs.

Within SG&A, selling expenses increased 2.3% to $49.6 million and general and administrative expenses decreased 4.3% to $86.2 million for the year ended November 30, 2009.

Amortization of Intangibles

In the year ended November 30, 2009, amortization expense totaled $25.6 million compared to $28.5 million in the year ended November 30, 2008. A portion of the intangible assets became fully amortized during fiscal 2008, resulting in the decrease of $2.9 million, or 10.3%, in the year ended November 30, 2009. (See Note 10, “Intangible Assets,” for further information.)

Depreciation and amortization of property, equipment and leasehold improvements

In the year ended November 30, 2009 and 2008, depreciation and amortization of property, equipment and leasehold improvements totaled $12.0 million and $5.0 million, respectively. The increase of $7.0 million principally relates to greater depreciation and amortization of the property, equipment and leasehold improvements purchased to operate as an independent company.

Other Expense (Income), Net

In the year ended November 30, 2009, other expense (income), net decreased 26.3% to an expense of $19.3 million compared to an expense of $26.1 million in the year ended November 30, 2008. The change was primarily due to a $7.2 million decrease in interest expense due to lower average outstanding debt and the impact of the decrease of interest rates on the unhedged portion of our debt and a $3.9 million decrease in the loss related to changes in foreign exchange rates, offset, in part, by a decrease in interest income of $7.1 million as a result of lower interest rates. In the year ended November 30, 2008, we recorded a $3.0 million write off of our investment in Alacra, Inc. No similar amount was recorded in the year ended November 30, 2009.

Income Taxes

The provision for income taxes increased 20.7% to $49.9 million in the year ended November 30, 2009 from $41.4 million in the year ended November 30, 2008. The effective tax rate for the year ended November 30, 2009 was 37.9% compared to 37.7% in the same period in 2008. The $8.5 million increase in income taxes is primarily the result of higher pre-tax income.

Liquidity and Capital Resources

We require capital to fund ongoing operations, internal growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, proceeds from the maturity and sale of our short-term investments, existing cash and cash equivalents and borrowing capacity under our credit facilities. We intend to use these sources of liquidity to service our existing and future debt obligations and fund our working capital requirements, capital expenditures, investments and acquisitions. In connection with our business strategy, we regularly evaluate acquisition opportunities. We believe our liquidity, along with other financing alternatives, will provide the necessary capital to fund these transactions and achieve our planned growth.

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

Borrowings under the New Credit Facility will bear interest at a rate equal to the sum of the greater of the London Interbank Offered Rate and 1.50%, and a margin of 3.25%, which margin will be subject to adjustment based on our leverage ratio after we deliver our first quarterly compliance certificate (as defined in the New Credit Facility). For the unused credit, we pay an annual 0.75% non-usage fee. The effective combined rate on our hedged and unhedged debt was 4.88% as of November 30, 2010.

During first quarter 2011, we will be required to make a payment under the excess cash flow provision of the New Credit Facility of approximately $56.0 million.

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

The New Credit Facility contains affirmative and restrictive covenants that, among other things, limit our ability and our existing or future subsidiaries’ abilities to:

•	incur liens and further negative pledges;

•	incur additional indebtedness or prepay, redeem or repurchase indebtedness;

•	make loans or hold investments;

•	merge, dissolve, liquidate, consolidate with or into another person;

•	enter into acquisition transactions;

•	make capital expenditures;

•	issuance of disqualified capital stock;

•	sell, transfer or dispose of assets;

•	pay dividends or make other distributions in respect of our capital stock or engage in stock repurchases, redemptions and other restricted payments;

•	create new subsidiaries;

•	permit certain restrictions affecting our subsidiaries;

•	change the nature of our business, accounting policies or fiscal periods;

•	enter into any transactions with affiliates other than on an arm’s length basis;

•	modify or waive certain material documents; and

•	prepay, redeem or repurchase debt.

The New Credit Facility also requires us to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) a maximum total leverage ratio (as defined in the New Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed (a) 4.00:1.00 through February 28, 2011, (b) 3.75:1.00 from March 1, 2011 through May 31, 2011, (c) 3.50:1.00 from June 1, 2011 through August 31, 2011, (d) 3.25:1.00 from September 1, 2011 through December 31, 2011 and (e) 2.75:1.00 thereafter; and (2) a minimum interest coverage ratio (as defined in the New Credit Facility) measured quarterly on a rolling four-quarter basis shall be at least (a) 4.50:1.00 through February 28, 2011, and (b) 5.00:1.00 thereafter. As of November 30, 2010, our Consolidated Leverage Ratio as defined in the Credit Facility was 3.20:1.00 and our Consolidated Interest Coverage Ratio as defined in the Credit Facility was 6.28:1.00. On December 10, 2010, our Board of Directors approved a change in our fiscal year end from November 30th to December 31st, commencing with the twelve-month period ended December 31, 2011. The measurement periods for compliance with the financial ratios will be adjusted accordingly.

The New Credit Facility also contains customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, bankruptcy and insolvency events, invalidity or impairment of loan documentation or collateral, change of control and customary ERISA defaults.

Cash flows

	As of and for the Year Ended November 30,
	2010	2009	2008
	(in thousands)
Cash and cash equivalents	$226,575	$176,024	$268,077
Net cash provided by operating activities	$183,354	$130,942	$155,081
Net cash (used in) provided by investing activities	$(892,277)	$(308,216)	$112,069
Net cash provided by (used in) financing activities	$758,058	$82,542	$(22,952)
Effect of exchange rates on cash and cash equivalents	$1,416	$2,679	$(9,939)

Cash and cash equivalents

Cash and cash equivalents were $226.6 million, $176.0 million and $268.1 million as of November 30, 2010, 2009 and 2008, respectively. We believe that our cash flow from operations (including prepaid subscription fees), together with existing cash balances and the proceeds from the maturities of our investments, will be sufficient to meet our cash requirements for capital expenditures, interest and principal repayment obligations on outstanding borrowings under the New Credit Facility and other cash needs for ongoing business operations for at least the next 12 months and the foreseeable future.

Cash flows from operating activities

In the year ended November 30, 2010, net cash provided by operating activities increased 40.0% to $183.4 million from $130.9 million in the same period in 2009. The change primarily reflects higher net income adjusted for non-cash items and decreased cash paid for taxes and to related parties, partially offset by the increase in trade receivables.

Our primary uses of cash from operating activities are for payment of cash compensation expenses, office rent, market data, technology costs, interest and taxes. In the near-term, we expect to meet all interest and principal repayment obligations on outstanding borrowings under the New Credit Facility from cash generated by operations. The payment of cash compensation expenses is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash flows used in investing activities were $892.3 million for the year ended November 30, 2010 compared to $308.2 million for the year ended November 30, 2009. The $584.1 million change primarily reflects the cash outflows to complete our acquisitions of RiskMetrics and Measurisk offset in part by the decreased purchases and increased proceeds from the maturity of short-term investments during the year ended November 30, 2010.

Cash flows from financing activities

Cash flows provided by financing activities were $758.1 million for the year ended November 30, 2010 compared to $82.5 million for the year ended November 30, 2009. The increase reflects the net $1,234.6 million of proceeds from the borrowings under the new credit facility assumed to complete the acquisition of RiskMetrics, an increase of $22.8 million in proceeds from the exercise of employee stock options, a $4.3 million decrease to repurchase shares to be held in treasury to satisfy tax obligations related to converted share-based compensation awards and $1.6 million in increased excess tax benefits related to the exercise of options and the conversion of restricted stock units and restricted stock awards. Partially offsetting these amounts were the increased payments made on the current outstanding debt and to retire the prior MSCI credit facility and the acquired RiskMetrics credit facility of $472.1 million. In the year ended November 30, 2009, we received $115.8 million of net proceeds from the public offering of our common stock we made in November 2009.

Contractual Obligations

Our contractual obligations consist primarily of leases for office space, leases for equipment and other operating leases, obligations to vendors arising out of market data contracts and obligations arising from borrowings under the New Credit Facility. The following summarizes our contractual obligations:

		Year
As of November 30,	Total	2011	2012	2013	2014	2015	Thereafter
(in thousands)
Operating leases	$106,448	$17,828	$17,803	$16,232	$13,840	$9,900	$30,845
Vendor obligations	25,011	21,859	2,299	853	—	—	—
Term loans	1,268,625	56,000	2,574	2,574	2,574	2,574	1,202,329

Total contractual obligations	$1,400,084	$95,687	$22,676	$19,659	$16,414	$12,474	$1,233,174

(1)	Excludes $5.8 million of debt discount, $1.1 million of which is carried in current maturities of long-term debt.

Off-Balance Sheet Arrangements

At November 30, 2010, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance titled, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This guidance is covered under ASC Section 260-10-55, “Earnings Per Share-Overall-Implementation Guidance and Illustrations.” The guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described by ASC Section 260-10-45, “Earnings Per Share-Overall-Other Presentation Matters.” Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. The accounting guidance on whether share-based payment transactions are participating securities became effective for us on December 1, 2009. All prior-period EPS data presented have been adjusted retrospectively. Our adoption of this accounting guidance, which addresses the computation of EPS under the two-class method for share-based payment transactions that are participating securities, reduced basic EPS by $0.01 and $0.02 for the years ended November 30, 2009 and 2008, respectively. Our adoption of this accounting guidance had no effect on diluted EPS for the year ended November 30, 2009 and reduced diluted EPS by $0.01 for the year ended November 30, 2008.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” or ASU No. 2009-13. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU No. 2009-13 will be effective for our fiscal year 2011. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements,” or ASU No. 2009-14. ASU No. 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASC No. 2009-14 will be effective for our fiscal year 2011. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-9, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-9. ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is a U.S. Securities and Exchange Commission (“SEC”) filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-9 was effective immediately for us. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-12, “Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts,” or ASU 2010-12. This update clarifies questions surrounding the accounting implications of the different signing dates of the Health Care and Education Reconciliation Act (signed March 30, 2010) and the Patient Protection and Affordable Care Act (signed March 23, 2010). ASU 2010-12 states that the FASB and the Office of the Chief Accountant at the SEC would not be opposed to viewing the two Acts together for accounting purposes. The adoption of ASU 2010-12 did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350),” or ASU 2010-28. This ASU amends ASC Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. We are currently assessing what effect, if any, the application of the amendments in ASU 2010-28 may have on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations,” or ASU 2010-29. This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

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

Revenues from index-linked investment products represented approximately 16.0% and 16.3% of operating revenues for the years ended November 30, 2010 and 2009, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a significant percentage of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British Pounds, Japanese Yen and a limited number of other non-U.S. dollar currencies. For the years ended November 30, 2010 and 2009, approximately 12.8% and 12.3%, respectively, of our operating revenues were invoiced in currencies other than U.S. dollars. For the year ended November 30, 2010, 55.9% of our foreign currency revenues were in Euros, 28.2% were in Japanese Yen and 10.3% were in British Pounds. For the year ended November 30, 2009, 46.2% of our foreign currency revenues were in Euros, 39.4% were in Japanese Yen and 12.6% were in British Pounds.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 34.2% and 35.0% of our operating expenses for the years ended November 30, 2010 and 2009, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British Pounds, Swiss Francs, Hong Kong Dollars, Hungarian Forints, Euros, Indian Rupees and Japanese Yen. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, a loss resulted from the devaluation of the value of the functional currency. As a result of these positions, we recognized foreign currency exchange losses of $3.0 million for the year ended November 30, 2010. These losses on foreign currency exchange were primarily due to the weakening of the U.S. dollar in the last six months of the fiscal year. We do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $226.6 million at November 30, 2010 and $176.0 million at November 30, 2009. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. At November 30, 2010 and 2009, we had invested $73.9 million and $295.3 million, respectively, in debt securities with maturity dates ranging from 91 to 365 days from the date of purchase. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the New Credit Facility will bear interest at a rate equal to the sum of the greater of the London Interbank Offered Rate and 1.50%, and a margin of 3.25%, which margin will be subject to adjustment based on our leverage ratio.

On July 21, 2010, the Company entered into two interest rate swap agreements for an aggregate notional principal amount of $446.3 million (“New Swap Agreements”) amortizing through August 2013. The New Swap Agreements were designated as cash flow hedges of interest rate risk and qualify for hedge accounting treatment under ASC Subtopic 815-10. The effective fixed rate on the aggregate notional principal amount swapped of $445.1 million on November 30, 2010 was 5.12%.

Changes in LIBOR will affect the interest rate on the portion of our credit facilities which have not been hedged by the interest rate swaps and, therefore, our costs under the New Credit Facility. Assuming an average of $824.6 million of variable rate debt outstanding, a hypothetical 221 basis point increase in LIBOR for a one year period would result in approximately $8.2 million of additional interest rate expense.

We recorded a pre-tax loss in other comprehensive income of $3.6 million ($2.2 million after tax) for the year ended November 30, 2010 as a result of the fair value measurement of these swaps. The fair value of these swaps is included in other accrued liabilities on our Consolidated Statement of Financial Condition.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth on page F-1 through F-41 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a). Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.

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

(b). Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and is affected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2010 based on the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management excluded from its assessment the internal control over financial reporting at RiskMetrics Group, Inc., which was acquired on June 1, 2010 and whose financial statements constitute 1.5% and 5.1% of net and total assets, respectively, 23.6% of revenues, and 12.7% of net income of the consolidated financial statement amounts as of and for the year ended November 30, 2010.

Based on this assessment, management, including the Company’s CEO and CFO, concluded that our internal control over financial reporting was effective as of November 30, 2010.

Our independent registered public accounting firm has audited and issued a report on the effectiveness of our internal control over financial reporting as of November 30, 2010, which appears below.

(c). Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of our acquisitions of RiskMetrics and Measurisk, we are currently in the process of integrating certain business and financial reporting processes and systems. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as these integrations are complete.

(d). Report of Independent Registered Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

We have audited the internal control over financial reporting of MSCI Inc. and subsidiaries (the “Company”) as of November 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report On Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at RiskMetrics Group, Inc. (“RiskMetrics”), which was acquired on June 1, 2010 and whose financial statements constitute 1.5% and 5.1% of net and total assets, respectively, 23.6% of revenues, and 12.7% of net income of the consolidated financial statement amounts as of and for the year ended November 30, 2010. Accordingly, our audit did not include the internal control over financial reporting at RiskMetrics. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of November 30, 2010 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended November 30, 2010 and our report dated January 31, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

January 31, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2010.

Information regarding our Code of Ethics and Business Conduct and Corporate Governance Policy are incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after November 30, 2010. Any amendments to, or waivers from, a provision of our Codes of Ethics that apply to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.mscibarra.com. The information on our website is not and should not be considered a part of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2010. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities” of this report is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2010.

Item 14.	Principal Accounting Fees and Services

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after November 30, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See pages F-1 through F-41 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

No financial statement schedules are provided because the information called for is not applicable or not required or is included in the consolidated financial statements or the notes thereto beginning on page F-1.

(a)(3) Exhibits

The information required by this Item is set forth on the exhibit index that follows the financial statements and notes thereto (pages F-1 through F-41) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 31st day of January, 2011.

MSCI INC.

By:	/S/ HENRY A. FERNANDEZ
Name: Henry A. Fernandez Title: Chairman, CEO and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY A. FERNANDEZ Henry A. Fernandez	Chairman, Chief Executive Officer, and President (principal executive officer)	January 31, 2011

/S/ DAVID M. OBSTLER David M. Obstler	Chief Financial Officer (principal financial officer)	January 31, 2011

/S/ BENJAMIN F. DU PONT Benjamin F. duPont	Director	January 31, 2011

/S/ ALICE W. HANDY Alice W. Handy	Director	January 31, 2011

/S/ CATHERINE R. KINNEY Catherine R. Kinney	Director	January 31, 2011

/S/ LINDA H. RIEFLER Linda H. Riefler	Director	January 31, 2011

/S/ GEORGE W. SIGULER George W. Siguler	Director	January 31, 2011

/S/ SCOTT M. SIPPRELLE Scott M. Sipprelle	Director	January 31, 2011

/S/ PATRICK TIERNEY Patrick Tierney	Director	January 31, 2011

/S/ RODOLPHE M. VALLEE Rodolphe M. Vallee	Director	January 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc:

We have audited the accompanying consolidated statements of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of November 30, 2010 and 2009, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MSCI Inc. and subsidiaries as of November 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2010, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

January 31, 2011

MSCI INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of November 30,
	2010	2009
	(in thousands, except per share and share data)
ASSETS
Current assets
Cash and cash equivalents	$226,575	$176,024
Short-term investments	73,891	295,304
Trade receivables (net of allowances of $1,013 and $847 as of November 30, 2010 and 2009, respectively)	147,662	77,180
Deferred taxes	47,811	24,577
Prepaid taxes	21,010	17,602
Prepaid and other assets	19,334	11,797

Total current assets	536,283	602,484
Property, equipment and leasehold improvements (net of accumulated depreciation of $58,964 and $26,498 at November 30, 2010 and 2009, respectively)	34,368	29,381
Goodwill	1,706,671	441,623
Intangible assets (net of accumulated amortization of $190,311 and $148,589 at November 30, 2010 and 2009, respectively)	716,250	120,189
Other non-current assets	29,594	6,592

Total assets	$3,023,166	$1,200,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,162	$1,878
Accrued compensation and related benefits	99,046	65,088
Other accrued liabilities	39,500	30,502
Current maturities of long-term debt	54,916	42,088
Deferred revenue	271,300	152,944

Total current liabilities	466,924	292,500
Long term debt, net of current maturities	1,207,881	337,622
Deferred taxes	240,944	40,080
Other non-current liabilities	27,300	23,011

Total liabilities	1,943,049	693,213

Commitments and Contingencies (see note 7)

Shareholders’ Equity
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 500,000,000 class A shares and 250,000,000 class B shares authorized; 120,544,551 and 105,391,919 class A shares issued and 119,522,043 and 104,781,404 class A shares outstanding at November 30, 2010 and 2009, respectively; no class B shares issued and outstanding at November 30, 2010 and 2009, respectively)	1,205	1,054
Treasury shares, at cost (1,022,508 and 610,515 shares at November 30, 2010 and 2009, respectively)	(33,319)	(19,168)
Additional paid-in capital	938,014	448,747
Retained earnings	176,183	84,013
Accumulated other comprehensive loss	(1,966)	(7,590)

Total shareholders’ equity	1,080,117	507,056

Total liabilities and shareholders’ equity	$3,023,166	$1,200,269

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended November 30,
	2010	2009	2008
	(in thousands, except per share data)
Operating revenues	$662,901	$442,948	$430,961

Cost of services	198,626	118,665	123,390
Selling, general and administrative	190,244	135,780	138,311
Restructuring	8,896	—	—
Amortization of intangible assets	41,599	25,554	28,500
Depreciation and amortization of property, equipment and leasehold improvements	17,413	11,957	4,970

Total operating expenses	456,778	291,956	295,171

Operating income	206,123	150,992	135,790

Interest income	(993)	(1,053)	(8,142)
Interest expense	51,337	19,683	26,932
Other expense	2,288	641	7,357

Other expense (income), net	52,632	19,271	26,147

Income before provision for income taxes	153,491	131,721	109,643
Provision for income taxes	61,321	49,920	41,375

Net income	$92,170	$81,801	$68,268

Earnings per basic common share	$0.82	$0.80	$0.66

Earnings per diluted common share	$0.81	$0.80	$0.66

Weighted average shares outstanding used in computing earnings per share
Basic	112,074	100,607	100,037

Diluted	113,357	100,860	100,281

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended November 30,
	2010	2009	2008
	(in thousands)
Net income	$92,170	$81,801	$68,268

Other comprehensive income (loss):
Foreign currency translation adjustments	4,195	418	(3,576)
Income tax effect	(1,640)	(89)	1,343

	2,555	329	(2,233)

Unrealized gain (loss) on cash flow hedges	3,607	(1,737)	(3,642)
Income tax effect	(1,408)	716	1,384

	2,199	(1,021)	(2,258)

Unrealized gains on available-for-sale securities	5	—	—
Income tax effect	(2)	—	—

	3	—	—

Periodic pension adjustment	1,228	823	(3,489)
Income tax effect	(361)	(367)	851

	867	456	(2,638)

Other comprehensive income (loss), net of tax	5,624	(236)	(7,129)

Comprehensive income	$97,794	$81,565	$61,139

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Income (loss)	Total
	(in thousands)
Balance at December 1, 2007	$1,000	$—	$265,098	$(65,884)	$(193)	$200,021
Net income				68,268		68,268
Foreign currency translation adjustment					(2,233)	(2,233)
Net changes in unrealized losses on cash flow hedges					(2,258)	(2,258)
Measurement date adjustment				(172)	(32)	(204)
Pension adjustment					(2,638)	(2,638)
Common stock issued	1					1
Compensation payable in common stock and options			26,127			26,127
Common stock repurchased and held in treasury		(681)				(681)
Expenses related to initial public offering			(21)			(21)

Balance at November 30, 2008	1,001	(681)	291,204	2,212	(7,354)	286,382
Net income				81,801		81,801
Foreign currency translation adjustment					329	329
Net changes in unrealized losses on cash flow hedges					(1,021)	(1,021)
Pension adjustment					456	456
Common stock issued in offering	38		115,717			115,755
Common stock issued	15					15
Compensation payable in common stock and options			34,302			34,302
Common stock repurchased and held in treasury		(18,487)				(18,487)
Exercise of stock options			597			597
Excess tax benefits from employee stock incentive plans			6,927			6,927

Balance at November 30, 2009	1,054	(19,168)	448,747	84,013	(7,590)	507,056
Net income				92,170		92,170
Foreign currency translation adjustment					2,555	2,555
Net changes in unrealized losses on cash flow hedges					2,199	2,199
Unrealized gain on available-for-sale securities					3	3
Pension adjustment					867	867
Common stock issued	10					10
Common stock issued to acquire RiskMetrics Group, Inc.	126		371,689			371,815
Compensation payable in common stock and options			31,741			31,741
Compensation payable in common stock assumed to acquire RiskMetrics Group, Inc.			53,879			53,879
Common stock repurchased and held in treasury		(14,151)				(14,151)
Exercise of stock options	15		23,421			23,436
Excess tax benefits from employee stock incentive plans			8,537			8,537

Balance at November 30, 2010	$1,205	$(33,319)	$938,014	$176,183	$(1,966)	$1,080,117

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended November 30,
	2010	2009	2008
	(in thousands)
Cash flows from operating activities
Net income	$92,170	$81,801	$68,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and leasehold improvements	17,413	11,957	4,970
Amortization of intangible assets	41,599	25,554	28,500
Compensation payable in common stock and options	32,285	35,161	30,338
Excess tax benefits from share-based compensation	(8,537)	(6,927)	—
Amortization of discount on long-term debt	1,337	165	165
Amortization of debt origination fees	8,090	1,432	1,432
Deferred taxes	926	(14,338)	(7,178)
Loss on write down of investment in unconsolidated company	—	—	3,000
Other non-cash adjustments	3,246	1,510	3,650
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Trade receivable	(35,851)	8,560	(7,748)
Due from related parties	—	1,765	862
Prepaid taxes	17,241	(9,177)	(7,898)
Prepaid and other assets	3,308	5,787	(1,362)
Accounts payable	(2,653)	688	272
Payable to related parties	—	(34,992)	22,292
Deferred revenue	3,980	4,618	22,783
Accrued compensation and related benefits	15,574	5,515	(2,183)
Income taxes payable	—	—	(15,582)
Other accrued liabilities	(6,523)	1,499	10,229
Other	(251)	10,364	271

Net cash provided by operating activities	183,354	130,942	155,081

Cash flows from investing activities
Acquisitions, net of cash acquired	(1,101,243)	—	—
Proceeds from the maturity of short-term investments	416,550	268,582	—
Purchase of investments	(194,416)	(563,386)	—
Cash withdrawn from related parties	—	—	137,625
Capital expenditures	(13,190)	(13,412)	(25,556)
Proceeds from the sales of capital equipment	22	—	—

Net cash (used in) provided by investing activities	(892,277)	(308,216)	112,069

Cash flows from financing activities:
Proceeds from borrowing, net of discount	1,268,625	—	—
Proceeds from public offering of common stock, net of underwriting discount and other direct costs of $1.3 million	—	115,755	—
Repayment of long–term debt	(386,875)	(22,250)	(22,250)
Repayment of acquired RiskMetrics Group, Inc. debt acquired	(107,485)	—	—
Payment of issuance costs in connection with long term debt	(34,029)	—	—
Excess tax benefits from share-based compensation	8,537	6,927	—
Expenses related to initial public offering	—	—	(21)
Repurchase of treasury shares	(14,151)	(18,487)	(681)
Proceeds from the exercise of stock options	23,436	597	—

Net cash provided by (used in) financing activities	758,058	82,542	(22,952)

Effect of exchange rates changes	1,416	2,679	(9,939)

Net increase (decrease) in cash	50,551	(92,053)	234,259
Cash and cash equivalents, beginning of year	176,024	268,077	33,818

Cash and cash equivalents, end of year	$226,575	$176,024	$268,077

Supplemental disclosure of cash flow information
Cash paid for interest	$40,100	$18,253	$25,967

Cash paid for income taxes	$46,190	$61,385	$64,363

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$821	$3,482	$5,935

Acquisition of RiskMetrics Group, Inc., class A common stock issued	$371,815	$—	$—

Fair value of stock options and restricted stock awards assumed in connection with acquisition of RiskMetrics Group, Inc.	$53,879	$—	$—

See Notes to Consolidated Financial Statements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

Organization

MSCI Inc. together with its wholly-owned subsidiaries (the “Company” or “MSCI”) is a global provider of investment decision support tools worldwide, including indices, portfolio risk and performance analytics and corporate governance products and services. The Company’s flagship products are its global equity indices and ESG products marketed under the MSCI brand, its portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand, its market and credit risk analytics marketed under the RiskMetrics and Barra brands, its governance research and outsourced proxy voting and reporting services marketed under the ISS brand, its valuation models and risk management software for the energy and commodities markets marketed under the FEA brand and its forensic accounting risk research, legal/regulator risk assessment and due diligence products marketed under the CFRA brand.

As a result of MSCI’s acquisition of RiskMetrics, MSCI began operating as two segments, the Performance and Risk business and the Governance business. The Performance and Risk business is a global provider of investment decision support tools, including indices, portfolio risk and performance analytics, credit analytics and environmental, social and governance (“ESG”) products. The Governance business is a provider of corporate governance and specialized financial research and analysis services to institutional shareholders and corporations around the world. (See Note 14, “Segment Information,” for further information about MSCI’s operating segments.)

Change in Fiscal Year End

On December 8, 2010, the Board of Directors of the Company approved a change in the Company’s fiscal year end from November 30 to December 31 of each year. This change to the calendar year reporting cycle began January 1, 2011. As a result of the change, the Company will have a December 2010 fiscal month transition period, the results of which will be separately reported in the Company’s Quarterly Report on Form 10-Q for the calendar quarter ending March 31, 2011 and in the Company’s Annual Report on Form 10-K for the calendar year ending December 31, 2011.

Basis of Presentation

The consolidated financial statements include the accounts of MSCI Inc. and its wholly-owned subsidiaries. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. It is also the Company’s policy to consolidate any variable interest entity for which the Company is the primary beneficiary, as required by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 810-10, “Consolidations.” For investments in any entities in which the Company owns 50% or less of the outstanding voting stock but in which the Company has significant influence over operating and financial decisions, the Company applies the equity method of accounting. In cases where the Company’s investment is less than 20% and significant influence does not exist, such investments are carried at cost.

Significant Accounting Policies

Basis of Financial Statements and Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of revenue, the allowance for doubtful accounts, impairment of long-lived assets, accrued compensation, accounting for income taxes and other matters that affect the consolidated financial statements and related disclosures. The Company believes that estimates used in the preparation of these consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.

The Consolidated Statements of Income for the years ended November 30, 2009 and 2008 reflect expense allocations for certain corporate functions previously provided by Morgan Stanley, including human resources, information technology, accounting, legal and compliance, corporate services, treasury and other services. These allocations were based on what the Company and Morgan Stanley considered reasonable reflections of the utilization levels of these services required in support of the Company’s business and were based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead. Morgan Stanley was the controlling shareholder of MSCI through May 22, 2009. As of May 22, 2009, Morgan Stanley no longer provided corporate functions for the Company and no additional expense allocations have been recorded by the Company since that date. (See Note 8, “Related Party Transactions,” for further information).

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation

Certain employees of the Company have received share-based compensation under certain compensation programs. The Company’s compensation expense reflects the fair value method of accounting for share-based payments under ASC Subtopic 718-10, “Compensation-Stock Compensation.” ASC Subtopic 718-10 requires measurement of compensation cost for equity-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The fair value of MSCI restricted stock units is determined based on the number of units granted and the grant date fair value of MSCI common stock, measured as the closing price on the date of grant. The fair value of MSCI stock options is determined using the Black-Scholes valuation model and the single grant life method. Under the single grant life method, option awards with graded vesting are valued using a single weighted-average expected option life. Compensation for all stock-based payment awards is recognized using the graded vesting attribution method. MSCI reserved approximately 4.3 million class A common shares for outstanding vested and unvested stock options and unvested restricted stock awards assumed as part of the acquisition of RiskMetrics Group, Inc. (“RiskMetrics”) on June 1, 2010. See Note 3, “Acquisitions,” for further information about MSCI’s acquisition of RiskMetrics. The fair values of stock options assumed were estimated using a Hull-White Lattice option-pricing model. The Hull-White model is commonly used for estimating the fair value of in-the-money and out-of-the-money options, as it explicitly models the exercise behavior of option holders considering the amount by which each such grant is in- or out-of-the-money. The major assumptions utilized are the stock price, the remaining contractual term, the remaining time to vest, forfeiture behavior, dividend yield, the risk-free interest rate, expected volatility and the early exercise multiple.

Based on interpretive guidance related to Stock Compensation, the Company’s policy is to accrue the estimated cost of share-based awards that were granted to retirement-eligible employees over the course of the current year rather than expensing the awards on the date of grant.

Pursuant to the MSCI Independent Directors’ Equity Compensation Plan, directors who are not employees of the Company or Morgan Stanley are entitled to receive an annual grant of $50,000 each in stock units which are subject to a vesting schedule. The total number of shares authorized to be awarded under the plan is 0.5 million. As of November 30, 2010, approximately 0.4 million class A shares were available for future grant under this plan. Effective on the date of the 2011 shareholders’ meeting, directors who are not employees of the Company will be entitled to receive an annual grant of $90,000 each in stock units and the lead director will be entitled to receive an additional $25,000 in stock units, which are subject to a vesting schedule.

The MSCI Amended and Restated 2007 Equity Incentive Compensation Plan permits the Compensation Committee to make grants of a variety of equity based awards (such as stock, restricted stock, stock units and options) totaling up to 12.5 million shares to eligible recipients, including employees and consultants. No awards are permitted after November 2, 2017. As of November 30, 2010, approximately 7.2 million shares of MSCI’s class A common stock (“Common Stock”) were available for future grant under this plan.

In connection with the acquisition of RiskMetrics, MSCI filed a registration statement registering under the Securities Act the 4.3 million shares of Common Stock reserved for issuance in respect of incentive awards to officers and certain employees of RiskMetrics pursuant to the RiskMetrics Group, Inc. 2000 Stock Option Plan, RiskMetrics Group, Inc. 2004 Stock Option Plan, Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan and RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (collectively, the “RMG Plans”). In June 2010, MSCI also filed a registration statement assuming 3.1 million shares available under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan. As of November 30, 2010, approximately 3.2 million shares of Common Stock were available for future grant under this plan.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded when it is probable and estimable that a receivable will not be collected. The allowance for doubtful accounts was approximately $1.0 million at November 30, 2010 and $0.8 million at November 30, 2009. Changes in the allowance for doubtful accounts from December 1, 2007 to November 30, 2010 were as follows:

Amount
(in thousands)
Balance as of December 1, 2007	$1,584
Recovery of bad debt	(817)
Amounts written off	(55)

Balance as of November 30, 2008	$712
Addition to provision	977
Amounts written off	(842)

Balance as of November 30, 2009	847
Addition to provision(1)	931
Amounts written off	(765)

Balance as of November 30, 2010	$1,013

(1)	Includes an allowance of $0.3 million assumed upon the acquisition of RiskMetrics on June 1, 2010.

Deferred Revenue

Deferred revenues represent amounts billed or payments received from customers for services and maintenance in advance of performing the services. The Company’s clients normally pay subscription fees annually or quarterly in advance. Deferred revenue is amortized ratably over the service period as revenue recognition criteria are met. Where the service period has not begun or been renewed, deferred revenues and accounts receivable are not recognized.

Accounting for Income Taxes

Prior to May 2, 2008, the Company was a member of the Morgan Stanley consolidated group and the Company’s taxable income had been included in the consolidated U.S. federal income tax return of Morgan Stanley as well as in returns filed by Morgan Stanley with certain state and local taxing jurisdictions. After May 2, 2008, upon the disposition by Morgan Stanley of some of its equity interest in MSCI, the Company was no longer eligible to join in the filing of a consolidated U.S. federal income tax return with Morgan Stanley, and the Company has filed and will continue to file its U.S. consolidated federal income tax return as a taxable group separate from Morgan Stanley. The Company’s foreign income tax returns have been and continue to be filed on a separate company basis. The Company’s federal and foreign income tax liability has been computed and presented as if it were a separate taxpaying entity in the periods presented. However, the state and local tax liability presented in these statements reflects the fact that prior to May 22, 2009, the date on which Morgan Stanley disposed of its remaining equity interest in MSCI, the Company was included in certain state consolidated, combined or unitary filings of Morgan Stanley, and that its tax liability was affected by the attributes of the Morgan Stanley combined group. After May 22, 2009, the Company was no longer eligible for inclusion in any state or local consolidated, combined, or unitary return filed by Morgan Stanley and, from that date forward, the Company has been filing the relevant state income tax returns as a separate taxable group. Where the Company files as a stand-alone taxpayer, the Company’s state and local tax filings will reflect its

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

separate filing attributes. Federal income taxes incurred prior to May 2, 2008 and state income taxes incurred prior to May 22, 2009 are remitted to Morgan Stanley pursuant to a tax sharing agreement between the companies.

Income tax expense is provided for using the asset and liability method, under which deferred tax assets and deferred tax liabilities are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

Research and Development and Software Capitalization

The Company accounts for research and development (“R&D”) costs in accordance with several accounting pronouncements, including ASC Subtopic 730-10, “Research and Development” and ASC Subtopic 985-730, “Software-Research and Development.” ASC Subtopic 730-10 requires that R&D generally be expensed as incurred. ASC Subtopic 985-730 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to clients. Judgment is required in determining when technological feasibility of a product is established. Costs incurred after technological feasibility is established have not been material, and accordingly, the Company has expensed all research and development costs when incurred. Research and development costs for the years ended November 30, 2010, 2009 and 2008 were approximately $73.2 million, $53.3 million and $56.5 million, respectively, and are included in cost of services in the Consolidated Statements of Income.

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

Hedging Instruments

The Company uses swaps to hedge certain interest rate exposures. It does not use derivatives for speculative purposes. The Company applies ASC Subtopic 815-10, “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC Subtopic 815-10 requires MSCI to recognize all derivatives as either assets or liabilities in its Consolidated Statements of Financial Position and measure those instruments at fair value. The changes in the fair value of the interest rate swaps are assessed in accordance with ASC Subtopic 815-10 and reflected in the carrying value of the interest rate swaps on the balance sheet. The estimated fair value is based primarily on projected future swap rates.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock

MSCI holds repurchased shares of its common stock as treasury stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Accumulated other comprehensive loss totaled approximately $2.0 million and $7.6 million as of November 30, 2010 and 2009, respectively, resulting primarily from cumulative foreign currency translation, fair value calculations of the Company’s interest rate swaps, unrealized gains on the Company’s available-for-sale securities and pension adjustments. Accumulated other comprehensive income (loss) has been reflected in the Consolidated Statements of Shareholders’ Equity.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and money market and debt security investments of 90 days or less from the date of purchase.

Short-term Investments

Short-term investments include U.S. Treasury and state and municipal securities with maturity dates ranging from 91 to 365 days from the date of purchase.

As a result of a change in its intent subsequent to November 30, 2009, the Company classifies its short-term investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Fair value is determined based on quoted market rates. The cost of securities sold is based on the specific-identification method. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of interest income (expense). Interest on securities classified as available-for-sale is included as a component of interest income.

Prior to December 1, 2009, the Company had the intent and ability to hold the investments to maturity and classified these investments as held-to-maturity and stated them at amortized cost plus accrued interest. The changes in the value of these securities were not reported on the consolidated financial statements.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and fixtures and computer and communications equipment are provided principally by the straight-line method over the estimated useful life of the asset. Estimates of useful lives are as follows: furniture & fixtures – five years; computer and related equipment – three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or, where applicable, the remaining term of the lease, but not exceeding 15 years.

Goodwill

Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The carrying amount of the Company’s goodwill is $1,706.7 million primarily relating to the acquisitions of Barra, RiskMetrics and

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Measurisk. The Company’s goodwill is not amortized, but rather is subject to an impairment test each year, or more often if conditions indicate impairment may have occurred, pursuant to ASC Section 350, “Goodwill and Other Intangible.” For the years ended November 30, 2010, 2009 and 2008, goodwill impairment was determined by comparing the fair value of the reporting unit with its book value. If the estimated fair value exceeds the book value, goodwill is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of the impairment. As the acquisitions of RiskMetrics and Measurisk occurred during the year ended November 30, 2010, no impairment test was performed related to the goodwill associated with these acquisitions. The fair value of the reporting units exceeded the book value in the years ended November 30, 2010, 2009 and 2008 and, as a result, no impairment of the goodwill was recorded.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, cash on deposit with related parties, trade receivables, receivables from related parties, prepaid expenses and certain accrued liabilities and deferred revenue. The carrying value of these financial instruments approximates fair value given their short-term nature.

At November 30, 2010, the fair market value of the Company’s debt obligations was $1,275.0 million. The fair market value was estimated based on bid quotes available in the over the counter markets. The carrying value of this debt was $1,262.8 million.

Intangible Assets

Intangible assets consist of those definite-lived intangibles from the acquisitions of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. The Company amortizes definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are tested for impairment annually or when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. The Company has no indefinite-lived intangibles. The intangible assets have useful lives ranging from one to 20 years.

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

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash deposits and short-term investments. At November 30, 2010 and 2009, cash and cash equivalent amounts were $226.6 million and $176.0 million, respectively. At November 30, 2010 and 2009, the Company had invested $73.9 million and $295.3 million, respectively, in U.S. Treasury Securities with maturity dates ranging from 91 to 365 days from the date of purchase. The Company receives interest at prevailing money market fund rates on its cash deposits.

For the years ended November 30, 2010 and 2009, no single customer accounted for 10.0% or more of the Company’s operating revenues. For the year ended November 30, 2008, Barclays PLC and its affiliates accounted for 11.0% of the Company’s operating revenues.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance titled, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This guidance is covered under ASC Section 260-10-55, “Earnings Per Share-Overall-Implementation Guidance and Illustrations.” The guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described by ASC Section 260-10-45, “Earnings Per Share-Overall-Other Presentation Matters.” Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. The accounting guidance on whether share-based payment transactions are participating securities became effective for the Company on December 1, 2009. All prior-period EPS data presented have been adjusted retrospectively. The Company’s adoption of this accounting guidance, which addresses the computation of EPS under the two-class method for share-based payment transactions that are participating securities, reduced basic EPS by $0.01 and $0.02 for the years ended November 30, 2009 and 2008, respectively. The Company’s adoption of this accounting guidance had no effect on diluted EPS for the year ended November 30, 2009 and reduced diluted EPS by $0.01 for the year ended November 30, 2008.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” or ASU No. 2009-13. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU No. 2009-13 will be effective for the Company’s fiscal year 2011. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements,” or ASU No. 2009-14. ASU No. 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASC No. 2009-14 will be effective for the Company’s fiscal year 2011. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-9, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-9. ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is a U.S. Securities and Exchange Commission (“SEC”) filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-9 was effective immediately for the Company. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-12, “Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts, or ASU 2010-12. This update clarifies questions surrounding the accounting implications of the different signing dates of the Health Care and Education Reconciliation Act (signed March 30, 2010) and the Patient Protection and Affordable Care Act (signed March 23, 2010). ASU 2010-12 states that the FASB and the

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Office of the Chief Accountant at the SEC would not be opposed to viewing the two Acts together for accounting purposes. The adoption of ASU 2010-12 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350),” or ASU 2010-28. This ASU amends ASC Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The Company is currently assessing what effect, if any, the application of the amendments in ASU 2010-28 may have on its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations,” or ASU 2010-29. This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

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

The total purchase price for RiskMetrics was approximately $1,572.4 million and was comprised of:

(in thousands)
Cash	$1,146,702
MSCI class A common stock valued using the New York Stock Exchange closing price on June 1, 2010	371,815
Fair value of outstanding vested and unvested stock options and unvested restricted stock awards assumed	53,879

Total purchase price	$1,572,396

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MSCI issued approximately 12.6 million shares of Common Stock and reserved approximately 4.3 million shares of Common Stock for outstanding vested and unvested stock options and unvested restricted stock awards assumed as part of the acquisition of RiskMetrics.

The fair values of stock options assumed were estimated using a Hull-White Lattice option-pricing model. The fair value of the unearned portion of the unvested RiskMetrics stock options and restricted stock awards will be recorded as operating expense over the remaining service periods, while the fair values of the earned portion of the vested and unvested stock options and unvested restricted stock awards are included in the total purchase price.

For the year ended November 30, 2010, MSCI incurred approximately $21.2 million in transaction related costs related to the acquisition of RiskMetrics. These costs are reflected in “selling, general and administrative” on the Consolidated Statements of Income.

Purchase Price Allocation

The acquisition method of accounting is based on ASC Subtopic 805-10, “Business Combinations,” and uses the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” which MSCI has adopted as required. The total purchase price for RiskMetrics was allocated to the net tangible and intangible assets based upon their fair values as of June 1, 2010 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and intangible assets was recorded as goodwill. The allocation of the purchase price was based upon a valuation and the estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to the fair values of certain liabilities assumed, certain legal matters, income and non-income based taxes and residual goodwill. MSCI expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period. The purchase price allocation for RiskMetrics is as follows:

(in thousands)
Cash and cash equivalents	$76,459
Trade receivables	33,577
Other assets	32,272
Goodwill	1,243,948
Intangible assets	628,120
Accounts payable and other liabilities	(46,490)
Debt	(107,485)
Deferred revenues	(114,686)
Deferred tax liabilities, net	(173,319)

Total purchase price	$1,572,396

MSCI generally does not expect the goodwill recognized to be deductible for income tax purposes. Approximately $1,014.5 million and $229.4 million of the preliminary goodwill was allocated to the Performance and Risk and the Governance segments, respectively.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuations of Intangible Assets Acquired

The following table sets forth the components of finite-lived intangible assets acquired in connection with the RiskMetrics acquisition:

	Estimated Fair Value	Estimated Useful Life
	(in thousands)
Customer relationships	$428,600	14 to 15 years
Technology/Software	52,640	3 to 7 years
Proprietary processes	3,800	6 years
Trademarks/trade names	140,300	10 to 20 years
Non-compete agreements	2,780	1.5 years

Total	$628,120

Pre-Acquisition Contingencies Assumed

MSCI has evaluated and continues to evaluate pre-acquisition contingencies relating to RiskMetrics that existed as of the acquisition date. MSCI has determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, have recorded the best estimates for these contingencies as a part of the purchase price allocation for RiskMetrics. MSCI continues to gather information for, and evaluate substantially all, pre-acquisition contingencies that have been assumed from RiskMetrics. If MSCI makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation during the measurement period and, subsequently, in MSCI’s results of operations.

Impact of RiskMetrics Acquisition

The following table presents information for RiskMetrics from the June 1, 2010 acquisition date that is included in MSCI’s Consolidated Statement of Income for the year ended November 30, 2010.

RiskMetrics’ Operations Included in MSCI’s Results for the Year Ended November 30, 2010

(in thousands)
Total revenues	$152,301

Net income	$10,080

Other Fiscal 2010 Acquisition

On July 30, 2010, MSCI acquired Measurisk, LLC (“Measurisk”) to expand its product offerings to hedge fund investors. This was not deemed to be an individually significant acquisition. MSCI has accounted for this acquisition in accordance with the ASC Subtopic 805-10 and has included the financial results of Measurisk in its consolidated results from the July 30, 2010 acquisition date. For the year ended November 30, 2010, Measurisk contributed approximately $4.4 million to MSCI’s revenue and $1.6 million to MSCI’s net income. The purchase price allocations for this acquisition were $2.3 million for other assets, $9.5 million for identifiable intangible assets, $1.9 million for other liabilities and $21.1 million for goodwill based upon a valuation and those estimates and assumptions are subject to change as MSCI obtains additional information during the applicable measurement period.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The unaudited pro forma financial information for the year ended November 30, 2010 combined the historical results of MSCI for the year ended November 30, 2010, the historical results of RiskMetrics for the three month-period ended March 31, 2010 and the historical results of RiskMetrics for the three month-period ended December 31, 2009 (due to differences in reporting periods). The unaudited pro forma financial information for the year ended November 30, 2009 combined the historical results of MSCI for the year ended November 30, 2009 and the historical results of RiskMetrics for the year ended December 31, 2009 (due to differences in reporting periods).

The unaudited pro forma financial information and the effects of the pro forma adjustments listed above were as follows for the years ended November 30, 2010 and 2009:

	Year Ended November 30,
(in thousands)	2010	2009
Operating revenues	$816,419	$746,309

Cost of services	272,939	258,955
Selling, general and administrative	199,290	201,425
Restructuring	8,896	—
Amortization of intangible assets	64,477	73,164
Depreciation and amortization of property, equipment and leasehold improvements	21,660	20,306

Total operating expenses	567,262	553,850

Operating income	249,157	192,459

Other expense (income), net	71,430	67,744

Income before provision for income taxes	177,727	124,715
Provision for income taxes	66,896	44,863

Net income	$110,831	$79,852

Earnings per diluted common share	$0.91	$0.68

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma financial information by MSCI’s operating segments’ and the effects of the pro forma adjustments listed above are presented in the table below (See Note 14, “Segment Information,” for further information about MSCI’s operating segments):

	Year Ended November 30, 2010			Year Ended November 30, 2009
	(unaudited)
(in thousands)	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
Operating revenues	$693,178	$123,241	$816,419	$613,890	$132,419	$746,309

Cost of services	205,582	67,357	272,939	191,346	67,609	258,955
Selling, general and administrative	175,679	23,611	199,290	169,966	31,459	201,425
Restructuring	6,673	2,223	8,896	—	—	—
Amortization of intangible assets	51,137	13,340	64,477	59,764	13,400	73,164
Depreciation expense	18,224	3,436	21,660	16,393	3,913	20,306

Total operating expenses	457,295	109,967	567,262	437,469	116,381	553,850

Operating income	235,883	13,274	249,157	176,421	16,038	192,459
Other expense (income), net			71,430			67,744

Income before provision for income taxes			177,727			124,715
Provision for income taxes			66,896			44,863

Net income			$110,831			$79,852

	Three months Ended November 30, 2010			Three months Ended November 30, 2009
	(unaudited)
(in thousands)	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
Operating revenues	$185,032	$28,286	$213,318	$162,886	$32,376	$195,262

Cost of services	53,907	15,224	69,131	51,744	16,817	68,561
Selling, general and administrative	44,600	4,700	49,300	41,392	6,969	48,361
Restructuring	641	1,302	1,943	—	—	—
Amortization of intangible assets	12,910	3,320	16,230	14,821	3,350	18,171
Depreciation expense	4,797	733	5,530	4,148	1,013	5,161

Total operating expenses	116,855	25,279	142,134	112,105	28,149	140,254

Operating income	68,177	3,007	71,184	50,781	4,227	55,008
Other expense (income), net			19,340			17,553

Income before provision for income taxes			51,844			37,455
Provision for income taxes			21,287			13,752

Net income			$30,577			$23,703

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. RESTRUCTURING

During the year ended November 30, 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics (the “Restructuring Plan”) in order to eliminate overlapping positions, eliminate duplicative occupancy costs, terminate overlapping vendor contracts and discontinue the planned integration of a product into RiskMetrics’ standard product offering suite. The Company accounts for restructuring costs in accordance with ASC Subtopic 420-10, “Exit or Disposal Cost Obligations.” The restructuring costs will be recorded to the “Restructuring expense” line item within the Company’s Consolidated Statements of Income as they are recognized. The Company currently estimates restructuring costs associated with the exit of certain leases will range from $2 million to $3 million and anticipates that these costs will be recognized in the year ended November 30, 2011. The Company is continuing to develop plans for the efficient transitions related to its restructuring activities and evaluate other options to continue the optimization of its operations. The Company expects to incur additional future restructuring costs over the next 13 months.

The Company recorded $8.9 million of restructuring expenses in connection with the Restructuring Plan during the year ended November 30, 2010. Of this amount, approximately $3.0 million was related to the accelerated vesting of share-based compensation awards triggered by the elimination of overlapping positions. This amount is not accounted for as a restructuring liability under the line item “Other accrued liabilities” but is instead recorded under the line item “Additional paid-in capital” in the Company’s Consolidated Statement of Financial Condition. Approximately $6.7 million of the restructuring expenses were recorded under the Company’s Performance and Risk operating segment and $2.2 million were recorded under the Company’s Governance operating segment. Any changes to the estimates in connection with executing the Restructuring Plan will be reflected in the Company’s future results of operations.

The table below summarizes the accrual and charges incurred with respect to the Company’s Restructuring Plan that are included in the line items “Other accrued liabilities” in the Company’s Consolidated Statement of Financial Condition as of November 30, 2010:

	MSCI Restructuring Plan
(in thousands)	Severance	Lease termination	Other(1)	Total
Accrued Balance, December 1, 2009	$—	$—	$—	$—
Initial costs	3,601	1,333	922	5,856
Cash payments	(2,515)	(63)	(922)	(3,500)
Other	1	27	—	28

Accrued Balance, November 30, 2010	$1,087	$1,297	$—	$2,384

(1)	Represents the costs associated with discontinuance of the planned integration of a product into RiskMetrics’ standard product offering suite.

5. EARNINGS PER COMMON SHARE

Basic EPS is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 209,931, 519,085 and 519,220 stock options excluded from the calculation of diluted EPS for the years ended November 30, 2010, 2009 and 2008, respectively, because of their anti-dilutive effect.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	For the year ended November 30,
	2010	2009	2008
Net income	$92,170	$81,801	$68,268
Less: Allocations of earnings to unvested restricted stock units	(742)	(1,246)	(1,830)

Earnings available to MSCI common shareholders	$91,428	$80,555	$66,438

Basic weighted average common stock outstanding	112,074	100,607	100,037

Basic weighted average common stock outstanding	112,074	100,607	100,037
Effect of dilutive securities:
Stock options	1,283	253	244

Diluted weighted average common shares outstanding	113,357	100,860	100,281

Earnings per basic common share	$0.82	$0.80	$0.66

Earnings per diluted common share	$0.81	$0.80	$0.66

6. SHORT-TERM INVESTMENTS

Short-term investments include U.S. Treasury and state and municipal securities with maturity dates ranging from 91 to 365 days from the date of purchase.

As a result of a change in intent, the Company classifies its short-term investments as available-for-sale in the year ended November 30, 2010. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Fair value is determined based on observable quoted prices in active markets for identical assets. The cost of securities sold is based on the specific-identification method. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of interest income (expense). Interest on securities classified as available-for-sale is included as a component of interest income.

In the year ended November 30, 2009, the Company had the intent and ability to hold its investments to maturity and, thus, classified these investments as held-to-maturity and stated them at amortized cost plus accrued interest. The changes in the value of these securities, other than impairment charges, are not reported on the consolidated financial statements.

The fair value and gross unrealized gains and losses of securities available-for-sale at November 30, 2010 were as follows:

(in thousands)	Amortized Cost plus Accrued Interest	Gross unrealized gains	Gross unrealized losses	Estimated Fair value
Debt securities available-for-sale

U.S. Treasury securities	$66,924	$3	$—	$66,927
Commercial paper	5,350	1	—	5,351
State and municipal securities	1,612	1	—	1,613

Total	$73,886	$5	$—	$73,891

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net carrying value and fair value of securities held-to-maturity at November 30, 2009 were as follows:

(in thousands)	Net Carrying Value	Gross unrecognized gains	Gross unrecognized losses	Estimated Fair value
Debt securities held-to-maturity

U.S. Treasury securities	$295,304	$264	$—	$295,568
State and municipal securities	—	—	—	—

Total	$295,304	$264	$—	$295,568

Unrealized Losses on Investments

The Company had no investments with continuous unrealized losses for less than 12 months and for 12 months or greater at November 30, 2010. None of the Company’s investments in held-to-maturity securities had been in an unrealized loss position at November 30, 2009.

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

As of November 30, 2010, no other-than-temporary impairment had been recorded on any of the Company’s investments.

7. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material adverse effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the years ended November 30, 2010, 2009 and 2008 was $15.4 million, $10.4 million, and $10.7 million, respectively.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of November 30, 2010 are as follows:

Amount
Year	(in thousands)
2011	$17,828
2012	17,803
2013	16,232
2014	13,840
2015	9,900
Thereafter	30,845

Total	$106,448

Long-term debt. On November 14, 2007, the Company entered into a secured $500.0 million credit facility consisted of a $425.0 million term loan facility and a $75.0 million revolving credit facility (the “2007 Credit Facility”). As of November 30, 2009, current maturities of long term debt was $42.1 million, net of $0.2 million discount and long term debt, net of current maturities was $337.6 million, net of $0.6 million discount. On April 1, 2010 and April 15, 2010, the Company prepaid principal balances on its term loan facility portion of the 2007 Credit Facility of approximately $147.0 million and $150.0 million, respectively. On June 1, 2010, the Company paid $70.9 million to retire the 2007 Credit Facility. As a result of the prepayments, the Company fully amortized $5.1 million of unamortized capitalized origination fees associated with the 2007 Credit Facility in interest expense during the year ended November 30, 2010.

On June 1, 2010, the Company entered into a new senior secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. Incorporated, as collateral agent, and the other lenders party thereto, which is comprised of (i) a $1,275.0 million six-year term loan facility and (ii) a $100.0 million five-year revolving credit facility, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility (the “New Credit Facility”). The Company is required to repay 1.00% of the principal of the term loan facility per year in quarterly installments. The New Credit Facility also contains a number of mandatory prepayment requirements, including a requirement to repay a specified amount of the term loan facility annually from a portion of the Company’s excess cash flows (as defined in the New Credit Facility, which varies based on the Company’s leverage ratio). Any remaining principal of the term loan facility will be payable on the final maturity date of the facility.

The senior secured term loan facility matures in June 2016. The revolving credit facility matures in June 2015 and is available to fund the Company’s working capital requirements and for other general corporate purposes. The Company borrowed the full amount of the $1,275.0 million senior secured term loan facility on June 1, 2010 and used the $1,268.6 million of proceeds after the issuance discount to fund in part the $1,146.7 million cash consideration for its acquisition of RiskMetrics, repay the outstanding credit facilities of MSCI and RiskMetrics and pay related fees and expenses.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

secured by a lien on substantially all of the equity interests of MSCI’s present and future domestic subsidiaries, up to 65% of the equity interests of MSCI’s first-tier foreign subsidiaries, and substantially all of MSCI’s and MSCI’s domestic subsidiaries’ present and future property and assets, subject to certain exceptions.

In connection with entering into the New Credit Facility, the Company capitalized origination fees of $34.0 million which are being amortized over five to six years. The Company amortized $3.0 million of the capitalized origination fees associated with the New Credit Facility in interest expense during the year ended November 30, 2010. At November 30, 2010, $31.1 million of the capitalized origination fees remain unamortized, $5.9 million of which is included in “prepaid and other assets” and $25.2 million of which is included in “other non-current assets” on the Company’s Consolidated Statement of Financial Condition.

Current maturities of long-term debt at November 30, 2010 was $54.9 million, net of a $1.1 million discount. Long term debt, net of current maturities at November 30, 2010 was $1,207.9 million, net of a $4.7 million discount. For the year ended November 30, 2010, approximately $0.5 million of the debt discount associated with the New Credit Facility was amortized. For the year ended November 30, 2010, $0.8 million of the debt discount associated with the 2007 Credit Facility was amortized. For the year ended November 30, 2009, $0.2 million of the debt discount associated with the 2007 Credit Facility was amortized.

The aggregate amount of all long-term debt to be repaid for the years following November 30, 2010, is as follows:

Amount
For the year ended November 30,	(in thousands)
2011	$56,000
2012	2,574
2013	2,574
2014	2,574
2015	2,574
Thereafter	1,202,329

Total	$1,268,625

During first quarter 2011, we will be required to make a payment under the excess cash flow provision of the New Credit Facility of approximately $56.0 million.

Interest Rate Swaps and Derivative Instruments.

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest rate swaps as part of its interest rate risk management strategy. During the twelve months ending November 30, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of November 30, 2010, the Company had two outstanding interest rate derivatives with a combined notional principal amount of $445.1 million that were designated as cash flow hedges of interest rate risk. The effective fixed rate on the aggregate notional principal amount as of November 30, 2010 was 5.12%.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1.6 million will be reclassified as an increase to interest expense. During the year ended November 30, 2010, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were a loss of $3.1 million.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Consolidated Statements of Financial Condition:

(In thousands)	Consolidated Statements of Financial Condition Location	As of November 30, 2010	As of November 30, 2009
Liability derivatives:
Derivatives designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$(1,772)	$(5,379)

The following table presents the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative (Effective Portion) for the Years Ended November 30,			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for the Years Ended November 30,			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Years Ended November 30,
(In thousands)	2010	2009	2008		2010	2009	2008		2010	2009	2008
Interest Rate Products	$(2,628)	$(5,959)	$(3,715)	Interest expense	$(3,072)	$(4,221)	$(74)	Interest expense	$(3,088)	$—	$—

Credit-risk-related contingent features. The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of November 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

nonperformance risk, related to these agreements was $1.9 million. As of November 30, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their termination value.

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

Morgan Stanley or its affiliates subscribe to, in the normal course of business, certain of the Company’s products. Amounts recognized as related party revenues by the Company from subscription to the Company’s products by Morgan Stanley for the year ended November 30, 2009 and 2008 was $5.3 million and $12.4 million, respectively.

Morgan Stanley affiliates had invoiced administrative expenses to the Company primarily relating to staff services. The amounts invoiced by Morgan Stanley affiliates for staff services for the year ended November 30, 2009 and 2008 was $1.7 million and $18.3 million, respectively. Interest income earned on cash on deposit with Morgan Stanley and related party receivables for the year ended November 30, 2008 was $5.3 million. The Company did not earn interest from Morgan Stanley during the year ended November 30, 2009.

Interest expense incurred on payables to Morgan Stanley for both of the years ended November 30, 2009 and 2008 was $0.4 million.

9. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at November 30, 2010 and 2009 consisted of the following:

	As of November 30,
	2010	2009
	(in thousands)
Computer & related equipment	$62,627	$38,773
Furniture & fixtures	6,006	3,004
Leasehold improvements	23,798	13,947
Work-in-process	901	155

Subtotal	93,332	55,879
Accumulated depreciation and amortization	(58,964)	(26,498)

Property, equipment and leasehold improvements, net	$34,368	$29,381

Depreciation and amortization expense of property, equipment and leasehold improvements was $17.4 million, $12.0 million and $5.0 million for the years ended November 30, 2010, 2009 and 2008, respectively.

10. INTANGIBLE ASSETS

Intangible assets consist of those definite-lived intangibles from the acquisitions of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. The Company amortizes definite-lived intangible assets

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over their estimated useful lives. Amortizable intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. The Company has no indefinite-lived intangibles.

Amortization expense related to intangible assets for the years ended November 30, 2010, 2009, and 2008 was $41.6 million, $25.6 million and $28.5 million, respectively.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of November 30, 2010
Customer relationships	$461,690	$(29,500)	$432,190
Trademarks/trade names	243,440	(35,381)	208,059
Technology/software	194,131	(123,824)	70,307
Proprietary process	3,800	(317)	3,483
Non-compete agreements	2,780	(929)	1,851
Transition agreements	720	(360)	360

Total	$906,561	(190,311)	716,250

As of November 30, 2009
Technology/software	$140,678	$(109,090)	$31,588
Trademarks	102,220	(26,611)	75,609
Customer relationships	25,880	(12,888)	12,992
Non-competes	—	—	—

Total	$268,778	$(148,589)	$120,189

Estimated amortization expense for succeeding years is presented below:

Amortization Expense
Year	(in thousands)
2011	$66,050
2012	63,835
2013	53,124
2014	52,864
2015	52,803
Thereafter	427,574

Total	$716,250

11. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. For the years ended November 30,

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010, 2009 and 2008, costs relating to 401(k), pension and post-retirement benefit expenses were $8.8 million, $7.0 million and $5.9 million, respectively. Amounts included in cost of services were $5.2 million, $4.3 million and $3.4 million for the years ended November 30, 2010, 2009 and 2008, respectively. Amounts included in selling, general and administrative expense related to these pension and post-retirement expenses for the years ended November 30, 2010, 2009 and 2008 were $3.6 million, $2.7 million and $2.4 million, respectively.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions and, in the case of the MSCI 401(k) plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations. Legacy RiskMetrics employees participate in the legacy RiskMetrics 401(k) plan (or any other regional defined contribution plan sponsored) and receive 401(k) and other defined contribution plan matching contributions. The Company’s expenses associated with the 401(k) plan and other defined contribution plans for the years ended November 30, 2010, 2009 and 2008 were $6.8 million, $5.7 million and $3.3 million, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense incurred by the Company related to defined benefit pension plans was $2.0 million, $1.3 million and $2.6 million for the years ended November 30, 2010, 2009 and 2008, respectively.

The Company uses a measurement date of November 30 to calculate obligations under its pension and postretirement plans. As of November 30, 2010, the fair value of the defined benefit plan assets was $16.0 million and the Company carried a $4.8 million liability related to its future pension obligations.

12. SHARE-BASED COMPENSATION

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

On December 16, 2008, the Company, as a component of the 2008 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units (“2008 Bonus Award”). The aggregate value of the grants was approximately $9.5 million of restricted stock units. The restricted stock units vest over a three year period, with one-third vesting on January 8, 2010, January 10, 2011 and January 9, 2012, respectively. Approximately $4.2 million of this grant was awarded to retirement-eligible employees under the award terms. Based on interpretive guidance related to ASC Subtopic 718-10, the Company accrues the estimated cost of these awards over the course of the fiscal year in which the award is earned. As such, the Company accrued the estimated cost of the 2008 Bonus Award granted to retirement-eligible employees over the 2008 fiscal year rather than expensing the awards on the date of grant.

On December 16, 2009, the Company, as a component of the 2009 annual bonus, awarded certain of its employees with a grant in the form of restricted stock units (“2009 Bonus Award”). The aggregate value of the

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2010, the Company, as a component of the 2010 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units. The total number of units granted was 513,888. The aggregate value of the grants was approximately $18.9 million. Approximately $6.2 million was awarded to retirement eligible employees under the award terms, $5.7 million of which had been expensed in the year ended November 30, 2010. On December 10, 2010, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the grant of a special one-time price and time vested stock option award of 208,175 units to the Company’s Chief Executive Officer. The award was valued using a Monte Carlo simulation based on the closing price of the Company’s class A common stock at the close of business on December 13, 2010.

For the Founders Grant Award and the Performance Award, all or a portion of the award may be cancelled in certain limited situations, including termination for cause, if employment is terminated before the end of the relevant restriction period. For the remainder of the awards granted by the Company, all or a portion may be cancelled if employment is terminated for certain reasons before the end of the relevant restriction period for non-retirement-eligible employees.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of its common stock held in treasury or newly issued shares.

The components of share-based compensation expense related to the awards to Company employees and directors who are not employees of the Company or Morgan Stanley of restricted stock units and restricted stock awards (representing shares of MSCI common stock) and options to purchase MSCI common stock, as applicable, are presented below (in thousands):

For the years ended	November 30, 2010	November 30, 2009	November 30, 2008
Deferred stock	$24,632	$28,987	$24,318
Stock options	7,653	6,174	6,020

Total	$32,285	$35,161	$30,338

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of this expense included in cost of services for the years ended November 30, 2010, 2009 and 2008 was $12.0 million, $12.2 million and $10.0 million, respectively. The amount of this expense included in selling, general and administrative expense for the years ended November 30, 2010, 2009 and 2008 was $17.3 million, $23.0 million and $20.4 million, respectively. The amount of this expense included in restructuring expense for the year ended November 30, 2010 was $3.0 million.

The tax benefits for share-based compensation expense related to deferred stock and stock options granted to Company employees and to directors who are not employees of the Company or Morgan Stanley were $8.5 million for the year ended November 30, 2010. The tax benefits for share-based compensation expense related to deferred stock and stock options granted to Company employees and to directors who are not employees of the Company or Morgan Stanley were $6.9 million for the year ended November 30, 2009. No tax benefits for share-based compensation expense were recognized for the years ended November 30, 2008.

As of November 30, 2010, approximately $31.6 million of compensation cost related to MSCI unvested share-based awards granted to the Company’s employees and to directors who are not employees of the Company or Morgan Stanley had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will be recognized primarily over the next one to three years.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of its class a common stock. As of November 30, 2010, approximately 10.8 million shares of Common Stock were available for future grant under these plans.

Deferred Stock Awards. Certain Company employees have been granted deferred stock awards pursuant to its share-based compensation plan. The plan provides for the deferral of a portion of certain employees’ discretionary compensation with awards made in the form of the right to receive restricted stock units and restricted stock awards. Recipients of deferred stock generally have rights to receive dividend equivalents that are not subject to vesting.

The following table sets forth activity concerning the Company’s vested and unvested deferred stock awards applicable to its employees (share data in thousands):

For the Year Ended November 30, 2010	Number of Shares	Weighted Average Price
Deferred stock awards at beginning of year	1,887	$17.36
Granted or assumed	1,109	$31.26
Conversion to common stock	(1,010)	$19.17
Canceled	(104)	$20.88

Deferred stock awards at end of year(1)	1,882	$24.38

(1)	As of November 30, 2010, approximately 1,861 million restricted stock units and restricted stock awards, with a weighted average price of $24.41, were vested or expected to vest.

The total fair value of restricted stock units and restricted stock awards held by the Company’s employees converted or vested to MSCI common stock during the year ended November 30, 2010, 2009 and 2008 was $34.3 million, 45.3 million and $1.9 million, respectively.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth activity concerning the Company’s unvested deferred stock awards related to its employees (share data in thousands):

For the Year Ended November 30, 2010	Number of Shares	Weighted Average Grant Date Fair Value
Unvested deferred stock awards at beginning of year	1,625	$17.60
Granted or assumed	1,109	$31.26
Vested	(1,081)	$21.46
Canceled	(104)	$20.88

Unvested deferred stock awards at end of year(1)	1,549	$24.48

Expected to vest	1,528	$24.49

(1)	Unvested deferred stock awards represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligibility requirements.

Stock Option Awards. MSCI reserved approximately 4.2 million shares of Common Stock for outstanding vested and unvested stock options assumed as part of the acquisition of RiskMetrics. The fair values of stock options assumed were estimated using a Hull-White Lattice option-pricing model. No additional stock options were issued by the Company during the years ended November 30, 2010, 2009 and 2008.

The weighted average fair value of MSCI stock options assumed by the Company in the year ended November 30, 2010 was $16.58, utilizing the following assumptions:

For the year ended November 30, 2010
Risk free interest rate range	0.35% to 3.21%
Expected forfeiture rate	7.0%
Expected stock price volatility range	28.8 to 56.8%
Suboptimal exercise factor	2.14
Expected dividend yield	—

The expected stock price volatility assumption was determined using the historical volatility of the Company and of MSCI’s peers. Because the Company did not have sufficient share price history to calculate the historical volatility of MSCI Common Stock, the Company believes that the combination of its own and its peers’ historical volatility is the most reliable data for the purposes of estimating the expected volatility.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth activity concerning MSCI stock options granted to the Company’s employees for the year ended November 30, 2010 (option data and dollar values in thousands, except exercise price):

For the Year Ended November 30, 2010	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregated Intrinsic Value
Options outstanding at beginning of year	2,017	$18.00	7.96	N/A
Granted or assumed	4,175	$16.67	N/A	N/A
Forfeited	(138)	$20.35	N/A	N/A
Conversion to common stock	(1,497)	$15.48	N/A	N/A

Options outstanding at end of year	4,557	$17.54	6.47	$75,301

Options exercisable at year end	2,683	$15.23	5.65	$50,519

Options vested or expected to vest	4,459	$17.45	6.40	$74,087

The following table presents information relating to the Company’s stock options outstanding as of November 30, 2010 (number of options outstanding and aggregate intrinsic value data in thousands):

At November 30, 2010	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Aggregate Intrinsic Value
$1.00 to $7.00	612	$4.83	3.33	$17,893
$7.01 to $14.00	267	$9.79	5.15	$6,492
$14.01 to $21.00	2,025	$17.68	6.94	$33,170
$21.01 to $28.00	1,653	$23.32	7.27	$17,746

Total	4,557			$75,301

The following table presents information relating to the Company’s stock options exercisable as of November 30, 2010 (number of options outstanding and aggregate intrinsic value data in thousands):

At November 30, 2010	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Aggregate Intrinsic Value
$1.00 to $7.00	612	$4.83	3.33	$17,893
$7.01 to $14.00	268	$9.79	5.15	$6,492
$14.01 to $21.00	1,152	$17.94	6.47	$18,566
$21.01 to $28.00	651	$22.44	6.58	$7,568

Total	2,683			$50,519

The intrinsic value of the stock options exercised by the Company’s employees during the year ended November 30, 2010 and 2009 was $17.4 million and $0.6 million, respectively. No stock options were exercised by the Company’s employees during the year ended November 30, 2008.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Morgan Stanley Share-based Compensation Awards

Certain employees of the Company had received share-based compensation under Morgan Stanley’s executive compensation programs. The fair value of Morgan Stanley-related restricted stock units was determined based on the number of units granted and the grant date fair value of Morgan Stanley common stock, measured as the volume-weighted average price on the date of grant. The fair value of Morgan Stanley-related stock options was determined using the Black-Scholes valuation model and the single grant life method. Under the single grant life method, option awards with graded vesting are valued using a single weighted-average expected option life.

The components of share-based compensation expense (net of cancellations) related to Company employees allocated to the Company are presented below:

	For the years ended November 30,
	2010	2009	2008
	(in thousands)
Deferred stock	$—	$602	$1,594
Stock options	—	128	61

Total	$—	$730	$1,655

No expense related to Morgan Stanley shared-based compensation awards was recognized in either cost of services or selling, general and administrative expense in the year ended November 30, 2010. The amount of expense included in cost of services in the years ended November 30, 2009 and 2008 was $0.1 million and $0.8 million, respectively. The amount of expense included in selling, general and administrative expense in the years ended November 30, 2009 and 2008 was $0.6 million and $0.9 million, respectively.

No Morgan Stanley stock options were exercised by the Company’s employees during the years ended November 30, 2010 or 2009. The intrinsic value of the Morgan Stanley stock options exercised by the Company’s employees during the year ended November 30, 2008 was immaterial.

13. INCOME TAXES

The provision for income taxes (benefits) consisted of (in thousands):

	For the years ended November 30,
	2010	2009	2008
Current
U.S. federal	$36,386	$45,957	$36,394
U.S. state and local	9,452	10,714	7,586
Non U.S.	14,557	7,587	4,573

	60,395	64,258	48,553

Deferred
U.S. federal	4,091	(12,940)	(4,631)
U.S. state and local	(1,954)	(919)	(1,241)
Non U.S.	(1,211)	(479)	(1,306)

	926	(14,338)	(7,178)

Provision for income taxes	$61,321	$49,920	$41,375

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the provision to the U.S. federal statutory income tax rate:

	For the fiscals year ended November 30,
	2010	2009	2008
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3.13%	3.63%	3.76%
Change in tax rates applicable to non-U.S. earnings	0.33%	(0.64%)	(0.58%)
Domestic tax credits	—%	(0.96%)	(1.85%)
Other	1.49%	0.87%	1.41%

Effective income tax rate	39.95%	37.90%	37.74%

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at November 30, 2010 and November 30, 2009 were as follows (in thousands):

	As of November 30,
	2010	2009
Deferred tax assets
Employee compensation and benefit plans	$25,995	$16,587
Property, equipment and leasehold improvements, net	4,462	4,575
State taxes	2,192	2,824
Interest rate swap	692	2,100
Foreign taxes	—	1,970
Foreign currency translation	1,256	1,927
Pension	122	484
Unearned revenue	2,146	—
NOL carryforward – current	11,906	—
NOL carryforward – non-current	22,873	—
Other	4,453	1,499

Subtotal	76,097	31,966
Less: valuation allowance	(1,003)	—

Total deferred tax assets	$75,094	$31,966

Deferred tax liabilities
Intangible assets	$(267,277)	$(44,655)
Other	(950)	(2,814)

Total deferred tax liabilities	$(268,227)	$(47,469)

Net deferred tax liabilities	$(193,133)	$(15,503)

Net current deferred tax asset	$47,811	$24,577
Net non-current deferred tax liabilities	(240,944)	(40,080)

Net deferred tax liabilities	$(193,133)	$(15,503)

Earnings attributable to foreign subsidiaries were approximately $48.6 million, $25.1 million and $18.4 million for the years ended November 30, 2010, 2009 and 2008, respectively. No provisions for income tax that

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

could occur upon repatriation have been recorded on these earnings. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

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

The Company believes the resolution of tax matters will not have a material effect on the Consolidated Statement of Financial Condition of the Company, although a resolution could have a material impact on the Company’s Consolidated Statement of Income for a particular future period and on the Company’s effective tax rate for any period in which such resolution occurs.

The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the year ended November 30, 2010:

	For the Years Ended November 30,
Gross unrecognized tax benefits	2010	2009	2008
(amounts in thousands)
Beginning balance as of December 1	$10,974	$2,625	$1,609
Increases based on tax positions related to the current period	1,516	466	689
Decreases based on tax positions related to current period	—	—	—
Increases based on tax positions related to prior periods(1)	3,773	8,796	327
Decreases based on tax positions related to prior periods	(317)	(349)	—
Increases/ (Decreases) related to settlements with taxing authorities	(887)	(564)	—
Increases/(Decreases) related to a lapse of applicable statute of limitations	(1,970)	—	—

Ending balance as of November 30	$13,089	$10,974	$2,625

(1)	Includes $3.8 million assumed upon the acquisition of RiskMetrics on June 1, 2010.

The total amount of unrecognized tax benefits was approximately $10.5 million, net of federal benefit of state issues, competent authority and foreign tax credit offsets, as of November 30, 2010, which, if recognized, would favorably affect the effective tax rate in future periods. The Company recognizes the accrual of interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes in the Consolidated Statements of Income. For the year ended November 30, 2010, the Company recognized $0.9 million of interest and $0.1 million of penalties in the Consolidated Statements of Income.

The Company is under examination by the Internal Revenue Service (“the IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York and California. The tax years currently under examination vary by

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

jurisdiction. During 2010, the IRS concluded the field work portion of their examination on issues related to tax years 1999-2005.

Subsequent to the tax year ended November 30, 2010, Morgan Stanley reached a preliminary settlement with the New York State and New York City tax authorities on issues relating to years 2002 -2006. However, no additional assessments have yet been issued. The Company expects to settle by sometime in the second quarter of calendar 2011 and to indemnify Morgan Stanley for any additional assessments deemed to be due in accordance with the Tax Sharing Agreement.

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

Tax Jurisdiction	Open Tax Years
United States	1999 – 2009
California	2004 – 2008
New York State and City	2002 – 2008
Hong Kong	2003 – 2009
United Kingdom	2007 – 2008
Canada	2005 – 2009
Japan	2009

14. SEGMENT INFORMATION

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

The Performance and Risk business is a leading global provider of investment decision support tools, including indices, portfolio risk and performance analytics, credit analytics and ESG products. The business provides clients with a broad suite of products and services to assist them with managing equity, fixed income and multi-asset class portfolios. The products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management and analysis, index-linked invest product creation, asset allocation, assessment of social responsibility, environmental stewardship and the effects of climate change on investments, investment manager selection and investment research.

The Governance business is a leading provider of corporate governance products and specialized financial research and analysis services to institutional shareholders and corporations around the world. Among other things, the Governance business facilitates the voting of proxies by institutional investors and provides in-depth

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

research and analysis to help inform their voting decisions and identify issuer-specific risk. It offers both global security coverage and fully integrated products and services, including proxy voting, policy creation, research, vote recommendations, vote execution, post-vote disclosure and reporting and analytical tools. Within a firewall, a separate unit of the Governance business also provides products and services to corporate clients who may use those products and services to learn about and improve their governance and executive compensation practices.

The CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for MSCI as a whole.

The following table presents MSCI’s operating segments’ results for the years ended November 30, 2010, 2009 and 2008:

	Years Ended November 30,
(in thousands)	2010	2009	2008
Operating revenues
Performance and Risk	$604,307	$442,948	$430,961
Governance	58,594	—	—

Consolidated	$662,901	$442,948	$430,961

Amortization of intangible assets and depreciation and amortization of property, equipment and leasehold improvements
Performance and Risk	$51,028	$37,511	$33,470
Governance	7,984	—	—

Consolidated	$59,012	$37,511	$33,470

Operating income
Performance and Risk	$200,369	$150,992	$135,790
Governance	5,754	—	—

Consolidated	$206,123	$150,992	$135,790

Revenue by geography is based on the shipping address of the customer.

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	2010		2009		2008
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
Americas:
United States	$329,773	2,435,914	$212,763	$571,052	$208,884	$597,254
Other	23,546	2,424	14,425	672	13,048	320

Total Americas	353,319	2,438,338	227,188	571,724	221,932	597,574

EMEA:
United Kingdom	86,136	4,740	56,232	1,488	55,858	1,572
Other	128,934	7,826	83,922	11,997	85,564	11,722

Total EMEA	215,070	12,566	140,154	13,485	141,422	13,294

Asia & Australia:
Japan	46,872	452	41,805	503	36,890	483
Other	47,640	5,933	33,801	5,481	30,717	4,626

Total Asia & Australia	94,512	6,385	75,606	5,984	67,607	5,109

Total	$662,901	$2,457,289	$442,948	$591,193	$430,961	$615,977

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. QUARTERLY RESULTS OF OPERATIONS (unaudited):

	2010				2009
	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)				(in thousands)
Operating revenues	$121,680	$125,170	$202,733	$213,318	$105,915	$109,375	$108,868	$118,790
Cost of services	29,291	30,463	69,741	69,131	28,935	29,269	28,247	32,214
Selling, general and administrative	37,461	40,177	63,306	49,300	34,716	34,052	33,525	33,487
Restructuring	—	—	6,953	1,943	—	—	—	—
Amortization of intangible assets	4,278	4,277	16,350	16,694	6,429	6,428	6,429	6,268
Depreciation and amortization of property, equipment and leasehold improvements	3,393	3,556	4,934	5,530	3,051	2,972	2,869	3,065

Total operating expenses	74,423	78,473	161,284	142,598	73,131	72,721	71,070	75,034

Operating income	47,257	46,697	41,449	70,720	32,784	36,654	37,798	43,756
Interest income	(408)	(343)	(114)	(128)	(121)	(220)	(373)	(339)
Interest expense	4,436	8,991	20,415	17,495	5,638	4,904	4,628	4,513
Other expense (income)	(608)	98	524	2,274	882	(2)	(168)	(71)

Other expense (income), net	3,420	8,746	20,825	19,641	6,399	4,682	4,087	4,103

Income before provision for income taxes	43,837	37,951	20,624	51,079	26,385	31,972	33,711	39,653
Provision for income taxes	16,319	13,884	10,305	20,813	9,661	12,354	12,787	15,118

Net income	$27,518	$24,067	$10,319	$30,266	$16,724	$19,618	$20,924	$24,535

Earnings per basic common share	$0.26	$0.23	$0.09	$0.25	$0.16	$0.19	$0.20	$0.24

Earnings per diluted common share	$0.26	$0.22	$0.08	$0.25	$0.16	$0.19	$0.20	$0.24

Weighted average shares outstanding used in computing per share data
Basic	105,235	105,345	118,339	119,309	100,286	100,359	100,402	101,383

Diluted	105,844	106,003	120,341	121,172	100,286	100,371	100,833	101,952

(1)	Includes the results of RiskMetrics and Measurisk as of the June 1, 2010 and July 30, 2010 acquisition dates, respectively.

16. SUBSEQUENT EVENTS

Management of the Company evaluated subsequent events from November 30, 2010 through the filing date of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 28, 2010 among MSCI Inc., RiskMetrics Group, Inc. and Crossway Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33812), filed with the SEC on March 1, 2010 and incorporate by reference herein)

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

3.2	Amended and Restated By-laws (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007(File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

4.1	Form of Senior Debt Indenture (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-159311), filed with the SEC on May 18, 2009 and incorporated by reference herein)

4.2	Form of Subordinated Debt Indenture (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-159311) filed with the SEC on May 18, 2009 and incorporated by reference herein)

10.1#†	Index License Agreement for Funds, dated as of March 18, 2000, between Morgan Stanley Capital International and Barclays Global Investors, N.A. (Replaces exhibit filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007)

10.2#†	Amendment to Index License Agreement for Funds between Morgan Stanley Capital International and Barclays Global Investors, N.A. (Replaces exhibit filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007)

10.3#†	Letter Agreement to Amend MSCI-BGI Fund Index License Agreement, dated as of June 21, 2001, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (Replaces exhibit filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007)

10.4†	Addendum to the Index License Agreement for Funds, dated as of September 18, 2002, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.5†	Amendment to the Index License Agreement for Funds, dated as of December 3, 2004 between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on October 26, 2007 and incorporated by reference herein)

10.6†	Amendment to the Index License Agreement for Funds, dated as of May 1, 2005 between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.7†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2006, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), with the SEC on October 26, 2007 and incorporated by reference herein)

Exhibit Number	Description

10.8#†	Amendment to Index License Agreement for Funds, dated as of June 5, 2007, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (Replaces exhibit filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007)

10.9†	Amendment to Index License Agreement for Funds, dated as of November 7, 2008, between MSCI Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No.001-33812), filed with the SEC on January 29, 2009 and incorporated by reference herein)

10.10†	Amendment to Index License Agreement for Funds, dated as of December 9, 2008, between MSCI Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 001-33812), filed with the SEC on January 29, 2010) This exhibit has been replaced by Exhibit 10.2 to the Company’ s Quarterly Report on Form 10-Q for the period ended May 31, 2010 (File No. 001-33812), filed with the SEC on July 2, 2010 and incorporated by reference herein)

10.11	Amendment to Index License Agreement for Funds, dated as of April 1, 2009, between MSCI Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 001-33812), filed with the SEC on January 29, 2010 and incorporated by reference herein)

10.12†	Amendment to Index License Agreement for Funds, dated as of May 21, 2009, between MSCI Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 001-33812), filed with the SEC on January 29, 2010) This exhibit has been replaced by Exhibit 10.3 to the Company’ s Quarterly Report on Form 10-Q for the period ended May 31, 2010 (File No. 001-33812), filed with the SEC on July 2, 2010 and incorporated by reference herein)

10.13	Amendment to Index License Agreement for Funds, dated as of September 30, 2009, between MSCI Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 001-33812), filed with the SEC on January 29, 2010) Due to a change in the confidential treatment of certain information contained in this filing, it has been superceded by Exhibit 10.4 to the Company’ s Quarterly Report on Form 10-Q for the period ended May 31, 2010 (File No. 001-33812), filed with the SEC on July 2, 2010 and incorporated by reference herein)

10.14	Amendment to Index License Agreement for Funds, dated as of October 6, 2009, between MSCI Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 001-33812), filed with the SEC on January 29, 2010 and incorporated by reference herein)

10.15#†	Amendment to Index License Agreement for Funds, dated as of October 27, 2009, between MSCI Inc. and Barclays Global Investors, N.A. (Replaces exhibit filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 001-33812), filed with the SEC on January 29, 2010, as updated by Exhibit 10.5 to the Company’ s Quarterly Report on Form 10-Q for the period ended May 31, 2010 (File No. 001-33812), filed with the SEC on July 2, 2010)

10.16	Trademark License Agreement, dated as of March 18, 2002, between Morgan Stanley Dean Witter & Co. and Morgan Stanley Capital International Inc. (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

Exhibit Number	Description

10.17	Amendment No. 1 to Trademark License Agreement, dated July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.18	Intellectual Property Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.19	Amendment No. 1 to Intellectual Property Agreement, dated as of July 21, 2008 between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.20	Services Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.11 to the company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.21	Amendment No. 1 to Services Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.22	Letter Agreement to Services Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 22, 2009 and incorporated by reference herein)

10.23	Tax Sharing Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.24	Shareholder Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.25	Amended and Restated Shareholder Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.26

Credit Agreement, dated as of November 20, 2007, among MSCI Inc., Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and the other lenders party thereto (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No.

001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein) repaid, retired and replaced by the Credit Agreement, dated as of June 1, 2010 among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley & Co. Incorporated, as Collateral Agent, Morgan Stanley Senior Funding, Inc., as Swing Line Lender and L/C Issuer and the other lenders party thereto (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-33812), filed with the SEC on June 7, 2010 and incorporated by reference herein)

Exhibit Number	Description

10.27	Asset Purchase Agreement, dated July 22, 2008, between MSCI Inc. and Morgan Stanley (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.28	Separation Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 22, 2009 and incorporated by reference herein)

10.29	Employee Matters Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 22, 2009 and incorporated by reference herein)

10.30*

MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (filed as Annex B to the Company’s Definitive Proxy Statement filed with the SEC on February 28, 2008 (File No.

001-33812) and incorporated by reference herein)

10.31*	MSCI Independent Directors’ Equity Compensation Plan (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein) as amended and restated by Exhibit 10.39 filed herewith

10.32*	MSCI Inc. Performance Formula and Incentive Plan (filed as Annex C to the Company’s Definitive Proxy Statement filed with the SEC on February 28, 2008 (File No. 001-33812) and incorporated by reference herein)

10.33*	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificates for Stock Units (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.34*

MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificates for Stock Units for Named Executive Officers (filed as Exhibit 10.18 to the Company’s Annual Report on

Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 208 and incorporated by reference herein)

10.35*	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.36*	MSCI Independent Directors’ Equity Incentive Compensation Plan 2007 Award Certificate for Stock Units (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.37*	Summary of Relocation and Expatriate Benefits for C.D. Baer Pettit (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on November 6, 2007 and incorporated by reference herein)

10.38*	MSCI Equity Incentive Compensation Plan Form of Award Certificate for Stock Units for Executive Officers and the General Counsel (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 001-33812), filed with the SEC on January 29, 2009 and incorporated by reference herein.

10.39#*	MSCI Independent Directors’ Equity Compensation Plan as amended and restated on January 12, 2011

Exhibit Number	Description

10.40*	RiskMetrics Group, Inc. 2000 Stock Option Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-165888), filed with the SEC on June 3, 2010 and incorporated by reference herein)

10.41*	RiskMetrics Group, Inc. 2004 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-165888), filed with the SEC on June 3, 2010 and incorporated by reference herein)

10.42*	Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan (filed as Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-165888), filed with the SEC on June 3, 2010 and incorporated by reference herein)

10.43*	RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (filed as Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-165888), filed with the SEC on June 3, 2010 and incorporated by reference herein)

10.44#*	Form of Performance Award for Restricted Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan

10.45#	Form of Performance Award for Restricted Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan

10.46#	Form of Award Agreement for Restricted Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan

10.47#*	Form of Award Agreement for Restricted Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan

10.48#	Form of Award Agreement for Restricted Stock Units for Employees under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan

10.49#*	Form of Award Agreement for Restricted Stock Units for Named Executive Officers under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan

10.50#	Form of Performance Award Agreement for Performance Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan

10.51#*	Form of Performance Award Agreement for Performance Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan

10.52#	Form of Performance Award Agreement for Performance Stock Units for Employees under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan

10.53#*	Form of Performance Award Agreement for Performance Stock Units for Named Executive Officers under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan

10.54#*	Form of Award Agreement for 2010 Price Vested Stock Option Award for the Chief Executive Officer under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan

10.55	Datafeed License Agreement, dated October 27, 2003, between ISS and ADP Investor Communications Services, Inc. (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2010 (File No. 001-33812), filed with the SEC on July 2, 2010 and incorporated by reference herein)

10.56	First Amendment to Datafeed License Agreement, dated as of January 3, 2005, between ISS and ADP Investor Communications Services, Inc. (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2010 (File No. 001-33812) filed with the SEC on July 2, 2010 and incorporated by reference herein.

10.57#††	Amendment to Index License Agreement for Funds, dated as of December 15, 2009, between MSCI Inc. and Blackrock Institutional Trust Company, N.A.

Exhibit Number	Description

10.58#††	Amendment to Index License Agreement for Funds, dated as of May 24, 2010, between MSCI Inc. and BlackRock Institutional Trust Company, N.A.

10.59#	Amendment to Index License Agreement for Funds, dated as of May 20, 2010

10.60#††	Schedule No. 11043 to the Master Index License Agreement for Index Based Funds between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.), dated as of March 18, 2000

10.61#††	Amendment to Index License Agreement for Funds, dated as of November 19, 2010 between MSCI Inc. and Barclays Global Investors, N.A.

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Deloitte & Touche LLP

24.1#	Powers of Attorney

31.1**	Rule 13a-14(a) Certification of Chief Executive Officer

31.2**	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

#	Filed herewith.

*	Indicates a management compensation plan, contract or arrangement.

**	Furnished herewith.

***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

†	Confidential treatment has been granted for a portion of this exhibit.

††	Confidential treatment requested.