Form 10-Q
period 2011-03-31
MSCI Inc.
filed 2011-05-06
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 2, 2011, there were 120,137,956 shares of the Registrant’s class A common stock, $0.01 par value, outstanding and no shares of Registrant’s class B common stock, $0.01 par value, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

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

MSCI Inc.’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer and its Chief Financial Officer. MSCI Inc. will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”) on its internet site. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, One Chase Manhattan Plaza, 44th Floor, New York, NY 10005; 1-866-447-7874. The information on MSCI Inc.’s internet site is not incorporated by reference into this report.

PART I

Item 1.	Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	As of
	March 31, 2011	November 30, 2010	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,640	$226,575	$269,423
Short-term investments	50,161	73,891	72,817
Trade receivables (net of allowances of $975, $1,013 and $877 as of March 31, 2011, November 30, 2010 and December 31, 2010, respectively)	185,714	147,662	137,988
Deferred taxes	37,509	47,811	57,525
Prepaid taxes	28,951	21,010	18,894
Prepaid and other assets	18,991	19,334	18,315

Total current assets	448,966	536,283	574,962
Property, equipment and leasehold improvements (net of accumulated depreciation of $48,125, $41,573 and $44,908 at March 31, 2011, November 30, 2010 and December 31, 2010, respectively)	33,065	34,368	35,723
Goodwill	1,706,671	1,706,671	1,706,671
Intangible assets (net of accumulated amortization of $212,712, $190,311 and $196,061 at March 31, 2011, November 30, 2010, 2010 and December 31, 2010, respectively)	693,994	716,250	710,686
Other non-current assets	27,788	29,594	29,439

Total assets	$2,910,484	$3,023,166	$3,057,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$471	$2,162	$213
Accrued compensation and related benefits	36,585	99,046	95,992
Other accrued liabilities	46,513	39,500	46,140
Current maturities of long term debt	10,329	54,916	54,932
Deferred revenue	284,119	271,300	268,807

Total current liabilities	378,017	466,924	466,084
Long term debt, net of current maturities	1,109,284	1,207,881	1,207,966
Deferred taxes	246,897	240,944	254,147
Other non-current liabilities	26,263	27,300	27,114

Total liabilities	1,760,461	1,943,049	1,955,311

Commitments and Contingencies (see Note 10)

Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—	—
Common stock (par value $0.01; 500,000,000 class A shares and 250,000,000 class B shares authorized; 121,247,112, 120,544,551 and 120,667,613 class A shares issued and 120,099,189, 119,522,043 and 119,594,811 class A shares outstanding at March 31, 2011, November 30, 2010, 2010 and December 31, 2010, respectively; no class B shares issued and outstanding at March 31, 2011, November 30, 2010 and December 31, 2010, respectively)	1,212	1,205	1,207
Treasury shares, at cost (1,147,923, 1,022,508 and 1,072,802 shares at March 31, 2011, November 30, 2010 and December 31, 2010, respectively)	(38,097)	(33,319)	(35,201)
Additional paid in capital	963,091	938,014	947,000
Retained earnings	223,528	176,183	190,007
Accumulated other comprehensive income (loss)	289	(1,966)	(843)

Total shareholders’ equity	1,150,023	1,080,117	1,102,170

Total liabilities and shareholders’ equity	$2,910,484	$3,023,166	$3,057,481

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended March 31, 2011	Three Months Ended February 28, 2010	One Month Ended December 31, 2010
	(unaudited)
Operating revenues	$223,298	$121,680	$72,524

Cost of services	70,218	29,291	20,986
Selling, general and administrative	51,418	37,461	17,481
Restructuring	4,431	—	26
Amortization of intangible assets	16,692	4,278	5,564
Depreciation and amortization of property, equipment and leasehold improvements	5,110	3,393	1,798

Total operating expenses	147,869	74,423	45,855

Operating income	75,429	47,257	26,669

Interest income	(143)	(408)	(68)
Interest expense	16,587	4,436	6,054
Other expense (income)	5,641	(608)	127

Other expense (income), net	22,085	3,420	6,113

Income before provision for income taxes	53,344	43,837	20,556
Provision for income taxes	19,823	16,319	6,732

Net income	$33,521	$27,518	$13,824

Earnings per basic common share	$0.28	$0.26	$0.11

Earnings per diluted common share	$0.27	$0.26	$0.11

Weighted average shares outstanding used in computing earnings per share
Basic	120,282	105,235	119,943

Diluted	122,013	105,844	121,803

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31, 2011	Three Months Ended February 28, 2010	One Month Ended December 31, 2010
	(unaudited)
Cash flows from operating activities
Net income	$33,521	$27,518	$13,824
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	16,692	4,278	5,564
Share-based compensation	8,454	5,120	2,843
Depreciation of property, equipment and leasehold improvements	5,110	3,393	1,798
Amortization of debt origination fees	1,847	358	548
Deferred taxes	12,063	(1,918)	2,852
Amortization of discount on long-term debt	340	40	101
Excess tax benefits from share-based compensation	(2,577)	(1,392)	(297)
Other non-cash adjustments	1,131	(298)	(5)
Changes in assets and liabilities, net of assets and liabilities acquired:
Trade receivables	(46,949)	(37,680)	10,026
Prepaid income taxes	(6,857)	8,243	2,263
Prepaid and other assets	(1,475)	762	1,015
Accounts payable	271	(1,466)	(1,950)
Deferred revenue	14,344	18,008	(3,321)
Accrued compensation and related benefits	(61,747)	(39,374)	2,103
Other accrued liabilities	1,035	2,140	6,897
Other	(1,081)	(2,493)	(1,032)

Net cash (used in) provided by operating activities	(25,878)	(14,761)	43,229

Cash flows from investing activities
Proceeds from redemption of short-term investments	49,908	50,300	1,100
Purchase of investments	(27,198)	(112,556)	—
Capital expenditures	(3,835)	(3,285)	(1,811)

Net cash provided by (used in) investing activities	18,875	(65,541)	(711)

Cash flows from financing activities
Proceeds from borrowing	1,125,000	—	—
Repayment of long-term debt	(1,268,625)	(10,563)	—
Repurchase of treasury shares	(2,896)	(2,446)	(1,882)
Proceeds from exercise of stock options	6,810	2,117	186
Excess tax benefits from share-based compensation	2,577	1,392	297

Net cash used in financing activities	(137,134)	(9,500)	(1,399)

Effect of exchange rate changes	2,354	(1,873)	1,729

Net increase (decrease) in cash	(141,783)	(91,675)	42,848
Cash and cash equivalents, beginning of period	269,423	176,024	226,575

Cash and cash equivalents, end of period	$127,640	$84,349	$269,423

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,581	$3,952	$7

Cash paid for income taxes	$14,581	$7,288	$941

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$721	$2,255	$1,577

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

MSCI Inc. together with its wholly-owned subsidiaries (the “Company” or “MSCI”) is a global provider of investment decision support tools worldwide, including indices, portfolio risk and performance analytics and corporate governance products and services. The Company’s flagship products are its global equity indices and environmental, social and governance (“ESG”) products marketed under the MSCI brand, its portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand, its market and credit risk analytics marketed under the RiskMetrics and Barra brands, its governance research and outsourced proxy voting and reporting services marketed under the ISS brand, its valuation models and risk management software for the energy and commodities markets marketed under the FEA brand and its forensic accounting risk research, legal and regulatory risk assessment and due diligence products marketed under the CFRA brand.

MSCI operates as two segments, the Performance and Risk business and the Governance business. The Performance and Risk business is a global provider of investment decision support tools, including indices, portfolio risk and performance analytics, credit analytics and ESG products. The Governance business, which was included in MSCI’s operations following MSCI’s acquisition of RiskMetrics Group, Inc. (“RiskMetrics”), is a provider of corporate governance and specialized financial research and analysis services to institutional shareholders and corporations around the world. (See Note 3, “Acquisitions,” and Note 14, “Segment Information,” for further information about MSCI’s acquisitions and operating segments.)

Change in Fiscal Year End

On December 8, 2010, the Board of Directors of the Company approved a change in the Company’s fiscal year end from November 30 to December 31 of each year. This change to the calendar year reporting cycle began January 1, 2011. As a result of the change, the Company is reporting a December 2010 fiscal month transition period, which is separately reported in this Quarterly Report on Form 10-Q for the calendar quarter ending March 31, 2011.

Financial information for the three months ended March 31, 2010 has not been included in this Form 10-Q for the following reasons: (i) the three months ended February 28, 2010 provide a meaningful comparison for the three months ended March 31, 2011; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three months ended March 31, 2010 were presented in lieu of results for the three months ended February 28, 2010; and (iii) it was not practicable or cost justified to prepare this information.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of March 31, 2011, November 30, 2010 and December 31, 2010, the results of operations for the three months ended March 31, 2011 and February 28, 2010 and for the one month ended December 31, 2010 and cash flows for the three months ended March 31, 2011 and February 28, 2010 and for the one month ended December 31, 2010. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010. The condensed consolidated financial statement information as of November 30, 2010 has been derived from the 2010 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Inter-company balances and transactions are eliminated in consolidation.

Concentration of Credit Risk

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company licenses its products and services primarily to investment managers principally in the United States, Europe and Asia. The Company evaluates the credit of its customers and does not require collateral. The Company maintains reserves on customer accounts where estimated losses may result from the inability of its customers to make required payments.

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash deposits and short-term investments. At March 31, 2011, November 30, 2010 and December 31, 2010, cash and cash equivalents held primarily on deposit were $127.6 million, $226.6 million and $269.4 million, respectively. At March 31, 2011, November 30, 2010 and December 31, 2010, the Company had invested $50.2 million, $73.9 million and $72.8 million, respectively, in debt securities with maturity dates ranging from 91 to 365 days from the date of purchase.

For the three months ended March 31, 2011, no single customer accounted for 10.0% or more of the Company’s operating revenues. For the three months ended February 28, 2010, BlackRock Inc. accounted for 12.7% of the Company’s operating revenues.

2. RECENT ACCOUNTING STANDARDS UPDATES

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” or ASU No. 2009-13. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The adoption of ASU 2009-13 did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements,” or ASU No. 2009-14. ASU No. 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The adoption of ASU 2009-14 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350),” or ASU 2010-28. This ASU amends ASC Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of ASU 2010-28 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations,” or ASU 2010-29. This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s condensed consolidated financial statements.

3. ACQUISITIONS

Acquisition of RiskMetrics

On June 1, 2010, MSCI acquired RiskMetrics. Under the terms of the Agreement and Plan of Merger dated as of February 28, 2010 by and among MSCI, Crossway Inc. (“Merger Sub”), a wholly owned subsidiary of MSCI, and RiskMetrics, Merger Sub merged with and into RiskMetrics, with RiskMetrics continuing as the surviving corporation and a

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

wholly owned subsidiary of MSCI. MSCI and RiskMetrics began joint operations immediately after the merger became effective. MSCI acquired RiskMetrics to, among other things, offer clients a more expansive portfolio of investment decision support tools that will enable clients to understand risk across their entire investment processes as well as reduce the concentration of the Company’s client base in asset owners, asset managers and broker dealers by including a greater number of hedge fund, mutual fund and bank clients.

The total purchase price for RiskMetrics was approximately $1,572.4 million and was comprised of:

(in thousands)
Cash	$1,146,702
MSCI class A common stock valued using the New York Stock Exchange closing price on June 1, 2010	371,815
Fair value of outstanding vested and unvested stock options and unvested restricted stock awards assumed	53,879

Total purchase price	$1,572,396

MSCI issued approximately 12.6 million shares of class A common stock (“Common Stock”) and reserved approximately 4.3 million shares of Common Stock for outstanding vested and unvested stock options and unvested restricted stock awards assumed as part of the acquisition of RiskMetrics.

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

During the three months ended February 28, 2010, MSCI incurred approximately $2.2 million in transaction related costs in connection with the acquisition of RiskMetrics. These costs are reflected in “selling, general and administrative” on the Condensed Consolidated Statements of Income.

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

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Deferred tax liabilities, net	(173,319)

Total purchase price	$1,572,396

MSCI generally does not expect the goodwill recognized to be deductible for income tax purposes. Approximately $1,014.5 million and $229.4 million of the preliminary goodwill was allocated to the Performance and Risk and the Governance segments, respectively.

Valuations of Intangible Assets Acquired

The following table sets forth the components of intangible assets acquired in connection with the RiskMetrics acquisition:

	Estimated Fair Value	Estimated Useful Life
	(in thousands)
Customer relationships	$428,600	14 to 15 years
Technology/software	52,640	3 to 7 years
Proprietary processes	3,800	6 years
Trademarks/trade names	140,300	10 to 20 years
Non-compete agreements	2,780	1.5 years

Total	$628,120

Pre-Acquisition Contingencies Assumed

MSCI has evaluated and continues to evaluate pre-acquisition contingencies relating to RiskMetrics that existed as of the acquisition date. MSCI determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, has recorded the best estimates for these contingencies as a part of the purchase price allocation for RiskMetrics. MSCI continues to gather information for, and evaluate substantially all, pre-acquisition contingencies that have been assumed from RiskMetrics. If MSCI makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation during the measurement period and, subsequently, in MSCI’s results of operations.

Actual Impact of RiskMetrics Acquisition

The following table presents the Company’s estimates for information for RiskMetrics from the June 1, 2010 acquisition date that is included in MSCI’s Condensed Consolidated Statements of Income:

RiskMetrics’ Operations Included in MSCI’s Results
(in thousands)	Three Months Ended March 31, 2011	Three Months Ended February 28, 2010	One Month Ended December 31, 2010
Total revenues	$78,020	$—	$27,032
Net income	$8,308	$—	$4,280

Other Fiscal 2010 Acquisition

On July 30, 2010, MSCI acquired Measurisk, LLC (“Measurisk”) to expand its product offerings to hedge fund investors. This was not deemed to be an individually significant acquisition. MSCI has accounted for this acquisition in accordance with the ASC Subtopic 805-10 and has included the financial results of Measurisk in its consolidated results from

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the July 30, 2010 acquisition date. For the three months ended March 31, 2011 and the one month ended December 31, 2010, Measurisk contributed approximately $3.1 million and $1.1 million to MSCI’s revenue, respectively. Other earnings contributions from Measurisk were not separately identifiable due to the Company’s integration activities. For the three months ended February 28, 2010, Measurisk results were not included in any of MSCI’s revenue or earnings. The purchase price allocations for this acquisition were $2.3 million for other assets, $9.5 million for identifiable intangible assets, $1.9 million for other liabilities and $21.1 million for goodwill based upon a valuation and those estimates and assumptions are subject to change as MSCI obtains additional information during the applicable measurement period.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for MSCI and RiskMetrics as though the companies were combined as of December 1, 2009. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the acquisition including the amortization charges from acquired intangible assets (certain of which are preliminary), adjustments to interest income for lower average cash balances, interest expense for borrowings and the amortization of deferred financing fees, debt discounts and prepaid agency fees and the related tax effects as though the aforementioned companies were combined as of December 1, 2009. No adjustments have been made for the Measurisk acquisition because it was not deemed to be an individually significant acquisition. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the RiskMetrics acquisition had taken place at December 1, 2009.

The unaudited pro forma financial information for the three months ended February 28, 2010 combined the historical results of MSCI for the three months ended February 28, 2010 and the historical results of RiskMetrics for the three month-period ended December 31, 2009 (due to differences in reporting periods), adjusted to reflect the accounting effects described above.

The unaudited pro forma financial information and the effects of the pro forma adjustments listed above were as follows:

Three Months Ended February 28, 2010
(unaudited)
(in thousands, except per share amounts)
Operating revenues	$198,152

Cost of services	65,638
Selling, general and administrative	50,085
Restructuring	—
Amortization of intangible assets	16,180
Depreciation and amortization of property, equipment and leasehold improvements	5,489

Total operating expenses	137,392

Operating income	60,760

Other expense (income), net	17,045

Income before provision for income taxes	43,715
Provision for income taxes	15,181

Net income	$28,534

Earnings per diluted common share	$0.23

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The unaudited pro forma financial information by MSCI’s operating segments and the effects of the pro forma adjustments listed above are presented in the table below (See Note 14, “Segment Information,” for further information about MSCI’s operating segments):

	Three Months Ended February 28, 2010
	(unaudited)
(in thousands)	Performance and Risk	Governance	Total

Operating revenues	$165,776	$32,376	$198,152

Cost of services	48,821	16,817	65,638
Selling, general and administrative	43,116	6,969	50,085
Restructuring	—	—	—
Amortization of intangible assets	12,830	3,350	16,180
Depreciation expense	4,476	1,013	5,489

Total operating expenses	109,243	28,149	137,392

Operating income	56,533	4,227	60,760

Other expense (income), net			17,045

Income before provision for income taxes			43,715
Provision for income taxes			15,181

Net income			$28,534

4. RESTRUCTURING

During the fiscal year 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics (the “Restructuring Plan”) in order to eliminate overlapping positions, eliminate duplicative occupancy costs, terminate overlapping vendor contracts and discontinue the planned integration of a product into RiskMetrics’ standard product offering suite. The Company accounts for restructuring costs in accordance with ASC Subtopic 420-10, “Exit or Disposal Cost Obligations.” The restructuring costs will be recorded to the “Restructuring expense” line item within the Company’s Condensed Consolidated Statements of Income as they are recognized. The Company currently estimates total restructuring costs associated with the exit of certain leases will range from $3 million to $5 million and anticipates that these costs will be recognized by the end of the fiscal year ended December 31, 2011. The Company is continuing to develop plans for the efficient transitions related to its restructuring activities and evaluate other options to continue the optimization of its operations. The Company expects to incur additional future restructuring costs over the course of the current fiscal year.

The Company recorded $4.4 million of restructuring expenses in connection with the Restructuring Plan during the three months ended March 31, 2011. Of this amount, less than $0.1 million was related to the accelerated vesting of share-based compensation awards triggered by the elimination of overlapping positions and $0.7 million was related to the write-off of assets associated with the exit of certain leases. The accelerated vesting of share-based compensation awards is not accounted for as a restructuring liability under the line item “Other Current Liabilities” but is instead recorded under the line item “Additional paid in capital” in the Company’s Condensed Consolidated Statement of Financial Condition. The Company recorded less than $0.1 million of restructuring expenses in connection with the Restructuring Plan during the one month ended December 31, 2010. The Company did not record any restructuring expenses in connection with the Restructuring Plan during the three months ended February 28, 2010 as the plan had not yet been initiated.

Approximately $2.3 million of the restructuring expenses were recorded under the Company’s Performance and Risk operating segment and $2.1 million were recorded under the Company’s Governance operating segment for the three months ended March 31, 2011. Any changes to the estimates in connection with executing the Restructuring Plan will be reflected in the Company’s future results of operations.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below summarizes the accrual and charges incurred with respect to the Company’s Restructuring Plan that are included in the line items “Other Current Liabilities” in the Company’s Condensed Consolidated Statement of Financial Condition as of November 30, 2010, December 31, 2010 and March 31, 2011:

MSCI Restructuring Plan
(in thousands)	Severance	Lease termination	Other	Total

Accrued Balance, November 30, 2010	$1,087	$1,297	$—	$2,384

Initial costs	32	(6)	—	26

Cash payments	(188)	—	—	(188)

Other	—	—	—	—

Accrued Balance, December 31, 2010	$931	$1,291	$—	$2,222

Initial costs	541	3,151	—	3,692

Cash payments	(884)	(565)	—	(1,449)

Other	—	—	—	—

Accrued Balance, March 31, 2011	$588	$3,877	$—	$4,465

5. EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted earnings per common share reflects the assumed conversion of all dilutive securities. There were no stock options excluded from the computation of diluted EPS for the three months ended March 31, 2011 or February 28, 2010 because of their anti-dilutive effect. There were 6,534 stock options excluded from the computation of diluted EPS for the one month ended December 31, 2010 because of their anti-dilutive effect.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Three Months Ended March 31,	Three Months Ended February 28,	One Month Ended December 31,
	2011	2010	2010
	(in thousands, except per share amounts)
Net income	$33,521	$27,518	$13,824
Less: Allocations of earnings to unvested restricted stock units (1)	(319)	(453)	(145)

Earnings available to MSCI common shareholders	$33,202	$27,065	$13,679

Basic weighted average common shares outstanding	120,282	105,235	119,943

Basic weighted average common shares outstanding	120,282	105,235	119,943
Effect of dilutive securities:
Stock options	1,731	609	1,860

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Diluted weighted average common shares outstanding	122,013	105,844	121,803

Earnings per basic common share	$0.28	$0.26	$0.11

Earnings per diluted common share	$0.27	$0.26	$0.11

(1)	The restricted stock units participate in all of the earnings of the Company in the computation of basic EPS and, therefore, the restricted stock units are not included as incremental shares in the diluted EPS computation.

6. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended March 31,	Three Months Ended February 28,	One Month Ended December 31,
	2011	2010	2010
	(in thousands)
Net income	$33,521	$27,518	$13,824
Other comprehensive income (loss):
Foreign currency translation adjustments	1,873	474	855
Income tax effect	(732)	(164)	(334)

	1,141	310	521

Unrealized gains (losses) on cash flow hedges	(8)	1,188	1,111
Income tax effect	3	(462)	(433)

	(5)	726	678

Unrealized gains on available-for-sale securities	—	213	11
Income tax effect	—	(83)	(5)

	—	130	6

Pension and other post-retirement adjustments	(4)	102	(88)
Income tax effect	—	(26)	6

	(4)	76	(82)

Other comprehensive income, net of tax	1,132	1,242	1,123

Comprehensive income	$34,653	$28,760	$14,947

7. SHORT-TERM INVESTMENTS

Short-term investments include U.S. Treasury securities and commercial paper with maturity dates ranging from 91 to 365 days from the date of purchase.

The Company classifies its short-term investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Fair value is determined based on observable quoted prices in active markets for identical assets. The cost of securities sold is based on the specific-identification method. Realized gains and losses and declines in value judged to be other-than-temporary on

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

available-for-sale securities are included as a component of interest income. Interest on securities classified as available-for-sale is included as a component of interest income.

The fair value and gross unrealized gains and losses of securities available-for-sale as of the dates indicated were as follows:

(in thousands)	Amortized Cost plus Accrued Interest	Gross unrealized gains	Gross unrealized losses	Estimated Fair value
March 31, 2011
Debt securities available-for-sale

U.S. Treasury securities	$47,084	$11	$—	$47,095
Commercial paper	1,439	1	—	1,440
State and municipal securities	1,622	4	—	1,626

Total	$50,145	$16	$—	$50,161

November 30, 2010
Debt securities available-for-sale

U.S. Treasury securities	$66,924	$3	$—	$66,927
Commercial paper	5,350	1	—	5,351
State and municipal securities	1,612	1	—	1,613

Total	$73,886	$5	$—	$73,891

December 31, 2010
Debt securities available-for-sale

U.S. Treasury securities	$66,936	$12	$—	$66,948
Commercial paper	4,251	1	—	4,252
State and municipal securities	1,615	2	—	1,617

Total	$72,802	$15	$—	$72,817

Unrealized Losses on Investments

The Company had no investments with continuous unrealized losses for less than 12 months and for 12 months or greater at March 31, 2011, November 30, 2010 or December 31, 2010.

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

As of March 31, 2011, November 30, 2010 and December 31, 2010, no other-than-temporary impairment had been recorded on any of the Company’s investments.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at March 31, 2011, November 30, 2010 and December 31, 2010 consisted of the following:

	As of
	March 31, 2011	November 30, 2010	December 31, 2010
	(in thousands)
Computer & related equipment	$54,957	$50,557	$53,240
Furniture & fixtures	4,809	4,571	4,689
Leasehold improvements	19,694	19,912	20,400
Work-in-process	1,730	901	2,302

Subtotal	81,190	75,941	80,631
Accumulated depreciation and amortization	(48,125)	(41,573)	(44,908)

Property, equipment and leasehold improvements, net	$33,065	$34,368	$35,723

Depreciation and amortization expense of property, equipment and leasehold improvements was $5.1 million and $3.4 million for the three months ended March 31, 2011 and February 28, 2010, respectively, and $1.8 million for the one month ended December 31, 2010.

9. INTANGIBLE ASSETS

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

Amortization expense related to intangible assets was $16.7 million and $4.3 million for the three months ended March 31, 2011 and February 28, 2010, respectively, and $5.6 million for the month ended December 31, 2010.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of March 31, 2011
Customer relationships	$461,690	$(40,018)	$421,672
Trademarks/trade names	243,440	(39,675)	203,765
Technology/software	194,276	(130,227)	64,049
Proprietary process	3,800	(528)	3,272
Non-compete agreements	2,780	(1,544)	1,236
Transition agreements	720	(720)	—

Total intangible assets	$906,706	$(212,712)	$693,994

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of November 30, 2010
Customer relationships	$461,690	$(29,500)	$432,190
Trademarks/trade names	243,440	(35,381)	208,059
Technology/software	194,131	(123,824)	70,307
Proprietary process	3,800	(317)	3,483
Non-compete agreements	2,780	(929)	1,851
Transition agreements	720	(360)	360

Total intangible assets	$906,561	$(190,311)	$716,250

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of December 31, 2010
Customer relationships	$461,690	$(32,130)	$429,560
Trademarks/trade names	243,440	(36,456)	206,984
Technology/software	194,317	(125,575)	68,742
Proprietary process	3,800	(369)	3,431
Non-compete agreements	2,780	(1,081)	1,699
Transition agreements	720	(450)	270

Total intangible assets	$906,747	$(196,061)	$710,686

The estimated amortization expense for succeeding years is presented below:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2011	$47,686
2012	63,835
2013	53,087
2014	52,864
2015	52,787
2016	50,804
Thereafter	372,931

Total	$693,994

10. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material impact on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended March 31, 2011 and February 28, 2010 was $4.2 million and $2.7 million, respectively, and $1.7 million for the one month ending December 31, 2010.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On June 1, 2010, the Company entered into a senior secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. Incorporated, as collateral agent, and the other lenders party thereto, which was comprised of (i) a $1,275.0 million six-year term loan facility (the “2010 Term Loan”) and (ii) a $100.0 million five-year revolving credit facility, which included a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility (the “Revolving Credit Facility” and together with the 2010 Term Loan, the “New Credit Facility”). The Company was required to repay 1.00% of the principal of the 2010 Term Loan per year in quarterly installments. The New Credit Facility also contained a number of mandatory prepayment requirements, including a requirement to repay a specified amount of the 2010 Term Loan annually from a portion of the Company’s excess cash flows (as defined in the New Credit Facility, which varied based on the Company’s leverage ratio). Any remaining principal of the 2010 Term Loan was to be payable on the final maturity date of the facility. In February 2011, the Company made a prepayment of $56.0 million on the 2010 Term Loan from its excess cash flows.

On March 14, 2011, MSCI completed the repricing of the New Credit Facility pursuant to Amendment No. 2 to the New Credit Facility (“Amendment No. 2”). Amendment No. 2 provided for the incurrence of a new senior secured loan (the “2011 Term Loan”) in an aggregate principal amount of $1,125.0 million. The proceeds of the 2011 Term Loan, together with $87.6 million of cash on hand, were used to repay the remaining $1,212.6 million outstanding balance of the 2010 Term Loan in full. The 2011 Term Loan matures in March 2017. Amendment No. 2 decreased the interest rate applicable to the 2011 Term Loan from the London Interbank Offered Rate (“LIBOR”) plus 3.25% (with a leverage-based stepdown) to LIBOR plus 2.75% (with a leverage-based stepdown) and reduced the LIBOR floor applicable to the 2011 Term Loan from 1.50% to 1.00%. Prepayments or amendments of the 2011 Term Loan that constitute a “repricing transaction” (as defined in Amendment No. 2) will be subject to a premium of 1.00% of the 2011 Term Loan if prepaid or amended on or prior to March 14, 2012. Prepayments and repricings made after March 14, 2012 will not be subject to premium or penalty. For unused credit under the revolving credit facility, the Company pays an annual 0.75% non-usage fee. The Company incurred $6.1 million in fees associated with the repricing which are reflected in “other expense (income)” on the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2011.

The obligations under the New Credit Facility, as amended, are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries, subject to limited exceptions. The obligations under the New Credit Facility, as amended, are secured by a lien on substantially all of the equity interests of MSCI’s present and future domestic subsidiaries, up to 65% of the equity interests of MSCI’s first-tier foreign subsidiaries, and substantially all of MSCI’s and MSCI’s domestic subsidiaries’ present and future property and assets, subject to certain exceptions.

In connection with entering into the New Credit Facility, the Company recorded deferred financing fees which are being amortized over four to seven years. The Company amortized $1.8 million and $0.5 million of deferred financing fees associated with the New Credit Facility in interest expense during the three months ended March 31, 2011and one month ended December 31, 2010, respectively. The Company amortized $0.4 million of deferred financing fees associated with the 2007 Credit Facility in interest expense during the three months ended February 28, 2010. At March 31, 2011, $28.7 million of the deferred financing fees remain unamortized, $5.1 million of which is included in “prepaid and other assets” and $23.6 million of which is included in “other non-current asset” on the Company’s Condensed Consolidated Statement of Financial Condition.

Current maturities of long term debt at March 31, 2011 was $10.3 million, net of a $0.9 million discount. Long term debt, net of current maturities at March 31, 2011 was $1,109.3 million, net of a $4.5 million discount. Approximately $0.3 million and $0.1 million of the debt discount associated with the New Credit Facility was amortized in interest expense during the three months ended March 31, 2011and one month ended December 31, 2010, respectively. For the three months ended February 28, 2010, less than $0.1 million of the debt discount associated with the 2007 Credit Facility was amortized.

At March 31, 2011, November 30, 2010 and December 31, 2010, the fair market value of the Company’s debt obligations were $1,136.3 million, $1,275.0 million and $1,281.3 million, respectively. The fair market value was estimated based on market bid quotes.

Interest Rate Swaps and Derivative Instruments. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three months ending March 31, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As a result of the repayment of the 2010 Term Loan on March 14, 2011, the Company discontinued prospective hedge accounting on its then-existing interest rate swaps as they no longer met hedge accounting requirements. The Company will continue to report the net loss related to the discontinued cash flow hedges in Other Comprehensive Income and is expected to reclassify this amount into earnings during the contractual term of the swap agreements. On March 22, 2011, the Company terminated its then-existing interest rate swaps and simultaneously entered into new interest rate swaps to hedge its newly issued variable-rate debt. As of March 31, 2011, the Company had two outstanding interest rate swaps with a combined notional principal amount of $421.9 million that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2.3 million will be reclassified as an increase to interest expense.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Condensed Consolidated Statements of Financial Condition:

(In thousands)	Condensed Consolidated Statements of Financial Condition Location	As of March 31, 2011	As of December 31, 2010	As of November 30, 2010
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid and other assets	$429	$—	$—
Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other accrued liabilities	$—	$(661)	$(1,772)

The following tables present the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative (Effective Portion) for the Three Months Ended		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for the Three Months Ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended
(In thousands)	March 31, 2011	February 28, 2010		March 31, 2011	February 28, 2010		March 31, 2011	February 28, 2010
Interest rate swaps	$(368)	$ (316)	Interest expense	$(362)	$(1,504)	Interest expense	$35	$—

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative (Effective Portion) for the One Month Ended	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for One Month Ended	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the One Month Ended
(In thousands)	December 31, 2010		December 31, 2010		December 31, 2010
Interest rate swaps	$968	Interest expense	$(143)	Interest expense	$—

Credit-risk-related contingent features. The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of March 31, 2011, the Company had no derivatives in a net liability position.

11. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. Costs relating to 401(k), pension and post-retirement benefit expenses were $5.1 million and $2.6 million for the three months ended March 31, 2011 and February 28, 2010, respectively, and $0.8 million for the one month ended December 31, 2010. Of these amounts, $3.3 million, $1.6 million and $0.5 million were recorded in cost of services for the three months ended March 31, 2011, and February 28, 2010 and for the one month ended December 31, 2010, respectively, and $1.8 million, $1.0 million and $0.3 million were recorded in selling, general and administrative for the three months ended March 31, 2011, and February 28, 2010 and for the one month ended December 31, 2010, respectively.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions and, in the case of the MSCI 401(k) plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations. Prior to January 1, 2011, legacy RiskMetrics employees participated in the legacy RiskMetrics 401(k) plan (or any other regional defined contribution plan sponsored) and received 401(k) and other defined contribution plan matching contributions. The Company’s expenses associated with the 401(k) plan and other defined contribution plans were $4.6 million, $2.1 million and $0.7 million for the three months ended March 31, 2011 and February 28, 2010 and for the one month ended December 31, 2010, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense related to defined benefit pension plans was $0.5 million and $0.5 million for the three months ended March 31, 2011 and February 28, 2010, respectively, and $0.1 million for the one month ended December 31, 2010.

12. SHARE-BASED COMPENSATION

On November 6, 2007, the Company’s Board of Directors approved the award of founders grants to its employees in the form of restricted stock units and/or options (“Founders Grant Award”). The aggregate value of the grants, which were made on November 14, 2007, was approximately $68.0 million. The restricted stock units and options vest over a four-year period, with 50% vesting on the second anniversary of the grant date and 25% vesting on each of the third and fourth anniversary of the grant date. The options have an exercise price per share of $18.00 and have a term of 10 years, subject to earlier cancellation in certain circumstances. The aggregate value of the options was calculated using the Black-Scholes

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

valuation method consistent with ASC Subtopic 718-10, “Compensation-Stock Compensation.” The final, unvested tranche of the Founders Grant Award, representing one-fourth of the total award, will vest on November 14, 2011.

On December 16, 2008, the Company, as a component of the 2008 annual bonus, awarded certain of its employees with a grant in the form of restricted stock units (“2008 Bonus Award”). The aggregate value of the grants was approximately $9.5 million of restricted stock units. The restricted stock units vest one-third per year over a three year period. Approximately $4.2 million of this grant was awarded to retirement-eligible employees under the award terms. Based on interpretive guidance related to ASC Subtopic 718-10, the Company accrues the estimated cost of these awards over the course of the fiscal year in which the award is earned. As such, the Company accrued the estimated cost of the 2008 Bonus Award related to retirement-eligible employees over the 2008 fiscal year. The final tranche of the 2008 Bonus Award will vest on January 9, 2012.

On December 16, 2009, the Company, as a component of the 2009 annual bonus, awarded certain of its employees with a grant in the form of restricted stock units (“2009 Bonus Award”). The aggregate value of the grants was approximately $13.2 million of restricted stock units. The restricted stock units vest over a three year period, with one-third vesting on December 20, 2010, December 19, 2011 and December 17, 2012, respectively. Approximately $5.1 million of this grant was awarded to retirement-eligible employees under the award terms. The Company accrued the estimated cost of the 2009 Bonus Award granted to retirement-eligible employees over the 2009 fiscal year. The first tranche of the 2009 Bonus Award vested on December 20, 2010.

On June 1, 2010, the Company reserved approximately 4.2 million shares of Common Stock for outstanding vested and unvested stock options and 0.1 million shares of Common Stock for outstanding unvested restricted stock awards assumed as part of the acquisition of RiskMetrics. Over an approximate three and a half year period from the date assumed, $16.7 million is expected to be expensed for unvested stock options and $1.3 million for unvested restricted stock awards.

On June 1, 2010, the Company awarded certain of its employees with a grant in the form of restricted stock units (“Performance Award”). The Performance Award will performance-vest based upon the Company achieving specific performance targets over a measurement period ending on December 31, 2012 and time-vest over a 31 month period, with one-half time-vesting on December 1, 2011 and December 31, 2012, respectively. The aggregate value of the grants was approximately $15.9 million.

On December 14, 2010, the Company, as a component of the 2010 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units (“2010 Bonus Award”). The aggregate value of the grants was approximately $15.2 million. Approximately $6.2 million was awarded to retirement eligible employees under the award terms, $0.5 million of which was expensed during the one month ended December 31, 2010. A portion of the 2010 Bonus Award consisted of restricted stock units vesting over a three year period, with one-third vesting on each anniversary of the grant in 2011, 2012 and 2013, respectively. A smaller portion of the 2010 Bonus Award consisted of restricted stock units subject to achieving both specific performance targets over a measurement period ending on December 31, 2012 and a time-vesting period, with one-half time vesting on December 31, 2012 and December 31, 2013, respectively.

On December 10, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of a special one-time price and time vested stock option award of 208,175 units to the Company’s Chief Executive Officer (“2010 CEO Award”). The award was valued using a Monte Carlo simulation based on the closing price of the Company’s Common Stock at the close of business on December 13, 2010.

For the Founders Grant Award, the Performance Award and the 2010 CEO Award, all or a portion of the award may be cancelled in certain limited situations, including termination for cause, if employment is terminated before the end of the relevant restriction period. For the 2008, 2009 and 2010 Bonus Awards, all or a portion of the award may be cancelled if employment is terminated for certain reasons before the end of the relevant restriction period for non-retirement-eligible employees.

Share-based compensation expense was $8.3 million for the three months ended March 31, 2011, of which $1.0 million was related to the Founders Grant Award and $1.8 million was related to the Performance Award. Share-based compensation expense was $5.1 million for the three months ended February 28, 2010, of which $2.1 million was related to the Founders Grant Award. Share-based compensation expense was $2.8 million for the one month ended December 31, 2010, of which $0.3 million was related to the Founders Grant Award and $0.7 million was related to the Performance Award.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	INCOME TAXES

The Company’s provision for income taxes was $19.8 million and $16.3 million for the three months ended March 31, 2011 and February 28, 2010, respectively, and $6.7 million for the one month ended December 31, 2010. These amounts reflect effective tax rates of 37.2% for the three months ended March 31, 2011 and February 28, 2010 and 32.7% for the one month ended December 31, 2010. The Company’s effective tax rate of 32.7% for the one month ended December 31, 2010 reflects the impact of a full year R&D credit taken in the one month ended December 31, 2010 and the aggregation of other minor discrete tax items.

The Company is under examination by the Internal Revenue Service (“the IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years currently under examination vary by jurisdiction. During 2010, the IRS concluded the field work portion of their examinations on issues covering tax years 1999 – 2005. Additionally during 2010, Morgan Stanley reached a preliminary settlement with New York State and New York City tax authorities on issues relating to years 2002-2006. The Company expects to settle by sometime in the second quarter of calendar 2011 and to indemnify Morgan Stanley for any additional assessments deemed to be due in accordance with the Tax Sharing Agreement.

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

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

Tax Jurisdiction	Open Tax Years
United States	1999-2009
California	2004-2009
New York State and City	2002-2009
Hong Kong	2003-2009
United Kingdom	2007-2009
Canada	2005-2009
Japan	2009

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

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

assessment of social responsibility, environmental stewardship and the effects of climate change on investments, investment manager selection and investment research.

The Governance business is a leading provider of corporate governance products and specialized financial research and analysis services to institutional shareholders and corporations around the world. Among other things, the Governance business facilitates the voting of proxies by institutional investors and provides in-depth research and analysis to help inform their voting decisions and identify issuer-specific risk. It offers both global security coverage and fully integrated products and services, including proxy voting, policy creation, research, vote recommendations, vote execution, post-vote disclosure and reporting and analytical tools. Within a firewall, a separate unit of the Governance business also provides products and services to corporate clients who may use those products and services to learn about and improve their governance and executive compensation practices.

The CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for MSCI as a whole.

The following table presents MSCI’s operating segments’ results for the three months ended March 31, 2011, February 28, 2010 and for the one month ended December 31, 2010:

	Three Months Ended March 31, 2011	Three Months Ended February 28, 2010	One Month Ended December 31, 2010
Operating revenues
Performance and Risk	$192,048	$121,680	$61,841
Governance	31,250	—	10,683

Consolidated	$223,298	$121,680	$72,524

Amortization of intangible assets and depreciation and amortization of property, equipment and leasehold improvements
Performance and Risk	$17,321	$7,671	$6,038
Governance	4,481	—	1,324

Consolidated	$21,802	$7,671	$7,362

Operating income
Performance and Risk	$72,646	$47,257	$24,601
Governance	2,783	—	2,068

Consolidated	$75,429	$47,257	$26,669

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area:

	Three Months Ended March 31, 2011	Three Months Ended February 28, 2010	One Month Ended December 31, 2010
	(in thousands)
Revenues
Americas:
United States	$106,715	$60,158	$37,882
Other	8,027	3,860	2,583

Total Americas	114,742	64,018	40,465

EMEA:
United Kingdom	27,051	13,981	8,950
Other	53,317	23,427	13,917

Total EMEA	80,368	37,408	22,867

Asia & Australia:
Japan	13,751	10,610	4,358
Other	14,437	9,644	4,834

Total Asia & Australia	28,188	20,254	9,192

Total	$223,298	$121,680	$72,524

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	March 31, 2011	November 30, 2010	December 31, 2010
	(in thousands)
Long-lived assets

Americas:
United States	$2,412,239	$2,435,914	$2,430,287
Other	3,821	2,424	3,229

Total Americas	2,416,060	2,438,338	2,433,516

EMEA:
United Kingdom	5,370	4,740	5,520
Other	6,407	7,826	7,756

Total EMEA	11,777	12,566	13,276

Asia & Australia:
Japan	393	452	448
Other	5,500	5,933	5,840

Total Asia & Australia	5,893	6,385	6,288

Total	$2,433,730	$2,457,289	$2,453,080

15. SUBSEQUENT EVENTS

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Management of the Company evaluated subsequent events from April 1, 2011 through the issuance date of this Form 10-Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statements of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of March 31, 2011, November 30, 2010, and December 31, 2010; the related condensed consolidated statements of income for the three-month periods ended March 31, 2011 and February 28, 2010 and the one-month period ended December 31, 2010; and the related condensed consolidated statements of cash flows for the three month periods ended March 31, 2011 and February 28, 2010 and the one-month period ended December 31, 2010. These interim financial statements are the responsibility of the management of MSCI Inc.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of MSCI Inc. and subsidiaries as of November 30, 2010 and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for the fiscal year then ended (not presented herein); and in our report dated January 31, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2010 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York

May 6, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K.

Overview

We are a leading global provider of investment decision support tools, including indices, portfolio risk and performance analytics and corporate governance products and services. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of March 31, 2011, we had 33 offices in 19 countries to help serve our diverse client base, with 51.4% of our revenue from clients in the Americas, 36.0% in Europe, the Middle East and Africa (“EMEA”) and 12.6% in Asia and Australia based on revenues for the three months ended March 31, 2011.

Our principal sales model in both of our business segments is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services for an annual fee paid up front. Additionally, we have increasing recurring subscriptions to our managed services offering whereby we operate our Performance and Risk products on behalf of our clients at their direction. These fees are recorded as deferred revenues on our Condensed Consolidated Statement of Financial Condition and are recognized on our Condensed Consolidated Statement of Income as the service is rendered. Additionally, our revenues come from clients who use our indices as the basis for index-linked investment products such as ETFs. We derive revenues from certain institutional clients that use our indices as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generate a limited amount of our revenues from certain exchanges that use our indices as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. We also receive revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services and overages relating to the proxy research and voting services.

In evaluating our financial performance, we focus on revenue growth for the company in total and by product category as well as operating profit growth and the level of profitability as measured by our operating margin. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our operating profits into excess cash in the future. Our revenue growth strategy includes: (a) expanding and deepening our relationships with investment institutions worldwide; (b) developing new and enhancing existing product offerings, including combining existing product features or data derived from our products to create new products; and (c) actively seeking to acquire products, technologies and companies that will enhance, complement or expand our client base and our product offerings. In furtherance of this revenue growth strategy, in June and July, 2010, respectively, we completed the acquisitions of RiskMetrics Group, Inc. (“RiskMetrics”) and Measurisk, LLC (“Measurisk”), as discussed below.

To maintain and accelerate our revenue and operating income growth, we will continue to invest in and expand our operating functions and infrastructure, including additional product management, sales and client support staff and facilities in locations around the world and additional staff and supporting technology for our research and our data operations and technology functions. At the same time, managing and controlling our operating expenses is very important to us and a distinct part of our culture. Over time, our goal is to keep the rate of growth of our operating expenses below the rate of growth of our revenues, allowing us to expand our operating margins. However, at times, because of significant market opportunities, it may be more important for us to invest in our business in order to support increased efforts to attract new clients and to develop new product offerings, rather than emphasize short-term operating margin expansion. Furthermore, in some periods our operating expense growth may exceed our operating revenue growth due to the variability of revenues from several of our products, including our equity indices licensed as the basis of ETFs and non-recurring fees.

Operating Segments

Following our acquisition of RiskMetrics on June 1, 2010, we began operating as two segments: the Performance and Risk business and the Governance business. See Note 14, “Segment Information,” for further information about MSCI’s operating segments.

Our Performance and Risk business is a leading global provider of investment decision support tools, including indices and portfolio risk and performance analytics. Our Performance and Risk products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, assessment of social responsibility and environmental stewardship and the effects of climate change on investments, investment manager selection and investment research. The flagship products within our Performance and Risk business are our global equity indices and ESG products marketed under the MSCI brand, our market and credit risk analytics marketed under the RiskMetrics and Barra brands, our portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand and our valuation models and risk management software for the energy and commodities markets marketed under the FEA brand.

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

Our Governance business serves both institutional and corporate clients and we recognize that there is a potential for conflicts of interest with respect to the provision of products and services to corporate issuers through ISS Corporate Services and the products and services we provide to our institutional investor clients through Institutional Shareholders Services (“ISS”). We have instituted multiple safeguards to mitigate any real or perceived conflicts of interests. We formed ISS Corporate Services as a subsidiary with distinct resources and a firewall that prevents the flow of information outside of ISS Corporate Services. Every ISS Corporate Services contract indicates that the purchase of corporate services will not result in preferential treatment from ISS and does not influence ISS’s proxy recommendations or other research coverage. Recommendations and research coverage are based solely on the application of ISS’s published policies and by an issuer’s actual governance policies and practices.

Factors Affecting the Comparability of Results

Acquisition of RiskMetrics

On June 1, 2010, we completed our acquisition of RiskMetrics in a cash-and-stock transaction valued at approximately $1,572.4 million. In connection with the acquisition, we entered into a senior secured credit agreement, which was comprised of (i) a $1,275.0 million six-year term loan facility (“2010 Term Loan”) and (ii) a $100.0 million five-year revolving credit facility. We assigned a significant value to the intangible assets of RiskMetrics as part of the acquisition, which increased the amortization expense we recognized in the three months ended March 31, 2011 and that we will recognize in the future. See Note 9, “Intangible Assets” for further information. We also have incurred increased interest expense as a result of the credit facility we entered into in connection with the acquisition. We therefore expect that the acquisition of RiskMetrics will have a significant impact on our financial results in future periods.

Acquisition of Measurisk

On July 30, 2010, we acquired Measurisk to expand our product offerings to hedge fund investors. The value we assigned to the intangible assets of Measurisk further increased the amortization expense that we recognized in the three months ended March 31, 2011 and that we will recognize in the future. See Note 9, “Intangible Assets” for further information.

The results of RiskMetrics and Measurisk were not included in our results of operations until their acquisition dates of June 1, 2010 and July 30, 2010, respectively. The RiskMetrics acquisition has had a significant impact on our results of operations and will affect the comparability of our results in the future.

Restructuring

In connection with the acquisition of RiskMetrics, we initiated a plan to restructure the Company’s operations to eliminate overlapping positions and duplicative occupancy costs, terminate overlapping vendor contracts, and discontinue the planned integration of a product into RiskMetrics’ standard product offering suite. We initiated restructuring activities during the third quarter of 2010 and expect that the elimination of overlapping positions was substantially completed in the first quarter of 2011 and the elimination of leases or vendor contracts is anticipated to be completed during the current fiscal year. See “—Restructuring” below and Note 4, “Restructuring,” for further information about MSCI’s restructuring-related activities and estimated costs.

The cumulative charges that we expect to incur in connection with the restructuring are subject to a number of assumptions, and actual results may differ significantly. We may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring.

Term Loan Repricing

On March 14, 2011, we completed the repricing of the 2010 Term Loan. The repricing provided for the incurrence of a new senior secured loan (the “2011 Term Loan”) in an aggregate principal amount of $1,125.0 million. The proceeds of the 2011 Term Loan, together with $87.6 million of cash on hand, were used to repay the remaining $1,212.6 million outstanding balance of the 2010 Term Loan in full. The 2011 Term Loan matures in March 2017. The repricing decreased the interest rate applicable to the 2011 Term Loan from the London Interbank Offered Rate (“LIBOR”) plus 3.25% (with a leverage-based stepdown) to LIBOR plus 2.75% (with a leverage-based stepdown) and reduced the LIBOR floor applicable to the 2011 Term Loan from 1.50% to 1.00%. We incurred $6.1 million in fees associated with the repricing which are reflected in “other expense (income)” on the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2011.

In “Results of Operations” below, we compare the three-month period ended March 31, 2011 with the previously reported three-month period ended February 28, 2010. Financial information for the three months ended March 31, 2010 has not been included in this Form 10-Q for the following reasons: (i) the three months ended February 28, 2010 provide a meaningful comparison for the three months ended March 31, 2011; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three months ended March 31, 2010 were presented in lieu of results for the three months ended February 28, 2010; and (iii) it was not practicable or cost justified to prepare this information.

The discussion of our results of operations for the three months ended March 31, 2011 and February 28, 2010 and the one month ended December 31, 2010 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

The following table presents the results of operations for the three months ended March 31, 2011 and February 28, 2010 and the one month ended December 31, 2010:

	Three Months Ended March 31, 2011	Three Months Ended February 28, 2010	Increase/ (Decrease)		One Month Ended December 31, 2010
Operating revenues	$223,298	$121,680	$101,618	83.5%	$72,524

Operating expenses:
Cost of services	70,218	29,291	40,927	139.7%	20,986
Selling, general and administrative	51,418	37,461	13,957	37.3%	17,481
Restructuring	4,431	—	4,431	n/a	26
Amortization of intangible assets	16,692	4,278	12,414	290.2%	5,564
Depreciation and amortization of property, equipment, and leasehold improvements	5,110	3,393	1,717	50.6%	1,798

Total operating expenses	147,869	74,423	73,446	98.7%	45,855

Operating income	75,429	47,257	28,172	59.6%	26,669
Other expense (income), net	22,085	3,420	18,665	545.8%	6,113
Provision for income taxes	19,823	16,319	3,504	21.5%	6,732

Net income	$33,521	$27,518	$6,003	21.8%	$13,824

Earnings per basic common share	$0.28	$0.26	$0.02	7.7%	$0.11

Earnings per diluted common share	$0.27	$0.26	$0.01	3.8%	$0.11

Operating margin	33.8%	38.8%			36.8%

Operating Revenues

Following our acquisition of RiskMetrics, we began operating as two segments: the Performance and Risk business and the Governance business. As a part of establishing the two operating segments and how they will be managed, we realigned the grouping of our product categories. Our revenues are now grouped into the following five product and/or service categories:

•	Index and ESG

•	Risk management analytics

•	Portfolio management analytics

•	Energy and commodity analytics

•	Governance

The Performance and Risk business is comprised of index and ESG, risk management analytics, portfolio management analytics and energy & commodity analytics products. The Governance business is comprised of the governance products.

The following table summarizes the revenue by product category for the three months ended March 31, 2011 compared to the three months ended February 28, 2010, and also for the one month ended December 31, 2010:

	Three Months Ended March 31, 2011	Three Months Ended February 28, 2010	Increase/ (Decrease)		One Month Ended December 31, 2010

Index and ESG:
Subscriptions	$62,159	$50,224	$11,935	23.8%	$20,551
Asset based fees	37,869	24,946	12,923	51.8%	9,939

Total index and ESG products	100,028	75,170	24,858	33.1%	30,490
Risk management analytics	58,866	10,859	48,007	442.1%	19,996
Portfolio management analytics	29,284	31,459	(2,175)	(6.9%)	10,147
Energy and commodity analytics	3,870	4,192	(322)	(7.7%)	1,208
Governance	31,250	—	31,250	n/a	10,683

Total operating revenues	$223,298	$121,680	$101,618	83.5%	$72,524

Total operating revenues for the three months ended March 31, 2011 increased $101.6 million, or 83.5%, to $223.3 million compared to $121.7 million for the three months ended February 28, 2010. Total operating revenues for the one month ended December 31, 2010 were $72.5 million. Approximately $81.1 million of the year-over-year growth was comprised of revenues contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $20.5 million of growth was comprised of increases in asset based fees of $12.9 million and subscription revenues of $7.5 million. Subscription revenues consist of our revenues related to index and ESG subscriptions, risk management analytics, portfolio management analytics, energy and commodity analytics and governance products. Our revenues are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our revenues for the three months ended March 31, 2011 would have been lower by $0.3 million.

Our index and ESG products primarily consist of equity index subscriptions, equity index asset based fees products and ESG products. Our index and ESG products are used to benchmark investment performance, as a basis for index linked investment products, for research and for investment manager selection. We derive revenues from our index and ESG products through index data and ESG subscriptions, fees based on assets in investment products linked to our indices and non-recurring licenses of our index historical data. Revenues related to index products increased 33.1% to $100.0 million for the three months ended March 31, 2011 compared to $75.2 million for the three months ended February 28, 2010.

Revenues from the index and ESG products subscriptions sub-category were up 23.8% to $62.2 million for the three months ended March 31, 2011 compared to $50.2 million for the three months ended February 28, 2010. Approximately $4.4 million of the growth was comprised of revenues contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $7.6 million increase was attributable to growth primarily in our benchmark products.

Revenues attributable to the index asset based fees products sub-category increased 51.8% to $37.9 million for the three months ended March 31, 2011 compared to $24.9 million for the three months ended February 28, 2010. The increase in asset based fees products sub-category was primarily driven by the increased average values of assets in ETFs linked to MSCI equity indices. The average value of assets in ETFs linked to MSCI equity indices in the aggregate increased 41.1% to $337.6 billion for the three months ended March 31, 2011 compared to $239.3 billion for the three months ended February 28, 2010. As of March 31, 2011, the value of assets in ETFs linked to MSCI equity indices was $350.1 billion, representing an increase of 49.9% from $233.5 billion as of February 28, 2010. The increase in asset based fees products sub-category also includes the impact of $4.3 million of non-recurring revenue recognized during the three months ended March 31, 2011.

The three MSCI indices with the largest amount of ETF assets linked to them as of March 31, 2011 were the MSCI Emerging Markets, EAFE and U.S. Broad Market Indices with $102.1 billion, $45.4 billion and $19.5 billion in assets, respectively.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

$ in Billions	February 28, 2010	May 31, 2010	August 31, 2010	November 30, 2010	December 31, 2010	March 31, 2011
AUM in ETFs linked to MSCI Indices	$233.5	$238.1	$258.7	$311.0	$333.3	$350.1

Sequential Change ($ in Billions)

Market Appreciation/(Depreciation)	(8.6)	(4.4)	6.8	28.2	18.9	10.1
Cash Inflow	8.3	9.0	13.8	24.1	3.4	6.7

Total Change	$(0.3)	$4.6	$20.6	$52.3	$22.3	$16.8

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the periods indicated:

	Quarterly Average
	2010				2011
$ in Billions	February	May	August	November	March
AUM in ETFs linked to MSCI Indices	$239.3	$252.3	$252.0	$300.7	$337.6

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

Revenues related to risk management analytics products increased $48.0 million, or 442.1%, to $58.9 million for the three months ended March 31, 2011 compared to $10.9 million for the three months ended February 28, 2010. Approximately $45.5 million of the growth was comprised of revenues contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $2.5 million of growth primarily reflects an increase of sales in our risk analytics products.

Our portfolio management analytics products consist of equity portfolio analytics tools and fixed income portfolio analytics tools. Revenues related to portfolio management analytics products decreased $2.2 million, or 6.9%, to $29.3 million for the three months ended March 31, 2011 compared to $31.5 million for three months ended February 28, 2010. Within portfolio management analytics, equity portfolio analytics decreased $1.8 million to $28.2 million and fixed income analytics decreased $0.4 million to $1.1 million.

Our energy and commodity analytics products consist of software applications which help users value, model and hedge physical assets and derivatives across a number of market segments including energy and commodity assets. Revenues from energy and commodity analytics products decreased $0.3 million, or 7.7%, to $3.9 million for the three months ended March 31, 2011 compared to $4.2 million for the three months ended February 28, 2010.

Our governance products consist of institutional governance including proxy research, recommendation and voting services, corporate governance including advisory and compensation services, Financial Research and Analysis (“FRA”) services including forensic accounting research and services to aid institutional investors in the recovery of funds from securities litigation. Governance products contributed approximately $31.3 million to our operating revenues for the three months end March 31, 2011. The governance product line was acquired with our purchase of RiskMetrics on June 1, 2010 and had no effect on our results of operations prior to that date.

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

Because of the impact of seasonality on our operating metrics, our Run Rates and Retention Rates have been restated to reflect the change in fiscal year end in order to provide a more meaningful comparison. We do not experience this seasonality with respect to the financial information reported in our “Results of Operations.” The restated information assumes the change in fiscal year end occurred on January 1, 2010.

The following tables set forth our Run Rates as of the dates indicated (as if we had completed the RiskMetrics acquisition as of the dates indicated) and the percentage growth over the periods indicated:

	As of
	March 31,		December 31,	Year Over Year Comparison	Sequential Comparison
	2011	2010	2010
	(in thousands)
Run Rates
Index and ESG products
Subscription	$247,870	$212,572	$236,157	16.6%	5.0%
Asset based fees	134,257	100,254	117,866	33.9%	13.9%

Index and ESG products total	382,127	312,826	354,023	22.2%	7.9%
Risk management analytics (1)	243,853	196,523	233,504	24.1%	4.4%
Portfolio management analytics	116,839	121,530	115,158	(3.9)%	1.5%
Energy and commodity analytics	15,047	15,453	15,288	(2.6)%	(1.6)%
Governance	105,870	106,686	105,036	(0.8)%	0.8%

Total Run Rate (1)	$863,736	$753,018	$823,009	14.7%	4.9%

Subscription total	$729,479	$652,764	$705,143	11.8%	3.5%
Asset based fees total	134,257	100,254	117,866	33.9%	13.9%

Total Run Rate	$863,736	$753,018	$823,009	14.7%	4.9%

(1) Included in the above table are approximately $14.2 million and $13.4 million of Run Rate for March 31, 2011 and December 31, 2010, respectively, associated with the Measurisk acquisition. The prior period run rate has not been restated for the impact of the Measurisk acquisition.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated three months ended as if we had completed the RiskMetrics acquisition as of the beginning of such periods:

	March 31,
	2011	2010

Index and ESG products	95.0%	94.4%
Risk management analytics	94.2%	83.4%
Portfolio management analytics	88.6%	88.9%
Energy and commodity analytics	76.9%	80.7%

Governance	85.0%	84.8%
Total	91.8%	88.1%

The following table sets forth our Core Retention Rates by product category for the indicated three months ended as if we had completed the RiskMetrics acquisition as of the beginning of such periods:

	March 31,
	2011	2010
Index and ESG products	95.2%	95.1%
Risk management analytics	94.2%	85.2%
Portfolio management analytics	89.9%	90.9%
Energy and commodity analytics	76.9%	80.7%
Governance	85.0%	84.8%
Total	92.1%	89.2%

The quarterly Aggregate Retention Rates are calculated by annualizing the cancellations for which we have received a notice of termination or non-renewal during the quarter and have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the quarter. The Aggregate Retention Rate is computed on a product-by-product basis. Therefore, if a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction. In our businesses, Aggregate Retention Rates are generally higher during the first three fiscal quarters and lower in the fourth fiscal quarter.

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

The following table shows operating expenses by each of the categories:

	Three Months Ended March 31, 2011	Three Months Ended February 28, 2010	Increase/ (Decrease)		One Month Ended December 31, 2010
Cost of services:
Compensation and benefits	$52,212	$22,367	$29,845	133.4%	$15,353

Non-compensation expenses	18,006	6,924	11,082	160.1%	5,633

Total cost of services	70,218	29,291	40,927	139.7%	20,986

Selling, general and administrative:
Compensation and benefits	36,488	22,659	13,829	61.0%	11,500
Non-compensation expenses	14,930	14,802	128	0.9%	5,981

Total selling, general and administrative	51,418	37,461	13,957	37.3%	17,481

Restructuring	4,431	—	4,431	n/a	26
Amortization of intangible assets	16,692	4,278	12,414	290.2%	5,564
Depreciation of property, equipment, and leasehold improvements	5,110	3,393	1,717	50.6%	1,798

Total operating expenses	$147,869	$74,423	$73,446	98.7%	$45,855

Compensation and benefits	$88,700	$45,026	$43,674	97.0%	$26,853
Non-compensation expenses	32,936	21,726	11,210	51.6%	11,614
Restructuring	4,431	—	4,431	n/a	26
Amortization of intangible assets	16,692	4,278	12,414	290.2%	5,564
Depreciation of property, equipment, and leasehold improvements	5,110	3,393	1,717	50.6%	1,798

Total operating expenses	$147,869	$74,423	$73,446	98.7%	$45,855

Operating expenses were $147.9 million for the three months ended March 31, 2011, an increase of $73.4 million, or 98.7%, compared to $74.4 million for the three months ended February 28, 2010. Operating expenses for the one month ended December 31, 2010 were $45.9 million. Approximately $66.7 million of the year-over-year increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $6.7 million increase primarily reflects higher compensation and benefits. Our operating expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our operating expense for the three months ended March 31, 2011 would have been lower by $1.0 million.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and typically have represented approximately 50% to 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of March 31, 2011, approximately 31.6% of our employees were located in emerging market centers compared to 46.0% as of February 28, 2010.

During the three months ended March 31, 2011, compensation and benefits costs were $88.7 million, an increase of $43.7 million, or 97.0%, compared to $45.0 million for the three months ended February 28, 2010. Approximately $37.1 million of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $6.6 million increase primarily reflects $4.7 million in higher costs related to current staff and increased staffing levels and higher stock based compensation expense of $2.0 million.

Stock based compensation expense for the three months ended March 31, 2011 was $8.3 million, an increase of $3.3 million, or 67.7%, compared to $4.9 million for the three months ended February 28, 2010. The increase was comprised primarily of expense associated with a performance award granted in June 2010 to certain of our employees, the amortization of awards assumed upon the acquisition of RiskMetrics and amortization of restricted stock units granted as a component of the 2010 annual bonus, partially offset by decreased expense associated with the amortization of the Founders Grant Award and restricted stock units granted as a component of the 2008 and 2009 annual bonus. Approximately $1.0 million and $2.1 million of the stock based compensation expense was related to the Founders Grant Award for the three months ended March 31, 2011 and for the three months ended February 28, 2010, respectively. For the three months ended March 31, 2011, approximately $1.8 million was associated with the Performance Award granted in June 2010. The decrease in the expense related to the Founders Grant Award and the 2008 and 2009 annual bonus awards are primarily attributable to the vestings that occurred.

Non-compensation expenses for the three months ended March 31, 2011 was $32.9 million, an increase of $11.2 million, or 51.6%, compared to $21.7 million for the three months ended February 28, 2010. The increase primarily reflects the expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010.

Cost of Services

Cost of services includes costs related to our research, data management and production, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy costs, market data fees and information technology services. Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels.

For the three months ended March 31, 2011, total cost of services increased $40.9 million, or 139.7%, to $70.2 million compared to $29.3 million for the three months ended February 28, 2010. Approximately $34.8 million of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $6.0 million increase was largely due to an increase in costs associated with compensation and benefits, market data, travel and entertainment, recruiting and miscellaneous overhead costs.

Compensation and benefits expenses for the three months ended March 31, 2011 increased $29.8 million to $52.2 million compared to $22.4 million for the three months ended February 28, 2010. Approximately $26.3 million of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $3.5 million increase was largely due to higher costs related to current staff and increased staffing levels and increased stock based compensation expense.

Non-compensation expenses for the three months ended March 31, 2011 increased $11.1 million to $18.0 million compared to $6.9 million for the three months ended February 28, 2010. Approximately $8.5 million of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $2.6 million increase was largely due to increased market data, travel and entertainment, recruiting and miscellaneous overhead costs.

Our cost of services expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our cost of services for the three months ended March 31, 2011 would have been lower by $0.5 million.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, consulting services and information technology costs. For the three months ended March 31, 2011, SG&A was $51.5 million, an increase of $14.0 million, or 37.4%, compared to $37.5 million for the three months ended February 28, 2010. The majority of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010.

Compensation and benefits expenses increased $13.8 million to $36.5 million for the three months ended March 31, 2011 compared to $22.7 million for the three months ended February 28, 2010. Approximately $10.8 million of the increase was the result of the acquisitions made during the second half of the year ended November 30, 2010. The remaining $3.0 million increase was largely due to higher costs related to current staff and increased staffing levels and increased stock based compensation expense.

Non-compensation expenses for the three months ended March 31, 2011 increased marginally to $14.9 million compared to $14.8 million for the three months ended February 28, 2010. For the three months ended March 31, 2011, the expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010 were approximately $2.7 million. Primarily offsetting this is the fact that no acquisition costs were incurred during the three months ended March 31, 2011 compared to the $2.2 million in acquisition costs that were incurred during the three months ended February 28, 2010.

Our SG&A expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our SG&A expenses for the three months ended March 31, 2011 would have been lower by $0.4 million.

Restructuring

During the year ended November 30, 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics. Restructuring includes expenses associated with the elimination of overlapping positions and duplicative occupancy costs and the termination of overlapping vendor contracts. Restructuring expense was $4.4 million for the three months ended March 31, 2011. Approximately $0.5 million of the expense was associated with the elimination of overlapping positions and $3.9 million of the expense was associated with eliminating duplicative occupancy costs.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. Amortization of intangibles expense totaled $16.7 million and $4.3 million for the three months ended March 31, 2011 and February 28, 2010, respectively. The increase of $12.4 million was the result of increased amortization associated with the acquisitions of RiskMetrics and Measurisk made during the second half of the year ended November 30, 2010.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment, and leasehold improvements totaled $5.1 million and $3.4 million for the three months ended March 31, 2011 and February 28, 2010, respectively. The increase is primarily the result of depreciating equipment associated with the acquisitions made during the second half of the year ended November 30, 2010.

Other Expense (Income), Net

Other expense (income), net for the three months ended March 31, 2011 was $22.1 million, an increase of $18.7 million compared to $3.4 million for the three months ended February 28, 2010. During the three months ended March 31, 2011, we recognized $6.1 million in fees associated with the repricing of our senior secured term loan. Additionally, $12.2 million of the increase reflects increased interest expense resulting from the term loan we entered into on June 1, 2010 as part of our acquisition of RiskMetrics.

Income Taxes

The provision for income tax expense for the three months ended March 31, 2011 was $19.8 million, an increase of $3.5 million, or 21.5%, compared to $16.3 million for the three months ended February 28, 2010. This increase is primarily due to higher taxable income resulting from the acquisitions made during the second half of the year ended November 30, 2010. These amounts reflect effective tax rates of 37.2% for both the three months ended March 31, 2011 and February 28, 2010. The effective rate of 37.2% for the three months ended March 31, 2011 reflects our estimate of the effective tax rate for the period.

The provision for income tax expense was $6.7 million for the one month ended December 31, 2010, representing an effective tax rate of 32.7%. This rate reflects our estimate of the effective tax rate adjusted for the impact of a full year R&D credit taken in the one month ended December 31, 2010 and the aggregation of other minor discrete tax items.

Segment Results of Operations

The results of operations by segment for the three months ended March 31, 2011 and for the three months ended February 28, 2010 are as follows:

	Three Months Ended March 31, 2011			Three Months Ended February 28, 2010
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
Operating revenues	$192,048	$31,250	$223,298	$121,680	$—	$121,680

Cost of services	55,099	15,119	70,218	29,291	—	29,291
Selling, general and administrative	44,666	6,752	51,418	37,461	—	37,461
Restructuring	2,316	2,115	4,431	—	—	—

Amortization of intangible assets	13,342	3,350	16,692	4,278	—	4,278
Depreciation expense	3,979	1,131	5,110	3,393	—	3,393

Total operating expenses	119,402	28,467	147,869	74,423	—	74,423

Operating income	72,646	2,783	75,429	47,257	—	47,257
Other expense (income), net			22,085			3,420

Income before provision for income taxes			53,344			43,837
Provision for income taxes			19,823			16,319

Net income			$33,521			$27,518

The results of operations by segment for the one month ended December 31, 2010 are as follows:

	One Month Ended December 31, 2010
	Performance and Risk	Governance	Total
Operating revenues	$61,841	$10,683	$72,524
Cost of services	15,833	5,153	20,986
Selling, general and administrative	15,376	2,105	17,481
Restructuring	(7)	33	26
Amortization of intangible assets	4,447	1,117	5,564
Depreciation expense	1,591	207	1,798

Total operating expenses	37,240	8,615	45,855

Operating income	24,601	2,068	26,669
Other expense (income), net			6,113

Income before provision for income taxes			20,556
Provision for income taxes			6,732

Net income			$13,824

Supplemental Comparison of Actual to Pro Forma Results of Operations

The unaudited pro forma financial information below summarizes the combined results of operations for MSCI and RiskMetrics for the three months ended February 28, 2010 as though the companies were combined as of December 1, 2009. The unaudited pro forma financial information presented includes transaction costs directly attributable to the acquisition as well as the business combination accounting effects resulting from the acquisition including the amortization charges from acquired intangible assets, adjustments to interest income for lower average cash balances, interest expense for borrowings and the amortization of deferred financing fees, debt discounts and prepaid agency fees and the related tax effects as though the companies were combined as of December 1, 2009.

The unaudited pro forma financial information for the three months ended February 28, 2010 combined the historical results of MSCI for the three months ended February 28, 2010 with the historical results of RiskMetrics for the three month- period ended December 31, 2009 (due to differences in reporting periods).

The unaudited pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the RiskMetrics acquisition had taken place at December 1, 2009. The unaudited actual results for the three months ended March 31, 2011 and the unaudited pro forma financial information for the three months ended February 28, 2010 were as follows:

	Three Months Ended March 31, 2011	Three Months Ended February 28, 2010	Increase/(Decrease)
	(in thousands)
Operating revenues	$223,298	$198,152	$25,146	12.7%

Operating expenses:
Cost of services	70,218	65,638	4,580	7.0%
Selling, general and administrative	51,418	50,085	1,333	2.7%
Restructuring	4,431	—	4,431	n/a
Amortization of intangible assets	16,692	16,180	512	3.2%
Depreciation and amortization of property, equipment and leasehold improvements	5,110	5,489	(379)	(6.9%)

Total operating expenses	147,869	137,392	10,477	7.6%

Operating income	75,429	60,760	14,669	24.1%
Other expense (income), net	22,085	17,045	5,040	29.6%
Provision for income taxes	19,823	15,181	4,642	30.6%

Net income	$33,521	$28,534	$4,987	17.5%

Total operating revenues increased $25.1 million, or 12.7%, to $223.3 million for the three months ended March 31, 2011. The increase was primarily driven by higher revenues from MSCI’s core benchmark indices and higher usage fees within our Index and ESG subscription sub-category, increased Index and ESG asset based fees and growth within our risk management analytics products.

Cost of services increased $4.6 million, or 7.0%, to $70.2 million for the three months ended March 31, 2011. Compensation and benefits expenses increased $3.4 million to $52.2 million. Non-compensation expenses rose by $1.2 million to $18.0 million, driven by higher market data and outside professional costs.

SG&A expense increased $1.3 million, or 2.7%, to $51.4 million for the three months ended March 31, 2011. Within SG&A, compensation and benefits expenses increased $4.6 million to $36.5 million. Non-compensation expenses fell $3.3 million to $14.9 million. The decrease in non-compensation expenses was driven by lower information technology costs and lower taxes and license fees.

Other expense (income), net increased $5.0 million, or 29.6%, to $22.1 million for the three months ended March 31, 2011. The increase was primarily driven by $6.1 million in fees associated with the repricing of our senior secured term loan recognized during the three months ended March 31, 2011.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K for the fiscal year ended November 30, 2010 and also in Note 2, “Recent Accounting Standards Updates,” in Notes to Condensed Consolidated Financial Statements included herein. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended November 30, 2010. There were no significant changes in our accounting policies or critical accounting estimates since the end of the fiscal year ended November 30, 2010.

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

On June 1, 2010, we entered into a senior secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. Incorporated, as collateral agent, and the other lenders party thereto, which was comprised of (i) a $1,275.0 million six-year term loan facility (the “2010 Term Loan”) and (ii) a $100.0 million five-year revolving credit facility, which included a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility (the “Revolving Credit Facility” and together with the 2010 Term Loan, the “New Credit Facility”). We were required to repay 1.00% of the principal of the 2010 Term Loan per year in quarterly installments. The credit facility also contained a number of mandatory prepayment requirements, including a requirement to repay a specified amount of the 2010 Term Loan annually from a portion of our excess cash flows (as defined in the credit facility, which varied based on our leverage ratio). Any remaining principal of the 2010 Term Loan was to be payable on the final maturity date of the facility. In February 2011, we made a prepayment of $56.0 million on the 2010 Term Loan from our excess cash flows.

On March 14, 2011, we completed the repricing of the existing senior secured term loan facility under the New Credit Facility pursuant to Amendment No. 2 to the New Credit Facility (“Amendment No. 2”). Amendment No. 2 provided for the incurrence of a new senior secured loan (the “2011 Term Loan”) in an aggregate principal amount of $1,125.0 million. The proceeds of the 2011 Term Loan, together with $87.6 million of cash on hand, were used to repay the remaining $1,212.6 million outstanding balance of the 2010 Term Loan in full.

The 2011 Term Loan matures in March 2017. The Revolving Credit Facility matures in June 2015 and is available to fund our working capital requirements and for other general corporate purposes. Amendment No. 2 decreased the interest rate applicable to the 2011 Term Loan from LIBOR plus 3.25% (with a leverage-based stepdown) to LIBOR plus 2.75% (with a leverage-based stepdown) and reduced the LIBOR floor applicable to the 2011 Term Loan from 1.50% to 1.00%. Prepayments or amendments of the 2011 Term Loan that constitute a “repricing transaction” (as defined in Amendment No. 2) will be subject to a premium of 1.00% of the 2011 Term Loan if prepaid or amended on or prior to March 14, 2012. Prepayments and repricings made after March 14, 2012 will not be subject to premium or penalty. Amendment No. 2 contains a number of mandatory prepayment requirements, including a requirement to repay a specified amount of the 2011 Term Loan annually from a portion of our excess cash flows (as defined in the credit facility, which varies based on our leverage ratio). For unused credit under the Revolving Credit Facility, we pay an annual 0.75% non-usage fee.

We primarily use interest rate swaps as part of our interest rate risk management strategy. During the three months ending March 31, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As a result of the repayment of the 2010 Term Loan on March 14, 2011, we discontinued prospective hedge accounting on our then-existing interest rate swaps as they no longer met hedge accounting requirements. We will continue to report the net loss related to the discontinued cash flow hedges in Other Comprehensive Income and expect to reclassify this amount into earnings during the contractual term of the swap agreements.

On March 22, 2011, we terminated our then-existing interest rate swaps and simultaneously entered in new interest rate swaps to hedge the 2011 Term Loan variable-rate debt. As of March 31, 2011, we had two outstanding interest rate swaps with a combined notional principal amount of $421.8 million that were designated as cash flow hedges of interest rate risk.

The effective combined rate on our hedged and unhedged debt was 4.8% for the three months ended March 31, 2011 and 4.9% for the one month ended December 31, 2010.

The obligations under the New Credit Facility, as amended, are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries, subject to limited exceptions. The obligations under the New Credit Facility, as amended, are secured by a lien on substantially all of the equity interests of our present and future domestic subsidiaries, up to 65% of the equity interests of our first-tier foreign subsidiaries, and substantially all of our and our domestic subsidiaries’ present and future property and assets, subject to certain exceptions.

The New Credit Facility, as amended, contains affirmative and restrictive covenants that, among other things, limit our ability and our existing or future subsidiaries’ abilities to:

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

The New Credit Facility, as amended, also requires us to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) a maximum total leverage ratio (as defined in the credit facility, as amended) measured quarterly on a rolling four-quarter basis shall not exceed (a) 4.00:1.00 through March 31, 2011, (b) 3.75:1.00 from April 1, 2011 through June 30, 2011, (c) 3.50:1.00 from July 1, 2011 through September 30, 2011, and (d) 3.25:1.00 thereafter; and (2) a minimum interest coverage ratio (as defined in the credit facility, as amended) measured quarterly on a rolling four-quarter basis shall be (a) 4.50:1.00 through March 31, 2011, and (b) 5.00:1.00 thereafter. As of March 31, 2011, our Consolidated Leverage Ratio as defined in the Credit Facility was 2.73:1.00 and our Consolidated Interest Coverage Ratio as defined in the credit facility was 7.58:1.00.

The New Credit Facility, as amended, also contains customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, bankruptcy and insolvency events, invalidity or impairment of loan documentation or collateral, change of control and customary ERISA defaults.

Cash Flows

Cash and cash equivalents

	As of
	March 31, 2011	November 30, 2010	December 31, 2010
	(in thousands)
Cash and cash equivalents	$127,640	$226,575	$269,423

Cash provided by (used in) operating, investing and financing activities

	Three Months Ended March 31, 2011	Three Months Ended February 28, 2010	One Month Ended December 31, 2010
	(in thousands)
Cash provided by (used in) operating activities	$(25,878)	$(14,761)	$43,229
Cash provided by (used in) investing activities	$18,875	$(65,541)	$(711)
Cash used in financing activities	$(137,134)	$(9,500)	$(1,399)
Effect of exchange rates on cash and cash equivalents	$2,354	$(1,873)	$1,729

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities was $25.9 million and $14.8 million for the three months ended March 31, 2011 and February 28, 2010, respectively. The $11.1 million year-over-year decrease primarily reflects increased payments for cash compensation and income taxes, a larger increase in our accounts receivable and a smaller decrease in our deferred revenues partially offset by higher net income adjusted for non-cash items. Cash provided by operating activities was $43.2 million for the one month ended December 31, 2010.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest costs and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash provided by investing activities was $18.9 million for the three months ended March 31, 2011 compared to cash used in investing activities of $65.5 million for the three months ended February 28, 2010. The year-over-year increase of $84.4 million primarily reflects the decreased purchases of short-term investments during the three months ended March 31, 2011.

Cash flows from financing activities

Cash used in financing activities was $137.1 million and $9.5 million for the three months ended March 31, 2011 and February 28, 2010, respectively. The year-over-year increase primarily reflects cash payments made to service and refinance the credit facility entered into in connection with the acquisition of RiskMetrics, partially offset by increased proceeds from the exercise of employee stock options and excess tax benefits related to the exercise of options and the conversion of restricted stock units and restricted stock awards that occurred during the three months ended March 31, 2011.

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

Revenues from index-linked investment products represented approximately $37.9 million, or 17.0%, and $24.9 million, or 20.5%, of our operating revenues for the three months ended March 31, 2011 and February 28, 2010, respectively, and $9.9 million, or 13.7%, for the one month ended December 31, 2010. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, substantially all of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in euros, Japanese yen, pounds sterling, Canadian dollars and a limited number of other non-U.S. dollar currencies. Approximately $30.5 million, or 13.6%, and $12.9 million, or 10.6%, of our revenues for the three months ended March 31, 2011 and February 28, 2010, respectively, and $9.2 million, or 12.8%, of our revenues for the one month ended December 31, 2010 were denominated in foreign currencies, the majority of which were in euros, Japanese yen, pounds sterling and Canadian dollars.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $51.0 million, or 34.7%, and $30.7 million, or 41.2%, of our expenses for the three months ended March 31, 2011 and February 28, 2010, respectively, and $15.1 million, or 32.9%, of our expenses for the one month ended December 31, 2010 were denominated in foreign currencies, the significant majority of which were denominated in pounds sterling, Swiss francs, Hong Kong dollars, euros, Hungarian forints, Indian rupees, Japanese yen and Mexican pesos. Expenses paid in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. As a result of these positions, we recognized foreign currency exchange gains of $0.5 million and $0.1 million for the three months ended March 31, 2011 and February 28, 2010, respectively, and foreign currency exchange losses of $0.1 million for the one month ended December 31, 2010. These amounts were recorded in “other expense (income)” in our Condensed Consolidated Statements of Income. Although we do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency, we minimize exposure by reducing the value of the assets and liabilities in currencies other than the functional currency of the legal entity in which they are located.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $127.6 million, $269.4 million and $226.6 million at March 31, 2011, December 31, 2010 and November 30, 2010, respectively. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes.

At March 31, 2011, December 31, 2010 and November 30, 2010, we had invested $50.2 million, $72.8 million and $73.9 million, respectively, in debt securities with maturity dates ranging from 91 to 365 days from the date of purchase. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the credit facility, as amended, will bear interest at a rate equal to the sum of the greater of LIBOR and 1.00%, and a margin of 2.75%, which margin will be subject to adjustment based on our leverage ratio after we deliver our first quarterly compliance certificate.

The Company entered into interest rate swap agreements which will be amortized through August 2013. The swap agreements were designated as cash flow hedges of interest rate risk and qualify for hedge accounting treatment under ASC Subtopic 815-10. Changes in LIBOR will affect the interest rate on the portion of our credit facilities which have not been hedged by the interest rate swaps and, therefore, our costs under the credit facilities. Assuming an average of $703.1 million of variable rate debt outstanding, a hypothetical 169 basis point increase in LIBOR for a one year period would result in approximately $7.0 million of additional interest rate expense.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of March 31, 2011, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended March 31, 2011 in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, which arise in the ordinary course of business. While the amounts claimed could be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that MSCI’s business, operating results, financial condition or cash flows in a particular period could be materially adversely affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are currently pending or asserted will not, individually or in the aggregate, have a material adverse effect on MSCI’s business, operating results, financial condition or cash flows.

Item 1A. Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the one month ended December 31, 2010 and the quarter ended March 31, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (December 1, 2010-December 31, 2010) Employee Transactions (1)	50,294	$37.41	N/A	N/A

Month #2 (January 1, 2011-January 31, 2011) Employee Transactions (1)	73,088	$38.66	N/A	N/A

Month #3 (February 1, 2011-February 28, 2011) Employee Transactions (1)	1,970	$35.05	N/A	N/A

Month #4 (March 1, 2011-March 31, 2011) Employee Transactions (1)	63	$35.01	N/A	N/A

Total Employee Transactions (1)	125,415	$38.10	N/A	N/A

(1) Includes (i) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units and (ii) shares repurchased from employees in certain foreign jurisdictions in connection with the vesting of those restricted stock units. The value of the shares withheld were determined using the fair market value of the Company’s class A common shares on the date of withholding, using a valuation methodology established by the Company.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2011

MSCI INC. (Registrant)

By:	/s/ David M. Obstler
David M. Obstler Principal Financial Officer and Authorized Signatory

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED MARCH 31, 2011

	3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

	10.1	Amendment No. 1 to Credit Agreement dated as of February 4, 2011, to Credit Agreement dated as of June 1, 2010 among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley & Co. Incorporated, as Collateral Agent, Morgan Stanley Senior Funding, Inc., as Swing Line Lender and L/C Issuer and the other lenders party thereto (filed as Exhibit 2.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on March 18, 2011 and incorporated by reference herein)

	10.2	Amendment No. 2 to Credit Agreement dated as of March 14, 2011, to Credit Agreement dated as of June 1, 2010 among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley & Co. Incorporated, as Collateral Agent, Morgan Stanley Senior Funding, Inc., as Swing Line Lender and L/C Issuer and the other lenders party thereto (filed as Exhibit 2.2 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on March 18, 2011 and incorporated by reference herein)

	11	Statement Re: Computation of Earnings Per Common share (The calculation per share earnings is in Part I, Item I, Note 3 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.

*	15	Letter of awareness from Deloitte & Touche LLP, dated May 6, 2011, concerning unaudited interim financial information

**	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

**	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

***	101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—March 31, 2011, November 30, 2010 and December 31, 2010, (ii) the Condensed Consolidated Statements of Income—Three Months Ended March 31, 2011 and February 28, 2010 and One Month Ended December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows—Three Months Ended March 31, 2011 and February 28, 2010 and One Month Ended December 31, 2010 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-1