Form 10-Q
period 2011-06-30
MSCI Inc.
filed 2011-08-05
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, there were 120,464,893 shares of the Registrant’s class A common stock, $0.01 par value, outstanding and no shares of Registrant’s class B common stock, $0.01 par value, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	As of
	June 30, 2011	November 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175,895	$226,575
Short-term investments	111,167	73,891
Trade receivables (net of allowances of $886 and $1,013 as of June 30, 2011 and November 30, 2010, respectively)	177,189	147,662
Deferred taxes	40,136	47,811
Prepaid taxes	35,675	21,010
Prepaid and other assets	21,258	19,334

Total current assets	561,320	536,283
Property, equipment and leasehold improvements (net of accumulated depreciation of $54,999 and $41,573 at June 30, 2011 and November 30, 2010, respectively)	36,075	34,368
Goodwill	1,708,585	1,706,671
Intangible assets (net of accumulated amortization of $229,304 and $190,311 at June 30, 2011 and November 30, 2010, respectively)	677,571	716,250
Other non-current assets	26,036	29,594

Total assets	$3,009,587	$3,023,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$625	$2,162
Accrued compensation and related benefits	61,464	99,046
Other accrued liabilities	54,353	39,500
Current maturities of long-term debt	10,331	54,916
Deferred revenue	296,793	271,300

Total current liabilities	423,566	466,924
Long-term debt, net of current maturities	1,106,700	1,207,881
Deferred taxes	241,538	240,944
Other non-current liabilities	28,738	27,300

Total liabilities	1,800,542	1,943,049

Commitments and Contingencies (see Note 10)
Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 500,000,000 class A shares and 250,000,000 class B shares authorized; 121,610,941 and 120,544,551 class A shares issued and 120,462,507 and 119,522,043 class A shares outstanding at June 30, 2011 and November 30, 2010, respectively; no class B shares issued and outstanding at June 30, 2011 and November 30, 2010, respectively)	1,216	1,205
Treasury shares, at cost (1,148,434 and 1,022,508 shares at June 30, 2011 and November 30, 2010, respectively)	(38,115)	(33,319)
Additional paid in capital	976,667	938,014
Retained earnings	269,188	176,183
Accumulated other comprehensive gain (loss)	89	(1,966)

Total shareholders’ equity	1,209,045	1,080,117

Total liabilities and shareholders’ equity	$3,009,587	$3,023,166

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	May 31,	June 30,	May 31,
	2011	2010	2011	2010
	(unaudited)
Operating revenues	$226,483	$125,170	$449,781	$246,850

Cost of services	68,840	30,463	139,058	59,754
Selling, general and administrative	53,321	40,177	104,739	77,638
Restructuring	40	—	4,471	—
Amortization of intangible assets	16,423	4,277	33,115	8,555
Depreciation and amortization of property, equipment and leasehold improvements	5,168	3,556	10,278	6,949

Total operating expenses	143,792	78,473	291,661	152,896

Operating income	82,691	46,697	158,120	93,954

Interest income	(186)	(343)	(329)	(751)
Interest expense	12,852	8,991	29,439	13,427
Other expense (income)	383	98	6,024	(510)

Other expense (income), net	13,049	8,746	35,134	12,166

Income before provision for income taxes	69,642	37,951	122,986	81,788
Provision for income taxes	23,982	13,884	43,805	30,203

Net income	$45,660	$24,067	$79,181	$51,585

Earnings per basic common share	$0.38	$0.23	$0.65	$0.48

Earnings per diluted common share	$0.37	$0.22	$0.64	$0.48

Weighted average shares outstanding used in computing earnings per share
Basic	120,592	105,345	120,438	105,290

Diluted	122,235	106,003	122,125	105,923

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,	May 31,
	2011	2010
	(unaudited)
Cash flows from operating activities
Net income	$79,181	$51,585
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	33,115	8,555
Share-based compensation	16,462	10,486
Depreciation of property, equipment and leasehold improvements	10,278	6,949
Amortization of debt origination fees	3,127	3,429
Deferred taxes	4,226	(4,583)
Amortization of discount on long-term debt	571	500
Excess tax benefits from share-based compensation	(3,763)	(1,463)
Other non-cash adjustments	1,049	524
Changes in assets and liabilities, net of assets and liabilities acquired:
Trade receivables	(37,957)	(17,143)
Prepaid income taxes	(11,918)	(4,682)
Prepaid and other assets	(3,549)	1,474
Accounts payable	432	(1,335)
Deferred revenue	26,796	32,834
Accrued compensation and related benefits	(38,862)	(26,973)
Other accrued liabilities	1,528	(2,215)
Other	(470)	(2,838)

Net cash provided by operating activities	80,246	55,104

Cash flows from investing activities
Proceeds from redemption of short-term investments	71,181	347,114
Purchase of investments	(109,427)	(112,556)
Capital expenditures	(6,732)	(4,696)

Net cash (used in) provided by investing activities	(44,978)	229,862

Cash flows from financing activities
Repayment of long-term debt	(1,271,438)	(309,640)
Proceeds from borrowing	1,125,000	—
Repurchase of treasury shares	(2,914)	(2,450)
Proceeds from exercise of stock options	12,615	2,214
Excess tax benefits from share-based compensation	3,763	1,463

Net cash used in financing activities	(132,974)	(308,413)

Effect of exchange rate changes	4,178	(429)

Net increase (decrease) in cash	(93,528)	(23,876)
Cash and cash equivalents, beginning of period	269,423	176,024

Cash and cash equivalents, end of period	$175,895	$152,148

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,906	$8,559

Cash paid for income taxes	$52,825	$36,964

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$5,356	$3,405

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

Financial information for the three months and six months ended June 30, 2010 has not been included in this Form 10-Q for the following reasons: (i) the three months and six months ended May 31, 2010, respectively, provide a meaningful comparison for the three and six months ended June 30, 2011, respectively; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three and six months ended June 30, 2010, respectively, were presented in lieu of results for the three and six months ended May 31, 2010, respectively; and (iii) it was not practicable or cost justified to prepare this information.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of June 30, 2011 and November 30, 2010, the results of operations for the three and six months ended June 30, 2011 and May 31, 2010 and cash flows for the six months ended June 30, 2011 and May 31, 2010. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010. The condensed consolidated financial statement information as of November 30, 2010 has been derived from the 2010 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash deposits and short-term investments. At June 30, 2011 and November 30, 2010, cash and cash equivalents held primarily on deposit were $175.9 million and $226.6 million, respectively. At June 30, 2011 and November 30, 2010, the Company had invested $111.2 million and $73.9 million, respectively, in debt securities with maturity dates ranging from 91 to 365 days from the date of purchase.

For the three and six months ended June 30, 2011, no single customer accounted for 10.0% or more of the Company’s operating revenues. For the three and six months ended May 31, 2010, BlackRock Inc. accounted for 12.4% and 12.5% of the Company’s operating revenues, respectively.

2. RECENT ACCOUNTING STANDARDS UPDATES

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” or ASU No. 2009-13. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The adoption of ASU 2009-13 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350),” or ASU 2010-28. This ASU amends ASC Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of ASU 2010-28 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” or ASU 2011-5. The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 is effective for interim periods and years beginning after December 15, 2011 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2011-05 on its condensed consolidated financial statements.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACQUISITIONS

Acquisition of RiskMetrics

On June 1, 2010, MSCI acquired RiskMetrics Group, Inc. (“RiskMetrics”). Under the terms of the Agreement and Plan of Merger dated as of February 28, 2010 by and among MSCI, Crossway Inc. (“Merger Sub”), a wholly owned subsidiary of MSCI, and RiskMetrics, Merger Sub merged with and into RiskMetrics, with RiskMetrics continuing as the surviving corporation and a wholly owned subsidiary of MSCI. MSCI and RiskMetrics began joint operations immediately after the merger became effective. MSCI acquired RiskMetrics to, among other things, offer clients a more expansive portfolio of investment decision support tools that will enable clients to understand risk across their entire investment processes as well as reduce the concentration of the Company’s client base beyond asset owners, asset managers and broker dealers by including a greater number of hedge fund, mutual fund and bank clients.

The total purchase price for RiskMetrics was $1,572.4 million and was comprised of:

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

During the six months ended May 31, 2010, MSCI incurred approximately $7.5 million in transaction related costs related to the acquisition of RiskMetrics. These costs are reflected in “Selling, general and administrative” on the Condensed Consolidated Statements of Income.

Purchase Price Allocation

The acquisition method of accounting is based on ASC Subtopic 805-10, “Business Combinations,” and uses the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” which MSCI has adopted as required. The total purchase price for RiskMetrics was allocated to the net tangible and intangible assets based upon their fair values as of June 1, 2010 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and intangible assets was recorded as goodwill. The purchase price allocation for RiskMetrics, which was based upon a valuation, is as follows:

(in thousands)
Cash and cash equivalents	$76,459
Trade receivables	33,577
Other assets	32,398
Goodwill	1,245,862
Intangible assets	628,120

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts payable and other liabilities	(48,494)
Debt	(107,485)
Deferred revenues	(114,686)
Deferred tax liabilities, net	(173,355)

Total purchase price	$1,572,396

As a result of the finalization of the acquired income and non-income based tax valuations, Other assets, Goodwill, Accounts payable and other liabilities, and Deferred tax liabilities, net increased.

MSCI generally does not expect the goodwill recognized to be deductible for income tax purposes. Approximately $1,014.8 million and $231.1 million of the goodwill was allocated to the Performance and Risk and the Governance segments, respectively. These balances changed from those reported in prior periods as a result of the finalization of the acquired income and non-income based tax valuations.

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

Actual Impact of RiskMetrics Acquisition

The following table presents the Company’s estimates for information for RiskMetrics from the June 1, 2010 acquisition date that is included in MSCI’s Condensed Consolidated Statements of Income:

RiskMetrics’ Operations Included in MSCI’s Results

(in thousands)	Three Months Ended June 30, 2011	Three Months Ended May 31, 2010	Six Months Ended June 30, 2011	Six Months Ended May 31, 2011
Total revenues	$79,144	$—	$157,284	$—
Net income	$14,759	$—	$23,067	$—

Acquisition of Measurisk

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 30, 2010, MSCI acquired Measurisk, LLC (“Measurisk”) to expand its product offerings to hedge fund investors. This was not deemed to be an individually significant acquisition. MSCI has accounted for this acquisition in accordance with the ASC Subtopic 805-10 and has included the financial results of Measurisk in its consolidated results from the July 30, 2010 acquisition date. For the three and six months ended June 30, 2011, Measurisk contributed approximately $4.0 million and $7.1 million to MSCI’s revenue, respectively. Other earnings contributions from Measurisk were not separately identifiable due to the Company’s integration activities. For the three and six months ended May 31, 2010, Measurisk results were not included in any of MSCI’s revenue or earnings. The purchase price allocations for this acquisition were $2.3 million for other assets, $9.5 million for identifiable intangible assets, $1.9 million for other liabilities and $21.1 million for goodwill based upon a valuation and those estimates and assumptions are subject to change as MSCI obtains additional information during the applicable measurement period.

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

The unaudited pro forma financial information for the three months ended May 31, 2010 combine the historical results of MSCI for the three months ended May 31, 2010 with the historical results of RiskMetrics for the three-month-period ended March 31, 2010 (due to differences in reporting periods), adjusted to reflect the accounting effects described above. The unaudited pro forma financial information for the six months ended May 31, 2010 combine the historical results of MSCI for the six months ended May 31, 2010 with the historical results of RiskMetrics for the three-month-period ended December 31, 2009 and the historical results of RiskMetrics for the three-month-period ended March 31, 2010 (due to differences in reporting periods), adjusted to reflect the accounting effects described above.

The unaudited pro forma financial information and the effects of the pro forma adjustments described above were as follows for the three and six months ended May 31, 2010:

	Three Months Ended May 31,	Six Months Ended May 31,
	2010	2010
(in thousands)	(unaudited)
Operating revenues	$202,216	$400,368

Cost of services	68,429	134,067
Selling, general and administrative	50,291	100,376
Amortization of intangible assets	16,180	32,360
Depreciation and amortization of property, equipment and leasehold improvements	5,707	11,196

Total operating expenses	140,607	277,999

Operating income	61,609	122,369
Other expense (income), net	17,881	34,926

Income before provision for income taxes	43,728	87,443
Provision for income taxes	12,915	28,096

Net income	$30,813	$59,347

Earnings per diluted common share	$0.25	$0.48

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The unaudited pro forma financial information by MSCI’s operating segments’ and the effects of the pro forma adjustments listed above are presented in the table below (See Note 14, “Segment Information,” for further information about MSCI’s operating segments):

	Three Months Ended May 31, 2010			Six Months Ended May 31, 2010
	(unaudited)
(in thousands)	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
Operating revenues	$169,945	$32,271	$202,216	$335,721	$64,647	$400,368
Cost of services	50,892	17,537	68,429	99,713	34,354	134,067
Selling, general and administrative	43,628	6,663	50,291	86,744	13,632	100,376
Amortization of intangible assets	12,830	3,350	16,180	25,660	6,700	32,360
Depreciation expense	4,568	1,139	5,707	9,044	2,152	11,196

Total operating expenses	111,918	28,689	140,607	221,161	56,838	277,999

Operating income	58,027	3,582	61,609	114,560	7,809	122,369
Other expense (income), net			17,881			34,926

Income before provision for income taxes			43,728			87,443
Provision for income taxes			12,915			28,096

Net income			$30,813			$59,347

4. RESTRUCTURING

During the fiscal year 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics (the “Restructuring Plan”) in order to eliminate overlapping positions, eliminate duplicative occupancy costs, terminate overlapping vendor contracts and discontinue the planned integration of a product into RiskMetrics’ standard product offering suite. The Company accounts for restructuring costs in accordance with ASC Subtopic 420-10, “Exit or Disposal Cost Obligations.” The restructuring costs will be recorded to the “Restructuring expense” line item within the Company’s Condensed Consolidated Statements of Income as they are recognized. The Company estimates total restructuring costs associated with the exit of certain leases will be approximately $5 million and anticipates that these costs will be recognized by the end of the fiscal year ended December 31, 2011. The Company is continuing to develop plans for the efficient transitions related to its restructuring activities and evaluate other options. The Company may incur additional future restructuring costs over the course of the current fiscal year.

The Company recorded $4.5 million of restructuring expenses in connection with the Restructuring Plan during the six months ended June 30, 2011. Of these amounts, less than $0.1 million were related to the accelerated vesting of share-based compensation awards triggered by the elimination of overlapping positions and $0.7 million were related to the write-off of assets associated with the exit of certain leases. The accelerated vesting of share-based compensation awards is not accounted for as a restructuring liability under the line item “Other accrued liabilities” but is instead recorded under the line item “Additional paid in capital” in the Company’s Condensed Consolidated Statement of Financial Condition. The Company did not record any restructuring expenses in connection with the Restructuring Plan during the three and six months ended May 31, 2010, respectively as the plan had not yet been initiated.

Approximately $2.4 million of the restructuring expenses were recorded under the Company’s Performance and Risk operating segment and $2.1 million were recorded under the Company’s Governance operating segment for the six months ended June 30, 2011. Any changes to the estimates in connection with executing the Restructuring Plan will be reflected in the Company’s future results of operations.

The table below summarizes the accrual and charges incurred with respect to the Company’s Restructuring Plan that are included in the line items “Other accrued liabilities” in the Company’s Condensed Consolidated Statement of Financial Condition as of November 30, 2010 and June 30, 2011:

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MSCI Restructuring Plan
(in thousands)	Severance	Lease termination	Other	Total
Accrued Balance, November 30, 2010	$1,087	$1,297	$—	$2,384
Restructuring costs	594	3,160	—	3,754
Cash payments	(1,151)	(2,018)	—	(3,169)
Other	—	—	—	—

Accrued Balance, June 30, 2011	$530	$2,439	$—	$2,969

5. EARNINGS PER COMMON SHARE

Basic EPS is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 18,765 and 9,383 anti-dilutive stock options excluded from the calculation of diluted EPS for the three and six months ended June 30, 2011, respectively. There were no anti-dilutive stock options excluded from the calculation of diluted EPS for the three and six months ended May 31, 2010.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,	May 31,	June 30,	May 31,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net income	$45,660	$24,067	$79,181	$51,585
Less: Allocations of earnings to unvested restricted stock units (1)	(433)	(337)	(749)	(722)

Earnings available to MSCI common shareholders	$45,227	$23,730	$78,432	$50,863

Basic weighted average common shares outstanding	120,592	105,345	120,438	105,290

Basic weighted average common shares outstanding	120,592	105,345	120,438	105,290
Effect of dilutive securities:
Stock options	1,643	658	1,687	633

Diluted weighted average common shares outstanding	122,235	106,003	122,125	105,923

Earnings per basic common share	$0.38	$0.23	$0.65	$0.48

Earnings per diluted common share	$0.37	$0.22	$0.64	$0.48

(1)	The restricted stock units participate in all of the earnings of the Company in the computation of basic EPS and, therefore, the restricted stock units are

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

not included as incremental shares in the diluted EPS computation.

6. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,	May 31,	June 30,	May 31,
	2011	2010	2011	2010
	(in thousands)
Net income	$45,660	$24,067	$79,181	$51,585
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,234	(200)	4,107	274
Income tax effect	(875)	57	(1,607)	(107)

	1,359	(143)	2,500	167

Unrealized gains (losses) on cash flow hedges	(2,515)	4,191	(2,523)	5,379
Income tax effect	984	(1,638)	987	(2,100)

	(1,531)	2,553	(1,536)	3,279

Pension and other post-retirement adjustments	(37)	104	(41)	206
Income tax effect	8	(25)	8	(51)

	(29)	79	(33)	155

Unrealized gains on available-for-sale securities	1	(210)	1	3
Income tax effect	—	82	—	(1)

	1	(128)	1	2

Other comprehensive (loss) income, net of tax	(200)	2,361	932	3,603

Comprehensive income	$45,460	$26,428	$80,113	$55,188

7. SHORT-TERM INVESTMENTS

Short-term investments may include U.S. Treasury securities, state and municipal securities and commercial paper with maturity dates ranging from 91 to 365 days from the date of purchase.

The Company classifies its short-term investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Fair value is determined based on observable quoted prices in active markets for identical assets. The cost of securities sold is based on the specific-identification method. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of interest income. Interest on securities classified as available-for-sale is included as a component of interest income.

The fair value and gross unrealized gains and losses of securities available-for-sale as of the dates indicated were as follows:

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands)	Amortized Cost plus Accrued Interest	Gross unrealized gains	Gross unrealized losses	Estimated Fair value
June 30, 2011
Debt securities available-for-sale
U.S. Treasury securities	$111,151	$18	$(2)	$111,167

Total	$111,151	$18	$(2)	$111,167

November 30, 2010
Debt securities available-for-sale
U.S. Treasury securities	$66,924	$3	$—	$66,927
Commercial paper	5,350	1	—	5,351
State and municipal securities	1,612	1	—	1,613

Total	$73,886	$5	$—	$73,891

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and for 12 months or greater and their related fair values at June 30, 2011 were as follows:

	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
U.S. Treasury securities	$48,878	$(2)	$—	$—	$48,878	$(2)

Total	$48,878	$(2)	$—	$—	$48,878	$(2)

The Company had no investments with continuous unrealized losses for less than 12 months and for 12 months or greater at November 30, 2010.

Evaluating Investments for Other-than-Temporary Impairments

If the fair values of the Company’s debt security investments are less than the amortized costs at the balance sheet date, the Company assesses whether the impairments are other than temporary. The Company currently invests only in U.S. Treasury securities, state and municipal securities and commercial paper with a short duration (one year or less), it would take a significant decline in fair value and U.S. economic conditions for the Company to determine that these investments are other than temporarily impaired.

Additionally, management assesses whether it intends to sell or would more-likely-than-not not be required to sell the investment before the expected recovery of the cost basis. Management has asserted that, given the short maturation period of the Company’s investments, it believes it is more-likely-than-not that it will not be required to sell the investment before recovery of the cost basis.

As of June 30, 2011 and November 30, 2010, no other-than-temporary impairment had been recorded on any of the Company’s investments.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at June 30, 2011 and November 30, 2010 consisted of the following:

	As of
	June 30, 2011	November 30, 2010
	(in thousands)
Computer & related equipment	$60,443	$50,557
Furniture & fixtures	5,041	4,571
Leasehold improvements	21,516	19,912
Work-in-process	4,074	901

Subtotal	91,074	75,941
Accumulated depreciation and amortization	(54,999)	(41,573)

Property, equipment and leasehold improvements, net	$36,075	$34,368

Depreciation and amortization expense of property, equipment and leasehold improvements was $5.2 million and $3.6 million for the three months ended June 30, 2011 and May 31, 2010, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $10.3 million and $6.9 million for the six months ended June 30, 2011 and May 31, 2010, respectively.

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

Amortization expense related to intangible assets for the three months ended June 30, 2011 and May 31, 2010 was $16.4 million and $4.3 million, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2011 and May 31, 2010 was $33.1 million and $8.6 million, respectively.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of June 30, 2011
Customer relationships	$461,690	$(47,834)	$413,856
Trademarks/trade names	243,440	(41,388)	202,052
Technology/software	194,445	(136,668)	57,777
Proprietary process	3,800	(686)	3,114
Non-compete agreements	2,780	(2,008)	772
Transition agreements	720	(720)	—

Total intangible assets	$906,875	$(229,304)	$677,571

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of November 30, 2010
Customer relationships	$461,690	$(29,500)	$432,190
Trademarks/trade names	243,440	(35,381)	208,059
Technology/software	194,131	(123,824)	70,307
Proprietary process	3,800	(317)	3,483
Non-compete agreements	2,780	(929)	1,851
Transition agreements	720	(360)	360

Total intangible assets	$906,561	$(190,311)	$716,250

The estimated amortization expense for succeeding years is presented below:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2011	$32,690
2012	63,835
2013	53,087
2014	52,864
2015	52,787
2016	50,803
Thereafter	371,505

Total	$677,571

10. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended June 30, 2011 and May 31, 2010 was $4.6 million and $2.9 million, respectively. Rent expense for the six months ended June 30, 2011 and May 31, 2010 was $9.1 million and $5.6 million, respectively.

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

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 14, 2011, MSCI completed the repricing of the New Credit Facility pursuant to Amendment No. 2 to the New Credit Facility (“Amendment No. 2”). Amendment No. 2 provided for the incurrence of a new senior secured loan (the “2011 Term Loan”) in an aggregate principal amount of $1,125.0 million. The proceeds of the 2011 Term Loan, together with $87.6 million of cash on hand, were used to repay the remaining $1,212.6 million outstanding balance of the 2010 Term Loan in full. The 2011 Term Loan matures in March 2017. Amendment No. 2 decreased the interest rate applicable to the 2011 Term Loan from the London Interbank Offered Rate (“LIBOR”) plus 3.25% (with a leverage-based stepdown) to LIBOR plus 2.75% (with a leverage-based stepdown) and reduced the LIBOR floor applicable to the 2011 Term Loan from 1.50% to 1.00%. Prepayments or amendments of the 2011 Term Loan that constitute a “repricing transaction” (as defined in Amendment No. 2) will be subject to a premium of 1.00% of the 2011 Term Loan if prepaid or amended on or prior to March 14, 2012. Prepayments and repricings made after March 14, 2012 will not be subject to premium or penalty. For unused credit under the revolving credit facility, the Company pays an annual 0.75% non-usage fee. The Company incurred $6.1 million in fees associated with the repricing which are reflected in “other expense (income)” on the Company’s Condensed Consolidated Statement of Income for the six months ended June 30, 2011.

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

In connection with entering into the New Credit Facility, as amended, the Company recorded deferred financing fees which are being amortized over four to seven years. The Company amortized $1.3 million and $3.1 million of deferred financing fees associated with the New Credit Facility in interest expense during the three and six months ended June 30, 2011, respectively. The Company amortized $3.0 million and $3.4 million of deferred financing fees associated with the 2007 Credit Facility in interest expense during the three and six months ended May 31, 2010, respectively. At June 30, 2011, $27.4 million of the deferred financing fees remain unamortized, $5.1 million of which is included in “prepaid and other assets” and $22.3 million of which is included in “other non-current assets” on the Company’s Condensed Consolidated Statement of Financial Condition.

Current maturities of long term debt at June 30, 2011 was $10.3 million, net of a $0.9 million discount. Long term debt, net of current maturities at June 30, 2011 was $1,106.7 million, net of a $4.2 million discount. Approximately $0.2 million and $0.6 million of the debt discount associated with the New Credit Facility, as amended, was amortized in interest expense during the three and six months ended June 30, 2011. For the three and six months ended May 31, 2010, approximately $0.5 million of the debt discount associated with the 2007 Credit Facility was amortized.

The fair market value of the Company’s debt obligations were $1,130.6 million and $1,275.0 million at June 30, 2011 and November 30, 2010, respectively. The fair market value was estimated based on market bid quotes.

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

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the six months ending June 30, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As a result of the repayment of the 2010 Term Loan on March 14, 2011, the Company discontinued prospective hedge accounting on its then-existing interest rate swaps as they no longer met hedge accounting requirements. The Company will continue to report the net loss related to the discontinued cash flow hedges in Other Comprehensive Income and is expected to reclassify this amount into earnings during the contractual term of the swap agreements. On March 22, 2011, the Company terminated its then-existing interest rate swaps and simultaneously entered into new interest rate swaps to hedge its newly issued variable-rate debt. As of June 30, 2011, the Company had two outstanding interest rate swaps with a combined notional principal amount of $421.9 million that were designated as cash flow hedges of interest rate risk.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2.5 million will be reclassified as an increase to interest expense.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Condensed Consolidated Statements of Financial Condition:

(In thousands)	Condensed Consolidated Statements of Financial Condition Location	As of June 30, 2011	As of November 30, 2010
Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other accrued liabilities	$(322)	$(1,772)

The following tables present the effect of the Company’s derivatives and the location in which they are presented on the Company’s Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives (Effective Portion) for the Six Months Ended		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for the Six Months Ended		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Six Months Ended
(In thousands)	June 30, 2011	May 31, 2010		June 30, 2011	May 31, 2010		June 30, 2011	May 31, 2010
Interest rate swaps	$(3,332)	$(297)	Interest expense	$(811)	$(2,512)	Interest expense	$35	$(3,147)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives (Effective Portion) for the Three Months Ended		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for the Three Months Ended		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended
(In thousands)	June 30, 2011	May 31, 2010		June 30, 2011	May 31, 2010		June 30, 2011	May 31, 2010
Interest rate swaps	$(2,964)	$(12)	Interest expense	$(449)	$(1,008)	Interest expense	$—	$(3,147)

Credit-risk-related contingent features. The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of June 30, 2011, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.5 million. As of June 30,

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2011, the Company has not posted any collateral related to these agreements. If the Company breaches any of these provisions, it could be required to settle its obligations under the agreements at their termination value.

11. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. For the three months ended June 30, 2011 and May 31, 2010, costs relating to 401(k), pension and post-retirement benefit expenses were $3.3 million and $1.8 million, respectively. Of these amounts, $1.9 million and $0.9 million were recorded in cost of services and $1.4 million and $0.9 million were recorded in selling, general and administrative for the three months ended June 30, 2011 and May 31, 2010, respectively.

For the six months ended June 30, 2011 and May 31, 2010, costs relating to 401(k), pension and post-retirement benefit expenses were $8.3 million and $4.4 million, respectively. Of these amounts, $5.2 million and $2.5 million were recorded in cost of services and $3.1 million and $1.9 million were recorded in selling, general and administrative for the six months ended June 30, 2011 and May 31, 2010, respectively.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions and, in the case of the MSCI 401(k) plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations. Prior to January 1, 2011, legacy RiskMetrics employees participated in the legacy RiskMetrics 401(k) plan (or any other regional defined contribution plan sponsored) and received 401(k) and other defined contribution plan matching contributions. The Company’s expenses associated with the 401(k) plan and other defined contribution plans for the three months ended June 30, 2011 and May 31, 2010 were $2.7 million and $1.2 million, respectively. The Company’s expenses associated with the 401(k) plan and other defined contribution plans for the six months ended June 30, 2011 and May 31, 2010 were $7.3 million and $3.3 million, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense related to defined benefit pension plans was $0.6 million for both the three months ended June 30, 2011 and May 31, 2010. Net periodic benefit expense related to defined benefit pension plans was $1.0 million and $1.1 million for the six months ended June 30, 2011 and May 31, 2010, respectively.

12. SHARE-BASED COMPENSATION

On November 6, 2007, the Company’s Board of Directors approved the award of founders grants to its employees in the form of restricted stock units and/or options (“Founders Grant Award”). The aggregate value of the grants, which were made on November 14, 2007, was approximately $68.0 million. The restricted stock units and options vest over a four-year period, with 50% vesting on the second anniversary of the grant date and 25% vesting on each of the third and fourth anniversary of the grant date. The options have an exercise price per share of $18.00 and have a term of 10 years, subject to earlier cancellation in certain circumstances. The aggregate value of the options was calculated using the Black-Scholes valuation method consistent with ASC Subtopic 718-10, “Compensation-Stock Compensation.” The final, unvested tranche of the Founders Grant Award, representing one-fourth of the total award, will vest on November 14, 2011.

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

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the six months ended June 30, 2011, the Company awarded 7,840 shares in MSCI common stock and 21,259 restricted stock units to directors who were not employees of the Company during the period. During the six months ended May 31, 2010, the Company awarded 8,427 shares in MSCI common stock and 8,286 restricted stock units to directors who were not employees of the Company or Morgan Stanley during the period.

Share-based compensation expense was $8.0 million and $16.5 million for the three and six months ended June 30, 2011, respectively, of which $0.7 million and $1.7 million was related to the Founders Grant Award and $2.0 million and $3.8 million was related to the Performance Award for the three and six months ended June 30, 2011, respectively. Share-based compensation expense was $5.4 million and $10.5 million for the three and six months ended May 31, 2010, of which $2.0 million and $4.1 million was related to the Founders Grant Award for the three and six months ended May 31, 2010, respectively. No expense associated with the Performance Award was recognized during the three or six months ended May 31, 2010.

13. INCOME TAXES

The Company’s provision for income taxes was $43.8 million and $30.2 million for the six months ended June 30, 2011 and May 31, 2010, respectively. These amounts reflect effective tax rates of 35.6% and 36.9% for the six months ended June 30, 2011 and May 31, 2010, respectively.

The Company is under examination by the Internal Revenue Service (“the IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years currently under examination vary by jurisdiction. Additionally, during 2010 Morgan Stanley reached a preliminary settlement with New York State and New York City tax authorities on issues relating to years 2002-2006, a period of time when the Company was a member of the consolidated Morgan Stanley tax returns. The Company expects to settle by sometime in the fourth quarter of calendar 2011 and to indemnify Morgan Stanley for any additional assessments deemed to be due in accordance with the Tax Sharing Agreement.

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

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

Tax Jurisdiction	Open Tax Years
United States	2005-2010
California	2004-2010
New York State and City	2002-2010
Hong Kong	2003-2010
United Kingdom	2007-2010
Canada	2005-2010
Japan	2009-2010

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

The Performance and Risk business is a leading global provider of investment decision support tools, including indices, portfolio risk and performance analytics, credit analytics and ESG products. The business provides clients with a broad suite of products and services to assist them with managing equity, fixed income and multi-asset class portfolios. The products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, assessment of social responsibility, environmental stewardship and the effects of climate change on investments, investment manager selection and investment research.

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

The following table presents MSCI’s operating segments’ results for the three and six months ended June 30, 2011 and May 31, 2010:

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	May 31,	June 30,	May 31,
	2011	2010	2011	2010
Operating revenues
Performance and Risk	$195,510	$125,170	$387,558	$246,850
Governance	30,973	—	62,223	—

Consolidated	$226,483	$125,170	$449,781	$246,850

Amortization of intangible assets and depreciation and amortization of property, equipment and leasehold improvements
Performance and Risk	$17,114	$7,833	$34,435	$15,504
Governance	4,477	—	8,958	—

Consolidated	$21,591	$7,833	$43,393	$15,504

Operating income
Performance and Risk	$79,855	$46,697	$152,501	$93,954
Governance	2,836	—	5,619	—

Consolidated	$82,691	$46,697	$158,120	$93,954

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area:

	Three Months Ended		Six Months Ended
	June 30, 2011	May 31, 2010	June 30, 2011	May 31, 2010
	(in thousands)
Revenues
Americas:
United States	$117,385	$56,278	$224,100	$116,436
Other	8,143	4,288	16,170	8,148

Total Americas	125,528	60,566	240,270	124,584

EMEA:
United Kingdom	25,354	20,127	52,405	34,108
Other	45,841	23,219	99,158	46,646

Total EMEA	71,195	43,346	151,563	80,754

Asia & Australia:
Japan	14,074	11,305	27,825	21,915
Other	15,686	9,953	30,123	19,597

Total Asia & Australia	29,760	21,258	57,948	41,512

Total	$226,483	$125,170	$449,781	$246,850

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	June 30, 2011	November 30, 2010
	(in thousands)
Long-lived assets
Americas:
United States	$2,401,934	$2,435,914
Other	3,953	2,424

Total Americas	2,405,887	2,438,338

EMEA:
United Kingdom	5,581	4,740
Other	5,153	7,826

Total EMEA	10,734	12,566

Asia & Australia:
Japan	398	452
Other	5,212	5,933

Total Asia & Australia	5,610	6,385

Total	$2,422,231	$2,457,289

15. SUBSEQUENT EVENTS

Management of the Company evaluated subsequent events from July 1, 2011 through the issuance date of this Form 10-Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statements of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of June 30, 2011 and November 30, 2010; the related condensed consolidated statements of income for the three and six-month periods ended June 30, 2011 and May 31, 2010; and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and May 31, 2010. These interim financial statements are the responsibility of the management of MSCI Inc.

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
August 5, 2011

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

Overview

We are a leading global provider of investment decision support tools, including indices, portfolio risk and performance analytics and corporate governance products and services. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of June 30, 2011, we had 33 offices in 19 countries to help serve our diverse client base, with 53.4% of our revenue from clients in the Americas, 33.7% in Europe, the Middle East and Africa (“EMEA”) and 12.9% in Asia and Australia based on revenues for the six months ended June 30, 2011.

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

Factors Affecting the Comparability of Results

Acquisition of RiskMetrics

On June 1, 2010, we completed our acquisition of RiskMetrics in a cash-and-stock transaction valued at approximately $1,572.4 million. In connection with the acquisition, we entered into a senior secured credit agreement, which was comprised of (i) a $1,275.0 million six-year term loan facility (“2010 Term Loan”) and (ii) a $100.0 million five-year revolving credit facility. We assigned a significant value to the intangible assets of RiskMetrics as part of the acquisition, which increased the amortization expense we recognized in the six months ended June 30, 2011 and that we will recognize in the future. See Note 9, “Intangible Assets” for further information. We also have incurred increased interest expense as a result of the credit facility we entered into in connection with the acquisition. We therefore expect that the acquisition of RiskMetrics will have a significant impact on our financial results in future periods.

Acquisition of Measurisk

On July 30, 2010, we acquired Measurisk to expand our product offerings to hedge fund investors. The value we assigned to the intangible assets of Measurisk further increased the amortization expense that we recognized in the six months ended June 30, 2011 and that we will recognize in the future. See Note 9, “Intangible Assets” for further information.

The results of RiskMetrics and Measurisk were not included in our results of operations until their acquisition dates of June 1, 2010 and July 30, 2010, respectively. The RiskMetrics acquisition has had a significant impact on our results of operations and will affect the comparability of our results in the future.

Restructuring

In connection with the acquisition of RiskMetrics, we initiated a plan to restructure the Company’s operations to eliminate overlapping positions and duplicative occupancy costs, terminate overlapping vendor contracts, and discontinue the planned integration of a product into RiskMetrics’ standard product offering suite. We initiated restructuring activities during the third quarter of 2010 and believe that the elimination of overlapping positions was substantially completed in the second quarter of 2011 and expect the elimination of leases or vendor contracts to be completed during the current fiscal year. See “—Restructuring” below and Note 4, “Restructuring,” for further information about MSCI’s restructuring-related activities and estimated costs.

The cumulative charges that we expect to incur in connection with the restructuring are subject to a number of assumptions, and actual results may differ significantly. We may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring.

Term Loan Repricing

On March 14, 2011, we completed the repricing of the 2010 Term Loan. The repricing provided for the incurrence of a new senior secured loan (the “2011 Term Loan”) in an aggregate principal amount of $1,125.0 million. The proceeds of the 2011 Term Loan, together with $87.6 million of cash on hand, were used to repay the remaining $1,212.6 million outstanding balance of the 2010 Term Loan in full. The 2011 Term Loan matures in March 2017. The repricing decreased the interest rate applicable to the 2011 Term Loan from the London Interbank Offered Rate (“LIBOR”) plus 3.25% (with a leverage-based stepdown) to LIBOR plus 2.75% (with a leverage-based stepdown) and reduced the LIBOR floor applicable to the 2011 Term Loan from 1.50% to 1.00%. We incurred $6.1 million in fees associated with the repricing which are reflected in “other expense (income)” on the Company’s Condensed Consolidated Statement of Income for the six months ended June 30, 2011.

Change in Fiscal Year End

In “Results of Operations” below, we compare the three-month and six-month periods ended June 30, 2011 with the previously reported three-month and six-month periods ended May 31, 2010. Financial information for the three and six months ended June 30, 2010 has not been included in this Form 10-Q for the following reasons: (i) the three and six months ended May 31, 2010 provide a meaningful comparison for the three and six months ended June 30, 2011; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three and six months ended June 30, 2010 were presented in lieu of results for the three and six months ended May 31, 2010; and (iii) it was not practicable or cost justified to prepare this information.

The discussion of our results of operations for the three and six months ended June 30, 2011 and May 31, 2010 are presented below. The results of operations for interim periods may not be indicative of future results.

Three Months Ended June 30, 2011 Compared to the Three Months Ended May 31, 2010

Results of Operations

	Three Months Ended
	June 30,	May 31,
	2011	2010	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$226,483	$125,170	$101,313	80.9%
Operating expenses:
Cost of services	68,840	30,463	38,377	126.0%
Selling, general and administrative	53,321	40,177	13,144	32.7%
Restructuring	40	—	40	n/a
Amortization of intangible assets	16,423	4,277	12,146	284.0%
Depreciation and amortization of property, equipment, and leasehold improvements	5,168	3,556	1,612	45.3%

Total operating expenses	143,792	78,473	65,319	83.2%

Operating income	82,691	46,697	35,994	77.1%
Other expense (income), net	13,049	8,746	4,303	49.2%
Provision for income taxes	23,982	13,884	10,098	72.7%

Net income	$45,660	$24,067	$21,593	89.7%

Earnings per basic common share	$0.38	$0.23	$0.15	65.2%

Earnings per diluted common share	$0.37	$0.22	$0.15	68.2%

Operating margin	36.5%	37.3%

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

The Performance and Risk business is comprised of index and ESG, risk management analytics, portfolio management analytics and energy and commodity analytics products. The Governance business is comprised of the governance products.

The following table summarizes the revenue by product category for the three months ended June 30, 2011 compared to the three months ended May 31, 2010:

	Three Months Ended
	June 30,	May 31,
	2011	2010	Increase/(Decrease)
	(in thousands)
Index and ESG:
Subscriptions	$66,275	$54,250	$12,025	22.2%
Asset based fees	36,287	25,674	10,613	41.3%

Total index and ESG products	102,562	79,924	22,638	28.3%
Risk management analytics	60,806	11,105	49,701	447.6%
Portfolio management analytics	29,193	30,266	(1,073)	(3.5%)
Energy and commodity analytics	2,949	3,875	(926)	(23.9%)
Governance	30,973	—	30,973	n/a

Total operating revenues	$226,483	$125,170	$101,313	80.9%

Total operating revenues for the three months ended June 30, 2011 increased $101.3 million, or 80.9%, to $226.5 million compared to $125.2 million for the three months ended May 31, 2010. Approximately $84.3 million of the year-over-year growth was comprised of revenues contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $17.0 million of growth was comprised of increases in asset based fees of $9.8 million and subscription revenues of $7.2 million. Subscription revenues consist of our revenues related to index and ESG subscriptions, risk management analytics, portfolio management analytics, energy and commodity analytics and governance products. Our revenues are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our revenues for the three months ended June 30, 2011 would have been lower by $1.3 million.

Our index and ESG products primarily consist of equity index subscriptions, equity index asset based fees products and ESG products. Our index and ESG products are used to benchmark investment performance, as a basis for index linked investment products, for research and for investment manager selection. We derive revenues from our index and ESG products through index data and ESG subscriptions, fees based on assets in investment products linked to our indices and non-recurring licenses of our index historical data. Revenues related to index products increased 28.3% to $102.6 million for the three months ended June 30, 2011 compared to $79.9 million for the three months ended May 31, 2010.

Revenues from the index and ESG products subscriptions sub-category were up 22.2% to $66.3 million for the three months ended June 30, 2011 compared to $54.3 million for the three months ended May 31, 2010. Approximately $5.1 million of the growth was comprised of revenues contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $6.9 million increase was attributable to growth primarily in our benchmark products.

Revenues attributable to the index asset based fees products sub-category increased 41.3% to $36.3 million for the three months ended June 30, 2011 compared to $25.7 million for the three months ended May 31, 2010. The increase in the asset based fees products sub-category was primarily driven by the increased average values of assets in ETFs linked to MSCI equity indices. The average value of assets in ETFs linked to MSCI equity indices in the aggregate increased 41.4% to $356.8 billion for the three months ended June 30, 2011 compared to $252.3 billion for the three months ended May 31, 2010. As of June 30, 2011, the value of assets in ETFs linked to MSCI equity indices was $360.5 billion, representing an increase of 51.4% from $238.1 billion as of May 31, 2010.

The three MSCI indices with the largest amount of ETF assets linked to them as of June 30, 2011 were the MSCI Emerging Markets, EAFE and U.S. Broad Market Indices with $106.2 billion, $46.7 billion and $20.1 billion in assets, respectively.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

$ in Billions	February 28, 2010	May 31, 2010	August 31, 2010	November 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
AUM in ETFs linked to MSCI Indices	$233.5	$238.1	$258.7	$311.0	$333.3	$350.1	$360.5

Sequential Change ($ in Billions)
Market Appreciation/(Depreciation)	$(8.6)	$(4.4)	$6.8	$28.2	$18.9	$10.1	$(3.8)
Cash Inflow	8.3	9.0	13.8	24.1	3.4	6.7	14.2

Total Change	$(0.3)	$4.6	$20.6	$52.3	$22.3	$16.8	$10.4

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the periods indicated:

	Quarterly Average
	2010				2011
$ in Billions	February	May	August	November	March	June
AUM in ETFs linked to MSCI Indices	$239.3	$252.3	$252.0	$300.7	$337.6	$356.8

Source: Bloomberg and MSCI

The historical values of the assets in ETFs linked to our indices as of the last day of the month and the monthly average balance can be found under the link “AUM in ETFs Linked to MSCI Indices” on our website at http://ir.msci.com. This information is updated on the second U.S. business day of each month. Information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or any other report filed with the Securities and Exchange Commission.

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

Revenues related to risk management analytics products increased $49.7 million, or 447.6%, to $60.8 million for the three months ended June 30, 2011 compared to $11.1 million for the three months ended May 31, 2010. Approximately $47.4 million of the growth was comprised of revenues contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $2.3 million of growth primarily reflects an increase of sales in our risk analytics products.

Our portfolio management analytics products consist of equity portfolio analytics tools and fixed income portfolio analytics tools. Revenues related to portfolio management analytics products decreased 3.5% to $29.2 million for the three months ended June 30, 2011 compared to $30.3 million for three months ended May 31, 2010. Within portfolio management analytics, equity portfolio analytics decreased $1.0 million to $28.1 million and fixed income analytics decreased $0.1 million to $1.1 million.

Our energy and commodity analytics products consist of software applications which help users value, model and hedge physical assets and derivatives across a number of market segments including energy and commodity assets. Revenues from energy and commodity analytics products decreased 23.9% to $2.9 million for the three months ended June 30, 2011 compared to $3.9 million for the three months ended May 31, 2010. The decrease is primarily the result of the timing of new and recurring sales.

Our governance products consist of corporate governance products and services, including proxy research, recommendation and voting services, as well as governance advisory and compensation services. It also includes forensic accounting research as well as class action monitoring and claims filing services to aid institutional investors in the recovery of funds from securities litigation. Governance products contributed approximately $31.0 million, including $4.2 million of non-recurring revenues, to our operating revenues for the three months ended June 30, 2011. The governance product line was acquired with our purchase of RiskMetrics on June 1, 2010 and had no effect on our results of operations prior to that date.

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of our total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as our “Run Rate.” The Run Rate at a particular point in time represents the forward-looking fees for the next 12 months from all subscriptions and investment product licenses we currently provide to our clients under renewable contracts assuming all contracts that come up for renewal are renewed and assuming then-current exchange rates. For any subscription or license where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects an annualization of the most recent periodic fee earned under such subscription or license. The Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal during the period and we have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date.

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

Because of the impact of seasonality on our operating metrics, our Run Rates and Retention Rates have been restated to reflect the change in fiscal year end in order to provide a more meaningful comparison. We do not experience this seasonality with respect to the financial information reported in our “Results of Operations.” The restated Run Rates and Retention Rates assume the change in fiscal year end occurred on January 1, 2010.

The following tables set forth our Run Rates as of the dates indicated (as if we had completed the RiskMetrics acquisition as of the dates indicated) and the percentage growth over the periods indicated:

	As of
	June 30,	June 30,	March 31,	Year Over Year	Sequential
	2011	2010	2011	Comparison	Comparison
	(in thousands)
Run Rates
Index and ESG products
Subscription	$257,470	$221,174	$247,870	16.4%	3.9%
Asset based fees	140,144	94,496	134,257	48.3%	4.4%

Index and ESG products total	397,614	315,670	382,127	26.0%	4.1%
Risk management analytics (1)	249,048	200,161	243,853	24.4%	2.1%
Portfolio management analytics	118,452	121,525	116,839	(2.5)%	1.4%
Energy and commodity analytics	15,074	15,344	15,047	(1.8)%	0.2%
Governance	107,755	105,448	105,870	2.2%	1.8%

Total Run Rate (1)	$887,943	$758,148	$863,736	17.1%	2.8%

Subscription total	$747,799	$663,652	$729,479	12.7%	2.5%
Asset based fees total	140,144	94,496	134,257	48.3%	4.4%

Total Run Rate	$887,943	$758,148	$863,736	17.1%	2.8%

(1)

Included in the above table is approximately $14.5 million and $14.2 million of Run Rate as of June 30, 2011 and March 31, 2011, respectively, associated with the Measurisk acquisition. The prior period Run Rates have not been restated for the impact of the Measurisk acquisition.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated three months ended as if we had completed the RiskMetrics acquisition as of the beginning of the periods indicated:

	June 30, 2011	June 30, 2010
Index and ESG products	92.8%	90.2%
Risk management analytics	92.2%	92.0%

Portfolio management analytics	91.4%	84.5%
Energy and commodity analytics	88.8%	86.8%
Governance	90.4%	85.6%
Total	91.9%	88.8%

The following table sets forth our Core Retention Rates by product category for the indicated three months ended as if we had completed the RiskMetrics acquisition as of the beginning of the periods indicated:

	June 30, 2011	June 30, 2010
Index and ESG products	92.8%	90.7%
Risk management analytics	92.7%	92.5%
Portfolio management analytics	93.2%	86.7%
Energy and commodity analytics	88.8%	86.8%
Governance	90.4%	85.6%
Total	92.4%	89.5%

The quarterly Aggregate Retention Rates are calculated by annualizing the cancellations for which we have received a notice of termination or non-renewal during the quarter and have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the quarter. The Aggregate Retention Rate is computed on a product-by-product basis. Therefore, if a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction. Aggregate Retention Rates are generally higher during the first three fiscal quarters and lower in the fourth fiscal quarter in our Performance and Risk business and are generally lower in the first fiscal quarter and higher during the last three fiscal quarters in our Governance business.

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

The following table shows operating expenses by each of the categories:

	Three Months Ended		Increase/(Decrease)
	June 30,	May 31,
	2011	2010
	(in thousands)
Cost of services:
Compensation and benefits	$49,226	$22,354	$26,872	120.2%
Non-compensation expenses	19,614	8,109	11,505	141.9%

Total cost of services	68,840	30,463	38,377	126.0%
Selling, general and administrative:
Compensation and benefits	35,935	22,410	13,525	60.4%
Non-compensation expenses	17,386	17,767	(381)	(2.1)%

Total selling, general and administrative	53,321	40,177	13,144	32.7%
Restructuring	40	—	40	n/a
Amortization of intangible assets	16,423	4,277	12,146	284.0%
Depreciation of property, equipment, and leasehold improvements	5,168	3,556	1,612	45.3%

Total operating expenses	$143,792	$78,473	$65,319	83.2%

Compensation and benefits	$85,161	$44,764	$40,397	90.2%
Non-compensation expenses	37,000	25,876	11,124	43.0%
Restructuring	40	—	40	n/a
Amortization of intangible assets	16,423	4,277	12,146	284.0%
Depreciation of property, equipment, and leasehold improvements	5,168	3,556	1,612	45.3%

Total operating expenses	$143,792	$78,473	$65,319	83.2%

Operating expenses were $143.8 million for the three months ended June 30, 2011, an increase of $65.3 million, or 83.2%, compared to $78.5 million for the three months ended May 31, 2010. Approximately $60.6 million of the year-over-year increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $4.7 million increase primarily reflects higher compensation and benefits partially offset by lower non-compensation expenses. Our operating expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our operating expense for the three months ended June 30, 2011 would have been lower by $1.9 million.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and typically have represented approximately 50% to 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of June 30, 2011, approximately 34.5% of our employees were located in emerging market centers compared to 47.9% as of May 31, 2010.

During the three months ended June 30, 2011, compensation and benefits costs were $85.2 million, an increase of $40.4 million, or 90.2%, compared to $44.8 million for the three months ended May 31, 2010. Approximately $34.2 million of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $6.2 million increase primarily reflects $4.9 million in higher costs related to current staff and increased staffing levels and $1.4 million in higher stock based compensation expense.

Stock based compensation expense for the three months ended June 30, 2011 was $7.8 million, an increase of $2.6 million, or 50.2%, compared to $5.2 million for the three months ended May 31, 2010. The increase included the amortization associated with the Performance Award granted in June 2010 to certain of our employees, the amortization of awards assumed upon the acquisition of RiskMetrics, amortization of restricted stock units granted as a component of the 2010 annual bonus, partially offset by decreased expense associated with the amortization of the Founders Grant Award and restricted stock units granted as a component of the 2008 and 2009 annual bonus. Approximately $0.7 million and $2.0 million of the stock based compensation expense was related to the Founders Grant Award for the three months ended June 30, 2011 and May 31, 2010, respectively. For the three months ended June 30, 2011, approximately $2.0 million was associated with the Performance Award granted in June 2010. The decrease in the expense related to the Founders Grant Award and the 2008 and 2009 annual bonus awards are primarily attributable to the vestings that occurred.

Non-compensation expenses for the three months ended June 30, 2011 was $37.0 million, an increase of $11.1 million, or 43.0%, compared to $25.9 million for the three months ended May 31, 2010. The increase primarily reflects expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010, higher outside professional, travel and entertainment, recruiting and insurance costs. In the three months ended May 31, 2010, we recognized $5.3 million in costs related to the acquisition of RiskMetrics.

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

For the three months ended June 30, 2011, total cost of services increased 126.0% to $68.8 million compared to $30.5 million for the three months ended May 31, 2010. Approximately $32.1 million of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $6.2 million increase was largely due to an increase of $4.3 million in costs associated with compensation and benefits and $1.9 million in non-compensation expenses.

Compensation and benefits expenses for the three months ended June 30, 2011 increased $26.9 million to $49.2 million compared to $22.4 million for the three months ended May 31, 2010. Approximately $22.6 million of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $4.3 million increase was largely due to higher costs related to current staff and increased staffing levels and increased stock based compensation expense, partially offset by lower post-retirement and other expenses.

Non-compensation expenses for the three months ended June 30, 2011 increased $11.5 million to $19.6 million compared to $8.1 million for the three months ended May 31, 2010. Approximately $9.6 million of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $1.9 million increase was largely due to increased travel and entertainment, information technology, outside professional and market data costs.

Our cost of services expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our cost of services for the six months ended June 30, 2011 would have been lower by $0.9 million.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, consulting services and information technology costs. For the three months ended June 30, 2011, SG&A was $53.3 million, an increase of $13.1 million, or 32.7%, compared to $40.2 million for the three months ended May 31, 2010. The majority of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010.

Compensation and benefits expenses increased $13.5 million to $35.9 million for the three months ended June 30, 2011 compared to $22.4 million for the three months ended May 30, 2010. Approximately $11.7 million of the increase was the result of the acquisitions made during the second half of the year ended November 30, 2010. The remaining $1.8 million increase was largely due to higher costs related to current staff and increased staffing levels, increased stock based compensation and post-retirement and other expense.

Non-compensation expenses for the three months ended June 30, 2011 decreased $0.4 million to $17.4 million compared to $17.8 million for the three months ended May 31, 2010. In the three months ended May 31, 2010, we recognized $5.3 million in costs related to the acquisition of RiskMetrics while no similar costs were recognized during the three months ended June 30, 2011. Partially offsetting this decrease were approximately $3.1 million of expenses recognized during the three months ended June 30, 2011 contributed by the acquisitions made during the second half of the year ended November 30, 2010 and $1.8 million of increased outside professional costs.

Our SG&A expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our SG&A expenses for the three months ended June 30, 2011 would have been lower by $0.9 million.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. Amortization of intangibles expense totaled $16.4 million and $4.3 million for the three months ended March 31, 2011 and May 31, 2010, respectively. The increase of $12.1 million was the result of increased amortization associated with the acquisitions of RiskMetrics and Measurisk made during the second half of the year ended November 30, 2010.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment, and leasehold improvements totaled $5.2 million and $3.6 million for the three months ended June 30, 2011 and May 31, 2010, respectively. The increase is primarily the result of depreciating equipment associated with the acquisitions made during the second half of the year ended November 30, 2010.

Other Expense (Income), Net

Other expense (income), net for the three months ended June 30, 2011 was $13.1 million, an increase of $4.3 million compared to $8.7 million for the three months ended May 31, 2010. The increase primarily reflects higher interest expense resulting from the term loan we entered into on June 1, 2010 as part of our acquisition of RiskMetrics, lower interest income and higher foreign exchange losses.

Income Taxes

The provision for income tax expense for the three months ended June 30, 2011 was $24.0 million, an increase of $10.1 million, or 72.7%, compared to $13.9 million for the three months ended May 31, 2010. This increase is primarily due to higher taxable income resulting from the acquisitions made during the second half of the year ended November 30, 2010. These amounts reflect effective tax rates of 34.4% and 36.6% for the three months ended June 30, 2011 and May 31, 2010, respectively. The effective tax rate of 34.4% for the three months ended June 30, 2011 reflects our estimate of the effective tax rate for the quarter, adjusted for several discrete items recognized during the quarter.

Segment Results of Operations

The results of operations by segment for the three months ended June 30, 2011 and May 31, 2010 are as follows:

	Three Months Ended June 30, 2011			Three Months Ended May 31, 2010
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
Operating revenues	$195,510	$30,973	$226,483	$125,170	$—	$125,170
Cost of services	52,659	16,181	68,840	30,463	—	30,463
Selling, general and administrative	45,810	7,511	53,321	40,177	—	40,177
Restructuring	72	(32)	40	—	—	—
Amortization of intangible assets	13,073	3,350	16,423	4,277	—	4,277
Depreciation expense	4,041	1,127	5,168	3,556	—	3,556

Total operating expenses	115,655	28,137	143,792	78,473	—	78,473

Operating income	79,855	2,836	82,691	46,697	—	46,697
Other expense (income), net			13,049			8,746

Income before provision for income taxes			69,642			37,951
Provision for income taxes			23,982			13,884

Net income			$45,660			$24,067

Pro Forma Results of Operations

The unaudited pro forma financial information below summarizes the combined results of operations for MSCI and RiskMetrics for the three months ended May 31, 2010 as though the companies were combined as of December 1, 2009. The unaudited pro forma financial information presented includes transaction costs directly attributable to the acquisition as well as the business combination accounting effects resulting from the acquisition including the amortization charges from acquired intangible assets, adjustments to interest income for lower average cash balances, interest expense for borrowings and the amortization of deferred financing fees, debt discounts and prepaid agency fees and the related tax effects as though the companies were combined as of December 1, 2009.

The unaudited pro forma financial information for the three months ended May 31, 2010 combine the historical results of MSCI for the three months ended May 31, 2010 with the historical results of RiskMetrics for the three-month period ended March 31, 2010 (due to differences in reporting periods).

The unaudited pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the RiskMetrics acquisition had taken place at December 1, 2009. The unaudited actual results for the three months ended June 30, 2011 and the unaudited pro forma financial information for the three months ended May 31, 2010 were as follows:

	Three Months Ended		Increase/(Decrease)
	Actual June 30, 2011	Pro Forma May 31, 2010
	(in thousands)
Operating revenues	$226,483	$202,216	$24,267	12.0%
Operating expenses:
Cost of services	68,840	68,429	411	0.6%
Selling, general and administrative	53,321	50,291	3,030	6.0%
Restructuring	40	—	40	n/a
Amortization of intangible assets	16,423	16,180	243	1.5%
Depreciation and amortization of property, equipment, and leasehold improvements	5,168	5,707	(539)	(9.4%)

Total operating expenses	143,792	140,607	3,185	2.3%

Operating income	82,691	61,609	21,082	34.2%
Other expense (income), net	13,049	17,881	(4,832)	(27.0%)
Provision for income taxes	23,982	12,915	11,067	85.7%

Net income	$45,660	$30,813	$14,847	48.2%

Total operating revenues increased $24.3 million, or 12.0%, to $226.5 million for the three months ended June 30, 2011. The increase was primarily driven by higher revenues from MSCI’s core benchmark indices, increased Index and ESG asset based fees and growth within our risk management analytics products.

Cost of services increased $0.4 million, or 0.6%, to $68.8 million for the three months ended June 30, 2011. Compensation and benefits expenses decreased $1.6 million to $49.2 million while non-compensation expenses rose by $2.0 million to $68.8 million, driven primarily by higher outside professional costs.

SG&A expense increased $3.0 million, or 6.0%, to $53.3 million for the three months ended June 30, 2011. Within SG&A, compensation and benefits expenses increased $3.1 million to $35.9 million. Non-compensation expenses decreased $0.1 million to $17.4 million.

Other expense (income), net decreased $4.8 million, or 27.0%, to $13.0 million for the three months ended June 30, 2011. The decrease was primarily driven by lower interest expense incurred as a result of the repricing of our senior secured term loan recognized during the three months ended March 31, 2011.

Six Months Ended June 30, 2011 Compared to the Six Months Ended May 31, 2010

Results of Operations

	Six Months Ended		Increase/(Decrease)
	June 30, 2011	May 31, 2010
	(in thousands, except per share data)
Operating revenues	$449,781	$246,850	$202,931	82.2%
Operating expenses:
Cost of services	139,058	59,754	79,304	132.7%
Selling, general and administrative	104,739	77,638	27,101	34.9%
Restructuring	4,471	—	4,471	n/a
Amortization of intangible assets	33,115	8,555	24,560	287.1%
Depreciation and amortization of property, equipment, and leasehold improvements	10,278	6,949	3,329	47.9%

Total operating expenses	291,661	152,896	138,765	90.8%

Operating income	158,120	93,954	64,166	68.3%
Other expense (income), net	35,134	12,166	22,968	188.8%
Provision for income taxes	43,805	30,203	13,602	45.0%

Net income	$79,181	$51,585	$27,596	53.5%

Earnings per basic common share	$0.65	$0.48	$0.17	35.4%

Earnings per diluted common share	$0.64	$0.48	$0.16	33.3%

Operating margin	35.2%	38.1%

Operating Revenues

The following table summarizes the revenue by product category for the six months ended June 30, 2011 compared to the six months ended May 31, 2010:

	Six Months Ended		Increase/(Decrease)
	June 30, 2011	May 31, 2010
	(in thousands)
Index and ESG:
Subscriptions	$128,434	$104,474	$23,960	22.9%
Asset based fees	74,156	50,620	23,536	46.5%

Total index and ESG products	202,590	155,094	47,496	30.6%
Risk management analytics	119,672	21,964	97,708	444.9%
Portfolio management analytics	58,477	61,725	(3,248)	(5.3%)
Energy and commodity analytics	6,819	8,067	(1,248)	(15.5%)
Governance	62,223	—	62,223	n/a

Total operating revenues	$449,781	$246,850	$202,931	82.2%

Total operating revenues for the six months ended June 30, 2011 increased $202.9 million, or 82.2%, to $449.8 million compared to $246.9 million for the six months ended May 31, 2010. Approximately $165.4 million of the year-over-year growth was comprised of revenues contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $37.5 million of growth was comprised of increases in asset based fees of $22.7 million and subscription revenues of $14.8 million. Our revenues are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our revenues for the six months ended June 30, 2011 would have been lower by $1.6 million.

Revenues related to index and ESG products increased $47.5 million, or 30.6%, to $202.6 million for the six months ended June 30, 2011 compared to $155.1 million for the six months ended May 31, 2010. Revenues from the index and ESG products subscriptions sub-category were up 22.9% to $128.4 million for the six months ended June 30, 2011 compared to $104.5 million for the six months ended May 31, 2010. Approximately $9.5 million of the growth in the index and ESG products subscriptions sub-category was comprised of revenues contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $14.5 million increase was attributable to growth primarily in our benchmark products.

Revenues attributable to the index asset based fees products sub-category increased 46.5% to $74.2 million for the six months ended June 30, 2011 compared to $50.6 million for the six months ended May 31, 2010. The increase in the asset based fees products sub-category was primarily driven by the increased average values of assets in ETFs linked to MSCI equity indices. The average value of assets in ETFs linked to MSCI equity indices in the aggregate increased 41.3% to $347.2 billion for the six months ended June 30, 2011 compared to $245.8 billion for the six months ended May 31, 2010. As of June 30, 2011, the value of assets in ETFs linked to MSCI equity indices was $360.5 billion, representing an increase of 51.4% from $238.1 billion as of May 31, 2010. The increase in asset based fees products sub-category also includes the impact of $4.3 million of non-recurring revenue recognized during the six months ended June 30, 2011.

Revenues related to risk management analytics products increased $97.7 million, or 444.9%, to $119.7 million for the six months ended June 30, 2011 compared to $22.0 million for the six months ended May 31, 2010. Approximately $92.9 million of the growth was comprised of revenues contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $4.8 million of growth primarily reflects an increase of sales in our risk analytics products.

Revenues related to portfolio management analytics products decreased $3.2 million, or 5.3%, to $58.5 million for the six months ended June 30, 2011 compared to $61.7 million for the six months ended May 31, 2010. Within portfolio management analytics, equity portfolio analytics decreased $2.8 million to $56.3 million and fixed income analytics decreased $0.5 million to $2.2 million.

Revenues from energy and commodity analytics products decreased $1.2 million, or 15.5%, to $6.8 million for the six months ended June 30, 2011 compared to $8.0 million for the six months ended May 31, 2010. The decrease is primarily the result of the timing of new and recurring sales.

Governance products contributed approximately $62.2 million to our operating revenues for the six months ended June 30, 2011. The governance product line was acquired with our purchase of RiskMetrics on June 1, 2010 and had no effect on our results of operations prior to that date.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated six months ended as if we had completed the RiskMetrics acquisition as of the beginning of the periods indicated:

	June 30, 2011	June 30, 2010
Index and ESG products	93.9%	92.3%
Risk management analytics	93.0%	87.7%
Portfolio management analytics	90.0%	86.7%
Energy and commodity analytics	82.9%	83.7%
Governance	87.7%	85.2%
Total	91.8%	88.4%

The following table sets forth our Core Retention Rates by product category for the indicated six months ended as if we had completed the RiskMetrics acquisition as of the beginning of the periods indicated:

	June 30,	June 30,
	2011	2010
Index and ESG products	94.0%	92.9%
Risk management analytics	93.5%	88.8%
Portfolio management analytics	91.5%	88.8%
Energy and commodity analytics	82.9%	83.7%
Governance	87.7%	85.2%
Total	92.2%	89.4%

The Aggregate Retention Rates for any six-month period are calculated by annualizing the cancellations for which we have received a notice of termination or non-renewal during the period and have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the six-month period. The Aggregate Retention Rate is computed on a product-by-product basis. Therefore, if a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction. For the calculation of the Core Retention Rate the same methodology is used except the cancellations during the six-month period are reduced by the amount of product swaps.

Operating Expenses

The following table shows operating expenses by each of the categories:

	Six Months Ended		Increase/(Decrease)
	June 30,	May 31,
	2011	2010
	(in thousands)
Cost of services:
Compensation and benefits	$101,439	$44,721	$56,718	126.8%
Non-compensation expenses	37,619	15,033	22,586	150.2%

Total cost of services	139,058	59,754	79,304	132.7%
Selling, general and administrative:
Compensation and benefits	72,422	45,069	27,353	60.7%
Non-compensation expenses	32,317	32,569	(252)	(0.8%)

Total selling, general and administrative	104,739	77,638	27,101	34.9%
Restructuring	4,471	—	4,471	n/a
Amortization of intangible assets	33,115	8,555	24,560	287.1%
Depreciation of property, equipment, and leasehold improvements	10,278	6,949	3,329	47.9%

Total operating expenses	$291,661	$152,896	$138,765	90.8%

Compensation and benefits	$173,861	$89,790	$84,071	93.6%
Non-compensation expenses	69,936	47,602	22,334	46.9%
Restructuring	4,471	—	4,471	n/a
Amortization of intangible assets	33,115	8,555	24,560	287.1%
Depreciation of property, equipment, and leasehold improvements	10,278	6,949	3,329	47.9%

Total operating expenses	$291,661	$152,896	$138,765	90.8%

Operating expenses were $291.7 million for the six months ended June 30, 2011, an increase of $138.8 million, or 90.8%, compared to $152.9 million for the six months ended May 31, 2010. We estimate that approximately $127.4 million of the year-over-year increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $11.4 million increase primarily reflects higher compensation and benefits. Our operating expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our operating expense for the six months ended June 30, 2011 would have been lower by $2.3 million.

During the six months ended June 30, 2011, compensation and benefits costs were $173.9 million, an increase of $84.1 million, or 93.6%, compared to $89.8 million for the six months ended May 31, 2010. Approximately $71.3 million of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $12.8 million increase primarily reflects $9.6 million in higher costs related to current staff and increased staffing levels and $3.5 million in higher stock based compensation expense, partially offset by $0.3 million in lower post-retirement and other expense.

Stock based compensation expense for the six months ended June 30, 2011 was $16.1 million, an increase of $5.9 million, or 58.7%, compared to $10.2 million for the six months ended May 31, 2010. The increase included expense associated with a performance award granted in June 2010 to certain of our employees, the amortization of awards assumed upon the acquisition of RiskMetrics and amortization of restricted stock units granted as a component of the 2010 annual bonus, partially offset by decreased expense associated with the amortization of the Founders Grant Award and restricted stock units granted as a component of the 2008 and 2009 annual bonus. Approximately $1.7 million and $4.1 million of the stock based compensation expense was related to the Founders Grant Award for the six months ended June 30, 2011 and May 31, 2010, respectively. For the six months ended June 30, 2011, approximately $3.8 million was associated with the Performance Award granted in June 2010. The decrease in the expense related to the Founders Grant Award and the 2008 and 2009 annual bonus awards are primarily attributable to the vestings that occurred.

Non-compensation expenses for the six months ended June 30, 2011 was $69.9 million, an increase of $22.3 million, or 46.9%, compared to $47.6 million for the six months ended May 31, 2010. The increase reflects $24.0 million of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010 as well as increased outside professional, travel and entertainment and market data costs. Partially offsetting this increase was the fact that during the six months ended May 31, 2010, we recognized $7.5 million in costs related to the acquisition of RiskMetrics while no similar costs were recognized during the six months ended June 30, 2011.

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

For the six months ended June 30, 2011, total cost of services increased $79.3 million, or 132.7%, to $139.1 million compared to $59.8 million for the six months ended May 31, 2010. Approximately $66.9 million of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $12.4 million increase was largely due to an increase in costs associated with compensation and benefits, travel and entertainment, information technology, market data, outside professional and occupancy costs.

Compensation and benefits expenses for the six months ended June 30, 2011 increased $56.7 million to $101.4 million compared to $44.7 million for the six months ended May 31, 2010. Approximately $48.8 million of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $7.9 million increase was largely due to higher costs related to current staff and increased staffing levels and increased stock based compensation expense, partially offset by lower post-retirement and other expenses.

Non-compensation expenses for the six months ended June 30, 2011 increased $22.6 million to $37.6 million compared to $15.0 million for the six months ended May 31, 2010. Approximately $18.1 million of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $4.5 million increase was largely due to increased travel and entertainment, information technology, market data, outside professional and occupancy costs.

Our cost of services expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our cost of services for the six months ended June 30, 2011 would have been lower by $1.0 million.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, consulting services and information technology costs. For the six months ended June 30, 2011, SG&A was $104.7 million, an increase of $27.1 million, or 34.9%, compared to $77.6 million for the six months ended May 31, 2010. The majority of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010.

Compensation and benefits expenses increased $27.3 million to $72.4 million for the six months ended June 30, 2011 compared to $45.1 million for the six months ended May 30, 2010. Approximately $22.4 million of the increase was the result of the acquisitions made during the second half of the year ended November 30, 2010. The remaining $4.9 million increase was largely due to higher costs related to current staff and increased staffing levels and increased stock based compensation expense.

Non-compensation expenses for the six months ended June 30, 2011 decreased $0.3 million to $32.3 million compared to $32.6 million for the six months ended May 31, 2010. In the six months ended May 31, 2010, we recognized $7.5 million in costs related to the acquisition of RiskMetrics while no similar costs were recognized during the six months ended June 30, 2011. In addition to this decrease, we recognized lower information technology and miscellaneous taxes and license fees during the six months ended June 30, 2011. Partially offsetting this decrease were higher outside professional and travel and entertainment expenses.

Our SG&A expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our SG&A expenses for the six months ended June 30, 2011 would have been lower by $1.1 million.

Restructuring

During the year ended November 30, 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics. Restructuring includes expenses associated with the elimination of overlapping positions and duplicative occupancy costs and the termination of overlapping vendor contracts. Restructuring expense was $4.5 million for the six months ended June 30, 2011. Approximately $0.5 million of the expense was associated with the elimination of overlapping positions and $3.9 million of the expense was associated with eliminating duplicative occupancy costs.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. Amortization of intangibles expense totaled $33.1 million and $8.6 million for the six months ended June 30, 2011 and May 31, 2010, respectively. The increase of $24.5 million was the result of increased amortization associated with the acquisitions of RiskMetrics and Measurisk made during the second half of the year ended November 30, 2010.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment, and leasehold improvements totaled $10.3 million and $6.9 million for the six months ended June 30, 2011 and May 31, 2010, respectively. The increase is primarily the result of depreciating equipment associated with the acquisitions made during the second half of the year ended November 30, 2010.

Other Expense (Income), Net

Other expense (income), net for the six months ended June 30, 2011 was $35.1 million, an increase of $23.0 million compared to $12.2 million for the six months ended May 31, 2010. The increase primarily reflects higher interest expense resulting from the term loan we entered into on June 1, 2010 as part of our acquisition of RiskMetrics and lower interest income.

Income Taxes

The provision for income tax expense for the three months ended June 30, 2011 was $43.8 million, an increase of $13.6 million, or 45.0%, compared to $30.2 million for the six months ended May 31, 2010. This increase is primarily due to higher taxable income resulting from the acquisitions made during the second half of the year ended November 30, 2010. These amounts reflect effective tax rates of 35.6% and 36.9% for the six months ended June 30, 2011 and May 31, 2010, respectively. The effective tax rate of 35.6% for the six months ended June 30, 2011 reflects our estimate of the effective tax rate for the period, adjusted for several discrete items recognized during the period.

Segment Results of Operations

The results of operations by segment for the six months ended June 30, 2011 and May 31, 2010 are as follows:

	Six Months Ended June 30, 2011			Six Months Ended May 31, 2010
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
Operating revenues	$387,558	$62,223	$449,781	$246,850	$—	$246,850
Cost of services	107,758	31,300	139,058	59,754	—	59,754
Selling, general and administrative	90,476	14,263	104,739	77,638	—	77,638
Restructuring	2,388	2,083	4,471	—	—	—
Amortization of intangible assets	26,415	6,700	33,115	8,555	—	8,555
Depreciation expense	8,020	2,258	10,278	6,949	—	6,949

Total operating expenses	235,057	56,604	291,661	152,896	—	152,896

Operating income	152,501	5,619	158,120	93,954	—	93,954
Other expense (income), net			35,134			12,166

Income before provision for income taxes			122,986			81,788
Provision for income taxes			43,805			30,203

Net income			$79,181			$51,585

Pro Forma Results of Operations

The unaudited pro forma financial information below summarizes the combined results of operations for MSCI and RiskMetrics for the six months ended May 31, 2010 as though the companies were combined as of December 1, 2009. The unaudited pro forma financial information presented includes transaction costs directly attributable to the acquisition as well as the business combination accounting effects resulting from the acquisition, including the amortization charges from acquired intangible assets, adjustments to interest income for lower average cash balances, interest expense for borrowings and the amortization of deferred financing fees, debt discounts and prepaid agency fees and the related tax effects as though the companies were combined as of December 1, 2009.

The unaudited pro forma financial information for the six months ended May 31, 2010 combine the historical results of MSCI for the six months ended May 31, 2010 with the historical results of RiskMetrics for the three-month period ended December 31, 2009 and the historical results of RiskMetrics for the three-month period ended March 31, 2010 (due to differences in reporting periods).

The unaudited pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the RiskMetrics acquisition had taken place at December 1, 2009. The unaudited actual results for the six months ended June 30, 2011 and the unaudited pro forma financial information for the six months ended May 31, 2010 were as follows:

	Six Months Ended		Increase/(Decrease)
	Actual	Pro Forma

	June 30, 2011	May 31, 2010
	(in thousands)
Operating revenues	$449,781	$400,368	$49,413	12.3%
Operating expenses:
Cost of services	139,058	134,067	4,991	3.7%
Selling, general and administrative	104,739	100,376	4,363	4.3%
Restructuring	4,471	—	4,471	n/a
Amortization of intangible assets	33,115	32,360	755	2.3%
Depreciation and amortization of property, equipment, and leasehold improvements	10,278	11,196	(918)	(8.2%)

Total operating expenses	291,661	277,999	13,662	4.9%

Operating income	158,120	122,369	35,751	29.2%
Other expense (income), net	35,134	34,926	208	0.6%
Provision for income taxes	43,805	28,096	15,709	55.9%

Net income	$79,181	$59,347	$19,834	33.4%

Total operating revenues increased $49.4 million, or 12.3%, to $449.8 million for the six months ended June 30, 2011. The increase was primarily driven by higher revenues from MSCI’s core benchmark indices and higher usage fees within our index and ESG subscription sub-category, increased index and ESG asset based fees and growth within our risk management analytics products.

Cost of services increased $5.0 million, or 3.7%, to $139.1 million for the six months ended June 30, 2011. Compensation and benefits expenses increased $1.8 million to $101.4 million. Non-compensation expenses rose by $3.2 million to $37.6 million, primarily driven by higher market data and outside professional costs.

SG&A expense increased $4.4 million, or 4.3%, to $104.7 million for the six months ended June 30, 2011. Within SG&A, compensation and benefits expenses increased $7.8 million to $72.4 million. Non-compensation expenses decreased $3.4 million to $32.3 million. The decrease in non-compensation expenses was primarily driven by lower taxes and license fees as well as lower information technology, travel and entertainment and marketing costs.

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

We primarily use interest rate swaps as part of our interest rate risk management strategy. During the six months ending June 30, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As a result of the repayment of the 2010 Term Loan on March 14, 2011, we discontinued prospective hedge accounting on our then-existing interest rate swaps as they no longer met hedge accounting requirements. We will continue to report the net loss related to the discontinued cash flow hedges in Other Comprehensive Income and expect to reclassify this amount into earnings during the contractual term of the swap agreements.

On March 22, 2011, we terminated our then-existing interest rate swaps and simultaneously entered into new interest rate swaps to hedge the 2011 Term Loan variable-rate debt. As of June 30, 2011, we had two outstanding interest rate swaps with a combined notional principal amount of $421.9 million that were designated as cash flow hedges of interest rate risk.

The effective combined rate on our hedged and unhedged debt was 3.92% for the six months ended June 30, 2011.

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

The New Credit Facility, as amended, also requires us to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) a maximum total leverage ratio (as defined in the credit facility, as amended) measured quarterly on a rolling four-quarter basis shall not exceed (a) 4.00:1.00 through March 31, 2011, (b) 3.75:1.00 from April 1, 2011 through June 30, 2011, (c) 3.50:1.00 from July 1, 2011 through September 30, 2011, and (d) 3.25:1.00 thereafter; and (2) a minimum interest coverage ratio (as defined in the credit facility, as amended) measured quarterly on a rolling four-quarter basis shall be (a) 4.50:1.00 through March 31, 2011, and (b) 5.00:1.00 thereafter. As of June 30, 2011, our Consolidated Leverage Ratio as defined in the Credit Facility was 2.66:1.00 and our Consolidated Interest Coverage Ratio as defined in the credit facility was 6.88:1.00.

The New Credit Facility, as amended, also contains customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, bankruptcy and insolvency events, invalidity or impairment of loan documentation or collateral, change of control and customary ERISA defaults.

Cash flows

Cash and cash equivalents

	As of
	June 30, 2011	November 30, 2010
	(in thousands)
Cash and cash equivalents	$175,895	$226,575

Cash provided by (used in) operating, investing and financing activities

	For the Six Months Ended
	June 30, 2011	May 31, 2010
	(in thousands)
Cash provided by operating activities	$80,246	$55,104
Cash (used in) provided by investing activities	$(44,978)	$229,862
Cash used in financing activities	$(132,974)	$(308,413)
Effect of exchange rates on cash and cash equivalents	$4,178	$(429)

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $80.2 million and $55.1 million for the six months ended June 30, 2011 and May 31, 2010, respectively. The $25.1 million year-over-year increase primarily reflects decreased payments for cash compensation and income taxes.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash used in investing activities was $45.0 million for the six months ended June 30, 2011 compared to cash provided by investing activities of $229.9 million for the six months ended May 31, 2010. The year-over-year change of $274.8 million primarily reflects the decreased proceeds from the maturation of short-term investments during the six months ended June 30, 2011. During the six months ended May 31, 2010, the proceeds from the maturation of short-term investments were used to pay down the then-existing debt facility and held as cash in preparation of funding the closing of the RiskMetrics acquisition.

Cash flows from financing activities

Cash used in financing activities was $133.0 million and $308.4 million for the six months ended June 30, 2011 and May 31, 2010, respectively. The year-over-year change primarily reflects cash payments made to service and refinance the credit facility entered into in connection with the acquisition of RiskMetrics, partially offset by increased proceeds from the exercise of employee stock options and excess tax benefits related to the exercise of options and the conversion of restricted stock units and restricted stock awards that occurred during the six months ended June 30, 2011.

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

Revenues from index-linked investment products represented approximately $74.2 million, or 16.5%, and $50.6 million, or 20.5%, of our operating revenues for the six months ended June 30, 2011 and May 31, 2010, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, substantially all of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in euros, pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. Approximately $59.7 million, or 13.3%, and $30.5 million, or 13.6%, of our revenues for the six months ended June 30, 2011 and May 31, 2010, respectively, were denominated in foreign currencies, the majority of which were in euros, pounds sterling and Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $99.8 million, or 34.3%, and $51.0 million, or 34.7%, of our expenses for the six months ended June 30, 2011 and May 31, 2010, respectively, were denominated in foreign currencies, the significant majority of which were denominated in Swiss francs, pounds sterling, Hong Kong dollars, euros, Hungarian forints, Indian rupees, Japanese yen and Mexican pesos. Expenses paid in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. As a result of these positions, we recognized foreign currency exchange gains of $0.1 million and foreign currency exchange losses $0.1 million for the six months ended June 30, 2011 and May 31, 2010, respectively. These amounts were recorded in “other expense (income)” in our Condensed Consolidated Statements of Income. Although we do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency, we minimize exposure by reducing the value of the assets and liabilities in currencies other than the functional currency of the legal entity in which they are located.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $175.9 million at June 30, 2011 and $226.6 million at November 30, 2010, respectively. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. At June 30, 2011 and November 30, 2010, we had invested $111.2 million and $73.9 million, respectively, in debt securities with maturity dates ranging from 91 to 365 days from the date of purchase. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the credit facility, as amended, bear interest at a rate equal to the sum of the greater of the LIBOR and 1.00%, and a margin of 2.75%, which margin will be subject to adjustment based on our leverage ratio.

The Company entered into interest rate swap agreements which will be amortized through August 2013. The swap agreements were designated as cash flow hedges of interest rate risk and qualify for hedge accounting treatment under ASC Subtopic 815-10. Changes in LIBOR will affect the interest rate on the portion of our credit facilities which have not been hedged by the interest rate swaps and, therefore, our costs under the credit facilities. Assuming an average of $700.3 million of variable rate debt outstanding, a hypothetical 175 basis point increase in LIBOR for a one year period would result in approximately $7.0 million of additional interest rate expense.

We recorded a pre-tax loss in other comprehensive income of $2.5 million ($1.5 million after tax) for the six months ended June 30, 2011 as a result of the fair value measurement of these swaps. The fair value of these swaps is included in other accrued liabilities on our Condensed Consolidated Statement of Financial Condition.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended June 30, 2011 in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, which arise in the ordinary course of business. While the amounts claimed could be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that MSCI’s business, operating results, financial condition or cash flows in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are currently pending or asserted will not, individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.

Item 1A.	Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the quarter ended June 30, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2011-April 30, 2011) Employee Transactions (1)	503	$34.52	N/A	N/A
Month #2 (May 1, 2011-July, 2011) Employee Transactions (1)	—	$—	N/A	N/A
Month #3 (June 1, 2011-June 30, 2011) Employee Transactions (1)	8	$37.77	N/A	N/A

Total Employee Transactions (1)	511	$34.57	N/A	N/A

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

Dated: August 5, 2011

MSCI INC. (Registrant)

By:	/s/ DAVID M. OBSTLER
David M. Obstler
Principal Financial Officer and Authorized Signatory

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED JUNE 30, 2011

	3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008)

*	10.1	MSCI Inc. Independent Directors Deferral Plan

*	10.43	RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (originally filed as Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-165888), filed with the SEC on June 3, 2010)

	11	Statement Re: Computation of Earnings Per Common share (The calculation per share earnings is in Part I, Item I, Note 5 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K

*	15	Letter of awareness from Deloitte & Touche LLP, dated August 5, 2011, concerning unaudited interim financial information

**	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

**	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

***	101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—March 31, 2011 and November 30, 2010, (ii) the Condensed Consolidated Statements of Income—Three and Six Months Ended June 30, 2011 and May 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2011 and May 31, 2010 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-1