Form 10-Q
period 2011-09-30
MSCI Inc.
filed 2011-11-04
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 120,567,744 shares of the Registrant’s class A common stock, $0.01 par value, outstanding and no shares of the Registrant’s class B common stock, $0.01 par value, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

MSCI Inc.’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer and its Chief Financial Officer. MSCI Inc. will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”) on its internet site. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, One Chase Manhattan Plaza, 44th Floor, New York, NY 10005; (212) 804-5273. The information on MSCI Inc.’s internet site is not incorporated by reference into this report.

PART I

Item 1.	Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	As of
	September 30, 2011	November 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$221,575	$226,575
Short-term investments	142,754	73,891
Trade receivables (net of allowances of $1,073 and $1,013 as of September 30, 2011 and November 30, 2010, respectively)	166,948	147,662
Deferred taxes	55,012	47,811
Prepaid taxes	19,132	21,010
Prepaid and other assets	27,015	19,334

Total current assets	632,436	536,283
Property, equipment and leasehold improvements (net of accumulated depreciation of $57,027 and $41,573 at September 30, 2011 and November 30, 2010, respectively)	36,911	34,368
Goodwill	1,708,585	1,706,671
Intangible assets (net of accumulated amortization of $239,311 and $190,311 at September 30, 2011 and November 30, 2010, respectively)	661,149	716,250
Other non-current assets	25,133	29,594

Total assets	$3,064,214	$3,023,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$431	$2,162
Accrued compensation and related benefits	85,011	99,046
Other accrued liabilities	47,073	39,500
Current maturities of long-term debt	10,334	54,916
Deferred revenue	291,045	271,300

Total current liabilities	433,894	466,924
Long-term debt, net of current maturities	1,104,116	1,207,881
Deferred taxes	236,372	240,944
Other non-current liabilities	27,884	27,300

Total liabilities	1,802,266	1,943,049

Commitments and Contingencies (see Note 10)
Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 500,000,000 class A shares and 250,000,000 class B shares authorized; 121,708,373 and 120,544,551 class A shares issued and 120,559,212 and 119,522,043 class A shares outstanding at September 30, 2011 and November 30, 2010, respectively; no class B shares issued and outstanding at September 30, 2011 and November 30, 2010, respectively)	1,217	1,205
Treasury shares, at cost (1,149,161 and 1,022,508 shares at September 30, 2011 and November 30, 2010, respectively)	(38,142)	(33,319)
Additional paid in capital	984,253	938,014
Retained earnings	318,975	176,183
Accumulated other comprehensive loss	(4,355)	(1,966)

Total shareholders’ equity	1,261,948	1,080,117

Total liabilities and shareholders’ equity	$3,064,214	$3,023,166

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2011	August 31, 2010	September 30, 2011	August 31, 2010
	(unaudited)
Operating revenues	$225,026	$202,733	$674,807	$449,583

Cost of services	68,968	69,741	208,026	129,495
Selling, general and administrative	53,724	63,306	158,463	140,944
Restructuring	(1,002)	6,953	3,469	6,953
Amortization of intangible assets	16,422	16,350	49,537	24,905
Depreciation and amortization of property, equipment and leasehold improvements	4,669	4,934	14,947	11,883

Total operating expenses	142,781	161,284	434,442	314,180

Operating income	82,245	41,449	240,365	135,403

Interest income	(184)	(114)	(513)	(865)
Interest expense	13,113	20,415	42,552	33,842
Other expense (income)	(983)	524	5,041	14

Other expense (income), net	11,946	20,825	47,080	32,991

Income before provision for income taxes	70,299	20,624	193,285	102,412
Provision for income taxes	20,512	10,305	64,317	40,508

Net income	$49,787	$10,319	$128,968	$61,904

Earnings per basic common share	$0.41	$0.09	$1.06	$0.56

Earnings per diluted common share	$0.40	$0.08	$1.05	$0.55

Weighted average shares outstanding used in computing earnings per share
Basic	120,831	118,339	120,570	109,672

Diluted	122,303	120,341	122,186	110,762

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30, 2011	August 31, 2010
	(unaudited)
Cash flows from operating activities
Net income	$128,968	$61,904
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	49,537	24,905
Share-based compensation	24,322	22,944
Depreciation of property, equipment and leasehold improvements	14,947	11,883
Amortization of debt origination fees	4,405	6,610
Deferred taxes	(12,950)	4,861
Amortization of discount on long-term debt	801	1,064
Excess tax benefits from share-based compensation	(4,076)	(2,503)
Other non-cash adjustments	1,420	321
Changes in assets and liabilities, net of assets and liabilities acquired:
Trade receivables	(28,883)	(1,800)
Prepaid income taxes	4,860	(7,943)
Prepaid and other assets	(9,649)	1,835
Accounts payable	237	(3,369)
Deferred revenue	21,166	16,042
Accrued compensation and related benefits	(15,139)	(7,377)
Other accrued liabilities	(3,083)	(9,871)
Other	(1,953)	1,732

Net cash provided by operating activities	174,930	121,238

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(1,100,943)
Proceeds from redemption of short-term investments	73,103	375,044
Purchase of investments	(142,896)	(121,652)
Capital expenditures	(16,842)	(7,095)
Proceeds from the sale of property, equipment and leasehold improvements	—	22

Net cash used in investing activities	(86,635)	(854,624)

Cash flows from financing activities
Repayment of long-term debt	(1,274,249)	(383,688)
Proceeds from borrowing, net of discount	1,125,000	1,268,625
Repayment of RiskMetrics Group, Inc. debt acquired	—	(107,485)
Payment of financing fees	—	(34,029)
Repurchase of treasury shares	(2,941)	(4,207)
Proceeds from exercise of stock options	13,759	14,166
Excess tax benefits from share-based compensation	4,076	2,503

Net cash provided by (used in) financing activities	(134,355)	755,885

Effect of exchange rate changes	(1,788)	(788)

Net increase (decrease) in cash	(47,848)	21,711
Cash and cash equivalents, beginning of period	269,423	176,024

Cash and cash equivalents, end of period	$221,575	$197,735

Supplemental disclosure of cash flow information:
Cash paid for interest	$41,277	$24,148

Cash paid for income taxes	$72,280	$43,313

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$2,271	$3,200

Acquisition of RiskMetrics Group, Inc., class A common stock issued	$—	$371,815

Fair value of stock options and restricted stock awards assumed in connection with acquisition of RiskMetrics Group, Inc.	$—	$53,879

Unpaid portion of Measurisk, LLC acquisition price	$—	$300

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

Financial information for the three months and nine months ended September 30, 2010 has not been included in this Form 10-Q for the following reasons: (i) the three months and nine months ended August 31, 2010, respectively, provide a meaningful comparison for the three and nine months ended September 30, 2011, respectively; (ii) there are no significant factors, seasonal or other, that would materially impact the comparability of information if the results for the three and nine months ended September 30, 2010, respectively, were presented in lieu of results for the three and nine months ended August 31, 2010, respectively; and (iii) it was not practicable or cost justified to prepare this information.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of September 30, 2011 and November 30, 2010, the results of operations for the three and nine months ended September 30, 2011 and August 31, 2010 and cash flows for the nine months ended September 30, 2011 and August 31, 2010. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010. The condensed consolidated financial statement information as of November 30, 2010 has been derived from the 2010 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash deposits and short-term investments. At September 30, 2011 and November 30, 2010, cash and cash equivalents held primarily on deposit were $221.6 million and $226.6 million, respectively. At September 30, 2011 and November 30, 2010, the Company had invested $142.8 million and $73.9 million, respectively, in debt securities with maturity dates ranging from 91 to 365 days from the date of purchase.

For the three and nine months ended September 30, 2011 and for the three months ended August 31, 2010, no single customer accounted for 10.0% or more of the Company’s operating revenues. For the nine months ended August 31, 2010, BlackRock Inc. accounted for 10.6% of the Company’s operating revenues.

2. RECENT ACCOUNTING STANDARDS UPDATES

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The adoption of ASU 2009-13 did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements,” or ASU 2009-14. ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The adoption of ASU 2009-14 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” or ASU 2011-05. The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In October 2011, the FASB announced that they will discuss at a future meeting whether to delay the specific requirement under ASU 2011-05 to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The provisions covered by ASU 2011-05 are effective for interim periods and years beginning after December 15, 2011 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2011-05 on its condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” or ASU 2011-08, which amends the guidance in ASC subtopic 350-20, “Intangibles—Goodwill and Other—Goodwill.” Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, entities are then required to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company adopted ASU 2011-08 during the quarter ended September 30, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s condensed consolidated financial statements. See Note 9, “Goodwill and Intangible Assets,” for further information regarding the Company’s goodwill testing.

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

During the nine months ended August 31, 2010, MSCI incurred approximately $21.2 million in transaction related costs related to the acquisition of RiskMetrics. These costs are reflected in “Selling, general and administrative” on the Condensed Consolidated Statements of Income.

Purchase Price Allocation

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As a result of the finalization of the acquired income and non-income based tax valuations, Other assets, Goodwill, Accounts payable and other liabilities and Deferred tax liabilities, net increased.

MSCI generally does not expect the goodwill recognized to be deductible for income tax purposes. Approximately $1,014.8 million and $231.1 million of the goodwill was allocated to the Performance and Risk and the Governance segments, respectively. These balances changed during the three months ended June 30, 2011 from those reported at November 30, 2010 as a result of the finalization of the acquired income and non-income based tax valuations.

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

Actual Impact of RiskMetrics Acquisition

The following table presents the Company’s estimates for information for RiskMetrics from the June 1, 2010 acquisition date that is included in MSCI’s Condensed Consolidated Statements of Income:

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

RiskMetrics’ Operations Included in MSCI’s Results

(in thousands)	Three Months Ended September 30, 2011	Three Months Ended August 31, 2010	Nine Months Ended September 30, 2011	Nine Months Ended August 31, 2011
Total revenues	$77,515	$76,980	$234,799	$76,980
Net income	$21,806	$4,293	$44,873	$4,293

Acquisition of Measurisk

On July 30, 2010, MSCI acquired Measurisk, LLC (“Measurisk”) to expand its product offerings to hedge fund investors. This was not deemed to be an individually significant acquisition. MSCI has accounted for this acquisition in accordance with the ASC Subtopic 805-10 and has included the financial results of Measurisk in its consolidated results from the July 30, 2010 acquisition date. For the three and nine months ended September 30, 2011, Measurisk contributed approximately $3.8 million and $10.9 million to MSCI’s revenue, respectively. For the three and nine months ended August 31, 2010, Measurisk contributed approximately $1.1 million to MSCI’s revenue and $0.3 million to MSCI’s earnings. Other earnings contributions from Measurisk were not separately identifiable due to the Company’s integration activities. The purchase price allocations for this acquisition were $2.3 million for other assets, $9.5 million for identifiable intangible assets, $1.9 million for other liabilities and $21.1 million for goodwill.

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

The unaudited pro forma financial information for the nine months ended August 31, 2010 combine the historical results of MSCI for the nine months ended August 31, 2010, the historical results of RiskMetrics for the three-month period ended March 31, 2010 and the historical results of RiskMetrics for the three-month period ended December 31, 2009 (due to differences in reporting periods), adjusted to reflect the accounting effects described above.

The unaudited pro forma financial information and the effects of the pro forma adjustments described above were as follows for the nine months ended August 31, 2010:

Nine Months Ended August 31, 2010
(in thousands)	(unaudited)
Operating revenues	$603,101

Cost of services	203,808
Selling, general and administrative	149,990
Restructuring	6,953
Amortization of intangible assets	48,710
Depreciation and amortization of property, equipment and leasehold improvements	16,130

Total operating expenses	425,591

Operating income	177,510
Other expense (income), net	52,460

Income before provision for income taxes	125,050
Provision for income taxes	44,395

Net income	$80,655

Earnings per diluted common share	$0.67

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The unaudited pro forma financial information by MSCI’s operating segments’ and the effects of the pro forma adjustments listed above are presented in the table below (See Note 14, “Segment Information,” for further information about MSCI’s operating segments):

	Nine Months Ended August 31, 2010
	(unaudited)
(in thousands)	Performance and Risk	Governance	Total
Operating revenues	$508,146	$94,955	$603,101
Cost of services	151,675	52,133	203,808
Selling, general and administrative	130,629	19,361	149,990
Restructuring	6,032	921	6,953
Amortization of intangible assets	38,660	10,050	48,710
Depreciation expense	13,427	2,703	16,130

Total operating expenses	340,423	85,168	425,591

Operating income	167,723	9,787	177,510
Other expense (income), net			52,460

Income before provision for income taxes			125,050
Provision for income taxes			44,395

Net income			$80,655

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

During the nine months ended September 30, 2011, the Company recorded $3.5 million of restructuring expenses in connection with the Restructuring Plan, of which $1.9 million was related to costs associated with the exit of certain leases, $0.9 million was related to the write-off of assets associated with the exit of certain leases, $0.7 million was related to severance and less than $0.1 million was related to the accelerated vesting of share-based compensation awards triggered by the elimination of overlapping positions. During the three months ended September 30, 2011, the Company reversed approximately $1.2 million of reserves that were associated with eliminating duplicative facilities as the final cost of exiting the facilities was lower than originally estimated. During the nine months ended August 31, 2010, the Company recorded $7.0 million of restructuring expenses in connection with the Restructuring Plan, of which approximately $3.4 million was

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

related to severance and $2.5 million was related to the accelerated vesting of share-based compensation awards triggered by the elimination of overlapping positions, $0.9 million was related to costs associated with discontinuance of the planned integration of a product into RiskMetrics’ standard product offering suite and $0.1 million was related to costs associated with the exit of certain leases. The accelerated vesting of share-based compensation awards is not accounted for as a restructuring liability under the line item “Other accrued liabilities” but is instead recorded under the line item “Additional paid in capital” in the Company’s Condensed Consolidated Statement of Financial Condition.

During the nine months ended September 30, 2011, approximately $1.6 million of the restructuring expenses were recorded under the Company’s Performance and Risk operating segment and $1.9 million were recorded under the Company’s Governance operating segment. During the nine months ended August 31, 2010, approximately $6.0 million of the restructuring expenses were recorded under the Company’s Performance and Risk operating segment and $0.9 million were recorded under the Company’s Governance operating segment. The Company may incur additional future restructuring costs over the course of the current fiscal year. Any changes to the estimates in connection with executing the Restructuring Plan will be reflected in the Company’s future results of operations.

The table below summarizes the accrual and charges incurred with respect to the Company’s Restructuring Plan that are included in the line items “Other accrued liabilities” in the Company’s Condensed Consolidated Statement of Financial Condition as of November 30, 2010 and September 30, 2011:

MSCI Restructuring Plan

(in thousands)	Severance	Lease termination	Other	Total
Accrued Balance, November 30, 2010	$1,087	$1,297	$—	$2,384
Restructuring costs	674	2,911	—	3,585
Cash payments	(1,411)	(3,227)	—	(4,638)
Other	—	(39)	—	(39)

Accrued Balance, September 30, 2011	$350	$942	$—	$1,292

5. EARNINGS PER COMMON SHARE

Basic EPS is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 32,757 and 17,174 anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2011, respectively. There were 456,748 and 152,249 anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended August 31, 2010, respectively.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2011	August 31, 2010	September 30, 2011	August 31, 2010
	(in thousands, except per share data)
Net income	$49,787	$10,319	$128,968	$61,904
Less: Allocations of earnings to unvested restricted stock units (1)	(483)	(118)	(1,251)	(709)

Earnings available to MSCI common shareholders	$49,304	$10,201	$127,717	$61,195

Basic weighted average common shares outstanding	120,831	118,339	120,570	109,672

Basic weighted average common shares outstanding	120,831	118,339	120,570	109,672
Effect of dilutive securities:
Stock options	1,472	2,002	1,616	1,090

Diluted weighted average common shares outstanding	122,303	120,341	122,186	110,762

Earnings per basic common share	$0.41	$0.09	$1.06	$0.56

Earnings per diluted common share	$0.40	$0.08	$1.05	$0.55

(1)

The restricted stock units participate in all of the earnings of the Company in the computation of basic EPS and, therefore, the restricted stock units are not included as incremental shares in the diluted EPS computation.

6. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	August 31, 2010	September 30, 2011	August 31, 2010
	(in thousands)
Net income	$49,787	$10,319	$128,968	$61,904
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(6,753)	1,211	(2,646)	1,485
Income tax effect	2,642	(474)	1,035	(581)

	(4,111)	737	(1,611)	904

Unrealized gains (losses) on cash flow hedges	(617)	(2,074)	(3,140)	3,305
Income tax effect	242	812	1,229	(1,288)

	(375)	(1,262)	(1,911)	2,017

Pension and other post-retirement adjustments	50	179	9	385
Income tax effect	(8)	(40)	—	(91)

	42	139	9	294

Unrealized gains on available-for-sale securities	—	2	1	5
Income tax effect	—	(1)	—	(2)

	—	1	1	3

Other comprehensive (loss) income, net of tax	(4,444)	(385)	(3,512)	3,218

Comprehensive income	$45,343	$9,934	$125,456	$65,122

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. SHORT-TERM INVESTMENTS

Short-term investments may include U.S. Treasury securities, state and municipal securities and highly rated corporate debt securities with maturity dates ranging from 91 to 365 days from the date of purchase.

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

The fair value and gross unrealized gains and losses of securities available-for-sale as of the dates indicated were as follows:

(in thousands)	Amortized Cost plus Accrued Interest	Gross unrealized gains	Gross unrealized losses	Estimated Fair value
September 30, 2011
Debt securities available-for-sale
U.S. Treasury securities	$140,434	$21	$(5)	$140,450
Tradable certificates of deposit	2,304	—	—	2,304

Total	$142,738	$16	$(5)	$142,754

November 30, 2010
Debt securities available-for-sale
U.S. Treasury securities	$66,924	$3	$—	$66,927
Commercial paper	5,350	1	—	5,351
State and municipal securities	1,612	1	—	1,613

Total	$73,886	$5	$—	$73,891

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and for 12 months or greater and their related fair values at September 30, 2011 were as follows:

	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
U.S. Treasury securities	$45,829	$(5)	$—	$—	$45,829	$(5)

Total	$45,829	$(5)	$—	$—	$45,829	$(5)

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company had no investments with continuous unrealized losses for less than 12 months and for 12 months or greater at September 30, 2011 or November 30, 2010.

Evaluating Investments for Other-than-Temporary Impairments

If the fair values of the Company’s debt security investments are less than the amortized costs at the balance sheet date, the Company assesses whether the impairments are other than temporary. As the Company currently invests only in U.S. Treasury securities, state and municipal securities and highly rated corporate debt securities with a short duration (one year or less), it would take a significant decline in fair value and U.S. economic conditions for the Company to determine that these investments are other than temporarily impaired.

Additionally, management assesses whether it intends to sell or would more-likely-than-not not be required to sell the investment before the expected recovery of the cost basis. Management has asserted that, given the short maturation period of the Company’s investments, it believes it is more-likely-than-not that it will not be required to sell the investments before recovery of the cost basis.

As of September 30, 2011 and November 30, 2010, no other-than-temporary impairment had been recorded on any of the Company’s investments.

8. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at September 30, 2011 and November 30, 2010 consisted of the following:

	As of
	September 30, 2011	November 30, 2010
	(in thousands)
Computer & related equipment	$65,331	$50,557
Furniture & fixtures	4,419	4,571
Leasehold improvements	20,585	19,912
Work-in-process	3,603	901

Subtotal	93,938	75,941
Accumulated depreciation and amortization	(57,027)	(41,573)

Property, equipment and leasehold improvements, net	$36,911	$34,368

Depreciation and amortization expense of property, equipment and leasehold improvements was $4.7 million and $4.9 million for the three months ended September 30, 2011 and August 31, 2010, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $14.9 million and $11.9 million for the nine months ended September 30, 2011 and August 31, 2010, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests goodwill for impairment on an annual basis and on an interim basis when certain events and circumstances exist. The testing for impairment is performed at the reporting unit level, which is generally at the level of its business segments. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of impairment. Additionally, if the book value of a reporting unit is zero or a negative value and it is determined that it is more likely than not that the goodwill is impaired, further analysis is required.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s accounting policy was to conduct the annual goodwill impairment test as of June 1, with the most recent annual goodwill impairment test completed as of June 1, 2011. Effective in the quarter ended September 30, 2011, the Company elected to prospectively change its accounting policy to begin conducting the annual goodwill impairment test annually on July 1. As a result, during the fiscal year 2011, the Company tested goodwill for impairment as of June 1, 2011 and July 1, 2011 and concluded that there was no impairment of the carrying value of the goodwill. The change to the annual goodwill impairment testing date is preferable under the circumstances as the impairment testing became consistent with the testing date prior to the change in fiscal year end (first day of third quarter), the impairment testing will use financial information as of the beginning of a quarter, which will have been subject to the prior quarter’s closing process; and the new date provides sufficient time to accurately complete the annual goodwill impairment testing prior to the Company’s quarterly reporting, thus avoiding interruptions with the quarterly reporting process. The resulting change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge of the Company’s goodwill. As it was impracticable to objectively determine the estimates and assumptions necessary to perform the annual goodwill impairment test as of each July 1 for periods prior to July 1, 2011, the Company has prospectively applied the change in the annual goodwill impairment testing date from July 1, 2011. The application of this change in accounting policy did not result in any impairment charges recognized in the Company’s Condensed Consolidated Financial Statements in any periods presented.

Effective July 1, 2011, the Company adopted the provisions of ASU 2011-08 which allows the Company the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test.

Changes in the carrying amount of the Company’s goodwill for the nine months ended September 30, 2011 were as follows:

Total
Goodwill at November 30, 2010	$1,706,671
Changes to goodwill (1)	1,914

Goodwill at September 30, 2011	$1,708,585

(1)	Resulting from the finalization of the valuation of the acquired RiskMetrics assets and liabilities.

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

Amortization expense related to intangible assets for both of the three months ended September 30, 2011 and August 31, 2010 was $16.4 million. Amortization expense related to intangible assets for the nine months ended September 30, 2011 and August 31, 2010 was $49.5 million and $24.9 million, respectively.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of September 30, 2011
Customer relationships	$459,010	$(53,761)	$405,249
Trademarks/trade names	243,440	(43,426)	200,014
Technology/software	191,430	(138,809)	52,621
Proprietary process	3,800	(844)	2,956
Non-compete agreements	2,780	(2,471)	309
Transition agreements	—	—	—

Total intangible assets	$900,460	$(239,311)	$661,149

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of November 30, 2010
Customer relationships	$461,690	$(29,500)	$432,190
Trademarks/trade names	243,440	(35,381)	208,059
Technology/software	194,131	(123,824)	70,307
Proprietary process	3,800	(317)	3,483
Non-compete agreements	2,780	(929)	1,851
Transition agreements	720	(360)	360

Total intangible assets	$906,561	$(190,311)	$716,250

During the nine months ended September 30, 2011, the Company retired approximately $2.7 million, $2.7 million and $0.7 million of fully amortized and expired intangible assets related to Customer relationships, Technology/software and transition agreements, respectively.

The estimated amortization expense for succeeding years is presented below:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2011	$16,267
2012	63,835
2013	53,087
2014	52,864
2015	52,787
2016	50,803
Thereafter	371,506

Total	$661,149

10. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for both of the three months ended September 30, 2011 and August 31, 2010 was $4.7 million. Rent expense for the nine months ended September 30, 2011 and August 31, 2010 was $13.8 million and $10.3 million, respectively.

On September 16, 2011, the Company entered into a new lease agreement with 7 World Trade Center, LLC, pursuant to which the Company will rent approximately 126,000 square feet of office space for its new corporate headquarters at 7 World Trade Center, New York, New York (the “Lease”). The Company will commence leasing its headquarters on or about February 1, 2012 (the “Commencement Date”), subject to certain customary conditions.

The Lease is initially scheduled to expire on February 28, 2033, subject to the Company’s option to renew the Lease for an additional ten years after the initial expiration date. The Company also has the option to terminate the Lease early on February 1, 2028, subject to compliance with the terms and conditions of the Lease, including the payment of a termination fee. The aggregate rent over the life of the Lease is approximately $170.1 million plus certain customary expenses. From February 1, 2013 (the “Rent Commencement Date”) through and including January 31, 2018, the day preceding the fifth anniversary of

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the Rent Commencement Date, the annual rent paid will be approximately $7.3 million. Thereafter, the annual rent to be paid increases 10% on each of the fifth, tenth and fifteenth anniversaries of the Rent Commencement Date.

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

On March 14, 2011, MSCI completed the repricing of the New Credit Facility pursuant to Amendment No. 2 to the New Credit Facility (“Amendment No. 2”). Amendment No. 2 provided for the incurrence of a new senior secured loan (the “2011 Term Loan”) in an aggregate principal amount of $1,125.0 million. The proceeds of the 2011 Term Loan, together with $87.6 million of cash on hand, were used to repay the remaining $1,212.6 million outstanding balance of the 2010 Term Loan in full. The 2011 Term Loan matures in March 2017. Amendment No. 2 decreased the interest rate applicable to the 2011 Term Loan from the London Interbank Offered Rate (“LIBOR”) plus 3.25% (with a leverage-based stepdown) to LIBOR plus 2.75% (with a leverage-based stepdown) and reduced the LIBOR floor applicable to the 2011 Term Loan from 1.50% to 1.00%. Prepayments or amendments of the 2011 Term Loan that constitute a “repricing transaction” (as defined in Amendment No. 2) will be subject to a premium of 1.00% of the 2011 Term Loan if prepaid or amended on or prior to March 14, 2012. Prepayments and repricings made after March 14, 2012 will not be subject to premium or penalty. For unused credit under the Revolving Credit Facility, the Company pays an annual 0.75% non-usage fee. The Company incurred $6.1 million in fees associated with the repricing which are reflected in “other expense (income)” on the Company’s Condensed Consolidated Statement of Income for the nine months ended September 30, 2011.

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

In connection with entering into the New Credit Facility, as amended, the Company recorded deferred financing fees which are being amortized over four to seven years. The Company amortized $1.3 million and $4.4 million of deferred financing fees associated with the New Credit Facility in interest expense during the three and nine months ended September 30, 2011, respectively. At September 30, 2011, $26.2 million of the deferred financing fees remain unamortized, $5.1 million of which is included in “prepaid and other assets” and $21.1 million of which is included in “other non-current assets” on the Company’s Condensed Consolidated Statement of Financial Condition.

Current maturities of long term debt at September 30, 2011 was $10.3 million, net of a $0.9 million discount. Long term debt, net of current maturities at September 30, 2011 was $1,104.1 million, net of a $4.0 million discount. Approximately $0.2 million and $0.8 million of the debt discount associated with the New Credit Facility, as amended, was amortized in interest expense during the three and nine months ended September 30, 2011.

The fair market value of the Company’s debt obligations were $1,119.5 million and $1,275.0 million at September 30, 2011 and November 30, 2010, respectively. The fair market value was estimated based on market bid quotes.

Interest Rate Swaps and Derivative Instruments. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the nine months ending September 30, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As a result of the repayment of the 2010 Term Loan on March 14, 2011, the Company discontinued prospective hedge accounting on its then-existing interest rate swaps as they no longer met hedge accounting requirements. The Company will continue to report the net loss related to the discontinued cash flow hedges in Other Comprehensive Income and is expected to reclassify this amount into earnings during the contractual term of the swap agreements. On March 22, 2011, the Company terminated its then-existing interest rate swaps and simultaneously entered into new interest rate swaps to hedge its newly issued variable-rate debt. As of September 30, 2011, the Company had two outstanding interest rate swaps with a combined notional principal amount of $420.8 million that were designated as cash flow hedges of interest rate risk.

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

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Condensed Consolidated Statements of Financial Condition:

(In thousands)	Condensed Consolidated Statements of Financial Condition Location	As of September 30, 2011	As of November 30, 2010
Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other accrued liabilities	$(2,956)	$(1,772)

The following tables present the effect of the Company’s derivatives and the location in which they are presented on the Company’s Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives (Effective Portion) for the Nine Months Ended		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for the Nine Months Ended		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Nine Months Ended
(In thousands)	September 30, 2011	August 31, 2010		September 30, 2011	August 31, 2010		September 30, 2011	August 31, 2010
Interest rate swaps	$(4,575)	$(2,510)	Interest expense	$(1,437)	$(2,651)	Interest expense	$35	$(3,147)

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives (Effective Portion) for the Three Months Ended		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for the Three Months Ended		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended
(In thousands)	September 30, 2011	August 31, 2010		September 30, 2011	August 31, 2010		September 30, 2011	August 31, 2010
Interest rate swaps	$(1,243)	$(2,213)	Interest expense	$(627)	$(139)	Interest expense	$—	$—

Credit-risk-related contingent features. The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of September 30, 2011, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.3 million. As of September 30, 2011, the Company has not posted any collateral related to these agreements. If the Company breaches any of these provisions, it could be required to settle its obligations under the agreements at their termination value.

11. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. For the three months ended September 30, 2011 and August 31, 2010, 401(k), pension and post-retirement benefit expenses were $3.3 million and $2.0 million, respectively. Of these amounts, $2.0 million and $1.3 million were recorded in cost of services and $1.3 million and $0.7 million were recorded in selling, general and administrative for the three months ended September 30, 2011 and August 31, 2010, respectively.

For the nine months ended September 30, 2011 and August 31, 2010, 401(k), pension and post-retirement benefit expenses were $11.6 million and $6.4 million, respectively. Of these amounts, $7.2 million and $3.8 million were recorded in cost of services and $4.4 million and $2.6 million were recorded in selling, general and administrative for the nine months ended September 30, 2011 and August 31, 2010, respectively.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions and, in the case of the MSCI 401(k) plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations. Prior to January 1, 2011, legacy RiskMetrics employees participated in the legacy RiskMetrics 401(k) plan (or any other regional defined contribution plan sponsored) and received 401(k) and other defined contribution plan matching contributions. The Company’s expenses associated with the 401(k) plan and other defined contribution plans for the three months ended September 30, 2011 and August 31, 2010 were $2.8 million and $1.6 million, respectively. The Company’s expenses associated with the 401(k) plan and other defined contribution plans for the nine months ended September 30, 2011 and August 31, 2010 were $10.1 million and $4.9 million, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense related to defined benefit pension plans was $0.5 million and $0.4 million for the three months ended September 30, 2011 and August 31, 2010, respectively. Net periodic benefit expense related to defined benefit pension plans was $1.5 million for both of the nine months ended September 30, 2011 and August 31, 2010.

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

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On December 10, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of a special one-time price and time vested stock option award of 208,175 units to the Company’s Chief Executive Officer (“2010 CEO Award”). The award was valued using a Monte Carlo simulation based on the closing price of the Company’s Common Stock at the close of business on December 13, 2010. The CEO Award time-vests over a five year period, with approximately 25% of the award vesting on each of the second, third, fourth and fifth anniversaries of the grant and is subject to certain market performance conditions.

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

During the nine months ended September 30, 2011, the Company awarded 7,840 shares in MSCI common stock and 21,259 restricted stock units to directors who were not employees of the Company during the period. During the nine months ended August 31, 2010, the Company awarded 8,427 shares in MSCI common stock and 9,770 restricted stock units to directors who were not employees of the Company or Morgan Stanley during the period.

Share-based compensation expense was $7.9 million and $24.3 million for the three and nine months ended September 30, 2011, respectively, of which $0.9 million and $2.5 million was related to the Founders Grant Award and $0.4 million and $4.2 million was related to the Performance Award for the three and nine months ended September 30, 2011,

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

respectively. Share-based compensation expense was $12.5 million and $22.9 million for the three and nine months ended August 31, 2010, respectively, of which $2.0 million and $4.1 million was related to the Founders Grant Award for the three and nine months ended August 31, 2010, respectively. For both the three and nine months ended August 31, 2010, $2.1 million of the share-based compensation expense was related to the Performance Award. No expense associated with the Performance Award was recognized prior to June 1, 2010.

13. INCOME TAXES

The Company’s provision for income taxes was $64.3 million and $40.5 million for the nine months ended September 30, 2011 and August 31, 2010, respectively. These amounts reflect effective tax rates of 33.3% and 39.6% for the nine months ended September 30, 2011 and August 31, 2010, respectively.

The Company changed its intention to now permanently reinvest the undistributed earnings of MSCI Ltd. (except for the entities directly held by MSCI Ltd.), RiskMetrics (UK) Ltd., and RiskMetrics (Singapore) Pte Ltd. during the nine months ended September 30, 2011. With this change, the Company intends to permanently reinvest the undistributed earnings of all foreign operations indefinitely except for any entities that are branches of U.S. companies or check-the-box entities that have elected to be treated as disregarded entities for U.S. tax purposes and are held directly by a U.S. company or MSCI Ltd. As a result of this change, the Company no longer accrues for the U.S. taxes that would be recognized upon repatriation of these earnings.

The Company is under examination by the Internal Revenue Service and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years currently under examination vary by jurisdiction. Additionally, during 2010 Morgan Stanley reached a preliminary settlement with New York State and New York City tax authorities on issues relating to years 2002-2006, a period of time when the Company was a member of the consolidated Morgan Stanley tax returns. The Company expects to settle during 2012 and to indemnify Morgan Stanley for any additional assessments deemed to be due in accordance with the Tax Sharing Agreement.

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

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Revenues and expenses directly associated with each respective segment are included in determining its operating results. Other expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, generally based on each segment’s respective net revenues, headcount or other relevant measures.

The CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for MSCI as a whole.

The following table presents MSCI’s operating segments’ results for the three and nine months ended September 30, 2011 and August 31, 2010:

	Three Months Ended		Nine Months Ended
	September 30, 2011	August 31, 2010	September 30, 2011	August 31, 2010
Operating revenues
Performance and Risk	$196,230	$172,425	$583,788	$419,275
Governance	28,796	30,308	91,019	30,308

Consolidated	$225,026	$202,733	$674,807	$449,583

Amortization of intangible assets and depreciation and amortization of property, equipment and leasehold improvements
Performance and Risk	$16,601	$17,383	$51,036	$32,887
Governance	4,490	3,901	13,448	3,901

Consolidated	$21,091	$21,284	$64,484	$36,788

Operating income
Performance and Risk	$78,957	$38,672	$231,458	$132,626
Governance	3,288	2,777	8,907	2,777

Consolidated	$82,245	$41,449	$240,365	$135,403

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area:

	Three Months Ended		Nine Months Ended
	September 30, 2011	August 31, 2010	September 30, 2011	August 31, 2010
	(in thousands)
Revenues
Americas:
United States	$116,511	$104,070	$340,611	$220,506
Other	7,450	7,576	23,620	15,724

Total Americas	123,961	111,646	364,231	236,230

EMEA:
United Kingdom	26,959	24,270	79,364	58,378
Other	44,361	40,779	143,519	87,425

Total EMEA	71,320	65,049	222,883	145,803

Asia & Australia:
Japan	14,655	12,179	42,480	34,093
Other	15,090	13,859	45,213	33,457

Total Asia & Australia	29,745	26,038	87,693	67,550

Total	$225,026	$202,733	$674,807	$449,583

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth long-lived assets on the dates indicated by geographic area:

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of
	September 30, 2011	November 30, 2010
	(in thousands)
Long-lived assets
Americas:
United States	$2,386,671	$2,435,914
Other	4,015	2,424

Total Americas	2,390,686	2,438,338

EMEA:
United Kingdom	5,261	4,740
Other	5,640	7,826

Total EMEA	10,901	12,566

Asia & Australia:
Japan	376	452
Other	4,682	5,933

Total Asia & Australia	5,058	6,385

Total	$2,406,645	$2,457,289

15. SUBSEQUENT EVENTS

Management of the Company evaluated subsequent events from October 1, 2011 through the issuance date of this Form 10-Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statements of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of September 30, 2011 and November 30, 2010; and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 2011 and August 31, 2010; and the related condensed consolidated statements of cash flows for the nine month periods ended September 30, 2011 and August 31, 2010. These interim financial statements are the responsibility of the management of MSCI Inc.

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

We have previously audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of MSCI Inc. and subsidiaries as of November 30, 2010 and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for the fiscal year then ended (not presented herein); and in our report dated January 31, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2010 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York November 4, 2011

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

Overview

We are a leading global provider of investment decision support tools, including indices, portfolio risk and performance analytics and corporate governance products and services. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of September 30, 2011, we had offices in 32 cities in 19 countries to help serve our diverse client base, with 54.0% of our revenue from clients in the Americas, 33.0% in Europe, the Middle East and Africa (“EMEA”) and 13.0% in Asia and Australia based on revenues for the nine months ended September 30, 2011.

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

Operating Segments

Following our acquisition of RiskMetrics on June 1, 2010, we began operating as two segments: the Performance and Risk business and the Governance business. See Note 14, “Segment Information,” to the Condensed Consolidated Financial Statements for further information about MSCI’s operating segments.

Our Performance and Risk business is a leading global provider of investment decision support tools, including indices and portfolio risk and performance analytics. Our Performance and Risk products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, assessment of social responsibility and environmental stewardship, investment manager selection, investment research and the effects of climate change on investments. The flagship products within our Performance and Risk business are our global equity indices and ESG products marketed under the MSCI brand, our market and credit risk analytics marketed under the RiskMetrics and Barra brands, our portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand and our valuation models and risk management software for the energy and commodities markets marketed under the FEA brand.

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

Our Governance business serves both institutional and corporate clients and we recognize that there is a potential for conflicts of interest with respect to the provision of products and services to corporate issuers through ISS Corporate Services and the products and services we provide to our institutional investor clients through Institutional Shareholders Services Inc. (“ISS”). We have instituted multiple safeguards to mitigate any real or perceived conflicts of interests. We formed ISS Corporate Services as a subsidiary with distinct resources and a firewall that prevents the flow of information outside of ISS Corporate Services. Every ISS Corporate Services contract indicates that the purchase of corporate services will not result in preferential treatment from ISS and does not influence ISS’s proxy recommendations or other research coverage. Recommendations and research coverage are based solely on the application of ISS’s published policies and by an issuer’s actual governance policies and practices.

Revenues and expenses directly associated with each respective segment are included in determining its operating results. Other expenses that are not directly attributable to a particular segment are allocated based upon allocation methodologies, generally based on each segment’s respective net revenues, headcount or other relevant measures.

Factors Affecting the Comparability of Results

Acquisition of RiskMetrics

On June 1, 2010, we completed our acquisition of RiskMetrics in a cash-and-stock transaction valued at approximately $1,572.4 million. In connection with the acquisition, we entered into a senior secured credit agreement, which was comprised of (i) a $1,275.0 million six-year term loan facility (“2010 Term Loan”) and (ii) a $100.0 million five-year revolving credit facility. We assigned a significant value to the intangible assets of RiskMetrics as part of the acquisition, which increased the amortization expense we recognized in the nine months ended September 30, 2011 and that we will recognize in the future. See Note 9, “Goodwill and Intangible Assets,” to the Condensed Consolidated Financial Statements for further information. We also have incurred increased interest expense as a result of the credit facility we entered into in connection with the acquisition.

Acquisition of Measurisk

On July 30, 2010, we acquired Measurisk to expand our product offerings to hedge fund investors. The value we assigned to the intangible assets of Measurisk further increased the amortization expense that we recognized in the nine months ended September 30, 2011 and that we will recognize in the future. See Note 9, “Goodwill and Intangible Assets,” to the Condensed Consolidated Financial Statements for further information.

The results of RiskMetrics and Measurisk were not included in our results of operations until their acquisition dates of June 1, 2010 and July 30, 2010, respectively. The RiskMetrics acquisition has had a significant impact on our results of operations and will affect the comparability of our results in the future.

Restructuring

In connection with the acquisition of RiskMetrics, we initiated a plan to restructure the Company’s operations to eliminate overlapping positions and duplicative occupancy costs, terminate overlapping vendor contracts, and discontinue the planned integration of a product into RiskMetrics’ standard product offering suite. We initiated restructuring activities during the third quarter of 2010 and believe that the elimination of overlapping positions was substantially completed in the second quarter of 2011 and expect the elimination of leases or vendor contracts to be completed during the remainder of the current fiscal year. See “—Restructuring” below and Note 4, “Restructuring,” to the Condensed Consolidated Financial Statements for further information about MSCI’s restructuring-related activities and estimated costs.

The cumulative charges that we expect to incur in connection with the restructuring are subject to a number of assumptions, and actual results may differ significantly. We may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring.

Term Loan Repricing

On March 14, 2011, we completed the repricing of the 2010 Term Loan. The repricing provided for the incurrence of a new senior secured loan (the “2011 Term Loan”) in an aggregate principal amount of $1,125.0 million. The proceeds of the 2011 Term Loan, together with $87.6 million of cash on hand, were used to repay the remaining $1,212.6 million outstanding balance of the 2010 Term Loan in full. The 2011 Term Loan matures in March 2017. The repricing decreased the interest rate applicable to the 2011 Term Loan from the London Interbank Offered Rate (“LIBOR”) plus 3.25% (with a leverage-based stepdown) to LIBOR plus 2.75% (with a leverage-based stepdown) and reduced the LIBOR floor applicable to the 2011 Term Loan from 1.50% to 1.00%. We incurred $6.1 million in fees associated with the repricing which are reflected in “other expense (income)” on the Company’s Condensed Consolidated Statement of Income for the nine months ended September 30, 2011.

Change in Fiscal Year End

In “Results of Operations” below, we compare the three-month and nine-month periods ended September 30, 2011 with the previously reported three-month and nine-month periods ended August 31, 2010. Financial information for the three and nine months ended September 30, 2010 has not been included in this Form 10-Q for the following reasons: (i) the three and nine months ended August 31, 2010 provide a meaningful comparison for the three and nine months ended September 30, 2011; (ii) there are no significant factors, seasonal or other, that would materially impact the comparability of information if the results for the three and nine months ended September 30, 2010 were presented in lieu of results for the three and nine months ended August 31, 2010; and (iii) it was not practicable or cost justified to prepare this information.

The discussion of our results of operations for the three and nine months ended September 30, 2011 and August 31, 2010 are presented below. The results of operations for interim periods may not be indicative of future results.

Three Months Ended September 30, 2011 Compared to the Three Months Ended August 31, 2010

Results of Operations

	Three Months Ended
	September 30,	August 31,
	2011	2010	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$225,026	$202,733	$22,293	11.0%
Operating expenses:
Cost of services	68,968	69,741	(773)	(1.1%)
Selling, general and administrative	53,724	63,306	(9,582)	(15.1%)
Restructuring	(1,002)	6,953	(7,955)	(114.4%)
Amortization of intangible assets	16,422	16,350	72	0.4%
Depreciation and amortization of property, equipment, and leasehold improvements	4,669	4,934	(265)	(5.4%)

Total operating expenses	142,781	161,284	(18,503)	(11.5%)

Operating income	82,245	41,449	40,796	98.4%
Other expense (income), net	11,946	20,825	(8,879)	(42.6%)
Provision for income taxes	20,512	10,305	10,207	99.0%

Net income	$49,787	$10,319	$39,468	382.5%

Earnings per basic common share	$0.41	$0.09	$0.32	355.6%

Earnings per diluted common share	$0.40	$0.08	$0.32	400.0%

Operating margin	36.5%	20.4%

Operating Revenues

Following our acquisition of RiskMetrics, we began operating as two segments: the Performance and Risk business and the Governance business. As a part of establishing the two operating segments and how they will be managed, we have realigned the grouping of our product categories. Our revenues are now grouped into the following five product and/or service categories:

•	Index and ESG products

•	Risk management analytics

•	Portfolio management analytics

•	Energy and commodity analytics

•	Governance

The Performance and Risk business is comprised of index and ESG, risk management analytics, portfolio management analytics and energy and commodity analytics products. The Governance business is comprised of the governance products.

The following table summarizes the revenue by product category for the three months ended September 30, 2011 compared to the three months ended August 31, 2010:

	Three Months Ended
	September 30,	August 31,
	2011	2010	Increase/(Decrease)
	(in thousands)
Index and ESG products:
Subscriptions	$66,279	$58,979	$7,300	12.4%
Asset based fees	35,030	25,138	9,892	39.4%

Total index and ESG products	101,309	84,117	17,192	20.4%
Risk management analytics	61,861	54,594	7,267	13.3%
Portfolio management analytics	30,263	30,424	(161)	(0.5%)
Energy and commodity analytics	2,797	3,290	(493)	(15.0%)
Governance	28,796	30,308	(1,512)	(5.0%)

Total operating revenues	$225,026	$202,733	$22,293	11.0%

Total operating revenues for the three months ended September 30, 2011 increased $22.3 million, or 11.0%, to $225.0 million compared to $202.7 million for the three months ended August 31, 2010. The year-over-year growth was comprised of increases in asset based fees of $9.9 million and subscription revenues of $12.4 million. Subscription revenues consist of our revenues related to index and ESG subscriptions, risk management analytics, portfolio management analytics, energy and commodity analytics and governance products. Our revenues are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our revenues for the three months ended September 30, 2011 would have been lower by $1.4 million.

Our index and ESG products primarily consist of equity index subscriptions, equity index asset based fees products and ESG products. Our index and ESG products are used to benchmark investment performance, as a basis for index linked investment products, for research and for investment manager selection. We derive revenues from our index and ESG products through index data and ESG subscriptions, fees based on assets in investment products linked to our indices and non-recurring licenses of our index historical data. Revenues related to index products increased $17.2 million to $101.3 million for the three months ended September 30, 2011 compared to $84.1 million for the three months ended August 31, 2010.

Subscription revenues from the index and ESG products were up 12.4% to $66.3 million for the three months ended September 30, 2011 compared to $59.0 million for the three months ended August 31, 2010. This increase was attributable to growth primarily in our benchmark and our derivative license products.

Asset based fee revenues attributable to the index and ESG products increased 39.4% to $35.0 million for the three months ended September 30, 2011 compared to $25.1 million for the three months ended August 31, 2010. The increase in the asset based fee revenues was primarily driven by the increased average values of assets in ETFs linked to MSCI equity indices. The average value of assets in ETFs linked to MSCI equity indices in the aggregate increased 30.6% to $329.1 billion for the three months ended September 30, 2011 compared to $252.0 billion for the three months ended August 31, 2010 and decreased 7.8% compared to $356.8 billion for the three months ended June 30, 2011. The value of assets in ETFs linked to MSCI equity indices as of September 30, 2011 was $290.1 billion, representing an increase of 12.1% from $258.7 billion as of August 31, 2010 and a 19.5% decrease from $360.5 billion for the three months ended June 30, 2011.

The three MSCI indices with the largest amount of ETF assets linked to them as of September 30, 2011 were the MSCI Emerging Markets, EAFE and U.S. Broad Market Indices with $81.8 billion, $42.4 billion and $17.0 billion in assets, respectively.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

$ in Billions	February 28, 2010	May 31, 2010	August 31, 2010	November 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
AUM in ETFs linked to MSCI Indices	$233.5	$238.1	$258.7	$311.0	$333.3	$350.1	$360.5	$290.1

Sequential Change ($ in Billions)
Market Appreciation/(Depreciation)	$(8.6)	$(4.4)	$6.8	$28.2	$18.9	$10.1	$(3.8)	$(70.4)
Cash Inflow	8.3	9.0	13.8	24.1	3.4	6.7	14.2	—

Total Change	$(0.3)	$4.6	$20.6	$52.3	$22.3	$16.8	$10.4	$(70.4)

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the periods indicated:

	Quarterly Average
	2010				2011
$ in Billions	February	May	August	November	March	June	September
AUM in ETFs linked to MSCI Indices	$239.3	$252.3	$252.0	$300.7	$337.6	$356.8	$329.1

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

Our risk management analytics products offer a consistent risk and performance assessment framework for managing and monitoring investments in a variety of asset classes and are based on our proprietary integrated fundamental multi-factor risk models, value-at-risk methodologies, performance attribution, and asset valuation models.

Revenues related to risk management analytics products increased $7.3 million, or 13.3%, to $61.9 million for the three months ended September 30, 2011 compared to $54.6 million for the three months ended August 31, 2010. The increase primarily reflects growth in our multi-asset class and hedge fund risk reporting products. The increase in our hedge fund risk reporting products increase was driven by the inclusion of a full quarter of results from Measurisk in the three months ended September 30, 2011 compared to only one month in the same period of the prior year.

Our portfolio management analytics products consist of analytics tools for equity and fixed income portfolio management. Revenues related to portfolio management analytics products remained relatively flat at $30.3 million for the three months ended September 30, 2011 compared to $30.4 million for three months ended August 31, 2010.

Our energy and commodity analytics products consist of software applications that help users value and model physical assets and derivatives across a number of market segments that include energy and commodity assets. Revenues from energy and commodity analytics products decreased 15.0% to $2.8 million for the three months ended September 30, 2011 compared to $3.3 million for the three months ended August 31, 2010.

Our governance products consist of corporate governance products and services, including proxy research, recommendation and voting services for asset owners and asset managers as well as governance advisory and compensation services for corporations. It also includes forensic accounting research as well as class action monitoring and claims filing services to aid institutional investors in the recovery of funds from securities litigation. Governance products decreased $1.5 million to $28.8 million for the three months ended September 30, 2011 compared to $30.3 million for the three months ended August 31, 2010. Within the governance products, recurring revenues decreased $1.0 million to $26.1 million and non-recurring revenues decreased $0.5 million to $2.7 million for the three months ended September 30, 2011.

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

The following tables set forth our Run Rates as of the dates indicated (as if we had completed the RiskMetrics acquisition as of the dates indicated) and the percentage growth over the periods indicated:

	As of
	September 30, 2011	September 30, 2010	June 30, 2011	Year Over Year Comparison	Sequential Comparison
	(in thousands)
Run Rates
Index and ESG products
Subscription	$264,722	$229,323	$257,470	15.4%	2.8%
Asset based fees	117,928	108,150	140,144	9.0%	(15.9)%

Index and ESG products total	382,650	337,473	397,614	13.4%	(3.8)%
Risk management analytics	251,804	229,099	249,048	9.9%	1.1%
Portfolio management analytics	119,220	122,323	118,452	(2.5)%	0.6%
Energy and commodity analytics	15,343	15,170	15,074	1.1%	1.8%
Governance	107,152	106,228	107,755	0.9%	(0.6)%

Total Run Rate	$876,169	$810,293	$887,943	8.1%	(1.3)%

Subscription total	$758,241	$702,143	$747,799	8.0%	1.4%
Asset based fees total	117,928	108,150	140,144	9.0%	(15.9)%

Total Run Rate	$876,169	$810,293	$887,943	8.1%	(1.3)%

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated three months ended as if we had completed the RiskMetrics acquisition as of the beginning of the periods indicated:

	September 30, 2011	September 30, 2010
Index and ESG products	95.2%	92.4%
Risk management analytics	92.1%	87.7%
Portfolio management analytics	86.6%	82.2%
Energy and commodity analytics	89.3%	90.3%
Total Performance and Risk	92.2%	88.3%
Governance	86.2%	87.1%
Total	91.3%	88.1%

The following table sets forth our Core Retention Rates by product category for the indicated three months ended as if we had completed the RiskMetrics acquisition as of the beginning of the periods indicated:

	September 30, 2011	September 30, 2010
Index and ESG products	95.2%	92.6%
Risk management analytics	92.1%	90.0%
Portfolio management analytics	88.3%	86.0%
Energy and commodity analytics	91.3%	90.3%
Total Performance and Risk	92.6%	90.1%
Governance	86.3%	87.1%
Total	91.6%	89.6%

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

The following table shows operating expenses by each of the categories:

	Three Months Ended
	September 30, 2011	August 31, 2010	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$50,584	$51,937	$(1,353)	(2.6%)
Non-compensation expenses	18,384	17,804	580	3.3%

Total cost of services	68,968	69,741	(773)	(1.1%)

Selling, general and administrative:
Compensation and benefits	35,694	32,883	2,811	8.5%
Non-compensation expenses	18,030	30,423	(12,393)	(40.7%)

Total selling, general and administrative	53,724	63,306	(9,582)	(15.1%)

Restructuring	(1,002)	6,953	(7,955)	(114.4%)
Amortization of intangible assets	16,422	16,350	72	0.4%
Depreciation and amortization of property, equipment, and leasehold improvements	4,669	4,934	(265)	(5.4%)

Total operating expenses	$142,781	$161,284	$(18,503)	(11.5%)

Compensation and benefits	$86,278	$84,820	$1,458	1.7%
Non-compensation expenses	36,414	48,227	(11,813)	(24.5%)
Restructuring	(1,002)	6,953	(7,955)	(114.4%)
Amortization of intangible assets	16,422	16,350	72	0.4%
Depreciation and amortization of property, equipment, and leasehold improvements	4,669	4,934	(265)	(5.4%)

Total operating expenses	$142,781	$161,284	$(18,503)	(11.5%)

Operating expenses were $142.8 million for the three months ended September 30, 2011, a decrease of $18.5 million, or 11.5%, compared to $161.3 million for the three months ended August 31, 2010. The decrease primarily reflects the impact of costs related to the acquisition of RiskMetrics recognized in the three months ended August 31, 2010, while no similar costs were recognized in the three months ended September 30, 2011, as well as lower restructuring costs. Our operating expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our operating expense for the three months ended September 30, 2011 would have been lower by $1.8 million.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and typically have represented approximately 50% to 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of September 30, 2011, approximately 37.6% of our employees were located in emerging market centers compared to 28.7% as of August 31, 2010.

During the three months ended September 30, 2011, compensation and benefits costs were $86.3 million, an increase of $1.5 million, or 1.7%, compared to $84.8 million for the three months ended August 31, 2010. The increase primarily reflects $3.2 million in higher costs related to current staff and increased staffing levels and $0.4 million in post-retirement and other expenses, partially offset by $2.1 million in lower stock based compensation expense.

Stock based compensation expense for the three months ended September 30, 2011 was $7.6 million, a decrease of $3.8 million, or 33.4%, compared to $11.4 million for the three months ended August 31, 2010. The decrease reflects lower costs resulting from the vesting of portions of the Founders Grant, awards assumed upon the acquisition of RiskMetrics and awards made as part of the 2008 and 2009 annual bonus. It also reflects the impact of lower accruals for the Performance Award. Partially offsetting these factors were the costs associated with the awards granted as part of the 2010 annual bonus and increased costs for the awards to be granted to retirement eligible employees and to newly hired employees. Approximately $0.9 million and $2.1 million of the stock based compensation expense was related to the Founders Grant Award for the three months ended September 30, 2011 and August 31, 2010, respectively. Approximately $0.4 million and $2.1 million of the stock based compensation expense was related to the Performance Award for the three months ended September 30, 2011 and August 31, 2010, respectively. The decrease in the expense related to the Founders Grant Award, the 2008 and 2009 annual bonus awards and the awards assumed upon the acquisition of RiskMetrics are primarily attributable to the vestings that occurred.

Non-compensation expenses for the three months ended September 30, 2011 were $36.4 million, a decrease of $11.8 million, or 24.5%, compared to $48.2 million for the three months ended August 31, 2010. The decrease primarily reflects the impact of $13.7 million in costs related to the acquisition of RiskMetrics recognized during the three months ended August 31, 2010. Partially offsetting this were increased costs associated with technology services, travel and entertainment and recruiting.

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

For the three months ended September 30, 2011, total cost of services decreased 1.1% to $69.0 million compared to $69.7 million for the three months ended August 31, 2010. The decrease was largely due to $1.4 million in lower costs associated with compensation and benefits, partially offset by $0.6 million in higher non-compensation expenses.

Compensation and benefits expenses for the three months ended September 30, 2011 decreased 2.6% to $50.6 million compared to $51.9 million for the three months ended August 31, 2010. The $1.3 million decrease was largely due to lower stock based compensation expense.

Non-compensation expenses for the three months ended September 30, 2011 increased 3.3% to $18.4 million compared to $17.7 million for the three months ended August 31, 2010. The increase was largely due to increased occupancy, outside professional, travel and entertainment, market data and recruiting costs.

Our cost of services expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our cost of services for the nine months ended September 30, 2011 would have been lower by $1.0 million.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, consulting services and information technology costs. For the three months ended September 30, 2011, SG&A was $53.7 million, a decrease of $9.6 million, or 15.1%, compared to $63.3 million for the three months ended August 31, 2010. The decrease primarily reflects the impact of $13.7 million in costs related to the acquisition of RiskMetrics recognized during the three months ended August 31, 2010. Partially offsetting this was an increase in compensation and benefits expenses.

Compensation and benefits expenses increased 8.5% to $35.7 million for the three months ended September 30, 2011 compared to $32.9 million for the three months ended August 31, 2010. The $2.8 million increase was largely due to higher costs related to current staff and increased staffing levels partially offset by decreased stock based compensation expenses.

Non-compensation expenses for the three months ended September 30, 2011 decreased 40.7% to $18.0 million compared to $30.4 million for the three months ended August 31, 2010. The biggest driver of the decrease was the recognition of $13.7 million in costs related to the acquisition of RiskMetrics in the three months ended August 31, 2010 while no similar costs were recognized in the three months ended September 30, 2011. In addition to this decrease, we recognized lower outside professional and occupancy costs during the three months ended September 30, 2011. Partially offsetting these were higher travel and entertainment, recruiting, information technology and other tax and license fee costs.

Our SG&A expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our SG&A expenses for the three months ended September 30, 2011 would have been lower by $0.8 million.

Restructuring

During the year ended November 30, 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics. Restructuring includes expenses associated with the elimination of overlapping positions and duplicative occupancy costs and the termination of overlapping vendor contracts. Restructuring was a benefit of $1.0 million for the three months ended September 30, 2011 compared to an expense of $7.0 million for the three months ended August 31, 2010. During the three months ended September 30, 2011, we reversed approximately $1.2 million of reserves that were associated with eliminating duplicative facilities as the final cost of exiting the facilities was lower than originally estimated. This was partially offset by costs incurred for severance and the write-off of assets associated with the exit of certain leases.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. Amortization of intangibles expense totaled $16.4 million for both of the three months ended September 30, 2011 and August 31, 2010.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment, and leasehold improvements remained primarily unchanged year-over-year with expense amounts of $4.7 million and $4.9 million for the three months ended September 30, 2011 and August 31, 2010, respectively.

Other Expense (Income), Net

Other expense (income), net for the three months ended September 30, 2011 was $11.9 million, a decrease of $8.9 million compared to $20.8 million for the three months ended August 31, 2010. The decrease primarily reflects lower interest expense resulting from lower average outstanding debt, lower rates from the term loan refinancing we entered into in March 2011 and higher foreign exchange gains.

Income Taxes

The provision for income tax expense for the three months ended September 30, 2011 was $20.5 million, an increase of $10.2 million, or 99.0%, compared to $10.3 million for the three months ended August 31, 2010. This increase is primarily due to higher taxable income, partially offset by a lower effective tax rate. These amounts reflect effective tax rates of 29.2% and 50.0% for the three months ended September 30, 2011 and August 31, 2010, respectively. The effective tax rate of 29.2% for the three months ended September 30, 2011 reflects our estimate of the effective tax rate for the quarter, adjusted for several discrete items recognized during the quarter.

Segment Results of Operations

The results of operations by segment for the three months ended September 30, 2011 and August 31, 2010 are as follows:

	Three Months Ended September 30, 2011			Three Months Ended August 31, 2010
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
Operating revenues	$196,230	$28,796	$225,026	$172,425	$30,308	$202,733
Cost of services	54,996	13,972	68,968	51,962	17,779	69,741
Selling, general and administrative	46,494	7,230	53,724	58,376	4,930	63,306
Restructuring	(818)	(184)	(1,002)	6,032	921	6,953
Amortization of intangible assets	13,072	3,350	16,422	13,000	3,350	16,350
Depreciation expense	3,529	1,140	4,669	4,383	551	4,934

Total operating expenses	117,273	25,508	142,781	133,753	27,531	161,284

Operating income	78,957	3,288	82,245	38,672	2,777	41,449
Other expense (income), net			11,946			20,825

Income before provision for income taxes			70,299			20,624
Provision for income taxes			20,512			10,305

Net income			$49,787			$10,319

Performance and Risk

Total operating revenues for the Performance and Risk business increased $23.8 million, or 13.8%, to $196.2 million for the three months ended September 30, 2011. The increase was primarily driven by higher revenues from MSCI’s core benchmark indices, increased Index and ESG asset based fees and growth within our risk management analytics products.

Cost of services for the Performance and Risk business increased $3.0 million, or 5.8%, to $55.0 million for the three months ended September 30, 2011. Within cost of services, compensation and benefits expenses increased $2.6 million to $40.6 million as a result of higher costs related to current staff and increased staffing levels partially offset by decreased stock based compensation expenses. Non-compensation expenses increased $0.4 million to $14.4 million, driven primarily by higher occupancy costs.

SG&A expense for the Performance and Risk business decreased $11.9 million, or 20.4%, to $46.5 million for the three months ended September 30, 2011. Within SG&A, compensation and benefits expenses increased $1.6 million to $31.1 million as a result of higher costs related to current staff and increased staffing levels and increased post-retirement and other expenses partially offset by decreased stock based compensation expenses. Non-compensation expenses decreased $13.5 million to $15.4 million. The biggest driver of the decrease was recognition of $13.7 million in costs related to the acquisition of RiskMetrics in the three months ended August 31, 2010 while no similar costs were recognized in the three months ended September 30, 2011.

Restructuring expense for the Performance and Risk business declined $6.9 million for the three months ended September 30, 2011 compared to the three months ended August 31, 2010. We first took restructuring charges in the three months ended August 31, 2010 and, as the restructuring plans begin to come to a conclusion, we recognized a benefit $0.8 million in the Performance and Risk business in the three months ended September 30, 2011 as estimated costs became more final.

Governance

Total operating revenues for the Governance business decreased $1.5 million, or 5.0%, to $28.8 million for the three months ended September 30, 2011. Within the governance products, recurring revenues decreased $1.0 million to $26.1 million and non-recurring revenues decreased $0.5 million to $2.7 million for the three months ended September 30, 2011.

Cost of services for the Governance business decreased $3.8 million, or 21.4%, to $14.0 million for the three months ended September 30, 2011. Compensation and benefits expenses decreased $4.0 million to $10.0 million while non-compensation expenses rose to $4.0 million, driven primarily by higher outside professional costs.

SG&A expense for the Governance business increased $2.3 million, or 46.7%, to $7.2 million for the three months ended September 30, 2011. Within SG&A, compensation and benefits expenses increased $1.2 million to $4.6 million a result of higher costs related to current staff and increased staffing levels and increased post-retirement and other expenses partially offset by decreased stock based compensation expenses. Non-compensation expenses increased $1.0 million to $2.6 million driven by higher allocated costs not directly attributable to the Governance business as well as higher outside professional costs.

Restructuring expense for the Governance business declined $1.1 million for the three months ended September 30, 2011 compared to the three months ended August 31, 2010. We first took restructuring charges in the three months ended August 31, 2010 and, as estimated costs became more final, we recognized a benefit of $0.2 million in the Governance business in the three months ended September 30, 2011.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended August 31, 2010

Results of Operations

	Nine Months Ended
	September 30, 2011	August 31, 2010	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$674,807	$449,583	$225,224	50.1%
Operating expenses:
Cost of services	208,026	129,495	78,531	60.6%
Selling, general and administrative	158,463	140,944	17,519	12.4%
Restructuring	3,469	6,953	(3,484)	(50.1%)
Amortization of intangible assets	49,537	24,905	24,632	98.9%
Depreciation and amortization of property, equipment, and leasehold improvements	14,947	11,883	3,064	25.8%

Total operating expenses	434,442	314,180	120,262	38.3%

Operating income	240,365	135,403	104,962	77.5%
Other expense (income), net	47,080	32,991	14,089	42.7%
Provision for income taxes	64,317	40,508	23,809	58.8%

Net income	$128,968	$61,904	$67,064	108.3%

Earnings per basic common share	$1.06	$0.56	$0.50	89.3%

Earnings per diluted common share	$1.05	$0.55	$0.50	90.9%

Operating margin	35.6%	30.1%

Operating Revenues

The following table summarizes the revenue by product category for the nine months ended September 30, 2011 compared to the nine months ended August 31, 2010:

	Nine Months Ended
	September 30, 2011	August 31, 2010	Increase/(Decrease)
	(in thousands)
Index and ESG:
Subscriptions	$194,713	$163,453	$31,260	19.1%
Asset based fees	109,186	75,758	33,428	44.1%

Total index and ESG products	303,899	239,211	64,688	27.0%
Risk management analytics	181,533	76,558	104,975	137.1%
Portfolio management analytics	88,740	92,149	(3,409)	(3.7%)
Energy and commodity analytics	9,616	11,357	(1,741)	(15.3%)
Governance	91,019	30,308	60,711	200.3%

Total operating revenues	$674,807	$449,583	$225,224	50.1%

Total operating revenues for the nine months ended September 30, 2011 increased $225.2 million, or 50.1%, to $674.8 million compared to $449.6 million for the nine months ended August 31, 2010. Approximately $169.5 million of the year-over-year growth was comprised of revenues contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $56.2 million of growth was comprised of increases in asset based fees of $32.6 million and subscription revenues of $23.6 million. Our revenues are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our revenues for the nine months ended September 30, 2011 would have been lower by $2.9 million.

Revenues related to index and ESG products increased $64.7 million, or 27.0%, to $303.9 million for the nine months ended September 30, 2011 compared to $239.2 million for the nine months ended August 31, 2010. Subscription revenues from the index and ESG products were up 19.1% to $194.7 million for the nine months ended September 30, 2011 compared to $163.5 million for the nine months ended August 31, 2010. Approximately $9.3 million of the growth in the subscription revenues from the index and ESG products was comprised of revenues contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $22.0 million increase was attributable to growth primarily in our benchmark products.

Asset based fee revenues attributable to the index and ESG products increased $33.4 million, or 44.1%, to $109.2 million for the nine months ended September 30, 2011 compared to $75.8 million for the nine months ended August 31, 2010. The increase in the asset based fee revenues was primarily driven by the increased average values of assets in ETFs linked to MSCI equity indices. The average value of assets in ETFs linked to MSCI equity indices in the aggregate increased 37.7% to $341.2 billion for the nine months ended September 30, 2011 compared to $247.8 billion for the nine months ended August 31, 2010. The increase in asset based fees products sub-category also includes the impact of $4.3 million of non-recurring revenue recognized during the nine months ended September 30, 2011.

Revenues related to risk management analytics products increased $105.0 million, or 137.1%, to $181.5 million for the nine months ended September 30, 2011 compared to $76.5 million for the nine months ended August 31, 2010. Approximately $98.2 million of the growth was comprised of revenues contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $6.8 million of growth primarily reflects an increase of sales in our risk analytics products.

Revenues related to portfolio management analytics products decreased $3.4 million, or 3.7%, to $88.7 million for the nine months ended September 30, 2011 compared to $92.1 million for the nine months ended August 31, 2010. Within portfolio management analytics, equity portfolio analytics decreased $2.9 million to $85.2 million and fixed income analytics decreased $0.5 million to $3.5 million.

Revenues from energy and commodity analytics products decreased 15.4% to $9.6 million for the nine months ended September 30, 2011 compared to $11.4 million for the nine months ended August 31, 2010. The decrease is primarily the result of the timing of new and recurring sales.

Governance products contributed approximately $91.0 million to our operating revenues for the nine months ended September 30, 2011 and $30.3 million for the nine months ended August 31, 2010. The governance product line was acquired with our purchase of RiskMetrics on June 1, 2010 and had no effect on our results of operations prior to that date.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated nine months ended as if we had completed the RiskMetrics acquisition as of the beginning of the periods indicated:

	September 30,
	2011	2010
Index and ESG products	94.3%	92.3%
Risk management analytics	92.6%	88.1%
Portfolio management analytics	88.8%	85.2%
Energy and commodity analytics	85.0%	85.9%
Total Performance and Risk	92.4%	89.0%
Governance	87.2%	85.8%
Total	91.6%	88.5%

The following table sets forth our Core Retention Rates by product category for the indicated nine months ended as if we had completed the RiskMetrics acquisition as of the beginning of the periods indicated:

	September 30,
	2011	2010
Index and ESG products	94.4%	92.8%
Risk management analytics	93.0%	89.6%
Portfolio management analytics	90.5%	87.9%
Energy and commodity analytics	85.7%	85.9%
Total Performance and Risk	92.9%	90.3%
Governance	87.2%	85.8%
Total	92.0%	89.6%

The Aggregate Retention Rates for any nine-month period are calculated by annualizing the cancellations for which we have received a notice of termination or non-renewal during the period and have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the nine-month period. The Aggregate Retention Rate is computed on a product-by-product basis. Therefore, if a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction. For the calculation of the Core Retention Rate the same methodology is used except the cancellations during the nine-month period are reduced by the amount of product swaps.

Operating Expenses

The following table shows operating expenses by each of the categories:

	Nine Months Ended
	September 30,	August 31,
	2011	2010	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$152,023	$96,657	$55,366	57.3%
Non-compensation expenses	56,003	32,838	23,165	70.5%

Total cost of services	208,026	129,495	78,531	60.6%
Selling, general and administrative:
Compensation and benefits	108,117	77,952	30,165	38.7%
Non-compensation expenses	50,346	62,992	(12,646)	(20.1%)

Total selling, general and administrative	158,463	140,944	17,519	12.4%
Restructuring	3,469	6,953	(3,484)	(50.1%)
Amortization of intangible assets	49,537	24,905	24,632	98.9%
Depreciation and amortization of property, equipment, and leasehold improvements	14,947	11,883	3,064	25.8%

Total operating expenses	$434,442	$314,180	$120,262	38.3%

Compensation and benefits	$260,140	$174,609	$85,531	49.0%
Non-compensation expenses	106,349	95,830	10,519	11.0%
Restructuring	3,469	6,953	(3,484)	(50.1%)
Amortization of intangible assets	49,537	24,905	24,632	98.9%
Depreciation and amortization of property, equipment, and leasehold improvements	14,947	11,883	3,064	25.8%

Total operating expenses	$434,442	$314,180	$120,262	38.3%

Operating expenses were $434.4 million for the nine months ended September 30, 2011, an increase of 38.3%, compared to $314.2 million for the nine months ended August 31, 2010. We estimate that approximately $112.5 million of the year-over-year increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $7.7 million increase primarily reflects higher compensation and benefits partially offset by lower non-compensation and restructuring costs. Our operating expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our operating expense for the nine months ended September 30, 2011 would have been lower by $4.2 million.

During the nine months ended September 30, 2011, compensation and benefits costs were $260.1 million, an increase of $85.5 million, or 49.0%, compared to $174.6 million for the nine months ended August 31, 2010. We estimate that approximately $63.5 million of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $22.0 million increase primarily reflects $19.7 million in higher costs related to current staff and increased staffing levels and $2.6 million in higher stock based compensation expense, partially offset by $0.3 million in lower post-retirement and other expense.

Stock based compensation expense for the nine months ended September 30, 2011 was $23.7 million, an increase of $2.2 million, or 10.1%, compared to $21.5 million for the nine months ended August 31, 2010. The increase included expense associated with the amortization of restricted stock units granted as a component of the 2010 annual bonus, the amortization of the Performance Award granted in June 2010 to certain of our employees and increased costs for the awards to be granted to retirement eligible employees and to newly hired employees. Partially offsetting these were decreased expense associated with the amortization of the Founders Grant Award, restricted stock units granted as a component of the 2008 and 2009 annual bonus and the amortization of awards assumed upon the acquisition of RiskMetrics. Approximately $2.5 million and $6.3 million of the stock based compensation expense was related to the Founders Grant Award for the nine months ended September 30, 2011 and August 31, 2010, respectively. Approximately $4.2 million and $2.1 million of the stock based compensation expense was related to the Performance Award for the nine months ended September 30, 2011 and August 31, 2010, respectively. The decrease in the expense related to the Founders Grant Award, the 2008 and 2009 annual bonus awards and the awards assumed upon the acquisition of RiskMetrics are primarily attributable to the vestings that occurred.

Non-compensation expenses for the nine months ended September 30, 2011 was $106.3 million, an increase of $10.5 million, or 11.0%, compared to $95.8 million for the nine months ended August 31, 2010. The increase reflects $23.5 million of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010 as well as increased outside professional, travel and entertainment, market data, information technology and recruiting costs. Partially offsetting this increase were lower other taxes and license fees and the recognition during the nine months ended August 31, 2010, of $21.2 million in costs related to the acquisition of RiskMetrics while no similar costs were recognized during the nine months ended September 30, 2011.

Cost of Services

For the nine months ended September 30, 2011, total cost of services increased $78.5 million, or 60.6%, to $208.0 million compared to $129.5 million for the nine months ended August 31, 2010. Approximately $60.1 million of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $18.4 million increase was largely due to an increase in costs associated with compensation and benefits, travel and entertainment, information technology, market data and recruiting costs.

Compensation and benefits expenses for the nine months ended September 30, 2011 increased 57.3% to $152.0 million from $96.7 million for the nine months ended August 31, 2010. Approximately $42.3 million of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $13.0 million increase was largely due to higher costs related to current staff and increased staffing levels and increased stock based compensation expense, partially offset by lower post-retirement and other expenses.

Non-compensation expenses for the nine months ended September 30, 2011 increased $23.2 million to $56.0 million compared to $32.8 million for the nine months ended August 31, 2010. Approximately $17.9 million of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010. The remaining $5.3 million increase was largely due to increased travel and entertainment, information technology, market data and recruiting costs.

Our cost of services expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our cost of services for the nine months ended September 30, 2011 would have been lower by $2.0 million.

Selling, General and Administrative

For the nine months ended September 30, 2011, SG&A was $158.5 million, an increase of 12.4% from $140.9 million for the nine months ended August 31, 2010. Approximately $26.8 million of the increase was comprised of expenses contributed by the acquisitions made during the second half of the year ended November 30, 2010 as well as $9.0 million of increased costs associated with compensation and benefits, partially offset by lower costs directly attributable to the RiskMetrics acquisition as well as lower information technology, occupancy, market data and other tax and license fee costs.

Compensation and benefits expenses increased 38.7% to $108.1 million for the nine months ended September 30, 2011 compared to $78.0 million for the nine months ended August 31, 2010. Approximately $21.1 million of the increase was the result of the acquisitions made during the second half of the year ended November 30, 2010. The remaining $9.0 million increase was largely due to higher costs related to current staff and increased staffing levels and increased stock based compensation expense.

Non-compensation expenses for the nine months ended September 30, 2011 decreased 20.1% to $50.3 million compared to $63.0 million for the nine months ended August 31, 2010. In the nine months ended August 31, 2010, we recognized $21.2 million in costs related to the acquisition of RiskMetrics while no similar costs were recognized during the nine months ended September 30, 2011. In addition to this decrease, we recognized lower information technology, occupancy, market data and other tax and license fee costs during the nine months ended September 30, 2011. Partially offsetting this decrease were higher outside professional fees and approximately $5.6 million of cost increases related to the acquisitions made during the second half of the year ended November 30, 2010.

Our SG&A expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our SG&A expenses for the nine months ended September 30, 2011 would have been lower by $1.9 million.

Restructuring

During the year ended November 30, 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics. Restructuring includes expenses associated with the elimination of overlapping positions and duplicative occupancy costs and the termination of overlapping vendor contracts. Restructuring expense was $3.5 million for the nine months ended September 30, 2011. Approximately $0.7 million of the expense was associated with the elimination of overlapping positions and $2.8 million of the expense was associated with eliminating duplicative occupancy costs.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. Amortization of intangibles expense totaled $49.5 million and $24.9 million for the nine months ended September 30, 2011 and August 31, 2010, respectively. The increase of $24.6 million was the result of increased amortization associated with the acquisitions of RiskMetrics and Measurisk made during the second half of the year ended November 30, 2010.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment, and leasehold improvements totaled $14.9 million and $11.9 million for the nine months ended September 30, 2011 and August 31, 2010, respectively. The increase is primarily the result of depreciating equipment associated with the acquisitions made during the second half of the year ended November 30, 2010.

Other Expense (Income), Net

Other expense (income), net for the nine months ended September 30, 2011 was $47.1 million, an increase of $14.1 million compared to $33.0 million for the nine months ended August 31, 2010. The increase primarily reflects higher interest expense resulting from the senior secured term loan we entered into on June 1, 2010 as part of our acquisition of RiskMetrics, $6.1 million in fees associated with the repricing of the term loan and lower interest income.

Income Taxes

The provision for income tax expense for the nine months ended September 30, 2011 was $64.3 million, an increase of $23.8 million, or 58.8%, compared to $40.5 million for the nine months ended August 31, 2010. This increase is primarily due to higher taxable income resulting from the acquisitions made during the second half of the year ended November 30, 2010, partially offset by a lower effective tax rate. These amounts reflect effective tax rates of 33.3% and 39.6% for the nine months ended September 30, 2011 and August 31, 2010, respectively. The effective tax rate of 33.3% for the nine months ended September 30, 2011 reflects our estimate of the effective tax rate for the period, adjusted for several discrete items recognized during the period.

Segment Results of Operations

The results of operations by segment for the nine months ended September 30, 2011 and August 31, 2010 are as follows:

	Nine Months Ended September 30, 2011			Nine Months Ended August 31, 2010
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
Operating revenues	$583,788	$91,019	$674,807	$419,275	$30,308	$449,583
Cost of services	162,754	45,272	208,026	111,716	17,779	129,495
Selling, general and administrative	136,970	21,493	158,463	136,014	4,930	140,944
Restructuring	1,570	1,899	3,469	6,032	921	6,953
Amortization of intangible assets	39,487	10,050	49,537	21,555	3,350	24,905
Depreciation expense	11,549	3,398	14,947	11,332	551	11,883

Total operating expenses	352,330	82,112	434,442	286,649	27,531	314,180

Operating income	231,458	8,907	240,365	132,626	2,777	135,403
Other expense (income), net			47,080			32,991

Income before provision for income taxes			193,285			102,412
Provision for income taxes			64,317			40,508

Net income			$128,968			$61,904

The results of RiskMetrics and Measurisk were not included in our results of operations until their acquisition dates of June 1, 2010 and July 30, 2010, respectively. As a result, no meaningful periodic comparison of the segments can be made between the nine months ended September 30, 2011 and the nine months ended August 31, 2010. See below for a discussion comparing the pro forma results of operations on both a consolidated level and at a segment level.

Pro Forma Results of Operations

The unaudited pro forma financial information below summarizes the combined results of operations for MSCI and RiskMetrics for the nine months ended August 31, 2010 as though the companies were combined as of December 1, 2009. The unaudited pro forma financial information presented includes transaction costs directly attributable to the acquisition as well as the business combination accounting effects resulting from the acquisition, including the amortization charges from acquired intangible assets, adjustments to interest income for lower average cash balances, interest expense for borrowings and the amortization of deferred financing fees, debt discounts and prepaid agency fees and the related tax effects as though the companies were combined as of December 1, 2009.

The unaudited pro forma financial information for the nine months ended August 31, 2010 combine the historical results of MSCI for the nine months ended August 31, 2010, the historical results of RiskMetrics for the three-month period ended March 31, 2010 and the historical results of RiskMetrics for the three-month period ended December 31, 2009 (due to differences in reporting periods), adjusted to reflect the accounting effects described above.

The unaudited pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the RiskMetrics acquisition had taken place at December 1, 2009. The unaudited actual results for the nine months ended September 30, 2011 and the unaudited pro forma financial information for the nine months ended August 31, 2010 were as follows:

	Nine Months Ended
	Actual	Pro Forma
	September 30,	August 31,
	2011	2010	Increase/(Decrease)
	(in thousands)
Operating revenues	$674,807	$603,101	$71,706	11.9%
Operating expenses:
Cost of services	208,026	203,808	4,218	2.1%
Selling, general and administrative	158,463	149,990	8,473	5.6%
Restructuring	3,469	6,953	(3,484)	(50.1%)
Amortization of intangible assets	49,537	48,710	827	1.7%
Depreciation and amortization of property, equipment, and leasehold improvements	14,947	16,130	(1,183)	(7.3%)

Total operating expenses	434,442	425,591	8,851	2.1%

Operating income	240,365	177,510	62,855	35.4%
Other expense (income), net	47,080	52,460	(5,380)	(10.3%)
Provision for income taxes	64,317	44,395	19,922	44.9%

Net income	$128,968	$80,655	$48,313	59.9%

Total operating revenues increased $71.7 million, or 11.9%, to $674.8 million for the nine months ended September 30, 2011. The increase was primarily driven by higher revenues from MSCI’s benchmark products within our index and ESG subscription sub-category, increased index and ESG asset based fees and growth within our risk management analytics products.

Cost of services increased $4.2 million, or 2.1%, to $208.0 million for the nine months ended September 30, 2011. Compensation and benefits expenses increased $0.4 million to $152.0 million as a result of higher costs related to current staff and increased staffing levels and increased post-retirement and other expenses partially offset by decreased stock based compensation expenses. Non-compensation expenses rose by $3.8 million to $56.0 million, primarily driven by higher market data, outside professional, recruiting and information technology costs.

SG&A expense increased $8.5 million, or 5.6%, to $158.5 million for the nine months ended September 30, 2011. Within SG&A, compensation and benefits expenses increased $10.6 million to $108.1 million due primarily to higher costs related to current staff and increased staffing levels and increased post-retirement and other expenses. Non-compensation expenses decreased $2.1 million to $50.4 million. The decrease in non-compensation expenses was primarily driven by lower taxes and license fees as well as lower information technology costs.

Restructuring expense was $3.5 million for the nine months ended September 30, 2011. Approximately $0.7 million of the expense was associated with the elimination of overlapping positions and $2.8 million of the expense was associated with eliminating duplicative occupancy costs.

The unaudited actual results by operating segment for the nine months ended September 30, 2011 and the unaudited pro forma financial information by operating segment for the nine months ended August 31, 2010 were as follows:

	Nine Months Ended September 30, 2011			Nine Months Ended August 31, 2010
	Actual			Pro Forma
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
Operating revenues	$583,788	$91,019	$674,807	$508,146	$94,955	$603,101
Cost of services	162,754	45,272	208,026	151,675	52,133	203,808
Selling, general and administrative	136,970	21,493	158,463	130,629	19,361	149,990
Restructuring	1,570	1,899	3,469	6,032	921	6,953
Amortization of intangible assets	39,487	10,050	49,537	38,660	10,050	48,710
Depreciation expense	11,549	3,398	14,947	13,427	2,703	16,130

Total operating expenses	352,330	82,112	434,422	340,423	85,168	425,591

Operating income	231,458	8,907	240,365	167,723	9,787	177,510
Other expense (income), net			47,080			52,460

Income before provision for income taxes			193,285			125,050
Provision for income taxes			64,317			44,395

Net income			$128,968			$80,655

Performance and Risk

Total operating revenues for the Performance and Risk business increased $75.6 million, or 14.9%, to $583.8 million for the nine months ended September 30, 2011. The increase was primarily driven by higher revenues from MSCI’s benchmark products within our index and ESG subscription sub-category, increased index and ESG asset based fees and growth within our risk management analytics products.

Cost of services for the Performance and Risk business increased $11.1 million, or 7.3%, to $162.8 million for the nine months ended September 30, 2011. Compensation and benefits expenses increased $9.1 million to $119.6 million as a result of higher costs related to current staff and increased staffing levels and increased stock based compensation expenses partially offset by decreased post-retirement and other expenses. Non-compensation expenses rose by $2.0 million to $43.2 million, primarily driven by higher market data, occupancy and information technology costs.

SG&A expense for the Performance and Risk business increased $6.3 million, or 4.9%, to $137.0 million for the nine months ended September 30, 2011. Within SG&A, compensation and benefits expenses increased $8.6 million to $93.5 million resulting from higher costs related to current staff and increased staffing levels, increased stock based compensation and post-retirement and other expenses. Non-compensation expenses decreased $2.3 million to $43.4 million. The decrease in non-compensation expenses was primarily driven by lower taxes and license fees as well as lower information technology, personnel related and marketing costs.

Restructuring expense for the Performance and Risk business decreased $4.5 million, or 74.0%, to $1.6 million for the nine months ended September 30, 2011. Approximately $0.4 million of the expense was associated with the elimination of overlapping positions and $1.2 million of the expense was associated with eliminating duplicative occupancy costs.

Governance

Total operating revenues for the Governance business decreased $3.9 million, or 4.1%, to $91.0 million for the nine months ended September 30, 2011. Within the governance products, recurring revenues decreased $2.9 million to $78.6 million and non-recurring revenues decreased $1.0 million to $12.4 million for the nine months ended September 30, 2011.

Cost of services for the Governance business decreased $6.9 million, or 13.2%, to $45.3 million for the nine months ended September 30, 2011. Compensation and benefits expenses decreased $8.7 million to $32.4 million resulting from lower costs related to staffing levels and lower stock based compensation, partially offset by higher post-retirement and other expenses. Non-compensation expenses rose by $1.8 million to $12.9 million, driven primarily by higher outside professional costs.

SG&A expense for the Governance business increased $2.1 million, or 11.0%, to $21.5 million for the nine months ended September 30, 2011. Within SG&A, compensation and benefits expenses increased $1.9 million to $14.6 million resulting from higher costs related to current staff and increased staffing levels and post-retirement and other expenses, partially offset by decreased stock based compensation. Non-compensation expenses increased $0.2 million to $6.9 million.

Restructuring expense for the Governance business increased $1.0 million, or 106.2%, to $1.9 million for the nine months ended September 30, 2011. Approximately $0.3 million of the expense was associated with the elimination of overlapping positions and $1.6 million of the expense was associated with eliminating duplicative occupancy costs.

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

The Company’s accounting policy was to conduct the annual goodwill impairment test as of June 1, with the most recent annual goodwill impairment test completed as of June 1, 2011. Effective in the quarter ended September 30, 2011, the Company elected to prospectively change its accounting policy to begin conducting the annual goodwill impairment test annually on July 1. As a result, during the fiscal year 2011, the Company tested goodwill for impairment as of June 1, 2011 and July 1, 2011 and concluded that there was no impairment of the carrying value of the goodwill. The change to the annual goodwill impairment testing date is preferable under the circumstances as the impairment testing became consistent with the testing date prior to the change in fiscal year end (first day of third quarter), the impairment testing will use financial information as of the beginning of a quarter, which will have been subject to the prior quarter’s closing process; and the new date provides sufficient time to accurately complete the annual goodwill impairment testing prior to the Company’s quarterly reporting, thus avoiding interruptions with the quarterly reporting process. The resulting change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge of the Company’s goodwill. As it was impracticable to objectively determine the estimates and assumptions necessary to perform the annual goodwill impairment test as of each July 1 for periods prior to July 1, 2011, the Company has prospectively applied the change in the annual goodwill impairment testing date from July 1, 2011. The application of this change in accounting policy did not result in any impairment charges recognized in the Company’s Condensed Consolidated Financial Statements in any periods presented.

Other than the change described above, there were no significant changes in our accounting policies or critical accounting estimates since the end of the fiscal year ended November 30, 2010.

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

The 2011 Term Loan matures in March 2017. The Revolving Credit Facility matures in June 2015 and is available to fund our working capital requirements and for other general corporate purposes. Amendment No. 2 decreased the interest rate applicable to the 2011 Term Loan from LIBOR plus 3.25% (with a leverage-based stepdown) to LIBOR plus 2.75% (with a leverage-based stepdown) and reduced the LIBOR floor applicable to the 2011 Term Loan from 1.50% to 1.00%. Prepayments or amendments of the 2011 Term Loan that constitute a “repricing transaction” (as defined in Amendment No. 2) will be subject to a premium of 1.00% of the 2011 Term Loan if prepaid or amended on or prior to March 14, 2012. Prepayments and repricings made after March 14, 2012 will not be subject to premium or penalty. Amendment No. 2 contains a number of mandatory prepayment requirements, including a requirement to repay a specified amount of the 2011 Term Loan annually from a portion of our excess cash flows (as defined in the New Credit Facility, as amended, which varies based on our leverage ratio). For unused credit under the Revolving Credit Facility, we pay an annual 0.75% non-usage fee.

We primarily use interest rate swaps as part of our interest rate risk management strategy. During the nine months ending September 30, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As a result of the repayment of the 2010 Term Loan on March 14, 2011, we discontinued prospective hedge accounting on our then-existing interest rate swaps as they no longer met hedge accounting requirements. We will continue to report the net loss related to the discontinued cash flow hedges in Other Comprehensive Income and expect to reclassify this amount into earnings during the contractual term of the swap agreements.

On March 22, 2011, we terminated our then-existing interest rate swaps and simultaneously entered into new interest rate swaps to hedge the 2011 Term Loan variable-rate debt. As of September 30, 2011, we had two outstanding interest rate swaps with a combined notional principal amount of $420.8 million that were designated as cash flow hedges of interest rate risk.

The effective combined rate on our hedged and unhedged debt was 4.16% for the nine months ended September 30, 2011.

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

The New Credit Facility, as amended, contains affirmative and restrictive covenants that, among other things, limit our ability and our existing or future subsidiaries’ abilities to:

•	incur liens and further negative pledges;

•	incur additional indebtedness or prepay, redeem or repurchase indebtedness;

•	make loans or hold investments;

•	merge, dissolve, liquidate, consolidate with or into another person;

•	enter into acquisition transactions;

•	make capital expenditures;

•	issue disqualified capital stock;

•	sell, transfer or dispose of assets;

•	pay dividends or make other distributions in respect of our capital stock or engage in stock repurchases, redemptions and other restricted payments;

•	create new subsidiaries;

•	permit certain restrictions affecting our subsidiaries;

•	change the nature of our business, accounting policies or fiscal periods;

•	enter into any transactions with affiliates other than on an arm’s length basis;

•	modify or waive material documents; and

•	prepay, redeem or repurchase debt.

The New Credit Facility, as amended, also requires us to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) a maximum total leverage ratio (as defined in the New Credit Facility, as amended) measured quarterly on a rolling four-quarter basis shall not exceed (a) 4.00:1.00 through March 31, 2011, (b) 3.75:1.00 from April 1, 2011 through June 30, 2011, (c) 3.50:1.00 from July 1, 2011 through September 30, 2011, and (d) 3.25:1.00 thereafter; and (2) a minimum interest coverage ratio (as defined in the New Credit Facility, as amended) measured quarterly on a rolling four-quarter basis shall be (a) 4.50:1.00 through March 31, 2011, and (b) 5.00:1.00 thereafter. As of September 30, 2011, our Consolidated Leverage Ratio as defined in the New Credit Facility, as amended, was 2.56:1.00 and our Consolidated Interest Coverage Ratio as defined in the New Credit Facility, as amended, was 7.65:1.00.

The New Credit Facility, as amended, also contains customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, bankruptcy and insolvency events, invalidity or impairment of loan documentation or collateral, change of control and customary ERISA defaults.

We currently lease office space in New York, New York at two locations, One Chase Manhattan Plaza and 88 Pine Street, with combined annual base rents of $3.0 million. The lease at One Chase Manhattan Plaza ends in August 2012 and the lease at 88 Pine Street ends in December 2014. On September 16, 2011, we entered into a new lease agreement with 7 World Trade Center, LLC, pursuant to which we will rent approximately 126,000 square feet of office space for our new corporate headquarters at 7 World Trade Center, New York, New York (the “Lease”). We will commence leasing our headquarters on or about February 1, 2012 (the “Commencement Date”), subject to certain customary conditions.

The Lease is initially scheduled to expire on February 28, 2033, subject to our option to renew the Lease for an additional ten years after the initial expiration date. We also have the option to terminate the Lease early on February 1, 2028, subject to compliance with the terms and conditions of the Lease, including the payment of a termination fee. The aggregate rent over the life of the Lease is approximately $170.1 million plus certain customary expenses. From February 1, 2013 (the “Rent Commencement Date”) through and including January 31, 2018, the day preceding the fifth anniversary of the Rent Commencement Date, the annual rent paid will be approximately $7.3 million. Thereafter, the annual rent to be paid increases 10% on each of the fifth, tenth and fifteenth anniversaries of the Rent Commencement Date.

We expect to move into the 7 World Trade Center offices during the second half of the year ending December 31, 2012.

Cash flows

Cash and cash equivalents

	As of
	September 30, 2011	November 30, 2010
	(in thousands)
Cash and cash equivalents	$221,575	$226,575

Cash provided by (used in) operating, investing and financing activities

	For the Nine Months Ended
	September 30, 2011	August 31, 2010
	(in thousands)
Cash provided by operating activities	$174,930	$121,238
Cash used in investing activities	$(86,635)	$(854,624)
Cash (used in)/provided by financing activities	$(134,355)	$755,885
Effect of exchange rates on cash and cash equivalents	$(1,788)	$(788)

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $174.9 million and $121.2 million for the nine months ended September 30, 2011 and August 31, 2010, respectively. The $53.7 million year-over-year increase primarily reflects increased net income adjusted for certain non-cash items partially offset by decreased collections on accounts receivable and increased payments for taxes.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash used in investing activities was $86.6 million and $854.6 million for the nine months ended September 30, 2011 and August 31, 2010, respectively. The $768.0 million decrease primarily reflects cash used to make acquisitions in the nine months ended August 31, 2010 while no acquisitions were made during the nine months ended September 30, 2011. Additionally, during the nine months ended August 31, 2010, the proceeds from the maturation of short-term investments were used to pay off the 2007 Credit Facility and fund the closing of the RiskMetrics acquisition rather than reinvested.

Cash flows from financing activities

Cash used in financing activities was $134.4 million for the nine months ended September 30, 2011 compared to cash provided by financing activities of $755.9 million for the nine months ended August 31, 2010. The year-over-year change of $890.4 million primarily reflects the fact that the New Credit Facility was entered into in the nine months ended August 31, 2010, the proceeds of which were used to fund the acquisition of RiskMetrics while, in the nine months ended September 30, 2011, cash payments were made to service and refinance the New Credit Facility.

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

Revenues from index-linked investment products represented approximately $109.1 million, or 16.2%, and $75.8 million, or 16.8%, of our operating revenues for the nine months ended September 30, 2011 and August 31, 2010, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a large majority of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in euros, pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. Approximately $91.2 million, or 13.5%, and $53.9 million, or 12.0%, of our revenues for the nine months ended September 30, 2011 and August 31, 2010, respectively, were denominated in foreign currencies, the majority of which were in euros, pounds sterling and Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $148.4 million, or 34.2%, and $104.9 million, or 33.4%, of our expenses for the nine months ended September 30, 2011 and August 31, 2010, respectively, were denominated in foreign currencies, the significant majority of which were denominated in Swiss francs, pounds sterling, Hong Kong dollars, euros, Hungarian forints, Indian rupees, Japanese yen and Mexican pesos. Expenses paid in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. As a result of these positions, we recognized foreign currency exchange gains of $0.9 million and foreign currency exchange losses $0.6 million for the nine months ended September 30, 2011 and August 31, 2010, respectively. These amounts were recorded in “other expense (income)” in our Condensed Consolidated Statements of Income. Although we do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency, we minimize exposure by reducing the value of the assets and liabilities in currencies other than the functional currency of the legal entity in which they are located.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $221.6 million at September 30, 2011 and $226.6 million at November 30, 2010, respectively. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. At September 30, 2011 and November 30, 2010, we had invested $142.8 million and $73.9 million, respectively, in debt securities with maturity dates ranging from 91 to 365 days from the date of purchase. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the New Credit Facility, as amended, bear interest at a rate equal to the sum of the greater of the LIBOR and 1.00%, and a margin of 2.75%, which margin will be subject to adjustment based on our leverage ratio.

The Company entered into interest rate swap agreements which will be amortized through August 2013. The swap agreements were designated as cash flow hedges of interest rate risk and qualify for hedge accounting treatment under ASC Subtopic 815-10. Changes in LIBOR will affect the interest rate on the portion of our credit facilities which have not been hedged by the interest rate swaps and, therefore, our costs under the credit facilities. Assuming an average of $698.6 million of variable rate debt outstanding, a hypothetical 1.63% basis point increase in LIBOR for a one year period would result in approximately $7.0 million of additional interest rate expense.

We recorded a pre-tax loss in other comprehensive income of $3.1 million ($1.9 million after tax) for the nine months ended September 30, 2011 as a result of the fair value measurement of these swaps. The fair value of these swaps is included in other accrued liabilities on our Condensed Consolidated Statement of Financial Condition.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended September 30, 2011 in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2010. The risk factors presented below supplement, update, supersede and/or replace, as appropriate, risks factors appearing under the heading “Risks Related to Our Business” in that Annual Report.

Any failure to ensure and protect the confidentiality of client data could adversely affect our reputation and have a material adverse effect on our business, financial condition or results of operations.

Many of our products provide for the exchange of sensitive information with our clients through a variety of media, including the Internet, software applications and dedicated transmission lines. We rely on a complex system of internal processes and software controls to protect the confidentiality of client data, such as client portfolio data that may be provided to us or hosted on our systems. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in the implementation of our internal controls, unauthorized access to, or disclosure or misappropriation of client data could occur. Such unauthorized access, disclosure or misappropriation could damage our reputation and/or result in claims against us by our clients and have a material adverse effect on our business, financial condition or results of operations. If a failure of our internal controls results in a security or privacy breach, we could also incur increased operating expenses to remediate the problems caused by the breach and prevent future breaches, which could have a material adverse effect on our financial condition or results of operations.

Our business relies heavily on electronic delivery systems and the Internet, and any failures or disruptions may materially adversely affect our ability to serve our clients.

We depend heavily on the capacity, reliability and security of our electronic delivery systems and the Internet. Heavy use of our electronic delivery systems and other factors such as loss of service from third parties, operational failures, sabotage, break-ins and similar disruptions from unauthorized tampering or hacking, human error, national disasters, power loss or computer viruses could cause our systems to operate slowly or interrupt their availability for periods of time. We have experienced and may experience again in the future denial-of-service attacks. While we have been able to defend our systems against such attacks in the past, there is no assurance that we will be able to do so successfully in the future. Our ability to effectively use the Internet may also be impaired due to infrastructure failures, service outages at third-party Internet providers or increased government regulation. If disruptions, failures or slowdowns of our electronic delivery systems or the Internet occur, our reputation and our ability to distribute our products effectively and to serve our clients may be materially and adversely affected. We could experience cancellations and reduced demand for our products and services, resulting in decreased revenues. We may also experience increased operating expenses to defend against and protect us from such disruptions and attacks, which may have a material adverse effect on our financial condition or results of operations.

Our clients that pay us a fee based on the assets of an investment product may seek to negotiate a lower asset-based fee percentage or may cease using our indices, which could limit the growth of or decrease our revenues from asset-based fees.

A portion of our revenues are from asset-based fees and these revenues streams are concentrated in some of our largest clients. Our clients may seek to negotiate a lower asset-based fee percentage for a variety of reasons. As the assets of index-linked investment products managed by our clients change, they may request to pay us lower asset-based fee percentages. Additionally, as competition among our clients increases, they may have to lower the fees they charge to their clients, which could cause them to try to decrease our fees correspondingly or otherwise lead to a reduction of our fees in certain cases. For example, competition is intense and increasing among our clients that provide exchange traded funds. The fees they charge their clients are one of the competitive differentiators for these exchange traded fund managers. Additionally, clients that have licensed our indices to serve as the basis of index-linked investment products are generally not required to continue to use our indices and could elect to cease offering the product or could change the index to a non-MSCI index, in which case our asset-based fees could dramatically decrease, which could have a material adverse effect on our business, financial condition or results of operations. In August 2011, BlackRock Inc., which together with its affiliates accounted for 8.4% and 9.9% of our revenues for the nine months ended September 30, 2011 and the year ended November 30, 2010, respectively, announced that it was seeking regulatory clearance to create indices for use as the basis of exchange traded funds that it would manage.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the quarter ended September 30, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2011-July 31, 2011) Employee Transactions (1)	—	$—	N/A	N/A
Month #2 (August 1, 2011-August 31, 2011) Employee Transactions (1)	727	$36.82	N/A	N/A
Month #3 (September 1, 2011-September 30, 2011) Employee Transactions (1)	—	$—	N/A	N/A

Total Employee Transactions (1)	727	$36.82	N/A	N/A

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

Dated: November 4, 2011

MSCI INC. (Registrant)

By:	/s/ DAVID M. OBSTLER
David M. Obstler
Principal Financial Officer and Authorized Signatory

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED SEPTEMBER 30, 2011

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008)

3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33812), filed with the SEC on February 28, 2008)

10.1	Agreement of Lease dated September 16, 2011, by and between 7 World Trade Center, LLC and MSCI Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on September 22, 2011)

11	Statement Re: Computation of Earnings Per Common share (The calculation of per share earnings is in Part I, Item I, Note 5 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

* 15	Letter of awareness from Deloitte & Touche LLP, dated November 4, 2011, concerning unaudited interim financial information

* 18	Letter Re: Change in Accounting Principles from Deloitte & Touche LLP dated November 4, 2011

* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

** 32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

***101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—September 30, 2011 and November 30, 2010, (ii) the Condensed Consolidated Statements of Income—Three and Nine Months Ended September 30, 2011 and August 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2011 and August 31, 2010, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.
**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-1