Form 10-K
period 2011-12-31
MSCI Inc.
filed 2012-02-29
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

YES  ☐    NO  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these securities as reported by The New York Stock Exchange on June 30, 2011) was approximately $4,461,163,352. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 23, 2012, there were 121,457,571 shares of the Registrant’s Class A common stock, $0.01 par value, outstanding and no shares of Registrant’s Class B common stock, $0.01 par value, outstanding.

Documents incorporated by reference: Portions of the Registrant’s proxy statement for its annual meeting of stockholders, to be held on May 2, 2012, are incorporated herein by reference into Part III of this Form 10-K.

MSCI INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

Except as the context otherwise indicates, the terms “MSCI,” “we,” “our,” and “us” refer to MSCI Inc. together with its subsidiaries. References to “RiskMetrics” refer to RiskMetrics Group, Inc., a wholly-owned subsidiary of ours that we acquired in June 2010 and its subsidiaries, including Institutional Shareholder Services Inc. and its subsidiaries, which is referred to as “ISS” herein, except that references to ISS products exclude certain KLD and Innovest products, which are included in the index and ESG product category (KLD, Innovest and ESG defined below).

When we refer to “fiscal year 2011” or “the year ended December 31, 2011” we mean January 1, 2011 through December 31, 2011.

FORWARD-LOOKING STATEMENTS

We have included in this Annual Report on Form 10-K and from time to time may make in our public filings, press releases or other public statements, certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and represent only MSCI’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

In some cases you can identify these statements by forward-looking words such as “may,” “might,” “should,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “potential,” “continue,” “believes” and similar expressions, although some forward-looking statements are expressed differently. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict and may cause actual results to differ materially from the forward-looking statements and from management’s current expectations. Such risks and uncertainties include those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or for any other reason, except as required by applicable law. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.	Business

Overview

We are a leading global provider of investment decision support tools, including indices, portfolio risk and performance analytics and corporate governance products and services. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base including asset owners, such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; financial intermediaries, such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of December 31, 2011, we had approximately 6,200 clients across 82 countries. We had offices in 30 cities in 20 countries to help serve our diverse client base, with approximately 54.4% of our revenue from clients in the Americas, 31.9% in Europe, the Middle East and Africa (“EMEA”) and 13.7% in Asia and Australia, based on revenues for the year ended December 31, 2011. See “—Clients” below for an explanation of how we calculate our number of clients.

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

Our Governance business is a leading provider of corporate governance and specialized financial research and analysis services to institutional investors and corporations around the world. Among other things, the Governance business facilitates the voting of proxies by institutional investors and provides in-depth research and analysis to help inform voting decisions and identify issuer-specific risk. The Governance business offers both global equity security coverage and fully integrated products and services, including proxy voting, policy creation, research, vote recommendations, vote execution, post-vote disclosure and reporting and analytical tools. Within a firewall designed to separate it from the rest of the Governance business, a unit of the Governance business also provides products and services to corporate clients who may use those products and services to learn about and improve their governance and executive compensation practices.

Our principal sales model in both of our business segments is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services, for an annual fee paid up front. For the year ended December 31, 2011, approximately $732.5 million, or 81.3%, of our revenues was attributable to annual, recurring subscriptions. An additional $136.0 million of our revenues comes from clients who use our indices as the basis for index-linked investment products such as ETFs. We also derive revenues from certain institutional clients that use our indices as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generate a limited amount of our revenues from certain exchanges that use our indices as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. We also receive revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services, overages relating to proxy research and voting services, fees relating to recovery of securities class action settlements and from certain products and services that are designed for one-time usage.

Company History and Acquisitions

We were a pioneer in developing the market for global equity index products and began licensing our first equity index products in 1969. We were incorporated in Delaware in 1998 and until we became a public company in November 2007 our only two shareholders were Morgan Stanley and Capital Group International, Inc. (“Capital Group International”).

In June 2004, we acquired Barra, Inc. (“Barra”), a provider of portfolio risk analytics tools that launched its first risk analytics products in 1975, broadening our product range beyond index products.

In November 2007, we completed an initial public offering (“IPO”) of approximately 16.1 million shares of our class A common stock. In connection with the IPO, we reclassified our outstanding common stock into shares of class A common stock and class B common stock and immediately following the IPO, Morgan Stanley and Capital Group International held approximately 81.0 million and 2.9 million shares of our class B common stock, respectively. Morgan Stanley and Capital Group International converted and sold their remaining shares of our class B common stock in subsequent registered secondary equity offerings from May 2008 through May 2009. Although we began the transition to an independent, stand-alone public company at the time of our IPO in November 2007, we became an independent, stand-alone public company following the May 2009 secondary offering.

In June 2010, we acquired RiskMetrics, a leading provider of, among other things, risk management and governance products and services, in a cash-and-stock transaction valued at approximately $1,572.4 million. In addition to its risk management products and services, RiskMetrics owned ISS, a pioneer in the development of policy-based proxy voting recommendations. ISS expands our product and service offerings to include a fully-outsourced proxy research, voting and vote reporting service, and corporate governance products and services. RiskMetrics acquired the Center for Financial Research and Analysis (“CFRA”), Innovest Strategic Value Advisors, Inc. (“Innovest”) and KLD Research and Analytics, Inc. (“KLD”) in August 2007, March 2009 and October 2009, respectively. The acquisitions of these companies permits us to offer financial research and analysis products that provide our clients with research reports and analytical tools covering many investment criteria that we believe have become increasingly important to investors, including accounting and compensation practices, and environmental, social and governance products and services.

In July 2010, we acquired Measurisk, LLC (“Measurisk”), a provider of risk transparency and risk measurement tools for hedge fund investors, to aid us in developing a broad platform and setting the standard for analyzing and reporting hedge fund risk in response to our clients’ demands for increasing levels of transparency from their hedge fund managers.

Over the course of more than 40 years, we believe our organization has accumulated an in-depth understanding of the investment process worldwide. Based on this wealth of knowledge, we have created and continue to develop, enhance and refine sophisticated tools to meet the growing, complex and diverse needs of our clients’ investment and governance processes. Our models and methodologies are the intellectual foundation of our business and include the innovative algorithms, formulas and analytical and quantitative techniques that we use, together with market data, to produce our products. Our long history has allowed us to build extensive databases of proprietary index, risk and governance data, as well as accumulate valuable historical market data, which we believe would be difficult to replicate and which provides us with a substantial competitive advantage.

We have grown significantly, organically and through acquisitions, such as those described above, with respect to our number of employees and revenues. As we have grown, we have increased our operations outside of the United States. We currently have branches or subsidiaries located in the following countries: Australia, Belgium, Brazil, Canada, China, France, Germany, Hungary, India, Italy, Japan, Mexico, the Philippines, Singapore, South Africa, South Korea, Switzerland, United Arab Emirates, the U.K. and the U.S.

Business Segments, Products and Services

We divide our business operations into two segments: the Performance and Risk business and the Governance business. Business segment revenue, segment income from operations and assets attributable to foreign and domestic operations are set forth in Note 14, “Segment Information,” of the Notes to the Consolidated Financial Statements, included herein.

Performance and Risk Business Segment

Our primary Performance and Risk products consist of indices, portfolio risk and performance analytics, credit analytics and ESG products. We also have product offerings in the areas of energy and commodity asset valuation analytics and fixed income portfolio analytics. Our products are generally comprised of proprietary index data, proprietary risk and analytics data and ESG ratings, analysis and research delivered via data feeds and proprietary software applications. Our index and risk data are created by applying our models and methodologies to market and fundamental data. For example, we input closing stock prices and other market data into our index methodologies to calculate our index data, and we input fundamental data and other market data into our risk models to produce risk forecasts for individual assets and portfolios of multiple asset classes, including equities, bonds, commodities, foreign exchange, futures, options, derivatives, structured products, interest-rate products and credit products. Our clients can use our data together with our proprietary software applications, third-party applications or their own applications in their investment process. Our software applications offer our clients sophisticated portfolio analytics to perform in-depth analysis of their portfolios, using our risk data, the client’s portfolio data and fundamental and market data. Our equity index products are typically branded “MSCI.” Our portfolio risk, performance and credit analytics are typically branded “Barra” and “RiskMetrics.” In addition to MSCI ESG indices, we offer other environmental, social and governance products that are branded “MSCI ESG.” Our valuation models and risk management software for the energy and commodities markets are typically branded “FEA.”

Index and ESG Products

Our MSCI-branded equity indices are designed to measure returns available to investors across a wide variety of markets (e.g., Europe, Japan or emerging markets), sizes (e.g., small capitalization or large capitalization), styles (e.g., growth or value) and industries (e.g., banks or media). Our MSCI ESG indices are designed to help clients incorporate environmental, social and governance factors into their investment decisions. As of December 31, 2011, we calculated over 150,000 indices daily.

In addition to delivering our products directly to our clients, as of December 31, 2011, we also had more than 65 third-party financial information and analytics software providers that distribute our various equity index products worldwide. The performance of our equity indices is also frequently referenced when selecting investment managers, assigning return benchmarks in mandates, comparing performance and providing market and academic commentary. The performance of certain of our equity indices is reported on a daily basis in the financial media.

Our primary index products are:

•

MSCI Global Equity Indices. The MSCI Global Equity Indices are our flagship index products. They are designed to measure returns available to global investors across a variety of public equity markets. As of December 31, 2011, the MSCI Global Equity Indices provide exhaustive equity market coverage for over 70 countries in our developed, emerging and frontier market categories, as well as various regional and composite indices built from the component country indices, including MSCI EAFE (Europe, Australasia, and Far East), MSCI World, MSCI ACWI IMI (All Country World Investable Market Index) and MSCI Emerging Market Indices. In addition, the MSCI Global Equity Indices include industry indices, thematic and strategy indices, value and growth style indices and large-, mid-, small- and micro-capitalization size segment indices.

We believe that the MSCI Global Equity Indices are the most widely used benchmarks for cross-border equity funds. We continue to enhance and expand this successful product offering. Recently, various pension plans have announced their adoption of our broad equity index, MSCI ACWI IMI, as the policy benchmark for their equities portfolios. We have also recently introduced several new indices into our Risk Premia family, such as our award winning Risk Weighted index, and additional Value Weighted indices. Other new index launches include the MSCI EM 50 Index and other regional indices such as Overseas China and Andean region, as well as new depository receipt indices, and a US tax exempt index series.

•

MSCI US Equity Indices. The MSCI US Equity Indices are designed to reflect the full breadth of investment opportunities within the US equity markets. The MSCI US Equity Indices include value and growth style indices, large-, mid-, small- and micro-capitalization size segment indices and sectors/industries indices.

•

MSCI Custom Indices. Over the years we have significantly expanded our capabilities to calculate custom indices. We currently calculate approximately 5,500 custom indices, which apply a client’s customization criteria to an existing MSCI index. Examples of customization criteria include currency, hedging, stock exclusions or special weighting. Custom indices can reflect specific investment criteria, such as socially responsible investment requirements or regulatory constraints, and can be used for back-testing a strategy or developing a specialized investment product, minimizing portfolio tracking error and constructing index-linked products.

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

•

Global Industry Classification Standard (GICS®). GICS was developed and is maintained jointly by MSCI and Standard & Poor’s Financial Services, LLC (a subsidiary of The McGraw-Hill Companies, Inc.) (“Standard & Poor’s”). We designed this classification system to respond to our clients’ needs for a consistent, accurate and complete framework for classifying companies into industries. GICS has been widely accepted as an industry analysis framework for investment research, portfolio management and asset allocation. Our equity index products classify constituent securities according to GICS.

We also offer GICS Direct, a joint product of MSCI and Standards & Poor’s. GICS Direct is a database of more than 42,000 active companies and over 47,000 securities classified by sector, industry group, industry and sub-industry in accordance with proprietary GICS methodology.

•

MSCI ESG Products. MSCI ESG products and services help investors integrate ESG factors into their investment decisions. Investors integrate ESG factors to better understand investment risk and opportunities and/or to align investment with a set of ESG values.

MSCI ESG products include research, screening and modeling tools that allow institutional investors and asset managers to: align investments with a set of ESG values such as perceptions of certain business activities, religious views or international norms; generate buy/restricted lists of companies that meet those criteria; understand the implications of restrictions on portfolios; and examine company specific profiles.

MSCI ESG products also provide ESG ratings and analysis on thousands of companies worldwide. These sector based research reports are designed to identify and analyze key ESG issues for the sector, which may include the intersection of a corporations’ major social and environmental impacts with its core business operations, thereby identifying potential risks and opportunities for the company and its investors.

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

•

RiskManager. RiskManager is an industry leader in VaR simulation and stress testing. Clients use RiskManager for daily analyzing, measuring and monitoring of market risk at fund and firm level, for sensitivity and stress testing, and for interactive what-if analysis. RiskManager is a highly scalable platform accessed by clients via a license to a secure, interactive web-based application service, as an outsourced risk reporting service or as a web service in which a client’s systems access RiskMetrics core risk elements by connecting directly to our systems. RiskManager includes, among other modules, the CounterParty Risk Reporting module that provides clients with counterparty exposures and is offered as either a web service or a managed service in which our staff oversee the production of CounterParty Risk reports on behalf of our clients.

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

•

WealthBench. WealthBench is an investment planning platform for private banks, financial advisors, brokerages and trust companies. WealthBench assists users in delivering informed, tailored investment planning proposals for high net worth individuals reflecting their needs, goals and risk tolerances while remaining consistent with firm-driven investment and risk-based policies. WealthBench incorporates robust analytics, market-consistent inputs and transparent methodologies.

•

CreditManager. Our CreditManager product is a portfolio credit risk management system used primarily by banks to calculate economic capital and credit scores, facilitate risk-based pricing and measure risk concentrations. The application is designed to consolidate and compare risks and opportunities across multiple credit exposures including bonds, credit derivatives and traditional lending.

Portfolio Management Analytics Products

Our Barra-branded equity portfolio management analytics products are designed to assist investment professionals in analyzing and managing risks and returns for equities at both the asset and portfolio level in developed, emerging and frontier equity markets. Barra equity models identify and analyze the factors that influence equity asset returns and risk. Our most widely used Barra equity products utilize our fundamental multi-factor equity risk model data to help our clients construct, analyze, optimize and manage portfolios. Our multi-factor models identify common factors that influence stock price movements, such as industry and style characteristics, based on market and fundamental data. The proprietary risk data available in our products identifies an asset’s or a portfolio’s sensitivities to these common factors.

Our global equity models include the following:

•

Barra Global Equity Model (“GEM3”). GEM3 is a multi-factor risk model designed for use in global equity portfolio management and construction. It uses a set of factors that explain the sources of global equity risk and returns.

•

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

Our single country and regional risk models include the following:

•

Barra Single Country Equity Models. Our single country equity models identify a set of factors to explain sources of risk and return of portfolios in that country. Examples include the Barra US Equity Model (“USE4”) which models risk for U.S. equity assets and portfolios and the Barra UK Equity Model (“UKE7”) which models risk for United Kingdom equity assets and portfolios.

•

Barra Regional Equity Models. We produce two regional equity models, the Europe Equity Model (“EUE3”) and the Asia-Pacific Equity Model (“ASE1”). These models are designed to be used across a broad range of applications and are available in different versions to reflect local and regional commonalities, as well as short-term and long-term investment horizons. The EUE3 model covers approximately 16,200 stocks in 29 markets, including many emerging and frontier markets in Eastern Europe. The ASE1 model covers approximately 29,000 stocks in 15 markets, including emerging and frontier markets in the region.

When assigning investment mandates to asset managers, institutional asset owners often prescribe investment restrictions for portfolio risk and tracking error that are measured, reported and monitored using Barra products. Our clients can use our portfolio analytics by installing our proprietary software applications and equity risk data in their technology platforms, by accessing our software applications and risk data via the Internet, by integrating our equity risk data into their own applications or through third-party applications, like those provided by FactSet Research Systems Inc. (“FactSet”), which have incorporated our equity risk data and analytics into their offerings.

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

Barra Aegis also provides a factor-based performance attribution module which allows clients to analyze realized returns relative to risk factors by sectors, styles, currencies and regions. Barra Aegis’s tools also help clients identify returns attributable to stock selection skills. Additionally, using Barra Aegis’s advanced automation tools, clients can back-test their portfolio construction strategies over time.

•

Barra Portfolio Manager. Barra Portfolio Manager is an integrated risk and performance platform that is designed to help fund managers and their teams gain additional portfolio insight, manage a more systematic investment process and make faster, more informed investment decisions. The hosted interactive user interface allows users to analyze risk and return, monitor portfolios and conduct pre-trade what-if analysis across a number of scenarios. The platform supports optional data management services that allow users to outsource the loading and reconciliation of their portfolio and other proprietary data.

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

Proxy Research and Voting, GPD and SCAS

Our Proxy Research and Voting, GPD and SCAS products are designed to provide proxy services, including proxy voting and in-depth research and analysis to help inform voting decisions and assess issuer-specific risk, to institutional investors globally. ISS is the largest proxy advisory firm that offers a fully-integrated, end-to-end proxy voting service, including policy creation, comprehensive research, vote recommendations, vote execution and reporting and analytical tools. During fiscal year 2011, Proxy Research and Voting, GPD and SCAS accounted for approximately 70.4% of revenues attributable to our Governance business.

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

Research coverage is currently provided on over 6,000 U.S.-based companies and over 20,000 non-U.S. companies. ISS’s research and recommendations are based on benchmark, specialized and custom policies. ISS’s benchmark policies are designed to serve as an industry standard and best practice guide to corporate governance and are developed with the input of institutional clients and industry professionals around the world. In addition to our benchmark policies, we recognize that the philosophies and policies used to make proxy voting decisions range widely among different types of investors. By understanding the diverse needs of our clients, we are able to create policies that meet their requirements through a number of specialized policies such as SRI policies based on environmentally and socially responsible guidelines and ISS’s Taft-Hartley benchmark policy which is based on guidelines of the American Federation of Labor and Congress of Industrial Organizations. For many institutional investors with highly specialized or unique needs for proxy research and policy guidelines, we also offer custom proxy advisory services in which we work with our clients to develop and refine governance policy guidelines that match their particular views and are unique to them. ISS’s M&A Edge provides independent, in-depth research analysis that focuses specifically on proposed merger and acquisition deals and proxy contests to inform institutional investors. It also delivers ongoing deal notes that keep users abreast of key events as the deal or contest evolves and analyzes key aspects of a transaction, including strategic rationale, corporate governance and shareholder rights issues.

ISS’s proxy voting services include notifying clients of upcoming shareholder meetings, receiving proxy ballots from third-party proxy distributors, generating consolidated proxy ballots and instructions across its clients’ portfolios, executing and tabulating its clients’ votes in accordance with their instructions, maintaining voting records and providing comprehensive vote reporting.

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

•

Securities Class Action Services (“SCAS”). We deliver a complete class action monitoring and claims filing service to institutional investors who have potential recovery rights in securities class action lawsuits. We provide an extensive securities litigation database, including up-to-date case information and detailed historical class action data, and provide fully-outsourced notification, tracking and claims filing services to our institutional clients. Our relationships with claims administrators and law firms around the world enable us to advise on new developments in global markets and streamline the filing process.

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

ISS Corporate Services

Our ISS Corporate Services products and services are designed to help clients reduce risk and build shareholder value through strong governance programs by leveraging our expertise in the areas of executive compensation, governance ratings, capital structure, voting trends and corporate governance research. ISS Corporate Services tools, data and advisory services help clients to design, manage and measure their corporate governance programs. While the majority of ISS Corporate Services revenues have historically been non-recurring, a shift in our business strategy during fiscal year 2011 to increase recurring, subscription revenue of data and analytics services resulted in an increase in sales for these products and services during fiscal year 2011. During fiscal year 2011, revenues related to our ISS Corporate Services products and services represented approximately 21.2% of our Governance business total revenues.

Our primary ISS Corporate Services products and services include:

•

Compensation Data and Analytics. We provide a set of turnkey products and services that enable compensation professionals and board committee members to optimize compensation plan design by modeling, analyzing and benchmarking executive compensation and equity plans. Our ExecComp Analytics product provides historical data, benchmarking and analytics on executive compensation and pay for performance. Compass is a web-based tool enabling clients to model the cost of equity compensation plans and determine optimal equity plan design. Our flagship product is the ExecComp Suite, which includes our ExecComp Analytics product and ongoing benchmarking of equity plan value transfer, burn rates, and dilution. It also provides access to experienced and dedicated compensation plan analysts and support in modeling the cost of equity compensation plans and determining optimal compensation plan design.

•

Governance Exchange. Governance Exchange provides a high-quality online discussion forum to facilitate constructive dialogue on corporate governance issues among those involved in corporate governance, including institutional investors, board directors and corporate executives. Members of Governance Exchange also have access to a diverse range of corporate governance viewpoints and research through webcasts, white papers, surveys, and expert analysis.

•

Proxy Research and Publications. Proxy Research and Publications offers a searchable database of publications, research articles and online reports designed to help corporate secretaries, investor relations professionals, executives, directors and other professionals track ISS recommendations and analysis. Through an alerts service, users of Proxy Research and Publications also receive the latest proxy research reports released for their company or for peer companies, and can opt to be alerted when proxy research reports containing specific proposal types are released.

Financial Research and Analysis

Our FR&A products and services are designed to assess the overall financial health of companies by analyzing the investment implications of companies’ accounting policies, legal and regulatory exposure, environmental, social and governance practices, mergers and acquisitions initiatives and compensation plans. Our FR&A product and service offerings are provided primarily to portfolio managers for investment analysis, to corporations to monitor compliance with corporate governance practices and to professional services organizations to support due diligence efforts. These offerings allow investors to add specialized, qualitative analysis to more traditional research used in the investment decision-making process. During fiscal year 2011, FR&A accounted for approximately 8.4% of revenues attributable to our Governance business. All of FR&A’s products and services are marketed under the CFRA brand.

CFRA Forensic Accounting Research. Through a rigorous and proprietary research process, our global team of analysts provides in-depth research on over 600 companies worldwide while our quantitative tools assess the reported financial results of over 10,000 companies worldwide. We focus on providing our clients with timely and actionable risk analysis reports regarding earnings and cash flow quality and sustainability, legal and regulatory risk and overall business health. Our clients rely on our continuous analysis and objective perspective. Accounting Lens, our largest product within FR&A, is a leading forensic accounting risk research report offering for investors, providing early warning signals for companies with aggressive accounting practices or showing signs of operational or financial distress. The reports consist of in-depth company research, educational and industry research, access to our proprietary earnings quality database and research analyst contact. In addition, CFRA’s Legal Edge product is focused on identifying and analyzing hidden legal and regulatory risks. CFRA also provides customized research services for client-defined projects.

Growth Strategy

We have experienced growth in recent years with operating revenues and operating income increasing by 35.9% and 56.2%, respectively, for the year ended December 31, 2011 compared to the year ended November 30, 2010, and by 49.7% and 36.5%, respectively, for the year ended November 30, 2010 compared to the year ended November 30, 2009. Excluding the impact of the RiskMetrics and Measurisk acquisitions, our operating revenues and operating income increased by 13.4% and 26.7%, respectively, for the year ended December 31, 2011 compared to the year ended November 30, 2010.

We believe we are well-positioned for significant growth over time and have a multi-faceted growth strategy that builds on our strong client relationships, products, brands and integral role in the investment and governance process. Set forth below are the principal elements of our strategy to grow our Company and meet the increasing needs of our clients for investment decision support tools:

•

Client Growth. We believe there are significant opportunities to increase the number of users and locations and the number of products we license to existing client organizations, and to obtain new clients in both existing and new geographic markets and client types worldwide. We intend to:

•

Increase product subscriptions and users within our current client base. Many of our clients use only one or a limited number of our products, and we believe there are opportunities to cross-sell our other investment decision support tools as we have expanded our suite of equity index, ESG, risk, governance and research products. For example, we will continue to seek opportunities to sell risk and portfolio analytics products to our existing index-only clients. In addition, we will continue to focus on adding new users, new locations and new modules for current products with existing clients.

•

Expand client base in current client types. We seek to add new clients by leveraging our brand strength, our products, our broad access to the global investment community and our strong knowledge of the investment and governance processes. This includes client types in which we already have a strong penetration for our flagship global equity index, risk management analytics, portfolio analytics and governance products.

•

Increase licensing of indices for ETFs. We believe that there is potential for continued growth and expansion in the ETF market in the future and we will continue to increase licensing of our indices for index-linked investment products to capitalize on their growth in number and variety. The table below illustrates the growth trend with respect to the number of primary exchange listings of ETFs linked to MSCI equity indices.

Number of Primary Exchange Listings of ETFs Linked to MSCI Equity Indices

	As of
Region	December 31, 2011	November 30, 2010	November 30, 2009
Americas	150	130	93
EMEA	348	253	165
Asia	26	20	10

Total	524	403	268

Historical values of the assets in ETFs linked to our indices are set forth in a table under the section “Management’s Discussion and Analysis—Results of Operations—Year Ended December 31, 2011 Compared to the Year Ended November 30, 2010 and for the One Month Ended December 31, 2010—Operating Revenues.”

•	Product Growth. We plan to develop new product offerings and continue to enhance our existing products through internal product development.

•

Create innovative new product offerings and enhancements. In order to maintain and enhance our leadership position, we plan to introduce innovative new products and enhancements to existing products. We believe that the integration of product platforms, development of new models, expansion of the global coverage of current models, enhanced client customization capabilities, increased data collection and the introduction of new governance products will increase the competitiveness of our Company. We also maintain an active dialogue with our clients in order to understand their needs and anticipate market developments.

•

Expand our capacity to design and produce new products. We intend to increase our spending on product development teams, new model research, data production systems and software application design to enable us to design and produce new products more quickly and cost-effectively. Increasing our ability to process additional models and data, and design and code software applications more effectively, will allow us to respond faster to client needs and bring new products and product enhancements to the market more quickly.

•

Growth through acquisitions. We intend to continue to seek to acquire products, technologies and companies that will enhance, complement or expand our product offerings and client base, as well as increase our ability to provide investment decision support tools to equity, fixed income and multi-asset class investment institutions.

Competitive Advantages

We believe our competitive advantages include the following:

•

Strong client relationships and deep understanding of their needs. Our consultative approach to product development, dedication to client support and our range of products have helped us build strong relationships with investment institutions around the world. We believe the skills, knowledge and experience of our research, software engineering, data management and production and product management teams enable us to develop and enhance our models, methodologies, data and software applications in accordance with client demands and needs. We consult with our clients and other market participants during the product development and construction process to take into account their actual investment process requirements.

•

Client reliance on our products. Many of our clients have come to rely on our products in their investment management processes, integrating our products into their performance measurement and risk management processes, where they become an integral part of their daily portfolio management functions. In certain cases, our clients are requested by their customers to report using our tools or data. Consequently, we believe that certain of our clients may experience business disruption and additional costs if they choose to cease using or replace our products.

•

Strong brand recognition. Our Global Equity Indices and ESG products and services are marketed under the MSCI and MSCI ESG brands; our portfolio risk and performance analytics covering global equity and fixed income are marketed under the Barra brand; our multi-asset class, market and credit risk analytics are marketed under the RiskMetrics, Barra and Measurisk brands, respectively; our energy and commodity asset valuation analytics are marketed under the FEA brand; and our corporate governance products and services are marketed under the ISS brand. These brands are well-established and recognized throughout the investment community worldwide. Our brand strength reflects the longstanding quality and widespread use of our products. We believe our products are well-positioned to be the tools of choice for investment institutions increasingly looking to third-party products and services for help with benchmarking, index-linked product creation and portfolio risk management and for corporate clients for help with governance efforts.

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

•

Global products and operations. Our products cover most major investment markets throughout the world. For example, our MSCI Global Equity Indices provide exhaustive equity market coverage for over 70 countries in our developed, emerging and frontier market categories; and we produced equity risk data for single country models, regional equity models and an integrated multi-asset class risk model covering equity and fixed income markets. As of December 31, 2011 our clients were located in 82 countries and many of them have a presence in multiple locations around the world. As of December 31, 2011, our employees were located in 20 countries in order to maintain close contact with our clients and the international markets we follow and to maintain an appropriate cost structure. We believe our global presence and focus allow us to serve our clients well and capitalize on a great number of business opportunities in many countries and regions of the world.

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

Clients

For the year ended December 31, 2011, we served approximately 6,200 clients across 82 countries worldwide with 54.4% of revenue from our client base in the Americas, 31.9% in EMEA, 13.7% in Asia and Australia. Our clients include asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, ETFs, hedge funds and private wealth; and financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants. To calculate the number of clients, we may count certain affiliates and business units within a single organization as separate clients. For example, the asset management and broker-dealer units of a diversified financial services firm may be treated as separate clients, even though the financial services firm is the only party to the applicable subscriptions or licenses. Our client count includes clients from which revenue has been generated in the past 12 months for a product or service of a non-recurring nature and which currently have no recurring subscription with us. While our product subscription Retention Rates (defined below) were not consistent with pre-financial crisis peaks, they have improved from the lower levels experienced during the financial crisis. Our Aggregate Retention Rates were 89.8% and 86.8% for the years ended December 31, 2011 and December 31, 2010, respectively. Our Core Retention Rates were 90.2% and 87.7% for the years ended December 31, 2011 and 2010, respectively. For a description of the calculation of our Aggregate and Core Retention Rates, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Metrics and Drivers—Retention Rate.”

Revenues from our ten largest clients contributed a total of 25.8%, 27.4% and 27.3% of our total revenues for the years ended December 31, 2011 and November 30, 2010 and 2009, respectively.

In the years ended December 31, 2011 and November 30, 2010 and 2009, our largest client organization by revenue, BlackRock and its affiliates (“BlackRock”), accounted for 8.1%, 9.9% and 9.9% of our operating revenues, respectively. For the years ended December 31, 2011 and November 30, 2010 and 2009, approximately 83.9%, 82.9% and 87.5% of our revenues from BlackRock were attributable to fees based on the assets of ETFs linked to MSCI equity indices, including its iShares ETF business.

Marketing

We market our products to investment institutions, financial service providers and corporations worldwide. See “—Clients” above. Our research and product management teams seek to understand our clients’ investment and governance process and their needs and to design tools that help clients effectively and efficiently address them. Because of the sophisticated nature of our products, our main means of marketing is through face-to-face meetings, hosted events, targeted campaigns and 24-hour client support, as described in “—Sales and Client Support” below. These marketing and support efforts are supplemented by our website, our email newsletters, our client events, our participation in industry conferences, our ongoing product consultations and research papers, and our public relations efforts.

Members of our research team and other employees regularly speak at industry conferences, as well as at our own seminars. We hosted over 180 seminars, webinars, conferences and workshops in various locations across the globe in fiscal 2011. These seminars, webinars, conferences and workshops bring our staff and our clients together, expose those clients to our latest research and product enhancements and give our staff an opportunity to gain insight into our clients’ needs. Our marketing communications professionals also arrange interviews for our sales people in prominent industry journals and issue press releases on product developments and releases. We also communicate directly with both clients and prospective clients through our email newsletters which deliver research, company news and product specific news to currently over 60,000 recipients who have opted to receive them. Our strategic marketing department collaborates with our product specialists to analyze our clients’ use of our products and to analyze the competitive landscape for our products.

Sales and Client Support

As of December 31, 2011, our client coverage offices included 200 sales people and over 250 client support people worldwide. Of these, over 95 were located in our New York offices and 80 were located in our London office. In the last few years we have expanded our sales efforts to grow our revenues and our client service efforts to ensure client satisfaction and develop client loyalty. We have expanded our geographic presence by opening client coverage offices in Budapest, Dubai, Mumbai, Seoul, Shanghai, Monterrey, Mexico, Boston and Chicago. We have also created more specialized sales and client support teams to increase our impact in each client segment, namely hedge funds, asset owners and broker dealers. Our sales and client support staff are based in 28 offices around the world enabling us to provide valuable face-to-face client service and focus efforts on developing new clients in more locations.

The sophisticated nature of our products and their uses demands a sales and client support staff with strong academic and financial backgrounds. Most new sales require several face-to-face meetings with the prospective client and the sales process for large and complex sales is likely to involve a team from sales, client support, product management and research. For Barra and RiskMetrics-branded products, sales and client support personnel are available to onboard new clients and new users, which includes, providing intensive on-site training in the use of the models, data and software applications underlying each product. Client support also provides ongoing support, which may include on-site visits, telephone and e-mail support 24 hours, five days a week and routine client support needed in connection with the use of the product or how it can help investors improve their process, all of which are included in the recurring subscription fee. We believe that the size, quality, knowledge and experience of our sales and client support staff, as well as their proximity to clients, differentiate us from our competitors.

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

Utilizing a deep understanding of the investment process worldwide, our research department develops, reviews and enhances our various methodologies and models. Our global data operations and technology team designs and manages our processes and systems for market data procurement, proprietary data production and quality control. Our software engineering team builds our sophisticated software applications. As part of our product development process, we also frequently undertake extensive consultations with our clients and other market participants to understand their specific needs and investment process requirements. Our product management team facilitates this collaborative product development and production approach.

•

Research. Our models are developed by a cross-functional research team of mathematicians, economists, statisticians, physicists, financial engineers and investment industry experts. Our performance and risk research department combines extensive academic credentials with broad financial and investment industry experience. We monitor investment trends and their drivers globally, as well as analyze product-specific needs in areas such as instrument valuation, risk modeling, portfolio construction, asset allocation and value-at-risk simulation. An important way we monitor global investment trends and their implications for our business is through the forum provided by our Editorial Advisory Board (“EAB”). Our EAB, which was established in 1999, meets twice a year and is comprised of senior investment professionals from around the world and senior members of our performance and risk research team. In 2011, our performance and risk researchers participated in over a dozen industry events and conferences, and their papers have been published in leading academic and industry journals. We host an annual performance and risk client conference, which took place in 12 cities around the world in fiscal 2011, where our researchers discuss their current work, research papers and projects. Our researchers also participate in such discussions at a number of seminars, workshops and webinars we host throughout the year. Our researchers work on both developing new models and methodologies and enhancing existing ones.

Within the governance research department, ISS’s policy board works to ensure ISS’s voting policies are developed and applied within a framework of corporate governance best practices. Each year, through an annual policy survey of our institutional clients and other forums, institutional investors are invited to share their ideas on corporate governance issues including board structure, executive compensation, mergers and acquisitions and corporate accountability to ensure that our standard voting policies are aligned with the views of our institutional clients.

•

Data Operations and Technology. Our data operations and technology team consists of a combination of information technology and operations specialists. We licensed a large volume and variety of market data for every major market in the world, including fundamental and return data, from more than 200 third party sources in 2011. We apply our models and methodologies to this market data to produce our proprietary index and risk data. Our data operations and technology team oversees this complex process. Our experienced information technology staff builds internal systems and proprietary software and databases that house all of the data we license or produce in order for our data operations teams to perform data quality checks and run our data production systems. This data factory produces our proprietary index data such as end of day and real time equity indices, and our proprietary risk data such as daily and monthly equity risk forecasts. We have data operations and technology offices in North America, Europe and Asia.

•

Software Engineering. Certain of our proprietary risk data are made available to clients through our proprietary software applications, such as Barra Aegis, Barra Cosmos, BarraOne, RiskManager, HedgePlatform, WealthBench, Credit Manager, ESG Manager and Proxy Exchange. Our software engineering team consists of individuals with significant experience in both the finance and software industries. Our staff has an extensive skill set, including expertise in both the Java-based technologies used in our web-based, on-demand software application tool for multi-asset class risk analysis and reporting and Microsoft-based technologies used in our desktop equity and fixed income analytics software products. We also have extensive experience with database technologies, computational programming techniques, scalability and performance analysis and tuning and quality assurance. We use a customized software development methodology that leverages best practices from the software industry, including agile programming, test-driven development, parallel tracking, iterative cycles, prototyping and beta releases. We build our software applications by compiling multiple components, which enables us to reuse designs and codes in multiple products. Our software development projects involve extensive collaboration with our product management team and directly with clients. We have software engineering offices in the U.S., Europe and Asia.

Our Competition

Many industry participants compete directly with us by offering one or more similar products. Our principal competitors on a global basis for our MSCI Global Equity Index products are FTSE International, Ltd. (a subsidiary of The London Stock Exchange), Russell Investment Group (a unit of Northwestern Mutual Life Insurance Group) and Standard & Poor’s. Additionally, we compete with equity index providers whose primary strength is in a local market or region. These include CME Group Index Services, LLC (a joint venture company owned 90% by CME Group Inc. and 10% by Dow Jones & Company), Russell Investment Group and Standard & Poor’s in the U.S.; the CAC index published by NYSE Euronext and STOXX Ltd. in Europe; and Nikkei Inc., Nomura Securities, Ltd., Russell Investment Group and Tokyo Stock Exchange, Inc. in Japan. There are also many smaller companies that create custom indices primarily for use as the basis of ETFs.

The principal competitors for our portfolio analytics products are Applied Portfolio Technologies (a unit of SunGard), Axioma, Inc., Bloomberg Finance L.P., Capital IQ’s ClariFI (a Standard & Poor’s business), FactSet, Northfield Information Services, Inc. and Wilshire Analytics.

Our risk management analytics products compete with firms such as Algorithmics (a unit of IBM), Barclays Capital, BlackRock Solutions (a unit of BlackRock Inc.), FactSet, Imagine Software, KMV (a unit of Moody’s Corporation), and SunGard Data Systems Inc. Additionally, many of the larger broker-dealers have developed proprietary risk management analytics tools for their clients. Similarly, many investment institutions, particularly the larger global organizations, have developed their own internal risk management analytics tools.

ISS competes with firms such as Broadridge Financial Solutions, Equilar, Inc. and Glass, Lewis & Co. ISS also competes with local niche proxy voting and research providers in certain international markets.

For our other products where our revenues are less significant, we also have a variety of other competitors.

Employees

As of December 31, 2011, our number of employees increased by 352 to 2,429 from 2,077 on November 30, 2010. As of December 31, 2011, approximately 39.2% of our employees were located in emerging market centers.

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

Available Information

Our corporate headquarters are located at One Chase Manhattan Plaza, New York, New York, 10005, and our telephone number is (212) 804-3900. We maintain an Investor Relations website on the Internet at www.msci.com.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information that we file electronically with the SEC at www.sec.gov. We also make available free of charge, on or through this website, these reports, proxy statements and other information as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these, click on the “SEC Filings” link found on our Investor Relations homepage. The contents of our website are not a part of or incorporated by reference in this Annual Report on Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. You should read the section titled “Forward-Looking Statements” beginning on page 1 for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Annual Report on Form 10-K.

Risks Related to Our Business

If we lose key outside suppliers of data and products or if the data or products of these suppliers have errors or are delayed, we may not be able to provide our clients with the information and products they desire.

Our ability to produce our products and develop new products is dependent upon the products of other suppliers, including certain data, software and service suppliers. Our index and analytics products are dependent upon (and of little value without) updates from our data suppliers and most of our software products are dependent upon (and of little value without) continuing access to historical and current data. Throughout our businesses, we utilize certain data provided by third party data sources in a variety of ways, including large volumes of data from certain stock exchanges around the world. As of December 31, 2011, we had over 200 such data suppliers. If the data from our suppliers has errors, is delayed, has design defects, is unavailable on acceptable terms or is not available at all, our business, financial condition or results of operations could be materially adversely affected.

Some of our agreements with data suppliers allow them to cancel on short notice and we have not completed formal agreements with all of our data suppliers, such as certain stock exchanges. Many of these data suppliers compete with one another and, in some cases, with us. For example, ISS relies on a data feed agreement with Broadridge Financial Solutions which allows for a large number of proxy ballots to be received, and proxy votes to be processed, electronically, minimizing the manual aspects of the proxy voting process and limiting the risk of error inherent in manual processes. If the data feed agreement with Broadridge was terminated, we would have to incur significant expenses in order to input our clients’ voting instructions directly into Broadridge’s proprietary electronic voting systems and our business and results of operations would be materially and adversely affected. Since ISS also competes with Broadridge in some markets with respect to providing certain aspects of proxy voting services, there may be circumstances under which Broadridge may have an incentive to not renew ISS’s data feed agreement or to offer renewal terms which we may deem unreasonable. From time to time we receive notices from data suppliers, including stock exchanges, threatening to terminate the provision of their data to us, and some data suppliers, including at least one stock exchange, have terminated the provision of their data to us. Termination of one or more of our significant data agreements or exclusion from, or restricted use of, or litigation in connection with, a data provider’s information could decrease the available information for us to use (and offer our clients) and may have a material adverse effect on our business, financial condition or results of operations.

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

Many of our products provide for the exchange of sensitive information with our clients through a variety of media, including the Internet, software applications and dedicated transmission lines. We rely on a complex system of internal processes and software controls along with policies, procedures and training to protect the confidentiality of client data, such as client portfolio data that may be provided to us or hosted on our systems. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in the implementation of our internal controls, or if an employee purposely circumvents or violates our internal controls, unauthorized access to, or disclosure or misappropriation of, client data could occur. Such unauthorized access, disclosure or misappropriation could damage our reputation and/or result in claims against us by our clients and have a material adverse effect on our business, financial condition or results of operations. If a failure of our internal controls results in a security or privacy breach, we could also incur increased operating expenses to remediate the problems caused by the breach and prevent future breaches, which could have a material adverse effect on our financial condition or results of operations.

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

The conflict management safeguards that we have implemented may not be adequate to manage these potential conflicts of interest, and clients or competitors may question the integrity of our services. In the event that we fail to adequately manage perceived conflicts of interest, we could incur reputational damage, which could have a material adverse effect on our business, financial condition and operating results.

Legal protections for our intellectual property rights and other rights may not be sufficient or available to protect our competitive advantages. Third parties may infringe on our intellectual property rights, and pending third-party litigation may adversely affect our ability to protect our intellectual property rights.

We consider many aspects of our products and processes to be proprietary. We rely primarily on a combination of trade secret, patent, copyright and trademark rights, as well as contractual protections and technical measures, to protect our products and processes. Despite our efforts, third parties may still try to challenge, invalidate or circumvent our rights and protections. There is no guarantee that any trade secret, patent, copyright or trademark rights that we may obtain will protect our competitive advantages, nor is there any assurance that our competitors will not infringe upon our rights. As we have experienced, even if we attempt to protect our intellectual property rights through litigation, it may require considerable cost, time and resources to do so, and there is no guarantee that we will be successful. Furthermore, our competitors may also independently develop and patent or otherwise protect products and processes that are the same or similar to ours. In addition, the laws of certain foreign countries in which we operate do not protect our proprietary rights to the same extent as do the laws of the U.S. Also, some elements of our products and processes may not be subject to intellectual property protection.

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

•

Patents—We currently hold 21 U.S. and foreign patents. We currently have 5 U.S. and foreign patent applications pending. Patent applications can be extremely costly to process and defend. There can be no assurance that we will be issued any patents that we apply for or that any of the rights granted under any patent that we obtain will be sufficient to protect our competitive advantages.

•

Copyrights—We believe our proprietary software and proprietary data are copyright protected. If a court were to determine that any of our proprietary software or proprietary data, such as our index level data, is not copyright protected, it could have a material adverse effect on our business, financial condition or results of operations.

•

Confidentiality and Trade Secrets—Our license agreements limit our clients’ right to copy or disclose our proprietary software and data. It is possible, however, that a client might still make unauthorized copies of our proprietary software or data, which could have a material adverse effect on our business, financial condition or results of operations. For example, if a client who licensed a large volume of our proprietary historical data made that information publicly available, we might lose potential clients who could freely obtain a copy of the data. We also seek to protect our proprietary software and data through trade secret protection and through non-disclosure obligations with our employees. However, if an employee breaches his or her non-disclosure obligation and reveals a trade secret or other confidential information, we could lose the trade secret or confidentiality protection, which could have a material adverse effect on our business, financial condition or results of operations. Furthermore, it may be very difficult to ascertain if a former employee is inappropriately using or disclosing our confidential or proprietary information. We have investigated suspicions that former employees have used or disclosed our confidential or proprietary information, but we cannot be certain that we are aware or in the future will be aware of every instance in which this sort of behavior may occur. Additionally, the enforceability of our license agreements of non-disclosure obligations and the remedies available to us in the event of a breach vary due to the many different jurisdictions in which our clients and employees are located.

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

From time to time, such complaints are filed by or we receive such notices from others alleging intellectual property infringement or potential infringement. The number of these claims may grow. We have made, are making and expect to continue making expenditures related to the use of technology and intellectual property rights as part of our strategy to manage this risk.

Responding to intellectual property claims, regardless of merit, can consume valuable time, result in costly litigation or cause delays. We may be forced to settle such claims on unfavorable terms, and there can be no assurance that we would prevail in any litigation arising from such claims if such claims are not settled. We may be required to pay damages, to stop selling or using the affected products or applications or to enter into royalty and licensing agreements. There can be no assurance that any royalty or licensing agreements will be made, if at all, on terms that are commercially acceptable to us. From time to time we receive notices calling upon us to defend partners, clients, suppliers or distributors against such third-party claims under indemnification clauses in our contracts. Therefore, the impact of claims of intellectual property infringement could have a material adverse effect on our business, financial condition or results of operations.

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

We rely on third-party software and data in connection with our product development and offerings. We depend on the ability of third-party software and data providers to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The third-party software and data we use may become obsolete or incompatible with future versions of our products. We also monitor our use of third-party software and data to comply with applicable license requirements. Despite our efforts, our use of certain third party software and data has been challenged in the past and there can be no assurance that such third parties may not challenge our use in the future, resulting in increased software or data acquisition costs, loss of rights and/or costly legal actions. Our business could be materially adversely affected if we are unable to timely or effectively replace the functionality provided by software or data that becomes unavailable or fails to operate effectively for any reason. In addition, our operating costs could increase if license fees for third-party software or data increase or the efforts to incorporate enhancements to third-party or other software or data are substantial. Some of these third-party suppliers are also our competitors, increasing the risks noted above.

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

Due to the highly volatile and competitive nature of the industry in which we operate and the impact of technological change on our products, we must continually introduce new products and services, enhance, including through integration, existing products and services, and effectively generate customer demand for new and upgraded products and services. This requires accurate anticipation of clients’ changing needs and emerging investment trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products and services that satisfy our clients’ needs and generate the revenues required to provide the desired results.

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

Integrating existing products and platforms and transitioning clients to enhanced products and services presents execution risks and challenges. If we are unable to effectively manage transitions to new or enhanced products and services, our business, financial condition and results of operations could be materially adversely affected.

Increased competition in our industry may cause price reductions or loss of market share, which may materially adversely affect our business, financial condition or results of operations.

We face competition across all markets for our products. Our competitors range in size from large companies with substantial resources to small, single-product businesses that are highly specialized. Our larger competitors may have access to more resources and may be able to achieve greater economies of scale, and our competitors that are focused on a narrower product line may be more effective in devoting technical, marketing and financial resources to compete with us with respect to a particular product. There may also be consolidation among our competitors in the form of joint ventures or other business arrangements, which could allow for better capitalized competitors.

In addition, barriers to entry may be low in many cases, including for single-purpose product companies. The Internet as a distribution channel has allowed free or relatively inexpensive access to information sources, which has reduced barriers to entry even further. Low barriers to entry could lead to the emergence of new competitors; for example, broker-dealers and data suppliers could begin developing their own proprietary risk analytics or equity indices. Financial and budgetary pressures affecting our clients, including those arising from current economic conditions, may lead certain clients to seek products at a lower cost than what we provide. These competitive pressures may also result in fewer clients, fewer subscriptions or investment product licenses, price reductions, and increased operating costs, such as for marketing, resulting in lower revenue, gross margins and operating income. See “Part I.—Item 1. Business—Our Competition” above.

Our business is dependent on the financial viability of our clients. If our clients are negatively impacted by adverse conditions in the financial markets and are forced to shut-down, consolidate, limit or reduce spending, our business, financial condition or results of operations may be materially adversely affected.

Most of our clients are in the financial services industry. For example, asset managers accounted for 60.5% and 52.4% of our revenues as of December 31, 2011 and November 30, 2010, respectively. The global financial crisis led to the closure or consolidation of a number of our clients, including asset manager, broker-dealer and hedge fund clients. Such events impacted our financial results, including our Run Rates and Aggregate and Core Retention Rates, in 2009 and 2010, and, to a lesser extent, 2011. Ongoing economic weakness and volatility continues to cause uncertainty and pressure on our clients’ spending, resulting in longer selling and renewing cycles, increased sales expenses and potentially increased cancellations.

If such trends continue, we may not be able to generate or accurately plan for future growth and demand for our products may decrease, which could have a material adverse effect on our business, financial condition or results of operations.

As a result of the global financial crisis, the U.S. Congress undertook major financial reform which led to the enactment on July 21, 2010 of the Dodd-Frank Act. The Dodd-Frank Act will have a significant impact on many aspects of the way in which the financial services industry conducts business and will impose substantial new regulation on, and regulatory oversight of, a wide variety of financial services institutions. Although many of the effects of the Dodd-Frank Act will be largely unknown until the regulations have been finalized and implemented, complying with its requirements could negatively impact the business, operations and financial viability of many of our clients which, in turn, could have a negative impact on our business and results of operations.

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

A significant portion of our revenues comes from our products that are focused on various aspects of managing or monitoring portfolios. To the extent our clients significantly deemphasize equity securities in their investment strategies, the demand for equity products would likely decrease, which could have a material adverse effect on our business, financial condition or results of operations.

Our revenues and earnings attributable to asset-based fees may be affected by changes in the capital markets, particularly the equity capital markets.

Clients that use our indices as the basis for certain index-linked investment products, such as ETFs and mutual funds, commonly pay us a fee based on the investment product’s assets. These asset-based fees make up a significant portion of our revenues. They accounted for approximately 15.6%, 16.2% and 16.7% of revenues for the fiscal years ended December 31, 2011 and November 30, 2010 and 2009, respectively. These asset-based fees accounted for 44.7%, 45.2% and 43.9% of the revenues from our ten largest clients for the fiscal years ended December 31, 2011 and November 30, 2010 and 2009, respectively. The value of an investment product’s assets can increase or decrease along with market performance and inflows and outflows, which impact our revenues. Volatile capital markets, such as those experienced recently, as well as changing investment styles, may influence an investor’s decision to invest in and maintain an investment in an index-linked investment product. For example, as of December 31, 2011, the month-end value of assets in ETFs linked to MSCI equity indices was $301.6 billion, which was 3.0% lower than the value of such assets as of November 30, 2010, and the value of such assets at November 30, 2010 was 32.8% higher than the value of such assets as of November 30, 2009. If the value of passive investments linked to our indices decreases, our asset-based fee revenues are likely to decline.

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

A portion of our revenues are from asset-based fees and these revenues streams are concentrated in some of our largest clients. Our clients may seek to negotiate a lower asset-based fee percentage for a variety of reasons. As the assets of index-linked investment products managed by our clients change, they may request to pay us lower asset-based fee percentages. Additionally, as competition among our clients increases, they may have to lower the fees they charge to their clients, which could cause them to try to decrease our fees correspondingly or otherwise lead to a reduction of our fees in certain cases. For example, competition is intense and increasing among our clients that provide exchange traded funds. The fees they charge their clients are one of the competitive differentiators for these exchange traded fund managers. Additionally, clients that have licensed our indices to serve as the basis of index-linked investment products are generally not required to continue to use our indices and could elect to cease offering the product or could change the index to a non-MSCI index, in which case our asset-based fees could dramatically decrease, which could have a material adverse effect on our business, financial condition or results of operations. In August 2011, BlackRock, Inc., which together with its affiliates accounted for 8.1% and 9.9% of our revenues for the fiscal years ended December 31, 2011 and November 30, 2010, respectively, announced that it was seeking regulatory clearance to create indices for use as the basis of exchange traded funds that it would manage.

A limited number of clients account for a material portion of our revenue. Cancellation of subscriptions or investment product licenses by any of these clients could have a material adverse effect on our business, financial condition or results of operations.

For the fiscal years ended December 31, 2011 and November 30, 2010, revenues from our ten largest clients accounted for 25.8% and 27.4% of our total revenues, respectively. If we fail to obtain a significant number of new clients or if one of our largest clients cancels or reduces its subscriptions or investment product licenses and we are unsuccessful in replacing those subscriptions or licenses, our business, financial condition or results of operation could be materially adversely affected. For the fiscal year ended December 31, 2011, our largest client organization by revenue, BlackRock, Inc. and affiliates (“BlackRock”), accounted for 8.1% of our total revenues. For the fiscal years ended December 31, 2011 and November 30, 2010, approximately 83.9% and 82.9%, respectively, of the revenue from BlackRock came from fees based on the assets in BlackRock’s ETFs based on MSCI indices.

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

Our clients may develop internally certain functionality contained in the products they currently license from us. For example, some of our clients who currently license our risk data to analyze their portfolio risk may develop their own tools to collect data and assess risk, making our products unnecessary for them. To the extent that our clients become more self-sufficient, demand for our products may be reduced, which could have a material adverse effect on our business, financial condition or results of operations. See “—A limited number of clients account for a material portion of our revenue. Cancellation of subscriptions or investment product licenses by any of these clients could have a material adverse effect on our business, financial condition or results of operations” above.

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

We have experienced significant growth since we began operations. There can be no assurance that we will be able to maintain the levels of growth and profitability that we have experienced in the past. Among other things, there can be no assurance that we will be as successful in our marketing efforts as we have been in the past, or that such efforts will result in growth or profit margins comparable to those we have experienced in the past. See “—To remain competitive and generate customer demand, we must successfully develop new products and effectively manage transitions” above, “—We are dependent on key personnel in our professional staff for their expertise” below, “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1.—Business.” Any failure to continue to grow our business and maintain profitability could have a material adverse effect on our business, financial condition or results of operations.

If we are unable to manage our operating costs as anticipated or our operating costs are higher than expected, our operating results may fluctuate significantly.

We may experience higher than expected operating costs, including increased personnel costs, occupancy costs, selling and marketing costs, investments in geographic expansion, communication costs, travel costs, software development costs, professional fees and other costs. Additionally, we may not fully realize our strategic initiatives to manage our cost structure. If operating costs exceed our expectations and cannot be adjusted accordingly, our profitability may be reduced and our results of operations and financial position may be adversely affected.

Our financial condition and results of operations may be negatively impacted by global factors that are beyond our control, including macroeconomic, political and market conditions, the availability of short-term and long-term funding and capital, the level and volatility of interest rates, currency exchange rates, inflation and ratings downgrades.

Financial markets in the United States, Europe and Asia have experienced disruption in the past year, and near-term predictions for the growth of the global economy remain weak. Concerns over the European debt crisis, the potential collapse of the Euro, ratings downgrades, the ability of the U.S. Government to manage the U.S. deficit and prolonged high unemployment have contributed to increased volatility and diminished expectations for the global economy and markets going forward. While we do not concentrate a significant amount of business in any one Eurozone country, we did derive 31.0% of our 2011 revenue from Europe. The general financial instability in any Eurozone country could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. Unfavorable changes in global economic conditions may negatively impact the demand for our products and services and may also impair the ability of our customers to pay for products and services or cause them to go out of business entirely, resulting in increased reserves for doubtful accounts and write-offs of accounts receivable. Cash flows may also be impacted resulting in restricted access to capital markets, changes in currency exchange rates and delayed or underpayment by our customers. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our results of operations and financial condition.

Our growth may place significant strain on our management and other resources.

We must plan and manage our growth effectively to increase revenue and maintain profitability. Our growth, including in emerging market centers, has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial, management, legal and compliance processes and information systems to keep pace with the growth of our business. There can also be no assurance that, if we continue to grow internally or by way of acquisitions, management will be effective in attracting, training and retaining additional qualified personnel, including additional managers, expanding our physical facilities and information technology infrastructure, integrating acquired businesses or otherwise managing growth. Any failure to effectively manage growth or to effectively manage the business could have a material adverse effect on our business, financial condition or results of operations. See “—To remain competitive and generate customer demand, we must successfully develop new products and effectively manage transitions” above, “—We are dependent on key personnel in our professional staff for their expertise” below, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1—Business.”

There is considerable risk embedded in growth through acquisitions, which may materially adversely affect our business, financial condition or results of operations.

An element of our growth strategy is growth through acquisitions. Any future acquisitions could present a number of risks, including:

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

Revenues from index-linked investment products represented approximately 15.6% and 16.3% of operating revenues for the fiscal years ended December 31, 2011 and November 30, 2010, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a significant percentage of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

While we generally invoice our clients in U.S. dollars; we invoice a portion of our clients in Euros, British Pounds, Japanese Yen and a limited number of other non-U.S. dollar currencies. For the fiscal years ended December 31, 2011 and November 30, 2010, approximately 13.4% and 12.8%, respectively, of our operating revenues were invoiced in currencies other than U.S. dollars. For the fiscal year ended December 31, 2011, 60.6% of our foreign currency revenues were in Euros, 21.9% were in Japanese Yen and 9.9% were in British Pounds. For the fiscal year ended November 30, 2010, 55.9% of our foreign currency revenues were in Euros, 28.2% were in Japanese Yen and 10.3% were in British Pounds.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 34.1% and 34.2% of our operating expenses for the fiscal years ended December 31, 2011 and November 30, 2010, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British Pounds, Swiss Francs, Hong Kong Dollars, Euros, Hungarian Forints, Indian Rupees, Mexican Pesos and Japanese Yen. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency. As a result of these positions, we recognized foreign currency exchange gains of $1.1 million for the fiscal year ended December 31, 2011. The gains on foreign currency exchange were primarily due to the weakening of the U.S. dollar as compared to the Japanese Yen in the fiscal year. We do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency.

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

•

Proposed Regulation for Fiduciaries. On October 21, 2010, the U.S. Department of Labor (“DOL”) issued a proposed regulation that would expand the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). As proposed, the definition of fiduciary would include, among others, an investment adviser that provides advice and recommendations to employee benefit plans regarding exercise of rights appurtenant to shares of stock (e.g., proxy voting). If this regulation were adopted as proposed, ISS could be deemed to be a fiduciary for purposes of ERISA. As such, it would be subject to ERISA’s prohibited transaction (e.g., conflict) provisions, which could have an impact on the manner in which ISS and its affiliates conduct business. On September 19, 2011, the DOL announced that it had withdrawn this proposal and would re-propose the regulation sometime in early 2012.

•

Proposed Proxy Plumbing Regulations. On July 14, 2010, the SEC voted unanimously to issue for public comment a concept release focusing on a wide range of topics related to the U.S. proxy voting system. The release is organized around, and seeks comment on, three general topics: (1) the accuracy, transparency and efficiency of the proxy voting system; (2) communications with shareholders and shareholder participation in voting; and (3) the relationship between voting power and economic interest, including questions about proxy advisory firms, such as ISS, and concerns raised by corporate issuers and other observers about the role, power and manner in which proxy advisory firms operate. The SEC may, but is not required, to engage in rulemaking with respect to the various issues and questions raised in the concept release. At this point we are unable to determine whether the SEC will pursue rulemaking on these matters and, if so, the extent to which any rule might impact our businesses, including the process by which we provide proxy research and voting services to clients, the manner in which ISS operates as a proxy advisory firm, the business model that provides for both voting services to investor clients and governance advice to corporate clients, or otherwise. However, as with any regulatory change, we may have to change business practices and operational procedures and incur costs in response to possible modifications to the proxy system that could result from any rulemaking that stems from the concept release.

•

Proposed European Benchmarks Regulation. On October 20, 2011, the European Commission issued proposals for MiFID/MiFIR 2 (COM (2011) 0652 and COM (2011) 0656), which among other things would mandate that where the value of a financial instrument is calculated by reference to a benchmark, a person with proprietary rights to the benchmark would be required to ensure that certain clearing entities and trading venues would be entitled to licenses to relevant price and data feeds and information regarding the composition, methodology and pricing of the benchmark. Access to such information would have to be granted by the benchmark owner on a reasonable commercial basis, which in any event would be at a price no higher than the lowest price at which access to the benchmark is granted to another clearing entity or trading venue for clearing and trading purposes. At this point, we do not know whether the European Commission will adopt this or a similar proposal, or if it does so, when such a regulation would affect our index licensing business.

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

ISS’s products and services support the proxy voting processes of clients. Consequently, we may be exposed to potential liability claims brought by ISS’s clients or third parties as a result of the operational failure of our products and services.

ISS’s products and services support the proxy voting processes of clients. If ISS were to fail to provide the services provided for in its client contracts, we could be required to provide credits to its clients and in some cases we may be subject to contractual penalties. ISS’s client agreements generally have provisions designed to limit our exposure to potential liability claims brought by its clients or other third parties based on the operational failure of its products and services. However, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, foreign or local laws. Any such claim, even if the outcome were to be ultimately favorable to us, could involve a significant commitment of management, personnel, financial and other resources. In addition, such claims and lawsuits could have a material adverse effect on our business, financial condition or results of operations.

Our indebtedness could materially adversely affect our business, financial condition or results of operations.

In connection with our acquisition of RiskMetrics, on June 1, 2010, we entered into a senior secured credit agreement, which is comprised of (i) a 1,275.0 million six-year term loan facility and (ii) a $100.0 million five-year revolving credit facility (“New Credit Facility”). See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The New Credit Facility replaced our senior credit facility of $70.9 million and the senior secured facilities of RiskMetrics of $206.7 million outstanding as of May 31, 2010. On March 14, 2011, we completed the repricing of the existing senior secured term loan facility under the New Credit Facility pursuant to Amendment No. 2 which provided for the incurrence of a new senior secured loan in an aggregate principal amount of $1,125.0 million. The proceeds of this term loan, together with cash on hand, were used to repay the outstanding balance of the existing senior secured term loan. This term loan matures in 2017.

As of December 31, 2011, we had $1,077.8 million of indebtedness under the New Credit Facility, as amended, ($11.3 million in current maturities and $1,066.5 million in long term debt), $252.2 million of cash and cash equivalents and $140.5 million in short-term investments.

The New Credit Facility, as amended, is guaranteed on a senior secured basis by each of our direct and indirect wholly-owned domestic subsidiaries and secured by a valid and perfected first priority lien and security interest in substantially all of the shares of the capital stock of our present and future domestic subsidiaries and up to 65% of the shares of capital stock of our foreign subsidiaries, substantially all of our and our domestic subsidiaries’ present and future property and assets and the proceeds thereof. In addition, the New Credit Facility, as amended, contains restrictive covenants that limit our ability and our existing future subsidiaries’ abilities to, among other things, incur liens; incur additional indebtedness; make or hold investments; make acquisitions, merge, dissolve, liquidate, consolidate with or into another person; sell, transfer or dispose of assets; pay dividends or other distributions in respect of our capital stock; change the nature of our business; enter into any transactions with affiliates other than on an arm’s length basis; and prepay, redeem or repurchase debt.

The New Credit Facility, as amended, also requires us and our subsidiaries to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis through the termination of the New Credit Facility, as amended: (1) the maximum total leverage ratio (as defined in the New Credit Facility, as amended) measured quarterly on a rolling four-quarter basis shall not exceed 3.25:1.00 and (2) the minimum interest coverage ratio (as defined in the New Credit Facility, as amended) measured quarterly on a rolling four-quarter basis shall be at least 5.00:1.00.

In addition, our New Credit Facility, as amended, contains the following affirmative covenants, among others: periodic delivery of financial statements, budgets and officer’s certificates; payment of other obligations; compliance with laws and regulations; payment of taxes and other material obligations; maintenance of property and insurance; performance of material leases; right of the lenders to inspect property, books and records; notices of defaults and other material events; and maintenance of books and records.

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

The development, maintenance and support of our products is dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees. Accordingly, the success of our business depends to a significant extent upon the continued service of our executive officers and other key management, research, sales and marketing, operations, information technology and other technical personnel. Although we do not believe that we are overly dependent upon any individual employee, the loss of a group of our key professional employees could have a material adverse effect on our business, financial condition or results of operations. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, research, sales and marketing, information technology, software engineering and other technical personnel. Competition for such personnel worldwide is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. Additionally, in connection with our IPO, we issued founders grants to some of our employees, the final tranche of which vested in November 2011 and are therefore no longer effective as a retention tool. If the equity incentive plans that we currently have in place do not adequately compensate our key employees or are not competitive, we may lose key personnel. If we fail to attract and retain the necessary qualified personnel our products may suffer, which could have a material adverse effect on our business, financial condition or results of operations.

Our business relies heavily on electronic delivery systems and the Internet, and any failures or disruptions may materially adversely affect our ability to serve our clients.

We depend heavily on the capacity, reliability and security of our electronic delivery systems and the Internet. Heavy use of our electronic delivery systems and other factors such as loss of service from third parties, operational failures, sabotage, break-ins and similar disruptions from unauthorized tampering or hacking, human error, national disasters, power loss or computer viruses could cause our systems to operate slowly or interrupt their availability for periods of time. We have experienced and may experience again in the future denial-of-service attacks. While we have been able to defend our systems against such attacks in the past, there is no assurance that we will be able to do so successfully in the future. Our ability to effectively use the Internet may also be impaired due to infrastructure failures, service outages at third-party Internet providers or increased government regulation. If disruptions, failures or slowdowns of our electronic delivery systems or the Internet occur, our reputation and our ability to distribute our products effectively and to serve our clients, including those clients for whom we provide managed services, may be materially and adversely affected. We could be required to provide service credits, and experience cancellations and reduced demand for our products and services, resulting in decreased revenues. We may also experience increased cancellations and operating expenses to defend against and protect us from such disruptions and attacks, which may have a material adverse effect on our financial condition or results of operations.

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

As we continue to expand our international operations, we increase our exposure to political, economic, legal, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability. We have established and intend to further grow our presence in Mexico, the Middle East, Asia, Africa, Eastern Europe and South America. In the last few years, we have opened offices in Budapest, Dubai, Monterrey, Seoul and Shanghai. A significant number of our employees are located in offices outside of the United States and a number of those employees are located in emerging market centers. In many countries, the laws and regulations applicable to the financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to maintain consistent internal policies and procedures across our offices and remain in compliance with local laws in a particular market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally.

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

Changes in the legislative, regulatory and corporate environments in which ISS’s clients operate may adversely impact our financial results.

ISS’s historical growth has been due, in large part, to increased regulatory requirements, highly visible corporate scandals, increased shareholder activism and corporate chief executive officers and boards of directors that are increasingly concerned about, and responsive to, shareholder concerns. To the extent that any of these trends change, the demand for ISS’s products and services could be reduced, and this could have a material adverse effect on our business, financial condition or results of operation. To the extent these regulations change or are not extended to other markets, our business, financial condition and results of operation could be materially adversely affected.

Our investments in recorded goodwill and other intangible assets as a result of acquisitions, including goodwill and other intangible assets resulting from our acquisitions, could be impaired as a result of future business conditions, requiring us to record substantial write-downs that would reduce our operating income.

We have goodwill and intangible assets of $2,353.5 million recorded on our balance sheet as of December 31, 2011. We evaluate the recoverability of recorded goodwill amounts and intangible assets annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring management’s judgment. Changes in fair market valuations and our operating performance or business conditions, in general, could result in future impairments of goodwill which could be material to our results of operations. In addition, if we are not successful in achieving anticipated operating efficiencies associated with acquisitions, our goodwill and intangible assets may become impaired.

We have engaged in hedging transactions and may engage in other hedging transactions which involve risks that could have a materially adverse effect on our financial condition or results of operations.

In July 2010, we entered into two interest rate swap agreements to reduce our interest rate risk and to manage interest expense. On March 22, 2011, we terminated our then-existing interest rate swaps and simultaneously entered into new interest rate swaps to hedge the 2011 Term Loan variable-rate debt, and we may engage in similar transactions in the future. As of December 31, 2011, the interest rate swaps had an aggregate notional principal amount of $419.8 million and a fair value liability of $2.4 million. Our interest rate swaps effectively changed a portion of our variable-rate debt obligations pursuant to our credit facilities to fixed-rate debt obligations. Developing an effective strategy for movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. In addition, the counterparty to a derivate instrument could default on its obligation thereby exposing us to credit risk. Further, we may have to repay certain costs, such as transaction fees or brokerage costs, if a derivate instrument is terminated by us. Finally, our interest rate risk management activities could expose us to substantial losses if interest rates move materially differently from our expectations. As a result, our economic hedging activities may not effectively manage our interest rate sensitivity or have the desired beneficial impact on our financial condition or results of operations.

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

The market price of our class A common stock may be volatile, which could result in substantial losses for you.

For example, some of the factors that may cause the market price of our class A common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in operating margins due to variability in revenues from licensing our equity indices as the basis of ETFs;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our products to achieve or maintain market acceptance;

•	failure to produce or distribute our products;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the U.S., foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us, including any perception of misuse of sensitive information;

•	changes in general economic, industry and market conditions in one or more significant regions around the world; and

•	changes in regulatory and other dynamics.

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

As of December 31, 2011, 121,212,191 shares of our class A common stock were outstanding and freely tradable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.

In November 2007, we filed a registration statement registering under the Securities Act the 12,500,000 shares of class A common stock reserved for issuance in respect of incentive awards to our officers and certain of our employees pursuant to the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan and the 500,000 shares of class A common stock reserved for issuance in respect of equity awards made to our directors who are not employees of the Company or Morgan Stanley pursuant to the MSCI Independent Directors’ Equity Compensation Plan. As of December 31, 2011, we had issued 4,280,489 and 84,215 shares of class A common stock under the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan and MSCI Independent Directors’ Equity Compensation Plan, respectively. In connection with the acquisition of RiskMetrics, we filed a registration statement registering under the Securities Act the 4,257,779 shares of MSCI class A common stock reserved for issuance in respect of incentive awards to officers and certain employees of RiskMetrics pursuant to the RiskMetrics Group, Inc. 2000 Stock Option Plan, RiskMetrics Group, Inc. 2004 Stock Option Plan, Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan and RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (collectively, the “RMG Plans”). As of December 31, 2011, we had issued 1,915,354 shares of class A common stock under the RMG Plans. In June 2010, we also filed a registration statement assuming 3,060,090 shares available under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan. As of December 31, 2011, we had issued 973,968 shares of class A common stock under this Plan, which terminates on June 30, 2012.

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

Our corporate headquarters is located in New York, New York. This is also our largest sales office and one of our main research centers. As of December 31, 2011, our principal offices consisted of the following leased properties:

Location	Square Feet	Number of Offices	Expiration Date
New York, New York	76,880	2	August 14, 2012 and December 31, 2014
Rockville, Maryland	56,280	1	July 30, 2012
Berkeley, California	34,178	1	February 28, 2020
Mumbai, India	32,220	1	August 7, 2017
London, England	27,155	1	February 14, 2015
Budapest, Hungary	25,467	1	February 28, 2014
Manila, Philippines	25,000	1	March 31, 2014
Norman, Oklahoma	23,664	1	May 31, 2014
Monterrey, Mexico	19,288	1	March 31, 2020
Boston, Massachusetts	13,506	1	November 30, 2021
Geneva, Switzerland	11,883	1	March 31, 2019

As of December 31, 2011, we also leased offices in the following locations: Hong Kong, China; San Francisco, California; Brussels, Belgium; Beijing, China; Chicago, Illinois; Ann Arbor, Michigan; Tokyo, Japan; Toronto, Canada; Shanghai, China; Frankfurt, Germany; Sydney, Australia; Cape Town (Newlands), South Africa; Melbourne, Australia; Singapore; Milan, Italy; Sao Paulo, Brazil; Dubai, United Arab Emirates; Paris, France; and Seoul, South Korea.

In September 2011, we entered into a new lease agreement with 7 World Trade Center, LLC, pursuant to which we will rent approximately 126,000 square feet of office space for our new corporate headquarters at 7 World Trade Center, New York, New York. We commenced leasing the 7 World Trade Center offices on February 1, 2012. We expect to move into our new corporate headquarters in the 7 World Trade Center offices during the second half of the year ended December 31, 2012. Additionally, in November 2011, we entered into a new lease agreement pursuant to which we will rent approximately 51,000 square feet of office space in Rockville, Maryland.

We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3.	Legal Proceedings

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company in the ordinary course of business. While the amounts claimed could be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that MSCI’s business, operating results, financial condition or cash flows in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are currently pending or asserted will not, individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price and Dividends

Our class A common stock has traded on the New York Stock Exchange since November 15, 2007. It trades under the symbol “MSCI.” Prior to that time, there was no public market for our common stock. As of February 23, 2012, there were 228 shareholders of record of our class A common stock. The following table sets forth the high and low closing sales prices per share of our class A common stock from December 1, 2009 through December 31, 2011.

Years Ended,	High	Low
December 31, 2011
First Quarter	$39.72	$33.91
Second Quarter	38.22	33.86
Third Quarter	38.89	29.19
Fourth Quarter	34.97	27.94

November 30, 2010
First Quarter	$34.50	$27.88
Second Quarter	37.96	28.59
Third Quarter	33.39	27.23
Fourth Quarter	37.44	30.82

On February 23, 2012, the closing price of our class A common stock on the New York Stock Exchange was $34.02.

Our class B common stock is neither listed nor publicly traded. As of February 23, 2012, there were no shareholders of record of our class B common stock.

Dividend Policy

We do not intend to pay any dividends in the foreseeable future and intend to retain all available funds for use in the operation and expansion of our business, including growth through acquisitions. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, business conditions, corporate law requirements and other factors. In addition, our Credit Facility contains restrictions on the payment of dividends. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The Transfer Agent and Registrar for the common stock is Computershare.

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

The following table sets forth certain information with respect to our equity compensation plans at December 31, 2011:

	Number of Securities to be Issued Upon Vesting of Restricted Stock Units and Exercise of Outstanding Options a	Weighted Average Unit Award Value of Restricted Stock Units and Weighted-Average Exercise Price of Outstanding Options b	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) c
Equity Compensation Plans Approved by Security Holders
MSCI Independent Directors’ Equity Compensation Plan(1)	21,259	$36.61	394,526
MSCI Amended and Restated 2007 Equity Incentive Compensation Plan	2,646,144	$24.69	7,036,236
RiskMetrics Group, Inc. 2000 Stock Option Plan	129,091	$3.16	—
RiskMetrics Group, Inc. 2004 Stock Option Plan	729,370	$12.82	—
Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan	3,270	$3.21	—
RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan	1,249,347	$22.63	3,272,748

Total	4,778,481	$21.80	10,703,510

(1)	The MSCI Independent Directors’ Equity Compensation Plan does not authorize the issuance of options to purchase MSCI common stock.

Stock Repurchases

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the quarter ended December 31, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2011-October 31, 2011) Employee Transactions(1)	1,483	$32.31	N/A	N/A
Month #2 (November 1, 2011-November 30, 2011) Employee Transactions(1)	243,992	$33.74	N/A	N/A
Month #3 (December 1, 2011-December 31, 2011) Employee Transactions(1)	106,399	$32.00	N/A	N/A

Total Employee Transactions(1)	351,874	$33.21	N/A	N/A

(1)	Includes (i) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units and (ii) shares repurchased from employees in certain foreign jurisdictions in connection with the vesting of those restricted stock units. The value of the shares purchased was determined using the fair market value of the Company’s class A common shares on the date of purchase, using a valuation methodology established by the Company.

Recent Sales of Unregistered Securities.

None.

Use of Proceeds from Sale of Registered Securities

None.

50 MONTH STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholders return on our class A common stock, the Standard & Poor’s 500 Stock Index and the NYSE Composite Index since November 15, 2007 assuming an investment of $100 at the closing price on November 15, 2007. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the class A common stock. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Cumulative Total Shareholders Return

	For the Years Ended
	December 31, 2011	November 30, 2010	November 30, 2009	November 30, 2008	November 30, 2007
MSCI Inc.	$126	$130	$117	$59	$106
S&P 500	$87	$81	$76	$62	$102
NYSE Composite Index	$77	$77	$73	$58	$102

Item 6.	Selected Consolidated Financial Data

Our selected consolidated financial data for the periods presented should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

The selected Consolidated Statements of Income data for the years ended December 31, 2011 and November 30, 2010 and 2009 and for the one month ended December 31, 2010 and the selected Consolidated Financial Condition data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K. Our consolidated financial statements for the years ended December 31, 2011 and November 30, 2010 and 2009 have been audited and reported upon by an independent registered public accounting firm. The selected Consolidated Statement of Income data for the years ended November 30, 2008 and 2007 and the selected Consolidated Statement of Financial Condition data as of November 30, 2010, 2009, 2008 and 2007 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The selected financial information presented below may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a stand-alone company during the periods presented.

	As of or for the
	Years Ended					One Month Ended
	December 31, 2011(1)	November 30, 2010(2)	November 30, 2009	November 30, 2008	November 30, 2007	December 31, 2010(1)
	(in thousands, except operating margin and per share data)
Operating revenues	$900,941	$662,901	$442,948	$430,961	$369,886	$72,524
Total operating expenses	578,943	456,778	291,956	295,171	239,927	45,855

Operating income	321,998	206,123	150,992	135,790	129,959	26,669
Other expense (income), net	58,585	52,632	19,271	26,147	(3,333)	6,113
Provision for income taxes	89,959	61,321	49,920	41,375	52,181	6,732

Net income	$173,454	$92,170	$81,801	$68,268	$81,111	$13,824

Earnings per basic common share	$1.43	$0.82	$0.80	$0.66	$0.94	$0.11

Earnings per diluted common share	$1.41	$0.81	$0.80	$0.66	$0.94	$0.11

Weighted average shares outstanding used in computing earnings per share
Basic	120,717	112,074	100,607	100,037	84,606	119,943

Diluted	122,276	113,357	100,860	100,281	84,611	121,803

Operating margin	35.7%	31.1%	34.1%	31.5%	35.1%	36.8%
Cash and cash equivalents	$252,211	$226,575	$176,024	$268,077	$33,818	$269,423

Short-term investments	$140,490	$73,891	$295,304	$—	$—	$72,817

Cash deposited with related parties	$—	$—	$—	$—	$137,625	$—

Trade receivables (net of allowances)	$180,566	$147,662	$77,180	$85,723	$77,748	$137,988

Goodwill and intangible assets, net of accumulated amortization	$2,353,466	$2,422,921	$561,812	$587,530	$616,030	$2,417,357

Total assets	$3,092,996	$3,023,166	$1,200,269	$1,015,048	$904,679	$3,057,481

Deferred revenue	$289,217	$271,300	$152,944	$144,711	$125,230	$268,807

Current maturities of long-term debt	$10,339	$54,916	$42,088	$22,086	$22,250	$54,932

Long-term debt, net of current maturities	$1,066,548	$1,207,881	$337,622	$379,709	$402,750	$1,207,966

Total shareholders’ equity	$1,305,432	$1,080,117	$507,056	$286,382	$200,021	$1,102,170

(1)

On December 8, 2010, the Board of Directors of the Company approved a change in the Company’s fiscal year end from November 30 to December 31 of each year. This change to the calendar year reporting cycle began January 1, 2011. As a result of the change, the Company had a one month transition period in December 2010.

(2)	Includes the results of RiskMetrics and Measurisk as of the June 1, 2010 and July 30, 2010 acquisition dates, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Such risks and uncertainties include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” within this Form 10-K.

Overview

We are a leading global provider of investment decision support tools, including indices, portfolio risk and performance analytics and corporate governance products and services. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of December 31, 2011, we had offices in 30 cities in 20 countries to help serve our diverse client base, with 54.4% of our revenue from clients in the Americas, 31.9% in Europe, the Middle East and Africa (“EMEA”) and 13.7% in Asia and Australia based on revenues for the year ended December 31, 2011.

Our principal sales model in both of our business segments is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services for an annual fee paid up front. Additionally, we have increasing recurring subscriptions to our managed services offering whereby we oversee the production of risk and performance reports on behalf of our clients. Our revenues also come from clients who use our indices as the basis for index-linked investment products such as ETFs. We also derive revenues from certain institutional clients that use our indices as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generate a limited amount of our revenues from certain exchanges that use our indices as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. We also receive revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services, overages relating to the proxy research and voting services, fees relating to recovery of securities class action settlements and from certain products and services that are designed for one-time usage.

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

To maintain and accelerate our revenue and operating income growth, we expect to continue to invest in and expand our operating functions and infrastructure, including additional product management, sales and client support staff and facilities in locations around the world and additional staff and supporting technology for our research and our data operations and technology functions. At the same time, managing and controlling our operating expenses is very important to us and a distinct part of our culture. Over time, our goal is to keep the rate of growth of our operating expenses below the rate of growth of our revenues, allowing us to expand our operating margins. However, at times, because of significant market opportunities, it may be more important for us to invest in our business in order to support increased efforts to attract new clients and to develop new product offerings, rather than emphasize short-term operating margin expansion. Furthermore, in some periods our operating expense growth may exceed our operating revenue growth due to the variability of revenues from several of our products, including our equity indices licensed as the basis of ETFs and non-recurring fees.

Operating Segments

Following our acquisition of RiskMetrics on June 1, 2010, we began operating as two segments: the Performance and Risk business and the Governance business. See Note 14, “Segment Information,” of the Notes to the Consolidated Financial Statements for further information about MSCI’s operating segments.

Our Performance and Risk business is a leading global provider of investment decision support tools, including equity indices, portfolio risk and performance analytics, credit analytics and environmental, social and governance (“ESG”) products. Our Performance and Risk products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, assessment of social responsibility, environmental stewardship and the effects of climate change on investments, investment manager selection and investment research. The flagship products within our Performance and Risk business are our Global Equity Indices and ESG products marketed under the MSCI and MSCI ESG brands, our market and credit risk analytics marketed under the RiskMetrics and Barra brands, our portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand and our valuation models and risk management software for the energy and commodities markets marketed under the FEA brand.

Our Governance business is a leading provider of corporate governance and specialized financial research and analysis services to institutional investors and corporations around the world. Among other things, the Governance business facilitates the voting of proxies by institutional investors and provides in-depth research and analysis to help inform voting decisions and identify issuer-specific risk. The Governance business offers both global security coverage and fully integrated products and services, including proxy voting, policy creation, research, vote recommendations, vote execution, post-vote disclosure and reporting and analytical tools. Within a firewall designed to separate it from the rest of the Governance business, ISS Corporate Services also provides products and services to corporate clients who may use those products and services to learn about and improve their governance practices. The flagship products within our Governance business are our governance research and outsourced proxy voting and reporting services marketed under the ISS brand and our forensic accounting risk research, legal/regulatory risk assessment and due diligence products marketed under the CFRA brand.

Revenues and expenses directly associated with each respective segment are included in determining its operating results. Other expenses that are not directly attributable to a particular segment are allocated based upon allocation methodologies, including time studies, headcount, net revenues and other relevant usage measures.

Key Financial Metrics and Drivers

Revenues

Our principal sales model in both of our business segments is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services for an annual fee paid up front. For the year ended December 31, 2011, approximately $732.5 million, or 81.3%, of our revenues was attributable to annual, recurring subscriptions. The fees attributable to annual, recurring subscriptions are recorded as deferred revenues on our Consolidated Statement of Financial Condition and are recognized on our Consolidated Statement of Income as the service is rendered. Additionally, $136.0 million of our revenues comes from clients who use our indices as the basis for index-linked investment products such as ETFs. We also derive revenues from certain institutional clients that use our indices as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generate a limited amount of our revenues from certain exchanges that use our indices as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. We also receive revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services, overages relating to the proxy research and voting services, fees relating to recovery of securities class action settlements and from certain products and services that are designed for one-time usage.

Our revenues are grouped into the following five product and/or service categories:

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

Revenues from our index-linked investment product licenses, such as ETFs, increase or decrease as a result of changes in the value of the assets in the investment products. These changes in the value of the assets in the investment products can result from equity market price changes, investment inflows and outflows and changes in foreign currency exchange rates. In most cases, fees for these licenses are paid quarterly in arrears and are calculated by multiplying a negotiated basis point fee times the average daily assets in the investment product for the most recent period.

Risk Management Analytics Products

This category includes revenues from annual, recurring subscriptions to our risk management analytics products including our two major products, RiskManager and BarraOne. We have increasing recurring subscriptions to our managed services offering in which our staff oversee the production of risk and performance reports on behalf of our clients. Other products in this category include HedgePlatform, InterSight, DataMetrics, Wealthbench, CounterParty Risk and Credit Manager. The products offer a consistent risk assessment framework for managing and monitoring investments in a variety of asset classes across an organization. We are able to grow our revenues by licensing additional users and locations as well as selling additional products and services.

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

Portfolio Management Analytics

This category includes revenues from annual, recurring subscriptions to Barra Aegis and our proprietary risk data in Barra Aegis; Barra Portfolio Manager; Barra Equity Models Direct products; our proprietary equity risk data incorporated in third-party software application offerings (e.g., Barra on Vendors); and our Barra Cosmos fixed income portfolio analytics products.

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

Barra Portfolio Manager is an integrated risk and performance platform that is designed to help fund managers and their teams gain additional portfolio insight, manage a more systematic investment process and make faster, more informed investment decisions. The hosted interactive user interface allows users to analyze risk and return, monitor portfolios and conduct pre-trade what-if analyses for a number of scenarios. The platform supports optional data management services that allow users to outsource the loading and reconciliation of their portfolio and other proprietary data.

Our Barra Equity Models Direct risk data is distributed directly to clients who then combine it with their own software applications or upload the risk data onto third-party applications. A base subscription to our Equity Models Direct product provides equity risk data for a set fee that authorizes one to two users. By licensing the client to receive equity risk model data for additional countries, or increasing the number of permitted client users or client locations, we can further increase our revenues per client.

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

Governance

Our governance products consist of corporate governance products and services, including proxy research, recommendation and voting services for asset owners and asset managers as well as governance advisory and compensation services for corporations. It also includes forensic accounting research as well as class action monitoring and claims filing services to aid institutional investors in the recovery of funds from securities class actions. The products were all acquired as part of the RiskMetrics acquisition. The substantial majority of the revenues are annual, subscription based revenues. The largest portion of our non-recurring revenues is included in this category as a result of advisory and consulting services and overages relating to the proxy research and voting services.

The Performance and Risk business is comprised of index and ESG, risk management analytics, portfolio management analytics and energy & commodity analytics products. The Governance business is comprised of the governance products.

See “Item 1. Business—Business Segments, Products and Services,” for additional details of the products and services that we offer.

Operating Metrics

Because of the impact of seasonality on our operating metrics, our Run Rates, Net New Recurring Subscription Sales and Retention Rates have been restated to reflect the change in fiscal year end in order to provide a more meaningful comparison. We do not experience this seasonality with respect to the financial information reported in our “Results of Operations.” The restated Run Rates and Retention Rates assume the change in fiscal year end occurred on January 1, 2009.

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of our total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as our “Run Rate.” The Run Rate at a particular point in time represents the forward-looking fees for the next 12 months from all subscriptions and investment product licenses we currently provide to our clients under renewable contracts assuming all contracts that come up for renewal are renewed and assuming then-current exchange rates. For any license where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects an annualization of the most recent periodic fee earned under such license. The Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal during the period and determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date.

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

The following table sets forth our Run Rates and the percentage growth over the periods indicated. Run Rates have been adjusted to conform to the product categorization used for accounting revenues. In order to provide a more meaningful comparison, the historical numbers for 2010 and 2009 have been adjusted to include RiskMetrics as if the acquisition had occurred on January 1, 2009:

				Comparison of
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2011 to 2010	December 31, 2010 to 2009
	(in thousands)
Run Rates
Index and ESG products:
Subscriptions	$269,780	$236,157	$205,479	14.2%	14.9%
Asset based fees	119,706	117,866	96,488	1.6%	22.2%

Index and ESG products totals	389,486	354,023	301,967	10.0%	17.2%
Risk management analytics(1)	250,967	233,504	199,503	7.5%	17.0%
Portfolio management analytics	118,354	115,158	122,498	2.8%	(6.0%)
Energy and commodity analytics	14,928	15,288	15,555	(2.4%)	(1.7%)
Governance	108,251	105,036	107,907	3.1%	(2.7%)

Total Run Rate	$881,986	$823,009	$747,430	7.2%	10.1%

Subscription total	762,280	705,143	650,942	8.1%	8.3%
Asset based fees total	119,706	117,866	96,488	1.6%	22.2%

Total Run Rate	$881,986	$823,009	$747,430	7.2%	10.1%

(1)	Included in the above table is approximately $13.4 million of Run Rate as of December 31, 2010 that was associated with the Measurisk acquisition. The December 31, 2009 Run Rate has not been restated for the impact of the Measurisk acquisition.

Changes in Run Rate between periods reflect increases from new subscriptions, decreases from cancellations, increases or decreases, as the case may be, from the change in the value of assets of investment products linked to MSCI indices, the change in trading volumes of futures and options contracts linked to MSCI indices, price changes and fluctuations in foreign exchange rates.

Net New Recurring Subscription Sales

The following table sets forth our net new recurring subscription sales (as if we had completed the RiskMetrics acquisition as of the dates indicated):

	For the Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(in thousands)
New recurring subscription sales	$132,015	$129,792	$98,409
Subscription cancellations	(71,976)	(87,428)	(102,273)

Net new recurring subscription sales	$60,039	$42,364	$(3,864)

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

The following table sets forth our Aggregate Retention Rates by product category for the periods indicated for the years ended December 31, 2011, 2010 and 2009 (in the case of 2010 and 2009, as if we had completed the RiskMetrics acquisition as of the dates indicated):

	Index and ESG	Risk Management Analytics	Portfolio Management Analytics	Energy and Commodity Analytics	Governance	Total
2011
Qtr Ended March 31,	95.0%	94.2%	88.6%	76.9%	85.0%	91.8%
Qtr Ended June 30,	92.8%	92.2%	91.4%	88.8%	90.4%	91.9%
Qtr Ended September 30,	95.2%	92.1%	86.6%	89.3%	86.2%	91.3%
Qtr Ended December 31,	89.3%	80.8%	87.2%	75.0%	80.6%	84.5%
Year Ended December 31,	93.1%	89.5%	88.4%	82.5%	85.6%	89.8%

2010
Qtr Ended March 31,	94.4%	83.4%	88.9%	80.7%	84.8%	88.1%
Qtr Ended June 30,	90.2%	92.0%	84.5%	86.8%	85.6%	88.8%
Qtr Ended September 30,	92.4%	87.7%	82.2%	90.3%	87.1%	88.1%
Qtr Ended December 31,	89.8%	85.6%	63.1%	81.7%	80.1%	81.8%
Year Ended December 31,	91.7%	87.5%	79.7%	84.9%	84.4%	86.8%

2009
Qtr Ended March 31,	93.7%	83.3%	85.1%	89.3%	84.0%	86.8%
Qtr Ended June 30,	92.0%	78.2%	79.6%	92.4%	84.6%	83.9%
Qtr Ended September 30,	91.7%	86.2%	75.3%	87.1%	85.1%	85.3%
Qtr Ended December 31,	89.1%	80.5%	79.3%	84.4%	67.5%	80.4%
Year Ended December 31,	91.6%	82.0%	79.8%	88.3%	80.3%	84.1%

The following table sets forth our Core Retention Rates by product category for the periods indicated for the years ended December 31, 2011, 2010 and 2009 as if we had completed the RiskMetrics acquisition as of the dates indicated:

	Index and ESG	Risk Management Analytics	Portfolio Management Analytics	Energy and Commodity Analytics	Governance	Total
2011
Qtr Ended March 31,	95.2%	94.2%	89.9%	76.9%	85.0%	92.1%
Qtr Ended June 30,	92.8%	92.7%	93.2%	88.8%	90.4%	92.4%
Qtr Ended September 30,	95.2%	92.1%	88.3%	91.3%	86.3%	91.6%
Qtr Ended December 31,	89.3%	81.0%	88.3%	75.0%	80.6%	84.8%
Year Ended December 31,	93.1%	90.0%	89.9%	83.0%	85.6%	90.2%

2010
Qtr Ended March 31,	95.1%	85.2%	90.9%	80.7%	84.8%	89.2%
Qtr Ended June 30,	90.7%	92.5%	86.7%	86.8%	85.6%	89.5%
Qtr Ended September 30,	92.6%	90.0%	86.0%	90.3%	87.1%	89.6%
Qtr Ended December 31,	90.1%	85.6%	64.1%	81.2%	80.1%	82.0%
Year Ended December 31,	92.1%	88.6%	81.9%	84.7%	84.4%	87.7%

2009
Qtr Ended March 31,	94.1%	84.7%	86.6%	89.5%	84.0%	87.7%
Qtr Ended June 30,	92.4%	78.7%	81.1%	92.4%	84.6%	84.5%
Qtr Ended September 30,	92.2%	87.8%	75.9%	87.1%	85.1%	86.1%
Qtr Ended December 31,	89.8%	80.5%	80.1%	85.7%	67.5%	80.8%
Year Ended December 31,	92.1%	82.9%	80.9%	88.7%	80.3%	84.8%

The quarterly Retention Rates are calculated by annualizing the actual cancellations recorded during the quarter. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Retention Rate for the quarter.

For example, in the fourth quarter of 2011, we recorded cancellations of $27.2 million. To derive the Aggregate Retention Rate for the fourth quarter, we annualized the actual cancellations during the quarter of $27.2 million to derive $109.0 million of annualized cancellations. This $109.0 million was then divided by the $705.1 million subscription Run Rate at the beginning of the year to derive a cancellation rate of 15.5%. The 15.5% was then subtracted from 100.0% to derive an Aggregate Retention Rate of 84.5% for the fourth quarter.

For the calculation of the Core Retention Rate the same methodology was used except the amount of cancellations in the quarter was reduced by the amount of product swaps. For example, in fourth quarter 2011 we had product swaps of $0.5 million which was subtracted from the $27.2 million of actual cancels to derive core cancels of $26.8 million. This $26.8 million was annualized to derive $107.1 million of annualized cancellations which was then divided by the $705.1 million subscription Run Rate at the beginning of the year to derive a cancellation rate of 15.2%. The 15.2% was then subtracted from 100.0% to derive the Core Retention Rate of 84.8% for the fourth quarter.

For the year ended December 31, 2011, 37.9% of our cancellations occurred in the fourth fiscal quarter. Historically, Retention Rates have generally been higher during the first three quarters and lower in the fourth fiscal quarter.

Expenses

Compensation and benefits costs represent the majority of our expenses across all of our operating functions and typically have represented approximately 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting existing staff compensation and benefit increases and increased staffing levels. Employing individuals in our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit costs. As of December 31, 2011, we had 2,429 employees throughout the world, of which approximately 39.2% were located in emerging market centers.

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

Restructuring

During the year ended November 30, 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics. We believe that the plan was substantially completed by December 31, 2011. Restructuring includes expenses associated with the elimination of overlapping positions and duplicative occupancy costs, the termination of overlapping vendor contracts and the discontinuance of the planned integration of a product into RiskMetrics’ standard product offering suite.

Amortization of Intangible Assets

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. Our intangible assets consist primarily of technology and software, trademarks, client relationships and non-competition agreements. The intangible assets have remaining useful lives ranging from one to 19 years.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe the estimates and judgments upon which we rely are reasonable based upon information available to us at the time these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, share-based compensation, research and development and software capitalization, income taxes, deferred revenue, goodwill, intangible assets, foreign currency translation, short-term investments, hedging instruments, fair value of financial assets and liabilities, allowance for doubtful accounts and accrued compensation. If different assumptions or conditions were to be utilized, the results could be materially different from our reported results.

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

We have signed subscription agreements with substantially all of our clients that set forth the fees paid to us by the clients. Further, we regularly assess the receivable balances for each client. Our subscription agreements for non-software-related products include provisions that, among other things, allow clients, for no additional fee, to receive updates and modifications that may be made from time to time, for the term of the agreement, typically one year. As we currently do not have objective and reliable evidence of the fair value of the undelivered element of the transaction, we do not account for the delivered item as a separate element. Accordingly, we recognize revenue ratably over the term of the license agreement.

Our software-related recurring revenue arrangements do not require significant modification or customization of any underlying software applications being licensed. Accordingly, we recognize software revenues, excluding the energy and commodity asset valuation analytics products, pursuant to the requirements of ASC Subtopic 985-605, “Software-Revenue Recognition.” In accordance with ASC Subtopic 985-605, we begin to recognize revenues from subscriptions, maintenance and client technical support, and professional services when all of the following criteria are met: (1) we have persuasive evidence of a legally binding arrangement, (2) delivery has occurred, (3) client fee is deemed fixed or determinable, and (4) collection is probable.

We have signed subscription agreements with substantially all of our clients that set forth the fees paid to us by the clients. Further, we regularly assess the receivable balances for each client. Our subscription agreements for software products include provisions that, among other things, would allow clients to receive unspecified future software upgrades for no additional fee as well as the right to use the software products with maintenance for the term of the agreement, typically one year. As we do not have vendor specific objective evidence (“VSOE”) for these elements (except for the support related to energy and commodity asset valuation products), we do not account for these elements separately. Accordingly, except for revenues related to energy and commodity asset valuation products, we recognize revenue ratably over the term of the license agreement.

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

For our energy and commodity asset valuation analytics products, we use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value if all undelivered elements exist. In substantially all of our contracts, the only element that remains undelivered at the time of delivery of the product is support. The fair value of support is determined based upon what the fees for the support are for clients who purchase support separately. Under the residual method, the fair value of the undelivered element is deferred and the remaining portion of the contract fee is recognized as product revenue. Support fees for these products are recognized ratably over the support period.

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

We recognize revenue when all the following criteria are met:

•	the client has signed a contract with us;

•	the service has been rendered;

•	the amount of the fee is fixed or determinable based on the terms of the contract; and

•	collectability is reasonably assured.

We have signed contracts with substantially all clients that are licensed to use our indices as the basis for certain index-linked investment products, such as exchange traded funds or futures contracts. The contracts state the terms under which these fees are to be calculated. These fees are billed in arrears, after the fees have been earned. The fees are earned as we supply the indices to the client. We assess the creditworthiness of these clients prior to entering into a contract and regularly review the receivable balances related to them.

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

The fair value of MSCI restricted stock units is determined based on the number of units granted and the grant date fair value of MSCI’s Common Stock, measured as the closing price on the date of grant. The fair value of MSCI standard stock options is determined using the Black-Scholes valuation model and the single grant life method. Under the single grant life method, option awards with graded vesting are valued using a single weighted-average expected option life. The fair value of MSCI stock options that contain stock price contingencies is determined using a Monte Carlo simulation model, which creates a normal distribution of future stock prices, which is then used to value the awards based on their individual terms.

We reserved approximately 4.3 million shares of Common Stock for outstanding vested and unvested stock options and unvested restricted stock awards assumed as part of the acquisition of RiskMetrics on June 1, 2010. See Note 3, “Acquisitions,” of the Notes to the Consolidated Financial Statements or further information about our acquisition of RiskMetrics. The fair values of stock options assumed were estimated using a Hull-White Lattice option-pricing model. The Hull-White model is commonly used for estimating the fair value of in-the-money and out-of-the-money options, as it explicitly models the exercise behavior of option holders considering the amount by which each such grant is in- or out-of-the-money. The major assumptions utilized are the stock price, the remaining contractual term, the remaining time to vest, forfeiture behavior, dividend yield, the risk-free interest rate, expected volatility and the early exercise multiple.

Based on interpretive guidance related to Stock Compensation, our policy is to accrue the estimated cost of share-based awards that were granted to retirement-eligible employees over the course of the current year rather than expensing the awards on the date of grant. A portion of the restricted stock units granted to employees are subject to certain performance conditions. We base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. If the estimated number of instruments changes from previous estimates, the cumulative effect on current and prior periods of a change is recognized in compensation costs in the period of the change.

Research and Development and Software Capitalization

We account for research and development costs in accordance with several accounting pronouncements, including ASC Subtopic 730-10, “Research and Development,” and ASC Subtopic 985-730, “Software-Research and Development.” ASC Subtopic 730-10 requires that research and development costs generally be expensed as incurred. ASC Subtopic 985-730 specifies that costs incurred in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to clients. Judgment is required in determining when technological feasibility of a product is established. Costs incurred after technological feasibility is established have not been material, and accordingly, we have expensed all research and development costs when incurred. Research and development costs are included in cost of services in the Consolidated Statements of Income and were approximately $90.3 million, $73.2 million and $53.3 million for the years ended December 31, 2011 and November 30, 2010 and 2009, respectively. Research and development costs for the one month ended December 31, 2010 were $7.2 million.

Income Taxes

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

Deferred Revenue

Deferred revenues represent amounts billed to customers for services and maintenance in advance of performing the services. Our clients normally pay subscription fees annually or quarterly in advance. Deferred revenue is amortized ratably over the service period as revenue recognition criteria are met. Where the service period has not begun or been renewed, deferred revenues and accounts receivable are not recognized.

Goodwill

Goodwill is recorded as part of our acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The carrying amount of our goodwill is $1,708.6 million primarily relating to the acquisitions of Barra, RiskMetrics and Measurisk. Our goodwill is subject to an impairment test each year, or more often if conditions indicate impairment may have occurred, pursuant to ASC Topic 350, “Intangibles—Goodwill and Other.”

We test goodwill for impairment on an annual basis and on an interim basis when certain events and circumstances exist. The testing for impairment is performed at the reporting unit level, which is generally at the level of its business segments. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of impairment. Additionally, if the book value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. As the estimated fair value of its reporting units exceeded their respective book value, no impairment of goodwill was recorded during the years ended December 31, 2011, November 30, 2010 and 2009 or during the one month ended December 31, 2010.

Our previous accounting policy was to conduct the annual goodwill impairment test as of June 1. Effective in the quarter ended September 30, 2011, we elected to change our accounting policy to begin conducting the annual goodwill impairment test on July 1. The change to the annual goodwill impairment testing date is preferable under the circumstances as it moves the impairment testing outside of our normal second quarter-end reporting process to a date in the third quarter when resources are less constrained, which is consistent with the timing of the testing date prior to the change in the fiscal year-end. The resulting change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge of our goodwill. As it was impracticable to objectively determine projected cash flows and related valuation estimates as of each July 1 for periods prior to July 1, 2011, we prospectively applied the change in the annual goodwill impairment testing date from July 1, 2011. The application of this change in accounting policy did not result in any impairment charges recognized in our consolidated financial statements.

Effective July 1, 2011, we adopted the provisions of Accounting Standards Update 2011-08, “Testing Goodwill for Impairment,” or ASU 2011-08, which provides us the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. The qualitative assessment is based on reviewing the totality of several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. See “Recent Accounting Pronouncements” below for further information regarding accounting pronouncements released that may have an impact on our consolidated financial statements.

Intangible Assets

Intangible assets consist of those definite-lived intangibles from the acquisitions of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. We amortize definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. We have no indefinite-lived intangibles. The intangible assets have remaining useful lives ranging from one to 19 years.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded when it is probable and estimable that a receivable will not be collected. Changes in the allowance for doubtful accounts from December 1, 2008 to December 31, 2011 were as follows:

Amount
(in thousands)
Balance as of November 30, 2008	$712
Addition to provision	977
Amounts written off, net of recoveries	(842)

Balance as of November 30, 2009	$847
Addition to provision(1)	931
Amounts written off, net of recoveries	(765)

Balance as of November 30, 2010	1,013
Reduction to provision	(133)
Amounts written off, net of recoveries	(3)

Balance as of December 31, 2010	$877
Addition to provision	545
Amounts written off, net of recoveries	(565)

Balance as of December 31, 2011	$857

(1)	Includes an allowance of $0.3 million assumed upon the acquisition of RiskMetrics on June 1, 2010.

Accrued Compensation

We make significant estimates in determining our accrued non-stock based compensation and benefits expenses. A significant portion of our employee incentive compensation programs are discretionary. Each year end we determine the amount of discretionary cash bonus pools. We also review compensation and benefits expenses throughout the year to determine how overall performance compares to management’s expectations. We take these and other factors, including historical performance, into account in reviewing accrued discretionary cash compensation estimates quarterly and adjusting accrual rates as appropriate. Changes to these factors could cause a material increase or decrease in the amount of expense that we report in a particular period. Accrued non stock-based compensation and related benefits as of December 31, 2011 was $100.7 million.

Factors Affecting the Comparability of Results

Acquisition of RiskMetrics

On June 1, 2010, we completed our acquisition of RiskMetrics in a cash-and-stock transaction valued at approximately $1,572.4 million. In connection with the acquisition, we entered into a senior secured credit agreement, which was comprised of (i) a $1,275.0 million six-year term loan facility (“2010 Term Loan”) and (ii) a $100.0 million five-year revolving credit facility. We assigned a significant value to the intangible assets of RiskMetrics as part of the acquisition, which increased the amortization expense we recognized for the year ended December 31, 2011. See Note 10, “Goodwill and Intangible Assets” of the Notes to the Consolidated Financial Statements for further information. We also have incurred increased interest expense as a result of the credit facility we entered into in connection with the acquisition.

Acquisition of Measurisk

On July 30, 2010, we acquired Measurisk to expand our product offerings to hedge fund investors. The value we assigned to the intangible assets of Measurisk further increased the amortization expense that we recognized for the year ended December 31, 2011. See Note 10, “Goodwill and Intangible Assets” of the Notes to the Consolidated Financial Statements for further information.

The results of RiskMetrics and Measurisk were not included in our results of operations until their acquisition dates of June 1, 2010 and July 30, 2010, respectively. The RiskMetrics acquisition has had a significant impact on our results of operations and will affect the comparability of our results in the future.

Restructuring

In connection with the acquisition of RiskMetrics, we initiated a plan to restructure the Company’s operations to eliminate overlapping positions and duplicative occupancy costs, terminate overlapping vendor contracts, and discontinue the planned integration of a product into RiskMetrics’ standard product offering suite. We initiated restructuring activities during the third quarter of 2010 and believe that the plan was substantially completed by December 31, 2011. See “—Restructuring” below and Note 4, “Restructuring,” of the Notes to the Consolidated Financial Statements for further information about MSCI’s restructuring-related activities and estimated costs.

Term Loan Repricing

On March 14, 2011, we completed the repricing of the 2010 Term Loan. The repricing provided for the incurrence of a new senior secured loan (the “2011 Term Loan”) in an aggregate principal amount of $1,125.0 million. The proceeds of the 2011 Term Loan, together with $87.6 million of cash on hand, were used to repay the remaining $1,212.6 million outstanding balance of the 2010 Term Loan in full. The 2011 Term Loan matures in March 2017. The repricing decreased the interest rate applicable to the 2011 Term Loan from the London Interbank Offered Rate (“LIBOR”) plus 3.25% (with a leverage-based stepdown) to LIBOR plus 2.75% (with a leverage-based stepdown) and reduced the LIBOR floor applicable to the 2011 Term Loan from 1.50% to 1.00%. We incurred $6.1 million in fees associated with the repricing, which are reflected in “other expense (income)” on the Company’s Consolidated Statement of Income for the year ended December 31, 2011.

Change in Fiscal Year End

In “Results of Operations” below, we compare the year ended December 31, 2011 with the previously reported year ended November 30, 2010. Financial information for the year ended December 31, 2010 has not been included in this Form 10-K for the following reasons: (i) the year ended November 30, 2010 provides a meaningful comparison for the year ended December 31, 2011; (ii) there are no significant factors, seasonal or other, that would materially impact the comparability of information if the results for the year ended December 31, 2010 were presented in lieu of results for the year ended November 30, 2010; and (iii) it was not practicable or cost justified to prepare this information.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended November 30, 2010 and for the One Month Ended December 31, 2010

	For the Years Ended				One Month Ended
	December 31, 2011	November 30, 2010	Increase/(Decrease)		December 31, 2010
	(in thousands, except per share data)
Operating revenues	$900,941	$662,901	$238,040	35.9%	$72,524
Operating expenses:
Cost of services	277,147	198,626	78,521	39.5%	20,986
Selling, general and administrative	212,972	190,244	22,728	11.9%	17,481
Restructuring	3,594	8,896	(5,302)	(59.6%)	26
Amortization of intangible assets	65,805	41,599	24,206	58.2%	5,564
Depreciation and amortization of property, equipment and leasehold improvements	19,425	17,413	2,012	11.6%	1,798

Total operating expenses	578,943	456,778	122,165	26.7%	45,855

Operating income	321,998	206,123	115,875	56.2%	26,669
Other expense, net	58,585	52,632	5,953	11.3%	6,113
Provision for income taxes	89,959	61,321	28,638	46.7%	6,732

Net income	$173,454	$92,170	$81,284	88.2%	$13,824

Earnings per basic common share	$1.43	$0.82	$0.61	74.4%	$0.11

Earnings per diluted common share	$1.41	$0.81	$0.60	74.1%	$0.11

Operating margin	35.7%	31.1%			36.8%

Operating Revenues

	For the Years Ended				One Month Ended
	December 31, 2011	November 30, 2010	Increase/(Decrease)		December 31, 2010
	(in thousands)
Index and ESG:
Subscriptions	$264,390	$224,600	$39,790	17.7%	$20,551
Asset based fees	140,243	105,799	34,444	32.6%	9,939

Total index and ESG	404,633	330,399	74,234	22.5%	30,490
Risk management analytics	243,570	134,521	109,049	81.1%	19,996
Portfolio management analytics	118,889	123,159	(4,270)	(3.5%)	10,147
Energy & commodity analytics	14,263	16,228	(1,965)	(12.1%)	1,208
Governance	119,586	58,594	60,992	104.1%	10,683

Total operating revenues	$900,941	$662,901	$238,040	35.9%	$72,524

Total operating revenues for the year ended December 31, 2011 increased $238.0 million, or 35.9%, to $900.9 million compared to $662.9 million for the year ended November 30, 2010. Total operating revenues for the one month ended December 31, 2010 were $72.5 million. Approximately $170.5 million of the year-over-year growth was comprised of revenues contributed by the acquisitions made during the year ended November 30, 2010. The remaining $67.5 million of growth was comprised of increases in asset based fees and subscription revenues of $34.4 million and $33.1 million, respectively. Subscription revenues consist of our revenues related to index and ESG subscriptions, risk management analytics, portfolio management analytics, energy and commodity analytics and governance products. Our revenues are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our revenues for the year ended December 31, 2011 would have been lower by $3.3 million.

Our index and ESG products primarily consist of equity index subscriptions, equity index asset based fees products and ESG products. Revenues related to index and ESG products increased $74.2 million, or 22.5%, to $404.6 million for the year ended December 31, 2011 compared to $330.4 million for the year ended November 30, 2010.

Subscription revenues from the index and ESG products increased $39.8 million, or 17.7%, to $264.4 million for the year ended December 31, 2011 compared to $224.6 million for the year ended November 30, 2010. Approximately $8.9 million of the growth was comprised of revenues contributed by the acquisitions made during the year ended November 30, 2010. The remaining $30.9 million was attributable to growth primarily in our core benchmark indices.

Asset based fee revenues attributable to the index and ESG products increased $34.4 million, or 32.6%, to $140.2 million for the year ended December 31, 2011 compared to $105.8 million for the year ended November 30, 2010. The growth was primarily attributable to the growth in the average value of assets in ETFs linked to MSCI equity indices. The average value of assets in ETFs linked to MSCI equity indices in the aggregate increased 27.7% to $333.5 billion for the year ended December 31, 2011 compared to $261.1 billion for the year ended November 30, 2010. As of December 31, 2011, the value of assets in ETFs linked to MSCI equity indices was $301.6 billion, representing a decrease of 3.0% from $311.0 billion as of November 30, 2010.

Of the $301.6 billion of assets in ETFs linked to MSCI equity indices as of December 31, 2011, 39.0% were linked to emerging market indices, 34.3% were linked to developed markets outside of the U.S., 23.6% were linked to U.S. market indices and 3.1% were linked to other global indices.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

	Period Ended
	2011				2010
	December 31,	September 30,	June 30,	March 31,	December 31,	November 30,	August 31,	May 31,	February 28,
	(amounts in billions)
AUM in ETFs linked to MSCI Indices	$301.6	$290.1	$360.5	$350.1	$333.3	$311.0	$258.7	$238.1	$233.5
Sequential Change in Value
Market Appreciation/(Depreciation)	$10.5	$(70.4)	$(3.8)	$10.1	$18.9	$28.2	$6.8	$(4.4)	$(8.6)
Cash Inflow/(Outflow)	1.0	—	14.2	6.7	3.4	24.1	13.8	9.0	8.3

Total Change	$11.5	$(70.4)	$10.4	$16.8	$22.3	$52.3	$20.6	$4.6	$(0.3)

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

Revenues related to risk management analytics products increased $109.1 million, or 81.1%, to $243.6 million for the year ended December 31, 2011 compared to $134.5 million for the year ended November 30, 2010. Approximately $100.6 million of the growth was comprised of revenues contributed by the acquisitions made during the year ended November 30, 2010. The remaining $8.5 million of organic growth primarily reflects an increase of $13.0 million, or 35.0%, to $50.3 million in BarraOne, partially offset by a decrease of $4.5 million, or 82.6%, to $0.9 million in TotalRisk as we decommission the product.

Our portfolio management analytics products consist of equity portfolio analytics tools and fixed income portfolio analytics tools. Revenues related to portfolio management analytics products decreased $4.3 million, or 3.5%, to $118.9 million for the year ended December 31, 2011 compared to $123.2 million for the year ended November 30, 2010. Within the portfolio management analytics products, equity portfolio analytics tools decreased $3.6 million to $114.3 million and fixed income analytics tools decreased $0.7 million to $4.6 million.

Our energy and commodity analytics products consist of software applications which help users value, model and hedge physical assets and derivatives across a number of market segments including energy and commodity assets. Revenues from energy and commodity analytics products decreased 12.1% to $14.3 million for the year ended December 31, 2011 compared to $16.2 million for the year ended November 30, 2010.

Our governance products consist of institutional governance, including proxy research, recommendation and voting services; corporate governance, including advisory and compensation services; and Financial Research and Analysis (“FR&A”) services, including forensic accounting research and services to aid institutional investors in the recovery of funds from securities litigation. For the year ended December 31, 2011, our governance products contributed $119.6 million to our revenues compared to $58.6 million for the year ended November 30, 2010. The governance product line was acquired with our purchase of RiskMetrics on June 1, 2010 and had no effect on our results of operations prior to that date.

Operating Expenses

Operating expenses increased 26.7% to $578.9 million for the year ended December 31, 2011 compared to $456.8 million for the year ended November 30, 2010. Operating expenses for the one month ended December 31, 2010 were $45.9 million. Approximately $103.7 million of the year-over-year increase was comprised of expenses contributed by the acquisitions made during the year ended November 30, 2010. The remaining $18.4 million increase primarily reflects $44.1 million of higher compensation and non-compensation costs, partially offset by $21.2 million in transaction costs associated with the acquisition of RiskMetrics recognized during the year ended November 30, 2010 whereas no similar costs were recognized during the year ended December 31, 2011, lower expenses incurred in the year ended December 31, 2011 to restructure our operations after our acquisition of RiskMetrics and lower depreciation expense resulting from assets reaching the end of their depreciable lives. Our operating expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our operating expense in the year ended December 31, 2011 would have been lower by $3.3 million.

The following table shows operating expenses by each of the categories:

	Years Ended				One Month Ended
	December 31, 2011	November 30, 2010	Increase/(Decrease)		December 31, 2010
	(in thousands)
Cost of services:
Compensation and benefits	$202,597	$147,124	$55,473	37.7%	$15,353
Non-compensation expenses	74,550	51,502	23,048	44.8%	5,633

Total cost of services	277,147	198,626	78,521	39.5%	20,986
Selling, general and administrative:
Compensation and benefits	143,490	109,871	33,619	30.6%	11,500
Non-compensation expenses	69,482	80,373	(10,891)	(13.6)%	5,981

Total selling, general and administrative	212,972	190,244	22,728	11.9%	17,481
Restructuring	3,594	8,896	(5,302)	(59.6)%	26
Amortization of intangible assets	65,805	41,599	24,206	58.2%	5,564
Depreciation of property, equipment and leasehold improvements	19,425	17,413	2,012	11.6%	1,798

Total operating expenses	$578,943	$456,778	$122,165	26.7%	$45,855

Compensation and benefits	$346,087	$256,995	$89,092	34.7%	$26,853
Non-compensation expenses	144,032	131,875	12,157	9.2%	11,614
Restructuring	3,594	8,896	(5,302)	(59.6)%	26
Amortization of intangible assets	65,805	41,599	24,206	58.2%	5,564
Depreciation of property, equipment and leasehold improvements	19,425	17,413	2,012	11.6%	1,798

Total operating expenses	$578,943	$456,778	$122,165	26.7%	$45,855

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and have typically represented approximately 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of December 31, 2011, the number of employees increased by 352 to 2,429 from 2,077 on November 30, 2010. During the year ended December 31, 2011, we continued to manage the compensation and benefits expenses through the hiring of staff in emerging market centers. As of December 31, 2011, approximately 39.2% of our employees were located in emerging market centers.

Compensation and benefits costs for the year ended December 31, 2011, were $346.1 million, an increase of $89.1 million, or 34.7%, compared to $257.0 million for year ended November 30, 2010. Approximately $55.8 million of the increase was comprised of expenses contributed by the acquisitions made during the year ended November 30, 2010. The remaining $33.3 million primarily reflects $32.0 million of increased costs related to current staff and increased staffing levels and $2.4 million of increased stock based compensation costs, partially offset by $1.1 million of decreased post-retirement and other costs.

Included in compensation and benefits costs, stock based compensation expense for the year ended December 31, 2011 was $30.9 million, an increase of 7.9% compared to $28.6 million for the year ended November 30, 2010. The increase was comprised primarily of higher expense associated with the performance award granted in June 2010 to certain of our employees, the amortization of awards assumed upon the acquisition of RiskMetrics and amortization of awards granted as a component of the 2010 annual bonus and other miscellaneous grants. Partially offsetting these were lower expenses associated with the founders grant award and the amortization of awards associated with the 2009 and 2008 annual bonus. Approximately $3.0 million and $8.2 million of the stock based compensation expense was related to the founders grant award for the years ended December 31, 2011 and November 30, 2010, respectively. The decrease in the expense related to the founders grant award is primarily attributable to the final vesting of the award on November 14, 2011. Approximately $4.9 million and $4.2 million of the stock based compensation expense for the years ended December 31, 2011 and November 30, 2010, respectively, was related to the performance award granted in June 2010. The expected number of the shares expected to be distributed at vesting of the performance award was decreased during the year ended December 31, 2011, which had the effect of decreasing the total expense related to the award recognized during the year.

Non-compensation expenses for the year ended December 31, 2011 were $144.0 million, an increase of $12.1 million, or 9.2%, compared to $131.9 million for the year ended November 30, 2010. Approximately $22.6 million of the increase was comprised of expenses contributed by the acquisitions made during the year ended November 30, 2010 as well as increased professional, travel and entertainment, information technology and recruiting costs. Partially offsetting this increase were lower other taxes and license fees and the recognition during the year ended November 30, 2010 of $21.2 million in costs related to the acquisition of RiskMetrics whereas no similar costs were recognized during the year ended December 31, 2011.

Cost of Services

Cost of services includes costs related to our research, data operations and technology, software engineering and product management and proxy research and voting functions. Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels. For the year ended December 31, 2011, total cost of services increased $78.5 million to $277.1 million compared to $198.6 million for the year ended November 30, 2010. Approximately $54.3 million of the increase was comprised of expenses contributed by the acquisitions made during the year ended November 30, 2010. The remaining $24.2 million increase was largely due to an increase in compensation and benefits, information technology, travel and entertainment, recruiting, occupancy and professional costs.

Compensation and benefits expenses for the year ended December 31, 2011 increased $55.5 million to $202.6 million compared to $147.1 million for the year ended November 30, 2010. Approximately $37.7 million of the increase was the result of the acquisitions made during the year ended November 30, 2010. The remaining $17.8 million increase was largely due to the cost associated with increased staffing levels and share-based compensation partially offset by lower post-retirement and other costs.

Non-compensation expenses for the year ended December 31, 2011 increased approximately $23.0 million to $74.5 million compared to $51.5 million for the year ended November 30, 2010. Approximately $16.7 million of the increase was the result of the acquisitions made during the year ended November 30, 2010. The remaining $6.3 million increase was largely due to increased information technology, travel and entertainment, recruiting, occupancy and professional costs.

Our cost of services expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our cost of services for the year ended December 31, 2011 would have been lower by $1.5 million.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, consulting services and information technology costs. SG&A expenses increased 11.9% to $213.0 million for the year ended December 31, 2011 compared to $190.2 million for the year ended November 30, 2010. Approximately $24.0 million of the increase was the result of the acquisitions made during the year ended November 30, 2010.

Compensation and benefits expenses increased $33.6 million, or 30.6%, to $143.5 million for the year ended December 31, 2011 compared to $109.9 million for the year ended November 30, 2010. Approximately $18.1 million of the increase was the result of the acquisitions made during the year ended November 30, 2010. The remaining $15.5 million increase was largely due to increased costs associated with staffing levels and increased staffing levels and share-based compensation.

Non-compensation expenses for the year ended December 31, 2011 decreased approximately $10.9 million to $69.5 million compared to $80.4 million for the year ended November 30, 2010. The decrease was primarily the result of the recognition during the year ended November 30, 2010 of $21.2 million in costs related to the acquisition of RiskMetrics whereas no similar costs were recognized during the year ended December 31, 2011. Partially offsetting this was $5.9 million of increased expenses contributed by the acquisitions made during the year ended November 30, 2010 as well as increased professional and travel and entertainment costs.

Our SG&A expenses are impacted by changes in exchange rates primarily as they relate to the U.S. dollar. Had the U.S. dollar not weakened relative to exchange rates at the beginning of the year, our SG&A expenses for the year ended December 31, 2011 would have been lower by $1.5 million.

Within SG&A, selling expenses increased 32.0% to $89.7 million and general and administrative expenses increased 0.8% to $123.3 million for the year ended December 31, 2011.

Restructuring

In the year ended November 30, 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics. Costs continued to be incurred under this plan throughout the year ended December 31, 2011 and we believe that the plan was substantially completed by December 31, 2011. Restructuring expense of $3.6 million, consisting of approximately $2.9 million of expense associated with eliminating duplicative occupancy costs and $0.7 million of expense associated with the elimination of overlapping positions, was recognized during the year ended December 31, 2011. Restructuring expense of $8.9 million, consisting of approximately $6.6 million of expense associated with the elimination of overlapping positions, $1.3 million of expense associated with duplicative occupancy costs and $1.0 million of expense associated with the discontinuance of the planned integration of a product into RiskMetrics’ standard product offering suite, was recognized during the year ended November 30, 2010.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. For the year ended December 31, 2011, amortization of intangibles expense totaled $65.8 million compared to $41.6 million for the year ended November 30, 2010. The increase was the result of recognizing a full year’s worth of amortization in the year ended December 31, 2011 associated with the intangibles acquired in the acquisitions made during the second half of the year ended November 30, 2010.

Depreciation and amortization of property, equipment and leasehold improvements

For the years ended December 31, 2011 and November 30, 2010, depreciation and amortization of property, equipment and leasehold improvements totaled $19.4 million and $17.4 million, respectively. The increase was primarily the result of recognizing a full year’s worth of depreciation of property, equipment and leasehold improvements in the year ended December 31, 2011 acquired as the result of the acquisitions made during the second half of the year ended November 30, 2010, partially offset by the impact of assets reaching the end of their depreciable lives.

Other Expense (Income), Net

Other expense (income), net for the year ended December 31, 2011 was $58.6 million, an increase of $6.0 million compared to $52.6 million for the year ended November 30, 2010. The increase primarily reflects higher interest expense resulting from the senior secured term loan we entered into on June 1, 2010, and subsequently refinanced in March 2011, as part of our acquisition of RiskMetrics.

Income Taxes

The provision for income tax expense was $90.0 million for the year ended December 31, 2011, an increase of 46.7% compared to $61.3 million for the year ended November 30, 2010. Our effective tax rate was 34.2% and 40.0% for the years ended December 31, 2011 and November 30, 2010, respectively. The income tax provision for the year ended December 31, 2011 was impacted by $4.2 million of certain non-recurring benefits relating to prior tax periods. Additionally, we changed our intention to now permanently reinvest the undistributed earnings of MSCI Ltd., RiskMetrics (UK) Ltd., and RiskMetrics (Singapore) Pte Ltd. during the year ended December 31, 2011. This change helped to decrease our effective tax rate in the year ended December 31, 2011.

Segment Results of Operations

The table below reflects the results of operations by segment for the years ended December 31, 2011 and November 30, 2010:

	Year Ended December 31, 2011			Year Ended November 30, 2010
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
	(in thousands)
Operating revenues	$781,355	$119,586	$900,941	$604,307	$58,594	$662,901
Cost of services	218,048	59,099	277,147	165,623	33,003	198,626
Selling, general and administrative	183,294	29,678	212,972	180,614	9,630	190,244
Restructuring	1,951	1,643	3,594	6,673	2,223	8,896
Amortization of intangible assets	52,414	13,391	65,805	34,899	6,700	41,599
Depreciation expense	15,144	4,281	19,425	16,129	1,284	17,413

Total operating expenses	470,851	108,092	578,943	403,938	52,840	456,778

Operating income	310,504	11,494	321,998	200,369	5,754	206,123
Other expense (income), net			58,585			52,632

Income before provision for income taxes			263,413			153,491
Provision for income taxes			89,959			61,321

Net income			$173,454			$92,170

Our operating segments were established as a result of the acquisitions we made during the second half of the year ended November 30, 2010. The explanation of segment results excluding the impact of the acquisitions made would be substantially the same as the whole company results discussed in “Results of Operations” above.

Results of Operations

One Month Transition Period Ended December 31, 2010 Compared to One Month Ended December 31, 2009

	For the One Month Ended December 31,
	2010	2009 (unaudited)	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$72,524	$40,487	$32,037	79.1%
Operating expenses:
Cost of services	20,986	10,491	10,495	100.0%
Selling, general and administrative	17,481	10,919	6,562	60.1%
Restructuring	26	—	26	n/a
Amortization of intangible assets	5,564	1,426	4,138	290.2%
Depreciation and amortization of property, equipment and leasehold improvements	1,798	1,111	687	61.8%

Total operating expenses	45,855	23,947	21,908	91.5%

Operating income	26,699	16,540	10,129	61.2%
Other expense, net	6,113	1,630	4,483	275.0%
Provision for income taxes	6,732	5,651	1,081	19.1%

Net income	$13,824	$9,259	$4,565	49.3%

Earnings per basic common share	$0.11	$0.09	$0.02	22.2%

Earnings per diluted common share	$0.11	$0.09	$0.02	22.2%

Operating margin	36.8%	40.9%

The results of RiskMetrics and Measurisk were not included in our results of operations until their acquisition dates of June 1, 2010 and July 30, 2010, respectively. As a result, the primary reason for the changes between the one month ended December 31, 2010 and the one month ended December 31, 2009 was the impact of the acquisitions.

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

Of the $311.0 billion of assets in ETFs linked to MSCI equity indices as of November 30, 2010, 45.1% were linked to emerging market indices, 31.9% were linked to developed markets outside of the U.S., 20.1% were linked to U.S. market indices and 2.9% were linked to other global indices.

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

Our governance products consist of institutional governance, including proxy research, recommendation and voting services; corporate governance, including advisory and compensation services; and Financial Research and Analysis (“FR&A”) services, including forensic accounting research and services to aid institutional investors in the recovery of funds from securities litigation. For the year ended November 30, 2010, our governance products contributed $58.6 million to our revenues. The governance product line was acquired with our purchase of RiskMetrics on June 1, 2010 and had no effect on our results of operations prior to that date.

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

Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of November 30, 2010, the number of employees increased 1,199 to 2,077 from 878 on November 30, 2009. Approximately 89.7% of the increase was attributable to employees who joined the Company as part of the RiskMetrics and Measurisk acquisitions. As of November 30, 2010, approximately 69.2% and 30.8% of our employees perform duties attributable to the cost of services and SG&A categories, respectively. During the year ended November 30, 2010, we continued to manage compensation and benefits expenses through the hiring of staff in emerging market centers. As of November 30, 2010, approximately 30.0% of our employees were located in emerging market centers.

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

Included in compensation and benefits costs, stock based compensation expense for the year ended November 30, 2010 was $28.6 million, a decrease of 18.2% compared to $34.9 million in the same period of 2009. The decrease was comprised primarily of lower expenses associated with the founders grant award and the amortization of restricted stock units associated with the 2008 annual bonus partially offset by the expense associated with the performance award granted in June 2010 to certain of our employees, the amortization of awards assumed upon the acquisition of RiskMetrics and amortization of restricted stock units granted as a component of the 2009 annual bonus awards. Approximately $8.2 million and $26.7 million of the stock based compensation expense was related to the founders grant award for the years ended November 30, 2010 and 2009, respectively. The decrease in the expense related to the founders grant award is primarily attributable to the vestings of the award. Approximately $4.2 million of the stock based compensation expense for the year ended November 30, 2010 was related to the performance award granted in June 2010.

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

Segment Results of Operations

The table below reflects the results of operations by operating segment for the years ended November 30, 2010 and 2009:

	Year Ended November 30, 2010			Year Ended November 30, 2009
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
		(in thousands)
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

Our operating segments were established as a result of the acquisitions we made during the second half of the year ended November 30, 2010. The explanation of segment results excluding the impact of the acquisitions made would be substantially the same as the whole company results discussed in “Results of Operations” above.

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

On December 30, 2011, we made a $35.0 million prepayment on the New Credit Facility, as amended. This prepayment did not constitute a “repricing transaction.”

We primarily use interest rate swaps as part of our interest rate risk management strategy. During the year ended December 31, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As a result of the repayment of the 2010 Term Loan on March 14, 2011, we discontinued prospective hedge accounting on our then-existing interest rate swaps as they no longer met hedge accounting requirements. We will continue to report the net loss related to the discontinued cash flow hedges in Other Comprehensive Income and expect to reclassify this amount into earnings during the contractual term of the swap agreements.

On March 22, 2011, we terminated our then-existing interest rate swaps and simultaneously entered into new interest rate swaps to hedge the 2011 Term Loan variable-rate debt. As of December 31, 2011, we had two outstanding interest rate swaps with a combined notional principal amount of $419.8 million that were designated as cash flow hedges of interest rate risk.

The effective combined rate on our hedged and unhedged debt was 4.13% for the year ended December 31, 2011.

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

The New Credit Facility, as amended, also requires us to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) a maximum total leverage ratio (as defined in the New Credit Facility, as amended) measured quarterly on a rolling four-quarter basis shall not exceed 3.25:1.00 and (2) a minimum interest coverage ratio (as defined in the New Credit Facility, as amended) measured quarterly on a rolling four-quarter basis shall be at least 5.00:1.00. As of December 31, 2011, our Consolidated Leverage Ratio as defined in the New Credit Facility, as amended, was 2.43:1.00 and our Consolidated Interest Coverage Ratio as defined in the New Credit Facility, as amended, was 8.43:1.00.

The New Credit Facility, as amended, also contains customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, bankruptcy and insolvency events, invalidity or impairment of loan documentation or collateral, change of control and customary ERISA defaults.

We currently lease office space in New York, New York at two locations, One Chase Manhattan Plaza and 88 Pine Street, with combined annual base rents of $3.0 million. The lease at One Chase Manhattan Plaza ends in August 2012 and the lease at 88 Pine Street ends in December 2014. On September 16, 2011, we entered into a new lease agreement with 7 World Trade Center, LLC (the “Landlord”), pursuant to which we will rent approximately 126,000 square feet of office space for our new corporate headquarters at 7 World Trade Center, New York, New York (the “Lease”). We commenced leasing the 7 World Trade Center offices on February 1, 2012 (the “Commencement Date”).

The Lease is initially scheduled to expire on February 28, 2033, subject to our option to renew the Lease for an additional ten years after the initial expiration date. We also have the option to terminate the Lease early on February 1, 2028, subject to compliance with the terms and conditions of the Lease, including the payment of a termination fee. The aggregate rent over the life of the Lease is approximately $170.1 million plus certain customary expenses. From the Commencement Date through and including January 31, 2018, the day preceding the fifth anniversary of February 1, 2013 (the “Rent Commencement Date”), the annual rent paid will be approximately $7.3 million. Thereafter, the annual rent to be paid increases 10% on each of the fifth, tenth and fifteenth anniversaries of the Rent Commencement Date.

We expect to pay approximately $22.0 million in build-out costs to ready the 7 World Trade Center offices into which we expect to move during the second half of the year ending December 31, 2012. This amount is expected to be incremental to our current capital expenditure amounts. We expect to receive approximately $9.0 million in cash as a lease inducement from the Landlord during the year ending December 31, 2012. Additionally, we currently expect to recognize charges of up to approximately $4.6 million during the second half of the year ending December 31, 2012 as we vacate the 88 Pine Street offices.

Cash flows

	As of
	December 31, 2011		December 31, 2010
	(in thousands)
Cash and cash equivalents	$	252,211	$269,423

	For the Year Ended
	December 31, 2011	November 30, 2010	November 30, 2009	December 31, 2010
	(in thousands)
Net cash provided by operating activities	$254,997	$183,354	$130,942	$43,229
Net cash used in investing activities	$(90,611)	$(892,277)	$(308,216)	$(711)
Net cash (used in) provided by financing activities	$(177,994)	$758,058	$82,542	$(1,399)
Effect of exchange rates on cash and cash equivalents	$(3,604)	$1,416	$2,679	$1,729

Cash and cash equivalents

Cash and cash equivalents were $252.2 million and $269.4 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, $130.1 million and $101.6 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws.

We believe that domestic cash flows from operations, together with existing cash and cash equivalents and short-term investments, will continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment schedules and material capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash flows from operations, together with existing cash and cash equivalents and short-term investments, will continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and for the foreseeable future thereafter.

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $255.0 million and $183.4 million for the year ended December 31, 2011 and November 30, 2010, respectively. The $71.6 million year-over-year increase primarily reflects increased net income resulting from the full-year impact on earnings of the acquisitions made during the year ended November 30, 2010 in the year ended December 31, 2011. Cash provided by operating activities was $43.2 million for the one month ended December 31, 2010.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash used in investing activities was $90.6 million and $892.3 million for the year ended December 31, 2011 and November 30, 2010, respectively. The $801.7 million increase in cash used in investing activities primarily reflects cash used to make acquisitions in the year ended November 30, 2010 whereas no acquisitions were made during the year ended December 31, 2011. Additionally, during the year ended November 30, 2010, the proceeds from the maturation of short-term investments were used to pay off the 2007 Credit Facility and fund the closing of the RiskMetrics acquisition rather than being reinvested. Capital expenditures increased $9.9 million during the year ended December 31, 2011 compared to the year ended November 30, 2010 as we built out and consolidated our information technology infrastructure. Cash used in investing activities was $0.7 million for the one month ended December 31, 2010.

Cash flows from financing activities

Cash used in financing activities was $178.0 million for the year ended December 31, 2011 compared to cash provided by financing activities of $758.1 million for the year ended November 30, 2010. The year-over-year change of $936.1 million primarily reflects the fact that the New Credit Facility was entered into in the year ended November 30, 2010, the proceeds of which were used to fund the acquisition of RiskMetrics while, in the year ended December 31, 2011, cash payments were made to service and refinance the New Credit Facility, as amended. Cash used in financing activities was $1.4 million for the one month ended December 31, 2010.

Contractual Obligations

Our contractual obligations consist primarily of leases for office space, leases for equipment and other operating leases, obligations to vendors arising out of market data contracts and obligations arising from borrowings under the New Credit Facility, as amended. The following summarizes our contractual obligations:

		Years
As of December 31,	Total	2012	2013	2014	2015	2016	Thereafter
(in thousands)
Operating leases	$286,370	$20,413	$23,493	$23,176	$18,911	$18,089	$182,288
Vendor obligations	34,887	29,327	3,959	1,601	—	—	—
Term loans(1)	1,288,959	51,650	51,229	50,807	50,385	49,963	1,034,925

Total contractual obligations	$1,610,216	$101,390	$78,681	$75,584	$69,296	$68,052	$1,217,213

(1)	Includes term loan principal plus expected interest payments based on the interest rates at December 31, 2011.

As of December 31, 2011, we have recorded within Other non-current liabilities on our Consolidated Statement of Financial Condition $22.8 million of obligations that may require a cash disbursement to settle. This balance consists of unrecognized tax benefits, unfunded pension obligations, deferred compensation, non-income tax reserves and a contingent payout obligation acquired in the RiskMetrics purchase. We expect to pay approximately $0.2 million towards these obligations in the year ending December 31, 2013. We are not able to reasonably estimate the timing of the payments or the amount by which the remaining liabilities will increase or decrease over time.

Off-Balance Sheet Arrangements

At December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The adoption of ASU 2009-13 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements,” or ASU 2009-14. ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The adoption of ASU 2009-14 did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350),” or ASU 2010-28. This ASU amends ASC Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 were effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of ASU 2010-28 did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations,” or ASU 2010-29. This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 was effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04. ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. We anticipate that the adoption of this standard will not materially change our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” or ASU 2011-05. The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requiring that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220),” or ASU 2011-12. In ASU 2011-12, the FASB decided that the specific requirement under ASU 2011-05 to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred indefinitely. Therefore, those requirements will not be effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011. The remaining provisions covered by ASU 2011-05 are effective for interim periods and years beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” or ASU 2011-08, which amends the guidance in ASC subtopic 350-20, “Intangibles—Goodwill and Other—Goodwill.” Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, entities are then required to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We adopted ASU 2011-08 during the quarter ended September 30, 2011. The adoption of ASU 2011-08 did not have a material impact on our consolidated financial statements as no impairment of our goodwill was recognized.

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

Revenues from index-linked investment products represented approximately 15.6% and 16.0% of operating revenues for the years ended December 31, 2011 and November 30, 2010, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a significant percentage of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British Pounds, Japanese Yen and a limited number of other non-U.S. dollar currencies. For the years ended December 31, 2011 and November 30, 2010, approximately 13.4% and 12.8%, respectively, of our operating revenues were invoiced in currencies other than U.S. dollars. For the year ended December 31, 2011, 60.6% of our foreign currency revenues were in Euros, 21.9% were in Japanese Yen and 9.9% were in British Pounds. For the year ended November 30, 2010, 55.9% of our foreign currency revenues were in Euros, 28.2% were in Japanese Yen and 10.3% were in British Pounds.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 34.1% and 34.2% of our operating expenses for the years ended December 31, 2011 and November 30, 2010, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British Pounds, Swiss Francs, Hong Kong Dollars, Euros, Hungarian Forints, Indian Rupees, Mexican Pesos and Japanese Yen. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, a gain or loss results from the change in value of the functional currency. As a result of these positions, we recognized foreign currency exchange gains of $1.1 million for the year ended December 31, 2011 and foreign exchange losses of $3.0 million and $0.4 million for the years ended November 30, 2010 and 2009, respectively. The gains on foreign currency exchange in the year ended December 31, 2011 were primarily due to the weakening of the U.S. dollar as compared to the Japanese Yen in the fiscal year. We do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $252.2 million and $269.4 million at December 31, 2011 and 2010, respectively. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. At December 31, 2011 and 2010, we had invested $140.5 million and $72.8 million, respectively, in debt securities with maturity dates ranging from 91 to 360 days from the date of purchase. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the New Credit Facility bear interest at a rate equal to the sum of the greater of the London Interbank Offered Rate or 1.00%, and a margin of 2.75%, which margin will be subject to adjustment based on our leverage ratio.

The Company entered into interest rate swap agreements which will be amortized through August 2013. The swap agreements were designated as cash flow hedges of interest rate risk and qualify for hedge accounting treatment under ASC Subtopic 815-10. Changes in LIBOR will affect the interest rate on the portion of our credit facilities which have not been hedged by the interest rate swaps and, therefore, our costs under the credit facilities. Assuming an average of $661.8 million of variable rate debt outstanding, a hypothetical 1.42% basis point increase in LIBOR for a one year period would result in approximately $6.6 million of additional interest rate expense.

We recorded a pre-tax loss in other comprehensive income of $2.4 million ($1.5 million after tax) for the year ended December 31, 2011 as a result of the fair value measurement of these swaps. The fair value of these swaps is included in other accrued liabilities on our Consolidated Statement of Financial Condition.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth beginning on page F-1 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management, including the Company’s CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2011, which appears below.

(c). Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d). Report of Independent Registered Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

We have audited the internal control over financial reporting of MSCI Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph concerning the Company changing its fiscal year end from November 30 to December 31.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 29, 2012

Item 9B.	Other Information

On February 10, 2012, a New York Post reporter contacted ISS stating that a whistleblower had made a complaint to the SEC. According to the reporter, the complaint alleges that an ISS employee had provided client voting data to proxy solicitors in return for cash and other gifts. ISS is treating this matter extremely seriously. We have launched an internal investigation into the matter and have placed the employee identified by the reporter on administrative leave while we further investigate the allegations. The Company is also cooperating with the investigations of both the SEC and Department of Justice with respect to this matter.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2011.

Information regarding our Code of Ethics and Business Conduct and Corporate Governance Policy are incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after December 31, 2011. Any amendments to, or waivers from, a provision of our Codes of Ethics that apply to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.mscibarra.com. The information on our website is not and should not be considered a part of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2011. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities” of this report is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2011.

Item 14.	Principal Accounting Fees and Services

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements begin on page F-1 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

No financial statement schedules are provided because the information called for is not applicable or not required or is included in the consolidated financial statements or the notes thereto beginning on page F-1.

(a)(3) Exhibits

The information required by this Item is set forth on the exhibit index that follows the financial statements and notes thereto beginning on page F-1 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29th day of February, 2012.

MSCI INC.

By:	/S/ HENRY A. FERNANDEZ
Name: Henry A. Fernandez Title: Chairman, Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David M. Obstler, Gary Retelny and Frederick W. Bogdan, and each or any one of them, his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in the capacities indicated below, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming his or her signatures as they may be signed by his or her said attorneys-in-fact and agents, or their substitute or substitutes, to any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY A. FERNANDEZ Henry A. Fernandez	Chairman, Chief Executive Officer, and President (principal executive officer)	February 29, 2012

/S/ DAVID M. OBSTLER David M. Obstler	Chief Financial Officer (principal financial officer and principal accounting officer)	February 29, 2012

/S/ BENJAMIN F. DUPONT Benjamin F. duPont	Director	February 29, 2012

/S/ ALICE W. HANDY Alice W. Handy	Director	February 29, 2012

/S/ CATHERINE R. KINNEY Catherine R. Kinney	Director	February 29, 2012

/S/ LINDA H. RIEFLER Linda H. Riefler	Director	February 29, 2012

/S/ GEORGE W. SIGULER George W. Siguler	Director	February 29, 2012

Signature	Title	Date

/S/ SCOTT M. SIPPRELLE Scott M. Sipprelle	Director	February 29, 2012

/S/ PATRICK TIERNEY Patrick Tierney	Director	February 29, 2012

/S/ RODOLPHE M. VALLEE Rodolphe M. Vallee	Director	February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc:

We have audited the accompanying consolidated statements of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2011, the one month ended December 31, 2010 and the fiscal years ended November 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MSCI Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011, the one month ended December 31, 2010 and the fiscal years ended November 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its fiscal year end from November 30 to December 31.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 29, 2012

MSCI INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December 31, 2011	December 31, 2010
	(in thousands, except per share and share data)
ASSETS
Current assets:
Cash and cash equivalents	$252,211	$269,423
Short-term investments	140,490	72,817
Trade receivables (net of allowances of $857 and $877 as of December 31, 2011 and 2010, respectively)	180,566	137,988
Deferred taxes	40,952	57,525
Prepaid income taxes	38,022	18,894
Prepaid and other assets	25,702	18,315

Total current assets	677,943	574,962
Property, equipment and leasehold improvements (net of accumulated depreciation of $60,088 and $44,908 at December 31, 2011 and 2010, respectively)	37,623	35,723
Goodwill	1,708,585	1,706,671
Intangible assets (net of accumulated amortization of 255,579 and $196,061 at December 31, 2011 and 2010, respectively)	644,881	710,686
Other non-current assets	23,964	29,439

Total assets	$3,092,996	$3,057,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239	$213
Accrued compensation and related benefits	107,506	95,992
Other accrued liabilities	45,504	46,140
Current maturities of long term debt	10,339	54,932
Deferred revenue	289,217	268,807

Total current liabilities	452,805	466,084
Long term debt, net of current maturities	1,066,548	1,207,966
Deferred taxes	240,456	254,147
Other non-current liabilities	27,755	27,114

Total liabilities	1,787,564	1,955,311

Commitments and Contingencies (see Note 7)

Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 500,000,000 class A shares and 250,000,000 class B shares authorized; 122,713,226 and 120,667,613 class A shares issued and 121,212,191 and 119,594,811 class A shares outstanding at December 31, 2011 and 2010, respectively; no class B shares issued and outstanding at December 31, 2011 and 2010, respectively)	1,227	1,207
Treasury shares, at cost (1,501,035 and 1,072,802 shares at December 31, 2011 and 2010, respectively)	(49,827)	(35,201)
Additional paid in capital	995,665	947,000
Retained earnings	363,461	190,007
Accumulated other comprehensive loss	(5,094)	(843)

Total shareholders’ equity	1,305,432	1,102,170

Total liabilities and shareholders’ equity	$3,092,996	$3,057,481

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended			One Month Ended
	December 31, 2011	November 30, 2010	November 30, 2009	December 31, 2010
	(in thousands, except per share data)
Operating revenues	$900,941	$662,901	$442,948	$72,524

Cost of services	277,147	198,626	118,665	20,986
Selling, general and administrative	212,972	190,244	135,780	17,481
Restructuring	3,594	8,896	—	26
Amortization of intangible assets	65,805	41,599	25,554	5,564
Depreciation and amortization of property, equipment and leasehold improvements	19,425	17,413	11,957	1,798

Total operating expenses	578,943	456,778	291,956	45,855

Operating income	321,998	206,123	150,992	26,669

Interest income	(848)	(993)	(1,053)	(68)
Interest expense	55,819	51,337	19,683	6,054
Other expense	3,614	2,288	641	127

Other expense (income), net	58,585	52,632	19,271	6,113

Income before provision for income taxes	263,413	153,491	131,721	20,556
Provision for income taxes	89,959	61,321	49,920	6,732

Net income	$173,454	$92,170	$81,801	$13,824

Earnings per basic common share	$1.43	$0.82	$0.80	$0.11

Earnings per diluted common share	$1.41	$0.81	$0.80	$0.11

Weighted average shares outstanding used in computing earnings per share:
Basic	120,717	112,074	100,607	119,943

Diluted	122,276	113,357	100,860	121,803

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended			One Month Ended
	December 31, 2011	November 30, 2010	November 30, 2009	December 31, 2010
	(in thousands)
Net income	$173,454	$92,170	$81,801	$13,824

Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,363)	4,195	418	855
Income tax effect	1,711	(1,640)	(89)	(334)

	(2,652)	2,555	329	521

Unrealized (loss) gain on cash flow hedges	(2,445)	3,607	(1,737)	1,111
Income tax effect	957	(1,408)	716	(434)

	(1,488)	2,199	(1,021)	677

Unrealized (loss) gain on available-for-sale securities	(11)	5	—	11
Income tax effect	4	(2)	—	(4)

	(7)	3	—	7

Periodic pension adjustment	(145)	1,228	823	(88)
Income tax effect	41	(361)	(367)	6

	(104)	867	456	(82)

Other comprehensive (loss) income, net of tax	(4,251)	5,624	(236)	1,123

Comprehensive income	$169,203	$97,794	$81,565	$14,947

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance at November 30, 2008	$1,001	$(681)	$291,204	$2,212	$(7,354)	$286,382
Net income				81,801		81,801
Foreign currency translation adjustment					329	329
Net changes in unrealized losses on cash flow hedges					(1,021)	(1,021)
Periodic pension adjustment					456	456
Common stock issued in offering	38		115,717			115,755
Common stock issued	15					15
Compensation payable in common stock and options			34,302			34,302
Common stock repurchased and held in treasury		(18,487)				(18,487)
Exercise of stock options			597			597
Excess tax benefits from employee stock incentive plans			6,927			6,927

Balance at November 30, 2009	1,054	(19,168)	448,747	84,013	(7,590)	507,056
Net income				92,170		92,170
Foreign currency translation adjustment					2,555	2,555
Net changes in unrealized losses on cash flow hedges					2,199	2,199
Unrealized gain on available-for-sale securities					3	3
Periodic pension adjustment					867	867
Common stock issued	10					10
Common stock issued to acquire RiskMetrics Group, Inc.	126		371,689			371,815
Compensation payable in common stock and options			31,741			31,741
Compensation payable in common stock assumed to acquire RiskMetrics Group, Inc.			53,879			53,879
Common stock repurchased and held in treasury		(14,151)				(14,151)
Exercise of stock options	15		23,421			23,436
Excess tax benefits from employee stock incentive plans			8,537			8,537

Balance at November 30, 2010	$1,205	$(33,319)	$938,014	$176,183	$(1,966)	$1,080,117
Net income				13,824		13,824
Foreign currency translation adjustment					521	521
Net changes in unrealized losses on cash flow hedges					677	677
Unrealized gain on available-for-sale securities					7	7
Periodic pension adjustment					(82)	(82)
Common stock issued	1					1
Compensation payable in common stock and options			8,504			8,504
Common stock repurchased and held in treasury		(1,882)				(1,882)
Exercise of stock options	1		185			186
Excess tax benefits from employee stock incentive plans			297			297

Balance at December 31, 2010	$1,207	$(35,201)	$947,000	$190,007	$(843)	$1,102,170
Net income				173,454		173,454
Foreign currency translation adjustment					(2,652)	(2,652)
Net changes in unrealized losses on cash flow hedges					(1,488)	(1,488)
Unrealized gain on available-for-sale securities					(7)	(7)
Periodic pension adjustment					(104)	(104)
Common stock issued	10					10
Compensation payable in common stock and options			24,981			24,981
Common stock repurchased and held in treasury		(14,626)				(14,626)
Exercise of stock options	10		16,421			16,431
Excess tax benefits from employee stock incentive plans			7,263			7,263

Balance at December 31, 2011	$1,227	$(49,827)	$995,665	$363,461	$(5,094)	$1,305,432

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended			One Month Ended
	December 31, 2011	November 30, 2010	November 30, 2009	December 31, 2010
	(in thousands)
Cash flows from operating activities
Net income	$173,454	$92,170	$81,801	$13,824
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	65,805	41,599	25,554	5,564
Share-based compensation	31,723	32,285	35,161	2,843
Depreciation of property, equipment and leasehold improvements	19,425	17,413	11,957	1,798
Amortization of debt origination fees	5,776	8,090	1,432	548
Deferred taxes	5,625	926	(14,338)	2,852
Amortization of discount on long-term debt	1,051	1,337	165	101
Excess tax benefits from share-based compensation	(7,263)	(8,537)	(6,927)	(297)
Other non-cash adjustments	1,542	3,246	1,510	(5)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Trade receivables	(42,284)	(35,851)	8,560	10,026
Due from related parties	—	—	1,765	—
Prepaid income taxes	(10,743)	17,241	(9,177)	2,263
Prepaid and other assets	(8,525)	3,308	5,787	1,015
Accounts payable	57	(2,653)	688	(1,950)
Payable to related parties	—	—	(34,992)	—
Deferred revenue	19,379	3,980	4,618	(3,321)
Accrued compensation and related benefits	6,406	15,574	5,515	2,103
Other accrued liabilities	(3,400)	(6,523)	1,499	6,897
Other	(3,031)	(251)	10,364	(1,032)

Net cash provided by operating activities	254,997	183,354	130,942	43,229

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(1,101,243)	—	—
Proceeds from redemption of short-term investments	150,292	416,550	268,582	1,100
Purchase of investments	(217,792)	(194,416)	(563,386)	—
Capital expenditures	(23,111)	(13,190)	(13,412)	(1,811)
Proceeds from the sale of property, equipment and leasehold improvements	—	22	—	—

Net cash used in investing activities	(90,611)	(892,277)	(308,216)	(711)

Cash flows from financing activities:
Proceeds from borrowing, net of discount	1,125,000	1,268,625	—	—
Proceeds from public offering of common stock, net of underwriting discount and other direct costs of $1.3 million	—	—	115,755	—
Repayment of long–term debt	(1,312,062)	(386,875)	(22,250)	—
Repayment of RiskMetrics Group, Inc. debt acquired	—	(107,485)	—	—
Payment of issuance costs in connection with long term debt	—	(34,029)	—	—
Repurchase of treasury shares	(14,626)	(14,151)	(18,487)	(1,882)
Proceeds from the exercise of stock options	16,431	23,436	597	186
Excess tax benefits from share-based compensation	7,263	8,537	6,927	297

Net cash (used in) provided by financing activities	(177,994)	758,058	82,542	(1,399)

Effect of exchange rates changes on cash and cash equivalents	(3,604)	1,416	2,679	1,729

Net (decrease) increase in cash	(17,212)	50,551	(92,053)	42,848
Cash and cash equivalents, beginning of period	269,423	176,024	268,077	226,575

Cash and cash equivalents, end of period	$252,211	$226,575	$176,024	$269,423

Supplemental disclosure of cash flow information
Cash paid for interest	$52,713	$40,100	$18,253	$7

Cash paid for income taxes	$93,728	$46,190	$61,385	$941

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$1,781	$821	$3,482	$1,577

Acquisition of RiskMetrics Group, Inc., class A common stock issued	$—	$371,815	$—	$—

Fair value of stock options and restricted stock awards assumed in connection with acquisition of RiskMetrics Group, Inc.	$—	$53,879	$—	$—

See Notes to Consolidated Financial Statements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

Organization

MSCI Inc. together with its wholly-owned subsidiaries (the “Company” or “MSCI”) is a global provider of investment decision support tools worldwide, including indices, portfolio risk and performance analytics and corporate governance products and services. The Company’s flagship products are its global equity indices and environmental, social and governance (“ESG”) products marketed under the MSCI and MSCI Research brands, its portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand, its market and credit risk analytics marketed under the RiskMetrics and Barra brands, its governance research and outsourced proxy voting and reporting services marketed under the ISS brand, its valuation models and risk management software for the energy and commodities markets marketed under the FEA brand and its forensic accounting risk research, legal and regulatory risk assessment and due diligence products marketed under the CFRA brand.

MSCI operates as two segments, the Performance and Risk business and the Governance business. The Performance and Risk business is a global provider of investment decision support tools, including indices, portfolio risk and performance analytics, credit analytics and ESG products. The Governance business, which was included in MSCI’s operations following MSCI’s acquisition of RiskMetrics Group, Inc. (“RiskMetrics”) in June 2010, is a provider of corporate governance and specialized financial research and analysis services to institutional shareholders and corporations around the world. (See Note 3, “Acquisitions,” and Note 14, “Segment Information,” for further information about MSCI’s acquisitions and operating segments.)

Change in Fiscal Year End

On December 8, 2010, the Board of Directors of the Company approved a change in the Company’s fiscal year end from November 30 to December 31 of each year. This change to the calendar year reporting cycle began January 1, 2011. As a result of the change, the Company is reporting a December 2010 fiscal month transition period, which is separately reported in this Annual Report on Form 10-K for the calendar year ended December 31, 2011.

Financial information for the year ended December 31, 2010 has not been included in this Form 10-K for the following reasons: (i) the year ended November 30, 2010 provides a meaningful comparison for year ended December 31, 2011; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the year ended December 31, 2010 were presented in lieu of results for the year ended November 30, 2010; and (iii) it was not practicable or cost justified to prepare this information.

Basis of Presentation

The consolidated financial statements include the accounts of MSCI Inc. and its wholly-owned subsidiaries. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. It is also the Company’s policy to consolidate any variable interest entity for which the Company is the primary beneficiary, as required by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 810-10, “Consolidations.” For investments in any entities in which the Company owns 20% or less of the outstanding voting stock and significant influence does not exist, such investments are carried at cost.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Accounting Policies

Basis of Financial Statements and Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of revenue, research and development and software capitalization, the allowance for doubtful accounts, impairment of long-lived assets, accrued compensation, income taxes and other matters that affect the consolidated financial statements and related disclosures. The Company believes that estimates used in the preparation of these consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.

The Consolidated Statement of Income for the year ended November 30, 2009 reflect expense allocations for certain corporate functions previously provided by Morgan Stanley, including human resources, information technology, accounting, legal and compliance, corporate services, treasury and other services. These allocations were based on what the Company and Morgan Stanley considered reasonable reflections of the utilization levels of these services required in support of the Company’s business and were based on methods that include direct time tracking, headcount, inventory metrics and corporate overhead. Morgan Stanley was the controlling shareholder of MSCI through May 22, 2009. As of May 22, 2009, Morgan Stanley no longer provided corporate functions for the Company and no additional expense allocations have been recorded by the Company since that date.

Inter-company balances and transactions are eliminated in consolidation.

Revenue Recognition

Revenue related to the Company’s non-software-related recurring arrangements is recognized pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25, “Revenue Arrangements with Multiple Deliverables.” Under the provisions of ASC Subtopic 605-25, transactions with multiple elements should be considered separate units of accounting if all of the following criteria are met:

•	The delivered item has stand-alone value to the client,

•	There is objective and reliable evidence of the fair value of the undelivered item(s), and

•	If the arrangement includes a general right of return, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

The Company has signed subscription agreements with substantially all of its clients that set forth the fees paid to it by the clients. Further, the Company regularly assesses the receivable balances for each client. The Company’s subscription agreements for non-software-related products include provisions that, among other things, allow clients, for no additional fee, to receive updates and modifications that may be made from time to time, for the term of the agreement, typically one year. As it currently does not have objective and reliable evidence of the fair value of the undelivered element of the transaction, the Company does not account for the delivered item as a separate element. Accordingly, the Company recognizes revenue ratably over the term of the license agreement.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our software-related recurring revenue arrangements do not require significant modification or customization of any underlying software applications being licensed. Accordingly, the Company recognizes software revenues, excluding the energy and commodity asset valuation analytics products, pursuant to the requirements of ASC Subtopic 985-605, “Software-Revenue Recognition.” In accordance with ASC Subtopic 985-605, the Company begins to recognize revenues from subscriptions, maintenance and client technical support, and professional services when all of the following criteria are met: (1) the Company has persuasive evidence of a legally binding arrangement, (2) delivery has occurred, (3) client fee is deemed fixed or determinable, and (4) collection is probable.

The Company has signed subscription agreements with substantially all of its clients that set forth the fees paid to it by the clients. Further, the Company regularly assesses the receivable balances for each client. The Company’s subscription agreements for software products include provisions that, among other things, would allow clients to receive unspecified future software upgrades for no additional fee as well as the right to use the software products with maintenance for the term of the agreement, typically one year. As it does not have vendor specific objective evidence (“VSOE”) for these elements (except for the support related to energy and commodity asset valuation products), the Company does not account for these elements separately. Accordingly, except for revenues related to energy and commodity asset valuation products, the Company recognizes revenue ratably over the term of the license agreement.

The Company’s software license arrangements generally do not include acceptance provisions. Such provisions generally allow a client to test the software for a defined period of time before committing to license the software. If a license agreement includes an acceptance provision, the Company does not record subscription revenues until the earlier of the receipt of a written client acceptance or, if not notified by the client that it is cancelling the license agreement, the expiration of the acceptance period.

For the Company’s energy and commodity asset valuation analytics products, it uses the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value if all undelivered elements exist. In substantially all of the Company’s contracts, the only element that remains undelivered at the time of delivery of the product is support. The fair value of support is determined based upon what the fees for the support are for clients who purchase support separately. Under the residual method, the fair value of the undelivered element is deferred and the remaining portion of the contract fee is recognized as product revenue. Support fees for these products are recognized ratably over the support period.

The Company applies SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” in determining revenue recognition related to clients that use its indices as the basis for certain index-linked investment products such as exchange traded funds or futures contracts. These clients commonly pay the Company a license fee for the use of its intellectual property based on the investment product’s assets under management or contract volumes. These fees are calculated based upon estimated assets in the investment product or contract volumes obtained either through independent third-party sources or the most recently reported information of the client.

The Company recognizes revenue when all the following criteria are met:

•	the client has signed a contract with it;

•	the service has been rendered;

•	the amount of the fee is fixed or determinable based on the terms of the contract; and

•	collectability is reasonably assured.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has signed contracts with substantially all clients that are licensed to use its indices as the basis for certain index-linked investment products, such as exchange traded funds or futures contracts. The contracts state the terms under which these fees are to be calculated. These fees are billed in arrears, after the fees have been earned. The fees are earned as the Company supplies the indices to the client. The Company assesses the creditworthiness of these clients prior to entering into a contract and regularly review the receivable balances related to them.

Share-Based Compensation

Certain of the Company’s employees have received share-based compensation under certain compensation programs. The Company’s compensation expense reflects the fair value method of accounting for share-based payments under ASC Subtopic 718-10, “Compensation-Stock Compensation.” ASC Subtopic 718-10 requires measurement of compensation cost for equity-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures.

The fair value of MSCI restricted stock units is determined based on the number of units granted and the grant date fair value of MSCI’s class A common stock (“Common Stock”), measured as the closing price on the date of grant. The fair value of MSCI standard stock options is determined using the Black-Scholes valuation model and the single grant life method. Under the single grant life method, option awards with graded vesting are valued using a single weighted-average expected option life. The fair value of MSCI stock options that contain stock price contingencies is determined using a Monte Carlo simulation model, which creates a normal distribution of future stock prices, which is then used to value the awards based on their individual terms.

The Company reserved approximately 4.3 million shares of Common Stock for outstanding vested and unvested stock options and unvested restricted stock awards assumed as part of the acquisition of RiskMetrics on June 1, 2010. See Note 3, “Acquisitions,” for further information about the Company’s acquisition of RiskMetrics. The fair values of stock options assumed were estimated using a Hull-White Lattice option-pricing model. The Hull-White model is commonly used for estimating the fair value of in-the-money and out-of-the-money options, as it explicitly models the exercise behavior of option holders considering the amount by which each such grant is in- or out-of-the-money. The major assumptions utilized are the stock price, the remaining contractual term, the remaining time to vest, forfeiture behavior, dividend yield, the risk-free interest rate, expected volatility and the early exercise multiple.

Based on interpretive guidance related to Stock Compensation, the Company’s policy is to accrue the estimated cost of share-based awards that were granted to retirement-eligible employees over the course of the prior year in which they were earned rather than expensing the awards on the date of grant. A portion of the restricted stock units granted to employees are subject to certain performance conditions. The Company bases initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. If the estimated number of instruments changes from previous estimates, the cumulative effect on current and prior periods of a change is recognized in compensation cost in the period of the change.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it is required to file income tax returns. The Company recorded additional tax expense related to open tax years, which the Company’s management believes is adequate in relation to the potential for assessments. These amounts have been recorded in other non-current liabilities on the Consolidated Statement of Financial Condition. The Company’s management believes the resolution of tax matters will not have a material effect on the Company’s consolidated financial condition. However, to the extent the Company is required to pay amounts in excess of its reserves, a resolution could have a material impact on its consolidated statement of income for a particular future period. In addition, an unfavorable tax settlement could require use of cash and result in an increase in the effective tax rate in the period in which such resolution occurs.

Deferred Revenue

Deferred revenues represent amounts billed to customers for services and maintenance in advance of performing the services. Our clients normally pay subscription fees annually or quarterly in advance. Deferred revenue is amortized ratably over the service period as revenue recognition criteria are met. Where the service period has not begun or been renewed, deferred revenues and accounts receivable are not recognized.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The carrying amount of the Company’s goodwill is $1,708.6 million primarily relating to the acquisitions of Barra Inc. (“Barra”), RiskMetrics and Measurisk, LLC (“Measurisk”). The Company’s goodwill is subject to an impairment test each year, or more often if conditions indicate impairment may have occurred, pursuant to ASC Topic 350, “Intangibles—Goodwill and Other.”

The Company tests goodwill for impairment on an annual basis and on an interim basis when certain events and circumstances exist. The testing for impairment is performed at the reporting unit level, which is generally at the level of its business segments. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of impairment. Additionally, if the book value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. As the estimated fair value of its reporting units exceeded their respective book value, no impairment of goodwill was recorded during the years ended December 31, 2011, November 30, 2010 and 2009 or during the one month ended December 31, 2010.

The Company’s previous accounting policy was to conduct the annual goodwill impairment test as of June 1. Effective in the quarter ended September 30, 2011, the Company elected to change its accounting policy to begin conducting the annual goodwill impairment test on July 1. The change to the annual goodwill impairment testing date is preferable under the circumstances as it moves the impairment testing outside of the Company’s normal second quarter-end reporting process to a date in the third quarter when resources are less constrained, which is consistent with the timing of the testing date prior to the change in the fiscal year-end. The resulting change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge of the Company’s goodwill. As it was impracticable to objectively determine projected cash flows and related valuation estimates as of each July 1 for periods prior to July 1, 2011, the Company prospectively applied the change in the annual goodwill impairment testing date from July 1, 2011. The application of this change in accounting policy did not result in any impairment charges recognized in the Company’s consolidated financial statements.

Effective July 1, 2011, the Company adopted the provisions of Accounting Standards Update 2011-08, “Testing Goodwill for Impairment,” or ASU 2011-08, which provides the Company the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. The qualitative assessment is based on reviewing the totality of several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. See Note 2, “Recent Accounting Pronouncements,” for further information regarding accounting pronouncements released that may have an impact on MSCI’s consolidated financial statements.

Intangible Assets

Intangible assets consist of those definite-lived intangibles from the acquisitions of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. The Company amortizes definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are tested for impairment annually or when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. The Company has no indefinite-lived intangibles. The intangible assets have remaining useful lives ranging from one to 19 years.

Foreign Currency Translation

Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at year-end exchange rates, and income statement accounts are translated at weighted average exchange rates for the year. Gains or losses resulting from translating foreign currency financial statements, net of related tax effects, are reflected in accumulated other comprehensive loss, a separate component of shareholders’ equity. Gains or losses resulting from foreign currency transactions incurred in currencies other than the local functional currency are included in other expense (income) on the Consolidated Statements of Income.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and money market and debt security investments with maturities of 90 days or less from the date of purchase.

Short-term Investments

Short-term investments may include U.S. Treasury securities, state and municipal securities and highly rated corporate debt securities with maturity dates ranging from 91 to 360 days from the date of purchase.

The Company classifies its short-term investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Realized gains and losses on available-for-sale securities are included as a component of interest income. Interest on securities classified as available-for-sale is included as a component of interest income.

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

The Company applies cash flow hedge accounting to interest rate swaps designated as hedges of the variability of future cash flows from floating rate liabilities due to the benchmark interest rate. The Company uses regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging relationships. Changes in fair value of these interest rate swaps are recorded to “net change in cash flow hedges” as a component of accumulated other comprehensive loss in Shareholders’ equity, to the extent they are effective. Amounts recorded to accumulated other comprehensive loss are then reclassified to interest expense as interest on the hedged borrowings is recognized. Any ineffective portion of the change in fair value of these instruments is recorded to interest expense.

Fair Value of Financial Assets and Liabilities

The Company’s financial assets and liabilities include cash and cash equivalents, short-term investments and interest rate swaps.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company applies the fair value hierarchy of ASC Subtopic 820-10, “Fair Value Measurement,” to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. A financial asset’s or financial liability’s level in the fair value hierarchy is based on the lowest level of any input that is significant to its fair value measurement. The three levels of the fair value hierarchy are:

Level 1	Valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Valuations based on one or more quoted prices in markets that are not considered to be active or for which all significant inputs are observable, either directly or indirectly; and

Level 3	Valuations based on one or more inputs that are both significant to fair value measurement and unobservable.

The fair value of certain level 2 financial liabilities may include valuation adjustments for our counterparties’ and our credit quality.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and fixtures and computer and communications equipment are provided principally by the straight-line method over the estimated useful life of the asset. Estimates of useful lives are as follows: furniture & fixtures—five years; computer and related equipment—three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or, where applicable, the remaining term of the lease.

Treasury Stock

The Company holds repurchased shares of Common Stock as treasury stock. We account for treasury stock under the cost method and include treasury stock as a component of shareholders’ equity.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded when it is probable and estimable that a receivable will not be collected. Changes in the allowance for doubtful accounts from December 1, 2008 to December 31, 2011 were as follows:

Amount
(in thousands)
Balance as of November 30, 2008	$712
Addition to provision	977
Amounts written off, net of recoveries	(842)

Balance as of November 30, 2009	$847
Addition to provision(1)	931
Amounts written off, net of recoveries	(765)

Balance as of November 30, 2010	1,013
Reduction to provision	(133)
Amounts written off, net of recoveries	(3)

Balance as of December 31, 2010	$877
Addition to provision	545
Amounts written off, net of recoveries	(565)

Balance as of December 31, 2011	$857

(1)	Includes an allowance of $0.3 million assumed upon the acquisition of RiskMetrics on June 1, 2010.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Compensation

The Company makes significant estimates in determining its accrued non-stock based compensation and benefits expenses. A significant portion of the Company’s employee incentive compensation programs are discretionary. Each year end the Company determines the amount of discretionary cash bonus pools. The Company also reviews compensation and benefits expenses throughout the year to determine how overall performance compares to management’s expectations. These and other factors, including historical performance, are taken into account in reviewing accrued discretionary cash compensation estimates quarterly and adjusting accrual rates as appropriate.

Concentrations

The Company licenses its products and services to investment managers primarily in the United States, Europe and Asia (primarily Hong Kong and Japan). The Company evaluates the credit of its customers and does not require collateral. The Company maintains an allowance on customer accounts where estimated losses may result from the inability of its customers to make required payments.

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash deposits and short-term investments. At December 31, 2011 and 2010, cash and cash equivalent amounts were $252.2 million and $269.4 million, respectively. At December 31, 2011 and 2010, the Company had invested $140.5 million and $72.8 million, respectively, in U.S. Treasury Securities with maturity dates ranging from 91 to 360 days from the date of purchase. The Company receives interest at prevailing money market fund rates on its cash deposits.

For the years ended December 31, 2011, November 30, 2010 and 2009 and for the one month ended December 31, 2010, no single customer accounted for 10.0% or more of the Company’s operating revenues.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements,” or ASU 2009-14. ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The adoption of ASU 2009-14 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350),” or ASU 2010-28. This ASU amends ASC Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 were effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations,” or ASU 2010-29. This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 was effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, ”Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04. ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” or ASU 2011-05. The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requiring that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220),” or ASU 2011-12. In ASU 2011-12, the FASB decided that the specific requirement under ASU 2011-05 to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred indefinitely. Therefore, those requirements will not be effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011. The remaining provisions covered by ASU 2011-05 are effective for interim periods and years beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which amends the guidance in ASC Topic 350, “Intangibles—Goodwill and Other.” Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, entities are then required to perform the two-step goodwill impairment test.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company adopted ASU 2011-08 during the quarter ended September 30, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements as no impairment of the Company’s goodwill was recognized.

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

During the year ended November 30, 2010, MSCI incurred approximately $21.2 million in transaction related costs related to the acquisition of RiskMetrics. These costs are reflected in “Selling, general and administrative” on the Consolidated Statements of Income.

Purchase Price Allocation

The acquisition method of accounting is based on ASC Subtopic 805-10, “Business Combinations,” and uses the fair value concepts defined in ASC Subtopic 820-10, which MSCI has adopted as required. The total purchase price for RiskMetrics was allocated to the net tangible and intangible assets based upon their fair values

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of June 1, 2010 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and intangible assets was recorded as goodwill. The purchase price allocation for RiskMetrics, which was based upon a valuation, is as follows:

(in thousands)
Cash and cash equivalents	$76,459
Trade receivables	33,577
Other assets	32,398
Goodwill	1,245,862
Intangible assets	628,120
Accounts payable and other liabilities	(48,494)
Debt	(107,485)
Deferred revenues	(114,686)
Deferred tax liabilities, net	(173,355)

Total purchase price	$1,572,396

As a result of the finalization of the acquired income and non-income based tax valuations, Other assets, Goodwill, Accounts payable and other liabilities and Deferred tax liabilities, net increased from the preliminary values assigned as of December 31, 2010.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actual Impact of RiskMetrics Acquisition

The following table presents the Company’s estimates for information for RiskMetrics from the June 1, 2010 acquisition date that is included in MSCI’s Consolidated Statement of Income:

(in thousands)	Year Ended November 30, 2010
Total revenues	$152,301

Net income	$10,080

Other Fiscal 2010 Acquisition

On July 30, 2010, MSCI acquired Measurisk to expand its product offerings to hedge fund investors. This was not deemed to be a material acquisition. MSCI has accounted for this acquisition in accordance with the ASC Subtopic 805-10 and has included the financial results of Measurisk in its consolidated results from the July 30, 2010 acquisition date. For the year ended November 30, 2010, Measurisk contributed approximately $4.4 million to MSCI’s revenue and $1.6 million to MSCI’s earnings. The purchase price allocations for this acquisition were $2.3 million for other assets, $9.5 million for identifiable intangible assets, $1.9 million for other liabilities and $21.1 million for goodwill.

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
	(unaudited)
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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. RESTRUCTURING

During the fiscal year ended November 30, 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics (the “Restructuring Plan”) in order to eliminate overlapping positions, eliminate duplicative occupancy costs, terminate overlapping vendor contracts and discontinue the planned integration of a product into RiskMetrics’ standard product offering suite. Costs continued to be incurred under this plan throughout the one month ended December 31, 2010 and the year ended December 31, 2011. The Company believes that the plan was substantially completed by December 31, 2011. The Company accounts for restructuring costs in accordance with ASC Subtopic 420-10, “Exit or Disposal Cost Obligations.” The restructuring costs are recorded to the “Restructuring expense” line item within the Company’s Consolidated Statements of Income as they are recognized.

During the year ended December 31, 2011, the Company recorded $3.6 million of restructuring expenses in connection with the Restructuring Plan, of which $2.0 million was related to costs associated with the exit of certain leases, $0.9 million was related to the write-off of assets associated with the exit of certain leases, $0.6 million was related to severance and less than $0.1 million was related to the accelerated vesting of share-based compensation awards triggered by the elimination of overlapping positions.

During the year ended November 30, 2010, the Company recorded $8.9 million of restructuring expenses in connection with the Restructuring Plan, of which approximately $3.6 million was related to severance and $3.0 million was related to the accelerated vesting of share-based compensation awards triggered by the elimination of overlapping positions, $0.9 million was related to costs associated with discontinuance of the planned integration of a product into RiskMetrics’ standard product offering suite and $1.4 million was related to costs associated with the exit of certain leases.

The Company recorded less than $0.1 million of restructuring expenses in connection with the Restructuring Plan during the one month ended December 31, 2010.

The accelerated vesting of share-based compensation awards is not accounted for as a restructuring liability under the line item “Other accrued liabilities” but is instead recorded under the line item “Additional paid in capital” in the Company’s Consolidated Statement of Financial Condition. Any changes to the estimates in connection with executing the Restructuring Plan will be reflected in the Company’s future results of operations.

During the year ended December 31, 2011, approximately $2.0 million of the restructuring expenses were recorded under the Company’s Performance and Risk operating segment and $1.6 million were recorded under the Company’s Governance operating segment. During the year ended November 30, 2010, approximately $6.7 million of the restructuring expenses were recorded under the Company’s Performance and Risk operating segment and $2.2 million were recorded under the Company’s Governance operating segment.

The table below summarizes the accrual and charges incurred with respect to the Company’s Restructuring Plan that are included in the line items “Other accrued liabilities” in the Company’s Consolidated Statement of Financial Condition as of December 31, 2011 and 2010:

	MSCI Restructuring Plan
(in thousands)	Severance	Lease termination	Total
Accrued Balance, December 31, 2010	$931	$1,291	$2,222
Restructuring costs	649	3,036	3,685
Cash payments	(1,508)	(3,621)	(5,129)
Other	—	(39)	(39)

Accrued Balance, December 31, 2011	$72	$667	$739

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. EARNINGS PER COMMON SHARE

Basic EPS is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 19,754; 209,931; and 519,085, stock options excluded from the calculation of diluted EPS for the years ended December 31, 2011, November 30, 2010 and November 30, 2009, respectively, and 6,534 for the one month ended December 31, 2010, because of their anti-dilutive effect.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	For the Years Ended			One Month Ended
(in thousands, except per share data)	December 31, 2011	November 30, 2010	November 30, 2009	December 31, 2010
Net income	$173,454	$92,170	$81,801	$13,824
Less: Allocations of earnings to unvested restricted stock units(1)	(627)	(742)	(1,246)	(145)

Earnings available to MSCI common shareholders	$172,827	$91,428	$80,555	$13,679

Basic weighted average common stock outstanding	120,717	112,074	100,607	119,943

Basic weighted average common stock outstanding	120,717	112,074	100,607	119,943
Effect of dilutive securities:
Stock options	1,559	1,283	253	1,860

Diluted weighted average common shares outstanding	122,276	113,357	100,860	121,803

Earnings per basic common share	$1.43	$0.82	$0.80	$0.11

Earnings per diluted common share	$1.41	$0.81	$0.80	$0.11

(1)	The restricted stock units participate in all of the earnings of the Company in the computation of basic EPS and, therefore, the restricted stock units are not included as incremental shares in the diluted EPS computation.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SHORT-TERM INVESTMENTS

The fair value and gross unrealized gains and losses of securities available-for-sale as of the dates indicated were as follows:

(in thousands)	Amortized Cost plus Accrued Interest	Gross unrealized gains	Gross unrealized losses	Estimated Fair value
December 31, 2011
Debt securities available-for-sale

U.S. Treasury securities	$135,485	$9	$(2)	$135,492
Tradable certificates of deposit	5,001	—	(3)	4,998

Total	$140,486	$9	$(5)	$140,490

December 31, 2010
Debt securities available-for-sale

U.S. Treasury securities	$66,936	$12	$—	$66,948
Commercial paper	4,251	1	—	4,252
State and municipal securities	1,615	2	—	1,617

Total	$72,802	$15	$—	$72,817

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and their related fair values at December 31, 2011 were as follows:

	Total
(in thousands)	Total Fair Value	Total Unrealized Losses
U.S. Treasury securities	$50,056	$(2)
Tradable certificates of deposit	2,695	(3)

Total	$52,751	$(5)

The Company had no investments with continuous unrealized losses at December 31, 2010.

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

Additionally, management assesses whether it intends to sell or would more-likely-than-not not be required to sell an investment before the expected recovery of the cost basis. Management has asserted that it believes it is more-likely-than-not that it will not be required to sell an investment before recovery of the cost basis.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011 and 2010, no other-than-temporary impairment had been recorded on any of the Company’s investments.

7. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the years ended December 31, 2011 and November 30, 2010 and 2009 was $18.5 million, $15.4 million, and $10.4 million, respectively. Rent expense for the one month ended December 31, 2010 was $1.7 million.

During the year ended December 31, 2011, the Company leased office space in New York, New York at two locations, One Chase Manhattan Plaza and 88 Pine Street, with combined annual base rents of $3.0 million. The lease at One Chase Manhattan Plaza ends in August 2012 and the lease at 88 Pine Street ends in December 2014.

On September 16, 2011, the Company entered into a new lease agreement with 7 World Trade Center, LLC, pursuant to which the Company will rent approximately 126,000 square feet of office space for its new corporate headquarters at 7 World Trade Center, New York, New York (the “Lease”). The lease commenced on February 1, 2012 (the “Commencement Date”) and the Company expects to begin occupying its new corporate headquarters in the 7 World Trade Center offices beginning in the second half of the year ending December 31, 2012.

The Lease is initially scheduled to expire on February 28, 2033, subject to the Company’s option to renew the Lease for an additional ten years after the initial expiration date. The Company also has the option to terminate the Lease early on February 1, 2028, subject to compliance with the terms and conditions of the Lease, including the payment of a termination fee. The aggregate rent over the life of the Lease is approximately $170.1 million plus certain customary expenses. From the Commencement Date through and including January 31, 2018, the day preceding the fifth anniversary of February 1, 2013 (the “Rent Commencement Date”), the annual rent paid will be approximately $7.3 million. Thereafter, the annual rent to be paid increases 10% on each of the fifth, tenth and fifteenth anniversaries of the Rent Commencement Date.

The Company leases facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of December 31, 2011 are as follows:

Amount
Years Ending December 31,	(in thousands)
2012	$20,413
2013	23,493
2014	23,176
2015	18,911
2016	18,089
Thereafter	182,288

Total	$286,370

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 14, 2011, MSCI completed the repricing of the New Credit Facility pursuant to Amendment No. 2 to the New Credit Facility (“Amendment No. 2”). Amendment No. 2 provided for the incurrence of a new senior secured loan (the “2011 Term Loan”) in an aggregate principal amount of $1,125.0 million. The proceeds of the 2011 Term Loan, together with $87.6 million of cash on hand, were used to repay the remaining $1,212.6 million outstanding balance of the 2010 Term Loan in full. The 2011 Term Loan matures in March 2017. Amendment No. 2 decreased the interest rate applicable to the 2011 Term Loan from the London Interbank Offered Rate (“LIBOR”) plus 3.25% (with a leverage-based stepdown) to LIBOR plus 2.75% (with a leverage-based stepdown) and reduced the LIBOR floor applicable to the 2011 Term Loan from 1.50% to 1.00%. Prepayments or amendments of the 2011 Term Loan that constitute a “repricing transaction” (as defined in Amendment No. 2) will be subject to a premium of 1.00% of the 2011 Term Loan if prepaid or amended on or prior to March 14, 2012. Prepayments and repricings made after March 14, 2012 will not be subject to premium or penalty. For unused credit under the Revolving Credit Facility, the Company pays an annual 0.75% non-usage fee. The Company incurred $6.1 million in fees associated with the repricing which are reflected in “other expense (income)” on the Company’s Consolidated Statement of Income for the year ended December 31, 2011.

On December 30, 2011, MSCI made a $35.0 million prepayment on the New Credit Facility, as amended. This prepayment did not constitute a “repricing transaction.”

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

In connection with entering into the New Credit Facility, as amended, the Company capitalized deferred financing fees which are being amortized over four to seven years. The Company amortized $5.8 million of capitalized deferred financing fees associated with the New Credit Facility in interest expense during the year ended December 31, 2011. At December 31, 2011, $24.8 million of the capitalized deferred financing fees remain unamortized, $5.1 million of which is included in “prepaid and other assets” and $19.7 million of which is included in “other non-current assets” on the Company’s Consolidated Statement of Financial Condition.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current maturities of long term debt at December 31, 2011 was $10.3 million, net of a $0.9 million discount. Long term debt, net of current maturities at December 31, 2011 was $1,066.6 million, net of a $3.8 million discount. Approximately $1.1 million of the debt discount associated with the New Credit Facility, as amended, was amortized in interest expense during the year ended December 31, 2011.

Current maturities of long term debt at December 31, 2010 was $54.9 million, net of a $1.1 million discount. Long term debt, net of current maturities at December 31, 2010 was $1,208.0 million, net of a $4.7 million discount.

The fair market value of the Company’s debt obligations were $1,089.7 million and $1,281.3 million at December 31, 2011 and 2010, respectively. The fair market value was estimated based on market bid quotes.

The aggregate amount of all long-term debt principal to be repaid for the years following December 31, 2011, is as follows:

Amount
For the Years Ending December 31,	(in thousands)
2012	$11,250
2013	11,250
2014	11,250
2015	11,250
2016	11,250
Thereafter	1,025,313

Total	$1,081,563

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

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the year ended December 31, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As a result of the repayment of the 2010 Term Loan on March 14, 2011, the Company discontinued prospective hedge accounting on its then-existing interest rate swaps as they no longer met hedge accounting requirements. The Company will continue to report the net loss related to the discontinued cash flow hedges in Other Comprehensive Income and is expected to reclassify this amount into earnings during the contractual term of the swap agreements. On March 22, 2011, the Company terminated its then-existing interest rate swaps and simultaneously entered into new interest rate swaps to hedge its newly issued variable-rate debt. As of December 31, 2011, the Company had two outstanding interest rate swaps with a combined notional principal amount of $419.8 million that were designated as cash flow hedges of interest rate risk.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2.2 million will be reclassified as an increase to interest expense.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Consolidated Statements of Financial Condition:

(In thousands)	Consolidated Statements of Financial Condition Location	As of December 31, 2011	As of December 31, 2010
Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other accrued liabilities	$(2,387)	$(661)

The following table presents the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative (Effective Portion) for the Years Ended			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for the Years Ended			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Years Ended
(In thousands)	December 31, 2011	November 30, 2010	November 30, 2009		December 31, 2011	November 30, 2010	November 30, 2009		December 31, 2011	November 30, 2010	November 30, 2009
Interest Rate Swaps	$(4,506)	$(2,628)	$(5,959)	Interest expense	$(2,062)	$(3,072)	$(4,221)	Interest expense	$35	$(3,088)	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative (Effective Portion) for the One Month Ended	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for One Month Ended	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (IneffectivePortion and Amount Excluded from Effectiveness Testing) for the One Month Ended
(In thousands)	December 31, 2010		December 31, 2010		December 31, 2010
Interest rate swaps	$968	Interest expense	$(143)	Interest expense	$—

Credit-risk-related contingent features. The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2011, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.7 million. As of December 31, 2011, the Company has not posted any collateral related to these agreements. If the Company breaches any of these provisions, it could be required to settle its obligations under the agreements at their termination value.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. FAIR VALUE MEASURES

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash and cash equivalents	$252,211	$225,211	$27,000

Short-term investments:
U.S. Treasury securities	135,492	—	135,492
Tradable certificates of deposit	4,998	—	4,998

Total short-term investments	140,490	—	140,490

Total financial assets	$392,701	$225,211	$167,490

Liabilities:
Interest rate swaps	$2,387	$—	$2,387

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash and cash equivalents	$269,423	$266,519	$2,904

Short-term investments:
U.S. Treasury securities	66,948	—	66,948
Commercial paper	4,252	—	4,252
State and municipal securities	1,617	—	1,617

Total short-term investments	72,817	—	72,817

Total financial assets	$342,240	$266,519	$75,721

Liabilities:
Interest rate swaps	$661	$—	$661

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented. The Company does not hold any financial instruments that would be valued using Level 3 inputs as of the periods presented.

The Company’s cash and cash equivalents consist of demand deposits with financial institutions and U.S. Treasury securities, tradable certificates of deposit, commercial paper and state and municipal securities with maturities of 90 days or less from the date of purchase. The Company’s U.S. Treasury securities, tradable certificates of deposit, commercial paper and state and municipal securities are classified within Level 2, as there is not an active market for these securities, but the market pricing data used to calculate the value of the instruments are derived from similar securities traded in active markets.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s interest rate swaps are classified within Level 2, as they are valued using pricing models that take into account the contract terms as well as multiple observable inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates.

9. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at December 31, 2011 and December 31, 2010 consisted of the following:

	December 31, 2011	December 31, 2010
	(in thousands)
Computer & related equipment	$70,170	$53,240
Furniture & fixtures	4,868	4,689
Leasehold improvements	22,219	20,400
Work-in-process	454	2,302

Subtotal	97,711	80,631
Accumulated depreciation and amortization	(60,088)	(44,908)

Property, equipment and leasehold improvements, net	$37,623	$35,723

Depreciation and amortization expense of property, equipment and leasehold improvements was $19.4 million, $17.4 million and $12.0 million for the years ended December 31, 2011 and November 30, 2010, and 2009, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $1.8 million for the one month ended December 31, 2010.

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill.

The Company carries goodwill as a result of its acquisitions of Barra, RiskMetrics and Measurisk. (See Note 1, “Introduction And Basis Of Presentation,” for further information about MSCI’s accounting policy regarding goodwill.)

Changes in the carrying amount of the Company’s goodwill for the year ended December 31, 2011 was as follows:

Total
Goodwill at December 31, 2010	$1,706,671
Changes to goodwill(1)	1,914

Goodwill at December 31, 2011	$1,708,585

(1)	Resulting from the finalization of the valuation of the acquired RiskMetrics assets and liabilities.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets.

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

Amortization expense related to intangible assets for the years ended December 31, 2011 and November 30, 2010 and 2009, was $65.8 million, $41.6 million and $25.6 million, respectively. Amortization expense related to intangible assets for the one month ended December 31, 2010 was $5.6 million.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of December 31, 2011
Customer relationships	$459,010	$(61,003)	$398,007
Trademarks/trade names	243,440	(49,336)	194,104
Technology/software	191,430	(141,457)	49,973
Proprietary process	3,800	(1,003)	2,797
Non-compete agreements	2,780	(2,780)	—

Total intangible assets	$900,460	$(255,579)	$644,881

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of December 31, 2010
Customer relationships	$461,690	$(32,130)	$429,560
Trademarks/trade names	243,440	(36,456)	206,984
Technology/software	194,317	(125,575)	68,742
Proprietary process	3,800	(369)	3,431
Non-compete agreements	2,780	(1,081)	1,699
Transition agreements	720	(450)	270

Total intangible assets	$906,747	$(196,061)	$710,686

Estimated amortization expense for succeeding years is presented below:

For the Years Ending December 31,	Amortization Expense
(in thousands)
2012	62,959
2013	53,087
2014	52,864
2015	52,787
2016	50,649
Thereafter	372,535

Total	$644,881

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. For the years ended December 31, 2011 and November 30, 2010 and 2009, costs relating to 401(k), pension and post-retirement benefit expenses were $15.9 million, $8.8 million and $7.0 million, respectively, and $0.8 million for the one month ended December 31, 2010. Amounts included in cost of services were $9.8 million, $5.2 million and $4.3 million for the years ended December 31, 2011 and November 30, 2010 and 2009, respectively, and $0.5 million for the one month ended December 31, 2010. Amounts included in selling, general and administrative expense related to these pension and post-retirement expenses for the years ended December 31, 2011 and November 30, 2010 and 2009 were $6.1 million, $3.6 million and $2.7 million, respectively, and $0.3 million for the one month ended December 31, 2010.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions and, in the case of the MSCI 401(k) plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations. Prior to January 1, 2011, RiskMetrics employees participated in the legacy RiskMetrics 401(k) plan (or any other regional defined contribution plan sponsored) and received 401(k) and other defined contribution plan matching contributions. The Company’s expenses associated with the 401(k) plan and other defined contribution plans for the years ended December 31, 2011 and November 30, 2010 and 2009 were $14.0 million, $6.8 million and $5.7 million, respectively, and $0.7 million for the one month ended December 31, 2010.

Net Periodic Benefit Expense. Net periodic benefit expense incurred by the Company related to defined benefit pension plans was $1.9 million, $2.0 million and $1.3 million for the years ended December 31, 2011 and November 30, 2010 and 2009, respectively, and $0.1 million for the one month ended December 31, 2010.

The Company uses a measurement date of December 31 to calculate obligations under its pension and postretirement plans. As of December 31, 2011, the Company carried a $5.1 million net liability on its books related to its future pension obligations. The fair value of the defined benefit plan assets was $19.4 million at December 31, 2011.

12. SHARE-BASED COMPENSATION

MSCI Share-Based Compensation Awards

On November 6, 2007, the Company’s Board of Directors approved the award of founders grants to its employees in the form of restricted stock units and/or options (“Founders Grant Award”). The aggregate value of the grants, which were made on November 14, 2007, was approximately $68.0 million. The restricted stock units and options vested over a four-year period, with 50% vesting on the second anniversary of the grant date and 25% vesting on each of the third and fourth anniversary of the grant date. The options have an exercise price per share of $18.00 and have a term of 10 years, subject to earlier cancellation in certain circumstances. The aggregate value of the options was calculated using the Black-Scholes valuation method consistent with ASC Subtopic 718-10, “Compensation-Stock Compensation.” The final tranche of the Founders Grant Award, representing one-fourth of the total award, vested on November 14, 2011.

On December 16, 2008, the Company, as a component of the 2008 annual bonus, awarded certain of its employees with a grant in the form of restricted stock units (“2008 Bonus Award”). The aggregate value of the grants was approximately $9.5 million of restricted stock units. The restricted stock units vest one-third per year

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over a three year period. Approximately $4.2 million of this grant was awarded to retirement-eligible employees under the award terms. Based on interpretive guidance related to ASC Subtopic 718-10, the Company accrues the estimated cost of these awards over the course of the fiscal year in which the award is earned. As such, the Company accrued the estimated cost of the 2008 Bonus Award related to retirement-eligible employees over the 2008 fiscal year. The final tranche of the 2008 Bonus Award vested on January 9, 2012.

On December 16, 2009, the Company, as a component of the 2009 annual bonus, awarded certain of its employees with a grant in the form of restricted stock units (“2009 Bonus Award”). The aggregate value of the grants was approximately $13.2 million of restricted stock units. The restricted stock units vest over a three year period, with one-third vesting on December 20, 2010, December 19, 2011 and December 17, 2012, respectively. Approximately $5.1 million of this grant was awarded to retirement-eligible employees under the award terms. The Company accrued the estimated cost of the 2009 Bonus Award granted to retirement-eligible employees over the 2009 fiscal year. The final tranche of the 2009 Bonus Award will vest on December 17, 2012.

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

On June 1, 2010, the Company awarded certain of its employees with a grant in the form of restricted stock units (“Performance Award”). The Performance Award will performance-vest based upon the Company achieving specific performance targets over a measurement period ending on December 31, 2012 and time-vest over a 31 month period, with one-half time-vested on December 1, 2011 and one-half time-vesting on December 31, 2012. The aggregate value of the grants was approximately $15.9 million.

On December 10, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of a special one-time price and time vested stock option award to the Company’s Chief Executive Officer (“2010 CEO Award”). The award was valued using a Monte Carlo simulation based on the closing price of the Company’s Common Stock at the close of business on December 13, 2010. The CEO Award time-vests over a five year period, with approximately 25% of the award vesting on each of the second, third, fourth and fifth anniversaries of the grant and is subject to certain market performance .

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

In February 2012, the Company, as a component of the 2011 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units (“2011 Bonus Award”). The total number of units granted was 632,572. The aggregate value of the grants was approximately $21.2 million. Approximately $6.7 million was awarded to retirement eligible employees under the award terms which had been expensed in the year ended December 31, 2011.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Performance Award and the 2010 CEO Award, all or a portion of the award may be cancelled in certain limited situations, including termination for cause, if employment is terminated before the end of the relevant restriction period. For the remainder of the awards granted by the Company, all or a portion of the award may be cancelled if employment is terminated for certain reasons before the end of the relevant restriction period for non-retirement-eligible employees.

During the year ended December 31, 2011, the Company awarded 7,840 shares of Common Stock and 21,259 restricted stock units to directors who were not employees of the Company during the period.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of Common Stock held in treasury or newly issued shares.

The components of share-based compensation expense related to the awards to Company employees and directors who are not employees of the Company of restricted stock units and restricted stock awards (representing shares of Common Stock) and options to purchase shares of Common Stock, as applicable, are presented below (in thousands):

	For the Years Ended			One Month Ended
	December 31, 2011	November 30, 2010	November 30, 2009	December 31, 2010
Deferred stock	$27,067	$24,632	$28,987	$2,080
Stock options	4,682	7,653	6,174	752

Total	$31,749	$32,285	$35,161	$2,832

The amount of this expense included in cost of services for the years ended December 31, 2011 and November 30, 2010 and 2009 was $12.4 million, $12.0 million and $12.2 million, respectively, and $1.4 million for the one month ended December 31, 2010. The amount of this expense included in selling, general and administrative expense for the years ended December 31, 2011 and November 30, 2010 and 2009 was $19.3 million, $17.3 million and $23.0 million, respectively, and $1.4 million for the one month ended December 31, 2010. The amount of this expense included in restructuring expense was less than $0.1 million for the year ended December 31, 2011 and was $3.0 million for the year ended November 30, 2010.

The tax benefits for share-based compensation expense related to deferred stock and stock options granted to Company employees and to directors who are not employees of the Company were $7.3 million, $8.5 million and $6.9 million for the year ended December 31, 2011 and November 30, 2010 and 2009, respectively. The tax benefits for share-based compensation expense related to deferred stock and stock options granted to Company employees and to directors who are not employees of the Company were $0.3 million for the one month ended December 31, 2010.

As of December 31, 2011, approximately $16.9 million of compensation cost related to MSCI unvested share-based awards granted to the Company’s employees and to directors who are not employees of the Company had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will be recognized primarily over the next one to three years.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of Common Stock. As of December 31, 2011, approximately 10.7 million shares of Common Stock were available for future grant under these plans.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth activity concerning the Company’s vested and unvested deferred stock awards applicable to its employees (share data in thousands):

For the Periods Ended December 31, 2011 and 2010	Number of Shares	Weighted Average Grant Date Fair Value
Vested and unvested deferred stock awards at November 30, 2010	1,882	$24.38
Granted	514	$36.70
Conversion to common stock	(125)	$33.34
Canceled	—	$30.16

Vested and unvested deferred stock awards at December 31, 2010	2,271	$26.68
Granted	81	$34.47
Conversion to common stock	(1,032)	$22.54
Canceled	(74)	$29.78

Vested and unvested deferred stock awards at December 31, 2011(1)	1,246	$30.42

(1)	As of December 31, 2011, approximately 1,223 restricted stock units and restricted stock awards, with a weighted average price of $30.34, were vested or expected to vest.

The total fair value of restricted stock units and restricted stock awards held by the Company’s employees converted to MSCI common stock during the year ended December 31, 2011 and November 30, 2010 and 2009 was $35.2 million, $34.3 million and $45.3 million, respectively, and $4.7 million for the one month ended December 31, 2010.

The following table sets forth activity concerning the Company’s unvested deferred stock awards related to its employees (share data in thousands):

For the Periods Ended December 31, 2011 and 2010	Number of Shares	Weighted Average Grant Date Fair Value
Unvested deferred stock awards at November 30, 2010(1)	1,549	$24.48
Granted	332	$36.70
Vested	(74)	$33.15
Canceled	—	$30.16

Unvested deferred stock awards at December 31, 2010	1,807	$24.38
Granted	81	$34.47
Vested	(865)	$21.84
Canceled	(74)	$29.78

Unvested deferred stock awards at December 31, 2011	949	$30.90

Unvested deferred stock awards expected to vest	926	$30.80

(1)	Unvested deferred stock awards represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligibility requirements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Awards. On December 10, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of a special one-time price and time vested stock option award of 208,175 units to the Company’s Chief Executive Officer (“2010 CEO Award”). The award was valued using a Monte Carlo simulation based on the closing price of the Company’s Common Stock at the close of business on December 13, 2010. The CEO Award time-vests over a five year period, with approximately 25% of the award vesting on each of the second, third, fourth and fifth anniversaries of the grant, and is subject to certain market performance. No MSCI stock options were issued during the year ended December 31, 2011. The weighted average fair value of MSCI stock options issued by the Company in the one month ended December 31, 2010 was $17.08, utilizing the following assumptions:

Assumptions
Weighted-average fair value of grants per share	$17.08
Risk free interest rate	3.26%
Expected stock price volatility	36.31%
Expected dividend yield	—

The expected stock price volatility assumption was determined using the historical volatility of the Company and its peers. Because the Company did not have sufficient share price history to calculate the historical volatility of MSCI Common Stock, the Company believes that the combination of its own and its peers’ historical volatility is the most reliable data for the purposes of estimating the expected volatility.

The following table sets forth activity concerning MSCI stock options granted to the Company’s employees for the year ended December 31, 2011 and for the one month ended December 31, 2010 (option data and dollar values in thousands, except exercise price):

For the Periods Ended December 31, 2011 and 2010	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregated Intrinsic Value
Options outstanding at November 30, 2010	4,557	$17.54	6.47	N/A
Granted or assumed	208	$36.70	N/A	N/A
Forfeited	(49)	$21.78	N/A	N/A
Conversion to common stock	(5)	$24.77	N/A	N/A

Options outstanding at December 31, 2010	4,711	$18.33	5.82	N/A
Granted or assumed	—	$—	N/A	N/A
Forfeited	(180)	$21.23	N/A	N/A
Conversion to common stock	(1,006)	$16.33	N/A	N/A

Options outstanding at December 31, 2011	3,525	$18.76	5.63	$50,748

Options exercisable at December 31, 2011	3,022	$17.27	5.20	$47,322

Options vested or expected to vest	3,502	$18.73	5.62	$50,507

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information relating to the Company’s outstanding stock options as of December 31, 2011 (number of options outstanding and aggregate intrinsic value data in thousands):

At December 31, 2011	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Aggregate Intrinsic Value
$2.76 to $16.48	905	$10.20	4.49	$20,574
$18.00	1,282	$18.00	5.41	$19,140
$20.45 to $25.64	1,130	$23.16	6.18	$11,034
$36.70	208	$36.70	8.95	$—

Total	3,525			$50,748

The following table presents information relating to the Company’s exercisable stock options as of December 31, 2011 (number of options outstanding and aggregate intrinsic value data in thousands):

At December 31, 2011	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Aggregate Intrinsic Value
$2.76 to $16.48	779	$9.22	4.06	$18,470
$18.00	1,282	$18.00	5.41	$19,140
$20.45 to $25.64	961	$22.83	5.86	$9,712
$36.70	—	$36.70	8.95	$—

Total	3,022			$47,322

The intrinsic value of the stock options exercised by the Company’s employees during the years ended December 31, 2011 and November 30, 2010 and 2009 was $19.4 million, $17.4 and $0.6 million, respectively, and $0.1 million for the one month ended December 31, 2010.

Morgan Stanley Share-based Compensation Awards

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

No expense related to Morgan Stanley shared-based compensation awards was recognized in either cost of services or selling, general and administrative expense in the years ended December 31, 2011 and November 30, 2010 and for the one month ended December 31, 2010. During the year ended November 30, 2009, the Company recognized $0.6 million of expense associated with Morgan Stanley deferred stock awards granted to employees of the Company and $0.1 million of expense associated with Morgan Stanley stock options granted to employees of the Company. The amount of expense included in cost of services in the year ended November 30, 2009 was $0.1 million and in selling, general and administrative expense was $0.6 million.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No Morgan Stanley stock options were exercised by the Company’s employees during the years ended December 31, 2011, November 30, 2010 or 2009 or during the one month ended December 31, 2010.

13. INCOME TAXES

The provision for income taxes (benefits) consisted of (in thousands):

	For the Years Ended			For the One Month Ended
	December 31, 2011	November 30, 2010	November 30, 2009	December 31, 2010
Current
U.S. federal	$53,041	$36,386	$45,957	$1,487
U.S. state and local	12,573	9,452	10,714	931
Non U.S.	18,720	14,557	7,587	1,462

	84,334	60,395	64,258	3,880

Deferred
U.S. federal	12,412	4,091	(12,940)	2,864
U.S. state and local	(2,643)	(1,954)	(919)	235
Non U.S.	(4,144)	(1,211)	(479)	(247)

	5,625	926	(14,338)	2,852

Provision for income taxes	$89,959	$61,321	$49,920	$6,732

The following table reconciles the provision to the U.S. federal statutory income tax rate:

	For the Years Ended			For the One Month Ended
	December 31, 2011	November 30, 2010	November 30, 2009	December 31, 2010
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%	35.00%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.45%	3.13%	3.63%	3.63%
Change in tax rates applicable to non-U.S. earnings	(3.33%)	0.33%	(0.64%)	(1.05%)
Domestic tax credits	(0.95%)	—%	(0.96%)	(4.55%)
Other	0.98%	1.49%	0.87%	(0.28%)

Effective income tax rate	34.15%	39.95%	37.90%	32.75%

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and December 31, 2010, were as follows (in thousands):

	As of
	December 31, 2011	December 31, 2010
Deferred tax assets:
Employee compensation and benefit plans	$26,895	$26,356
Property, equipment and leasehold improvements, net	2,044	4,458
State taxes	2,192	2,192
Interest rate swap	1,215	258
Foreign currency translation	1,663	(48)
Pension	171	129
Unearned revenue	1,445	1,843
NOL carryforward – current	466	22,917
NOL carryforward – non-current	3,198	10,098
Other	5,969	5,131

Subtotal	45,258	73,334
Less: valuation allowance	(779)	(1,065)

Total deferred tax assets	$44,479	$72,269

Deferred tax liabilities:
Intangible assets	$(242,500)	$(265,987)
Other	(1,483)	(2,904)

Total deferred tax liabilities	$(243,983)	$(268,891)

Net deferred tax liabilities	$(199,504)	$(196,622)

Net current deferred tax asset	$40,952	$57,525
Net non-current deferred tax liabilities	(240,456)	(254,147)

Net deferred tax liabilities	$(199,504)	$(196,622)

Cumulative earnings attributable to foreign subsidiaries were approximately $121.1 million, $48.6 million and $25.1 million for the years ended December 31, 2011 and November 30, 2010 and 2009, respectively, and $49.9 million for the one month ended December 31, 2010. No provisions for income tax that could occur upon repatriation have been recorded on these earnings. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

The Company changed its intention to now permanently reinvest the undistributed earnings of MSCI Ltd. (except for the entities directly held by MSCI Ltd.), RiskMetrics (UK) Ltd., and RiskMetrics (Singapore) Pte Ltd. during the year ended December 31, 2011. With this change, the Company intends to permanently reinvest the undistributed earnings of all foreign operations indefinitely except for any entities that are branches of U.S. companies or check-the-box entities that have elected to be treated as disregarded entities for U.S. tax purposes and are held directly by a U.S. company or MSCI Ltd. As a result of this change, the Company no longer accrues for the U.S. taxes that would be recognized upon repatriation of these earnings.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2011, November 30, 2010 and 2009 and for the one month ended December 31, 2010:

Gross unrecognized tax benefits	Year Ended December 31, 2011	Year Ended November 30, 2010	Year Ended November 30, 2009	One Month Ended December 31, 2010
(amounts in thousands)
Beginning balance	$13,392	$10,974	$2,625	$13,089
Increases based on tax positions related to the current period	—	1,516	466	154
Increases based on tax positions related to prior periods(1)	1,061	3,773	8,796	160
Decreases based on tax positions related to prior periods	(1,132)	(317)	(349)	(11)
Increases/ (Decreases) related to settlements with taxing authorities	(153)	(887)	(564)	—
Increases/(Decreases) related to a lapse of applicable statute of limitations	—	(1,970)	—	—

Ending balance	$13,168	$13,089	$10,974	$13,392

(1)	Includes $3.8 million assumed upon the acquisition of RiskMetrics on June 1, 2010.

The total amount of unrecognized tax benefits was approximately $10.6 million, net of federal benefit of state issues, competent authority and foreign tax credit offsets, as of December 31, 2011, which, if recognized, would favorably affect the effective tax rate in future periods. The Company recognizes the accrual of interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes in the Consolidated Statements of Income. For the year ended December 31, 2011, the Company recognized $0.6 million of interest in the Consolidated Statement of Income. No penalties were recognized in the Consolidated Statement of Income for the year ended December 31, 2011.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is under examination by the Internal Revenue Service (“the IRS”) and other tax authorities in certain countries, such as Japan, India and the United Kingdom, and states in which the Company has significant business operations, such as New York and California. The tax years currently under examination vary by jurisdiction.

Subsequent to the tax year ended November 30, 2010, Morgan Stanley reached a preliminary settlement with the New York State and New York City tax authorities on issues relating to years 2002 -2006. However, no additional assessments have yet been issued. The Company expects to settle during the year ended December 31, 2012 and to indemnify Morgan Stanley for any additional assessments deemed to be due in accordance with the Tax Sharing Agreement.

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

Tax Jurisdiction	Open Tax Years
United States	2005 – 2010
California	2008 – 2010
New York State	2007 – 2010
New York City	2005 – 2010
Hong Kong	2004 – 2010
United Kingdom	2010
Canada	2005 – 2010
Japan	2009 – 2010
India	2008 – 2011

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues and expenses directly associated with each respective segment are included in determining its operating results. Other expenses that are not directly attributable to a particular segment are allocated based upon allocation methodologies, including time studies, headcount, net revenues and other relevant usage measures.

The CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for MSCI as a whole.

The following table presents MSCI’s operating segments’ results for the years ended December 31, 2011 and November 30, 2010 and 2009 and for the one month ended December 31, 2010:

	Years Ended			One Month Ended
(in thousands)	December 31, 2011	November 30, 2010	November 30, 2009	December 31, 2010
Operating revenues
Performance and Risk	$781,355	$604,307	$442,948	$61,841
Governance	119,586	58,594	—	10,683

Consolidated	$900,941	$662,901	$442,948	$72,524

Amortization of intangible assets and depreciation and amortization of property, equipment and leasehold improvements
Performance and Risk	$67,558	$51,028	$37,511	$6,038
Governance	17,672	7,984	—	1,324

Consolidated	$85,230	$59,012	$37,511	$7,362

Operating income
Performance and Risk	$310,504	$200,369	$150,992	$24,601
Governance	11,494	5,754	—	2,068

Consolidated	$321,998	$206,123	$150,992	$26,669

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area:

	For the Years Ended			One Month Ended
	December 31, 2011	November 30, 2010	November 30, 2009	December 31, 2010
Americas:
United States	$457,591	$329,773	$212,763	$37,882
Other	32,188	23,546	14,425	2,583

Total Americas	489,779	353,319	227,188	40,465

Europe, the Middle East and Africa (“EMEA”):
United Kingdom	106,648	86,136	56,232	8,950
Other	180,600	128,934	83,922	13,917

Total EMEA	287,248	215,070	140,154	22,867

Asia & Australia:
Japan	58,023	46,872	41,805	4,358
Other	65,891	47,640	33,801	4,834

Total Asia & Australia	123,914	94,512	75,606	9,192

Total	$900,941	$662,901	$442,948	$72,524

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	December 31, 2011	December 31, 2010
Americas:
United States	$2,369,997	$2,430,287
Other	5,145	3,229

Total Americas	2,375,142	2,433,516

EMEA:
United Kingdom	5,107	5,520
Other	5,617	7,756

Total EMEA	10,724	13,276

Asia & Australia:
Japan	364	448
Other	4,859	5,840

Total Asia & Australia	5,223	6,288

Total	$2,391,089	$2,453,080

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. QUARTERLY RESULTS OF OPERATIONS (unaudited):

	2011				2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter(1)	Second Quarter(1)	Third Quarter(1)(2)	Fourth Quarter(1)
	(in thousands)				(in thousands)
Operating revenues	$223,298	$226,483	$225,026	$226,134	$121,680	$125,170	$202,733	$213,318

Cost of services	70,218	68,840	68,968	69,121	29,291	30,463	69,741	69,131
Selling, general and administrative	51,418	53,321	53,724	54,509	37,461	40,177	63,306	49,300
Restructuring	4,431	40	(1,002)	125	—	—	6,953	1,943
Amortization of intangible assets	16,692	16,423	16,422	16,268	4,278	4,277	16,350	16,694
Depreciation and amortization of property, equipment and leasehold improvements	5,110	5,168	4,669	4,478	3,393	3,556	4,934	5,530

Total operating expenses	147,869	143,792	142,781	144,501	74,423	78,473	161,284	142,598

Operating income	75,429	82,691	82,245	81,633	47,257	46,697	41,449	70,720
Interest income	(143)	(186)	(184)	(335)	(408)	(343)	(114)	(128)
Interest expense	16,587	12,852	13,113	13,267	4,436	8,991	20,415	17,495
Other expense (income)	5,641	383	(983)	(1,427)	(608)	98	524	2,274

Other expense (income), net	22,085	13,049	11,946	11,505	3,420	8,746	20,825	19,641

Income before provision for income taxes	53,344	69,642	70,299	70,128	43,837	37,951	20,624	51,079
Provision for income taxes	19,823	23,982	20,512	25,642	16,319	13,884	10,305	20,813

Net income	$33,521	$45,660	$49,787	$44,486	$27,518	$24,067	$10,319	$30,266

Earnings per basic common share	$0.28	$0.38	$0.41	$0.37	$0.26	$0.23	$0.09	$0.25

Earnings per diluted common share	$0.27	$0.37	$0.40	$0.36	$0.26	$0.22	$0.08	$0.25

Weighted average shares outstanding used in computing per share data
Basic	120,282	120,592	120,831	121,146	105,235	105,345	118,339	119,309

Diluted	122,013	122,235	122,303	122,536	105,844	106,003	120,341	121,172

(1)

Financial information for the three months ended March 31, June 30, September 30 and December 31, 2010 has not been included in this Form 10-K for the following reasons: (i)(a) the three months ended February 28, May 31, August 31 and November 30, 2010 provide a meaningful comparison for the three months ended March 31, June 30, September 30 and December 31, 2011, respectively; (ii) there are no significant factors, seasonal or other, that would materially impact the comparability of information if the results for the three months ended March 31, June 30, September 30, and December 31 2010 were presented

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in lieu of results for the three months ended February 28, May 31, August 31, and November 30, 2010, respectively; and (iii) it was not practicable or cost justified to prepare this information.
(2)	The Company included the results of RiskMetrics and Measurisk as of the June 1, 2010 and July 30, 2010 acquisition dates, respectively.

16. TRANSITION PERIOD FINANCIAL INFORMATION

The table below presents certain audited financial information for the one month ended December 31, 2010 and certain unaudited financial information for the one month ended December 31, 2009:

	One Month Ended December 31,
	2010	2009 (unaudited)
(amounts in thousands, except per share data)
Operating revenues	$72,524	$40,487

Operating income	$26,669	$16,540

Provision for income taxes	$6,732	$5,651

Net income	$13,824	$9,259

Earnings per basic common share	$0.11	$0.09

Earnings per diluted common share	$0.11	$0.09

17. SUBSEQUENT EVENTS

Management of the Company evaluated subsequent events from January 1, 2012 through the issuance date of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 28, 2010 among MSCI Inc., RiskMetrics Group, Inc. and Crossway Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33812), filed with the SEC on March 1, 2010 and incorporated by reference herein)

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

3.2	Amended and Restated By-laws (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

4.1	Form of Senior Debt Indenture (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-159311), filed with the SEC on May 18, 2009 and incorporated by reference herein)

4.2	Form of Subordinated Debt Indenture (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-159311) filed with the SEC on May 18, 2009 and incorporated by reference herein)

10.1#†	Index License Agreement for Funds, dated as of March 18, 2000, between Morgan Stanley Capital International and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit replaces the exhibit originally filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007.

10.2#†	Amendment to Index License Agreement for Funds between Morgan Stanley Capital International and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit replaces the exhibit originally filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007.

10.3†	Letter Agreement to Amend MSCI-BGI Fund Index License Agreement, dated as of June 21, 2001, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit originally filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended
(File No. 333-144975), filed with the SEC on September 26, 2007 has been replaced by Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the period ended November 30, 2010 (File No. 001-3382), filed with the SEC on January 31, 2011 and incorporated by reference herein.

10.4†	Addendum to the Index License Agreement for Funds, dated as of September 18, 2002, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.5†	Amendment to the Index License Agreement for Funds, dated as of December 3, 2004, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on October 26, 2007 and incorporated by reference herein)

10.6†	Amendment to the Index License Agreement for Funds, dated as of May 1, 2005, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

Exhibit Number	Description

10.7†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2006, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), with the SEC on October 26, 2007 and incorporated by reference herein)

10.8†	Amendment to Index License Agreement for Funds, dated as of June 5, 2007, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit originally filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended
(File No. 333-144975), filed with the SEC on September 26, 2007 has been replaced by Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended November 30, 2010
(File No. 001-3382), filed with the SEC on January 31, 2011 and incorporated by reference herein.

10.9#	Amendment to Index License Agreement for Funds, dated as of November 7, 2008, between MSCI Inc. and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit replaces the exhibit originally filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No.
001-33812), filed with the SEC on January 29, 2009.

10.10†	Amendment to Index License Agreement for Funds, dated as of December 8, 2009, between MSCI Inc. and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit originally filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 001-33812), filed with the SEC on January 29, 2010 has been replaced by Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2010 (File No. 001-33812), filed with the SEC on July 2, 2010 and incorporated by reference herein.

10.11	Amendment to Index License Agreement for Funds, dated as of April 1, 2009, between MSCI Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 001-33812), filed with the SEC on January 29, 2010 and incorporated by reference herein)

10.12†	Amendment to Index License Agreement for Funds, dated as of May 21, 2009, between MSCI Inc. and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit originally filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 001-33812), filed with the SEC on January 29, 2010 has been replaced by Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2010 (File No. 001-33812), filed with the SEC on July 2, 2010 and incorporated by reference herein.

10.13	Amendment to Index License Agreement for Funds, dated as of September 30, 2009, between MSCI Inc. and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit originally filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 001-33812), filed with the SEC on January 29, 2010 has been replaced by Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2010 (File No. 001-33812), filed with the SEC on July 2, 2010 and incorporated by reference herein.

10.14	Amendment to Index License Agreement for Funds, dated as of October 6, 2009, between MSCI Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 001-33812), filed with the SEC on January 29, 2010 and incorporated by reference herein).

Exhibit Number	Description

10.15#†	Amendment to Index License Agreement for Funds, dated as of October 27, 2009, between MSCI Inc. and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit replaces the exhibit originally filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009
(File No. 001-33812), filed with the SEC on January 29, 2010.

10.16	Trademark License Agreement, dated as of March 18, 2002, between Morgan Stanley Dean Witter & Co. and Morgan Stanley Capital International Inc. (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.17	Amendment No. 1 to Trademark License Agreement, dated July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.18	Intellectual Property Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.19	Amendment No. 1 to Intellectual Property Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.20	Services Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.21	Amendment No. 1 to Services Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.22	Letter Agreement to Services Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 22, 2009 and incorporated by reference herein)

10.23	Tax Sharing Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.24	Shareholder Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.25	Amended and Restated Shareholder Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

Exhibit Number	Description

10.26	Credit Agreement, dated as of June 1, 2010 among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley & Co. Incorporated, as Collateral Agent, Morgan Stanley Senior Funding, Inc., as Swing Line Lender and L/C Issuer and the other lenders party thereto (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K
(File No. 001-33812), filed with the SEC on June 7, 2010 and incorporated by reference herein), as amended by Amendments No. 1 and 2 thereto, dated as of February 4, 2011 and March 14, 2011, respectively, each among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley & Co. Incorporated, as Collateral Agent, Morgan Stanley Senior Funding, Inc., as Swing Line Lender and L/C Issuer and the other lenders party thereto (filed as Exhibits 2.1 and 2.2 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on March 18, 2011 and incorporated by reference herein)

10.27	Asset Purchase Agreement, dated July 22, 2008, between MSCI Inc. and Morgan Stanley (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.28	Separation Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 22, 2009 and incorporated by reference herein)

10.29	Employee Matters Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 22, 2009 and incorporated by reference herein)

10.30*	MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (filed as Annex B to the Company’s Definitive Proxy Statement filed with the SEC on February 28, 2008
(File No. 001-33812) and incorporated by reference herein)

10.31*	MSCI Independent Directors’ Equity Compensation Plan (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein) as amended and restated by Exhibit 10.39 filed herewith

10.32*	MSCI Inc. Performance Formula and Incentive Plan (filed as Annex C to the Company’s Definitive Proxy Statement filed with the SEC on February 28, 2008 (File No. 001-33812) and incorporated by reference herein)

10.33*	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificates for Stock Units (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.34*	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificates for Stock Units for Named Executive Officers (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.35*	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.36*	MSCI Independent Directors’ Equity Incentive Compensation Plan 2007 Award Certificate for Stock Units (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

Exhibit Number	Description

10.37*	Summary of Relocation and Expatriate Benefits for C.D. Baer Pettit (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on November 6, 2007 and incorporated by reference herein)

10.38*	MSCI Equity Incentive Compensation Plan Form of Award Certificate for Stock Units for Executive Officers and the General Counsel (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 001-33812), filed with the SEC on January 29, 2009 and incorporated by reference herein)

10.39*	MSCI Independent Directors’ Equity Compensation Plan as amended and restated on January 12, 2011

10.40*	RiskMetrics Group, Inc. 2000 Stock Option Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-165888), filed with the SEC on June 3, 2010 and incorporated by reference herein)

10.41*	RiskMetrics Group, Inc. 2004 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-165888), filed with the SEC on June 3, 2010 and incorporated by reference herein)

10.42*	Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan (filed as Exhibit 99.3 on Form S-8 (File No. 333-165888), filed with the SEC on June 3, 2010 and incorporated by reference herein)

10.43*	RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (originally filed as Exhibit 99.4 on Form S-8 (File No. 333-165888), filed with the SEC on June 3, 2010) and been replaced by Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 001-33812), filed with the SEC on August 5, 2011 and incorporated by reference herein)

10.44*

Form of Performance Award for Restricted Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010
(File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.45

Form of Performance Award for Restricted Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan (filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010
(File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.46

Form of Award Agreement for Restricted Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010
(File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.47*

Form of Award Agreement for Restricted Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010
(File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.48

Form of Award Agreement for Restricted Stock Units for Employees under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.49*

Form of Award Agreement for Restricted Stock Units for Named Executive Officers under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010
(File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

Exhibit Number	Description

10.50

Form of Performance Award Agreement for Performance Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010
(File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.51*

Form of Performance Award Agreement for Performance Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.52	Form of Performance Award Agreement for Performance Stock Units for Employees under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010
(File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.53*	Form of Performance Award Agreement for Performance Stock Units for Named Executive Officers under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.54*	Form of Award Agreement for 2010 Price Vested Stock Option Award for the Chief Executive Officer under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.55	Datafeed License Agreement, dated October 27, 2003, between ISS and ADP Investor Communications Services, Inc. (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2010 (File No. 001-33812), filed with the SEC on July 2, 2010 and incorporated by reference herein)

10.56	First Amendment to Datafeed License Agreement, dated as of January 3, 2005, between ISS and ADP Investor Communications Services, Inc. (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2010 (File No. 001-33812) filed with the SEC on July 2, 2010 and incorporated by reference herein)

10.57†	Amendment to Index License Agreement for Funds, dated as of December 15, 2009, between MSCI Inc. and Blackrock Institutional Trust Company, N.A. (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the period ended November 30, 2010
(File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.58#	Amendment to Index License Agreement for Funds, dated as of June 13, 2011, between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (This exhibit replaces the exhibit originally filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the period ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011)

10.59	Amendment to Index License Agreement for Funds, dated as of May 20, 2010 (filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the period ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

Exhibit Number	Description

10.60†	Schedule No. 11043 to the Master Index License Agreement for Index Based Funds between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.), dated as of September 1, 2010 (filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the period ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.61#†	Amendment to the Index License Agreement for Funds, dated as of November 19, 2010 between MSCI Inc. and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit replaces the exhibit originally filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the period ended November 30, 2010
(File No. 001-33812), filed with the SEC on January 31, 2011.

10.62#	Amendment to the Index License Agreement for Funds, dated as of June 21, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)

10.63#††	Amendment to the Index License Agreement for Funds, dated as of July 1, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

10.64#††	Amendment to the Index License Agreement for Funds, dated as of August 23, 2011, by and between MSCI Inc. and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

10.65#	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)

10.66#††	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

10.67#	Amendment to the Index License Agreement for Funds, dated as of December 16, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International, Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

10.68	Agreement of Lease dated September 16, 2011, by and between 7 World Trade Center, LLC and MSCI Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on September 22, 2011 and incorporated by reference herein)

10.69*	Director Deferral Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 001-33812), filed with the SEC on August 5, 2011 and incorporated by reference herein)

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Deloitte & Touche LLP

24.1#	Powers of Attorney (included as part of Signature Page)

31.1#	Rule 13a-14(a) Certification of Chief Executive Officer

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

#	Filed herewith.
*	Indicates a management compensation plan, contract or arrangement.
**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
†	Confidential treatment has been granted for a portion of this exhibit.
††	Confidential treatment requested.