Form 10-Q
period 2012-03-31
MSCI Inc.
filed 2012-05-04
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33812

MSCI INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4038723
(State of Incorporation)	(I.R.S. Employer Identification Number)

One Chase Manhattan Plaza, 44th Floor, New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 30, 2012, there were 121,546,233 shares of the Registrant’s class A common stock, $0.01 par value, outstanding and no shares of Registrant’s class B common stock, $0.01 par value, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	As of
	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$266,022	$252,211
Short-term investments	194,157	140,490
Trade receivables (net of allowances of $767 and $857 as of March 31, 2012 and December 31, 2011, respectively)	172,181	180,566
Deferred taxes	40,039	40,952
Prepaid taxes	16,741	38,022
Prepaid and other assets	23,992	25,702

Total current assets	713,132	677,943
Property, equipment and leasehold improvements (net of accumulated depreciation of $65,682 and $60,088 at March 31, 2012 and December 31, 2011, respectively)	39,710	37,623
Goodwill	1,708,585	1,708,585
Intangible assets (net of accumulated amortization of $268,758 and $255,579 at March 31, 2012 and December 31, 2011, respectively)	628,922	644,881
Other non-current assets	22,698	23,964

Total assets	$3,113,047	$3,092,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166	$239
Accrued compensation and related benefits	32,194	107, 506
Other accrued liabilities	48,439	45,504
Current maturities of long term debt	10,342	10,339
Deferred revenue	330,050	289,217

Total current liabilities	421,191	452,805
Long term debt, net of current maturities	1,063,962	1,066,548
Deferred taxes	235,429	240,456
Other non-current liabilities	27,861	27,755

Total liabilities	1,748,443	1,787,564

Commitments and Contingencies (see Note 8)

Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 500,000,000 class A shares and 250,000,000 class B shares authorized; 123,073,966 and 122,713,226 class A shares issued and 121,502,892 and 121,212,191 class A shares outstanding at March 31, 2012 and December 31, 2011, respectively; no class B shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	1,231	1,227
Treasury shares, at cost (1,571,074 and 1,501,035 shares at March 31, 2012 and December 31, 2011, respectively)	(52,136)	(49,827)
Additional paid in capital	1,011,036	995,665
Retained earnings	407,427	363,461
Accumulated other comprehensive income (loss)	(2,954)	(5,094)

Total shareholders’ equity	1,364,604	1,305,432

Total liabilities and shareholders’ equity	$3,113,047	$3,092,996

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended
	March 31, 2012	March 31, 2011
	(unaudited)
Operating revenues	$229,052	$223,298

Cost of services	72,291	70,218
Selling, general and administrative	55,436	51,418
Restructuring	(29)	4,431
Amortization of intangible assets	15,959	16,692
Depreciation and amortization of property, equipment and leasehold improvements	4,416	5,110

Total operating expenses	148,073	147,869

Operating income	80,979	75,429

Interest income	(223)	(143)
Interest expense	12,355	16,587
Other expense	608	5,641

Other expense (income), net	12,740	22,085

Income before provision for income taxes	68,239	53,344
Provision for income taxes	24,273	19,823

Net income	$43,966	$33,521

Earnings per basic common share	$0.36	$0.28

Earnings per diluted common share	$0.35	$0.27

Weighted average shares outstanding used in computing earnings per share
Basic	121,754	120,282

Diluted	123,113	122,013

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
	(unaudited)
Net income	$43,966	$33,521
Other comprehensive income (loss):
Foreign currency translation adjustments	3,529	1,873
Income tax effect	(1,390)	(732)

Foreign currency translation adjustments, net	2,139	1,141

Unrealized gains (losses) on cash flow hedges	28	(8)
Income tax effect	(33)	3

Unrealized gains (losses) on cash flow hedges, net	(5)	(5)

Unrealized losses on available-for-sale securities	(9)	—
Income tax effect	3	—

Unrealized losses on available-for-sale securities, net	(6)	—

Pension and other post-retirement adjustments	17	(4)
Income tax effect	(5)	—

Pension and other post-retirement adjustments, net	12	(4)

Other comprehensive income, net of tax	2,140	1,132

Comprehensive income	$46,106	$34,653

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
	(unaudited)
Cash flows from operating activities
Net income	$43,966	$33,521
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	15,959	16,692
Share-based expense	5,843	8,454
Depreciation and amortization of property, equipment and leasehold improvements	4,416	5,110
Amortization of debt origination fees	1,268	1,847
Deferred taxes	(5,687)	12,063
Amortization of discount on long term debt	229	340
Excess tax benefits from share-based compensation	(1,262)	(2,577)
Other non-cash adjustments	(74)	1,131
Changes in assets and liabilities, net of assets and liabilities acquired:
Trade receivables	8,574	(46,949)
Prepaid income taxes	22,596	(6,857)
Prepaid and other assets	1,761	(1,475)
Accounts payable	(70)	271
Deferred revenue	40,951	14,344
Accrued compensation and related benefits	(71,230)	(61,747)
Other accrued liabilities	1,392	1,035
Other	875	(1,081)

Net cash provided by (used in) operating activities	69,507	(25,878)

Cash flows from investing activities
Proceeds from redemption of short-term investments	22,695	49,908
Purchase of short-term investments	(76,331)	(27,198)
Capital expenditures	(4,292)	(3,835)

Net cash (used in) provided by investing activities	(57,928)	18,875

Cash flows from financing activities
Proceeds from borrowing	—	1,125,000
Repayment of long term debt	(2,812)	(1,268,625)
Repurchase of treasury shares	(2,309)	(2,896)
Proceeds from exercise of stock options	3,343	6,810
Excess tax benefits from share-based compensation	1,262	2,577

Net cash used in financing activities	(516)	(137,134)

Effect of exchange rate changes	2,748	2,354

Net increase (decrease) in cash	13,811	(141,783)
Cash and cash equivalents, beginning of period	252,211	269,423

Cash and cash equivalents, end of period	$266,022	$127,640

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,863	$13,581

Cash paid for income taxes	$7,123	$14,581

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$3,256	$721

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

MSCI Inc. together with its wholly-owned subsidiaries (the “Company” or “MSCI”) is a global provider of investment decision support tools worldwide, including indices, portfolio risk and performance analytics and corporate governance products and services. The Company’s flagship products are its global equity indices and environmental, social and governance (“ESG”) products marketed under the MSCI brand, its portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand, its market and credit risk analytics marketed under the RiskMetrics and Barra brands, its governance research and outsourced proxy voting and reporting services marketed under the ISS brand and its valuation models and risk management software for the energy and commodities markets marketed under the FEA brand.

MSCI operates as two segments, the Performance and Risk business and the Governance business. The Performance and Risk business is a global provider of investment decision support tools, including indices, portfolio risk and performance analytics, credit analytics and ESG products. The Governance business is a provider of corporate governance and specialized financial research and analysis services to institutional shareholders and corporations around the world. (See Note 13, “Segment Information,” for further information about MSCI’s operating segments).

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of March 31, 2012 and December 31, 2011, the results of operations and comprehensive income for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated financial statement information as of December 31, 2011 has been derived from the 2011 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of revenue, research and development and software capitalization, the allowance for doubtful accounts, impairment of long-lived assets, accrued compensation, income taxes and other matters that affect the condensed consolidated financial statements and related disclosures. The Company believes that estimates used in the preparation of these condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.

Inter-company balances and transactions are eliminated in consolidation.

Adjustment to Revenues

During the three months ended March 31, 2012, as a result of a one-time adjustment, the Company recorded a $5.2 million cumulative revenue reduction to correct an error related to revenues previously reported through December 31, 2011. The effect of recording this adjustment in the first quarter resulted in a one-time decrease to the energy and commodity analytics products revenues in the Company’s Condensed Consolidated Statement of Income and an increase in deferred revenues in the Company’s Condensed Consolidated Statement of Financial Condition. It was determined that under Accounting Standards Codification (“ASC”) Subtopic 985-605, “Software Revenue Recognition,” the Company incorrectly established vendor specific objective evidence for certain energy and commodity analytics products and as a result should not have been recognizing a substantial portion of the revenue immediately upon delivery or renewal of a time based subscription license, the terms of which are generally one year. Rather, the entire license fee should have been recognized ratably over the term of the license. As such, the Company made the cumulative adjustment effective January 1, 2012 and started recognizing revenue related to all contracts still in effect as of this date ratably over the remainder of the term. The Company will recognize revenue ratably over the contract term for any new contracts entered into on January 1, 2012 and thereafter. Based upon an evaluation of all relevant factors, management believes the correcting adjustment did not have a material impact on the Company’s previously reported results and, accordingly, has determined that restatement of previously issued financial statements is not necessary.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentrations

The Company licenses its products and services primarily to investment managers principally in the United States, Europe and Asia. The Company evaluates the credit of its customers and does not require collateral. The Company maintains an allowance on customer accounts where estimated losses may result from the inability of its customers to make required payments.

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash deposits and short-term investments. At March 31, 2012 and December 31, 2011, cash and cash equivalents held primarily on deposit were $266.0 million and $252.2 million, respectively. At March 31, 2012, and December 31, 2011, the Company had invested $194.2 million and $140.5 million, respectively, in debt securities with maturity dates ranging from 91 to 360 days from the date of purchase.

For the three months ended March 31, 2012 and 2011, no single customer accounted for 10.0% or more of the Company’s operating revenues.

2. RECENT ACCOUNTING STANDARDS UPDATES

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04. ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s condensed consolidated financial statements.

3. RESTRUCTURING

During the year ended November 30, 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics. Restructuring includes expenses associated with the elimination of overlapping positions and duplicative occupancy costs and the termination of overlapping vendor contracts. The portion of the restructuring plan associated with the elimination of overlapping positions was substantially completed in the first quarter of 2011 and the elimination of leases or vendor contracts was substantially completed in the year ended December 31, 2011.

The Company recorded less than $0.1 million of restructuring benefits during the three months ended March 31, 2012, relating to adjustments made for costs previously accrued for the elimination of overlapping positions. The Company recorded $4.4 million of restructuring expenses in connection with the Restructuring Plan during the three months ended March 31, 2011. Of this amount, less than $0.1 million was related to the accelerated vesting of share-based compensation awards triggered by the elimination of overlapping positions and $0.7 million was related to the write-off of assets associated with the exit of certain leases. The accelerated vesting of share-based compensation awards is not accounted for as a restructuring liability under the line item “Other accrued liabilities” but is instead recorded under the line item “Additional paid in capital” in the Company’s Condensed Consolidated Statement of Financial Condition.

During the three months ended March 31, 2011, $2.3 million of the restructuring expenses were recorded under the Company’s Performance and Risk operating segment and $2.1 million were recorded under the Company’s Governance operating segment. From the initiation of the restructuring plan through March 31, 2012, $8.6 million of the cumulative restructuring expenses were recorded under the Company’s Performance and Risk operating segment and $3.9 million of the cumulative restructuring expenses were recorded under the Company’s Governance operating segment.

The table below summarizes the accrual and charges incurred with respect to the Company’s Restructuring Plan that are included in the line items “Other accrued liabilities” in the Company’s Condensed Consolidated Statement of Financial Condition as of December 31, 2011 and March 31, 2012:

(in thousands)	Severance	Lease termination	Total

Accrued Balance, December 31, 2011	$72	$667	$739
Restructuring costs	(29)	—	(29)
Cash payments	(16)	(153)	(169)

Accrued Balance, March 31, 2012	$27	$514	$541

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted earnings per common share reflects the assumed conversion of all dilutive securities. There were no stock options excluded from the computation of diluted EPS for the three months ended March 31, 2012 or 2011 because of their anti-dilutive effect.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Three Months Ended
	March 31, 2012	March 31, 2011
(in thousands, except per share amounts)
Net income	$43,966	$33,521
Less: Allocations of earnings to unvested restricted stock units (1)	(271)	(319)

Earnings available to MSCI common shareholders	$43,695	$33,202

Basic weighted average common shares outstanding	121,754	120,282

Basic weighted average common shares outstanding	121,754	120,282
Effect of dilutive securities:
Stock options	1,359	1,731

Diluted weighted average common shares outstanding	123,113	122,013

Earnings per basic common share	$0.36	$0.28

Earnings per diluted common share	$0.35	$0.27

(1)	The restricted stock units participate in all of the earnings of the Company in the computation of basic EPS and, therefore, the restricted stock units are not included as incremental shares in the diluted EPS computation.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. SHORT-TERM INVESTMENTS

The fair value and gross unrealized gains and losses of securities available-for-sale as of the dates indicated were as follows:

(in thousands)	Amortized Cost plus Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
Debt securities available-for-sale

U.S. Treasury securities	$191,462	$11	$(16)	$191,457
Commercial paper	2,700	—	—	2,700

Total	$194,162	$11	$(16)	$194,157

December 31, 2011
Debt securities available-for-sale

U.S. Treasury securities	$135,485	$9	$(2)	$135,492
Tradable certificates of deposit	5,001	—	(3)	4,998

Total	$140,486	$9	$(5)	$140,490

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and their related fair values at March 31, 2012 and December 31, 2011 were as follows:

	As of
	March 31, 2012		December 31, 2011
(in thousands)	Total Fair Value	Total Unrealized Losses	Total Fair Value	Total Unrealized Losses

U.S. Treasury securities	$123,075	$(16)	$50,056	$(2)
Commercial paper	—	—	—	—
Tradable certificates of deposit	—	—	2,695	(3)

Total	$123,075	$(16)	$52,751	$(5)

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

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2012 and December 31, 2011, no other-than-temporary impairment had been recorded on any of the Company’s investments.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at March 31, 2012 and December 31, 2011 consisted of the following:

	As of
	March 31, 2012	December 31, 2011
	(in thousands)
Computer & related equipment	$72,348	$70,170
Furniture & fixtures	5,310	4,868
Leasehold improvements	24,688	22,219
Work-in-process	3,046	454

Subtotal	105,392	97,711
Accumulated depreciation and amortization	(65,682)	(60,088)

Property, equipment and leasehold improvements, net	$39,710	$37,623

Depreciation and amortization expense of property, equipment and leasehold improvements was $4.4 million and $5.1 million for the three months ended March 31, 2012 and 2011, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill.

The Company carries goodwill as a result of its acquisitions of Barra Inc. (“Barra”), RiskMetrics Group, Inc. (“RiskMetrics”) and Measurisk, LLC (“Measurisk”). The Company’s goodwill at March 31, 2012 and December 31, 2011 was $1,708.6 million. Approximately $1,477.5 million of the goodwill was allocated to the Performance and Risk segment and $231.1 million of the goodwill was allocated to the Governance segment.

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

Amortization expense related to intangible assets was $16.0 million and $16.7 million for the three months ended March 31, 2012 and 2011, respectively.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of March 31, 2012
Customer relationships	$459,010	$(68,891)	$390,119
Trademarks/trade names	243,440	(52,556)	190,884
Technology/software	191,430	(146,150)	45,280
Proprietary process	3,800	(1,161)	2,639

Total intangible assets	$897,680	$(268,758)	$628,922

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of December 31, 2011
Customer relationships	$459,010	$(61,003)	$398,007
Trademarks/trade names	243,440	(49,336)	194,104
Technology/software	191,430	(141,457)	49,973
Proprietary process	3,800	(1,003)	2,797
Non-compete agreements	2,780	(2,780)	—

Total intangible assets	$900,460	$(255,579)	$644,881

The estimated amortization expense for succeeding years is presented below:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2012	$47,000
2013	53,087
2014	52,864
2015	52,787
2016	50,649
2017	44,566
Thereafter	327,969

Total	$628,922

8. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material impact on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended March 31, 2012 and 2011 was $6.1 million and $4.5 million, respectively.

During the three months ended March 31, 2012, the Company leased office space in New York, New York at two locations, One Chase Manhattan Plaza and 88 Pine Street, with combined annual base rents of $3.0 million. The lease at One Chase Manhattan Plaza ends in August 2012 and the lease at 88 Pine Street ends in December 2014.

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

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Long term debt. On June 1, 2010, the Company entered into a senior secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. Incorporated, as collateral agent, and the other lenders party thereto, which was comprised of (i) a $1,275.0 million six-year term loan facility (the “2010 Term Loan”) and (ii) a $100.0 million five-year revolving credit facility, which included a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility (the “Revolving Credit Facility” and together with the 2010 Term Loan, the “2010 Credit Facility”). The Company was required to repay 1.00% of the principal of the 2010 Term Loan per year in quarterly installments. The 2010 Credit Facility also contained a number of mandatory prepayment requirements, including a requirement to repay a specified amount of the 2010 Term Loan annually from a portion of the Company’s excess cash flows (as defined in the 2010 Credit Facility, which varied based on the Company’s leverage ratio). Any remaining principal of the 2010 Term Loan was to be payable on the final maturity date of the facility. In February 2011, the Company made a prepayment of $56.0 million on the 2010 Term Loan from its excess cash flows.

On March 14, 2011, MSCI completed the repricing of the 2010 Credit Facility pursuant to Amendment No. 2 to the 2010 Credit Facility (“Amendment No. 2”). Amendment No. 2 provided for the incurrence of a new senior secured loan (the “2011 Term Loan”) in an aggregate principal amount of $1,125.0 million. The proceeds of the 2011 Term Loan, together with $87.6 million of cash on hand, were used to repay the remaining $1,212.6 million outstanding balance of the 2010 Term Loan in full. The 2011 Term Loan matures in March 2017. Amendment No. 2 decreased the interest rate applicable to the 2011 Term Loan from the London Interbank Offered Rate (“LIBOR”) plus 3.25% (with a leverage-based stepdown) to LIBOR plus 2.75% (with a leverage-based stepdown) and reduced the LIBOR floor applicable to the 2011 Term Loan from 1.50% to 1.00%. Prepayments or amendments of the 2011 Term Loan that constitute a “repricing transaction” (as defined in Amendment No. 2) were subject to a premium of 1.00% of the 2011 Term Loan if prepaid or amended on or prior to March 14, 2012. Prepayments and repricings made after March 14, 2012 will not be subject to premium or penalty. For unused credit under the revolving credit facility, the Company pays an annual 0.75% non-usage fee. The Company incurred $6.1 million in fees associated with the repricing which are reflected in “Other expense (income)” on the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2011.

The obligations under the 2010 Credit Facility, as amended, are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries, subject to limited exceptions. The obligations under the 2010 Credit Facility, as amended, are secured by a lien on substantially all of the equity interests of MSCI’s present and future domestic subsidiaries, up to 65% of the equity interests of MSCI’s first-tier foreign subsidiaries, and substantially all of MSCI’s and MSCI’s domestic subsidiaries’ present and future property and assets, subject to certain exceptions.

In connection with entering into the 2010 Credit Facility, the Company recorded deferred financing fees which have remaining amortizable lives of three to five years. The Company amortized $1.3 million and $1.8 million of deferred financing fees associated with the 2010 Credit Facility in interest expense during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, $23.5 million of the deferred financing fees remain unamortized, $5.0 million of which is included in “Prepaid and other assets” and $18.5 million of which is included in “Other non-current assets” on the Company’s Condensed Consolidated Statement of Financial Condition.

Current maturities of long term debt at March 31, 2012 was $10.3 million, net of a $0.9 million discount. Long term debt, net of current maturities at March 31, 2012 was $1,064.0 million, net of a $3.5 million discount. Approximately $0.2 million of the debt discount associated with the 2010 Credit Facility was amortized in interest expense during the three months ended March 31, 2012.

Current maturities of long term debt at December 31, 2011 was $10.3 million, net of a $0.9 million discount. Long term debt, net of current maturities at December 31, 2011 was $1,066.6 million, net of a $3.8 million discount.

At March 31, 2012 and December 31, 2011, the fair market value of the Company’s debt obligations were $1,078.8 million and $1,089.7 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value as discussed in Note 9, “Fair Value Measures,” and represents Level 2 valuations. We utilize the market approach and obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

Interest Rate Swaps and Derivative Instruments. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings. During the three months ended March 31, 2012, the Company made the accounting policy election to apply the exception available in ASC paragraph 820-10-35-18D for measuring counterparty credit risk for all of its derivative transactions subject to master netting arrangements.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three months ended March 31, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As a result of the repayment of the 2010 Term Loan on March 14, 2011, the Company discontinued prospective hedge accounting on its then-existing interest rate swaps as they no longer met hedge accounting requirements. The Company will continue to report the net loss related to the discontinued cash flow hedges in Other comprehensive income and is expected to reclassify this amount into earnings during the contractual term of the swap agreements. On March 22, 2011, the Company terminated its then-existing interest rate swaps and simultaneously entered into new interest rate swaps to hedge its newly issued variable-rate debt. As of March 31, 2012, the Company had two outstanding interest rate swaps with a combined notional principal amount of $418.7 million that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2.4 million will be reclassified as an increase to interest expense.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Condensed Consolidated Statements of Financial Condition:

(In thousands)	Condensed Consolidated Statements of Financial Condition Location	As of March 31, 2012	As of December 31, 2011
Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other accrued liabilities	$(2,483)	$(2,387)

The following tables present the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statements of Income:

	$(617)	$(617)	$(617)	$(617)	$(617)	$(617)	$(617)	$(617)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative (Effective Portion) for the Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for the Three Months Ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended March 31
(In thousands)	2012	2011		2012	2011		2012	2011
Interest rate swaps	$(617)	$(368)	Interest expense	$(588)	$(362)	Interest expense	$—	$35

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Credit-risk-related contingent features. The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of March 31, 2012, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.8 million. As of March 31, 2012, the Company has not posted any collateral related to these agreements. If the Company breaches any of these provisions, it could be required to settle its obligations under the agreements at their termination value.

9. FAIR VALUE MEASURES

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)

Assets:

Cash equivalents	$—	$—	$—

Short-term investments:
U.S. Treasury securities	191,457	—	191,457
Commercial paper	2,700	—	2,700

Total short-term investments	194,157	—	194,157

Total financial assets	$194,157	$—	$194,157

Liabilities:

Interest rate swaps	$2,483	$—	$2,483

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)

Assets:

Cash equivalents	$27,000	$—	$27,000

Short-term investments:
U.S. Treasury securities	135,492	—	135,492
Tradable certificates of deposit	4,998	—	4,998

Total short-term investments	140,490	—	140,490

Total financial assets	$167,490	$—	$167,490

Liabilities:

Interest rate swaps	$2,387	$—	$2,387

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented. The Company does not hold any financial instruments that would be valued using Level 3 inputs as of the periods presented.

The Company’s cash equivalents consist of U.S. Treasury securities, tradable certificates of deposit, commercial paper and state and municipal securities with maturities of 90 days or less from the date of purchase. The Company’s short-term investments consist of U.S. Treasury securities, tradable certificates of deposit, commercial paper and state and municipal securities and are classified within Level 2, as there is not an active market for these securities, but the market pricing data used to calculate the value of the instruments are derived from similar securities traded in active markets.

The Company’s interest rate swaps are classified within Level 2, as they are valued using pricing models that take into account the contract terms as well as multiple observable inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates.

10. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. For the three months ended March 31, 2012 and 2011, costs relating to 401(k) and pension and post-retirement benefit expenses were $6.5 million and $5.1 million, respectively. Amounts included in cost of services were $4.0 million and $3.3 million for the three months ended March 31, 2012 and 2011, respectively. Amounts included in selling, general and administrative expense related to these pension and post-retirement expenses for the three months ended March 31, 2012 and 2011 were $2.5 million and $1.8 million, respectively.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions and, in the case of the MSCI 401(k) plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations. The Company’s expenses associated with the 401(k) plan and other defined contribution plans were $6.0 million and $4.6 million for the three months ended March 31, 2012 and 2011, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense related to defined benefit pension plans was $0.5 million for both the three months ended March 31, 2012 and 2011.

11. SHARE-BASED COMPENSATION

On November 6, 2007, the Company’s Board of Directors approved the award of founders grants to its employees in the form of restricted stock units and/or options (“Founders Grant Award”). The restricted stock units and options vested over a four-year period beginning from the November 14, 2007 grant date, with 50% becoming vested on November 14, 2009, 25% becoming vested on November 14, 2010 and 25% becoming vested on November 14, 2011.

On December 16, 2008, the Company, as a component of the 2008 annual bonus, awarded certain of its employees with a grant in the form of restricted stock units (“2008 Bonus Award”). The aggregate value of the grants was approximately $9.5 million of restricted stock units. The restricted stock units vest one-third per year over a three-year period. Approximately $4.2 million of this grant was awarded to retirement-eligible employees under the award terms. Based on interpretive guidance related to ASC Subtopic 718-10, the Company accrues the estimated cost of these awards over the course of the fiscal year in which the award is earned. As such, the Company accrued the estimated cost of the 2008 Bonus Award related to retirement-eligible employees over the 2008 fiscal year. The final tranche of the 2008 Bonus Award vested on January 9, 2012.

On December 16, 2009, the Company, as a component of the 2009 annual bonus, awarded certain of its employees with a grant in the form of restricted stock units (“2009 Bonus Award”). The aggregate value of the grants was approximately $13.2 million of restricted stock units. The restricted stock units vest over a three-year period, with one-third vesting on December 20, 2010, December 19, 2011 and December 17, 2012, respectively. Approximately $5.1 million of this grant was awarded to retirement-eligible employees under the award terms. The Company accrued the estimated cost of the 2009 Bonus Award granted to retirement-eligible employees over the 2009 fiscal year. The final tranche of the 2009 Bonus Award will vest on December 17, 2012.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 1, 2010, the Company reserved approximately 4.2 million shares of Common Stock for outstanding vested and unvested stock options and 0.1 million shares of Common Stock for outstanding unvested restricted stock awards assumed as part of the acquisition of RiskMetrics. Over an approximate three-and-a-half year period from the date assumed, $16.7 million is expected to be expensed for unvested stock options and $1.3 million for unvested restricted stock awards.

On June 1, 2010, the Company awarded certain of its employees with a grant in the form of restricted stock units (“Performance Award”). The Performance Award will performance-vest based upon the Company achieving specific performance targets over a measurement period ending on December 31, 2012 and time-vest over a 31-month period, with one-half time-vested on December 1, 2011 and one-half time-vesting on December 31, 2012. The aggregate value of the grants was approximately $15.9 million.

On December 10, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of a special one-time price and time vested stock option award to the Company’s Chief Executive Officer (“2010 CEO Award”). The award was valued at approximately $3.6 million using a Monte Carlo simulation based on the closing price of the Company’s Common Stock at the close of business on December 13, 2010. The 2010 CEO Award time-vests over a five-year period, with approximately 25% of the award vesting on each of the second, third, fourth and fifth anniversaries of the grant and is subject to certain market performance conditions.

On December 14, 2010, the Company, as a component of the 2010 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units (“2010 Bonus Award”). The aggregate value of the grants was approximately $18.9 million. Approximately $6.2 million was awarded to retirement-eligible employees under the award terms. A portion of the 2010 Bonus Award consisted of restricted stock units vesting over a three-year period, with one-third vesting on each anniversary of the grant in 2011, 2012 and 2013, respectively. A smaller portion of the 2010 Bonus Award consisted of restricted stock units subject to achieving both specific performance targets over a measurement period ending on December 31, 2012 and a time-vesting period, with one-half time vesting on December 31, 2012 and December 31, 2013, respectively.

On February 2, 2012, the Company, as a component of the 2011 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units (“2011 Bonus Award”). The aggregate value of the grants was approximately $21.2 million. Approximately $6.7 million of the aggregate value of the grants was awarded to retirement-eligible employees under the award terms which had been expensed in the year ended December 31, 2011. A portion of the 2011 Bonus Award consisted of restricted stock units vesting over a three-year period, with one-third vesting on each anniversary of the grant in 2013, 2014 and 2015, respectively. A smaller portion of the 2011 Bonus Award consisted of restricted stock units subject to achieving both specific performance targets over a measurement period ending on December 31, 2013 and a time-vesting period, with one-half time vesting on December 31, 2013 and December 31, 2014, respectively.

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

Share-based expense was $5.8 million and $8.5 million for the three months ended March 31, 2012 and 2011, of which $0.6 million and $1.8 million was related to the Performance Award, respectively. There was no expense related to the Founders Grant Award for the three months ended March 31, 2012 as this award became fully vested on November 14, 2011. For the three months ended March 31, 2011, $1.0 million of the share-based compensation expense was related to the Founders Grant Award.

12. INCOME TAXES

The Company’s provision for income taxes was $24.3 million and $19.8 million for the three months ended March 31, 2012 and 2011, respectively. These amounts reflect effective tax rates of 35.6% and 37.2% for the three months ended March 31, 2012 and 2011, respectively. The effective rate of 35.6% for the three months ended March 31, 2012 reflects our estimate of the effective tax rate for the period and is lower than the prior year because of certain discrete items, the effect of which was to decrease our effective tax rate by 0.8 percentage points, as well as an increase in non-U.S. earnings and decreases in certain of the tax rates applicable to those earnings.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company is under examination by the Internal Revenue Service and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years currently under examination vary by jurisdiction. During 2010, Morgan Stanley reached a settlement with New York State and New York City tax authorities on issues relating to years 2002-2006. The Company will indemnify Morgan Stanley for any additional assessments deemed to be due in accordance with the Tax Sharing Agreement once MSCI’s share of the settlement is finalized. The Company has a reserve of $8.4 million to indemnify Morgan Stanley, which has been previously recognized in the Company’s financial statements, but has no further information with regards to the settlement amount at this time.

The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these open examinations and subsequent years’ examinations. The Company has established a liability for unrecognized tax benefits that the Company believes is adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. At this time it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and the impact on the effective tax rate over the next 12 months.

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the earliest tax years subject to examination for each major jurisdiction:

Tax Jurisdiction	Tax Year
United States	2005
California	2008
New York State	2007
New York City	2005
Hong Kong	2004
United Kingdom	2010
Canada	2005
Japan	2009
India	2008

13. SEGMENT INFORMATION

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. MSCI’s Chief Executive Officer, who is considered to be its chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. MSCI is operating under two segments, the Performance and Risk business and the Governance business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s CODM for purposes of making operating decisions and assessing financial performance.

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

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table presents MSCI’s operating segments’ results for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating revenues
Performance and Risk	$198,089	$192,048
Governance	30,963	31,250

Consolidated	$229,052	$223,298

Amortization of intangible assets and depreciation and amortization of property, equipment and leasehold improvements
Performance and Risk	$16,204	$17,321
Governance	4,171	4,481

Consolidated	$20,375	$21,802

Operating income
Performance and Risk	$77,475	$72,646
Governance	3,504	2,783

Consolidated	$80,979	$75,429

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenues
Americas:
United States	$117,003	$106,715
Other	7,521	8,027

Total Americas	124,524	114,742

Europe, the Middle East and Africa (“EMEA”):
United Kingdom	27,830	27,051
Other	46,267	53,317

Total EMEA	74,097	80,368

Asia & Australia:
Japan	14,383	13,751
Other	16,048	14,437

Total Asia & Australia	30,431	28,188

Total	$229,052	$223,298

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	March 31, 2012	December 31, 2011
	(in thousands)
Long-lived assets

Americas:
United States	$2,356,902	$2,369,997
Other	5,376	5,145

Total Americas	2,362,278	2,375,142

EMEA:
United Kingdom	4,759	5,107
Other	5,137	5,617

Total EMEA	9,896	10,724

Asia & Australia:
Japan	319	364
Other	4,724	4,859

Total Asia & Australia	5,043	5,223

Total	$2,377,217	$2,391,089

14. SUBSEQUENT EVENTS

Management of the Company evaluated subsequent events from April 1, 2012 through the issuance date of this Form 10-Q.

Credit Facility

On May 4, 2012, MSCI amended and restated its existing senior credit facilities consisting of a senior secured Term Loan B Facility and Senior Secured Revolving Facility, which were originally entered into on June 1, 2010 as amended by Amendment No. 1 dated as of February 4, 2011 and Amendment No. 2 dated as of March 14, 2011 (the credit agreement as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured 5-year Term Loan A Facility in an aggregate amount of $880.0 million and

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

$100.0 million Senior Secured Revolving Facility. The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to repay the remaining outstanding principal of the existing Term Loan B Facility. The Term Loan A Facility and Senior Secured Revolving Facility mature on May 4, 2017. In connection with the repayment of the Term Loan B Facility, the Company terminated its then-existing interest rate swaps and is not required to enter into new interest rate swaps to hedge its debt under the Amended and Restated Credit Facility. (See Note 7, “Commitments and Contingencies,” for a discussion of the original credit facility, which is referred to as the 2010 Credit Facility in this Form 10-Q, and the related interest rate swap agreements.)

The Term Loan B Facility had borne interest equal to the greater of LIBOR or 1.00% plus 2.50%. The new Term Loan A Facility will initially bear interest of LIBOR plus 2.25%.

The Amended and Restated Credit Facility also amended certain negative covenants, including financial covenants.

MSCI expects to recognize an additional expense of approximately $18.0 million to $20.0 million related to the accelerated amortization of existing fees or the immediate recognition of new fees associated with this transaction in the three months ending June 30, 2012.

Common Stock

At MSCI’s annual shareholders meeting held on May 2, 2012, the shareholders approved amendments to the Company’s Amended and Restated Certificate of Incorporation to (i) eliminate the 250 million authorized shares of class B common stock, (ii) increase the total number of authorized shares of class A common stock by 250 million (the aggregate number of shares of class B common stock being eliminated) to 750 million, (iii) rename the Company’s class A common stock as “common stock” and (iv) make certain other conforming changes. The amendments became effective upon the filing of the Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on May 2, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the management of MSCI Inc.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of MSCI Inc. and subsidiaries as of December 31, 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the fiscal year then ended (not presented herein); and in our report dated February 29, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York

May 4, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” within this Form 10-Q and in our Form 10-K.

Overview

We are a leading global provider of investment decision support tools, including indices, portfolio risk and performance analytics and corporate governance products and services. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of March 31, 2012, we had 30 offices in 20 countries to help serve our diverse client base, with 54.4% of our revenue from clients in the Americas, 32.3% in Europe, the Middle East and Africa (“EMEA”) and 13.3% in Asia and Australia based on revenues for the three months ended March 31, 2012.

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

Operating Segments

We are operating under two segments: the Performance and Risk business and the Governance business. See Note 13, “Segment Information,” for further information about MSCI’s operating segments.

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

Factors Affecting the Comparability of Results

Restructuring

In connection with the acquisition of RiskMetrics, we initiated a plan to restructure the Company’s operations to eliminate overlapping positions and duplicative occupancy costs, terminate overlapping vendor contracts, and discontinue the planned integration of a product into RiskMetrics’ standard product offering suite. We initiated restructuring activities during the third quarter of 2010 and substantially completed the elimination of overlapping positions in the first quarter of 2011 and the elimination of leases or vendor contracts was substantially completed during the year ended December 31, 2011. See “—Restructuring” below and Note 3, “Restructuring,” for further information about MSCI’s restructuring-related activities and estimated costs.

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

The discussion of our results of operations for the three months ended March 31, 2012 and 2011 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

The following table presents the results of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Increase/
	2012	2011	(Decrease)
	(in thousands, except per share data)

Operating revenues	$229,052	$223,298	$5,754	2.6%

Operating expenses:
Cost of services	72,291	70,218	2,073	3.0%
Selling, general and administrative	55,436	51,418	4,018	7.8%
Restructuring	(29)	4,431	(4,460)	(100.7%)
Amortization of intangible assets	15,959	16,692	(733)	(4.4%)
Depreciation and amortization of property, equipment, and leasehold improvements	4,416	5,110	(694)	(13.6%)

Total operating expenses	148,073	147,869	204	0.1%

Operating income	80,979	75,429	5,550	7.4%
Other expense (income), net	12,740	22,085	(9,345)	(42.3%)
Provision for income taxes	24,273	19,823	4,450	22.4%

Net income	$43,966	$33,521	$10,445	31.2%

Earnings per basic common share	$0.36	$0.28	$0.08	28.6%

Earnings per diluted common share	$0.35	$0.27	$0.08	29.6%

Operating margin	35.4%	33.8%

Operating Revenues

We are operating under two segments: the Performance and Risk business and the Governance business. Our revenues are grouped into the following five product and/or service categories:

•	Index and ESG

•	Risk management analytics

•	Portfolio management analytics

•	Energy and commodity analytics

•	Governance

The Performance and Risk business is comprised of index and ESG, risk management analytics, portfolio management analytics and energy & commodity analytics products. The Governance business is comprised of the governance products.

The following table summarizes the revenue by product category for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

	Three Months Ended March 31,		Increase/
	2012	2011	(Decrease)
	(in thousands)
Index and ESG:
Subscriptions	$71,639	$62,159	$9,480	15.3%
Asset based fees	34,609	37,869	(3,260)	(8.6%)

Total index and ESG products	106,248	100,028	6,220	6.2%
Risk management analytics	64,077	58,866	5,211	8.9%
Portfolio management analytics	29,063	29,284	(221)	(0.8%)
Energy and commodity analytics	(1,299)	3,870	(5,169)	(133.6%)
Governance	30,963	31,250	(287)	(0.9%)

Total operating revenues	$229,052	$223,298	$5,754	2.6%

Total operating revenues for the three months ended March 31, 2012 increased $5.8 million, or 2.6%, to $229.1 million compared to $223.3 million for the three months ended March 31, 2011. Subscription revenues consist of our revenues related to index and ESG subscriptions, risk management analytics, portfolio management analytics, energy and commodity analytics and governance products.

During the three months ended March 31, 2012, as a result of a one-time non-cash adjustment, we recorded a $5.2 million cumulative revenue reduction to correct an immaterial error related to revenues previously reported through December 31, 2011. See Note 1, “Introduction And Basis Of Presentation,” of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. The effect of recording this adjustment in the first quarter resulted in a one-time decrease to the energy and commodity analytics products revenues and an increase in deferred revenues. Previously, our policy resulted in the immediate recognition of a substantial portion of the revenue for certain energy and commodity analytics product related contracts, the terms of which were one year. However, it was determined that the entire license fee related to these contracts should have been recognized ratably over the term of the license. As such, we made the cumulative adjustment effective January 1, 2012 and started recognizing revenue for all contracts still in effect as of this date ratably over the remainder of the term and will recognize revenue ratably over the contract term for any new contracts entered into on January 1, 2012 and thereafter.

Our index and ESG products primarily consist of equity index subscriptions, equity index asset based fees products and ESG products. Our index and ESG products are used to benchmark investment performance, as a basis for index-linked investment products, to assess social responsibility, environmental stewardship and the effects of climate change on investments, for research and for investment manager selection. We derive revenues from our index and ESG products through index data and ESG subscriptions, fees based on assets in investment products linked to our indices and non-recurring licenses of our index historical data. Revenues related to index products increased 6.2% to $106.2 million for the three months ended March 31, 2012 compared to $100.0 million for the three months ended March 31, 2011.

Subscription revenues from the index and ESG products were up 15.3% to $71.6 million for the three months ended March 31, 2012 compared to $62.2 million for the three months ended March 31, 2011. Approximately $8.2 million of the growth was primarily attributable to our benchmark products.

Asset based fee revenues attributable to the index and ESG products decreased 8.6% to $34.6 million for the three months ended March 31, 2012 compared to $37.9 million for the three months ended March 31, 2011. The year over year difference primarily relates to the impact of $4.3 million of non-recurring revenue recognized during the three months ended March 31, 2011 with no similar revenue recognized during the current period. The average value of assets in ETFs linked to MSCI equity indices in the aggregate increased 1.0% to $341.0 billion for the three months ended March 31, 2012 compared to $337.6 billion for the three months ended March 31, 2011. As of March 31, 2012, the value of assets in ETFs linked to MSCI equity indices was $354.7 billion, representing an increase of 1.3% from $350.1 billion as of March 31, 2011.

Of the $354.7 billion of assets in ETFs linked to MSCI equity indices as of March 31, 2012, 40.9% were linked to emerging market indices, 32.6% were linked to developed markets outside of the U.S., 23.3% were linked to U.S. market indices and 3.2% were linked to other global indices.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

	Quarter Ended
$ in Billions	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
AUM in ETFs linked to MSCI Indices	$350.1	$360.5	$290.1	$301.6	$354.7

Sequential Change ($ in Billions)
Market Appreciation/(Depreciation)	$10.1	$(3.8)	$(70.4)	$10.5	$37.9
Cash Inflow	6.7	14.2	—	1.0	15.2

Total Change	$16.8	$10.4	$(70.4)	$11.5	$53.1

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the periods indicated:

	Quarterly Average
	2011				2012
$ in Billions	March	June	September	December	March
AUM in ETFs linked to MSCI Indices	$337.6	$356.8	$329.1	$305.0	$341.0

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

Our risk management analytics products offer risk and performance assessment frameworks for managing and monitoring investments in organizations globally. These products allow clients to analyze investments in a variety of asset classes and are based on our proprietary integrated fundamental multi-factor risk models, value-at-risk methodologies, performance attribution frameworks and asset valuation models.

Revenues related to risk management analytics products increased $5.2 million, or 8.9%, to $64.1 million for the three months ended March 31, 2012 compared to $58.9 million for the three months ended March 31, 2011. Approximately $4.3 million of the growth primarily reflects an increase of sales in our risk analytics products.

Our portfolio management analytics products consist of equity portfolio analytics tools and fixed income portfolio analytics tools. Revenues related to portfolio management analytics products decreased $0.2 million, or 0.8%, to $29.1 million for the three months ended March 31, 2012 compared to $29.3 million for three months ended March 31, 2011. The decrease was driven by lower revenues from our equity portfolio analytics products.

Our energy and commodity analytics products consist of software applications which help users value, model and facilitate the hedging of physical assets and derivatives across a number of market segments including energy and commodity assets. As a result of the revenue adjustment discussed earlier, revenues from energy and commodity analytics products decreased $5.2 million to a negative $1.3 million for the three months ended March 31, 2012 compared to $3.9 million for the three months ended March 31, 2011. Excluding the impact of the revenue adjustment recorded during the three months ended March 31, 2012, revenues from our energy and commodity analytics products would have been primarily unchanged from the three months ended March 31, 2011.

Our governance products consist of corporate governance products and services, including proxy research, recommendation and voting services for institutional investors as well as governance advisory services and compensation data and analytics for corporations. They also include equity research based on forensic accounting research as well as class action monitoring and claims filing services to aid institutional investors in the recovery of funds from class action securities litigation. Governance products decreased $0.3 million to $31.0 million for the three months ended March 31, 2012 compared to $31.3 million for the three months ended March 31, 2011. Subscription revenues for our governance products increased $1.5 million to $27.2 million and non-recurring revenues decreased $1.8 million to $3.7 million for the three months ended March 31, 2012 with the changes generally resulting from a product shift towards subscription-based products.

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of our total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as our “Run Rate.” The Run Rate at a particular point in time represents the forward-looking fees for the next 12 months from all subscriptions and investment product licenses we currently provide to our clients under renewable contracts assuming all contracts that come up for renewal are renewed and assuming then-current exchange rates. For any subscription or license where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects an annualization of the most recent periodic fee earned under such license or subscription. The Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal during the period and we have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date.

Because the Run Rate represents potential future fees, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and non-recurring sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset based fees, which may result from market movements or from investment inflows into and outflows from investment products linked to our indices;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indices;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;

•	price changes;

•	revenue recognition differences under U.S. GAAP;

•	fluctuations in foreign exchange rates; and

•	the impact of acquisitions and dispositions.

The following table sets forth our Run Rates and the percentage growth over the periods indicated. Run Rates have been adjusted to conform to the product categorization used for accounting revenues:

	As of
	March 31, 2012	March 31, 2011	December 31, 2011	Year-Over- Year Comparison	Sequential Comparison
	(in thousands)
Run Rates
Index and ESG products
Subscription	$278,541	$247,870	$269,780	12.4%	3.2%
Asset based fees	136,962	134,257	119,706	2.0%	14.4%

Index and ESG products total	415,503	382,127	389,486	8.7%	6.7%
Risk management analytics	257,973	243,853	250,967	5.8%	2.8%
Portfolio management analytics	117,751	116,839	118,354	0.8%	(0.5)%
Energy and commodity analytics	14,926	15,047	14,928	(0.8)%	n/a %
Governance	113,054	105,870	108,251	6.8%	4.4%

Total Run Rate	$919,207	$863,736	$881,986	6.4%	4.2%

Subscription total	$782,245	$729,479	$762,280	7.2%	2.6%
Asset based fees total	136,962	134,257	119,706	2.0%	14.4%

Total Run Rate	$919,207	$863,736	$881,986	6.4%	4.2%

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated three months ended:

	March 31, 2012	March 31, 2011

Index and ESG products	94.5%	95.0%
Risk management analytics	93.9%	94.2%
Portfolio management analytics	91.9%	88.6%
Energy and commodity analytics	90.2%	76.9%
Governance	88.7%	85.0%
Total	93.0%	91.8%

The following table sets forth our Core Retention Rates by product category for the indicated three months ended:

	March 31, 2012	March 31, 2011

Index and ESG products	94.6%	95.2%
Risk management analytics	94.0%	94.2%
Portfolio management analytics	92.2%	89.9%
Energy and commodity analytics	90.7%	76.9%
Governance	88.7%	85.0%
Total	93.1%	92.1%

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

In our businesses, Aggregate and Core Retention Rates are generally higher during the first three fiscal quarters and lower in the fourth fiscal quarter.

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

The following table shows operating expenses by each of the categories:

	Three Months Ended March 31,		Increase/ (Decrease)
	2012	2011

Cost of services:
Compensation and benefits	$53,817	$52,212	$1,605	3.1%
Non-compensation expenses	18,474	18,006	468	2.6%

Total cost of services	72,291	70,218	2,073	3.0%

Selling, general and administrative:
Compensation and benefits	38,806	36,488	2,318	6.4%
Non-compensation expenses	16,630	14,930	1,700	11.4%

Total selling, general and administrative	55,436	51,418	4,018	7.8%

Restructuring	(29)	4,431	(4,460)	(100.7%)
Amortization of intangible assets	15,959	16,692	(733)	(4.4%)
Depreciation of property, equipment, and leasehold improvements	4,416	5,110	(694)	(13.6%)

Total operating expenses	$148,073	$147,869	$204	0.1%

Compensation and benefits	$92,623	$88,700	$3,923	4.4%
Non-compensation expenses	35,104	32,936	2,168	6.6%
Restructuring	(29)	4,431	(4,460)	(100.7%)
Amortization of intangible assets	15,959	16,692	(733)	(4.4%)
Depreciation of property, equipment, and leasehold improvements	4,416	5,110	(694)	(13.6%)

Total operating expenses	$148,073	$147,869	$204	0.1%

Operating expenses were $148.1 million for the three months ended March 31, 2012, an increase of $0.2 million, or 0.1%, compared to $147.9 million for the three months ended March 31, 2011.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and typically have represented approximately 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of March 31, 2012, approximately 40.4% of our employees were located in emerging market centers compared to 31.6% as of March 31, 2011.

During the three months ended March 31, 2012, compensation and benefits costs were $92.6 million, an increase of $3.9 million, or 4.4%, compared to $88.7 million for the three months ended March 31, 2011. We had 2,465 and 2,049 employees as of March 31, 2012 and 2011, respectively. The increase in compensation and benefits costs reflects higher costs related to current staff and increased staffing levels and higher post-retirement and other expenses partially offset by decreased stock-based compensation expenses.

Stock-based compensation expense for the three months ended March 31, 2012 was $5.6 million, a decrease of $2.7 million, or 32.7%, compared to $8.3 million for the three months ended March 31, 2011. The decrease was primarily caused by decreased expense associated with the amortization of the Founders Grant Award and the Performance Award. The decrease in the expense related to the Founders Grant Award is attributable to the award’s final vesting that occurred in November 2011. The decrease in the expense related to Performance Award is attributable to both the time-vesting of the first tranche of the award and a decrease in the number of shares expected to be distributed at vesting during the three months ended March 31, 2012 compared to the same period in 2011. Approximately $1.0 million of the stock-based compensation expense was related to the Founders Grant Award for the three months ended March 31, 2011. For the three months ended March 31, 2012 and 2011, approximately $0.6 million and $1.8 million, respectively, of the stock-based compensation expense was associated with the Performance Award granted in June 2010.

Non-compensation expenses for the three months ended March 31, 2012 was $35.1 million, an increase of $2.2 million, or 6.6%, compared to $32.9 million for the three months ended March 31, 2011. The increase was primarily related to higher occupancy costs driven by the duplicative rent costs associated with our 7 World Trade Center lease which began on February 1, 2012. See “Liquidity and Capital Resources” below for further information regarding this lease.

Cost of Services

Cost of services includes costs related to our research, data management and production, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy costs, market data fees and information technology services. Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels. For the three months ended March 31, 2012, total cost of services increased $2.1 million, or 3.0%, to $72.3 million compared to $70.2 million for the three months ended March 31, 2011.

Compensation and benefits expenses for the three months ended March 31, 2012 increased $1.6 million to $53.8 million compared to $52.2 million for the three months ended March 31, 2011. The increase reflects higher costs related to current staff and increased staffing levels and higher post-retirement and other expenses partially offset by decreased stock-based compensation expenses.

Non-compensation expenses for the three months ended March 31, 2012 increased $0.5 million to $18.5 million compared to $18.0 million for the three months ended March 31, 2011. The increase was primarily driven by increased occupancy costs partially offset by decreased information technology costs.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, consulting services and information technology costs. For the three months ended March 31, 2012, SG&A was $55.4 million, an increase of $4.0 million, or 7.8%, compared to $51.4 million for the three months ended March 31, 2011.

Compensation and benefits expenses increased $2.3 million to $38.8 million for the three months ended March 31, 2012 compared to $36.5 million for the three months ended March 31, 2011. The same as with compensation and benefits expenses in cost of services, the increase reflects higher costs related to current staff and increased staffing levels and higher post-retirement and other expenses partially offset by decreased stock-based compensation expenses.

Non-compensation expenses for the three months ended March 31, 2012 increased $1.7 million, or 11.4%, to $16.6 million compared to $14.9 million for the three months ended March 31, 2011. The increase was primarily driven by increased occupancy and information technology costs.

Restructuring

During the year ended November 30, 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics. Restructuring includes expenses associated with the elimination of overlapping positions and duplicative occupancy costs and the termination of overlapping vendor contracts. There was less than $0.1 million of restructuring benefits recognized during the three months ended March 31, 2012, relating to adjustments made for costs accrued for the elimination of overlapping positions. Restructuring expense was $4.4 million for the three months ended March 31, 2011, with approximately $0.5 million of the expense associated with the elimination of overlapping positions and $3.9 million of the expense associated with eliminating duplicative occupancy costs.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. Amortization of intangibles expense totaled $16.0 million and $16.7 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in expense resulted from a portion of the intangibles arising from the RiskMetrics and Measurisk acquisitions becoming fully amortized.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment, and leasehold improvements totaled $4.4 million and $5.1 million for the three months ended March 31, 2012 and 2011, respectively. The decrease is primarily related to the impact of eliminating duplicative occupancy costs and certain information technology assets becoming fully depreciated.

Other Expense (Income), Net

Other expense (income), net for the three months ended March 31, 2012 was $12.8 million, a decrease of $9.3 million compared to $22.1 million for the three months ended March 31, 2011. The decrease is primarily the result of lower outstanding principal on our debt and the fact that we recognized $6.1 million in fees associated with the repricing of our senior secured term loan during the three months ended March 31, 2011 while no such costs were recognized during the current year.

Income Taxes

The provision for income tax expense for the three months ended March 31, 2012 was $24.3 million, an increase of $4.5 million, or 22.4%, compared to $19.8 million for the three months ended March 31, 2011. These amounts reflect effective tax rates of 35.6% and 37.2% for the three months ended March 31, 2012 and 2011. The effective rate of 35.6% for the three months ended March 31, 2012 reflects our estimate of the effective tax rate for the period and is lower than the prior year because of certain discrete items, the effect of which was to decrease our effective tax rate by 0.8 percentage points, as well as an increase in non-U.S. earnings and decreases in certain of the tax rates applicable to those earnings.

Segment Results of Operations

The results of operations by segment for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011			Percentage Change
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
	(in thousands)

Operating revenues	$198,089	$30,963	$229,052	$192,048	$31,250	$223,298	3.1%	(0.9%)	2.6%

Cost of services	56,923	15,368	72,291	55,099	15,119	70,218	3.3%	1.6%	3.0%
Selling, general and administrative	47,506	7,930	55,436	44,666	6,752	51,418	6.4%	17.4%	7.8%
Restructuring	(19)	(10)	(29)	2,316	2,115	4,431	(100.8%)	(100.5%)	(100.7%)
Amortization of intangible assets	12,639	3,320	15,959	13,342	3,350	16,692	(5.3%)	(0.9%)	(4.4%)
Depreciation and amortization of property, equipment and leasehold improvements	3,565	851	4,416	3,979	1,131	5,110	(10.4%)	(24.8%)	(13.6%)

Total operating expenses	120,614	27,459	148,073	119,402	28,467	147,869	1.0%	(3.5%)	0.1%

Operating income	77,475	3,504	80,979	72,646	2,783	75,429	6.6%	25.9%	7.4%
Other expense (income), net			12,740			22,085			(42.3%)

Income before provision for income taxes			68,239			53,344			27.9%
Provision for income taxes			24,273			19,823			22.4%

Net income			$43,966			$33,521			31.2%

Performance and Risk

Total operating revenues for the Performance and Risk business increased $6.0 million, or 3.1%, to $198.1 million for the three months ended March 31, 2012. The increase was primarily driven by higher revenues from MSCI’s core benchmark indices, increased index and ESG asset based fees and growth within our risk management analytics products, partially offset by the $5.2 million revenue adjustment recorded in our energy and commodity analytics products.

Cost of services for the Performance and Risk business increased $1.8 million, or 3.3%, to $56.9 million for the three months ended March 31, 2012. Within cost of services, compensation and benefits expenses increased $1.9 million to $42.9 million as a result of higher costs related to current staff and increased staffing levels and higher post-retirement and other expenses partially offset by decreased stock-based compensation expenses. Non-compensation expenses decreased slightly to $14.0 million, driven primarily by lower information technology costs, travel and entertainment and other miscellaneous costs, offset by higher occupancy costs and outside professional fees.

SG&A expense for the Performance and Risk business increased $2.8 million, or 6.4%, to $47.5 million for the three months ended March 31, 2012. Within SG&A, compensation and benefits expenses increased $1.9 million to $33.3 million as a result of higher costs related to current staff and increased staffing levels and higher post-retirement and other expenses partially offset by decreased stock-based compensation expenses. Non-compensation expenses increased $0.9 million to $14.2 million.

Amortization of intangibles expense for the Performance and Risk business totaled $12.6 million and $13.3 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in expense resulted from a portion of the intangibles arising from the RiskMetrics and Measurisk acquisitions becoming fully amortized.

Depreciation and amortization of property, equipment, and leasehold improvements for the Performance and Risk business totaled $3.6 million and $4.0 million for the three months ended March 31, 2012 and 2011, respectively. The decrease is primarily related to the impact of eliminating duplicative occupancy costs and certain information technology assets becoming fully depreciated.

Governance

Total operating revenues for the Governance business decreased $0.3 million, or 0.9%, to $31.0 million for the three months ended March 31, 2012 compared to $31.3 million for the three months ended March 31, 2012. Within the Governance business, recurring revenues increased $1.5 million to $27.2 million and non-recurring revenues decreased $1.8 million to $3.7 million for the three months ended March 31, 2012.

Cost of services for the Governance business increased $0.3 million to $15.4 million for the three months ended March 31, 2012. Compensation and benefits expenses decreased $0.3 million to $11.0 million while non-compensation expenses rose to $4.4 million, driven primarily by higher occupancy costs.

SG&A expense for the Governance business increased $1.2 million to $7.9 million for the three months ended March 31, 2012. Within SG&A, compensation and benefits expenses increased $0.5 million to $5.5 million a result of higher costs related to current staff and increased staffing levels and increased post-retirement and other expenses partially offset by decreased stock-based compensation expenses. Non-compensation expenses increased $0.7 million to $2.4 million primarily as a result of higher outside professional fees.

Amortization of intangibles expense for the Governance business totaled $3.3 million and $3.4 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in expense resulted from a portion of the intangibles arising from the RiskMetrics acquisition becoming fully amortized.

Depreciation and amortization of property, equipment, and leasehold improvements for the Governance business totaled $0.9 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively. The decrease is primarily related to the impact of eliminating duplicative occupancy costs.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2011 and also in Note 2, “Recent Accounting Standards Updates,” in the Notes to Condensed Consolidated Financial Statements included herein. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2011. There were no significant changes in our accounting policies or critical accounting estimates since the end of the year ended December 31, 2011.

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

On June 1, 2010, we entered into a senior secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. Incorporated, as collateral agent, and the other lenders party thereto, which was comprised of (i) a $1,275.0 million six-year term loan facility (the “2010 Term Loan”) and (ii) a $100.0 million five-year revolving credit facility, which included a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility (the “Revolving Credit Facility” and together with the 2010 Term Loan, the “2010 Credit Facility”). We were required to repay 1.00% of the principal of the 2010 Term Loan per year in quarterly installments. The credit facility also contained a number of mandatory prepayment requirements, including a requirement to repay a specified amount of the 2010 Term Loan annually from a portion of our excess cash flows (as defined in the credit facility, which varied based on our leverage ratio). Any remaining principal of the 2010 Term Loan was to be payable on the final maturity date of the facility. In February 2011, we made a prepayment of $56.0 million on the 2010 Term Loan from our excess cash flows.

On March 14, 2011, we completed the repricing of the existing senior secured term loan facility under the 2010 Credit Facility pursuant to Amendment No. 2 to the 2010 Credit Facility (“Amendment No. 2”). Amendment No. 2 provided for the incurrence of a new senior secured loan (the “2011 Term Loan”) in an aggregate principal amount of $1,125.0 million. The proceeds of the 2011 Term Loan, together with $87.6 million of cash on hand, were used to repay the remaining $1,212.6 million outstanding balance of the 2010 Term Loan in full.

The 2011 Term Loan matures in March 2017. The Revolving Credit Facility matures in June 2015 and is available to fund our working capital requirements and for other general corporate purposes. Amendment No. 2 decreased the interest rate applicable to the 2011 Term Loan from LIBOR plus 3.25% (with a leverage-based stepdown) to LIBOR plus 2.75% (with a leverage-based stepdown) and reduced the LIBOR floor applicable to the 2011 Term Loan from 1.50% to 1.00%. Prepayments or amendments of the 2011 Term Loan that constitute a “repricing transaction” (as defined in Amendment No. 2) were subject to a premium of 1.00% of the 2011 Term Loan if prepaid or amended on or prior to March 14, 2012. Prepayments and repricings made after March 14, 2012 will not be subject to premium or penalty. Amendment No. 2 contains a number of mandatory prepayment requirements, including a requirement to repay a specified amount of the 2011 Term Loan annually from a portion of our excess cash flows (as defined in the credit facility, which varies based on our leverage ratio). For unused credit under the Revolving Credit Facility, we pay an annual 0.75% non-usage fee.

On December 30, 2011, we made a $35.0 million prepayment on the 2010 Credit Facility, as amended. This prepayment did not constitute a “repricing transaction.”

On May 4, 2012, we amended and restated the 2010 Credit Facility (as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured 5-year Term Loan A Facility in an aggregate amount of $880.0 million and a new $100.0 million revolving credit facility (“New Revolving Credit Facility”). The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to prepay the remaining outstanding principal of the existing Term Loan B Facility. The New Revolving Credit Facility replaces the unfunded Revolving Credit Facility in effect prior to the effectiveness of the Amended and Restated Credit Facility. The Term Loan A Facility and New Revolving Credit Facility mature on May 4, 2017. The Term Loan A Facility will initially bear interest of LIBOR plus 2.25%. The interest rate applicable to the Company’s borrowings is subject to the leverage based step-downs set forth in the Amended and Restated Credit Facility. See Item 5 “Other Information—Amended and Restated Credit Facility” and Note 14, “Subsequent Events—Credit Facility” of the Notes to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Amended and Restated Credit Facility. We expect to recognize an additional expense of approximately $18.0 million to $20.0 million related to the accelerated amortization of existing fees or the immediate recognition of new fees associated with this transaction in the three months ending June 30, 2012.

        We primarily use interest rate swaps as part of our interest rate risk management strategy. During the three months ended March 31, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As a result of the repayment of the 2010 Term Loan on March 14, 2011, we discontinued prospective hedge accounting on our then-existing interest rate swaps as they no longer met hedge accounting requirements. We will continue to report the net loss related to the discontinued cash flow hedges in Other comprehensive income and expect to reclassify this amount into earnings during the contractual term of the swap agreements.

On March 22, 2011, we terminated our then-existing interest rate swaps and simultaneously entered into new interest rate swaps to hedge the 2011 Term Loan variable-rate debt. As of March 31, 2012, we had two outstanding interest rate swaps with a combined notional principal amount of $418.7 million that were designated as cash flow hedges of interest rate risk. In connection with the repayment of the Term Loan B Facility on May 4, 2012, we terminated our then-existing interest rate swaps and are not required to enter into new interest rate swaps to hedge our debt under the Amended and Restated Credit Facility.

The effective combined rate on our hedged and unhedged debt was 3.85% for the three months ended March 31, 2012.

The obligations under the 2010 Credit Facility, as amended, were guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries, subject to limited exceptions. The obligations under the 2010 Credit Facility, as amended, were secured by a lien on substantially all of the equity interests of our present and future domestic subsidiaries, up to 65% of the equity interests of our first-tier foreign subsidiaries, and substantially all of our and our domestic subsidiaries’ present and future property and assets, subject to certain exceptions. The obligations under our Amended and Restated Credit Facility are similarly secured and guaranteed.

The 2010 Credit Facility, as amended, contained affirmative and restrictive covenants that, among other things, limited our ability and our existing or future subsidiaries’ abilities to:

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

The Amended and Restated Credit Facility provides for substantially similar affirmative and restrictive covenants.

The 2010 Credit Facility, as amended, also required us to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) a maximum total leverage ratio (as defined in the 2010 Credit Facility, as amended) measured quarterly on a rolling four-quarter basis not exceeding 3.25:1.00 and (2) a minimum interest coverage ratio (as defined in the 2010 Credit Facility, as amended) measured quarterly on a rolling four-quarter basis of at least 5.00:1.00. As of March 31, 2012, our Consolidated Leverage Ratio as defined in the 2010 Credit Facility, as amended, was 2.41:1.00 and our Consolidated Interest Coverage Ratio as defined in the 2010 Credit Facility, as amended, was 8.96:1.00, meaning we are in compliance with the required financial ratios.

The Amended and Restated Credit Facility requires us and our subsidiaries to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis through the termination of the Amended and Restated Credit Facility: (1) the maximum total leverage ratio (as defined in the Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed 3.25:1.00 and (2) the minimum interest coverage ratio (as defined in the Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall be at least 5.00:1.00.

The 2010 Credit Facility, as amended, also contained customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, bankruptcy and insolvency events, invalidity or impairment of loan documentation or collateral, change of control and customary ERISA defaults. The Amended and Restated Credit Facility contains similar events of default.

We currently lease office space in New York, New York at three locations. The first two, One Chase Manhattan Plaza and 88 Pine Street, have combined annual base rents of $3.0 million. The lease at One Chase Manhattan Plaza ends in August 2012 and the lease at 88 Pine Street ends in December 2014. On September 16, 2011, we entered into a new lease agreement with 7 World Trade Center, LLC (the “Landlord”), pursuant to which we are renting approximately 126,000 square feet of office space for our new corporate headquarters at 7 World Trade Center, New York, New York (the “Lease”). We commenced leasing the 7 World Trade Center offices on February 1, 2012 (the “Commencement Date”).

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

Cash Flows

Cash and cash equivalents

	As of
	March 31,	December 31,
	2012	2011
	(in thousands)
Cash and cash equivalents	$266,022	$252,211
Short-term investments	194,157	140,490

Cash and cash equivalents were $266.0 million and $252.2 million as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, $109.5 million and $130.1 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws.

Short-term investments were $194.2 million and $140.5 million as of March 31, 2012 and December 31, 2011, respectively. All of the short-term investments were held by U.S. corporations and were not subject to repatriation considerations at either March 31, 2012 or December 31, 2011.

We believe that domestic cash flows from operations, together with existing cash and cash equivalents and short-term investments, will continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment schedules and material capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash flows from operations, together with existing cash and cash equivalents, will continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and for the foreseeable future thereafter.

Cash provided by (used in) operating, investing and financing activities

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash provided by (used in) operating activities	$69,507	$(25,878)
Cash (used in) provided by investing activities	$(57,928)	$18,875
Cash used in financing activities	$(516)	$(137,134)
Effect of exchange rates on cash and cash equivalents	$2,748	$2,354

Net increase (decrease) in cash	$13,811	$(141,783)

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. For the three months ended March 31, 2012, we had cash provided by operating activities of $69.5 million compared to cash used in operating activities of $25.9 million for the three months ended March 31, 2011. The $95.4 million year-over-year increase primarily reflects increased collections of our accounts receivable and lower payments for income taxes.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest costs and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash used in investing activities was $57.9 million for the three months ended March 31, 2012 compared to $18.9 million of cash provided by investing activities for the three months ended March 31, 2011. The year-over-year decrease of $76.8 million primarily reflects increased purchases and decreased proceeds from the maturation of short-term investments during the three months ended March 31, 2012.

Cash flows from financing activities

Cash used in financing activities was $0.5 million and $137.1 million for the three months ended March 31, 2012 and 2011, respectively. The year-over-year decrease primarily reflects the cash payments made during the three months ended March 31, 2011 to service and refinance the 2010 Credit Facility, as amended.

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

A significant percentage of our revenues from our index-linked investment products are based on fees earned on the value of assets invested in securities denominated in currencies other than the U.S. dollar. For all operations outside the United States where the Company has designated the local non-U.S. dollar currency as the functional currency, revenue and expenses are translated using average monthly exchange rates and assets and liabilities are translated into U.S. dollars using month-end exchange rates. For these operations, currency translation adjustments arising from a change in the rate of exchange between the functional currency and the U.S. dollar are accumulated in a separate component of shareholders’ equity. In addition, transaction gains and losses arising from a change in exchange rates for transactions denominated in a currency other than the functional currency of the entity are reflected in other non-operating expense (income).

Revenues from index-linked investment products represented approximately $34.6 million, or 15.1%, and $37.9 million, or 17.0%, of our operating revenues for the three months ended March 31, 2012 and 2011, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a large majority of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in euros, Japanese yen, pounds sterling, Canadian dollars and a limited number of other non-U.S. dollar currencies. For the three months ended March 31, 2012 and 2011, approximately 12.8% and 13.6% of our revenues, respectively, were invoiced in currencies other than U.S. dollars. For the three months ended March 31, 2012, 59.6% of our foreign currency revenues were in Euros, 23.6% were in Japanese yen and 9.5% were in British pounds sterling. For the three months ended March 31, 2011, 62.0% of our foreign currency revenues were in Euros, 20.9% were in Japanese yen and 9.6% were in British pounds sterling.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $52.5 million, or 35.5%, and $51.0 million, or 34.7%, of our expenses for the three months ended March 31, 2012 and 2011, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Swiss francs, Hungarian forints, Hong Kong dollars, Euros, Indian rupees and Mexican pesos. Expenses paid in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. As a result of these positions, we recognized foreign currency exchange losses of $1.6 million for the three months ended March 31, 2012 and foreign currency exchange gains of $0.5 million for the three months ended March 31, 2011. These amounts were recorded in “Other expense (income)” in our Condensed Consolidated Statements of Income. Although we do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency, we minimize exposure by reducing the value of the assets and liabilities in currencies other than the functional currency of the legal entity in which they are located.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $266.0 million, and $252.2 million at March 31, 2012 and December 31, 2011, respectively. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. At March 31, 2012 and December 31, 2011, we had invested $194.2 million and $140.5 million, respectively, in debt securities with maturity dates ranging from 91 to 360 days from the date of purchase. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the credit facility, as amended, bear interest at a rate equal to the sum of the greater of LIBOR and 1.00%, and a margin of 2.50%, which margin will be subject to adjustment based on our leverage ratio.

The Company entered into interest rate swap agreements which will be amortized through August 2013. The swap agreements were designated as cash flow hedges of interest rate risk and qualify for hedge accounting treatment under ASC Subtopic 815-10. Changes in LIBOR will affect the interest rate on the portion of our credit facilities which have not been hedged by the interest rate swaps and, therefore, our costs under the credit facilities. Assuming an average of $660.0 million of variable rate debt outstanding, a hypothetical 1.76% basis point increase in LIBOR for a one year period would result in approximately $6.6 million of additional interest rate expense.

We recorded a pre-tax loss in other comprehensive income of $3.1 million ($1.9 million after tax) as of March 31, 2012 as a result of the fair value measurement of these swaps. The fair value of these swaps is included in other accrued liabilities on our Consolidated Statement of Financial Condition.

On May 4, 2012, we amended and restated our existing senior secured credit facilities consisting of a senior secured Term Loan B Facility and Senior Secured Revolving Credit Facility, which were originally entered into on June 1, 2010 as amended by Amendment No. 1 dated as of February 4, 2011 and Amendment No. 2 dated as of March 14, 2011 (the credit agreement as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured 5-year Term Loan A Facility in an aggregate amount of $880.0 million. The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to repay the remaining outstanding principal of the existing Term Loan B Facility. In connection with the repayment of the Term Loan B Facility, we terminated our then-existing interest rate swaps. These events could result in a greater sensitivity to interest rate volatility. See “Item 1. Unaudited Condensed Consolidated Financial Statements, Note 14. ‘Subsequent Events,’” of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of March 31, 2012, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended March 31, 2012 in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The risk factors presented below supplement, update, supersede and/or replace, as appropriate, risk factors appearing under the heading “Risk Related to Our Business” in that Annual Report.

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

Many of our data suppliers compete with one another and, in some cases, with us. For example, ISS relies on a data feed agreement with Broadridge Financial Solutions which allows for a large number of proxy ballots to be received, and proxy votes to be processed, electronically, minimizing the manual aspects of the proxy voting process and limiting the risk of error inherent in manual processes. If the data feed agreement with Broadridge was terminated, we would have to incur significant expenses in order to input our clients’ voting instructions directly into Broadridge’s proprietary electronic voting systems and our business and results of operations would be materially and adversely affected. Since ISS also competes with Broadridge in some markets with respect to providing certain aspects of proxy voting services, there may be circumstances under which Broadridge may have an incentive to not renew ISS’s data feed agreement or to offer renewal terms which we may deem unreasonable. Some of our agreements with data suppliers allow them to cancel on short notice and we have not completed formal agreements with all of our data suppliers, such as certain stock exchanges. From time to time we receive notices from data suppliers, including stock exchanges, threatening to terminate the provision of their data to us, and some data suppliers, including at least one stock exchange, have terminated the provision of their data to us. For example, the BM&FBOVESPA Exchange (“BVMF”) in Brazil has notified us that if we do not reach a formal agreement regarding our use of BVMF’s real time price data, BVMF will consider taking a number of actions, including terminating the Company’s access to BVMF’s real time price data. Termination of one or more of our significant data agreements or exclusion from, or restricted use of, or litigation in connection with, a data provider’s information could decrease the available information for us to use (and offer our clients) and may have a material adverse effect on our business, financial condition or results of operations.

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

On May 4, 2012, we amended and restated our existing senior secured credit facilities consisting of a senior secured Term Loan B Facility and Revolving Credit Facility, which were originally entered into on June 1, 2010 as amended by Amendment No. 1 dated as of February 4, 2011 and Amendment No. 2 dated as of March 14, 2011 (the credit facility as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured 5-year Term Loan A Facility in an aggregate amount of $880.0 million and a new $100.0 million senior secured revolving facility (“New Revolving Credit Facility”). The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to prepay the remaining outstanding principal of the existing Term Loan B Facility. The Term Loan A Facility and New Revolving Credit Facility mature on May 4, 2017.

The Amended and Restated Credit Facility is guaranteed on a senior secured basis by each of our direct and indirect wholly-owned domestic subsidiaries and secured by a valid and perfected first priority lien and security interest in substantially all of the shares of the capital stock of our present and future domestic subsidiaries and up to 65% of the shares of capital stock of our foreign subsidiaries, substantially all of our and our domestic subsidiaries’ present and future property and assets and the proceeds thereof. In addition, the Amended and Restated Credit Facility contains restrictive covenants that limit our ability and our existing and future subsidiaries’ abilities to, among other things, incur liens; incur additional indebtedness; make or hold investments; make acquisitions, merge, dissolve, liquidate, consolidate with or into another person; sell, transfer or dispose of assets; pay dividends or other distributions in respect of our capital stock; change the nature of our business; enter into any transactions with affiliates other than on an arm’s length basis; and prepay, redeem or repurchase debt.

The Amended and Restated Credit Facility also requires us and our subsidiaries to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis until the termination of the Amended and Restated Credit Facility: (1) the maximum total leverage ratio (as defined in the Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed 3.25:1.00 and (2) the minimum interest coverage ratio (as defined in the Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall be at least 5.00:1.00.

In addition, our Amended and Restated Credit Facility contains the following affirmative covenants, among others: periodic delivery of financial statements, budgets and officer’s certificates; payment of other obligations; compliance with laws and regulations; payment of taxes and other material obligations; maintenance of property and insurance; performance of material leases; right of the lenders to inspect property, books and records; notices of defaults and other material events; and maintenance of books and records.

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

In July 2010 and March 2011, we entered into interest rate swap agreements to reduce our interest rate risk and to manage interest expense under our then-existing credit facilities. On May 4, 2012, we terminated our then-existing interest rate swaps in connection with the execution of the Amended and Restated Credit Facility. While we are not required to enter into new interest rate swaps to hedge our debt under the Amended and Restated Credit Facility, we may engage in similar transactions in the future. Our interest rate swaps effectively changed a portion of our variable-rate debt obligations pursuant to our credit facilities to fixed-rate debt obligations. Developing an effective strategy for movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. In addition, the counterparty to a derivate instrument could default on its obligation thereby exposing us to credit risk. Further, we may have to repay certain costs, such as transaction fees or brokerage costs, if a derivate instrument is terminated by us. Finally, our interest rate risk management activities could expose us to substantial losses if interest rates move materially differently from our expectations. As a result, our economic hedging activities may not effectively manage our interest rate sensitivity or have the desired beneficial impact on our financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the quarter ended March 31, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1
(January 1, 2012-January 31, 2012)
Employee Transactions (1)	70,039	$32.97	N/A	N/A

Month #2
(February 1, 2012-February 29, 2012)
Employee Transactions (1)	—	$—	N/A	N/A

Month #3
(March 1, 2012-March 31, 2012)
Employee Transactions (1)	—	$—	N/A	N/A

Total
Employee Transactions (1)	70,039	$32.97	N/A	N/A

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Amended and Restated Credit Facility

On May 4, 2012, we amended and restated our existing senior secured credit facilities consisting of a senior secured Term Loan B Facility and revolving credit facility, which were originally entered into on June 1, 2010 and amended by Amendment No. 1 dated as of February 4, 2011 and Amendment No. 2 dated as of March 14, 2011 (the credit facilities as so amended and restated, the “Amended and Restated Credit Facility”).

The Amended and Restated Credit Facility provides for the incurrence of a new senior secured 5-year Term Loan A Facility in an aggregate amount of $880.0 million and a new $100.0 million revolving credit facility (“New Revolving Credit Facility”). The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to prepay the remaining outstanding principal of the existing Term Loan B Facility. The Term Loan A Facility and New Revolving Credit Facility mature on May 4, 2017.

The Term Loan A Facility will initially bear interest of LIBOR plus 2.25%. The interest rate applicable to the Company’s borrowings is subject to the leverage based step-downs set forth in the Amended and Restated Credit Facility.

See Part II, Item 1A. Risk Factors—“Our Indebtedness could materially adversely affect our business, financial condition or results of operations” for a summary of the basis on which the obligations under the Amended and Restated Security Agreement are secured and the restrictive and affirmative covenants, including financial ratios with which the Company must comply. See Note 14, “Subsequent Events—Credit Facility” of the Notes to the Unaudited Condensed Consolidated Financial Statements and for a discussion of the Amended and Restated Credit Facility.

The foregoing description of the Amended and Restated Credit Facility is qualified in its entirety by reference to the full text of the Amended and Restated Credit Facility, a copy of which is filed herewith as Exhibit 10.26.

Third Amended and Restated Certificate of Incorporation

At MSCI’s annual shareholders meeting held on May 2, 2012, the shareholders approved amendments to the Company’s Amended and Restated Certificate of Incorporation to (i) eliminate the 250 million authorized shares of class B common stock, (ii) increase the total number of authorized shares of class A common stock by 250 million (the aggregate number of shares of class B common stock being eliminated) to 750 million, (iii) rename the Company’s class A common stock as “common stock” and (iv) make certain other conforming changes. The amendments became effective upon the filing of the Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on May 2, 2012. A copy of the Third Amended and Restated Articles of Incorporation, dated May 2, 2012, is filed herewith as Exhibit 3.1.

Amended and Restated Bylaws of the Company

On May 1, 2012, the Board of Directors of the Company adopted Amended and Restated Bylaws of the Company to, among other things, (i) clarify that stockholder meetings may be held by means of remote communication, (ii) clarify that stockholders and proxy holders may attend and vote by remote communication, (iii) provide that all matters other than the election of directors submitted to stockholders are decided by the vote of the majority of all votes cast with respect to the matter (except in contested elections, where each director is elected by the vote of the majority of all votes cast with respect to that director), (iv) provide that records of actions taken without a meeting of the Board of Directors may be maintained in electronic form and (v) provide that attendance at a meeting shall constitute waiver of notice of such meeting, except where the person attends the meeting for the express purpose of objecting to the meeting because it was not lawfully called or convened.

The Amended and Restated Bylaws were deemed effective immediately upon adoption and supersede and replace the existing bylaws of the Company. The foregoing description of the amendment to the Company’s Amended and Restated Bylaws of the Company is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws of the Company, a copy of which is filed herewith as Exhibit 3.2.

Item 6.	Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2012

MSCI INC.
(Registrant)

By:	/s/ David M. Obstler
David M. Obstler Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Authorized Signatory

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED MARCH 31, 2012

# 3.1	Third Amended and Restated Certificate of Incorporation

# 3.2	Amended and Restated Bylaws

#4.1	Form of Common Stock Certificate

#10.26	Amended and Restated Credit Agreement dated as of May 4, 2012 among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Swing Line Linder and L/C Issuer, Morgan Stanley & Co. Incorporated, as Collateral Agent and the other lenders party thereto

*#10.36	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. Independent Directors’ Equity Compensation Plan.

11	Statement Re: Computation of Earnings Per Common share (The calculation of per share earnings is in Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

# 15	Letter of awareness from Deloitte & Touche LLP, dated May 4, 2012, concerning unaudited interim financial information

# 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

# 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

** 32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*** 101.INS	XBRL Instance Document

*** 101.SCH	XBRL Taxonomy Extension Schema Document

*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#	Filed herewith.
*	Indicates management compensation plan, contract or arrangement.
**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-1