Form 10-K/A
period 2011-12-31
MSCI Inc.
filed 2012-07-20
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011,

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

EXPLANATORY NOTE

MSCI Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2011, which was originally filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012 (“original Form 10-K”). The sole purpose of this Amendment is to re-file an amended Exhibit 10.63 in response to comments received from the SEC on a confidential treatment request we made for certain portions of Exhibit 10.63 filed with our original Form 10-K.

No revisions are being made to our financial statements, and other than changes to references in Part IV, Item 15 and the Exhibit Index, and the filing of Exhibit 10.63 and the currently dated 302 certifications, no other modifications or changes have been made to our original Form 10-K or the exhibits filed therewith. As such, this Amendment should be read in conjunction with the original Form 10-K. The information contained in this Amendment does not reflect events occurring subsequent to the filing of our original Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) Exhibits

The information required by this Item is set forth on the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of July, 2012.

MSCI INC.
By:	/s/ Henry A. Fernandez

Name: Henry A. Fernandez Title: Chairman, Chief Executive Officer and President

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 28, 2010 among MSCI Inc., RiskMetrics Group, Inc. and Crossway Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33812), filed with the SEC on March 1, 2010 and incorporated by reference herein)

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

3.2	Amended and Restated By-laws (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

4.1	Form of Senior Debt Indenture (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-159311), filed with the SEC on May 18, 2009 and incorporated by reference herein)

4.2	Form of Subordinated Debt Indenture (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-159311) filed with the SEC on May 18, 2009 and incorporated by reference herein)

10.1#†	Index License Agreement for Funds, dated as of March 18, 2000, between Morgan Stanley Capital International and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit replaces the exhibit originally filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007.

10.2#†	Amendment to Index License Agreement for Funds between Morgan Stanley Capital International and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit replaces the exhibit originally filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007.

10.3†	Letter Agreement to Amend MSCI-BGI Fund Index License Agreement, dated as of June 21, 2001, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit originally filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 has been replaced by Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the period ended November 30, 2010 (File No. 001-3382), filed with the SEC on January 31, 2011 and incorporated by reference herein.

10.4†	Addendum to the Index License Agreement for Funds, dated as of September 18, 2002, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.5†	Amendment to the Index License Agreement for Funds, dated as of December 3, 2004, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on October 26, 2007 and incorporated by reference herein)

10.6†	Amendment to the Index License Agreement for Funds, dated as of May 1, 2005, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.7†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2006, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), with the SEC on October 26, 2007 and incorporated by reference herein)

Exhibit Number	Description

10.8†	Amendment to Index License Agreement for Funds, dated as of June 5, 2007, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit originally filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 has been replaced by Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended November 30, 2010 (File No. 001-3382), filed with the SEC on January 31, 2011 and incorporated by reference herein.

10.9#	Amendment to Index License Agreement for Funds, dated as of November 7, 2008, between MSCI Inc. and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit replaces the exhibit originally filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 001-33812), filed with the SEC on January 29, 2009.

10.10†	Amendment to Index License Agreement for Funds, dated as of December 8, 2009, between MSCI Inc. and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit originally filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 001-33812), filed with the SEC on January 29, 2010 has been replaced by Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2010 (File No. 001-33812), filed with the SEC on July 2, 2010 and incorporated by reference herein.

10.11	Amendment to Index License Agreement for Funds, dated as of April 1, 2009, between MSCI Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 001-33812), filed with the SEC on January 29, 2010 and incorporated by reference herein)

10.12†	Amendment to Index License Agreement for Funds, dated as of May 21, 2009, between MSCI Inc. and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit originally filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 001-33812), filed with the SEC on January 29, 2010 has been replaced by Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2010 (File No. 001-33812), filed with the SEC on July 2, 2010 and incorporated by reference herein.

10.13	Amendment to Index License Agreement for Funds, dated as of September 30, 2009, between MSCI Inc. and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit originally filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 001-33812), filed with the SEC on January 29, 2010 has been replaced by Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2010 (File No. 001-33812), filed with the SEC on July 2, 2010 and incorporated by reference herein.

10.14	Amendment to Index License Agreement for Funds, dated as of October 6, 2009, between MSCI Inc. and Barclays Global Investors, N.A. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 001-33812), filed with the SEC on January 29, 2010 and incorporated by reference herein).

10.15#†	Amendment to Index License Agreement for Funds, dated as of October 27, 2009, between MSCI Inc. and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit replaces the exhibit originally filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 001-33812), filed with the SEC on January 29, 2010.

10.16	Trademark License Agreement, dated as of March 18, 2002, between Morgan Stanley Dean Witter & Co. and Morgan Stanley Capital International Inc. (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on September 26, 2007 and incorporated by reference herein)

10.17	Amendment No. 1 to Trademark License Agreement, dated July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

Exhibit Number	Description

10.18	Intellectual Property Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.19	Amendment No. 1 to Intellectual Property Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.20	Services Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.21	Amendment No. 1 to Services Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.22	Letter Agreement to Services Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 22, 2009 and incorporated by reference herein)

10.23	Tax Sharing Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.24	Shareholder Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.25	Amended and Restated Shareholder Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.26	Credit Agreement, dated as of June 1, 2010 among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley & Co. Incorporated, as Collateral Agent, Morgan Stanley Senior Funding, Inc., as Swing Line Lender and L/C Issuer and the other lenders party thereto (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-33812), filed with the SEC on June 7, 2010 and incorporated by reference herein), as amended by Amendments No. 1 and 2 thereto, dated as of February 4, 2011 and March 14, 2011, respectively, each among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley & Co. Incorporated, as Collateral Agent, Morgan Stanley Senior Funding, Inc., as Swing Line Lender and L/C Issuer and the other lenders party thereto (filed as Exhibits 2.1 and 2.2 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on March 18, 2011 and incorporated by reference herein)

10.27	Asset Purchase Agreement, dated July 22, 2008, between MSCI Inc. and Morgan Stanley (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 (File No. 001-33812), filed with the SEC on October 6, 2008 and incorporated by reference herein)

10.28	Separation Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 22, 2009 and incorporated by reference herein)

10.29	Employee Matters Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 22, 2009 and incorporated by reference herein)

10.30*	MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (filed as Annex B to the Company’s Definitive Proxy Statement filed with the SEC on February 28, 2008 (File No. 001-33812) and incorporated by reference herein)

10.31*	MSCI Independent Directors’ Equity Compensation Plan (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein) as amended and restated by Exhibit 10.39.

Exhibit Number	Description

10.32*	MSCI Inc. Performance Formula and Incentive Plan (filed as Annex C to the Company’s Definitive Proxy Statement filed with the SEC on February 28, 2008 (File No. 001-33812) and incorporated by reference herein)

10.33*	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificates for Stock Units (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.34*	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificates for Stock Units for Named Executive Officers (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.35*	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.36*	MSCI Independent Directors’ Equity Incentive Compensation Plan 2007 Award Certificate for Stock Units (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 001-33812), filed with the SEC on February 28, 2008 and incorporated by reference herein)

10.37*	Summary of Relocation and Expatriate Benefits for C.D. Baer Pettit (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-144975), filed with the SEC on November 6, 2007 and incorporated by reference herein)

10.38*	MSCI Equity Incentive Compensation Plan Form of Award Certificate for Stock Units for Executive Officers and the General Counsel (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 001-33812), filed with the SEC on January 29, 2009 and incorporated by reference herein)

10.39*	MSCI Independent Directors’ Equity Compensation Plan as amended and restated on January 12, 2011 (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.40*	RiskMetrics Group, Inc. 2000 Stock Option Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-165888), filed with the SEC on June 3, 2010 and incorporated by reference herein)

10.41*	RiskMetrics Group, Inc. 2004 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-165888), filed with the SEC on June 3, 2010 and incorporated by reference herein)

10.42*	Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan (filed as Exhibit 99.3 on Form S-8 (File No. 333-165888), filed with the SEC on June 3, 2010 and incorporated by reference herein)

10.43*	RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (originally filed as Exhibit 99.4 on Form S-8 (File No. 333-165888), filed with the SEC on June 3, 2010) has been replaced by Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 001-33812), filed with the SEC on August 5, 2011 and incorporated by reference herein)

10.44*	Form of Performance Award for Restricted Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.45	Form of Performance Award for Restricted Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan (filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.46	Form of Award Agreement for Restricted Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

Exhibit Number	Description

10.47*	Form of Award Agreement for Restricted Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.48	Form of Award Agreement for Restricted Stock Units for Employees under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.49*	Form of Award Agreement for Restricted Stock Units for Named Executive Officers under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.50	Form of Performance Award Agreement for Performance Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.51*	Form of Performance Award Agreement for Performance Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.52	Form of Performance Award Agreement for Performance Stock Units for Employees under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.53*	Form of Performance Award Agreement for Performance Stock Units for Named Executive Officers under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.54*	Form of Award Agreement for 2010 Price Vested Stock Option Award for the Chief Executive Officer under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.55†	Datafeed License Agreement, dated October 27, 2003, between ISS and ADP Investor Communications Services, Inc. (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2010 (File No. 001-33812), filed with the SEC on July 2, 2010 and incorporated by reference herein)

10.56†	First Amendment to Datafeed License Agreement, dated as of January 3, 2005, between ISS and ADP Investor Communications Services, Inc. (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2010 (File No. 001-33812) filed with the SEC on July 2, 2010 and incorporated by reference herein)

10.57†	Amendment to Index License Agreement for Funds, dated as of December 15, 2009, between MSCI Inc. and Blackrock Institutional Trust Company, N.A. (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the period ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

Exhibit Number	Description

10.58#	Amendment to Index License Agreement for Funds, dated as of June 13, 2011, between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (This exhibit replaces the exhibit originally filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the period ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011)

10.59	Amendment to Index License Agreement for Funds, dated as of May 20, 2010 (filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the period ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.60†	Schedule No. 11043 to the Master Index License Agreement for Index Based Funds between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.), dated as of September 1, 2010 (filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the period ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011 and incorporated by reference herein)

10.61#†	Amendment to the Index License Agreement for Funds, dated as of November 19, 2010 between MSCI Inc. and Barclays Global Investors, N.A. Due to a change in the confidential treatment of certain information contained therein, this exhibit replaces the exhibit originally filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the period ended November 30, 2010 (File No. 001-33812), filed with the SEC on January 31, 2011.

10.62#	Amendment to the Index License Agreement for Funds, dated as of June 21, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)

10.63##††	Amendment to the Index License Agreement for Funds, dated as of July 1, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

10.64#††	Amendment to the Index License Agreement for Funds, dated as of August 23, 2011, by and between MSCI Inc. and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

10.65#	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)

10.66#††	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

10.67#	Amendment to the Index License Agreement for Funds, dated as of December 16, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International, Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

10.68	Agreement of Lease dated September 16, 2011, by and between 7 World Trade Center, LLC and MSCI Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on September 22, 2011 and incorporated by reference herein)

10.69*	Director Deferral Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 001-33812), filed with the SEC on August 5, 2011 and incorporated by reference herein)

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Deloitte & Touche LLP

24.1#	Powers of Attorney (included as part of Signature Page)

31.1##	Rule 13a-14(a) Certification of Chief Executive Officer

31.2##	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

#	Filed with the original Form 10-K.
##	Filed herewith.
*	Indicates a management compensation plan, contract or arrangement.
**	Furnished with the original Form 10-K.
***	As provided in Rule 406T of Regulation S-T, this information was furnished with the original Form 10-K and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
†	Confidential treatment has been granted for a portion of this exhibit.
††	Confidential treatment requested.