Form 10-Q
period 2012-06-30
MSCI Inc.
filed 2012-08-03
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 001-33812

MSCI INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4038723
(State of Incorporation)	(I.R.S. Employer Identification Number)

7 World Trade Center 250 Greenwich Street, 49th Floor New York, New York	10007
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 804-3900

One Chase Manhattan Plaza, 44th Floor, New York, New York, 10005

(Former name, former address and former fiscal year, if changed since last report)

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

As of July 30, 2012, there were 121,795,503 shares of the Registrant’s common stock, $0.01 par value, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

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

MSCI Inc.’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer and its Chief Financial Officer. MSCI Inc. will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”) on its internet site. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, 7 World Trade Center, 250 Greenwich Street, 49th Floor, New York, NY 10007; (212) 804-1583. The information on MSCI Inc.’s internet site is not incorporated by reference into this report.

PART I

Item 1.	Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	As of
	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$273,307	$252,211
Short-term investments	86,460	140,490
Trade receivables (net of allowances of $603 and $857 as of June 30, 2012 and December 31, 2011, respectively)	136,074	180,566
Deferred taxes	47,612	40,952
Prepaid taxes	37,927	38,022
Prepaid and other assets	23,721	25,702

Total current assets	605,101	677,943
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $63,973 and $60,088 at June 30, 2012 and December 31, 2011, respectively)	54,793	37,623
Goodwill	1,708,585	1,708,585
Intangible assets (net of accumulated amortization of $284,717 and $255,579 at June 30, 2012 and December 31, 2011, respectively)	612,963	644,881
Other non-current assets	13,448	23,964

Total assets	$2,994,890	$3,092,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$657	$239
Accrued compensation and related benefits	57,169	107,506
Other accrued liabilities	49,044	45,504
Current maturities of long-term debt	43,070	10,339
Deferred revenue	333,890	289,217

Total current liabilities	483,830	452,805
Long-term debt, net of current maturities	833,175	1,066,548
Deferred taxes	230,232	240,456
Other non-current liabilities	37,997	27,755

Total liabilities	1,585,234	1,787,564

Commitments and Contingencies (see Note 8)

Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized at June 30, 2012 and 500,000,000 class A shares and 250,000,000 class B shares authorized at December 31, 2011; 123,355,622 common shares issued at June 30, 2012 and 122,713,226 class A shares issued at December 31, 2011; and 121,776,505 common shares outstanding at June 30, 2012 and 121,212,191 class A shares outstanding at December 31, 2011, respectively; no class B shares issued and outstanding at December 31, 2011)	1,233	1,227
Treasury shares, at cost (1,579,117 and 1,501,035 shares at June 30, 2012 and December 31, 2011, respectively)	(52,420)	(49,827)
Additional paid in capital	1,020,046	995,665
Retained earnings	444,973	363,461
Accumulated other comprehensive income (loss)	(4,176)	(5,094)

Total shareholders’ equity	1,409,656	1,305,432

Total liabilities and shareholders’ equity	$2,994,890	$3,092,996

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
Operating revenues	$238,565	$226,483	$467,617	$449,781

Cost of services	73,243	68,840	145,534	139,058
Selling, general and administrative	57,602	53,321	113,038	104,739
Restructuring	(22)	40	(51)	4,471
Amortization of intangible assets	15,959	16,423	31,918	33,115
Depreciation and amortization of property, equipment and leasehold improvements	4,662	5,168	9,078	10,278

Total operating expenses	151,444	143,792	299,517	291,661

Operating income	87,121	82,691	168,100	158,120

Interest income	(237)	(186)	(460)	(329)
Interest expense	29,581	12,852	41,936	29,439
Other expense (income)	516	383	1,124	6,024

Other expense (income), net	29,860	13,049	42,600	35,134

Income before provision for income taxes	57,261	69,642	125,500	122,986
Provision for income taxes	19,715	23,982	43,988	43,805

Net income	$37,546	$45,660	$81,512	$79,181

Earnings per basic common share	$0.31	$0.38	$0.66	$0.65

Earnings per diluted common share	$0.30	$0.37	$0.66	$0.64

Weighted average shares outstanding used in computing earnings per share
Basic	122,030	120,592	121,892	120,438

Diluted	123,295	122,235	123,204	122,125

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
Net income	$37,546	$45,660	$81,512	$79,181
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,591)	2,234	(62)	4,107
Income tax effect	1,378	(875)	(12)	(1,607)

Foreign currency translation adjustments, net	(2,213)	1,359	(74)	2,500

Unrealized gains (losses) on cash flow hedges	496	(2,515)	524	(2,523)
Income tax effect	(190)	984	(223)	987

Unrealized gains (losses) on cash flow hedges, net	306	(1,531)	301	(1,536)

Unrealized gains on available-for-sale securities	7	1	(2)	1
Income tax effect	(3)	—	—	—

Unrealized gains on available-for-sale securities, net	4	1	(2)	1

Pension and other post-retirement adjustments	896	(37)	913	(41)
Income tax effect	(215)	8	(220)	8

Pension and other post-retirement adjustments, net	681	(29)	693	(33)

Other comprehensive income, net of tax	(1,222)	(200)	918	932

Comprehensive income	$36,324	$45,460	$82,430	$80,113

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
	(unaudited)
Cash flows from operating activities
Net income	$81,512	$79,181
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	31,918	33,115
Share-based expense	11,872	16,462
Depreciation and amortization of property, equipment and leasehold improvements	9,078	10,278
Amortization of debt origination fees	16,599	3,127
Deferred taxes	(17,516)	4,226
Amortization of discount on long-term debt	4,834	571
Excess tax benefits from share-based compensation	(1,659)	(3,763)
Other non-cash adjustments	(299)	1,049
Changes in assets and liabilities, net of assets and liabilities acquired:
Trade receivables	44,714	(37,957)
Prepaid income taxes	1,777	(11,918)
Prepaid and other assets	(132)	(3,549)
Accounts payable	414	432
Deferred revenue	44,979	26,796
Accrued compensation and related benefits	(46,768)	(38,862)
Other accrued liabilities	(2,107)	1,528
Other	10,850	(470)

Net cash provided by operating activities	190,066	80,246

Cash flows from investing activities
Proceeds from redemption of short-term investments	130,434	71,181
Purchase of short-term investments	(76,331)	(109,427)
Capital expenditures	(19,946)	(6,732)

Net cash provided by (used in) investing activities	34,157	(44,978)

Cash flows from financing activities
Proceeds from borrowing	876,087	1,125,000
Repayment of long-term debt	(1,081,563)	(1,271,438)
Payment of debt issuance costs	(3,870)	—
Repurchase of treasury shares	(2,483)	(2,914)
Proceeds from exercise of stock options	7,555	12,615
Excess tax benefits from share-based compensation	1,659	3,763

Net cash used in financing activities	(202,615)	(132,974)

Effect of exchange rate changes	(512)	4,178

Net increase (decrease) in cash	21,096	(93,528)
Cash and cash equivalents, beginning of period	252,211	269,423

Cash and cash equivalents, end of period	$273,307	$175,895

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,406	$29,906

Cash paid for income taxes	$57,753	$52,825

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$7,940	$5,356

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of June 30, 2012 and December 31, 2011, the results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated financial statement information as of December 31, 2011 has been derived from the 2011 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of revenue, the allowance for doubtful accounts, impairment of long-lived assets, accrued compensation, income taxes and other matters that affect the condensed consolidated financial statements and related disclosures. The Company believes that estimates used in the preparation of these condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.

Inter-company balances and transactions are eliminated in consolidation.

Adjustment to Revenues

During the six months ended June 30, 2012, as a result of a one-time adjustment, the Company recorded a $5.2 million cumulative revenue reduction to correct an error related to revenues previously reported through December 31, 2011. The effect of recording this adjustment in the first quarter resulted in a one-time decrease to the energy and commodity analytics products revenues in the Company’s Condensed Consolidated Statement of Income and an increase in deferred revenues in the Company’s Condensed Consolidated Statement of Financial Condition. It was determined that under Accounting Standards Codification (“ASC”) Subtopic 985-605, “Software Revenue Recognition,” the Company incorrectly established vendor specific objective evidence for certain energy and commodity analytics products and as a result should not have been recognizing a substantial portion of the revenue immediately upon delivery or renewal of a time based subscription license, the terms of which are generally one year. Rather, the entire license fee should be recognized ratably over the term of the license. As such, the Company made the cumulative adjustment effective January 1, 2012 and started recognizing revenue related to all contracts still in effect as of this date ratably over the remainder of the term. The Company will recognize revenue ratably over the contract term for any new contracts entered into on January 1, 2012 and thereafter. Based upon an evaluation of all relevant factors, management believes the correcting adjustment did not have a material impact on the Company’s previously reported results and, accordingly, has determined that restatement of previously issued financial statements is not necessary.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentrations

The Company licenses its products and services primarily to investment managers principally in the United States, Europe and Asia. The Company maintains an allowance on customer accounts where estimated losses may result from the inability of its customers to make required payments.

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents held on deposit and short-term investments. At June 30, 2012 and December 31, 2011, cash and cash equivalents held primarily on deposit were $273.3 million and $252.2 million, respectively. At June 30, 2012 and December 31, 2011, the Company had invested $86.5 million and $140.5 million, respectively, in debt securities with maturity dates ranging from 91 to 360 days from the date of purchase.

For the three and six months ended June 30, 2012 and 2011, no single customer accounted for 10.0% or more of the Company’s operating revenues.

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

3. RESTRUCTURING

During the year ended November 30, 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics (the “Restructuring Plan”). Restructuring includes expenses associated with the elimination of overlapping positions and duplicative occupancy costs and the termination of overlapping vendor contracts.

The Company recorded less than $0.1 million of restructuring benefits during the six months ended June 30, 2012, relating to adjustments made for costs previously accrued for the elimination of overlapping positions. The Company recorded $4.4 million of restructuring expenses in connection with the Restructuring Plan during the six months ended June 30, 2011. Of this amount, less than $0.1 million was related to the accelerated vesting of share-based compensation awards triggered by the elimination of overlapping positions and $0.7 million was related to the write-off of assets associated with the exit of certain leases. The accelerated vesting of share-based compensation awards is not accounted for as a restructuring liability under the line item “Other accrued liabilities” but is instead recorded under the line item “Additional paid in capital” in the Company’s Condensed Consolidated Statement of Financial Condition.

During the six months ended June 30, 2011, $2.3 million of the restructuring expenses were recorded under the Company’s Performance and Risk operating segment and $2.1 million were recorded under the Company’s Governance operating segment.

The table below summarizes the accrual and charges incurred with respect to the Company’s Restructuring Plan that are included in the line items “Other accrued liabilities” in the Company’s Condensed Consolidated Statement of Financial Condition as of December 31, 2011 and June 30, 2012:

(in thousands)	Severance	Lease termination	Total
Accrued Balance, December 31, 2011	$72	$667	$739
Restructuring benefits	(51)	—	(51)
Cash payments	(21)	(315)	(336)

Accrued Balance, June 30, 2012	$—	$352	$352

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligibility requirements. Diluted earnings per share reflects the assumed conversion of all dilutive securities. There were 8,710 and 4,355 anti-dilutive stock options excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2012, respectively. There were 18,765 and 9,383 anti-dilutive stock options excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2011, respectively.

The Company computes earnings per share using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income	$37,546	$45,660	$81,512	$79,181
Less: Allocations of earnings to unvested restricted stock units (1)	(229)	(433)	(496)	(749)

Earnings available to MSCI common shareholders	$37,317	$45,227	$81,016	$78,432

Basic weighted average common shares outstanding	122,030	120,592	121,892	120,438

Basic weighted average common shares outstanding	122,030	120,592	121,892	120,438
Effect of dilutive securities:
Stock options	1,265	1,643	1,312	1,687

Diluted weighted average common shares outstanding	123,295	122,235	123,204	122,125

Earnings per basic common share	$0.31	$0.38	$0.66	$0.65

Earnings per diluted common share	$0.30	$0.37	$0.66	$0.64

(1)	The restricted stock units participate in all of the earnings of the Company in the computation of basic earnings per share and, therefore, the restricted stock units are not included as incremental shares in the diluted EPS computation.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	SHORT-TERM INVESTMENTS

The fair value and gross unrealized gains and losses of securities available-for-sale as of the dates indicated were as follows:

(in thousands)	Amortized Cost plus Accrued Interest	Gross unrealized gains	Gross unrealized losses	Estimated Fair value
June 30, 2012
Debt securities available-for-sale
U.S. Treasury securities	$86,457	$6	$(3)	$86,460

Total	$86,457	$6	$(3)	$86,460

December 31, 2011
Debt securities available-for-sale
U.S. Treasury securities	$135,485	$9	$(2)	$135,492
Tradable certificates of deposit	5,001	—	(3)	4,998

Total	$140,486	$9	$(5)	$140,490

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and their related fair values as of June 30, 2012 and December 31, 2011 were as follows:

	As of
	June 30, 2012
(in thousands)	Total Fair Value	Total Unrealized Losses
U.S. Treasury securities	$54,101	$(3)

Total	$54,101	$(3)

	As of
	December 31, 2011
(in thousands)	Total Fair Value	Total Unrealized Losses
U.S. Treasury securities	$50,056	$(2)
Tradable certificates of deposit	2,695	(3)

Total	$52,751	$(5)

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Additionally, management assesses whether it intends to sell or would more-likely-than-not not be required to sell the investment before the expected recovery of the cost basis. Management believes it is more-likely-than-not that it will not be required to sell the investment before recovery of the cost basis.

As of June 30, 2012 and December 31, 2011, no other-than-temporary impairment had been recorded on any of the Company’s investments.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at June 30, 2012 and December 31, 2011 consisted of the following:

	As of
	June 30, 2012	December 31, 2011
	(in thousands)
Computer & related equipment	$68,022	$70,170
Furniture & fixtures	5,245	4,868
Leasehold improvements	24,171	22,219
Work-in-process (1)	21,328	454

Subtotal	118,766	97,711
Accumulated depreciation and amortization	(63,973)	(60,088)

Property, equipment and leasehold improvements, net	$54,793	$37,623

(1)

Work-in-process as of June 30, 2012 primarily relates to the build-out of the Company’s new office spaces in New York, New York and Rockville, Maryland, both of which the Company expects to begin occupying during the quarter ending September 30, 2012.

Depreciation and amortization expense of property, equipment and leasehold improvements was $4.7 million and $5.2 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $9.1 million and $10.3 million for the six months ended June 30, 2012 and 2011, respectively.

7. GOODWLL AND INTANGIBLE ASSETS

Goodwill.

The Company carries goodwill as a result of its acquisitions of Barra Inc. (“Barra”), RiskMetrics Group, Inc. (“RiskMetrics”) and Measurisk, LLC (“Measurisk”). Goodwill is tested for impairment annually or earlier when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The Company’s goodwill at June 30, 2012 and December 31, 2011 was $1,708.6 million. Approximately $1,477.5 million of the goodwill was allocated to the Performance and Risk segment and $231.1 million of the goodwill was allocated to the Governance segment.

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

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amortization expense related to intangible assets for the three months ended June 30, 2012 and 2011 was $16.0 million and $16.4 million, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2012 and 2011 was $31.9 million and $33.1 million, respectively.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets as of June 30, 2012 and December 31, 2011 are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of June 30, 2012
Customer relationships	$459,010	$(76,779)	$382,231
Trademarks/trade names	243,440	(55,775)	187,665
Technology/software	191,430	(150,844)	40,586
Proprietary process	3,800	(1,319)	2,481

Total intangible assets	$897,680	$(284,717)	$612,963

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of December 31, 2011
Customer relationships	$459,010	$(61,003)	$398,007
Trademarks/trade names	243,440	(49,336)	194,104
Technology/software	191,430	(141,457)	49,973
Proprietary process	3,800	(1,003)	2,797
Non-compete agreements	2,780	(2,780)	—

Total intangible assets	$900,460	$(255,579)	$644,881

The estimated amortization expense for succeeding years is presented below:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2012	$31,041
2013	53,087
2014	52,864
2015	52,787
2016	50,649
2017	44,566
Thereafter	327,969

Total	$612,963

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material impact on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended June 30, 2012 and 2011 was $6.9 million and $4.6 million, respectively. Rent expense for the six months ended June 30, 2012 and 2011 was $13.0 million and $9.1 million, respectively.

During the six months ended June 30, 2012, the Company leased office space in New York, New York at three locations. The first two, One Chase Manhattan Plaza and 88 Pine Street, have combined annual base rents of $3.0 million. The lease at One Chase Manhattan Plaza ends in August 2012 and the lease at 88 Pine Street ends in December 2014. On September 16, 2011, the Company entered into a new lease agreement with 7 World Trade Center, LLC, pursuant to which the Company is renting approximately 126,000 square feet of office space for its new corporate headquarters at 7 World Trade Center, New York, New York (the “Lease”). The Lease commenced on February 1, 2012 (the “Commencement Date”) and the Company began occupying its new corporate headquarters in the 7 World Trade Center offices on July 23, 2012.

The Lease is initially scheduled to expire on February 28, 2033, subject to the Company’s option to renew the Lease for an additional ten years after the initial expiration date. The Company also has the option to terminate the Lease early on February 1, 2028, subject to compliance with the terms and conditions of the Lease, including the payment of a termination fee. The aggregate rent over the life of the Lease is approximately $170.1 million plus certain customary expenses. The Company expects to recognize annual rent expense of $7.7 million related to the 7 World Trade Center offices over the life of the Lease. From February 1, 2013 (the “Rent Commencement Date”) through and including January 31, 2018, the day preceding the fifth anniversary of the Rent Commencement Date, the annual rent paid will be approximately $7.3 million. Thereafter, the annual rent to be paid increases 10.0% on each of the fifth, tenth and fifteenth anniversaries of the Rent Commencement Date.

Long-term debt. On June 1, 2010, the Company entered into a senior secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. Incorporated, as collateral agent, and the other lenders party thereto, which was comprised of (i) a $1,275.0 million six-year term loan facility (the “2010 Term Loan”) and (ii) a $100.0 million five-year revolving credit facility (the “2010 Revolving Credit Facility” and together with the 2010 Term Loan, the “2010 Credit Facility”). For unused credit under the 2010 Revolving Credit Facility, the Company paid an annual 0.75% non-usage fee. The Company was required to repay 1.00% of the principal of the 2010 Term Loan per year in quarterly installments. The 2010 Credit Facility also contained a number of mandatory prepayment requirements, including a requirement to repay a specified amount of the 2010 Term Loan annually from a portion of the Company’s excess cash flows (as defined in the 2010 Credit Facility, which varied based on the Company’s leverage ratio). Any remaining principal of the 2010 Term Loan was to be payable on the final maturity date of the facility. In February 2011, the Company made a prepayment of $56.0 million on the 2010 Term Loan from its excess cash flows.

On March 14, 2011, the Company completed the repricing of the 2010 Credit Facility pursuant to Amendment No. 2 to the 2010 Credit Facility (“Amendment No. 2”). Amendment No. 2 provided for the incurrence of a new senior secured loan (the “2011 Term Loan”) in an aggregate principal amount of $1,125.0 million. The proceeds of the 2011 Term Loan, together with $87.6 million of cash on hand, were used to repay the remaining $1,212.6 million outstanding balance of the 2010 Term Loan in full. The 2011 Term Loan was to mature in March 2017. Amendment No. 2 decreased the interest rate applicable to the 2011 Term Loan from the London Interbank Offered Rate (“LIBOR”) plus 3.25% (with a leverage-based stepdown) to LIBOR plus 2.75% (with a leverage-based stepdown) and reduced the LIBOR floor applicable to the 2011 Term Loan from 1.50% to 1.00%. The Company incurred $6.1 million in fees associated with the repricing which are reflected in “Other expense (income)” on the Company’s Condensed Consolidated Statement of Income for the six months ended June 30, 2011.

On December 30, 2011, the Company made a $35.0 million prepayment on the 2010 Credit Facility, as amended.

On May 4, 2012, the Company amended and restated its 2010 Credit Facility (the credit agreement as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured five-year Term Loan A Facility in an aggregate amount of $880.0 million (the “2012 Term Loan”) and a $100.0 million senior secured revolving facility (the “2012 Revolving Credit Facility”). The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to repay the remaining outstanding principal of the existing 2011 Term Loan. The 2012 Term Loan and the 2012 Revolving Credit Facility mature on May 4, 2017. The Company is required to repay 5.0% of the 2012 Term Loan in quarterly payments over the first two years, 10.0% of the 2012 Term Loan in quarterly payments over the next two years, and 70.0% of the 2012 Term Loan in quarterly payments over the final year.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The 2011 Term Loan bore interest equal to the greater of LIBOR or 1.00% plus 2.50%. As of June 30, 2012, the 2012 Term Loan bears interest of LIBOR plus 2.25%, or 2.49%.

The Amended and Restated Credit Facility also amended certain negative covenants, including financial covenants.

In connection with entering into the Amended and Restated Credit Facility, the Company paid $5.7 million in fees, $3.9 million of which are being deferred. These financing fees, together with $8.6 million of existing fees related to prior credit facilities continuing to be deferred, will be amortized over the life of the Amended and Restated Credit Facility. At June 30, 2012, $12.1 million of the deferred financing fees remain unamortized, $2.9 million of which is included in “Prepaid and other assets” and $9.2 million of which is included in “Other non-current assets” on the Company’s Condensed Consolidated Statement of Financial Condition.

Current maturities of long-term debt at June 30, 2012 was $43.1 million, net of a $0.9 million discount. Long-term debt, net of current maturities at June 30, 2012 was $833.2 million, net of a $2.8 million discount.

Current maturities of long-term debt at December 31, 2011 was $10.3 million, net of a $0.9 million discount. Long-term debt, net of current maturities at December 31, 2011 was $1,066.6 million, net of a $3.8 million discount.

The Company expensed $15.3 million and $1.3 million of deferred financing fees in interest expense during the three months ended June 30, 2012 and 2011, respectively. The Company amortized $16.6 million and $3.1 million of deferred financing fees in interest expense during the six months ended June 30, 2012 and 2011, respectively. Approximately $4.6 million and $0.2 million of debt discount was amortized in interest expense during the three months ended June 30, 2012 and 2011, respectively. Approximately $4.8 million and $0.6 million of debt discount was amortized in interest expense during the six months ended June 30, 2012 and 2011, respectively.

At June 30, 2012 and December 31, 2011, the fair market value of the Company’s debt obligations were $884.4 million and $1,089.7 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value as discussed in Note 9, “Fair Value Measures,” and represents Level 2 valuations. We utilize the market approach and obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

Interest Rate Swaps and Derivative Instruments. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company had entered into derivative financial instruments to manage exposures that arose from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments were used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

As a result of the repayment of the 2011 Term Loan on May 4, 2012 and the 2010 Term Loan on March 14, 2011, the Company discontinued prospective hedge accounting on its then-existing interest rate swaps as they no longer met hedge accounting requirements. The Company has not entered into new interest rate swaps to hedge its debt and it is not required to do so under the Amended and Restated Credit Facility. The Company will continue to report the net loss related to the discontinued cash flow hedges in Accumulated Other Comprehensive Income and is expected to reclassify this amount into earnings during the original contractual term of the swap agreements. During the next twelve months, the Company estimates that an additional $2.4 million will be reclassified as an increase to interest expense.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Condensed Consolidated Statements of Financial Condition:

(In thousands)	Condensed Consolidated Statements of Financial Condition Location	As of June 30, 2012	As of December 31, 2011
Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other accrued liabilities	$—	$(2,387)

The following tables present the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative (Effective Portion) for the Three Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for the Three Months Ended June 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended June 30
(In thousands)	2012	2011		2012	2011		2012	2011
Interest rate swaps	$(601)	$(2,964)	Interest expense	$(107)	$(449)	Interest expense	$—	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative (Effective Portion) for the Six Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for the Six Months Ended June 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Six Months Ended June 30
(In thousands)	2012	2011		2012	2011		2012	2011
Interest rate swaps	$(1,218)	$(3,332)	Interest expense	$(695)	$(811)	Interest expense	$—	$35

9. FAIR VALUE MEASURES

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:

Cash equivalents	$—	$—	$—	$—

Short-term investments:
U.S. Treasury securities	86,460	—	86,460	—

Total short-term investments	86,460	—	86,460	—

Total financial assets	$86,460	$—	$86,460	$—

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:

Cash equivalents	$27,000	$—	$27,000	$—

Short-term investments:
U.S. Treasury securities	135,492	—	—	—
Tradable certificates of deposit	4,998	—	4,998	—

Total short-term investments	140,490	—	140,490	—

Total financial assets	$167,490	$—	$167,490	$—

Liabilities:
Interest rate swaps	$2,387	$—	$2,387	$—

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

10. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. For the three months ended June 30, 2012 and 2011, costs relating to 401(k), pension and post-retirement benefit expenses were $5.2 million and $3.3 million, respectively. Of these amounts, $3.6 million and $1.9 million were recorded in cost of services and $1.6 million and $1.4 million were recorded in selling, general and administrative for the three months ended June 30, 2012 and 2011, respectively.

For the six months ended June 30, 2012 and 2011, costs relating to 401(k), pension and post-retirement benefit expenses were $11.7 million and $8.3 million, respectively. Of these amounts, $7.5 million and $5.2 million were recorded in cost of services and $4.2 million and $3.1 million were recorded in selling, general and administrative for the six months ended June 30, 2012 and 2011, respectively.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

other defined contribution plan matching contributions and, in the case of the MSCI 401(k) plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations. The Company’s expenses associated with the 401(k) plan and other defined contribution plans were $3.5 million and $2.7 million for the three months ended June 30, 2012 and 2011, respectively. The Company’s expenses associated with the 401(k) plan and other defined contribution plans were $9.6 million and $7.3 million for the six months ended June 30, 2012 and 2011, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense related to defined benefit pension plans was $1.6 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively. Net periodic benefit expense related to defined benefit pension plans was $2.1 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively.

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

On December 16, 2008, the Company, as a component of the 2008 annual bonus, awarded certain of its employees with a grant in the form of restricted stock units (“2008 Bonus Award”). The aggregate value of the grants was approximately $9.5 million of restricted stock units. The restricted stock units vested one-third per year over a three-year period. Approximately $4.2 million of this grant was awarded to retirement-eligible employees under the award terms. Based on interpretive guidance related to ASC Subtopic 718-10, the Company accrues the estimated cost of these awards over the course of the fiscal year in which the award is earned. As such, the Company accrued the estimated cost of the 2008 Bonus Award related to retirement-eligible employees over the 2008 fiscal year. The final tranche of the 2008 Bonus Award vested on January 9, 2012.

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

On June 1, 2010, the Company reserved approximately 4.2 million shares of common stock for outstanding vested and unvested stock options and 0.1 million shares of common stock for outstanding unvested restricted stock awards assumed as part of the acquisition of RiskMetrics. Over an approximate three-and-a-half-year period from the date assumed, $16.7 million is expected to be expensed for unvested stock options and $1.3 million for unvested restricted stock awards.

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

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the six months ended June 30, 2012, the Company awarded 4,544 shares in MSCI common stock and 18,603 restricted stock units to directors who were not employees of the Company during the period. During the six months ended June 30, 2011, the Company awarded 7,840 shares in MSCI common stock and 21,259 restricted stock units to directors who were not employees of the Company during the period.

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

Share-based expense was $6.0 million and $11.9 million for the three and six months ended June 30, 2012 of which $0.2 million and $0.7 million was related to the Performance Award, respectively. There was no expense related to the Founders Grant Award for the three and six months ended June 30, 2012 as this award became fully vested on November 14, 2011. Share-based expense was $8.0 million and $16.5 million for the three and six months ended June 30, 2011, respectively, of which $0.7 million and $1.7 million was related to the Founders Grant Award and $2.0 million and $3.8 million was related to the Performance Award for the three and six months ended June 30, 2011, respectively.

12. INCOME TAXES

The Company’s provision for income taxes was $44.0 million and $43.8 million for the six months ended June 30, 2012 and 2011, respectively. These amounts reflect effective tax rates of 35.1% and 35.6% for the six months ended June 30, 2012 and 2011, respectively. The effective rate of 35.1% for the six months ended June 30, 2012 reflects the Company’s estimate of the effective tax rate for the period and is lower than the prior year because of certain discrete items, the effect of which was to decrease our effective tax rate by 0.6 percentage points, as well as an increase in non-U.S. earnings and decreases in certain of the tax rates applicable to those earnings, partially offset by the loss of benefit associated with the federal research and development credit, which was not reinstated into law as of June 30, 2012.

The Company is under examination by the Internal Revenue Service and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years currently under examination vary by jurisdiction. During 2010, Morgan Stanley reached a settlement with New York State and New York City tax authorities on issues relating to tax years 2002 through 2006. The Company will indemnify Morgan Stanley for any additional assessments deemed to be due in accordance with the Tax Sharing Agreement once MSCI’s share of the settlement is finalized. The Company has a reserve of $8.4 million to indemnify Morgan Stanley, which has been previously recognized in the Company’s financial statements, but has no further information with regards to the settlement amount at this time.

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

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the earliest tax years subject to examination for each major jurisdiction:

Tax Jurisdiction	Tax Year
United States	2005
California	2008
New York State	2007
New York City	2005
Hong Kong	2004
United Kingdom	2010
Canada	2005
Japan	2009
India	2008

13. SEGMENT INFORMATION

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. MSCI’s Chief Executive Officer, who is considered to be its chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. MSCI operates under two segments, the Performance and Risk business and the Governance business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s CODM for purposes of making operating decisions and assessing financial performance.

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

Revenues and expenses directly associated with each respective segment are included in determining its operating results. Other expenses that are not directly attributable to a particular segment are allocated based upon allocation methodologies, including time estimates, headcount, net revenues and other relevant usage measures.

The CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for MSCI as a whole.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents MSCI’s operating segments’ results for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Operating revenues
Performance and Risk	$207,576	$195,510	$405,665	$387,558
Governance	30,989	30,973	61,952	62,223

Consolidated	$238,565	$226,483	$467,617	$449,781

Amortization of intangible assets and depreciation and amortization of property, equipment and leasehold improvements
Performance and Risk	$16,456	$17,114	$32,660	$34,435
Governance	4,165	4,477	8,336	8,958

Consolidated	$20,621	$21,591	$40,996	$43,393

Operating income
Performance and Risk	$85,980	$79,855	$163,455	$152,501
Governance	1,141	2,836	4,645	5,619

Consolidated	$87,121	$82,691	$168,100	$158,120

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenues
Americas:
United States	$123,263	$117,385	$240,266	$224,100
Other	8,374	8,143	15,895	16,170

Total Americas	131,637	125,528	256,161	240,270

Europe, Middle East and Africa (“EMEA”):
United Kingdom	28,380	25,354	56,210	52,405
Other	47,653	45,841	93,920	99,158

Total EMEA	76,033	71,195	150,130	151,563

Asia & Australia:
Japan	14,436	14,074	28,819	27,825
Other	16,459	15,686	32,507	30,123

Total Asia & Australia	30,895	29,760	61,326	57,948

Total	$238,565	$226,483	$467,617	$449,781

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	June 30,	December 31,
	2012	2011
	(in thousands)
Long-lived assets

Americas:
United States	$2,355,449	$2,369,997
Other	4,898	5,145

Total Americas	2,360,347	2,375,142

EMEA:
United Kingdom	4,435	5,107
Other	6,954	5,617

Total EMEA	11,389	10,724

Asia & Australia:
Japan	367	364
Other	4,238	4,859

Total Asia & Australia	4,605	5,223

Total	$2,376,341	$2,391,089

14. SUBSEQUENT EVENTS

Management of the Company evaluated subsequent events from July 1, 2012 through the issuance date of this Form 10-Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of June 30, 2012, the related condensed consolidated statements of income and of comprehensive income for the three and six-month periods ended June 30, 2012 and 2011, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

August 3, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K for the fiscal year ended December 31, 2011 as updated by our Form 10-Q for the quarter ended March 31, 2012.

Overview

We are a leading global provider of investment decision support tools, including indices, portfolio risk and performance analytics and corporate governance products and services. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of June 30, 2012, we had offices in 29 cities in 20 countries to help serve our diverse client base, with 54.8% of our revenue from clients in the Americas, 32.1% in Europe, the Middle East and Africa (“EMEA”) and 13.1% in Asia and Australia based on revenues for the six months ended June 30, 2012.

Our principal sales model in both of our business segments is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services for an annual fee paid up front. We also derive revenues from certain institutional clients that use our indices as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generate a limited amount of our revenues from certain exchanges that use our indices as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. We also receive revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services and overages relating to the proxy research and voting services, fees relating to recovery of securities class action settlements and from certain products and services that are designed for one-time usage.

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

Our Performance and Risk business is a leading global provider of investment decision support tools, including equity indices, portfolio risk and performance analytics, credit analytics and environmental, social and governance (“ESG”) products. Our Performance and Risk products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, assessment of social responsibility and environmental stewardship and the effects of climate change on investments, investment manager selection and investment research. The flagship products within our Performance and Risk business are our global equity indices and ESG products marketed under the MSCI and ESG brands, our market and credit risk analytics marketed under the RiskMetrics and Barra brands, our portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand and our valuation models and risk management software for the energy and commodities markets marketed under the FEA brand.

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

Factors Affecting the Comparability of Results

Restructuring

In connection with the acquisition of RiskMetrics, we initiated a plan to restructure our operations to eliminate overlapping positions and duplicative occupancy costs, terminate overlapping vendor contracts, and discontinue the planned integration of a product into RiskMetrics’ standard product offering suite. We initiated restructuring activities during the third quarter of 2010 and substantially completed the elimination of overlapping positions in the first quarter of 2011 and the elimination of leases or vendor contracts was substantially completed during the year ended December 31, 2011. See “Restructuring” below and Note 3, “Restructuring,” for further information about our restructuring-related activities and estimated costs.

Term Loan Repricing

On June 1, 2010, we entered into a senior secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. Incorporated, as collateral agent, and the other lenders party thereto, which was comprised of (i) a $1,275.0 million six-year term loan facility (the “2010 Term Loan”) and (ii) a $100.0 million five-year revolving credit facility (the “2010 Revolving Credit Facility” and together with the 2010 Term Loan, the “2010 Credit Facility”). On March 14, 2011, we completed the repricing of the 2010 Term Loan. The repricing provided for the incurrence of a new senior secured loan (the “2011 Term Loan”) in an aggregate principal amount of $1,125.0 million. The proceeds of the 2011 Term Loan, together with $87.6 million of cash on hand, were used to repay the remaining $1,212.6 million outstanding balance of the 2010 Term Loan in full. The 2011 Term Loan would have matured in March 2017. The repricing decreased the interest rate applicable to the 2011 Term Loan from the London Interbank Offered Rate (“LIBOR”) plus 3.25% (with a leverage-based stepdown) to LIBOR plus 2.75% (with a leverage-based stepdown) and reduced the LIBOR floor applicable to the 2011 Term Loan from 1.50% to 1.00%. We incurred $6.1 million in fees associated with the repricing which are reflected in “Other expense (income)” on the Company’s Condensed Consolidated Statement of Income for the six months ended June 30, 2011.

On May 4, 2012, we amended and restated our 2010 Credit Facility (the credit agreement as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured five-year Term Loan A Facility (the “2012 Term Loan”) in an aggregate amount of $880.0 million and a $100.0 million senior secured revolving facility (the “2012 Revolving Credit Facility”). The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to repay the remaining outstanding principal of the existing 2011 Term Loan. The 2012 Term Loan and the 2012 Revolving Credit Facility mature on May 4, 2017. In connection with the repayment of the 2011 Term Loan, we terminated our then-existing interest rate swaps and have not entered into new interest rate swaps to hedge our debt as such swaps are not required under the Amended and Restated Credit Facility. At June 30, 2012, the 2012 Term Loan bears interest of LIBOR plus 2.25%, or 2.49%. We incurred $20.6 million in expense related to the accelerated amortization of existing fees or the immediate recognition of new fees associated with this transaction in “Interest expense” on the Company’s Condensed Consolidated Statement of Income for the three and six months ending June 30, 2012.

The discussion of our results of operations for the three and six months ended June 30, 2012 and 2011 are presented below. The results of operations for interim periods may not be indicative of future results.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Results of Operations

	Three Months Ended June 30,
	2012	2011	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$238,565	$226,483	$12,082	5.3%
Operating expenses:
Cost of services	73,243	68,840	4,403	6.4%
Selling, general and administrative	57,602	53,321	4,281	8.0%
Restructuring	(22)	40	(62)	(155.0)%
Amortization of intangible assets	15,959	16,423	(464)	(2.8)%
Depreciation and amortization of property, equipment, and leasehold improvements	4,662	5,168	(506)	(9.8)%

Total operating expenses	151,444	143,792	7,652	5.3%

Operating income	87,121	82,691	4,430	5.4%
Other expense (income), net	29,860	13,049	16,811	128.8%
Provision for income taxes	19,715	23,982	(4,267)	(17.8)%

Net income	$37,546	$45,660	$(8,114)	(17.8)%

Earnings per basic common share	$0.31	$0.38	$(0.07)	(18.4)%

Earnings per diluted common share	$0.30	$0.37	$(0.07)	(18.9)%

Operating margin	36.5%	36.5%

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

The following table summarizes the revenue by product category for the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

	Three Months Ended June 30,
	2012	2011	Increase/(Decrease)
	(in thousands)
Index and ESG:
Subscriptions	$75,829	$66,275	$9,554	14.4%
Asset based fees	34,094	36,287	(2,193)	(6.0%)

Total index and ESG products	109,923	102,562	7,361	7.2%
Risk management analytics	64,547	60,806	3,741	6.2%
Portfolio management analytics	29,326	29,193	133	0.5%
Energy and commodity analytics	3,780	2,949	831	28.2%
Governance	30,989	30,973	16	0.1%

Total operating revenues	$238,565	$226,483	$12,082	5.3%

Total operating revenues for the three months ended June 30, 2012 increased $12.1 million, or 5.3%, to $238.6 million compared to $226.5 million for the three months ended June 30, 2011. Subscription revenues consist of our revenues related to index and ESG subscriptions, risk management analytics, portfolio management analytics, energy and commodity analytics and governance products.

Our index and ESG products primarily consist of equity index subscriptions, equity index asset based fees products and ESG products. Our index and ESG products are used to benchmark investment performance, as a basis for index-linked investment products, to assess social responsibility, environmental stewardship and the effects of climate change on investments, for research and for investment manager selection. We derive revenues from our index and ESG products through index data and ESG subscriptions, fees based on assets in investment products linked to our indices and non-recurring licenses of our index historical data. Revenues related to index and ESG products increased 7.2% to $109.9 million for the three months ended June 30, 2012 compared to $102.6 million for the three months ended June 30, 2011.

Subscription revenues from the index and ESG products were up 14.4% to $75.8 million for the three months ended June 30, 2012 compared to $66.3 million for the three months ended June 30, 2011, driven by strong growth in revenues from our All Country World Index (“ACWI”) core and other index modules as well as higher usage fees. Included in index and ESG revenues for the three months ended June 30, 2012 were $2.2 million of non-recurring revenues, up from $2.0 million in the three months ended June 30, 2011.

Asset based fee revenues attributable to the index and ESG products decreased 6.0% to $34.1 million for the three months ended June 30, 2012 compared to $36.3 million for the three months ended June 30, 2011. The year over year decrease primarily relates to the impact of the lower average value of assets in ETFs linked to MSCI equity indices. The average value of assets in ETFs linked to MSCI equity indices in the aggregate decreased 7.1% to $331.6 billion for the three months ended June 30, 2012 compared to $356.8 billion for the three months ended June 30, 2011. As of June 30, 2012, the value of assets in ETFs linked to MSCI equity indices was $327.4 billion, representing a decrease of 9.2% from $360.5 billion as of June 30, 2011.

Of the $327.4 billion of assets in ETFs linked to MSCI equity indices as of June 30, 2012, 39.0% were linked to emerging market indices, 32.4% were linked to developed markets outside of the U.S., 25.6% were linked to U.S. market indices and 3.0% were linked to other global indices.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

(in Billions)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
AUM in ETFs linked to MSCI Indices	$350.1	$360.5	$290.1	$301.6	$354.7	$327.4
Sequential Change

Market Appreciation/(Depreciation)	$10.1	$(3.8)	$(70.4)	$10.5	$37.9	$(27.6)
Cash Inflow	6.7	14.2	—	1.0	15.2	0.3

Total Change	$16.8	$10.4	$(70.4)	$11.5	$53.1	$(27.3)

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the periods indicated:

	Quarterly Average
	2011				2012
(in Billions)	March	June	September	December	March	June
AUM in ETFs linked to MSCI Indices	$337.6	$356.8	$329.1	$305.0	$341.0	$331.6

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

Revenues related to risk management analytics products increased $3.7 million, or 6.2%, to $64.5 million for the three months ended June 30, 2012 compared to $60.8 million for the three months ended June 30, 2011. The increase in risk management analytics revenues was driven by higher revenues from our primary risk management platforms, RiskManager and BarraOne, as well as our wealth management risk systems.

Our portfolio management analytics products consist of equity portfolio analytics tools and fixed income portfolio analytics tools. Revenues related to portfolio management analytics products were flat at $29.3 million for the three months ended June 30, 2012 compared to $29.2 million for three months ended June 30, 2011.

Our energy and commodity analytics products consist of software applications which help users value and model physical assets and derivatives across a number of market segments including energy and commodity assets. Revenues from energy and commodity analytics products increased 28.2% to $3.8 million for the three months ended June 30, 2012 compared to $2.9 million for the three months ended June 30, 2011. At the beginning of 2012, we corrected an error in our revenue recognition policy for our energy and commodity analytics products. The correction resulted in a greater proportion of annual revenue being recognized during the three months ended June 30, 2012 than during the three months ended June 30, 2011. See Note 1, “Introduction And Basis Of Presentation,” of the Notes to the Condensed Consolidated Financial Statements for further information.

Our governance products consist of corporate governance products and services, including proxy research, recommendation and voting services for institutional investors as well as governance advisory and compensation data analytics for corporations. They also include equity research based on forensic accounting research as well as class action monitoring and claims filing services to aid institutional investors in the recovery of funds from class action securities litigation. Governance products were flat at $31.0 million for both the three months ended June 30, 2012 and 2011. Within the governance products, subscription revenues increased $1.0 million to $27.8 million and non-recurring revenues decreased $1.0 million to $3.2 million for the three months ended June 30, 2012 with the changes primarily resulting from a product shift towards subscription-based products.

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

Because the Run Rate represents potential future fees, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and non-recurring sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset based fees, which may result from market movements or from investment inflows into and outflows from investment products linked to our indices;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indices;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;

•	price changes;

•	revenue recognition differences under U.S. GAAP;

•	fluctuations in foreign exchange rates; and

•	the impact of acquisitions and dispositions.

The following table sets forth our Run Rates as of the dates indicated and the percentage growth over the periods indicated:

	As of
	June 30,	June 30,	March 31,	Year Over Year	Sequential
	2012	2011	2012	Comparison	Comparison
	(in thousands)
Run Rates
Index and ESG products
Subscription	$285,604	$257,470	$278,541	10.9%	2.5%
Asset based fees	129,045	140,144	136,962	(7.9)%	(5.8)%

Index and ESG products total	414,649	397,614	415,503	4.3%	(0.2)%
Risk management analytics	258,995	249,048	257,973	4.0%	0.40%
Portfolio management analytics	117,153	118,452	117,751	(1.1)%	(0.5)%
Energy and commodity analytics	14,839	15,074	14,926	(1.6)%	(0.6)%
Governance	113,976	107,755	113,054	5.8%	0.8%

Total Run Rate	$919,612	$887,943	$919,207	3.6%	—%

Subscription total	$790,567	$747,799	$782,245	5.7%	1.1%
Asset based fees total	129,045	140,144	136,962	(7.9)%	(5.8)%

Total Run Rate	$919,612	$887,943	$919,207	3.6%	—%

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated three months ended:

	June 30, 2012	June 30, 2011
Index and ESG products	94.9%	92.8%
Risk management analytics	90.0%	92.2%
Portfolio management analytics	84.2%	91.4%
Energy and commodity analytics	85.5%	88.8%
Governance	92.1%	90.4%
Total	91.0%	91.9%

The following table sets forth our Core Retention Rates by product category for the indicated three months ended:

	June 30, 2012	June 30, 2011
Index and ESG products	95.0%	92.8%
Risk management analytics	92.0%	92.7%
Portfolio management analytics	87.0%	93.2%
Energy and commodity analytics	85.5%	88.8%
Governance	92.2%	90.4%
Total	92.2%	92.4%

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

Operating Expenses

We group our operating expenses into five categories:

•	Cost of services

•	Selling, general and administrative (“SG&A”)

•	Restructuring

•	Amortization of intangible assets

•	Depreciation and amortization of property, equipment, and leasehold improvements

In both the cost of services and SG&A expense categories, compensation and benefits represent the majority of our expenses. Other costs associated with the number of employees such as office space and professional services are included in both the cost of services and SG&A expense categories and are consistent with the allocation of employees to those respective areas.

The following table shows operating expenses by each of the categories:

	Three Months Ended June 30,
	2012	2011	Increase(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$55,586	$49,226	$6,360	12.9%
Non-compensation expenses	17,657	19,614	(1,957)	(10.0)%

Total cost of services	73,243	68,840	4,403	6.4%
Selling, general and administrative:
Compensation and benefits	38,123	35,935	2,188	6.1%
Non-compensation expenses	19,479	17,386	2,093	12.0%

Total selling, general and administrative	57,602	53,321	4,281	8.0%
Restructuring	(22)	40	(62)	(155.0)%
Amortization of intangible assets	15,959	16,423	(464)	(2.8)%
Depreciation and amortization of property, equipment, and leasehold improvements	4,662	5,168	(506)	(9.8)%

Total operating expenses	$151,444	$143,792	$7,652	5.3%

Compensation and benefits	$93,709	$85,161	$8,548	10.0%
Non-compensation expenses	37,136	37,000	136	0.4%
Restructuring	(22)	40	(62)	(155.0)%
Amortization of intangible assets	15,959	16,423	(464)	(2.8)%
Depreciation and amortization of property, equipment, and leasehold improvements	4,662	5,168	(506)	(9.8)%

Total operating expenses	$151,444	$143,792	$7,652	5.3%

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and typically have represented approximately 60% of total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of June 30, 2012, 41.7% of our employees were located in emerging market centers compared to 34.5% as of June 30, 2011.

During the three months ended June 30, 2012, compensation and benefits costs were $93.7 million, an increase of $8.5 million, or 10.0%, compared to $85.2 million for the three months ended June 30, 2011. We had 2,384 and 2,133 employees as of June 30, 2012 and 2011, respectively. The increase in compensation and benefits costs reflects higher costs related to increased staffing levels, higher severance costs and higher post-retirement and other expenses partially offset by lower stock-based compensation expense.

Stock-based compensation expense for the three months ended June 30, 2012 was $5.8 million, a decrease of $2.0 million, or 26.3%, compared to $7.8 million for the three months ended June 30, 2011. The decrease was primarily caused by lower expense associated with the amortization of the Founders Grant Award and the Performance Award. The decrease in the expense related to the Founders Grant Award is attributable to the award’s final vesting that occurred in November 2011. The decrease in the expense related to Performance Award is attributable to both the time-vesting of the first tranche of the award and a decrease in the number of shares expected to be distributed at vesting during the three months ended June 30, 2012 compared to the same period in 2011. Approximately $1.0 million of the stock-based compensation expense was related to the Founders Grant Award for the three months ended June 30, 2011. For the three months ended June 30, 2012 and 2011, approximately $0.2 million and $2.0 million, respectively, of the stock-based compensation expense was associated with the Performance Award granted in June 2010.

Non-compensation expenses for the three months ended June 30, 2012 were flat at $37.1 million compared to $37.0 million for the three months ended June 30, 2011. Higher occupancy costs driven primarily by the duplicative rent costs associated with our 7 World Trade Center lease and higher information technology costs were offset by lower outside professional fees, market data costs and other non-compensation costs. See “Liquidity and Capital Resources” below for further information regarding the 7 World Trade Center lease.

Cost of Services

Cost of services includes costs related to our research, data management and production, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy costs, market data fees and information technology services. Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels. For the three months ended June 30, 2012, total cost of services increased $4.4 million, or 6.4%, to $73.2 million compared to $68.8 million for the three months ended June 30, 2011.

Compensation and benefits expenses for the three months ended June 30, 2012 increased $6.4 million to $55.6 million compared to $49.2 million for the three months ended June 30, 2011. The increase reflects higher costs related to increased staffing levels, higher severance costs and higher post-retirement and other expenses partially offset by lower stock-based compensation expense.

Non-compensation expenses for the three months ended June 30, 2012 decreased 10.0% to $17.8 million compared to $19.6 million for the three months ended June 30, 2011. The decrease was driven by lower market data costs, outside professional fees and other non-compensation costs partially offset by higher occupancy costs.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, consulting services and information technology costs. For the three months ended June 30, 2012, SG&A was $57.6 million, an increase of $4.3 million, or 8.0%, compared to $53.3 million for the three months ended June 30, 2011.

Compensation and benefits expenses increased $2.2 million to $38.1 million for the three months ended June 30, 2012 compared to $35.9 million for the three months ended June 30, 2011. The same as with compensation and benefits expenses in cost of services, the increase reflects higher costs related to increased staffing levels, higher severance costs and higher post-retirement and other expenses partially offset by lower stock-based compensation expense.

Non-compensation expenses for the three months ended June 30, 2012 increased $2.1 million, or 12.0%, to $19.5 million compared to $17.4 million for the three months ended June 30, 2011. The increase was primarily driven by higher occupancy and information technology costs and other non-income taxes partially offset by lower outside professional fees, marketing and other non-compensation costs.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. Amortization of intangibles expense totaled $16.0 million and $16.4 million for the three months ended June 30, 2012 and 2011, respectively. The decrease in expense resulted from a portion of the intangibles arising from the RiskMetrics and Measurisk acquisitions becoming fully amortized.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment, and leasehold improvements totaled $4.7 million and $5.2 million for the three months ended June 30, 2012 and 2011, respectively. The decrease is primarily related to the impact of eliminating certain assets associated with duplicative occupancy and certain information technology assets becoming fully depreciated.

Other Expense (Income), Net

Other expense (income), net for the three months ended June 30, 2012 was $29.9 million, an increase of $16.8 million compared to $13.1 million for the three months ended June 30, 2011. The increase is primarily the result of the expensing of $20.6 million in fees related to the accelerated amortization of existing fees or the immediate recognition of new fees associated with the May 4, 2012 refinancing partially offset by the impact on interest expense of lower average outstanding principal on our debt and lower associated interest rates.

Provision For Income Taxes

The provision for income tax expense for the three months ended June 30, 2012 was $19.7 million, a decrease of $4.3 million, or 17.8%, compared to $24.0 million for the three months ended June 30, 2011. These amounts reflect effective tax rates of 34.4% for both the three months ended June 30, 2012 and 2011. The $4.3 million decrease was the result of lower income before provision for income taxes in the three months ended June 30, 2012 compared to the same period in 2011.

Segment Results of Operations

The results of operations by segment for the three months ended June 30, 2012 and June 30, 2011 are as follows:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011			Percentage Change
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
	(in thousands)
Operating revenues	$207,576	$30,989	$238,565	$195,510	$30,973	$226,483	6.2%	0.1%	5.3%

Cost of services	56,462	16,781	73,243	52,659	16,181	68,840	7.2%	3.7%	6.4%

Selling, general and administrative	48,691	8,911	57,602	45,810	7,511	53,321	6.3%	18.6%	8.0%

Restructuring	(13)	(9)	(22)	72	(32)	40	(118.1%)	(71.9%)	(155.0%)

Amortization of intangible assets	12,639	3,320	15,959	13,073	3,350	16,423	(3.3%)	(0.9%)	(2.8%)
Depreciation and amortization of property, equipment and leasehold improvements	3,817	845	4,662	4,041	1,127	5,168	(5.5%)	(25.0%)	(9.8%)

Total operating expenses	121,596	29,848	151,444	115,655	28,137	143,792	5.1%	6.1%	5.3%

Operating income	85,980	1,141	87,121	79,855	2,836	82,691	7.7%	(59.8%)	5.4%
Other expense (income), net			29,860			13,049			128.8%

Income before provision for income taxes			57,261			69,642			(17.8%)

Provision for income taxes			19,715			23,982			(17.8%)

Net income			$37,546			$45,660			(17.8%)

Performance and Risk

Total operating revenues for the Performance and Risk business increased $12.1 million, or 6.2%, to $207.6 million for the three months ended June 30, 2012. The increase was primarily driven by higher revenues from MSCI’s core benchmark indices and growth within our risk management analytics products partially offset by lower index and ESG asset based fees.

Cost of services for the Performance and Risk business increased $3.8 million, or 7.2%, to $56.5 million for the three months ended June 30, 2012. Within cost of services, compensation and benefits expenses increased $5.5 million to $43.6 million as a result of higher costs related to increased staffing levels, higher severance costs and higher post-retirement and other expenses partially offset by lower stock-based compensation expense. Non-compensation expenses decreased $1.7 million to $12.8 million.

SG&A expense for the Performance and Risk business increased $2.9 million, or 6.3%, to $48.7 million for the three months ended June 30, 2012. Within SG&A, compensation and benefits expenses increased $1.3 million to $32.3 million as a result of higher costs related to increased staffing levels, higher severance costs and higher post-retirement and other expenses partially offset by lower stock-based compensation expense. Non-compensation expenses increased $1.6 million to $16.4 million.

Amortization of intangibles expense for the Performance and Risk business totaled $12.6 million and $13.1 million for the three months ended June 30, 2012 and 2011, respectively. The decrease in expense resulted from a portion of the intangibles arising from the RiskMetrics and Measurisk acquisitions becoming fully amortized.

Depreciation and amortization of property, equipment, and leasehold improvements for the Performance and Risk business totaled $3.8 million and $4.0 million for the three months ended June 30, 2012 and 2011, respectively. The decrease is primarily related to the impact of eliminating duplicative occupancy related assets and certain information technology assets becoming fully depreciated.

Governance

Total operating revenues for the Governance business were flat at $31.0 million for both the three months ended June 30, 2012 and 2011. Within the Governance business, subscription revenues increased $1.0 million to $27.8 million and non-recurring revenues decreased $1.0 million to $3.2 million for the three months ended June 30, 2012 with the changes primarily resulting from a product shift towards subscription-based products.

Cost of services for the Governance business increased $0.6 million to $16.8 million for the three months ended June 30, 2012. Compensation and benefits expenses increased $0.8 million to $12.0 million primarily as a result of higher severance costs while non-compensation expenses decreased $0.2 million to $4.8 million.

SG&A expense for the Governance business increased $1.4 million to $8.9 million for the three months ended June 30, 2012. Within SG&A, compensation and benefits expenses increased $0.8 million to $5.8 million as a result of higher costs related to increased staffing levels, higher severance costs and increased post-retirement and other expenses partially offset by lower stock-based compensation expense. Non-compensation expenses increased $0.6 million to $3.1 million.

Amortization of intangibles expense for the Governance business totaled $3.3 million and $3.4 million for the three months ended June 30, 2012 and 2011, respectively. The decrease in expense resulted from a portion of the intangibles arising from the RiskMetrics acquisition becoming fully amortized.

Depreciation and amortization of property, equipment, and leasehold improvements for the Governance business totaled $0.8 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively. The decrease is primarily related to the impact of eliminating duplicative occupancy related assets.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Results of Operations

	Six Months Ended June 30,
	2012	2011	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$467,617	$449,781	$17,836	4.0%
Operating expenses:
Cost of services	145,534	139,058	6,476	4.7%
Selling, general and administrative	113,038	104,739	8,299	7.9%
Restructuring	(51)	4,471	(4,522)	(101.1)%
Amortization of intangible assets	31,918	33,115	(1,197)	(3.6)%
Depreciation and amortization of property, equipment, and leasehold improvements	9,078	10,278	(1,200)	(11.7)%

Total operating expenses	299,517	291,661	7,856	2.7%

Operating income	168,100	158,120	9,980	6.3%
Other expense (income), net	42,600	35,134	7,466	21.3%
Provision for income taxes	43,988	43,805	183	0.4%

Net income	$81,512	$79,181	$2,331	2.9%

Earnings per basic common share	$0.66	$0.65	$0.01	1.5%

Earnings per diluted common share	$0.66	$0.64	$0.02	3.1%

Operating margin	35.9%	35.2%

Operating Revenues

The following table summarizes the revenue by product category for the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

	Six Months Ended June 30,
	2012	2011	Increase/(Decrease)
	(in thousands)
Index and ESG:
Subscriptions	$147,468	$128,434	$19,034	14.8%
Asset based fees	68,703	74,156	(5,453)	(7.4%)

Total index and ESG products	216,171	202,590	13,581	6.7%
Risk management analytics	128,624	119,672	8,952	7.5%
Portfolio management analytics	58,389	58,477	(88)	(0.2%)
Energy and commodity analytics	2,481	6,819	(4,338)	(63.6%)
Governance	61,952	62,223	(271)	(0.4%)

Total operating revenues	$467,617	$449,781	$17,836	4.0%

Total operating revenues for the six months ended June 30, 2012 increased $17.8 million, or 4.0%, to $467.6 million compared to $449.8 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, as a result of a one-time non-cash adjustment, we recorded a $5.2 million cumulative revenue reduction to correct an immaterial error related to revenues previously reported through December 31, 2011. See Note 1, “Introduction And Basis Of Presentation,” of the Notes to the Condensed Consolidated Financial Statements for further information. The effect of recording this adjustment in the first quarter resulted in a one-time decrease to the energy and commodity analytics products revenues and an increase in deferred revenues. Previously, our policy resulted in the immediate recognition of a substantial portion of the revenue for certain energy and commodity analytics product related contracts, the terms of which were generally one year. However, it was determined that the entire license fee related to these contracts should be recognized ratably over the term of the license. As such, we made the cumulative adjustment effective January 1, 2012 and started recognizing revenue for all contracts still in effect as of this date ratably over the remainder of the term and will recognize revenue ratably over the contract term for any new contracts entered into on January 1, 2012 and thereafter.

Revenues related to index products increased 6.7% to $216.2 million for the six months ended June 30, 2012 compared to $202.6 million for the six months ended June 30, 2011. Subscription revenues from the index and ESG products were up 14.8% to $147.5 million for the six months ended June 30, 2012 compared to $128.4 million for the six months ended June 30, 2011. The increase was driven by strong growth in revenues from our ACWI core and other index modules as well as higher usage fees. Included in index and ESG revenues for the six months ended June 30, 2012 were $4.7 million of non-recurring revenues, up $1.1 million from the six months ended June 30, 2011.

Asset based fee revenues attributable to the index and ESG products decreased 7.4% to $68.7 million for the six months ended June 30, 2012 compared to $74.2 million for the six months ended June 30, 2011. The year over year difference primarily relates to the impact of $4.3 million of non-recurring revenue recognized during the six months ended June 30, 2011 with no similar revenue recognized during the current period as well as the impact of the decrease in the average values in assets in ETFs linked to MSCI equity indices. The average value of assets in ETFs linked to MSCI equity indices in the aggregate decreased 3.4% to $336.4 billion for the six months ended June 30, 2012 compared to $348.1 billion for the six months ended June 30, 2011.

The following table sets forth the average value of assets in ETFs linked to our indices for the year-to-date periods indicated:

	Year-to-Date Average
	2011				2012
(in Billions)	March	June	September	December	March	June
AUM in ETFs linked to MSCI Indices	$337.6	$348.1	$340.1	$333.5	$341.0	$336.4

Source: Bloomberg and MSCI

Revenues related to risk management analytics products increased $8.9 million, or 7.5%, to $128.6 million for the six months ended June 30, 2012 compared to $119.7 million for the six months ended June 30, 2011. Approximately $7.6 million of the growth reflects an increase of sales in BarraOne and RiskManager products.

Our portfolio management analytics products consist of equity portfolio analytics tools and fixed income portfolio analytics tools. Revenues related to portfolio management analytics products were flat at $58.4 million for the six months ended June 30, 2012 compared to $58.5 million for six months ended June 30, 2011.

As a result of the revenue adjustment discussed earlier, revenues from energy and commodity analytics products decreased $4.3 million to $2.5 million for the six months ended June 30, 2012 compared to $6.8 million for the six months ended June 30, 2011. Excluding the impact of the revenue adjustment recorded during the six months ended June 30, 2012, revenues from our energy and commodity analytics products would have been higher by $0.9 million compared to the six months ended June 30, 2011.

Governance products decreased 0.4% to $62.0 million for the six months ended June 30, 2012 compared to $62.2 million for the six months ended June 30, 2011. Within the governance products, subscription revenues increased $2.5 million to $55.1 million and non-recurring revenues decreased $2.8 million to $6.9 million for the six months ended June 30, 2012 with the changes primarily resulting from a product shift towards subscription-based products.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated six months ended:

	June 30, 2012	June 30, 2011
Index and ESG products	94.7%	93.9%
Risk management analytics	91.9%	93.0%
Portfolio management analytics	88.0%	90.0%
Energy and commodity analytics	87.8%	82.9%
Governance	90.4%	87.7%
Total	92.0%	91.8%

The following table sets forth our Core Retention Rates by product category for the indicated six months ended:

	June 30, 2012	June 30, 2011
Index and ESG products	94.8%	94.0%
Risk management analytics	92.9%	93.5%
Portfolio management analytics	89.6%	91.5%
Energy and commodity analytics	88.1%	82.9%
Governance	90.4%	87.7%
Total	92.6%	92.2%

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

In our businesses, Aggregate and Core Retention Rates are generally higher during the first half and lower in the second half of the year.

Operating Expenses

The following table shows operating expenses by each of the categories:

	Six Months Ended June 30,
	2012	2011	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$109,403	$101,439	$7,964	7.9%
Non-compensation expenses	36,131	37,619	(1,488)	(4.0)%

Total cost of services	145,534	139,058	6,476	4.7%
Selling, general and administrative:
Compensation and benefits	76,929	72,422	4,507	6.2%
Non-compensation expenses	36,109	32,317	3,792	11.7%

Total selling, general and administrative	113,038	104,739	8,299	7.9%
Restructuring	(51)	4,471	(4,522)	(101.1)%
Amortization of intangible assets	31,918	33,115	(1,197)	(3.6)%
Depreciation and amortization of property, equipment, and leasehold improvements	9,078	10,278	(1,200)	(11.7)%

Total operating expenses	$299,517	$291,661	$7,856	2.7%

Compensation and benefits	$186,332	$173,861	$12,471	7.2%
Non-compensation expenses	72,240	69,936	2,304	3.3%
Restructuring	(51)	4,471	(4,522)	(101.1)%
Amortization of intangible assets	31,918	33,115	(1,197)	(3.6)%
Depreciation and amortization of property, equipment, and leasehold improvements	9,078	10,278	(1,200)	(11.7)%

Total operating expenses	$299,517	$291,661	$7,856	2.7%

During the six months ended June 30, 2012, compensation and benefits costs were $186.3 million, an increase of 7.2% compared to $173.9 million for the six months ended June 30, 2011. The increase in compensation and benefits costs reflects higher costs related to increased staffing levels, higher severance costs and higher post-retirement and other expenses partially offset by lower stock-based compensation expense. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses.

Stock-based compensation expense for the six months ended June 30, 2012 was $11.4 million compared to $16.1 million for the six months ended June 30, 2011. The decrease in the expense related to the Founders Grant Award is attributable to the award’s final vesting that occurred in November 2011. The decrease in the expense related to Performance Award is attributable to both the time-vesting of the first tranche of the award and a decrease in the number of shares expected to be distributed at vesting during the six months ended June 30, 2012 compared to the same period in 2011. For the six months ended June 30, 2012 and 2011, approximately $0.8 million and $3.8 million, respectively, of the stock-based compensation expense was associated with the Performance Award granted in June 2010. No stock-based compensation expense associated with the Founders Grant Award was incurred during the six months ended June 30, 2012 and approximately $1.7 million was incurred during the six months ended June 30, 2011.

Non-compensation expenses for the six months ended June 30, 2012 were $72.2 million, an increase of $2.3 million, or 3.3%, compared to $69.9 million for the six months ended June 30, 2011. The increase was primarily related to higher occupancy costs driven primarily by the duplicative rent costs associated with entering into our 7 World Trade Center lease which began on February 1, 2012. See “Liquidity and Capital Resources” below for further information regarding this lease.

Cost of Services

For the six months ended June 30, 2012, total cost of services increased 4.7% to $145.5 million compared to $139.1 million for the six months ended June 30, 2011. Compensation and benefits expenses for the six months ended June 30, 2012 increased $8.0 million to $109.4 million compared to $101.4 million for the six months ended June 30, 2011. The increase reflects higher costs related to increased staffing levels, higher severance costs and higher post-retirement and other expenses partially offset by lower stock-based compensation expense.

Non-compensation expenses for the six months ended June 30, 2012 decreased $1.5 million to $36.1 million compared to $37.6 million for the six months ended June 30, 2011. The decrease was primarily driven by lower market data and other non-compensation costs partially offset by higher occupancy costs.

Selling, General and Administrative

For the six months ended June 30, 2012, SG&A was $113.0 million, an increase of $8.3 million, or 7.9%, compared to $104.7 million for the six months ended June 30, 2011. Compensation and benefits expenses increased $4.5 million to $76.9 million for the six months ended June 30, 2012 compared to $72.4 million for the six months ended June 30, 2011. The same as with compensation and benefits expenses in cost of services, the increase reflects higher costs related to increased staffing levels, higher severance costs and higher post-retirement and other expenses partially offset by lower stock-based compensation expense.

Non-compensation expenses for the six months ended June 30, 2012 increased $3.8 million, or 11.7%, to $36.1 million compared to $32.3 million for the six months ended June 30, 2011. The increase was primarily driven by higher information technology and occupancy costs partially offset by lower outside professional fees and other non-compensation costs.

Restructuring

There was less than $0.1 million of restructuring benefits recognized during the six months ended June 30, 2012, relating to adjustments made for costs accrued for the elimination of overlapping positions. Restructuring expense was $4.5 million for the six months ended June 30, 2011. Approximately $0.5 million of the 2011 expense was associated with the elimination of overlapping positions and $3.9 million of the expense was associated with eliminating duplicative occupancy costs.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. Amortization of intangibles expense totaled $31.9 million and $33.1 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in expense resulted from a portion of the intangibles arising from the RiskMetrics and Measurisk acquisitions becoming fully amortized.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment, and leasehold improvements totaled $9.1 million and $10.3 million for the six months ended June 30, 2012 and 2011, respectively. The decrease is primarily related to the impact of eliminating duplicative occupancy related assets and certain information technology assets becoming fully depreciated.

Other Expense (Income), Net

Other expense (income), net for the six months ended June 30, 2012 was $42.6 million, an increase of $7.5 million compared to $35.1 million for the six months ended June 30, 2011. The increase primarily reflects an increase of $14.5 million in fees associated with our debt refinancings partially offset by the impact of lower average outstanding principal on our debt and lower interest rates.

Provision For Income Taxes

The provision for income tax expense for the six months ended June 30, 2012 was $44.0 million, an increase of $0.2 million, or 0.4%, compared to $43.8 million for the six months ended June 30, 2011. These amounts reflect effective tax rates of 35.1% and 35.6% for the six months ended June 30, 2012 and 2011, respectively. The effective rate of 35.1% for the six months ended June 30, 2012 reflects the Company’s estimate of the effective tax rate for the period and is lower than the prior year because of certain discrete items, the effect of which was to decrease our effective tax rate by 0.6 percentage points, as well as an increase in non-U.S. earnings and decreases in certain of the tax rates applicable to those earnings, partially offset by the loss of the benefit associated with the federal research and development credit, which was not reinstated into law as of June 30, 2012.

Segment Results of Operations

The results of operations by segment for the six months ended June 30, 2012 and June 30, 2011 are as follows:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011			Percentage Change
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
	(in thousands)
Operating revenues	$405,665	$61,952	$467,617	$387,558	$62,223	$449,781	4.7%	0.4%	4.0%
Cost of services	113,385	32,149	145,534	107,758	31,300	139,058	5.2%	2.7%	4.7%
Selling, general and administrative	96,197	16,841	113,038	90,476	14,263	104,739	6.3%	18.1%	7.9%
Restructuring	(32)	(19)	(51)	2,388	2,083	4,471	(101.3%)	(100.9%)	(101.1%)
Amortization of intangible assets	25,278	6,640	31,918	26,415	6,700	33,115	(4.3%)	(0.9%)	(3.6%)
Depreciation and amortization of property, equipment and leasehold improvements	7,382	1,696	9,078	8,020	2,258	10,278	(8.0%)	(24.9%)	(11.7%)

Total operating expenses	242,210	57,307	299,517	235,057	56,604	291,661	3.0%	1.2%	2.7%

Operating income	163,455	4,645	168,100	152,501	5,619	158,120	7.2%	(17.3%)	6.3%
Other expense (income), net			42,600			35,134			21.3%

Income before provision for income taxes			125,500			122,986			2.0%
Provision for income taxes			43,988			43,805			0.4%

Net income			$81,512			$79,181			2.9%

Performance and Risk

Total operating revenues for the Performance and Risk business increased $18.1 million, or 4.7%, to $405.7 million for the six months ended June 30, 2012. The increase was primarily driven by higher revenues from MSCI’s core benchmark indices and growth within our risk management analytics products partially offset by lower revenues from energy and commodity analytics and index and ESG asset based fees.

Cost of services for the Performance and Risk business increased $5.6 million, or 5.2%, to $113.4 million for the six months ended June 30, 2012. Within cost of services, compensation and benefits expenses increased $7.4 million to $86.5 million as a result of higher costs related to increased staffing levels, higher severance costs and higher post-retirement and other expenses partially offset by lower stock-based compensation expense. Non-compensation expenses decreased $1.8 million to $26.9 million. The decrease was primarily driven by lower market data and other non-compensation costs partially offset by higher occupancy costs.

SG&A expense for the Performance and Risk business increased $5.7 million, or 6.3%, to $96.2 million for the six months ended June 30, 2012. Within SG&A, compensation and benefits expenses increased $3.2 million to $65.6 million as a result of higher costs related to increased staffing levels, higher severance costs and higher post-retirement and other expenses partially offset by lower stock-based compensation expense. Non-compensation expenses increased $2.5 million to $30.6 million primarily driven by higher occupancy costs.

Amortization of intangibles expense for the Performance and Risk business totaled $25.3 million and $26.4 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in expense resulted from a portion of the intangibles arising from the RiskMetrics and Measurisk acquisitions becoming fully amortized.

Depreciation and amortization of property, equipment, and leasehold improvements for the Performance and Risk business totaled $7.4 million and $8.0 million for the six months ended June 30, 2012 and 2011, respectively. The decrease is primarily related to the impact of eliminating duplicative occupancy related assets and certain information technology assets becoming fully depreciated.

Governance

Total operating revenues for the Governance business decreased $0.3 million, or 0.4%, to $62.0 million for the six months ended June 30, 2012. Within the Governance business, subscription revenues increased $2.5 million to $55.1 million and non-recurring revenues decreased $2.8 million to $6.9 million for the six months ended June 30, 2012 with the changes primarily resulting from a product shift towards subscription-based products.

Cost of services for the Governance business increased $0.8 million to $32.1 million for the six months ended June 30, 2012. Compensation and benefits expenses increased $0.5 million to $22.9 million as a result of higher costs related to increased staffing levels and higher severance costs partially offset by lower stock-based compensation expense while non-compensation expenses increased $0.3 million to $9.2 million, driven primarily by higher occupancy costs.

SG&A expense for the Governance business increased $2.6 million to $16.8 million for the six months ended June 30, 2012. Within SG&A, compensation and benefits expenses increased $1.3 million to $11.3 million as a result of higher costs related to increased staffing levels and higher severance costs partially offset by lower stock-based compensation expense. Non-compensation expenses increased $1.3 million to $5.5 million.

Amortization of intangibles expense for the Governance business totaled $6.6 million and $6.7 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in expense resulted from a portion of the intangibles arising from the RiskMetrics acquisition becoming fully amortized.

Depreciation and amortization of property, equipment, and leasehold improvements for the Governance business totaled $1.7 million and $2.3 million for the six months ended June 30, 2012 and 2011, respectively. The decrease is primarily related to the impact of eliminating duplicative occupancy related assets.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2011 and also in Note 2, “Recent Accounting Standards Updates,” in the Notes to Condensed Consolidated Financial Statements included herein. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2011. There were no significant changes in our accounting policies or critical accounting estimates since the end of the fiscal year ended December 31, 2011.

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

On June 1, 2010, we entered into a senior secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. Incorporated, as collateral agent, and the other lenders party thereto, which was comprised of (i) a $1,275.0 million six-year term loan facility (the “2010 Term Loan”) and (ii) a $100.0 million five-year revolving credit facility (the “2010 Revolving Credit Facility” and together with the 2010 Term Loan, the “2010 Credit Facility”). We were required to repay 1.00% of the principal of the 2010 Term Loan per year in quarterly installments. The 2010 Credit Facility also contained a number of mandatory prepayment requirements, including a requirement to repay a specified amount of the 2010 Term Loan annually from a portion of our excess cash flows (as defined in the 2010 Credit Facility, which varied based on our leverage ratio). Any remaining principal of the 2010 Term Loan was to be payable on the final maturity date of the facility. In February 2011, we made a prepayment of $56.0 million on the 2010 Term Loan from our excess cash flows.

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

The 2011 Term Loan was to mature in March 2017. The 2010 Revolving Credit Facility was to mature in June 2015 and was available to fund our working capital requirements and for other general corporate purposes. Amendment No. 2 decreased the interest rate applicable to the 2011 Term Loan from LIBOR plus 3.25% (with a leverage-based stepdown) to LIBOR plus 2.75% (with a leverage-based stepdown) and reduced the LIBOR floor applicable to the 2011 Term Loan from 1.50% to 1.00%. Amendment No. 2 contained a number of mandatory prepayment requirements, including a requirement to repay a specified amount of the 2011 Term Loan annually from a portion of our excess cash flows (as defined in the 2010 Credit Facility, as amended, which varied based on our leverage ratio).

On December 30, 2011, we made a $35.0 million prepayment on the 2010 Credit Facility, as amended.

On May 4, 2012, we amended and restated our 2010 Credit Facility (the credit agreement as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured five-year Term Loan A Facility in an aggregate amount of $880.0 million (the “2012 Term Loan”) and a $100.0 million senior secured revolving facility (the “2012 Revolving Credit Facility”). The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to repay the remaining outstanding principal of the existing 2011 Term Loan. The 2012 Term Loan and the 2012 Revolving Credit Facility mature on May 4, 2017. We are required to repay 5.0% of the 2012 Term Loan in quarterly payments over the first two years, 10.0% of the 2012 Term Loan in quarterly payments over the next two years, and 70.0% of the 2012 Term Loan in quarterly payments over the final year. In connection with the repayment of the 2011 Term Loan, we terminated our then-existing interest rate swaps and are not required to enter into new interest rate swaps to hedge our debt under the Amended and Restated Credit Facility.

The effective combined rate on our debt was 3.45% for the six months ended June 30, 2012.

The obligations under the Amended and Restated Credit Facility are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries, subject to limited exceptions. The obligations under the Amended and Restated Credit Facility are secured by a lien on substantially all of the equity interests of our present and future domestic subsidiaries, up to 65% of the equity interests of our first-tier foreign subsidiaries, and substantially all of our and our domestic subsidiaries’ present and future property and assets, subject to certain exceptions.

The Amended and Restated Credit Facility contains affirmative and restrictive covenants that, among other things, limit our ability and our existing or future subsidiaries’ abilities to:

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

The Amended and Restated Credit Facility also contains customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, bankruptcy and insolvency events, invalidity or impairment of loan documentation or collateral, change of control and customary ERISA defaults.

The Amended and Restated Credit Facility also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Amended and Restated Credit Facility: (1) the maximum Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed 3.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall be at least 5.00:1.00. As of June 30, 2012, our Consolidated Leverage Ratio as defined in the Credit Facility was 1.94:1.00 and our Consolidated Interest Coverage Ratio as defined in the credit facility was 9.72:1.00.

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

The Lease is initially scheduled to expire on February 28, 2033, subject to our option to renew the Lease for an additional ten years after the initial expiration date. We also have the option to terminate the Lease early on February 1, 2028, subject to compliance with the terms and conditions of the Lease, including the payment of a termination fee. The aggregate rent over the life of the Lease is approximately $170.1 million plus certain customary expenses. From February 1, 2013 (the “Rent Commencement Date”) through and including January 31, 2018, the day preceding the fifth anniversary of the Rent Commencement Date, the annual rent paid will be approximately $7.3 million. Thereafter, the annual rent to be paid increases 10.0% on each of the fifth, tenth and fifteenth anniversaries of the Rent Commencement Date.

We expect to pay approximately $22.0 million in build-out costs to ready the 7 World Trade Center offices which we began occupying on July 23, 2012. We expect to receive approximately $9.0 million in cash as a lease inducement from the Landlord during the year ending December 31, 2012. Additionally, we currently expect to recognize charges of up to approximately $4.6 million during the second half of the year ending December 31, 2012 as we vacate the 88 Pine Street offices.

On August 2, 2012, we entered into a Change of Employment Status and Release Agreement with David M. Obstler. As a result of entering into this agreement, we expect to incur a charge of $1.7 million in the quarter ending September 30, 2012. See “Other Information” in Item 5 of this Form 10-Q for a description of the Change of Employment Status and Release Agreement.

Cash Flows

Cash and cash equivalents

	As of
	June 30, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$273,307	$252,211

Cash and cash equivalents were $273.0 million and $252.2 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, $136.7 million and $130.1 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws.

Short-term investments were $86.5 million and $140.5 million as of June 30, 2012 and December 31, 2011, respectively. All of the short-term investments were held by U.S. corporations and were not subject to repatriation considerations at either June 30, 2012 or December 31, 2011.

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

Cash provided by (used in) operating, investing and financing activities

	For the Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash provided by operating activities	$190,066	$80,246
Cash provided by (used in) investing activities	34,157	(44,978)
Cash used in financing activities	(202,615)	(132,974)
Effect of exchange rates on cash and cash equivalents	(512)	4,178

Net increase (decrease) in cash	$21,096	$(93,528)

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $190.1 million and $80.2 million for the six months ended June 30, 2012 and 2011, respectively. The year over year increase primarily reflects improved billings and collections from customers.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash provided by investing activities was $34.3 million for the six months ended June 30, 2012 compared to cash used in investing activities of $45.0 million for the six months ended June 30, 2011. The year over year change primarily reflects the decreased purchases of short-term investments during the six months ended June 30, 2012 partially offset by increased capital expenditures as we prepare our new corporate headquarters for occupation.

Cash flows from financing activities

Cash used in financing activities was $202.6 million and $133.0 million for the six months ended June 30, 2012 and 2011, respectively. The year over year change primarily reflects cash payments made to service, amend and refinance our credit facility as well as decreased proceeds from the exercise of employee stock options and excess tax benefits related to the exercise of options and the conversion of restricted stock units and restricted stock awards that occurred during the six months ended June 30, 2012.

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

A significant portion of our revenues from our index-linked investment products are based on fees earned on the value of assets invested in securities denominated in currencies other than the U.S. dollar. For all operations outside the United States where the Company has designated the local non-U.S. dollar currency as the functional currency, revenue and expenses are translated using average monthly exchange rates and assets and liabilities are translated into U.S. dollars using month-end exchange rates. For these operations, currency translation adjustments arising from a change in the rate of exchange between the functional currency and the U.S. dollar are accumulated in a separate component of shareholders’ equity. In addition, transaction gains and losses arising from a change in exchange rates for transactions denominated in a currency other than the functional currency of the entity are reflected in other non-operating expense (income).

Revenues from index-linked investment products represented approximately $68.7 million, or 14.7%, and $74.2 million, or 16.5%, of our operating revenues for the six months ended June 30, 2012 and 2011, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a large majority of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the six months ended June 30, 2012 and 2011, approximately 12.5% and 13.3% of our revenues, respectively, were invoiced in currencies other than U.S. dollars. For the six months ended June 30, 2012, 60.1% of our foreign currency revenues were in Euros, 22.6% were in Japanese yen and 9.8% were in British pounds sterling. For the six months ended June 30, 2011, 62.5% of our foreign currency revenues were in Euros, 20.5% were in Japanese yen and 9.0% were in British pounds sterling.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $108.0 million, or 36.0%, and $99.8 million, or 34.3%, of our expenses for the six months ended June 30, 2012 and 2011, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Swiss francs, Hungarian forints, Hong Kong dollars, Euros, Indian rupees and Mexican pesos. Expenses paid in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. As a result of these positions, we recognized foreign currency exchange losses of $2.1 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively. These amounts were recorded in “Other expense (income)” in our Condensed Consolidated Statements of Income. Although we do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency, we minimize exposure by reducing the value of the assets and liabilities in currencies other than the functional currency of the legal entity in which they are located.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $273.3 million at June 30, 2012 and $252.2 million at December 31, 2011. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. At June 30, 2012 and December 31, 2011, we had invested $86.5 million and $140.5 million, respectively, in debt securities with maturity dates ranging from 91 to 360 days from the date of purchase. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the 2012 Term Loan bear interest at a rate equal to the sum of LIBOR and a margin of 2.25%, which margin will be subject to adjustment based on our leverage ratio. As of June 30, 2012, the 2012 Term Loan bears interest at 2.49%. Assuming an average of $858.0 million of variable rate debt outstanding, a hypothetical 1.00% basis point increase in LIBOR for a one year period would result in approximately $8.6 million of additional interest rate expense.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended June 30, 2012 in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Various lawsuits, claims and proceedings have been or may be instituted or asserted against us, which arise in the ordinary course of business. While the amounts claimed could be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that our business, operating results, financial condition or cash flows in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are currently pending or asserted will not, individually or in the aggregate, have a material effect on our business, operating results, financial condition or cash flows.

Item 1A.	Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the discussion of risk factors included under “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarter ended June 30, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2012-April 30,2012) Employee Transactions (1)	1,800	$37.56	N/A	N/A
Month #2 (May 1, 2012-May 31, 2012) Employee Transactions (1)	1,518	$35.13	N/A	N/A
Month #3 (June 1, 2012-June 30, 2012) Employee Transactions (1)	1,593	$33.33	N/A	N/A

Total Employee Transactions (1)	4,911	$35.44	N/A	N/A

(1)

Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units. The value of the shares withheld were determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The Company and Mr. Obstler entered into a Change of Employment Status and Release Agreement executed August 2, 2012 (the “Agreement”). Under the terms of the Agreement, Mr. Obstler will remain with the Company until August 31, 2012 (the “Termination Date”), but ceases to be the Chief Financial Officer effective upon the filing of this Form 10-Q with the SEC. Through the Termination Date, he will receive his base salary and within 30 days of the Termination Date, he will be paid severance in the amount of $965,600. This severance payment consists of a lump sum cash amount of $950,000 (minus all applicable taxes and withholdings), representing a value equal to his 2011 cash bonus and long-term incentive award and six months’ base salary, and a group health replacement payment of $15,600 (minus all applicable taxes and withholdings), representing the approximate amount of COBRA continuation premiums for six months. In addition, the Agreement confirms that his outstanding equity awards will be subject to the “involuntary termination” provisions of such awards and the exercise period for all unexercised vested and unvested stock options will be extended until August 31, 2013. The Agreement requires Mr. Obstler to comply with certain confidentiality, non-disparagement and non-solicitation restrictive covenants. It also includes a general release by Mr. Obstler of claims against the Company. The foregoing description of the Agreement is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed herewith as Exhibit 10.2 and incorporated by reference.

Item 6.	Exhibits

An exhibit index has been filed as part of this Report on page E-1 and is incorporated herein by reference in response to this item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2012

MSCI INC. (Registrant)

By:	/s/ David M. Obstler
David M. Obstler Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Authorized Signatory

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED JUNE 30, 2012

3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

# 10.1	Offer Letter, executed May 25, 2012, between MSCI Inc. and Robert Qutub (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 30, 2012 and incorporated by reference herein)

*# 10.2	Change of Employment Status and Release Agreement, executed August 2, 2012, between MSCI Inc. and David M. Obstler

10.26	Amended and Restated Credit Agreement dated as of May 4, 2012 among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Swing Line Linder and L/C Issuer, Morgan Stanley & Co. Incorporated, as Collateral Agent and the other lenders party thereto (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

*†† 10.55	Datafeed License Agreement dated as of May 31, 2012, by and between Broadridge Investor Communication Solutions, Inc. and Institutional Shareholder Services, Inc.

11	Statement Re: Computation of Earnings Per Common share (The calculation of per share earnings is in Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

* 15	Letter of awareness from Deloitte & Touche LLP, dated August 3, 2012, concerning unaudited interim financial information

* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

** 32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*** 101.INS	XBRL Instance Document

*** 101.SCH	XBRL Taxonomy Extension Schema Document

*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
#	Indicates a management compensation plan, contract or arrangement.
††	Confidential treatment requested.

E-1