Form 10-Q
period 2012-09-30
MSCI Inc.
filed 2012-11-06
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 122,095,348 shares of the Registrant’s common stock, $0.01 par value, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	As of
	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$340,458	$252,211
Short-term investments	93,885	140,490
Trade receivables (net of allowances of $582 and $857 at September 30, 2012 and December 31, 2011, respectively)	124,309	180,566
Deferred taxes	49,359	40,952
Prepaid taxes	39,611	38,022
Prepaid and other assets	23,159	25,702

Total current assets	670,781	677,943
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $67,722 and $60,088 at September 30, 2012 and December 31, 2011, respectively)	64,012	37,623
Goodwill	1,708,585	1,708,585
Intangible assets (net of accumulated amortization of $300,676 and $255,579 at September 30, 2012 and December 31, 2011, respectively)	597,004	644,881
Other non-current assets	12,809	23,964

Total assets	$3,053,191	$3,092,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,694	$239
Accrued compensation and related benefits	83,647	107,506
Other accrued liabilities	41,579	45,504
Current maturities of long-term debt	43,082	10,339
Deferred revenue	323,503	289,217

Total current liabilities	493,505	452,805
Long-term debt, net of current maturities	822,401	1,066,548
Deferred taxes	226,796	240,456
Other non-current liabilities	42,426	27,755

Total liabilities	1,585,128	1,787,564

Commitments and Contingencies (see Note 8)
Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized at September 30, 2012 and 500,000,000 class A shares and 250,000,000 class B shares authorized at December 31, 2011; 123,624,743 common shares issued at September 30, 2012 and 122,713,226 class A shares issued at December 31, 2011; and 122,032,979 common shares outstanding at September 30, 2012 and 121,212,191 class A shares outstanding at December 31, 2011, respectively; no class B shares issued and outstanding at December 31, 2011)	1,236	1,227
Treasury shares, at cost (1,591,764 and 1,501,035 shares at September 30, 2012 and December 31, 2011, respectively)	(52,861)	(49,827)
Additional paid in capital	1,028,798	995,665
Retained earnings	493,247	363,461
Accumulated other comprehensive income (loss)	(2,357)	(5,094)

Total shareholders’ equity	1,468,063	1,305,432

Total liabilities and shareholders’ equity	$3,053,191	$3,092,996

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
Operating revenues	$235,444	$225,026	$703,061	$674,807

Cost of services	68,350	68,968	213,884	208,026
Selling, general and administrative	62,973	53,724	176,011	158,463
Restructuring	—	(1,002)	(51)	3,469
Amortization of intangible assets	15,959	16,422	47,877	49,537
Depreciation and amortization of property, equipment and leasehold improvements	4,633	4,669	13,711	14,947

Total operating expenses	151,915	142,781	451,432	434,442

Operating income	83,529	82,245	251,629	240,365

Interest income	(252)	(184)	(712)	(513)
Interest expense	7,314	13,113	49,250	42,552
Other expense (income)	873	(983)	1,997	5,041

Other expense (income), net	7,935	11,946	50,535	47,080

Income before provision for income taxes	75,594	70,299	201,094	193,285
Provision for income taxes	27,320	20,512	71,308	64,317

Net income	$48,274	$49,787	$129,786	$128,968

Earnings per basic common share	$0.39	$0.41	$1.06	$1.06

Earnings per diluted common share	$0.39	$0.40	$1.05	$1.05

Weighted average shares outstanding used in computing earnings per share
Basic	122,261	120,831	122,016	120,570

Diluted	123,450	122,303	123,287	122,186

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
Net income	$48,274	$49,787	$129,786	$128,968
Other comprehensive income (loss):
Foreign currency translation adjustments	2,228	(6,753)	2,166	(2,646)
Income tax effect	(855)	2,642	(867)	1,035

Foreign currency translation adjustments, net	1,373	(4,111)	1,299	(1,611)

Unrealized gains (losses) on cash flow hedges	610	(617)	1,134	(3,140)
Income tax effect	(234)	242	(457)	1,229

Unrealized gains (losses) on cash flow hedges, net	376	(375)	677	(1,911)

Unrealized gains (losses) on available-for-sale securities	10	—	8	1
Income tax effect	(4)	—	(4)	—

Unrealized gains (losses) on available-for-sale securities, net	6	—	4	1

Pension and other post-retirement adjustments	120	50	1,033	9
Income tax effect	(56)	(8)	(276)	—

Pension and other post-retirement adjustments, net	64	42	757	9

Other comprehensive income, net of tax	1,819	(4,444)	2,737	(3,512)

Comprehensive income	$50,093	$45,343	$132,523	$125,456

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
Cash flows from operating activities
Net income	$129,786	$128,968
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	47,877	49,537
Share-based expense	19,409	24,322
Depreciation and amortization of property, equipment and leasehold improvements	13,711	14,947
Amortization of debt origination fees	17,099	4,405
Deferred taxes	(23,701)	(12,950)
Amortization of discount on long-term debt	5,072	801
Excess tax benefits from share-based compensation	(1,579)	(4,076)
Other non-cash adjustments	(136)	1,420
Changes in assets and liabilities, net of assets and liabilities acquired:
Trade receivables	56,822	(28,883)
Prepaid income taxes	84	4,860
Prepaid and other assets	436	(9,649)
Accounts payable	1,448	237
Deferred revenue	33,301	21,166
Accrued compensation and related benefits	(22,683)	(15,139)
Other accrued liabilities	(4,531)	(3,083)
Other	15,248	(1,953)

Net cash provided by operating activities	287,663	174,930

Cash flows from investing activities
Proceeds from redemption of short-term investments	153,032	73,103
Purchase of short-term investments	(106,315)	(142,896)
Capital expenditures	(38,109)	(16,842)

Net cash provided by (used in) investing activities	8,608	(86,635)

Cash flows from financing activities
Proceeds from borrowing, net of discount	876,087	1,125,000
Repayment of long-term debt	(1,092,563)	(1,274,249)
Payment of debt issuance costs	(3,870)	—
Repurchase of treasury shares	(2,924)	(2,941)
Proceeds from exercise of stock options	10,761	13,759
Excess tax benefits from share-based compensation	1,579	4,076

Net cash used in financing activities	(210,930)	(134,355)

Effect of exchange rate changes	2,906	(1,788)

Net increase (decrease) in cash and cash equivalents	88,247	(47,848)
Cash and cash equivalents, beginning of period	252,211	269,423

Cash and cash equivalents, end of period	$340,458	$221,575

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,593	$41,277

Cash paid for income taxes	$92,575	$72,280

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$3,463	$2,271

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of September 30, 2012 and December 31, 2011, the results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated financial statement information as of December 31, 2011 has been derived from the 2011 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Adjustment to Revenues

During the nine months ended September 30, 2012, as a result of a one-time adjustment, the Company recorded a $5.2 million cumulative revenue reduction to correct an error related to revenues previously reported through December 31, 2011. The effect of recording this adjustment in the first quarter resulted in a one-time decrease to the energy and commodity analytics products revenues in the Company’s Condensed Consolidated Statement of Income and an increase in deferred revenues in the Company’s Condensed Consolidated Statement of Financial Condition. It was determined that under Accounting Standards Codification (“ASC”) Subtopic 985-605, “Software Revenue Recognition,” the Company incorrectly established vendor specific objective evidence for certain energy and commodity analytics products and as a result should not have been recognizing a substantial portion of the revenue immediately upon delivery or renewal of a time based subscription license, the terms of which are generally one year. Rather, the entire license fee should be recognized ratably over the term of the license. As such, the Company made the cumulative adjustment effective January 1, 2012 and started recognizing revenue related to all contracts still in effect as of this date ratably over the remainder of the term. The Company will recognize revenue ratably over the contract term for any new contracts entered into on January 1, 2012 and thereafter. Based upon an evaluation of all relevant factors, management believes the correcting adjustment did not have a material impact on the Company’s previously reported results and, accordingly, has determined that restatement of previously issued financial statements is not necessary.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentrations

The Company licenses its products and services primarily to investment managers principally in the United States, Europe and Asia. The Company maintains an allowance on customer accounts where estimated losses may result from the inability of its customers to make required payments.

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents held on deposit and short-term investments. At September 30, 2012 and December 31, 2011, cash and cash equivalents held primarily on deposit were $340.5 million and $252.2 million, respectively. At September 30, 2012 and December 31, 2011, the Company had invested $93.9 million and $140.5 million, respectively, in debt securities with maturity dates ranging from 91 to 360 days from the date of purchase.

For the three and nine months ended September 30, 2012 and 2011, no single customer accounted for 10.0% or more of the Company’s operating revenues.

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

The Company recorded less than $0.1 million of restructuring benefits during the nine months ended September 30, 2012, relating to adjustments made for costs previously accrued for the elimination of overlapping positions. The Company recorded $3.5 million of restructuring expenses in connection with the Restructuring Plan during the nine months ended September 30, 2011. Of this amount, $1.9 million was related to costs associated with the exit of certain leases, $0.9 million was related to the write-off of assets associated with the exit of certain leases, $0.7 million was related to severance and less than $0.1 million was related to the accelerated vesting of share-based compensation awards triggered by the elimination of overlapping positions. The accelerated vesting of share-based compensation awards is not accounted for as a restructuring liability under the line item “Other accrued liabilities” but is instead recorded under the line item “Additional paid in capital” in the Company’s Condensed Consolidated Statement of Financial Condition.

During the nine months ended September 30, 2011, $1.6 million of the restructuring expenses were recorded under the Company’s Performance and Risk operating segment and $1.9 million were recorded under the Company’s Governance operating segment.

The table below summarizes the accrual and charges incurred with respect to the Company’s Restructuring Plan that are included in the line items “Other accrued liabilities” in the Company’s Condensed Consolidated Statement of Financial Condition as of December 31, 2011 and September 30, 2012:

(in thousands)	Severance	Lease termination	Total
Accrued Balance, December 31, 2011	$72	$667	$739
Restructuring benefits	(51)	—	(51)
Cash payments	(21)	(416)	(437)

Accrued Balance, September 30, 2012	$—	$251	$251

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were no anti-dilutive securities to be excluded from the calculation of diluted EPS for the three months ended September 30, 2012. There were 2,903 anti-dilutive stock options excluded from the calculation of diluted EPS for the nine months ended September 30, 2012. There were 32,757 and 17,174 anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2011, respectively.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income	$48,274	$49,787	$129,786	$128,968
Less: Allocations of earnings to unvested restricted stock units (1)	(304)	(483)	(818)	(1,251)

Earnings available to MSCI common shareholders	$47,970	$49,304	$128,968	$127,717

Basic weighted average common shares outstanding	122,261	120,831	122,016	120,570

Basic weighted average common shares outstanding	122,261	120,831	122,016	120,570
Effect of dilutive securities:
Stock options	1,189	1,472	1,271	1,616

Diluted weighted average common shares outstanding	123,450	122,303	123,287	122,186

Earnings per basic common share	$0.39	$0.41	$1.06	$1.06

Earnings per diluted common share	$0.39	$0.40	$1.05	$1.05

(1)	The restricted stock units participate in all of the earnings of the Company in the computation of basic earnings per share and, therefore, the restricted stock units are not included as incremental shares in the diluted EPS computation.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. SHORT-TERM INVESTMENTS

The fair value and gross unrealized gains and losses of securities available-for-sale as of the dates indicated were as follows:

(in thousands)	Amortized Cost plus Accrued Interest	Gross unrealized gains	Gross unrealized losses	Estimated Fair value
September 30, 2012
Debt securities available-for-sale
U.S. Treasury securities	$93,873	$12	$—	$93,885

December 31, 2011
Debt securities available-for-sale
U.S. Treasury securities	$135,485	$9	$(2)	$135,492
Tradable certificates of deposit	5,001	—	(3)	4,998

Total	$140,486	$9	$(5)	$140,490

Unrealized Losses on Investments

The Company had no investments with continuous unrealized losses at September 30, 2012. Investments with continuous unrealized losses for less than 12 months and their related fair values as of December 31, 2011 were as follows:

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

As of September 30, 2012 and December 31, 2011, no other-than-temporary impairment had been recorded on any of the Company’s investments.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at September 30, 2012 and December 31, 2011 consisted of the following:

	As of
	September 30, 2012	December 31, 2011
	(in thousands)
Computer & related equipment	$74,106	$70,170
Furniture & fixtures(1)	7,698	4,868
Leasehold improvements(1)	48,813	22,219
Work-in-process	1,117	454

Subtotal	131,734	97,711
Accumulated depreciation and amortization	(67,722)	(60,088)

Property, equipment and leasehold improvements, net	$64,012	$37,623

(1)

The increase in furniture & fixtures and leasehold improvements as of September 30, 2012 compared to December 31, 2011 primarily relates to the Company’s new office spaces in New York, New York and Rockville, Maryland, both of which the Company began occupying during the quarter ended September 30, 2012.

Depreciation and amortization expense of property, equipment and leasehold improvements was $4.6 million and $4.7 million for the three months ended September 30, 2012 and 2011, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $13.7 million and $14.9 million for the nine months ended September 30, 2012 and 2011, respectively.

7. GOODWLL AND INTANGIBLE ASSETS

Goodwill.

The Company carries goodwill as a result of its acquisitions of Barra, Inc. (“Barra”), RiskMetrics Group, Inc. (“RiskMetrics”) and Measurisk, LLC (“Measurisk”). Goodwill is tested for impairment annually or earlier when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment charges have been recognized in any of the Company’s Condensed Consolidated Financial Statements presented as a result of its impairment testing. The Company’s goodwill at September 30, 2012 and December 31, 2011 was $1,708.6 million. Approximately $1,477.5 million of the goodwill was allocated to the Performance and Risk segment and $231.1 million of the goodwill was allocated to the Governance segment.

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

Amortization expense related to intangible assets for the three months ended September 30, 2012 and 2011 was $16.0 million and $16.4 million, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2012 and 2011 was $47.9 million and $49.5 million, respectively.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets as of September 30, 2012 and December 31, 2011 are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of September 30, 2012
Customer relationships	$459,010	$(84,667)	$374,343
Trademarks/trade names	243,440	(58,996)	184,444
Technology/software	191,430	(155,536)	35,894
Proprietary process	3,800	(1,477)	2,323

Total intangible assets	$897,680	$(300,676)	$597,004

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
As of December 31, 2011
Customer relationships	$459,010	$(61,003)	$398,007
Trademarks/trade names	243,440	(49,336)	194,104
Technology/software	191,430	(141,457)	49,973
Proprietary process	3,800	(1,003)	2,797
Non-compete agreements	2,780	(2,780)	—

Total intangible assets	$900,460	$(255,579)	$644,881

The estimated amortization expense for succeeding years is presented below:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2012	$15,082
2013	53,087
2014	52,864
2015	52,787
2016	50,649
2017	44,566
Thereafter	327,969

Total	$597,004

8. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material impact on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended September 30, 2012 and 2011 was $10.4 million and $4.7 million, respectively. Rent expense for the nine months ended September 30, 2012 and 2011 was $19.0 million and $13.8 million, respectively.

During the nine months ended September 30, 2012, the Company leased office space in New York, New York at three locations. The first two, One Chase Manhattan Plaza and 88 Pine Street, had combined annual base rents of $3.0 million. The lease at One Chase Manhattan Plaza ended in August 2012 and the lease at 88 Pine Street ends in December 2014. On September 16, 2011, the Company entered into a new lease agreement with 7 World Trade Center, LLC, pursuant to which the Company is renting approximately 126,000 square feet of office space for its new corporate headquarters at 7 World Trade Center, New York, New York (the “Lease”). The Lease commenced on February 1, 2012 (the “Commencement Date”) and the Company began occupying its new corporate headquarters in the 7 World Trade Center offices on July 23, 2012. As a result of vacating the 88 Pine Street offices, the Company recognized a charge of $3.3 million during the three and nine months ended September 30, 2012, representing the fair value of the remaining lease charges not expected to be recoverable.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On May 4, 2012, the Company amended and restated its 2010 Credit Facility (the credit agreement as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured five-year Term Loan A Facility in an aggregate amount of $880.0 million (the “2012 Term Loan”) and a $100.0 million senior secured revolving facility (the “2012 Revolving Credit Facility”). The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to repay the remaining outstanding principal of the then-existing 2011 Term Loan. The 2012 Term Loan and the 2012 Revolving Credit Facility mature on May 4, 2017. The Company is required to repay 5.00% of the 2012 Term Loan in quarterly payments over the first two years, 10.00% of the 2012 Term Loan in quarterly payments over the next two years, and 70.00% of the 2012 Term Loan in quarterly payments over the final year.

The 2011 Term Loan bore interest equal to the greater of LIBOR or 1.00% plus 2.50%. As of September 30, 2012, the 2012 Term Loan bears interest of LIBOR plus 2.25%, or 2.47%.

The Amended and Restated Credit Facility also amended certain negative covenants, including financial covenants.

In connection with entering into the Amended and Restated Credit Facility, the Company paid $5.7 million in fees, $3.9 million of which are being deferred. These financing fees, together with $8.6 million of existing fees related to prior credit facilities continuing to be deferred, will be amortized over the life of the Amended and Restated Credit Facility. At September 30, 2012, $11.3 million of the deferred financing fees remain unamortized, $2.9 million of which is included in “Prepaid and other assets” and $8.4 million of which is included in “Other non-current assets” on the Company’s Condensed Consolidated Statement of Financial Condition.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Current maturities of long-term debt at September 30, 2012 was $43.1 million, net of a $0.9 million discount. Long-term debt, net of current maturities at September 30, 2012 was $822.4 million, net of a $2.6 million discount.

Current maturities of long-term debt at December 31, 2011 was $10.3 million, net of a $0.9 million discount. Long-term debt, net of current maturities at December 31, 2011 was $1,066.6 million, net of a $3.8 million discount.

The Company amortized $0.5 million and $1.3 million of deferred financing fees in interest expense during the three months ended September 30, 2012 and 2011, respectively. The Company amortized $17.1 million and $4.4 million of deferred financing fees in interest expense during the nine months ended September 30, 2012 and 2011, respectively. Approximately $0.2 million of debt discount was amortized in interest expense during both the three months ended September 30, 2012 and 2011. Approximately $5.1 million and $0.8 million of debt discount was amortized in interest expense during the nine months ended September 30, 2012 and 2011, respectively.

At September 30, 2012 and December 31, 2011, the fair market value of the Company’s debt obligations were $864.7 million and $1,089.7 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value as discussed in Note 9, “Fair Value Measures,” and represents Level 2 valuations. We utilize the market approach and obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

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

As a result of the repayment of the 2011 Term Loan on May 4, 2012 and the 2010 Term Loan on March 14, 2011, the Company discontinued prospective hedge accounting on its then-existing interest rate swaps as they no longer met hedge accounting requirements. The Company has not entered into new interest rate swaps to hedge its debt and it is not required to do so under the Amended and Restated Credit Facility. The Company will continue to report the net loss related to the discontinued cash flow hedges in Accumulated Other Comprehensive Income and is expected to reclassify this amount into earnings during the contractual term of the swap agreements. During the next twelve months, the Company estimates that an additional $2.0 million will be reclassified as an increase to interest expense.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Condensed Consolidated Statements of Financial Condition:

(In thousands)	Condensed Consolidated Statements of Financial Condition Location	As of September 30, 2012	As of December 31, 2011
Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other accrued liabilities	$—	$(2,387)

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative (Effective Portion) for the Three Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for the Three Months Ended September 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended September 30
(In thousands)	2012	2011		2012	2011		2012	2011
Interest rate swaps	$—	$(1,243)	Interest expense	$(609)	$(627)	Interest expense	$—	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative (Effective Portion) for the Nine Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for the Nine Months Ended September 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Nine Months Ended September 30
(In thousands)	2012	2011		2012	2011		2012	2011
Interest rate swaps	$(695)	$(4,575)	Interest expense	$(1,827)	$(1,437)	Interest expense	$—	$35

9. FAIR VALUE MEASURES

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:

Cash equivalents	$4,250	$—	$4,250	$—

Short-term investments:
U.S. Treasury securities	93,885	—	93,885	—

Total short-term investments		—		—

Total financial assets	$98,135	$—	$98,135	$—

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:

Cash equivalents	$27,000	$—	$27,000	$—

Short-term investments:
U.S. Treasury securities	135,492	—	135,492	—
Tradable certificates of deposit	4,998	—	4,998	—

Total short-term investments	140,490	—	140,490	—

Total financial assets	$167,490	$—	$167,490	$—

Liabilities:

Interest rate swaps	$2,387	$—	$2,387	$—

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

The Company’s interest rate swaps were classified within Level 2, as they were valued using pricing models that took into account the contract terms as well as multiple observable inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates.

10. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. For the three months ended September 30, 2012 and 2011, costs relating to 401(k), pension and post-retirement benefit expenses were $3.6 million and $3.3 million, respectively. Of these amounts, $2.1 million and $2.0 million were recorded in cost of services and $1.5 million and $1.3 million were recorded in selling, general and administrative for the three months ended September 30, 2012 and 2011, respectively.

For the nine months ended September 30, 2012 and 2011, costs relating to 401(k), pension and post-retirement benefit expenses were $15.3 million and $11.6 million, respectively. Of these amounts, $9.7 million and $7.2 million were recorded in cost of services and $5.6 million and $4.4 million were recorded in selling, general and administrative for the nine months ended September 30, 2012 and 2011, respectively.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions and, in the case of the MSCI 401(k) plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations. The Company’s expenses associated with the 401(k) plan and other defined contribution plans were $3.2 million and $2.8 million for the three months ended September 30, 2012 and 2011, respectively. The Company’s expenses associated with the 401(k) plan and other defined contribution plans were $12.8 million and $10.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense related to defined benefit pension plans was $0.4 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively. Net periodic benefit expense related to defined benefit pension plans was $2.5 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended September 30, 2012, the Company awarded 4,544 shares in MSCI common stock and 18,603 restricted stock units to directors who were not employees of the Company during the period. During the nine months ended September 30, 2011, the Company awarded 7,840 shares in MSCI common stock and 21,259 restricted stock units to directors who were not employees of the Company during the period.

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

Share-based expense was $7.5 million and $19.4 million for the three and nine months ended September 30, 2012 of which $0.6 million and $1.4 million was related to the Performance Award, respectively. There was no expense related to the Founders Grant Award for the three and nine months ended September 30, 2012 as this award became fully vested on November 14, 2011. Share-based expense was $7.9 million and $24.3 million for the three and nine months ended September 30, 2011, respectively, of which $0.9 million and $2.5 million was related to the Founders Grant Award and $0.4 million and $4.2 million was related to the Performance Award for the three and nine months ended September 30, 2011, respectively.

12. INCOME TAXES

The Company’s provision for income taxes was $71.3 million and $64.3 million for the nine months ended September 30, 2012 and 2011, respectively. These amounts reflect effective tax rates of 35.5% and 33.3% for the nine months ended September 30, 2012 and 2011, respectively. The effective rate of 35.5% for the nine months ended September 30, 2012 reflects the Company’s estimate of the effective tax rate for the period and is higher than the prior year because of the impact of certain discrete items in 2011, the effect of which was to decrease our effective tax rate in that year by 1.7 percentage points, as well as the loss of benefit associated with the federal research and development credit, which had decreased the 2011 rate by 0.7 percentage points but had not been reinstated into law as of September 30, 2012.

The Company is under examination by the Internal Revenue Service and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years currently under examination vary by jurisdiction. During 2010, Morgan Stanley reached a settlement with New York State and New York City tax authorities on issues relating to tax years 2002 through 2006. The Company will indemnify Morgan Stanley for any additional assessments deemed to be due in accordance with the Tax Sharing Agreement once MSCI’s share of the settlement is finalized. The Company has a reserve of $8.4 million to indemnify Morgan Stanley, which has been previously recognized in the Company’s financial statements. The Company is currently working with Morgan Stanley to determine MSCI’s final share.

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

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the tax years subject to examination for each major jurisdiction:

Tax Jurisdiction	Tax Years
United States	2005-2011
California	2008-2010
New York State	2007-2010
New York City	2005-2010
Hong Kong	2005-2011
United Kingdom	2010
Canada	2005-2011
Japan	2009-2011
India	2008-2011

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table presents MSCI’s operating segments’ results for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Operating revenues
Performance and Risk	$205,389	$196,230	$611,054	$583,788
Governance	30,055	28,796	92,007	91,019

Consolidated	$235,444	$225,026	$703,061	$674,807

Amortization of intangible assets and depreciation and amortization of property, equipment and leasehold improvements
Performance and Risk	$16,393	$16,601	$49,053	$51,036
Governance	4,199	4,490	12,535	13,448

Consolidated	$20,592	$21,091	$61,588	$64,484

Operating income
Performance and Risk	$80,472	$78,957	$243,927	$231,458
Governance	3,057	3,288	7,702	8,907

Consolidated	$83,529	$82,245	$251,629	$240,365

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
		(in thousands)
Revenues
Americas:
United States	$122,199	$116,511	$362,464	$340,611
Other	8,418	7,450	24,313	23,620

Total Americas	130,617	123,961	386,777	364,231

Europe, Middle East and Africa (“EMEA”):
United Kingdom	28,127	26,959	84,337	79,364
Other	45,639	44,361	139,559	143,519

Total EMEA	73,766	71,320	223,896	222,883

Asia & Australia:
Japan	14,403	14,655	43,222	42,480
Other	16,658	15,090	49,166	45,213

Total Asia & Australia	31,061	29,745	92,388	87,693

Total	$235,444	$225,026	$703,061	$674,807

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	September 30, 2012	December 31, 2011
	(in thousands)
Long-lived assets
Americas:
United States	$2,348,440	$2,369,997
Other	4,844	5,145

Total Americas	2,353,284	2,375,142

EMEA:
United Kingdom	4,183	5,107
Other	7,852	5,617

Total EMEA	12,035	10,724

Asia & Australia:
Japan	354	364
Other	3,928	4,859

Total Asia & Australia	4,282	5,223

Total	$2,369,601	$2,391,089

14. SUBSEQUENT EVENTS

Management of the Company evaluated subsequent events from October 1, 2012 through the issuance date of this Form 10-Q.

On October 30, 2012, MSCI Limited, an indirect wholly owned subsidiary of the Company, signed a definitive share purchase agreement to acquire London-based property performance measurement group IPD Group Limited (“IPD”) for a purchase price of approximately £77.9 million. The acquisition of IPD will expand the Company’s multi-asset class offering by integrating private real estate assets into its models, as well as adding real estate benchmarks to the Company’s family of equity indices. IPD is dedicated to the objective measurement of the commercial real estate market. Headquartered in London, with offices around the world, IPD is a leading provider of real estate performance analysis for funds, investors, managers and occupiers and offers a wide range of services that include research, reporting, benchmarking, conferences and indices.

The transaction is subject to customary closing conditions and is expected to close in the Company’s quarter ending December 31, 2012. The transaction is expected to be financed using existing cash. While the Company has incurred approximately $1.3 million in costs associated with the pending transaction that are reflected in its condensed consolidated financial statements, the pending acquisition of IPD will not be reflected in the Company’s consolidated financial statements until after the deal closes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of September 30, 2012, the related condensed consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2012 and 2011, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

November 6, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K for the fiscal year ended December 31, 2011 as updated by this Form 10-Q and our Form 10-Q for the quarter ended March 31, 2012.

Overview

We are a leading global provider of investment decision support tools, including indices, portfolio risk and performance analytics and corporate governance products and services. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), hedge funds and private wealth; financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of September 30, 2012, we had offices in 29 cities in 20 countries to help serve our diverse client base, with 55.0% of our revenue from clients in the Americas, 31.9% in Europe, the Middle East and Africa (“EMEA”) and 13.1% in Asia and Australia based on revenues for the nine months ended September 30, 2012.

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

In evaluating our financial performance, we focus on revenue growth for the company in total and by product category as well as operating profit growth and the level of profitability as measured by our operating margin for the company in total. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our operating profits into excess cash in the future. Our revenue growth strategy includes: (a) expanding and deepening our relationships with investment institutions worldwide; (b) developing new and enhancing existing product offerings, including combining existing product features or data derived from our products to create new products; and (c) actively seeking to acquire products, technologies and companies that will enhance, complement or expand our client base and our product offerings.

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

Our Performance and Risk business is a leading global provider of investment decision support tools, including indices and portfolio risk and performance analytics, credit analytics and environmental, social and governance (“ESG”) products. Our Performance and Risk products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, assessment of social responsibility, environmental stewardship and the effects of climate change on investments, investment manager selection and investment research. The flagship products within our Performance and Risk business are our global equity indices and ESG products marketed under the MSCI and MSCI ESG brands, our market and credit risk analytics marketed under the RiskMetrics and Barra brands, our portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand and our valuation models and risk management software for the energy and commodities markets marketed under the FEA brand.

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

Term Loan Repricing

On June 1, 2010, we entered into a senior secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. Incorporated, as collateral agent, and the other lenders party thereto, which was comprised of (i) a $1,275.0 million six-year term loan facility (the “2010 Term Loan”) and (ii) a $100.0 million five-year revolving credit facility (the “2010 Revolving Credit Facility” and together with the 2010 Term Loan, the “2010 Credit Facility”). On March 14, 2011, we completed the repricing of the 2010 Credit Facility. The repricing provided for the incurrence of a new senior secured loan (the “2011 Term Loan”) in an aggregate principal amount of $1,125.0 million. The proceeds of the 2011 Term Loan, together with $87.6 million of cash on hand, were used to repay the remaining $1,212.6 million outstanding balance of the 2010 Term Loan in full. The 2011 Term Loan would have matured in March 2017. The repricing decreased the interest rate applicable to the 2011 Term Loan from the London Interbank Offered Rate (“LIBOR”) plus 3.25% (with a leverage-based stepdown) to LIBOR plus 2.75% (with a leverage-based stepdown) and reduced the LIBOR floor applicable to the 2011 Term Loan from 1.50% to 1.00%. We incurred $6.1 million in fees associated with the repricing which are reflected in “Other expense (income)” on the Company’s Condensed Consolidated Statement of Income for the nine months ended September 30, 2011.

On May 4, 2012, we amended and restated our 2010 Credit Facility (the credit agreement as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured five-year Term Loan A Facility (the “2012 Term Loan”) in an aggregate amount of $880.0 million and a $100.0 million senior secured revolving facility (the “2012 Revolving Credit Facility”). The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to repay the remaining outstanding principal of the then-existing 2011 Term Loan. The 2012 Term Loan and the 2012 Revolving Credit Facility mature on May 4, 2017. In connection with the repayment of the 2011 Term Loan, we terminated our then-existing interest rate swaps and have not entered into new interest rate swaps to hedge our debt as such swaps are not required under the Amended and Restated Credit Facility. At September 30, 2012, the 2012 Term Loan bears interest of LIBOR plus 2.25%, or 2.47%. We incurred $20.6 million in expense related to the accelerated amortization of existing fees or the immediate recognition of new fees associated with this transaction in “Interest expense” on the Company’s Condensed Consolidated Statement of Income for the nine months ended September 30, 2012.

The discussion of our results of operations for the three and nine months ended September 30, 2012 and 2011 are presented below. The results of operations for interim periods may not be indicative of future results.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Results of Operations

	Three Months Ended September 30,
	2012	2011	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$235,444	$225,026	$10,418	4.6%
Operating expenses:
Cost of services	68,350	68,968	(618)	(0.9%)
Selling, general and administrative	62,973	53,724	9,249	17.2%
Restructuring	—	(1,002)	1,002	100.0%
Amortization of intangible assets	15,959	16,422	(463)	(2.8%)
Depreciation and amortization of property, equipment, and leasehold improvements	4,633	4,669	(36)	(0.8%)

Total operating expenses	151,915	142,781	9,134	6.4%

Operating income	83,529	82,245	1,284	1.6%
Other expense (income), net	7,935	11,946	(4,011)	(33.6%)
Provision for income taxes	27,320	20,512	6,808	33.2%

Net income	$48,274	$49,787	$(1,513)	(3.0%)

Earnings per basic common share	$0.39	$0.41	$(0.02)	(4.9%)

Earnings per diluted common share	$0.39	$0.40	$(0.01)	(2.5%)

Operating margin	35.5%	36.5%

Operating Revenues

We operate under two segments: the Performance and Risk business and the Governance business. Our revenues are grouped into the following five product and/or service categories:

•	Index and ESG

•	Risk management analytics

•	Portfolio management analytics

•	Energy and commodity analytics

•	Governance

The Performance and Risk business is comprised of index and ESG, risk management analytics, portfolio management analytics and energy and commodity analytics products.

The following table summarizes the revenue by product category for the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

	Three Months Ended September 30,
	2012	2011	Increase/(Decrease)
	(in thousands)
Index and ESG:
Subscriptions	$73,894	$66,279	$7,615	11.5%
Asset based fees	34,042	35,030	(988)	(2.8%)

Total index and ESG products	107,936	101,309	6,627	6.5%
Risk management analytics	64,998	61,861	3,137	5.1%
Portfolio management analytics	29,138	30,263	(1,125)	(3.7%)
Energy and commodity analytics	3,317	2,797	520	18.6%

Governance	30,055	28,796	1,259	4.4%

Total operating revenues	$235,444	$225,026	$10,418	4.6%

Total operating revenues for the three months ended September 30, 2012 increased $10.4 million, or 4.6%, to $235.4 million compared to $225.0 million for the three months ended September 30, 2011. Subscription revenues consist of revenues related to our index and ESG subscriptions, risk management analytics, portfolio management analytics, energy and commodity analytics and governance products.

Our index and ESG products primarily consist of equity index subscriptions, equity index asset based fees products and ESG products. Our index and ESG products are used to benchmark investment performance, as a basis for index-linked investment products to assess social responsibility, environmental stewardship and the effects of climate change on investments, for research and for investment manager selection. We derive revenues from our index and ESG products through index data and ESG subscriptions, fees based on assets in investment products linked to our indices and non-recurring licenses of our index historical data. Revenues related to index and ESG products increased 6.5% to $107.9 million for the three months ended September 30, 2012 compared to $101.3 million for the three months ended September 30, 2011.

Subscription revenues from the index and ESG products were up $7.6 million, or 11.5%, to $73.9 million for the three months ended September 30, 2012 compared to $66.3 million for the three months ended September 30, 2011, driven by strong growth in revenues from MSCI’s All Country World Index (“ACWI”) core and other index modules as well as higher usage fees. Included in index and ESG revenues for the three months ended September 30, 2012 were $0.8 million of non-recurring revenues, down from $2.2 million in the three months ended September 30, 2011.

Asset based fee revenues attributable to the index and ESG products decreased $1.0 million, or 2.8% to $34.0 million for the three months ended September 30, 2012 compared to $35.0 million for the three months ended September 30, 2011. The year over year decrease primarily relates to a change in the mix of funds linked to our indices that more than offset the impact of higher assets under management. The average value of assets in ETFs linked to MSCI equity indices in the aggregate increased 4.7% to $344.7 billion for the three months ended September 30, 2012 compared to $329.1 billion for the three months ended September 30, 2011. As of September 30, 2012, the value of assets in ETFs linked to MSCI equity indices was $363.7 billion, representing an increase of 25.4% from $290.1 billion as of September 30, 2011.

Of the $363.7 billion of assets in ETFs linked to MSCI equity indices as of September 30, 2012, 39.4% were linked to emerging market indices, 32.5% were linked to developed markets outside of the U.S., 25.0% were linked to U.S. market indices and 3.1% were linked to other global indices.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

$ in Billions	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
AUM in ETFs linked to MSCI Indices	$350.1	$360.5	$290.1	$301.6	$354.7	$327.4	$363.7
Sequential Change ($ in Billions)
Market Appreciation/(Depreciation)	$10.1	$(3.8)	$(70.4)	$10.5	$37.9	$(27.6)	$21.1
Cash Inflow	6.7	14.2	—	1.0	15.2	0.3	15.2

Total Change	$16.8	$10.4	$(70.4)	$11.5	$53.1	$(27.3)	$36.3

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the periods indicated:

	Quarterly Average
	2011				2012
$ in Billions	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI Indices	$337.6	$356.8	$329.1	$305.0	$341.0	$331.6	$344.7

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

Revenues related to risk management analytics products increased $3.1 million, or 5.1%, to $65.0 million for the three months ended September 30, 2012 compared to $61.9 million for the three months ended September 30, 2011. The increase in risk management analytics revenues was driven primarily by revenue growth for our RiskManager and BarraOne products.

Our portfolio management analytics products consist of equity portfolio analytics tools and fixed income portfolio analytics tools. Revenues related to portfolio management analytics products decreased 3.7% to $29.1 million for the three months ended September 30, 2012 compared to $30.3 million for three months ended September 30, 2011. Within our portfolio management analytics products, equity portfolio analytics decreased $0.7 million to $28.3 million and fixed income analytics decreased $0.4 million to $0.8 million.

Our energy and commodity analytics products consist of software applications which help users value, model and hedge physical assets and derivatives across a number of market segments including energy and commodity assets. Revenues from energy and commodity analytics products increased 18.6% to $3.3 million for the three months ended September 30, 2012 compared to $2.8 million for the three months ended September 30, 2011. At the beginning of 2012, MSCI changed its accounting for energy and commodity analytics revenues, which resulted in a greater proportion of annual revenue being recognized in the three months ended September 30, 2012 than in the three months ended September 30, 2011. See Note 1, “Introduction and Basis of Presentation,” of the Notes to the Condensed Consolidated Financial Statements for further information.

Our governance products consist of corporate governance products and services, including proxy research, recommendation and voting services for institutional investors as well as governance advisory and compensation data analytics for corporations. They also include equity research based on forensic accounting research as well as class action monitoring and claims filing services to aid institutional investors in the recovery of funds from class action securities litigation. Governance products were up $1.3 million, or 4.4%, to $30.1 million for the three months ended September 30, 2012 compared to $28.8 million for the three months ended September 30, 2011 driven by higher revenues from our compensation and advisory products and services. Within the governance products, subscription revenues increased $2.1 million to $28.2 million and non-recurring revenues decreased $0.9 million to $1.9 million for the three months ended September 30, 2012.

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

•

fluctuations in asset based fees, which may result from changes in certain investment products’ total expense ratios, market movements or investment inflows into and outflows from investment products linked to our indices;

•	a change in the mix of funds linked to our indices;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indices;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;

•	price changes;

•	revenue recognition differences under U.S. GAAP;

•	fluctuations in foreign exchange rates; and

•	the impact of acquisitions and dispositions.

The following table sets forth our Run Rates as of the dates indicated and the percentage growth over the periods indicated:

	As of
	September 30,	September 30,	June 30,	Year Over Year	Sequential
	2012	2011	2012	Comparison	Comparison
	(in thousands)
Run Rates
Index and ESG products
Subscription	$292,787	$264,722	$285,604	10.6%	2.5%
Asset based fees (1)	114,576	117,928	129,045	(2.8)%	(11.2)%

Index and ESG products total	407,363	382,650	414,649	6.5%	(1.8)%
Risk management analytics	261,776	251,804	258,995	4.0%	1.1%
Portfolio management analytics	115,958	119,220	117,153	(2.7)%	(1.0)%
Energy and commodity analytics	14,040	15,343	14,839	(8.5)%	(5.4)%
Governance	115,840	107,152	113,976	8.1%	1.6%

Total Run Rate	$914,977	$876,169	$919,612	4.4%	(0.5)%

Subscription total	$800,401	$758,241	$790,567	5.6%	1.2%
Asset based fees total	114,576	117,928	129,045	(2.8)%	(11.2)%

Total Run Rate	$914,977	$876,169	$919,612	4.4%	(0.5)%

(1)

On October 2, 2012, Vanguard Group Inc. (“Vanguard”) announced its decision to change the target benchmarks of 22 of its ETFs from MSCI’s equity indices. As a result of this announcement, we excluded the $131.1 billion of assets in the 22 Vanguard ETFs linked to MSCI equity indices as of September 30, 2012 for purposes of calculating the index and ESG asset based fee run rate, which resulted in a decrease of $24.4 million. The average value of assets in the 22 Vanguard ETFs linked to MSCI equity indices was $124.0 billion for the three months ended September 30, 2012 compared to the total average value of assets in ETFs linked to MSCI equity indices of $344.7 billion. The average value of assets in the 22 Vanguard ETFs linked to MSCI equity indices was $118.4 billion for the nine months ended September 30, 2012 compared to the total average value of assets in ETFs linked to MSCI equity indices of $339.2 billion.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated three months ended:

	September 30, 2012	September 30, 2011
Index and ESG products	94.0%	95.2%
Risk management analytics	88.5%	92.1%
Portfolio management analytics	84.9%	86.6%
Energy and commodity analytics	76.6%	89.3%
Governance	91.1%	86.2%
Total	90.0%	91.3%

The following table sets forth our Core Retention Rates by product category for the indicated three months ended:

	September 30, 2012	September 30, 2011
Index and ESG products	94.0%	95.2%
Risk management analytics	89.3%	92.1%
Portfolio management analytics	86.5%	88.3%
Energy and commodity analytics	77.1%	91.3%
Governance	91.2%	86.3%
Total	90.6%	91.6%

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

The following table shows operating expenses by each of the categories:

	Three Months Ended
	September 30,
	2012	2011	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$50,378	$50,584	$(206)	(0.4)%
Non-compensation expenses	17,972	18,384	(412)	(2.2)%

Total cost of services	68,350	68,968	(618)	(0.9)%
Selling, general and administrative:
Compensation and benefits	42,655	35,694	6,691	19.5%
Non-compensation expenses	20,318	18,030	2,288	12.7%

Total selling, general and administrative	62,973	53,724	9,249	17.2%
Restructuring	—	(1,002)	1,002	100.0%
Amortization of intangible assets	15,959	16,422	(463)	(2.8)%
Depreciation and amortization of property, equipment, and leasehold improvements	4,633	4,669	(36)	(0.8)%

Total operating expenses	$151,915	$142,781	$9,134	6.4%

Compensation and benefits	$93,033	$86,278	$6,755	7.8%
Non-compensation expenses	38,290	36,414	1,876	5.2%
Restructuring	—	(1,002)	1,002	100.0%
Amortization of intangible assets	15,959	16,422	(463)	(2.8)%
Depreciation and amortization of property, equipment, and leasehold improvements	4,633	4,669	(36)	(0.8)%

Total operating expenses	$151,915	$142,781	$9,134	6.4%

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and typically have represented approximately 60% of total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of September 30, 2012, 44.1% of our employees were located in emerging market centers compared to 37.6% as of September 30, 2011.

During the three months ended September 30, 2012, compensation and benefits costs were $93.0 million, an increase of 7.8% compared to $86.3 million for the three months ended September 30, 2011. The increase in compensation and benefits costs reflects higher costs related to increased staffing levels and $3.7 million in higher severance costs partially offset by lower stock-based compensation expense. We had 2,416 and 2,277 employees as of September 30, 2012 and 2011, respectively. We had severance costs of $4.1 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively.

Stock-based compensation expense for the three months ended September 30, 2012 was $7.3 million, a decrease of $0.3 million, or 3.3%, compared to $7.6 million for the three months ended September 30, 2011. The decrease was primarily caused by lower expense associated with the amortization of restricted stock units and options awarded to certain of our employees in connection with our initial public offering in November 2007 (the “Founders Grant Award”) and a decrease in the number of shares expected to be distributed at vesting related to certain awards during the three months ended September 30, 2012 compared to the same period in 2011. The decrease in the expense related to the Founders Grant Award is attributable to the award’s final vesting that occurred in November 2011. Approximately $0.9 million of the stock-based compensation expense was related to the Founders Grant Award for the three months ended September 30, 2011. For the three months ended September 30, 2012 and 2011, approximately $0.6 million and $0.4 million, respectively, of the stock-based compensation expense was associated with the equity award granted in June 2010 to certain employees in connection with the RiskMetrics acquisition (the “Performance Award”).

Non-compensation expenses for the three months ended September 30, 2012 increased $1.9 million, or 5.2%, to $38.3 million compared to $36.4 million for the three months ended September 30, 2011. The increase was driven by higher occupancy costs primarily related to the impact of recording a $3.3 million lease exit charge associated with vacating our 88 Pine space, partially offset by lower travel and entertainment, recruiting, market data costs and other non-income based taxes. See “Liquidity and Capital Resources” below for further information regarding the 7 World Trade Center lease.

Cost of Services

Cost of services includes costs related to our research, data management and production, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy costs, market data fees, information technology services and voting fees. Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels. For the three months ended September 30, 2012, total cost of services decreased $0.6 million, or 0.9%, to $68.4 million compared to $69.0 million for the three months ended September 30, 2011.

Compensation and benefits expenses for the three months ended September 30, 2012 decreased slightly to $50.4 million compared to $50.6 million for the three months ended September 30, 2011. The decrease reflects lower stock-based compensation expense partially offset by higher costs related to increased staffing levels.

Non-compensation expenses for the three months ended September 30, 2012 decreased $0.4 million to $18.0 million compared to $18.4 million for the three months ended September 30, 2011. The decrease was driven by lower market data costs, outside professional fees and other non-compensation costs partially offset by higher occupancy costs primarily related to the impact of recording a lease exit charge associated with vacating our 88 Pine space.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, outside professional fees and information technology costs. For the three months ended September 30, 2012, SG&A was $63.0 million, an increase of $9.3 million, or 17.2%, compared to $53.7 million for the three months ended September 30, 2011.

Compensation and benefits expenses increased $7.0 million to $42.7 million for the three months ended September 30, 2012 compared to $35.7 million for the three months ended September 30, 2011. The increase primarily reflects higher severance costs.

Non-compensation expenses for the three months ended September 30, 2012 increased $2.3 million, or 12.7%, to $20.3 million compared to $18.0 million for the three months ended September 30, 2011. The increase was primarily driven by higher occupancy costs related to the impact of recording a lease exit charge associated with vacating our 88 Pine space.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. Amortization of intangibles expense totaled $16.0 million and $16.4 million for the three months ended September 30, 2012 and 2011, respectively. The decrease in expense resulted from a portion of the intangibles arising from the RiskMetrics and Measurisk acquisitions becoming fully amortized.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment, and leasehold improvements was relatively flat in the year over year periods with costs of $4.6 million and $4.7 million for the three months ended September 30, 2012 and 2011, respectively. The impact of eliminating certain assets associated with duplicative occupancy and certain information technology assets becoming fully depreciated was partially offset by the increased depreciation associated with the buildout and occupancy of our new offices in New York, New York and Rockville, Maryland.

Other Expense (Income), Net

Other expense (income), net for the three months ended September 30, 2012 was $7.9 million, a decrease of $4.0 million compared to $11.9 million for the three months ended September 30, 2011. The decrease is primarily the result of the impact on interest expense of lower average outstanding principal on our debt and lower associated interest rates partially offset by the impact of foreign currency losses.

Provision For Income Taxes

The provision for income tax expense for the three months ended September 30, 2012 was $27.3 million, an increase of $6.8 million, or 33.2%, compared to $20.5 million for the three months ended September 30, 2011. These amounts reflect effective tax rates of 36.1% and 29.2% for the three months ended September 30, 2012 and 2011, respectively. The effective rate of 36.1% for the three months ended September 30, 2012 reflects our estimate of the effective tax rate for the period and is higher than the prior year because of the impact of certain discrete items in 2011, the effect of which was to decrease our effective tax rate in that year, as well as the loss of the benefit associated with the federal research and development credit, which had decreased the 2011 rate but had not been reinstated into law as of September 30, 2012.

Segment Results of Operations

The results of operations by segment for the three months ended September 30, 2012 and September 30, 2011 are as follows:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011			Percentage Change
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
	(in thousands)
Operating revenues	$205,389	$30,055	$235,444	$196,230	$28,796	$225,026	4.7%	4.4%	4.6%
Operating expenses:
Cost of services	54,579	13,771	68,350	54,996	13,972	68,968	(0.8%)	(1.4%)	(0.9%)
Selling, general and administrative	53,945	9,028	62,973	46,494	7,230	53,724	16.0%	24.9%	17.2%
Restructuring	—	—	—	(818)	(184)	(1,002)	100.0%	100.0%	100.0%
Amortization of intangible assets	12,638	3,321	15,959	13,072	3,350	16,422	(3.3%)	(0.9%)	(2.8%)
Depreciation and amortization of property, equipment and leasehold improvements	3,755	878	4,633	3,529	1,140	4,669	6.4%	(23.0%)	(0.8%)

Total operating expenses	124,917	26,998	151,915	117,273	25,508	142,781	6.5%	5.8%	6.4%

Operating income	80,472	3,057	83,529	78,957	3,288	82,245	1.9%	(7.0%)	1.6%
Other expense (income), net			7,935			11,946			(33.6%)

Income before provision for income taxes			75,594			70,299			7.5%
Provision for income taxes			27,320			20,512			33.2%

Net income			$48,274			$49,787			(3.0%)

Performance and Risk

Total operating revenues for the Performance and Risk business increased $9.2 million, or 4.7%, to $205.4 million for the three months ended September 30, 2012. The increase was primarily driven by higher revenues from our core benchmark indices and growth within our risk management analytics products partially offset by lower revenues from portfolio management analytics products and lower index and ESG asset based fees.

Cost of services for the Performance and Risk business decreased $0.4 million, or 0.8%, to $54.6 million for the three months ended September 30, 2012. Within cost of services, compensation and benefits expenses decreased $0.6 million to $40.0 million primarily as a result of lower costs related to stock-based compensation. Non-compensation expenses increased $0.2 million to $14.6 million.

SG&A expense for the Performance and Risk business increased $7.4 million, or 16.0%, to $53.9 million for the three months ended September 30, 2012. Within SG&A, compensation and benefits expenses increased $5.7 million to $36.8 million as a result of higher costs related to increased staffing levels and higher severance costs. Non-compensation expenses increased $1.7 million to $17.1 million.

Amortization of intangibles expense for the Performance and Risk business totaled $12.6 million and $13.1 million for the three months ended September 30, 2012 and 2011, respectively. The decrease in expense resulted from a portion of the intangibles arising from the RiskMetrics and Measurisk acquisitions becoming fully amortized.

Depreciation and amortization of property, equipment, and leasehold improvements for the Performance and Risk business totaled $3.8 million and $3.5 million for the three months ended September 30, 2012 and 2011, respectively. Increased depreciation associated with the buildout and occupancy of our new corporate headquarters in New York, New York was partially offset by the impact of eliminating certain assets associated with duplicative occupancy and certain information technology assets becoming fully depreciated.

Governance

Total operating revenues for the Governance business increased $1.3 million, or 4.4%, to $30.1 million for the three months ended September 30, 2012. Within the governance products, subscription revenues increased $2.1 million to $28.2 million and non-recurring revenues decreased $0.9 million to $1.9 million for the three months ended September 30, 2012.

Cost of services for the Governance business decreased $0.2 million to $13.8 million for the three months ended September 30, 2012. Compensation and benefits expenses increased $0.4 million to $10.4 million primarily as a result of higher severance costs while non-compensation expenses decreased $0.6 million to $3.4 million.

SG&A expense for the Governance business increased $1.8 million to $9.0 million for the three months ended September 30, 2012. Within SG&A, compensation and benefits expenses increased $1.3 million to $5.9 million a result of higher costs related to increased staffing levels and higher severance costs. Non-compensation expenses increased $0.5 million to $3.1 million.

Amortization of intangibles expense for the Governance business totaled $3.3 million and $3.4 million for the three months ended September 30, 2012 and 2011, respectively. The decrease in expense resulted from a portion of the intangibles arising from the RiskMetrics acquisition becoming fully amortized.

Depreciation and amortization of property, equipment, and leasehold improvements for the Governance business totaled $0.9 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively. The decrease is primarily related to the impact of eliminating duplicative occupancy related assets, partially offset by the increased depreciation associated with the buildout and occupancy of our new offices in Rockville, Maryland.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Results of Operations

	Nine Months Ended
	September 30,
	2012	2011	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$703,061	$674,807	$28,254	4.2%
Operating expenses:
Cost of services	213,884	208,026	5,858	2.8%
Selling, general and administrative	176,011	158,463	17,548	11.1%
Restructuring	(51)	3,469	(3,520)	(101.5%)
Amortization of intangible assets	47,877	49,537	(1,660)	(3.4%)
Depreciation and amortization of property, equipment, and leasehold improvements	13,711	14,947	(1,236)	(8.3%)

Total operating expenses	451,432	434,442	16,990	3.9%

Operating income	251,629	240,365	11,264	4.7%
Other expense (income), net	50,535	47,080	3,455	7.3%
Provision for income taxes	71,308	64,317	6,991	10.9%

Net income	$129,786	$128,968	$818	0.6%

Earnings per basic common share	$1.06	$1.06	$—	—%

Earnings per diluted common share	$1.05	$1.05	$—	—%

Operating margin	35.8%	35.6%

Operating Revenues

The following table summarizes the revenue by product category for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Nine Months Ended
	September 30,
	2012	2011	Increase/(Decrease)
	(in thousands)
Index and ESG:
Subscriptions	$221,362	$194,713	$26,649	13.7%
Asset based fees	102,745	109,186	(6,441)	(5.9%)

Total index and ESG products	324,107	303,899	20,208	6.6%
Risk management analytics	193,622	181,533	12,089	6.7%
Portfolio management analytics	87,527	88,740	(1,213)	(1.4%)
Energy and commodity analytics	5,798	9,616	(3,818)	(39.7%)
Governance	92,007	91,019	988	1.1%

Total operating revenues	$703,061	$674,807	$28,254	4.2%

Total operating revenues for the nine months ended September 30, 2012 increased $28.3 million, or 4.2%, to $703.1 million compared to $674.8 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, as a result of a one-time non-cash adjustment, we recorded a $5.2 million cumulative revenue reduction to correct an immaterial error related to revenues previously reported through December 31, 2011. See Note 1, “Introduction and Basis of Presentation,” of the Notes to the Condensed Consolidated Financial Statements for further information. The effect of recording this adjustment in the first quarter resulted in a one-time decrease to the energy and commodity analytics products revenues and an increase in deferred revenues. Previously, our policy resulted in the immediate recognition of a substantial portion of the revenue for certain energy and commodity analytics product related contracts, the terms of which were generally one year. However, it was determined that the entire license fee related to these contracts should be recognized ratably over the term of the license. As such, we made the cumulative adjustment effective January 1, 2012 and started recognizing revenue for all contracts still in effect as of this date ratably over the remainder of the term and will recognize revenue ratably over the contract term for any new contracts entered into on January 1, 2012 and thereafter.

Revenues related to index products increased 6.6% to $324.1 million for the nine months ended September 30, 2012 compared to $303.9 million for the nine months ended September 30, 2011. Subscription revenues from the index and ESG products were up 13.7% to $221.4 million for the nine months ended September 30, 2012 compared to $194.7 million for the nine months ended September 30, 2011. The increase was driven by strong growth in revenues from MSCI’s core and other index modules as well as higher usage fees.

Asset based fee revenues attributable to the index and ESG products decreased 5.9% to $102.7 million for the nine months ended September 30, 2012 compared to $109.2 million for the nine months ended September 30, 2011. The year over year difference primarily relates to the impact of $4.3 million of non-recurring revenue recognized during the nine months ended September 30, 2011 with no similar revenue recognized during the current period as well as the impact of the decrease in the average values in assets in ETFs linked to MSCI equity indices. The average value of assets in ETFs linked to MSCI equity indices in the aggregate decreased 0.3% to $339.2 billion for the nine months ended September 30, 2012 compared to $340.1 billion for the nine months ended September 30, 2011.

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the year-to-date periods indicated:

	Year-to-Date Average
	2011				2012
$ in Billions	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI Indices	$337.6	$348.1	$340.1	$333.5	$341.0	$336.4	$339.2

Source: Bloomberg and MSCI

Revenues related to risk management analytics products increased $12.1 million, or 6.7%, to $193.6 million for the nine months ended September 30, 2012 compared to $181.5 million for the nine months ended September 30, 2011. The growth is driven primarily by increased sales of our BarraOne and RiskManager products.

Revenues related to portfolio management analytics products decreased $1.2 million, or 1.4%, to $87.5 million for the nine months ended September 30, 2012 compared to $88.7 million for nine months ended September 30, 2011. Within our portfolio management analytics products, equity portfolio analytics decreased $0.6 million to $84.7 million and fixed income analytics decreased $0.6 million to $2.8 million.

As a result of the revenue adjustment discussed earlier, revenues from energy and commodity analytics products decreased $3.8 million to $5.8 million for the nine months ended September 30, 2012 compared to $9.6 million for the nine months ended September 30, 2011. Excluding the impact of the revenue adjustment recorded during the nine months ended September 30, 2012, revenues from our energy and commodity analytics products would have been higher by $1.4 million compared to the nine months ended September 30, 2011.

Governance products increased $1.0 million, or 1.1%, to $92.0 million for the nine months ended September 30, 2012 compared to $91.0 million for the nine months ended September 30, 2011. Within the governance products, subscription revenues increased $4.7 million to $83.2 million and non-recurring revenues decreased $3.7 million to $8.8 million for the nine months ended September 30, 2012 with the changes primarily resulting from a product shift towards subscription-based products.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated nine months ended:

	September 30, 2012	September 30, 2011
Index and ESG products	94.4%	94.3%
Risk management analytics	90.7%	92.6%
Portfolio management analytics	87.0%	88.8%
Energy and commodity analytics	84.1%	85.0%
Governance	90.7%	87.2%
Total	91.3%	91.6%

The following table sets forth our Core Retention Rates by product category for the indicated nine months ended:

	September 30, 2012	September 30, 2011
Index and ESG products	94.5%	94.4%
Risk management analytics	91.6%	93.0%
Portfolio management analytics	88.5%	90.5%
Energy and commodity analytics	84.4%	85.7%
Governance	90.7%	87.2%
Total	91.9%	92.0%

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

Operating Expenses

The following table shows operating expenses by each of the categories:

	Nine Months Ended September 30,
	2012	2011	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$159,781	$152,023	$7,758	5.1%
Non-compensation expenses	54,103	56,003	(1,900)	(3.4)%

Total cost of services	213,884	208,026	5,858	2.8%
Selling, general and administrative:
Compensation and benefits	119,584	108,117	11,467	10.6%
Non-compensation expenses	56,427	50,346	6,081	12.1%

Total selling, general and administrative	176,011	158,463	17,548	11.1%
Restructuring	(51)	3,469	(3,520)	(101.5)%
Amortization of intangible assets	47,877	49,537	(1,660)	(3.4)%
Depreciation and amortization of property, equipment, and leasehold improvements	13,711	14,947	(1,236)	(8.3)%

Total operating expenses	$451,432	$434,442	$16,990	3.9%

Compensation and benefits	$279,365	$260,140	$19,225	7.4%
Non-compensation expenses	110,530	106,349	4,181	3.9%
Restructuring	(51)	3,469	(3,520)	(101.5)%
Amortization of intangible assets	47,877	49,537	(1,660)	(3.4)%
Depreciation and amortization of property, equipment, and leasehold improvements	13,711	14,947	(1,236)	(8.3)%

Total operating expenses	$451,432	$434,442	$16,990	3.9%

During the nine months ended September 30, 2012, compensation and benefits costs were $279.4 million, an increase of 7.4% compared to $260.1 million for the nine months ended September 30, 2011. The increase in compensation and benefits costs reflects higher costs related to increased staffing levels, higher severance costs and higher post-retirement and other expenses partially offset by lower stock-based compensation expenses. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses.

Stock-based compensation expense for the nine months ended September 30, 2012 was $18.7 million, a decrease of $5.0 million compared to $23.7 million for the nine months ended September 30, 2011. The decrease was primarily related to the Founders Grant and Performance Awards. No stock-based compensation expense associated with the Founders Grant Award was incurred during the nine months ended September 30, 2012 and approximately $2.5 million was incurred during the nine months ended September 30, 2011. The decrease in the expense related to the Founders Grant Award is attributable to the award’s final vesting that occurred in November 2011. For the nine months ended September 30, 2012 and 2011, approximately $1.4 million and $4.2 million, respectively, of the stock-based compensation expense was associated with the Performance Award. The decrease in the expense related to the Performance Award is attributable to both the time-vesting of the first tranche of the award and a decrease in the number of shares expected to be distributed at vesting during the nine months ended September 30, 2012 compared to the same period in 2011.

Non-compensation expenses for the nine months ended September 30, 2012 were $110.5 million, an increase of $4.2 million, or 3.9%, compared to $106.3 million for the nine months ended September 30, 2011. The increase was driven by higher occupancy costs driven primarily by the duplicative rent costs associated with our 7 World Trade Center lease and the impact of recording lease exit costs associated with vacating our 88 Pine space, partially offset by lower travel and entertainment, recruiting and market data costs. See “Liquidity and Capital Resources” below for further information regarding the 7 World Trade Center lease.

Cost of Services

For the nine months ended September 30, 2012, total cost of services increased 2.8% to $213.9 million compared to $208.0 million for the nine months ended September 30, 2011. Compensation and benefits expenses for the nine months ended September 30, 2012 increased $7.8 million to $159.8 million compared to $152.0 million for the nine months ended September 30, 2011. The increase reflects higher costs related to increased staffing levels and higher severance costs partially offset by lower stock-based compensation expense.

Non-compensation expenses for the nine months ended September 30, 2012 decreased $1.9 million to $54.1 million compared to $56.0 million for the nine months ended September 30, 2011. The decrease was primarily driven by lower market data and other non-compensation costs partially offset by higher occupancy costs.

Selling, General and Administrative

For the nine months ended September 30, 2012, SG&A was $176.0 million, an increase of $17.5 million, or 11.1%, compared to $158.5 million for the nine months ended September 30, 2011. Compensation and benefits expenses increased $11.5 million to $119.6 million for the nine months ended September 30, 2012 compared to $108.1 million for the nine months ended September 30, 2011. Similar to compensation and benefits expenses in cost of services, the increase reflects higher costs related to increased staffing levels and higher severance costs.

Non-compensation expenses for the nine months ended September 30, 2012 increased $6.1 million, or 12.1%, to $56.4 million compared to $50.3 million for the nine months ended September 30, 2011. The increase was primarily driven by higher occupancy costs partially offset by lower outside professional fees and other non-compensation costs.

Restructuring

There was less than $0.1 million of restructuring benefits recognized during the nine months ended September 30, 2012, relating to adjustments made for costs accrued for the elimination of overlapping positions. Restructuring expense was $3.5 million for the nine months ended September 30, 2011. Approximately $0.7 million of the 2011 expense was associated with the elimination of overlapping positions and $2.8 million of the expense was associated with eliminating duplicative occupancy costs.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004, RiskMetrics in June 2010 and Measurisk in July 2010. Amortization of intangibles expense totaled $47.9 million and $49.5 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in expense resulted from a portion of the intangibles arising from the RiskMetrics and Measurisk acquisitions becoming fully amortized.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment, and leasehold improvements totaled $13.7 million and $14.9 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease is primarily related to the impact of eliminating certain assets associated with duplicative occupancy and certain information technology assets becoming fully depreciated being partially offset by the increased depreciation associated with the buildout and occupancy of our new offices in New York, New York and Rockville, Maryland.

Other Expense (Income), Net

Other expense (income), net for the nine months ended September 30, 2012 was $50.5 million, an increase of 7.3% compared to $47.1 million for the nine months ended September 30, 2011. The increase primarily reflects an increase of $14.5 million in fees associated with our debt refinancings partially offset by the impact of lower average outstanding principal on our debt and lower interest rates.

Provision For Income Taxes

The provision for income tax expense for the nine months ended September 30, 2012 was $71.3 million, an increase of $7.0 million, or 10.9%, compared to $64.3 million for the nine months ended September 30, 2011. These amounts reflect effective tax rates of 35.5% and 33.3% for the nine months ended September 30, 2012 and 2011, respectively. The effective rate of 35.5% for the nine months ended September 30, 2012 reflects the Company’s estimate of the effective tax rate for the period and is higher than the prior year because of the impact of certain discrete items in 2011, the effect of which was to decrease our effective tax rate in that year by 1.7 percentage points, as well as the loss of benefit associated with the federal research and development credit, which had decreased the 2011 rate by 0.7 percentage points but had not been reinstated into law as of September 30, 2012.

Segment Results of Operations

The results of operations by segment for the nine months ended September 30, 2012 and September 30, 2011 are as follows:

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011			Percentage Change
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
	(in thousands)
Operating revenues	$611,054	$92,007	$703,061	$583,788	$91,019	$674,807	4.7%	1.1%	4.2%
Operating expenses:
Cost of services	167,964	45,920	213,884	162,754	45,272	208,026	3.2%	1.4%	2.8%
Selling, general and administrative	150,142	25,869	176,011	136,970	21,493	158,463	9.6%	20.4%	11.1%
Restructuring	(32)	(19)	(51)	1,570	1,899	3,469	(102.0%)	(101.0%)	(101.5%)
Amortization of intangible assets	37,916	9,961	47,877	39,487	10,050	49,537	(4.0%)	(0.9%)	(3.4%)
Depreciation and amortization of property, equipment and leasehold improvements	11,137	2,574	13,711	11,549	3,398	14,947	(3.6%)	(24.2%)	(8.3%)

Total operating expenses	367,127	84,305	451,432	352,330	82,112	434,442	4.2%	2.7%	3.9%

Operating income	243,927	7,702	251,629	231,458	8,907	240,365	5.4%	(13.5%)	4.7%
Other expense (income), net			50,535			47,080			7.3%

Income before provision for income taxes			201,094			193,285			4.0%
Provision for income taxes			71,308			64,317			10.9%

Net income			$129,786			$128,968			0.6%

Performance and Risk

Total operating revenues for the Performance and Risk business increased $27.3 million, or 4.7%, to $611.1 million for the nine months ended September 30, 2012. The increase was primarily driven by higher revenues from MSCI’s core benchmark indices and growth within our risk management analytics products partially offset by lower revenues from index and ESG asset based fees and portfolio management analytics and energy and commodity analytics products.

Cost of services for the Performance and Risk business increased $5.2 million, or 3.2%, to $168.0 million for the nine months ended September 30, 2012. Within cost of services, compensation and benefits expenses increased $6.8 million to $126.5 million as a result of higher costs related to increased staffing levels, higher severance costs and higher post-retirement and other expenses partially offset by lower stock-based compensation expense. Non-compensation expenses decreased $1.6 million to $41.5 million. The decrease was primarily driven by lower market data and other non-compensation costs partially offset by higher occupancy costs.

SG&A expense for the Performance and Risk business increased $13.2 million, or 9.6%, to $150.1 million for the nine months ended September 30, 2012. Within SG&A, compensation and benefits expenses increased $8.9 million to $102.3 million as a result of higher costs related to increased staffing levels and higher severance costs partially offset by lower stock-based compensation expense. Non-compensation expenses increased $4.3 million to $47.8 million primarily driven by higher occupancy and information technology costs.

Amortization of intangibles expense for the Performance and Risk business totaled $37.9 million and $39.5 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in expense resulted from a portion of the intangibles arising from the RiskMetrics and Measurisk acquisitions becoming fully amortized.

Depreciation and amortization of property, equipment, and leasehold improvements for the Performance and Risk business totaled $11.1 million and $11.5 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease is primarily related to the impact of eliminating certain assets associated with duplicative occupancy and certain information technology assets becoming fully depreciated being partially offset by the increased depreciation associated with the buildout and occupancy of our new offices in New York, New York.

Governance

Total operating revenues for the Governance business increased $1.0 million, or 1.1%, to $92.0 million for the nine months ended September 30, 2012. Within the Governance business, subscription revenues increased $4.7 million to $83.2 million and non-recurring revenues decreased $3.7 million to $8.8 million for the nine months ended September 30, 2012 with the changes primarily resulting from a product shift towards subscription-based products.

Cost of services for the Governance business increased $0.6 million to $45.9 million for the nine months ended September 30, 2012. Compensation and benefits expenses increased $0.9 million to $33.3 million as a result of higher costs related to post-retirement and other expenses partially offset by lower stock-based compensation expense while non-compensation expenses decreased $0.3 million to $12.6 million.

SG&A expense for the Governance business increased $4.4 million to $25.9 million for the nine months ended September 30, 2012. Within SG&A, compensation and benefits expenses increased $2.6 million to $17.3 million as a result of higher costs related to increased staffing levels and higher severance costs partially offset by lower stock-based compensation expense. Non-compensation expenses increased $1.8 million to $8.6 million.

Amortization of intangibles expense for the Governance business totaled $10.0 million and $10.1 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in expense resulted from a portion of the intangibles arising from the RiskMetrics acquisition becoming fully amortized.

Depreciation and amortization of property, equipment, and leasehold improvements for the Governance business totaled $2.6 million and $3.4 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease is primarily related to the impact of eliminating certain assets associated with duplicative occupancy and certain information technology assets becoming fully depreciated was partially offset by the increased depreciation associated with the buildout and occupancy of our new offices in Rockville, Maryland.

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

On June 1, 2010, we entered into a senior secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. Incorporated, as collateral agent, and the other lenders party thereto, which was comprised of (i) the $1,275.0 million 2010 Term Loan and (ii) the $100.0 million 2010 Revolving Credit Facility. We were required to repay 1.00% of the principal of the 2010 Term Loan per year in quarterly installments. The 2010 Credit Facility also contained a number of mandatory prepayment requirements, including a requirement to repay a specified amount of the 2010 Term Loan annually from a portion of our excess cash flows (as defined in the 2010 Credit Facility, which varied based on our leverage ratio). Any remaining principal of the 2010 Term Loan was to be payable on the final maturity date of the facility. In February 2011, we made a prepayment of $56.0 million on the 2010 Term Loan from our excess cash flows.

On March 14, 2011, we completed the repricing of the then-existing senior secured term loan facility under the 2010 Credit Facility pursuant to Amendment No. 2 to the 2010 Credit Facility (“Amendment No. 2”). Amendment No. 2 provided for the incurrence of the 2011 Term Loan in an aggregate principal amount of $1,125.0 million. The proceeds of the 2011 Term Loan, together with $87.6 million of cash on hand, were used to repay the remaining $1,212.6 million outstanding balance of the 2010 Term Loan in full.

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

On May 4, 2012, we amended and restated our existing senior credit facilities by entering into the Amended and Restated Credit Facility, which consists of the 2012 Term Loan in an aggregate amount of $880.0 million and the $100.0 million 2012 Revolving Credit Facility. The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to repay the remaining outstanding principal of the then-existing 2011 Term Loan. The 2012 Term Loan and the 2012 Revolving Credit Facility mature on May 4, 2017. We are required to repay 5.00% of the 2012 Term Loan in quarterly payments over the first two years, 10.00% of the 2012 Term Loan in quarterly payments over the next two years, and 70.00% of the 2012 Term Loan in quarterly payments over the final year. In connection with the repayment of the 2011 Term Loan, we terminated our then-existing interest rate swaps and are not required to enter into new interest rate swaps to hedge our debt under the Amended and Restated Credit Facility.

The effective combined rate on our debt was 3.40% for the nine months ended September 30, 2012.

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

The Amended and Restated Credit Facility contains affirmative and restrictive covenants that, among other things, limit our ability and our existing or future subsidiaries’ abilities to:

•	incur liens and further negative pledges;

•	incur additional indebtedness or prepay, redeem or repurchase indebtedness;

•	make loans or hold investments;

•	merge, dissolve, liquidate, consolidate with or into another person;

•	enter into acquisition transactions;

•	make capital expenditures;

•	issue disqualified capital stock;

•	sell, transfer or dispose of assets;

•	pay dividends or make other distributions in respect of our capital stock or engage in stock repurchases, redemptions and other restricted payments;

•	create new subsidiaries;

•	permit certain restrictions affecting our subsidiaries;

•	change the nature of our business, accounting policies or fiscal periods;

•	enter into any transactions with affiliates other than on an arm’s length basis; and

•	modify or waive material documents.

The Amended and Restated Credit Facility also contains customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, bankruptcy and insolvency events, invalidity or impairment of loan documentation or collateral, change of control and customary ERISA defaults.

The Amended and Restated Credit Facility also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Amended and Restated Credit Facility: (1) the maximum Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed 3.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall be at least 5.00:1.00. As of September 30, 2012, our Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Facility) was 1.88:1.00 and our Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Facility) was 11.56:1.00.

During the nine months ended September 30, 2012, we leased office space in New York, New York at three locations. The first two, One Chase Manhattan Plaza and 88 Pine Street, had combined annual base rents of $3.0 million. The lease at One Chase Manhattan Plaza ended in August 2012 and the lease at 88 Pine Street ends in December 2014. On September 16, 2011, we entered into a new lease agreement with 7 World Trade Center, LLC (the “Landlord”), pursuant to which we are renting approximately 126,000 square feet of office space for our new corporate headquarters at 7 World Trade Center, New York, New York (the “Lease”). We commenced leasing the 7 World Trade Center offices on February 1, 2012 (the “Commencement Date”) and we began occupying our new corporate headquarters in the 7 World Trade Center offices on July 23, 2012.

The Lease is initially scheduled to expire on February 28, 2033, subject to our option to renew the Lease for an additional ten years after the initial expiration date. We also have the option to terminate the Lease early on February 1, 2028, subject to compliance with the terms and conditions of the Lease, including the payment of a termination fee. The aggregate rent over the life of the Lease is approximately $170.1 million plus certain customary expenses. From the Commencement Date through and including January 31, 2018, the day preceding the fifth anniversary of February 1, 2013 (the “Rent Commencement Date”), the annual rent paid will be approximately $7.3 million. Thereafter, the annual rent to be paid increases 10% on each of the fifth, tenth and fifteenth anniversaries of the Rent Commencement Date. Additionally, we recognized a lease exit charge of $3.3 million during the three months ended September 30, 2012 related to our vacating the 88 Pine Street offices, representing the fair value of the remaining lease charges not expected to be recoverable.

Pending Acquisition of IPD Group Limited. On October 30, 2012, we signed a definitive share purchase agreement to acquire London-based property performance measurement group IPD Group Limited (“IPD”) for a purchase price of approximately £77.9 million. The transaction is subject to customary closing conditions. The acquisition of IPD will expand our multi-asset class offering by integrating private real estate assets into our models, as well as adding real estate benchmarks to our family of equity indices. IPD is dedicated to the objective measurement of the commercial real estate market. Headquartered in London, with offices around the world, IPD is a leading provider of real estate performance analysis for funds, investors, managers and occupiers and offers a wide range of services that include research, reporting, benchmarking, conferences and indices.

IPD had revenues of approximately £16.7 million and £29.7 million for the six-month period ended June 30, 2012 and for the year ended December 31, 2011, respectively. Using average exchange rates over those same periods, we estimate the U.S. dollar equivalent of the revenues to be approximately $26.4 million and $47.7 million for the six-month period ended June 30, 2012 and for the year ended December 31, 2011, respectively. The transaction is expected to close in our quarter ending December 31, 2012 and is expected to be financed using existing cash. While we have incurred approximately $1.3 million in costs associated with the pending transaction that are reflected in our condensed consolidated financial statements, the pending acquisition of IPD will not be reflected in our consolidated financial statements until after the deal closes.

Cash Flows

Cash and cash equivalents

	As of
	September 30, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$340,458	$252,211

Cash and cash equivalents were $340.5 million and $252.2 million as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, $150.9 million and $130.1 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws.

Short-term investments were $93.9 million and $140.5 million as of September 30, 2012 and December 31, 2011, respectively. All of the short-term investments were held by U.S. corporations and were not subject to repatriation considerations at either September 30, 2012 or December 31, 2011.

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

Cash provided by (used in) operating, investing and financing activities

	For the Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash provided by operating activities	$287,663	$174,930
Cash provided by (used in) investing activities	$8,608	$(86,635)
Cash used in financing activities	$(210,930)	$(134,355)
Effect of exchange rates on cash and cash equivalents	$2,906	$(1,788)

Net increase (decrease) in cash and cash equivalents	$88,247	$(47,848)

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $287.7 million and $174.9 million for the nine months ended September 30, 2012 and 2011, respectively. The year over year increase primarily reflects improved billings and collections from customers and the timing of lease payments for our new office space in New York, New York and Rockville, Maryland. During the nine months ended September 30, 2012, we received $6.5 million in cash from the Landlord as a lease inducement related to the 7 World Trade Center office space.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash provided by investing activities was $8.6 million for the nine months ended September 30, 2012 compared to cash used in investing activities of $86.6 million for the nine months ended September 30, 2011. The year over year change primarily reflects the decreased purchases of short-term investments during the nine months ended September 30, 2012, partially offset by increased capital expenditures as we prepared our new corporate headquarters for occupation.

Cash flows from financing activities

Cash used in financing activities was $210.9 million and $134.4 million for the nine months ended September 30, 2012 and 2011, respectively. The year over year change primarily reflects cash payments made to service, amend and refinance our credit facility as well as decreased proceeds from the exercise of employee stock options and excess tax benefits related to the exercise of options and the conversion of restricted stock units and restricted stock awards that occurred during the nine months ended September 30, 2012.

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

Revenues from index-linked investment products represented approximately $102.7 million, or 14.6%, and $109.1 million, or 16.2%, of our operating revenues for the nine months ended September 30, 2012 and 2011, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a large majority of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the nine months ended September 30, 2012 and 2011, approximately 12.3% and 13.5% of our revenues, respectively, were invoiced in currencies other than U.S. dollars. For the nine months ended September 30, 2012, 59.3% of our foreign currency revenues were in Euros, 22.7% were in Japanese yen and 10.3% were in British pounds sterling. For the nine months ended September 30, 2011, 61.3% of our foreign currency revenues were in Euros, 21.7% were in Japanese yen and 9.4% were in British pounds sterling.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $152.6 million, or 33.8%, and $148.4 million, or 34.2%, of our operating expenses for the nine months ended September 30, 2012 and 2011, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Swiss francs, Hong Kong dollars, Euros, Hungarian forints, Indian rupees and Mexican pesos. Expenses paid in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. As a result of these positions, we recognized foreign currency exchange losses of $2.7 million and $0.9 million for the nine months ended September 30, 2012 and 2011, respectively. These amounts were recorded in “Other expense (income)” in our Condensed Consolidated Statements of Income. Although we do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency, we minimize exposure by reducing the value of the assets and liabilities in currencies other than the functional currency of the legal entity in which they are located.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $340.5 million at September 30, 2012 and $252.2 million at December 31, 2011, respectively. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. At September 30, 2012 and December 31, 2011, we had invested $93.9 million and $140.5 million, respectively, in debt securities with maturity dates ranging from 91 to 360 days from the date of purchase. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the 2012 Term Loan bear interest at a rate equal to the sum of LIBOR and a margin of 2.25%, which margin will be subject to adjustment based on our leverage ratio. As of September 30, 2012, the 2012 Term Loan bears interest at 2.47%. Assuming an average of $852.5 million of variable rate debt outstanding, a hypothetical 1.00% basis point increase in LIBOR for a one year period would result in approximately $8.5 million of additional interest rate expense.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended September 30, 2012 in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the discussion of risk factors included under “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. The risk factors presented below supplement, update, supersede and/or replace, as appropriate, the risk factors found in that Annual Report as updated by the risk factors in the Quarterly Report for the quarterly period ended March 31, 2012.

Risks Related to Our Business

If we lose key outside suppliers of data and products or if the data or products of these suppliers have errors or are delayed, we may not be able to provide our clients with the information and products they desire.

Our ability to produce our products and develop new products is dependent upon the products of other suppliers, including certain data, software and service suppliers. Our index and analytics products are dependent upon (and of little value without) updates from our data suppliers and most of our software products are dependent upon (and of little value without) continuing access to historical and current data. Throughout our businesses, we utilize certain data provided by third party data sources in a variety of ways, including large volumes of data from certain stock exchanges around the world. As of September 30, 2012, we had over 200 such data suppliers. If the data from our suppliers has errors, is delayed, has design defects, is unavailable on acceptable terms or is not available at all, our business, financial condition or results of operations could be materially adversely affected.

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

Many of our products provide for the exchange of sensitive information with our clients through a variety of media, including the Internet, software applications and dedicated transmission lines. We rely on a complex system of internal processes and software controls along with policies, procedures and training to protect the confidentiality of client data, such as client portfolio data that may be provided to us or hosted on our systems. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in the implementation of our internal controls, policies or procedures, or if an employee purposely circumvents or violates our internal controls, policies or procedures, then unauthorized access to, or disclosure or misappropriation of, client data could occur. Such unauthorized access, disclosure or misappropriation could damage our reputation and/or result in claims against us by our clients or regulators and have a material adverse effect on our business, financial condition or results of operations. For example, on September 14, 2012, we received a Wells Notice from the staff of the SEC in connection with allegations that an ISS employee provided confidential information about how clients voted their proxies to proxy solicitors in return for cash and other gifts. If a failure of our internal controls, policies or procedures results in a security or privacy breach, we could also incur increased operating expenses to remediate the problems caused by the breach and prevent future breaches, which could have a material adverse effect on our financial condition or results of operations.

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

•

Patents—We currently hold 21 U.S. and foreign patents. We currently have three U.S. and foreign patent applications pending. Patent applications can be extremely costly to process and defend. There can be no assurance that we will be issued any patents that we apply for or that any of the rights granted under any patent that we obtain will be sufficient to protect our competitive advantages.

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

•

Third-Party Litigation—There is currently third-party litigation on appeal in the U.S. regarding whether issuers of index-linked investment products are required to obtain a license from the index owner or whether companies may issue and trade investment products based on a publicly-available index without the need for permission from (or payment to) the index owner. In July 2010, the Circuit Court of Cook County, Illinois found that the trading of index options on the Dow Jones Industrial Average (“DJIA”) and the S&P 500 index by the International Stock Exchange (“ISE”) without a license would misappropriate the index providers’ rights in their indexes. The ISE was permanently restrained and enjoined from listing or providing an exchange market for the trading of DJIA and/or S&P 500 index options and the Options Clearing Corporation was permanently restrained and enjoined from participating in the facilitation of an ISE index option based upon the DJIA and/or S&P 500 and from issuing, clearing or settling the exercise of such DJIA and/or S&P 500 index options. This decision was affirmed on appeal by the Illinois Appellate Court in May 2012. The Illinois Supreme Court has refused to hear the ISE’s appeal of the Illinois Appellate Court’s decision. The ISE is reported to be considering its legal options. In another relevant case, in 2009, the German Federal Supreme Court concluded that the owner of a trademark who publishes an index generally available to all market participants cannot prohibit, on the basis of German trademark law, a third party from referring to the index as a reference value in option warrants issued by the third party if the trademark is used for informational and factual purposes and does not imply that a relationship exists with the trademark owner. If other courts or regulators or other governmental bodies in relevant jurisdictions determine that a license is not required to issue investment products linked to indices, this could have a material adverse effect on our business, financial condition or results of operations. See “—Changes in government regulations could materially adversely affect our business, financial condition or results of operations” below. It might also lead to changes in current industry practices such that we would no longer make our index level data publicly available, such as via our website or news media.

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

In addition, barriers to entry may be low in many cases, including for single-purpose product companies. The Internet as a distribution channel has allowed free or relatively inexpensive access to information sources, which has reduced barriers to entry even further. Low barriers to entry could lead to the emergence of new competitors; for example, broker-dealers and data suppliers could begin developing their own proprietary risk analytics or equity indices. Profit margin considerations, including those arising from financial and budgetary pressures affecting our clients resulting from current economic conditions, may lead certain clients to seek products at a lower cost than what we provide. These competitive pressures may also result in fewer clients, fewer subscriptions or investment product licenses, price reductions, and increased operating costs, such as for marketing, resulting in lower revenue, gross margins and operating income. See “—Our clients that pay us a fee based on assets of an investment product may seek to negotiate a lower asset-based fee percentage or may cease using our indices, which could limit the growth of or decrease our revenues from asset-based fees” below.

Our revenues and earnings attributable to asset-based fees may be affected by changes in the capital markets, particularly the equity capital markets, or other factors that are tied to the calculation of our fees for certain index-linked investment products.

Clients that use our indices as the basis for certain index-linked investment products, such as ETFs and mutual funds, commonly pay us a fee based on the investment product’s assets. The value of an investment product’s assets can increase or decrease along with market performance and inflows and outflows, which could impact our revenues. In addition, in many cases our fees can be affected by an increase or decrease in a product provider’s total expense ratio (“TER”). In those cases, a reduction in the TER may negatively impact our revenues. Asset-based fees make up a significant portion of our revenues. They accounted for approximately 14.6%, 15.6% and 16.2% of revenues for the nine-month period ended September 30, 2012 and the fiscal years ended December 31, 2011 and November 30, 2010, respectively. These asset-based fees accounted for 42.5%, 44.7% and 45.2% of the revenues from our ten largest clients for the nine-month period ended September 30, 2012 and the fiscal years ended December 31, 2011 and November 30, 2010, respectively. Volatile capital markets, such as those experienced recently, as well as changing investment styles, may influence an investor’s decision to invest in and maintain an investment in an index-linked investment product. For example, as of September 30, 2012, the month-end value of assets in ETFs linked to MSCI equity indices was $363.7 billion, which was 25.4% higher than the value of such assets as of September 30, 2011, and 11.1% higher than the value of such assets at June 30, 2012.

Our clients that pay us a fee based on the assets of an investment product may seek to negotiate a lower asset-based fee percentage or may cease using our indices, which could limit the growth of or decrease our revenues from asset-based fees.

A portion of our revenues are from asset-based fees and these revenue streams are concentrated in some of our largest clients. Our clients may seek to negotiate a lower asset-based fee percentage for a variety of reasons. As the assets of index-linked investment products managed by our clients change, they may request to pay us lower asset-based fee percentages. Additionally, as competition among our clients increases, they may have to lower the fees they charge to their clients, which could cause them to try to decrease our fees correspondingly or otherwise lead to a reduction of our fees in certain cases. See “—Our revenues and earnings attributable to asset-based fees may be affected by changes in the capital markets, particularly the equity capital markets, or other factors that are tied to the calculation of our fees for certain index-linked investment products” above. Competition is intense and increasing among our clients that provide exchange traded funds, among other products. The fees ETF providers charge their clients are one of the competitive differentiators for these exchange traded fund managers. For example, on October 15, 2012, BlackRock, Inc. (“BlackRock”) announced that its iShares ETF business launched a new series of funds based on certain MSCI investable market indices pursuant to a license with fee levels that are lower than those the Company currently receives with respect to existing iShares ETFs based on MSCI’s standard indices. Additionally, clients that have licensed our indices to serve as the basis of index-linked investment products are generally not required to continue to use our indices and could elect to cease offering the product or could change the index to a non-MSCI index, in which case our asset-based fees could dramatically decrease, which could have a material adverse effect on our business, financial condition or results of operations. For example, on October 2, 2012, we announced that Vanguard had informed the Company of its decision to no longer use MSCI’s indices as the basis for certain of its index funds beginning in 2013, representing a loss of run rate of approximately $24.4 million. Additionally, in August 2011, BlackRock, which together with its affiliates accounted for 7.7% and 8.1% of our revenues for the nine-month period ended September 30, 2012 and fiscal year ended December 31, 2011, respectively, announced that it was seeking regulatory clearance to create indices for use as the basis of exchange traded funds that it would manage.

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

•

Proposed Regulation for Fiduciaries. On October 21, 2010, the U.S. Department of Labor (“DOL”) issued a proposed regulation that would expand the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). As proposed, the definition of fiduciary would include, among others, an investment adviser that provides advice and recommendations to employee benefit plans regarding exercise of rights appurtenant to shares of stock (e.g., proxy voting). If this regulation were adopted as proposed, ISS could be deemed to be a fiduciary for purposes of ERISA. As such, it would be subject to ERISA’s prohibited transaction (e.g., conflict) provisions, which could have an impact on the manner in which ISS and its affiliates conduct business. On September 19, 2011, the DOL announced that it had withdrawn this proposal and would re-propose the regulation sometime in early 2012. This regulation has yet to be re-proposed.

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

The European Securities and Markets Authority (“ESMA”) published a consultation paper on the proxy advisory industry in Europe that included discussion of factors influencing the accuracy, independence and reliability of proxy advice and the degree of transparency with respect to the management of conflicts of interest, dialogue with issuers, voting policies and guidelines, voting recommendations, and the procedures for making a voting recommendation report. ESMA presented a wide range of possible policy outcomes in the consultation paper, ranging from “no action” to implementing binding European Union-wide legislation (although no details were specified). ESMA has said that it expects to publish a feedback statement in the fourth quarter of 2012 that will summarize the responses received to the consultation paper and state ESMA’s position on whether there is a need for policy action in this area. ESMA’s position will then be considered by the European Commission which will then decide whether or not to take further action.

At this point we are unable to determine whether the SEC or the European Commission will pursue rulemaking or legislation on these matters and, if so, the extent to which any rule or legislation might impact our businesses, including the process by which we provide proxy research and voting services to clients, the manner in which ISS operates as a proxy advisory firm, the business model that provides for both voting services to investor clients and governance advice to corporate clients, or otherwise. However, as with any regulatory change or the introduction of new legislation, we may have to change business practices and operational procedures and incur costs in response to possible modifications to the proxy system that could result from any rulemaking or legislation that stems from the SEC’s concept release or ESMA’s consultation.

•

Proposed European Benchmarks Regulation. On October 20, 2011, the European Commission issued proposals for MiFID/MiFIR 2 (COM (2011) 0652 and COM (2011) 0656), which among other things would mandate that where the value of a financial instrument is calculated by reference to a benchmark, a person with proprietary rights to the benchmark would be required to ensure that clearing entities and trading venues would be entitled to licenses to the benchmark as well as to relevant price and data feeds and information regarding the composition, methodology and pricing of the benchmark. Access to such information would have to be granted by the benchmark owner within three months of the request on a reasonable commercial basis, which in any event would be at a price no higher than the lowest price at which access to the benchmark is granted to another clearing entity, trading venue or related person for clearing and trading purposes. At this point, we do not know whether the European Commission will adopt this or a similar proposal, or if it does so, when such a regulation would affect our index licensing business.

On July 25, 2012, ESMA published its guidelines on ETFs and other Undertakings for Collective Investment in Transferable Securities (“UCITS”) issues (ESMA/2012/474). These guidelines limit the types of indices that can be used as the basis of UCITS funds and would require, among other things, index constituents, together with their respective weightings, to be made easily accessible free of charge, such as via the internet, to investors and prospective investors on a delayed basis. The final guidelines will become effective two months after publication on ESMA’s website, which we understand is anticipated to be February 2013. We are currently reviewing the guidelines and developing our policies with respect thereto. Although the effects of the guidelines will be largely unknown until the final guidelines become effective and have been implemented, complying with any related requirements could have a negative impact on our business and results of operations.

On September 5, 2012, the European Commission published a consultation paper on the potential regulation of indices, including regulation regarding how benchmarks are calculated, the governance and transparency of benchmarks, the use of benchmarks, the public provision of benchmarks, and transition issues. Although the effects of any such legislation will be largely unknown unless and until the European Commission adopts any such legislation in response to this consultation paper, complying with such legislation could have a material adverse effect on our index business.

Our business relies heavily on electronic delivery systems and the Internet, and any failures or disruptions may materially adversely affect our ability to serve our clients.

We depend heavily on the capacity, reliability and security of our electronic delivery systems and its components, including our data centers, and the Internet. Heavy use of our electronic delivery systems and other factors such as loss of service from third parties, operational failures, sabotage, break-ins and similar disruptions from unauthorized tampering or hacking, human error, natural disasters, power loss or computer viruses could cause our systems to operate slowly or interrupt their availability for periods of time. We have experienced and may experience again in the future denial-of-service attacks. While we have been able to defend our systems against such attacks in the past, there is no assurance that we will be able to do so successfully in the future. Our ability to effectively use the Internet may also be impaired due to infrastructure failures, service outages at third-party Internet providers or increased government regulation. If disruptions, failures or slowdowns of our electronic delivery systems or the Internet occur, our reputation and our ability to distribute our products effectively and to serve our clients, including those clients for whom we provide managed services, may be materially and adversely affected. For example, we recently migrated our applications and infrastructure to new data centers. As a result of this migration, we have experienced some unanticipated interruption and delay with respect to the performance and delivery of certain of our products. While such issues have not resulted in a material adverse effect on our business or results of operations, there is no assurance that they will not have such effect in the future. We could be required to provide service credits, and experience cancellations and reduced demand for our products and services, resulting in decreased revenues. We may also experience increased cancellations and operating expenses to defend against and protect us from such disruptions and attacks, which may have a material adverse effect on our financial condition or results of operations.

We may have exposure to additional tax liabilities.

As a global corporation, we are subject to income taxes as well as non-income taxes, in the United States and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. From time to time, we also implement changes to our global corporate structure. Changes in domestic and international tax laws could negatively impact our overall effective tax rate. Such changes include, but are not limited to, proposed legislation to reform U.S. taxation of international business activities.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile, which could result in substantial losses for you.

For example, some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in operating margins due to variability in revenues from licensing our equity indices as the basis of ETFs;

•

loss of key clients (See “—Our clients that pay us a fee based on the assets of an investment product may seek to negotiate a lower asset-based fee percentage or may cease using our indices, which could limit the growth of or decrease our revenues from asset-based fees” above);

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

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the quarter ended September 30, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2012-July 31, 2012) Employee Transactions (1)	3,883	$34.62	N/A	N/A

Month #2 (August 1, 2012-August 31, 2012) Employee Transactions (1)	2,836	$33.86	N/A	N/A

Month #3 (September 1, 2012-September 30, 2012) Employee Transactions (1)	9,060	$35.41	N/A	N/A

Total Employee Transactions (1)	15,779	$34.93	N/A	N/A

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

Dated: November 6, 2012

MSCI INC. (Registrant)

By:	/s/ Robert Qutub
Robert Qutub Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Authorized Signatory

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED SEPTEMBER 30, 2012

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

#	10.1	Change of Employment Status and Release Agreement, executed August 2, 2012, between MSCI Inc. and David M. Obstler (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33812), filed with the SEC on August 3, 2012 and incorporated by reference herein)

	11	Statement Re: Computation of Earnings Per Common share (The calculation of per share earnings is in Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*	15	Letter of awareness from Deloitte & Touche LLP, dated November 6, 2012, concerning unaudited interim financial information

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management compensation plan, contract or arrangement.

E-1