Form 10-Q/A
period 2012-06-30
MSCI Inc.
filed 2012-11-16
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

MSCI Inc. (“MSCI” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 3, 2012 (the “Form 10-Q”). The sole purpose of this Form 10-Q/A is to re-file an amended Exhibit 10.55 that restores certain information in response to comments received from the SEC with respect to a confidential treatment request the Company made for certain portions of Exhibit 10.55 originally filed with the Form 10-Q.

No revisions are being made to MSCI’s financial statements, and other than changes to Part II, Item 6 and the Exhibit Index, and the filing of amended Exhibit 10.55 and the currently dated 302 certifications (Exhibits 31.1 and 31.2), no other modifications or changes have been made to the Form 10-Q or the exhibits filed therewith. As such, this Form 10-Q/A should be read in conjunction with the Form 10-Q. The information contained in this Form 10-Q/A does not reflect events occurring subsequent to the original filing of the Form 10-Q. Please note that MSCI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 was filed with the SEC on November 6, 2012.

Part II

Item 6. Exhibits

The information required by this Item is set forth on the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 2012

MSCI INC. (Registrant)

By:	/s/ Robert Qutub
Robert Qutub Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Authorized Signatory

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED JUNE 30, 2012

3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

#10.1	Offer Letter, executed May 25, 2012, between MSCI Inc. and Robert Qutub (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 30, 2012 and incorporated by reference herein)

*#10.2	Change of Employment Status and Release Agreement, executed August 2, 2012, between MSCI Inc. and David M. Obstler

10.26	Amended and Restated Credit Agreement dated as of May 4, 2012 among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Swing Line Linder and L/C Issuer, Morgan Stanley & Co. Incorporated, as Collateral Agent and the other lenders party thereto (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

##†10.55	Datafeed License Agreement dated as of May 31, 2012, by and between Broadridge Investor Communication Solutions, Inc. and Institutional Shareholder Services, Inc.

11	Statement Re: Computation of Earnings Per Common share (The calculation of per share earnings is in Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

*15	Letter of awareness from Deloitte & Touche LLP, dated August 3, 2012, concerning unaudited interim financial information

##31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

##31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

***101.INS XBRL Instance Document

***101.SCH XBRL Taxonomy Extension Schema Document

***101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB XBRL Taxonomy Extension Label Linkbase Document

***101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

***101.DEF XBRL Taxonomy Extension Definition Linkbase Document

#	Indicates a management compensation plan, contract or arrangement.
##	Filed herewith.
*	Filed with the Form 10-Q.

E-1

**	Furnished with the Form 10-Q.
***	As provided in Rule 406T of Regulation S-T, this information was furnished with the Form 10-Q and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
†	Confidential treatment requested.

E-2