Form 10-K
period 2012-12-31
MSCI Inc.
filed 2013-03-01
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these securities as reported by The New York Stock Exchange on June 30, 2012) was $4,067,628,516. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 22, 2013, there were 120,229,566 shares of the Registrant’s $0.01 par value Common Stock outstanding.

Documents incorporated by reference: Portions of the Registrant’s proxy statement for its annual meeting of stockholders, to be held on May 1, 2013, are incorporated herein by reference into Part III of this Form 10-K.

MSCI INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

Except as the context otherwise indicates, the terms “MSCI,” the “Company,” “we,” “our” and “us” refer to MSCI Inc. together with its subsidiaries.

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

Overview

We are a leading global provider of investment decision support tools, including indices, portfolio risk and performance analytics and corporate governance products and services. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners, such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), real estate, hedge funds and private wealth; financial intermediaries, such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of December 31, 2012, we had approximately 7,500 clients across 83 countries. We had offices in 33 cities in 22 countries to help serve our diverse client base, with 54.5% of our revenue from clients in the Americas, 32.4% in Europe, the Middle East and Africa (“EMEA”) and 13.1% in Asia and Australia, based on revenues for the year ended December 31, 2012. See “—Clients” below for an explanation of how we calculate our number of clients.

The Company consists of two industry leading businesses: the Performance and Risk business and the Governance business. Together, these businesses offer what we believe is the most comprehensive suite of performance, risk management and corporate governance products and services available in our industry. See “—Company History and Acquisitions” below.

Our Performance and Risk business is a leading global provider of investment decision support tools, including equity indices, real estate indices and benchmarks, portfolio risk and performance analytics, credit analytics and environmental, social and governance (“ESG”) products. Our Performance and Risk products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management and analysis, regulatory and client reporting, index-linked investment product creation, asset allocation, assessment of social responsibility, environmental stewardship and the effects of climate change on investments, investment manager selection and investment research.

Our Governance business is a leading provider of corporate governance products and services and specialized financial research and analysis services to institutional investors and corporations around the world. Among other things, the Governance business facilitates the voting of proxies by institutional investors and provides in-depth research and analysis to help inform voting decisions and identify issuer-specific risk. The Governance business offers both global equity security coverage and fully integrated products and services, including proxy voting, policy creation, research, vote recommendations, vote execution, post-vote disclosure and reporting and analytical tools. It also provides class action monitoring and claims filing services to aid institutional investors in the recovery of funds from securities class action settlements. Within a firewall designed to separate it from the rest of the Governance business, a unit of the Governance business also provides products and services to corporate clients who may use those products and services to learn about and improve their governance and executive compensation practices.

Our principal sales model in both of our business segments is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services, for an annual fee paid up front. For the year ended December 31, 2012, approximately $784.3 million, or 82.5%, of our revenues was attributable to annual, recurring subscriptions. An additional $140.9 million of our revenues came from clients who use our indices as the basis for index-linked investment products such as ETFs. We also derived revenues from certain institutional clients that used our indices as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generated a limited amount of our revenues from certain exchanges that used our indices as the basis for futures and options contracts and paid us a license fee for the use of our intellectual property based on their volume of trades. We also received revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services, overages relating to proxy research and voting services, fees relating to recovery of securities class action settlements and from certain products and services that are designed for one-time usage.

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

In November 2007, we completed an initial public offering (“IPO”) of approximately 16.1 million shares of our class A common stock. In connection with the IPO, we reclassified our outstanding common stock into shares of class A common stock and class B common stock and immediately following the IPO, Morgan Stanley and Capital Group International held approximately 81.0 million and 2.9 million shares of our class B common stock, respectively. Morgan Stanley and Capital Group International converted and sold their remaining shares of our class B common stock in subsequent registered secondary equity offerings from May 2008 through May 2009. Although we began the transition to an independent, stand-alone public company at the time of our IPO in November 2007, we became an independent, stand-alone public company following the May 2009 secondary offering. At MSCI’s annual shareholders meeting held on May 2, 2012, the shareholders approved amendments to the MSCI Amended and Restated Certificate of Incorporation to (i) eliminate our authorized class B common stock, (ii) increase the total number of authorized shares of class A common stock by the aggregate number of shares of class B common stock being eliminated, (iii) rename the Company’s class A common stock as “common stock” and (iv) make certain other conforming changes.

In June 2010, we acquired RiskMetrics, a leading provider of, among other things, risk management and governance products and services, in a cash-and-stock transaction valued at $1,572.4 million. In addition to its risk management products and services, RiskMetrics owned Institutional Shareholder Services Inc. (“ISS”), a pioneer in the development of policy-based proxy voting recommendations. ISS expanded our product and service offerings to include a fully-outsourced proxy research, voting and vote reporting service, a class action monitoring and claims filing service and corporate governance products and services. RiskMetrics acquired the Center for Financial Research and Analysis (“CFRA”), Innovest Strategic Value Advisors, Inc. (“Innovest”) and KLD Research and Analytics, Inc. (“KLD”) in August 2007, March 2009 and October 2009, respectively. The acquisitions of these companies has permitted us to offer financial research and analysis products that provide our clients with research reports and analytical tools covering many investment criteria that we believe have become increasingly important to investors, including accounting and compensation practices, and environmental, social and governance products and services.

In July 2010, we acquired Measurisk, LLC (“Measurisk”), a provider of risk transparency and risk measurement tools for hedge fund investors, to aid us in developing a broad platform and setting the standard for analyzing and reporting hedge fund risk in response to our clients’ demands for increasing levels of transparency from their hedge fund managers.

In November 2012, we acquired real estate performance measurement group IPD Group Limited (“IPD”). Headquartered in London, England with 9 offices around the world, IPD is a leading provider of real estate performance analysis for funds, investors, managers, lenders and occupiers and offers a wide range of services that include research, reporting, benchmarking and indices. The acquisition of IPD expands MSCI’s multi-asset class offering by facilitating the integration of private real estate assets into our models, as well as adding a family of real estate indices to MSCI’s family of equity indices. IPD is dedicated to the objective measurement of the commercial real estate market. Revenues attributable to IPD’s product offerings will be included in our existing index and ESG products category.

In January 2013, we acquired Investor Force Holdings, Inc. (“InvestorForce”), a leading provider of performance reporting solutions to the institutional investment community in the U.S., providing investment consultants with an integrated solution for daily monitoring, analysis and reporting on institutional assets. Revenues attributable to InvestorForce’s product offerings will be included in our existing risk management analytics products category.

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

Our revenues and the number of our employees have grown significantly, both organically and through acquisitions, such as those described above. As we have grown, we have increased our operations outside of the United States. We currently have branches or subsidiaries located in the following countries: Australia, Belgium, Brazil, Canada, Cayman Islands, China, France, Germany, Hungary, India, Italy, Japan, Mexico, the Netherlands, the Philippines, Portugal, Singapore, South Africa, South Korea, Sweden, Switzerland, United Arab Emirates, the U.K. and the U.S.

Business Segments, Products and Services

We divide our business operations into two segments: the Performance and Risk business and the Governance business. Business segment revenue, segment income from operations and assets attributable to foreign and domestic operations are set forth in Note 14, “Segment Information,” of the Notes to the Consolidated Financial Statements, included herein.

Performance and Risk Business Segment

Our primary Performance and Risk products consist of indices, portfolio risk and performance analytics, credit analytics and ESG products. We also have product offerings in the areas of energy and commodity asset valuation analytics, fixed income portfolio analytics and various real estate products. Our products are generally comprised of proprietary index data, proprietary risk and analytics data and ESG ratings, analysis and research delivered via data feeds and proprietary software applications. Our index and risk data are created by applying our models and methodologies to market and fundamental data. For example, we input closing stock prices and other market data into our index methodologies to calculate our equity index data, and we input fundamental data and other market data into our risk models to produce risk forecasts for individual assets and portfolios of multiple asset classes, including equities, bonds, commodities, foreign exchange, futures, options, derivatives, structured products, interest-rate products, credit products and private investments, such as private equity and private real estate. Our clients can use our data together with our proprietary software applications, third-party applications or their own applications in their investment process. Our software applications offer our clients sophisticated portfolio analytics to perform in-depth analysis of their portfolios, using our risk data, the client’s portfolio data and fundamental and market data. Our equity index products are typically branded “MSCI” and “MSCI ESG.” Our private real estate benchmarks and indices are typically branded “IPD.” Our portfolio risk, performance and credit analytics are typically branded “Barra” and “RiskMetrics.” In addition to MSCI ESG indices, we offer other environmental, social and governance products that are branded “MSCI ESG.” Our valuation models and risk management software for the energy and commodities markets are typically branded “FEA.”

Index and ESG Products

Our MSCI-branded global equity indices are designed to measure returns available to investors across a wide variety of equity markets (e.g., Europe, Japan or emerging markets), sizes (e.g., small capitalization or large capitalization), styles (e.g., growth or value), industries (e.g., banks or media), strategies (e.g., risk premia) and themes (e.g., economic exposure). Our IPD benchmarks are designed to measure the performance and risk indicators of our clients against their peers. Our MSCI-branded ESG indices are designed to help clients incorporate environmental, social and governance factors into their investment processes. As of December 31, 2012, we calculated over 160,000 indices daily.

In addition to delivering our products directly to our clients, as of December 31, 2012, there were more than 65 third-party financial information and analytics software providers that distribute our various equity index products worldwide. The performance of our equity indices is also frequently referenced when selecting investment managers, assigning return benchmarks in mandates, comparing performance and providing market and academic commentary. The performance of certain of our equity indices is reported on a daily basis in the financial media.

Our primary equity index products include:

•

MSCI Global Equity Indices. The MSCI Global Equity Indices are our flagship index products. They are designed to measure returns available to global investors across a variety of public equity markets. As of December 31, 2012, the MSCI Global Equity Indices provided exhaustive equity market coverage for over 75 countries in our developed, emerging and frontier market categories, as well as various regional and composite indices built from the component country indices, including the MSCI EAFE (Europe, Australasia, and Far East), MSCI World, MSCI ACWI IMI (All Country World Investable Market Index) and MSCI Emerging Market Indices. In addition, the MSCI Global Equity Indices include industry indices, value and growth style indices and large-, mid-, small- and micro-capitalization size segment indices.

We believe that the MSCI Global Equity Indices are the most widely used benchmarks for cross-border equity funds. Various pension plans continue to announce their adoption of one of our broadest equity indices, MSCI ACWI IMI, as the policy benchmark for their equity portfolios. We also continue to enhance and expand successful product offerings as evidenced by the launch of tradable indices (e.g., MSCI China A 50 Index and MSCI Frontier Markets 100 Index) to be used as the basis for financial products such as ETFs.

•

MSCI Risk Premia Indices. The MSCI Risk Premia Indices seek to address an emerging trend among institutional investors whose asset allocation processes are gradually shifting from asset classes to risk groupings such as growth, income, inflation, volatility and liquidity. The MSCI Risk Premia Indices capture the many equity return components that were once considered added value, or alpha, but that can be attributed to sources of systematic return such as value, size, volatility, or momentum. Today, MSCI offers a wide array of such risk premia or alternative beta indices, including the MSCI Minimum Volatility, Risk Weighted, Value Weighted Indices and the recently introduced MSCI Quality Indices.

•

MSCI Economic Exposure Products and Indices. MSCI recently launched economic exposure data modules to provide clients with a systematic framework for measuring global sources of revenue for each security across a portfolio or equity opportunity set. The economic exposure of companies can serve as a complementary or alternative definition of the country factor and can bring a new dimension to enhance and support the construction, evaluation and risk management of global equity portfolios. Also, the MSCI Economic Exposure Indices, which reflect the performance of companies with significant economic exposure to specific regions or countries, may be relevant benchmarks for investors that face direct investment restrictions in certain markets or wish to increase their indirect allocations to targeted markets.

•

MSCI Custom Indices. In recent years we have significantly expanded our capabilities for calculating custom indices. We currently calculate approximately 5,900 custom indices, which apply a client’s customization criteria to an existing MSCI index. Examples of customization criteria include currency, hedging, stock exclusions or special weighting. Custom indices can reflect specific investment criteria, such as socially responsible investment requirements or regulatory constraints; they can be used for back-testing strategies or developing specialized investment products, minimizing portfolio tracking error and constructing index-linked products.

•

MSCI ESG Indices. The MSCI ESG Indices allow clients to effectively benchmark ESG investment performance and manage, measure and report on their compliance with ESG mandates, as well as to issue index-based ESG investment products. The MSCI ESG Indices include Best-in-Class Indices that integrate sustainability analysis into the investment process, Socially Responsible Indices that take into account certain values, norms or ethical standards, Environmental Indices that focus on alternative energy or clean technology and Custom Indices based on unique client ESG requirements.

•

Global Industry Classification Standard (GICS®). GICS was developed and is maintained jointly by MSCI and Standard & Poor’s Financial Services, LLC, a subsidiary of The McGraw-Hill Companies, Inc. (“Standard & Poor’s”). This classification system was designed to respond to our clients’ needs for a comprehensive, consistent and accurate framework for classifying companies into industries. GICS is widely accepted as an industry analysis framework for investment research, portfolio management and asset allocation. Our equity index products classify constituent securities according to GICS.

We also offer GICS Direct, a joint product of MSCI and Standards & Poor’s. GICS Direct is a database of approximately 43,000 active companies and approximately 50,000 securities classified by sector, industry group, industry and sub-industry in accordance with proprietary GICS methodology.

Our primary ESG and IPD products are:

•

MSCI ESG Research Products. MSCI ESG Research products and services help investors integrate ESG factors into their investment decisions. Investors integrate ESG factors to better understand investment risk and opportunities and/or to align investment with a set of ESG values.

MSCI ESG Research products include screening and modeling tools that allow institutional investors and asset managers to: align investments with a set of ESG values such as perceptions of certain business activities, religious views or international norms; generate buy/restricted lists of companies that meet those criteria; understand the implications of restrictions on portfolios; and examine company specific profiles. The tools also include the ability to monitor a company’s adherence to internationally recognized norms and principles.

MSCI ESG Research products also provide ESG ratings and analysis on thousands of companies worldwide. These sector based research reports are designed to identify and analyze key ESG issues for the sector, which may include the intersection of a corporations’ major social and environmental impacts with its core business operations, thereby identifying potential risks and opportunities for the company and its investors.

•

IPD Products. The IPD Portfolio Analysis Service (“PAS”) analyzes the strengths and weaknesses of a real estate portfolio’s performance relative to its benchmark. We also offer income, management, fund level and cost benchmarking services. IPD market publications provide key real estate market analysis on countries, regions and sectors.

Risk Management Analytics Products

Our risk management analytics products offer a consistent risk assessment framework for managing and monitoring investments in a variety of asset classes across an organization. The products are based on our proprietary integrated fundamental multi-factor risk models, value-at-risk (“VaR”) methodologies and asset valuation models. They enable clients to identify, monitor, report and manage potential market risks from equities, fixed income, derivatives contracts and alternative investments, and to analyze portfolios and systematically analyze risk and return across multiple asset classes, including equities, bonds, commodities, foreign exchange, futures, options, derivatives, structured products, interest-rate products and credit products. Using these tools, clients can identify the drivers of market and credit risk across their investments, produce daily risk reports, run pre-trade analysis, perform what-if stress-tests and simulation analysis and optimizations, evaluate and monitor multiple asset managers and investment teams and assess correlations across a group of selected assets or portfolios.

We offer the following products in this area:

•

BarraOne. BarraOne, powered by the Barra Integrated Model (“BIM”), provides clients with global, multi-asset class risk analysis using Barra’s fundamental factor methodology. BarraOne also includes VaR simulation, stress testing, optimization and performance attribution modules that enable clients to manage multi-asset class portfolios, carry out risk allocation budgeting, manager monitoring, performance attribution and regulatory risk reporting. The product is accessed by clients via a secure, interactive web-based session, web services or on an outsourced basis.

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

•

DataMetrics. DataMetrics is a data service that allows clients to access the market data embedded in RiskManager for use in their own proprietary or other third-party systems. In addition to direct access to market data, DataMetrics can provide clients with customized data processing services.

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

•

CreditManager. Our CreditManager product is a portfolio credit risk management system used primarily by banks to calculate economic capital, facilitate risk-based pricing and measure credit risk concentrations. The application is designed to consolidate and compare risks and opportunities across multiple credit exposures including bonds, credit derivatives and traditional lending.

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

•

Barra Integrated Model (“BIM”). BIM provides a detailed view of risk across markets and asset classes, including currencies, equities, fixed income assets, commodities, mutual fund assets and hedge fund assets. It begins by identifying the factors that affect the returns of many asset classes, including equity and fixed income securities and currencies. These factors are then combined into a single global model that can forecast the risk of multi-asset class, global portfolios.

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

Our primary portfolio analytics products are:

•

Barra Aegis. Barra Aegis is a sophisticated software application for equity risk management and portfolio analysis that is powered by our proprietary equity risk data. It is deployed by the client as a desktop application. Barra Aegis is an integrated suite of equity investment analytics modules, specifically designed to help clients actively manage their equity risk against their expected returns. It also enables clients to construct optimized portfolios based on client-specified expectations and constraints.

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

•

Barra Portfolio Manager. Barra Portfolio Manager is an integrated risk and performance platform that is designed to help fund managers and their teams gain additional portfolio insight, manage a more systematic investment process and make faster, more informed investment decisions. The hosted interactive user interface allows users to analyze risk and return, conduct pre-trade what-if analysis across a number of scenarios and construct portfolios using Barra Optimizer. The platform supports optional data management services that allow users to outsource the loading and reconciliation of their portfolio and other proprietary data.

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

Governance Segment

Our Governance business is a leading provider of corporate governance products and services and financial research and analysis services to institutional investors and corporations around the world. We categorize our Governance business into three distinct categories: (i) Proxy Research and Voting, Global Proxy Distribution (“GPD”) and Securities Class Action Services (“SCAS”), (ii) ISS Corporate Services and (iii) Financial Research and Analysis (“FR&A”). The pricing model for our Governance business’ products and services is primarily subscription-based and varies depending on the product or service purchased.

Proxy Research and Voting, GPD and SCAS

Our Proxy Research and Voting, GPD and SCAS products are designed to provide proxy services, including proxy voting and in-depth research and analysis to help inform voting decisions and assess issuer-specific risk, to institutional investors globally. ISS is the largest proxy advisory firm that offers a fully-integrated, end-to-end proxy voting service, including policy creation, comprehensive research, vote recommendations, vote execution and reporting and analytical tools. During fiscal year 2012, Proxy Research and Voting, GPD and SCAS accounted for approximately 67.0% of revenues attributable to our Governance business.

Our primary product categories are:

•

Proxy Research and Voting. Through its ProxyExchange platform, ISS provides clients with vote recommendations, comprehensive analyses and online voting capabilities that enable users to make informed decisions about how to vote on all items with respect to each shareholder meeting agenda related to their portfolio holdings, execute their votes and monitor and track their votes for reporting purposes.

Research coverage is currently provided on approximately 5,900 U.S.-based companies and over 35,000 non-U.S. companies. ISS’s research and recommendations are based on benchmark, specialized and client-specific custom policies. ISS’s benchmark policies are designed to serve as an industry standard and best practice guide to corporate governance and are developed with the input of institutional clients and industry professionals around the world. In addition to our benchmark policies, we recognize that the philosophies and policies used to make proxy voting decisions range widely among different types of investors. By understanding the diverse needs of our clients, we are able to create policies that meet their requirements through a number of specialized policies such as SRI policies based on environmentally and socially responsible guidelines and ISS’s Taft-Hartley policy which is based on guidelines of the American Federation of Labor and Congress of Industrial Organizations. For many institutional investors with highly specialized or unique needs for proxy research and policy guidelines, we frequently provide custom proxy advisory services in which we work with our clients to develop and refine governance policy guidelines that match their particular views and are unique to them. Additionally, ISS’s M&A Edge research service provides independent, in-depth research analysis that focuses specifically on proposed merger and acquisition deals and proxy contests to inform institutional investors. It also delivers ongoing deal notes that keep users abreast of key events as the deal or contest evolves and analyzes key aspects of a transaction, including strategic rationale, corporate governance and shareholder rights issues.

ISS’s proxy voting services include notifying clients of upcoming shareholder meetings, receiving proxy ballots from third-party proxy distributors, generating consolidated proxy ballots and vote instructions across its clients’ portfolios, executing its clients’ votes in accordance with their instructions, maintaining voting records and providing comprehensive vote reporting.

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

•

Securities Class Action Services (“SCAS”). We deliver a complete class action monitoring and claims filing service to institutional investors who have potential recovery rights in securities class action lawsuits. We provide an extensive securities litigation database, including historical and current case information, and provide fully-outsourced notification, tracking and claims filing services to our institutional clients. Our relationships with claims administrators and law firms around the world enable us to inform clients of new developments in global markets and streamline the filing process.

SCAS offers more detailed portfolio specific views of cases and settlements with an online database that allows clients to keep track of the complete securities class action lifecycle, from when a case is first identified until payment is disbursed. Securities class action data provided to our clients through our RecoverMax platform include class periods, settlement dates, status reports, award amounts, claim deadline dates, claims administrator details and pertinent related data.

ISS Corporate Services

Our ISS Corporate Services products and services are designed to help clients reduce risk and build shareholder value through strong governance programs by leveraging our expertise in the areas of executive compensation, governance-related risk identification, capital structure, voting trends and corporate governance research. ISS Corporate Services tools, data and advisory services help clients to design, manage and measure their corporate governance programs. During fiscal year 2012, revenues related to our ISS Corporate Services products and services represented approximately 25.1% of our Governance business total revenues.

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

•

Governance Suite. The Governance Suite provides a high-quality online discussion forum to facilitate constructive dialogue on corporate governance issues among those involved in corporate governance, including institutional investors, board directors and corporate executives. Members of Governance Exchange also have access to a diverse range of corporate governance viewpoints and research through webcasts, white papers, surveys, and expert analysis.

•

Proxy Research and Publications. Proxy Research and Publications offers a searchable database of publications, research articles and online reports designed to help corporate secretaries, investor relations professionals, executives, directors and other professionals access ISS research reports and other corporate-governance related information. Through an alerts service, users of Proxy Research and Publications also receive the latest proxy research reports released for their company or for peer companies, and can opt to be alerted when proxy research reports containing specific proposal types are released.

Financial Research and Analysis

Our FR&A products and services are designed to assess the overall financial health of companies by analyzing the investment implications of companies’ accounting policies, legal and regulatory exposure and mergers and acquisitions initiatives. Our FR&A product and service offerings are provided primarily to portfolio managers for investment analysis, to corporations to monitor compliance with corporate governance practices and to professional services organizations to support due diligence efforts. These offerings allow investors to add specialized, qualitative analysis to more traditional research used in the investment decision-making process. During fiscal year 2012, FR&A accounted for approximately 7.9% of revenues attributable to our Governance business. All of FR&A’s products and services are marketed under the CFRA brand.

CFRA Forensic Accounting Research. Through a rigorous and proprietary research process, our global team of analysts provides in-depth research on over 520 companies worldwide while our quantitative tools assess the reported financial results of over 14,500 companies worldwide. We focus on providing our clients with timely and actionable risk analysis reports regarding earnings and cash flow quality and sustainability, legal and regulatory risk and overall business health. Our clients rely on our continuous analysis and objective perspective. Accounting Lens, our largest product within FR&A, is a leading forensic accounting risk research report offering for investors, providing early warning signals for companies with aggressive accounting practices or with reported results that may indicate operational or financial distress. The reports consist of in-depth company research, educational information and industry research, access to our proprietary earnings quality database and access to our research analysts. In addition, CFRA’s Legal Edge product is focused on identifying and analyzing hidden legal and regulatory risks within companies. CFRA also provides customized research services for client-defined projects.

Growth Strategy

We have experienced growth in recent years with operating revenues and operating income increasing by 5.5% and 7.7%, respectively, for the year ended December 31, 2012 compared to the year ended December 31, 2011, and by 35.9% and 56.2%, respectively, for the year ended December 31, 2011 compared to the year ended November 30, 2010. The growth from 2010 to 2011 was driven largely by the RiskMetrics and Measurisk acquisitions. Excluding the impact of the RiskMetrics and Measurisk acquisitions, our operating revenues and operating income increased by 13.4% and 26.7%, respectively, for the year ended December 31, 2011 compared to the year ended November 30, 2010.

We believe we are well-positioned for growth over time and have a multi-faceted growth strategy that builds on our strong client relationships, products, brands and integral role in the investment and governance process. Set forth below are the principal elements of our strategy to grow our Company and meet the increasing needs of our clients for investment decision support tools:

•

Client Growth. We believe there are opportunities to increase the number of users and locations and the number of products we license to existing client organizations, and to obtain new clients in both existing and new geographic markets and client types worldwide. We intend to:

•

Expand client base in current client types. We seek to add new clients by leveraging our brand strength, our products, our broad access to the global investment community, our global sales force and our strong knowledge of the investment and governance processes. This includes client types in which we already have a strong penetration for our flagship global equity index, risk management analytics, portfolio analytics and governance products.

•

Increase product subscriptions and users within our current client base. Many of our clients use only one or a limited number of our products, and we believe there are opportunities to cross-sell our other investment decision support tools as we have expanded our suite of index, ESG, risk, portfolio management analytics, governance and research products. For example, we will continue to seek opportunities to sell risk and portfolio management analytics products to our existing equity index-only clients. We believe that the growing regulatory and compliance needs of our clients provides us with additional opportunities to license our risk analytics products. In addition, we will continue to focus on adding new users, new locations and new modules for current products with existing clients.

•

Increase licensing of indices for ETFs and other exchange traded investment products. We believe that there is potential for continued growth and expansion in the ETF market in the future, and we will continue to pursue opportunities to increase licensing of our indices for index-linked investment products to capitalize on their growth in number and variety. The table below illustrates the growth trend with respect to the number of primary exchange listings of ETFs linked to MSCI equity indices.

Number of Primary Exchange Listings of ETFs Linked to MSCI Equity Indices

	As of
Region	December 31, 2012	December 31, 2011	November 30, 2010
Americas	186	150	130
EMEA	365	348	253
Asia	30	26	20

Total	581	524	403

Historical values of the assets in ETFs linked to our indices are set forth in a table under the section “Management’s Discussion and Analysis—Results of Operations—Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011—Operating Revenues” below.

•	Product Growth. We plan to develop new product offerings and continue to enhance our existing products through internal product development.

•

Create innovative new product offerings and enhancements. In order to maintain and enhance our leadership position, we plan to introduce innovative new products and enhancements to existing products. We believe that the integration of product platforms, development of new models, expansion of the global coverage of current models, enhanced client customization capabilities, increased data collection and the introduction of new governance products will increase the competitiveness of our Company. For example, the addition of IPD’s database of real estate information has the potential to enhance MSCI’s risk and performance management analytics products. We also maintain an active dialogue with our clients in order to understand their needs and anticipate market developments.

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

•

Growth through acquisitions. We intend to continue to seek to acquire products, technologies and companies, such as IPD and InvestorForce, that will enhance, complement or expand our product offerings and client base, as well as increase our ability to provide investment decision support tools to equity, fixed income and multi-asset class investment institutions, and the financial intermediaries that service such institutions.

Competitive Advantages

We believe our competitive advantages include the following:

•

Strong client relationships and deep understanding of their needs. Our consultative approach to product development, dedication to client support and our range of products have helped us build strong relationships with investment institutions around the world. We believe the skills, knowledge and experience of our research, software engineering, global sales, data management and production and product management teams enable us to develop and enhance our models, methodologies, data and software applications in accordance with client demands and needs. We consult with our clients and other market participants during the product development and construction process to take into account their actual investment process requirements.

•

Client reliance on our products. Many of our clients have come to rely on our products in their investment management processes, integrating our products into their performance measurement and risk management processes, where they become an integral part of their daily portfolio management functions. In certain cases, our clients are requested by their customers to report using our tools or data. Additionally, our tools can help clients comply with local regulations or client reporting requirements. Consequently, we believe that certain of our clients may experience business disruption and additional costs if they choose to cease using or replace our products.

•

Strong brand recognition. Our Global Equity Indices and ESG products and services are marketed under the MSCI and MSCI ESG brands; our portfolio risk and performance analytics covering global equity and fixed income are marketed under the Barra brand; our multi-asset class, market and credit risk analytics are marketed under the RiskMetrics and Barra brands, respectively; our energy and commodity asset valuation analytics are marketed under the FEA brand; our private real estate benchmarks are marketed under the IPD brand; and our corporate governance products and services are marketed under the ISS brand. These brands are well-established and recognized throughout the investment community worldwide. Our brand strength reflects the longstanding quality and widespread use of our products. We believe our products are well-positioned to be the tools of choice for investment institutions increasingly looking to third-party products and services for help with benchmarking, index-linked product creation and portfolio risk management and for corporate clients for help with governance practices.

•

Global products and operations. Our products cover most major investment markets throughout the world. For example, our MSCI Global Equity Indices provide exhaustive equity market coverage for over 75 countries in our developed, emerging and frontier market categories; and we produced equity risk data for single country models, regional equity models and an integrated multi-asset class risk model covering equity markets and fixed income markets. As of December 31, 2012, our clients were located in 83 countries and many of them have a presence in multiple locations around the world. As of December 31, 2012, our employees were located in 22 countries in order to maintain close contact with our clients and the international markets we follow and to maintain an appropriate cost structure. We believe our global presence and focus allow us to serve our clients well and capitalize on a great number of business opportunities in many countries and regions of the world.

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

•

Open architecture and transparency. We have an open architecture philosophy. Clients can access our data through our software applications, third-party applications or their own applications. We also recognize that the marketplace is complex and that a competitor in one context may be a supplier or distributor in another context. For example, Standard & Poor’s competes with us in index products, supplies index data that we distribute in our portfolio analytics software products and jointly developed and maintains GICS and GICS Direct with us. In order to provide transparency, we document and disclose many details of our models and methodologies to our clients so that they can better understand and utilize the tools we offer. We believe this open architecture approach benefits us and our clients.

•

Scalable application platforms. We continue to make significant investments in our data centers and software services to provide highly scalable solutions for the processing of large volumes of assets/portfolios. In doing so, we are able to offer clients computing capacity that they would otherwise not be able to economically access through internal development.

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

•

Extensive historical databases. We have accumulated extensive databases of historical global market data, proprietary equity index data, private real estate benchmark data, risk data and governance data. We believe our substantial and valuable databases of proprietary index and risk data, including over 40 years of certain index data history, nearly 40 years of certain risk data history and over 15 years of certain historical governance data, would be difficult and costly for another party to replicate. The information is not available from any single source and would require intensive data checking and quality assurance testing that we have performed over our many years of accumulating this data. Historical data is a critical component of our clients’ investment processes, allowing them to research and back-test investment strategies and analyze portfolios over many investment and business cycles and under a variety of historical situations and market environments.

Clients

For the year ended December 31, 2012, we served approximately 7,500 clients across 83 countries worldwide with 54.5% of revenue from our client base in the Americas, 32.4% in EMEA and 13.1% in Asia and Australia. Our clients include asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, ETFs, real estate, hedge funds and private wealth; and financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants. To calculate the number of clients, we may count certain affiliates and business units within a single organization as separate clients. For example, the asset management and broker-dealer units of a diversified financial services firm may be treated as separate clients, even though the financial services firm is the only party to the applicable subscriptions or licenses.

Our Aggregate Retention Rates were 89.7% and 89.8% for the years ended December 31, 2012 and December 31, 2011, respectively. Our Core Retention Rates were 90.4% and 90.2% for the years ended December 31, 2012 and 2011, respectively. For a description of the calculation of our Aggregate and Core Retention Rates, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Metrics and Drivers—Retention Rate.”

Revenues from our ten largest clients contributed a total of 25.0%, 25.8% and 27.4% of our total revenues for the years ended December 31, 2012 and 2011, and November 30, 2010, respectively.

In the years ended December 31, 2012 and 2011, and November 30, 2010, our largest client organization by revenue, BlackRock, Inc. and its affiliates (“BlackRock”), accounted for 7.6%, 8.1% and 9.9% of our operating revenues, respectively. For the years ended December 31, 2012 and 2011, and November 30, 2010, approximately 81.7%, 83.9% and 82.9% of our revenues from BlackRock were attributable to fees based on the assets of ETFs linked to MSCI equity indices, including its iShares ETF business.

Marketing

We market our products to investment institutions, financial service providers, financial advisors and corporations worldwide. See “—Clients” above. Our research and product management teams seek to understand our clients’ investment and governance processes and their needs and to design tools that help clients effectively and efficiently address them. Because of the sophisticated nature of our products, our main means of marketing is through face-to-face meetings, hosted events, targeted campaigns and 24-hour client support, as described in “—Sales and Client Support” below. These marketing and support efforts are supplemented by our website, our email newsletters, our client events, our participation in industry conferences, our ongoing product consultations and research papers, and our public relations efforts.

Members of our research team and other employees regularly speak at industry conferences, as well as at our own seminars. For example, we hosted approximately 260 seminars, webinars, conferences and workshops in various locations across the globe in fiscal 2012. These seminars, webinars, conferences and workshops bring our staff and our clients together, expose those clients to our latest research and product enhancements and give our staff an opportunity to gain insight into our clients’ needs. Our marketing communications professionals also arrange interviews for our sales people and governance experts in prominent industry journals and issue press releases on product developments and releases. We also communicate directly with both clients and prospective clients through our email newsletters which deliver research, company news and product specific news to approximately 80,000 recipients. Our strategic marketing department collaborates with our product specialists to analyze our clients’ use of our products and to analyze the competitive landscape for our products.

Sales and Client Support

As of December 31, 2012, our client coverage offices included nearly 240 sales people and over 250 client support people worldwide. Of these, over 100 were located in our New York offices and over 70 were located in our London office. In the last few years we have expanded our sales efforts to grow our revenues and our client service efforts to ensure client satisfaction and develop client loyalty. In the past few years, we have expanded our geographic presence by opening client coverage offices in Budapest, Dubai, Mumbai, Seoul, Shanghai, Monterrey, Mexico, Boston and Chicago. In fiscal year 2012, we also increased the number of client coverage and sales people in Monterrey, Mumbai and Shanghai. We have also created more specialized sales and client support teams to increase our impact in each client segment, namely hedge funds, asset owners and broker dealers. Our sales and client support staff are based in 27 offices around the world enabling us to provide valuable face-to-face client service and focus efforts on developing new clients in more locations.

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

•

Research. Our models are developed by a cross-functional research team of mathematicians, economists, statisticians, financial engineers and investment industry experts. Our performance and risk research department combines extensive academic credentials with broad financial and investment industry experience. We monitor investment trends and their drivers globally, as well as analyze product-specific needs in areas such as instrument valuation, risk modeling, portfolio construction, asset allocation and value-at-risk simulation. An important way we monitor global investment trends and their implications for our business is through the forum provided by our Editorial Advisory Board (“EAB”). Our EAB, which was established in 1999, meets twice a year and is comprised of senior investment professionals from around the world and senior members of our performance and risk research team. In fiscal year 2012, our performance and risk researchers participated in a dozen industry events and conferences, and their papers have been published in leading academic and industry journals. In fiscal year 2012, we hosted the MSCI Client Summit, an annual investment and risk management conference, which took place in New York and London, where our researchers presented their current work, research papers and projects to senior professionals from client organizations. Our researchers also participate in such discussions at a large number of seminars, workshops and webinars we host throughout the year. Our researchers work on both developing new models and methodologies and enhancing existing ones.

Within the governance research department, ISS’s policy board works to ensure ISS’s voting policies are developed and applied within a framework of corporate governance best practices. Each year, through an annual policy survey of our institutional clients and other industry constituents, institutional investors are invited to share their perspectives on corporate governance issues, including board structure, executive compensation, mergers and acquisitions and corporate accountability to ensure that our standard voting policies are aligned with the views of our institutional clients.

•

Data Operations and Technology. Our data operations and technology team consists of a combination of information technology and operations specialists. We licensed a large volume and variety of market data for every major market in the world, including fundamental and return data, from more than 200 third party sources in fiscal year 2012. We apply our models and methodologies to this market data to produce our proprietary risk and equity index data. Our data operations and technology team oversees this complex process. Our experienced information technology staff builds proprietary software and databases that house all of the data we license or produce in order for our data operations teams to perform data quality checks and run our data production systems. This data factory produces our proprietary index data such as end of day and real time equity indices, and our proprietary risk data such as daily and monthly equity risk forecasts. We have data operations and technology offices in North America, Europe and Asia.

•

Software Engineering. Certain of our proprietary risk data are made available to clients through our proprietary software applications, such as Barra Aegis, BarraOne, RiskManager, HedgePlatform, WealthBench, Credit Manager, ESG Manager and Proxy Exchange. Our software engineering team consists of individuals with significant experience in both the finance and software industries. Our staff has an extensive skill set, including expertise in both the Java-based technologies used in our web-based, on-demand software application tool for multi-asset class risk analysis and reporting and Microsoft-based technologies used in our desktop equity and fixed income analytics software products. We also have extensive experience with database technologies, computational programming techniques, scalability and performance analysis and tuning and quality assurance. We use a customized software development methodology that leverages best practices from the software industry, including agile programming, test-driven development, parallel tracking, iterative cycles, prototyping and beta releases. We build our software applications by compiling multiple components, which enables us to reuse designs and codes in multiple products. Our software development projects involve extensive collaboration with our product management team and directly with clients. We have software engineering offices in the U.S., Europe and Asia.

Our Competition

Many industry participants compete directly with us by offering one or more similar products. Our principal competitors on a global basis for our MSCI Global Equity Index products are FTSE International, Ltd (a subsidiary of The London Stock Exchange), Russell Investment Group (a unit of Northwestern Mutual Life Insurance Group) and Standard & Poor’s. Additionally, we compete with equity index providers whose primary strength is in a local market or region. These include S&P Dow Jones Indices LLC (a joint venture company owned 24.4% by CME Group through its affiliates, 2.6% indirectly by Dow Jones & Company, Inc. and 73.0% by The McGraw-Hill Companies, Inc.), Russell Investment Group and Standard & Poor’s in the U.S.; S&P/TSX index published by S&P Dow Jones Indices LLC in Canada, the CAC index published by NYSE Euronext, the DAX and STOXX Ltd. in Europe; the Bovespa Index in Brazil; the Korea Stock Exchange Kospi Index in Korea; China Securities Index Co., Ltd. in China; the Hang Seng Index in Hong Kong; a strategic partnership between CME Group and Singapore Exchange Limited in Singapore; and Nikkei Inc., Nomura Securities, Ltd., Russell Investment Group, and Tokyo Stock Exchange, Inc. in Japan. There are also many smaller companies that create custom indices primarily for use as the basis of ETFs.

The principal competitors for our portfolio analytics products are Applied Portfolio Technologies (a unit of SunGard), Axioma, Inc., Bloomberg Finance L.P., Capital IQ’s ClariFI, (a Standard & Poor’s business), FactSet, Northfield Information Services, Inc. and Wilshire Analytics.

Our risk management analytics products compete with firms such as Algorithmics (a unit of IBM), Barclays Capital, BlackRock Solutions (a unit of BlackRock), FactSet, Imagine Software, KMV (a unit of Moody’s Corporation) and SunGard Data Systems Inc. Additionally, many of the larger broker-dealers have developed proprietary risk management analytics tools for their clients. Similarly, many investment institutions, particularly the larger global organizations, have developed their own internal risk management analytics tools.

ISS competes with firms such as Broadridge Financial Solutions, Equilar, Inc. and Glass, Lewis & Co. ISS also competes with local niche proxy voting and research providers in certain international markets.

For our other products where our revenues are less significant, we also have a variety of other competitors.

Employees

As of December 31, 2012, our number of employees increased by 330 to 2,759 from 2,429 on December 31, 2011. As of December 31, 2012, approximately 40.6% of our employees were located in emerging market centers.

Government Regulation

ISS is a registered investment adviser and must comply with the requirements of the Investment Advisers Act of 1940 and related SEC regulations. Such requirements relate to, among other things, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. A subsidiary of ISS in Australia is also registered as an investment adviser with the Australian Financial Services Authority and must comply with its applicable requirements. MSCI is registered with the State Council Information Office of the Ministry of Commerce and the State Administration for Industry and Commerce in China as a foreign institution supplying financial information services in China.

Available Information

Our corporate headquarters are located at 7 World Trade Center, 250 Greenwich Street, New York, New York, 10007, and our telephone number is (212) 804-3900. We maintain an Investor Relations website on the Internet at www.msci.com. The contents of our website are not a part of or incorporated by reference in this Annual Report on Form 10-K.

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

Our ability to produce our products and develop new products is dependent upon the products of other suppliers, including certain data, software and service suppliers. Our index and analytics products are dependent upon (and of little value without) updates from our data suppliers and most of our software products are dependent upon (and of little value without) continuing access to historical and current data. Throughout our businesses, we utilize certain data provided by third party data sources in a variety of ways, including large volumes of data from certain stock exchanges around the world. As of December 31, 2012, there were over 200 such data suppliers. If the data from our suppliers has errors, is delayed, has design defects, is unavailable on acceptable terms or is not available at all, our business, financial condition or results of operations could be materially adversely affected.

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

A portion of our revenues are from asset-based fees and these revenue streams are concentrated in some of our largest clients, including BlackRock, and in our largest market, the United States. Our clients, including our largest clients, may seek to negotiate a lower asset-based fee percentage for a variety of reasons. As the assets of index-linked investment products managed by our clients change, they may request to pay us lower asset-based fee percentages. Additionally, as competition among our clients increases, they may have to lower the fees they charge to their clients, which could cause them to decrease our fees correspondingly or otherwise lead to a reduction of our fees in certain cases. See “—Our revenues and earnings attributable to asset-based fees may be affected by changes in the capital markets, particularly the equity capital markets, or other factors that are tied to the calculation of our fees for certain index-linked investment products” below. Competition is intense and increasing rapidly among our clients that provide exchange traded funds, among other products. The fees ETF providers charge their clients are one of the competitive differentiators for these exchange traded fund managers. For example, on October 15, 2012, BlackRock announced that its iShares ETF business launched a new series of funds based on certain MSCI investable market indices pursuant to a license with fee levels that are lower than those the Company currently receives with respect to existing iShares ETFs based on MSCI’s standard indices. Additionally, clients that have licensed our indices to serve as the basis of index-linked investment products are generally not required to continue to use our indices and could elect to cease offering the product or could change the index to a non-MSCI index, in which case our asset-based fees could dramatically decrease, which could have a material adverse effect on our business, financial condition or results of operations. For example, on October 2, 2012, we announced that Vanguard had informed the Company of its decision to no longer use MSCI’s indices as the basis for certain of its index funds, including both ETF and other share classes, beginning in 2013, representing a loss of run rate of approximately $24.8 million at December 31, 2012. The ability of our licensees to cease using our indices is generally true not just with respect to an index’s use as the basis of an ETF but also with respect to its use as the basis of other financial products, including mutual funds and institutional funds. Finally, to the extent that an asset manager finds it beneficial to offer clients ETFs and institutional funds based on the same indices, a shift away from use of an index as the basis of one type of product may lead to a corresponding shift away from the same index as the basis of the other type of product.

Our revenues and earnings attributable to asset-based fees may be affected by changes in the capital markets, particularly the equity capital markets, or other factors that are tied to the calculation of our fees for certain index-linked investment products. A decrease in our fees for these products could have a material adverse effect on our business, financial condition or results of operations.

Clients that use our indices as the basis for certain index-linked investment products, such as ETFs and mutual funds, commonly pay us a fee based on the investment product’s assets. The value of an investment product’s assets can increase or decrease along with market performance and inflows and outflows, which could impact our revenues. In addition, in many cases our fees can be affected by an increase or decrease in a product provider’s total expense ratio (“TER”). In those cases, a reduction in the TER may negatively impact our revenues. Asset-based fees make up a significant portion of our revenues. They accounted for approximately 14.8%, and 15.6% of revenues for the fiscal years ended December 31, 2012 and 2011, respectively. These asset-based fees accounted for 43.3% and 44.7% of the revenues from our ten largest clients for the fiscal years ended December 31, 2012 and 2011, respectively. Volatile capital markets, such as those experienced recently, as well as changing investment styles, may influence an investor’s decision to invest in and maintain an investment in an index-linked investment product. For example, as of December 31, 2012, the month-end value of assets in ETFs linked to MSCI equity indices was $402.3 billion, which was 33.4% higher than the value of such assets as of December 31, 2011, and 10.6% higher than the value of such assets at September 30, 2012.

A limited number of clients account for a material portion of our revenue. Cancellation of subscriptions or investment product licenses by any of these clients could have a material adverse effect on our business, financial condition or results of operations.

For the fiscal years ended December 31, 2012 and 2011, revenues from our ten largest clients accounted for 25.0% and 25.8% of our total revenues, respectively. If we fail to obtain a significant number of new clients or if one of our largest clients cancels or reduces its subscriptions or investment product licenses and we are unsuccessful in replacing those subscriptions or licenses, our business, financial condition or results of operation could be materially adversely affected. For the fiscal year ended December 31, 2012, our largest client organization by revenue, BlackRock, accounted for 7.6% our total revenues. For the fiscal years ended December 31, 2012 and 2011, approximately 81.7% and 83.9%, respectively, of the revenue from BlackRock came from fees based on the assets in BlackRock’s exchange traded funds based on MSCI indices. See “—Our clients that pay us a fee based on the assets of an investment product may seek to negotiate a lower asset-based fee percentage or may cease using our indices, which could limit the growth of or decrease our revenues from asset-based fees” above.

Our clients may become more self-sufficient, which may reduce demand for our products and materially adversely affect our business, financial condition or results of operations.

Our clients may develop internally certain functionality contained in the products they currently license from us. For example, some of our clients who currently license our risk data to analyze their portfolio risk may develop their own tools to collect data and assess risk, making our products unnecessary for them. To the extent that our clients become more self-sufficient, demand for our products may be reduced, which could have a material adverse effect on our business, financial condition or results of operations. For example, in August 2011, BlackRock announced that it was seeking regulatory clearance to create indices for use as the basis of exchange traded funds that it would manage. See “—A limited number of clients account for a material portion of our revenue. Cancellation of subscriptions or investment product licenses by any of these clients could have a material adverse effect on our business, financial condition or results of operations” above.

Any failure to ensure and protect the confidentiality of client data could adversely affect our reputation and have a material adverse effect on our business, financial condition or results of operations.

Many of our products provide for the exchange of sensitive information with our clients through a variety of media, such as the Internet, software applications and dedicated transmission lines. We rely on a complex system of internal processes and software controls along with policies, procedures and training to protect the confidentiality of client data, such as client portfolio data that may be provided to us or hosted on our systems. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in the implementation of our internal controls, policies or procedures, or if an employee purposely circumvents or violates our internal controls, policies or procedures, then unauthorized access to, or disclosure or misappropriation of, client data could occur. Such unauthorized access, disclosure or misappropriation could damage our reputation and/or result in claims against us by our clients or regulators and have a material adverse effect on our business, financial condition or results of operations. For example, on September 14, 2012, we received a Wells Notice from the staff of the SEC in connection with allegations that an ISS employee provided confidential information about how clients voted their proxies to proxy solicitors in return for cash and other gifts. If a failure of our internal controls, policies or procedures results in a security or privacy breach, we could also incur increased operating expenses to remediate the problems caused by the breach and prevent future breaches, which could have a material adverse effect on our financial condition or results of operations.

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

In addition, certain exchanges permitted our clients to list exchange traded funds or other financial products based on our indices only if we provided a representation to the exchange that we had reasonable information barrier procedures in place to address the unauthorized disclosure and misuse of material, non-public information about changes to the composition of our indices. If an exchange determines that our information barrier procedures are not sufficient, the exchange might refuse to list or might delist investment products based on our indices, which may have a material adverse effect on our business, financial condition or results of operations.

Legal protections for our intellectual property rights and other rights may not be sufficient or available to protect our competitive advantages. Third parties may infringe on our intellectual property rights, and third-party litigation may adversely affect our ability to protect our intellectual property rights.

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

•

Patents—We currently hold 21 U.S. and foreign patents. We currently have four U.S. and foreign patent applications pending. Patent applications can be extremely costly to process and defend. There can be no assurance that we will be issued any patents that we apply for or that any of the rights granted under any patent that we obtain will be sufficient to protect our competitive advantages.

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

•

License Agreements—Our products are generally made available to end users on a periodic subscription basis under a license agreement signed by the client. We also permit access to some data, such as certain index information, through the Internet under on-line licenses that are affirmatively acknowledged by the licensee or under terms of use. There can be no assurance that third parties will abide by the terms of our licenses or that all of our license agreements will be enforceable.

•

Third-Party Litigation—There has been recent third-party litigation in the U.S. regarding whether issuers of index-linked investment products are required to obtain a license from the index owner or whether companies may issue and trade investment products based on a publicly-available index without the need for permission from (or payment to) the index owner. In July 2010, the Circuit Court of Cook County, Illinois found that the trading of index options on the Dow Jones Industrial Average (“DJIA”) and the S&P 500 index by the International Stock Exchange (“ISE”) without a license would misappropriate the index providers’ rights in their indexes. The ISE was permanently restrained and enjoined from listing or providing an exchange market for the trading of DJIA and/or S&P 500 index options and the Options Clearing Corporation was permanently restrained and enjoined from participating in the facilitation of an ISE index option based upon the DJIA and/or S&P 500 and from issuing, clearing or settling the exercise of such DJIA and/or S&P 500 index options. This decision was affirmed on appeal by the Illinois Appellate Court in May 2012. The Illinois Supreme Court refused to hear the ISE’s appeal of the Illinois Appellate Court’s decision. In another relevant case, in 2009, the German Federal Supreme Court concluded that the owner of a trademark who publishes an index generally available to all market participants cannot prohibit, on the basis of German trademark law, a third party from referring to the index as a reference value in option warrants issued by the third party if the trademark is used for informational and factual purposes and does not imply that a relationship exists with the trademark owner. If other courts or regulators or other governmental bodies in relevant jurisdictions determine that a license is not required to issue investment products linked to indices, this could have a material adverse effect on our business, financial condition or results of operations. See “—Changes in government regulations could materially adversely affect our business, financial condition or results of operations” below. It might also lead to changes in current industry practices such that we would no longer make our index level data publicly available, such as via our website or news media.

Third parties may claim we infringe upon their intellectual property rights. Such claims would likely be costly to defend, could require us to pay damages or limit our future use of integral technologies, which could have a material adverse effect on our business, financial conditions or results of operations.

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

To remain competitive and generate customer demand, we must successfully develop new products and effectively manage transitions. Failure to do so could limit our ability to maintain or grow current revenues, which could have a material adverse effect on our business, financial condition or results of operations.

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

If, among other things, we fail to accurately anticipate and meet the needs of our clients through the successful development of new products and services, if our new products and services are not attractive to our clients, if our new products do not perform as well as anticipated or if the launch of new products and offering of new services is not timely, we could lose market share and clients to our competitors which could materially adversely affect our business, financial condition and results of operations. Also see “—If our products fail to perform properly due to undetected errors or similar problems, it could have a material adverse effect on our business, financial condition or results of operations” above.

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

Our business is dependent on the financial viability of our clients. If our clients consolidate or are negatively impacted by adverse conditions in the financial markets and are forced to shut-down, consolidate, limit or reduce spending, our business, financial condition or results of operations may be materially adversely affected.

Most of our clients are in the financial services industry. For example, asset managers accounted for 60.7% and 60.5% of our revenues as of December 31, 2012 and 2011, respectively. Ongoing economic weakness and volatility led to the closure or consolidation of a number of our clients, including asset manager, broker-dealer and hedge fund clients. This impacted our financial results, including our Run Rates and Aggregate and Core Retention Rates, in 2012 and 2011. Ongoing economic weakness and volatility continues to cause uncertainty and pressure on our clients’ spending, resulting in longer selling and renewing cycles, increased sales expenses and potentially increased cancellations.

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

If our clients consolidate or do not remain financially viable or if the negative conditions in the financial markets persist or worsen, we may be forced to increase our provisions for bad debts, which could adversely affect our profitability.

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

Near-term predictions for the growth of the global economy remain weak. Concerns over the European debt crisis, the potential collapse of the Euro, ratings downgrades, the ability of the U.S. Government to manage the U.S. deficit and prolonged high unemployment have contributed to increased volatility and diminished expectations for the global economy and markets going forward. While we do not concentrate a significant amount of business in any one Eurozone country, we did derive 31.6% of our 2012 revenue from Europe. The general financial instability in any Eurozone country could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. Unfavorable changes in global economic conditions may negatively impact the demand for our products and services and may also impair the ability of our customers to pay for products and services or cause them to go out of business entirely, resulting in increased reserves for doubtful accounts and write-offs of accounts receivable. Cash flows may also be impacted resulting in restricted access to capital markets, changes in currency exchange rates and delayed or underpayment by our customers. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our results of operations and financial condition.

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

An element of our growth strategy is growth through acquisitions. Any acquisition could present a number of risks, including:

•

incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

•	failure to integrate the operations or management of any acquired operations or assets successfully and on a timely and cost effective basis;

•	failure to achieve assumed synergies;

•

insufficient knowledge of the operations and markets of acquired businesses, including where, as in the case of the IPD acquisition, the acquired company operates in many countries and in markets with which we have limited experience;

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

In the event that we experience a high level of acquisition related activity within a limited period of time the possibility of occurrence of these risks would likely increase for that period. In addition, if we are unsuccessful in completing acquisitions of other businesses, operations or assets or if such opportunities for expansion do not arise, our future growth, business, financial condition or results of operations could be materially adversely affected. See Item 1. Business—Company History and Acquisitions.

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

Revenues from index-linked investment products represented approximately 14.8% and 15.6% of operating revenues for the years ended December 31, 2012 and 2011, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a significant percentage of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the years ended December 31, 2012 and 2011, approximately 12.6% and 13.4%, respectively, of our operating revenues were invoiced in currencies other than U.S. dollars. For the year ended December 31, 2012, 58.3% of our foreign currency revenues were in Euros, 21.8% were in Japanese yen and 12.1% were in British pounds sterling. For the year ended December 31, 2011, 60.6% of our foreign currency revenues were in Euros, 21.9% were in Japanese yen and 9.9% were in British pounds sterling.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 34.5% and 34.1% of our operating expenses for the years ended December 31, 2012 and 2011, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Swiss francs, Euros, Hong Kong dollars, Hungarian forints, Indian rupees, and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, a gain or loss results from the change in value of the functional currency. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with intercompany loans that are denominated in certain foreign currencies. As a result of these positions, we recognized foreign currency exchange losses of $2.6 million and foreign currency exchange gains of $1.1 million for the years ended December 31, 2012 and 2011, respectively. Although we believe that our guidelines and policies are reasonable and prudent, any hedging instruments that we may enter into in the future may not be successful, resulting in an adverse impact on our results of operations.

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

•

Proposed Regulation for Fiduciaries. On October 21, 2010, the U.S. Department of Labor (“DOL”) issued a proposed regulation that would expand the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). As proposed, the definition of fiduciary would include, among others, an investment adviser that provides advice and recommendations to employee benefit plans regarding exercise of rights appurtenant to shares of stock (e.g., proxy voting). If this regulation were adopted as proposed, ISS could be deemed to be a fiduciary for purposes of ERISA. As such, it would be subject to ERISA’s prohibited transaction (e.g., conflict) provisions, which could have an impact on the manner in which ISS and its affiliates conduct business. On September 19, 2011, the DOL announced that it had withdrawn this proposal and would re-propose the regulation sometime in early 2012, a target date that was not met. It is now expected that the fiduciary rule will be reopened in the first half of 2013.

•

Proposed Proxy Plumbing Regulations. On July 14, 2010, the SEC voted unanimously to issue for public comment a concept release focusing on a wide range of topics related to the U.S. proxy voting system. The concept release focused on three general topics: (1) the accuracy, transparency and efficiency of the proxy voting system; (2) communications with shareholders and shareholder participation in voting; and (3) the relationship between voting power and economic interest, including questions about proxy advisory firms, such as ISS, and concerns raised by corporate issuers and other observers about the role, power and manner in which proxy advisory firms operate. The SEC may, but is not required, to engage in rulemaking with respect to the various issues and questions raised in the concept release. In its Fiscal Year 2012 Agency Final Report, the SEC indicated that it plans to develop recommendations in 2013 for an interpretive release addressing issues raised in the proxy plumbing concept release regarding proxy advisory firms.

•

Potential European Regulation of the Proxy Advisory Industry. Following a consultation conducted by the European Securities and Markets Authority (“ESMA”) with respect to the proxy advisory industry in Europe, ESMA has decided to encourage the proxy advisory industry to self-regulate by developing its own Code of Conduct. ESMA is recommending the development of a Code of Conduct that focuses on identifying, disclosing and managing conflicts of interest and that fosters transparency. ESMA will review the development of the Code of Conduct within two years of December 18, 2012 and may reconsider its position if no substantial progress has been made by that time. ESMA’s recommendation is expected to be considered by the European Commission which will then decide whether or not to take further action.

At this point we are unable to determine whether the SEC or the European Commission will pursue rulemaking or legislation on these matters and, if so, the extent to which any rule or legislation might impact our businesses, including the process by which we provide proxy research and voting services to clients, the manner in which ISS operates as a proxy advisory firm, the business model that provides for both voting services to investor clients and governance advice to corporate clients, or otherwise. However, as with any regulatory change or the introduction of new legislation, we may have to change business practices and operational procedures and incur costs in response to possible modifications to the proxy system that could result from any rulemaking or legislation that stems from the SEC’s concept release, the adoption of the Code of Conduct encouraged by ESMA or action by the European Commission.

•

Potential and Proposed Regulation Affecting Benchmarks. On October 20, 2011, the European Commission issued proposals for MiFID/MiFIR 2 (COM (2011) 0652 and COM (2011) 0656), which among other things would mandate that where the value of a financial instrument is calculated by reference to a benchmark, a person with proprietary rights to the benchmark would be required to ensure that clearing entities and trading venues would be entitled to licenses to the benchmark as well as to relevant price and data feeds and information regarding the composition, methodology and pricing of the benchmark. Access to such information would have to be granted by the benchmark owner within three months of the request on a reasonable commercial basis, which in any event would be at a price no higher than the lowest price at which access to the benchmark is granted to another clearing entity, trading venue or related person for clearing and trading purposes. At this point, we do not know whether the European Commission will adopt this or a similar proposal, or if it does so, when such a regulation would affect our index licensing business.

On December 18, 2012, ESMA published guidelines on ETFs and other Undertakings for Collective Investment in Transferable Securities (“UCITS”) issues (ESMA/2012/832EN). These guidelines limit the types of indices that can be used as the basis of UCITS funds and would require, among other things, index constituents, together with their respective weightings, to be made easily accessible free of charge, such as via the internet, to investors and prospective investors on a delayed basis. The guidelines became effective as of February 17, 2013 with respect to newly launched UCITS funds. They become effective for all UCITS funds by February 17, 2014. We have made available a client communication with respect to our policies as they relate to the guidelines. Although the full effects of the guidelines will be largely unknown until we have more clarification from ESMA and/or individual regulators, complying with any related requirements could have a negative impact on our business and results of operations, including a negative impact on our licensing of index data and/or our indices as the basis of ETFs and UCITS. See—“Legal protections for our intellectual property rights and other rights may not be sufficient or available to protect our competitive advantages. Third parties may infringe on our intellectual property rights, and third-party litigation may adversely affect our ability to protect our intellectual property rights” above. Additionally, other jurisdictions outside of Europe could adopt similar concepts or regulations.

On September 5, 2012, the European Commission published a consultation paper on the potential regulation of indices, including regulation regarding how benchmarks are calculated, the governance and transparency of benchmarks, the use of benchmarks, the public provision of benchmarks, and transition issues. On February 8, 2013, the European Commission published the summary of results of the consultation paper. Although the effects of any such legislation will be largely unknown unless and until the European Commission adopts any such legislation in response to this consultation paper, complying with such legislation could have a material adverse effect on our index business.

On January 11, 2013, ESMA issued a Consultation Paper on Principles for Benchmarks-Setting Processes in the EU (ESMA/2013/12) and on January 14, 2013 the International Organization of Securities Commissions issued a Financial Benchmarks Consultation Report. MSCI has responded to both consultations and will await the results of those consultations. The effects of these consultations are unknown, but complying with any principles or guidelines resulting from these consultations that lead to a material change in on our business practices or diminish intellectual property rights could have a material adverse effect on our index business.

We may become subject to liability based on the use of our products by our clients.

Our Performance and Risk products support the investment processes of our clients, which, in the aggregate, manage trillions of dollars of assets. Our Governance products and services support the proxy voting processes of clients. Our client agreements have provisions designed to limit our exposure to potential liability claims brought by our clients or third parties based on the use of our products or the failure to provide the services provided in client contracts. However, these provisions have certain exceptions and could result in the provision of credits, contractual penalties, or be invalidated by unfavorable judicial decisions or by federal, state, foreign or local laws. Use of our products as part of the investment process creates the risk that clients, or the parties whose assets are managed by our clients, may pursue claims against us for very significant dollar amounts. Any such claim, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources and could have a negative impact on our reputation. In addition, such claims and lawsuits could have a material adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2012, we had $858.0 million of indebtedness under the Amended and Restated Credit Facility, as amended, ($44.0 million in current maturities and $814.0 million in long term debt), $183.3 million of cash and cash equivalents and $70.9 million in short-term investments.

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

Furthermore, we cannot assure you that we will maintain financing activities and cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, ability to obtain financing and ability to compete in our industry could be materially adversely affected.

Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.

Adverse conditions in the domestic and global financial markets may increase our costs of financing and adversely affect our ability to refinance debt maturities, raise capital or fund other types of obligations. Any downgrades to our credit rating may likewise increase the cost and reduce the availability of financing.

Further, our indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate for deposits of U.S. dollars (“LIBOR”). LIBOR tends to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the London interbank market. We are not required to enter into interest rate swaps to hedge our debt under the Amended and Restated Credit Facility and we have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

If we do enter into interest rate swap agreements, developing an effective strategy for movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. In addition, the counterparty to a derivate instrument could default on its obligation thereby exposing us to credit risk. Further, we may have to repay certain costs, such as transaction fees or brokerage costs, if a derivate instrument is terminated by us. Finally, our interest rate risk management activities could expose us to substantial losses if interest rates move materially differently from our expectations. As a result, our interest rate hedging activities may not effectively manage our interest rate sensitivity or have the desired beneficial impact on our financial condition or results of operations.

We are dependent on key personnel in our professional staff for their expertise. If we fail to attract and retain the necessary qualified personnel, our business, financial condition or results of operations could be materially adversely affected.

The development, maintenance and support of our products is dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees. Accordingly, the success of our business depends to a significant extent upon the continued service of our executive officers and other key management, research, sales and marketing, operations, information technology and other technical personnel. Although we do not believe that we are overly dependent upon any individual employee, the loss of a group of our key professional employees could have a material adverse effect on our business, financial condition or results of operations. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, research, sales and marketing, information technology, software engineering and other technical personnel. Competition for such personnel worldwide is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. Additionally, in connection with our IPO, we issued founders grants to some of our employees, the final tranche of which vested in November 2011 and are therefore no longer effective as a retention tool. If the equity incentive compensation plans that we currently have in place do not adequately compensate our key employees or are not competitive, we may lose key personnel. If we fail to attract and retain the necessary qualified personnel our products may suffer, which could have a material adverse effect on our business, financial condition or results of operations.

Our business relies heavily on electronic delivery systems and the Internet, and any failures or disruptions may materially adversely affect our ability to serve our clients.

We depend heavily on the capacity, reliability and security of our electronic delivery systems and its components, including our data centers, and the Internet. Heavy use of our electronic delivery systems and other factors such as loss of service from third parties, operational failures, sabotage, break-ins and similar disruptions from unauthorized tampering or hacking, human error, natural disasters, power loss or computer viruses could cause our systems to operate slowly or interrupt their availability for periods of time. We have experienced and may experience again in the future denial-of-service attacks. While we have been able to defend our systems against such attacks in the past, there is no assurance that we will be able to do so successfully in the future. Our ability to effectively use the Internet may also be impaired due to infrastructure failures, service outages at third-party Internet providers or increased government regulation. If disruptions, failures or slowdowns of our electronic delivery systems or the Internet occur, our reputation and our ability to distribute our products effectively and to serve our clients, including those clients for whom we provide managed services, may be materially and adversely affected. For example, during fiscal 2012 we migrated certain of our applications and infrastructure to new data centers. As a result of this migration, we experienced some unanticipated interruption and delay with respect to the performance and delivery of certain of our products. While such issues have not resulted in a material adverse effect on our business or results of operations, there is no assurance that they or future migrations will not have such effect in the future. As a result of such issues, we could be required to provide service credits, and experience cancellations and reduced demand for our products and services, resulting in decreased revenues. We may also experience increased cancellations and operating expenses to defend against and protect ourselves from such disruptions and attacks, which may have a material adverse effect on our financial condition or results of operations.

Any perceived conflicts of interest resulting from providing products and services to institutional investors in addition to proxy voting recommendations, or providing products and services to corporations which are the subject of our proxy recommendations or other products and services could harm our reputation and business.

Institutional clients of our Governance business rely on ISS and certain of its affiliates to provide them with informed proxy vote recommendations, benchmark proxy voting guidelines and unbiased analyses of companies’ environmental, social and governance attributes. The institutional clients of both our Performance and Risk and Governance businesses, particularly hedge funds and more active institutional investors, may have material economic and other interests in the corporations on which the Governance business provides proxy analyses and ratings or which are the subject of our financial research and analysis products and services. In some cases these institutional clients pay us a significant amount of money for our Performance and Risk products and services and, accordingly, there may be a perception that we might advocate a particular position or provide research that supports a particular conclusion with respect to a corporation in order to satisfy the unique economic or other interests of a particular institutional client. As a result, institutional clients, competitors and other market participants could raise questions about our ability to provide unbiased services, which could harm our reputation.

Through our ISS Corporate Services subsidiary, we provide products and services to corporate clients who use these services to learn about and improve their corporate governance practices. Accordingly, there is potential for a perceived conflict of interest between the services we provide to institutional clients and the services, including our Compensation Advisory Services, provided to clients of the ISS Corporate Services subsidiary. For example, when we provide corporate governance services to a corporate client and at the same time provide proxy vote recommendations to institutional clients regarding that corporation’s proxy items, there may be a perception that the Governance business team providing research to our institutional clients may treat that corporation more favorably due to its use of services provided by ISS Corporate Services. We have implemented an information barrier and other procedures designed to prevent any potential conflict of interest from impacting the ability of our research team to provide unbiased analyses.

The conflict management safeguards that we have implemented may not be adequate to manage these perceived conflicts of interest, and clients or competitors may question the integrity of our services. In the event that we fail to adequately manage perceived conflicts of interest, we could incur reputational damage, which could have a material adverse effect on our business, financial condition or results of operations.

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

We are subject to unanticipated costs in connection with political, economic, legal, operational, franchise and other risks as a result of our international operations, which could adversely impact our businesses in many ways.

As we continue to expand our international operations, we increase our exposure to political, economic, legal, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability. We have established and intend to further grow our presence in Mexico, the Middle East, Asia, Africa, Eastern Europe and South America. Since 2007, we have opened offices in Budapest, Dubai, Monterrey, Seoul and Shanghai. A significant number of our employees are located in offices outside of the United States and a number of those employees are located in emerging market centers. The cost of establishing and maintaining these offices, including costs related to information technology infrastructure, as well as the costs of attracting, training and retaining employees in these locations may be higher, or may increase at a faster rate, than we anticipate which could have a material adverse effect on our business, financial condition or results of operations.

Additionally, the laws and regulations in many countries applicable to our business are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to maintain consistent internal policies and procedures across our offices and remain in compliance with local laws in a particular market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally.

In order to penetrate markets outside of the United States, we must provide a suite of products and services that fit the needs of the local market. For example, the continued success of IPD’s products is dependent on understanding local real estate markets and maintaining relationships with local real estate industry bodies in the jurisdictions in which IPD operates. Demand for our products and services is still nascent in many parts of the world. Many countries have not fully developed laws and regulations regarding risk management and corporate governance and, in many cases, institutions in these countries have not developed widely accepted best practices regarding the same. If we do not appropriately tailor our products and services to fit the needs of the local market, we may be unable to effectively grow sales of our products and services outside of the United States. There can be no assurances that demand for our products and services will develop in these countries.

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

Although we believe that our tax provisions are reasonable, we cannot assure you that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. To the extent we are required to pay amounts in excess of our reserves, such differences could have a material adverse effect on our statement of income for a particular future period. In addition, an unfavorable tax settlement could require use of our cash and result in an increase in our effective tax rate in the period in which such resolution occurs.

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

We have goodwill and intangible assets of $2,424.5 million recorded on our balance sheet as of December 31, 2012. We evaluate the recoverability of recorded goodwill amounts and intangible assets annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring management’s judgment. Changes in fair market valuations and our operating performance or business conditions, in general, could result in future impairments of goodwill which could be material to our results of operations. In addition, if we are not successful in achieving anticipated operating efficiencies associated with acquisitions, our goodwill and intangible assets may become impaired. See Note 9, “Goodwill and Intangible Assets,” of the Notes to the Consolidated Financial Statements, included herein.

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

Pursuant to certain agreements we entered into with Morgan Stanley relating to the provision of services and other matters, we agreed to indemnify Morgan Stanley for, among other matters, certain past, present and future liabilities related to our business. Such liabilities include certain unknown liabilities, which could be significant.

Risks Related to Ownership of Our Common Stock

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. The price of our stock could decline if one or more securities analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

The market price of our common stock may be volatile, which could result in substantial losses.

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

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our products to achieve or maintain market acceptance;

•	failure to produce or distribute our products;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us, including any perception of misuse of sensitive information;

•	changes in general economic, industry and market conditions in one or more significant regions around the world; and

•	changes in regulatory developments in the U.S., foreign countries or both and changes in other dynamics.

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

Future sales of our common stock, or the perception that such sales may occur, could depress our common stock price.

Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could depress the market price of our common stock. This would include sales of our common stock underlying restricted shares of common stock and options to purchase shares of common stock granted in connection with our IPO and pursuant to our equity incentive compensation plan.

As of December 31, 2012, 120,114,586 shares of our common stock were outstanding and freely tradable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.

In November 2007, we filed a registration statement registering under the Securities Act the 12,500,000 shares of common stock reserved for issuance in respect of incentive awards to our officers and certain of our employees pursuant to the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan and the 500,000 shares of common stock reserved for issuance in respect of equity awards made to our directors who are not employees of the Company or Morgan Stanley pursuant to the MSCI Independent Directors’ Equity Compensation Plan. As of December 31, 2012, we had issued 4,869,843 and 110,018 shares of common stock under the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan and MSCI Independent Directors’ Equity Compensation Plan, respectively. In connection with the acquisition of RiskMetrics, we filed a registration statement registering under the Securities Act the 4,257,779 shares of MSCI common stock reserved for issuance in respect of incentive awards to officers and certain employees of RiskMetrics pursuant to the RiskMetrics Group, Inc. 2000 Stock Option Plan, RiskMetrics Group, Inc. 2004 Stock Option Plan, Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan and RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (collectively, the “RMG Plans”). As of December 31, 2012, we had issued 2,620,951 shares of common stock under the RMG Plans. In June 2010, we also filed a registration statement assuming 3,060,090 shares available under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan. As of December 31, 2012, we had issued 1,341,704 shares of common stock under this Plan, which terminated on June 30, 2012.

Also in the future, we may issue additional shares of our common stock in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of the outstanding common stock.

Provisions in our Third Amended and Restated Certificate of Incorporation and Amended and Restated By-laws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our Third Amended and Restated Certificate of Incorporation and Amended and Restated By-laws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our shareholders to replace or remove our management. These provisions include:

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

Generally, the amendment of our Third Amended and Restated Certificate of Incorporation requires approval by our Board of Directors and a majority vote of shareholders. Any amendment to our By-laws requires the approval of either a majority of our Board of Directors or holders of at least 80% of the votes entitled to be cast by the outstanding capital stock in the election of our Board of Directors.

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

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that a premium would be paid for your common stock in an acquisition.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not currently intend to pay any cash dividends on our common stock. We currently intend to invest our future earnings, if any, to fund our growth, including growth through acquisitions, to repay our debt and to repurchase shares pursuant to our Board authorized share repurchase program. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, business conditions, corporate law requirements and other factors.

Item 1B. Unresolved Staff Comments

Nothing required to be disclosed.

Item 2.	Properties

Our corporate headquarters is located in New York, New York. This is also our largest sales office and one of our main research centers. As of December 31, 2012, our principal offices consisted of the following leased properties:

Location	Square Feet	Number of Offices	Expiration Date
New York, New York	125,811	1	February 28, 2033
Chicago, Illinois	62,840	2	March 31, 2017 and January 31, 2021
Rockville, Maryland	51,090	1	December 31, 2023
Mumbai, India	46,795	1	December 7, 2017
London, England	42,091	2	December 24, 2013 and February 28, 2022
Berkeley, California	34,178	1	February 29, 2020
Manila, Philippines	29,960	1	March 31, 2014
Monterrey, Mexico	28,933	1	March 31, 2020 and December 31, 2020
Budapest, Hungary	25,467	1	February 28, 2014
Norman, Oklahoma	23,664	1	May 31, 2014
Boston, Massachusetts	13,506	1	November 30, 2021
Geneva, Switzerland	11,883	1	March 31, 2019

As of December 31, 2012, we also leased and occupied sales and client support offices in the following locations: Hong Kong, China; Beijing, China; Paris, France; San Francisco, California; Tokyo, Japan; Ann Arbor, Michigan; Toronto, Canada; Shanghai, China; Almere, Netherlands; Wiesbaden, Germany; Sydney, Australia; Johannesburg, South Africa; Frankfurt, Germany; Singapore; Milan, Italy; Stockholm, Sweden; Sao Paulo, Brazil; Cape Town (Newlands), South Africa; Seoul, South Korea; Dubai, United Arab Emirates; and Brussels, Belgium.

The majority of our properties are used in support of both our Performance and Risk and our Governance operating segments. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

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

Stock Price and Dividends

Our common stock has traded on the New York Stock Exchange since November 15, 2007 and trades under the symbol “MSCI.” Prior to that time, there was no public market for our common stock. As of February 22, 2012, there were approximately 175 shareholders of record of our common stock. The following table sets forth the high and low closing sales prices per share of our common stock from January 1, 2011 through December 31, 2012.

Years Ended ,	High	Low

December 31, 2012
First Quarter	$37.81	$31.89
Second Quarter	37.74	31.60
Third Quarter	36.73	32.23
Fourth Quarter	35.82	25.59

December 31, 2011
First Quarter	$39.72	$33.91
Second Quarter	38.22	33.86
Third Quarter	38.89	29.19
Fourth Quarter	34.97	27.94

On February 22, 2013, the closing price of our common stock on the New York Stock Exchange was $33.15.

Dividend Policy

We currently do not intend to pay any dividends as we intend to retain all available funds for use in the operation and expansion of our business, including growth through acquisitions, the repayment of our debt and the repurchases of our common stock. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, business conditions, corporate law requirements and other factors. In addition, our Amended and Restated Credit Facility contains restrictions on the payment of dividends. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The Transfer Agent and Registrar for our common stock is Computershare.

Equity Compensation Plans

On November 2, 2007 and November 5, 2007, our shareholders and Board of Directors approved, respectively, the implementation of the MSCI Independent Directors’ Equity Compensation Plan (as amended and restated on January 12, 2011, the “IDECP”). Under the IDECP, the directors that are not employees of the Company receive annual Board retainer fees and fees for serving on the Company’s committees, if applicable, and pursuant to the terms of the IDECP, a director may make an election to receive all or any portion of such director’s retainer and committee fees in shares of our common stock. Directors who are not employees of the Company are entitled to receive an annual grant of $90,000 each in stock units and the lead director is entitled to an additional $25,000 in stock units, which are subject to a vesting schedule. The total number of shares authorized to be awarded under the plan is 500,000.

On November 2, 2007 and November 5, 2007, our shareholders and Board of Directors approved, respectively, the implementation of the MSCI 2007 Equity Incentive Compensation Plan. On April 8, 2008, our shareholders approved the

MSCI Amended and Restated 2007 Equity Incentive Compensation Plan (as further amended, the “MSCI EICP”). The MSCI EICP permits the Compensation Committee to make grants of a variety of equity based awards (such as stock, restricted stock, stock units and options) totaling up to 12.5 million shares to eligible recipients, including employees and consultants. No awards under this plan are permitted after November 2, 2017.

In connection with the acquisition of RiskMetrics, we filed a registration statement registering under the Securities Act the 4,257,779 shares of MSCI common stock reserved for issuance in respect of incentive awards to officers and certain employees of RiskMetrics pursuant to the RiskMetrics Group, Inc. 2000 Stock Option Plan, RiskMetrics Group, Inc. 2004 Stock Option Plan, Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan and RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (collectively, the “RMG Plans”). In June 2010, we also filed a registration statement assuming 3,060,090 shares available under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan which terminated on June 30, 2012.

The following table sets forth certain information with respect to our equity compensation plans at December 31, 2012:

	Number of Securities to be Issued Upon Vesting of Restricted Stock Units and Exercise of Outstanding Options a	Weighted Average Unit Award Value of Restricted Stock Units and Weighted-Average Exercise Price of Outstanding Options b	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) c
Equity Compensation Plans Approved by Security Holders
MSCI Independent Directors’ Equity Compensation Plan (1)	18,603	$35.20	371,379
MSCI Amended and Restated 2007 Equity Incentive Compensation Plan	2,552,745	$26.78	6,702,396
RiskMetrics Group, Inc. 2000 Stock Option Plan	72,271	$3.26	—
RiskMetrics Group, Inc. 2004 Stock Option Plan	448,329	$13.95	—
Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan	3,270	$3.21	—
RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan	964,824	$23.47	—

Total	4,060,042	$24.18	7,073,775

(1)	The MSCI Independent Directors’ Equity Compensation Plan does not authorize the issuance of options to purchase MSCI common stock.

Stock Repurchases

On December 13, 2012, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock beginning immediately and continuing through the year ended December 31, 2014 (the “2012 Repurchase Program”).

As part of this authorization, the Company entered into an accelerated share repurchase (“ASR”) agreement on December 13, 2012 to initiate share repurchases aggregating $100.0 million. The ASR agreement was structured as a capped ASR agreement in which the Company paid $100.0 million and received approximately 2.2 million shares representing the minimum number of shares of common stock to be repurchased based on a calculation using a specific capped price per share. This price is capped such that only under limited circumstances will the Company be required to deliver shares or, at its election, pay cash at settlement. Additionally, depending on the average share price through the July 2013 completion date, the Company may receive additional shares under the ASR agreement.

The authorized repurchase program, except for the ASR agreement, may be modified, suspended, terminated, or extended by the Company in its discretion at any time without prior notice.

The following table provides information with respect to purchases made by or on behalf of the Company of its common stock during the quarter ended December 31, 2012. There were no other share repurchases during the quarter outside the repurchases noted below.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2012-October 31, 2012)	2,049	$28.87	N/A	N/A
Month #2 (November 1, 2012-November 30, 2012)	8,242	$26.86	N/A	N/A
Month #3 (December 1, 2012-December 31, 2012)	2,317,339	N/A	2,226,028	$200,000,000

Total	2,327,630	N/A	2,226,028	$200,000,000

(1)

Includes (i) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units, (ii) shares repurchased from employees in certain foreign jurisdictions in connection with the vesting of those restricted stock units and (iii) shares repurchased pursuant to the 2012 Share Repurchase Program. The value of the shares purchased was determined using the fair market value of the Company’s common shares on the date of purchase.

(2)	Average price paid per share information not available for the ASR transaction.

Recent Sales of Unregistered Securities.

None.

Use of Proceeds from Sale of Registered Securities

None.

FIVE-YEAR STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholders’ return on our common stock, the Standard & Poor’s 500 Stock Index and the NYSE Composite Index since November 30, 2007 assuming an investment of $100 at the closing price on November 30, 2007. In calculating total annual shareholders’ return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the common stock. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Total Investment Value

	For the Years Ended
	December 31, 2012	December 31, 2011	November 30, 2010	November 30, 2009	November 30, 2008
MSCI Inc.	$112	$119	$123	$110	$56
S&P 500	$96	$85	$80	$74	$61
NYSE Composite Index	$86	$76	$75	$72	$57

Item 6.	Selected Consolidated Financial Data

Our selected consolidated financial data for the periods presented should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

The selected Consolidated Statement of Income data for the years ended December 31, 2012 and 2011, and November 30, 2010 and for the one month ended December 31, 2010 and the selected Consolidated Financial Condition data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K. Our consolidated financial statements for the years ended December 31, 2012 and 2011, and November 30, 2010 have been audited and reported upon by an independent registered public accounting firm. The selected Consolidated Statement of Income data for the years ended November 30, 2009 and 2008 and the selected Consolidated Statement of Financial Condition data as of December 31, 2010 and November 30, 2009, and 2008 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The selected financial information presented below may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a stand-alone company during the periods presented prior to our separation from Morgan Stanley on May 22, 2009.

	As of or for the
	Years Ended					One Month Ended
	December 31, 2012 (1)	December 31, 2011	November 30, 2010 (2)	November 30, 2009	November 30, 2008	December 31, 2010
	(in thousands, except operating margin and per share data)
Operating revenues	$950,141	$900,941	$662,901	$442,948	$430,961	$72,524
Total operating expenses	603,205	578,943	456,778	291,956	295,171	45,855

Operating income	346,936	321,998	206,123	150,992	135,790	26,669
Other expense (income), net	57,527	58,585	52,632	19,271	26,147	6,113
Provision for income taxes	105,171	89,959	61,321	49,920	41,375	6,732

Net income	$184,238	$173,454	$92,170	$81,801	$68,268	$13,824

Operating margin	36.5%	35.7%	31.1%	34.1%	31.5%	36.8%

Earnings per basic common share	$1.50	$1.43	$0.82	$0.80	$0.66	$0.11

Earnings per diluted common share	$1.48	$1.41	$0.81	$0.80	$0.66	$0.11

Weighted average shares outstanding used in computing earnings per share
Basic	122,023	120,717	112,074	100,607	100,037	119,943

Diluted	123,204	122,276	113,357	100,860	100,281	121,803

Cash and cash equivalents	$183,309	$252,211	$226,575	$176,024	$268,077	$269,423

Short-term investments	$70,898	$140,490	$73,891	$295,304	$—	$72,817

Trade receivables (net of allowances)	$153,557	$180,566	$147,662	$77,180	$85,723	$137,988

Goodwill and intangible assets, net of accumulated amortization	$2,424,484	$2,353,466	$2,422,921	$561,812	$587,530	$2,417,357

Total assets	$3,019,639	$3,092,996	$3,023,166	$1,200,269	$1,015,048	$3,057,481

Deferred revenue	$308,022	$289,217	$271,300	$152,944	$144,711	$268,807

Current maturities of long-term debt	$43,093	$10,339	$54,916	$42,088	$22,086	$54,932

Long-term debt, net of current maturities	$811,623	$1,066,548	$1,207,881	$337,622	$379,709	$1,207,966

Total shareholders’ equity	$1,425,231	$1,305,432	$1,080,117	$507,056	$286,382	$1,102,170

(1)	Includes the results of IPD as of the November 30, 2012 acquisition date.
(2)	Includes the results of RiskMetrics and Measurisk as of the June 1, 2010 and July 30, 2010 acquisition dates, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Such risk and uncertainties include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” within this Annual Report on Form 10-K.

Overview

We are a leading global provider of investment decision support tools, including indices, portfolio risk and performance analytics and corporate governance products and services. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), real estate, hedge funds and private wealth; financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of December 31, 2012, we had offices in 33 cities in 22 countries to help serve our diverse client base, with 54.5% of our revenue from clients in the Americas, 32.4% in Europe, the Middle East and Africa (“EMEA”) and 13.1% in Asia and Australia based on revenues for the year ended December 31, 2012.

Our principal sales model in both of our business segments is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services for an annual fee paid up front. Additionally, our recurring subscriptions are increasingly related to our managed services offering whereby we oversee the production of risk and performance reports on behalf of our clients. Fees attributable to annual, recurring subscriptions are recorded as deferred revenues on our Consolidated Statement of Financial Condition and are recognized on our Consolidated Statement of Income as the service is rendered. Additionally, a portion of our revenues come from clients who use our indices as the basis for index-linked investment products such as ETFs or as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generate a limited amount of our revenues from certain exchanges that use our indices as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. We also receive revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services, overages relating to proxy research and voting services, fees relating to recovery of securities class action settlements and from certain products and services that are designed for one-time usage.

In evaluating our financial performance, we focus on revenue growth for the company in total and by product category as well as operating profit growth and the level of profitability as measured by our operating margin. In addition, we focus on operating metrics, including run rates and retention rates to manage the business. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our operating profits into excess cash in the future. Our revenue growth strategy includes: (a) expanding and deepening our relationships with investment institutions worldwide; (b) developing new and enhancing existing product offerings, including combining existing product features or data derived from our products to create new products; and (c) actively seeking to acquire products, technologies and companies that will enhance, complement or expand our client base and our product offerings.

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

Our Performance and Risk business is a leading global provider of investment decision support tools, including equity indices, real estate indices and benchmarks, portfolio risk and performance analytics, credit analytics and environmental, social and governance (“ESG”) products. Our Performance and Risk products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management and analysis, regulatory and client reporting, index-linked investment product creation, asset allocation, assessment of social responsibility, environmental stewardship and the effects of climate change on investments, investment manager selection and investment research. The flagship products within our Performance and Risk business are our Global Equity Indices and ESG products marketed under the MSCI and MSCI ESG brands, our market and credit risk analytics marketed under the RiskMetrics and Barra brands, our portfolio risk and performance analytics marketed under the Barra brand, our valuation models and risk management software for the energy and commodities markets marketed under the FEA brand and our real estate indices and analytics marketed under the IPD brand.

Our Governance business is a leading provider of corporate governance products and services and specialized financial research and analysis services to institutional investors and corporations around the world. Among other things, the Governance business facilitates the voting of proxies by institutional investors and provides in-depth research and analysis to help inform voting decisions and identify issuer-specific risk. The Governance business offers both global equity security coverage and fully integrated products and services, including proxy voting, policy creation, research, vote recommendations, vote execution, post-vote disclosure and reporting and analytical tools. It also provides class action monitoring and claims filing services to aid institutional investors in the recovery of funds from securities class action settlements. Within a firewall designed to separate it from the rest of the Governance business, ISS Corporate Services also provides products and services to corporate clients who may use those products and services to learn about and improve their governance and executive compensation practices. The flagship products within our Governance business are our governance research, our outsourced proxy voting and reporting services and our executive compensation analytics tools marketed under the ISS brand and our forensic accounting risk research, legal/regulatory risk assessment and due diligence products marketed under the CFRA brand.

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

Revenues from our index-linked investment product licenses, such as ETFs, increase or decrease as a result of changes in value of the assets in the investment products. These changes in the value of the assets in the investment products can result from equity market price changes, investment inflows and outflows and changes in foreign currency exchange rates. In most cases, fees for these licenses are paid quarterly in arrears and are calculated by multiplying a negotiated basis point fee (which in some cases may be based on a product providers total expense ratio) times the average daily assets in the investment product for the most recent period.

Risk Management Analytics Products

This category includes revenues from annual, recurring subscriptions to our risk management analytics products including our two major products, RiskManager and BarraOne. We have increasing recurring subscriptions to our managed services offering in which our staff oversee the production of risk and performance reports on behalf of our clients. Other products in this category include HedgePlatform, InterSight, DataMetrics, Wealthbench and Credit Manager. The products offer a consistent risk assessment framework for managing and monitoring investments in a variety of asset classes across an organization. We are able to grow our revenues by licensing additional users and locations as well as selling additional products and services.

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

Portfolio Management Analytics

This category includes revenues from annual, recurring subscriptions to Barra Aegis and our proprietary risk data in Barra Aegis and Barra Portfolio Manager; Equity Models Direct products; and our proprietary equity risk data incorporated in third-party software application offerings (e.g., Barra on Vendors). This category also includes revenues from annual, recurring subscriptions to our fixed income portfolio analytics products.

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

Barra Portfolio Manager is an integrated risk and performance platform that is designed to help fund managers and their teams gain additional portfolio insight, manage a more systematic investment process and make faster, more informed investment decisions. The hosted interactive user interface allows users to analyze risk and return, conduct pre-trade what-if analyses for a number of scenarios and construct portfolios using the Barra Optimizer. The platform supports optional data management services that allow users to outsource the loading and reconciliation of their portfolio and other proprietary data.

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

Governance

Our governance products consist of corporate governance products and services, including proxy research, recommendation and voting services for asset owners and asset managers as well as governance advisory and compensation services for corporations. It also includes forensic accounting research as well as class action monitoring and claims filing services to aid institutional investors in the recovery of funds from securities class action settlements. The products were all acquired as part of the RiskMetrics acquisition. The substantial majority of the revenues are annual, subscription based revenues. The largest portion of our non-recurring revenues is included in this category as a result of advisory and consulting services and overages relating to the proxy research and voting services.

The Performance and Risk business is comprised of index and ESG, risk management analytics, portfolio management analytics and energy and commodity analytics products. The Governance business is comprised of the governance products.

See “Item 1. Business, —Business Segments, Products and Services,” for additional details of the products and services that we offer.

Operating Metrics

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of our total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as our “Run Rate.” The Run Rate at a particular point in time represents the forward-looking revenues for the next 12 months from all subscriptions and investment product licenses we currently provide to our clients under renewable contracts assuming all contracts that come up for renewal are renewed and assuming then-current exchange rates. For any license where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects an annualization of the most recent periodic fee earned under such license. The Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal during the period and determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date.

Because the Run Rate represents potential future revenues, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and non-recurring sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•

fluctuations in asset-based fees, which may result from changes in certain investment products’ total expense ratios, market movements or from investment inflows into and outflows from investment products linked to our indices;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indices;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;

•	price changes;

•	revenue recognition differences under U.S. GAAP;

•	fluctuations in foreign exchange rates; and

•	the impact of acquisitions and dispositions.

The following table sets forth our Run Rates and the percentage growth over the periods indicated:

				Comparison of
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2012 to 2011	December 31, 2011 to 2010
	(in thousands)
Run Rates
Index and ESG products:
Subscriptions (1)	$338,006	$269,780	$236,157	25.3%	14.2%
Asset-based fees (2)	127,072	119,706	117,866	6.2%	1.6%

Index and ESG products totals	465,078	389,486	354,023	19.4%	10.0%
Risk management analytics (3)	262,108	250,967	233,504	4.4%	7.5%
Portfolio management analytics (3)	109,836	118,354	115,158	(7.2%)	2.8%
Energy and commodity analytics	13,128	14,928	15,288	(12.1%)	(2.4%)
Governance	117,261	108,251	105,036	8.3%	3.1%

Total Run Rate	$967,411	$881,986	$823,009	9.7%	7.2%

Subscription total	$840,339	$762,280	$705,143	10.2%	8.1%
Asset-based fees total	127,072	119,706	117,866	6.2%	1.6%

Total Run Rate	$967,411	$881,986	$823,009	9.7%	7.2%

(1)

Included in the above table is approximately $39.5 million of Run Rate as of December 31, 2012 that was associated with the IPD Group Limited acquisition. The run rate for IPD Group Limited was approximated using the trailing twelve months of revenue primarily adjusted for estimates for non-recurring sales, new sales, and cancellations.

(2)

On October 2, 2012, The Vanguard Group, Inc. (“Vanguard”) announced its decision to change the target benchmarks of 22 of its ETFs from MSCI’s equity indices. As a result of this announcement, we excluded the $138.5 billion of assets in the 22 Vanguard ETFs linked to MSCI equity indices as of December 31, 2012 for purposes of calculating the index and ESG asset-based fee run rate, which resulted in a decrease of $24.8 million. The average value of assets in the 22 Vanguard ETFs linked to MSCI equity indices was $122.1 billion for the year ended December 31, 2012 compared to the total average value of assets in ETFs linked to MSCI equity indices of $349.1 billion.

(3)

Run rate related to risk management analytics was positively impacted and run rate related to portfolio management analytics products was negatively impacted by $3.0 million of product swaps between the two products.

Changes in Run Rate between periods may be attributable to, among other things, increases from new subscriptions, decreases from cancellations, increases or decreases, as the case may be, from the change in the value of assets of investment products linked to MSCI indices, the change in trading volumes of futures and options contracts linked to MSCI indices, price changes, fluctuations in foreign exchange rates and the impact of acquisitions and dispositions.

Net New Recurring Subscription Sales

The following table sets forth our net new recurring subscription sales (as if we had completed the RiskMetrics acquisition as of January 1, 2010):

	For the Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)

New recurring subscription sales	$118,865	$132,015	$129,792
Subscription cancellations	(78,586)	(71,976)	(87,428)

Net new recurring subscription sales	$40,279	$60,039	$42,364

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

The following table sets forth our Aggregate Retention Rates by product category for the periods indicated for the years ended December 31, 2012, 2011 and 2010 as if we had completed the RiskMetrics acquisition as of January 1, 2010:

	Index and ESG	Risk Management Analytics	Portfolio Management Analytics	Energy and Commodity Analytics	Governance	Total
2012
Qtr Ended March 31,	94.5%	93.9%	91.9%	90.2%	88.7%	93.0%
Qtr Ended June 30,	94.9%	90.0%	84.2%	85.5%	92.1%	91.0%
Qtr Ended September 30,	94.0%	88.5%	84.9%	76.6%	91.1%	90.0%
Qtr Ended December 31,	90.4%	84.4%	78.0%	60.4%	83.6%	84.9%
Year Ended December 31,	93.4%	89.0%	84.7%	78.1%	88.9%	89.7%

2011
Qtr Ended March 31,	95.0%	94.2%	88.6%	76.9%	85.0%	91.8%
Qtr Ended June 30,	92.8%	92.2%	91.4%	88.8%	90.4%	91.9%
Qtr Ended September 30,	95.2%	92.1%	86.6%	89.3%	86.2%	91.3%
Qtr Ended December 31,	89.3%	80.8%	87.2%	75.0%	80.6%	84.5%
Year Ended December 31,	93.1%	89.5%	88.4%	82.5%	85.6%	89.8%

2010
Qtr Ended March 31,	94.4%	83.4%	88.9%	80.7%	84.8%	88.1%
Qtr Ended June 30,	90.2%	92.0%	84.5%	86.8%	85.6%	88.8%
Qtr Ended September 30,	92.4%	87.7%	82.2%	90.3%	87.1%	88.1%
Qtr Ended December 31,	89.8%	85.6%	63.1%	81.7%	80.1%	81.8%
Year Ended December 31,	91.7%	87.5%	79.7%	84.9%	84.4%	86.8%

The following table sets forth our Core Retention Rates by product category for the periods indicated for the years ended December 31, 2012, 2011 and 2010 as if we had completed the RiskMetrics acquisition as of January 1, 2010:

	Index and ESG	Risk Management Analytics	Portfolio Management Analytics	Energy and Commodity Analytics	Governance	Total
2012
Qtr Ended March 31,	94.6%	94.0%	92.2%	90.7%	88.7%	93.1%
Qtr Ended June 30,	95.0%	92.0%	87.0%	85.5%	92.2%	92.2%
Qtr Ended September 30,	94.0%	89.3%	86.5%	77.1%	91.2%	90.6%
Qtr Ended December 31,	90.5%	84.4%	83.6%	60.4%	83.8%	85.9%
Year Ended December 31,	93.5%	89.8%	87.3%	78.4%	89.0%	90.4%

2011
Qtr Ended March 31,	95.2%	94.2%	89.9%	76.9%	85.0%	92.1%
Qtr Ended June 30,	92.8%	92.7%	93.2%	88.8%	90.4%	92.4%
Qtr Ended September 30,	95.2%	92.1%	88.3%	91.3%	86.3%	91.6%
Qtr Ended December 31,	89.3%	81.0%	88.3%	75.0%	80.6%	84.8%
Year Ended December 31,	93.1%	90.0%	89.9%	83.0%	85.6%	90.2%

2010

Qtr Ended March 31,	95.1%	85.2%	90.9%	80.7%	84.8%	89.2%
Qtr Ended June 30,	90.7%	92.5%	86.7%	86.8%	85.6%	89.5%
Qtr Ended September 30,	92.6%	90.0%	86.0%	90.3%	87.1%	89.6%
Qtr Ended December 31,	90.1%	85.6%	64.1%	81.2%	80.1%	82.0%
Year Ended December 31,	92.1%	88.6%	81.9%	84.7%	84.4%	87.7%

The quarterly Retention Rates are calculated by annualizing the actual cancellations recorded during the quarter. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Retention Rate for the quarter.

For example, in the fourth quarter of 2012, we recorded cancellations of $28.7 million. To derive the Aggregate Retention Rate for the fourth quarter, we annualized the actual cancellations during the quarter of $28.7 million to derive $114.9 million of annualized cancellations. This $114.9 million was then divided by the $762.3 million subscription Run Rate at the beginning of the year to derive a cancellation rate of 15.1%. The 15.1% was then subtracted from 100.0% to derive an Aggregate Retention Rate of 84.9% for the fourth quarter.

For the calculation of the Core Retention Rate the same methodology was used except the amount of cancellations in the quarter was reduced by the amount of product swaps. For example, in fourth quarter 2012 we had product swaps of $1.8 million which was subtracted from the $28.7 million of actual cancels to derive core cancels of $26.9 million. This $26.9 million was annualized to derive $107.5 million of annualized cancellations which was then divided by the $762.3 million subscription Run Rate at the beginning of the year to derive a cancellation rate of 14.1%. The 14.1% was then subtracted from 100.0% to derive the Core Retention Rate of 85.9% for the fourth quarter.

For the year ended December 31, 2012, 36.6% of our cancellations occurred in the fourth fiscal quarter. Historically, Retention Rates have generally been higher during the first three quarters and lower in the fourth fiscal quarter.

Expenses

Compensation and benefits costs represent the majority of our expenses across all of our operating functions and typically have represented approximately 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting existing staff compensation and benefit increases and increased staffing levels. Employing individuals in our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit costs. As of December 31, 2012, we had 2,759 employees throughout the world, of which approximately 40.6% were located in emerging market centers.

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

Restructuring

During the year ended November 30, 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics Group, Inc. (“RiskMetrics”). The plan was substantially completed by December 31, 2011. Restructuring included expenses associated with the elimination of overlapping positions and duplicative occupancy costs, the termination of overlapping vendor contracts and the discontinuance of the planned integration of a product into RiskMetrics’ standard product offering suite.

Amortization of Intangible Assets

Amortization of intangibles expense relates to the definite-lived intangible assets arising from the acquisition of Barra, Inc. (“Barra”) in June 2004, RiskMetrics in June 2010, Measurisk, LLC (“Measurisk”) in July 2010 and IPD Group Limited (“IPD”) in November 2012. Our intangible assets consist of customer relationships, trademarks and trade names, technology and software, proprietary processes and data and non-competition agreements. We amortize definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. We have no indefinite-lived intangibles. The intangible assets have remaining useful lives ranging from one to 21 years.

Depreciation and amortization of property, equipment and leasehold improvements

This category consists of expenses related to depreciating the cost of furniture and fixtures, computer and related equipment and leasehold improvements over the estimated useful life of the assets.

Other Expense (Income), net

This category consists primarily of interest we pay on our credit facilities, interest we collect on cash and short-term investments, foreign currency gains and losses as well as other non-operating income and expense items.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe the estimates and judgments upon which we rely are reasonable based upon information available to us at the time these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, share-based compensation, research and development, income taxes, deferred revenue, goodwill, intangible assets, short-term investments, hedging instruments, fair value of financial assets and liabilities, allowance for doubtful accounts and accrued compensation. If different assumptions or conditions were to be utilized, the results could be materially different from our reported results.

Revenue Recognition

In general, we apply SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” in determining revenue recognition. Accordingly, we recognize revenue when all the following criteria are met:

•	We have persuasive evidence of a legally binding arrangement,

•	Delivery has occurred,

•	Client fee is deemed fixed or determinable, and

•	Collection is probable.

When a sales arrangement requires the delivery of more than one product and service, revenue is recognized pursuant to the requirements of ASC Subtopic 605-25, “Revenue Arrangements with Multiple Deliverables.” Under the provisions of ASC Subtopic 605-25, elements within a multi-deliverable arrangement should be considered separate units of accounting if all of the following criteria are met:

•

The delivered items have value to the client on a standalone basis. The items have value on a standalone basis if they can be sold separately by any vendor or the client could resell the delivered items on a standalone basis; and

•

If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

We provide services to our clients under various software and non-software related arrangements. We have signed contracts with substantially all clients that set forth the fees to be paid for our products and services. Further, we regularly assess the receivable balances for each client for collectability. Our application service license arrangements generally do not include acceptance provisions, which generally allow a client to test the solution for a defined period of time before committing to the license. If a license agreement includes an acceptance provision, we do not recognize subscription revenues until the earlier of the receipt of a written client acceptance or, if not notified by the client that it is cancelling the license agreement, the expiration of the acceptance period.

Our subscription agreements for non-software-related application services include provisions that, among other things, allow clients, for no additional fee, to receive updates and modifications that may be made from time to time when and if available, for the term of the agreement, which is typically one year. These arrangements do not provide the client with the right to take possession of the application at any time. For sales arrangements with multiple deliverables, which may include application service subscription and professional services associated with implementation and other services, we evaluate each deliverable in these multiple-element arrangements to determine whether it represents a separate unit of accounting and allocate revenue accordingly.

In most cases, we recognize revenues from subscription arrangements ratably over the term of the license agreement pursuant to contract terms. The contracts state the terms under which these fees are to be calculated. The fees are recognized as we supply the product and service to the client over the license period and are generally billed in advance prior to the license start date. For products and services whose fees are based on estimated assets under management linked to our indices, or contract values related to futures and options, we recognize revenues based on estimates from independent third-party sources or the most recently reported information from the client.

Our software-related arrangements do not require significant modification or customization of any underlying software applications being licensed. Accordingly, we recognize software revenues pursuant to the requirements of ASC Subtopic 985-605, “Software-Revenue Recognition.” Our subscription agreements for software products include provisions that, among other things, would allow clients to receive unspecified, when and if available, future software upgrades for no additional fee as well as the right to use the software products with maintenance and technical support for the term of the agreement, which is typically one year. Software agreements may include other consulting and professional services. In accordance with ASC Subtopic 985-605, we do not have vendor specific objective evidence for these elements and therefore recognize software related revenue ratably over the term of the license agreement.

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

The fair value of MSCI restricted stock units (“RSUs”) is measured as the closing price on the date prior to grant. Restricted stock units subject to performance conditions (“PSUs”) are based on performance measures that impact the amount of shares that each recipient will receive upon vesting. PSUs are granted at fair market value, which is measured as the closing price on the date prior to grant.

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

Research and Development Costs

We account for research and development costs in accordance with several accounting pronouncements, including ASC Subtopic 730-10, “Research and Development,” and ASC Subtopic 985-730, “Software-Research and Development.” ASC Subtopic 730-10 requires that research and development costs generally be expensed as incurred. The majority of our research and development costs are incurred in developing, reviewing and enhancing the methodologies and data models offered within our product portfolio. ASC Subtopic 985-730 specifies that costs incurred in researching and developing a computer software product, as defined within ASC Subtopic 985-20, “Software-Costs of Software to be Sold, Leased or Marketed,” should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to clients. Judgment is required in determining when technological feasibility of a product is established. Costs incurred after technological feasibility is established have not been material, and accordingly, we have expensed all research and development costs when incurred. Research and development costs are included in cost of services in the Consolidated Statements of Income and were approximately $95.5 million, $90.3 million and $73.2 million for the years ended December 31, 2012 and 2011, and 2010, respectively. Research and development costs for the one month ended December 31, 2010 were $7.2 million.

Income Taxes

Prior to May 2, 2008, MSCI was a member of the Morgan Stanley consolidated group and our taxable income had been included in the consolidated U.S. federal income tax return of Morgan Stanley as well as in returns filed by Morgan Stanley with certain state and local taxing jurisdictions. Since May 3, 2008, we have been filing our U.S. consolidated federal income tax return as a taxable group separate from Morgan Stanley. Since May 23, 2009, we have been filing all of our state and local income tax returns as a taxpayer separate from Morgan Stanley. Our foreign income tax returns have been and continue to be filed on a separate company basis. Our federal, state and local and foreign income tax liability has been computed and presented as if MSCI was a separate taxpaying entity in the periods presented. Federal income taxes incurred prior to May 2, 2008 and state income taxes incurred prior to May 22, 2009 are remitted to Morgan Stanley pursuant to a tax sharing agreement between the companies.

Income tax expense is provided for using the asset and liability method, under which deferred tax assets and deferred tax liabilities are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

We regularly assess the likelihood of additional assessments in each of the taxing jurisdictions in which we are required to file income tax returns. We recorded additional tax expense related to open tax years, which we believe is adequate in relation to the potential for assessments. These amounts have been recorded in other non-current liabilities on the Consolidated Statement of Financial Condition. We believe the resolution of tax matters will not have a material effect on our consolidated financial condition. However, to the extent we are required to pay amounts in excess of our reserves, a resolution could have a material impact on our Consolidated Statement of Income for a particular future period. In addition, an unfavorable tax settlement could require use of cash and result in an increase in the effective tax rate in the period in which such resolution occurs.

Deferred Revenue

Deferred revenues represent amounts billed to customers for products and services in advance of delivery. Our clients generally pay subscription fees annually or quarterly in advance. Deferred revenue is amortized ratably over the service period as revenue recognition criteria are met. Where the service period has not begun and the client has not paid or the contract has not been renewed, deferred revenues and accounts receivable are not recognized.

Goodwill

Goodwill is recorded as part of our acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. Our goodwill primarily relates to the acquisitions of Barra,

RiskMetrics, Measurisk and IPD. Our goodwill is subject to an impairment test each year, or more often if conditions indicate impairment may have occurred, pursuant to ASC Topic 350, “Intangibles—Goodwill and Other.”

We test goodwill for impairment on an annual basis and on an interim basis when certain events and circumstances exist. The testing for impairment is performed at the reporting unit level, which is deemed to be at the level of its business segments. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of impairment. Additionally, if the book value of a reporting unit is zero or a negative value and it is determined that it is more likely than not that the goodwill is impaired, further analysis is required. As the estimated fair value of its reporting units exceeded their respective book value on the testing dates, no impairment of goodwill was recorded during the years ended December 31, 2012, December 31, 2011 and November 30, 2010 or during the one month ended December 31, 2010.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded when it is probable and estimable that a receivable will not be collected. Changes in the allowance for doubtful accounts from November 30, 2009 to December 31, 2012 were as follows:

(in thousands)	Amount
Balance as of November 30, 2009	$847
Addition to provision	931
Amounts written off, net of recoveries	(765)

Balance as of November 30, 2010	$1,013
Reduction to provision	(133)
Amounts written off, net of recoveries	(3)

Balance as of December 31, 2010	877
Addition to provision	545
Amounts written off, net of recoveries	(565)

Balance as of December 31, 2011	$857
Addition to provision	403
Amounts written off, net of recoveries	(296)

Balance as of December 31, 2012	$964

Accrued Compensation

We make significant estimates in determining our accrued non-stock based compensation and benefits expenses. A significant portion of our employee incentive compensation programs are discretionary. Each year end we determine the amount of discretionary cash bonus pools. We also review compensation and benefits expenses throughout the year to determine how overall performance compares to management’s expectations. We take these and other factors, including historical performance, into account in reviewing accrued discretionary cash compensation estimates quarterly and adjusting accrual rates as appropriate. Changes to these factors could cause a material increase or decrease in the amount of expense that we report in a particular period. Accrued non stock-based compensation and related benefits as of December 31, 2012 was $106.1 million.

Factors Affecting the Comparability of Results

Acquisition of IPD

On November 30, 2012, we acquired IPD to expand the Company’s multi-asset class offering by integrating private real estate assets into its models, as well as adding a family of real estate benchmarks to the Company’s family of equity indices. See Note 10, “Goodwill and Intangible Assets” of the Notes to the Consolidated Financial Statements for further information.

The results of IPD were included in our results of operations from its acquisition date of November 30, 2012. The IPD acquisition has not had a significant impact on our results of operations.

Acquisition of Measurisk

On July 30, 2010, we acquired Measurisk to expand our product offerings to hedge fund investors. The results of Measurisk were not included in our results of operations until its acquisition date of July 30, 2010. The Measurisk acquisition has not had a significant impact on our results of operations.

Acquisition of RiskMetrics

On June 1, 2010, we completed our acquisition of RiskMetrics in a cash-and-stock transaction valued at approximately $1,572.4 million. In connection with the acquisition, we entered into a senior secured credit agreement, which was comprised of (i) a $1,275.0 million six-year term loan facility (“2010 Term Loan”) and (ii) a $100.0 million five-year revolving credit facility. We assigned a significant value to the intangible assets of RiskMetrics as part of the acquisition, which increased the amortization expense we recognized for the year ended December 31, 2011 as compared to the year ended November 30, 2010. See Note 10, “Goodwill and Intangible Assets” of the Notes to the Consolidated Financial Statements for further information.

The results of RiskMetrics were not included in our results of operations until its acquisition date of June 1, 2010. The RiskMetrics acquisition had a significant impact on our results of operations and affected the comparability of our results for the year ended December 31, 2011 as compared to the year ended November 30, 2010.

Restructuring

We initiated restructuring activities during the third quarter of 2010 and the plan was substantially completed by December 31, 2011. See “—Restructuring” below and Note 3, “Restructuring,” of the Notes to the Consolidated Financial Statements for further information about MSCI’s restructuring-related activities and estimated costs.

Term Loan Repricing

On June 1, 2010, we entered into a senior secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. Incorporated, as collateral agent, and the other lenders party thereto, which was comprised of (i) a $1,275.0 million six-year term loan facility (the “2010 Term Loan”) and (ii) a $100.0 million five-year revolving credit facility (the “2010 Revolving Credit Facility” and together with the 2010 Term Loan, the “2010 Credit Facility”). On March 14, 2011, we completed the repricing of the 2010 Credit Facility. The repricing provided for the incurrence of a new senior secured loan (the “2011 Term Loan”) in an aggregate principal amount of $1,125.0 million. The proceeds of the 2011 Term Loan, together with $87.6 million of cash on hand, were used to repay the remaining $1,212.6 million outstanding balance of the 2010 Term Loan in full. The 2011 Term Loan would have matured in March 2017. The repricing decreased the interest rate applicable to the 2011 Term Loan from the London Interbank Offered Rate (“LIBOR”) plus 3.25% (with a leverage-based stepdown) to LIBOR plus 2.75% (with a leverage-based stepdown) and reduced the LIBOR floor applicable to the 2011 Term Loan from 1.50% to 1.00%. We incurred $6.1 million in fees associated with the repricing, which are reflected in “other expense (income)” on the Company’s Consolidated Statement of Income for the year ended December 31, 2011

On May 4, 2012, we amended and restated our 2010 Credit Facility (the credit agreement as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured five-year Term Loan A Facility (the “2012 Term Loan”) in an aggregate amount of $880.0 million and a $100.0 million senior secured revolving facility (the “2012 Revolving Credit Facility”). The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to repay the remaining outstanding principal of the then-existing 2011 Term Loan. The 2012 Term Loan and the 2012 Revolving Credit Facility mature on May 4, 2017. In connection with the repayment of the 2011 Term Loan, we terminated our then-existing interest rate swaps and have not entered into new interest rate swaps to hedge our debt as such swaps are not required under the Amended and Restated Credit Facility. At December 31, 2012, the 2012 Term Loan bears interest of LIBOR plus 2.25%, or 2.46%. We incurred $20.6 million in expense related to the accelerated amortization of existing fees or the immediate recognition of new fees associated with this transaction in “Interest expense” on the Company’s Consolidated Statement of Income for the year ended December 31, 2012.

Change in Fiscal Year End

In “Results of Operations” below, we compare the year ended December 31, 2012 with the previously reported year ended December 31, 2011, and year ended December 31, 2011 with the previously reported year ended November 30, 2010. Financial information for the year ended December 31, 2010 has not been included in this Annual Report on Form 10-K for the following reasons: (i) the year ended November 30, 2010 provides a meaningful comparison for the year ended December 31, 2011; (ii) there are no significant factors, seasonal or other, that would materially impact the comparability of information if the results for the year ended December 31, 2010 were presented in lieu of results for the year ended November 30, 2010; and (iii) it was not practicable or cost justified to prepare this information.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	For the Years Ended
	December 31, 2012	December 31, 2011	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$950,141	$900,941	$49,200	5.5%
Operating expenses:
Cost of services	288,075	277,147	10,928	3.9%
Selling, general and administrative	233,183	212,972	20,211	9.5%
Restructuring	(51)	3,594	(3,645)	(101.4%)
Amortization of intangible assets	63,298	65,805	(2,507)	(3.8%)
Depreciation and amortization of property, equipment and leasehold improvements	18,700	19,425	(725)	(3.7%)

Total operating expenses	603,205	578,943	24,262	4.2%

Operating income	346,936	321,998	24,938	7.7%
Other expense, net	57,527	58,585	(1,058)	(1.8%)
Provision for income taxes	105,171	89,959	15,212	16.9%

Net income	$184,238	$173,454	$10,784	6.2%

Earnings per basic common share	$1.50	$1.43	$0.07	4.9%

Earnings per diluted common share	$1.48	$1.41	$0.07	5.0%

Operating margin	36.5%	35.7%

	For the Years Ended
	December 31, 2012	December 31, 2011	Increase/(Decrease)
	(in thousands)
Index and ESG:
Subscriptions	$300,630	$264,390	$36,240	13.7%
Asset-based fees	140,883	140,243	640	0.5%

Total index and ESG	441,513	404,633	36,880	9.1%
Risk management analytics	260,276	243,570	16,706	6.9%
Portfolio management analytics	116,133	118,889	(2,756)	(2.3%)
Energy and commodity analytics	9,068	14,263	(5,195)	(36.4%)
Governance	123,151	119,586	3,565	3.0%

Total operating revenues	$950,141	$900,941	$49,200	5.5%

Recurring subscriptions	784,331	732,473	51,858	7.1%
Asset-based fees	140,883	135,981	4,902	3.6%
Non-recurring revenue	24,927	32,487	(7,560)	(23.3%)

Total operating revenues	$950,141	$900,941	$49,200	5.5%

Operating Revenues

Total operating revenues for the year ended December 31, 2012 increased $49.2 million, or 5.5%, to $950.1 million compared to $900.9 million for the year ended December 31, 2011. The growth was comprised of increases in index and ESG subscription revenues, risk management analytics and governance, partially offset by decreases in energy and commodity analytics and portfolio management analytics.

During the year ended December 31, 2012, as a result of a one-time non-cash adjustment, we recorded a $5.2 million cumulative revenue reduction to correct an immaterial error related to revenues previously reported through December 31, 2011. See Note 1, “Introduction and Basis of Presentation,” of the Notes to the Consolidated Financial Statements for further information. Previously, our policy resulted in the immediate recognition of a substantial portion of the revenue for certain energy and commodity analytics product related contracts, the terms of which were generally one year. However, it was determined that the entire license fee related to these contracts should be recognized ratably over the term of the license. As such, we made the cumulative adjustment effective January 1, 2012 and started recognizing revenue for all contracts still in effect as of this date ratably over the remainder of the term and will recognize revenue ratably over the contract term for any new contracts entered into on January 1, 2012 and thereafter.

Our index and ESG products primarily consist of equity index subscriptions, equity index asset-based fees products and ESG products. Revenues related to index and ESG products increased $36.9 million, or 9.1%, to $441.5 million for the year ended December 31, 2012 compared to $404.6 million for the year ended December 31, 2011.

Subscription revenues from the index and ESG products increased $36.2 million, or 13.7%, to $300.6 million for the year ended December 31, 2012 compared to $264.4 million for the year ended December 31, 2011. The increase was substantially attributable to growth in our core benchmark products.

Asset-based fee revenues attributable to the index and ESG products increased 0.5% to $140.9 million for the year ended December 31, 2012 compared to $140.2 million for the year ended December 31, 2011. The average value of assets in ETFs linked to MSCI equity indices in the aggregate increased 4.7% to $349.1 billion for the year ended December 31, 2012 compared to $333.5 billion for the year ended December 31, 2011. As of December 31, 2012, the value of assets in ETFs linked to MSCI equity indices was $402.3 billion, representing an increase of 33.4% from $301.6 billion as of December 31, 2011. Please see footnote 2 to the run rates table found under “Operating Metrics—Run Rate” for discussion of the impact of the Vanguard announcement on AUM and our forward-looking asset-based fee revenues.

Of the $402.3 billion of assets in ETFs linked to MSCI equity indices as of December 31, 2012, 40.6% were linked to emerging market indices, 32.8% were linked to developed markets outside of the U.S., 23.4% were linked to U.S. market indices and 3.2% were linked to other global indices.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

	Period Ended
	2011				2012
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	(amounts in billions)
AUM in ETFs linked to MSCI Indices	$350.1	$360.5	$290.1	$301.6	$354.7	$327.4	$363.7	$402.3

Sequential Change in Value
Market Appreciation/(Depreciation)	$10.1	$(3.8)	$(70.4)	$10.5	$37.9	$(27.6)	$21.1	$12.7
Cash Inflow/(Outflow)	6.7	14.2	—	1.0	15.2	0.3	15.2	25.9

Total Change	$16.8	$10.4	$(70.4)	$11.5	$53.1	$(27.3)	$36.3	$38.6

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

Our risk management analytics products offer a consistent risk assessment framework for managing and monitoring investments in a variety of asset classes across an organization. Revenues related to risk management analytics products increased $16.7 million, or 6.9%, to $260.3 million for the year ended December 31, 2012 compared to $243.6 million for the year ended December 31, 2011. The growth is primarily driven by increased sales of our BarraOne and RiskManager products.

Our portfolio management analytics products consist of equity portfolio analytics tools and fixed income portfolio analytics tools. Revenues related to portfolio management analytics products decreased $2.8 million, or 2.3%, to $116.1 million for the year ended December 31, 2012 compared to $118.9 million for the year ended December 31, 2011. Within the portfolio management analytics products, equity portfolio analytics tools decreased $1.7 million to $112.6 million and fixed income analytics tools decreased $1.1 million to $3.5 million.

Our energy and commodity analytics products consist of software applications which help users value, model and hedge physical assets and derivatives across a number of market segments including energy and commodity assets. Revenues from energy and commodity analytics products decreased 36.4% to $9.1 million for the year ended December 31, 2012 compared to $14.3 million for the year ended December 31, 2011. Excluding the impact of the revenue adjustment recorded during the year ended December 31, 2012, revenues from our energy and commodity analytics products would have been flat compared to the year ended December 31, 2011.

Our governance products consist of corporate governance products and services, including proxy research, recommendation and voting services for institutional investors as well as governance advisory and compensation data analytics for corporations. They also include equity research based on forensic accounting research as well as class action monitoring and claims filing services to aid institutional investors in the recovery of funds from securities class action settlements. Governance products were up $3.6 million, or 3.0%, to $123.2 million for the year ended December 31, 2012 compared to $119.6 million for the year ended December 31, 2011 driven by higher revenues from our compensation and advisory products and services.

Operating Expenses

Operating expenses increased 4.2% to $603.2 million for the year ended December 31, 2012 compared to $578.9 million for the year ended December 31, 2011. The $24.3 million increase primarily reflects higher compensation costs.

The following table shows operating expenses by each of the categories:

	Years Ended
	December 31, 2012	December 31, 2011	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$216,018	$202,597	$13,421	6.6%
Non-compensation expenses	72,057	74,550	(2,493)	(3.3%)

Total cost of services	288,075	277,147	10,928	3.9%
Selling, general and administrative:
Compensation and benefits	157,185	143,490	13,695	9.5%
Non-compensation expenses	75,998	69,482	6,516	9.4%

Total selling, general and administrative	233,183	212,972	20,211	9.5%
Restructuring	(51)	3,594	(3,645)	(101.4%)
Amortization of intangible assets	63,298	65,805	(2,507)	(3.8%)
Depreciation of property, equipment and leasehold improvements	18,700	19,425	(725)	(3.7%)

Total operating expenses	$603,205	$578,943	$24,262	4.2%

Compensation and benefits	$373,203	$346,087	$27,116	7.8%
Non-compensation expenses	148,055	144,032	4,023	2.8%
Restructuring	(51)	3,594	(3,645)	(101.4%)
Amortization of intangible assets	63,298	65,805	(2,507)	(3.8%)
Depreciation of property, equipment and leasehold improvements	18,700	19,425	(725)	(3.7%)

Total operating expenses	$603,205	$578,943	$24,262	4.2%

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and have typically represented approximately 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels. As of December 31, 2012, the number of employees increased by 330 to 2,759 from 2,429 on December 31, 2011, primarily related to the acquisition of IPD. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. Approximately 40.6% and 39.2% of our employees were located in emerging market centers as of December 31, 2012 and 2011, respectively.

Compensation and benefits costs for the year ended December 31, 2012, were $373.2 million, an increase of $27.1 million, or 7.8%, compared to $346.1 million for year ended December 31, 2011. The increase in compensation and benefits costs primarily reflects $22.8 million of increased costs related to current staff and increased staffing levels and $10.5 million of increased post-retirement and other costs, partially offset by $6.2 million of decreased stock based compensation costs.

Included in compensation and benefits costs, stock based compensation expense for the year ended December 31, 2012 was $24.7 million, a decrease of 20.0% compared to $30.9 million for the year ended December 31, 2011. The decrease was primarily caused by lower expense associated with the amortization of restricted stock units and options awarded to certain of our employees in connection with our initial public offering in November 2007 (the “Founders Grant Award”) and a decrease associated with the equity award granted in June 2010 to certain employees in connection with the RiskMetrics acquisition (the “Performance Award”). The decrease in the expense related to the Founders Grant Award is attributable to the award’s final vesting that occurred in November 2011. Approximately $3.0 million of the stock based compensation expense was related to the Founders Grant Award for the year ended December 31, 2011. For the years ended December 31, 2012 and

2011, approximately $1.8 million and $4.9 million, respectively, of the stock-based compensation expense was associated with the Performance Award.

Non-compensation expenses for the year ended December 31, 2012 were $148.1 million, an increase of 2.8%, compared to $144.0 million for the year ended December 31, 2011. The increase was driven primarily by the impact of recording a $3.8 million lease exit charge associated with vacating our 88 Pine Street office space in New York.

Cost of Services

Cost of services includes costs related to our research, data operations and technology, software engineering and product management and proxy research and voting functions. Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels. For the year ended December 31, 2012, total cost of services increased 3.9% to $288.1 million compared to $277.1 million for the year ended December 31, 2011.

Compensation and benefits expenses for the year ended December 31, 2012 increased $13.4 million, or 6.6%, to $216.0 million compared to $202.6 million for the year ended December 31, 2011. The increase in compensation and benefits costs primarily reflects increased costs related to current staff and increased staffing levels, higher severance costs and increased post-retirement and other costs, partially offset by decreased stock based compensation costs.

Non-compensation expenses for the year ended December 31, 2012 decreased 3.3% to $72.1 million compared to $74.5 million for the year ended December 31, 2011. The decrease was largely due to lower travel and entertainment costs, market data costs, recruiting costs and outside professional fees, partially offset by the lease exit charge associated with vacating our 88 Pine Street office space in New York.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, consulting services and information technology costs. SG&A expenses increased $20.2 million, or 9.5%, to $233.2 million for the year ended December 31, 2012 compared to $213.0 million for the year ended December 31, 2011.

Compensation and benefits expenses increased $13.7 million, or 9.5%, to $157.2 million for the year ended December 31, 2012 compared to $143.5 million for the year ended December 31, 2011. The increase in compensation and benefits costs primarily reflects increased costs related to current staff and increased staffing levels and increased post-retirement and other costs, partially offset by decreased stock based compensation costs.

Non-compensation expenses for the year ended December 31, 2012 increased $6.5 million, or 9.4%, to $76.0 million compared to $69.5 million for the year ended December 31, 2011. The increase was primarily the result of higher occupancy costs, including the lease exit charge associated with vacating our 88 Pine Street office space.

Within SG&A, selling expenses increased 6.5% to $95.5 million and general and administrative expenses increased 11.7% to $137.7 million for the year ended December 31, 2012.

Restructuring

There was less than $0.1 million of restructuring benefits recognized during the year ended December 31, 2012, relating to adjustments made for costs accrued for the elimination of overlapping positions. Restructuring expense was $3.6 million for the year ended December 31, 2011. Approximately $0.7 million of the 2011 expense was associated with the elimination of overlapping positions and $2.9 million of the expense was associated with eliminating duplicative occupancy costs.

Amortization of Intangibles

Amortization of intangibles expense relates to the intangible assets arising from the acquisition of Barra in June 2004, RiskMetrics in June 2010, Measurisk in July 2010 and IPD in November 2012. For the year ended December 31, 2012, amortization of intangibles expense totaled $63.3 million compared to $65.8 million for the year ended December 31, 2011. The decrease was the result of a portion of the intangible assets becoming fully amortized during fiscal year 2012.

Depreciation and amortization of property, equipment and leasehold improvements

For the years ended December 31, 2012 and 2011, depreciation and amortization of property, equipment and leasehold improvements totaled $18.7 million and $19.4 million, respectively. The decrease is primarily related to the impact of eliminating certain assets associated with duplicative occupancy and certain information technology assets becoming fully depreciated, partially offset by the increased depreciation associated with the build-out and occupancy of our new offices in New York and Maryland.

Other Expense (Income), Net

Other expense (income), net for the year ended December 31, 2012 was $57.5 million, a decrease of $1.1 million compared to $58.6 million for the year ended December 31, 2011. The decrease is primarily the result of the impact on interest expense of lower average outstanding principal on our debt and lower associated interest rates, partially offset by the accelerated recognition of deferred financing costs as a result of our refinancing activities.

Income Taxes

The provision for income tax expense was $105.2 million and $90.0 million for the years ended December 31, 2012 and 2011, respectively. These amounts reflect effective tax rates of 36.3% and 34.2% for the years ended December 31, 2012 and 2011, respectively.

The effective tax rate of 36.3% for the year ended December 31, 2012 reflects our operating tax rate and the impact of the settlement of tax issues with Morgan Stanley which increased the rate by 0.5 percentage points, non-deductible transaction costs related to the acquisition of IPD which increased the rate by 0.2 percentage points and other discrete items which increased the rate by 0.2 percentage points.

The effective tax rate of 34.2% for the year ended December 31, 2011 reflected our operating tax rate and the impact of the change in our intention to permanently reinvest the undistributed earnings of three of our foreign operations which decreased the rate by 1.1 percentage points, the benefit of the federal research and development credit which decreased the rate by 0.5 percentage points and other discrete items which decreased the rate by 0.4 percentage points.

On January 2, 2013, the federal research and development credit was reenacted retroactively, the effect of which will be to decrease our effective tax rate for the year ending December 31, 2013.

Segment Results of Operations

The table below reflects the results of operations by segment for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
	(in thousands)

Operating revenues	$826,990	$123,151	$950,141	$781,355	$119,586	$900,941

Cost of services	228,072	60,003	288,075	218,048	59,099	277,147
Selling, general and administrative	199,221	33,962	233,183	183,294	29,678	212,972
Restructuring	(32)	(19)	(51)	1,951	1,643	3,594
Amortization of intangible assets	50,017	13,281	63,298	52,414	13,391	65,805
Depreciation expense	15,165	3,535	18,700	15,144	4,281	19,425

Total operating expenses	492,443	110,762	603,205	470,851	108,092	578,943

Operating income	334,547	12,389	346,936	310,504	11,494	321,998
Other expense (income), net			57,527			58,585

Income before provision for income taxes			289,409			263,413
Provision for income taxes			105,171			89,959

Net income			$184,238			$173,454

Performance and Risk

Total operating revenues for the Performance and Risk business increased $45.6 million, or 5.8%, to $827.0 million for the year ended December 31, 2012. The increase was primarily driven by higher revenues from our core benchmark indices, growth within our risk management analytics products and revenues from the IPD acquisition made in November 2012, partially offset by lower revenues from portfolio management analytics products and energy and commodity analytics products.

Cost of services for the Performance and Risk business increased $10.0 million, or 4.6%, to $228.1 million for the year ended December 31, 2012. Within cost of services, compensation and benefits expenses increased $11.5 million to $171.6 million primarily driven by higher costs related to current staff and increased staffing levels, higher severance costs and higher post-retirement and other costs, partially offset by lower stock-based compensation costs. Non-compensation expenses decreased $1.5 million to $56.5 million.

SG&A expense for the Performance and Risk business increased $15.9 million, or 8.7%, to $199.2 million for the year ended December 31, 2012. Within SG&A, compensation and benefits expenses increased $10.5 million to $134.4 million primarily as a result of higher costs related to current staff and increased staffing levels, higher severance costs and higher post-retirement and other costs, partially offset by lower stock-based compensation expense. Non-compensation expenses increased $5.4 million to $64.8 million.

Amortization of intangibles expense for the Performance and Risk business totaled $50.0 million and $52.4 million for the years ended December 31, 2012 and 2011, respectively. The decrease was the result of a portion of the intangible assets becoming fully amortized during the year ended December 31, 2012.

Depreciation and amortization of property, equipment, and leasehold improvements for the Performance and Risk business totaled $15.2 million and $15.1 million for the years ended December 31, 2012 and 2011, respectively. Increased depreciation was primarily associated with the build-out and occupancy of our new corporate headquarters in New York, partially offset by the impact of eliminating certain assets associated with duplicative occupancy and certain information technology assets becoming fully depreciated.

Governance

Total operating revenues for the Governance business increased $3.6 million, or 3.0%, to $123.2 million for the year ended December 31, 2012. The increase was primarily driven by higher revenues from our compensation and advisory products and services.

Cost of services for the Governance business increased $0.9 million to $60.0 million for the year ended December 31, 2012. Within cost of services, compensation and benefits expenses increased $1.9 million to $44.5 million primarily as a result of higher costs related to current staff and increased staffing levels, higher severance costs and higher post-retirement and other costs, partially offset by lower stock-based compensation expense. Non-compensation expenses decreased $1.0 million to $15.5 million.

SG&A expense for the Governance business increased $4.3 million to $34.0 million for the year ended December 31, 2012. Within SG&A, compensation and benefits expenses increased $3.2 million to $22.8 million primarily as a result of higher costs related to current staff and increased staffing levels, partially offset by lower stock-based compensation expense. Non-compensation expenses increased $1.1 million to $11.2 million.

Amortization of intangibles expense for the Governance business totaled $13.3 million and $13.4 million for the years ended December 31, 2012 and 2011, respectively. The decrease was the result of a portion of the intangible assets becoming fully amortized during the year ended December 31, 2012.

Depreciation and amortization of property, equipment, and leasehold improvements for the Governance business totaled $3.5 million and $4.3 million for the years ended December 31, 2012 and 2011, respectively. The decrease is primarily related to the impact of eliminating duplicative occupancy related assets and certain information technology assets becoming fully depreciated, partially offset by the increased depreciation associated with the buildout and occupancy of our new offices in Rockville, Maryland.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended November 30, 2010

	For the Years Ended
	December 31, 2011	November 30, 2010	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$900,941	$662,901	$238,040	35.9%
Operating expenses:
Cost of services	277,147	198,626	78,521	39.5%
Selling, general and administrative	212,972	190,244	22,728	11.9%
Restructuring	3,594	8,896	(5,302)	(59.6%)
Amortization of intangible assets	65,805	41,599	24,206	58.2%
Depreciation and amortization of property, equipment and leasehold improvements	19,425	17,413	2,012	11.6%

Total operating expenses	578,943	456,778	122,165	26.7%

Operating income	321,998	206,123	115,875	56.2%
Other expense, net	58,585	52,632	5,953	11.3%
Provision for income taxes	89,959	61,321	28,638	46.7%

Net income	$173,454	$92,170	$81,284	88.2%

Earnings per basic common share	$1.43	$0.82	$0.61	74.4%

Earnings per diluted common share	$1.41	$0.81	$0.60	74.1%

Operating margin	35.7%	31.1%

Operating Revenues

	For the Years Ended
	December 31, 2011	November 30, 2010	Increase/(Decrease)
	(in thousands)
Index and ESG:
Subscriptions	$264,390	$224,600	$39,790	17.7%
Asset-based fees	140,243	105,799	34,444	32.6%

Total index and ESG	404,633	330,399	74,234	22.5%
Risk management analytics	243,570	134,521	109,049	81.1%
Portfolio management analytics	118,889	123,159	(4,270)	(3.5%)
Energy and commodity analytics	14,263	16,228	(1,965)	(12.1%)
Governance	119,586	58,594	60,992	104.1%

Total operating revenues	$900,941	$662,901	$238,040	35.9%

Recurring subscriptions	$732,473	537,768	194,705	36.2%
Asset-based fees	135,981	104,084	31,897	30.6%
Non-recurring revenue	32,487	21,049	11,438	54.3%

Total operating revenues	$900,941	662,901	238,040	35.9%

Total operating revenues for the year ended December 31, 2011 increased $238.0 million, or 35.9%, to $900.9 million compared to $662.9 million for the year ended November 30, 2010. Approximately $170.5 million of the year-over-year growth was comprised of revenues contributed by the acquisitions made during the year ended November 30, 2010. The remaining $67.5 million of growth was comprised of increases in asset-based fees and subscription revenues of $34.4 million and $33.1 million, respectively.

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

Asset-based fee revenues attributable to the index and ESG products increased $34.4 million, or 32.6%, to $140.2 million for the year ended December 31, 2011 compared to $105.8 million for the year ended November 30, 2010. The growth was primarily attributable to the growth in the average value of assets in ETFs linked to MSCI equity indices. The average value of assets in ETFs linked to MSCI equity indices in the aggregate increased 27.7% to $333.5 billion for the year ended December 31, 2011 compared to $261.1 billion for the year ended November 30, 2010. As of December 31, 2011, the value of assets in ETFs linked to MSCI equity indices was $301.6 billion, representing a decrease of 3.0% from $311.0 billion as of November 30, 2010.

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

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

	Period Ended
	2010					2011
	February 28,	May 31,	August 31,	November 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	(amounts in billions)
AUM in ETFs linked to MSCI Indices	$233.5	$238.1	$258.7	$311.0	$333.3	$350.1	$360.5	$290.1	$301.6

Sequential Change in Value
Market Appreciation/(Depreciation)	$(8.6)	$(4.4)	$6.8	$28.2	$18.9	$10.1	$(3.8)	$(70.4)	$10.5
Cash Inflow/(Outflow)	8.3	9.0	13.8	24.1	3.4	6.7	14.2	—	1.0

Total Change	$(0.3)	$4.6	$20.6	$52.3	$22.3	$16.8	$10.4	$(70.4)	$11.5

Source: Bloomberg and MSCI

Revenues related to risk management analytics products increased $109.1 million, or 81.1%, to $243.6 million for the year ended December 31, 2011 compared to $134.5 million for the year ended November 30, 2010. Approximately $100.6 million of the growth was comprised of revenues contributed by the acquisitions made during the year ended November 30, 2010. The remaining $8.5 million of organic growth primarily reflects an increase of $13.0 million, or 35.0%, to $50.3 million in BarraOne, partially offset by a decrease of $4.5 million, or 82.6%, to $0.9 million in TotalRisk as we decommissioned the product.

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

Our governance products consist of institutional governance including proxy research, recommendation and voting services, corporate governance, including advisory and compensation services, and Financial Research and Analysis services, including forensic accounting research and services to aid institutional investors in the recovery of funds from securities litigation. For the year ended December 31, 2011, our governance products contributed $119.6 million to our revenues compared to $58.6 million for the year ended November 30, 2010. The governance product line was acquired with our purchase of RiskMetrics on June 1, 2010 and had no effect on our results of operations prior to that date.

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

The following table shows operating expenses by each of the categories:

	Years Ended
	December 31, 2011	November 30, 2010	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$202,597	$147,124	$55,473	37.7%
Non-compensation expenses	74,550	51,502	23,048	44.8%

Total cost of services	277,147	198,626	78,521	39.5%
Selling, general and administrative:
Compensation and benefits	143,490	109,871	33,619	30.6%
Non-compensation expenses	69,482	80,373	(10,891)	(13.6)%

Total selling, general and administrative	212,972	190,244	22,728	11.9%
Restructuring	3,594	8,896	(5,302)	(59.6)%
Amortization of intangible assets	65,805	41,599	24,206	58.2%
Depreciation of property, equipment and leasehold improvements	19,425	17,413	2,012	11.6%

Total operating expenses	$578,943	$456,778	$122,165	26.7%

Compensation and benefits	$346,087	$256,995	$89,092	34.7%
Non-compensation expenses	144,032	131,875	12,157	9.2%
Restructuring	3,594	8,896	(5,302)	(59.6)%
Amortization of intangible assets	65,805	41,599	24,206	58.2%
Depreciation of property, equipment and leasehold improvements	19,425	17,413	2,012	11.6%

Total operating expenses	$578,943	$456,778	$122,165	26.7%

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

Selling, General and Administrative

SG&A expenses increased 11.9% to $213.0 million for the year ended December 31, 2011 compared to $190.2 million for the year ended November 30, 2010. Approximately $24.0 million of the increase was the result of the acquisitions made during the year ended November 30, 2010.

Compensation and benefits expenses increased $33.6 million, or 30.6%, to $143.5 million for the year ended December 31, 2011 compared to $109.9 million for the year ended November 30, 2010. Approximately $18.1 million of the increase was the result of the acquisitions made during the year ended November 30, 2010. The remaining $15.5 million increase was largely due to increased costs associated with current staff and increased staffing levels and share-based compensation.

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

Restructuring

Costs continued to be incurred under this plan throughout the year ended December 31, 2011, with the plan becoming substantially completed by December 31, 2011. Restructuring expense of $3.6 million, consisting of approximately $2.9 million of expense associated with eliminating duplicative occupancy costs and $0.7 million of expense associated with the elimination of overlapping positions, was recognized during the year ended December 31, 2011. Restructuring expense of $8.9 million, consisting of approximately $6.6 million of expense associated with the elimination of overlapping positions, $1.3 million of expense associated with duplicative occupancy costs and $1.0 million of expense associated with the discontinuance of the planned integration of a product into RiskMetrics’ standard product offering suite, was recognized during the year ended November 30, 2010.

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

The effective tax rate of 34.2% for the year ended December 31, 2011 reflected our operating tax rate and the impact of the change in our intention to permanently reinvest the undistributed earnings of three of our foreign operations which decreased the rate by 1.1 percentage points, the benefit of the federal research and development credit which decreased the rate by 0.5 percentage points and other discrete items which decreased the rate by 0.4 percentage points.

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

Results of Operations

One Month Transition Period Ended December 31, 2010 Compared to One Month Ended December 31, 2009

	For the One Month Ended December 31,
	2010	2009	Increase/(Decrease)
	(in thousands)
Operating revenues	$72,524	$40,487	$32,037	79.1%
Operating expenses:
Cost of services	20,986	10,491	10,495	100.0%
Selling, general and administrative	17,481	10,919	6,562	60.1%
Restructuring	26	—	26	n/a
Amortization of intangible assets	5,564	1,426	4,138	290.2%
Depreciation and amortization of property, equipment and leasehold improvements	1,798	1,111	687	61.8%

Total operating expenses	45,855	23,947	21,908	91.5%

Operating income	26,669	16,540	10,129	61.2%
Other expense, net	6,113	1,630	4,483	275.0%
Provision for income taxes	6,732	5,651	1,081	19.1%

Net income	$13,824	$9,259	$4,565	49.3%

Earnings per basic common share	$0.11	$0.09	$0.02	22.2%

Earnings per diluted common share	$0.11	$0.09	$0.02	22.2%

Operating margin	36.8%	40.9%

The results of RiskMetrics and Measurisk were not included in our results of operations until their acquisition dates of June 1, 2010 and July 30, 2010, respectively. As a result, the primary reason for the changes between the one month ended December 31, 2010 and the one month ended December 31, 2009 was the impact of the acquisition.

Liquidity and Capital Resources

We require capital to fund ongoing operations, internal growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, proceeds from the maturity and sale of our short-term investments, existing cash and cash equivalents and credit capacity under our credit facilities. We intend to use these sources of liquidity to service our existing and future debt obligations and fund our working capital requirements, capital expenditures, investments, acquisitions and repurchases of our common stock. In connection with our business strategy, we regularly evaluate acquisition opportunities. We believe our liquidity, along with other financing alternatives, will provide the necessary capital to fund these transactions and achieve our planned growth.

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

On December 31, 2011, we made a $35.0 million prepayment on the 2011 Term Loan.

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

The effective rate on our debt was 2.46% at December 31, 2012.

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

The Amended and Restated Credit Facility contains affirmative and restrictive covenants that, among other things, limit our ability and our existing or future subsidiaries’ abilities to:

•	incur liens and further negative pledges;

•	incur additional indebtedness or prepay, redeem or repurchase indebtedness;

•	make loans or hold investments;

•	merge, dissolve, liquidate, consolidate with or into another person;

•	enter into acquisition transactions;

•	make capital expenditures;

•	issue disqualified capital stock;

•	sell, transfer or dispose of assets;

•	pay dividends or make other distributions in respect of our capital stock or engage in stock repurchases, redemptions and other restricted payments;

•	create new subsidiaries;

•	permit certain restrictions affecting our subsidiaries;

•	change the nature of our business, accounting policies or fiscal periods;

•	enter into any transactions with affiliates other than on an arm’s length basis; and

•	amend our organizational documents or amend, modify or change the terms of certain agreements relating to our indebtedness.

The Amended and Restated Credit Facility also contains customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, bankruptcy and insolvency events, invalidity or impairment of loan documentation or collateral, change of control and customary ERISA defaults. None of the restrictions above are expected to impact our ability to effectively operate the business.

The Amended and Restated Credit Facility also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Amended and Restated Credit Facility: (1) the maximum Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed 3.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall be at least 5.00:1.00. As of December 31, 2012, our Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Facility) was 1.81:1.00 and our Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Facility) was 12.90:1.00.

Cash flows

	As of
	December 31, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$183,309	$252,211

Cash (used in) provided by operating, investing, and financing activities

	For the Years Ended			For the One Month Ended
	December 31, 2012	December 31, 2011	November 30, 2010	December 31, 2010
		(in thousands)
Net cash provided by operating activities	$347,075	$254,997	$183,354	$43,229
Net cash used in investing activities	$(94,361)	$(90,611)	$(892,277)	$(711)
Net cash (used in) provided by financing activities	$(322,976)	$(177,994)	$758,058	$(1,399)
Effect of exchange rates on cash and cash equivalents	$1,360	$(3,604)	$1,416	$1,729

Net (decrease) increase in cash and cash equivalents	$(68,902)	$(17,212)	$50,551	$42,848

Cash and cash equivalents

Cash and cash equivalents were $183.3 million and $252.2 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, $83.5 million and $130.1 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws.

Short-term investments were $70.9 million and $140.5 million as of December 31, 2012 and 2011, respectively. All of the short-term investments were held by U.S. corporations and were not subject to repatriation considerations at either December 31, 2012 or 2011.

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

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $347.1 million and $255.0 million for the year ended December 31, 2012 and 2011, respectively. The year over year increase primarily reflects improved billings and collections from customers and the timing of lease payments for our new office space at 7 World Trade Center in New York and in Rockville, Maryland. During the year ended December 31, 2012, we received $7.9 million in cash from the Landlord as a lease inducement related to the 7 World Trade Center office space.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash used in investing activities was $94.4 million and $90.6 million for the year ended December 31, 2012 and 2011, respectively. The $3.8 million increase in cash used in investing activities primarily reflects $119.6 million of cash, net of cash received, used to acquire IPD and $21.8 million of increased capital expenditures as we prepared our new corporate headquarters for occupation in the year ended December 31, 2012. Partially offsetting these outflows was $137.2 million less cash used to purchase investments compared to 2011.

Cash flows from financing activities

Cash used in financing activities was $323.0 million and $178.0 million for the year ended December 31, 2012 and 2011, respectively. The year over year change primarily reflects $44.3 million of increased cash payments made to service, amend and refinance our credit facility during the year ended December 31, 2012 compared to 2011. Additionally, in the year ended December 31, 2012, we paid $100.0 million to enter into an accelerated share repurchase program with no similar program in place in the prior year.

Contractual Obligations

Our contractual obligations consist primarily of leases for office space, leases for equipment and other operating leases, obligations to vendors arising out of market data contracts and obligations arising from borrowings under the Amended and Restated Credit Facility, as amended. The following summarizes our contractual obligations:

		For The Years Ended December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
(in thousands)
Operating leases	$281,297	$26,031	$24,358	$19,658	$19,183	$17,543	$174,524
Vendor obligations	83,709	39,472	17,265	12,403	7,342	7,227	—
Term loans (1)	932,979	64,701	85,551	105,589	366,612	310,526	—

Total contractual obligations	$1,297,985	$130,204	$127,174	$137,650	$393,137	$335,296	$174,524

(1)	Includes term loan principal plus expected interest payments based on the 2.46% interest rate at December 31, 2012.

Off-Balance Sheet Arrangements

At December 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04. ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” or ASU 2013-02. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the respective net income line item. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2012. We do not expect the adoption of ASU 2013-02 to have a material impact on our consolidated financial statements.

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

Revenues from index-linked investment products represented approximately 14.8% and 15.6% of operating revenues for the years ended December 31, 2012 and 2011, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a significant percentage of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the years ended December 31, 2012 and 2011, approximately 12.6% and 13.4%, respectively, of our operating revenues were invoiced in currencies other than U.S. dollars. For the year ended December 31, 2012, 58.3% of our foreign currency revenues were in Euros, 21.8% were in Japanese yen and 12.1% were in British pounds sterling. For the year ended December 31, 2011, 60.6% of our foreign currency revenues were in Euros, 21.9% were in Japanese yen and 9.9% were in British pounds sterling.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 34.5% and 34.1% of our operating expenses for the years ended December 31, 2012 and 2011, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Swiss francs, Euros, Hong Kong dollars, Hungarian forints, Indian rupees, and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, a gain or loss results from the change in value of the functional currency. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with intercompany loans that are denominated in certain foreign currencies. As a result of these positions, we recognized foreign currency exchange losses of $2.6 million and foreign currency exchange gains of $1.1 million for the years ended December 31, 2012 and 2011, respectively, and foreign currency exchange losses of $3.0 million for the year ended November 30, 2010.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $183.3 million and $252.2 million at December 31, 2012 and 2011, respectively. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. At December 31, 2012 and 2011, we had invested $70.9 million and $140.5 million, respectively, in debt securities with maturity dates ranging from 91 to 360 days from the date of purchase. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates related to these positions. Declines in interest rates, however, will reduce future interest income.

Borrowings under the 2012 Term Loan bear interest at a rate equal to the sum of LIBOR and a margin of 2.25%, which margin will be subject to adjustment based on our leverage ratio. As of December 31, 2012, the 2012 Term Loan bears interest at 2.46%. Assuming an average of $836.0 million of variable rate debt outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $8.4 million of additional interest rate expense.

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

Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

(b). Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management, including the Company’s CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which appears below.

(c). Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d). Report of Independent Registered Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

We have audited the internal control over financial reporting of MSCI Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2012 our report dated March 1, 2013 expressed an unqualified opinion on those financial statements and includes an explanatory paragraphs concerning the Company changing its fiscal year end from November 30 to December 31 in 2011.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 1, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2012.

Information regarding our Code of Ethics and Business Conduct and Corporate Governance Policy are incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after December 31, 2012. Any amendments to, or waivers from, a provision of our Codes of Ethics that apply to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.msci.com. The information on our website is not and should not be considered a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2012. The information provided under “Item 5.—Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2012.

Item 14. Principal Accounting Fees and Services

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements begin on page F-1 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

No financial statement schedules are provided because the information called for is not applicable or not required or is included in the consolidated financial statements or the notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

(a)(3) Exhibits

The information required by this Item is set forth on the exhibit index that begins on page EX-1 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSCI INC.

By:	/ S / HENRY A. FERNANDEZ
	Name:	Henry A. Fernandez
	Title:	Chairman, Chief Executive Officer and President

Date: March 1, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Qutub, Gary Retelny and Frederick W. Bogdan, and each or any one of them, his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in the capacities indicated below, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming his or her signatures as they may be signed by his or her said attorneys-in-fact and agents, or their substitute or substitutes, to any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / HENRY A. FERNANDEZ Henry A. Fernandez	Chairman, Chief Executive Officer, and President (principal executive officer)	March 1, 2013

/ S / ROBERT QUTUB Robert Qutub	Chief Financial Officer (principal financial officer, principal accounting officer and authorized signatory)	March 1, 2013

/ S / BENJAMIN F. DUPONT Benjamin F. duPont	Director	March 1, 2013

/ S / ALICE W. HANDY Alice W. Handy	Director	March 1, 2013

/ S / CATHERINE R. KINNEY Catherine R. Kinney	Director	March 1, 2013

/ S / LINDA H. RIEFLER Linda H. Riefler	Director	March 1, 2013

/ S / GEORGE W. SIGULER George W. Siguler	Director	March 1, 2013

/ S / PATRICK TIERNEY Patrick Tierney	Director	March 1, 2013

/ S / RODOLPHE M. VALLEE Rodolphe M. Vallee	Director	March 1, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Financial Condition as of December 31, 2012 and December 31, 2011	F-3
Consolidated Statements of Income for the Years Ended December 31, 2012, December 31, 2011, and November 30, 2010 and for the One Month Ended December 31, 2010	F-4
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, December 31, 2011, and November 30, 2010 and for the One Month Ended December 31, 2010	F-5
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012, December 31, 2011, and November 30, 2010 and for the One Month Ended December 31, 2010	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, December 31, 2011, and November 30, 2010 and for the One Month Ended December 31, 2010	F-8
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc:

We have audited the accompanying consolidated statements of financial condition of MSCI Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the years ended December 31, 2012 and 2011, the one month ended December 31, 2010 and fiscal year ended November 30, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MSCI Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011, the one month ended December 31, 2010 and the fiscal year ended November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on December 8, 2010, the Board of Directors of the Company approved a change in the Company’s fiscal year end from November 30 to December 31 of each year.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 1, 2013

MSCI INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December 31, 2012	December 31, 2011
	(in thousands, except per share and share data)
ASSETS
Current assets:
Cash and cash equivalents	$183,309	$252,211
Short-term investments	70,898	140,490
Trade receivables (net of allowances of $964 and $857 as of December 31, 2012 and 2011, respectively)	153,557	180,566
Deferred taxes	49,552	40,952
Prepaid income taxes	32,431	38,022
Prepaid and other assets	25,088	25,702

Total current assets	514,835	677,943
Property, equipment and leasehold improvements (net of accumulated depreciation of $59,078 and $60,088 at December 31, 2012 and 2011, respectively)	67,419	37,623
Goodwill	1,783,410	1,708,585
Intangible assets (net of accumulated amortization of $316,099 and $255,579 at December 31, 2012 and 2011, respectively)	641,074	644,881
Other non-current assets	12,901	23,964

Total assets	$3,019,639	$3,092,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,985	$239
Accrued compensation and related benefits	113,359	107,506
Other accrued liabilities	42,486	45,504
Current maturities of long term debt	43,093	10,339
Deferred revenue	308,022	289,217

Total current liabilities	509,945	452,805
Long term debt, net of current maturities	811,623	1,066,548
Deferred taxes	234,245	240,456
Other non-current liabilities	38,595	27,755

Total liabilities	1,594,408	1,787,564

Commitments and Contingencies (see Note 7)

Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized at December 31, 2012 and 500,000,000 class A shares and 250,000,000 class B shares authorized at December 31, 2011; 124,033,980 common shares issued at December 31, 2012 and 122,713,226 class A shares issued at December 31, 2011; and 120,114,586 common shares outstanding at December 31, 2012 and 121,212,191 class A shares outstanding at December 31, 2011, respectively; no class B shares issued and outstanding at December 31, 2011)	1,240	1,227
Treasury shares, at cost (3,919,394 and 1,501,035 shares at December 31, 2012 and 2011, respectively)	(120,926)	(49,827)
Additional paid in capital	1,000,014	995,665
Retained earnings	547,699	363,461
Accumulated other comprehensive loss	(2,796)	(5,094)

Total shareholders’ equity	1,425,231	1,305,432

Total liabilities and shareholders’ equity	$3,019,639	$3,092,996

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended			One Month Ended
	December 31, 2012	December 31, 2011	November 30, 2010	December 31, 2010
	(in thousands, except per share data)

Operating revenues	$950,141	$900,941	$662,901	$72,524

Cost of services	288,075	277,147	198,626	20,986
Selling, general and administrative	233,183	212,972	190,244	17,481
Restructuring	(51)	3,594	8,896	26
Amortization of intangible assets	63,298	65,805	41,599	5,564
Depreciation and amortization of property, equipment and leasehold improvements	18,700	19,425	17,413	1,798

Total operating expenses	603,205	578,943	456,778	45,855

Operating income	346,936	321,998	206,123	26,669

Interest income	(954)	(848)	(993)	(68)
Interest expense	56,428	55,819	51,337	6,054
Other expense	2,053	3,614	2,288	127

Other expense (income), net	57,527	58,585	52,632	6,113

Income before provision for income taxes	289,409	263,413	153,491	20,556
Provision for income taxes	105,171	89,959	61,321	6,732

Net income	$184,238	$173,454	$92,170	$13,824

Earnings per basic common share	$1.50	$1.43	$0.82	$0.11

Earnings per diluted common share	$1.48	$1.41	$0.81	$0.11

Weighted average shares outstanding used in computing earnings per share:
Basic	122,023	120,717	112,074	119,943

Diluted	123,204	122,276	113,357	121,803

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended			One Month Ended
	December 31, 2012	December 31, 2011	November 30, 2010	December 31, 2010
	(in thousands)

Net income	$184,238	$173,454	$92,170	$13,824

Other comprehensive (loss) income:

Foreign currency translation adjustments	3,867	(4,363)	4,195	855
Income tax effect	(1,520)	1,711	(1,640)	(334)

	2,347	(2,652)	2,555	521

Unrealized (loss) gain on cash flow hedges	1,742	(2,445)	3,607	1,111
Income tax effect	(691)	957	(1,408)	(434)

	1,051	(1,488)	2,199	677

Unrealized (loss) gain on available-for-sale securities	—	(11)	5	11
Income tax effect	—	4	(2)	(4)

	—	(7)	3	7

Periodic pension adjustment	(1,434)	(145)	1,228	(88)
Income tax effect	334	41	(361)	6

	(1,100)	(104)	867	(82)

Other comprehensive (loss) income, net of tax	2,298	(4,251)	5,624	1,123

Comprehensive income	$186,536	$169,203	$97,794	$14,947

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance at November 30, 2009	$1,054	$(19,168)	$448,747	$84,013	$(7,590)	$507,056
Net income				92,170		92,170
Foreign currency translation adjustment					2,555	2,555
Net changes in unrealized losses on cash flow hedges					2,199	2,199
Unrealized gain on available-for-sale securities					3	3
Periodic pension adjustment					867	867
Common stock issued	10					10
Common stock issued to acquire RiskMetrics Group, Inc.	126		371,689			371,815
Compensation payable in common stock and options			31,741			31,741
Compensation payable in common stock assumed to acquire RiskMetrics Group, Inc.			53,879			53,879
Common stock repurchased and held in treasury		(14,151)				(14,151)
Exercise of stock options	15		23,421			23,436
Excess tax benefits from employee stock incentive plans			8,537			8,537

Balance at November 30, 2010	$1,205	$(33,319)	$938,014	$176,183	$(1,966)	$1,080,117
Net income				13,824		13,824
Foreign currency translation adjustment					521	521
Net changes in unrealized losses on cash flow hedges					677	677
Unrealized gain on available-for-sale securities					7	7
Periodic pension adjustment					(82)	(82)
Common stock issued	1					1
Compensation payable in common stock and options			8,504			8,504
Common stock repurchased and held in treasury		(1,882)				(1,882)
Exercise of stock options	1		185			186
Excess tax benefits from employee stock incentive plans			297			297

Balance at December 31, 2010	$1,207	$(35,201)	$947,000	$190,007	$(843)	$1,102,170
Net income				173,454		173,454
Foreign currency translation adjustment					(2,652)	(2,652)
Net changes in unrealized losses on cash flow hedges					(1,488)	(1,488)
Unrealized gain on available-for-sale securities					(7)	(7)
Periodic pension adjustment					(104)	(104)
Common stock issued	10					10
Compensation payable in common stock and options			24,981			24,981
Common stock repurchased and held in treasury		(14,626)				(14,626)
Exercise of stock options	10		16,421			16,431
Excess tax benefits from employee stock incentive plans			7,263			7,263

MSCI INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Balance at December 31, 2011	$1,227	$(49,827)	$995,665	$363,461	$(5,094)	$1,305,432
Net income				184,238		184,238
Foreign currency translation adjustment					2,347	2,347
Fair value calculation of interest rate swap					1,051	1,051
Periodic pension adjustment					(1,100)	(1,100)
Common stock issued	4					4
Compensation payable in common stock and options			24,997			24,997
Common stock repurchased and held in treasury		(70,989)	(35,000)			(105,989)
Common stock issued to directors and held in treasury		(110)				(110)
Exercise of stock options	9		13,304			13,313
Excess tax benefits from employee stock incentive plans			1,048			1,048

Balance at December 31, 2012	$1,240	$(120,926)	$1,000,014	$547,699	$(2,796)	$1,425,231

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended			One Month Ended
	December 31, 2012	December 31, 2011	November 30, 2010	December 31, 2010
	(in thousands)
Cash flows from operating activities
Net income	$184,238	$173,454	$92,170	$13,824
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	63,298	65,805	41,599	5,564
Share-based compensation	25,323	31,723	32,285	2,843
Depreciation of property, equipment and leasehold improvements	18,700	19,425	17,413	1,798
Amortization of debt origination fees	18,065	5,776	8,090	548
Deferred taxes	(30,195)	5,625	926	2,852
Amortization of discount on long-term debt	5,305	1,051	1,337	101
Excess tax benefits from share-based compensation	(1,048)	(7,263)	(8,537)	(297)
Other non-cash adjustments	(49)	1,542	3,246	(5)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Trade receivables	35,473	(42,284)	(35,851)	10,026
Prepaid income taxes	7,278	(10,743)	17,241	2,263
Prepaid and other assets	(1,395)	(8,525)	3,308	1,015
Accounts payable	1,979	57	(2,653)	(1,950)
Deferred revenue	18,345	19,379	3,980	(3,321)
Accrued compensation and related benefits	(834)	6,406	15,574	2,103
Other accrued liabilities	(8,233)	(3,400)	(6,523)	6,897
Other	10,825	(3,031)	(251)	(1,032)

Net cash provided by operating activities	347,075	254,997	183,354	43,229

Cash flows from investing activities
Acquisitions, net of cash acquired	(119,554)	—	(1,101,243)	—
Proceeds from redemption of short-term investments	207,032	150,292	416,550	1,100
Purchase of investments	(137,306)	(217,792)	(194,416)	—
Capital expenditures	(44,884)	(23,111)	(13,190)	(1,811)
Proceeds from the sale of property, equipment and leasehold improvements	351	—	22	—

Net cash used in investing activities	(94,361)	(90,611)	(892,277)	(711)

Cash flows from financing activities:
Proceeds from borrowing, net of discount	876,087	1,125,000	1,268,625	—
Repayment of long–term debt	(1,103,563)	(1,312,062)	(386,875)	—
Repayment of RiskMetrics Group, Inc. debt acquired		—	(107,485)	—
Payment of issuance costs in connection with long term debt	(3,870)	—	(34,029)	—
Repurchase of treasury shares	(105,989)	(14,626)	(14,151)	(1,882)
Proceeds from the exercise of stock options	13,311	16,431	23,436	186
Excess tax benefits from share-based compensation	1,048	7,263	8,537	297

Net cash (used in) provided by financing activities	(322,976)	(177,994)	758,058	(1,399)

Effect of exchange rates changes on cash and cash equivalents	1,360	(3,604)	1,416	1,729

Net (decrease) increase in cash	(68,902)	(17,212)	50,551	42,848
Cash and cash equivalents, beginning of period	252,211	269,423	176,024	226,575

Cash and cash equivalents, end of period	$183,309	$252,211	$226,575	$269,423

Supplemental disclosure of cash flow information
Cash paid for interest	$36,744	$52,713	$40,100	$7

Cash paid for income taxes	$134,439	$93,728	$46,190	$941

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$3,575	$1,781	$821	$1,577

Acquisition of RiskMetrics Group, Inc., class A common stock issued	$—	$—	$371,815	$—

Fair value of stock options and restricted stock awards assumed in connection with acquisition of RiskMetrics Group, Inc.	$—	$—	$53,879	$—

See Notes to Consolidated Financial Statements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

Organization

MSCI Inc. together with its wholly-owned subsidiaries (the “Company” or “MSCI”) is a global provider of investment decision support tools, including indices, portfolio risk and performance analytics and corporate governance products and services. The Company’s flagship products are its global equity indices and environmental, social and governance (“ESG”) products marketed under the MSCI and MSCI ESG brands, its portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand, its market and credit risk analytics marketed under the RiskMetrics and Barra brands, its governance research and outsourced proxy voting and reporting services, and executive compensation analytics tools marketed under the ISS brand, its valuation models and risk management software for the energy and commodities markets marketed under the FEA brand, its private real estate benchmarks under the IPD brand and its forensic accounting risk research, legal and regulatory risk assessment and due diligence products marketed under the CFRA brand.

MSCI operates as two segments, the Performance and Risk business and the Governance business. The Performance and Risk business is a global provider of investment decision support tools, including equity indices, real estate indices and benchmarks, portfolio risk and performance analytics, credit analytics and ESG products. The Governance business is a provider of corporate governance and specialized financial research and analysis services to institutional shareholders and corporations around the world. (See Note 15, “Segment Information,” for further information about MSCI’s acquisitions and operating segments.)

Change in Fiscal Year End

On December 8, 2010, the Board of Directors of the Company approved a change in the Company’s fiscal year end from November 30 to December 31 of each year. This change to the calendar year reporting cycle began January 1, 2011. As a result of the change, the Company is reporting a December 2010 fiscal month transition period, which is separately reported in this Annual Report on Form 10-K for the calendar year ended December 31, 2012.

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

Adjustment to Revenues

During the year ended December 31, 2012, as a result of a one-time adjustment, the Company recorded a $5.2 million cumulative revenue reduction to correct an error related to revenues previously reported through December 31, 2011. The effect of recording this adjustment in the first quarter resulted in a one-time decrease to the energy and commodity analytics products revenues in the Company’s Consolidated Statement of Income and an increase in deferred revenues in the Company’s Consolidated Statement of Financial Condition. It was determined that under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, “Software Revenue Recognition,” the Company incorrectly established vendor specific objective evidence (“VSOE”) for certain energy and commodity analytics products and as a result should not have been recognizing a substantial portion of the revenue immediately upon delivery or renewal of a time based subscription license, the terms of which are generally one year. Rather, the entire license fee should be recognized ratably over the term of the license. As such, the Company made the cumulative adjustment effective January 1, 2012 and started recognizing revenue related to all contracts still in effect as of this date ratably over the remainder of the term. The Company began recognizing revenue ratably over the contract term for any new contracts entered into on or after January 1, 2012. Based upon an evaluation of all relevant factors, management believes the correcting adjustment did not have a material impact on the Company’s previously reported results and, accordingly, has determined that restatement of previously issued financial statements is not necessary.

Basis of Presentation

The consolidated financial statements include the accounts of MSCI Inc. and its wholly-owned subsidiaries. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. It is also the Company’s policy to consolidate any variable interest entity for which the Company is the primary beneficiary, as required by the ASC Subtopic 810-10, “Consolidations.” For investments in any entities in which the Company owns 20% or less of the outstanding voting stock and significant influence does not exist, such investments are carried at cost.

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

Revenue Recognition

In general, the Company applies SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” in determining revenue recognition. Accordingly, the Company recognizes revenue when all the following criteria are met:

•	The Company has persuasive evidence of a legally binding arrangement,

•	Delivery has occurred,

•	Client fee is deemed fixed or determinable, and

•	Collection is probable.

When a sales arrangement requires the delivery of more than one product and service, revenue is recognized pursuant to the requirements of ASC Subtopic 605-25, “Revenue Arrangements with Multiple Deliverables.” Under the provisions of ASC Subtopic 605-25, elements within a multi-deliverable arrangement should be considered separate units of accounting if all of the following criteria are met:

•

The delivered items have value to the client on a standalone basis. The items have value on a standalone basis if they can be sold separately by any vendor or the client could resell the delivered items on a standalone basis; and

•

If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

The Company provides products and services to its clients under various software and non-software related arrangements. The Company has signed contracts with substantially all clients that set forth the fees to be paid for its products and services. Further, the Company regularly assesses the receivable balances for each client for collectability. The Company’s application service license arrangements generally do not include acceptance provisions, which generally allow a client to test the solution for a defined period of time before committing to the license. If a license agreement includes an acceptance provision, the Company does not recognize subscription revenues until the earlier of the receipt of a written client acceptance or, if not notified by the client that it is cancelling the license agreement, the expiration of the acceptance period.

The Company’s subscription agreements for non-software-related application services include provisions that, among other things, allow clients, for no additional fee, to receive updates and modifications that may be made from time to time when and if available, for the term of the agreement, which is typically one year. These arrangements do not provide the client with the right to take possession of the application at any time. For sales arrangements with multiple deliverables, which may include application service subscription and professional services associated with implementation and other services, the Company evaluates each deliverable in these multiple-element arrangements to determine whether it represents a separate unit of accounting and allocates revenue accordingly.

In most cases, the Company recognizes revenues from subscription arrangements ratably over the term of the license agreement pursuant to contract terms. The contracts state the terms under which these fees are to be calculated. The fees are

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized as the Company supplies the product and service to the client over the license period and are generally billed in advance prior to the license start date. For products and services whose fees are based on estimated assets under management linked to the Company’s indices, or contract values related to futures and options, the Company recognizes revenues based on estimates from independent third-party sources or the most recently reported information from the client.

The Company’s software-related arrangements do not require significant modification or customization of any underlying software applications being licensed. Accordingly, the Company recognizes software revenues pursuant to the requirements of ASC Subtopic 985-605, “Software-Revenue Recognition.” The Company’s subscription agreements for software products include provisions that, among other things, would allow clients to receive unspecified, when and if available, future software upgrades for no additional fee as well as the right to use the software products with maintenance and technical support for the term of the agreement, which is typically one year. Software agreements may include other consulting and professional services. In accordance with ASC Subtopic 985-605, the Company does not have VSOE for these elements and therefore recognizes software related revenue ratably over the term of the license agreement.

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

The fair value of MSCI restricted stock units (“RSUs”) is measured as the closing price on the date prior to grant. Restricted stock units subject to performance conditions (“PSUs”) are based on performance measures that impact the amount of shares that each recipient will receive upon vesting. PSUs are granted at fair market value, which is measured as the closing price on the date prior to grant.

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

Research and Development

The Company accounts for research and development costs in accordance with several accounting pronouncements, including ASC Subtopic 730-10, “Research and Development,” and ASC Subtopic 985-730, “Software-Research and Development.” ASC Subtopic 730-10 requires that research and development costs generally be expensed as incurred. The majority of the Company’s research and development costs are incurred in developing, reviewing and enhancing the methodologies and data models offered within its product portfolio. ASC Subtopic 985-730 specifies that costs incurred in researching and developing a computer software product, as defined within ASC Subtopic 985-20, “Software-Costs of Software to be Sold, Leased or Marketed,” should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to clients. Judgment is required in determining when technological feasibility of a product is established. Costs incurred after technological feasibility is established have not been material, and accordingly, the Company has expensed all research and development costs when incurred.

Income Taxes

Prior to May 2, 2008, the Company was a member of the Morgan Stanley consolidated group and the Company’s taxable income had been included in the consolidated U.S. federal income tax return of Morgan Stanley as well as in returns filed by

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Morgan Stanley with certain state and local taxing jurisdictions. Since May 3, 2008, the Company has been filing its U.S. consolidated federal income tax return as a taxable group separate from Morgan Stanley. Since May 23, 2009, the Company has been filing all of its state and local income tax returns as a taxpayer separate from Morgan Stanley. The Company’s foreign income tax returns have been and continue to be filed on a separate company basis. The Company’s federal, state and local and foreign income tax liability has been computed and presented as if it were a separate taxpaying entity in the periods presented. Federal income taxes incurred prior to May 2, 2008 and state income taxes incurred prior to May 22, 2009 are remitted to Morgan Stanley pursuant to a tax sharing agreement between the companies.

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

Deferred Revenue

Deferred revenues represent amounts billed to customers for products and services in advance of delivery. The Company’s clients generally pay subscription fees annually or quarterly in advance. Deferred revenue is amortized ratably over the service period as revenue recognition criteria are met. Where the service period has not begun and the client has not paid or the contract has not been renewed, deferred revenues and accounts receivable are not recognized.

Goodwill

Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company’s goodwill relates to the acquisitions of Barra, Inc. (“Barra”), RiskMetrics Group, Inc. (“RiskMetrics”), Measurisk, LLC (“Measurisk”) and IPD Group Limited (“IPD”). The Company’s goodwill is not amortized, but rather is subject to an impairment test each year, or more often if conditions indicate impairment may have occurred, pursuant to ASC Topic 350, “Intangibles—Goodwill and Other.”

The Company tests goodwill for impairment on an annual basis and on an interim basis when certain events and circumstances exist. The testing for impairment is performed at the reporting unit level, which is deemed to be at the level of its business segments. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of impairment. Additionally, if the book value of a reporting unit is zero or a negative value and it is determined that it is more likely than not that the goodwill is impaired, further analysis is required. As the estimated fair value of its reporting units exceeded their respective book value on the testing dates, no impairment of goodwill was recorded during the years ended December 31, 2012 and 2011, November 30, 2010 or during the one month ended December 31, 2010.

Intangible Assets

Intangible assets consist of those definite-lived intangibles from the acquisitions of Barra in June 2004, RiskMetrics in June 2010, Measurisk in July 2010 and IPD in November 2012. The Company amortizes definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. The Company has no indefinite-lived intangibles. The intangible assets have remaining useful lives ranging from one to 21 years.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative Instruments

The Company applies ASC Subtopic 815-10, “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company may use interest rate swaps and forward contracts on foreign currency to manage risks generally associated with interest rate and foreign exchange rate fluctuations, respectively. The Company’s derivative financial instruments are used as risk management tools and not for speculative or trading purposes.

For derivative instruments that are designated and qualify as hedging instruments for accounting purposes, the Company documents and links the relationships between the hedging instruments and hedged items. The Company also assesses and documents at the hedge's inception whether the derivatives used in hedging transactions were effective in offsetting changes in fair values associated with the hedged items. ASC Subtopic 815-10 provides that, for derivative instruments that qualify for hedge accounting being used to hedge cash flows, changes in the fair value are recognized in accumulated other comprehensive loss, a separate component of shareholders’ equity, until the hedged item is recognized in earnings. In addition, the ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with intercompany loans that are denominated in certain foreign currencies. Derivative instruments that do not qualify for hedge accounting are carried at fair value on the Consolidated Statements of Financial Condition with gains and losses recorded in the Consolidated Statements of Income.

Fair Value of Financial Assets and Liabilities

The Company’s financial assets and liabilities include cash and cash equivalents, short-term investments, trade receivables, foreign exchange contracts and interest rate swaps.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of certain Level 2 financial liabilities may include valuation adjustments for our counterparties’ and our credit quality.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and fixtures and computer and communications equipment are amortized using the straight-line method over the estimated useful life of the asset. Estimates of useful lives are as follows: furniture & fixtures – five years; computer and related equipment – three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or, where applicable, the remaining term of the lease.

Treasury Stock

The Company holds repurchased shares of common stock as treasury stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity.

In accordance with ASC Subtopic 505-10, “Equity,” the Company accounts for the capped accelerated share repurchase (“ASR”) agreement into which it entered in December 2012 as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the December 14, 2012 acquisition date and (b) as a forward contract indexed to the Company’s own common stock. As such, the Company accounts for the shares that it received under the capped ASR agreement during the period as a repurchase of its common stock for the purpose of calculating earnings per common share. The Company has determined that the forward contract indexed to the Company’s common stock meets all the applicable criteria for equity classification in accordance with ASC Subtopic 815-10 and, therefore, the capped ASR agreement is not accounted for as a derivative instrument.

Allowance for Doubtful Accounts

The Company licenses its products and services to investment managers mainly in the United States, Europe and Asia (primarily Hong Kong and Japan). The Company evaluates the credit of its customers and does not require collateral. The Company maintains an allowance on customer accounts where estimated losses may result from the inability of its customers to make required payments.

An allowance for doubtful accounts is recorded when it is probable and estimable that a receivable will not be collected. Changes in the allowance for doubtful accounts from November 30, 2009 to December 31, 2012 were as follows:

(in thousands)	Amount

Balance as of November 30, 2009	$847
Addition to provision	931
Amounts written off, net of recoveries	(765)

Balance as of November 30, 2010	$1,013
Reduction to provision	(133)
Amounts written off, net of recoveries	(3)

Balance as of December 31, 2010	877
Addition to provision	545
Amounts written off, net of recoveries	(565)

Balance as of December 31, 2011	$857
Addition to provision	403
Amounts written off, net of recoveries	(296)

Balance as of December 31, 2012	$964

Accrued Compensation

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash deposits and short-term investments. At December 31, 2012 and 2011, cash and cash equivalent amounts were $183.3 million and $252.2 million, respectively. At December 31, 2012 and 2011, the Company had invested $70.9 million and $140.5 million, respectively, in U.S. Treasury Securities with maturity dates ranging from 91 to 360 days from the date of purchase. The Company receives interest at prevailing money market fund rates on its cash deposits.

For the years ended December 31, 2012, December 31, 2011 and November 30, 2010 and for the one month ended December 31, 2010, no single customer accounted for 10.0% or more of the Company’s operating revenues.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04. ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” or ASU 2013-02. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the respective net income line item. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2012. The Company does not expect the adoption of ASU 2013-02 to have a material impact on its consolidated financial statements.

3. RESTRUCTURING

During the fiscal year ended November 30, 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics (the “Restructuring Plan”) in order to eliminate overlapping positions, eliminate duplicative occupancy costs and terminate overlapping vendor contracts.

The Company recorded less than $0.1 million of restructuring benefits during the year ended December 31, 2012, relating to adjustments made for costs previously accrued for the elimination of overlapping positions.

The Company recorded $3.6 million of restructuring expenses in connection with the Restructuring Plan during the year ended December 31, 2011. Of this amount, $2.0 million was related to costs associated with the exit of certain leases, $0.9 million was related to the write-off of assets associated with the exit of certain leases, $0.6 million was related to severance and less than $0.1 million was related to the accelerated vesting of share-based compensation awards triggered by the elimination of overlapping positions.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below summarizes the accrual and charges incurred with respect to the Company’s Restructuring Plan that are included in the line items “other accrued liabilities” in the Company’s Consolidated Statement of Financial Condition as of December 31, 2012:

MSCI Restructuring Plan
(in thousands)	Severance	Lease termination	Total

Accrued Balance, December 31, 2011	$72	$667	$739
Restructuring costs	(51)	—	(51)
Cash payments	(21)	(503)	(524)

Accrued Balance, December 31, 2012	$—	$164	$164

4. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 6,714, 19,754 and 209,931, stock options excluded from the calculation of diluted EPS for the years ended December 31, 2012, December 31, 2011 and November 30, 2010, respectively, and 6,534 for the one month ended December 31, 2010, because of their anti-dilutive effect.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	For the Years Ended			One Month Ended
(in thousands, except per share data)	December 31, 2012	December 31, 2011	November 30, 2010	December 31, 2010

Net income	$184,238	$173,454	$92,170	$13,824
Less: Allocations of earnings to unvested restricted stock units (1)	(1,547)	(627)	(742)	(145)

Earnings available to MSCI common shareholders	$182,691	$172,827	$91,428	$13,679

Basic weighted average common stock outstanding	122,023	120,717	112,074	119,943

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic weighted average common stock outstanding	122,023	120,717	112,074	119,943
Effect of dilutive securities:
Stock options	1,181	1,559	1,283	1,860

Diluted weighted average common shares outstanding	123,204	122,276	113,357	121,803

Earnings per basic common share	$1.50	$1.43	$0.82	$0.11

Earnings per diluted common share	$1.48	$1.41	$0.81	$0.11

(1)

The restricted stock units participate in all of the earnings of the Company in the computation of basic EPS and, therefore, the restricted stock units are not included as incremental shares in the diluted EPS computation.

5. SHORT-TERM INVESTMENTS

The fair value and gross unrealized gains and losses of securities available-for-sale as of the dates indicated were as follows:

(in thousands)	Amortized Cost plus Accrued Interest	Gross unrealized gains	Gross unrealized losses	Estimated Fair value
December 31, 2012
Debt securities available-for-sale
U.S. Treasury securities	$70,893	$5	$—	$70,898

December 31, 2011
Debt securities available-for-sale

U.S. Treasury securities	$135,485	$9	$(2)	$135,492
Tradable certificates of deposit	5,001	—	(3)	4,998

Total	$140,486	$9	$(5)	$140,490

Unrealized Losses on Investments

The Company had no investments with continuous unrealized losses for 12 months or greater at December 31, 2012 and 2011 or for less than 12 months at December 31, 2012. Investments with continuous unrealized losses for less than 12 months and their related fair values at December 31, 2011 were as follows:

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2012 and 2011, no other-than-temporary impairment had been recorded on any of the Company’s investments.

6. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the years ended December 31, 2012, December 31, 2011 and November 30, 2010 was $24.7 million, $18.5 million, and $15.4 million, respectively. Rent expense for the one month ended December 31, 2010 was $1.7 million.

During the year ended December 31, 2012, the Company leased office space in New York, New York at three locations. The lease at One Chase Manhattan Plaza ended in August 2012 and the lease at 88 Pine Street ends in December 2014. On September 16, 2011, the Company entered into a new lease agreement with 7 World Trade Center, LLC, pursuant to which the Company is renting approximately 126,000 square feet of office space for its new corporate headquarters at 7 World Trade Center, New York, New York (the “Lease”). The Lease commenced on February 1, 2012 (the “Commencement Date”) and the Company began occupying its new corporate headquarters in the 7 World Trade Center offices on July 23, 2012. As a result of vacating the 88 Pine Street offices, the Company recognized a charge of $3.8 million during the year ended December 31, 2012, representing the fair value of the remaining lease charges not expected to be recoverable.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Thereafter, the annual rent to be paid increases 10% on each of the fifth, tenth and fifteenth anniversaries of the Rent Commencement Date.

Future minimum commitments for the Company’s operating leases in place as of December 31, 2012 are as follows:

Years Ending December 31,	Amount
(in thousands)
2013	$26,031
2014	24,358
2015	19,658
2016	19,183
2017	17,543
Thereafter	174,524

Total	$281,297

Share repurchase. On December 13, 2012, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock beginning immediately and continuing through the year ended December 31, 2014 (the “2012 Repurchase Program”). As part of this authorization, on December 13, 2012, the Company entered into an ASR agreement with a financial institution to initiate share repurchases, aggregating $100.0 million. The ASR agreement was structured as a capped ASR in which the Company paid $100.0 million and received approximately 2.2 million shares representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. This price is capped such that only under limited circumstances, the Company may be required to deliver shares or, at its election, pay cash at settlement. Additionally, depending on the average share price through the July 2013 completion date, the Company may receive additional shares under the ASR agreement.

The $100.0 million payment was initially split and recorded as a $65.0 million increase to Treasury stock and a $35.0 million decrease to Additional paid in capital on the Company’s Consolidated Statement of Financial Condition to reflect the initial estimate of the value of shares received. The authorized repurchase program, except for the ASR, may be modified, suspended, terminated, or extended by the Company at any time without prior notice. The additional $200.0 million balance of the authorization under the 2012 Repurchase Program will be available for utilization through December 14, 2014 at the Company’s discretion.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.50% to 1.00%. The Company incurred $6.1 million in fees associated with the repricing which are reflected in “Other expense (income)” on the Company’s Consolidated Statement of Income for the year ended December 31, 2011.

On December 30, 2011, the Company made a $35.0 million prepayment on the 2011 Term Loan.

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

The 2011 Term Loan bore interest equal to the greater of LIBOR or 1.00% plus 2.50%. As of December 31, 2012, the 2012 Term Loan bears interest of LIBOR plus 2.25%, or 2.46%.

In connection with entering into the Amended and Restated Credit Facility, the Company paid $5.7 million in fees, $3.9 million of which are being deferred. These financing fees, together with $8.6 million of existing fees related to prior credit facilities which continue to be deferred, will be amortized over the life of the Amended and Restated Credit Facility. At December 31, 2012, $10.6 million of the deferred financing fees remain unamortized, $2.8 million of which is included in “Prepaid and other assets” and $7.8 million of which is included in “Other non-current assets” on the Company’s Consolidated Statement of Financial Condition.

Current maturities of long-term debt at December 31, 2012 was $43.1 million, net of a $0.9 million discount. Long-term debt, net of current maturities at December 31, 2012 was $811.6 million, net of a $2.4 million discount.

Current maturities of long-term debt at December 31, 2011 was $10.3 million, net of a $0.9 million discount. Long-term debt, net of current maturities at December 31, 2011 was $1,066.6 million, net of a $3.8 million discount.

The Company amortized $18.1 million and $5.8 million of deferred financing fees in interest expense during the year ended December 31, 2012 and 2011, respectively. Approximately $5.3 million and $1.1 million of debt discount was amortized in interest expense during the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, the fair market value of the Company’s debt obligations were $862.3 million and $1,089.7 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value as discussed in Note 7, “Fair Value Measures,” and represents Level 2 valuations. We utilize the market approach and obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

The aggregate amount of all long-term debt principal to be repaid for the years following December 31, 2012, is as follows:

For the Years Ending December 31,	Amount
(in thousands)
2013	$44,000
2014	66,000
2015	88,000
2016	352,000
2017	308,000

Total	$858,000

The Amended and Restated Credit Facility also amended certain negative covenants, including financial covenants.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December, 31, 2012, the Company’s Retained Earnings of $547.7 million were restricted as to the payments of dividends. As outlined in the Amended and Restated Credit Facility, the Company cannot pay or declare any dividends except out of amounts available for restricted payments. As of December 31, 2012, the amount available for restricted payments was $168.5 million, reflecting the Company’s cumulative retained cash flows (“CRCF”), as defined in the Amended and Restated Credit Facility, through December 31, 2011 and adjusted for any restricted payments made during the year ended December 31, 2012. The amounts available for restricted payments will be adjusted during the quarter ending March 31, 2013 to reflect the Company’s CRCF through the year ended December 31, 2012. To the extent the CRCF is utilized for other actions restricted under the Amended and Restated Credit Facility, including stock repurchases and acquisitions, the amount available for restricted payments will be reduced.

Derivatives and Hedging Activities. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company had entered into derivative financial instruments to manage exposures that arose from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates and may do so again in the future. The Company’s derivative financial instruments were used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar.

Cash Flow Hedges of Interest Rate Risk. As a result of the repayment of the 2011 Term Loan on May 4, 2012 and the 2010 Term Loan on March 14, 2011, the Company discontinued prospective hedge accounting on its then-existing interest rate swaps as they no longer met hedge accounting requirements. The Company has not entered into new interest rate swaps to hedge its debt and it is not required to do so under the Amended and Restated Credit Facility. The Company will continue to report the net loss related to the discontinued cash flow hedges in Accumulated Other Comprehensive Income and is expected to reclassify this amount into earnings during the contractual term of the swap agreements. During the next 12 months, the Company estimates that an additional $1.4 million will be reclassified as an increase to interest expense.

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2012, the Company had the three outstanding foreign currency forwards that were not designated as hedges in qualifying hedging relationships:

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Consolidated Statements of Financial Condition:

(in thousands)	Consolidated Statements of Financial Condition Location	As of December 31, 2012	As of December 31, 2011
Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate swaps	Other accrued liabilities	$—	$(2,387)
Foreign exchange contracts	Other accrued liabilities	(203)	$—
Asset derivatives:
Foreign exchange contracts	Prepaid and other assets	$3	$—

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative (Effective Portion) for the Years Ended			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for the Years Ended			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Years Ended
(in thousands)	December 31, 2012	December 31, 2011	November 30, 2010		December 31, 2012	December 31, 2011	November 30, 2010		December 31, 2012	December 31, 2011	November 30, 2010
Interest Rate Swaps	$(695)	$(4,506)	$(2,628)	Interest expense	2,437	$(2,062)	$(3,072)	Interest expense	$—	$35	$(3,088)

	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative (Effective Portion) for the One Month Ended December 31, 2010	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for One Month Ended December 31, 2010	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the One Month Ended December 31, 2010
Derivatives in Cash Flow Hedging Relationships (in thousands)
Interest rate swaps	$968	Interest expense	$(143)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative for the Years Ended December 31,
(in thousands)		2012	2011	2010
Foreign exchange contracts	Other expense	($200)	$—	$—

7. FAIR VALUE MEASURES

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:

Cash equivalents	$—	$—	$—	$—

Short-term investments:
U.S. Treasury securities	70,898	—	70,898	—

Total short-term investments	70,898	—	70,898	—

Foreign exchange contracts	3	—	3	—

Total financial assets	$70,901	$—	$70,901	$—

Liabilities:

Foreign exchange contracts	$203	$—	$203	$—

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:

Cash equivalents	$27,000	$—	$27,000	$—

Short-term investments:
U.S. Treasury securities	135,492	—	135,492	—
Tradable certificates of deposit	4,998	—	4,998	—

Total short-term investments	140,490	—	140,490	—

Total financial assets	$167,490	$—	$167,490	$—

Liabilities:

Interest rate swaps	$2,387	$—	$2,387	$—

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s foreign exchange forward contracts were classified within Level 2, as they were valued using pricing models that took into account the contract terms as well as multiple observable inputs where applicable, such as prevailing spot rates & forward points.

The Company’s debt obligations were classified within Level 2, as they were valued utilizing the market approach by obtaining security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

8. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at December 31, 2012 and 2011 consisted of the following:

	As of
	December 31, 2012	December 31, 2011
	(in thousands)
Computer & related equipment	$67,529	$70,170
Furniture & fixtures (1)	7,847	4,868
Leasehold improvements (1)	48,405	22,219
Work-in-process	2,716	454

Subtotal	126,497	97,711
Accumulated depreciation and amortization	(59,078)	(60,088)

Property, equipment and leasehold improvements, net	$67,419	$37,623

(1)

The increase in furniture & fixtures and leasehold improvements as of December 31, 2012 compared to December 31, 2011 primarily relates to the Company’s new office spaces in New York, New York and Rockville, Maryland, both of which the Company began occupying during the year ended December 31, 2012.

Depreciation and amortization expense of property, equipment and leasehold improvements was $18.7 million, $19.4 million and $17.4 million for the years ended December 31, 2012, December 31, 2011 and November 30, 2010, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $1.8 million for the one month ended December 31, 2010.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill.

The Company carries goodwill as a result of its acquisitions of Barra, RiskMetrics, Measurisk and IPD, as reflected in the table below:

	Performance and Risk	Governance	Total
(in thousands)

Goodwill at December 31, 2011	$1,477,468	$231,117	$1,708,585
Goodwill from acquisition of IPD	73,773	—	73,773
Foreign exchange translation adjustment	1,052	—	1,052

Goodwill at December 31, 2012	$1,552,293	$231,117	$1,783,410

Intangible Assets.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to intangible assets for the years ended December 31, 2012, December 31, 2011 and November 30, 2010, was $63.3 million, $65.8 million and $41.6 million, respectively. Amortization expense related to intangible assets for the one month ended December 31, 2010 was $5.6 million.

The gross carrying amounts, accumulated amortization and net intangible asset totals related to the Company’s identifiable intangible assets are as follows:

	As of
(in thousands)	December 31, 2012	December 31, 2011
Gross Intangible Assets:
Customer relationships	$474,236	$459,010
Trademarks/trade names	256,582	243,440
Technology/software	193,192	191,430
Proprietary process	3,800	3,800
Proprietary data	28,527	—
Non-compete agreements	—	2,780

Subtotal	956,337	900,460
Foreign exchange translation adjustment	836	—

Total intangible assets	$957,173	$900,460

Accumulated Amortization:
Customer relationships	$(92,631)	$(61,003)
Trademarks/trade names	(62,270)	(49,336)
Technology/software	(159,375)	(141,457)
Proprietary process	(1,636)	(1,003)
Proprietary data	(184)	—
Non-compete agreements	—	(2,780)

Subtotal	(316,096)	(255,579)
Foreign exchange translation adjustment	(3)	—

Total intangible assets	$(316,099)	$(255,579)

Net Intangible Assets:
Customer relationships	$381,605	$398,007
Trademarks/trade names	194,312	194,104
Technology/software	33,817	49,973
Proprietary process	2,164	2,797
Proprietary data	28,343	—
Non-compete agreements	—	—

Subtotal	640,241	644,881
Foreign exchange translation adjustment	833	—

Total intangible assets	$641,074	$644,881

Estimated amortization expense for succeeding years is presented below:

For the Years Ending December 31,	Amortization Expense
(in thousands)
2013	57,293
2014	57,062
2015	56,985
2016	54,847
2017	48,734

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Thereafter	366,153

Total	$641,074

10. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. For the years ended December 31, 2012, December 31, 2011 and November 30, 2010, costs relating to 401(k), pension and post-retirement benefit expenses were $19.0 million, $15.9 million and $8.8 million, respectively, and $0.8 million for the one month ended December 31, 2010. Amounts included in cost of services were $12.0 million, $9.8 million and $5.2 million for the years ended December 31, 2012, December 31, 2011 and November 30, 2010, respectively, and $0.5 million for the one month ended December 31, 2010. Amounts included in selling, general and administrative expense related to these pension and post-retirement expenses for the years ended December 31, 2012, December 31, 2011 and November 30, 2010 were $7.0 million, $6.1 million and $3.6 million, respectively, and $0.3 million for the one month ended December 31, 2010.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions and, in the case of the MSCI 401(k) plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations. The Company’s expenses associated with the 401(k) plan and other defined contribution plans for the years ended December 31, 2012, December 31, 2011 and November 30, 2010 were $15.9 million, $14.0 million and $6.8 million, respectively, and $0.7 million for the one month ended December 31, 2010.

Net Periodic Benefit Expense. Net periodic benefit expense incurred by the Company related to defined benefit pension plans was $3.1 million, $1.9 million and $2.0 million for the years ended December 31, 2012, December 31, 2011 and November 30, 2010, respectively, and $0.1 million for the one month ended December 31, 2010.

The Company uses a measurement date of December 31 to calculate obligations under its pension and postretirement plans. As of December 31, 2012, the Company carried a $7.6 million net liability on its books related to its future pension obligations. The fair value of the defined benefit plan assets were $13.4 million at December 31, 2012.

11. SHARE-BASED COMPENSATION

On November 6, 2007, the Company’s Board of Directors approved the award of founders grants to its employees in the form of restricted stock units and/or options (“Founders Grant Award”). The restricted stock units and options vested over a four-year period beginning from the November 14, 2007 grant date through November 14, 2011.

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

On December 16, 2009, the Company, as a component of the 2009 annual bonus, awarded certain of its employees with a grant in the form of restricted stock units (“2009 Bonus Award”). The aggregate value of the grants was approximately $13.2 million of restricted stock units. The restricted stock units vest over a three-year period, with one-third vesting on December 20, 2010, December 19, 2011 and December 17, 2012, respectively. Approximately $5.1 million of this grant was awarded to retirement-eligible employees under the award terms. The Company accrued the estimated cost of the 2009 Bonus Award granted to retirement-eligible employees over the 2009 fiscal year. The final tranche of the 2009 Bonus Award vested on December 17, 2012.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2010, the Company awarded certain of its employees with a grant in the form of restricted stock units (“Performance Award”). The Performance Award will performance-vest based upon the Company achieving specific performance targets over a measurement period ended on December 31, 2012 and time-vest over a 31-month period, with one-half time-vested on December 1, 2011 and one-half time-vested on December 31, 2012. The aggregate value of the grants was approximately $15.9 million.

On December 10, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of a special one-time price and time vested stock option award to the Company’s Chief Executive Officer (“2010 CEO Award”). The award was valued at approximately $3.6 million using a Monte Carlo simulation based on the closing price of the Company’s common stock at the close of business on December 13, 2010. The 2010 CEO Award time-vests over a five-year period, with approximately 25% of the award vesting on each of the second, third, fourth and fifth anniversaries of the grant and is subject to certain market performance.

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

In January 2013, the Company, as a component of the 2012 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units (“2012 Bonus Award”). The total number of units granted was 636,588. The aggregate value of the grants was approximately $21.7 million. Approximately $6.2 million was awarded to retirement eligible employees under the award terms which had been expensed in the year ended December 31, 2012.

During the year ended December 31, 2012, the Company awarded 4,544 shares in MSCI common stock and 18,603 restricted stock units to directors who were not employees of the Company during the period. During the year ended December 31, 2011, the Company awarded 7,840 shares in MSCI common stock and 21,259 restricted stock units to directors who were not employees of the Company during the period.

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

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to use newly issued shares for certain shares of common stock held in treasury.

The components of share-based compensation expense related to the awards to Company employees and directors who are not employees of the Company of restricted stock units and restricted stock awards (representing shares of common stock) and options to purchase shares of common stock, as applicable, are presented below:

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended			One Month Ended
(in thousands)	December 31, 2012	December 31, 2011	November 30, 2010	December 31, 2010

Deferred stock	$23,198	$27,067	$24,632	$2,080
Stock options	2,398	4,682	7,653	752

Total	$25,596	$31,749	$32,285	$2,832

The amount of this expense included in cost of services for the years ended December 31, 2012, December 31, 2011 and November 30, 2010 was $9.6 million, $12.4 million and $12.0 million, respectively, and $1.4 million for the one month ended December 31, 2010. The amount of this expense included in selling, general and administrative expense for the years ended December 31, 2012, December 31, 2011 and November 30, 2010 was $16.0 million, $19.3 million and $17.3 million, respectively, and $1.4 million for the one month ended December 31, 2010. The amount of this expense included in restructuring expense was less than $0.1 million for the year ended December 31, 2011 and was $3.0 million for the year ended November 30, 2010.

The tax benefits for share-based compensation expense related to deferred stock and stock options granted to Company employees and to directors who are not employees of the Company were $1.0 million, $7.3 million and $8.5 million for the year ended December 31, 2012, December 31, 2011 and November 30, 2010, respectively. The tax benefits for share-based compensation expense related to deferred stock and stock options granted to Company employees and to directors who are not employees of the Company were $0.3 million for the one month ended December 31, 2010.

As of December 31, 2012, approximately $11.0 million of compensation cost related to MSCI unvested share-based awards granted to the Company’s employees and to directors who are not employees of the Company had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will be recognized primarily over the next one to three years.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of common stock. As of December 31, 2012, approximately 7.1 million shares of common stock were available for future grant under these plans.

Deferred Stock Awards. Certain Company employees have been granted deferred stock awards pursuant to its share-based compensation plan. The plan provides for the deferral of a portion of certain employees’ discretionary compensation with awards made in the form of RSUs, PSUs and restricted stock awards (together, the “Deferred Stock Awards”). Recipients of deferred stock generally have rights to receive dividend equivalents that are not subject to vesting. The Company reports the target number of PSUs granted unless it has determined, based on the actual achievement of performance measures, that an employee will receive a different amount of shares underlying the PSUs, in which case the Company reports the amount of shares employees are likely to receive.

The following table sets forth activity concerning the Company’s vested and unvested deferred stock awards applicable to its employees (share data in thousands):

For the Year Ended December 31, 2012	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Vested and unvested deferred stock awards at December 31, 2011	1,246	$30.42
Granted	708	$33.63
Conversion to common stock	(481)	$28.72
Canceled	(33)	$34.90

Vested and unvested deferred stock awards at December 31, 2012 (1)	1,440	$32.47

(1)	As of December 31, 2012, approximately 1,419 restricted stock units and restricted stock awards, with a weighted average price of $32.44, were vested or expected to vest.

The total fair value of Deferred Stock Awards held by the Company’s employees converted to MSCI common stock during the years ended December 31, 2012, December 31, 2011 and November 30, 2010 was $15.3 million, $35.2 million and $34.3 million, respectively, and $4.7 million for the one month ended December 31, 2010.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth activity concerning the Company’s unvested deferred stock awards related to its employees (share data in thousands):

For the Year Ended December 31, 2012	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested deferred stock awards at December 31, 2011 (1)	949	$30.90
Granted	508	$33.66
Vested	(288)	$30.33
Canceled	(33)	$34.90

Unvested deferred stock awards at December 31, 2012	1,136	$32.16

Unvested deferred stock awards expected to vest	1,114	$32.12

(1)	Unvested deferred stock awards represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligibility requirements.

Stock Option Awards. On December 10, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of the 2010 CEO Award. The award was valued using a Monte Carlo simulation based on the closing price of the Company’s common stock at the close of business on December 13, 2010. No MSCI stock options were issued during the years ended December 31, 2012 and 2011. The weighted average fair value of MSCI stock options issued by the Company in the one month ended December 31, 2010 was $17.08, utilizing the following assumptions:

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

The following table sets forth activity concerning MSCI stock options granted to the Company’s employees for the years ended December 31, 2012 and 2011 (option data and dollar values in thousands, except exercise price):

For the Year Ended December 31, 2012	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregated Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	3,525	$18.76	5.82	N/A
Granted or assumed	—	$—	N/A	N/A
Forfeited	(75)	$19.51	N/A	N/A
Conversion to common stock	(843)	$16.01	N/A	N/A

Options outstanding at December 31, 2012	2,607	$19.62	4.80	$30,823

Options exercisable at December 31, 2012	2,311	$17.92	4.43	$30,212

Options vested or expected to vest	2,603	$19.62	4.80	$30,801

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information relating to the Company’s outstanding stock options as of December 31, 2012 (number of options outstanding and aggregate intrinsic value data in thousands):

At December 31, 2012	Options Outstanding
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Exercise Price	Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
$ 2.76 to $16.48	545	$10.96	3.33	$10,916
$18.00	1,047	$18.00	4.78	$13,603
$20.45 to $25.64	807	$23.18	5.00	$6,303
$36.70	208	$36.70	7.95	$—

Total	2,607			$30,822

The following table presents information relating to the Company’s exercisable stock options as of December 31, 2012 (number of options outstanding and aggregate intrinsic value data in thousands):

At December 31, 2012	Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Exercise Price	Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

$ 2.76 to $16.48	535	$10.88	3.28	$10,764
$18.00	1,047	$18.00	4.78	$13,603
$20.45 to $25.64	729	$22.97	4.77	$5,845
$36.70	—	$36.70	7.95	$—

Total	2,311			$30,212

The intrinsic value of the stock options exercised by the Company’s employees during the years ended December 31, 2012, December 31, 2011 and November 30, 2010 was $60.1 million, $19.4 and $17.4 million, respectively, and $0.1 million for the one month ended December 31, 2010.

12. INCOME TAXES

The provision for income taxes (benefits) consisted of (in thousands):

	For the Years Ended			For the One Month Ended
	December 31, 2012	December 31, 2011	November 30, 2010	December 31, 2010
Current
U.S. federal	$94,022	$53,041	$36,386	$1,487
U.S. state and local	19,067	12,573	9,452	931
Non U.S.	22,277	18,720	14,557	1,462

	135,366	84,334	60,395	3,880

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred
U.S. federal	(24,733)	12,412	4,091	2,864
U.S. state and local	(5,225)	(2,643)	(1,954)	235
Non U.S.	(237)	(4,144)	(1,211)	(247)

	(30,195)	5,625	926	2,852

Provision for income taxes	$105,171	$89,959	$61,321	$6,732

The following table reconciles the provision to the U.S. federal statutory income tax rate:

	For the Years Ended			For the One Month Ended
	December 31, 2012	December 31, 2011	November 30, 2010	December 31, 2010
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%	35.00%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.10%	2.45%	3.13%	3.63%

Change in tax rates applicable to non-U.S. earnings	(1.90%)	(3.33%)	0.33%	(1.05%)
Domestic tax credits	—%	(0.95%)	—%	(4.55%)
Other	1.14%	0.98%	1.49%	(0.28%)

Effective income tax rate	36.34%	34.15%	39.95%	32.75%

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and December 31, 2011, were as follows (in thousands):

	As of
	December 31, 2012	December 31, 2011
Deferred tax assets:
Employee compensation and benefit plans	$33,183	$26,895
Deferred rent	8,592	—
Property, equipment and leasehold improvements, net	—	2,044
State taxes	1,716	2,192
Interest rate swap	523	1,215
Foreign currency translation	144	1,663
Pension	505	171
Unearned revenue	908	1,445
NOL carryforward – current	741	466
NOL carryforward – non-current	3,849	3,198
Other	3,239	5,969

Subtotal	53,400	45,258
Less: valuation allowance	(209)	(779)

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total deferred tax assets	$53,191	$44,479

Deferred tax liabilities:
Intangible assets	$(236,838)	$(242,500)
Property, equipment and leasehold improvements, net	(1,046)	—
Other	—	(1,483)

Total deferred tax liabilities	$(237,884)	$(243,983)

Net deferred tax liabilities	$(184,693)	$(199,504)

Net current deferred tax asset	$49,552	$40,952
Net non-current deferred tax liabilities	(234,245)	(240,456)

Net deferred tax liabilities	$(184,693)	$(199,504)

The following table presents the components of income before provision for income taxes generated by domestic or foreign operations for the periods indicated (in thousands):

	For the Years Ended			For the One Month Ended
	December 31, 2012	December 31, 2011	November 30, 2010	December 31, 2010

Domestic	$237,816	$220,302	$130,899	$17,311

Foreign (1)	51,593	43,111	22,592	3,245

Total income before provision for income taxes	$289,409	$263,413	$153,491	$20,556

(1)	Foreign income before provision for income taxes is defined as income generated from operations located outside the U.S.

Cumulative earnings attributable to foreign subsidiaries were approximately $164.9 million, $121.1 million and $48.6 million for the years ended December 31, 2012 and 2011, and November 30, 2010, respectively, and $49.9 million for the one month ended December 31, 2010. No provisions for income tax that could occur upon repatriation have been recorded on these earnings which are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

The Company changed its intention to permanently reinvest the undistributed earnings of MSCI Ltd. (except for the entities directly held by MSCI Ltd.), RiskMetrics (UK) Ltd., and RiskMetrics (Singapore) Pte Ltd. during the year ended December 31, 2011. With this change, the Company intends to permanently reinvest the undistributed earnings of all foreign operations indefinitely except for any entities that are branches of U.S. companies or check-the-box entities that have elected to be treated as disregarded entities for U.S. tax purposes and are held directly by a U.S. company or MSCI Ltd. As a result of this change, the Company no longer accrues for the U.S. taxes that would be recognized upon repatriation of these earnings.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2012 and 2011, November 30, 2010 and for the one month ended December 31, 2010:

Gross unrecognized tax benefits	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended November 30, 2010	One Month Ended December 31, 2010
(in thousands)
Beginning balance	$13,168	$13,392	$10,974	$13,089
Increases based on tax positions related to the current period	—	—	1,516	154
Increases based on tax positions related to prior periods(1)	349	1,061	3,773	160
Decreases based on tax positions related to prior periods	(427)	(1,132)	(317)	(11)
Increases/(Decreases) related to settlements with taxing authorities	(6,263)	(153)	(887)	—
Increases/(Decreases) related to a lapse of applicable statute of limitations	—	—	(1,970)	—

Ending balance	$6,827	$13,168	$13,089	$13,392

(1)	Includes $3.8 million assumed upon the acquisition of RiskMetrics on June 1, 2010.

The total amount of unrecognized tax benefits was approximately $6.5 million, net of federal benefit of state issues, competent authority and foreign tax credit offsets, as of December 31, 2012, which, if recognized, would favorably affect the effective tax rate in future periods. The Company recognizes the accrual of interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes in the Consolidated Statements of Income. For the year ended December 31, 2012, the Company recognized $1.0 million of interest in the Consolidated Statement of Income. No penalties were recognized in the Consolidated Statement of Income for the year ended December 31, 2012.

The Company is under examination by the Internal Revenue Service and other tax authorities in certain countries, such as the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years currently under examination vary by jurisdiction. During 2010, Morgan Stanley reached a settlement with New York State and New York City tax authorities on issues relating to tax years 2002 through 2006. During the quarter ended December 31, 2012, it was determined that MSCI’s share of the assessed tax and interest was $12.0 million, which the Company paid in accordance with the tax sharing agreement between it and Morgan Stanley, dated as of November 20, 2007. The Company had recorded a reserve of $8.4 million to indemnify Morgan Stanley through December 31, 2011. As a result of the additional assessment, the Company recognized an additional $1.7 million of tax expense, which represents the additional assessment, net of federal tax benefit, in its Consolidated Statement of Income during the year ended December 31, 2012. This reflects the final settlement of the tax issues with Morgan Stanley relating to tax years 2002 through 2006.

The Company may have future settlements with Morgan Stanley related to the ultimate disposition of their New York State and New York City examination relating to the tax years 2007 through 2008 and their IRS examination relating to the tax years 2006 through 2008. The Company does not believe it has any material exposure for the New York State and New York City examination as the tax returns for those years were filed in a method consistent with the findings of the aforementioned settlement for the tax years 2002 through 2006. Additionally, the Company believes it has adequate reserves for any tax issues that may arise out of the IRS examination relating to the tax years 2006 through 2008 and therefore does not believe any related settlement with Morgan Stanley will have a material impact.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

Tax Jurisdiction	Tax Years
United States	2005-2011
California	2009-2011
New York State	2007-2010
New York City	2007-2010
Hong Kong	2006-2011
United Kingdom	2010-2011
Canada	2006-2011
Japan	2009-2011
India	2008-2011

13. ACQUISITIONS

Acquisition of IPD

On November 30, 2012, MSCI Limited, an indirect wholly owned subsidiary of the Company, paid cash of $124.8 million to acquire real estate performance measurement group IPD. The acquisition of IPD expands the Company’s multi-asset class offering by facilitating the integration of private real estate assets into its models, as well as adding a family of real estate indices to the Company’s family of equity indices. IPD is dedicated to the objective measurement of the commercial real estate market. Headquartered in London, with offices around the world, IPD is a leading provider of real estate performance analysis for funds, investors, managers, lenders and occupiers and offers a wide range of services that include research, reporting, benchmarking and indices. The Company incurred approximately $3.0 million in costs associated with the transaction that are reflected in its consolidated financial statements. The acquisition of IPD was not deemed to be an individually significant acquisition. For the year ended December 31, 2012, IPD contributed approximately $3.6 million of revenues and $0.9 million of loss to MSCI’s results of operation.

The acquisition method of accounting is based on ASC Subtopic 805-10, “Business Combinations,” and uses the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” which the Company has adopted as required. The total purchase price for IPD was allocated to the net tangible and intangible assets based upon their fair values as of November 30, 2012. The excess of the purchase price over the fair values of the net tangible assets and intangible assets was recorded as goodwill. The allocation of the purchase price was based upon a valuation and is subject to change within the measurement period. MSCI expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period. The preliminary purchase price allocations for the IPD acquisition were $58.7 million for identifiable intangible assets, $18.9 million for assets other than identifiable intangible assets, $26.6 million for other liabilities and $73.8 million for goodwill.

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

The unaudited pro forma financial information in the table below summarizes the combined results of operations for MSCI and RiskMetrics as though the companies were combined as of December 1, 2008. The pro forma financial information presented also includes the business combination accounting effects resulting from the acquisition including the amortization charges from acquired intangible assets, adjustments to interest income for lower average cash balances, interest expense for borrowings and the amortization of deferred financing fees, debt discounts and prepaid agency fees and the related tax effects as though the aforementioned companies were combined as of December 1, 2008. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the RiskMetrics acquisition had taken place at December 1, 2008.

The unaudited pro forma financial information for the year ended November 30, 2010 combined the historical results of MSCI for the year ended November 30, 2010, the historical results of RiskMetrics for the three month-period ended March 31, 2010 and the historical results of RiskMetrics for the three month-period ended December 31, 2009 (due to differences in reporting periods). The unaudited pro forma financial information and the effects of the pro forma adjustments listed above were as follows for the year ended November 30, 2010:

(in thousands, except per share amount)	Year Ended November 30, 2010
(unaudited)
Operating revenues	$816,419

Cost of services	272,939
Selling, general and administrative	199,290
Restructuring	8,896
Amortization of intangible assets	64,477
Depreciation and amortization of property, equipment and leasehold improvements	21,660

Total operating expenses	567,262

Operating income	249,157
Other expense (income), net	71,430

Income before provision for income taxes	177,727
Provision for income taxes	66,896

Net income	$110,831

Earnings per diluted common share	$0.91

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

The Performance and Risk business is a leading global provider of investment decision support tools, including equity indices, real estate indices and benchmarks, portfolio risk and performance analytics, credit analytics and ESG products. The business provides clients with a broad suite of products and services to assist them with managing equity, fixed income and multi-asset class portfolios. The products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management and analysis, regulatory and client reporting index-linked investment product creation, asset allocation, assessment of

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

social responsibility, environmental stewardship and the effects of climate change on investments, investment manager selection and investment research.

The Governance business is a leading provider of corporate governance products and specialized financial research and analysis services, and governance-related data solutions to institutional investors and corporations around the world. Among other things, the Governance business facilitates the voting of proxies by institutional investors and provides in-depth research and analysis to help inform their voting decisions and identify issuer-specific risk. It offers both global equity security coverage and fully integrated products and services, including proxy voting, policy creation, research, vote recommendations, vote execution, post-vote disclosure and reporting and analytical tools. It also provides class action monitoring and claims filing services to aid institutional investors in the recovery of funds from securities class actions. Within a firewall, a separate unit of the Governance business also provides products and services to corporate clients who may use those products and services to learn about and improve their governance and executive compensation practices.

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

The following table presents MSCI’s operating segments’ results for the years ended December 31, 2012, December 31, 2011 and November 30, 2010 and for the one month ended December 31, 2010:

	Years Ended			One Month Ended
(in thousands)	December 31, 2012	December 31, 2011	November 30, 2010	December 31, 2010
Operating revenues
Performance and Risk	$826,990	$781,355	$604,307	$61,841
Governance	123,151	119,586	58,594	10,683

Consolidated	$950,141	$900,941	$662,901	$72,524

Amortization of intangible assets and depreciation and amortization of property, equipment and leasehold improvements
Performance and Risk	$65,182	$67,558	$51,028	$6,038
Governance	16,816	17,672	7,984	1,324

Consolidated	$81,998	$85,230	$59,012	$7,362

Operating income
Performance and Risk	$334,547	$310,504	$200,369	$24,601
Governance	12,389	11,494	5,754	2,068

Consolidated	$346,936	$321,998	$206,123	$26,669

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area:

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended			One Month Ended
(in thousands)	December 31, 2012	December 31, 2011	November 30, 2010	December 31, 2010
Americas:
United States	$485,603	$457,591	$329,773	$37,882
Other	31,929	32,188	23,546	2,583

Total Americas	517,532	489,779	353,319	40,465

Europe, the Middle East and Africa (“EMEA”):
United Kingdom	118,827	106,648	86,136	8,950
Other	189,465	180,600	128,934	13,917

Total EMEA	308,292	287,248	215,070	22,867

Asia & Australia:
Japan	57,419	58,023	46,872	4,358
Other	66,898	65,891	47,640	4,834

Total Asia & Australia	124,317	123,914	94,512	9,192

Total	$950,141	$900,941	$662,901	$72,524

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
(in thousands)	December 31, 2012	December 31, 2011
Americas:
United States	$2,334,877	$2,369,997
Other	4,608	5,145

Total Americas	2,339,485	2,375,142

EMEA:
United Kingdom	139,714	5,107
Other	8,749	5,617

Total EMEA	148,463	10,724

Asia & Australia:

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Japan	297	364

Other	3,658	4,859

Total Asia & Australia	3,955	5,223

Total	$2,491,903	$2,391,089

15. QUARTERLY RESULTS OF OPERATIONS (unaudited):

	2012				2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Operating revenues	$229,052	$238,565	$235,444	$247,080	$223,298	$226,483	$225,026	$226,134

Cost of services	72,291	73,243	68,350	74,191	70,218	68,840	68,968	69,121
Selling, general and administrative	55,436	57,602	62,973	57,172	51,418	53,321	53,724	54,509
Restructuring	(29)	(22)	—	—	4,431	40	(1,002)	125
Amortization of intangible assets	15,959	15,959	15,959	15,421	16,692	16,423	16,422	16,268
Depreciation and amortization of property, equipment and leasehold improvements	4,416	4,662	4,633	4,989	5,110	5,168	4,669	4,478

Total operating expenses	148,073	151,444	151,915	151,773	147,869	143,792	142,781	144,501

Operating income	80,979	87,121	83,529	95,307	75,429	82,691	82,245	81,633
Interest income	(223)	(237)	(252)	(242)	(143)	(186)	(184)	(335)
Interest expense(1)	12,355	29,581	7,314	7,178	16,587	12,852	13,113	13,267
Other expense (income)	608	516	873	56	5,641	383	(983)	(1,427)

Other expense (income), net	12,740	29,860	7,935	6,992	22,085	13,049	11,946	11,505

Income before provision for income taxes	68,239	57,261	75,594	88,315	53,344	69,642	70,299	70,128
Provision for income taxes	24,273	19,715	27,320	33,863	19,823	23,982	20,512	25,642

Net income	$43,966	$37,546	$48,274	$54,452	$33,521	$45,660	$49,787	$44,486

Earnings per basic common share	$0.36	$0.31	$0.39	$0.44	$0.28	$0.38	$0.41	$0.37

Earnings per diluted common share	$0.35	$0.30	$0.39	$0.44	$0.27	$0.37	$0.40	$0.36

Weighted average shares outstanding used in computing per share data
Basic	121,754	122,030	122,261	122,082	120,282	120,592	120,831	121,146

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Diluted	123,113	123,295	123,450	122,995	122,013	122,235	122,303	122,536

(1)	Increased Interest expense during the second quarter of 2012 was primarily the result of the accelerated recognition of deferred financing costs associated with the refinancing of the Company’s debt that occurred during the quarter.

16. SUBSEQUENT EVENTS

On January 29, 2013, MSCI completed the acquisition of Investor Force Holdings, Inc. (“InvestorForce”) by paying $23.5 million in cash, subject to a working capital adjustment that is to be finalized within 60 days of closing. InvestorForce is a leading provider of performance reporting solutions to the institutional investment community in the United States, providing investment consultants with an integrated solution for daily monitoring, analysis and reporting on institutional assets. The acquisition of InvestorForce will enhance MSCI’s position as a leader in performance analysis and risk transparency and furthers its goal of providing investment decision support tools to institutional investors across all client segments and asset classes. The acquisition of InvestorForce is not expected to have a material impact on MSCI’s results of operations in the year ending December 31, 2013.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation	10-Q	001-33812	3.1	5/4/2012

3.2	Amended and Restated By-laws	10-Q	001-33812	3.2	5/4/2012

4.1	Form of Senior Debt Indenture	S-3	333-181533	4.1	5/18/2012

4.2	Form of Subordinated Debt Indenture	S-3	333-181533	4.2	5/18/2012

4.3	Form of Common Stock Certificate	10-Q	001-33812	4.1	5/4/2012

10.1†	Index License Agreement for Funds, dated as of March 18, 2000, between Morgan Stanley Capital International and Barclays Global Investors, N.A.	10-K	001-33812	10.1	2/29/2012

10.2†	Amendment to Index License Agreement for Funds between Morgan Stanley Capital International and Barclays Global Investors, N.A.	10-K	001-33812	10.2	2/29/2012

10.3†	Letter Agreement to Amend MSCI-BGI Fund Index License Agreement, dated as of June 21, 2001, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.3	1/31/2011

10.4†	Addendum to the Index License Agreement for Funds, dated as of September 18, 2002, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.4	9/26/2007

10.5†	Amendment to the Index License Agreement for Funds, dated as of December 3, 2004, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.5	10/26/2007

10.6†	Amendment to the Index License Agreement for Funds, dated as of May 1, 2005, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.6	9/26/2007

10.7†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2006, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.7	10/26/2007

10.8	Amendment to Index License Agreement for Funds, dated as of June 5, 2007, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.8	1/31/2011

10.9†	Amendment to Index License Agreement for Funds, dated as of November 7, 2008, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.9	2/29/2012

10.10†	Amendment to Index License Agreement for Funds, dated as of December 9, 2008, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.2	7/2/2010

10.11	Amendment to Index License Agreement for Funds, dated as of April 1, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.11	1/29/2010

10.12†	Amendment to Index License Agreement for Funds, dated as of May 21, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.3	7/2/2010

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.13	Amendment to Index License Agreement for Funds, dated as of September 30, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.4	7/2/2010

10.14	Amendment to Index License Agreement for Funds, dated as of October 6, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.14	1/29/2010

10.15††	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.). Replaces in its entirety the Amendment to Index License Agreement for Funds, dated as of October 27, 2009, between MSCI Inc. and Barclays Global Investors, N.A. filed as Exhibit 10.15 to Form 10-K (001-33812) filed with the SEC on February 29, 2012.	Filed Herewith

10.16	Trademark License Agreement, dated as of March 18, 2002, between Morgan Stanley Dean Witter & Co. and Morgan Stanley Capital International Inc.	S-1	333-144975	10.9	9/26/2007

10.17	Amendment No. 1 to Trademark License Agreement, dated July 21, 2008, between Morgan Stanley and MSCI Inc.	10-Q	001-33812	10.6	10/6/2008

10.18	Intellectual Property Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.10	2/28/2008

10.19	Amendment No. 1 to Intellectual Property Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc.	10-Q	001-33812	10.4	10/6/2008

10.20	Services Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.11	2/28/2008

10.21	Amendment No. 1 to Services Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc.	10-Q	001-33812	10.5	10/6/2008

10.22	Letter Agreement to Services Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc.	8-K	001-33812	10.3	5/22/2009

10.23	Tax Sharing Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.12	2/28/2008

10.24	Shareholder Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.13	2/28/2008

10.25	Amended and Restated Shareholder Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc.	10-Q	001-33812	10.3	10/6/2008

10.26	Credit Agreement, dated as of June 1, 2010 among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley & Co. Incorporated, as Collateral Agent, Morgan Stanley Senior Funding, Inc., as Swing Line Lender and L/C Issuer and the other lenders party thereto, as amended by Amendments No. 1 and 2 thereto, dated as of February 4, 2011 and March 14, 2011, respectively, each among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley & Co. Incorporated, as Collateral Agent, Morgan Stanley Senior Funding, Inc., as Swing Line Lender and L/C Issuer and the other lenders party thereto, as amended and restated by Exhibit 10.64.	8-K 8-K 8-K	001-33812 001-33812 001-33812	2.2 2.1 2.2	6/7/2010 3/18/2011 3/18/2011

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.27	Asset Purchase Agreement, dated July 22, 2008, between MSCI Inc. and Morgan Stanley	10-Q	001-33812	10.7	10/6/2008

10.28	Separation Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc.	8-K	001-33812	10.1	5/22/2009

10.29	Employee Matters Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc.	8-K	001-33812	10.2	5/22/2009

10.30*	MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan			Filed Herewith

10.31*	MSCI Independent Directors’ Equity Compensation Plan as amended and restated on January 12, 2011	10-K	001-33812	10.39	1/31/2011

10.32*	MSCI Inc. Performance Formula and Incentive Plan	Proxy	001-33812	Annex C	2/28/2008

10.33*	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options	10-K	001-33812	10.19	2/28/2008

10.34*	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. Independent Directors’ Equity Compensation Plan			Filed Herewith

10.35*	RiskMetrics Group, Inc. 2000 Stock Option Plan	S-8	333-165888	99.1	6/3/2010

10.36*	RiskMetrics Group, Inc. 2004 Stock Option Plan	S-8	333-165888	99.2	6/3/2010

10.37*	Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan	S-8	333-165888	99.3	6/3/2010

10.38*	RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan			Filed Herewith

10.39*	Form of Performance Award Agreement for Restricted Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.44	1/31/2011

10.40*	Form of Performance Award Agreement for Restricted Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.45	1/31/2011

10.41*	Form of Award Agreement for Restricted Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.46	1/31/2011

10.42*	Form of Award Agreement for Restricted Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.47	1/31/2011

10.43*	Form of Performance Award Agreement for Performance Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.50	1/31/2011

10.44*	Form of Performance Award Agreement for Performance Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.51	1/31/2011

10.45*	Award Agreement for 2010 Price Vested Stock Option Award for the Chief Executive Officer under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.54	1/31/2011

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.46*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	Filed Herewith

10.47*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	Filed Herewith

10.48†	Amendment to Index License Agreement for Funds, dated as of December 15, 2009, between MSCI Inc. and Blackrock Institutional Trust Company, N.A.	10-K	001-33812	10.57	1/31/2011

10.49	Amendment to Index License Agreement for Funds, dated as of June 13, 2011, between MSCI Inc. and BlackRock Institutional Trust Company, N.A.	10-K	001-33812	10.58	2/29/2012

10.50	Amendment to Index License Agreement for Funds, dated as of May 20, 2010	10-K	001-33812	10.59	1/31/2011

10.51†	Schedule No. 11043 to the Master Index License Agreement for Index Based Funds between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.), dated as of September 1, 2010	10-K	001-33812	10.60	1/31/2011

10.52†	Amendment to the Index License Agreement for Funds, dated as of November 19, 2010 between MSCI Inc. and Barclays Global Investors, N.A.	Filed Herewith

10.53	Amendment to the Index License Agreement for Funds, dated as of June 21, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)	10-K	001-33812	10.62	2/29/2012

10.54†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K/A	001-33812	10.63	7/20/2012

10.55†	Amendment to the Index License Agreement for Funds, dated as of August 23, 2011, by and between MSCI Inc. and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.56	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)	10-K	001-33812	10.65	2/29/2012

10.57†	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.58	Amendment to the Index License Agreement for Funds, dated as of December 16, 2011, by and between MSCI Inc. (formerly, Morgan Stanley	10-K	001-33812	10.67	2/29/2012

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

	Capital International, Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

10.59	Agreement of Lease dated September 16, 2011, by and between 7 World Trade Center, LLC and MSCI Inc.	8-K	001-33812	10.1	9/22/2011

10.60*	Director Deferral Plan	10-Q	001-33812	10.1	8/5/2011

10.61*	Offer Letter, executed May 25, 2012, between MSCI Inc. and Robert Qutub	8-K	001-33812	10.1	5/30/2012

10.62*	Change of Employment Status and Release Agreement, executed August 2, 2012, between MSCI Inc. and David M. Obstler	10-Q	001-33812	10.2	8/3/2012

10.63†	Datafeed License Agreement dated as of May 31, 2012, by and between Broadridge Investor Communication Solutions, Inc. and Institutional Shareholder Services Inc.	10-Q/A	001-33812	10.55	11/16/2012

10.64	Amended and Restated Credit Agreement dated as of May 4, 2012 among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Swing Line Linder and L/C Issuer, Morgan Stanley & Co. Incorporated, as Collateral Agent and the other lenders party thereto	10-Q	001-33812	10.26	5/4/2012

10.65	Fixed Dollar Capped Accelerated Share Repurchase Transaction dated as of December 13, 2012, between MSCI Inc. and Morgan Stanley & Co. LLC			Filed Herewith

10.66††	Amendment to the Index License Agreement for Funds, dated as of February 16, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)			Filed Herewith

10.67††	Amendment to the Index License Agreement for Funds, dated as of April 9, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)			Filed Herewith

10.68††	Amendment to the Index License Agreement for Funds, dated as of June 1, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)			Filed Herewith

10.69††	Amendment to the Index License Agreement for Funds, dated as of August 17, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock			Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

10.70††	Amendment to the Index License Agreement for Funds, dated as of August 20, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)			Filed Herewith

10.71††	Amendment to the Index License Agreement for Funds, dated as of November 6, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)			Filed Herewith

10.72††	Amendment to the Index License Agreement for Funds, dated as of November 15, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)			Filed Herewith

21.1	Subsidiaries of the Registrant			Filed Herewith

23.1	Consent of Deloitte & Touche LLP			Filed Herewith

24.1	Powers of Attorney (included as part of Signature Page)			Filed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer			Filed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer			Filed Herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer			Furnished Herewith

101.INS	XBRL Instance Document.			Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document.			Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.			Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.			Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.			Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.			Filed Herewith

*	Indicates a management compensation plan, contract or arrangement.
†	Confidential treatment has been granted for a portion of this exhibit.
††	Confidential treatment requested.