Form 10-Q
period 2013-03-31
MSCI Inc.
filed 2013-05-10
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 29, 2013, there were 120,720,799 shares of the Registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

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

MSCI Inc.’s internet site is www.msci.com. You can access MSCI Inc.’s Investor Relations webpage at http://ir.msci.com. MSCI Inc. makes available free of charge, on or through its Investor Relations webpage, its proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. MSCI Inc. also makes available, through its Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of MSCI Inc.’s equity securities filed by its directors, executive officers, 5% or greater shareholders and others under Section 16 of the Exchange Act.

MSCI Inc. has a Corporate Governance webpage. You can access information about MSCI Inc.’s corporate governance at http://ir.msci.com/governance.cfm. MSCI Inc. posts the following on its Corporate Governance webpage:

•	Charters for our Audit Committee, Compensation Committee and Nominating and Governance Committee;

•	Corporate Governance Policies;

•	Procedures for Submission of Ethical Accounting Related Complaints; and

•	Code of Ethics and Business Conduct.

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	As of
	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$263,029	$183,309
Short-term investments	—	70,898
Accounts receivable (net of allowances of $1,016 and $964 as of March 31, 2013 and December 31, 2012, respectively)	166,915	153,557
Deferred taxes	53,743	49,552
Prepaid taxes	15,385	32,431
Prepaid and other assets	24,261	25,088

Total current assets	523,333	514,835
Property, equipment and leasehold improvements (net of accumulated depreciation of $62,388 and $59,078 at March 31, 2013 and December 31, 2012, respectively)	64,608	67,419
Goodwill	1,799,453	1,783,410
Intangible assets (net of accumulated amortization of $330,370 and $316,099 at March 31, 2013 and December 31, 2012, respectively)	631,385	641,074
Other non-current assets	13,081	12,901

Total assets	$3,031,860	$3,019,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,138	$2,985
Accrued compensation and related benefits	45,556	113,359
Other accrued liabilities	42,581	42,486
Current maturities of long term debt	43,106	43,093
Deferred revenue	350,470	308,022

Total current liabilities	482,851	509,945
Long term debt, net of current maturities	785,856	811,623
Deferred taxes	234,500	234,245
Other non-current liabilities	39,915	38,595

Total liabilities	1,543,122	1,594,408

Commitments and Contingencies (see Note 8)

Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 shares authorized; 124,894,334 and 124,033,980 shares issued and 120,695,497 and 120,114,586 shares outstanding at March 31, 2013 and December 31, 2012, respectively)	1,249	1,240
Treasury shares, at cost (4,198,837 and 3,919,394 shares at March 31, 2013 and December 31, 2012, respectively)	(130,323)	(120,926)
Additional paid in capital	1,016,899	1,000,014
Retained earnings	606,636	547,699
Accumulated other comprehensive income (loss)	(5,723)	(2,796)

Total shareholders’ equity	1,488,738	1,425,231

Total liabilities and shareholders’ equity	$3,031,860	$3,019,639

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(unaudited)
Operating revenues	$251,909	$229,052

Cost of services	80,185	72,291
Selling, general and administrative	61,631	55,436
Restructuring	—	(29)
Amortization of intangible assets	14,486	15,959
Depreciation and amortization of property, equipment and leasehold improvements	5,080	4,416

Total operating expenses	161,382	148,073

Operating income	90,527	80,979

Interest income	(268)	(223)
Interest expense	7,020	12,355
Other expense	224	608

Other expense (income), net	6,976	12,740

Income before provision for income taxes	83,551	68,239
Provision for income taxes	24,614	24,273

Net income	$58,937	$43,966

Earnings per basic common share	$0.49	$0.36

Earnings per diluted common share	$0.48	$0.35

Weighted average shares outstanding used in computing earnings per share
Basic	120,746	121,754

Diluted	121,702	123,113

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(unaudited)
Net income	$58,937	$43,966
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,462)	3,529
Income tax effect	2,110	(1,390)

Foreign currency translation adjustments, net	(3,352)	2,139

Unrealized gains (losses) on cash flow hedges	593	28
Income tax effect	(226)	(33)

Unrealized gains (losses) on cash flow hedges, net	367	(5)

Unrealized gains on available-for-sale securities	(5)	(9)
Income tax effect	2	3

Unrealized gains on available-for-sale securities, net	(3)	(6)

Pension and other post-retirement adjustments	92	17
Income tax effect	(31)	(5)

Pension and other post-retirement adjustments, net	61	12

Other comprehensive income (loss), net of tax	(2,927)	2,140

Comprehensive income	$56,010	$46,106

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(unaudited)
Cash flows from operating activities
Net income	$58,937	$43,966
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	14,486	15,959
Share-based compensation expense	6,811	5,843
Depreciation of property, equipment and leasehold improvements	5,080	4,416
Amortization of debt origination fees	762	1,268
Deferred taxes	(5,143)	(5,687)
Amortization of discount on long-term debt	246	229
Excess tax benefits from share-based compensation	(1,172)	(1,262)
Other non-cash adjustments	(1,108)	(74)
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(14,213)	8,574
Prepaid income taxes	18,418	22,596
Prepaid and other assets	827	1,761
Accounts payable	(2,179)	(70)
Deferred revenue	43,405	40,951
Accrued compensation and related benefits	(61,639)	(71,230)
Other accrued liabilities	2,814	1,392
Other	4,715	875

Net cash provided by operating activities	71,047	69,507

Cash flows from investing activities
Proceeds from redemption of short-term investments	70,900	22,695
Purchase of investments	—	(76,331)
Acquisitions, net of cash acquired	(23,168)	—
Capital expenditures	(4,800)	(4,292)

Net cash provided by (used in) investing activities	42,932	(57,928)

Cash flows from financing activities
Repayment of long-term debt	(26,000)	(2,812)
Repurchase of treasury shares	(9,397)	(2,309)
Proceeds from exercise of stock options	3,764	3,343
Excess tax benefits from share-based compensation	1,172	1,262

Net cash used in financing activities	(30,461)	(516)

Effect of exchange rate changes	(3,798)	2,748

Net increase in cash	79,720	13,811
Cash and cash equivalents, beginning of period	183,309	252,211

Cash and cash equivalents, end of period	$263,029	$266,022

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,240	$10,863

Cash paid for income taxes	$10,175	$7,123

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$1,255	$3,256

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

MSCI Inc. together with its wholly-owned subsidiaries (the “Company” or “MSCI”) is a global provider of investment decision support tools, including indices, portfolio risk and performance analytics and corporate governance products and services. The Company’s flagship products are its global equity indices and environmental, social and governance (“ESG”) products marketed under the MSCI and MSCI ESG brands, its portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand, its market and credit risk analytics marketed under the RiskMetrics and Barra brands, its governance research and outsourced proxy voting and reporting services, and executive compensation analytics tools marketed under the ISS brand, its valuation models and risk management software for the energy and commodities markets marketed under the FEA brand, its private real estate benchmarks marketed under the IPD brand and its products for monitoring, analysis and reporting on institutional assets for institutional investment consultants marketed under the InvestorForce brand.

MSCI operates as two segments, the Performance and Risk business and the Governance business. The Performance and Risk business is a global provider of investment decision support tools, including equity indices, real estate indices and benchmarks, portfolio risk and performance analytics, credit analytics and ESG products. The Governance business is a provider of corporate governance products, services and data solutions to institutional shareholders and corporations around the world. (See Note 12, “Segment Information,” for further information about MSCI’s operating segments.)

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI Inc. and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of March 31, 2013 and December 31, 2012, the results of operations and comprehensive income for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated financial statement information as of December 31, 2012 has been derived from the 2012 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of revenue, research and development and software capitalization, the allowance for doubtful accounts, impairment of long-lived assets, accrued compensation, income taxes and other matters that affect the unaudited condensed consolidated financial statements and related disclosures. The Company believes that estimates used in the preparation of these unaudited condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.

Inter-company balances and transactions are eliminated in consolidation.

Adjustment to Revenues

During the three months ended March 31, 2012, as a result of a one-time adjustment, the Company recorded a $5.2 million cumulative revenue reduction to correct an immaterial error related to revenues previously reported through December 31, 2011. The effect of recording this adjustment in the three months ended March 31, 2012 resulted in a one-time decrease to the energy and commodity analytics products revenues in the Company’s Unaudited Condensed Consolidated Statement of Income and an increase in deferred revenues in the Company’s Unaudited Condensed Consolidated Statement of Financial Condition. It was determined that under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, “Software Revenue Recognition,” the Company incorrectly established vendor specific objective evidence (“VSOE”) for certain energy and commodity analytics products and as a result should not have been recognizing a substantial portion of the revenue immediately upon delivery or renewal of a time based subscription license, the terms of which are generally one year. Rather, the entire license fee should have been recognized ratably over the term of the license. As such, the Company made the cumulative adjustment effective January 1, 2012 and started recognizing

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

revenue related to all contracts still in effect as of this date ratably over the remainder of the term. The Company began recognizing revenue ratably over the contract term for any new contracts entered into on or after January 1, 2012. Based upon an evaluation of all relevant factors, management believes the correcting adjustment did not have a material impact on the Company’s previously reported results and, accordingly, has determined that restatement of previously issued financial statements is not necessary.

Concentrations

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash deposits and short-term investments. At March 31, 2013 and December 31, 2012, cash and cash equivalent amounts were $263.0 million and $183.3 million, respectively. The Company held no short-term investments at March 31, 2013. At December 31, 2012, the Company had invested $70.9 million in U.S. Treasury Securities with maturity dates ranging from 91 to 360 days from the date of purchase. The Company receives interest at prevailing money market fund rates on its cash deposits.

For the three months ended March 31, 2013 and 2012, no single customer accounted for 10.0% or more of the Company’s operating revenues.

2. RECENT ACCOUNTING STANDARDS UPDATES

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” or ASU 2013-02. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes thereto, significant amounts reclassified from accumulated other comprehensive income by the respective net income line item. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

3. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

As required by ASC Subtopic 220-10, “Comprehensive Income—Overall,” the following table presents the amounts reclassified from accumulated other comprehensive income by the respective line item in the Unaudited Condensed Consolidated Statements of Income:

Reclassifications Out of Accumulated Other Comprehensive Income (a)

(in thousands)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Unaudited Condensed Consolidated Statement of Income
	Three Months Ended
	March 31, 2013
Unrealized losses on cash flow hedges
Interest rate contracts	$(593)	Interest expense
	226	Tax benefit

	$(367)	Net of tax

Unrealized gains on available-for-sale securities
Insignificant items	$5	Interest income
	(2)	Tax expense

	$3	Net of tax

Total reclassifications for the period, net of tax	$(364)

(a)	Amounts in parenthesis indicate losses moved to the Unaudited Condensed Consolidated Statements of Income.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Shares of common stock outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were no restricted stock units or stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2013 or 2012 because of their anti-dilutive effect.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Three Months Ended
	March 31, 2013	March 31, 2012
(in thousands, except per share amounts)
Net income	$58,937	$43,966
Less: Allocations of earnings to unvested restricted stock units (1)	(237)	(271)

Earnings available to MSCI common shareholders	$58,700	$43,695

Basic weighted average common shares outstanding	120,746	121,754

Basic weighted average common shares outstanding	120,746	121,754
Effect of dilutive securities:
Stock options and restricted stock units	956	1,359

Diluted weighted average common shares outstanding	121,702	123,113

Earnings per basic common share	$0.49	$0.36

Earnings per diluted common share	$0.48	$0.35

(1)	Restricted stock units granted prior to 2013 have a right to participate in all of the earnings of the Company in the computation of basic EPS and, therefore, these restricted stock units are not included as incremental shares in the diluted EPS computation.

5. SHORT-TERM INVESTMENTS

In the three months ended March 31, 2013, the Company began investing excess cash in money market funds and other similar cash equivalents rather than in U.S. Treasury securities and other short-term investments as it had in prior periods. As a result, the Company held no short-term investments as of March 31, 2013. The fair value and gross unrealized gains and losses of securities available-for-sale as of December 31, 2012 were as follows:

(in thousands)	Amortized Cost plus Accrued Interest	Gross unrealized gains	Gross unrealized losses	Estimated Fair value
Debt securities available-for-sale
U.S. Treasury securities	$70,893	$5	$—	$70,898

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at March 31, 2013 and December 31, 2012 consisted of the following:

	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Computer & related equipment	$68,910	$67,529
Furniture & fixtures	7,642	7,847
Leasehold improvements	48,800	48,405
Work-in-process	1,644	2,716

Subtotal	126,996	126,497
Accumulated depreciation and amortization	(62,388)	(59,078)

Property, equipment and leasehold improvements, net	$64,608	$67,419

Depreciation and amortization expense of property, equipment and leasehold improvements was $5.1 million and $4.4 million for the three months ended March 31, 2013 and 2012, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill.

The Company carries goodwill as a result of its acquisitions of Barra, LLC (“Barra”), RiskMetrics Group, LLC (“RiskMetrics”), Measurisk, LLC (“Measurisk”), IPD Group Limited (“IPD”) and Investor Force Holdings, Inc. (“InvestorForce”), as reflected in the table below:

	Performance and Risk	Governance	Total
(in thousands)

Goodwill at December 31, 2012	$1,552,293	$231,117	$1,783,410
Changes to goodwill (1)	21,423	(468)	20,955
Foreign exchange translation adjustment	(4,912)	—	(4,912)

Goodwill at March 31, 2013	$1,568,804	$230,649	$1,799,453

(1)

Resulting from the acquisition of InvestorForce, which contributed $19.0 million to the Performance and Risk segment, adjustments to the valuation of acquired IPD assets and liabilities, which contributed $2.4 million to the Performance and Risk segment, and the disposal of the CFRA product line, which removed $0.5 million from the Governance segment.

Intangible Assets.

Amortization expense related to intangible assets was $14.5 million and $16.0 million for the three months ended March 31, 2013 and 2012, respectively.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	As of
(in thousands)	March 31, 2013	December 31, 2012
Gross intangible assets:
Customer relationships	$478,736	$474,236
Trademarks/trade names	257,282	256,582
Technology/software	196,492	193,192
Proprietary process	3,800	3,800
Proprietary data	28,527	28,527

Subtotal	964,837	956,337
Foreign exchange translation adjustment	(3,082)	836

Total gross intangible assets	$961,755	$957,173

Accumulated amortization:
Customer relationships	$(100,804)	$(92,631)
Trademarks/trade names	(65,501)	(62,270)
Technology/software	(161,598)	(159,375)
Proprietary process	(1,794)	(1,636)
Proprietary data	(715)	(184)

Subtotal	(330,412)	(316,096)
Foreign exchange translation adjustment	42	(3)

Total accumulated amortization	$(330,370)	$(316,099)

Net intangible assets:
Customer relationships	$377,932	$381,605
Trademarks/trade names	191,781	194,312
Technology/software	34,894	33,817
Proprietary process	2,006	2,164
Proprietary data	27,812	28,343

Subtotal	634,425	640,241
Foreign exchange translation adjustment	(3,040)	833

Total net intangible assets	$631,385	$641,074

The estimated amortization expense for succeeding years is presented below:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2013	$43,327
2014	57,619
2015	57,542
2016	55,404
2017	49,294
2018	46,791
Thereafter	321,408

Total	$631,385

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

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended March 31, 2013 and 2012 was $6.3 million and $6.1 million, respectively.

Share repurchase. On December 13, 2012, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock beginning immediately and continuing through the year ended December 31, 2014 (the “2012 Repurchase Program”). As part of this authorization, on December 13, 2012, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to initiate share repurchases aggregating $100.0 million. The ASR agreement was structured as a capped ASR in which the Company paid $100.0 million and received approximately 2.2 million shares representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. This price is capped such that only under limited circumstances, may the Company be required to deliver shares or, at its election, pay cash at settlement. Additionally, depending on the average share price through the July 2013 completion date, the Company may receive additional shares under the ASR agreement. As of March 31, 2013, no additional shares have been received under the ASR agreement.

The $100.0 million payment was initially split and recorded as a $65.0 million increase to “Treasury stock” and a $35.0 million decrease to “Additional paid in capital” on the Company’s Condensed Consolidated Statement of Financial Condition to reflect the initial estimate of the value of shares received. The 2012 Repurchase Program, except for the ASR, may be modified, suspended, terminated or extended by the Company at any time without prior notice. The additional $200.0 million balance of the authorization under the 2012 Repurchase Program will be available for utilization through December 31, 2014 at the Company’s discretion.

Long-term debt. On June 1, 2010, the Company entered into a senior secured credit agreement comprised of (i) a six-year term loan facility (the “2010 Term Loan”) and (ii) a five-year revolving credit facility (the revolving credit facility, together with the 2010 Term Loan, the “2010 Credit Facility”).

On March 14, 2011, the Company completed the repricing of the 2010 Credit Facility pursuant to Amendment No. 2 to the 2010 Credit Facility (“Amendment No. 2”). Amendment No. 2 provided for the incurrence of a new senior secured term loan (the “2011 Term Loan”). The proceeds of the 2011 Term Loan, together with cash on hand, were used to repay the remaining outstanding balance of the 2010 Term Loan in full. The 2011 Term Loan was to mature in March 2017.

On May 4, 2012, the Company amended and restated its 2010 Credit Facility (the credit agreement as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured five-year Term Loan A Facility in an aggregate amount of $880.0 million (the “2012 Term Loan”) and a $100.0 million senior secured revolving facility (the “2012 Revolving Credit Facility”). The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to repay the remaining outstanding principal of the then-existing 2011 Term Loan. The 2012 Term Loan and the 2012 Revolving Credit Facility mature on May 4, 2017. The Company is required to repay 5.00% per annum of the 2012 Term Loan in quarterly payments over the first two years, 10.00% per annum of the 2012 Term Loan in quarterly payments over the next two years, and 70.00% of the 2012 Term Loan in quarterly payments over the final year.

The 2012 Term Loan bears interest equal to the London Interbank Offered Rate (“LIBOR”) plus a margin. As of March 31, 2013, the 2012 Term Loan bore interest at LIBOR plus a margin of 2.25%, or 2.45%. In March 2013, the Company made a $15.0 million prepayment on the 2012 Term Loan in anticipation of attaining a 0.25% decrease in the margin to be paid on the 2012 Term Loan beginning in the quarter ending June 30, 2013.

In connection with entering into the Amended and Restated Credit Facility, the Company paid $5.7 million in fees, $3.9 million of which are being deferred. These financing fees, together with $8.6 million of existing fees related to prior credit facilities which continue to be deferred, are being amortized over the life of the Amended and Restated Credit Facility. At March 31, 2013, $9.8 million of the deferred financing fees remain unamortized, $2.8 million of which is included in “Prepaid and other assets” and $7.0 million of which is included in “Other non-current assets” on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Current maturities of long-term debt at March 31, 2013 was $43.1 million, net of a $0.9 million discount. Long-term debt, net of current maturities at March 31, 2013 was $785.9 million, net of a $2.1 million discount.

Current maturities of long-term debt at December 31, 2012 was $43.1 million, net of a $0.9 million discount. Long-term debt, net of current maturities at December 31, 2012 was $811.6 million, net of a $2.4 million discount.

The Company amortized $0.8 million and $1.3 million of deferred financing fees into interest expense during the three months ended March 31, 2013 and 2012, respectively. Approximately $0.2 million and $0.2 million of debt discount was amortized into interest expense during the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013 and December 31, 2012, the fair market value of the Company’s debt obligations were $838.2 million and $862.3 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value as discussed in Note 9, “Fair Value Measures,” and represents Level 2 valuations. We utilize the market approach and obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

The Amended and Restated Credit Facility also amended certain negative covenants, including financial covenants.

As of March 31, 2013, the Company’s retained earnings of $606.6 million were restricted as to the payments of dividends. As outlined in the Amended and Restated Credit Facility, the Company cannot pay or declare any dividends except out of amounts available for restricted payments. As of March 31, 2013, the amount available for restricted payments was $455.7 million, reflecting the Company’s cumulative retained cash flows (“CRCF”), as defined in the Amended and Restated Credit Facility, through December 31, 2012 and adjusted for any restricted payments made during the three months ended March 31, 2013. The amounts available for restricted payments were adjusted during the quarter ended March 31, 2013 to reflect the Company’s CRCF through the year ended December 31, 2012. To the extent the CRCF is utilized for other actions restricted under the Amended and Restated Credit Facility, including stock repurchases and acquisitions, the amount available for restricted payments will be reduced.

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

Cash Flow Hedges of Interest Rate Risk. As a result of the repayment of the 2011 Term Loan on May 4, 2012 and the 2010 Term Loan on March 14, 2011, the Company discontinued prospective hedge accounting on its then-existing interest rate swaps as they no longer met hedge accounting requirements. The Company has not entered into new interest rate swaps to hedge its debt and it is not required to do so under the Amended and Restated Credit Facility. The Company will continue to report the net loss related to the discontinued cash flow hedges in Accumulated Other Comprehensive Income and is expected to reclassify this amount into earnings during the contractual term of the swap agreements. During the next 12 months, the Company estimates that an additional $0.8 million will be reclassified as an increase to interest expense.

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2013, the Company had four outstanding foreign currency forwards that were not designated as hedges in qualifying hedging relationships.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition:

(in thousands)	Unaudited Condensed Consolidated Statements of Financial Condition Location	As of March 31, 2013	As of December 31, 2012
Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate swaps	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other accrued liabilities	(723)	(203)
Asset derivatives:
Foreign exchange contracts	Prepaid and other assets	$—	$3

The following tables present the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition and Unaudited Condensed Consolidated Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative (Effective Portion) for the Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for the Three Months Ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended March 31,
(in thousands)	2013	2012		2013	2012		2013	2012
Interest rate swaps	$—	$(588)	Interest expense	$(593)	$(617)	Interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative for the Three Months Ended March 31,
		2013	2012
Foreign exchange contracts	Other expense	$522	$—

9. FAIR VALUE MEASURES

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—

Liabilities:

Foreign exchange contracts	$(723)	$—	$(723)	$—

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:

Short-term investments:
U.S. Treasury securities	$70,898	$—	$70,898	$—

Total short-term investments	70,898	—	70,898	—

Foreign exchange contracts	3	—	3	—

Total financial assets	$70,901	$—	$70,901	$—

Liabilities:

Foreign exchange contracts	$(203)	$—	$(203)	$—

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented. The Company does not hold any financial instruments that would be valued using Level 3 inputs as of the periods presented.

The Company’s short-term investments consisted of U.S. Treasury securities and were classified within Level 2, as there is not an active market for these securities, but the market pricing data used to calculate the value of the instruments was derived from similar securities traded in active markets.

The Company’s foreign exchange forward contracts were classified within Level 2, as they were valued using pricing models that took into account the contract terms as well as multiple observable inputs where applicable, such as prevailing spot rates and forward points.

10. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. For the three months ended March 31, 2013 and 2012, costs relating to 401(k), pension and post-retirement benefit expenses were $6.8 million and $6.5 million, respectively. Amounts included in cost of services were $4.1 million and $4.0 million for the three months ended March 31, 2013 and 2012, respectively. Amounts included in selling, general and administrative expense related to these pension and post-retirement expenses for the three months ended March 31, 2013 and 2012 were $2.7 million and $2.5 million, respectively.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions and, in the case of the MSCI 401(k) plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations. The Company’s expenses associated with the 401(k) plan and other defined contribution plans were $6.2 million and $6.0 million for the three months ended March 31, 2013 and 2012, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense related to defined benefit pension plans was $0.6 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. INCOME TAXES

The Company’s provision for income taxes was $24.6 million and $24.3 million for the three months ended March 31, 2013 and 2012, respectively. These amounts reflect effective tax rates of 29.5% and 35.6% for the three months ended March 31, 2013 and 2012, respectively. The effective rate of 29.5% for the three months ended March 31, 2013 reflects the Company’s estimate of the effective tax rate for the period and is lower than the prior year because of certain discrete items totaling $3.8 million, the effect of which was to decrease the Company’s effective tax rate by 5.7 percentage points.

The Company is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in certain countries, such as the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years currently under examination vary by jurisdiction. During 2010, Morgan Stanley reached a settlement with New York State and New York City tax authorities on issues relating to tax years 2002 through 2006. During the year ended December 31, 2012, it was determined that MSCI’s share of the assessed tax and interest was $12.0 million, which the Company paid in accordance with the tax sharing agreement between it and Morgan Stanley, dated as of November 20, 2007. This reflects the final settlement of these tax issues with Morgan Stanley relating to tax years 2002 through 2006.

The Company may have future settlements with Morgan Stanley related to the ultimate disposition of its New York State and New York City examination relating to the tax years 2007 through 2008 and its IRS examination relating to the tax years 2006 through 2008. The Company does not believe it has any material exposure for the New York State and New York City examination as the tax returns for those years were filed in a method consistent with the findings of the aforementioned settlement for the tax years 2002 through 2006. Additionally, the Company believes it has adequate reserves for any tax issues that may arise out of the IRS examination relating to the tax years 2006 through 2008 and therefore does not believe any related settlement with Morgan Stanley will have a material impact.

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

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

Tax Jurisdiction	Open Tax Years
United States	2005-2011
California	2008-2011
New York State	2007-2011
New York City	2005-2011
Hong Kong	2005-2011
United Kingdom	2010-2011
Canada	2006-2011
Japan	2009-2011
India	2008-2011

12. SEGMENT INFORMATION

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

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Governance business is a leading provider of corporate governance products, services and data solutions to institutional investors and corporations around the world. Among other things, the Governance business facilitates the voting of proxies by institutional investors and provides in-depth research and analysis to help inform their voting decisions and identify issuer-specific risk. It offers both global equity security coverage and fully integrated products and services, including proxy voting, policy creation, research, vote recommendations, vote execution, post-vote disclosure and reporting and analytical tools. It also provides class action monitoring and claims filing services to aid institutional investors in the recovery of funds from securities class actions. Within a firewall, a separate unit of the Governance business also provides products and services to corporate clients who may use those products and services to learn about and improve their governance and executive compensation practices.

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

The following table presents MSCI’s operating segments’ results for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Operating revenues
Performance and Risk	$219,469	$198,089
Governance	32,440	30,963

Consolidated	$251,909	$229,052

Amortization of intangible assets and depreciation and amortization of property, equipment and leasehold improvements
Performance and Risk	$15,255	$16,204
Governance	4,311	4,171

Consolidated	$19,566	$20,375

Operating income
Performance and Risk	$86,699	$77,475
Governance	3,828	3,504

Consolidated	$90,527	$80,979

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area:

	Three Months Ended March 31,
	2013	2012
Revenues	(in thousands)
Americas:
United States	$125,296	$117,003
Other	8,913	7,521

Total Americas	134,209	124,524

Europe, the Middle East and Africa (“EMEA”):
United Kingdom	37,040	27,830
Other	49,910	46,267

Total EMEA	86,950	74,097

Asia & Australia:
Japan	13,040	14,383
Other	17,710	16,048

Total Asia & Australia	30,750	30,431

Total	$251,909	$229,052

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	March 31, 2013	December 31, 2012
Long-lived assets	(in thousands)

Americas:
United States	$2,347,270	$2,334,877
Other	4,742	4,608

Total Americas	2,352,012	2,339,485

EMEA:
United Kingdom	131,501	139,714
Other	7,818	8,749

Total EMEA	139,319	148,463

Asia & Australia:
Japan	266	297
Other	3,849	3,658

Total Asia & Australia	4,115	3,955

Total	$2,495,446	$2,491,903

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. ACQUISITIONS AND DISPOSITIONS

The acquisition method of accounting is based on ASC Subtopic 805-10, “Business Combinations,” and uses the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” which the Company has adopted as required. The total purchase price is allocated to the net tangible and intangible assets based upon their fair values as of the acquisition dates. The excess of the purchase price over the fair values of the net tangible assets and intangible assets was recorded as goodwill. The allocation of the purchase price was based upon a valuation and is subject to change within the one-year measurement period following the acquisition. MSCI expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period.

Acquisition of IPD

On November 30, 2012, MSCI Limited, an indirect wholly owned subsidiary of the Company, paid cash of $124.8 million to acquire real estate performance measurement group IPD. The acquisition of IPD expands the Company’s multi-asset class offering by facilitating the integration of private real estate assets into its models, as well as adding a family of real estate indices to the Company’s family of equity indices. IPD is dedicated to the objective measurement of the commercial real estate market. Headquartered in London, with offices around the world, IPD is a leading provider of real estate performance analysis for funds, investors, managers, lenders and occupiers and offers a wide range of services that include research, reporting, benchmarking and indices. IPD has been added as a component of the Performance and Risk business segment.

The preliminary purchase price allocations for the IPD acquisition were $58.7 million for identifiable intangible assets, $18.9 million for assets other than identifiable intangible assets, $29.0 million for other liabilities and $76.2 million for goodwill.

Acquisition of InvestorForce

On January 29, 2013, MSCI completed the acquisition of InvestorForce by paying $23.5 million in cash. The acquisition of InvestorForce enhances MSCI’s position as a leader in performance analysis and risk transparency and furthers its goal of providing investment decision support tools to institutional investors across all client segments and asset classes. InvestorForce is a leading provider of performance reporting solutions to the institutional investment community in the United States, providing investment consultants with an integrated solution for daily monitoring, analysis and reporting on institutional assets. InvestorForce has been added as a component of the Performance and Risk business segment.

The preliminary purchase price allocations for the InvestorForce acquisition were $9.1 million for identifiable intangible assets, $2.7 million for assets other than identifiable intangible assets, $7.3 million for other liabilities and $19.0 million for goodwill.

Disposition of CFRA

On March 31, 2013, MSCI completed the sale of its CFRA product line, which was a component of the Governance business segment. The results of operations from the CFRA product line and the sale of CFRA were not material to the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statements of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of March 31, 2013 and the related condensed consolidated statements of income, comprehensive income and cash flows for the three month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of MSCI Inc. and subsidiaries as of December 31, 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 1, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
May 10, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” within our Form 10-K.

Overview

We are a leading global provider of investment decision support tools, including indices, portfolio risk and performance analytics and corporate governance products and services. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), real estate, hedge funds and private wealth; financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of March 31, 2013, we had 34 offices in 22 countries to help serve our diverse client base. For the three months ended March 31, 2013, we derived 53.3% of our revenue from clients in the Americas, 34.5% from Europe, the Middle East and Africa (“EMEA”) and 12.2% from Asia and Australia.

Our principal sales model in both of our business segments is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services, for an annual fee paid up front. We also derive revenues from certain institutional clients that use our indices as the basis for index-linked investment products such as ETFs or as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generate a limited amount of our revenues from certain exchanges that use our indices as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. We also receive revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services, overages relating to proxy research and voting services, fees relating to recovery of securities class action settlements and from certain products and services that are designed for one-time usage.

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

To maintain and accelerate our revenue and operating income growth, we expect to continue to invest in and expand our operating functions and infrastructure, including additional product management, sales and client support staff and facilities in locations around the world and additional staff and supporting technology for our research and our data operations and technology functions. At the same time, managing and controlling our operating expenses is very important to us and a distinct part of our culture. Over time, our goal is to keep the rate of growth of our operating expenses below the rate of growth of our revenues, allowing us to expand our operating margins. However, at times, because of significant market opportunities, it may be more important for us to invest in our business in order to support increased efforts to attract new clients and to develop new product offerings, rather than emphasize short-term operating margin expansion. Furthermore, in some periods our operating expense growth may exceed our operating revenue growth due to the variability of revenues from several of our products, including our equity indices licensed as the basis of ETFs, IPD products that are recognized primarily upon delivery of reports to clients and non-recurring fees.

Operating Segments

We operate as two segments: the Performance and Risk business and the Governance business. See Note 12, “Segment Information,” for further information about MSCI’s operating segments.

Our Performance and Risk business is a leading global provider of investment decision support tools, including equity indices, real estate indices and benchmarks, portfolio risk and performance analytics, credit analytics and environmental, social and governance (“ESG”) products. Our Performance and Risk products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management and analysis, regulatory and client reporting, index-linked investment product creation, asset allocation, assessment of social responsibility, environmental stewardship and the effects of climate change on investments, investment manager selection and investment research. The flagship products within our Performance and Risk business are our Global Equity Indices and ESG products marketed under the MSCI and MSCI ESG brands, our market and credit risk analytics marketed under the RiskMetrics and Barra brands, our portfolio risk and performance analytics marketed under the Barra brand, our valuation models and risk management software for the energy and commodities markets marketed under the FEA brand, our real estate indices and analytics marketed under the IPD brand and our products for monitoring, analysis and reporting on institutional assets for institutional investment consultants marketed under the InvestorForce brand.

Our Governance business is a leading provider of corporate governance products, services and data solutions to institutional investors and corporations around the world. Among other things, the Governance business facilitates the voting of proxies by institutional investors and provides in-depth research and analysis to help inform voting decisions and identify issuer-specific risk. The Governance business offers both global security coverage and fully integrated products and services, including proxy voting, policy creation, research, vote recommendations, vote execution, post-vote disclosure and reporting and analytical tools. It also provides class action monitoring and claims filing services to aid institutional investors in the recovery of funds from securities class action settlements. On March 31, 2013, we sold our CFRA product line, which offered clients specialized financial research and analytics services. Within a firewall designed to separate it from the rest of the Governance business, ISS Corporate Services also provides products and services to corporate clients who may use those products and services to learn about and improve their governance and executive compensation practices. The flagship products within our Governance business are our governance research, outsourced proxy voting and reporting services and our executive compensation analytics tools marketed under the ISS brand.

Revenues and expenses directly associated with each respective segment are included in determining its operating results. Other expenses that are not directly attributable to a particular segment are allocated based upon allocation methodologies, including time estimates, headcount, net revenues and other relevant usage measures.

Factors Affecting the Comparability of Results

Term Loan Repricing

On June 1, 2010, we entered into a senior secured credit agreement comprised of (i) a six-year term loan facility (the “2010 Term Loan”) and (ii) a five-year revolving credit facility (the revolving credit facility, together with the 2010 Term Loan, the “2010 Credit Facility”).

On March 14, 2011, we completed the repricing of the 2010 Credit Facility. The repricing provided for the incurrence of a new senior secured term loan (the “2011 Term Loan”). The proceeds of the 2011 Term Loan, together with cash on hand, were used to repay the remaining outstanding balance of the 2010 Term Loan in full. The 2011 Term Loan would have matured in March 2017.

On May 4, 2012, we amended and restated our 2010 Credit Facility (the credit agreement as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured five-year Term Loan A Facility (the “2012 Term Loan”) in an aggregate amount of $880.0 million and a $100.0 million senior secured revolving facility (the “2012 Revolving Credit Facility”). The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to repay the remaining outstanding principal of the then-existing 2011 Term Loan. The 2012 Term Loan and the 2012 Revolving Credit Facility mature on May 4, 2017. The 2012 Term Loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin (with a leverage-based stepdown).

In connection with the repayment of the 2011 Term Loan, we terminated our then-existing interest rate swaps and have not entered into new interest rate swaps to hedge our debt as such swaps are not required under the Amended and Restated Credit Facility. At March 31, 2013, the 2012 Term Loan bore interest of LIBOR plus 2.25%, or 2.45%, compared to a rate of 3.50% at March 31, 2012.

Acquisitions

On November 30, 2012, we completed the acquisition of IPD Group Limited (“IPD”) by paying $124.8 million in cash. The acquisition of IPD expands our multi-asset class offering by facilitating the integration of private real estate assets into our models, as well as adding a family of real estate indices to our family of equity indices.

On January 29, 2013, we completed the acquisition of Investor Force Holdings, Inc. (“InvestorForce”) by paying $23.5 million in cash. The acquisition of InvestorForce enhances our position as a leader in performance analysis and risk transparency and furthers our goal of providing investment decision support tools to institutional investors across all client segments and asset classes.

The results of IPD and InvestorForce were not included in our results of operations until their acquisition dates. Since their respective acquisition dates, the results of IPD and InvestorForce have been included as components of our Performance and Risk business.

Share repurchase

On December 13, 2012, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock beginning immediately and continuing through the year ended December 31, 2014 (the “2012 Repurchase Program”).

On December 13, 2012, as part of the 2012 Repurchase Program, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to initiate share repurchases aggregating $100.0 million. On December 14, 2012, we received approximately 2.2 million shares representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. On a time-weighted basis, these shares were no longer considered outstanding as of December 14, 2012. This price is capped such that only under limited circumstances, may we be required to deliver shares or, at our election, pay cash at settlement. Additionally, depending on the average share price through the July 2013 completion date, we may receive additional shares under the ASR agreement. As of March 31, 2013, no additional shares have been received under the ASR agreement.

The discussion of our results of operations for the three months ended March 31, 2013 and 2012 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

The following table presents the results of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Increase/ (Decrease)
	(in thousands, except per share data)

Operating revenues	$251,909	$229,052	$22,857	10.0%

Operating expenses:
Cost of services	80,185	72,291	7,894	10.9%
Selling, general and administrative	61,631	55,436	6,195	11.2%
Restructuring	—	(29)	29	(100.0%)
Amortization of intangible assets	14,486	15,959	(1,473)	(9.2%)
Depreciation and amortization of property, equipment, and leasehold improvements	5,080	4,416	664	15.0%

Total operating expenses	161,382	148,073	13,309	9.0%

Operating income	90,527	80,979	9,548	11.8%
Other expense (income), net	6,976	12,740	(5,764)	(45.2%)
Provision for income taxes	24,614	24,273	341	1.4%

Net income	$58,937	$43,966	$14,971	34.1%

Earnings per basic common share	$0.49	$0.36	$0.13	36.1%

Earnings per diluted common share	$0.48	$0.35	$0.13	37.1%

Operating margin	35.9%	35.4%

Operating Revenues

We operate as two segments: the Performance and Risk business and the Governance business. Our revenues are grouped into the following five product and/or service categories:

•	Index and ESG

•	Risk management analytics

•	Portfolio management analytics

•	Energy and commodity analytics

•	Governance

The Performance and Risk business is comprised of index and ESG, risk management analytics, portfolio management analytics and energy and commodity analytics products. The Governance business is comprised of the governance products.

The following table summarizes the revenue by product category for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

	Three Months Ended March 31,
	2013	2012	Increase/ (Decrease)
	(in thousands)

Index and ESG:
Subscriptions	$84,888	$71,639	$13,249	18.5%
Asset-based fees	36,515	34,609	1,906	5.5%

Total index and ESG products	121,403	106,248	15,155	14.3%
Risk management analytics	67,274	64,077	3,197	5.0%
Portfolio management analytics	27,646	29,063	(1,417)	(4.9%)
Energy and commodity analytics	3,146	(1,299)	4,445	342.2%
Governance	32,440	30,963	1,477	4.8%

Total operating revenues	$251,909	$229,052	$22,857	10.0%

Recurring subscriptions	$208,625	$186,636	$21,989	11.8%
Asset-based fees	36,515	34,609	1,906	5.5%
Non-recurring revenue	6,769	7,807	(1,038)	(13.3%)

Total operating revenues	$251,909	$229,052	$22,857	10.0%

Total operating revenues for the three months ended March 31, 2013 increased $22.9 million, or 10.0%, to $251.9 million compared to $229.1 million for the three months ended March 31, 2012. Excluding the impact of revenues attributable to IPD and InvestorForce, revenues grew by 5.8%.

During the three months ended March 31, 2012, as a result of a one-time non-cash adjustment, we recorded a $5.2 million cumulative revenue reduction to correct an immaterial error related to revenues previously reported through December 31, 2011. See Note 1, “Introduction And Basis Of Presentation,” of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. The effect of recording this adjustment in the three months ended March 31, 2012 resulted in a one-time decrease to the energy and commodity analytics products revenues and an increase in deferred revenues. Previously, our policy resulted in the immediate recognition of a substantial portion of the revenue for certain energy and commodity analytics product related contracts, the terms of which were one year. However, it was determined that the entire license fee related to these contracts should have been recognized ratably over the term of the license. As such, we made the cumulative adjustment effective January 1, 2012 and started recognizing revenue for all contracts still in effect as of that date ratably over the remainder of the term and began recognizing revenue ratably over the contract term for any new contracts entered into on or after January 1, 2012.

Our index and ESG products primarily consist of equity index subscriptions, equity index asset based fees products and ESG products. Our index and ESG products are used to benchmark investment performance, as a basis for index-linked investment products, to assess social responsibility, environmental stewardship and the effects of climate change on investments, for research and for investment manager selection. We derive revenues from our index and ESG products through index data and ESG subscriptions, fees based on assets in investment products linked to our indices and non-recurring licenses of our historical index data. Revenues related to index and ESG products increased 14.3% to $121.4 million for the three months ended March 31, 2013 compared to $106.2 million for the three months ended March 31, 2012. Excluding the impact of revenues attributable to IPD, revenues grew by 6.8%.

IPD products contributed $8.0 million to our index and ESG product revenues during the three months ended March 31, 2013. Revenue from IPD products is recognized based upon delivery of the products to clients. While the first quarter is expected to be the lowest quarter for revenues, the second quarter is expected to be the highest, reflecting when a substantial portion of the IPD annual report product is delivered to clients.

Subscription revenues from the index and ESG products were up 18.5% to $84.9 million for the three months ended March 31, 2013 compared to $71.6 million for the three months ended March 31, 2012. Excluding the impact of revenues attributable to IPD, revenues grew by $5.3 million, or 7.4%, primarily attributable to growth in our index benchmark products.

Asset based fee revenues attributable to the index and ESG products increased 5.5% to $36.5 million for the three months ended March 31, 2013 compared to $34.6 million for the three months ended March 31, 2012. The year over year difference was largely a result of higher assets under management in both ETFs and passive funds. Included in the three months ended March 31, 2013 were revenues of $2.5 million related to the 22 Vanguard ETFs that have switched or will switch away from MSCI indices in 2013 (the “Vanguard ETFs”). The average value of assets in ETFs linked to MSCI equity indices in the aggregate increased 8.2% to $369.0 billion for the three months ended March 31, 2013 compared to $341.0 billion for the three months ended March 31, 2012. As of March 31, 2013, the value of assets in ETFs linked to MSCI equity indices was $357.3 billion, representing an increase of 0.7% from $354.7 billion as of March 31, 2012.

Of the $357.3 billion of assets in ETFs linked to MSCI equity indices as of March 31, 2013, 38.7% were linked to developed markets outside of the U.S., 29.0% were linked to emerging market indices, 28.0% were linked to U.S. market indices and 4.3% were linked to other global indices.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

(in billions)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
AUM in ETFs linked to MSCI Indices	$354.7	$327.4	$363.7	$402.3	$357.3

Sequential Change ($ in Billions)
Market Appreciation/(Depreciation)	$37.9	$(27.6)	$21.1	$12.7	$16.0
Cash Inflow/Outflow	15.2	0.3	15.2	25.9	(61.0	)(1)

Total Change	$53.1	$(27.3)	$36.3	$38.6	$(45.0)

Source: Bloomberg and MSCI

(1)	Includes $82.8 billion of cash outflows associated with the Vanguard announcement to transition away from MSCI equity indices for some of its ETFs.

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the periods indicated:

	Quarterly Average
	2012				2013
(in billions)	March	June	September	December	March
AUM in ETFs linked to MSCI Indices	$341.0	$331.6	$344.7	$376.6	$369.0

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

Our risk management analytics products offer risk and performance assessment frameworks for managing and monitoring investments in organizations globally. These products allow clients to analyze investments in a variety of asset classes and are based on our proprietary integrated fundamental multi-factor risk models, value-at-risk methodologies, performance attribution frameworks and asset valuation models. We also offer products for monitoring, performing analysis and reporting on institutional assets.

Revenues related to risk management analytics products increased $3.2 million, or 5.0%, to $67.3 million for the three months ended March 31, 2013 compared to $64.1 million for the three months ended March 31, 2012. Excluding the impact of revenues attributable to InvestorForce, revenues grew by 2.6%, primarily attributable to increases in revenues from our BarraOne and RiskManager products.

Our portfolio management analytics products consist of equity portfolio analytics tools and fixed income portfolio analytics tools. Revenues related to portfolio management analytics products decreased 4.9% to $27.6 million for the three months ended March 31, 2013 compared to $29.1 million for three months ended March 31, 2012. The decrease was the result of lower sales of equity analytics products.

Our energy and commodity analytics products consist of software applications which help users value, model and facilitate the hedging of physical assets and derivatives across a number of market segments including energy and commodity assets. Revenues related to energy and commodity analytics products increased by $4.4 million to $3.1 million for the three months ended March 31, 2013 compared to a negative $1.3 million for three months ended March 31, 2012. Revenues for our energy and commodity analytics products were negative for the three months ended March 31, 2012 as a result of the revenue adjustment to correct an error discussed earlier. Excluding the impact of the revenue adjustment, revenues from our energy and commodity analytics products would have declined $0.8 million for the three months ended March 31, 2013.

Our governance products consist of corporate governance products and services, including proxy research, recommendation and voting services for institutional investors as well as governance advisory services and compensation data and analytics for corporations. They also include class action monitoring and claims filing services to aid institutional investors in the recovery of funds from class action securities litigation as well as equity research based on forensic accounting research related to the CFRA product line which was sold on March 31, 2013. Revenues related to governance products increased 4.8% to $32.4 million for the three months ended March 31, 2013 compared to $31.0 million for the three months ended March 31, 2012 driven primarily by higher revenues from our compensation and advisory products and services. The sale of the CFRA product was completed on March 31, 2013 and had no impact on the comparability of governance revenues.

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of our total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as our “Run Rate.” The Run Rate at a particular point in time represents the forward-looking revenues for the next 12 months from all subscriptions and investment product licenses we currently provide to our clients under renewable contracts assuming all contracts that come up for renewal are renewed and assuming then-current currency exchange rates. For any license where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects an annualization of the most recent periodic fee earned under such license or subscription. The Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal during the period and determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date. The Run Rate for IPD products was approximated using the trailing 12 months of revenues primarily adjusted for estimates for non-recurring sales, new sales and cancellations.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indices;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;

•	price changes;

•	revenue recognition differences under U.S. GAAP;

•	fluctuations in foreign exchange rates; and

•	the impact of acquisitions and dispositions.

The following table sets forth our Run Rates and the percentage growth over the periods indicated.

	As of
	March 31, 2013	March 31, 2012	December 31, 2012	Year Over Year Comparison	Sequential Comparison
	(in thousands)
Run Rates
Index and ESG products
Subscription	$344,267	$278,541	$338,006	23.6%	1.9%
Asset based fees	134,186	136,962	127,072	(2.0)%	5.6%

Index and ESG products total	478,453	415,503	465,078	15.2%	2.9%
Risk management analytics	274,524	257,973	262,108	6.4%	4.7%
Portfolio management analytics	106,091	117,751	109,836	(9.9)%	(3.4)%
Energy and commodity analytics	13,030	14,926	13,128	(12.7)%	(0.7)%
Governance	110,174	113,054	117,261	(2.5)%	(6.0)%

Total Run Rate	$982,272	$919,207	$967,411	6.9%	1.5%

Subscription total	$848,086	$782,245	$840,339	8.4%	0.9%
Asset based fees total	134,186	136,962	127,072	(2.0)%	5.6%

Total Run Rate	$982,272	$919,207	$967,411	6.9%	1.5%

Total run rate grew by $63.1 million, or 6.9%, to $982.3 million as of March 31, 2013 compared to March 31, 2012. Excluding the impact of the acquisitions of IPD and InvestorForce as well as the disposition of CFRA, which was sold on March 31, 2013, total subscription run rate grew by 3.3%. Changes in foreign currency rates negatively impacted run rate by $7.5 million relative to the three months ended March 31, 2012.

Subscription Run Rate from the index and ESG products grew by $65.7 million, or 23.6%, to $344.3 million at March 31, 2013 from $278.5 million at March 31, 2012. Excluding the impact on subscription Run Rate from the index and ESG products attributable to IPD, Run Rate grew by 9.5%, driven by growth in equity index benchmark products and ESG products.

Asset-based fee Run Rate from the index and ESG products declined by $2.8 million, or 2.0%, to $134.2 million at March 31, 2013 from $137.0 million at March 31, 2012. The decline was driven by the transitioning of the Vanguard ETFs, partially offset by higher overall levels of AUM in ETFs linked to MSCI indices. Excluding the Run Rate attributable to the Vanguard ETFs at March 31, 2012, asset-based fee Run Rate grew by $19.9 million, or 17.4% at March 31, 2013.

At March 31, 2013, AUM in ETFs linked to MSCI indices were $357.3 billion, up $2.6 billion, or 0.7%, from the March 31, 2012 and down $45.0 billion, or 11.2%, from December 31, 2012. Excluding the Vanguard ETFs, AUM in MSCI-linked ETFs was $285.4 billion at March 31, 2013, up $52.4 billion, or 22.5%, from March 31, 2012 and up $21.6 billion, or 8.2% from December 31, 2012.

During the three months ended March 31, 2013, MSCI-linked ETFs attracted a total of $21.8 billion of net inflows, including $13.8 billion in ETFs that are expected to continue to remain linked to MSCI indices, and benefited from $16.0 billion of positive market performance, offset by the loss of $82.8 billion in AUM associated with the Vanguard ETFs transitioned away from MSCI indices during the three months ended March 31, 2013. For the past twelve months, total inflows to MSCI-linked ETFs were $63.2 billion, of which $22.8 billion were into the Vanguard ETFs and $40.4 billion were into all other ETFs, offset by the loss of the $82.8 billion in AUM discussed above. As of March 31, 2013, $71.9 billion of AUM in 13 Vanguard ETFs were yet to be transitioned.

Risk management analytics products Run Rate increased 6.4% to $274.5 million at March 31, 2013 compared to $258.0 million at March 31, 2012. Excluding the impact on risk management analytics products Run Rate attributable to InvestorForce, Run Rate grew by 2.7%. We continued to benefit from strong growth in Run Rate associated with our HedgePlatform products and from sales growth in BarraOne and RiskManager risk management and reporting systems.

Portfolio management analytics products Run Rate declined 9.9% to $106.1 million at March 31, 2013 from $117.8 million at March 31, 2012. Year-over-year Run Rate was negatively impacted by product swaps totaling $3.3 million and by changes in foreign currency exchange rates, which lowered Run Rate by an additional $2.3 million. The impact of swaps and foreign currency exchange rate changes reduced the March 31, 2013 portfolio management analytics products Run Rate by $1.8 million compared to December 31, 2012.

Energy and commodity analytics products Run Rate declined to $13.0 million at March 31, 2013, down $1.9 million, or 12.7%, from $14.9 million at March 31, 2012. The decline was driven, in part, by weakness in demand for natural gas option pricing models during 2012.

Governance products Run Rate declined by $2.9 million, or 2.5%, to $110.2 million at March 31, 2013 compared to $113.1 million at March 31, 2012. Excluding the impact of the sale of CFRA in both the March 31, 2013 and 2012 periods, Run Rate grew by $5.5 million, or 5.3%, reflecting strong growth in the sales of our advisory compensation data and analytics products as well as gains in our proxy research and voting products.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated three months ended:

	March 31, 2013	March 31, 2012

Index and ESG products	95.0%	94.5%
Risk management analytics	93.5%	93.9%
Portfolio management analytics	81.7%	91.9%
Energy and commodity analytics	90.1%	90.2%
Governance	90.0%	88.7%
Total	92.1%	93.0%

The following table sets forth our Core Retention Rates by product category for the indicated three months ended:

	March 31, 2013	March 31, 2012

Index and ESG products	95.0%	94.6%
Risk management analytics	93.9%	94.0%
Portfolio management analytics	82.8%	92.2%
Energy and commodity analytics	90.1%	90.7%
Governance	90.2%	88.7%
Total	92.4%	93.1%

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

The following table shows operating expenses by each of the categories:

(in thousands)	Three Months Ended March 31,
	2013	2012	Increase/ (Decrease)

Cost of services:
Compensation and benefits	$61,149	$53,817	$7,332	13.6%
Non-compensation expenses	19,036	18,474	562	3.0%

Total cost of services	80,185	72,291	7,894	10.9%

Selling, general and administrative:
Compensation and benefits	45,656	38,806	6,850	17.7%
Non-compensation expenses	15,975	16,630	(655)	(3.9%)

Total selling, general and administrative	61,631	55,436	6,195	11.2%

Restructuring	—	(29)	29	(100.0%)
Amortization of intangible assets	14,486	15,959	(1,473)	(9.2%)
Depreciation of property, equipment, and leasehold improvements	5,080	4,416	664	15.0%

Total operating expenses	$161,382	$148,073	$13,309	9.0%

Compensation and benefits	$106,805	$92,623	$14,182	15.3%
Non-compensation expenses	35,011	35,104	(93)	(0.3%)
Restructuring	—	(29)	29	(100.0%)
Amortization of intangible assets	14,486	15,959	(1,473)	(9.2%)
Depreciation of property, equipment, and leasehold improvements	5,080	4,416	664	15.0%

Total operating expenses	$161,382	$148,073	$13,309	9.0%

Operating expenses were $161.4 million for the three months ended March 31, 2013, an increase of $13.3 million, or 9.0%, compared to $148.1 million for the three months ended March 31, 2012.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and typically have represented more than 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels driven by acquisitions and increased hiring. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of March 31, 2013, approximately 41.5% of our employees were located in emerging market centers compared to 40.4% as of March 31, 2012.

During the three months ended March 31, 2013, compensation and benefits costs were $106.8 million, an increase of $14.2 million, or 15.3%, compared to $92.6 million for the three months ended March 31, 2012. The increase in compensation and benefits expenses were primarily impacted by the additions of IPD and InvestorForce and, to a lesser extent, an overall increase related to current staff. We had 2,844 and 2,465 employees as of March 31, 2013 and 2012, respectively, the increase primarily related to the acquisitions. Stock-based compensation expense for the three months ended March 31, 2013 was $6.7 million, an increase of $1.1 million, or 20.2%, compared to $5.6 million for the three months ended March 31, 2012.

Non-compensation expenses for the three months ended March 31, 2013 were $35.0 million compared to $35.1 million for the three months ended March 31, 2012. The increased costs associated with the acquisitions made were primarily offset by lower costs across many areas including professional fees, information technology and market data costs and other expenses.

Cost of Services

Cost of services includes costs related to our research, data management and production, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy costs, market data fees and information technology services. Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels. For the three months ended March 31, 2013, total cost of services increased $7.9 million, or 10.9%, to $80.2 million compared to $72.3 million for the three months ended March 31, 2012.

Compensation and benefits expenses for the three months ended March 31, 2013 increased $7.3 million to $61.1 million compared to $53.8 million for the three months ended March 31, 2012. The increase reflects higher costs related to current staff and increased staffing levels, primarily related to the IPD and InvestorForce acquisitions.

Non-compensation expenses for the three months ended March 31, 2013 increased 3.0% to $19.0 million compared to $18.5 million for the three months ended March 31, 2012. The increased costs associated with the acquisitions made were partially offset by lower costs across many areas including professional fees, market data and information technology costs.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, consulting services and information technology costs. For the three months ended March 31, 2013, SG&A was $61.6 million, an increase of $6.2 million, or 11.2%, compared to $55.4 million for the three months ended March 31, 2012.

Compensation and benefits expenses increased $6.9 million to $45.7 million for the three months ended March 31, 2013 compared to $38.8 million for the three months ended March 31, 2012. The increase reflects higher costs related to current staff and increased staffing levels, primarily related to the IPD and InvestorForce acquisitions, and higher stock-based compensation expenses.

Non-compensation expenses for the three months ended March 31, 2013 decreased 3.9% to $16.0 million compared to $16.6 million for the three months ended March 31, 2012. The increased costs associated with the acquisitions made were more than offset by lower professional fees during the period.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to the intangible assets arising from the acquisition of Barra, LLC ( “Barra”) in June 2004, RiskMetrics Group, LLC in June 2010, Measurisk, LLC in July 2010, IPD in November 2012 and InvestorForce in January 2013. Amortization of intangibles expense totaled $14.5 million and $16.0 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in expense resulted from a portion of the intangibles arising from the Barra acquisition becoming fully amortized, partially offset by the increased amortization associated with the intangibles arising from the IPD and InvestorForce acquisitions.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment, and leasehold improvements totaled $5.0 million and $4.4 million for the three months ended March 31, 2013 and 2012, respectively. The increase is primarily related to the impact of increased depreciation from the acquisitions made.

Other Expense (Income), Net

Other expense (income), net for the three months ended March 31, 2013 was $7.0 million, a decrease of 45.2% compared to $12.7 million for the three months ended March 31, 2012. The decrease is primarily the result of the impact on interest expense of lower average outstanding principal on our debt and lower associated interest rates related to the debt refinancing undertaken in May 2012.

Income Taxes

The provision for income taxes was $24.6 million and $24.3 million for the three months ended March 31, 2013 and 2012, respectively. These amounts reflect effective tax rates of 29.5% and 35.6% for the three months ended March 31, 2013 and 2012, respectively. The effective rate of 29.5% for the three months ended March 31, 2013 reflects our estimate of the effective tax rate for the period and is lower than the prior year because of certain discrete items totaling $3.8 million, the effect of which was to decrease our effective tax rate by 5.7 percentage points.

Segment Results of Operations

The results of operations by segment for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012			Percentage Change
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
	(in thousands)

Operating revenues	$219,469	$32,440	$251,909	$198,089	$30,963	$229,052	10.8%	4.8%	10.0%

Cost of services	64,861	15,324	80,185	56,923	15,368	72,291	13.9%	(0.3%)	10.9%
Selling, general and administrative	52,654	8,977	61,631	47,506	7,930	55,436	10.8%	13.2%	11.2%
Restructuring	—	—	—	(19)	(10)	(29)	(100.0%)	(100.0%)	(100.0%)
Amortization of intangible assets	11,166	3,320	14,486	12,639	3,320	15,959	(11.7%)	0.0%	(9.2%)
Depreciation and amortization of property, equipment and leasehold improvements	4,089	991	5,080	3,565	851	4,416	14.7%	16.5%	15.0%

Total operating expenses	132,770	28,612	161,382	120,614	27,459	148,073	10.1%	4.2%	9.0%

Operating income	86,699	3,828	90,527	77,475	3,504	80,979	11.9%	9.2%	11.8%
Other expense (income), net			6,976			12,740			(45.2%)

Income before provision for income taxes			83,551			68,239			22.4%
Provision for income taxes			24,614			24,273			1.4%

Net income			$58,937			$43,966			34.1%

Performance and Risk

Total operating revenues for the Performance and Risk business increased $21.4 million, or 10.8%, to $219.5 million for the three months ended March 31, 2013. Excluding the impact of the revenues derived from the IPD and InvestorForce acquisitions, revenues grew by $11.9 million, or 6.0%. The increase was primarily driven by higher revenues from MSCI’s core benchmark indices, increased index and ESG asset based fees and growth within our risk management analytics products, partially offset by lower portfolio management analytics products. The three months ended March 31, 2012 revenues were negatively impacted by the $5.2 million revenue adjustment recorded in our energy and commodity analytics products.

Cost of services for the Performance and Risk business increased $7.9 million, or 13.9%, to $64.9 million for the three months ended March 31, 2013. Within cost of services, compensation and benefits expenses increased $6.5 million to $49.4 million as a result of higher costs related to current staff and increased staffing levels, primarily related to the IPD and InvestorForce acquisitions. Non-compensation expenses increased $1.4 million to $15.5 million. The increased costs associated with the acquisitions made were partially offset by lower costs across many areas including professional fees, market data and information technology costs.

SG&A expense for the Performance and Risk business increased $5.2 million, or 10.8%, to $52.7 million for the three months ended March 31, 2013. Within SG&A, compensation and benefits expenses increased $5.8 million to $39.1 million as a result of higher costs related to current staff and increased staffing levels, primarily related to the IPD and InvestorForce acquisitions, and higher stock-based compensation expenses. Non-compensation expenses decreased $0.6 million to $13.6 million. The increased costs associated with the acquisitions made were more than offset primarily by lower professional fees during the period.

Amortization of intangible assets expense for the Performance and Risk business totaled $11.2 million and $12.6 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in expense resulted from a portion of the intangibles arising from the Barra acquisition becoming fully amortized, partially offset by the increased amortization associated with the intangibles arising from the IPD and InvestorForce acquisitions.

Depreciation and amortization of property, equipment, and leasehold improvements for the Performance and Risk business totaled $4.1 million and $3.6 million for the three months ended March 31, 2013 and 2012, respectively. The increase is primarily related to the impact of increased depreciation from the acquisitions made.

Governance

Total operating revenues for the Governance business increased $1.4 million to $32.4 million for the three months ended March 31, 2013 compared to $31.0 million for the three months ended March 31, 2012. The increase was driven primarily by higher revenues from our advisory compensation and advisory products and services and our proxy research and distribution services.

Cost of services for the Governance business remained flat at $15.3 million for the three months ended March 31, 2013. During the three months ended March 31, 2013, compensation and benefits expenses within cost of services increased $0.8 million to $11.8 million as a result of higher costs related to current staff and increased staffing levels while non-compensation expenses decreased $0.8 million to $3.5 million, primarily as a result of lower occupancy and information technology costs as well as lower professional fees.

SG&A expense for the Governance business increased $1.0 million to $9.0 million for the three months ended March 31, 2013. During the three months ended March 31, 2013, compensation and benefits expenses within SG&A increased $1.0 million to $6.6 million as a result of higher costs related to current staff and increased staffing levels while non-compensation expenses remained flat at $2.4 million.

Amortization of intangible assets expense for the Governance business was flat at $3.3 million for both the three months ended March 31, 2013 and 2012.

Depreciation and amortization of property, equipment, and leasehold improvements for the Governance business totaled $1.0 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2012 and also in Note 2, “Recent Accounting Standards Updates,” in Notes to the Unaudited Condensed Consolidated Financial Statements included herein. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2012. There were no significant changes in our accounting policies or critical accounting estimates since the end of the year ended December 31, 2012.

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

On June 1, 2010, we entered into the 2010 Credit Facility which was comprised of (i) the 2010 Term Loan and (ii) the 2010 Revolving Credit Facility. On March 14, 2011, we completed the repricing of the then-existing senior secured term loan facility under the 2010 Credit Facility pursuant to Amendment No. 2. Amendment No. 2 provided for the incurrence of the 2011 Term Loan. The proceeds of the 2011 Term Loan, together with cash on hand, were used to repay the remaining 2010 Term Loan in full.

On May 4, 2012, we amended and restated our existing senior credit facilities by entering into the Amended and Restated Credit Facility, which consists of the 2012 Term Loan in an aggregate amount of $880.0 million and the $100.0 million 2012 Revolving Credit Facility. The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to repay the remaining outstanding principal of the then-existing 2011 Term Loan. The 2012 Term Loan and the 2012 Revolving Credit Facility mature on May 4, 2017. We are required to repay 5.00% per annum of the 2012 Term Loan in quarterly payments over the first two years, 10.00% per annum of the 2012 Term Loan in quarterly payments over the next two years, and 70.00% of the 2012 Term Loan in quarterly payments over the final year. In connection with the repayment of the 2011 Term Loan, we terminated our then-existing interest rate swaps and are not required to enter into new interest rate swaps to hedge our debt under the Amended and Restated Credit Facility.

In March 2013, we made a $15.0 million prepayment on the 2012 Term Loan in anticipation of attaining a 0.25% decrease in the interest rate to be paid on the 2012 Term Loan beginning in the quarter ending June 30, 2013. The effective rate on our debt was 2.45% at March 31, 2013.

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

The Amended and Restated Credit Facility also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Amended and Restated Credit Facility: (1) the maximum Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed 3.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall be at least 5.00:1.00. As of March 31, 2013, our Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Facility) was 1.74:1.00 and our Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Facility) was 15.35:1.00.

Cash Flows

Cash and cash equivalents

	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$263,029	$183,309
Short-term investments	—	70,898

Cash and cash equivalents were $263.0 million and $183.3 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, $69.3 million and $83.5 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws.

No short-term investments were held as of March 31, 2013. Short-term investments were $70.9 million as of December 31, 2012. All of the short-term investments were held by U.S. corporations and were not subject to repatriation considerations at December 31, 2012.

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

Cash provided by (used in) operating, investing and financing activities

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash provided by operating activities	$71,047	$69,507
Cash provided (used in) by investing activities	$42,932	$(57,928)
Cash used in financing activities	$(30,461)	$(516)
Effect of exchange rates on cash and cash equivalents	$(3,798)	$2,748

Net increase in cash	$79,720	$13,811

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. For the three months ended March 31, 2013, we had cash provided by operating activities of $71.0 million compared to $69.5 million for the three months ended March 31, 2012. The $1.5 million year-over-year increase primarily reflects higher net income adjusted for certain non-cash items partially offset by lower collections of our accounts receivable.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest costs and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash provided by investing activities was $42.9 million for the three months ended March 31, 2013 compared to $57.9 million of cash used in investing activities for the three months ended March 31, 2012. The year-over-year increase of $100.9 million primarily reflects increased proceeds from the maturation of short-term investments without any corresponding reinvestment of the proceeds, partially offset by the net cash outflows for the InvestorForce acquisition during the three months ended March 31, 2013. In the three months ended March 31, 2013, we began investing excess cash in money market funds and other similar cash equivalents rather than U.S. Treasury securities and other short-term investments as we had in prior periods.

Cash flows from financing activities

Cash used in financing activities was $30.5 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively. The year-over-year increase primarily reflects increased cash payments made to service the 2012 Term Loan as well as increased repurchase of treasury shares during the three months ended March 31, 2013.

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

Revenues from index-linked investment products represented approximately $36.5 million, or 14.5%, and $34.6 million, or 15.1%, of our operating revenues for the three months ended March 31, 2013 and 2012, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a large majority of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in euros, Japanese yen, British pounds sterling, Canadian dollars and a limited number of other non-U.S. dollar currencies. For the three months ended March 31, 2013 and 2012, approximately 14.1% and 12.8% of our revenues, respectively, were invoiced in currencies other than U.S. dollars. For the three months ended March 31, 2013, 60.2% of our foreign currency revenues were in euros, 15.6% were in Japanese yen and 13.3% were in British pounds sterling. For the three months ended March 31, 2012, 59.6% of our foreign currency revenues were in euros, 23.6% were in Japanese yen and 9.5% were in British pounds sterling.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $68.4 million, or 42.4%, and $52.5 million, or 35.5%, of our expenses for the three months ended March 31, 2013 and 2012, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Swiss francs, Hungarian forints, Hong Kong dollars, euros, Indian rupees and Mexican pesos. Expenses paid in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. As a result of these positions, we recognized foreign currency exchange losses of $1.8 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively. These amounts were recorded in “other expense (income)” in our Unaudited Condensed Consolidated Statements of Income. Although we do not currently hedge the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency, we minimize exposure by reducing the value of the assets and liabilities in currencies other than the functional currency of the legal entity in which they are located.

To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $263.0 million, and $183.3 million at March 31, 2013 and December 31, 2012, respectively. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. At December 31, 2012, we had invested $70.9 million in debt securities with maturity dates ranging from 91 to 360 days from the date of purchase. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the 2012 Term Loan at March 31, 2013 bear interest at a rate equal to the sum of LIBOR plus a margin of 2.25%, which margin will be subject to adjustment based on our leverage ratio. As of March 31, 2013, the 2012 Term Loan bears interest at 2.45%. Assuming an average of $815.5 million of variable rate debt outstanding, a hypothetical 100 basis point increase in LIBOR for a one-year period would result in approximately $8.2 million of additional interest expense.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of March 31, 2013, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended March 31, 2013 in our internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, which arise in the ordinary course of business. While the amounts claimed could be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that the Company’s business, operating results, financial condition or cash flows in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are currently pending or asserted will not, individually or in the aggregate, have a material effect on the Company’s business, operating results, financial condition or cash flows.

Item 1A.	Risk Factors

For a discussion of risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the quarter ended March 31, 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month #1 (January 1, 2013-January 31, 2013) Employee Transactions (1)	10,592	$31.67	—	$200,000,000

Month #2 (February 1, 2013-February 28, 2013) Employee Transactions (1)	251,240	$33.71	—	$200,000,000

Month #3 (March 1, 2013-March 31, 2013 Employee Transactions (1)	17,611	$33.68	—	$200,000,000

Total Employee Transactions (1)	279,443	$33.63	—	$200,000,000

(1)

Includes (i) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units and (ii) shares repurchased from employees in certain foreign jurisdictions in connection with the vesting of those restricted stock units. The value of the shares withheld were determined using the fair market value of the Company’s common shares on the date of withholding, using a valuation methodology established by the Company.

(2)	See Note 8, “Commitments And Contingencies” of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index has been filed as part of this Report on page EX-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2013

MSCI INC. (Registrant)

By:	/s/ Robert Qutub
Robert Qutub
Chief Financial Officer,
Principal Financial Officer, Principal Accounting Officer and Authorized Signatory

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED MARCH 31, 2013

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	11	Statement Re: Computation of Earnings Per Common share (The calculation of per share earnings is in Part I, Item I, Note 4 to the Unaudited Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*	15	Letter of awareness from Deloitte & Touche LLP, dated May 10, 2013, concerning unaudited interim financial information

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

EX-1