Form 10-Q
period 2013-06-30
MSCI Inc.
filed 2013-08-02
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 29, 2013, there were 120,967,174 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

AVAILABLE INFORMATION

MSCI Inc. files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including MSCI Inc.) file electronically with the SEC. MSCI Inc.’s electronic SEC filings are available to the public at the SEC’s website, www.sec.gov.

MSCI Inc.’s website is www.msci.com. You can access MSCI Inc.’s Investor Relations webpage at http://ir.msci.com. MSCI Inc. makes available free of charge, on or through its Investor Relations webpage, its proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. MSCI Inc. also makes available, through its Investor Relations webpage, via a link to the SEC’s website, statements of beneficial ownership of MSCI Inc.’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

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

MSCI Inc.’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer and its Chief Financial Officer. MSCI Inc. will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”) on its website. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, 7 World Trade Center, 250 Greenwich Street, 49th Floor, New York, NY 10007; (212) 804-1583. The information on MSCI Inc.’s website is not incorporated by reference into this report.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements.

Other factors that could materially affect actual results, levels of activity, performance or achievements can be found in MSCI Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 1, 2013, and in quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what MSCI Inc. projected. Any forward-looking statement in this report reflects MSCI Inc.’s current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to MSCI Inc.’s operations, results of operations, growth strategy and liquidity. MSCI Inc. assumes no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

MSCI Inc. uses its website and corporate Twitter account (@MSCI_Inc) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about MSCI when you enroll your email address by visiting the “Email Alert Subscription” section at http://ir.msci.com/alerts.cfm?. The contents of MSCI Inc.’s website and social media channels are not, however, incorporated by reference into this report.

PART I

Item 1.	Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	As of
	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$334,701	$183,309
Short-term investments	—	70,898
Accounts receivable (net of allowances of $885 and $964 at June 30, 2013 and December 31, 2012, respectively)	160,101	153,557
Deferred taxes	53,346	49,552
Prepaid taxes	45,547	32,431
Prepaid and other assets	23,821	25,088

Total current assets	617,516	514,835
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $66,824 and $59,078 at June 30, 2013 and December 31, 2012, respectively)	65,982	67,419
Goodwill	1,792,310	1,783,410
Intangible assets (net of accumulated amortization of $344,866 and $316,099 at June 30, 2013 and December 31, 2012, respectively)	616,825	641,074
Other non-current assets	12,465	12,901

Total assets	$3,105,098	$3,019,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$979	$2,985
Accrued compensation and related benefits	66,443	113,359
Other accrued liabilities	38,456	42,486
Current maturities of long-term debt	43,118	43,093
Deferred revenue	347,470	308,022

Total current liabilities	496,466	509,945
Long-term debt, net of current maturities	775,072	811,623
Deferred taxes	235,066	234,245
Other non-current liabilities	42,666	38,595

Total liabilities	1,549,270	1,594,408

Commitments and Contingencies (see Note 8)

Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 125,145,294 and 124,033,980 common shares issued and 120,930,933 and 120,114,586 common shares outstanding at June 30, 2013 and December 31, 2012, respectively)	1,251	1,240
Treasury shares, at cost (4,214,361 and 3,919,394 common shares held at June 30, 2013 and December 31, 2012, respectively)	(130,847)	(120,926)
Additional paid in capital	1,024,510	1,000,014
Retained earnings	667,689	547,699
Accumulated other comprehensive income (loss)	(6,775)	(2,796)

Total shareholders’ equity	1,555,828	1,425,231

Total liabilities and shareholders’ equity	$3,105,098	$3,019,639

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
Operating revenues	$257,898	$238,565	$509,807	$467,617

Operating expenses:
Cost of services	83,359	73,243	163,544	145,534
Selling, general and administrative	57,612	57,602	119,243	113,038
Restructuring	—	(22)	—	(51)
Amortization of intangible assets	14,509	15,959	28,995	31,918
Depreciation and amortization of property, equipment and leasehold improvements	5,246	4,662	10,326	9,078

Total operating expenses	160,726	151,444	322,108	299,517

Operating income	97,172	87,121	187,699	168,100

Interest income	(237)	(237)	(505)	(460)
Interest expense	6,504	29,581	13,524	41,936
Other expense (income)	(354)	516	(130)	1,124

Other expense (income), net	5,913	29,860	12,889	42,600

Income before provision for income taxes	91,259	57,261	174,810	125,500
Provision for income taxes	30,206	19,715	54,820	43,988

Net income	$61,053	$37,546	$119,990	$81,512

Earnings per basic common share	$0.50	$0.31	$0.99	$0.66

Earnings per diluted common share	$0.50	$0.30	$0.98	$0.66

Weighted average shares outstanding used in computing earnings per share:
Basic	121,149	122,030	120,949	121,892

Diluted	122,069	123,295	121,887	123,204

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
Net income	$61,053	$37,546	$119,990	$81,512
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,312)	(3,591)	(7,774)	(62)
Income tax effect	888	1,378	2,998	(12)

Foreign currency translation adjustments, net	(1,424)	(2,213)	(4,776)	(74)

Unrealized gains (losses) on cash flow hedges	574	496	1,167	524
Income tax effect	(221)	(190)	(447)	(223)

Unrealized gains (losses) on cash flow hedges, net	353	306	720	301

Unrealized gains (losses) on available-for-sale securities	—	7	(5)	(2)
Income tax effect	—	(3)	2	—

Unrealized gains (losses) on available-for-sale securities, net	—	4	(3)	(2)

Pension and other post-retirement adjustments	23	896	115	913
Income tax effect	(2)	(215)	(33)	(220)

Pension and other post-retirement adjustments, net	21	681	82	693

Other comprehensive income (loss), net of tax	(1,050)	(1,222)	(3,977)	918

Comprehensive income	$60,003	$36,324	$116,013	$82,430

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2013	2012
	(unaudited)
Cash flows from operating activities
Net income	$119,990	$81,512
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	28,995	31,918
Share-based expense	12,829	11,872
Depreciation and amortization of property, equipment and leasehold improvements	10,326	9,078
Amortization of debt origination fees	1,474	16,599
Deferred taxes	3,356	(17,516)
Amortization of discount on long-term debt	474	4,834
Excess tax benefits from share-based compensation	(1,402)	(1,659)
Other non-cash adjustments	(857)	(299)
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(7,936)	44,714
Prepaid income taxes	(11,555)	1,777
Prepaid and other assets	1,198	(132)
Accounts payable	(2,343)	414
Deferred revenue	41,319	44,979
Accrued compensation and related benefits	(42,399)	(46,768)
Other accrued liabilities	(3,779)	(2,107)
Other	6,986	10,850

Net cash provided by operating activities	156,676	190,066

Cash flows from investing activities
Proceeds from redemption of short-term investments	70,900	130,434
Purchase of short-term investments	—	(76,331)
Acquisitions, net of cash acquired	(23,268)	—
Capital expenditures	(8,491)	(19,946)

Net cash provided by investing activities	39,141	34,157

Cash flows from financing activities
Proceeds from borrowing, net of discount	—	876,087
Repayment of long-term debt	(37,000)	(1,081,563)
Payment of debt issuance costs	—	(3,870)
Repurchase of treasury shares	(9,639)	(2,483)
Proceeds from exercise of stock options	6,880	7,555
Excess tax benefits from share-based compensation	1,402	1,659

Net cash used in financing activities	(38,357)	(202,615)

Effect of exchange rate changes	(6,068)	(512)

Net increase (decrease) in cash and cash equivalents	151,392	21,096
Cash and cash equivalents, beginning of period	183,309	252,211

Cash and cash equivalents, end of period	$334,701	$273,307

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,297	$21,406

Cash paid for income taxes	$62,145	$57,753

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$4,568	$7,940

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

MSCI Inc. together with its wholly-owned subsidiaries (the “Company” or “MSCI”) is a global provider of investment decision support tools, including indices, portfolio risk and performance analytics and corporate governance products and services. The Company’s flagship products are its global equity indices and environmental, social and governance (“ESG”) products marketed under the MSCI and MSCI ESG brands, its portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand, its market and credit risk analytics marketed under the RiskMetrics and Barra brands, its governance research and outsourced proxy voting and reporting services, and executive compensation analytics tools marketed under the ISS brand, its valuation models and risk management software for the energy and commodities markets marketed under the FEA brand, its private real estate benchmarks marketed under the IPD brand and its products for monitoring, analyzing and reporting on institutional assets for institutional investment consultants marketed under the InvestorForce brand.

MSCI operates as two segments: the Performance and Risk business and the Governance business. The Performance and Risk business is a global provider of investment decision support tools, including equity indices, real estate indices and benchmarks, portfolio risk and performance analytics, credit analytics and ESG products. The Governance business is a provider of corporate governance products, services and data solutions to institutional shareholders and corporations around the world. (See Note 12, “Segment Information,” for further information about MSCI’s operating segments.)

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI Inc. and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of June 30, 2013 and December 31, 2012, the results of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated financial statement information as of December 31, 2012 has been derived from the 2012 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Intercompany balances and transactions are eliminated in consolidation.

Adjustment to Revenue

During the six months ended June 30, 2012, as a result of a one-time adjustment, the Company recorded a $5.2 million cumulative revenue reduction to correct an immaterial error related to revenues previously reported through December 31, 2011. The effect of recording this adjustment in the six months ended June 30, 2012 resulted in a one-time decrease to the energy and commodity analytics products revenues in the Company’s Unaudited Condensed Consolidated Statement of Income and an increase in deferred revenues in the Company’s Unaudited Condensed Consolidated Statement of Financial Condition. It was determined that under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, “Software Revenue Recognition,” the Company incorrectly established vendor specific objective evidence, or VSOE, for certain energy and commodity analytics products and as a result should not have been recognizing a substantial portion of the revenue immediately upon delivery or renewal of a time based subscription license, the terms of which are generally one year. Rather, the entire license fee should have been recognized ratably over the term of the license. As such, the Company made the cumulative adjustment effective January 1, 2012 and started recognizing revenue related to all contracts still in effect as of this date ratably over the remainder of the term. The Company began recognizing revenue ratably over the contract term for any new contracts entered into on or after January 1, 2012. Based upon an evaluation of all relevant factors, management believes the correcting adjustment did not have a material impact on the Company’s previously reported results and, accordingly, has determined that restatement of previously issued financial statements is not necessary.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentrations

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash deposits and short-term investments. At June 30, 2013 and December 31, 2012, cash and cash equivalent amounts were $334.7 million and $183.3 million, respectively. The Company held no short-term investments at June 30, 2013. At December 31, 2012, the Company had invested $70.9 million in U.S. Treasury Securities with maturity dates ranging from 91 to 360 days from the date of purchase. The Company receives interest at prevailing money market fund rates on its cash deposits.

For the three and six months ended June 30, 2013 and 2012, no single customer accounted for 10.0% or more of the Company’s operating revenues.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” or ASU 2013-10. The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC Topic 815, “Derivatives and Hedging,” in addition to the interest rates on direct Treasury obligations of the U.S. government and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. This new guidance is to be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” or ASU 2013-11. The amendments in this update require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under a few limited circumstances. The amendments in this update do not require new recurring disclosures. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

3. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

As required by ASC Subtopic 220-10, “Comprehensive Income—Overall,” the following table presents the amounts reclassified from accumulated other comprehensive income by the respective line item in the Unaudited Condensed Consolidated Statements of Income:

Reclassifications Out of Accumulated Other Comprehensive Income (a)

(in thousands)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Unaudited Condensed Consolidated Statement of Income
	Three Months Ended	Six Months Ended
	June 30,2013	June 30,2013
Unrealized losses on cash flow hedges
Interest rate contracts	$(574)	$(1,167)	Interest expense
	221	447	Tax benefit

	$(353)	$(720)	Net of tax

Unrealized gains on available-for-sale securities
Short-term investments	$—	$5	Interest income
	—	(2)	Tax expense

	$—	$3	Net of tax

Total reclassifications for the period, net of tax	$(353)	$(717)

(a)	Amounts in parentheses indicate losses moved to the Unaudited Condensed Consolidated Statements of Income.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Shares of common stock outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 224 and 112 restricted stock units or stock options excluded from the calculation of diluted EPS for the three and six months ended June 30, 2013, respectively, because of their anti-dilutive effect. There were 8,710 and 4,355 restricted stock units or stock options excluded from the calculation of diluted EPS for the three and six months ended June 30, 2012, respectively, because of their anti-dilutive effect.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net income	$61,053	$37,546	$119,990	$81,512
Less: Allocations of earnings to unvested restricted stock units (1)	(239)	(229)	(469)	(496)

Earnings available to MSCI common shareholders	$60,814	$37,317	$119,521	$81,016

Basic weighted average common shares outstanding	121,149	122,030	120,949	121,892

Basic weighted average common shares outstanding	121,149	122,030	120,949	121,892
Effect of dilutive securities:
Stock options and restricted stock units	920	1,265	938	1,312

Diluted weighted average common shares outstanding	122,069	123,295	121,887	123,204

Earnings per basic common share	$0.50	$0.31	$0.99	$0.66

Earnings per diluted common share	$0.50	$0.30	$0.98	$0.66

(1)	Restricted stock units granted to employees prior to 2013 and all restricted stock units granted to independent directors of the Company have a right to participate in all of the earnings of the Company in the computation of basic EPS and, therefore, these restricted stock units are not included as incremental shares in the diluted EPS computation.

5. SHORT-TERM INVESTMENTS

In the six months ended June 30, 2013, the Company began investing excess cash in money market funds and other similar cash equivalents rather than in U.S. Treasury securities and other short-term investments as it had in prior periods. As a result, the Company held no short-term investments as of June 30, 2013.

The fair value and gross unrealized gains and losses of securities available-for-sale as of December 31, 2012 were as follows:

(in thousands)	Amortized Cost plus Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities available-for-sale
U.S. Treasury securities	$70,893	$5	$—	$70,898

There were no investments with continuous unrealized losses for less than 12 months as of June 30, 2013 or December 31, 2012.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at June 30, 2013 and December 31, 2012 consisted of the following:

		As of
Type	Estimated Useful Lives	June 30, 2013	December 31, 2012
		(in thousands)
Computer & related equipment	3 to 5 years	$73,926	$67,529
Furniture & fixtures	7 years	7,631	7,847
Leasehold improvements	3 to 21 years	48,936	48,405
Work-in-process	—	2,313	2,716

Subtotal		132,806	126,497
Accumulated depreciation and amortization		(66,824)	(59,078)

Property, equipment and leasehold improvements, net		$65,982	$67,419

Depreciation and amortization expense of property, equipment and leasehold improvements was $5.3 million and $4.7 million for the three months ended June 30, 2013 and 2012, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $10.3 million and $9.1 million for the six months ended June 30, 2013 and 2012, respectively.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. GOODWLL AND INTANGIBLE ASSETS

Goodwill

The Company carries goodwill as a result of its acquisitions of Barra, LLC (“Barra”), RiskMetrics Group, LLC (“RiskMetrics”), Measurisk, LLC (“Measurisk”), IPD Group Limited (“IPD”) and Investor Force Holdings, Inc. (“InvestorForce”), as reflected in the table below:

	Performance and Risk	Governance	Total
(in thousands)

Goodwill at December 31, 2012	$1,552,293	$231,117	$1,783,410
Changes to goodwill (1)	14,370	(468)	13,902
Foreign exchange translation adjustment	(5,002)	—	(5,002)

Goodwill at June 30, 2013	$1,561,661	$230,649	$1,792,310

(1)

Resulting from the acquisition of InvestorForce, which contributed $11.6 million to the Performance and Risk segment, adjustments to the valuation of acquired IPD assets and liabilities, which contributed $2.7 million to the Performance and Risk segment, and the disposal of the CFRA product line, which removed $0.5 million from the Governance segment.

Intangible Assets

Amortization expense related to intangible assets for the three months ended June 30, 2013 and 2012 was $14.5 million and $16.0 million, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2013 and 2012 was $29.0 million and $31.9 million, respectively.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	As of
(in thousands)	June 30, 2013	December 31, 2012
Gross intangible assets:
Customer relationships	$478,735	$474,236
Trademarks/trade names	257,282	256,582
Technology/software	196,493	193,192
Proprietary process	3,800	3,800
Proprietary data	28,527	28,527

Subtotal	964,837	956,337
Foreign exchange translation adjustment	(3,146)	836

Total gross intangible assets	$961,691	$957,173

Accumulated amortization:
Customer relationships	$(108,983)	$(92,631)
Trademarks/trade names	(68,897)	(62,270)
Technology/software	(163,848)	(159,375)
Proprietary process	(1,953)	(1,636)
Proprietary data	(1,241)	(184)

Subtotal	(344,922)	(316,096)
Foreign exchange translation adjustment	56	(3)

Total accumulated amortization	$(344,866)	$(316,099)

Net intangible assets:
Customer relationships	$369,752	$381,605
Trademarks/trade names	188,385	194,312
Technology/software	32,645	33,817
Proprietary process	1,847	2,164
Proprietary data	27,286	28,343

Subtotal	619,915	640,241
Foreign exchange translation adjustment	(3,090)	833

Total net intangible assets	$616,825	$641,074

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The estimated amortization expense for succeeding years is presented below:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2013	$28,827
2014	57,615
2015	57,538
2016	55,400
2017	49,289
2018	46,787
Thereafter	321,369

Total	$616,825

8. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended June 30, 2013 and 2012 was $6.2 million and $6.9 million, respectively. Rent expense for the six months ended June 30, 2013 and 2012 was $12.4 million and $13.0 million, respectively.

Share repurchase. On December 13, 2012, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock beginning immediately and continuing through December 31, 2014 (the “2012 Repurchase Program”). As part of this authorization, on December 13, 2012, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to initiate share repurchases aggregating $100.0 million. The ASR agreement was structured as a capped ASR in which the Company paid $100.0 million and received approximately 2.2 million shares representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. This price is capped such that only under limited circumstances may the Company be required to deliver shares or pay cash at settlement. Additionally, depending on the average share price through the July 2013 completion date, the Company may receive additional shares under the ASR agreement. As of June 30, 2013, no additional shares have been received under the ASR agreement.

The $100.0 million payment was initially split and recorded as a $65.0 million increase to “Treasury stock” and a $35.0 million decrease to “Additional paid in capital” on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition to reflect the initial estimate of the value of shares received. The 2012 Repurchase Program, except for the ASR, may be modified, suspended, terminated or extended by the Company at any time without prior notice. The additional $200.0 million balance of the authorization under the 2012 Repurchase Program will be available for utilization through December 31, 2014 at the Company’s discretion. (See Note 14, “Subsequent Events,” for further information about the 2012 Repurchase Program.)

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The 2012 Term Loan bears interest equal to the London Interbank Offered Rate (“LIBOR”) plus a margin. As of June 30, 2013, the 2012 Term Loan bore interest at LIBOR plus a margin of 2.00%, or 2.20%. In March 2013, the Company made a $15.0 million prepayment on the 2012 Term Loan.

Current maturities of long-term debt at June 30, 2013 was $43.1 million, net of a $0.9 million discount. Long-term debt, net of current maturities at June 30, 2013 was $775.1 million, net of a $1.9 million discount.

Current maturities of long-term debt at December 31, 2012 was $43.1 million, net of a $0.9 million discount. Long-term debt, net of current maturities at December 31, 2012 was $811.6 million, net of a $2.4 million discount.

In connection with entering into the Amended and Restated Credit Facility, the Company paid $5.7 million in fees, $3.9 million of which are being deferred. These financing fees, together with the existing fees related to prior credit facilities, are being amortized over the life of the Amended and Restated Credit Facility. At June 30, 2013, $9.1 million of the deferred financing fees remain unamortized, $2.8 million of which is included in “Prepaid and other assets” and $6.3 million of which is included in “Other non-current assets” on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition.

The Company amortized $0.7 million and $15.3 million of deferred financing fees in interest expense during the three months ended June 30, 2013 and 2012, respectively. The Company amortized $1.5 million and $16.6 million of deferred financing fees in interest expense during the six months ended June 30, 2013 and 2012, respectively. Approximately $0.2 million and $4.6 million of debt discount were amortized in interest expense during the three months ended June 30, 2013 and 2012, respectively. Approximately $0.5 million and $4.8 million of debt discount were amortized in interest expense during the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013 and December 31, 2012, the fair market value of the Company’s debt obligations were $821.0 million and $862.3 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value as discussed in Note 9, “Fair Value Measures,” and represents Level 2 valuations. We utilize the market approach and obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

The Amended and Restated Credit Facility also amended certain negative covenants, including financial covenants.

As of June 30, 2013, the Company’s retained earnings of $667.7 million were restricted as to the payments of dividends. As outlined in the Amended and Restated Credit Facility, the Company cannot pay or declare any dividends except out of amounts available for restricted payments. As of June 30, 2013, the amount available for restricted payments was $455.7 million, reflecting the Company’s cumulative retained excess cash flows (“CRECF”), as defined in the Amended and Restated Credit Facility, through December 31, 2012 and adjusted for any restricted payments made during the six months ended June 30, 2013. To the extent the CRECF is utilized for other actions restricted under the Amended and Restated Credit Facility, including stock repurchases, the amount available for restricted payments will be reduced.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivatives and Hedging Activities. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company had previously entered into derivative financial instruments to manage exposures that arose from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, and may do so again in the future. The Company’s derivative financial instruments were used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency, the U.S. dollar. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency.

Cash Flow Hedges of Interest Rate Risk. As a result of the repayment of the 2011 Term Loan on May 4, 2012 and the 2010 Term Loan on March 14, 2011, the Company discontinued prospective hedge accounting on its then-existing interest rate swaps as they no longer met hedge accounting requirements. The Company has not entered into new interest rate swaps to hedge its debt and it is not required to do so under the Amended and Restated Credit Facility. The Company will continue to report the net loss related to the discontinued cash flow hedges in Accumulated Other Comprehensive Income and is expected to reclassify this amount into earnings during the contractual term of the swap agreements. During the next 12 months, the Company estimates that an additional $0.2 million will be reclassified as an increase to interest expense.

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2013, the Company had three outstanding foreign currency forwards with a combined notional amount of $38.9 million that were not designated as hedges in qualifying hedging relationships.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition:

(in thousands)	Unaudited Condensed Consolidated Statements of Financial Condition Location	As of June 30, 2013	As of December 31, 2012
Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate swaps	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other accrued liabilities	(78)	(203)
Asset derivatives:
Foreign exchange contracts	Prepaid and other assets	$144	$3

The following tables present the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition and Unaudited Condensed Consolidated Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives (Effective Portion) for the Three Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for the Three Months Ended June 30,		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended June 30,
(in thousands)	2013	2012		2013	2012		2013	2012
Interest rate swaps	$—	$(601)	Interest expense	$(574)	$(107)	Interests expense	$—	$—

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives (Effective Portion) for the Six Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) for the Six Months Ended June 30,		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Six Months Ended June 30,

(in thousands)	2013	2012		2013	2012		2013	2012
Interest rate swaps	$—	$(1,218)	Interest expense	$(1,167)	$(695)	Interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30,
		2013	2012
Foreign exchange contracts	Other expense	$159	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives for the Six Months Ended June 30,
		2013	2012
Foreign exchange contracts	Other expense	$1,657	$—

9. FAIR VALUE MEASURES

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

Description	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—
Foreign exchange contracts	144	—	144	—

Total financial assets	$144	$—	$144	$—

Liabilities:

Foreign exchange contracts	$(78)	$—	$(78)	$—

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

10. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. Costs relating to 401(k), pension and post-retirement benefit expenses were $5.2 million for both of the three months ended June 30, 2013 and 2012. Amounts included in cost of services were $3.3 million and $3.6 million for the three months ended June 30, 2013 and 2012, respectively. Amounts included in selling, general and administrative expense related to these pension and post-retirement expenses for the three months ended June 30, 2013 and 2012 were $1.9 million and $1.6 million, respectively.

For the six months ended June 30, 2013 and 2012, costs relating to 401(k), pension and post-retirement benefit expenses were $12.0 million and $11.7 million, respectively. Amounts included in cost of services were $7.4 million and $7.5 million for the six months ended June 30, 2013 and 2012, respectively. Amounts included in selling, general and administrative expense related to these pension and post-retirement expenses for the three months ended June 30, 2013 and 2012 were $4.6 million and $4.2 million, respectively.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions and, in the case of the MSCI 401(k) plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations. The Company’s expenses associated with the 401(k) plan and other defined contribution plans were $4.6 million and $3.5 million for the three months ended June 30, 2013 and 2012, respectively. The Company’s expenses associated with the 401(k) plan and other defined contribution plans were $10.8 million and $9.6 million for the six months ended June 30, 2013 and 2012, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense related to defined benefit pension plans was $0.6 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively. Net periodic benefit expense related to defined benefit pension plans was $1.2 million and $2.1 million for the six months ended June 30, 2013 and 2012, respectively.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. INCOME TAXES

The Company’s provision for income taxes was $54.8 million and $44.0 million for the six months ended June 30, 2013 and 2012, respectively. These amounts reflect effective tax rates of 31.4% and 35.1% for the six months ended June 30, 2013 and 2012, respectively. The effective rate of 31.4% for the six months ended June 30, 2013 reflects the Company’s estimate of the effective tax rate for the period and is lower than the prior year because of certain discrete items totaling $3.9 million, the effect of which was to decrease the Company’s effective tax rate by 3.3 percentage points.

The Company is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in certain countries, such as the United Kingdom, and in states in which the Company has significant business operations, such as New York. The tax years currently under examination vary by jurisdiction. During 2010, Morgan Stanley reached a settlement with New York State and New York City tax authorities on issues relating to tax years 2002 through 2006. During the year ended December 31, 2012, it was determined that MSCI’s share of the assessed tax and interest was $12.0 million, which the Company paid in accordance with the tax sharing agreement between it and Morgan Stanley, dated as of November 20, 2007. This reflected the final settlement of these tax issues with Morgan Stanley relating to tax years 2002 through 2006.

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

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

Tax Jurisdiction	Tax Years
United States	2005-2011
California	2009-2011
New York State	2007-2011
New York City	2007-2011
Hong Kong	2006-2012
United Kingdom	2010-2011
Canada	2006-2012
Japan	2009-2012
India	2008-2012

12. SEGMENT INFORMATION

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or CODM, in deciding how to allocate resources. MSCI’s Chief Executive Officer, who is considered to be its CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. MSCI operates as two segments, the Performance and Risk business and the Governance business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s CODM for purposes of making operating decisions and assessing financial performance.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table presents MSCI’s operating segments’ results for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Operating revenues
Performance and Risk	$228,423	$207,576	$447,892	$405,665
Governance	29,475	30,989	61,915	61,952

Consolidated	$257,898	$238,565	$509,807	$467,617

Amortization of intangible assets and depreciation and amortization of property, equipment and leasehold improvements
Performance and Risk	$15,550	$16,456	$30,805	$32,660
Governance	4,205	4,165	8,516	8,336

Consolidated	$19,755	$20,621	$39,321	$40,996

Operating income
Performance and Risk	$93,574	$85,980	$180,273	$163,455
Governance	3,598	1,141	7,426	4,645

Consolidated	$97,172	$87,121	$187,699	$168,100

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	(in thousands)
Americas:
United States	$123,634	$123,263	$248,930	$240,266
Other	8,677	8,374	17,590	15,895

Total Americas	132,311	131,637	266,520	256,161

Europe, Middle East and Africa (“EMEA”):
United Kingdom	35,761	28,380	72,801	56,210
Other	61,072	47,653	110,982	93,920

Total EMEA	96,833	76,033	183,783	150,130

Asia & Australia:
Japan	12,135	14,436	25,175	28,819
Other	16,619	16,459	34,329	32,507

Total Asia & Australia	28,754	30,895	59,504	61,326

Total	$257,898	$238,565	$509,807	$467,617

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	June 30, 2013	December 31, 2012
Long-lived assets	(in thousands)

Americas:
United States	$2,333,166	$2,334,877
Other	4,369	4,608

Total Americas	2,337,535	2,339,485

EMEA:
United Kingdom	132,716	139,714
Other	7,753	8,749

Total EMEA	140,469	148,463

Asia & Australia:
Japan	303	297
Other	4,306	3,658

Total Asia & Australia	4,609	3,955

Total	$2,482,613	$2,491,903

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

Acquisition of IPD

On November 30, 2012, MSCI Limited, an indirect wholly-owned subsidiary of the Company, paid cash of $124.8 million to acquire real estate performance measurement group IPD. The acquisition of IPD expands the Company’s multi-asset class offering by facilitating the integration of private real estate assets into its models, as well as adding a family of real estate indices to the Company’s family of equity indices. IPD is dedicated to the objective measurement of the commercial real estate market. Headquartered in London, with offices around the world, IPD is a leading provider of real estate performance analysis for funds, investors, managers, lenders and occupiers and offers a wide range of services that include research, reporting, benchmarking and indices. IPD has been added as a component of the Performance and Risk business segment.

As of June 30, 2013, the preliminary purchase price allocations for the IPD acquisition were $76.5 million for goodwill, $58.7 million for identifiable intangible assets, $18.6 million for assets other than identifiable intangible assets and $29.0 million for other liabilities.

Acquisition of InvestorForce

On January 29, 2013, MSCI completed the acquisition of InvestorForce by paying $23.6 million in cash. The acquisition of InvestorForce enhances MSCI’s position as a leader in performance analysis and risk transparency and furthers its goal of providing investment decision support tools to institutional investors across all client segments and asset classes. InvestorForce is a leading provider of performance reporting solutions to the institutional investment community in the United States, providing investment consultants with an integrated solution for daily monitoring, analysis and reporting on institutional assets. InvestorForce has been added as a component of the Performance and Risk business segment.

As of June 30, 2013, the preliminary purchase price allocations for the InvestorForce acquisition were $11.6 million for goodwill, $9.1 million for identifiable intangible assets, $6.4 million for assets other than identifiable intangible assets and $3.5 million for other liabilities. Primarily as a result of additional income tax information being received and a working capital adjustment, certain InvestorForce acquired tax asset values increased by $7.5 million and goodwill decreased by $7.4 million compared to those reported in the three months ended March 31, 2013.

Disposition of CFRA

On March 31, 2013, MSCI completed the sale of its CFRA product line, which was a component of the Governance business segment. The results of operations from the CFRA product line and the sale of CFRA were not material to the Company.

14. SUBSEQUENT EVENTS

Completion of the December 2012 ASR Program

On July 31, 2013, MSCI completed the $100.0 million ASR agreement into which it had entered with a financial institution on December 14, 2012. The Company received an additional 762,089 shares delivered in July 2013. Those shares were in addition to the 2,226,028 shares delivered to MSCI at the outset of the program in December 2012. In total, 2,988,117 million shares were delivered to MSCI for an average purchase price of $33.47 per share. The repurchased shares will be held in treasury.

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Initiation of the August 2013 ASR Program

On August 1, 2013, MSCI entered into a new ASR agreement to initiate share repurchases aggregating $100.0 million. The new ASR agreement is structured as a capped ASR in which, on August 2, 2013, MSCI paid $100.0 million and received approximately 1.9 million shares, representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. This price is capped such that only under limited circumstances may the Company be required to deliver shares or pay cash at settlement. The Company anticipates that all repurchases under the ASR will be completed no later than the final repurchase date in December 2013, although settlement of the ASR agreement may be accelerated under certain circumstances. Additionally, depending on the average share price through the completion date in December 2013, MSCI may receive additional shares under the new ASR agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statements of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of June 30, 2013, the related condensed consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2013 and 2012, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of MSCI Inc. and subsidiaries as of December 31, 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
August 2, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K for the fiscal year ended December 31, 2012.

Overview

We are a leading global provider of investment decision support tools, including indices, portfolio risk and performance analytics and corporate governance products and services. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), real estate, hedge funds and private wealth; financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of June 30, 2013, we had offices in 37 cities in 24 countries to help serve our diverse client base, with 52.3% of our revenue from clients in the Americas, 36.0% in Europe, the Middle East and Africa (“EMEA”) and 11.7% in Asia and Australia based on revenues for the six months ended June 30, 2013.

Our principal sales model in both of our business segments is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services for an annual fee paid, in most cases, up-front. Additionally, we have increasing recurring subscriptions to our managed services offering whereby we oversee the production of risk and performance reports on behalf of our clients. Our revenues also come from clients who use our indices as the basis for index-linked investment products such as ETFs. We also derive revenues from certain institutional clients that use our indices as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generate a limited amount of our revenues from certain exchanges that use our indices as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. We also receive revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services and overages relating to the proxy research and voting services, fees relating to recovery of securities class action settlements and from certain products and services that are designed for one-time usage.

In evaluating our financial performance, we focus on revenue growth in total and by product category as well as operating profit growth and the level of profitability as measured by our operating margin in total. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our operating profits into excess cash in the future. Our revenue growth strategy includes: (a) expanding and deepening our relationships with investment institutions worldwide; (b) developing new and enhancing existing product offerings, including combining existing product features or data derived from our products to create new products; and (c) actively seeking to acquire products, technologies and companies that will enhance, complement or expand our client base and our product offerings.

To maintain and accelerate our revenue and operating income growth, we expect to continue to invest in and expand our operating functions and infrastructure, including adding product management, sales and client support staff and facilities in locations around the world and adding staff and supporting technology for our research and our data operations and our technology functions. At the same time, managing and controlling our operating expenses is very important to us and a distinct part of our culture. Over time, our goal is to keep the rate of growth of our operating expenses below the rate of growth of our revenues, allowing us to expand our operating margins. However, at times, because of significant market opportunities, it may be more important for us to invest in our business in order to support increased efforts to attract new clients and to develop new product offerings, rather than emphasize short-term operating margin expansion. Furthermore, in some periods our operating expense growth may exceed our operating revenue growth due to the variability of revenues from several of our products, including our equity indices licensed as the basis of ETFs, IPD products that are recognized primarily upon delivery of reports to clients and non-recurring fees.

Operating Segments

We operate under two segments: the Performance and Risk business and the Governance business. See Note 12, “Segment Information,” for further information about MSCI’s operating segments.

Our Performance and Risk business is a leading global provider of investment decision support tools, including indices and portfolio risk and performance analytics, credit analytics and environmental, social and governance (“ESG”) products. Our Performance and Risk products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, assessment of social responsibility, environmental stewardship and the effects of climate change on investments, investment manager selection and investment research. The flagship products within our Performance and Risk business are our global equity indices and ESG products marketed under the MSCI and MSCI ESG brands, our market and credit risk analytics marketed under the RiskMetrics and Barra brands, our portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand and our valuation models and risk management software for the energy and commodities markets marketed under the FEA brand, our real estate indices and analytics marketed under the IPD brand and our products for monitoring, analyzing and reporting on institutional assets for institutional investment consultants marketed under the InvestorForce brand.

Our Governance business is a leading provider of corporate governance and specialized financial research and analysis services to institutional investors and corporations around the world. Among other things, the Governance business facilitates the voting of proxies by institutional investors and provides in-depth research and analysis to help inform voting decisions and identify issuer-specific risk. The Governance business offers both global security coverage and fully integrated products and services, including proxy voting, policy creation, research, vote recommendations, vote execution, post-vote disclosure and reporting and analytical tools. It also provides class action monitoring and claims filing services to aid institutional investors in the recovery of funds from securities class action settlements. Within a firewall designed to separate it from the rest of the Governance business, ISS Corporate Services also provides products and services to corporate clients who may use those products and services to learn about and improve their governance practices. The flagship products within our Governance business are our governance research and outsourced proxy voting and reporting services and our executive compensation analytics tools marketed under the ISS brand. On March 31, 2013, we sold our CFRA product line, which offered clients specialized financial research and analytic services.

Revenues and expenses directly associated with each respective segment are included in determining its operating results. Other expenses that are not directly attributable to a particular segment are allocated based upon allocation methodologies, including time estimates, headcount, net revenues and other relevant usage measures.

Factors Affecting the Comparability of Results

Term Loan Repricing

On June 1, 2010, we entered into a senior secured credit agreement comprised of (i) a six-year term loan facility (the “2010 Term Loan”) and (ii) a five-year revolving credit facility (the “2010 Revolving Credit Facility,” together with the 2010 Term Loan, the “2010 Credit Facility”).

On March 14, 2011, we completed the repricing of the 2010 Credit Facility pursuant to Amendment No. 2 to the 2010 Credit Facility (“Amendment No. 2”). Amendment No. 2 provided for the incurrence of a new senior secured term loan (the “2011 Term Loan”). The proceeds of the 2011 Term Loan, together with cash on hand, were used to repay the remaining outstanding balance of the 2010 Term Loan in full. The 2011 Term Loan would have matured in March 2017.

On May 4, 2012, we amended and restated our 2010 Credit Facility (the credit agreement as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured five-year Term Loan A Facility (the “2012 Term Loan”) in an aggregate amount of $880.0 million and a $100.0 million senior secured revolving facility (the “2012 Revolving Credit Facility”). The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to repay the remaining outstanding principal of the then-existing 2011 Term Loan. The 2012 Term Loan and the 2012 Revolving Credit Facility mature on May 4, 2017. In connection with the repayment of the 2011 Term Loan, we terminated our then-existing interest rate swaps and have not entered into new interest rate swaps to hedge our debt as such swaps are not required under the Amended and Restated Credit Facility. We incurred $20.6 million in expense related to the accelerated amortization of existing fees and the immediate recognition of new fees associated with this transaction in “Interest expense” on our Condensed Consolidated Statement of Income for the six months ended June 30, 2012.

At June 30, 2013, the 2012 Term Loan bore interest of LIBOR plus 2.00%, or 2.20%.

Acquisitions

On November 30, 2012, we completed the acquisition of IPD Group Limited (“IPD”) by paying $124.8 million in cash. The acquisition of IPD expands our multi-asset class offering by facilitating the integration of private real estate assets into our models, as well as adding a family of real estate indices to our family of equity indices.

On January 29, 2013, we completed the acquisition of Investor Force Holdings, Inc. (“InvestorForce”) by paying $23.6 million in cash. The acquisition of InvestorForce enhances our position as a leader in performance analysis and risk transparency and furthers our goal of providing investment decision support tools to institutional investors across all client segments and asset classes.

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

On December 13, 2012, as part of the 2012 Repurchase Program, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to initiate a repurchase aggregating $100.0 million. On December 14, 2012, we received approximately 2.2 million shares representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. On a time-weighted basis, these shares were no longer considered outstanding as of December 14, 2012. No additional shares were received under the ASR agreement through June 30, 2013. See Note 14, “Subsequent Events—Completion of the December 2012 ASR Program,” of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the settlement of this ASR agreement.

The discussion of our unaudited results of operations for the three and six months ended June 30, 2013 and 2012 are presented below. The results of operations for interim periods may not be indicative of future results.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Results of Operations

The following table presents the results of operations for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012	Increase/ (Decrease)
	(in thousands, except per share data)

Operating revenues	$257,898	$238,565	$19,333	8.1%

Operating expenses:
Cost of services	83,359	73,243	10,116	13.8%
Selling, general and administrative	57,612	57,602	10	—%
Restructuring	—	(22)	22	(100.0%)
Amortization of intangible assets	14,509	15,959	(1,450)	(9.1%)
Depreciation and amortization of property, equipment, and leasehold improvements	5,246	4,662	584	12.5%

Total operating expenses	160,726	151,444	9,282	6.1%

Operating income	97,172	87,121	10,051	11.5%
Other expense (income), net	5,913	29,860	(23,947)	(80.2%)
Provision for income taxes	30,206	19,715	10,491	53.2%

Net income	$61,053	$37,546	$23,507	62.6%

Earnings per basic common share	$0.50	$0.31	$0.19	61.3%

Earnings per diluted common share	$0.50	$0.30	$0.20	66.7%

Operating margin	37.7%	36.5%

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

The following table summarizes the revenue by product category for the three months ended June 30, 2013 compared to the three months ended June 30, 2012:

	Three Months Ended June 30,
	2013	2012	Increase/ (Decrease)
	(in thousands)

Index and ESG:
Subscriptions	$95,200	$75,829	$19,371	25.5%
Asset-based fees	36,970	34,094	2,876	8.4%

Total index and ESG products	132,170	109,923	22,247	20.2%
Risk management analytics	67,099	64,547	2,552	4.0%
Portfolio management analytics	26,089	29,326	(3,237)	(11.0%)
Energy and commodity analytics	3,065	3,780	(715)	(18.9%)
Governance	29,475	30,989	(1,514)	(4.9%)

Total operating revenues	$257,898	$238,565	$19,333	8.1%

Recurring subscriptions	$213,502	$198,104	$15,398	7.8%
Asset-based fees	36,970	34,094	2,876	8.4%
Non-recurring revenue	7,426	6,367	1,059	16.6%

Total operating revenues	$257,898	$238,565	$19,333	8.1%

Total operating revenues for the three months ended June 30, 2013 increased $19.3 million, or 8.1%, to $257.9 million compared to $238.6 million for the three months ended June 30, 2012. Subscription revenues consist of revenues related to our index and ESG subscriptions, risk management analytics, portfolio management analytics, energy and commodity analytics and governance products. Excluding the impact of revenues attributable to IPD, InvestorForce and CFRA, revenues grew by 1.0%.

Our index and ESG products primarily consist of equity index subscriptions, equity index asset-based fees products and ESG products. Our index and ESG products are used to benchmark investment performance, as a basis for index-linked investment products to assess social responsibility, environmental stewardship and the effects of climate change on investments, for research and for investment manager selection. We derive revenues from our index and ESG products through index data and ESG subscriptions, fees based on assets in investment products linked to our indices and non-recurring licenses of our index historical data. Revenues related to index and ESG products increased 20.2% to $132.2 million for the three months ended June 30, 2013 compared to $109.9 million for the three months ended June 30, 2012. Excluding the impact of revenues attributable to IPD, revenues grew by 4.8%.

IPD products contributed $17.0 million to our index and ESG product revenues during the three months ended June 30, 2013. Revenue from IPD products is substantially recognized based upon the delivery of products to clients. The second quarter is expected to be the highest for revenues from IPD products, reflecting when a substantial portion of the IPD annual report product is delivered to clients.

Subscription revenues from the index and ESG products were up $19.4 million, or 25.5%, to $95.2 million for the three months ended June 30, 2013 compared to $75.8 million for the three months ended June 30, 2012. Excluding the impact of revenues attributable to IPD, revenues grew by $2.4 million, or 3.1%, primarily attributable to growth in our benchmark products.

Asset-based fee revenues attributable to index and ESG products increased $2.9 million, or 8.4%, to $37.0 million for the three months ended June 30, 2013 compared to $34.1 million for the three months ended June 30, 2012. The year-over-year difference resulted from higher fees from non-ETF passive funds and a change in the mix of ETFs linked to MSCI indices. Included in the three months ended June 30, 2013 and 2012 were revenues of $0.8 million and $5.2 million, respectively, related to certain Vanguard ETFs that have switched away from MSCI indices as of June 30, 2013 (the “Vanguard ETFs”).

The average value of assets in ETFs linked to MSCI equity indices in the aggregate decreased 2.3% to $324.1 billion for the three months ended June 30, 2013 compared to $331.6 billion for the three months ended June 30, 2012. The average value of assets related to the Vanguard ETFs was $35.7 billion for the three months ended June 30, 2013 compared to $116.4 billion for the three months ended June 30, 2012.

As of June 30, 2013, the value of assets in ETFs linked to MSCI equity indices was $269.7 billion, representing a decrease of 17.6% from $327.4 billion as of June 30, 2012. Of the $269.7 billion of assets in ETFs linked to MSCI equity indices as of June 30, 2013, 47.5% were linked to indices related to developed markets outside of the U.S., 31.4% were linked to emerging market indices, 16.4% were linked to U.S. market indices and 4.7% were linked to other global indices.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

in billions	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013		June 30, 2013
AUM in ETFs linked to MSCI Indices	$354.7	$327.4	$363.7	$402.3	$357.3		$269.7

Sequential Change
Market Appreciation/(Depreciation)	$37.9	$(27.6)	$21.1	$12.7	$16.0		$(13.2)
Cash Inflow/(Outflow)	15.2	0.3	15.2	25.9	(61.0	)(1)	(74.4	)(1)

Total Change	$53.1	$(27.3)	$36.3	$38.6	$(45.0)		$(87.6)

(1)	Includes the loss of $82.8 billion and $74.8 billion of AUM related to certain Vanguard ETFs as of March 31, 2013 and June 30, 2013, respectively.

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the periods indicated:

	Quarterly Average
	2012				2013
in billions	March	June	September	December	March	June
AUM in ETFs linked to MSCI Indices	$341.0	$331.6	$344.7	$376.6	$369.0	$324.1

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

Our risk management analytics products offer risk and performance assessment frameworks for managing and monitoring investments in organizations globally. These products allow clients to analyze investments in a variety of asset classes and are based on our proprietary integrated fundamental multi-factor risk models, value-at-risk methodologies, performance attribution frameworks and asset valuation models. We also offer products for monitoring, analyzing and reporting on institutional assets.

Revenues related to risk management analytics products increased $2.6 million, or 4.0%, to $67.1 million for the three months ended June 30, 2013 compared to $64.5 million for the three months ended June 30, 2012. The increase in risk management analytics revenues was driven primarily by the impact of revenues attributable to InvestorForce. Excluding the impact of revenues attributable to InvestorForce, revenues grew by 0.5%.

Our portfolio management analytics products consist of equity portfolio analytics tools and fixed income portfolio analytics tools. Revenues related to portfolio management analytics products decreased 11.0% to $26.1 million for the three months ended June 30, 2013 compared to $29.3 million for three months ended June 30, 2012. The decrease in revenues was the result of lower sales and elevated cancellations of equity analytics products in prior periods.

Our energy and commodity analytics products consist of software applications which help users value, model and hedge physical assets and derivatives across a number of market segments including energy and commodity assets. Revenues from energy and commodity analytics products decreased 18.9% to $3.1 million for the three months ended June 30, 2013 compared to $3.8 million for the three months ended June 30, 2012.

Our governance products consist of corporate governance products and services, including proxy research, recommendation and voting services for institutional investors as well as governance advisory services and compensation data and analytics for corporations. They also include class action monitoring and claims filing services to aid institutional investors in the recovery of funds from class action securities litigation as well as equity research based on forensic accounting research related to the CFRA product line which was sold on March 31, 2013. Revenues from governance products decreased $1.5 million, or 4.9%, to $29.5 million for the three months ended June 30, 2013 compared to $31.0 million for the three months ended June 30, 2012 as the loss of CFRA product revenues more than offset the growth in advisory compensation data and analytics products. Excluding the impact of revenues attributable to the CFRA product line, revenues from governance products grew by 3.0%.

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of our total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as our “Run Rate.” The Run Rate at a particular point in time represents the forward-looking revenues for the next 12 months from all subscriptions and investment product licenses we currently provide to our clients under renewable contracts or agreements assuming all contracts or agreements that come up for renewal are renewed and assuming then-current currency exchange rates. For any license where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects an annualization of the most recent periodic fee earned under such license or subscription. The Run Rate for IPD products was approximated using the trailing 12 months of revenues primarily adjusted for estimates for non-recurring sales, new sales and cancellations. The Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal during the period and determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indices;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;

•	price changes;

•	revenue recognition differences under U.S. GAAP;

•	fluctuations in foreign exchange rates; and

•	the impact of acquisitions and dispositions.

The following table sets forth our Run Rates as of the dates indicated and the percentage growth over the periods indicated:

	As of
	June 30, 2013	June 30, 2012	March 31, 2013	Year-Over- Year Comparison	Sequential Comparison
	(in thousands)
Run Rates
Index and ESG products
Subscription	$350,833	$285,604	$344,267	22.8%	1.9%
Asset-based fees	131,716	129,045	134,186	2.1%	(1.8)%

Index and ESG products total	482,549	414,649	478,453	16.4%	0.9%
Risk management analytics	281,022	258,995	274,524	8.5%	2.4%
Portfolio management analytics	104,524	117,153	106,091	(10.8)%	(1.5)%
Energy and commodity analytics	12,794	14,839	13,030	(13.8)%	(1.8)%
Governance	111,686	113,976	110,174	(2.0)%	1.4%

Total Run Rate	$992,575	$919,612	$982,272	7.9%	1.0%

Subscription total	$860,859	$790,567	$848,086	8.9%	1.5%
Asset-based fees total	131,716	129,045	134,186	2.1%	(1.8)%

Total Run Rate	$992,575	$919,612	$982,272	7.9%	1.0%

Total Run Rate grew by $73.0 million, or 7.9%, to $992.6 million as of June 30, 2013 compared to June 30, 2012. Changes in foreign currency rates negatively impacted Run Rate by $6.0 million relative to June 30, 2012. Excluding the impact of the acquisitions of IPD and InvestorForce as well as the disposition of the CFRA product line, total subscription Run Rate grew by 3.7%.

Subscription Run Rate from the index and ESG products grew by $65.2 million, or 22.8%, to $350.8 million at June 30, 2013 from $285.6 million at June 30, 2012. Excluding the impact of subscription Run Rate attributable to IPD products, index and ESG products’ Run Rate grew by 8.7%, driven by growth in equity index benchmark and data products.

Asset-based fee Run Rate from index and ESG products increased by $2.7 million, or 2.1%, to $131.7 million at June 30, 2013, from $129.0 million at June 30, 2012. The increase was primarily driven by higher market performance and inflows into ETFs linked to MSCI indices, offset in part, by the impact of the Vanguard ETFs. Excluding the Run Rate attributable to the Vanguard ETFs at June 30, 2012, asset-based fee Run Rate grew by $24.3 million, or 22.6%.

As of June 30, 2013, AUM in ETFs linked to MSCI indices were $269.7 billion, down $57.7 billion, or 17.6%, from June 30, 2012 and down $87.6 billion, or 24.5%, from March 31, 2013. Excluding the Vanguard ETFs that completed their transition during the three months ended June 30, 2013, AUM in MSCI-linked ETFs rose $59.6 billion, or 28.4%, from June 30, 2012 and decreased $15.7 billion, or 5.5%, from March 31, 2013.

During the three months ended June 30, 2013, MSCI-linked ETFs were impacted by market declines of $13.2 billion and net outflows of $74.4 billion, which included a loss of $74.8 billion of AUM in the period in connection with the transition of the remaining Vanguard ETFs.

Risk management analytics products Run Rate increased 8.5% to $281.0 million at June 30, 2013 compared to $259.0 million at June 30, 2012. Excluding the impact on risk management analytics products Run Rate attributable to InvestorForce, Run Rate grew by 4.6%. We continued to benefit from solid growth in BarraOne and RiskManager risk management and reporting systems.

Portfolio management analytics products Run Rate declined 10.8% to $104.5 million at June 30, 2013 from $117.2 million at June 30, 2012. Year-over-year Run Rate was negatively impacted by product swaps totaling $2.6 million and by changes in foreign currency exchange rates, which lowered Run Rate by an additional $3.3 million.

Energy and commodity analytics products Run Rate declined to $12.8 million at June 30, 2013, down $2.0 million, or 13.8%, from $14.8 million at June 30, 2012.

Governance products Run Rate declined by $2.3 million, or 2.0%, to $111.7 million at June 30, 2013 compared to $114.0 million at June 30, 2012. Excluding the impact of the sale of the CFRA product line from the June 30, 2012 period, Run Rate grew by 6.0%, reflecting strong growth in the sales of our advisory compensation data and analytics products as well as modest growth in our proxy research and voting products.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated three months ended:

	June 30, 2013	June 30, 2012

Index and ESG products	94.0%	94.9%
Risk management analytics	92.5%	90.0%
Portfolio management analytics	87.0%	84.2%
Energy and commodity analytics	86.0%	85.5%
Governance	92.9%	92.1%
Total	92.3%	91.0%

The following table sets forth our Core Retention Rates by product category for the indicated three months ended:

	June 30, 2013	June 30, 2012

Index and ESG products	94.1%	95.0%
Risk management analytics	93.1%	92.0%
Portfolio management analytics	87.5%	87.0%
Energy and commodity analytics	86.0%	85.5%
Governance	92.9%	92.2%
Total	92.6%	92.2%

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

For the calculation of the Core Retention Rate, the same methodology is used except the cancellations in the quarter are reduced by the amount of product swaps. We do not calculate Aggregate or Core Retention Rates for that portion of our Run Rate attributable to assets in investment products linked to our indices or to trading volumes of futures and options contracts linked to our indices.

In our businesses, Aggregate and Core Retention Rates are generally higher during the first three fiscal quarters and lower in the fourth fiscal quarter.

Operating Expenses

We group our operating expenses into five categories:

•	Cost of services

•	Selling, general and administrative (“SG&A”)

•	Restructuring

•	Amortization of intangible assets

•	Depreciation and amortization of property, equipment and leasehold improvements

In both the cost of services and SG&A expense categories, compensation and benefits represent the majority of our expenses. Other costs associated with the number of employees such as office space and professional services are included in both the cost of services and SG&A expense categories and are consistent with the allocation of employees to those respective areas.

The following table shows operating expenses by each of the categories:

	Three Months Ended June 30,
	2013	2012	Increase/ (Decrease)
	(in thousands)

Cost of services:
Compensation and benefits	$61,768	$55,586	$6,182	11.1%
Non-compensation expenses	21,591	17,657	3,934	22.3%

Total cost of services	83,359	73,243	10,116	13.8%
Selling, general and administrative:
Compensation and benefits	39,890	38,123	1,767	4.6%
Non-compensation expenses	17,722	19,479	(1,757)	(9.0)%

Total selling, general and administrative	57,612	57,602	10	—%
Restructuring	—	(22)	22	(100.0)%
Amortization of intangible assets	14,509	15,959	(1,450)	(9.1)%
Depreciation and amortization of property, equipment and leasehold improvements	5,246	4,662	584	12.5%

Total operating expenses	$160,726	$151,444	$9,282	6.1%

Compensation and benefits	$101,658	$93,709	$7,949	8.5%
Non-compensation expenses	39,313	37,136	2,177	5.9%
Restructuring	—	(22)	22	(100.0)%
Amortization of intangible assets	14,509	15,959	(1,450)	(9.1)%
Depreciation and amortization of property, equipment and leasehold improvements	5,246	4,662	584	12.5%

Total operating expenses	$160,726	$151,444	$9,282	6.1%

Operating expenses were $160.7 million for the three months ended June 30, 2013, an increase of $9.3 million, or 6.1%, compared to $151.4 million for the three months ended June 30, 2012.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and typically have represented approximately 60% of total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels from increased hiring and the impact of the addition of IPD and InvestorForce. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of June 30, 2013, 43.9% of our employees were located in emerging market centers compared to 41.7% as of June 30, 2012.

During the three months ended June 30, 2013, compensation and benefits costs were $101.7 million, an increase of 8.5% compared to $93.7 million for the three months ended June 30, 2012. The increase in compensation and benefits expenses were primarily impacted by the addition of IPD and InvestorForce and, to a lesser extent, an overall increase related to current staff. We had 2,957 and 2,384 employees as of June 30, 2013 and 2012, respectively, with the increase primarily relating to the impact of the acquisitions. Stock-based compensation expense was $5.8 million for both of the three months ended June 30, 2013 and 2012.

Non-compensation expenses for the three months ended June 30, 2013 increased $2.2 million, or 5.9%, to $39.3 million compared to $37.1 million for the three months ended June 30, 2012. The increased costs associated with the acquisitions, in addition to increased marketing and travel and entertainment costs, exceeded the lower costs recognized across the majority of the other non-compensation costs, including lower information technology and occupancy costs and lower third-party professional fees.

Cost of Services

Cost of services includes costs related to our research, data management and production, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy costs, market data fees, information technology services and voting fees. Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels. For the three months ended June 30, 2013, total cost of services increased $10.1 million, or 13.8%, to $83.4 million compared to $73.2 million for the three months ended June 30, 2012.

Compensation and benefits expenses for the three months ended June 30, 2013 increased $6.2 million to $61.8 million compared to $55.6 million for the three months ended June 30, 2012. The increase reflects higher costs related to current staff and increased staffing levels, primarily related to the IPD and InvestorForce acquisitions, partially offset by lower severance and post-retirement benefit costs.

Non-compensation expenses for the three months ended June 30, 2013 increased $3.9 million to $21.6 million compared to $17.7 million for the three months ended June 30, 2012. The increased costs are associated with the IPD and InvestorForce acquisitions, as well as higher travel and entertainment, marketing and market data costs.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, third-party professional fees and information technology costs. SG&A was unchanged year over year, at $57.6 million for each of the three months ended June 30, 2013 and 2012.

Compensation and benefits expenses increased $1.8 million to $39.9 million for the three months ended June 30, 2013 compared to $38.1 million for the three months ended June 30, 2012. The increase reflects higher costs related to current staff and increased staffing levels, primarily related to the IPD and InvestorForce acquisitions, partially offset by lower severance costs.

Non-compensation expenses for the three months ended June 30, 2013 decreased $1.8 million to $17.7 million compared to $19.5 million for the three months ended June 30, 2012. The increased costs related to the IPD and InvestorForce acquisitions were more than offset by decreased costs for information technology, occupancy and other non-income taxes.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to the intangible assets arising from the acquisitions of Barra, LLC in June 2004, RiskMetrics Group, LLC in June 2010, Measurisk, LLC in July 2010, IPD in November 2012 and InvestorForce in January 2013. Amortization of intangible assets expense totaled $14.5 million and $16.0 million for the three months ended June 30, 2013 and 2012, respectively. The decrease primarily resulted from a portion of the intangible assets becoming fully amortized since the prior period, partially offset by the increased amortization associated with the intangible assets arising from the IPD and InvestorForce acquisitions.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements was $5.2 million and $4.7 million for the three months ended June 30, 2013 and 2012, respectively. The increase was related to the impact of increased depreciation from the IPD and InvestorForce acquisitions, as well as the depreciation of hardware and software assets acquired to build out data centers in the second half of the year ended December 31, 2012.

Other Expense (Income), Net

Other expense (income), net for the three months ended June 30, 2013 was $5.9 million, a decrease of $24.0 million compared to $29.9 million for the three months ended June 30, 2012. In the three months ended June 30, 2012, $20.6 million of expense was recognized related to the accelerated amortization of existing fees and the immediate recognition of new fees associated with our May 2012 debt refinancing with no similar expense recognized in the three months ended June 30, 2013. The remaining difference was primarily the result of the impact on interest expense of lower average outstanding principal on our debt and lower associated interest rates.

Provision For Income Taxes

The provision for income tax expense for the three months ended June 30, 2013 was $30.2 million, an increase of $10.5 million, or 53.2%, compared to $19.7 million for the three months ended June 30, 2012. These amounts reflect effective tax rates of 33.1% and 34.4% for the three months ended June 30, 2013 and 2012, respectively. The effective tax rate of 33.1% for the three months ended June 30, 2013 reflects our estimate of the effective tax rate for the period and is lower than the prior year because of the impact of certain discrete items.

Segment Results of Operations

The results of operations by segment for the three months ended June 30, 2013 and June 30, 2012 were as follows:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012			Percentage Change
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
	(in thousands)

Operating revenues	$228,423	$29,475	$257,898	$207,576	$30,989	$238,565	10.0%	(4.9)%	8.1%
Operating expenses:

Cost of services	69,273	14,086	83,359	56,462	16,781	73,243	22.7%	(16.1)%	13.8%
Selling, general and administrative	50,026	7,586	57,612	48,691	8,911	57,602	2.7%	(14.9)%	—%
Restructuring	—	—	—	(13)	(9)	(22)	(100.0)%	(100.0)%	(100.0)%
Amortization of intangible assets	11,221	3,288	14,509	12,639	3,320	15,959	(11.2)%	(1.0)%	(9.1)%
Depreciation and amortization of property, equipment and leasehold improvements	4,329	917	5,246	3,817	845	4,662	13.4%	8.5%	12.5%

Total operating expenses	134,849	25,877	160,726	121,596	29,848	151,444	10.9%	(13.3)%	6.1%

Operating income	93,574	3,598	97,172	85,980	1,141	87,121	8.8%	215.3%	11.5%
Other expense (income), net			5,913			29,860			(80.2)%

Income before provision for income taxes			91,259			57,261			59.4%
Provision for income taxes			30,206			19,715			53.2%

Net income			$61,053			$37,546			62.6%

Performance and Risk

Total operating revenues for the Performance and Risk business increased $20.8 million, or 10.0%, to $228.4 million for the three months ended June 30, 2013. Excluding the impact of the revenues derived from the IPD and InvestorForce acquisitions, revenues grew by $1.6 million, or 0.8%. The increase was primarily driven by higher asset-based fees from our index and ESG products, higher revenues in our benchmark index products and growth within our risk management analytics products, partially offset by lower revenues from portfolio management analytics and energy and commodity analytics products.

Cost of services for the Performance and Risk business increased $12.8 million, or 22.7%, to $69.3 million for the three months ended June 30, 2013. Within cost of services, compensation and benefits expenses increased $8.0 million to $51.6 million as a result of higher costs related to current staff and increased staffing levels, primarily related to the IPD and InvestorForce acquisitions, partially offset by lower severance costs. Non-compensation expenses increased $4.8 million to $17.7 million. The increased costs are associated with the IPD and InvestorForce acquisitions as well as higher travel and entertainment and marketing costs.

SG&A expense for the Performance and Risk business increased $1.3 million, or 2.7%, to $50.0 million for the three months ended June 30, 2013. Within SG&A, compensation and benefits expenses increased $2.3 million to $34.6 million as a result of higher costs related to current staff and increased staffing levels, primarily related to the IPD and InvestorForce acquisitions, partially offset by lower severance costs. Non-compensation expenses decreased $1.0 million to $15.4 million. The increased costs related to the IPD and InvestorForce acquisitions were more than offset by decreased costs for information technology, occupancy and other non-income taxes.

Amortization of intangible assets expense totaled $11.2 million and $12.6 million for the three months ended June 30, 2013 and 2012, respectively. The decrease primarily resulted from a portion of the intangible assets becoming fully amortized since the prior period, partially offset by the increased amortization associated with the intangible assets arising from the IPD and InvestorForce acquisitions.

Depreciation and amortization of property, equipment, and leasehold improvements for the Performance and Risk business totaled $4.3 million and $3.8 million for the three months ended June 30, 2013 and 2012, respectively. The increase was related to the impact of increased depreciation from the IPD and InvestorForce acquisitions, as well as the depreciation of hardware and software assets acquired to build out data centers in the second half of the year ended December 31, 2012.

Governance

Total operating revenues for the Governance business decreased $1.5 million, or 4.9%, to $29.5 million for the three months ended June 30, 2013. The loss of CFRA product revenues resulting from its sale on March 31, 2013 more than offset the growth in advisory compensation data and analytics products. Excluding the impact of revenues attributable to the CFRA product line, revenues from governance products grew by 3.0%.

Cost of services for the Governance business decreased $2.7 million to $14.1 million for the three months ended June 30, 2013. Compensation and benefits expenses decreased $1.8 million to $10.2 million, primarily as a result of the disposition of the CFRA product line as well as lower severance costs. Non-compensation expenses decreased $0.9 million to $3.9 million as a result of disposition of the CFRA product line as well as lower occupancy costs and third-party professional fees.

SG&A expense for the Governance business decreased $1.3 million to $7.6 million for the three months ended June 30, 2013. Within SG&A, compensation and benefits expenses decreased $0.6 million to $5.3 million, primarily as a result of disposition of the CFRA product line. Non-compensation expenses decreased $0.7 million to $2.3 million as a result of disposition of the CFRA product line as well as lower information and occupancy costs.

Amortization of intangible assets expense for the Governance business totaled $3.3 million for both the three months ended June 30, 2013 and 2012.

Depreciation and amortization of property, equipment, and leasehold improvements for the Governance business totaled $0.9 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Results of Operations

The following table presents the results of operations for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	Increase/ (Decrease)
	(in thousands, except per share data)

Operating revenues	$509,807	$467,617	$42,190	9.0%

Operating expenses:
Cost of services	163,544	145,534	18,010	12.4%
Selling, general and administrative	119,243	113,038	6,205	5.5%
Restructuring	—	(51)	51	(100.0%)
Amortization of intangible assets	28,995	31,918	(2,923)	(9.2%)
Depreciation and amortization of property, equipment, and leasehold improvements	10,326	9,078	1,248	13.7%

Total operating expenses	322,108	299,517	22,591	7.5%

Operating income	187,699	168,100	19,599	11.7%
Other expense (income), net	12,889	42,600	(29,711)	(69.7%)
Provision for income taxes	54,820	43,988	10,832	24.6%

Net income	$119,990	$81,512	$38,478	47.2%

Earnings per basic common share	$0.99	$0.66	$0.33	50.0%

Earnings per diluted common share	$0.98	$0.66	$0.32	48.5%

Operating margin	36.8%	35.9%

Operating Revenues

The following table summarizes the revenue by product category for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:

	Six Months Ended June 30,
	2013	2012	Increase/ (Decrease)
	(in thousands)

Index and ESG:
Subscriptions	$180,088	$147,468	$32,620	22.1%
Asset-based fees	73,485	68,703	4,782	7.0%

Total index and ESG products	253,573	216,171	37,402	17.3%
Risk management analytics	134,373	128,624	5,749	4.5%
Portfolio management analytics	53,735	58,389	(4,654)	(8.0%)
Energy and commodity analytics	6,211	2,481	3,730	150.3%
Governance	61,915	61,952	(37)	(0.1%)

Total operating revenues	$509,807	$467,617	$42,190	9.0%

Recurring subscriptions	$422,127	$384,740	$37,387	9.7%
Asset-based fees	73,485	68,703	4,782	7.0%
Non-recurring revenue	14,195	14,174	21	0.1%

Total operating revenues	$509,807	$467,617	$42,190	9.0%

Total operating revenues for the six months ended June 30, 2013 increased $42.2 million, or 9.0%, to $509.8 million compared to $467.6 million for the six months ended June 30, 2012. During the six months ended June 30, 2012, as a result of a one-time non-cash adjustment, we recorded a $5.2 million cumulative revenue reduction to correct an immaterial error related to revenues previously reported through December 31, 2011. See Note 1, “Introduction and Basis of Presentation,” of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. The effect of recording this adjustment in the first quarter of 2012 resulted in a one-time decrease to the energy and commodity analytics products revenues and an increase in deferred revenues. Previously, our policy resulted in the immediate recognition of a substantial portion of the revenue for certain energy and commodity analytics product related contracts, the terms of which were generally one year. However, it was determined that the entire license fee related to these contracts should be recognized ratably over the term of the license. As such, we made the cumulative adjustment effective January 1, 2012 and started recognizing revenue for all contracts still in effect as of this date ratably over the remainder of the term and began recognizing revenue ratably over the contract term for any new contracts entered into on or after January 1, 2012.

Revenues related to index and ESG products increased 17.3% to $253.6 million for the six months ended June 30, 2013 compared to $216.2 million for the six months ended June 30, 2012. Excluding the impact of revenues attributable to IPD, revenues grew by 5.7%. IPD products contributed $25.0 million to our index and ESG product revenues during the six months ended June 30, 2013.

Subscription revenues from the index and ESG products were up 22.1% to $180.1 million for the six months ended June 30, 2013 compared to $147.5 million for the six months ended June 30, 2012. Excluding the impact of revenues attributable to IPD, revenues grew by $7.6 million, or 5.2%, primarily attributable to growth in our benchmark products.

Asset-based fee revenues attributable to the index and ESG products increased 7.0% to $73.5 million for the six months ended June 30, 2013 compared to $68.7 million for the six months ended June 30, 2012. The difference resulted from higher fees from non-ETF passive funds and a change in the mix of ETF funds linked to MSCI indices. Included in the six months ended June 30, 2013 and 2012 were revenues of $3.3 million and $10.4 million, respectively, related to certain Vanguard ETFs that have switched away from MSCI indices as of June 30, 2013.

The average value of assets in ETFs linked to MSCI equity indices in the aggregate increased 3.0% to $346.6 billion for the six months ended June 30, 2013 compared to $336.4 billion for the six months ended June 30, 2012. The average value of assets related to the Vanguard ETFs was $60.5 billion for the six months ended June 30, 2013 compared to $115.7 billion for the six months ended June 30, 2012.

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the year-to-date periods indicated:

	Year-to-Date Average
	2012				2013
in billions	March	June	September	December	March	June
AUM in ETFs linked to MSCI Indices	$341.0	$336.4	$339.2	$349.1	$369.0	$346.6

Source: Bloomberg and MSCI

Revenues related to risk management analytics products increased 4.5% to $134.4 million for the six months ended June 30, 2013 compared to $128.6 million for the six months ended June 30, 2012. The increase in risk management analytics revenues was driven primarily by the impact of revenues attributable to InvestorForce as well as by increases in revenues attributable to our BarraOne and RiskManager products. Excluding the impact of revenues attributable to InvestorForce, revenues grew by 1.5%.

Revenues related to portfolio management analytics products decreased 8.0% to $53.7 million for the six months ended June 30, 2013 compared to $58.4 million for the six months ended June 30, 2012. The decrease in revenues was the result of lower sales and elevated cancellations of equity analytics products in prior periods.

As a result of the revenue adjustment made in 2012 that was discussed earlier, revenues from energy and commodity analytics products increased $3.7 million to $6.2 million for the six months ended June 30, 2013 compared to $2.5 million for the six months ended June 30, 2012. Excluding the impact of the revenue adjustment recorded during the six months ended June 30, 2012, revenues from our energy and commodity analytics products would have been lower by $1.5 million compared to the six months ended June 30, 2012.

Revenue related to governance products remained relatively flat at $61.9 million for the six months ended June 30, 2013 compared to $62.0 million for the six months ended June 30, 2012. The loss of the CFRA product line revenues was offset by the growth in advisory compensation data and analytics products. Excluding the impact of revenues attributable to the CFRA product line, revenues from governance products grew by 4.0%.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated six months ended:

	June 30, 2013	June 30, 2012

Index and ESG products	94.5%	94.7%
Risk management analytics	93.0%	91.9%
Portfolio management analytics	84.3%	88.0%
Energy and commodity analytics	88.0%	87.8%
Governance	91.5%	90.4%
Total	92.2%	92.0%

The following table sets forth our Core Retention Rates by product category for the indicated six months ended:

	June 30, 2013	June 30, 2012

Index and ESG products	94.6%	94.8%
Risk management analytics	93.5%	92.9%
Portfolio management analytics	85.1%	89.6%
Energy and commodity analytics	88.0%	88.1%
Governance	91.6%	90.4%
Total	92.5%	92.6%

The Aggregate Retention Rates for any six-month period are calculated by annualizing the cancellations for which we have received a notice of termination or non-renewal during the six-month period and have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the six-month period. The Aggregate Retention Rate is computed on a product-by-product basis. Therefore, if a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction.

For the calculation of the Core Retention Rate, the same methodology is used except the cancellations in the quarter are reduced by the amount of product swaps. We do not calculate Aggregate or Core Retention Rates for that portion of our Run Rate attributable to assets in investment products linked to our indices or to trading volumes of futures and options contracts linked to our indices.

In our businesses, Aggregate and Core Retention Rates are generally higher during the first half and lower in the second half of the year.

Operating Expenses

The following table shows operating expenses by each of the categories:

	Six Months Ended June 30,
	2013	2012	Increase/ (Decrease)
	(in thousands)

Cost of services:
Compensation and benefits	$122,917	$109,403	$13,514	12.4%
Non-compensation expenses	40,627	36,131	4,496	12.4%

Total cost of services	163,544	145,534	18,010	12.4%
Selling, general and administrative:
Compensation and benefits	85,546	76,929	8,617	11.2%
Non-compensation expenses	33,697	36,109	(2,412)	(6.7)%

Total selling, general and administrative	119,243	113,038	6,205	5.5%
Restructuring	—	(51)	51	(100.0)%
Amortization of intangible assets	28,995	31,918	(2,923)	(9.2)%
Depreciation and amortization of property, equipment and leasehold improvements	10,326	9,078	1,248	13.7%

Total operating expenses	$322,108	$299,517	$22,591	7.5%

Compensation and benefits	$208,463	$186,332	$22,131	11.9%
Non-compensation expenses	74,324	72,240	2,084	2.9%
Restructuring	—	(51)	51	(100.0)%
Amortization of intangible assets	28,995	31,918	(2,923)	(9.2)%
Depreciation and amortization of property, equipment and leasehold improvements	10,326	9,078	1,248	13.7%

Total operating expenses	$322,108	$299,517	$22,591	7.5%

During the six months ended June 30, 2013, compensation and benefits costs were $208.5 million, an increase of 11.9% compared to $186.3 million for the six months ended June 30, 2012. The increase in compensation and benefits expenses were primarily impacted by the addition of IPD and InvestorForce and, to a lesser extent, an overall increase related to current staff. Partially offsetting this were lower severance costs and lower post-retirement and other expenses. Stock-based compensation expense for the six months ended June 30, 2013 was $12.5 million, an increase of $1.1 million compared to $11.4 million for the six months ended June 30, 2012.

Non-compensation expenses for the six months ended June 30, 2013 were $74.3 million, an increase of $2.1 million, or 2.9%, compared to $72.2 million for the six months ended June 30, 2012. The increased costs associated with the IPD and InvestorForce acquisitions, in addition to increased marketing and travel and entertainment costs, exceeded the lower costs recognized across the majority of the other non-compensation costs, including lower third-party professional fees, information technology costs and occupancy costs.

Cost of Services

For the six months ended June 30, 2013, total cost of services increased 12.4% to $163.5 million compared to $145.5 million for the six months ended June 30, 2012. Compensation and benefits expenses for the six months ended June 30, 2013 increased $13.5 million to $122.9 million compared to $109.4 million for the six months ended June 30, 2012. The increase in compensation and benefits expenses were primarily impacted by the acquisitions of IPD and InvestorForce and, to a lesser extent, an overall increase related to current staff. Partially offsetting this was lower severance costs and lower post-retirement and other expenses.

Non-compensation expenses for the six months ended June 30, 2013 increased $4.5 million to $40.6 million compared to $36.1 million for the six months ended June 30, 2012. The increase was primarily driven by the acquisitions of IPD and InvestorForce.

Selling, General and Administrative

For the six months ended June 30, 2013, SG&A was $119.2 million, an increase of $6.2 million, or 5.5%, compared to $113.0 million for the six months ended June 30, 2012. Compensation and benefits expenses increased $8.6 million to $85.5 million for the six months ended June 30, 2013, compared to $76.9 million for the six months ended June 30, 2012. Similar to compensation and benefits expenses in cost of services, the increase was primarily impacted by the addition of IPD and InvestorForce and, to a lesser extent, an overall increase related to current staff.

Non-compensation expenses for the six months ended June 30, 2013 decreased $2.4 million, or 6.7%, to $33.7 million compared to $36.1 million for the six months ended June 30, 2012. The lower expenses recognized for third-party professional fees, information technology costs and occupancy costs more than offset the increased costs associated with the IPD and InvestorForce acquisitions.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled $29.0 million and $31.9 million for the six months ended June 30, 2013 and 2012, respectively. The decrease primarily resulted from a portion of the intangible assets becoming fully amortized since the prior period, partially offset by the increased amortization of intangible assets resulting from the IPD and InvestorForce acquisitions.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements totaled $10.3 million and $9.1 million for the six months ended June 30, 2013 and 2012, respectively. The increase was related to the impact of increased depreciation from the IPD and InvestorForce acquisitions, as well as the depreciation of hardware and software assets acquired to build out data centers in the second half of the year ended December 31, 2012.

Other Expense (Income), Net

Other expense (income), net for the six months ended June 30, 2013 was $12.9 million, a decrease of 69.7% compared to $42.6 million for the six months ended June 30, 2012. In the six months ended June 30, 2012, $20.6 million of expense was recognized related to the accelerated amortization of existing fees and the immediate recognition of new fees associated with our May 2012 debt refinancing with no similar expense recognized in the six months ended June 30, 2013. The remaining difference was primarily the result of the impact on interest expense of lower average outstanding principal on our debt and lower associated interest rates.

Provision For Income Taxes

The provision for income tax expense for the six months ended June 30, 2013 was $54.8 million, an increase of $10.8 million, or 24.6%, compared to $44.0 million for the six months ended June 30, 2012. These amounts reflect effective tax rates of 31.4% and 35.1% for the six months ended June 30, 2013 and 2012, respectively. The effective tax rate of 31.4% for the six months ended June 30, 2013 reflects our estimate of the effective tax rate for the period and is lower than the prior year because of the impact of the difference in certain discrete items year over year, the effect of which was to decrease our effective tax rate by 2.7 percentage points, the benefit associated with the federal research and development credit which was reinstated into law as of January 2, 2013, as well as an increase in non-U.S. earnings and decreases in certain effective tax rates applicable to those earnings, the effect of which was to decrease our effective tax rate by 1.0 percentage points.

Segment Results of Operations

The results of operations by segment for the six months ended June 30, 2013 and June 30, 2012 are as follows:

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012			Percentage Change
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
	(in thousands)

Operating revenues	$447,892	$61,915	$509,807	$405,665	$61,952	$467,617	10.4%	(0.1)%	9.0%
Operating expenses:

Cost of services	134,134	29,410	163,544	113,385	32,149	145,534	18.3%	(8.5%)	12.4%
Selling, general and administrative	102,680	16,563	119,243	96,197	16,841	113,038	6.7%	(1.7)%	5.5%
Restructuring	—	—	—	(32)	(19)	(51)	(100.0)%	(100.0)%	(100.0)%
Amortization of intangible assets	22,387	6,608	28,995	25,278	6,640	31,918	(11.4)%	(0.5)%	(9.2)%
Depreciation and amortization of property, equipment and leasehold improvements	8,418	1,908	10,326	7,382	1,696	9,078	14.0%	12.5%	13.7%

Total operating expenses	267,619	54,489	322,108	242,210	57,307	299,517	10.5%	(4.9)%	7.5%

Operating income	180,273	7,426	187,699	163,455	4,645	168,100	10.3%	59.9%	11.7%
Other expense (income), net			12,889			42,600			(69.7)%

Income before provision for income taxes			174,810			125,500			39.3%
Provision for income taxes			54,820			43,988			24.6%

Net income			$119,990			$81,512			47.2%

Performance and Risk

Total operating revenues for the Performance and Risk business increased $42.2 million, or 10.4%, to $447.9 million for the six months ended June 30, 2013. Excluding the impact of the revenues derived from the IPD and InvestorForce acquisitions, revenues grew by $13.5 million, or 3.3%. The increase was primarily driven by higher asset-based fees from our index and ESG products, higher revenues in our benchmark index products, growth within our risk management analytics products and energy and commodity analytics products, partially offset by lower revenues from portfolio management analytics.

Cost of services for the Performance and Risk business increased $20.8 million, or 18.3%, to $134.1 million for the six months ended June 30, 2013. Within cost of services, compensation and benefits expenses increased $14.5 million to $101.0 million as a result of higher costs related to current staff and increased staffing levels, primarily related to the IPD and InvestorForce acquisitions, partially offset by lower severance costs and post-retirement and other expenses. Non-compensation expenses increased $6.3 million to $33.1 million. The increased costs are associated with the acquisitions, as well as higher travel and entertainment, and marketing costs.

SG&A expense for the Performance and Risk business increased $6.5 million, or 6.7%, to $102.7 million for the six months ended June 30, 2013. Within SG&A, compensation and benefits expenses increased $8.1 million to $73.7 million as a result of higher costs related to current staff and increased staffing levels, primarily related to the IPD and InvestorForce acquisitions, partially offset by lower severance costs. Non-compensation expenses decreased $1.6 million to $29.0 million. The lower expenses recognized for third-party professional fees, information technology costs, occupancy costs and other non-income taxes more than offset the increased costs associated with the acquisitions.

Amortization of intangible assets expense totaled $22.4 million and $25.3 million for the six months ended June 30, 2013 and 2012, respectively. The decrease primarily resulted from a portion of intangible assets becoming fully amortized since the prior period, partially offset by the increased amortization associated with the intangible assets arising from the IPD and InvestorForce acquisitions.

Depreciation and amortization of property, equipment and leasehold improvements for the Performance and Risk business totaled $8.4 million and $7.4 million for the six months ended June 30, 2013 and 2012, respectively. The increase was related to the impact of increased depreciation from the IPD and InvestorForce acquisitions, as well as the depreciation of hardware and software assets acquired to build out data centers in the second half of the year ended December 31, 2012.

Governance

On March 31, 2013, we completed the sale of our CFRA product line, which was a component of the Governance business segment. The sale was a driver of some of the year-over-year changes in the Governance business segment’s results of operations.

Total operating revenues for the Governance business remained relatively flat compared to the prior year at $61.9 million for the six months ended June 30, 2013. The loss of the CFRA product line revenues within the Governance business more than offset the growth in advisory compensation data and analytics products. Excluding the impact of revenues attributable to the CFRA product line, revenues from governance products grew by 4.0%.

Cost of services for the Governance business decreased $2.7 million, or 8.5%, to $29.4 million for the six months ended June 30, 2013. Compensation and benefits expenses decreased $1.0 million to $21.9 million primarily as a result of disposition of the CFRA product line as well as lower severance costs while non-compensation expenses decreased $1.7 million to $7.5 million primarily resulting from lower third-party professional fees, information technology costs and occupancy costs.

SG&A expense for the Governance business decreased $0.3 million to $16.6 million for the six months ended June 30, 2013. Within SG&A, compensation and benefits expenses increased $0.5 million to $11.9 million, with higher costs related to current staff and increased staffing levels more than offsetting the impact of the disposition of the CFRA product line. Non-compensation expenses decreased $0.8 million to $4.7 million primarily resulting from lower third-party professional fees, informational technology and occupancy costs.

Amortization of intangible assets expense for the Governance business totaled $6.6 million for each of the six months ended June 30, 2013 and 2012.

Depreciation and amortization of property, equipment, and leasehold improvements for the Governance business totaled $1.9 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2012 and also in Note 2, “Recent Accounting Standards Updates,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2012. There have been no significant changes in our accounting policies or critical accounting estimates since the end of the fiscal year ended December 31, 2012.

Liquidity and Capital Resources

We require capital to fund ongoing operations, internal growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, proceeds from the maturity and sale of our short-term investments, existing cash and cash equivalents and credit capacity under our credit facilities. We intend to use these sources of liquidity to service our existing and future debt obligations and fund our working capital requirements, capital expenditures, investments, acquisitions and share repurchases. In connection with our business strategy, we regularly evaluate acquisition opportunities. We believe our liquidity, along with other financing alternatives, will provide the necessary capital to fund these transactions and achieve our planned growth.

On June 1, 2010, we entered into the 2010 Credit Facility which was comprised of (i) the 2010 Term Loan and (ii) the 2010 Revolving Credit Facility. On March 14, 2011, we completed the repricing of the 2010 Credit Facility pursuant to Amendment No. 2. Amendment No. 2 provided for the incurrence of the 2011 Term Loan. The proceeds of the 2011 Term Loan, together with cash on hand, were used to repay the remaining outstanding balance of the 2010 Term Loan in full.

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

In March 2013, we made a $15.0 million prepayment on the 2012 Term Loan.

The effective combined rate on our debt was 2.39% for the six months ended June 30, 2013.

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

The Amended and Restated Credit Facility also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Amended and Restated Credit Facility: (1) the maximum Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed 3.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall be at least 5.00:1.00. As of June 30, 2013, our Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Facility) was 1.71:1.00 and our Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Facility) was 20.69:1.00.

On August 1, 2013, we entered into a new ASR agreement to initiate share repurchases aggregating $100.0 million. The new ASR agreement is structured as a capped ASR in which, on August 2, 2013, we paid $100.0 million and received approximately 1.9 million shares representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. This price is capped such that only under limited circumstances may we be required to deliver shares or pay cash at settlement. Additionally, depending on the average share price through the December 2013 completion date, we may receive additional shares under this ASR agreement. See “—Accelerated Share Repurchase Program” in Part II, Item 5 of this report for further information.

Cash Flows

Cash and cash equivalents

	As of
	June 30, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$334,701	$183,309
Short-term investments	—	70,898

Cash and cash equivalents were $334.7 million and $183.3 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, $81.9 million and $83.5 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws.

No short-term investments were held as of June 30, 2013. Short-term investments were $70.9 million as of December 31, 2012. All of the short-term investments were held by U.S. corporations and were not subject to repatriation considerations at December 31, 2012.

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

Cash provided by (used in) operating, investing and financing activities

	For the Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash provided by operating activities	$156,676	$190,066
Cash provided by investing activities	39,141	34,157
Cash used in financing activities	(38,357)	(202,615)
Effect of exchange rates on cash and cash equivalents	(6,068)	(512)

Net increase in cash and cash equivalents	$151,392	$21,096

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $156.7 million and $190.1 million for the six months ended June 30, 2013 and 2012, respectively. The $33.4 million year-over-year decrease primarily reflects a change in the timing of collections of our accounts receivable relative to the prior year, partially offset by higher net income adjusted for certain non-cash items.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash provided by investing activities was $39.1 million for the six months ended June 30, 2013 compared to $34.2 million for the six months ended June 30, 2012. The year-over-year increase of $4.9 million primarily reflects increased proceeds from the maturation of short-term investments without any corresponding reinvestments of the proceeds and lower capital expenditure costs, partially offset by the net cash outflows for the InvestorForce acquisition during the six months ended June 30, 2013. In the six months ended June 30, 2013 we began investing excess cash in money market funds and other similar cash equivalents rather than U.S. Treasury securities and other short-term investments as we had in prior periods.

Cash flows from financing activities

Cash used in financing activities was $38.4 million and $202.6 million for the six months ended June 30, 2013 and 2012, respectively. The year-over-year change primarily reflects decreased cash payments made to service our credit facility, partially offset by increased cash used to repurchase MSCI shares during the six months ended June 30, 2013.

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

Foreign Currency Risk

We are subject to foreign currency exchange fluctuation risk. Exchange rate movements can impact the U.S. dollar-reported value of our revenues, expenses, assets and liabilities denominated in non-U.S. dollar currencies or where the currency of such items is different than the functional currency of the entity where these items were recorded.

A significant portion of our revenues from our index-linked investment products are based on fees earned on the value of assets invested in securities denominated in currencies other than the U.S. dollar. For all operations outside the United States where the Company has designated the local non-U.S. dollar currency as the functional currency, revenues and expenses are translated using average monthly exchange rates and assets and liabilities are translated into U.S. dollars using month-end exchange rates. For these operations, currency translation adjustments arising from a change in the rate of exchange between the functional currency and the U.S. dollar are accumulated in a separate component of shareholders’ equity. In addition, transaction gains and losses arising from a change in exchange rates for transactions denominated in a currency other than the functional currency of the entity are reflected in non-operating “Other expense (income), net” in our Unaudited Condensed Consolidated Statements of Income.

Revenues from index-linked investment products represented approximately $73.5 million, or 14.4%, and $68.7 million, or 14.7%, of our operating revenues for the six months ended June 30, 2013 and 2012, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a large majority of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the six months ended June 30, 2013 and 2012, approximately 15.7% and 12.5% of our revenues, respectively, were invoiced in currencies other than U.S. dollars. For the six months ended June 30, 2013, 55.0% of our foreign currency revenues were in Euros, 21.7% were in British pounds sterling and 13.0% were in Japanese yen. For the six months ended June 30, 2012, 60.1% of our foreign currency revenues were in Euros, 22.6% were in Japanese yen and 9.8% were in British pounds sterling.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $137.9 million, or 42.8%, and $108.0 million, or 36.0%, of our operating expenses for the six months ended June 30, 2013 and 2012, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Swiss francs, Hong Kong dollars, Euros, Hungarian forints, Indian rupees and Mexican pesos. Expenses paid in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with intercompany loans that are denominated in certain foreign currencies. As a result of these positions, we recognized foreign currency exchange losses of $1.5 million and $2.1 million for the six months ended June 30, 2013 and 2012, respectively. These amounts were recorded in “Other expense (income), net” in our Unaudited Condensed Consolidated Statements of Income.

To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $334.7 million at June 30, 2013 and $183.3 million at December 31, 2012, respectively. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. At December 31, 2012, we had invested $70.9 million in debt securities with maturity dates ranging from 91 to 360 days from the date of purchase. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the 2012 Term Loan bear interest at a rate equal to the sum of LIBOR and a margin of 2.00%, which margin will be subject to adjustment based on our leverage ratio. As of June 30, 2013, the 2012 Term Loan bore interest at 2.20%. Assuming an average of $804.5 million of variable rate debt outstanding, a hypothetical 1.00% basis point increase in LIBOR for a one year period would result in approximately $8.0 million of additional interest rate expense.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2013 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended June 30, 2013 in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the quarter ended June 30, 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month #1 (April 1, 2013-April 30, 2013) Employee Transactions (1)	1,755	$33.90	—	$200,000,000

Month #2 (May 1, 2013-May 31, 2013) Employee Transactions (1)	4,641	$33.77	—	$200,000,000

Month #3 (June 1, 2013-June 30, 2013) Employee Transactions (1)	710	$35.68	—	$200,000,000

Total Employee Transactions (1)	7,106	$33.99	—	$200,000,000

(1)

Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units. The value of the shares withheld were determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.

(2)

See Note 8, “Commitments And Contingencies” and Note 14, “Subsequent Events” of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

ISS/SEC Settlement

On May 23, 2013, Institutional Shareholder Services Inc. (“ISS,” a wholly-owned subsidiary of MSCI Inc.) reached an agreement with the SEC that fully resolves the SEC’s investigation into reports made in early 2012 that an ISS employee had provided proxy voting information to proxy solicitors in return for cash and other gifts. As previously disclosed on February 29 and March 27, 2012, ISS cooperated with investigations by the SEC and the Department of Justice (“DOJ”), conducted an internal investigation into the matter, and terminated the employment of the ISS employee in question. As further disclosed on October 2, 2012, ISS implemented a new policy specifically addressing communications and contacts with proxy solicitors, enhanced its internal systems to further restrict internal access to client voting information, and conducted additional training regarding its gifts and entertainment policy.

In settling with the SEC, and without admitting or denying the SEC’s allegations, ISS consented to the entry of an administrative order requiring that ISS comply with relevant provisions of the securities laws, pay a $300,000 civil monetary penalty, and retain an independent consultant to conduct a review of ISS’s supervisory and compliance policies and procedures. The Company does not anticipate any action by the DOJ against ISS with regard to this matter and believes it has been concluded in all respects.

Accelerated Share Repurchase Program

MSCI announced on August 1, 2013 that it had entered into a new $100.0 million ASR agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”), which began immediately. Under the ASR agreement, MSCI paid $100.0 million in cash to Morgan Stanley and received from Morgan Stanley approximately 1.9 million shares of its common stock on August 2, 2013 and may receive from Morgan Stanley additional shares at or prior to maturity of the ASR. The total number of shares to be repurchased will be based primarily on an arithmetic average of the volume-weighted average prices of MSCI common stock on each trading day during the repurchase period. This average price will be capped such that only under limited circumstances will MSCI be required to deliver shares or pay cash at settlement. The Company anticipates that all repurchases under the ASR will be completed no later than the final date of the repurchase period in December 2013, although Morgan Stanley has the right to accelerate settlement of the ASR agreement under certain circumstances. The repurchased shares will be held in treasury.

Both this ASR agreement and the ASR agreement entered into in December 2012 were entered into pursuant to a $300.0 million share repurchase program authorized by MSCI’s Board of Directors in 2012. The remaining $100.0 million balance of the authorization will be available for utilization from time to time through 2014 at the discretion of management.

Morgan Stanley and certain of its affiliates have engaged, and may in the future engage, in financial advisory, investment banking and other services for MSCI and its affiliates. In addition, Morgan Stanley filed a Schedule 13G/A on February 13, 2013 that publicly reported that it and its affiliate, Morgan Stanley Investment Management, had acquired 11.4% of MSCI’s common stock, but certified that such acquisition was made in the ordinary course of business and that such shares were not acquired and are not held for the purpose of or with the effect of changing or influencing the control of the Company and were not acquired and are not held in connection with or as a participant in any transaction having that purpose or effect. Linda Riefler, one of MSCI’s directors, was previously an employee of Morgan Stanley. As of February 3, 2013, Ms. Riefler is no longer affiliated with Morgan Stanley.

Item 6.	Exhibits

An exhibit index has been filed as part of this report on page EX-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2013

MSCI INC. (Registrant)

By:	/s/ Robert Qutub
Robert Qutub Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Authorized Signatory

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED JUNE 30, 2013

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*	15	Letter of awareness from Deloitte & Touche LLP, dated August 2, 2013, concerning unaudited interim financial information

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

EX-1