Form 10-Q
period 2013-09-30
MSCI Inc.
filed 2013-11-01
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 28, 2013, there were 118,403,925 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

AVAILABLE INFORMATION

MSCI Inc. files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document MSCI Inc. files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including MSCI Inc.) file electronically with the SEC. MSCI Inc.’s electronic SEC filings are available to the public at the SEC’s website, www.sec.gov.

MSCI Inc.’s website is www.msci.com. You can access MSCI Inc.’s Investor Relations webpage at http://ir.msci.com. MSCI Inc. makes available free of charge, on or through its Investor Relations webpage, its proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. MSCI Inc. also makes available, through its Investor Relations webpage, via a link to the SEC’s website, statements of beneficial ownership of MSCI Inc.’s equity securities filed by its directors, officers, 5% or greater shareholders and others under Section 16 of the Exchange Act.

MSCI Inc. has a Corporate Governance webpage. You can access information about MSCI Inc.’s corporate governance at http://ir.msci.com/governance.cfm. MSCI Inc. posts the following on its Corporate Governance webpage:

•	Charters for MSCI Inc.’s Audit Committee, Compensation Committee and Nominating and Governance Committee;

•	Corporate Governance Policies;

•	Procedures for Submission of Ethical Accounting Related Complaints; and

•	Code of Ethics and Business Conduct.

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

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to future financial performance and involve known and unknown risks, uncertainties and other factors that may cause MSCI Inc.’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond MSCI Inc.’s control and that could materially affect actual results, levels of activity, performance, or achievements.

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

WEBSITE AND SOCIAL MEDIA DISCLOSURE

MSCI Inc. uses its website and corporate Twitter account (@MSCI_Inc) as channels of distribution of company information. The information MSCI Inc. posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following MSCI Inc.’s press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about MSCI Inc. when you enroll your email address by visiting the “Email Alert Subscription” section at http://ir.msci.com/alerts.cfm?. The contents of MSCI Inc.’s website and social media channels are not, however, incorporated by reference into this report.

PART I

Item 1.	Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	As of
	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$283,750	$183,309
Short-term investments	—	70,898
Accounts receivable (net of allowances of $978 and $964 at September 30, 2013 and December 31, 2012, respectively)	179,920	153,557
Deferred taxes	50,386	49,552
Prepaid taxes	47,377	32,431
Prepaid and other assets	28,662	25,088

Total current assets	590,095	514,835
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $73,856 and $59,078 at September 30, 2013 and December 31, 2012, respectively)	73,809	67,419
Goodwill	1,797,223	1,783,410
Intangible assets (net of accumulated amortization of $359,513 and $316,099 at September 30, 2013 and December 31, 2012, respectively)	607,766	641,074
Other non-current assets	12,696	12,901

Total assets	$3,081,589	$3,019,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,319	$2,985
Accrued compensation and related benefits	96,030	113,359
Other accrued liabilities	46,380	42,486
Current maturities of long-term debt	54,130	43,093
Deferred revenue	334,094	308,022

Total current liabilities	531,953	509,945
Long-term debt, net of current maturities	753,285	811,623
Deferred taxes	229,877	234,245
Other non-current liabilities	44,327	38,595

Total liabilities	1,559,442	1,594,408

Commitments and Contingencies (see Note 8)

Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 125,305,504 and 124,033,980 common shares issued and 118,403,925 and 120,114,586 common shares outstanding at September 30, 2013 and December 31, 2012, respectively)	1,253	1,240
Treasury shares, at cost (6,901,579 and 3,919,394 common shares held at September 30, 2013 and December 31, 2012, respectively)	(236,136)	(120,926)
Additional paid in capital	1,036,732	1,000,014
Retained earnings	722,999	547,699
Accumulated other comprehensive income (loss)	(2,701)	(2,796)

Total shareholders’ equity	1,522,147	1,425,231

Total liabilities and shareholders’ equity	$3,081,589	$3,019,639

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)
Operating revenues	$258,238	$235,444	$768,045	$703,061

Operating expenses:
Cost of services	80,040	68,350	243,584	213,884
Selling, general and administrative	65,380	62,973	184,623	176,011
Restructuring	—	—	—	(51)
Amortization of intangible assets	14,448	15,959	43,443	47,877
Depreciation and amortization of property, equipment and leasehold improvements	5,934	4,633	16,260	13,711

Total operating expenses	165,802	151,915	487,910	451,432

Operating income	92,436	83,529	280,135	251,629

Interest income	(265)	(252)	(770)	(712)
Interest expense	5,827	7,314	19,351	49,250
Other expense (income)	627	873	497	1,997

Other expense (income), net	6,189	7,935	19,078	50,535

Income before provision for income taxes	86,247	75,594	261,057	201,094
Provision for income taxes	30,937	27,320	85,757	71,308

Net income	$55,310	$48,274	$175,300	$129,786

Earnings per basic common share	$0.46	$0.39	$1.45	$1.06

Earnings per diluted common share	$0.46	$0.39	$1.44	$1.05

Weighted average shares outstanding used in computing earnings per share:
Basic	119,607	122,261	120,497	122,016

Diluted	120,578	123,450	121,446	123,287

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)
Net income	$55,310	$48,274	$175,300	$129,786
Other comprehensive income (loss):
Foreign currency translation adjustments	6,522	2,228	(1,252)	2,166
Income tax effect	(2,519)	(855)	479	(867)

Foreign currency translation adjustments, net	4,003	1,373	(773)	1,299

Unrealized gains (losses) on cash flow hedges	197	610	1,364	1,134
Income tax effect	(77)	(234)	(524)	(457)

Unrealized gains (losses) on cash flow hedges, net	120	376	840	677

Unrealized gains (losses) on available-for-sale securities	—	10	(5)	8
Income tax effect	—	(4)	2	(4)

Unrealized gains (losses) on available-for-sale securities, net	—	6	(3)	4

Pension and other post-retirement adjustments	(68)	120	47	1,033
Income tax effect	17	(56)	(16)	(276)

Pension and other post-retirement adjustments, net	(51)	64	31	757

Other comprehensive income (loss), net of tax	4,072	1,819	95	2,737

Comprehensive income	$59,382	$50,093	$175,395	$132,523

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
	(unaudited)
Cash flows from operating activities
Net income	$175,300	$129,786
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	43,443	47,877
Stock-based compensation expense	19,150	19,409
Depreciation and amortization of property, equipment and leasehold improvements	16,260	13,711
Amortization of debt origination fees	2,179	17,099
Deferred taxes	(2,125)	(23,701)
Amortization of discount on long-term debt	699	5,072
Excess tax benefits from stock-based compensation	(1,766)	(1,579)
Other non-cash adjustments	(748)	(136)
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(26,762)	56,822
Prepaid income taxes	(13,067)	84
Prepaid and other assets	(3,393)	436
Accounts payable	(2,017)	1,448
Deferred revenue	25,454	33,301
Accrued compensation and related benefits	(16,161)	(22,683)
Other accrued liabilities	3,147	(4,531)
Other	6,444	15,248

Net cash provided by operating activities	226,037	287,663

Cash flows from investing activities
Proceeds from redemption of short-term investments	70,900	153,032
Purchase of short-term investments	—	(106,315)
Acquisitions, net of cash acquired	(23,268)	—
Proceeds from the sale of capital equipment	29	—
Capitalized software development costs	(1,829)	—
Capital expenditures	(20,899)	(38,109)

Net cash provided by investing activities	24,933	8,608

Cash flows from financing activities
Proceeds from borrowing, net of discount	—	876,087
Repayment of long-term debt	(48,000)	(1,092,563)
Payment of debt issuance costs	—	(3,870)
Repurchase of treasury shares	(109,928)	(2,924)
Proceeds from exercise of stock options	9,308	10,761
Excess tax benefits from stock-based compensation	1,766	1,579

Net cash used in financing activities	(146,854)	(210,930)

Effect of exchange rate changes	(3,675)	2,906

Net increase (decrease) in cash and cash equivalents	100,441	88,247
Cash and cash equivalents, beginning of period	183,309	252,211

Cash and cash equivalents, end of period	$283,750	$340,458

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,099	$28,593

Cash paid for income taxes	$99,642	$92,575

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$5,219	$3,463

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI Inc. and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of September 30, 2013 and December 31, 2012, the results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2012. The unaudited condensed consolidated financial statement information as of December 31, 2012 has been derived from the 2012 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Adjustment to Revenue

During the nine months ended September 30, 2012, as a result of a one-time adjustment, the Company recorded a $5.2 million cumulative revenue reduction to correct an immaterial error related to revenues previously reported through December 31, 2011. The effect of recording this adjustment in the nine months ended September 30, 2012 resulted in a one-time decrease to the energy and commodity analytics products revenues in the Company’s Unaudited Condensed Consolidated Statement of Income and an increase in deferred revenues in the Company’s Unaudited Condensed Consolidated Statement of Financial Condition. It was determined that under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, “Software Revenue Recognition,” the Company incorrectly established vendor specific objective evidence, or VSOE, for certain energy and commodity analytics products and as a result should not have been recognizing a substantial portion of the revenue immediately upon delivery or renewal of a time-based subscription license, the terms of which are generally one year. Rather, the entire license fee should have been recognized ratably over the term of the license. As such, the Company made the cumulative adjustment effective January 1, 2012 and started recognizing revenue related to all contracts still in effect as of this date ratably over the remainder of the term. The Company began recognizing revenue ratably over the contract term for any new contracts entered into on or after January 1, 2012. Based upon an evaluation of all relevant factors, management believes the correcting adjustment did not have a material impact on the Company’s previously reported results and, accordingly, has determined that restatement of previously issued financial statements is not necessary.

Concentrations

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash deposits and short-term investments. At September 30, 2013 and December 31, 2012, cash and cash equivalent amounts were $283.8 million and $183.3 million, respectively. The Company held no short-term investments at September 30, 2013. At December 31, 2012, the Company had invested $70.9 million in U.S. Treasury Securities with maturity dates ranging from 91 to 360 days from the date of purchase. The Company receives interest at prevailing money market fund rates on its cash deposits.

For the three and nine months ended September 30, 2013 and 2012, no single customer accounted for 10.0% or more of the Company’s operating revenues.

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

3. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As required by ASC Subtopic 220-10, “Comprehensive Income—Overall,” the following table presents the amounts reclassified from accumulated other comprehensive income (loss) by the respective line item in the Unaudited Condensed Consolidated Statements of Income:

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)(1)

(in thousands)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Unaudited Condensed Consolidated Statement of Income
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2013
Unrealized losses on cash flow hedges
Interest rate contracts	$(197)	$(1,364)	Interest expense
	77	524	Tax benefit

	$(120)	$(840)	Net of tax

Unrealized gains on available-for-sale securities
Short-term investments	$—	$5	Interest income
	—	(2)	Tax expense

	$—	$3	Net of tax

Total reclassifications for the period, net of tax	$(120)	$(837)

(1)	Amounts in parentheses indicate expenses or losses moved to the Unaudited Condensed Consolidated Statements of Income.

4. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Shares of common stock outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 1,133 and 453 anti-dilutive securities excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2013, respectively. There were no anti-dilutive securities excluded from the calculation of diluted EPS for the three months ended September 30, 2012. There were 2,903 anti-dilutive securities excluded from the calculation of diluted EPS for the nine months ended September 30, 2012.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net income	$55,310	$48,274	$175,300	$129,786
Less: Allocations of earnings to unvested restricted stock units (1)	(211)	(304)	(668)	(818)

Earnings available to MSCI common shareholders	$55,099	$47,970	$174,632	$128,968

Basic weighted average common shares outstanding	119,607	122,261	120,497	122,016

Basic weighted average common shares outstanding	119,607	122,261	120,497	122,016
Effect of dilutive securities:
Stock options and restricted stock units	971	1,189	949	1,271

Diluted weighted average common shares outstanding	120,578	123,450	121,446	123,287

Earnings per basic common share	$0.46	$0.39	$1.45	$1.06

Earnings per diluted common share	$0.46	$0.39	$1.44	$1.05

(1)	Restricted stock units granted to employees prior to 2013 and all restricted stock units granted to independent directors of the Company have a right to participate in all of the earnings of the Company in the computation of basic EPS and, therefore, these restricted stock units are not included as incremental shares in the diluted EPS computation.

5. SHORT-TERM INVESTMENTS

In the nine months ended September 30, 2013, the Company began investing excess cash in money market funds and other similar cash equivalents rather than in U.S. Treasury securities and other short-term investments as it had in prior periods. As a result, the Company held no short-term investments as of September 30, 2013.

The fair value and gross unrealized gains and losses of securities available-for-sale as of December 31, 2012 were as follows:

(in thousands)	Amortized Cost plus Accrued Interest	Gross unrealized gains	Gross unrealized losses	Estimated Fair value
Debt securities available-for-sale

U.S. Treasury securities	$70,893	$5	$—	$70,898

There were no investments with continuous unrealized losses for less than 12 months as of December 31, 2012.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at September 30, 2013 and December 31, 2012 consisted of the following:

		As of
Type	Estimated Useful Lives	September 30, 2013	December 31, 2012
		(in thousands)
Computer & related equipment	3 to 5 years	$83,708	$67,529
Furniture & fixtures	7 years	8,182	7,847
Leasehold improvements	3 to 21 years	50,573	48,405
Work-in-process	—	5,202	2,716

Subtotal		147,665	126,497
Accumulated depreciation and amortization		(73,856)	(59,078)

Property, equipment and leasehold improvements, net		$73,809	$67,419

Depreciation and amortization expense of property, equipment and leasehold improvements was $5.9 million and $4.6 million for the three months ended September 30, 2013 and 2012, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $16.3 million and $13.7 million for the nine months ended September 30, 2013 and 2012, respectively.

7. GOODWLL AND INTANGIBLE ASSETS

Goodwill

The Company carries goodwill as a result of its acquisitions of Barra, LLC (“Barra”), RiskMetrics Group, LLC (“RiskMetrics”), Measurisk, LLC (“Measurisk”), IPD Group Limited (“IPD”) and Investor Force Holdings, Inc. (“InvestorForce”), as reflected in the table below:

	Performance and Risk	Governance	Total
(in thousands)

Goodwill at December 31, 2012 (1)	$1,530,849	$252,561	$1,783,410
Changes to goodwill (2)	14,370	(468)	13,902
Foreign exchange translation adjustment	(89)	—	(89)

Goodwill at September 30, 2013	$1,545,130	$252,093	$1,797,223

(1)	During the three months ended September 30, 2013, the Company identified an error in the deferred tax allocation between its operating segments dating back to the June 1, 2010 acquisition of RiskMetrics. The Company determined that a deferred tax liability that was reflected as a component of the Performance and Risk segment’s books should have been recorded on the Governance segment’s books. The adjustment decreases the net deferred tax liability and goodwill value of the Performance and Risk segment’s books by $21.4 million while increasing the net deferred tax liability and goodwill on the Governance segments books by an offsetting $21.4 million. The correction was made during the three months ended September 30, 2013 and the goodwill at December 31, 2012 has been adjusted to reflect the correct allocations between the operating segments. The correction did not have an effect on the Company’s unaudited condensed consolidated financial statements or segment results of operations for any period.
(2)	Resulting from the acquisition of InvestorForce, which contributed $11.6 million to the Performance and Risk segment, adjustments to the valuation of acquired IPD assets and liabilities, which contributed $2.7 million to the Performance and Risk segment, and the disposal of the CFRA product line, which removed $0.5 million from the Governance segment.

Intangible Assets

Amortization expense related to intangible assets for the three months ended September 30, 2013 and 2012 was $14.4 million and $16.0 million, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2013 and 2012 was $43.4 million and $47.9 million, respectively.

The gross carrying amounts, accumulated amortization and net carrying values related to the Company’s identifiable intangible assets are as follows:

	As of
(in thousands)	September 30, 2013	December 31, 2012
Gross intangible assets:
Customer relationships	$478,735	$474,236
Trademarks/trade names	257,282	256,582
Technology/software	198,322	193,192
Proprietary process	3,800	3,800
Proprietary data	28,527	28,527

Subtotal	966,666	956,337
Foreign exchange translation adjustment	613	836

Total gross intangible assets	$967,279	$957,173

Accumulated amortization:
Customer relationships	$(117,166)	$(92,631)
Trademarks/trade names	(72,291)	(62,270)
Technology/software	(166,030)	(159,375)
Proprietary process	(2,111)	(1,636)
Proprietary data	(1,772)	(184)

Subtotal	(359,370)	(316,096)
Foreign exchange translation adjustment	(143)	(3)

Total accumulated amortization	$(359,513)	$(316,099)

Net intangible assets:
Customer relationships	$361,569	$381,605
Trademarks/trade names	184,991	194,312
Technology/software	32,292	33,817
Proprietary process	1,689	2,164
Proprietary data	26,755	28,343

Subtotal	607,296	640,241
Foreign exchange translation adjustment	470	833

Total net intangible assets	$607,766	$641,074

The estimated amortization expense for succeeding years is presented below:

Fiscal Year	Amortization Expense
(in thousands)
Remainder of 2013	$14,481
2014	58,086
2015	58,169
2016	56,032
2017	49,918
2018	47,379
Thereafter	323,701

Total	$607,766

8. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended September 30, 2013 and 2012 was $6.5 million and $6.0 million, respectively. Rent expense for the nine months ended September 30, 2013 and 2012 was $18.9 million and $19.0 million, respectively.

Share repurchase. On December 13, 2012, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock beginning immediately and continuing through December 31, 2014 (the “2012 Repurchase Program”). As part of this authorization, on December 13, 2012, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to initiate share repurchases aggregating $100.0 million (the “December 2012 ASR Program”). The December 2012 ASR Program was structured as a capped ASR in which the Company paid $100.0 million and received approximately 2.2 million shares on December 14, 2012, representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. On July 31, 2013, the Company completed the December 2012 ASR Program, receiving an additional 0.8 million shares. In total, 3.0 million shares were delivered to MSCI for an average purchase price of $33.47 per share. The repurchased shares are held in treasury.

On August 1, 2013, MSCI entered into a new ASR agreement to initiate share repurchases aggregating $100.0 million (the “August 2013 ASR Program”). The August 2013 ASR Program is structured as a capped ASR in which, on August 2, 2013, MSCI paid $100.0 million and received approximately 1.9 million shares, representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. This price is capped such that only under limited circumstances may the Company be required to deliver shares or pay cash at settlement. The repurchased shares are held in treasury. The Company anticipates that all repurchases under the August 2013 ASR Program will be completed no later than the final repurchase date in December 2013, although settlement of the August 2013 ASR Program may be accelerated under certain circumstances. Additionally, depending on the average share price through the completion date in December 2013, MSCI may receive additional shares under the August 2013 ASR Program.

The $100.0 million payment for the August 2013 ASR Program was initially split and recorded as a $70.0 million increase to “Treasury stock” and a $30.0 million decrease to “Additional paid in capital” on the Company’s Unaudited Condensed Consolidated

Statement of Financial Condition to reflect the initial estimate of the value of shares received. The 2012 Repurchase Program, except for the ASR, may be modified, suspended, terminated or extended by the Company at any time without prior notice. The remaining $100.0 million balance authorized under the 2012 Repurchase Program will be available for utilization through December 31, 2014 at the Company’s discretion.

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

The 2012 Term Loan bears interest equal to the London Interbank Offered Rate (“LIBOR”) plus a margin. As of September 30, 2013, the 2012 Term Loan bore interest at LIBOR plus a margin of 2.00%, or 2.18%. In March 2013, the Company made a $15.0 million prepayment on the 2012 Term Loan.

Current maturities of long-term debt at September 30, 2013 was $54.1 million, net of a $0.9 million discount. Long-term debt, net of current maturities at September 30, 2013 was $753.3 million, net of a $1.7 million discount.

Current maturities of long-term debt at December 31, 2012 was $43.1 million, net of a $0.9 million discount. Long-term debt, net of current maturities at December 31, 2012 was $811.6 million, net of a $2.4 million discount.

In connection with entering into the Amended and Restated Credit Facility, the Company paid $5.7 million in fees, $3.9 million of which are being deferred. These financing fees, together with the existing fees related to prior credit facilities, are being amortized over the life of the Amended and Restated Credit Facility. At September 30, 2013, $8.4 million of the deferred financing fees remain unamortized, $2.7 million of which is included in “Prepaid and other assets” and $5.7 million of which is included in “Other non-current assets” on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition.

The Company amortized $0.7 million and $0.5 million of deferred financing fees in interest expense during the three months ended September 30, 2013 and 2012, respectively. The Company amortized $2.2 million and $17.1 million of deferred financing fees in interest expense during the nine months ended September 30, 2013 and 2012, respectively. Approximately $0.2 million of debt discount was amortized in interest expense during each of the three months ended September 30, 2013 and 2012. Approximately $0.7 million and $5.1 million of debt discount were amortized in interest expense during the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013 and December 31, 2012, the fair market value of the Company’s debt obligations were $813.0 million and $862.3 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value as discussed in Note 9, “Fair Value Measures,” and represents Level 2 valuations. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

The Amended and Restated Credit Facility also amended certain negative covenants, including financial covenants.

As of September 30, 2013, the Company’s retained earnings of $723.0 million were restricted as to the payments of dividends. As outlined in the Amended and Restated Credit Facility, the Company cannot pay or declare any dividends except out of amounts available for restricted payments. As of September 30, 2013, the amount available for restricted payments was $355.7 million, reflecting the Company’s cumulative retained excess cash flows (“CRECF”), as defined in the Amended and Restated Credit Facility, through December 31, 2012 and adjusted for any restricted payments made during the nine months ended September 30, 2013. To the extent the CRECF is utilized for other actions restricted under the Amended and Restated Credit Facility, including stock repurchases, the amount available for restricted payments will be reduced.

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

Cash Flow Hedges of Interest Rate Risk. As a result of the repayment of the 2011 Term Loan on May 4, 2012 and the 2010 Term Loan on March 14, 2011, the Company discontinued prospective hedge accounting on its then-existing interest rate swaps as they no longer met hedge accounting requirements. The Company has not entered into new interest rate swaps to hedge its debt and it is not required to do so under the Amended and Restated Credit Facility. The Company continued to report the net loss related to the discontinued cash flow hedges in Accumulated Other Comprehensive Income (Loss) and reclassified this amount into earnings through the contractual term of the swap agreements which ended in August 2013.

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2013, the Company had three outstanding foreign currency forwards with a combined notional amount of $40.5 million that were not designated as hedges in qualifying hedging relationships.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition:

(in thousands)	Unaudited Condensed Consolidated Statements of Financial Condition Location	As of September 30, 2013	As of December 31, 2012
Derivatives designated as hedging instruments:
Liability derivatives:
Foreign exchange contracts	Other accrued liabilities	$(1,349)	$(203)
Asset derivatives:
Foreign exchange contracts	Prepaid and other assets	$—	$3

The following tables present the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition and Unaudited Condensed Consolidated Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivatives (Effective Portion) for the Three Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion) for the Three Months Ended September 30,		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended September 30,
(in thousands)	2013	2012		2013	2012		2013	2012
Interest rate swaps	$—	$—	Interest expense	$(197)	$(610)	Interest expense	$—	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivatives (Effective Portion) for the Nine Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion) for the Nine Months Ended September 30,		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Nine Months Ended September 30,
(in thousands)	2013	2012		2013	2012		2013	2012
Interest rate swaps	$—	$(695)	Interest expense	$(1,364)	$(1,827)	Interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30,
		2013	2012
Foreign exchange contracts	Other expense	$(1,472)	$—

Derivatives Not Designated as Hedging Instruments (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30,
		2013	2012
Foreign exchange contracts	Other expense	$(185)	$—

9. FAIR VALUE MEASURES

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

Description	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:

Short-term investments	$—	$—	$—	$—

Liabilities:

Foreign exchange contracts	$(1,349)	$—	$(1,349)	$—

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Short-term investments:
U.S. Treasury securities	$70,898	$—	$70,898	$—

Total short-term investments	70,898	—	70,898	—

Foreign exchange contracts	3	—	3	—

Total financial assets	$70,901	$—	$70,901	$—

Liabilities:
Foreign exchange contracts	$(203)	$—	$(203)	$—

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented. The Company does not hold any financial instruments that would be valued using Level 3 inputs as of the periods presented.

The Company’s short-term investments consisted of U.S. Treasury securities and were classified within Level 2, as there was not an active market for these securities, but the market pricing data used to calculate the value of the instruments was derived from similar securities traded in active markets.

The Company’s foreign exchange forward contracts were classified within Level 2, as they were valued using pricing models that took into account the contract terms as well as multiple observable inputs where applicable, such as prevailing spot rates and forward points.

10. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. Costs relating to 401(k), pension and post-retirement benefit expenses were $5.0 million and $3.6 million for the three months ended September 30, 2013 and 2012, respectively. Amounts included in cost of services were $3.4 million and $2.1 million for the three months ended September 30, 2013 and 2012, respectively. Amounts included in selling, general and administrative expense related to pension and post-retirement expenses for the three months ended September 30, 2013 and 2012 were $1.6 million and $1.5 million, respectively.

For the nine months ended September 30, 2013 and 2012, costs relating to 401(k), pension and post-retirement benefit expenses were $16.9 million and $15.3 million, respectively. Amounts included in cost of services were $10.7 million and $9.7 million for the nine months ended September 30, 2013 and 2012, respectively. Amounts included in selling, general and administrative expense related to pension and post-retirement expenses for the nine months ended September 30, 2013 and 2012 were $6.2 million and $5.6 million, respectively.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions and, in the case of the MSCI 401(k) plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations. The Company’s expenses associated with the 401(k) plan and other defined contribution plans were $4.3 million and $3.2 million for the three months ended September 30, 2013 and 2012, respectively. The Company’s expenses associated with the 401(k) plan and other defined contribution plans were $15.0 million and $12.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense related to defined benefit pension plans was $0.7 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively. Net periodic benefit expense related to defined benefit pension plans was $1.9 million and $2.5 million for the nine months ended September 30, 2013 and 2012, respectively.

11. INCOME TAXES

The Company’s provision for income taxes was $85.8 million and $71.3 million for the nine months ended September 30, 2013 and 2012, respectively. These amounts reflect effective tax rates of 32.8% and 35.5% for the nine months ended September 30, 2013 and 2012, respectively. The effective rate of 32.8% for the nine months ended September 30, 2013 reflects the Company’s estimate of the effective tax rate for the period and is impacted by certain discrete items totaling $3.3 million, the effect of which was to decrease the Company’s effective tax rate by 2.2 percentage points.

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

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

Tax Jurisdiction	Tax Years
United States	2005-2012
California	2009-2012
New York State	2007-2011
New York City	2007-2011
Hong Kong	2006-2012
United Kingdom	2010-2011
Canada	2006-2012
Japan	2009-2012
India	2008-2012

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

The following table presents MSCI’s operating segments’ results for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Operating revenues
Performance and Risk	$228,608	$205,389	$676,500	$611,054
Governance	29,630	30,055	91,545	92,007

Consolidated	$258,238	$235,444	$768,045	$703,061

Amortization of intangible assets and depreciation and amortization of property, equipment and leasehold improvements
Performance and Risk	$16,038	$16,393	$46,843	$49,053
Governance	4,344	4,199	12,860	12,535

Consolidated	$20,382	$20,592	$59,703	$61,588

Operating income
Performance and Risk	$88,172	$80,472	$268,445	$243,927
Governance	4,264	3,057	11,690	7,702

Consolidated	$92,436	$83,529	$280,135	$251,629

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues
Americas:
United States	$126,333	$122,199	$375,263	$362,464
Other	10,015	8,418	27,605	24,313

Total Americas	136,348	130,617	402,868	386,777

Europe, Middle East and Africa (“EMEA”):
United Kingdom	38,502	28,127	111,303	84,337
Other	53,190	45,639	164,172	139,559

Total EMEA	91,692	73,766	275,475	223,896

Asia & Australia:
Japan	12,950	14,403	38,125	43,222
Other	17,248	16,658	51,577	49,166

Total Asia & Australia	30,198	31,061	89,702	92,388

Total	$258,238	$235,444	$768,045	$703,061

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Long-lived assets

Americas:
United States	$2,317,769	$2,334,877
Other	4,187	4,608

Total Americas	2,321,956	2,339,485

EMEA:
United Kingdom	141,249	139,714
Other	9,897	8,749

Total EMEA	151,146	148,463

Asia & Australia:
Japan	253	297
Other	5,443	3,658

Total Asia & Australia	5,696	3,955

Total	$2,478,798	$2,491,903

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

Acquisition of IPD

On November 30, 2012, MSCI Limited, an indirect wholly-owned subsidiary of the Company, paid cash of $124.8 million to acquire real estate performance measurement group IPD. The acquisition of IPD expands the Company’s multi-asset class offering by facilitating the integration of private real estate assets into its models, as well as adding a family of real estate indices to the Company’s family of equity indices. IPD is dedicated to the objective measurement of the commercial real estate market. Headquartered in London, with offices around the world, IPD is a leading provider of real estate performance analysis for funds, investors, managers, lenders and occupiers and offers a wide range of services that include research, reporting, benchmarking and indices. IPD has been added as a component of the Performance and Risk segment.

As of September 30, 2013, the preliminary purchase price allocations for the IPD acquisition were $76.5 million for goodwill, $58.7 million for identifiable intangible assets, $18.6 million for assets other than identifiable intangible assets and $29.0 million for other liabilities.

Acquisition of InvestorForce

On January 29, 2013, MSCI completed the acquisition of InvestorForce by paying $23.6 million in cash. The acquisition of InvestorForce enhances MSCI’s position as a leader in performance analysis and risk transparency and furthers its goal of providing investment decision support tools to institutional investors across all client segments and asset classes. InvestorForce is a leading provider of performance reporting solutions to the institutional investment community in the United States, providing investment consultants with an integrated solution for daily monitoring, analysis and reporting on institutional assets. InvestorForce has been added as a component of the Performance and Risk segment.

As of September 30, 2013, the preliminary purchase price allocations for the InvestorForce acquisition were $11.6 million for goodwill, $9.1 million for identifiable intangible assets, $6.4 million for assets other than identifiable intangible assets and $3.5 million for other liabilities. Primarily as a result of additional income tax information being received and a working capital adjustment, certain InvestorForce acquired tax asset values increased by $7.5 million and goodwill decreased by $7.4 million compared to those reported in the three months ended March 31, 2013.

Disposition of CFRA

On March 31, 2013, MSCI completed the sale of its CFRA product line, which was a component of the Governance segment. The results of operations from the CFRA product line and the sale of CFRA were not material to the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statements of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of September 30, 2013, the related condensed consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2013 and 2012, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

November 1, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K for the fiscal year ended December 31, 2012 as updated by Part II, “Item 1A.—Risk Factors, “in this Form 10-Q.

Overview

We are a leading global provider of investment decision support tools, including indices, portfolio risk and performance analytics and corporate governance products and services. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), real estate, hedge funds and private wealth; financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of September 30, 2013, we had offices in 34 cities in 22 countries to help serve our diverse client base, with 52.4% of our revenue from clients in the Americas, 35.9% in Europe, the Middle East and Africa (“EMEA”) and 11.7% in Asia and Australia based on revenues for the nine months ended September 30, 2013.

Our principal sales model in both of our business segments is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services for an annual fee paid, in most cases, up-front. Additionally, we have increasing recurring subscriptions to our managed services offering, whereby we oversee the production of risk and performance reports on behalf of our clients. Our revenues also come from clients who use our indices as the basis for index-linked investment products such as ETFs. We also derive revenues from certain institutional clients that use our indices as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generate a limited amount of our revenues from certain exchanges that use our indices as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. We also receive revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services and overages relating to the proxy research and voting services, fees relating to recovery of securities class action settlements and from certain products and services that are designed for one-time usage.

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

Operating Segments

We operate under two segments: the Performance and Risk business and the Governance business. See Note 12, “Segment Information,” of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information about MSCI’s operating segments.

Our Performance and Risk business is a leading global provider of investment decision support tools, including indices and portfolio risk and performance analytics, credit analytics and environmental, social and governance (“ESG”) products. Our Performance and Risk products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, assessment of social responsibility, environmental stewardship and the effects of climate change on investments, investment manager selection and investment research. The flagship products within our Performance and Risk business are our global equity indices and ESG products marketed under the MSCI and MSCI ESG brands, our market and credit risk analytics marketed under the RiskMetrics and Barra brands, our portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand, our valuation models and risk management software for the energy and commodities markets marketed under the FEA brand, our real estate indices and analytics marketed under the IPD brand and our products for monitoring, analyzing and reporting on institutional assets for institutional investment consultants marketed under the InvestorForce brand.

Our Governance business is a leading provider of corporate governance and specialized financial research and analysis services to institutional investors and corporations around the world. Among other things, the Governance business facilitates the voting of proxies by institutional investors and provides in-depth research and analysis to help inform voting decisions and identify issuer-specific risk. The Governance business offers both global security coverage and fully integrated products and services, including proxy voting, policy creation, research, vote recommendations, vote execution, post-vote disclosure and reporting and analytical tools. It also provides class action monitoring and claims filing services to aid institutional investors in the recovery of funds from securities class action settlements. ISS Corporate Services is within a firewall designed to separate it from the rest of the Governance business. ISS Corporate Services also provides products and services to corporate clients who may use those products and services to learn about and improve their governance practices. The flagship products within our Governance business are our governance research and outsourced proxy voting and reporting services and our executive compensation analytics tools marketed under the ISS brand. On March 31, 2013, we sold our CFRA product line, which offered clients specialized financial research and analytic services.

On October 31, 2013, it was announced that we have engaged Morgan Stanley to explore strategic alternatives for the Governance business, including the potential divestiture or other separation of the entire business. There can be no assurance that the process of exploring these strategic alternatives will result in a transaction or that any transaction will ultimately be consummated. In addition, an adverse outcome from the pursuit of the strategic alternatives could lead to potential future impairment charges.

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

On May 4, 2012, we amended and restated our 2010 Credit Facility (the credit agreement as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured five-year Term Loan A Facility (the “2012 Term Loan”) in an aggregate amount of $880.0 million and a $100.0 million senior secured revolving facility (the “2012 Revolving Credit Facility”). The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to repay the remaining outstanding principal of the then-existing 2011 Term Loan. The 2012 Term Loan and the 2012 Revolving Credit Facility mature on May 4, 2017. In connection with the repayment of the 2011 Term Loan, we terminated our then-existing interest rate swaps and have not entered into new interest rate swaps to hedge our debt as such swaps are not required under the Amended and Restated Credit Facility. We incurred $20.6 million in expense related to the accelerated amortization of existing fees and the immediate recognition of new fees associated with this transaction in “Interest expense” on our Unaudited Condensed Consolidated Statement of Income for the nine months ended September 30, 2012.

At September 30, 2013, the 2012 Term Loan bore interest of LIBOR plus 2.00%, or 2.18%.

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

On December 13, 2012, as part of the 2012 Repurchase Program, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to initiate a repurchase aggregating $100.0 million (the “December 2012 ASR Program”). On December 14, 2012, we received approximately 2.2 million shares representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. On a time-weighted basis, these shares were no longer considered outstanding as of December 14, 2012.

On July 31, 2013, we completed the December 2012 ASR Program. We received approximately 0.8 million additional shares which were delivered in July 2013. Those shares were in addition to the 2.2 million shares delivered to MSCI at the outset of the December 2012 ASR Program. In total, we received 3.0 million shares for an average purchase price of $33.47 per share. The repurchased shares will be held in treasury.

On August 1, 2013, as part of the 2012 Repurchase Program, we entered into a new ASR agreement with a financial institution to initiate share repurchases aggregating $100.0 million (the “August 2013 ASR Program”). This agreement is structured as a capped ASR in which, on August 2, 2013, we paid $100.0 million and received approximately 1.9 million shares, representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. This price is capped such that we may be required to deliver shares or pay cash at settlement only under limited circumstances. The repurchased shares are held in treasury. We anticipate that all repurchases under the August 2013 ASR Program will be completed no later than the final repurchase date in December 2013, although settlement of the ASR agreement may be accelerated under certain circumstances. Additionally, depending on the average share price through the completion date in December 2013, we may receive additional shares under the August 2013 ASR Program.

The discussion of our unaudited results of operations for the three and nine months ended September 30, 2013 and 2012 are presented below. The results of operations for interim periods may not be indicative of future results.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Results of Operations

The following table presents the results of operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$258,238	$235,444	$22,794	9.7%

Operating expenses:
Cost of services	80,040	68,350	11,690	17.1%
Selling, general and administrative	65,380	62,973	2,407	3.8%
Restructuring	—	—	—	0.0%
Amortization of intangible assets	14,448	15,959	(1,511)	(9.5%)
Depreciation and amortization of property, equipment, and leasehold improvements	5,934	4,633	1,301	28.1%

Total operating expenses	165,802	151,915	13,887	9.1%

Operating income	92,436	83,529	8,907	10.7%
Other expense (income), net	6,189	7,935	(1,746)	(22.0%)
Provision for income taxes	30,937	27,320	3,617	13.2%

Net income	$55,310	$48,274	$7,036	14.6%

Earnings per basic common share	$0.46	$0.39	$0.07	17.9%

Earnings per diluted common share	$0.46	$0.39	$0.07	17.9%

Operating margin	35.8%	35.5%

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

The following table summarizes the revenue by product category for the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

	Three Months Ended September 30,
	2013	2012	Increase/(Decrease)
	(in thousands)
Index and ESG:
Subscriptions	$92,815	$73,894	$18,921	25.6%
Asset-based fees	36,801	34,042	2,759	8.1%

Total index and ESG products	129,616	107,936	21,680	20.1%
Risk management analytics	69,666	64,998	4,668	7.2%
Portfolio management analytics	26,213	29,138	(2,925)	(10.0%)
Energy and commodity analytics	3,113	3,317	(204)	(6.2%)
Governance	29,630	30,055	(425)	(1.4%)

Total operating revenues	$258,238	$235,444	$22,794	9.7%

Recurring subscriptions	$216,905	$197,591	$19,314	9.8%
Asset-based fees	36,801	34,042	2,759	8.1%
Non-recurring revenue	4,532	3,811	721	18.9%

Total operating revenues	$258,238	$235,444	$22,794	9.7%

Total operating revenues for the three months ended September 30, 2013 increased $22.8 million, or 9.7%, to $258.2 million compared to $235.4 million for the three months ended September 30, 2012. Subscription revenues consist of revenues related to our index and ESG subscriptions, risk management analytics, portfolio management analytics, energy and commodity analytics and governance products. Excluding the impact of revenues attributable to IPD, InvestorForce and CFRA, revenues grew by 4.8%.

Our index and ESG products primarily consist of equity index subscriptions, equity index asset-based fees products and ESG products. Our index and ESG products are used to benchmark investment performance, as a basis for index-linked investment products, to assess social responsibility, environmental stewardship and the effects of climate change on investments, for research and for investment manager selection. We derive revenues from our index and ESG products through index data and ESG subscriptions, fees based on assets in investment products linked to our indices and non-recurring licenses of our index historical data. Revenues related to index and ESG products increased $21.7 million, or 20.1%, to $129.6 million for the three months ended September 30, 2013 compared to $107.9 million for the three months ended September 30, 2012. Excluding the impact of revenues attributable to IPD, revenues grew by 9.4%.

Subscription revenues from the index and ESG products were up $18.9 million, or 25.6%, to $92.8 million for the three months ended September 30, 2013 compared to $73.9 million for the three months ended September 30, 2012, primarily driven by the acquisition of IPD and growth in revenues from equity index benchmark products. Excluding the impact of revenues attributable to IPD, revenues grew by $7.4 million, or 10.1%, primarily attributable to growth in our equity index benchmark products.

Asset-based fee revenues attributable to index and ESG products increased $2.8 million, or 8.1%, to $36.8 million for the three months ended September 30, 2013 compared to $34.0 million for the three months ended September 30, 2012. The year-over-year difference resulted from higher revenues from non-ETF passive funds and a change in the mix of ETFs linked to MSCI indices, which more than offset a decline of $58.5 billion, or 17.0%, in the average value of assets in ETFs linked to MSCI indices. Included in the three months ended September 30, 2012 were asset based fees of $5.6 million related to certain Vanguard ETFs that have switched away from MSCI indices as of June 2013 (the “Vanguard ETFs”), with no corresponding revenues included in the three months ended September 30, 2013.

The average value of assets in ETFs linked to MSCI equity indices in the aggregate decreased 17.0% to $286.2 billion for the three months ended September 30, 2013 compared to $344.7 billion for the three months ended September 30, 2012. The switching of the Vanguard ETFs was completed by the end of the three months ended June 30, 2013. The average value of assets related to the Vanguard ETFs was $124.0 billion for the three months ended September 30, 2012.

As of September 30, 2013, the value of assets in ETFs linked to MSCI equity indices was $302.6 billion, representing a decrease of 16.8% from $363.7 billion as of September 30, 2012. Of the $302.6 billion of assets in ETFs linked to MSCI equity indices as of September 30, 2013, 49.8% were linked to indices related to developed markets outside of the U.S., 30.9% were linked to emerging market indices, 14.6% were linked to U.S. market indices and 4.7% were linked to other global indices.

The following table sets forth the value of assets in ETFs linked to MSCI indices and the sequential change of such assets as of the periods indicated:

(in billions)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013		June 30, 2013		September 30, 2013
AUM in ETFs linked to MSCI Indices	$354.7	$327.4	$363.7	$402.3	$357.3		$269.7		$302.6

Sequential Change (in billions)
Market Appreciation/(Depreciation)	$37.9	$(27.6)	$21.1	$12.7	$16.0		$(13.2)		$20.2
Cash Inflow/(Outflow)	15.2	0.3	15.2	25.9	(61.0	)(1)	(74.4	)(1)	12.7

Total Change	$53.1	$(27.3)	$36.3	$38.6	$(45.0)		$(87.6)		$32.9

(1)	Includes the loss of $82.8 billion and $74.8 billion of AUM related to certain Vanguard ETFs as of March 31, 2013 and June 30, 2013, respectively.

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the periods indicated:

	Quarterly Average
	2012				2013
(in billions)	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI Indices	$341.0	$331.6	$344.7	$376.6	$369.0	$324.1	$286.2

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

Revenues related to risk management analytics products increased $4.7 million, or 7.2%, to $69.7 million for the three months ended September 30, 2013 compared to $65.0 million for the three months ended September 30, 2012. The increase in risk management analytics revenues was driven primarily by the impact of revenues attributable to InvestorForce, as well as by increases in revenues attributable to our RiskManager and hedge fund transparency products. Excluding the impact of revenues attributable to InvestorForce, revenues grew by 3.2%.

Our portfolio management analytics products consist of equity portfolio analytics tools and fixed income portfolio analytics tools. Revenues related to portfolio management analytics products decreased $2.9 million, or 10.0%, to $26.2 million for the three months ended September 30, 2013 compared to $29.1 million for three months ended September 30, 2012. The decrease in revenues was the result of lower sales and elevated cancellations of equity analytics products in prior periods, as well as lower revenue from fixed income analytics products.

Our energy and commodity analytics products consist of software applications which help users value, model and hedge physical assets and derivatives across a number of market segments including energy and commodity assets. Revenues from energy and commodity analytics products decreased $0.2 million, or 6.2%, to $3.1 million for the three months ended September 30, 2013 compared to $3.3 million for the three months ended September 30, 2012.

Our governance products consist of corporate governance products and services, including proxy research, recommendation and voting services for institutional investors as well as governance advisory services and executive compensation data and analytics for corporations. They also include class action monitoring and claims filing services to aid institutional investors in the recovery of funds from class action securities litigation as well as equity research based on forensic accounting research related to the CFRA product line which was sold on March 31, 2013. Revenues from governance products decreased 1.4% to $29.6 million for the three months ended September 30, 2013 compared to $30.1 million for the three months ended September 30, 2012 as the loss of CFRA product line revenues more than offset the growth in executive compensation data and analytics products. Excluding the impact of revenues attributable to the CFRA product line, revenues from governance products grew by 7.4%.

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

Because the Run Rate represents potential future revenues, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and non-recurring sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset-based fees, which may result from changes in certain investment products’ total expense ratios, market movements or from investment inflows into and outflows from investment products linked to our indices;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indices;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;

•	price changes;

•	revenue recognition differences under U.S. GAAP;

•	fluctuations in foreign exchange rates; and

•	the impact of acquisitions and dispositions.

The following table sets forth our Run Rates as of the dates indicated and the percentage growth over the periods indicated:

	As of
	September 30,	September 30,	June 30,	Year-Over- Year	Sequential
	2013	2012	2013	Comparison	Comparison
	(in thousands)
Run Rates
Index and ESG products
Subscription	$360,042	$292,787	$350,833	23.0%	2.6%
Asset-based fees	146,979	114,576	131,716	28.3%	11.6%

Index and ESG products total	507,021	407,363	482,549	24.5%	5.1%
Risk management analytics	288,452	261,776	281,022	10.2%	2.6%
Portfolio management analytics	104,938	115,958	104,524	(9.5%)	0.4%
Energy and commodity analytics	12,493	14,040	12,794	(11.0%)	(2.4%)
Governance	112,911	115,840	111,686	(2.5%)	1.1%

Total Run Rate	$1,025,815	$914,977	$992,575	12.1%	3.3%

Subscription total	$878,836	$800,401	$860,859	9.8%	2.1%
Asset-based fees total	146,979	114,576	131,716	28.3%	11.6%

Total Run Rate	$1,025,815	$914,977	$992,575	12.1%	3.3%

Total Run Rate grew by $110.8 million, or 12.1%, to $1,025.8 million as of September 30, 2013 compared to $915.0 million as of September 30, 2012. Changes in foreign currency rates negatively impacted Run Rate by $2.0 million relative to September 30, 2012. Total subscription Run Rate grew by $78.4 million, or 9.8%, to $878.8 million as of September 30, 2013, compared to $800.4 million at September 30, 2012. Excluding the impact of the acquisitions of IPD and InvestorForce as well as the disposition of the CFRA product line, total subscription Run Rate grew by 4.4%.

Subscription Run Rate from the index and ESG products grew by $67.3 million, or 23.0%, to $360.0 million at September 30, 2013 from $292.8 million at September 30, 2012. Excluding the impact of subscription Run Rate attributable to IPD products, the subscription Run Rate from index and ESG products grew by 8.5%, driven by growth in equity index benchmark and data products.

Asset-based fee Run Rate from index and ESG products increased by $32.4 million, or 28.3%, to $147.0 million at September 30, 2013, from $114.6 million at September 30, 2012. The increase was primarily driven by inflows into and higher market performance by ETFs linked to MSCI indices. The asset-based fee Run Rate at September 30, 2012 excludes the Vanguard ETFs that later switched benchmarks.

As of September 30, 2013, AUM in ETFs linked to MSCI indices were $302.6 billion, down $61.1 billion, or 16.8%, from September 30, 2012 and up $32.9 billion, or 12.2%, from June 30, 2013. If the AUM related to those Vanguard ETFs which transitioned earlier in 2013 were excluded from the September 30, 2012 balance, AUM in MSCI-linked ETFs would have risen $70.0 billion, or 30.1%, compared to September 30, 2012.

During the three months ended September 30, 2013, MSCI-linked ETFs were impacted by market increases of $20.2 billion and net inflows of $12.7 billion.

Risk management analytics products Run Rate increased 10.2% to $288.5 million at September 30, 2013 compared to $261.8 million at September 30, 2012. Excluding the impact attributable to InvestorForce, Run Rate grew by 6.3%. Run Rate continued to benefit from solid growth in the BarraOne, RiskManager and Hedge Platform products. Changes in foreign currency positively benefited Run Rate by $1.3 million compared to Run Rate at September 30, 2012.

Portfolio management analytics products Run Rate declined 9.5% to $104.9 million at September 30, 2013 from $116.0 million at September 30, 2012. Year over year Run Rate was negatively impacted, in part, by product swaps totaling $2.4 million and by changes in foreign currency exchange rates, which lowered Run Rate by an additional $3.4 million.

Energy and commodity analytics products Run Rate declined to $12.5 million at September 30, 2013, down $1.5 million, or 11.0%, from $14.0 million at September 30, 2012.

Governance products Run Rate declined by $2.9 million, or 2.5%, to $112.9 million at September 30, 2013 compared to $115.8 million at September 30, 2012. Excluding the impact of the sale of the CFRA product line from the September 30, 2012 period, Run Rate grew by 5.5% reflecting strong growth in the Run Rate of executive compensation data and analytics products and services.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated three months ended:

	September 30,	September 30,
	2013	2012

Index and ESG products	94.7%	94.0%
Risk management analytics	92.3%	88.5%
Portfolio management analytics	89.1%	84.9%
Energy and commodity analytics	80.2%	76.6%
Governance	88.5%	91.1%
Total	92.2%	90.0%

The following table sets forth our Core Retention Rates by product category for the indicated three months ended:

	September 30,	September 30,
	2013	2012

Index and ESG products	94.8%	94.0%
Risk management analytics	92.3%	89.3%
Portfolio management analytics	90.3%	86.5%
Energy and commodity analytics	80.2%	77.1%
Governance	88.5%	91.2%
Total	92.4%	90.6%

The Aggregate Retention Rates for a period are calculated by annualizing the cancellations for which we have received a notice of termination or non-renewal during the period and have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the period. The Aggregate Retention Rate is computed on a product-by-product basis. Therefore, if a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction.

For the calculation of the Core Retention Rate, the same methodology is used except the cancellations in the period are reduced by the amount of product swaps. We do not calculate Aggregate or Core Retention Rates for that portion of our Run Rate attributable to assets in investment products linked to our indices or to trading volumes of futures and options contracts linked to our indices.

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

The following table shows operating expenses by each of the categories:

	Three Months Ended
	September 30,
	2013	2012	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$58,751	$50,378	$8,373	16.6%
Non-compensation expenses	21,289	17,972	3,317	18.5%

Total cost of services	80,040	68,350	11,690	17.1%
Selling, general and administrative:
Compensation and benefits	44,495	42,655	1,840	4.3%
Non-compensation expenses	20,885	20,318	567	2.8%

Total selling, general and administrative	65,380	62,973	2,407	3.8%
Restructuring	—	—	—	0.0%
Amortization of intangible assets	14,448	15,959	(1,511)	(9.5%)
Depreciation and amortization of property, equipment, and leasehold improvements	5,934	4,633	1,301	28.1%

Total operating expenses	$165,802	$151,915	$13,887	9.1%

Compensation and benefits	$103,246	$93,033	$10,213	11.0%
Non-compensation expenses	42,174	38,290	3,884	10.1%
Restructuring	—	—	—	0.0%
Amortization of intangible assets	14,448	15,959	(1,511)	(9.5%)
Depreciation and amortization of property, equipment, and leasehold improvements	5,934	4,633	1,301	28.1%

Total operating expenses	$165,802	$151,915	$13,887	9.1%

Operating expenses were $165.8 million for the three months ended September 30, 2013, an increase of $13.9 million, or 9.1%, compared to $151.9 million for the three months ended September 30, 2012.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and typically have represented approximately 60% of total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels from increased hiring and the impact of the addition of IPD and InvestorForce. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of September 30, 2013, 45.2% of our employees were located in emerging market centers compared to 44.1% as of September 30, 2012.

During the three months ended September 30, 2013, compensation and benefits costs were $103.2 million, an increase of $10.2 million, or 11.0%, compared to $93.0 million for the three months ended September 30, 2012. The increase in compensation and benefits expenses were primarily impacted by the acquisitions of IPD and InvestorForce and, to a lesser extent, an overall increase related to current staff. Partially offsetting this increase was lower severance costs and the sale of the CFRA product line. We had 3,123 and 2,416 employees as of September 30, 2013 and 2012, respectively, with the increase being split evenly between the impact of the acquisitions and increased hiring. Stock-based compensation expense was $6.3 million and $7.3 million for the three months ended September 30, 2013 and 2012, respectively.

Non-compensation expenses for the three months ended September 30, 2013 increased $3.9 million, or 10.1%, to $42.2 million compared to $38.3 million for the three months ended September 30, 2012. The increase was associated with the acquisitions of IPD and InvestorForce, in addition to increased travel and entertainment, marketing and recruiting costs, among other items. Partially offsetting this increase was the impact of the lease exit charge recognized in the three months ended September 30, 2012 with no corresponding charge in the three months ended September 30, 2013, as well as decreases in other non-income taxes and other non-compensation costs.

Cost of Services

Cost of services includes costs related to our research, data management and production, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy costs, market data fees, information technology services and voting fees. Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels. For the three months ended September 30, 2013, total cost of services increased 17.1% to $80.0 million compared to $68.4 million for the three months ended September 30, 2012.

Compensation and benefits expenses for the three months ended September 30, 2013 increased $8.4 million to $58.8 million compared to $50.4 million for the three months ended September 30, 2012. The increase reflects increased staffing levels, partially related to the IPD and InvestorForce acquisitions, in addition to higher costs related to current staff.

Non-compensation expenses for the three months ended September 30, 2013 increased $3.3 million to $21.3 million compared to $18.0 million for the three months ended September 30, 2012. The increased costs are associated with the IPD and InvestorForce acquisitions, as well as higher travel and entertainment, marketing and market data costs, partially offset by the impact of the lease exit charge recognized in the three months ended September 30, 2012 with no corresponding charge in the three months ended September 30, 2013.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, third-party professional fees and information technology costs. For the three months ended September 30, 2013, SG&A increased $2.4 million, or 3.8%, to $65.4 million compared to $63.0 million for the three months ended September 30, 2012.

Compensation and benefits expenses increased $1.8 million to $44.5 million for the three months ended September 30, 2013 compared to $42.7 million for the three months ended September 30, 2012. The increase reflects higher costs related to current staff and increased staffing levels, partially related to the IPD and InvestorForce acquisitions, partly offset by lower severance costs.

Non-compensation expenses for the three months ended September 30, 2013 increased $0.6 million to $20.9 million compared to $20.3 million for the three months ended September 30, 2012. The increased costs related to the IPD and InvestorForce acquisitions and, to a lesser extent, increased travel and entertainment and third-party professional fees, more than offset the impact of the lease exit charge recognized in the three months ended September 30, 2012 with no corresponding charge in the three months ended September 30, 2013.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to the intangible assets arising from the acquisitions of Barra, LLC in June 2004, RiskMetrics Group, LLC in June 2010, Measurisk, LLC in July 2010, IPD in November 2012 and InvestorForce in January 2013, as well as capitalized software development costs. Amortization of intangible assets expense totaled $14.4 million and $16.0 million for the three months ended September 30, 2013 and 2012, respectively. The decrease primarily resulted from a portion of the intangible assets becoming fully amortized since the prior period, partially offset by the increased amortization associated with the intangible assets arising from the IPD and InvestorForce acquisitions.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements was $5.9 million and $4.6 million for the three months ended September 30, 2013 and 2012, respectively. The increase was related to the impact of the depreciation of hardware and software assets acquired to build out data centers as well as the depreciation from the IPD and InvestorForce acquisitions.

Other Expense (Income), Net

Other expense (income), net for the three months ended September 30, 2013 was $6.2 million, a decrease of $1.7 million compared to $7.9 million for the three months ended September 30, 2012, primarily driven by lower average interest rates and lower average outstanding principal on our debt.

Provision For Income Taxes

The provision for income tax expense for the three months ended September 30, 2013 was $30.9 million, an increase of $3.6 million, or 13.2%, compared to $27.3 million for the three months ended September 30, 2012. These amounts reflect effective tax rates of 35.9% and 36.1% for the three months ended September 30, 2013 and 2012, respectively.

Segment Results of Operations

The results of operations by segment for the three months ended September 30, 2013 and September 30, 2012 were as follows:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012			Percentage Change
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
	(in thousands)

Operating revenues	$228,608	$29,630	$258,238	$205,389	$30,055	$235,444	11.3%	(1.4%)	9.7%
Operating expenses:
Cost of services	67,770	12,270	80,040	54,579	13,771	68,350	24.2%	(10.9%)	17.1%
Selling, general and administrative	56,628	8,752	65,380	53,945	9,028	62,973	5.0%	(3.1%)	3.8%
Restructuring	—	—	—	—	—	—	0.0%	0.0%	0.0%
Amortization of intangible assets	11,193	3,255	14,448	12,638	3,321	15,959	(11.4%)	(2.0%)	(9.5%)
Depreciation and amortization of property, equipment and leasehold improvements	4,845	1,089	5,934	3,755	878	4,633	29.0%	24.0%	28.1%

Total operating expenses	140,436	25,366	165,802	124,917	26,998	151,915	12.4%	(6.0%)	9.1%

Operating income	88,172	4,264	92,436	80,472	3,057	83,529	9.6%	39.5%	10.7%
Other expense (income), net			6,189			7,935			(22.0%)

Income before provision for income taxes			86,247			75,594			14.1%
Provision for income taxes			30,937			27,320			13.2%

Net income			$55,310			$48,274			14.6%

Performance and Risk

Total operating revenues for the Performance and Risk business increased $23.2 million, or 11.3%, to $228.6 million for the three months ended September 30, 2013. Excluding the impact of the revenues derived from the IPD and InvestorForce acquisitions, revenues grew by $9.1 million, or 4.5%. The increase was primarily driven by higher asset-based fees from our index and ESG products, higher revenues in our equity index benchmark products and growth within our risk management analytics products, partially offset by lower revenues from portfolio management analytics and energy and commodity analytics products.

Cost of services for the Performance and Risk business increased $13.2 million, or 24.2%, to $67.8 million for the three months ended September 30, 2013. Within cost of services, compensation and benefits expenses increased $9.3 million to $49.3 million as a result of higher costs related to current staff and increased staffing levels, partially related to the IPD and InvestorForce acquisitions. Non-compensation expenses increased $3.9 million to $18.5 million. The increased costs are associated with the IPD and InvestorForce acquisitions as well as higher travel and entertainment, market data, and marketing costs, partially offset by the impact of the lease exit charge recognized in the three months ended September 30, 2012 with no corresponding charge in the three months ended September 30, 2013.

SG&A expense for the Performance and Risk business increased $2.7 million, or 5.0%, to $56.6 million for the three months ended September 30, 2013. Within SG&A, compensation and benefits expenses increased $2.3 million to $39.0 million as a result of higher costs related to current staff and increased staffing levels, partially related to the IPD and InvestorForce acquisitions, partly offset by lower severance costs. Non-compensation expenses increased $0.4 million to $17.6 million. The increased costs related to the IPD and InvestorForce acquisitions more than offset the impact of the lease exit charge recognized in the three months ended September 30, 2012 with no corresponding charge in the three months ended September 30, 2013.

Amortization of intangible assets expense totaled $11.2 million and $12.6 million for the three months ended September 30, 2013 and 2012, respectively. The decrease primarily resulted from a portion of the intangible assets becoming fully amortized since the prior period, partially offset by the increased amortization associated with the intangible assets arising from the IPD and InvestorForce acquisitions.

Depreciation and amortization of property, equipment, and leasehold improvements for the Performance and Risk business totaled $4.8 million and $3.8 million for the three months ended September 30, 2013 and 2012, respectively. The increase was related to the impact of increased depreciation from the IPD and InvestorForce acquisitions, as well as the depreciation of hardware and software assets related to our data centers.

Governance

Total operating revenues for the Governance business decreased $0.4 million, or 1.4%, to $29.6 million for the three months ended September 30, 2013. The loss of CFRA product revenues resulting from its sale on March 31, 2013 more than offset the growth in executive compensation data and analytics products. Excluding the impact of revenues attributable to the CFRA product line, revenues from governance products grew by 7.4%.

Cost of services for the Governance business decreased $1.5 million to $12.3 million for the three months ended September 30, 2013. Compensation and benefits expenses decreased $0.9 million to $9.5 million, primarily as a result of the disposition of the CFRA product line, partially offset by higher costs related to current staff. Non-compensation expenses decreased $0.6 million to $2.8 million as a result of the disposition of the CFRA product line, as well as lower information technology and occupancy costs.

SG&A expense for the Governance business decreased $0.3 million to $8.8 million for the three months ended September 30, 2013. Within SG&A, compensation and benefits expenses decreased $0.4 million to $5.5 million, primarily as a result of the disposition of the CFRA product line, as well as lower severance costs. Non-compensation expenses increased $0.2 million to $3.3 million as a result of higher third-party professional fees, partially offset by lower non-income taxes.

Amortization of intangible assets expense for the Governance business totaled $3.3 million for both the three months ended September 30, 2013 and 2012.

Depreciation and amortization of property, equipment, and leasehold improvements for the Governance business totaled $1.1 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Results of Operations

The following table presents the results of operations for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$768,045	$703,061	$64,984	9.2%

Operating expenses:
Cost of services	243,584	213,884	29,700	13.9%
Selling, general and administrative	184,623	176,011	8,612	4.9%
Restructuring	—	(51)	51	(100.0%)
Amortization of intangible assets	43,443	47,877	(4,434)	(9.3%)
Depreciation and amortization of property, equipment, and leasehold improvements	16,260	13,711	2,549	18.6%

Total operating expenses	487,910	451,432	36,478	8.1%

Operating income	280,135	251,629	28,506	11.3%
Other expense (income), net	19,078	50,535	(31,457)	(62.2%)
Provision for income taxes	85,757	71,308	14,449	20.3%

Net income	$175,300	$129,786	$45,514	35.1%

Earnings per basic common share	$1.45	$1.06	$0.39	36.8%

Earnings per diluted common share	$1.44	$1.05	$0.39	37.1%

Operating margin	36.5%	35.8%

Operating Revenues

The following table summarizes the revenue by product category for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

	Nine Months Ended September 30,
	2013	2012	Increase/(Decrease)
	(in thousands)
Index and ESG:
Subscriptions	$272,903	$221,362	$51,541	23.3%
Asset-based fees	110,286	102,745	7,541	7.3%

Total index and ESG products	383,189	324,107	59,082	18.2%
Risk management analytics	204,039	193,622	10,417	5.4%
Portfolio management analytics	79,948	87,527	(7,579)	(8.7%)
Energy and commodity analytics	9,324	5,798	3,526	60.8%
Governance	91,545	92,007	(462)	(0.5%)

Total operating revenues	$768,045	$703,061	$64,984	9.2%

Recurring subscriptions	$639,032	$582,331	$56,701	9.7%
Asset-based fees	110,286	102,745	7,541	7.3%
Non-recurring revenue	18,727	17,985	742	4.1%

Total operating revenues	$768,045	$703,061	$64,984	9.2%

Total operating revenues for the nine months ended September 30, 2013 increased 9.2% to $768.0 million, compared to $703.1 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, as a result of a one-time non-cash adjustment, we recorded a $5.2 million cumulative revenue reduction to correct an immaterial error related to revenues previously reported through December 31, 2011. See Note 1, “Introduction and Basis of Presentation,” of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. The effect of recording this adjustment in the first quarter of 2012 resulted in a one-time decrease to the energy and commodity analytics products revenues and an increase in deferred revenues. Previously, our policy resulted in the immediate recognition of a substantial portion of the revenue for certain energy and commodity analytics product related contracts, the terms of which were generally one year. However, it was determined that the entire license fee related to these contracts should be recognized ratably over the term of the license. As such, we made the cumulative adjustment effective January 1, 2012 and started recognizing revenue for all contracts still in effect as of this date ratably over the remainder of the term and began recognizing revenue ratably over the contract term for any new contracts entered into on or after January 1, 2012.

Revenues related to index and ESG products increased $59.1 million, or 18.2%, to $383.2 million for the nine months ended September 30, 2013 compared to $324.1 million for the nine months ended September 30, 2012. Excluding the impact of revenues attributable to IPD, revenues grew by 7.0%.

Subscription revenues from the index and ESG products were up 23.3% to $272.9 million for the nine months ended September 30, 2013 compared to $221.4 million for the nine months ended September 30, 2012. The increase in subscription revenues from the index and ESG products was driven primarily by the impact of revenues attributable to IPD, as well as by increases in revenues attributable to our equity index benchmark products. Excluding the impact of revenues attributable to IPD, revenues grew by 6.8%.

Asset-based fee revenues attributable to the index and ESG products increased 7.3% to $110.3 million for the nine months ended September 30, 2013 compared to $102.7 million for the nine months ended September 30, 2012. The difference resulted from higher fees from non-ETF passive funds and a change in the mix of ETF funds linked to MSCI indices. Included in the nine months ended September 30, 2013 and 2012 were revenues of $3.3 million and $15.9 million, respectively, related to the Vanguard ETFs that have switched away from MSCI indices as of June 2013.

The average value of assets in ETFs linked to MSCI equity indices in the aggregate decreased 3.8% to $326.4 billion for the nine months ended September 30, 2013 compared to $339.2 billion for the nine months ended September 30, 2012. The average value of assets related to the Vanguard ETFs was $40.1 billion for the nine months ended September 30, 2013 compared to $118.4 billion for the nine months ended September 30, 2012.

The following table sets forth the average value of assets in ETFs linked to MSCI indices for the year-to-date periods indicated:

	Year-to-Date Average
	2012				2013
(in billions)	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI Indices	$341.0	$336.4	$339.2	$349.1	$369.0	$346.6	$326.4

Source: Bloomberg and MSCI

Revenues related to risk management analytics products increased $10.4 million, or 5.4%, to $204.0 million for the nine months ended September 30, 2013 compared to $193.6 million for the nine months ended September 30, 2012. The increase in risk management analytics revenues was driven primarily by the impact of revenues attributable to InvestorForce, as well as by increases in revenues attributable to our RiskManager and BarraOne products. Excluding the impact of revenues attributable to InvestorForce, revenues grew by 2.1%.

Revenues related to portfolio management analytics products decreased $7.6 million, or 8.7%, to $79.9 million for the nine months ended September 30, 2013 compared to $87.5 million for the nine months ended September 30, 2012. The decrease in revenues was the result of lower sales and elevated cancellations of equity analytics products in prior periods.

As a result of the revenue adjustment made in 2012 that was discussed earlier, revenues from energy and commodity analytics products increased $3.5 million to $9.3 million for the nine months ended September 30, 2013 compared to $5.8 million for the nine months ended September 30, 2012. Excluding the impact of the revenue adjustment recorded during the nine months ended September 30, 2012, revenues from our energy and commodity analytics products would have decreased $1.7 million compared to the nine months ended September 30, 2012.

Revenue related to governance products decreased $0.5 million, or 0.5%, to $91.5 million for the nine months ended September 30, 2013 compared to $92.0 million for the nine months ended September 30, 2012. The loss of the CFRA product line revenues was only partially offset by the growth in our executive compensation data and analytics products. Excluding the impact of revenues attributable to the CFRA product line, revenues from governance products grew by 5.1%.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated nine months ended:

	September 30,	September 30,
	2013	2012

Index and ESG products	94.6%	94.4%
Risk management analytics	92.8%	90.7%
Portfolio management analytics	85.9%	87.0%
Energy and commodity analytics	85.4%	84.1%
Governance	90.5%	90.7%
Total	92.2%	91.3%

The following table sets forth our Core Retention Rates by product category for the indicated nine months ended:

	September 30,	September 30,
	2013	2012

Index and ESG products	94.7%	94.5%
Risk management analytics	93.1%	91.6%
Portfolio management analytics	86.9%	88.5%
Energy and commodity analytics	85.4%	84.4%
Governance	90.5%	90.7%
Total	92.5%	91.9%

Operating Expenses

The following table shows operating expenses by each of the categories:

	Nine Months Ended September 30,
	2013	2012	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$181,668	$159,781	$21,887	13.7%
Non-compensation expenses	61,916	54,103	7,813	14.4%

Total cost of services	243,584	213,884	29,700	13.9%
Selling, general and administrative:
Compensation and benefits	130,041	119,584	10,457	8.7%
Non-compensation expenses	54,582	56,427	(1,845)	(3.3%)

Total selling, general and administrative	184,623	176,011	8,612	4.9%
Restructuring	—	(51)	51	(100.0%)
Amortization of intangible assets	43,443	47,877	(4,434)	(9.3%)
Depreciation and amortization of property, equipment, and leasehold improvements	16,260	13,711	2,549	18.6%

Total operating expenses	$487,910	$451,432	$36,478	8.1%

Compensation and benefits	$311,709	$279,365	$32,344	11.6%
Non-compensation expenses	116,498	110,530	5,968	5.4%
Restructuring	—	(51)	51	(100.0%)
Amortization of intangible assets	43,443	47,877	(4,434)	(9.3%)
Depreciation and amortization of property, equipment, and leasehold improvements	16,260	13,711	2,549	18.6%

Total operating expenses	$487,910	$451,432	$36,478	8.1%

During the nine months ended September 30, 2013, compensation and benefits costs were $311.7 million, an increase of $32.3 million, or 11.6%, compared to $279.4 million for the nine months ended September 30, 2012. The increase in compensation and benefits expenses was impacted by the addition of IPD and InvestorForce and increased staffing levels. Partially offsetting this were lower severance costs and lower post-retirement and other expenses. Stock-based compensation expense for the nine months ended September 30, 2013 was $18.8 million, an increase of $0.1 million compared to $18.7 million for the nine months ended September 30, 2012.

Non-compensation expenses for the nine months ended September 30, 2013 were $116.5 million, an increase of $6.0 million, or 5.4%, compared to $110.5 million for the nine months ended September 30, 2012. The increased costs associated with the IPD and InvestorForce acquisitions, in addition to increased travel and entertainment and marketing costs, were partially offset by lower information technology, occupancy, and third-party professional fees. The impact of the lease exit charge recognized in the nine months ended September 30, 2012 compared to a corresponding benefit recognized in the nine months ended September 30, 2013 also decreased non-compensation expenses year over year.

Cost of Services

For the nine months ended September 30, 2013, total cost of services increased $29.7 million, or 13.9%, to $243.6 million compared to $213.9 million for the nine months ended September 30, 2012. Compensation and benefits expenses for the nine months ended September 30, 2013 increased $21.9 million to $181.7 million compared to $159.8 million for the nine months ended September 30, 2012. The increase in compensation and benefits expenses was primarily impacted by the acquisitions of IPD and InvestorForce and an overall increase in staffing levels. Partially offsetting this were lower severance costs and lower post-retirement and other expenses.

Non-compensation expenses for the nine months ended September 30, 2013 increased $7.8 million to $61.9 million compared to $54.1 million for the nine months ended September 30, 2012. The increase was primarily driven by the acquisitions of IPD and InvestorForce, partially offset by the impact of the lease exit charge recognized in the nine months ended September 30, 2012 compared to a corresponding benefit recognized in the nine months ended September 30, 2013.

Selling, General and Administrative

For the nine months ended September 30, 2013, SG&A was $184.6 million, an increase of $8.6 million, or 4.9%, compared to $176.0 million for the nine months ended September 30, 2012. Compensation and benefits expenses increased 8.7% to $130.0 million for the nine months ended September 30, 2013, compared to $119.6 million for the nine months ended September 30, 2012. Similar to compensation and benefits expenses in cost of services, the increase was primarily impacted by the addition of IPD and InvestorForce and an overall increase in staffing levels. Partially offsetting this were lower severance costs and lower equity compensation costs.

Non-compensation expenses for the nine months ended September 30, 2013 decreased $1.8 million, or 3.3%, to $54.6 million compared to $56.4 million for the nine months ended September 30, 2012. The lower expenses recognized for information technology costs, the impact of the lease exit charge recognized in the nine months ended September 30, 2012 compared to a corresponding benefit recognized in the nine months ended September 30, 2013, and other non-income taxes more than offset the increased costs associated with the IPD and InvestorForce acquisitions.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled $43.4 million and $47.9 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease primarily resulted from a portion of the intangible assets becoming fully amortized since the prior period, partially offset by the increased amortization of intangible assets resulting from the IPD and InvestorForce acquisitions.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements totaled $16.3 million and $13.7 million for the nine months ended September 30, 2013 and 2012, respectively. The increase was related to the impact of increased depreciation from the IPD and InvestorForce acquisitions, as well as the depreciation of hardware and software assets acquired to build out data centers in the second half of the year ended December 31, 2012.

Other Expense (Income), Net

Other expense (income), net for the nine months ended September 30, 2013 was $19.1 million, a decrease of 62.2% compared to $50.5 million for the nine months ended September 30, 2012. In the nine months ended September 30, 2012, $20.6 million of expense was recognized related to the accelerated amortization of existing fees and the immediate recognition of new fees associated with our May 2012 debt refinancing with no similar expense recognized in the nine months ended September 30, 2013. The remaining difference was primarily the result of the impact on interest expense of lower average outstanding principal on our debt and lower associated interest rates.

Provision For Income Taxes

The provision for income tax expense for the nine months ended September 30, 2013 was $85.8 million, an increase of 20.3%, compared to $71.3 million for the nine months ended September 30, 2012. These amounts reflect effective tax rates of 32.8% and 35.5% for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rate of 32.8% for the nine months ended September 30, 2013 reflects our estimate of the effective tax rate for the period and is lower than the prior year because of the impact of the difference in certain discrete items year over year, which decreased our effective tax rate by 2.0 percentage points. The benefit associated with the federal research and development credit which was reinstated into law as of January 2, 2013, as well as an increase in non-U.S. earnings and decreases in certain effective tax rates applicable to those earnings, decreased our effective tax rate by 0.7 percentage points.

Segment Results of Operations

The results of operations by segment for the nine months ended September 30, 2013 and September 30, 2012 are as follows:

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012			Percentage Change
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
	(in thousands)

Operating revenues	$676,500	$91,545	$768,045	$611,054	$92,007	$703,061	10.7%	(0.5%)	9.2%
Operating expenses:
Cost of services	201,904	41,680	243,584	167,964	45,920	213,884	20.2%	(9.2%)	13.9%
Selling, general and administrative	159,308	25,315	184,623	150,142	25,869	176,011	6.1%	(2.1%)	4.9%
Restructuring	—	—	—	(32)	(19)	(51)	(100.0%)	(100.0%)	(100.0%)
Amortization of intangible assets	33,580	9,863	43,443	37,916	9,961	47,877	(11.4%)	(1.0%)	(9.3%)
Depreciation and amortization of property, equipment and leasehold improvements	13,263	2,997	16,260	11,137	2,574	13,711	19.1%	16.4%	18.6%

Total operating expenses	408,055	79,855	487,910	367,127	84,305	451,432	11.1%	(5.3%)	8.1%

Operating income	268,445	11,690	280,135	243,927	7,702	251,629	10.1%	51.8%	11.3%
Other expense (income), net			19,078			50,535			(62.2%)

Income before provision for income taxes			261,057			201,094			29.8%
Provision for income taxes			85,757			71,308			20.3%

Net income			$175,300			$129,786			35.1%

Performance and Risk

Total operating revenues for the Performance and Risk business increased $65.4 million, or 10.7%, to $676.5 million for the nine months ended September 30, 2013. Excluding the impact of the revenues derived from the IPD and InvestorForce acquisitions, revenues grew by $22.6 million, or 3.7%. The increase was primarily driven by higher asset-based fees from our index and ESG products, higher revenues in our equity index benchmark products, growth within our risk management analytics products and energy and commodity analytics products, partially offset by lower revenues from portfolio management analytics.

Cost of services for the Performance and Risk business increased $33.9 million, or 20.2%, to $201.9 million for the nine months ended September 30, 2013. Within cost of services, compensation and benefits expenses increased $23.8 million to $150.2 million as a result of higher costs related to current staff and increased staffing levels, which were partially related to the IPD and InvestorForce acquisitions and partly offset by lower post-retirement and other expenses and lower severance costs. Non-compensation expenses increased $10.1 million to $51.7 million. The increased costs are associated with the IPD and InvestorForce acquisitions, as well as higher marketing and travel and entertainment costs, partially offset by the impact of the lease exit charge recognized in the nine months ended September 30, 2012 compared to a corresponding benefit recognized in the nine months ended September 30, 2013.

SG&A expense for the Performance and Risk business increased $9.2 million, or 6.1%, to $159.3 million for the nine months ended September 30, 2013. Within SG&A, compensation and benefits expenses increased $10.4 million to $112.7 million as a result of higher costs related to current staff and increased staffing levels, partially related to the IPD and InvestorForce acquisitions, partly offset by lower severance costs. Non-compensation expenses decreased $1.2 million to $46.6 million. The lower expenses recognized for information technology costs, third-party professional fees, the impact of the lease exit charge recognized in the nine months ended September 30, 2012 compared to a corresponding benefit recognized in the nine months ended September 30, 2013, and other non-income taxes more than offset the increased costs associated with the acquisitions.

Amortization of intangible assets expense totaled $33.6 million and $37.9 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease primarily resulted from a portion of intangible assets becoming fully amortized since the prior period, partially offset by the increased amortization associated with the intangible assets arising from the IPD and InvestorForce acquisitions.

Depreciation and amortization of property, equipment and leasehold improvements for the Performance and Risk business totaled $13.3 million and $11.1 million for the nine months ended September 30, 2013 and 2012, respectively. The increase was related to the impact of increased depreciation from the IPD and InvestorForce acquisitions, as well as the depreciation of hardware and software assets acquired to build out data centers in the second half of the year ended December 31, 2012.

Governance

On March 31, 2013, we completed the sale of our CFRA product line, which was a component of the Governance business. The sale was a driver of some of the year-over-year changes in the Governance business’s results of operations.

Total operating revenues for the Governance business decreased $0.5 million, or 0.5%, to $91.5 million for the nine months ended September 30, 2013. The loss of the CFRA product line revenues within the Governance business more than offset the growth in advisory compensation data and analytics products. Excluding the impact of revenues attributable to the CFRA product line, revenues from governance products grew by 5.1%.

Cost of services for the Governance business decreased $4.2 million, or 9.2%, to $41.7 million for the nine months ended September 30, 2013. Compensation and benefits expenses decreased $1.9 million to $31.4 million primarily as a result of the disposition of the CFRA product line, as well as lower severance costs, partially offset by higher costs related to current staff. Non-compensation expenses decreased $2.3 million to $10.3 million primarily resulting from lower occupancy costs, third-party professional fees, and information technology costs, as well as the disposition of the CFRA product line.

SG&A expense for the Governance business decreased $0.6 million to $25.3 million for the nine months ended September 30, 2013. Within SG&A, compensation and benefits expenses increased $0.1 million to $17.3 million, with higher costs related to current staff more than offsetting the impact of the disposition of the CFRA product line. Non-compensation expenses decreased $0.6 million to $8.0 million primarily resulting from lower other non-income taxes, as well as the disposition of the CFRA product line.

Amortization of intangible assets expense for the Governance business totaled $9.9 million and $10.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Depreciation and amortization of property, equipment, and leasehold improvements for the Governance business totaled $3.0 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The effective combined rate on our debt was 2.33% for the nine months ended September 30, 2013.

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

The Amended and Restated Credit Facility also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Amended and Restated Credit Facility: (1) the maximum Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed 3.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall be at least 5.00:1.00. As of September 30, 2013, our Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Facility) was 1.69:1.00 and our Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Facility) was 23.00:1.00.

On August 1, 2013, we entered into a new ASR agreement to initiate share repurchases aggregating $100.0 million. The new ASR agreement is structured as a capped ASR in which, on August 2, 2013, we paid $100.0 million and received approximately 1.9 million shares, representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. This price is capped such that only under limited circumstances may we be required to deliver shares or pay cash at settlement. Additionally, depending on the average share price through the December 2013 completion date, we may receive additional shares under this ASR agreement.

Cash Flows

Cash and cash equivalents

	As of
	September 30,	December 31,
	2013	2012
	(in thousands)
Cash and cash equivalents	$283,750	$183,309
Short-term investments	—	70,898

Cash and cash equivalents were $283.8 million and $183.3 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, $90.0 million and $83.5 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws.

No short-term investments were held as of September 30, 2013. Short-term investments were $70.9 million as of December 31, 2012. All of the short-term investments were held by U.S. corporations and were not subject to repatriation considerations at December 31, 2012.

We believe that domestic cash flows from operations, together with existing cash and cash equivalents and short-term investments, will continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as scheduled debt repayments and material capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash flows from operations, together with existing cash and cash equivalents, will continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and for the foreseeable future thereafter.

Cash provided by (used in) operating, investing and financing activities

	For the Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash provided by operating activities	$226,037	$287,663
Cash provided by investing activities	24,933	8,608
Cash used in financing activities	(146,854)	(210,930)
Effect of exchange rates on cash and cash equivalents	(3,675)	2,906

Net increase in cash and cash equivalents	$100,441	$88,247

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $226.0 million and $287.7 million for the nine months ended September 30, 2013 and 2012, respectively. The year-over-year decrease primarily reflects a change in the timing of collections of our accounts receivable relative to the prior year, partially offset by higher net income adjusted for certain non-cash items.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash provided by investing activities was $24.9 million for the nine months ended September 30, 2013 compared to $8.6 million for the nine months ended September 30, 2012. The year-over-year increase of $16.3 million primarily reflects increased proceeds from the maturation of short-term investments without any corresponding reinvestments of the proceeds and lower capital expenditure costs, partially offset by the net cash outflows for the InvestorForce acquisition during the nine months ended September 30, 2013. In the nine months ended September 30, 2013 we began investing excess cash in money market funds and other similar cash equivalents rather than U.S. Treasury securities and other short-term investments as we had in prior periods.

Cash flows from financing activities

Cash used in financing activities was $146.9 million and $210.9 million for the nine months ended September 30, 2013 and 2012, respectively. The year-over-year change primarily reflects decreased cash payments made to service our credit facility, partially offset by increased cash used to repurchase MSCI shares during the nine months ended September 30, 2013.

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

Revenues from index-linked investment products represented approximately $110.3 million, or 14.4%, and $102.7 million, or 14.6%, of our operating revenues for the nine months ended September 30, 2013 and 2012, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a large majority of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the nine months ended September 30, 2013 and 2012, approximately 14.8% and 12.3% of our revenues, respectively, were invoiced in currencies other than U.S. dollars. For the nine months ended September 30, 2013, 54.3% of our foreign currency revenues were in Euros, 21.9% were in British pounds sterling and 13.5% were in Japanese yen. For the nine months ended September 30, 2012, 59.3% of our foreign currency revenues were in Euros, 22.7% were in Japanese yen and 10.3% were in British pounds sterling.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $207.3 million, or 42.5%, and $152.6 million, or 33.8%, of our operating expenses for the nine months ended September 30, 2013 and 2012, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Swiss francs, Hong Kong dollars, Euros, Hungarian forints, Indian rupees and Mexican pesos. Expenses paid in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with intercompany loans that are denominated in certain foreign currencies. As a result of these positions, we recognized foreign currency exchange losses of $2.2 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively. These amounts were recorded in “Other expense (income), net” in our Unaudited Condensed Consolidated Statements of Income.

To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $283.8 million at September 30, 2013 and $183.3 million at December 31, 2012, respectively. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. At December 31, 2012, we had invested $70.9 million in debt securities with maturity dates ranging from 91 to 360 days from the date of purchase. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the 2012 Term Loan bear interest at a rate equal to the sum of LIBOR and a margin of 2.00%, which margin will be subject to adjustment based on our leverage ratio. As of September 30, 2013, the 2012 Term Loan bore interest at 2.18%. Assuming an average of $793.5 million of variable rate debt outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $7.9 million of additional interest rate expense.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2013 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended September 30, 2013 in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The risk factors presented below supplement, update, supersede and/or replace, as appropriate, the risk factors found in that Annual Report.

Risks Related to Our Business

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

•	Investment Advisers Act. Except with respect to certain products provided by ISS and certain of its subsidiaries, we believe that our products do not constitute or provide investment advice as contemplated by the Investment Advisers Act of 1940 (“Advisers Act”). Future developments in our product line or changes to the current laws, rules or regulations could cause this status to change. It is possible that in addition to ISS and certain of its subsidiaries, other entities in our corporate family may be required to become registered as an investment adviser under the Advisers Act or similar laws in states or foreign jurisdictions. The Advisers Act imposes fiduciary duties, recordkeeping and reporting requirements, disclosure requirements, limitations on agency and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions.

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

•	Data Privacy Legislation. Changes in laws, rules or regulations, or consumer environments relating to consumer privacy or information collection and use may affect our ability to collect and use data. There could be a material adverse impact on our direct marketing, data sales and business due to the enactment of legislation or industry regulations, or simply a change in practices, arising from public concern over consumer privacy issues. Restrictions could be placed upon the collection, management, aggregation and use of information that is currently legally available, in which case our cost of collecting some kinds of data could materially increase. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could affect our ability to meet our clients’ needs.

•	Proposed Regulation for Fiduciaries. On October 21, 2010, the U.S. Department of Labor (“DOL”) issued a proposed regulation that would expand the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). As proposed, the definition of fiduciary would include, among others, an investment adviser that provides advice and recommendations to employee benefit plans regarding exercise of rights appurtenant to shares of stock ( e.g., proxy voting). If this regulation were adopted as proposed, ISS could be deemed to be a fiduciary for purposes of ERISA. As such, it would be subject to ERISA’s prohibited transaction ( e.g., conflict) provisions, which could have an impact on the manner in which ISS and its affiliates conduct business. On September 19, 2011, the DOL announced that it had withdrawn this proposal and would re-propose the regulation sometime in early 2012, a target date that was not met.

•	Potential and Proposed Regulation of the Proxy Advisory Industry. On July 14, 2010, the SEC voted unanimously to issue for public comment a concept release focusing on a wide range of topics related to the U.S. proxy voting system. The concept release focused on three general topics: (1) the accuracy, transparency and efficiency of the proxy voting system; (2) communications with shareholders and shareholder participation in voting; and (3) the relationship between voting power and economic interest, including questions about proxy advisory firms, such as ISS, and concerns raised by corporate issuers and other observers about the role, power and manner in which proxy advisory firms operate. The SEC may, but is not required, to engage in rulemaking with respect to the various issues and questions raised in the concept release. In its Fiscal Year 2012 Agency Final Report, the SEC indicated that it plans to develop recommendations in 2013 for an interpretive release addressing issues raised in the proxy plumbing concept release regarding proxy advisory firms. It is unclear whether this proposed deadline will be met.

Following a consultation conducted by the European Securities and Markets Authority (“ESMA”) with respect to the proxy advisory industry in Europe, ESMA has decided to require the proxy advisory industry to develop its own Code of Conduct, which will be implemented under a comply-or-explain regime. ESMA is recommending the development of a Code of Conduct that focuses on identifying, disclosing and managing conflicts of interest and that fosters transparency. ESMA will review the development of the Code of Conduct by February 2016 and may reconsider its position if no substantial progress has been made by that time. ESMA’s recommendation is expected to be considered by the European Commission which will then decide whether or not to take further action. Additionally, other jurisdictions outside of Europe, such as Canada, have adopted, and others could adopt, similar concepts, proposals or regulations.

At this point we are unable to determine whether the SEC, the European Commission or other regulatory bodies will pursue rulemaking or legislation on these matters and, if so, the extent to which any rule or legislation might impact our businesses, including the process by which we provide proxy research and voting services to clients, the manner in which ISS operates as a proxy advisory firm, the business model that provides for both voting services to investor clients and governance advice to corporate clients, or otherwise. However, as with any regulatory change or the introduction of new legislation, we may have to change business practices and operational procedures and incur costs in response to possible modifications to the proxy system that could result from any rulemaking or legislation that stems from the SEC’s concept release, the adoption of the Code of Conduct encouraged by ESMA or action by the European Commission or other regulatory bodies.

•	Potential and Proposed Regulation Affecting Benchmarks. On September 18, 2013, the European Commission issued its proposal for regulating indices used as benchmarks in financial instruments and financial contracts and as benchmarks used to measure the performance of investment funds (COM(2013) 641/3 and 2013/0314(COD)), which if adopted as proposed, could result in the regulation of many aspects of our index business, including, but not limited to, index development, calculation, dissemination, governance, maintenance and recordkeeping, as well as input data licensing, collection and dissemination. At this point, we do not know whether this proposal, or a similar proposal, will be adopted as regulation by the European Union, or if it is adopted, when it will be adopted and have an effect on our index business, but complying with any regulation resulting from this proposal that leads to a material change in our business practices or our ability to offer indices in the European Union or diminishes our intellectual property rights could have a material adverse effect on our index business.

On October 20, 2011, the European Commission issued its proposal for MiFID/MiFIR 2 (COM (2011) 0652 and COM (2011) 0656), which among other things would mandate that where the value of a financial instrument is calculated by reference to a benchmark, a person with proprietary rights to the benchmark would be required to ensure that clearing entities and trading venues would be entitled to licenses to the benchmark as well as to relevant price and data feeds and information regarding the composition, methodology and pricing of the benchmark. Access to such information would have to be granted by the benchmark owner within three months of the request on a reasonable commercial basis, which in any event would be at a price no higher than the lowest price at which access to the benchmark is granted to another clearing entity, trading venue or related person for clearing and trading purposes. At this point, we do not know whether this proposal, or a similar proposal, will be adopted as regulation by the European Union, or if it is adopted, when it will be adopted and have an effect on our index business, but complying with any regulation resulting from this proposal that leads to a material change in our business practices or our ability to offer indices in the European Union or diminishes our intellectual property rights could have a material adverse effect on our index business.

On December 18, 2012, ESMA published guidelines on ETFs and other Undertakings for Collective Investment in Transferable Securities (“UCITS”) issues (ESMA/2012/832EN), which were most recently updated on July 11, 2013 (“Guidelines”). The Guidelines limit the types of indices that can be used as the basis of UCITS funds and require, among other things, index constituents, together with their respective weightings, to be made easily accessible free of charge, such as via the internet, to investors and prospective investors on a delayed basis. The Guidelines became effective as of February 17, 2013 with respect to newly launched UCITS funds. They become effective for all UCITS funds by February 17, 2014. We have made available a client communication with respect to our policies as they relate to the Guidelines. Although the full effects of the Guidelines will be largely unknown until we have more clarification from ESMA and/or individual regulators, complying with any related requirements could have a negative impact on our business and results of operations, including a negative impact on our licensing of index data and/or our indices as the basis of ETFs and UCITS. See—“Legal protections for our intellectual property rights and other rights may not be sufficient or available to protect our competitive advantages. Third parties may infringe on our intellectual property rights, and third-party litigation may adversely affect our ability to protect our intellectual property rights” below. Additionally, other jurisdictions outside of Europe have adopted, and others could adopt, similar concepts, proposals or regulations.

On June 6, 2013, ESMA published its final report setting out Principles for Benchmark-Setting Processes in the EU (ESMA/2013/659) (“ESMA Principles”). The ESMA Principles are intended to provide a general framework covering all stages of the benchmark setting process including data submission, administration, calculation, publication, the use of benchmarks and the continuity of benchmarks. The ESMA Principles are non-binding, but ESMA intends them to help transition to a potential European Union framework for benchmarks, and ESMA will review the ESMA Principles’ application 18 months after their initial publication. We are assessing the impact that compliance with the ESMA Principles could have on our index business, but complying with ESMA Principles that lead to a material change in our business practices or our ability to offer our indices or diminish our intellectual property rights could have a material adverse effect on our index business.

On July 17, 2013, the International Organization of Securities Commissions (“IOSCO”) published its final report on principles for financial benchmarks (“IOSCO Principles”). The IOSCO Principles cover conflicts of interest, benchmark quality and integrity, methodology requirements and procedures related to handling complaints, documentation requirements and audit reviews. The IOSCO Principles require benchmark administrators to publicly disclose compliance with their requirements within 12 months of the IOSCO Principles initial publication. IOSCO will review the extent to which the IOSCO Principles have been implemented within 18 months of publication. We are assessing the impact that compliance with the IOSCO principles could have on our index business, but complying with IOSCO Principles that lead to a material change in our business practices or our ability to offer our indices or diminish our intellectual property rights could have a material adverse effect on our index business.

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

•	Trademarks and Service Marks—We have registered “MSCI”, “Barra” and “RiskMetrics” as trademarks or service marks in the U.S. and in certain foreign countries. We have also registered other marks for certain products and services in the U.S. and in certain foreign countries. When we enter a new geographic market or introduce a new product brand, there can be no assurance that our existing trademark or service mark of choice will be available. Furthermore, the fact that we have registered trademarks is not an assurance that other companies may not use the same or similar names.

•	Patents—We currently hold 21 U.S. and foreign patents. We currently have four U.S. and foreign patent applications pending. Patent applications can be extremely costly to process and defend. There can be no assurance that we will be issued any patents that we apply for or that any of the rights granted under any patent that we obtain will be sufficient to protect our competitive advantages.

•	Copyrights—We believe our proprietary software and proprietary data are copyright protected. If a court were to determine that any of our proprietary software or proprietary data, such as our index level data, is not copyright protected, it could have a material adverse effect on our business, financial condition or results of operations.

•	Confidentiality and Trade Secrets—Our license agreements limit our clients’ right to copy or disclose our proprietary software and data. It is possible, however, that a client might still make unauthorized copies of our proprietary software or data, which could have a material adverse effect on our business, financial condition or results of operations. For example, if a client who licensed a large volume of our proprietary historical data made that information publicly available, we might lose potential clients who could freely obtain a copy of the data. We also seek to protect our proprietary software and data through trade secret protection and through non-disclosure obligations with our employees. However, if an employee breaches his or her non-disclosure obligation and reveals a trade secret or other confidential information, we could lose the trade secret or confidentiality protection, which could have a material adverse effect on our business, financial condition or results of operations. Furthermore, it may be very difficult to ascertain if a former employee is inappropriately using or disclosing our confidential or proprietary information. We have investigated suspicions that former employees have used or disclosed our confidential or proprietary information, but we cannot be certain that we are aware or in the future will be aware of every instance in which this sort of behavior may occur. Additionally, the enforceability of our license agreements’ non-disclosure obligations and the remedies available to us in the event of a breach vary due to the many different jurisdictions in which our clients and employees are located.

•	License Agreements—Our products are generally made available to end users on a periodic subscription basis under a license agreement signed by the client. We also permit access to some data, such as certain index information, through the Internet under on-line licenses that are affirmatively acknowledged by the licensee or under terms of use. There can be no assurance that third parties will abide by the terms of our licenses or that all of our license agreements will be enforceable.

•	Third-Party Litigation—There has been recent third-party litigation in the U.S. regarding whether issuers of index-linked investment products are required to obtain a license from the index owner or whether companies may issue and trade investment products based on a publicly-available index without the need for permission from (or payment to) the index owner. In July 2010, the Circuit Court of Cook County, Illinois found that the trading of index options on the Dow Jones Industrial Average (“DJIA”) and the S&P 500 index by the International Stock Exchange (“ISE”) without a license would misappropriate the index providers’ rights in their indexes. The ISE was permanently restrained and enjoined from listing or providing an exchange market for the trading of DJIA and/or S&P 500 index options and the Options Clearing Corporation was permanently restrained and enjoined from participating in the facilitation of an ISE index option based upon the DJIA and/or S&P 500 and from issuing, clearing or settling the exercise of such DJIA and/or S&P 500 index options. This decision was affirmed on appeal by the Illinois Appellate Court in May 2012, and in September 2012 the Illinois Supreme Court refused to hear ISE’s appeal of the Appellate Court’s decision. The U.S. Supreme Court refused to hear the ISE’s appeal of the outcome in the Illinois state courts. According to media reports, ISE intends to continue to litigate in federal district court in New York the question of whether if it does not have a license from the owner of the DJIA and the S&P 500 it may offer index option contracts on those indices without violating copyright law. In another relevant case, in 2009, the German Federal Supreme Court concluded that the owner of a trademark who publishes an index generally available to all market participants cannot prohibit, on the basis of German trademark law, a third party from referring to the index as a reference value in option warrants issued by the third party if the trademark is used for informational and factual purposes and does not imply that a relationship exists with the trademark owner. If other courts or regulators or other governmental bodies in relevant jurisdictions determine that a license is not required to issue investment products linked to indices, this could have a material adverse effect on our business, financial condition or results of operations. See “—Changes in government regulations could materially adversely affect our business, financial condition or results of operations” above. It might also lead to changes in current industry practices such that we would no longer make our index level data publicly available, such as via our website or news media.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended September 30, 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month #1 (July 1, 2013-July 31, 2013)	769,034	$33.47	762,089	$200,000,000

Month #2 (August 1, 2013-August 31, 2013) (3)	1,917,930	N/A	1,916,758	$100,000,000

Month #3 (September 1,2013-September 30, 2013)	154	$38.43	—	$100,000,000

Total	2,687,218		—	$100,000,000

(1)	Includes (i) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units and (ii) shares repurchased pursuant to the 2012 Share Repurchase Program. The value of the shares withheld were determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.
(2)	See Note 8, “Commitments And Contingencies” of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.
(3)	Average price paid per share information will not be available for the August 2013 ASR Program until final settlement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index has been filed as part of this report on page EX-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2013

MSCI INC. (Registrant)

By:	/s/ Robert Qutub
Robert Qutub Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Authorized Signatory

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED SEPTEMBER 30, 2013

3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

* 10.1	Fixed Dollar Capped Accelerated Share Repurchase Transaction Letter Agreement, dated as of August 1, 2013, between MSCI Inc. and Morgan Stanley & Co. LLC

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

* 15	Letter of awareness from Deloitte & Touche LLP, dated November 1, 2013, concerning unaudited interim financial information

* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

** 32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

EX-1