Form 10-K
period 2013-12-31
MSCI Inc.
filed 2014-02-28
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

    YES  ☐    NO  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these securities as reported by The New York Stock Exchange on June 28, 2013) was $3,946,204,439. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 21, 2014, there were 116,608,423 shares of the Registrant’s $0.01 par value Common Stock outstanding.

Documents incorporated by reference: Portions of the Registrant’s proxy statement for its annual meeting of stockholders, to be held on April 30, 2014, are incorporated herein by reference into Part III of this Form 10-K.

MSCI INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

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

In some cases you can identify these statements by forward-looking words such as “may,” “might,” “should,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “potential,” “continue,” “believes” and similar expressions, although some forward-looking statements are expressed differently. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict and may cause actual results to differ materially from the forward-looking statements and from management’s current expectations. Such risks and uncertainties include those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and may also include risks and uncertainties associated with the process of evaluating strategic alternatives for our Governance business, including whether any appropriate alternatives will be identified and, if identified, whether any such alternative will result in a consummated transaction. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or for any other reason. You are therefore cautioned not to place undue reliance on forward-looking statements. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.	Business

Overview

We are a leading global provider of investment decision support tools, including indexes, portfolio risk and performance analytics and corporate governance products and services. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners, such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), real estate, hedge funds and private wealth; financial intermediaries, such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of December 31, 2013, we had approximately 8,300 clients across 84 countries. We had offices in 34 cities in 22 countries to help serve our diverse client base, with 52.6% of our revenue from clients in the Americas, 35.5% in Europe, the Middle East and Africa (“EMEA”) and 11.9% in Asia and Australia, based on revenues for the year ended December 31, 2013. See “—Clients” below for an explanation of how we calculate our number of clients.

The Company consists of two industry leading businesses: the Performance and Risk business and the Governance business. Together, these businesses offer what we believe is the most comprehensive suite of performance, risk management and corporate governance products and services available in our industry. See “—Company History” below.

Our Performance and Risk business is a leading global provider of investment decision support tools, including equity indexes, real estate indexes and benchmarks, portfolio risk and performance analytics, credit analytics and environmental, social and governance (“ESG”) products. Our Performance and Risk products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management, regulatory and client reporting, index-linked investment product creation, asset allocation, the assessment of corporate management of ESG risks and opportunities, investment manager selection and investment research.

Our Governance business is a leading provider of corporate governance products and services to institutional investors and corporations around the world. Among other things, the Governance business facilitates the voting of proxies by institutional investors and provides in-depth research and analysis to help inform voting decisions and identify issuer-specific risk. The Governance business offers both global equity security coverage and fully integrated products and services, including proxy voting; policy creation, application and management; research; vote recommendations; vote execution; post-vote disclosure and reporting; and data and analytical tools. It also provides securities class action monitoring and claims filing services to aid institutional investors in the recovery of funds from securities class action settlements. Within a firewall designed to separate it from the rest of the Governance business, a unit of the Governance business also provides products and services to corporate clients who may use those products and services to learn about and improve their governance and executive compensation practices.

On October 31, 2013, we announced that we had engaged Morgan Stanley to explore strategic alternatives for the Governance business, including the potential divestiture or other separation of the entire business. There can be no assurance that the process of exploring these strategic alternatives will result in a transaction or that any transaction will ultimately be consummated. In addition, an adverse outcome from the pursuit of the strategic alternatives could lead to potential future impairment charges.

Our principal sales model is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services, for an annual fee paid up-front. For the year ended December 31, 2013, $860.7 million, or 83.1%, of our revenues was attributable to annual, recurring subscriptions. An additional $149.5 million of our revenues came from clients who use our indexes as the basis for index-linked investment products such as ETFs. We also derived revenues from certain institutional clients that used our indexes as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generated a limited amount of our revenues from certain exchanges that used our indexes as the basis for futures and options contracts and paid us a license fee for the use of our intellectual property based on their volume of trades. We also received revenues from one-time fees related to implementation, customized reports, advisory and consulting services, overages relating to proxy research and voting services, licenses of historical data, fees relating to recovery of securities class action settlements and from certain products and services that are designed for one-time usage.

Company History

We were a pioneer in developing the market for global equity index products and began licensing our first equity index products in 1969. We were incorporated in Delaware in 1998 and until we became a public company in November 2007 our only two shareholders were Morgan Stanley and Capital Group International, Inc. (“Capital Group International”).

In June 2004, we acquired Barra, LLC (formerly Barra, Inc., “Barra”), a provider of portfolio risk analytics tools that launched its first risk analytics products in 1975, broadening our product range beyond index products.

In November 2007, we completed an initial public offering (“IPO”) of 16.1 million shares of our class A common stock. In connection with the IPO, we reclassified our outstanding common stock into shares of class A common stock and class B common stock and immediately following the IPO, Morgan Stanley and Capital Group International held 81.0 million and 2.9 million shares of our class B common stock, respectively. Morgan Stanley and Capital Group International converted and sold their remaining shares of our class B common stock in subsequent registered secondary equity offerings from May 2008 through May 2009. Although we began the transition to an independent, stand-alone public company at the time of our IPO in November 2007, we became a fully independent, stand-alone public company following the May 2009 secondary offering. At MSCI’s annual shareholders meeting held on May 2, 2012, the shareholders approved amendments to the MSCI Amended and Restated Certificate of Incorporation to (i) eliminate our authorized class B common stock, (ii) increase the total number of authorized shares of class A common stock by the aggregate number of shares of class B common stock being eliminated, (iii) rename the Company’s class A common stock as “common stock” and (iv) make certain other conforming changes.

In June 2010, we acquired RiskMetrics Group, LLC (formerly RiskMetrics Group, Inc., “RiskMetrics”), a leading provider of, among other things, risk management and governance products and services, in a cash-and-stock transaction valued at $1,572.4 million. In addition to its risk management products and services, RiskMetrics owned Institutional Shareholder Services Inc. (“ISS”), a pioneer in the development of policy-based proxy voting recommendations. ISS expanded our product and service offerings to include a fully-outsourced proxy research, voting and vote reporting service, a securities class action monitoring and claims filing service and corporate governance products and services. RiskMetrics acquired the Center for Financial Research and Analysis (“CFRA”), Innovest Strategic Value Advisors, Inc. (currently MSCI ESG Research Inc.,“MSCI ESG Research”) and KLD Research and Analytics, Inc. (“KLD”) in August 2007, March 2009 and October 2009, respectively. The acquisitions of these companies has permitted us to offer research and analysis products that provide our clients with research reports and analytical tools covering many investment criteria that we believe have become increasingly important to investors, including ESG products and services. On March 31, 2013, we completed the sale of the CFRA product line. As discussed above, on October 31, 2013, we announced that we engaged Morgan Stanley to explore strategic alternatives for the Governance business, including the potential divestiture or other separation of the entire business.

In July 2010, we acquired Measurisk, LLC (“Measurisk”), a provider of risk transparency and risk measurement tools for hedge fund investors, to aid us in developing a broad platform and setting the standard for analyzing and reporting hedge fund risk in response to our clients’ demands for increasing levels of transparency from their hedge fund managers.

In November 2012, we acquired real estate performance measurement group IPD Group Limited (“IPD”). Headquartered in London, England with 9 offices around the world, IPD is a leading provider of real estate performance analysis for funds, investors, managers, lenders and occupiers and offers a wide range of services that include research, reporting, benchmarking and indexes. The acquisition of IPD expands MSCI’s multi-asset class offering by facilitating the integration of private real estate assets into our models, as well as adding a family of real estate indexes to MSCI’s family of equity indexes. Revenues attributable to IPD’s product offerings are included in our index and ESG products category.

In January 2013, we acquired Investor Force Holdings, Inc. (“InvestorForce”), a leading provider of performance reporting solutions to the institutional investment community in the U.S., providing investment consultants with an integrated solution for daily monitoring, analysis of and reporting on institutional assets. Revenues attributable to InvestorForce’s product offerings are included in our risk management analytics products category.

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

Our revenues and the number of our employees have grown significantly, both organically and through acquisitions, such as those described above. As we have grown, we have increased our operations outside of the United States. We currently have branches or subsidiaries located in the following countries: Australia, Belgium, Brazil, Canada, Cayman Islands, Chile, China, France, Germany, Hong Kong, Hungary, India, Italy, Japan,

Mexico, the Netherlands, the Philippines, Portugal, Singapore, South Africa, Korea, Spain, Sweden, Switzerland, Taiwan, United Arab Emirates, the U.K. and the U.S.

Business Segments, Products and Services

We divide our business operations into two segments: the Performance and Risk business and the Governance business. Business segment revenue, segment income from operations and assets attributable to foreign and domestic operations are set forth in Note 14, “Segment Information,” of the Notes to the Consolidated Financial Statements included herein.

Performance and Risk Business Segment

Our primary Performance and Risk products consist of indexes, portfolio risk and performance analytics, credit analytics and ESG products. We also have product offerings in the areas of energy and commodity asset valuation analytics, fixed income portfolio analytics and various real estate products. Our products are generally comprised of proprietary index data, proprietary risk and analytics data and ESG ratings, analysis and research delivered via data feeds and proprietary software applications. Our indexes and risk data are created by applying our models and methodologies to market, company and fundamental data. For example, we input closing stock prices and other market data into our index methodologies to calculate our equity index data, and we input fundamental data and other market data into our risk models to produce risk forecasts for individual assets and portfolios of multiple asset classes, including equities, bonds, commodities, foreign exchange, futures, options, derivatives, structured products, interest-rate products, credit products and private investments, such as private equity and private real estate. Our clients can use our data together with our proprietary software applications, third-party applications or their own applications in their investment process. Our software applications offer our clients sophisticated portfolio analytics to perform in-depth analysis of their portfolios, using our risk data, the client’s portfolio data and fundamental and market data. Our equity index products are typically branded “MSCI” and “MSCI ESG.” Our private real estate benchmarks and indexes are typically branded “IPD.” Our portfolio risk, performance and credit analytics are typically branded “Barra” and “RiskMetrics.” Our performance reporting products and services offered to the investment consultant community are typically branded “InvestorForce.” In addition to MSCI ESG indexes, we offer other ESG products that are branded “MSCI ESG Research.” Our valuation models and risk management software for the energy and commodities markets are typically branded “FEA.”

Index and ESG Products

Our MSCI-branded global equity indexes are designed to measure returns available to investors across a wide variety of equity markets (e.g., Europe, Japan or emerging markets), sizes (e.g., small capitalization or large capitalization), styles (e.g., growth or value), industries (e.g., banks or media), strategies (e.g., factors) and themes (e.g., economic exposure). Our IPD benchmarks are designed to measure the performance and risk indicators of our clients against their peers. Our MSCI-branded ESG indexes are designed to help clients incorporate ESG factors into their investment processes. As of December 31, 2013, we calculated over 160,000 indexes daily.

In addition to delivering our products directly to our clients, as of December 31, 2013, there were more than 65 third-party financial information and analytics software providers that distributed our various equity index products worldwide. The performance of our equity indexes is also frequently referenced when selecting investment managers, assigning return benchmarks in mandates, comparing performance and providing market and academic commentary. The performance of certain of our equity indexes is reported on a daily basis in the financial media.

Our primary equity index products include:

•

MSCI Global Equity Indexes. The MSCI Global Equity Indexes are our flagship index products. They are designed to measure returns available to global investors across a variety of public equity markets.

As of December 31, 2013, the MSCI Global Equity Indexes provided broad equity market coverage for over 75 countries in our developed, emerging and frontier market categories, as well as various regional and composite indexes built from the component country indexes, including the MSCI EAFE, MSCI World, MSCI ACWI IMI and MSCI Emerging Market Indexes. In addition, the MSCI Global Equity Indexes include industry indexes, value and growth style indexes and large-, mid-, small- and micro-capitalization size segment indexes.

We believe that the MSCI Global Equity Indexes are the most widely used benchmarks for cross-border equity funds. Various pension plans have announced their adoption of one of our broadest equity indexes, MSCI ACWI IMI, as the policy benchmark for their equity portfolios. We also continue to enhance and expand successful product offerings as evidenced by the launch of new indexes (e.g., MSCI EM beyond BRIC Index and MSCI All Colombia Index) to be used as the basis for financial products such as ETFs.

•

MSCI Factor Indexes. The MSCI Factor Indexes (formerly Risk Premia) seek to address an emerging trend among institutional investors whose asset allocation processes are gradually shifting from asset classes to risk groupings such as growth, income, inflation, volatility and liquidity. The MSCI Factor Indexes reflect the many equity return components that were once considered added value, or alpha, but that can be attributed to sources of systematic return such as value, size, volatility, or momentum. Today, MSCI offers a wide array of such factor or alternative beta indexes, including the MSCI Minimum Volatility, Risk Weighted, Value Weighted, Quality and Momentum Indexes as well as combinations of factor indexes, or multi-factor indexes such as the award-winning MSCI Quality Mix Indexes.

•

MSCI Economic Exposure Products and Indexes. MSCI recently launched economic exposure data modules to provide clients with a systematic framework for measuring global sources of revenue for each security across a portfolio or equity opportunity set. The economic exposure of companies can serve as a complementary or alternative definition of the country factor and can bring a new dimension to enhance and support the construction, evaluation and risk management of global equity portfolios. Also, the MSCI Economic Exposure Indexes, which reflect the performance of companies with significant economic exposure to specific regions or countries, may be relevant benchmarks for investors that face direct investment restrictions in certain markets or wish to increase their indirect allocations to targeted markets.

•

MSCI Custom Indexes. In recent years we have significantly expanded our capabilities for calculating custom indexes. We currently calculate approximately 6,500 custom indexes, which apply a client’s customization criteria to an existing MSCI index. Examples of customization criteria include currency, hedging, stock exclusions or special weighting. Custom indexes can reflect specific investment criteria, such as socially responsible investment requirements or regulatory constraints; they can be used for back-testing strategies or developing specialized investment products, minimizing portfolio tracking error and constructing index-linked products.

•

MSCI ESG Indexes. The MSCI ESG Indexes allow clients to effectively benchmark ESG investment performance and manage, measure and report on their compliance with ESG mandates, as well as to issue index-based ESG investment products. The MSCI ESG Indexes include Best-in-Class Indexes that integrate sustainability analysis into the investment process, Socially Responsible Indexes that take into account certain values, norms or ethical standards, Environmental Indexes that focus on alternative energy or clean technology and Custom Indexes based on client ESG requirements.

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

We also offer GICS Direct, a joint product of MSCI and Standard & Poor’s. GICS Direct is a database of more than 43,400 active companies and more than 51,300 securities classified by sector, industry group, industry and sub-industry in accordance with proprietary GICS methodology.

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

MSCI ESG Research products also provide ESG ratings and analysis on thousands of companies worldwide. These industry based research reports are designed to identify and analyze key ESG issues for the industry, which may include the intersection of a corporations’ major social and environmental impacts with its core business operations, thereby identifying potential risks and opportunities for the company and its investors.

•

IPD Products. The IPD Portfolio Analysis Service (“PAS”) analyzes the strengths and weaknesses of a real estate portfolio’s performance relative to its benchmark. We also offer income, management, fund level and cost benchmarking services. IPD market publications provide key real estate market analysis on countries, regions and sectors.

Risk Management Analytics Products

Our risk management analytics products offer a risk assessment framework for managing and monitoring investments in a variety of asset classes across an organization. The products are based on our proprietary integrated fundamental multi-factor risk models, value-at-risk (“VaR”) methodologies and asset valuation models. They enable clients to identify, monitor, report and manage potential market risks, and to analyze portfolios and systematically analyze risk and return across multiple asset classes, including equities, bonds, commodities, foreign exchange, futures, options, derivatives, alternative and private asset classes, structured products, interest-rate products and credit products. Using these tools, clients can identify the drivers of market and credit risk across their investments, produce daily risk reports, run pre-trade analysis, perform what-if stress tests and simulation analysis and optimizations, evaluate and monitor multiple asset managers and investment teams and assess correlations across a group of selected assets or portfolios.

We offer the following products in this area:

•

RiskManager. RiskManager is an industry leader in VaR simulation and stress testing. Clients use RiskManager for daily analyzing, measuring and monitoring of market risk at fund and firm levels, sensitivity and stress testing, interactive what-if analysis, and counterparty credit exposure. RiskManager is a highly scalable platform accessed by clients via a license to a secure, interactive web-based application service, as an outsourced risk reporting service or as a web service in which a client’s systems access RiskMetrics’ core risk elements by connecting directly to our systems.

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

•

Hedge Fund Risk Transparency Solutions. HedgePlatform, a reporting service, and InterSight, an interactive web-based reporting service, allow clients that invest in hedge funds, including funds of funds, pension funds and endowments, to measure, evaluate and monitor the risk of their hedge fund investments across multiple hedge fund strategies. We collect position-level information from hedge funds on a monthly basis and provide our clients with risk information for each individual hedge fund in which they invest as well as aggregate risk information for their overall portfolio of hedge funds. Our clients who use RiskManager to measure the risk of their own holdings can further integrate the positions collected via our HedgePlatform and InterSight services to allow computation of risk across their entire portfolio, while the confidential and proprietary nature of the underlying hedge fund holdings is maintained. HedgePlatform and InterSight reports include statistics such as exposure (e.g., long, short, net and gross), sensitivities, scenario analysis, stress tests and VaR analysis.

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

•

InvestorForce. Our InvestorForce products offer performance reporting solutions to the institutional investment community in the U.S. by providing investment consultants with an integrated solution for daily monitoring, analysis of and reporting on institutional assets. InvestorForce products also offer clients access via a web portal to their rich database of information including portfolio analytics and transaction and holdings information, which is updated in real time as data is collected from custodial banks and fund managers.

•

CreditManager. Our CreditManager product is a portfolio credit risk management system used primarily by banks to calculate economic capital, facilitate risk-based pricing and measure credit risk concentrations. The application is designed to consolidate and compare risks and opportunities across multiple credit exposures including bonds, credit derivatives and traditional lending.

Portfolio Management Analytics Products

Our Barra-branded equity portfolio management analytics products are designed to assist investment professionals in analyzing and managing risks and returns for equities at both the asset and portfolio level in developed, emerging and frontier equity markets. Barra equity models identify and analyze the factors that influence equity asset returns and risk. Our most widely used Barra equity products utilize our fundamental multi-factor equity risk model data to help our clients construct, analyze, optimize and manage portfolios. Our multi-factor models identify factors that influence stock price movements, such as industry and style characteristics, based on market and fundamental data. The proprietary risk data available in our products identify an asset’s or a portfolio’s sensitivities to these factors. In 2013, we introduced an innovative approach to risk modeling, Systematic Equity Strategies (“SES”), a rules-based implementation of investment strategies and anomalies. When used as a complement to traditional equity risk factors in risk models, SES can help better explain sources of risk and return.

Our global equity models include the following:

•

Barra Global Equity Model (“GEM3”). GEM3 is a multi-factor risk model designed for use in global equity portfolio management and construction. It uses a set of factors that explain the sources of global equity risk and returns.

•

BIM. BIM provides a detailed view of risk across markets and asset classes, including currencies, equities, fixed income assets, commodities, mutual fund assets and hedge fund assets. It begins by identifying the factors that affect the returns of many asset classes, including equity and fixed income securities and currencies. These factors are then combined into a single global model that can forecast the risk of multi-asset class global portfolios.

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

•

Barra Regional Equity Models. We produce two regional equity models, the Europe Equity Model (“EUE4”) and the Asia-Pacific Equity Model (“ASE1”). These models are designed to be used across a broad range of applications and are available in different versions to reflect local and regional commonalities, as well as short-term and long-term investment horizons.

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

•

Barra Portfolio Manager. Barra Portfolio Manager is an integrated risk and performance platform that is designed to help fund managers and their teams gain additional portfolio insight, manage a more systematic investment process and make faster, more informed investment decisions. The hosted interactive user interface allows users to construct portfolios and back-test their strategies using the Barra Optimizer. It also allows users to decompose the risk and attribute the return of their portfolios according to Barra models. The platform supports optional data management services that allow users to outsource the loading and reconciliation of their portfolio and other proprietary data.

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

Governance Segment

Our Governance business is a leading provider of corporate governance products and services to institutional investors and corporations around the world. Following the disposition of our Financial Research and Analysis (“FR&A”) product line on March 31, 2013, we categorized our Governance business into two distinct categories: (i) Proxy Research and Voting, Data & Analytics, Global Proxy Distribution (“GPD”) and Securities Class Action Services (“SCAS”) and (ii) ISS Corporate Services. The pricing model for our Governance business’ products and services is primarily subscription-based and varies depending on the product or service purchased.

Proxy Research and Voting, Data & Analytics, GPD and SCAS

Our Proxy Research and Voting, Data & Analytics, GPD and SCAS products are designed to provide proxy services, including data, proxy voting and in-depth research and analysis to help inform voting decisions and assess issuer-specific risk, to institutional investors globally. ISS is the largest proxy advisory firm that offers a fully-integrated, end-to-end proxy voting service, including policy creation, comprehensive research, vote recommendations, vote execution and reporting and analytical tools. During 2013, Proxy Research and Voting, Data & Analytics, GPD and SCAS accounted for 68.8% of revenues attributable to our Governance business.

Our primary product categories are:

•

Proxy Research and Voting. Through its ProxyExchange platform, ISS provides clients with vote recommendations, comprehensive analyses and online voting capabilities that enable users to make informed decisions about how to vote on all items with respect to each shareholder meeting agenda related to their portfolio holdings, execute their votes and monitor and track their votes for reporting purposes. Built on the ProxyExchange platform and launched late in 2013, ISS’s Policy Engine application provides clients with tools for enhancing the transparency of voting policies and improving control over the design and application of their own voting policies.

Research coverage is currently provided on approximately 5,700 U.S.-based companies and more than 33,000 non-U.S. companies. ISS’s research and recommendations are based on benchmark, specialized and client-specific custom policies. ISS’s benchmark policies are designed to serve as an industry standard and best practice guide to corporate governance and are developed with the input of institutional clients and industry professionals around the world. In addition to our benchmark policies, we recognize that the philosophies and policies used to make proxy voting decisions range widely among different types of investors. By understanding the diverse needs of our clients, we are able to create policies that meet their requirements through a number of specialized policies such as SRI policies based on environmentally and socially responsible guidelines and ISS’s Taft-Hartley policy which is based on guidelines of the American Federation of Labor and Congress of Industrial Organizations. For many institutional investors with highly specialized or unique needs for proxy research and policy guidelines, we frequently provide custom proxy advisory services in which we work with our clients to develop and refine governance policy guidelines that match their particular views and are unique to them. Additionally, ISS’s M&A Edge research service provides independent, in-depth research analysis that focuses specifically on proposed merger and acquisition deals and proxy contests to inform institutional investors. It also delivers ongoing deal notes that keep users abreast of key events as the deal or contest evolves and analyzes key aspects of a transaction, including strategic rationale, corporate governance and shareholder rights issues.

ISS’s proxy voting services include notifying clients of upcoming shareholder meetings, receiving proxy ballots from third-party proxy distributors, generating consolidated proxy ballots and vote instructions across its clients’ portfolios, executing its clients’ votes in accordance with their instructions, maintaining voting records and providing comprehensive vote reporting.

•

Data & Analytics. As governance plays a heightened role in investment decision-making, investors are increasingly using ISS data and analytics to support their analysis. Accordingly, in February of 2013, ISS introduced Governance QuickScore, the first in a series of ISS QuickScore products intended to identify risk within portfolio companies. ISS Governance QuickScore provides high-level scoring and individual datapoints on corporate audit, board and compensation practices and shareholder rights, which is used by both the institutional investor and corporate communities as a yardstick for measuring governance.

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

•

Securities Class Action Services (“SCAS”). We deliver a complete securities class action monitoring and claims filing service to institutional investors who have potential recovery rights in securities class action lawsuits. We provide an extensive securities litigation database, including historical and current case information, and provide fully-outsourced notification, tracking and claims filing services to our institutional clients. Our relationships with claims administrators and law firms around the world enable us to inform clients of new cases in global markets. Combined with our global operations, SCAS offers a streamlined, cost-effective research and filing solution for our clients.

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

ISS Corporate Services

Our ISS Corporate Services products and services are designed to help clients reduce risk and build shareholder value through strong governance programs by leveraging our expertise in the areas of executive compensation, governance-related risk identification, capital structure, voting trends and corporate governance research. ISS Corporate Services tools, data and advisory services help clients to design, manage and measure their corporate governance programs. During 2013, revenues related to our ISS Corporate Services products and services represented 29.2% of our Governance business total revenues.

Our primary ISS Corporate Services products and services include:

•

Compensation Data and Analytics. We provide a set of turnkey products and services that enable compensation and governance professionals to enhance compensation plan design and communication of compensation programs by modeling, analyzing and benchmarking executive compensation and equity plans. Our ExecComp Analytics product provides historical data, benchmarking and analytics on executive compensation and pay for performance. Compass is a web-based tool enabling clients to model the cost of equity compensation plans and determine optimal equity plan design. Our flagship product is the ExecComp Suite, which includes our ExecComp Analytics product and ongoing benchmarking of equity plan value transfer, burn rates, and dilution. It also provides access to experienced and dedicated compensation plan analysts and support in modeling the cost of equity compensation plans and determining optimal compensation plan design.

•

Governance Suite. The Governance Suite provides online analytics to enable governance professionals to more effectively manage their corporate governance programs by utilizing governance benchmarking tools, databases of shareholder meeting results and mutual fund proxy voting records, and accessing ISS governance research and publications. Subscribers of Governance Suite also have access to Governance Exchange, which provides a diverse range of corporate governance viewpoints and research through webcasts, white papers, surveys and expert analysis. Governance Suite also provides access to experienced and dedicated governance analysts and support in benchmarking governance practices and understanding trends and best practices.

•

Proxy Research and Publications. Proxy Research and Publications offers a searchable database of publications, research articles and online reports designed to help corporate secretaries, investor relations professionals, executives, directors and other professionals access ISS research reports and other corporate governance-related information. Through an alerts service, users of Proxy Research and Publications also receive the latest proxy research reports released for their company or peer companies, and can opt to be alerted when proxy research reports containing specific proposal types are released.

On October 31, 2013, we announced that we had engaged Morgan Stanley to explore strategic alternatives for the Governance business, including the potential divestiture or other separation of the entire business. There can be no assurance that the process of exploring these strategic alternatives will result in a transaction or that any transaction will ultimately be consummated. In addition, an adverse outcome from the pursuit of the strategic alternatives could lead to potential future impairment charges.

Growth Strategy

We have grown in recent years with operating revenues and operating income increasing by 9.0% and 7.1%, respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012, and by 5.5% and 7.7%, respectively, for the year ended December 31, 2012 compared to the year ended December 31, 2011.

We believe we are well-positioned for growth over time and have a multi-faceted growth strategy that builds on our strong client relationships, products, brands and integral role in the investment process. Set forth below are the principal elements of our strategy to grow our Company and meet the increasing needs of our clients for investment decision support tools:

•

Client Growth. We believe there are opportunities to increase the number of users and locations and the number of products we license to existing client organizations, and to obtain new clients in both existing and new geographic markets and client types worldwide. We intend to:

•

Increase product subscriptions within our current client base. Many of our clients use only one or a limited number of our products, and we believe there are opportunities to sell new modules and capabilities to our existing clients. We believe our deep knowledge of our clients and our familiarity with their investment processes enable us to license these additional products to our clients. In 2013, 76.3% of our sales consisted of upsells to our existing clients.

•

Expand client base. We seek to add new clients by expanding our sales efforts and by increasing our marketing investment. We are also expanding our geographic presence to take advantage of the liberalization of markets in additional countries. In recent years, for example, we have opened new sales and client coverage offices in Seoul, Korea and Taipei, Taiwan and expanded our sales presence in China and the Middle East. In 2013, we also significantly increased the number of client coverage and sales people in Canada, the Philippines and the U.S., and in 2014 we have opened a sales office in Santiago, Chile. We believe that these new sales efforts will enable us to leverage our brand strength, product reach and access to the global investment community to attract new clients.

We are also making investments that will enable us to target new client segments, including smaller asset managers and hedge funds, financial advisors and insurance firms by expanding our dedicated sales efforts with respect to these client segments and developing new products designed to meet their needs.

•

Increase licensing of indexes for ETFs and other exchange traded investment products. We believe that there is potential for continued growth and expansion in the ETF market in the future, and we will continue to pursue opportunities to increase licensing of our indexes for index-linked investment products to capitalize on their growth in number and variety. The MSCI brand continues to play an important role in the choice of index provider. In a 2013 report by Greenwich Associates (“Institutional Investors’ Relationship with ETFs Deepens”, May 2013), we were named the “benchmark of choice” for international equity ETFs. The table below illustrates the growth trend with respect to the number of exchange listings of ETFs linked to MSCI equity indexes.

Number of Exchange Listings of ETFs Linked to MSCI Equity Indexes

	As of
Region	December 31, 2013	December 31, 2012	December 31, 2011
Americas	190	186	150
EMEA	381	365	348
Asia	36	30	26

Total	607	581	524

Historical values of the assets in ETFs linked to our indexes are set forth in a table under the section “Management’s Discussion and Analysis—Results of Operations—Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012—Operating Revenues” below.

•

Product Development. We plan to develop new product offerings and continue to enhance our existing products. Much of our product development is based on an ongoing and active dialogue with clients, which helps us to understand their needs and anticipate market developments.

•

Create innovative new product offerings and enhancements. In order to maintain and enhance our leadership position, we plan to introduce innovative new products and enhancements to existing products. We believe that the integration of product platforms, research, including the development of new models, enhanced client customization capabilities, and the introduction of new ESG and governance products will increase the competitiveness of our Company. For example, the addition of IPD’s database of real estate information has the potential to enhance MSCI’s risk and performance management analytics products.

•

Expand our capacity to design and develop new products. We intend to increase our investment in product development teams, new model research, data production systems, technology infrastructure and software application design to enable us to design and develop new products more quickly and cost-effectively. Increasing our ability to process additional models and data, and design and code software applications more effectively, will allow us to respond faster to client needs and bring new products and product enhancements to the market more quickly.

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

Competitive Advantages

We believe our competitive advantages include the following:

•

Strong client relationships and deep understanding of client needs. Our consultative approach to product development, dedication to client support and our range of products have helped us build strong relationships with investment institutions around the world. We believe the skills, knowledge and experience of our research, applications development, global sales, data management and production and product management teams enable us to develop and enhance our models, methodologies, data and software applications in accordance with client demands and needs. We consult with our clients and other market participants during the product development process to take into account their actual investment process requirements. For the year ended December 31, 2013, we had an Aggregate Retention Rate of 91.3%. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Metrics and Drivers—Operating Metrics—Retention Rates” for the definition of Aggregate Retention Rate and more detailed retention rate data.

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

•

Strong brand recognition. Our global equity indexes and ESG products and services are marketed under the MSCI and MSCI ESG Research brands; our portfolio risk and performance analytics covering global equity and fixed income are marketed under the Barra brand; our multi-asset class, market and credit risk analytics are marketed under the RiskMetrics and Barra brands; our performance reporting products and services offered to the investment consultant community are marketed under the InvestorForce brand; our energy and commodity asset valuation analytics are marketed under the FEA brand; our private real estate benchmarks are marketed under the IPD brand; and our corporate governance products and services are marketed under the ISS brand. These brands are well-established and recognized throughout the investment community worldwide. Our brand strength reflects the longstanding quality and widespread use of our products. We believe our products are well-positioned to be the tools of choice for investment institutions increasingly looking to third-party products and services for help with benchmarking, index-linked product creation and portfolio risk management and for corporate clients for help with governance practices.

•

Global products and operations. Our products cover most major investment markets throughout the world. For example, our MSCI Global Equity Indexes provide broad equity market coverage for over 75 countries in our developed, emerging and frontier market categories; and we produce equity risk data for single country models, regional equity models and an integrated multi-asset class risk model covering equity markets and fixed income markets. As of December 31, 2013, our clients were located in 84 countries and many of them have a presence in multiple locations around the world. As of December 31, 2013, our employees were located in 22 countries in order to maintain close contact with our clients and the international markets we follow. We believe our global presence and focus allow us to serve our clients well and capitalize on a great number of business opportunities in many countries and regions of the world.

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

•

Scalable application platforms. We continue to make significant investments in our data centers, technology platform and software products to provide highly scalable solutions for the processing of large volumes of asset and portfolio data. In doing so, we are able to offer clients computing capacity that they would otherwise not be able to economically access through internal development.

•

Highly skilled employees. Our workforce is highly skilled, technical and, in some instances, specialized. In particular, our research and software application development departments include experts in advanced mathematics, statistics, finance, portfolio investment and application development, who combine strong academic credentials with market experience. Our employees’ experience and knowledge give us access to, and allow us to add value at, the highest levels of our clients’ organizations.

•

Extensive historical databases. We have accumulated extensive databases of historical global market data, proprietary equity index data, private real estate benchmark data, risk data, ESG data and governance data. We believe our substantial and valuable databases of proprietary index and risk data, including over 40 years of certain index data history, nearly 40 years of certain risk data history and over 15 years of certain historical governance data, would be difficult and costly for another party to replicate. The information is not available from any single source and would require intensive data checking and quality assurance testing that we have performed over our many years of accumulating this data. Historical data is a critical component of our clients’ investment processes, allowing them to research and back-test investment strategies and analyze portfolios over many investment and business cycles and under a variety of historical situations and market environments.

Clients

For the year ended December 31, 2013, we served approximately 8,300 clients across 84 countries worldwide with 52.6% of revenue from our client base in the Americas, 35.5% in EMEA and 11.9% in Asia and Australia. Our clients include asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, ETFs, real estate, hedge funds and private wealth; and financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants. To calculate the number of clients, we may count certain affiliates and business units within a single organization as separate clients. For example, the asset management and broker-dealer units of a diversified financial services firm may be treated as separate clients, even though the financial services firm is the only party to the applicable subscriptions or licenses.

Our Aggregate Retention Rates were 91.3% and 89.7% for the years ended December 31, 2013 and 2012, respectively. Our Core Retention Rates were 91.6% and 90.4% for the years ended December 31, 2013 and 2012, respectively. For a description of the calculation of our Aggregate and Core Retention Rates, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Metrics and Drivers—Operating Metrics—Retention Rates.”

Revenues from our ten largest clients contributed a total of 23.5%, 25.0% and 25.8% of our total revenues for the years ended December 31, 2013, 2012, and 2011 respectively.

In the years ended December 31, 2013, 2012 and 2011, our largest client organization by revenue, BlackRock, Inc. and its affiliates (“BlackRock”), accounted for 8.8%, 7.6% and 8.1% of our operating revenues, respectively. For the years ended December 31, 2013, 2012 and 2011 87.0%, 81.7% and 83.9% of our revenues from BlackRock were attributable to fees based on the assets of ETFs linked to MSCI equity indexes, including its iShares ETF business.

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

Members of our research team and other employees regularly speak at industry conferences, as well as at our own events. For example, we hosted over 500 seminars, webinars, conferences and workshops in various locations across the globe in fiscal 2013. These seminars, webinars, conferences and workshops bring our staff and our clients together, expose those clients to our latest research and product enhancements and give our staff an opportunity to gain insight into our clients’ needs. Our marketing communications professionals also arrange interviews for our industry and product experts in prominent financial and trade media and issue press releases from time to time on client wins, new research and product developments. We also communicate directly with both clients and prospective clients through our email newsletters which deliver research, company news and product specific news. Our strategic marketing department collaborates with our product specialists to analyze our clients’ use of our products and to analyze the competitive landscape for our products. We also supplement these direct marketing efforts with targeted online advertising and co-branding initiatives with some of our major clients.

Sales and Client Support

As of December 31, 2013, our client coverage offices included nearly 235 sales people and over 250 client support people worldwide. Of these, over 85 were located in our New York offices and over 65 were located in our London office. In the last few years we have expanded our sales efforts to grow our revenues and our client service efforts to ensure client satisfaction and develop client loyalty. In recent years, for example, we have opened new sales and client coverage offices in Seoul, Korea and Taipei, Taiwan and expanded our sales presence in China and the Middle East. In 2013, we also significantly increased the number of client coverage and sales people in Canada, the Philippines and the U.S., and in 2014 we have opened a sales office in Santiago, Chile. We have also created more specialized sales and client support teams to increase our impact in each client segment, namely hedge funds, asset owners, financial advisors, private wealth managers and broker dealers. In the Americas, we also increased our focus on smaller asset managers and hedge funds, financial advisors and insurance firms. Our sales and client support staff are based in 29 offices around the world enabling us to provide valuable face-to-face client service and focus efforts on developing new clients in more locations.

The sophisticated nature of our products and their uses demand a sales and client support staff with strong academic and financial backgrounds. Most new sales require several face-to-face meetings with the prospective client and the sales process for large and complex sales is likely to involve a team from sales, client support, product management and research. For Barra and RiskMetrics branded products, sales and client support personnel are available to onboard new clients and new users, which includes, providing intensive on-site training in the use of the models, data and software applications underlying each product. Client support also provides ongoing support, which may include on-site visits, telephone and e-mail support 24 hours, five days a week and routine client support needed in connection with the use of the product or how it can help clients improve their process, all of which are included in the recurring subscription fee. We believe that the size, quality, knowledge and experience of our sales and client support staff, as well as their proximity to clients, differentiate us from our competitors.

Product Development and Production

We take a coordinated team approach to product development and production. Our product management, research, data operations and technology and application development departments are at the center of this process. Despite the challenging market environment, we remained committed to our product development and production efforts and, in some cases, increased these efforts.

Utilizing a deep understanding of the investment process worldwide, our research department develops, reviews and enhances our various methodologies and models. Our global data operations and technology team designs and manages our processes and systems for market data procurement, proprietary data production and quality control. Our application development team builds our sophisticated software applications. As part of our product development process, we also commonly undertake extensive consultations with our clients and other market participants to understand their specific needs and investment process requirements. Our product management team facilitates this collaborative product development and production approach.

•

Research. Our models are developed by a cross-functional research team of mathematicians, economists, statisticians, financial engineers and investment industry experts. Our index and risk and analytics research departments combine extensive academic credentials with broad financial and investment industry experience. They work on both developing new models and methodologies and enhancing existing ones. We monitor investment trends and their drivers globally, as well as analyze product-specific needs in areas such as capitalization-weighted, factor and specialized indexes, as well as instrument valuation, risk modeling, portfolio construction, asset allocation and value-at-risk simulation. An important way we monitor global investment trends and their implications for our business is through the forum provided by our Editorial Advisory Board (“EAB”). Our EAB, which was established in 1999, meets twice a year and is comprised of senior investment professionals from around the world and senior members of our performance and risk research team. In 2013, our index and risk and analytics researchers participated in numerous industry events and conferences, and their papers have been published in leading academic and industry journals. In 2013, we hosted the MSCI Client Summits, annual investment and risk management conferences, which took place in New York, London, Sacramento and Bangkok, where our researchers presented their current work, research papers and projects to senior professionals from client organizations. They also play a leading role in many of the seminars, workshops and webinars we host throughout the year, presenting and discussing their latest research findings with both clients and prospective clients.

Within the governance research department, ISS’s policy board works to ensure ISS’s voting policies are developed and applied within a framework of corporate governance best practices. Each year, ISS solicits broad feedback from multiple constituencies, including through an annual policy survey of our institutional clients and other investors, corporations, and other market participants, to assess opinions on emerging topics and practices. Direct outreach with institutional investors, corporate board members, and executives is then done through multiple and geographically diverse channels, including in-person and telephonic roundtables. Participants are invited to share their perspectives on corporate governance issues, including board structure, executive compensation, mergers and acquisitions and corporate accountability to ensure that our standard voting policies are aligned with the views of our institutional clients. Those discussions result in the creation of draft policies for the coming year, which are then published for public comment before being finalized. ISS’s engagement with key governance stakeholders continues year round through in-person meetings, speaking engagements and other channels.

•

Data Operations and Information Technology. Our data operations and technology teams consist of a combination of operations and information technology specialists. We licensed a large volume and variety of market data for every major market in the world, including fundamental and return data, from more than 200 third party sources in 2013. We apply our models and methodologies to this market data to produce our proprietary risk and index data. Our data operations team oversees this complex process. Our experienced information technology staff builds proprietary software and databases that house all of the data we license or produce in order for our data operations team to perform data quality checks and run our data production systems. This data factory produces our proprietary index data such as end of day and real time equity indexes, ESG indexes, real estate benchmarks, and our proprietary risk data such as daily and monthly equity risk forecasts, IPD performance and risk reporting and MSCI ESG Research reports. We have data operations and technology offices in North America, Europe and Asia.

•

Application Development. Certain of our proprietary risk data are made available to clients through our proprietary software applications, such as Barra Aegis, BarraOne, RiskManager, HedgePlatform, WealthBench, Credit Manager and ESG Manager. Our application development team consists of individuals with significant experience in both the finance and software industries. Our staff has an extensive skill set, including expertise in both the Java-based technologies used in our web-based, on-demand software application tool for multi-asset class risk analysis and reporting and Microsoft-based technologies used in our desktop equity and fixed income analytics software products. We also have extensive experience with database technologies, computational programming techniques, scalability and performance analysis and quality assurance. We use a customized software development methodology that leverages best practices from the software industry, including agile programming, test-driven development, parallel tracking, iterative cycles, prototyping and beta releases. We build our software applications by compiling multiple components, which enables us to reuse designs and codes in multiple products. Our software development projects involve extensive collaboration with our product management team and directly with clients. We have application development offices in the U.S., Europe and Asia.

Our Competition

Many industry participants compete directly with us by offering one or more similar products. Our principal competitors on a global basis for our MSCI Global Equity Index products are FTSE International, Ltd. (a subsidiary of The London Stock Exchange), Russell Investment Group (a unit of Northwestern Mutual Life Insurance Group) and S&P Dow Jones Indices LLC (a joint venture company owned 24.4% by CME Group through its affiliates, 2.6% indirectly by Dow Jones & Company, Inc. and 73.0% by The McGraw-Hill

Companies, Inc.) (“S&P Dow Jones”). Additionally, we compete with equity index providers whose primary strength is in a local market or region. These include S&P Dow Jones, Russell Investment Group and the Center for Research in Securities Prices (CRSP) in the U.S.; S&P/TSX index published by S&P Dow Jones Indices LLC in Canada, the CAC index published by NYSE Euronext, the DAX and STOXX Ltd. in Europe; the Bovespa Index in Brazil; the Korea Stock Exchange Kospi Index in Korea; China Securities Index Co., Ltd. in China; the Hang Seng Index in Hong Kong; a strategic partnership between CME Group and Singapore Exchange Limited in Singapore; and Nikkei Inc., Nomura Securities, Ltd., Russell Investment Group, and Tokyo Stock Exchange, Inc. in Japan. There are also many smaller companies that create indexes primarily for use as the basis of ETFs.

The principal competitors for our portfolio analytics products are Advanced Portfolio Technologies (a unit of SunGard), Axioma, Inc., Bloomberg Finance L.P., Capital IQ’s ClariFI (a Standard & Poor’s business), FactSet, Northfield Information Services, Inc., Style Research Inc. and Wilshire Analytics.

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

ISS’s institutional business competes with firms such as Glass, Lewis & Co. in proxy research and voting, as well as Broadridge Investor Communications Solutions, Inc. (“Broadridge”) in proxy distribution. ISS also competes with local proxy voting and research providers in certain international markets. ISS Corporate Services competes with Equilar, Inc.

For our other products where our revenues are less significant, we also have a variety of other competitors.

Intellectual Property and other Proprietary Rights

We consider many aspects of our products, processes and services to be proprietary. We have registered, among others, “MSCI”, “Barra”, “FEA”, “InvestorForce”, “IPD” and “RiskMetrics” as trademarks or service marks in the U.S. and in certain foreign countries. We will continue to evaluate the registration of additional trademarks, service marks and copyrights as appropriate. From time to time, we also file patent applications to protect our proprietary rights. We currently hold 21 U.S. and foreign patents and have five U.S. and foreign patents pending. Additionally, many of our products, processes and services require the use of intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our products, processes and services.

Although we believe the ownership of such patents, copyrights, trademarks, service marks, the implementation of certain measures to protect our intellectual property and proprietary rights and our ability to obtain the rights to use intellectual property of third parties are important to our business and contribute in part to our overall success, we do not believe we are dependent on any one of our intellectual property rights or any one license to use third party intellectual property. For a discussion of the risks associated with legal protection of our intellectual property and other rights, infringement claims and the ability to obtain or renew licenses for third party intellectual property see Part I, Item 1A. “Risk Factors—Legal Protections for our intellectual property rights and other rights may not be sufficient or available to protect our competitive advantages. Third parties may infringe on our intellectual property rights, and third-party litigation may adversely affect our ability to protect our intellectual property rights.”

Employees

As of December 31, 2013, the number of our employees increased by 502 to 3,261 from 2,759 on December 31, 2012. As of December 31, 2013, 46.6% of our employees were located in emerging market centers.

Government Regulation

The Company is subject to reporting, disclosure and recordkeeping obligations pursuant to SEC requirements. ISS and MSCI ESG Research Inc. are registered investment advisers and must comply with the requirements of the Investment Advisers Act of 1940 and related SEC regulations. Such requirements relate to, among other things, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. A subsidiary of ISS in Australia is also registered as an investment adviser with the Australian Financial Services Authority and must comply with its applicable requirements. MSCI is registered with the State Council Information Office of the Ministry of Commerce and the State Administration for Industry and Commerce in China as a foreign institution supplying financial information services in China.

Available Information

Our corporate headquarters are located at 7 World Trade Center, 250 Greenwich Street, New York, New York, 10007, and our telephone number is (212) 804-3900. We maintain a website on the Internet at www.msci.com. The contents of our website are not a part of or incorporated by reference in this Annual Report on Form 10-K.

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

We also use our website (http://ir.msci.com/) and corporate Twitter account (@MSCI_Inc) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about us when you enroll your email address by visiting the “Email Alert Subscription” section at http://ir.msci.com/alerts.cfm?. The contents of our website and social media channels are not, however, a part of or incorporated by reference in this Annual Report on Form 10-K.

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

Our ability to produce our products and develop new products is dependent upon the products of other suppliers, including certain data, software and service suppliers. Our index, analytics and governance products are dependent upon (and of little value without) updates from our data suppliers and most of our software products are dependent upon (and of little value without) continuing access to historical and current data.

Throughout our businesses, we utilize certain data provided by third party data sources in a variety of ways, including large volumes of data from certain stock exchanges around the world. As of December 31, 2013, there were over 200 such data suppliers. If the data from our suppliers has errors, is delayed, has design defects, is unavailable on acceptable terms or is not available at all, our business, financial condition or results of operations could be materially adversely affected.

Many of our data suppliers compete with one another and, in some cases, with us. For example, ISS relies on a data feed agreement with Broadridge which allows for a large number of proxy ballots to be received, and proxy votes to be processed, electronically, minimizing the manual aspects of the proxy voting process and limiting the risk of error inherent in manual processes. If the data feed agreement with Broadridge was terminated, we would have to incur significant expenses in order to input our clients’ voting instructions directly into Broadridge’s proprietary electronic voting systems and our business and results of operations would be materially and adversely affected. Some of our agreements with data suppliers allow them to cancel on short notice and we have not completed formal agreements with all of our data suppliers, such as certain stock exchanges. From time to time we receive notices from data suppliers, including stock exchanges, threatening to terminate the provision of their data to us, and some data suppliers, including at least one stock exchange, have terminated the provision of their data to us. Termination of one or more of our significant data agreements or exclusion from, or restricted use of, or litigation in connection with, a data provider’s information could decrease the available information for us to use (and offer our clients) and may have a material adverse effect on our business, financial condition or results of operations.

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

Some data suppliers have sought and others may seek to increase licensing fees for providing their content to us. If we are unable to negotiate acceptable licensing arrangements with these data suppliers or find alternative sources of equivalent content, we may be required to reduce our profit margins or experience a reduction in our market share.

Our clients that pay us a fee based on the assets of an investment product may seek to negotiate a lower asset-based fee percentage or may cease using our indexes, which could limit the growth of or decrease our revenues from asset-based fees.

A portion of our revenues are from asset-based fees and these revenue streams are concentrated in some of our largest clients, including BlackRock, and in our largest market, the United States. Our clients, including our largest clients, may seek to negotiate a lower asset-based fee percentage for a variety of reasons. As the assets of index-linked investment products managed by our clients change, they may request to pay us lower asset-based fee percentages. Additionally, as competition among our clients increases, they may have to lower the fees they charge to their clients, which could cause them to decrease our fees correspondingly or otherwise lead to a reduction of our fees in certain cases. See “—Our revenues and earnings attributable to asset-based fees may be affected by changes in the capital markets, particularly the equity capital markets, or other factors that are tied to the calculation of our fees for certain index-linked investment products” below. Competition is intense and increasing rapidly among our clients that provide exchange traded funds (“ETFs”), among other products. The fees ETF providers charge their clients are one of the competitive differentiators for these exchange traded fund managers. For example, on October 15, 2012, BlackRock announced that its iShares ETF business launched a new series of funds based on certain MSCI investable market indexes pursuant to a license with fee levels that are lower than those the Company currently receives with respect to existing iShares ETFs based on MSCI’s standard indexes. Additionally, clients that have licensed our indexes to serve as the basis of index-linked investment products are generally not required to continue to use our indexes and could elect to cease offering the product or could change the index to a non-MSCI index, in which case our asset-based fees could dramatically decrease, which could have a material adverse effect on our business, financial condition or results of operations. For example, on October 2, 2012, we announced that Vanguard had informed the Company of its decision to no longer use MSCI’s indexes as the basis for certain of its index funds, including both ETF and other share classes, beginning in 2013, representing a loss of Run Rate of $24.8 million at December 31, 2012. The ability of our licensees to cease using our indexes is generally true not just with respect to an index’s use as the basis of an ETF but also with respect to its use as the basis of other financial products, including mutual funds and institutional funds. Finally, to the extent that an asset manager finds it beneficial to offer clients ETFs and institutional funds based on the same indexes, a shift away from use of an index as the basis of one type of product may lead to a corresponding shift away from the same index as the basis of the other type of product.

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

Clients that use our indexes as the basis for certain index-linked investment products, such as ETFs and mutual funds, commonly pay us a fee based on the investment product’s assets. The value of an investment product’s assets may increase or decrease in response to changes in market performance and inflows and outflows, which could impact our revenues. In addition, in many cases our fees can be affected by an increase or decrease in a product provider’s total expense ratio (“TER”). In those cases, a reduction in the TER may negatively impact our revenues. Asset-based fees make up a significant portion of our revenues. They accounted for 14.4% and 14.8% of revenues for the fiscal years ended December 31, 2013 and 2012, respectively. These asset-based fees accounted for 41.1% and 43.3% of the revenues from our ten largest clients for the fiscal years ended December 31, 2013 and 2012, respectively. Volatile capital markets, as well as changing investment styles, may influence an investor’s decision to invest in and maintain an investment in an index-linked investment product. For example, as of December 31, 2013, the month-end value of assets in ETFs linked to MSCI equity indexes was $332.9 billion, which was 17.3% lower than the value of such assets as of December 31, 2012, and 10.0% higher than the value of such assets at September 30, 2013.

A limited number of clients account for a material portion of our revenue. Cancellation of subscriptions or investment product licenses by any of these clients could have a material adverse effect on our business, financial condition or results of operations.

For the fiscal years ended December 31, 2013 and 2012, revenues from our ten largest clients accounted for 23.5% and 25.0% of our total revenues, respectively. If we fail to obtain a significant number of new clients or if one of our largest clients cancels or reduces its subscriptions or investment product licenses and we are unsuccessful in replacing those subscriptions or licenses, our business, financial condition or results of operation could be materially adversely affected. For the fiscal year ended December 31, 2013, our largest client organization by revenue, BlackRock, accounted for 8.8% of our total revenues. For the fiscal years ended December 31, 2013 and 2012, 87.0% and 81.7%, respectively, of the revenue from BlackRock came from fees based on the assets in BlackRock’s ETFs based on MSCI indexes. See “—Our clients that pay us a fee based on the assets of an investment product may seek to negotiate a lower asset-based fee percentage or may cease using our indexes, which could limit the growth of or decrease our revenues from asset-based fees” above.

Changes in government regulations could materially adversely affect our business, financial condition or results of operations.

The financial services industry is subject to extensive regulation at the federal and state levels, as well as by foreign governments. It is very difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business and our clients’ businesses. If we fail to comply with any applicable laws, rules or regulations, we could be subject to fines or other penalties. It is possible that laws or regulations could cause us to restrict or change the way we license our products or could impose additional costs upon us. Some changes to the laws, rules and regulations applicable to our clients could impact their demand for our products and services. There can be no assurance that changes in laws, rules or regulations will not have a material adverse effect on our business, financial condition or results of operations.

•

Investment Advisers Act. Except with respect to certain products provided by ISS and certain of its subsidiaries and MSCI ESG Research, we believe that our products do not constitute or provide investment advice as contemplated by the Investment Advisers Act of 1940 (“Advisers Act”). Future developments in our product line or changes to the current laws, rules or regulations could cause this status to change. It is possible that in addition to ISS and certain of its subsidiaries and MSCI ESG Research, other entities in our corporate family may be required to become registered as an investment adviser under the Advisers Act or similar laws in states or foreign jurisdictions. For example, a subsidiary of ISS in Australia is also registered as an investment adviser with the Australian Financial Services Authority and must comply with its applicable requirements. The Advisers Act imposes fiduciary duties, recordkeeping and reporting requirements, disclosure requirements, limitations on agency and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions.

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

•

Data Privacy Legislation. Changes in laws, rules or regulations, or consumer environments relating to consumer privacy or information collection and use may affect our ability to collect and use data. There could be a material adverse impact on our direct marketing, licensing of historical data and business due to the enactment of legislation or industry regulations, or simply a change in practices, arising from public concern over consumer privacy issues. Restrictions could be placed upon the collection, management, aggregation and use of information that is currently legally available, in which case our cost of collecting some kinds of data could materially increase. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could affect our ability to meet our clients’ needs.

•

Potential and Proposed Regulation Affecting Benchmarks. On September 18, 2013, the European Commission issued its proposal for regulating indexes used as benchmarks in financial instruments and financial contracts and as benchmarks used to measure the performance of investment funds (COM(2013) 641/3 and 2013/0314(COD)), which if adopted as proposed or with certain substantially similar provisions, could result in the regulation of many aspects of our equity and real estate index product lines, including, but not limited to, index development, calculation, dissemination, governance, maintenance and recordkeeping, as well as input data licensing, collection and dissemination. At this point, we do not know whether this proposal, or a similar proposal, will be adopted as regulation by the European Union, or if it is adopted, when it will be adopted and have an effect on our equity and real estate index products. Compliance with any regulation resulting from this proposal that leads to a material change in our business practices or our ability to offer indexes in the European Union, materially increases our costs of doing business, diminishes our intellectual property rights, materially impacts our contractual commitments to our data contributors or causes our data contributors to refuse to contribute data to us at reasonable cost or at all could have a material adverse effect on our index business.

On October 20, 2011, the European Commission issued its proposal for MiFID/MiFIR 2 (COM (2011) 0652 and COM (2011) 0656). Agreement in principle has been reached between the European Commission, Parliament and Council, and we expect that the regulation when adopted and implemented will among other things mandate that, where the value of a financial instrument is calculated by reference to a benchmark, a person with proprietary rights to the benchmark will be required to ensure that clearing entities and trading venues will be entitled to licenses to the benchmark as well as to relevant price and data feeds and information regarding the composition, methodology and pricing of the benchmark and that access to such information will have to be granted by the benchmark owner within three months of the request at a fair, reasonable and non-discriminatory rate unless there are objective reasons to charge otherwise. We still await the final text as well as the results of ESMA’s issuance of further guidance on the relevant technical standards. Thus, it is difficult to predict its full effect on our index business, but complying with this regulation to the extent that it leads to a material change in our business practices or reduces our ability to offer indexes in the European Union on terms of our choosing, as it appears it will, could have a material adverse effect on our index business.

On December 18, 2012, ESMA published guidelines on ETFs and other Undertakings for Collective Investment in Transferable Securities (“UCITS”) issues (ESMA/2012/832EN), which are updated from time to time by ESMA (“Guidelines”). The Guidelines limit the types of indexes that can be used as the basis of UCITS funds and require, among other things, index constituents, together with their respective weightings, to be made easily accessible free of charge, such as via the Internet, to investors and prospective investors on a delayed and periodic basis. The Guidelines became effective as of February 17, 2013 with respect to newly launched UCITS funds. They became effective for all UCITS funds on February 17, 2014. We have made available a client communication with respect to our policies as they relate to the Guidelines. Although the full effects of the Guidelines will be largely unknown until we have more clarification from ESMA and/or individual regulators, complying with any related requirements could have a negative impact on our business and results of operations, including a negative impact on our licensing of index data and/or our indexes as the basis of ETFs and UCITS. Additionally, other jurisdictions outside of Europe have adopted, and others could adopt, similar concepts, proposals or regulations.

On June 6, 2013, ESMA published its final report setting out Principles for Benchmark-Setting Processes in the EU (ESMA/2013/659) (“ESMA Principles”). The ESMA Principles are intended to provide a general framework covering all stages of the benchmark setting process including data submission, administration, calculation, publication, the use of benchmarks and the continuity of benchmarks. The ESMA Principles are non-binding, but ESMA intends them to help transition to a potential European Union framework for benchmarks, and ESMA will review the ESMA Principles’ application 18 months after their initial publication. We are assessing the impact that compliance with the ESMA Principles could have on our equity and real estate index product lines, but complying with ESMA Principles to the extent that it leads to a material change in our business practices or our ability to offer our indexes, materially increases our cost of doing business, materially diminishes our intellectual property rights, materially impacts our contractual commitments to our data contributors, or causes our data contributors to refuse to contribute data to us at reasonable cost or at all, could have a material adverse effect on our index business.

On July 17, 2013, the International Organization of Securities Commissions (“IOSCO”) published its final report on principles for financial benchmarks (“IOSCO Principles”). The IOSCO Principles cover conflicts of interest, benchmark quality and integrity, methodology requirements, procedures related to handling complaints, documentation requirements and audit reviews. The IOSCO Principles require benchmark administrators to publicly disclose whether they comply with the IOSCO Principles within 12 months of their initial publication. IOSCO will review the extent to which the IOSCO Principles have been implemented within 18 months of publication. We are assessing the impact that compliance with the IOSCO Principles could have on our equity and real estate index product lines, but complying with IOSCO Principles to the extent that it leads to a material change in our business practices or our ability to offer our indexes, materially increases our cost of doing business, materially diminishes our intellectual property rights, materially impacts our contractual commitments to our data contributors, or causes our data contributors to refuse to contribute data to us at reasonable cost or at all, could have a material adverse effect on our equity and real estate index product lines.

•

Proposed Regulation for Fiduciaries. On October 21, 2010, the U.S. Department of Labor (“DOL”) issued a proposed regulation that would expand the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). As proposed, the definition of fiduciary would include, among others, an investment adviser that provides advice and recommendations to employee benefit plans regarding exercise of rights incidental to stock ownership (e.g., proxy voting). If this regulation were adopted as proposed, ISS, for example, could be deemed to be a fiduciary for purposes of ERISA. As such, it would be subject to ERISA’s prohibited transaction (e.g., conflict) provisions, which could have an impact on the manner in which ISS and its affiliates conduct business. On September 19, 2011, the DOL announced that it had withdrawn this proposal and would re-propose the regulation sometime in early 2012. Although that target date and a series of later target dates have not been met, the DOL reportedly is still actively working on this issue with a goal of proposing a new fiduciary rule.

•

Potential and Proposed Regulation of the Proxy Advisory Industry. On July 14, 2010, the SEC voted unanimously to issue for public comment a concept release focusing on a wide range of topics related to the U.S. proxy voting system. The concept release focused on three general topics: (1) the accuracy, transparency and efficiency of the proxy voting system; (2) communications with shareholders and shareholder participation in voting; and (3) the relationship between voting power and economic interest, including questions about proxy advisory firms, such as ISS, and concerns raised by corporate issuers and other observers about the role, power and manner in which proxy advisory firms operate. The SEC may, but is not required to, engage in rulemaking with respect to the various issues and questions raised in the concept release. In its Fiscal Year 2012 Agency Financial Report, the SEC indicated that it planned to develop recommendations in 2013 for an interpretive release addressing issues raised in the proxy plumbing concept release regarding proxy advisory firms; however, an interpretive release has not yet been issued. On December 5, 2013, the SEC held a public roundtable to discuss the proxy advisory industry. See “—Any perceived conflicts of interest resulting from providing products and services to institutional investors in addition to proxy voting recommendations, or providing products and services to corporations which are the subject of our proxy recommendations or other products and services could harm our reputation and business” below.

Following a consultation conducted by the European Securities and Markets Authority (“ESMA”) with respect to the proxy advisory industry in Europe, ESMA has decided to require the proxy advisory industry to develop its own Code of Conduct, which will be implemented under a comply-or-explain regime. ESMA is recommending the development of a Code of Conduct that focuses on identifying, disclosing and managing conflicts of interest and that fosters transparency. ESMA will review the development of the Code of Conduct during 2016 and may reconsider its position if no substantial progress has been made by that time. To address ESMA’s recommendations, six proxy advisors are currently working on a set of Best Practice Principles, which are expected to be released in March 2014. On December 12, 2012, the European Commission also released an action plan that contemplated considering an initiative with a view to improving the transparency and conflicts of interest frameworks applicable to proxy advisors. Additionally, other jurisdictions outside of Europe, such as Canada, have adopted, and others could adopt, similar concepts, proposals or regulations.

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

We must plan and manage our growth effectively to increase revenue and maintain profitability. Our growth, including in emerging market locations, has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial, management, legal and compliance processes and information systems to keep pace with the growth of our business. There can also be no assurance that, if we continue to grow organically or by way of acquisitions, management will be effective in attracting, training and retaining additional qualified personnel, including additional managers or key employees, developing effective leadership in all of our locations, expanding our physical facilities and information technology infrastructure, integrating acquired businesses or otherwise managing growth. Additionally, new hires require significant training and may, in some cases, take a significant amount of time before becoming fully productive. Any failure to effectively manage growth or to effectively manage the business could have a material adverse effect on our business, financial condition or results of operations. See “—We are subject to unanticipated costs in connection with political, economic, legal, operational, franchise and other risks as a result of our international operations, which could adversely impact our businesses in many ways” and “—We are dependent on key personnel in our professional staff for their expertise” below, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1. “Business—Company History.”

Our clients may become more self-sufficient, which may reduce demand for our products and materially adversely affect our business, financial condition or results of operations.

Our clients may develop internally certain functionality contained in the products they currently license from us. For example, some of our clients who currently license our risk data to analyze their portfolio risk may develop their own tools to collect data and assess risk, making our products unnecessary for them. To the extent that our clients become more self-sufficient, demand for our products may be reduced, which could have a material adverse effect on our business, financial condition or results of operations. For example, in August 2011, BlackRock announced that it was seeking regulatory clearance to create indexes for use as the basis of ETFs that it would manage. See “—A limited number of clients account for a material portion of our revenue. Cancellation of subscriptions or investment product licenses by any of these clients could have a material adverse effect on our business, financial condition or results of operations” above.

Any failure to ensure and protect the confidentiality of client data could adversely affect our reputation and have a material adverse effect on our business, financial condition or results of operations.

Many of our products provide for the exchange of sensitive information with our clients through a variety of media, such as the Internet, software applications and dedicated transmission lines. We rely on a complex system of internal processes and software controls along with policies, procedures and training to protect the confidentiality of client data, such as client portfolio data that may be provided to us or hosted on our systems. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in the implementation of our internal controls, policies or procedures, or if an employee purposely circumvents or violates our internal controls, policies or procedures, then unauthorized access to, or disclosure or misappropriation of, client data could occur. Such unauthorized access, disclosure or misappropriation could damage our reputation and/or result in claims against us by our clients or regulators and have a material adverse effect on our business, financial condition or results of operations. For example, on September 14, 2012, we received a Wells Notice from the staff of the SEC in connection with allegations that an ISS employee provided confidential information about how clients voted their proxies to proxy solicitors in return for cash and other gifts. The employee was subsequently terminated from his position, and we cooperated with investigations of both the SEC and the U.S. Department of Justice. In settling with the SEC, and without admitting or denying the SEC’s allegations, ISS consented to the entry of an administrative order requiring that ISS comply with relevant provisions of the securities laws, pay a $300,000 civil monetary penalty, and retain an independent consultant to conduct a review of ISS’s supervisory and compliance policies and procedures. If a failure of our internal controls, policies or procedures results in a security or privacy breach, we could also incur increased operating expenses to remediate the problems caused by the breach and prevent future breaches, which could have a material adverse effect on our financial condition or results of operations.

We have confidentiality policies in place regarding changes to the composition of our indexes and have implemented information barrier procedures to protect the confidentiality of the material, non-public information regarding changes to our equity indexes. If our confidentiality policies or information barrier procedures fail, our reputation could be damaged and our business, financial condition or results of operations could be materially adversely affected.

We change the composition of our indexes from time to time. We believe that, in some cases, the changes we make to our indexes can affect the prices of constituent securities as well as products based on our indexes. Our index clients rely on us to keep confidential material non-public information about changes to the future composition of an index and to protect against the misuse of that information until the change to the composition of the index is disclosed to clients. We have confidentiality policies in place and have implemented information barrier procedures to limit access to this information and to prevent the unauthorized disclosure and misuse of information regarding material non-public changes to the composition of our equity indexes. If our confidentiality policies or information barrier procedures fail or we are delayed in implementing such procedures as necessary with respect to a newly acquired business and an employee inadvertently discloses, or deliberately misuses, material non-public information about a change to one of our indexes, our reputation may suffer. Clients’ loss of trust and confidence in our confidentiality policies or information barrier policies and procedures could lead to a negative reputation throughout the investment community, which could have a material adverse effect on our business, financial condition or results of operations.

In addition, certain exchanges permit our clients to list ETFs or other financial products based on our equity indexes only if we provide a representation to the exchange that we have reasonable information barrier procedures in place to address the unauthorized disclosure and misuse of material, non-public information about changes to the composition of our equity indexes. If an exchange determines that our information barrier procedures are not sufficient, the exchange might refuse to list or might delist investment products based on our equity indexes, which may have a material adverse effect on our business, financial condition or results of operations.

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

•

Trademarks and Service Marks—We have registered “MSCI”, “Barra”, “FEA”, “InvestorForce”, “IPD” and “RiskMetrics” as trademarks or service marks in the U.S. and in certain foreign countries. We have also registered other marks for certain products and services in the U.S. and in certain foreign countries. When we enter a new geographic market or introduce a new product brand, there can be no assurance that our existing trademark or service mark of choice will be available. Furthermore, the fact that we have registered trademarks is not an assurance that other companies may not use the same or similar names.

•

Patents—We currently hold 21 U.S. and foreign patents. We currently have five U.S. and foreign patent applications pending. Patent applications can be extremely costly to process and defend. There can be no assurance that we will be issued any patents that we apply for or that any of the rights granted under any patent that we obtain will be sufficient to protect our competitive advantages.

•

Copyrights—We believe our proprietary software and proprietary data are copyright protected. If a court were to determine that any of our proprietary software or proprietary data, such as our index level data, is not copyright protected, it could have a material adverse effect on our business, financial condition or results of operations.

•

Confidentiality and Trade Secrets—Our license agreements limit our clients’ right to copy or disclose our proprietary software and data. It is possible, however, that a client might still make unauthorized copies of our proprietary software or data, which could have a material adverse effect on our business, financial condition or results of operations. For example, if a client who licensed a large volume of our proprietary historical data made that information publicly available, we might lose potential clients who could freely obtain a copy of the data. We also seek to protect our proprietary software and data through trade secret protection and through non-disclosure obligations with our employees. However, if an employee breaches his or her non-disclosure obligation and reveals a trade secret or other confidential information, we could lose the trade secret or confidentiality protection, which could have a material adverse effect on our business, financial condition or results of operations. Furthermore, it may be very difficult to ascertain if a former employee is inappropriately using or disclosing our confidential or proprietary information. We have investigated suspicions that former employees have used or disclosed our confidential or proprietary information, but we cannot be certain that we are aware or in the future will be aware of every instance in which this sort of behavior may occur. Additionally, the enforceability of our license and other agreements’ non-disclosure obligations and the remedies available to us in the event of a breach vary due to the many different jurisdictions in which our clients and employees are located.

•

License Agreements—Our products are generally made available to end users on a periodic subscription basis under a license agreement signed by the client. We also permit access to some data, such as certain index information, through the Internet under online licenses that are affirmatively acknowledged by the licensee or under terms of use. There can be no assurance that third parties will abide by the terms of our licenses or that all of our license agreements will be enforceable. See “—We are dependent on the use of third-party software and data, and any reduction in third-party product quality or any failure by us to comply with our licensing requirements could have a material adverse effect on our business, financial condition or results of operations” below for risks associated with the use of intellectual property obtained from third parties.

•

Third-Party Litigation—There have been a number of lawsuits in multiple jurisdictions, including in the U.S. and Germany, in the last few years regarding whether issuers of index-linked investment products are required to obtain a license from the index owner or whether issuers may issue investment products based on a publicly-available index level data without obtaining permission from (or making payment to) the index owner. The outcome of these cases depends on a number of factors, including the governing law, the amount of information about the index available without a license and the other particular facts and circumstances of the cases. In some instances, the results of these cases are favorable to the index owner, as in a recent case in the Illinois state courts involving the International Securities Exchange and its proposed use of the Dow Jones Industrial Average and the S&P 500 index. In other instances, the results have been unfavorable to the index owner, as in a 2009 case in German federal court ruling that the owner of an index trademark who publishes the index in a manner generally available to all market participants cannot prohibit, on the basis of German trademark law, a third party from referring to the index as a reference value in options issued by the third party if the trademark is used for informational and factual purposes and its use does not imply that a relationship exists with the trademark owner. If other courts or regulators or other governmental bodies in relevant jurisdictions determine that a license is not required to issue investment products linked to indexes, this could have a material adverse effect on our business, financial condition or results of operations. See “—Changes in government regulations could materially adversely affect our business, financial condition or results of operations” above. It might also lead to changes in current industry practices such that we would no longer make our index level data publicly available, such as via our website or news media, on a timely basis.

Third parties may claim we infringe upon their intellectual property rights. Such claims would likely be costly to defend, could require us to pay damages or limit our future use of integral technologies, which could have a material adverse effect on our business, financial conditions or results of operations.

Third parties may claim we infringe upon their intellectual property rights. Businesses operating in the financial services sector, including our competitors and potential competitors, have increasingly pursued or may consider pursuing patent protection for their technologies and business methods. If any third parties were to obtain a patent on a relevant index methodology, risk model, software application or other relevant product or process, we could be sued for infringement. Furthermore, there is always a risk that third parties will sue us for infringement or misappropriation of other intellectual property rights, such as trademarks, copyrights or trade secrets.

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

We rely on open source code to develop software and to incorporate it in our products, as well as to support our internal systems and infrastructure. The terms of many open source code licenses, however, are ambiguous and have not been interpreted by U.S. courts. Accordingly, there are risks that there may be a failure in our procedures for controlling the usage of open source code or that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In either event, we could be required to seek licenses from third parties in order to continue offering our products, to make generally available (in source code form) proprietary code that links to certain open source code modules, to re-

engineer our products or systems or to discontinue the licensing of our products if re-engineering could not be accomplished on a timely basis. Any of these requirements could materially adversely affect our business, financial condition or results of operations.

We are dependent on the use of third-party software and data, and any reduction in third-party product quality or any failure by us to comply with our licensing requirements could have a material adverse effect on our business, financial condition or results of operations.

We rely on third-party software and data in connection with our product development and offerings. We depend on the ability of third-party software and data providers to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The third-party software and data we use may become obsolete or incompatible with future versions of our products. We also monitor our use of third-party software and data to comply with applicable license requirements. Despite our efforts, our use of certain third party software and data has been challenged in the past and there can be no assurance that such third parties may not challenge our use in the future, resulting in increased software or data acquisition costs, loss of rights and/or costly legal actions. Our business could be materially adversely affected if we are unable to timely or effectively replace the functionality provided by software or data that becomes unavailable or fails to operate effectively for any reason. In addition, our operating costs could increase if license fees for third-party software or data increase or the efforts to incorporate enhancements to third-party or other software or data are substantial. Some of these third-party suppliers are also our competitors, increasing the risks noted above. If any of these risks materialize, they could have a material adverse effect on our business, financial condition or results of operations.

If our products fail to perform properly due to undetected errors or similar problems, it could have a material adverse effect on our business, financial condition or results of operation.

Products we develop or license may contain undetected errors or defects despite testing. Such errors can exist at any point in a product’s life cycle, but are frequently found after introduction of new products or enhancements to existing products. We continually introduce new products and new versions of our products. Despite internal testing and testing by current clients, our current and future products may contain serious defects or malfunctions. If we detect any errors before we release a product, we might have to delay the product release for an extended period of time while we address the problem. We might not discover errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Errors may occur in our products that could have a material adverse effect on our business and could result in harm to our reputation, lost sales, delays in commercial release, third-party claims, contractual disputes, negative publicity, delays in or loss of market acceptance of our products, license terminations or renegotiations, or unexpected expenses and diversion of resources to remedy errors.

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

Due to the highly volatile and competitive nature of the industry in which we operate and the impact of technological change on our products, we must continually introduce new products and services, enhance, including through integration, existing products and services, and effectively generate customer demand for new and upgraded products and services. If, among other things, we fail to accurately anticipate and meet the needs of our clients through the successful development of new products and services, if our new products and services are not attractive to our clients, if our new products do not perform as well as anticipated, if the launch of new products and offering of new services is not timely, or if competitors in any business line introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, we could lose market share and clients to our competitors which could materially adversely affect our business, financial condition and results of operations.

We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products and services that satisfy our clients’ needs and generate revenues required to provide the desired results. For example, we have made, and need to continue to make, investments in our technology platform in order to provide competitive products and services to our clients. From time to time, we also incur costs to integrate existing products and platforms and transition clients to enhanced products and services, which also presents execution risks and challenges. If we are unable to effectively manage transitions to new or enhanced products and services, our business, financial condition and results of operations could be materially adversely affected. Also see “—If our products fail to perform properly due to undetected errors or similar problems, it could have a material adverse effect on our business, financial condition or results of operations” above.

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

In addition, barriers to entry may be low in many cases, including for single-purpose product companies. The Internet as a distribution channel has allowed free or relatively inexpensive access to information sources, which has reduced barriers to entry even further. Low barriers to entry could lead to the emergence of new competitors; for example, broker-dealers and data suppliers could begin developing their own proprietary risk analytics or indexes. Profit margin considerations, including those arising from financial and budgetary pressures affecting our clients resulting from current economic conditions, may lead certain clients to seek products at a lower cost than what we provide. See “—Changes in government regulations could materially adversely affect our business, financial condition or results of operations.—Potential and Proposed Regulation Affecting Benchmarks” above.

These competitive pressures may also result in fewer clients, fewer subscriptions or investment product licenses, price reductions, and increased operating costs, such as for marketing and product development, resulting in lower revenue, gross margins and operating income. See “—Our clients that pay us a fee based on assets of an investment product may seek to negotiate a lower asset-based fee percentage or may cease using our indexes, which could limit the growth of or decrease our revenues from asset-based fees” above and Part I, Item 1. “Business—Our Competition.”

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

Our equity index products serve as equity benchmarks against which our clients can measure the performance of their investments. If clients decide to measure performance on an absolute return basis instead of against an equity benchmark, the demand for our equity indexes could decrease. Any such decrease in demand for our equity index products could have a material adverse effect on our business, financial condition or results of operations.

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

In recent years, more free or relatively inexpensive information has become available, particularly through the Internet, and this trend may continue. The availability of free or relatively inexpensive information may reduce demand for our products. Weak economic conditions can also result in clients seeking to utilize lower-cost information that is available from alternative sources. To the extent that our clients choose to use these sources for their information needs, our business, financial condition or results of operations may be materially adversely affected. See “—Changes in government regulations could materially adversely affect our business, financial condition or results of operations.—Potential and Proposed Regulation Affecting Benchmarks” above.

Our growth and profitability may not continue at the same rate as we have experienced in the past, which could have a material adverse effect on our business, financial condition or results of operations.

We have experienced significant growth since we began operations. There can be no assurance that we will be able to maintain the levels of growth and profitability that we have experienced in the past. Among other things, there can be no assurance that we will be as successful in our product development and marketing efforts as we have been in the past, or that such efforts will result in growth or profit margins comparable to those we have experienced in the past. See “—To remain competitive and generate customer demand, we must successfully develop new products and effectively manage transitions” above and Part I, Item 1. “Business.” Any failure to continue to grow our business and maintain profitability could have a material adverse effect on our business, financial condition or results of operations.

If we are unable to manage our operating costs as anticipated or our operating costs are higher than expected, our operating results may fluctuate significantly.

We may experience higher than expected operating costs, including increased personnel costs, occupancy costs, selling and marketing costs, investments in geographic expansion, communication costs, travel costs, software development costs, professional fees, costs related to information technology infrastructure and other costs. If operating costs exceed our expectations and cannot be adjusted accordingly, our anticipated profitability may be reduced and our anticipated results of operations and financial position may be adversely affected.

Our financial condition and results of operations may be negatively impacted by certain factors that are beyond our control, including global financial market conditions, the availability of short-term and long-term funding and capital, the level and volatility of interest rates, currency exchange rates and inflation.

Unfavorable changes in global financial market conditions may negatively impact the financial viability of our clients, the majority of which are in the financial services industry, resulting in reduced demand for our products and services due to the closure or consolidation of our clients, the inability of our customers to pay for products or services, prolonged selling and renewal cycles and increased reserves for doubtful accounts and write-offs of accounts receivable. Our cash flows may also be impacted by changes in interest rates, currency exchange rates, inflation and delayed payment or underpayment by our customers, which could restrict our access to capital markets. Adverse changes in the financial markets could affect earnings negatively and could have a material adverse effect on our results of operations and financial condition.

Additionally, as a result of the global financial crisis, the U.S. Congress undertook major financial reform which led to the enactment on July 21, 2010 of the Dodd-Frank Act. The Dodd-Frank Act could have a significant impact on many aspects of the way in which the financial services industry conducts business and has and will continue to impose substantial new regulation on, and regulatory oversight of, a wide variety of financial services institutions. Although many of the effects of the Dodd-Frank Act will be largely unknown until all of the regulations have been finalized and implemented, complying with its requirements could negatively impact the business, operations and financial viability of many of our clients which, in turn, could have a negative impact on our business, and results of operations.

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

•

increased debt, which may be incurred under terms less favorable than those associated with our current debt and which may, among other things, reduce our free cash flow and increase our risk of default;

•	dilution of your common stock;

•	loss of key personnel;

•	diversion of management’s attention from existing operations or other priorities; and

•	inability to secure, on terms we find acceptable, sufficient financing that may be required for any such acquisition or investment.

In the event that we experience a high level of acquisition related activity within a limited period of time the possibility of occurrence of these risks would likely increase for that period. In addition, if we are unsuccessful in completing acquisitions of other businesses, operations or assets or if such opportunities for expansion do not arise, our future growth, business, financial condition or results of operations could be materially adversely affected. See Part I, Item 1. “Business—Company History.”

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

A significant percentage of our revenues from our index-linked investment products are based on fees earned on the value of assets invested in securities denominated in currencies other than the U.S. dollar. For all operations outside the U.S. where the Company has designated the local non-U.S. dollar currency as the functional currency, revenue and expenses are translated using average monthly exchange rates and assets and liabilities are translated into U.S. dollars using month-end exchange rates. For these operations, currency translation adjustments arising from a change in the rate of exchange between the functional currency and the U.S. dollar are accumulated in a separate component of shareholders’ equity. In addition, transaction gains and losses arising from a change in exchange rates for transactions denominated in a currency other than the functional currency of the entity are reflected in non-operating “Other expense (income), net” in our Consolidated Statement of Income.

Revenues from index-linked investment products represented 14.4% and 14.8% of operating revenues for the years ended December 31, 2013 and 2012, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a significant percentage of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the years ended December 31, 2013 and 2012, 15.1% and 12.6%, respectively, of our operating revenues were invoiced in currencies other than U.S. dollars. For the year ended December 31, 2013, 53.9% of our foreign currency revenues were in Euros, 22.9% were in British pounds sterling and 13.0% were in Japanese yen. For the year ended December 31, 2012, 58.3% of our foreign currency revenues were in Euros, 21.8% were in Japanese yen and 12.1% were in British pounds sterling.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 42.8% and 34.5% of our operating expenses for the years ended December 31, 2013 and 2012, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Euros, Swiss francs, Indian rupees, Hungarian forints, Hong Kong dollars and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, a gain or loss results from the change in value of the functional currency. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with intercompany loans that are denominated in certain foreign currencies. As a result of these positions, we recognized foreign currency exchange losses of $2.4 million and $2.6 million for the years ended December 31, 2013 and 2012, respectively. Although we believe that our guidelines and policies are reasonable and prudent, any hedging instruments that we may enter into in the future may not be successful, resulting in an adverse impact on our results of operations.

To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase and could have a material adverse effect on our business, financial condition or results of operations.

We may become subject to liability based on the use of our products by our clients.

Our Performance and Risk products support the investment processes of our clients, which, in the aggregate, manage trillions of dollars of assets. Our Governance products and services support the proxy voting processes of our clients. Our client agreements have provisions designed to limit our exposure to potential liability claims brought by our clients or third parties based on the use of our products or the failure to provide the services provided in client contracts. However, these provisions may not always eliminate liability entirely and may have certain exceptions that could result in the provision of credits, contractual penalties and adverse monetary judgments, or be invalidated by unfavorable judicial decisions or by federal, state, foreign or local laws. Use of our products as part of the investment process creates the risk that clients, or the parties whose assets are managed by our clients, may pursue claims against us for very significant dollar amounts. Any such claim, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources and could have a negative impact on our reputation. In addition, such claims and lawsuits could have a material adverse effect on our business, financial condition or results of operations.

Our indebtedness could materially adversely affect our business, financial condition or results of operations.

On May 4, 2012, we amended and restated our credit facility, which originally consisted of a senior secured term loan B facility and revolving credit facility, entered into on June 1, 2010 as amended by Amendment No. 1 dated as of February 4, 2011 and Amendment No. 2 dated as of March 14, 2011 (the credit facility as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured 5-year term loan A facility in an aggregate amount of $880.0 million (“Term Loan”) and a new $100.0 million senior secured revolving facility (“Revolving Credit Facility”). The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to prepay the remaining outstanding principal of the existing Term Loan B Facility. On December 12, 2013 we entered into Amendment No. 1 to the Amended and Restated Credit Facility (the “New Amended and Restated Credit Facility”) that, among other things, extended the maturity dates of the Term Loan and Revolving Credit Facility to December 12, 2018 and modified the amortization schedule. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding Amendment No.1.

As of December 31, 2013, we had $810.0 million of indebtedness under the New Amended and Restated Credit Facility, as amended ($20.3 million in current maturities and $789.7 million in long term debt), $358.4 million of cash and cash equivalents and no short-term investments.

The New Amended and Restated Credit Facility is guaranteed on a senior secured basis by each of our direct and indirect wholly-owned domestic subsidiaries and secured by a valid and perfected first priority lien and security interest in substantially all of the shares of the capital stock of our present and future material domestic subsidiaries and up to 65% of the shares of capital stock of our foreign subsidiaries, substantially all of our and our material domestic subsidiaries’ present and future property and assets and the proceeds thereof. In addition, the New Amended and Restated Credit Facility contains restrictive covenants that limit our ability and our existing and future subsidiaries’ abilities to, among other things, incur liens; incur additional indebtedness; make investments; make acquisitions, merge, dissolve, liquidate, consolidate with or into another person; sell, transfer or dispose of assets; pay dividends or other distributions in respect of our capital stock; change the nature of our business; enter into any transactions with affiliates other than on an arm’s length basis; and prepay, redeem or repurchase debt.

The New Amended and Restated Credit Facility also requires us and our subsidiaries to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis until the termination of the New Amended and Restated Credit Facility: (1) the maximum total leverage ratio (as defined in the New Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed 3.25:1.00 and (2) the minimum interest coverage ratio (as defined in the New Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall be at least 5.00:1.00.

In addition, our New Amended and Restated Credit Facility contains the following affirmative covenants, among others: periodic delivery of financial statements, budgets and officer’s certificates; payment of other obligations; compliance with laws and regulations; payment of taxes and other material obligations; maintenance of property and insurance; performance of material leases; right of the lenders to inspect property, books and records; notices of defaults and other material events; and maintenance of books and records.

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

Further, our indebtedness bears interest at fluctuating interest rates, primarily based on the London Interbank Offered Rate (“LIBOR”) for deposits of U.S. dollars. LIBOR tends to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the London interbank market. We are not required to enter into interest rate swaps to hedge our debt under the New Amended and Restated Credit Facility and, while we may do so in the future, we have not currently hedged our interest rate exposure and, accordingly, our interest expense for any particular period for unhedged debt may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

If we do enter into interest rate swap agreements, developing an effective strategy for movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. In addition, the counterparty to a derivative instrument could default on its obligation thereby exposing us to credit risk. Further, we may have to repay certain costs, such as transaction fees or brokerage costs, if a derivative instrument is terminated by us. Finally, our interest rate risk management activities could expose us to substantial losses if interest rates move materially differently from our expectations. As a result, our interest rate hedging activities may not effectively manage our interest rate sensitivity or have the desired beneficial impact on our financial condition or results of operations.

We are dependent on key personnel in our professional staff for their expertise. If we fail to attract and retain the necessary qualified personnel, our business, financial condition or results of operations could be materially adversely affected.

The development, maintenance and support of our products is dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees. Accordingly, the success of our business depends to a significant extent upon the continued service of our executive officers and other key management, research, sales and marketing, operations, information technology and other technical personnel. Although we do not believe that we are overly dependent upon any individual employee our management and employees may terminate their employment at any time and the loss of any of our key employees could have a material adverse effect on our business, financial condition or results of operations. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, research, sales and marketing, information technology, software engineering and other technical personnel. Competition for such personnel worldwide is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. If the equity incentive compensation plans that we currently have in place do not adequately compensate our key employees or are not competitive, we may lose key personnel. If we fail to attract and retain the necessary qualified personnel our products may suffer, which could have a material adverse effect on our business, financial condition or results of operations.

Our business relies heavily on electronic delivery systems, the Internet and our information technology platform, and any failures, disruptions or instability may materially adversely affect our ability to serve our clients.

We depend heavily on the capacity, reliability and security of our information technology platform, electronic delivery systems and its components, including our data centers, and the Internet. Heavy use of our electronic delivery systems and other factors such as loss of service from third parties, operational failures, sabotage, break-ins and similar disruptions from unauthorized tampering or hacking, human error, natural disasters, power loss or computer viruses could cause our systems to operate slowly or interrupt their availability for periods of time. We have experienced and may experience again in the future denial-of-service attacks. While we have been able to defend our systems against such attacks in the past, there is no assurance that we will be able to do so successfully in the future. Our ability to effectively use the Internet may also be impaired due to infrastructure failures, service outages at third-party Internet providers or increased government regulation. If disruptions, failures or slowdowns occur with respect to our electronic delivery systems, the Internet or our information technology platform, our reputation and our ability to distribute our products effectively and to serve our clients, including those clients for whom we provide managed services, may be materially and adversely affected. For example, during fiscal 2012 we migrated certain of our applications and infrastructure to new data centers. As a result of this migration, we experienced some unanticipated interruption and delay with respect to the performance and delivery of certain of our products. While such issues have not resulted in a material adverse effect on our business or results of operations, there is no assurance that they or future migrations will not have such effect in the future. As a result of such issues, we could be required to provide service credits, and experience cancellations and reduced demand for our products and services, resulting in decreased revenues. We may also incur increased operating expenses to protect ourselves from and defend against such disruptions and attacks, which may have a material adverse effect on our financial condition or results of operations.

Any perceived conflicts of interest resulting from providing products and services to institutional investors in addition to proxy voting recommendations, or providing products and services to corporations which are the subject of our proxy recommendations or other products and services could harm our reputation and business.

Institutional clients of our Governance business rely on ISS and certain of its affiliates to provide them with informed proxy vote recommendations, benchmark proxy voting guidelines and unbiased analyses of companies’ environmental, social and governance attributes. The institutional clients of both our Performance and Risk and Governance businesses, particularly hedge funds and more active institutional investors, may have material economic and other interests in the corporations on which the Governance business provides proxy analyses and ratings. In some cases these institutional clients may be the subject of the Governance business’ proxy analyses and ratings or pay us a significant amount of money for our Performance and Risk products and services and, accordingly, there may be a perception that we might advocate a particular position or provide research that supports a particular conclusion with respect to an institutional client or corporation in order to satisfy the unique economic or other interests of a particular institutional client. As a result, institutional clients, competitors and other market participants could raise questions about our ability to provide unbiased services, which could harm our reputation.

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

The conflict management safeguards that we have implemented may not be adequate to manage these perceived conflicts of interest, and clients, regulators or competitors may question the integrity of our services. For example, on June 5, 2013, the Capital Markets and Government Sponsored Enterprise Subcommittee of the Committee on Financial Services of the U.S. House of Representatives held a hearing entitled “Examining the Market Power and Impact of Proxy Advisory Firms.” Additionally, the SEC hosted a round-table discussion on December 5, 2013 that examined the influence of proxy advisers, potential conflicts of interest, and the transparency and accuracy of their recommendations. While no formal recommendations were made at this meeting, the SEC continues to consider whether proxy advisory firms should be regulated. In the event that we fail to adequately manage perceived conflicts of interest, we could incur reputational damage or become subject to additional regulation, which could have a material adverse effect on our business, financial condition or results of operations.

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

As we continue to expand our international operations, we increase our exposure to political, economic, legal, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability. In connection with the acquisitions of RiskMetrics and IPD, we acquired new offices in 10 non-U.S. locations. Since 2010, we have also opened offices in Santiago, Seoul, Taipei and Shanghai. We intend to further grow our presence in Mexico, the Middle East, Asia, Africa, Eastern Europe and South America. A significant number of our employees are located in offices outside of the United States and a number of those employees are located in emerging market locations. The cost of establishing and maintaining these offices, including costs related to information technology infrastructure, as well as the costs of attracting, training and retaining employees in these locations may be higher, or may increase at a faster rate, than we anticipate which could have a material adverse effect on our business, financial condition or results of operations.

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

We may be exposed to liabilities under applicable anti-corruption laws and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. We have business in countries and regions which are less developed and are generally recognized as potentially more corrupt business environments. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various anti-corruption laws including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). We have implemented safeguards and policies to discourage these practices by our employees and agents. However, our existing safeguards and any future improvements may prove to be less than effective and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions we may be subject to regulatory sanctions. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions and penalties, and we may be subject to other liabilities which could have a material adverse effect on our business, results of operations and financial condition.

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

ISS’s historical growth has been due, in part, to increased regulatory requirements, highly visible corporate scandals, increased shareholder activism and corporate chief executive officers and boards of directors that are increasingly concerned about, and responsive to, shareholder concerns. To the extent that any of these trends change, the demand for ISS’s products and services could be reduced, and this could have a material adverse effect on our business, financial condition or results of operation. To the extent these regulations change or are not extended to other markets, our business, financial condition and results of operation could be materially adversely affected.

Our investments in recorded goodwill and other intangible assets as a result of acquisitions, including goodwill and other intangible assets resulting from our acquisitions, could be impaired as a result of future business conditions, requiring us to record substantial write-downs that would reduce our operating income.

We have goodwill and intangible assets of $2,394.5 million recorded on our balance sheet as of December 31, 2013. We evaluate the recoverability of recorded goodwill amounts and intangible assets annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring management’s judgment. Changes in fair market valuations and our operating performance or business conditions, in general, could result in future impairments of goodwill which could be material to our results of operations. In addition, if we are not successful in achieving anticipated operating efficiencies associated with acquisitions, our goodwill and intangible assets may become impaired. On October 31, 2013, we announced that we had engaged Morgan Stanley to explore strategic alternatives for the Governance business, including the potential divestiture or other separation of the entire business. There can be no assurance that the process of exploring these strategic alternatives will result in a transaction or that any transaction will ultimately be consummated. In addition, an adverse outcome from the pursuit of the strategic alternatives could lead to potential future impairment charges. See Note 9, “Goodwill and Intangible Assets,” of the Notes to the Consolidated Financial Statements included herein.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile, which could result in substantial losses.

For example, some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in operating margins due to variability in revenues from licensing our equity indexes as the basis of ETFs;

•

loss of key clients (See “—Our clients that pay us a fee based on the assets of an investment product may seek to negotiate a lower asset-based fee percentage or may cease using our indexes, which could limit the growth of or decrease our revenues from asset-based fees” above);

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our products to achieve or maintain market acceptance;

•	failure to produce or distribute our products;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	litigation involving our company, our general industry or both;

•	changes in or departures of key personnel;

•	investors’ general perception of us, including any perception of misuse of sensitive information;

•	changes in general economic, industry and market conditions in one or more significant regions around the world; and

•	changes in regulatory developments in the U.S., foreign countries or both and changes in other dynamics.

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

Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could depress the market price of our common stock. This would include sales of our common stock underlying restricted shares of common stock and options to purchase shares of common stock granted in connection with our IPO and pursuant to our equity incentive compensation plans.

As of December 31, 2013, 118,083,111 shares of our common stock were outstanding and freely tradable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.

In November 2007, we filed a registration statement registering under the Securities Act the 12,500,000 shares of common stock reserved for issuance in respect of incentive awards to our officers and certain of our employees pursuant to the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan and the 500,000 shares of common stock reserved for issuance in respect of equity awards made to our directors who are not employees of the Company or Morgan Stanley pursuant to the MSCI Independent Directors’ Equity Compensation Plan. As of December 31, 2013, we had issued 5,666,537 and 133,309 shares of common stock under the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan and MSCI Independent Directors’ Equity Compensation Plan, respectively. In connection with the acquisition of RiskMetrics, we filed a registration statement registering under the Securities Act the 4,257,779 shares of MSCI common stock reserved for issuance in respect of incentive awards to officers and certain employees of RiskMetrics pursuant to the RiskMetrics Group, Inc. 2000 Stock Option Plan, RiskMetrics Group, Inc. 2004 Stock Option Plan, Institutional Shareholder Services Holdings, Inc. Equity Incentive

Plan and RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (collectively, the “RMG Plans”). As of December 31, 2013, we had issued 3,323,035 shares of common stock under the RMG Plans. In June 2010, we also filed a registration statement assuming 3,060,090 shares available under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan. As of December 31, 2013, we had issued 1,754,690 shares of common stock under this Plan, which terminated on June 30, 2012. See Note 11, “Share Based Compensation —Deferred Stock Awards and —Stock Option Awards” of the Notes to the Consolidated Financial Statements included herein.

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

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of the Company, thereby reducing the likelihood that a premium would be paid for your common stock in an acquisition.

Item 1B.	Unresolved Staff Comments

Nothing required to be disclosed.

Item 2.	Properties

Our corporate headquarters is located in New York, New York. This is also our largest sales office and one of our main research centers. As of December 31, 2013, our principal offices consisted of the following leased properties:

Location	Square Feet	Number of Offices	Expiration Date
Mumbai, India	182,081	2	December 7, 2017 and September 30, 2018
New York, New York	125,811	1	February 28, 2033
Rockville, Maryland	51,090	1	December 31, 2023
London, England	40,935	1	February 28, 2022
Berkeley, California	34,178	1	February 29, 2020
Manila, Philippines	29,960	1	March 31, 2019
Monterrey, Mexico	28,933	1	December 31, 2020
Budapest, Hungary	25,467	1	February 28, 2014
Norman, Oklahoma	23,664	1	May 31, 2014
Conshohocken, Pennsylvania	15,590	1	June 30, 2019
Boston, Massachusetts	13,506	1	November 30, 2021
Geneva, Switzerland	11,883	1	March 31, 2019
Brussels, Belgium	11,180	1	June 30, 2014
Beijing, China	10,757	1	December 31, 2016

As of December 31, 2013, we also leased and occupied sales and client support offices in the following locations: Hong Kong, China; Chicago, Illinois; Tokyo, Japan; Frankfurt, Germany; Paris, France; San Francisco, California; Sydney, Australia; Ann Arbor, Michigan; Toronto, Canada; Shanghai, China; Singapore; Almere, Netherlands; Cape Town, South Africa; Milan, Italy; Stockholm, Sweden; Sao Paolo, Brazil; Seoul, Korea; Dubai, United Arab Emirates; and Taipei, Taiwan.

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

Stock Price and Dividends

Our common stock has traded on the New York Stock Exchange since November 15, 2007 and trades under the symbol “MSCI.” As of February 21, 2014, there were 153 shareholders of record of our common stock. The following table sets forth the high and low closing sales prices per share of our common stock from January 1, 2012 through December 31, 2013.

Years Ended	High	Low

December 31, 2013
First Quarter	$34.67	$31.79
Second Quarter	35.73	32.34
Third Quarter	41.01	33.72
Fourth Quarter	44.71	38.31

December 31, 2012
First Quarter	$37.81	$31.89
Second Quarter	37.74	31.60
Third Quarter	36.73	32.23
Fourth Quarter	35.82	25.59

On February 21, 2014, the closing price of our common stock on the New York Stock Exchange was $44.53.

Dividend Policy

We currently do not pay any dividends and retain all available funds for use in the operation and expansion of our business, including growth through acquisitions, the repayment of our debt and the repurchases of our common stock. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, business conditions, corporate law requirements and other factors. In addition, our New Amended and Restated Credit Facility contains restrictions on the payment of dividends. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The Transfer Agent and Registrar for our common stock is Broadridge Corporate Issuer Solutions, Inc.

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

In connection with the acquisition of RiskMetrics, we filed a registration statement registering under the Securities Act the 4,257,779 shares of MSCI common stock reserved for issuance in respect of incentive awards to officers and certain employees of RiskMetrics pursuant to the RiskMetrics Group, Inc. 2000 Stock Option Plan, RiskMetrics Group, Inc. 2004 Stock Option Plan, Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan and RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (collectively, the “RMG Plans”). In June 2010, we also filed a registration statement assuming 3,060,090 shares available under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan which terminated on June 30, 2012. As of December 31, 2013, there were no securities to be issued upon the vesting or exercise of equity awards granted under the Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan.

The following table sets forth certain information with respect to our equity compensation plans at December 31, 2013:

	Number of Securities to be Issued Upon Vesting of Restricted Stock Units and Exercise of Outstanding Options a	Weighted Average Unit Award Value of Restricted Stock Units and Weighted-Average Exercise Price of Outstanding Options b	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) c
Equity Compensation Plans Approved by Security Holders
MSCI Independent Directors’ Equity Compensation Plan(1)	25,626	$34.02	346,177
MSCI Amended and Restated 2007 Equity Incentive Compensation Plan	2,423,781	$28.09	6,312,464
RiskMetrics Group, Inc. 2000 Stock Option Plan	12,705	$3.31	—
RiskMetrics Group, Inc. 2004 Stock Option Plan	222,067	$15.57	—
RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan	545,612	$23.84	—

Total	3,229,791	$26.46	6,658,641

(1)	The MSCI Independent Directors’ Equity Compensation Plan does not authorize the issuance of options to purchase MSCI common stock.

Stock Repurchases

On December 13, 2012, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock beginning immediately and continuing through December 31, 2014 (the “2012 Repurchase Program”).

On December 13, 2012, as part of the 2012 Repurchase Program, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to initiate a repurchase aggregating $100.0 million (the “December 2012 ASR Program”). As a result of the December 2012 ASR Program, we received 2.2 million shares on December 14, 2012 and 0.8 million shares on July 31, 2013 for a combined average purchase price of $33.47 per share.

On August 1, 2013, we entered into a second ASR agreement to initiate share repurchases aggregating $100.0 million (the “August 2013 ASR Program”). As a result of the August 2013 ASR Program, we received 1.9 million shares on August 2, 2013 and 0.5 million shares on December 30, 2013 for a combined average purchase price of $41.06 per share.

On February 4, 2014, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock which will be available from time to time at management’s discretion (the “2014 Repurchase Program”).

On February 6, 2014, as part of the 2012 Repurchase Program, we entered into a new ASR agreement to initiate share repurchases aggregating $100.0 million (the “February 2014 ASR Program”). The February 2014 ASR Program is structured as a capped ASR in which, on February 7, 2014, we paid $100.0 million and received 1.7 million shares, representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. This price is capped such that only under limited circumstances may we be required to deliver shares or pay cash at settlement. We anticipate that all repurchases under the February 2014 ASR Program will be completed no later than the final repurchase date in May 2014, although settlement may be accelerated under certain circumstances. Additionally, depending on the average share price through the completion date in May 2014, we may receive additional shares under the February 2014 ASR Program.

The 2014 Repurchase Program, except for the ASR agreement, may be modified, suspended or terminated by the Company in its discretion at any time without prior notice.

The following table provides information with respect to purchases made by or on behalf of the Company of its common stock during the quarter ended December 31, 2013. There were no other share repurchases during the quarter outside of the repurchases noted below.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (October 1, 2013-October 31, 2013)	1,513	$41.37	—	$100,000,000
Month #2 (November 1, 2013-November 30, 2013)	2,770	$42.88	—	$100,000,000
Month #3 (December 1, 2013-December 31, 2013)	566,295	$41.26	518,524	$100,000,000

Total	570,578	$41.27	518,524	$100,000,000

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

(2)	See Note 6, “Commitments And Contingencies” of the Notes to the Consolidated Financial Statements included herein for further information regarding our stock repurchase program.

Recent Sales of Unregistered Securities.

None.

Use of Proceeds from Sale of Registered Securities

None.

FIVE-YEAR STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholders’ return on our common stock, the Standard & Poor’s 500 Stock Index and the NYSE Composite Index since November 30, 2008 assuming an investment of $100 at the closing price on November 30, 2008. In calculating total annual shareholders’ return, reinvestment of dividends, if any, is assumed. The indexes are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indexes are an appropriate measure of the relative performance of the common stock. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Total Investment Value

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011	November 30, 2010	November 30, 2009
MSCI Inc.	$283	$201	$213	$221	$197
S&P 500	$205	$159	$140	$132	$122
NYSE Composite Index	$185	$151	$134	$133	$127

Item 6.	Selected Consolidated Financial Data

Our selected consolidated financial data for the periods presented should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

The selected Consolidated Statement of Income data for the years ended December 31, 2013, 2012 and 2011 and the selected Consolidated Financial Condition data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K. Our consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 have been audited and reported upon by an independent registered public accounting firm. The selected Consolidated Statement of Income data for the years ended November 30, 2010 and 2009 and the selected Consolidated Statement of Financial Condition data as of December 31, 2010 and November 30, 2010, and 2009 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The selected financial information presented below may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a stand-alone company during the periods presented prior to our separation from Morgan Stanley on May 22, 2009.

	As of or for the
	Years Ended					One Month Ended
	December 31, 2013 (1)	December 31, 2012 (2)	December 31, 2011	November 30, 2010 (3)	November 30, 2009	December 31, 2010
	(in thousands, except operating margin and per share data)
Operating revenues	$1,035,667	$950,141	$900,941	$662,901	$442,948	$72,524
Total operating expenses	664,161	603,205	578,943	456,778	291,956	45,855

Operating income	371,506	346,936	321,998	206,123	150,992	26,669
Other expense (income), net	25,885	57,527	58,585	52,632	19,271	6,113
Provision for income taxes	123,064	105,171	89,959	61,321	49,920	6,732

Net income	$222,557	$184,238	$173,454	$92,170	$81,801	$13,824

Operating margin	35.9%	36.5%	35.7%	31.1%	34.1%	36.8%
Earnings per basic common share	$1.85	$1.50	$1.43	$0.82	$0.80	$0.11

Earnings per diluted common share	$1.83	$1.48	$1.41	$0.81	$0.80	$0.11

Weighted average shares outstanding used in computing earnings per share
Basic	120,100	122,023	120,717	112,074	100,607	119,943

Diluted	121,074	123,204	122,276	113,357	100,860	121,803

Cash and cash equivalents	$358,434	$183,309	$252,211	$226,575	$176,024	$269,423

Short-term investments	$—	$70,898	$140,490	$73,891	$295,304	$72,817

Accounts receivable (net of allowances)	$169,490	$153,557	$180,566	$147,662	$77,180	$137,988

Goodwill and intangible assets, net of accumulated amortization	$2,394,528	$2,424,484	$2,353,466	$2,422,921	$561,812	$2,417,357

Total assets	$3,134,537	$3,019,639	$3,092,996	$3,023,166	$1,200,269	$3,057,481

Deferred revenue	$319,735	$308,022	$289,217	$271,300	$152,944	$268,807

Current maturities of long-term debt	$19,772	$43,093	$10,339	$54,916	$42,088	$54,932

Long-term debt, net of current maturities	$788,010	$811,623	$1,066,548	$1,207,881	$337,622	$1,207,966

Total shareholders’ equity	$1,576,364	$1,425,231	$1,305,432	$1,080,117	$507,056	$1,102,170

(1)	Includes the results of InvestorForce from the January 29, 2013 acquisition date.
(2)	Includes the results of IPD from the November 30, 2012 acquisition date.
(3)	Includes the results of RiskMetrics and Measurisk from the June 1, 2010 and July 30, 2010 acquisition dates, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Such risk and uncertainties include, but are not limited to, those identified below and those discussed in Part I, Item 1A. “Risk Factors,” within this Annual Report on Form 10-K.

Overview

We are a leading global provider of investment decision support tools, including indexes, portfolio risk and performance analytics and corporate governance products and services. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), real estate, hedge funds and private wealth; financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of December 31, 2013, we had offices in 34 cities in 22 countries to help serve our diverse client base, with 52.6% of our revenue from clients in the Americas, 35.5% in Europe, the Middle East and Africa (“EMEA”) and 11.9% in Asia and Australia, based on revenues for the year ended December 31, 2013.

Our principal sales model in both of our business segments is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services, for an annual fee paid up-front. Additionally, our recurring subscriptions are increasingly related to our managed services offering whereby we oversee the production of risk and performance reports on behalf of our clients. Fees attributable to annual, recurring subscriptions are recorded as deferred revenues on our Consolidated Statement of Financial Condition and are recognized on our Consolidated Statement of Income as the service is rendered. Additionally, a portion of our revenues come from clients who use our indexes as the basis for index-linked investment products such as ETFs or as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generate a limited amount of our revenues from certain exchanges that use our indexes as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. We generate revenues from subscription agreements for the receipt of periodic benchmarks reports, digests, and other publications, which are most often associated with our products offered by IPD Group Limited (“IPD”), that are recognized upon delivery of such reports or data updates. We also receive revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services, overages relating to proxy research and voting services, licenses of historical data sales, fees relating to recovery of securities class action settlements and from certain products and services that are designed for one-time usage.

In evaluating our financial performance, we focus on revenue growth for the Company in total and by product category as well as operating profit growth. In addition, we focus on operating metrics, including Run Rates and retention rates, to manage the business. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our operating profits into excess cash in the future. Our revenue growth strategy includes: (a) expanding and deepening our relationships with investment institutions worldwide; (b) developing new and enhancing existing product offerings, including combining existing product features or data derived from our products to create new products; and (c) actively seeking to acquire products, technologies and companies that will enhance, complement or expand our client base and our product offerings.

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

The goal of these investments is to maximize our medium-term revenue and operating income growth, while at the same time ensuring that MSCI will remain a leading provider of investment decision support tools well into the future. As a result, the rate of growth of our investments may from time to time exceed that of our revenues, which would slow the growth of, or even reduce, our operating profit. For example, for the year ended December 31, 2013, our revenues grew by 9.0% but our operating income only grew by 7.1% compared to the year ended December 31, 2012 due, in part, to increased investment in the business. We anticipate that our increases in spending in areas such as sales, client service, information technology and product development in the year ending December 31, 2014 will continue to exceed the rate of growth of our revenues and will again slow the growth of our operating profit. However, we believe these investments will result in higher revenue and operating profit growth over the medium-term.

Operating Segments

We operate as two segments: the Performance and Risk business and the Governance business. See Note 14, “Segment Information” of the Notes to the Consolidated Financial Statements included herein for further information about MSCI’s operating segments.

Our Performance and Risk business is a leading global provider of investment decision support tools, including equity indexes, real estate indexes and benchmarks, portfolio risk and performance analytics, credit analytics and environmental, social and governance (“ESG”) products. Our Performance and Risk products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management, regulatory and client reporting, index-linked investment product creation, asset allocation, the assessment of corporate management of ESG risks and opportunities, investment manager selection and investment research. The flagship products within our Performance and Risk business are our global equity indexes and ESG products marketed under the MSCI and MSCI ESG Research brands, our real estate indexes and analytics marketed under the IPD brand, our market and credit risk analytics marketed under the RiskMetrics and Barra brands, our performance reporting products and services offered to the investment consultant community marketed under the InvestorForce brand, our portfolio risk and performance analytics marketed under the Barra brand and our valuation models and risk management software for the energy and commodities markets marketed under the FEA brand.

Our Governance business is a leading provider of corporate governance products and services to institutional investors and corporations around the world. Among other things, the Governance business facilitates the voting of proxies by institutional investors and provides in-depth research and analysis to help inform voting decisions and identify issuer-specific risk. The Governance business offers both global equity security coverage and fully integrated products and services, including proxy voting; policy creation, application and management; research; vote recommendations; vote execution; post-vote disclosure and reporting; and data and analytical tools. It also provides securities class action monitoring and claims filing services to aid institutional investors in the recovery of funds from securities class action settlements. Within a firewall designed to separate it from the rest of the Governance business, ISS Corporate Services also provides products and services to corporate clients who may use those products and services to learn about and improve their governance and executive compensation practices. The flagship products within our Governance business are our governance research, our outsourced proxy voting and reporting services and our executive compensation analytics tools marketed under the ISS brand. On March 31, 2013, we sold our CFRA product line, which offered clients specialized financial research and analysis services.

On October 31, 2013, we announced that we had engaged Morgan Stanley to explore strategic alternatives for the Governance business, including the potential divestiture or other separation of the entire business. There can be no assurance that the process of exploring these strategic alternatives will result in a transaction or that any transaction will ultimately be consummated. In addition, an adverse outcome from the pursuit of the strategic alternatives could lead to potential future impairment charges.

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

Key Financial Metrics and Drivers

Revenues

Our revenues are grouped into the following five product and/or service categories:

Index and ESG

This category includes subscription fees from MSCI equity index data and IPD and ESG research and analytics products, fees based on assets in investment products linked to our equity indexes, fees from non-recurring licenses of our equity index historical data and fees from real estate and custom indexes. We also generate a limited amount of revenues based on the trading volume of futures and options contracts linked to our indexes.

Clients typically subscribe to equity index data modules for use by a specified number of users at a particular location. Clients may select delivery from us or delivery via a third-party vendor. We are able to grow our revenues for data subscriptions by expanding the number of client users and their locations and the number of third-party vendors the client uses for delivery of our data modules. The increasing scope and complexity of a client’s data requirements beyond standard data modules, such as requests for historical data or customized indexes, also provide opportunities for further revenue growth from an existing client. Clients who utilize our ESG research and analytics products and services pay an annual subscription fee and access these products and services via a web-based application, data feed or third-party vendor.

Revenues from our index-linked investment product licenses, such as ETFs, increase or decrease as a result of changes in value of the assets in the investment products. These changes in the value of the assets in the investment products can result from equity market price changes, investment inflows and outflows and changes in foreign currency exchange rates. In most cases, fees for these licenses are paid quarterly in arrears and are calculated by multiplying a negotiated basis point fee (which in some cases may be based on a product provider’s total expense ratio) times the average daily assets in the investment product for the most recent period.

Risk Management Analytics Products

This category includes revenues from annual, recurring subscriptions to our risk management analytics products including our two major products, RiskManager and BarraOne. We have increasing recurring subscriptions to our managed services offering in which our staff oversee the production of risk and performance reports on behalf of our clients. Other products in this category include HedgePlatform, InterSight, DataMetrics, Wealthbench, Credit Manager and InvestorForce. The products offer a consistent risk assessment framework for managing and monitoring investments in a variety of asset classes across an organization. We are able to grow our revenues by licensing additional users and locations as well as selling additional products and services.

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

BarraOne, powered by the Barra Integrated Model, provides clients with global, multi-asset class risk analysis using Barra fundamental factors. The product is accessed by clients via a secure, interactive web-based session, web services or on an outsourced basis.

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

Barra Aegis is a sophisticated software application for equity risk management and portfolio analysis that is powered by our proprietary equity risk data. It is an integrated suite of equity investment analytics modules, specifically designed to help clients actively manage their equity risk against their expected returns, identify returns attributable to stock selection skills and back-test portfolio construction strategies over time. Barra Aegis also provides a factor-based performance attribution module, which allows clients to analyze realized returns relative to certain risk factors. A base subscription for use in portfolio analysis typically involves a subscription to Barra Aegis and various risk data modules. A client may add portfolio performance attribution, optimization tools, process automation tools or other features to its Barra Aegis subscription. By licensing the client to receive additional software modules and risk data, or increasing the number of permitted client users or client locations, we can increase our revenues per client further.

Barra Portfolio Manager is an integrated risk and performance platform that is designed to help fund managers and their teams gain additional portfolio insight, manage a more systematic investment process and make faster, more informed investment decisions. The hosted interactive user interface allows users to construct portfolios and back-test their strategies using the Barra Optimizer. It also allows users to decompose the risk and attribute the return of their portfolios according to Barra models. The platform supports optional data management services that allow users to outsource the loading and reconciliation of their portfolio and other proprietary data.

Our Barra Equity Models Direct risk data is distributed directly to clients who then integrate it into their own software applications or upload the risk data onto third-party applications. The proprietary risk data in Barra Equity Models Direct is also available via third-party vendors. A base subscription to our Equity Models Direct product provides equity risk data for a set fee that authorizes one to two users. By licensing the client to receive equity risk model data for additional countries, or increasing the number of permitted client users or client locations, we can further increase our revenues per client.

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

Governance

Our governance offerings consist of corporate governance products and services, including proxy research, data and analytics, recommendation and voting services for asset owners and asset managers, as well as data and advisory services for corporations. It also includes securities class action monitoring and claims filing services to aid institutional investors in the recovery of funds from securities class action settlements. The substantial majority of the revenues are annual, subscription-based revenues. The largest portion of our non-recurring revenues is included in this category as a result of advisory and consulting services and overages relating to the proxy research and voting services.

See Part I, Item 1. “Business—Business Segments, Products and Services” for additional details regarding the products and services that we offer.

Operating Metrics

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of our total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as our “Run Rate.” The Run Rate at a particular point in time represents the forward-looking revenues for the next 12 months from all subscriptions and investment product licenses we currently provide to our clients under renewable contracts or agreements assuming all contracts or agreements that come up for renewal are renewed and assuming then-current currency exchange rates. For any license where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects for ETF fees, the market value on the last trading day of the period, and for non-ETF funds and futures and options, the most recent periodic fee earned under such license or subscription. The December 31, 2012 Run Rate for IPD products was approximated using the trailing 12 months of revenues primarily adjusted for estimates for non-recurring sales, new sales and cancellations. The Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal during the period and determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date.

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

•

fluctuations in asset-based fees, which may result from changes in certain investment products’ total expense ratios, market movements or from investment inflows into and outflows from investment products linked to our indexes;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;

•	price changes;

•	revenue recognition differences under U.S. GAAP;

•	fluctuations in foreign exchange rates; and

•	the impact of acquisitions and dispositions.

The following table sets forth our Run Rates and the percentage growth over the periods indicated:

	As of			Comparison of
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2013 to 2012	December 31, 2012 to 2011
	(in thousands)
Run Rates
Index and ESG products:
Subscriptions	$371,511	$338,006	$269,780	9.9%	25.3%
Asset-based fees	158,305	127,072	119,706	24.6%	6.2%

Index and ESG products totals	529,816	465,078	389,486	13.9%	19.4%
Risk management analytics	290,655	262,108	250,967	10.9%	4.4%
Portfolio management analytics	103,125	109,836	118,354	(6.1%)	(7.2%)
Energy and commodity analytics	11,302	13,128	14,928	(13.9%)	(12.1%)
Governance	115,482	117,261	108,251	(1.5%)	8.3%

Total Run Rate	$1,050,380	$967,411	$881,986	8.6%	9.7%

Subscription total	$892,075	$840,339	$762,280	6.2%	10.2%
Asset-based fees total	158,305	127,072	119,706	24.6%	6.2%

Total Run Rate	$1,050,380	$967,411	$881,986	8.6%	9.7%

December 31, 2013 Compared to December 31, 2012

Total Run Rate grew by $83.0 million to $1,050.4 million as of December 31, 2013 compared to December 31, 2012. Total subscription Run Rate grew by $51.7 million to $892.1 million as of December 31, 2013 compared to December 31, 2012. Excluding the impact of the acquisition of Investor Force Holdings, Inc. (“InvestorForce”) as well as the disposition of the CFRA product line, total subscription Run Rate grew by $50.4 million as of December 31, 2013 compared to December 31, 2012.

Subscription Run Rate from the index and ESG products grew by $33.5 million to $371.5 million at December 31, 2013 relative to December 31, 2012, driven by growth in equity index benchmark and data products.

On October 2, 2012, The Vanguard Group, Inc. announced its decision to change the target benchmarks of 22 of its ETFs from MSCI’s equity indexes (the “Vanguard ETFs”). As a result of this announcement, we excluded the $138.5 billion of assets in the 22 Vanguard ETFs linked to MSCI equity indexes as of December 31, 2012 for purposes of calculating the index and ESG asset-based fee Run Rate, which resulted in a decrease of $24.8 million. The average value of assets in the 22 Vanguard ETFs linked to MSCI equity indexes was $122.1 billion for the year ended December 31, 2012 compared to the total average value of assets in ETFs linked to MSCI equity indexes of $349.1 billion.

Asset-based fee Run Rate from index and ESG products increased by $31.2 million to $158.3 million at December 31, 2013 compared to December 31, 2012. The increase was primarily driven by inflows into and higher market performance by ETFs linked to MSCI indexes. The asset-based fee Run Rate at December 31, 2012 excludes the Vanguard ETFs that later switched benchmarks.

As of December 31, 2013, assets under management (“AUM”) in ETFs linked to MSCI indexes were $332.9 billion, down $69.4 billion, or 17.3%, compared to December 31, 2012. During the year ended December 31, 2013, MSCI-linked ETFs were impacted by market increases of $33.9 billion and net outflows of $103.3 billion. If the AUM related to those Vanguard ETFs which transitioned earlier in 2013 were excluded from the December 31, 2012 balance, AUM in ETFs linked to MSCI indexes would have risen $69.1 billion, or 26.2%, compared to December 31, 2012.

Risk management analytics products Run Rate increased $28.5 million to $290.7 million at December 31, 2013 compared to December 31, 2012. Excluding the impact attributable to InvestorForce, Run Rate grew by $18.2 million. Run Rate continued to benefit from solid growth in the RiskManager and BarraOne products. Changes in foreign currency positively benefited Run Rate by $1.2 million compared to December 31, 2012.

Portfolio management analytics products Run Rate declined $6.7 million to $103.1 million at December 31, 2013 from December 31, 2012. Year-over-year Run Rate was negatively impacted, in part, by product swaps totaling $1.1 million and by changes in foreign currency exchange rates, which lowered Run Rate by an additional $2.4 million.

Energy and commodity analytics products Run Rate declined to $11.3 million at December 31, 2013, down $1.8 million from December 31, 2012.

Governance products Run Rate declined by $1.8 million to $115.5 million at December 31, 2013 compared to December 31, 2012. Excluding the impact of the sale of the CFRA product line from December 31, 2012, Run Rate grew by $7.2 million reflecting strong growth in the Run Rate of executive compensation data and analytics products and services.

December 31, 2012 Compared to December 31, 2011

Total Run Rate grew by $85.4 million to $967.4 million as of December 31, 2012 compared to December 31, 2011. The December 31, 2012 Run Rate includes $39.5 million that was associated with the IPD acquisition. The Run Rate for IPD was approximated using the trailing 12 months of revenues primarily adjusted for estimates for non-recurring sales, new sales, and cancellations. Excluding the impact of the acquisition of IPD, total Run Rate grew by $45.9 million. Total subscription Run Rate grew by $78.1 million to $840.3 million as of December 31, 2012 compared to December 31, 2011. Changes in foreign currency rates reduced Run Rate by $0.9 million as of December 31, 2012 relative to December 31, 2011.

Subscription Run Rate from the index and ESG products grew by $68.2 million to $338.0 million at December 31, 2012 relative to December 31, 2011. Excluding the impact of subscription Run Rate attributable to IPD products, the subscription Run Rate from index and ESG products grew by $28.7 million, driven by growth in equity index benchmark products and ESG products.

Asset-based fee Run Rate from index and ESG products increased by $7.4 million to $127.1 million at December 31, 2012 compared to December 31, 2011. The increase was primarily driven by higher overall levels of AUM in ETFs linked to MSCI indexes, partially offset by the loss of the Vanguard ETFs. Excluding the impact of the Vanguard ETFs at December 31, 2011, asset-based fee Run Rate would have grown by $25.4 million, or 25.0%.

As of December 31, 2012, AUM in ETFs linked to MSCI indexes were $402.3 billion, up $100.7 billion, or 33.4%, compared to December 31, 2011. During the year ended December 31, 2012, MSCI-linked ETFs were impacted by market increases of $44.1 billion and net inflows of $56.6 billion. Excluding the Vanguard ETFs, AUM in MSCI-linked ETFs would have been $263.8 billion, up $61.7 billion, or 30.6%, compared to December 31, 2011.

Risk management analytics products Run Rate increased $11.1 million to $262.1 million at December 31, 2012 compared to December 31, 2011. Run Rate continued to benefit from solid growth in the HedgePlatform and BarraOne products. Changes in foreign currency positively benefited Run Rate by $0.4 million compared to December 31, 2011.

Portfolio management analytics products Run Rate declined $8.5 million to $109.8 million at December 31, 2012 from December 31, 2011. Year-over-year Run Rate was negatively impacted, in part, by product swaps totaling $3.0 million and by changes in foreign currency exchange rates, which lowered Run Rate by an additional $1.9 million.

Energy and commodity analytics products Run Rate declined to $13.1 million at December 31, 2012, down $1.8 million from December 31, 2011.

Governance products Run Rate increased $9.0 million to $117.3 million at December 31, 2012 compared to December 31, 2011, reflecting strong growth in the sales of our compensation data and analytics products, as well as gains in our institutional proxy research and voting products.

Changes in Run Rate between periods may be attributable to, among other things, increases from new subscriptions, decreases from cancellations, increases or decreases, as the case may be, from the change in the value of assets of investment products linked to MSCI indexes, the change in trading volumes of futures and options contracts linked to MSCI indexes, price changes, fluctuations in foreign exchange rates and the impact of acquisitions and dispositions.

Net New Recurring Subscription Sales

The following table sets forth our net new recurring subscription sales:

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)

New recurring subscription sales	$128,363	$118,865	$132,015
Subscription cancellations	(72,987)	(78,586)	(71,976)

Net new recurring subscription sales	$55,376	$40,279	$60,039

Retention Rates

Other key metrics are our “Aggregate Retention Rate” and “Core Retention Rate,” which are collectively referred to as “Retention Rates.” These metrics are important because subscription cancellations decrease our Run Rate and ultimately our operating revenues. The annual Aggregate Retention Rate represents the retained subscription Run Rate (beginning subscription Run Rate less actual cancels during the year) as a percentage of the subscription Run Rate at the beginning of the fiscal year. If a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation for purposes of calculating our Aggregate Retention Rate. Our Core Retention Rate is calculated in the same way as our Aggregate Retention Rate, except that the Core Retention Rate does not treat switches between products as a cancellation. Our Aggregate and Core Retention Rates are computed on a product-by-product basis. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction. We do not calculate Aggregate or Core Retention Rates for that portion of our Run Rate attributable to assets in investment products linked to our indexes or to trading volumes of futures and options contracts linked to our indexes. Aggregate and Core Retention Rates for a non-annual period reflect the annualization of the cancels recorded in the period.

The following table sets forth our Aggregate Retention Rates by product category for the periods indicated for the years ended December 31, 2013, 2012 and 2011:

	Index and ESG	Risk Management Analytics	Portfolio Management Analytics	Energy and Commodity Analytics	Governance	Total
2013
Qtr Ended March 31,	95.0%	93.5%	81.7%	90.1%	90.0%	92.1%
Qtr Ended June 30,	94.0%	92.5%	87.0%	86.0%	92.9%	92.3%
Qtr Ended September 30,	94.7%	92.3%	89.1%	80.2%	88.5%	92.2%
Qtr Ended December 31,	90.7%	87.2%	88.9%	54.5%	90.1%	88.7%
Year Ended December 31,	93.6%	91.4%	86.7%	77.7%	90.4%	91.3%

2012
Qtr Ended March 31,	94.5%	93.9%	91.9%	90.2%	88.7%	93.0%
Qtr Ended June 30,	94.9%	90.0%	84.2%	85.5%	92.1%	91.0%
Qtr Ended September 30,	94.0%	88.5%	84.9%	76.6%	91.1%	90.0%
Qtr Ended December 31,	90.4%	84.4%	78.0%	60.4%	83.6%	84.9%
Year Ended December 31,	93.4%	89.0%	84.7%	78.1%	88.9%	89.7%

2011
Qtr Ended March 31,	95.0%	94.2%	88.6%	76.9%	85.0%	91.8%
Qtr Ended June 30,	92.8%	92.2%	91.4%	88.8%	90.4%	91.9%
Qtr Ended September 30,	95.2%	92.1%	86.6%	89.3%	86.2%	91.3%
Qtr Ended December 31,	89.3%	80.8%	87.2%	75.0%	80.6%	84.5%
Year Ended December 31,	93.1%	89.5%	88.4%	82.5%	85.6%	89.8%

The following table sets forth our Core Retention Rates by product category for the periods indicated for the years ended December 31, 2013, 2012 and 2011:

	Index and ESG	Risk Management Analytics	Portfolio Management Analytics	Energy and Commodity Analytics	Governance	Total
2013
Qtr Ended March 31,	95.0%	93.9%	82.8%	90.1%	90.2%	92.4%
Qtr Ended June 30,	94.1%	93.1%	87.5%	86.0%	92.9%	92.6%
Qtr Ended September 30,	94.8%	92.3%	90.3%	80.2%	88.5%	92.4%
Qtr Ended December 31,	90.9%	87.3%	90.1%	54.5%	90.1%	89.0%
Year Ended December 31,	93.7%	91.6%	87.7%	77.7%	90.4%	91.6%

2012
Qtr Ended March 31,	94.6%	94.0%	92.2%	90.7%	88.7%	93.1%
Qtr Ended June 30,	95.0%	92.0%	87.0%	85.5%	92.2%	92.2%
Qtr Ended September 30,	94.0%	89.3%	86.5%	77.1%	91.2%	90.6%
Qtr Ended December 31,	90.5%	84.4%	83.6%	60.4%	83.8%	85.9%
Year Ended December 31,	93.5%	89.8%	87.3%	78.4%	89.0%	90.4%

2011
Qtr Ended March 31,	95.2%	94.2%	89.9%	76.9%	85.0%	92.1%
Qtr Ended June 30,	92.8%	92.7%	93.2%	88.8%	90.4%	92.4%
Qtr Ended September 30,	95.2%	92.1%	88.3%	91.3%	86.3%	91.6%
Qtr Ended December 31,	89.3%	81.0%	88.3%	75.0%	80.6%	84.8%
Year Ended December 31,	93.1%	90.0%	89.9%	83.0%	85.6%	90.2%

The quarterly Retention Rates are calculated by annualizing the cancellations for which we have received a notice of termination or non-renewal during the quarter and we have determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Retention Rate for the quarter.

For example, in the fourth quarter of 2013, we recorded cancellations of $23.8 million. To derive the Aggregate Retention Rate for the fourth quarter, we annualized the actual cancellations during the quarter of $23.8 million to derive $95.0 million of annualized cancellations. This $95.0 million was then divided by the $840.3 million subscription Run Rate at the beginning of the year to derive a cancellation rate of 11.3%. The 11.3% was then subtracted from 100.0% to derive an Aggregate Retention Rate of 88.7% for the fourth quarter.

For the calculation of the Core Retention Rate the same methodology was used except the amount of cancellations in the quarter was reduced by the amount of product swaps. For example, in fourth quarter 2013 we had product swaps of $0.6 million which was subtracted from the $23.8 million of actual cancels to derive core cancels of $23.1 million. This $23.1 million was annualized to derive $92.6 million of annualized cancellations which was then divided by the $840.3 million subscription Run Rate at the beginning of the year to derive a cancellation rate of 11.0%. The 11.0% was then subtracted from 100.0% to derive the Core Retention Rate of 89.0% for the fourth quarter.

For the year ended December 31, 2013, 32.5% of our cancellations occurred in the fourth fiscal quarter. Historically, Retention Rates have generally been higher during the first three quarters and lower in the fourth fiscal quarter.

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

Selling, General and Administrative

This category includes compensation and benefits costs for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology and corporate administration personnel. As with cost of services, the largest expense in this category is compensation and benefits. As such, it generally contributes to a majority of our expense increases from period to period, reflecting compensation increases for current staff and increased staffing levels. Other significant expenses were for occupancy, third-party consulting costs and information technology.

Restructuring

During the year ended November 30, 2010, MSCI’s management approved, committed to and initiated a plan to restructure the Company’s operations due to its acquisition of RiskMetrics Group, LLC (formerly RiskMetrics Group, Inc., “RiskMetrics”). The plan was substantially completed by December 31, 2011. Restructuring included expenses associated with the elimination of overlapping positions and duplicative occupancy costs, the termination of overlapping vendor contracts and the discontinuance of the planned integration of a product into RiskMetrics’ standard product offering suite.

Amortization of Intangible Assets

Amortization of intangibles expense relates to the definite-lived intangible assets arising from the acquisitions of Barra, LLC (formerly Barra, Inc., “Barra”) in June 2004, RiskMetrics in June 2010, Measurisk, LLC (“Measurisk”) in July 2010, IPD in November 2012, and InvestorForce in January 2013, as well as capitalized software development costs. Our intangible assets consist of customer relationships, trademarks and trade names, technology and software, proprietary processes and data and non-competition agreements. We amortize definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. We have no indefinite-lived intangibles. The intangible assets have remaining useful lives ranging from one to 20 years.

Depreciation and amortization of property, equipment and leasehold improvements

This category consists of expenses related to depreciating or amortizing the cost of furniture and fixtures, computer and related equipment and leasehold improvements over the estimated useful life of the assets.

Other Expense (Income), net

This category consists primarily of interest we pay on our credit facilities, interest we collect on cash and short-term investments, foreign currency gains and losses as well as other non-operating income and expense items.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe the estimates and judgments upon which we rely are reasonable based upon information available to us at the time these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, share-based compensation, research and development, income taxes, deferred revenue, goodwill, intangible assets, allowance for doubtful accounts and accrued compensation. If different assumptions or conditions were to be utilized, the results could be materially different from our reported results.

Revenue Recognition

In general, we apply SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” in determining revenue recognition. Accordingly, we recognize revenue when all the following criteria are met:

•	We have persuasive evidence of a legally binding arrangement,

•	Delivery has occurred,

•	Client fee is deemed fixed or determinable, and

•	Collection is probable.

When a sales arrangement requires the delivery of more than one product and service, revenue is recognized pursuant to the requirements of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25, “Revenue Arrangements with Multiple Deliverables.” Under the provisions of ASC Subtopic 605-25, elements within a multi-deliverable arrangement should be considered separate units of accounting if all of the following criteria are met:

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

We provide products and services to our clients under various software and non-software related arrangements. We have signed contracts with substantially all clients that set forth the fees to be paid for our products and services. Further, we regularly assess the receivable balances for each client for collectability. Our application service license arrangements generally do not include acceptance provisions, which generally allow a client to test the solution for a defined period of time before committing to the license. If a license agreement includes an acceptance provision, we do not recognize subscription revenues until the earlier of the receipt of a written client acceptance or, if not notified by the client that it is cancelling the license agreement, the expiration of the acceptance period.

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

In most cases, we recognize revenues from subscription arrangements ratably over the term of the license agreement pursuant to contract terms. The contracts state the terms under which these fees are to be calculated. The fees are recognized as we supply the product and service to the client over the license period and are generally billed in advance prior to the license start date. When implementation services are included, we recognize revenues allocated to the subscription ratably from the date the application is put into production to the end of the license period. Revenues associated with the implementation services are recognized ratably over the period the client is expected to benefit from those services. For products and services whose fees are based on estimated AUM linked to our indexes, or contract values related to futures and options, we recognize revenues based on estimates from independent third-party sources or the most recently reported information from the client. Revenues from subscription agreements for the receipt of periodic benchmarks reports, digests, and other publications, which are most often associated with our IPD products, are recognized upon delivery of such reports or data updates.

Our software-related arrangements do not require significant modification or customization of any underlying software applications being licensed. Accordingly, we recognize software revenues pursuant to the requirements of ASC Subtopic 985-605, “Software-Revenue Recognition.” Our subscription agreements for software products include provisions that, among other things, would allow clients to receive unspecified, when and if available, future software upgrades for no additional fee as well as the right to use the software products with maintenance and technical support for the term of the agreement, which is typically one year. Software agreements may include other consulting and professional services. In accordance with ASC Subtopic 985-605, we do not have vendor specific objective evidence for these elements and therefore recognize software related revenue upon delivery, then ratably over the term of the license agreement.

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

The fair value of MSCI restricted stock units (“RSUs”) is measured as the closing price of MSCI’s common stock on the day prior to grant. Restricted stock units subject to performance conditions (“PSUs”) are based on performance measures that impact the amount of shares that each recipient will receive upon vesting. PSUs are granted at fair market value, which is measured as the closing price of MSCI’s common stock on the day prior to grant.

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

Research and Development Costs

We account for research and development costs in accordance with ASC Subtopic 730-10, “Research and Development.” ASC Subtopic 730-10 requires that research and development costs generally be expensed as incurred. The majority of our research and development costs are incurred in developing, reviewing and enhancing the methodologies and data models offered within our product portfolio. Research and development costs included in the Consolidated Statements of Income were $93.6 million, $95.5 million and $90.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We apply the provisions of ASC Subtopic 350-40, “Internal Use Software,” and account for the cost of computer software by capitalizing qualifying costs, which are incurred during the application development stage. The amounts capitalized include external direct costs of services used in developing software and the payroll and payroll-related costs of employees directly associated with the development activities. Additionally, costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements provide additional functionality to the software. We capitalized $3.3 million of costs related to developed software in the Consolidated Statement of Financial Condition for the year ended December 31, 2013. There were no costs capitalized related to developed software in the Consolidated Statement of Financial Condition for the year ended December 31, 2012.

Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the related product, which is typically three to five years, beginning with the date the software is placed into service. Costs incurred in the preliminary and post-implementation stages of our products are expensed as incurred.

Income Taxes

Income tax expense is provided for using the asset and liability method, under which deferred tax assets and deferred tax liabilities are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

We regularly assess the likelihood of additional assessments in each of the taxing jurisdictions in which we are required to file income tax returns. We recorded additional tax expense related to open tax years, which we believe is adequate in relation to the potential for assessments. These amounts have been recorded in “Other non-current liabilities” on the Consolidated Statement of Financial Condition. We believe the resolution of tax matters will not have a material effect on our consolidated financial condition. However, to the extent we are required to pay amounts in excess of our reserves, a resolution could have a material impact on our Consolidated Statement of Income for a particular future period. In addition, an unfavorable tax settlement could require use of cash and result in an increase in the effective tax rate in the period in which such resolution occurs.

Deferred Revenue

Deferred revenues represent amounts billed to customers for products and services in advance of delivery. Our clients generally pay subscription fees annually or quarterly in advance. Deferred revenue is generally amortized over the service period as revenue recognition criteria are met. Where the service period has not begun and the client has not paid or the contract has not been renewed, deferred revenues and accounts receivable are not recognized.

Goodwill

Goodwill is recorded as part of our acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. Our goodwill relates to the acquisitions of Barra, RiskMetrics, Measurisk, IPD and InvestorForce. Our goodwill is not amortized, but rather is subject to an impairment test each year, or more often if conditions indicate impairment may have occurred, pursuant to ASC Topic 350, “Intangibles—Goodwill and Other.”

We test goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events and circumstances exist. The testing for impairment is performed at the reporting unit level, which is deemed to be at the level of the MSCI operating segments. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of impairment. Additionally, if the book value of a reporting unit is zero or a negative value and it is determined that it is more likely than not that the goodwill is impaired, further analysis is required. As the estimated fair value of its reporting units exceeded their respective book value on the testing dates, no impairment of goodwill was recorded during the years ended December 31, 2013, 2012 and 2011.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded when it is probable and estimable that a receivable will not be collected. Changes in the allowance for doubtful accounts from December 31, 2010 to December 31, 2013 were as follows:

(in thousands)	Amount
Balance as of December 31, 2010	$877
Addition to provision	545
Amounts written off, net of recoveries	(565)

Balance as of December 31, 2011	857
Addition to provision	403
Amounts written off, net of recoveries	(296)

Balance as of December 31, 2012	$964
Addition to provision	876
Amounts written off, net of recoveries	(560)

Balance as of December 31, 2013	$1,280

Accrued Compensation

We make significant estimates in determining our accrued non-stock based compensation and benefits expenses. A significant portion of our employee incentive compensation programs are discretionary. Each year end we determine the amount of discretionary cash bonus pools. We also review compensation and benefits expenses throughout the year to determine how overall performance compares to management’s expectations. We take these and other factors, including historical performance, into account in reviewing accrued discretionary cash compensation estimates quarterly and adjusting accrual rates as appropriate. Changes to these factors could cause a material increase or decrease in the amount of expense that we report in a particular period. Accrued non-stock-based compensation and related benefits as of December 31, 2013 was $113.0 million.

Factors Affecting the Comparability of Results

Acquisition of InvestorForce

On January 29, 2013, we acquired InvestorForce to enhance our position as a leader in performance analysis and risk transparency and to further our goal of providing investment decision support tools to institutional investors across all client segments and asset classes. See Note 9, “Goodwill and Intangible Assets” of the Notes to the Consolidated Financial Statements included herein for further information. The results of InvestorForce were included in our results of operations from its acquisition date of January 29, 2013.

Acquisition of IPD

On November 30, 2012, we acquired IPD to expand the Company’s multi-asset class offering by integrating private real estate assets into its models, as well as adding a family of real estate benchmarks to the Company’s family of equity indexes. See Note 9, “Goodwill and Intangible Assets” of the Notes to the Consolidated Financial Statements included herein for further information. The results of IPD were included in our results of operations from its acquisition date of November 30, 2012.

Restructuring

We initiated restructuring activities during the third quarter of 2010 and the plan was substantially completed by December 31, 2011. See “Results of Operations—Year Ended December 31, 2012 Compared to Year Ended December 31, 2011—Restructuring” below for further information about MSCI’s restructuring-related activities and costs.

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

On May 4, 2012, we amended and restated our 2010 Credit Facility (the credit agreement as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured five-year Term Loan A Facility in an aggregate amount of $880.0 million (the “2012 Term Loan”) and a $100.0 million senior secured revolving facility (the “2012 Revolving Credit Facility”). The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to repay the remaining outstanding principal of the then-existing 2011 Term Loan. The 2012 Term Loan and the 2012 Revolving Credit Facility was to mature on May 4, 2017.

At December 31, 2013, the 2012 Term Loan, as amended, bore interest of LIBOR plus 2.00%, or 2.17%.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	For the Years Ended
	December 31, 2013	December 31, 2012	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$1,035,667	$950,141	$85,526	9.0%
Operating expenses:
Cost of services	328,311	288,075	40,236	14.0%
Selling, general and administrative	255,345	233,183	22,162	9.5%
Restructuring	—	(51)	51	(100%)
Amortization of intangible assets	58,203	63,298	(5,095)	(8.0%)
Depreciation and amortization of property, equipment and leasehold improvements	22,302	18,700	3,602	19.3%

Total operating expenses	664,161	603,205	60,956	10.1%

Operating income	371,506	346,936	24,570	7.1%
Other expense, net	25,885	57,527	(31,642)	(55.0%)

Provision for income taxes	123,064	105,171	17,893	17.0%

Net income	$222,557	$184,238	$38,319	20.8%

Earnings per basic common share	$1.85	$1.50	$0.35	23.3%

Earnings per diluted common share	$1.83	$1.48	$0.35	23.6%

Operating margin	35.9%	36.5%

Operating Revenues

	For the Years Ended
	December 31, 2013	December 31, 2012	Increase/(Decrease)
	(in thousands)
Index and ESG:
Subscriptions	$366,674	$300,630	$66,044	22.0%
Asset-based fees	149,486	140,883	8,603	6.1%

Total index and ESG	516,160	441,513	74,647	16.9%
Risk management analytics	279,353	260,276	19,077	7.3%
Portfolio management analytics	105,461	116,133	(10,672)	(9.2%)
Energy and commodity analytics	12,390	9,068	3,322	36.6%
Governance	122,303	123,151	(848)	(0.7%)

Total operating revenues	$1,035,667	$950,141	$85,526	9.0%

Recurring subscriptions	860,730	784,331	76,399	9.7%
Asset-based fees	149,486	140,883	8,603	6.1%
Non-recurring revenue	25,451	24,927	524	2.1%

Total operating revenues	$1,035,667	$950,141	$85,526	9.0%

Total operating revenues for the year ended December 31, 2013 increased 9.0% to $1,035.7 million compared to $950.1 million for the year ended December 31, 2012. The growth was comprised of increases in index and ESG subscription revenues and risk management analytics, partially offset by a decrease in portfolio management analytics. Excluding the impact of revenues attributable to IPD from January 1, 2013 to November 30, 2013 (the “IPD Exclusion Period”), InvestorForce and CFRA, revenues grew by 4.4%.

During the year ended December 31, 2012, as a result of a one-time non-cash adjustment, we recorded a $5.2 million cumulative revenue reduction to correct an immaterial error related to revenues previously reported through December 31, 2011. See Note 1, “Introduction and Basis of Presentation,” of the Notes to the Consolidated Financial Statements included herein for further information. Previously, our policy resulted in the immediate recognition of a substantial portion of the revenue for certain energy and commodity analytics product related contracts, the terms of which were generally one year. However, it was determined that the entire license fee related to these contracts should be recognized ratably over the term of the license. As such, we made the cumulative adjustment effective January 1, 2012 and started recognizing revenue for all contracts still in effect as of this date ratably over the remainder of the term. We began recognizing revenue ratably over the contract term for any new contracts entered into on or after January 1, 2012.

Revenues related to index and ESG products increased 16.9% to $516.2 million for the year ended December 31, 2013 compared to $441.5 million for the year ended December 31, 2012. Excluding the impact of revenues attributable to the IPD Exclusion Period, revenues grew by 7.3%.

Subscription revenues from the index and ESG products increased 22.0% to $366.7 million for the year ended December 31, 2013 compared to $300.6 million for the year ended December 31, 2012. The increase in subscription revenues from the index and ESG products was driven primarily by the impact of revenues attributable to the IPD acquisition, as well as by increases in revenues attributable to our equity index benchmark products. Excluding the impact of subscription revenues attributable to the IPD Exclusion Period, revenues grew by $23.7 million, or 7.9%.

Asset-based fee revenues attributable to index and ESG products increased $8.6 million, or 6.1%, to $149.5 million for the year ended December 31, 2013 compared to $140.9 million for the year ended December 31, 2012. The year-over-year difference resulted from higher revenues from non-ETF passive funds and a change in the mix of ETFs linked to MSCI indexes, which more than offset a decline of $24.1 billion, or 6.9%, in the average value of assets in ETFs linked to MSCI indexes primarily related to the loss of the Vanguard ETFs. Included in the year ended December 31, 2013 were asset based fees of $3.3 million related to the Vanguard ETFs, compared to $21.8 million included in the year ended December 31, 2012.

The average value of assets in ETFs linked to MSCI equity indexes in the aggregate decreased 6.9% to $325.0 billion for the year ended December 31, 2013 compared to $349.1 billion for the year ended December 31, 2012. The switching of the Vanguard ETFs was completed by the end of June 2013. The average value of assets related to the Vanguard ETFs was $29.8 billion and $122.1 billion for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, the value of assets in ETFs linked to MSCI equity indexes was $332.9 billion, representing a decrease of 17.3% from $402.3 billion as of December 31, 2012. Of the $332.9 billion of assets in ETFs linked to MSCI equity indexes as of December 31, 2013, 53.0% were linked to indexes related to developed markets outside of the U.S., 27.7% were linked to emerging market indexes, 14.4% were linked to U.S. market indexes and 4.9% were linked to other global indexes.

The following table sets forth the value of assets in ETFs linked to MSCI indexes and the sequential change of such assets as of the periods indicated:

	Period Ended
	2012				2013
	March 31	June 30	September 30	December 31	March 31		June 30		September 30	December 31
	(amounts in billions)
AUM in ETFs linked to MSCI Indexes	$354.7	$327.4	$363.7	$402.3	$357.3		$269.7		$302.6	$332.9

Sequential Change in Value
Market Appreciation/(Depreciation)	$37.9	$(27.6)	$21.1	$12.7	$16.0		$(13.2)		$20.2	$10.9
Cash Inflow/(Outflow)	15.2	0.3	15.2	25.9	(61.0	)(1)	(74.4	)(1)	12.7	19.4

Total Change	$53.1	$(27.3)	$36.3	$38.6	$(45.0)		$(87.6)		$32.9	$30.3

Source: Bloomberg and MSCI

(1)	Includes the loss of $82.8 billion and $74.8 billion of AUM related to certain Vanguard ETFs as of March 31, 2013 and June 30, 2013, respectively.

The historical values of the assets in ETFs linked to our indexes as of the last day of the month and the monthly average balance can be found under the link “AUM in ETFs Linked to MSCI Indexes” on our website at http://ir.msci.com . This information is updated on the second U.S. business day of each month. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.

Revenues related to risk management analytics products increased $19.1 million, or 7.3%, to $279.4 million for the year ended December 31, 2013 compared to $260.3 million for the year ended December 31, 2012. The increase in risk management analytics revenues was driven primarily by the increases in revenues attributable to our RiskManager and Hedge Platform products, as well as by the impact of revenues attributable to InvestorForce. Excluding the impact of revenues attributable to InvestorForce, revenues grew by 3.9%.

Revenues related to portfolio management analytics products decreased 9.2% to $105.5 million for the year ended December 31, 2013 compared to $116.1 million for the year ended December 31, 2012. The decrease in revenues was the result of lower sales and elevated cancellations of equity analytics products in prior periods.

Revenues from energy and commodity analytics products increased $3.3 million, or 36.6%, to $12.4 million for the year ended December 31, 2013 compared to $9.1 million for the year ended December 31, 2012. Excluding the impact of the $5.2 million revenue adjustment recorded during the year ended December 31, 2012, revenues from our energy and commodity analytics products would have decreased $1.9 million compared to the year ended December 31, 2012.

Revenues related to our governance products decreased 0.7% to $122.3 million for the year ended December 31, 2013 compared to $123.2 million for the year ended December 31, 2012. The loss of the CFRA product line revenues was only partially offset by the growth in our executive compensation data and analytics products. Excluding the impact of revenues attributable to the CFRA product line, revenues from governance products grew by 5.6%.

Operating Expenses

Operating expenses increased $61.0 million, or 10.1%, to $664.2 million for the year ended December 31, 2013 compared to $603.2 million for the year ended December 31, 2012. The $61.0 million increase primarily reflects higher compensation costs.

The following table shows operating expenses by each of the categories:

	Years Ended
	December 31, 2013	December 31, 2012	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$243,725	$216,018	$27,707	12.8%
Non-compensation expenses	84,586	72,057	12,529	17.4%

Total cost of services	328,311	288,075	40,236	14.0%
Selling, general and administrative:
Compensation and benefits	175,945	157,185	18,760	11.9%
Non-compensation expenses	79,400	75,998	3,402	4.5%

Total selling, general and administrative	255,345	233,183	22,162	9.5%
Restructuring	—	(51)	51	(100.0%)
Amortization of intangible assets	58,203	63,298	(5,095)	(8.0%)
Depreciation of property, equipment and leasehold improvements	22,302	18,700	3,602	19.3%

Total operating expenses	$664,161	$603,205	$60,956	10.1%

Compensation and benefits	$419,670	$373,203	$46,467	12.5%
Non-compensation expenses	163,986	148,055	15,931	10.8%
Restructuring	—	(51)	51	(100.0%)
Amortization of intangible assets	58,203	63,298	(5,095)	(8.0%)
Depreciation of property, equipment and leasehold improvements	22,302	18,700	3,602	19.3%

Total operating expenses	$664,161	$603,205	$60,956	10.1%

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and have typically represented approximately 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels. As of December 31, 2013, the number of employees increased by 502 to 3,261 from 2,759 on December 31, 2012, reflecting the addition of InvestorForce and increased staffing levels, partially offset by the sale of the CFRA product line. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. Approximately 46.6% and 40.6% of our employees were located in emerging market centers as of December 31, 2013 and 2012, respectively.

Compensation and benefits costs for the year ended December 31, 2013, were $419.7 million, an increase of $46.5 million, or 12.5%, compared to $373.2 million for the year ended December 31, 2012. The increase in compensation and benefits costs primarily reflects $51.7 million of increased costs related to current staff and increased staffing levels, partially offset by $4.1 million of lower severance costs, $0.9 million of lower post-retirement and other expenses and $0.2 million of lower stock-based compensation expenses.

Non-compensation expenses for the year ended December 31, 2013 were $164.0 million, an increase of $15.9 million, or 10.8%, compared to $148.1 million for the year ended December 31, 2012. The increased costs associated with the IPD and InvestorForce acquisitions, in addition to increased travel, marketing costs and expenses as a result of the previously announced decision to explore strategic alternatives for our Governance segment, were partially offset by lower transaction-related expenses, information technology, other taxes and occupancy costs. The impact of the $3.8 million lease exit charge associated with vacating our 88 Pine Street office space in New York (the “Lease Exit Charge”) recognized in the year ended December 31, 2012 compared to a corresponding benefit of $0.4 million recognized in the year ended December 31, 2013 also decreased non-compensation expenses year over year.

Cost of Services

For the year ended December 31, 2013, total cost of services increased $40.2 million, or 14.0%, to $328.3 million compared to $288.1 million for the year ended December 31, 2012.

Within cost of services, compensation and benefits expenses for the year ended December 31, 2013 increased $27.7 million, or 12.8%, to $243.7 million compared to $216.0 million for the year ended December 31, 2012. The increase in compensation and benefits expenses was primarily impacted by the acquisitions of IPD and InvestorForce and an overall increase in staffing levels. Partially offsetting this were lower post-retirement and other expenses and lower severance costs.

Within cost of services, non-compensation expenses for the year ended December 31, 2013 increased $12.5 million, or 17.4%, to $84.6 million compared to $72.1 million for the year ended December 31, 2012. The increase was primarily driven by the acquisitions of IPD and InvestorForce, partially offset by the impact of the Lease Exit Charge recognized in the year ended December 31, 2012 compared to a corresponding benefit recognized in the year ended December 31, 2013.

Selling, General and Administrative

SG&A expenses increased 9.5% to $255.3 million for the year ended December 31, 2013 compared to $233.2 million for the year ended December 31, 2012.

Within SG&A, compensation and benefits expenses increased 11.9% to $175.9 million for the year ended December 31, 2013 compared to $157.2 million for the year ended December 31, 2012. Similar to compensation and benefits expenses in cost of services, the increase was primarily impacted by the acquisition of IPD and InvestorForce and an overall increase in staffing levels. Partially offsetting this were lower severance costs and lower equity compensation costs.

Within SG&A, non-compensation expenses for the year ended December 31, 2013 increased $3.4 million, or 4.5%, to $79.4 million compared to $76.0 million for the year ended December 31, 2012. The increase was primarily the result of increased costs associated with the IPD and InvestorForce acquisitions, along with expenses as a result of the previously announced decision to explore strategic alternatives for our Governance segment. This more than offset the lower transaction-related expenses, the impact of the Lease Exit Charge recognized in the year ended December 31, 2012 compared to a corresponding benefit recognized in the year ended December 31, 2013, other taxes and information technology costs.

Within SG&A, selling expenses increased 11.2% to $106.2 million and general and administrative expenses increased 8.3% to $149.1 million for the year ended December 31, 2013.

Amortization of Intangibles

For the year ended December 31, 2013, amortization of intangibles expense totaled $58.2 million compared to $63.3 million for the year ended December 31, 2012. The decrease primarily resulted from a portion of the intangible assets becoming fully amortized since the prior period, partially offset by the increased amortization of intangible assets resulting from the IPD and InvestorForce acquisitions.

Depreciation and amortization of property, equipment and leasehold improvements

For the years ended December 31, 2013 and 2012, depreciation and amortization of property, equipment and leasehold improvements totaled $22.3 million and $18.7 million, respectively. The increase was related to the impact of increased depreciation from the IPD and InvestorForce acquisitions, as well as the depreciation of hardware and software assets acquired to build out data centers in the second half of the year ended December 31, 2012.

Other Expense (Income), Net

Other expense (income), net for the year ended December 31, 2013 was $25.9 million, a decrease of $31.6 million, or 55.0%, compared to $57.5 million for the year ended December 31, 2012. For the year ended December 31, 2012, $20.6 million of expense was recognized related to the accelerated amortization of existing fees and the immediate recognition of new fees associated with our May 2012 debt refinancing compared to $1.4 million of expense recognized in the year ended December 31, 2013 associated with our December 2013 debt extension. The remaining difference was primarily the result of the impact on interest expense of lower average outstanding principal on our debt and lower associated interest rates.

Income Taxes

The provision for income tax expense was $123.1 million and $105.2 million for the years ended December 31, 2013 and 2012, respectively. These amounts reflect effective tax rates of 35.6% and 36.3% for the years ended December 31, 2013 and 2012, respectively.

The effective tax rate of 35.6% for the year ended December 31, 2013 reflects our operating tax rate adjusted for the impact of certain discrete items, the effect of which was to decrease our operating tax rate by 1.2 percentage points. Included in the discrete items was the benefit associated with the 2012 federal research and development credit, which was reinstated into law as of January 2, 2013, which decreased our effective tax rate for the year ended December 31, 2013 by 0.4 percentage points.

The effective tax rate of 35.6% for the year ended December 31, 2013 was lower than the prior year primarily because of the inclusion of the benefits associated with the federal research and development credit in our provision for income tax expense for the year ended December 31, 2013.

Segment Results of Operations

The table below reflects the results of operations by segment for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Performance and Risk	Governance	Total	Performance and Risk	Governance	Total
	(in thousands)

Operating revenues	$913,364	$122,303	$1,035,667	$826,990	$123,151	$950,141
Cost of services	273,821	54,490	328,311	228,072	60,003	288,075
Selling, general and administrative	219,957	35,388	255,345	199,221	33,962	233,183
Restructuring	—	—	—	(32)	(19)	(51)
Amortization of intangible assets	44,798	13,405	58,203	50,017	13,281	63,298
Depreciation expense	18,288	4,014	22,302	15,165	3,535	18,700

Total operating expenses	556,864	107,297	664,161	492,443	110,762	603,205

Operating income	356,500	15,006	371,506	334,547	12,389	346,936
Other expense (income), net			25,885			57,527

Income before provision for income taxes			345,621			289,409
Provision for income taxes			123,064			105,171

Net income			$222,557			$184,238

Performance and Risk

Total operating revenues for the Performance and Risk business increased $86.4 million, or 10.4%, to $913.4 million for the year ended December 31, 2013. The increase was primarily driven by higher asset-based fees from our index and ESG products, higher revenues in our equity index benchmark products, growth within our risk management analytics products, partially offset by lower revenues from portfolio management analytics.

Cost of services for the Performance and Risk business increased $45.7 million, or 20.1%, to $273.8 million for the year ended December 31, 2013. Within cost of services, compensation and benefits expenses increased $30.9 million to $202.4 million primarily driven by higher costs related to current staff and increased staffing levels, which was partially related to the IPD and InvestorForce acquisitions and partly offset by lower severance costs and post-retirement and other expenses. Non-compensation expenses increased $14.8 million to $71.4 million. The increased costs are associated with the IPD and InvestorForce acquisitions, as well as higher marketing and travel costs, partially offset by the impact of the lease exit charge recognized in the year ended December 31, 2012 compared to a corresponding benefit recognized in the year ended December 31, 2013.

SG&A expense for the Performance and Risk business increased $20.7 million, or 10.4%, to $220.0 million for the year ended December 31, 2013. Within SG&A, compensation and benefits expenses increased $18.6 million to $153.0 million primarily as a result of higher costs related to current staff and increased staffing levels, partially related to the IPD and InvestorForce acquisitions, partly offset by lower severance costs. Non-compensation expenses increased $2.1 million to $66.9 million. The increased costs associated with the acquisitions more than offset the lower expenses recognized for transaction related and non-recurring costs, the impact of the Lease Exit Charge recognized in the year ended December 31, 2012 compared to a corresponding benefit recognized in the year ended December 31, 2013, information technology costs and other taxes.

Amortization of intangibles expense for the Performance and Risk business totaled $44.8 million and $50.0 million for the years ended December 31, 2013 and 2012, respectively. The decrease primarily resulted from a portion of intangible assets becoming fully amortized since the prior period, partially offset by the increased amortization associated with the intangible assets arising from the IPD and InvestorForce acquisitions.

Depreciation and amortization of property, equipment, and leasehold improvements for the Performance and Risk business totaled $18.3 million and $15.2 million for the years ended December 31, 2013 and 2012, respectively. The increase was related to the impact of increased depreciation from the IPD and InvestorForce acquisitions, as well as the depreciation of hardware and software assets acquired to build out data centers in the second half of the year ended December 31, 2012.

Governance

On March 31, 2013, we completed the sale of our CFRA product line, which was a component of the Governance business. The sale was a driver of some of the year-over-year changes in the Governance business’ results of operations.

Total operating revenues for the Governance business decreased $0.8 million, or 0.7%, to $122.3 million for the year ended December 31, 2013. The loss of the CFRA product line revenues within the Governance business more than offset the growth in executive compensation data and analytics products. Excluding the impact of revenues attributable to the CFRA product line, revenues from governance products grew by 5.6%.

Cost of services for the Governance business decreased $5.5 million to $54.5 million for the year ended December 31, 2013. Within cost of services, compensation and benefits expenses decreased $3.2 million to $41.3 million primarily as a result of the disposition of the CFRA product line, as well as lower severance costs, partially offset by higher costs related to current staff. Non-compensation expenses decreased $2.3 million to $13.2 million primarily resulting from the disposition of the CFRA product line, as well as lower occupancy costs, third-party professional fees, and information technology costs.

SG&A expense for the Governance business increased $1.4 million to $35.4 million for the year ended December 31, 2013. Within SG&A, compensation and benefits expenses increased $0.1 million to $22.9 million, with higher costs related to current staff more than offsetting the impact of the disposition of the CFRA product line. Non-compensation expenses increased $1.3 million to $12.5 million. The increase was primarily related to expenses incurred as a result of the previously announced decision to explore strategic alternatives for our Governance segment, partially offset by the disposition of the CFRA product line.

Amortization of intangibles expense for the Governance business totaled $13.4 million and $13.3 million for the years ended December 31, 2013 and 2012, respectively.

Depreciation and amortization of property, equipment, and leasehold improvements for the Governance business totaled $4.0 million and $3.5 million for the years ended December 31, 2013 and 2012, respectively.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	For the Years Ended
	December 31, 2012	December 31, 2011	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$950,141	$900,941	$49,200	5.5%
Operating expenses:
Cost of services	288,075	277,147	10,928	3.9%
Selling, general and administrative	233,183	212,972	20,211	9.5%
Restructuring	(51)	3,594	(3,645)	(101.4%)
Amortization of intangible assets	63,298	65,805	(2,507)	(3.8%)
Depreciation and amortization of property, equipment and leasehold improvements	18,700	19,425	(725)	(3.7%)

Total operating expenses	603,205	578,943	24,262	4.2%

Operating income	346,936	321,998	24,938	7.7%
Other expense, net	57,527	58,585	(1,058)	(1.8%)
Provision for income taxes	105,171	89,959	15,212	16.9%

Net income	$184,238	$173,454	$10,784	6.2%

Earnings per basic common share	$1.50	$1.43	$0.07	4.9%

Earnings per diluted common share	$1.48	$1.41	$0.07	5.0%

Operating margin	36.5%	35.7%

Operating Revenues

	For the Years Ended
	December 31, 2012	December 31, 2011	Increase/(Decrease)
	(in thousands)
Index and ESG:
Subscriptions	$300,630	$264,390	$36,240	13.7%
Asset-based fees	140,883	140,243	640	0.5%

Total index and ESG	441,513	404,633	36,880	9.1%
Risk management analytics	260,276	243,570	16,706	6.9%
Portfolio management analytics	116,133	118,889	(2,756)	(2.3%)
Energy and commodity analytics	9,068	14,263	(5,195)	(36.4%)
Governance	123,151	119,586	3,565	3.0%

Total operating revenues	$950,141	$900,941	$49,200	5.5%

Recurring subscriptions	$784,331	732,473	51,858	7.1%
Asset-based fees	140,883	135,981	4,902	3.6%
Non-recurring revenue	24,927	32,487	(7,560)	(23.3%)

Total operating revenues	$950,141	$900,941	$49,200	5.5%

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

Asset-based fee revenues attributable to the index and ESG products increased 0.5% to $140.9 million for the year ended December 31, 2012 compared to $140.2 million for the year ended December 31, 2011. The average value of assets in ETFs linked to MSCI equity indexes in the aggregate increased 4.7% to $349.1 billion for the year ended December 31, 2012 compared to $333.5 billion for the year ended December 31, 2011. As of December 31, 2012, the value of assets in ETFs linked to MSCI equity indexes was $402.3 billion, representing an increase of 33.4% from $301.6 billion as of December 31, 2011.

Of the $402.3 billion of assets in ETFs linked to MSCI equity indexes as of December 31, 2012, 40.6% were linked to emerging market indexes, 32.8% were linked to developed markets outside of the U.S., 23.4% were linked to U.S. market indexes and 3.2% were linked to other global indexes.

The following table sets forth the value of assets in ETFs linked to MSCI indexes and the sequential change of such assets as of the periods indicated:

	Period Ended
	2011				2012
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(amounts in billions)
AUM in ETFs linked to MSCI Indexes	$350.1	$360.5	$290.1	$301.6	$354.7	$327.4	$363.7	$402.3

Sequential Change in Value
Market Appreciation/(Depreciation)	$10.1	$(3.8)	$(70.4)	$10.5	$37.9	$(27.6)	$21.1	$12.7
Cash Inflow/(Outflow)	6.7	14.2	—	1.0	15.2	0.3	15.2	25.9

Total Change	$16.8	$10.4	$(70.4)	$11.5	$53.1	$(27.3)	$36.3	$38.6

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

Revenues from energy and commodity analytics products decreased 36.4% to $9.1 million for the year ended December 31, 2012 compared to $14.3 million for the year ended December 31, 2011. Excluding the impact of the $5.2 million revenue adjustment recorded during the year ended December 31, 2012, revenues from our energy and commodity analytics products would have been flat compared to the year ended December 31, 2011.

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

The following table shows operating expenses by each of the categories:

	Years Ended
	December 31, 2012	November 30, 2011	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$216,018	$202,597	$13,421	6.6%
Non-compensation expenses	72,057	74,550	(2,493)	(3.3%)

Total cost of services	288,075	277,147		3.9%
Selling, general and administrative:
Compensation and benefits	157,185	143,490	13,695	9.5%
Non-compensation expenses	75,998	69,482	6,516	9.4%

Total selling, general and administrative	233,183	212,972	20,211	9.5%
Restructuring	(51)	3,594	(3,645)	(101.4%)
Amortization of intangible assets	63,298	65,805	(2,507)	(3.8%)
Depreciation of property, equipment and leasehold improvements	18,700	19,425	(725)	(3.7%)

Total operating expenses	$603,205	$578,943	$24,262	4.2%

Compensation and benefits	$373,203	$346,087	$27,116	7.8%
Non-compensation expenses	148,055	144,032	4,023	2.8%
Restructuring	(51)	3,594	(3,645)	(101.4%)
Amortization of intangible assets	63,298	65,805	(2,507)	(3.8%)
Depreciation of property, equipment and leasehold improvements	18,700	19,425	(725)	(3.7%)

Total operating expenses	$603,205	$578,943	$24,262	4.2%

As of December 31, 2012, the number of employees increased by 330 to 2,759 from 2,429 on December 31, 2011, primarily related to the acquisition of IPD. Approximately 40.6% and 39.2% of our employees were located in emerging market centers as of December 31, 2012 and 2011, respectively.

Compensation and benefits costs for the year ended December 31, 2012, were $373.2 million, an increase of $27.1 million, or 7.8%, compared to $346.1 million for year ended December 31, 2011. The increase in compensation and benefits costs primarily reflects $22.8 million of increased costs related to staffing levels and $10.5 million of increased post-retirement and other costs, partially offset by $6.2 million of decreased stock based compensation costs.

Included in compensation and benefits costs, stock based compensation expense for the year ended December 31, 2012 was $24.7 million, a decrease of 20.0% compared to $30.9 million for the year ended December 31, 2011. The decrease was primarily caused by lower expense associated with the amortization of restricted stock units and options awarded to certain of our employees in connection with our initial public offering in November 2007 (the “Founders Grant Award”) and a decrease associated with the equity award granted in June 2010 to certain employees in connection with the RiskMetrics acquisition (the “Performance Award”). The decrease in the expense related to the Founders Grant Award is attributable to the award’s final vesting that occurred in November 2011. Approximately $3.0 million of the stock based compensation expense was related to the Founders Grant Award for the year ended December 31, 2011. For the years ended December 31, 2012 and 2011, $1.8 million and $4.9 million, respectively, of the stock-based compensation expense was associated with the Performance Award.

Non-compensation expenses for the year ended December 31, 2012 were $148.1 million, an increase of 2.8%, compared to $144.0 million for the year ended December 31, 2011. The increase was driven primarily by the impact of recording the lease exit charge.

Cost of Services

For the year ended December 31, 2012, total cost of services increased 3.9% to $288.1 million compared to $277.1 million for the year ended December 31, 2011.

Within cost of services, compensation and benefits expenses for the year ended December 31, 2012 increased $13.4 million, or 6.6%, to $216.0 million compared to $202.6 million for the year ended December 31, 2011. The increase in compensation and benefits costs primarily reflects increased costs related to current staff and increased staffing levels, higher severance costs and increased post-retirement and other costs, partially offset by decreased stock based compensation costs.

Within cost of services, non-compensation expenses for the year ended December 31, 2012 decreased 3.3% to $72.1 million compared to $74.5 million for the year ended December 31, 2011. The decrease was largely due to lower travel costs, market data costs, recruiting costs and outside professional fees, partially offset by the Lease Exit Charge.

Selling, General and Administrative

SG&A expenses increased $20.2 million, or 9.5%, to $233.2 million for the year ended December 31, 2012 compared to $213.0 million for the year ended December 31, 2011.

Within SG&A, compensation and benefits expenses increased $13.7 million, or 9.5%, to $157.2 million for the year ended December 31, 2012 compared to $143.5 million for the year ended December 31, 2011. The increase in compensation and benefits costs primarily reflects increased costs related to current staff and increased staffing levels and increased post-retirement and other costs, partially offset by decreased stock based compensation costs.

Within SG&A, non-compensation expenses for the year ended December 31, 2012 increased $6.5 million, or 9.4%, to $76.0 million compared to $69.5 million for the year ended December 31, 2011. The increase was primarily the result of higher occupancy costs, including the Lease Exit Charge.

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

Depreciation and amortization of property, equipment and leasehold improvements

For the years ended December 31, 2012 and 2011, depreciation and amortization of property, equipment and leasehold improvements totaled $18.7 million and $19.4 million, respectively. The decrease was primarily related to the impact of eliminating certain assets associated with duplicative occupancy and certain information technology assets becoming fully depreciated, partially offset by the increased depreciation associated with the build-out and occupancy of our new offices in New York and Maryland.

Other Expense (Income), Net

Other expense (income), net for the year ended December 31, 2012 was $57.5 million, a decrease of $1.1 million compared to $58.6 million for the year ended December 31, 2011. The decrease was primarily the result of the impact on interest expense of lower average outstanding principal on our debt and lower associated interest rates, partially offset by the accelerated recognition of deferred financing costs as a result of our refinancing activities.

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

Segment Results of Operations

The table below reflects the results of operations by segment for the years ended December 31, 2012 and December 31, 2011:

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

Performance and Risk

Total operating revenues for the Performance and Risk business increased $45.6 million, or 5.8%, to $827.0 million for the year ended December 31, 2012. The increase was primarily driven by higher revenues from our core benchmark indexes, growth within our risk management analytics products and revenues from the IPD acquisition made in November 2012, partially offset by lower revenues from portfolio management analytics products and energy and commodity analytics products.

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

Liquidity and Capital Resources

We require capital to fund ongoing operations, internal growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, existing cash and cash equivalents and credit capacity under our credit facilities. We intend to use these sources of liquidity to service our existing and future debt obligations and fund our working capital requirements, capital expenditures, investments, acquisitions and repurchases of our common stock. In connection with our business strategy, we regularly evaluate acquisition opportunities. We believe our liquidity, along with other financing alternatives, will provide the necessary capital to fund these transactions and achieve our planned growth.

On June 1, 2010, we entered into the 2010 Credit Facility which was comprised of (i) the 2010 Term Loan and (ii) the 2010 Revolving Credit Facility. On March 14, 2011, we completed the repricing of the 2010 Credit Facility pursuant to Amendment No. 2. Amendment No. 2 provided for the incurrence of the 2011 Term Loan. The proceeds of the 2011 Term Loan, together with cash on hand, were used to repay the remaining outstanding balance of the 2010 Term Loan in full. The 2011 Term Loan was scheduled to mature in March 2017.

On May 4, 2012, we amended and restated our existing senior credit facilities by entering into the Amended and Restated Credit Facility, which consists of the 2012 Term Loan in an aggregate amount of $880.0 million and the $100.0 million 2012 Revolving Credit Facility. The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to repay the remaining outstanding principal of the then-existing 2011 Term Loan. The 2012 Term Loan and the 2012 Revolving Credit Facility were scheduled to mature on May 4, 2017. In connection with the repayment of the 2011 Term Loan, we terminated our then-existing interest rate swaps and are not required to enter into new interest rate swaps to hedge our debt under the Amended and Restated Credit Facility.

In March 2013, we made a $15.0 million prepayment on the 2012 Term Loan.

On December 12, 2013, we entered into Amendment No. 1 to the Amended and Restated Credit Facility (the “New Amended and Restated Credit Facility”), which extended the maturity of the Amended and Restated Credit Facility from May 2017 to December 2018. It also amended the amortization schedule of required debt payments under the 2012 Term Loan. We are required to repay $5.1 million in quarterly payments over the first two years and $10.1 million in quarterly payments over the next three years, with the exception of the final payment in December 2018, which will be $658.1 million (assuming no prepayments).

The effective combined rate on our debt was 2.17% at December 31, 2013.

The obligations under the New Amended and Restated Credit Facility are guaranteed by each of our material direct and indirect wholly-owned domestic subsidiaries, subject to limited exceptions. The obligations under the New Amended and Restated Credit Facility are secured by a lien on substantially all of the equity interests of our present and future material domestic subsidiaries, up to 65% of the equity interests of our first-tier foreign subsidiaries, and substantially all of our and our domestic subsidiaries’ present and future property and assets, subject to certain exceptions.

The New Amended and Restated Credit Facility contains affirmative and restrictive covenants that, among other things, limit our ability and our existing or future subsidiaries’ abilities to:

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

The New Amended and Restated Credit Facility also contains customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, bankruptcy and insolvency events, invalidity or impairment of loan documentation or collateral, change of control and customary ERISA defaults. None of the restrictions above are expected to impact our ability to effectively operate the business.

The New Amended and Restated Credit Facility also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the New Amended and Restated Credit Facility: (1) the maximum Consolidated Leverage Ratio (as defined in the New Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed 3.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the New Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall be at least 5.00:1.00. As of December 31, 2013, our Consolidated Leverage Ratio (as defined in the New Amended and Restated Credit Facility) was 1.69:1.00 and our Consolidated Interest Coverage Ratio (as defined in the New Amended and Restated Credit Facility) was 23.48:1.00.

Cash Flows

	As of
	December 31, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$358,434	$183,309

Cash provided by (used in) operating, investing, and financing activities

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Net cash provided by operating activities	$320,447	$347,075	$254,997
Net cash provided by (used in) investing activities	$4,121	$(94,361)	$(90,611)
Net cash used in financing activities	$(145,848)	$(322,976)	$(177,994)
Effect of exchange rates on cash and cash equivalents	$(3,595)	$1,360	$(3,604)

Net increase (decrease) in cash and cash equivalents	$175,125	$(68,902)	$(17,212)

Cash and cash equivalents

Cash and cash equivalents were $358.4 million and $183.3 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, $95.6 million and $83.5 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws.

No short-term investments were held as of December 31, 2013. Short-term investments were $70.9 million as of December 31, 2012. All of the short-term investments were held by U.S. corporations and were not subject to repatriation considerations at December 31, 2012.

We believe that domestic cash flows from operations, together with existing cash and cash equivalents, will continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment schedules and material capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash flows from operations, together with existing cash and cash equivalents, will continue to be sufficient to fund our foreign operating activities for at least the next 12 months and for the foreseeable future thereafter.

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $320.4 million and $347.1 million for the years ended December 31, 2013 and 2012, respectively. The year-over-year decrease primarily reflects a change in the timing of collections of our accounts receivable relative to the prior year, partially offset by higher net income adjusted for certain non-cash items.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash provided by investing activities was $4.1 million and cash used in investing activities was $94.4 million for the years ended December 31, 2013 and 2012, respectively. The $98.5 million year-over-year increase in cash provided by investing activities primarily reflects a decrease in net cash outflows resulting from acquisitions during the year ended December 31, 2013 compared to the year ended December 31, 2012. In the year ended December 31, 2013 we began investing excess cash in money market funds and other similar cash equivalents rather than U.S. Treasury securities and other short-term investments as we had in prior periods.

Cash flows from financing activities

Cash used in financing activities was $145.8 million and $323.0 million for the years ended December 31, 2013 and 2012, respectively. The year-over-year decrease primarily reflects lower repayments on our debt, partially offset by higher purchases of treasury shares.

Contractual Obligations

Our contractual obligations consist primarily of leases for office space, leases for equipment and other operating leases, obligations to vendors arising out of market data contracts and obligations arising from borrowings under the New Amended and Restated Credit Facility, as amended. The following summarizes our contractual obligations:

		For The Years Ended December 31,
	Total	2014	2015	2016	2017	2018	Thereafter
(in thousands)
Operating leases	$326,178	32,806	30,918	30,445	28,390	27,308	176,311
Vendor obligations	72,537	37,613	13,570	9,717	9,717	1,920	—
Term loans (1)	890,855	37,662	37,223	56,869	55,990	703,111	—

Total contractual obligations	$1,289,570	108,081	81,711	97,031	94,097	732,339	176,311

(1)	Includes term loan principal plus expected interest payments based on the 2.17% interest rate at December 31, 2013.

The obligations related to MSCI’s uncertain tax positions have been excluded from the table above because of the uncertainties surrounding the timing and final values of the settlement, if any.

Off-Balance Sheet Arrangements

At December 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” or ASU 2013-02. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes thereto, significant amounts reclassified from accumulated other comprehensive income by the respective net income line item. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” or ASU 2013-10. The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC Topic 815, “Derivatives and Hedging,” in addition to the interest rates on direct Treasury obligations of the U.S. government and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. This new guidance is to be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” or ASU 2013-11. The amendments in this update require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under a few limited circumstances. The amendments in this update do not require new recurring disclosures. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

For all operations outside the United States where the Company has designated the local non-U.S. dollar currency as the functional currency, revenue and expenses are translated using average monthly exchange rates and assets and liabilities are translated into U.S. dollars using month-end exchange rates. For these operations, currency translation adjustments arising from a change in the rate of exchange between the functional currency and the U.S. dollar are accumulated in a separate component of shareholders’ equity. In addition, transaction gains and losses arising from a change in exchange rates for transactions denominated in a currency other than the functional currency of the entity are reflected in non-operating “Other expense (income), net” in our Consolidated Statement of Income.

A significant percentage of our revenues from our index-linked investment products are based on fees earned on the value of assets invested in securities denominated in currencies other than the U.S. dollar. Revenues from index-linked investment products represented 14.4% and 14.8% of operating revenues for the years ended December 31, 2013 and 2012, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a significant percentage of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the years ended December 31, 2013 and 2012, 15.1% and 12.6%, respectively, of our operating revenues were invoiced in currencies other than U.S. dollars. For the year ended December 31, 2013, 53.9% of our foreign currency revenues were in Euros, 22.9% were in British pounds sterling and 13.0% were in Japanese yen. For the year ended December 31, 2012, 58.3% of our foreign currency revenues were in Euros, 21.8% were in Japanese yen and 12.1% were in British pounds sterling.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 42.8% and 34.5% of our operating expenses for the years ended December 31, 2013 and 2012, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Euros, Swiss francs, Indian rupees, Hungarian forints, Hong Kong dollars and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, a gain or loss results from the change in value of the functional currency. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with intercompany loans that are denominated in certain foreign currencies. As a result of these positions, we recognized foreign currency exchange losses of $2.4 million and $2.6 million for the years ended December 31, 2013 and 2012, respectively, and foreign currency exchange gains of $1.1 million for the year ended December 31, 2011.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $358.4 million and $183.3 million at December 31, 2013 and 2012, respectively. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. At December 2012, we had invested $70.9 million in debt securities with maturity dates ranging from 91 to 360 days from the date of purchase. We do not enter into investments for trading or speculative purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates related to these positions. Declines in interest rates, however, will reduce future interest income.

Borrowings under the 2012 Term Loan bear interest at a rate equal to the sum of LIBOR and a margin of 2.00%, which margin will be subject to adjustment based on our leverage ratio. As of December 31, 2013, the 2012 Term Loan, as amended, bore interest at 2.17%. Assuming an average of $802.4 million of variable rate debt outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in $8.0 million of additional interest rate expense.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements or all occurrences of error or fraud. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria described in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management, including the Company’s CEO and CFO, concluded that, as of December 31, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which appears below.

(c). Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d). Report of Independent Registered Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.:

We have audited the internal control over financial reporting of MSCI Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2014

Item 9B.	Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2013.

Information regarding our Code of Ethics and Business Conduct and Corporate Governance Policy are incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after December 31, 2013. Any amendments to, or waivers from, a provision of our Codes of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.msci.com. The information on our website is not and should not be considered a part of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2013. The information provided under “Item 5.—Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2013.

Item 14.  Principal Accounting Fees and Services

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2013.

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

Date: February 28, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Qutub, Gary Retelny, Frederick W. Bogdan and Cecilia Aza, and each or any one of them, his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in the capacities indicated below, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming his or her signatures as they may be signed by his or her said attorneys-in-fact and agents, or their substitute or substitutes, to any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY A. FERNANDEZ Henry A. Fernandez	Chairman, Chief Executive Officer, and President (principal executive officer)	February 28, 2014

/S/ ROBERT QUTUB Robert Qutub	Chief Financial Officer (principal financial officer)	February 28, 2014

/S/ RICHARD J. NAPOLITANO Richard J. Napolitano	Global Controller (principal accounting officer)	February 28, 2014

/S/ ROBERT G. ASHE Robert G. Ashe	Director	February 28, 2014

/S/ BENJAMIN F. DUPONT Benjamin F. DuPont	Director	February 28, 2014

/S/ ALICE W. HANDY Alice W. Handy	Director	February 28, 2014

1

Signature	Title	Date

/S/ CATHERINE R. KINNEY Catherine R. Kinney	Director	February 28, 2014

/S/ LINDA H. RIEFLER Linda H. Riefler	Director	February 28, 2014

/S/ GEORGE W. SIGULER George W. Siguler	Director	February 28, 2014

/S/ PATRICK TIERNEY Patrick Tierney	Director	February 28, 2014

/S/ RODOLPHE M. VALLEE Rodolphe M. Vallee	Director	February 28, 2014

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have audited the accompanying consolidated statements of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MSCI Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2014

MSCI INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December 31, 2013	December 31, 2012
	(in thousands, except per share and share data)
ASSETS
Current assets:
Cash and cash equivalents	$358,434	$183,309
Short-term investments	—	70,898
Accounts receivable (net of allowances of $1,280 and $964 at December 31, 2013 and 2012, respectively)	169,490	153,557
Deferred taxes	52,888	49,552
Prepaid income taxes	27,333	32,431
Prepaid and other assets	28,890	25,088

Total current assets	637,035	514,835
Property, equipment and leasehold improvements (net of accumulated depreciation of $75,371 and $59,078 at December 31, 2013 and 2012, respectively)	85,588	67,419
Goodwill	1,798,821	1,783,410
Intangible assets (net of accumulated amortization of $374,377 and $316,099 at December 31, 2013 and 2012, respectively)	595,707	641,074
Other non-current assets	17,386	12,901

Total assets	$3,134,537	$3,019,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,198	$2,985
Accrued compensation and related benefits	121,124	113,359
Other accrued liabilities	41,212	42,486
Current maturities of long term debt	19,772	43,093
Deferred revenue	319,735	308,022

Total current liabilities	503,041	509,945
Long term debt, net of current maturities	788,010	811,623
Deferred taxes	221,054	234,245
Other non-current liabilities	46,068	38,595

Total liabilities	1,558,173	1,594,408

Commitments and Contingencies (see Note 6)

Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized at December 31, 2013 and 2012; 125,555,268 and 124,033,980 common shares issued at December 31, 2013 and 2012, respectively; and 118,083,111 and 120,114,586 common shares outstanding at December 31, 2013 and 2012, respectively)	1,256	1,240
Treasury shares, at cost (7,472,157 and 3,919,394 shares at December 31, 2013 and 2012, respectively)	(268,391)	(120,926)
Additional paid in capital	1,073,893	1,000,014
Retained earnings	770,256	547,699
Accumulated other comprehensive loss	(650)	(2,796)

Total shareholders’ equity	1,576,364	1,425,231

Total liabilities and shareholders’ equity	$3,134,537	$3,019,639

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)

Operating revenues	$1,035,667	$950,141	$900,941

Cost of services	328,311	288,075	277,147
Selling, general and administrative	255,345	233,183	212,972
Restructuring	—	(51)	3,594
Amortization of intangible assets	58,203	63,298	65,805
Depreciation and amortization of property, equipment and leasehold improvements	22,302	18,700	19,425

Total operating expenses	664,161	603,205	578,943

Operating income	371,506	346,936	321,998

Interest income	(1,031)	(954)	(848)
Interest expense	26,265	56,428	55,819
Other expense	651	2,053	3,614

Other expense (income), net	25,885	57,527	58,585

Income before provision for income taxes	345,621	289,409	263,413
Provision for income taxes	123,064	105,171	89,959

Net income	$222,557	$184,238	$173,454

Earnings per basic common share	$1.85	$1.50	$1.43

Earnings per diluted common share	$1.83	$1.48	$1.41

Weighted average shares outstanding used in computing earnings per share:
Basic	120,100	122,023	120,717

Diluted	121,074	123,204	122,276

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)

Net income	$222,557	$184,238	$173,454

Other comprehensive income (loss):

Foreign currency translation adjustments	1,295	3,867	(4,363)
Income tax effect	(500)	(1,520)	1,711

Foreign currency translation adjustments, net	795	2,347	(2,652)

Unrealized gains (losses) on cash flow hedges	1,364	1,742	(2,445)
Income tax effect	(524)	(691)	957

Unrealized gains (losses) on cash flow hedges, net	840	1,051	(1,488)

Unrealized gains (losses) on available-for-sale securities	(5)	—	(11)
Income tax effect	2	—	4

Unrealized gains (losses) on available-for-sale securities, net	(3)	—	(7)

Pension and other post-retirement adjustments	624	(1,434)	(145)
Income tax effect	(110)	334	41

Pension and other post-retirement adjustments, net	514	(1,100)	(104)

Other comprehensive income (loss), net of tax	2,146	2,298	(4,251)

Comprehensive income	$224,703	$186,536	$169,203

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance at December 31, 2010	$1,207	$(35,201)	$947,000	$190,007	$(843)	$1,102,170
Net income				173,454		173,454
Other comprehensive income (loss), net of tax					(4,251)	(4,251)
Common stock issued	10					10
Compensation payable in common stock and options			24,981			24,981
Common stock repurchased and held in treasury		(14,626)				(14,626)
Exercise of stock options	10		16,421			16,431
Excess tax benefits from employee stock incentive plans			7,263			7,263

Balance at December 31, 2011	$1,227	$(49,827)	$995,665	$363,461	$(5,094)	$1,305,432
Net income				184,238		184,238
Other comprehensive income (loss), net of tax					2,298	2,298
Common stock issued	4					4
Compensation payable in common stock and options			24,997			24,997
Common stock repurchased and held in treasury		(70,989)	(35,000)			(105,989)
Common stock issued to directors and held in treasury		(110)				(110)
Exercise of stock options	9		13,304			13,313
Excess tax benefits from employee stock incentive plans			1,048			1,048

Balance at December 31, 2012	$1,240	$(120,926)	$1,000,014	$547,699	$(2,796)	$1,425,231
Net income				222,557		222,557
Other comprehensive income (loss), net of tax					2,146	2,146
Common stock issued	8					8
Compensation payable in common stock and options			24,552			24,552
Common stock repurchased and held in treasury		(147,183)	35,000			(112,183)
Common stock issued to directors and held in treasury		(282)				(282)
Exercise of stock options	8		11,694			11,702
Excess tax benefits from employee stock incentive plans			2,633			2,633

Balance at December 31, 2013	$1,256	$(268,391)	$1,073,893	$770,256	$(650)	$1,576,364

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Cash flows from operating activities
Net income	$222,557	$184,238	$173,454
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	58,203	63,298	65,805
Stock-based compensation expense	25,004	25,323	31,723
Depreciation of property, equipment and leasehold improvements	22,302	18,700	19,425
Amortization of debt origination fees	3,348	18,065	5,776
Deferred taxes	(15,066)	(30,195)	5,625
Amortization of discount on long-term debt	1,066	5,305	1,051
Excess tax benefits from share-based compensation	(2,633)	(1,048)	(7,263)
Other non-cash adjustments	(371)	(49)	1,542
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(16,412)	35,473	(42,284)
Prepaid income taxes	7,927	7,278	(10,743)
Prepaid and other assets	(4,459)	(1,395)	(8,525)
Accounts payable	(2,145)	1,979	57
Deferred revenue	11,399	18,345	19,379
Accrued compensation and related benefits	7,057	(834)	6,406
Other accrued liabilities	(260)	(8,233)	(3,400)
Other	2,930	10,825	(3,031)

Net cash provided by operating activities	320,447	347,075	254,997

Cash flows from investing activities
Acquisitions, net of cash acquired	(23,268)	(119,554)	—
Proceeds from redemption of short-term investments	70,900	207,032	150,292
Purchase of investments	—	(137,306)	(217,792)
Capitalized software development costs	(3,285)	—	—
Capital expenditures	(40,255)	(44,884)	(23,111)
Proceeds from the sale of property, equipment and leasehold improvements	29	351	—

Net cash used in investing activities	4,121	(94,361)	(90,611)

Cash flows from financing activities:
Proceeds from borrowing, net of discount	—	876,087	1,125,000
Repayment of long–term debt	(48,000)	(1,103,563)	(1,312,062)
Payment of issuance costs in connection with long term debt	—	(3,870)	—
Repurchase of treasury shares	(112,183)	(105,989)	(14,626)
Proceeds from the exercise of stock options	11,702	13,311	16,431
Excess tax benefits from stock-based compensation	2,633	1,048	7,263

Net cash (used in) provided by financing activities	(145,848)	(322,976)	(177,994)

Effect of exchange rates changes	(3,595)	1,360	(3,604)

Net increase (decrease) in cash and cash equivalents	175,125	(68,902)	(17,212)
Cash and cash equivalents, beginning of period	183,309	252,211	269,423

Cash and cash equivalents, end of period	$358,434	$183,309	$252,211

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,429	$36,744	$52,713

Cash paid for income taxes	$128,604	$134,439	$93,728

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$3,396	$3,575	$1,781

See Notes to Consolidated Financial Statements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

Organization

MSCI Inc. together with its wholly-owned subsidiaries (the “Company” or “MSCI”) is a global provider of investment decision support tools, including indexes, portfolio risk and performance analytics and corporate governance products and services. The Company’s flagship products are its global equity indexes and environmental, social and governance (“ESG”) products marketed under the MSCI and MSCI ESG Research brands, its private real estate benchmarks marketed under the IPD brand, its portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand, its market and credit risk analytics marketed under the RiskMetrics and Barra brands, its performance reporting products and services offered to the investment consultant community marketed under the InvestorForce brand, its governance research and outsourced proxy voting and reporting services, and executive compensation analytics tools marketed under the ISS brand and its valuation models and risk management software for the energy and commodities markets marketed under the FEA brand.

MSCI operates as two segments, the Performance and Risk business and the Governance business. The Performance and Risk business is a global provider of investment decision support tools, including equity indexes, real estate indexes and benchmarks, portfolio risk and performance analytics, credit analytics and ESG products. The Governance business is a full spectrum provider of corporate governance solutions to institutional shareholders and governance data, analytics and advisory services to corporations around the world. (See Note 14, “Segment Information,” for further information about MSCI’s operating segments.)

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

In general, the Company applies Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” in determining revenue recognition. Accordingly, the Company recognizes revenue when all the following criteria are met:

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

In most cases, the Company recognizes revenues from subscription arrangements ratably over the term of the license agreement pursuant to contract terms. The contracts state the terms under which these fees are to be calculated. The fees are recognized as the Company supplies the product and service to the client over the license period and are generally billed in advance prior to the license start date. When implementation services are included, the Company recognizes revenues allocated to the subscription ratably from the date the application is put into production to the end of the license period. Revenues associated with the implementation services are recognized ratably over the period the client is expected to benefit from those services. For products and services

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

whose fees are based on estimated assets under management linked to the Company’s indexes, or contract values related to futures and options, the Company recognizes revenues based on estimates from independent third-party sources or the most recently reported information from the client. Revenues from subscription agreements for the receipt of periodic benchmarks reports, digests, and other publications, which are most often associated with the Company’s IPD products, are recognized upon delivery of such reports or data updates.

The Company’s software-related arrangements do not require significant modification or customization of any underlying software applications being licensed. Accordingly, the Company recognizes software revenues pursuant to the requirements of ASC Subtopic 985-605, “Software-Revenue Recognition.” The Company’s subscription agreements for software products include provisions that, among other things, would allow clients to receive unspecified, when and if available, future software upgrades for no additional fee as well as the right to use the software products with maintenance and technical support for the term of the agreement, which is typically one year. Software agreements may include other consulting and professional services. In accordance with ASC Subtopic 985-605, the Company does not have vendor specific objective evidence (“VSOE”) for these elements and therefore recognizes software related revenue upon delivery, then ratably over the term of the license agreement.

Adjustment to Revenues

During the year ended December 31, 2012, as a result of a one-time non-cash adjustment, the Company recorded a $5.2 million cumulative revenue reduction to correct an immaterial error related to revenues previously reported through December 31, 2011. The effect of recording this adjustment in the first quarter resulted in a one-time decrease to the energy and commodity analytics products revenues in the Company’s Consolidated Statement of Income and an increase in deferred revenues in the Company’s Consolidated Statement of Financial Condition. It was determined that under ASC Subtopic 985-605, “Software Revenue Recognition,” the Company incorrectly established VSOE for certain energy and commodity analytics products and as a result should not have been recognizing a substantial portion of the revenue immediately upon delivery or renewal of a time based subscription license, the terms of which were generally one year. Rather, the entire license fee should be recognized ratably over the term of the license. As such, the Company made the cumulative adjustment effective January 1, 2012 and started recognizing revenue related to all contracts still in effect as of this date ratably over the remainder of the term. The Company began recognizing revenue ratably over the contract term for any new contracts entered into on or after January 1, 2012. Based upon an evaluation of all relevant factors, management believes the correcting adjustment did not have a material impact on the Company’s previously reported results and, accordingly, has determined that restatement of previously issued financial statements is not necessary.

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

The fair value of MSCI restricted stock units (“RSUs”) is measured as the closing price of MSCI’s common stock on the day prior to grant. Restricted stock units subject to performance conditions (“PSUs”) are based on performance measures that impact the amount of shares that each recipient will receive upon vesting. PSUs are granted at fair market value, which is measured as the closing price of MSCI’s common stock on the day prior to grant.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development

The Company accounts for research and development costs in accordance with ASC Subtopic 730-10, “Research and Development.” ASC Subtopic 730-10 requires that research and development costs generally be expensed as incurred. The majority of the Company’s research and development costs are incurred in developing, reviewing and enhancing the methodologies and data models offered within its product portfolio.

The Company applies the provisions of ASC Subtopic 350-40, “Internal Use Software,” and accounts for the cost of computer software by capitalizing qualifying costs, which are incurred during the application development stage. The amounts capitalized include external direct costs of services used in developing software and the payroll and payroll-related costs of employees directly associated with the development activities. Additionally, costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements provide additional functionality to the software. The Company capitalized $3.3 million of costs related to developed software in the Consolidated Statement of Financial Condition for the year ended December 31, 2013. There were no costs capitalized related to developed software in the Consolidated Statement of Financial Condition for the year ended December 31, 2012.

Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the related product, which is typically three to five years, beginning with the date the software is placed into service. Costs incurred in the preliminary and post-implementation stages of our products are expensed as incurred.

Income Taxes

Income tax expense is provided for using the asset and liability method, under which deferred tax assets and deferred tax liabilities are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it is required to file income tax returns. The Company recorded additional tax expense related to open tax years, which the Company’s management believes is adequate in relation to the potential for assessments. These amounts have been recorded in “Other non-current liabilities” on the Consolidated Statement of Financial Condition. The Company’s management believes the resolution of tax matters will not have a material effect on the Company’s consolidated financial condition. However, to the extent the Company is required to pay amounts

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in excess of its reserves, a resolution could have a material impact on its Consolidated Statement of Income for a particular future period. In addition, an unfavorable tax settlement could require use of cash and result in an increase in the effective tax rate in the period in which such resolution occurs.

Deferred Revenue

Deferred revenues represent amounts billed to customers for products and services in advance of delivery. The Company’s clients generally pay subscription fees annually or quarterly in advance. Deferred revenue is generally amortized over the service period as revenue recognition criteria are met. Where the service period has not begun and the client has not paid or the contract has not been renewed, deferred revenues and accounts receivable are not recognized.

Goodwill

Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company’s goodwill relates to the acquisitions of Barra, LLC (formerly Barra, Inc., “Barra”), RiskMetrics Group, LLC (formerly RiskMetrics Group, Inc., “RiskMetrics”), Measurisk, LLC (“Measurisk”), IPD Group Limited (“IPD”) and Investor Force Holdings, Inc. (“InvestorForce”). The Company’s goodwill is not amortized, but rather is subject to an impairment test each year, or more often if conditions indicate impairment may have occurred, pursuant to ASC Topic 350, “Intangibles—Goodwill and Other.”

The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events and circumstances exist. The testing for impairment is performed at the reporting unit level, which is deemed to be at the level of the MSCI operating segments. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of impairment. Additionally, if the book value of a reporting unit is zero or a negative value and it is determined that it is more likely than not that the goodwill is impaired, further analysis is required. As the estimated fair value of its reporting units exceeded their respective book value on the testing dates, no impairment of goodwill was recorded during the years ended December 31, 2013, 2012 and 2011.

Intangible Assets

Intangible assets consist of those definite-lived intangibles from the acquisitions of Barra in June 2004, RiskMetrics in June 2010, Measurisk in July 2010, IPD in November 2012 and InvestorForce in January 2013, as well as capitalized software development costs. The Company’s intangible assets consist of customer relationships, trademarks and trade names, technology and software, proprietary processes and data and non-competition agreements. The Company amortizes definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. The Company has no indefinite-lived intangibles. The intangible assets have remaining useful lives ranging from one to 20 years.

Foreign Currency Translation

Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at year-end exchange rates, and income statement accounts are translated at weighted average exchange rates for the year.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains or losses resulting from translating foreign currency financial statements, net of related tax effects, are reflected in accumulated other comprehensive loss, a separate component of shareholders’ equity. Gains or losses resulting from foreign currency transactions incurred in currencies other than the local functional currency are included in non-operating “Other expense (income), net” on the Consolidated Statement of Income.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits, money market funds and debt security investments of 90 days or less from the date of purchase.

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

For derivative instruments that are designated and qualify as hedging instruments for accounting purposes, the Company documents and links the relationships between the hedging instruments and hedged items. The Company also assesses and documents at the hedge’s inception whether the derivatives used in hedging transactions were effective in offsetting changes in fair values associated with the hedged items. ASC Subtopic 815-10 provides that, for derivative instruments that qualify for hedge accounting being used to hedge cash flows, changes in the fair value are recognized in accumulated other comprehensive loss, a separate component of shareholders’ equity, until the hedged item is recognized in earnings. In addition, the ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with intercompany loans that are denominated in certain foreign currencies. Derivative instruments that do not qualify for hedge accounting are carried at fair value on the Consolidated Statement of Financial Condition with gains and losses recorded in the Consolidated Statement of Income.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with ASC Subtopic 505-10, “Equity,” the Company accounts for each capped accelerated share repurchase (“ASR”) agreement as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date of the shares and (b) as a forward contract indexed to the Company’s own common stock. As such, the Company accounts for the shares that it receives under a capped ASR agreement during the period as a repurchase of its common stock for the purpose of calculating earnings per common share. The Company has determined that the forward contracts indexed to the Company’s common stock meet all the applicable criteria for equity classification in accordance with ASC Subtopic 815-10 and, therefore, the capped ASR agreements are not accounted for as derivative instruments.

Allowance for Doubtful Accounts

The Company licenses its products and services to clients mainly in the United States, Europe and Asia (primarily Hong Kong and Japan). The Company evaluates the credit of its clients and does not require collateral. The Company maintains an allowance on client accounts where estimated losses may result from the inability of its clients to make required payments.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An allowance for doubtful accounts is recorded when it is probable and estimable that a receivable will not be collected. Changes in the allowance for doubtful accounts from December 31, 2010 to December 31, 2013 were as follows:

(in thousands)	Amount

Balance as of December 31, 2010	$877
Addition to provision	545
Amounts written off, net of recoveries	(565)

Balance as of December 31, 2011	$857
Addition to provision	403
Amounts written off, net of recoveries	(296)

Balance as of December 31, 2012	$964
Addition to provision	876
Amounts written off, net of recoveries	(560)

Balance as of December 31, 2013	$1,280

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

Concentrations

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash deposits and short-term investments. At December 31, 2013 and 2012, cash and cash equivalent amounts were $358.4 million and $183.3 million, respectively. The Company held no short-term investments at December 31, 2013. At December 31, 2012, the Company had invested $70.9 million in U.S. Treasury Securities with maturity dates ranging from 91 to 360 days from the date of purchase. The Company receives interest at prevailing money market fund rates on its cash deposits.

For the years ended December 31, 2013, 2012 and 2011, no single customer accounted for 10.0% or more of the Company’s operating revenues.

2. RECENT ACCOUNTING STANDARDS UPDATES

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” or ASU 2013-02. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes thereto, significant amounts reclassified from accumulated other comprehensive

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income by the respective net income line item. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” or ASU 2013-10. The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC Topic 815, “Derivatives and Hedging,” in addition to the interest rates on direct Treasury obligations of the U.S. government and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. This new guidance is to be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” or ASU 2013-11. The amendments in this update require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under a few limited circumstances. The amendments in this update do not require new recurring disclosures. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As required by ASC Subtopic 220-10, “Comprehensive Income—Overall,” the following table presents the amounts reclassified from accumulated other comprehensive income (loss) by the respective line item in the Consolidated Statement of Income:

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)(1)

(in thousands)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statement of Income
	Year Ended
	December 31, 2013
Unrealized losses on cash flow hedges
Interest rate contracts	$(1,364)	Interest expense
	524	Tax benefit

	$(840)	Net of tax

Unrealized gains on available-for-sale securities
Short-term investments	$5	Interest income
	(2)	Tax expense

	$3	Net of tax

Defined benefit pension plans
Amount recognized as a component of net periodic benefit expense for curtailments and settlements	$(32)	(2)
	6	Tax expense

	$(26)	Net of tax

Total reclassifications for the period, net of tax	$(863)

(1)	Amounts in parentheses indicate expenses or losses moved to the Consolidated Statement of Income.
(2)	These accumulated other comprehensive income (loss) components are included in net periodic benefit expense. See Note 10, “Employee Benefits,” for additional details.

4. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 26,407, 6,714 and 19,754, stock options excluded from the calculation of diluted EPS for the years ended December 31, 2013, 2012 and 2011, respectively, because of their anti-dilutive effect.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	For the Years Ended
(in thousands, except per share data)	December 31, 2013	December 31, 2012	December 31, 2011
Net income	$222,557	$184,238	$173,454
Less: Allocations of earnings to unvested restricted stock units (1)	(633)	(1,547)	(627)

Earnings available to MSCI common shareholders	$221,924	$182,691	$172,827

Basic weighted average common stock outstanding	120,100	122,023	120,717

Basic weighted average common stock outstanding	120,100	122,023	120,717
Effect of dilutive securities:
Stock options and restricted stock units	974	1,181	1,559

Diluted weighted average common shares outstanding	121,074	123,204	122,276

Earnings per basic common share	$1.85	$1.50	$1.43

Earnings per diluted common share	$1.83	$1.48	$1.41

(1)

Restricted stock units granted to employees prior to 2013 and all restricted stock units granted to independent directors of the Company have a right to participate in all of the earnings of the Company in the computation of basic EPS and, therefore, these restricted stock units are not included as incremental shares in the diluted EPS computation.

5. SHORT-TERM INVESTMENTS

In the year ended December 31, 2013, the Company began investing excess cash in money market funds and other similar cash equivalents rather than in U.S. Treasury securities and other short-term investments as it had in prior periods. As a result, the Company held no short-term investments as of December 31, 2013.

The fair value and gross unrealized gains and losses of securities available-for-sale as of December 31, 2012 were as follows:

(in thousands)	Amortized Cost plus Accrued Interest	Gross unrealized gains	Gross unrealized losses	Estimated Fair value
Debt securities available-for-sale
U.S. Treasury securities	$70,893	$5	$—	$70,898

There were no investments with continuous unrealized losses as of December 31, 2012.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $26.0 million, $24.7 million and $18.5 million, respectively.

Future minimum commitments for the Company’s operating leases in place as of December 31, 2013 are as follows:

Years Ending December 31,	Amount
(in thousands)
2014	$32,806
2015	30,918
2016	30,445
2017	28,390
2018	27,308
Thereafter	176,311

Total	$326,178

Share repurchase. On December 13, 2012, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock beginning immediately and continuing through December 31, 2014 (the “2012 Repurchase Program”).

On December 13, 2012, as part of the 2012 Repurchase Program, the Company entered into an ASR agreement with a financial institution to initiate a repurchase aggregating $100.0 million (the “December 2012 ASR Program”). As a result of the December 2012 ASR Program, the Company received 2.2 million shares on December 14, 2012 and 0.8 million shares on July 31, 2013 for a combined average purchase price of $33.47 per share.

On August 1, 2013, MSCI entered into a second ASR agreement to initiate share repurchases aggregating $100.0 million (the “August 2013 ASR Program”). As a result of the August 2013 ASR Program, the Company received 1.9 million shares on August 2, 2013 and 0.5 million shares on December 30, 2013 for a combined average purchase price of $41.06 per share.

The $100.0 million payment for the December 2012 ASR Program was initially split and recorded as a $65.0 million increase to “Treasury stock” and a $35.0 million decrease to “Additional paid in capital” on the Company’s Consolidated Statement of Financial Condition as of December 31, 2012. Upon completion of the December 2012 ASR Program on July 31, 2013, the Company recorded a $35.0 million increase to “Treasury stock” and a $35.0 million increase to “Additional paid in capital” on the Company’s Consolidated Statement of Financial Condition as of December 31, 2013.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remaining $100.0 million balance authorized under the 2012 Repurchase Program was utilized by MSCI to enter into a third ASR in February 2014. See Note 16, “Subsequent Events,” for further details.

Long-term debt. On June 1, 2010, the Company entered into a senior secured credit agreement comprised of (i) a six-year term loan facility (the “2010 Term Loan”) and (ii) a five-year revolving credit facility (the revolving credit facility, together with the 2010 Term Loan, the “2010 Credit Facility”).

On March 14, 2011, the Company completed the repricing of the 2010 Credit Facility pursuant to Amendment No. 2 to the 2010 Credit Facility (“Amendment No. 2”). Amendment No. 2 provided for the incurrence of a new senior secured term loan (the “2011 Term Loan”). The proceeds of the 2011 Term Loan, together with cash on hand, were used to repay the remaining outstanding balance of the 2010 Term Loan in full. The 2011 Term Loan was scheduled to mature in March 2017.

On May 4, 2012, the Company amended and restated its 2010 Credit Facility (the credit agreement as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured five-year Term Loan A Facility in an aggregate amount of $880.0 million (the “2012 Term Loan”) and a $100.0 million senior secured revolving facility (the “2012 Revolving Credit Facility”). The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to repay the remaining outstanding principal of the then-existing 2011 Term Loan. The 2012 Term Loan and the 2012 Revolving Credit Facility was scheduled to mature on May 4, 2017.

On December 12, 2013, the Company entered into an agreement that extended the maturity of the Amended and Restated Credit Facility from May 2017 to December 2018 (“New Amended and Restated Credit Facility”). It also amended the amortization schedule of required debt payments under the 2012 Term Loan. The Company is required to repay $5.1 million in quarterly payments over the first two years and $10.1 million in quarterly payments over the next three years, with the exception of the final payment on December 2018, which will be $658.1 million (assuming no prepayments).

In March 2013, the Company made a $15.0 million prepayment on the 2012 Term Loan.

The 2012 Term Loan bears interest equal to LIBOR plus a margin. As of December 31, 2013, the 2012 Term Loan bore interest at LIBOR plus a margin of 2.00%, or 2.17%.

Current maturities of long-term debt at December 31, 2013 was $19.8 million, net of a $0.5 million discount. Long-term debt, net of current maturities at December 31, 2013 was $788.0 million, net of a $1.7 million discount.

Current maturities of long-term debt at December 31, 2012 was $43.1 million, net of a $0.9 million discount. Long-term debt, net of current maturities at December 31, 2012 was $811.6 million, net of a $2.4 million discount.

In connection with entering into the New Amended and Restated Credit Facility, the Company paid $5.7 million in fees, $3.9 million of which are being deferred. These financing fees, together with the existing fees related to prior credit facilities, are being amortized over the life of the New Amended and Restated Credit Facility. At December 31, 2013, $8.3 million of the deferred financing fees remain unamortized, $1.8 million of which is included in “Prepaid and other assets” and $6.5 million of which is included in “Other non-current assets” on the Company’s Consolidated Statement of Financial Condition.

The Company amortized $3.3 million and $18.1 million of deferred financing fees in interest expense during the years ended December 31, 2013 and 2012, respectively. Approximately $1.1 million and $5.3 million of debt discount was amortized in interest expense during the years ended December 31, 2013 and 2012, respectively.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013 and 2012, the fair market value of the Company’s debt obligations were $812.0 million and $862.3 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value as discussed in Note 7, “Fair Value Measures,” and represents Level 2 valuations. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

The aggregate amount of all long-term debt principal to be repaid for the years following December 31, 2013, is as follows:

For the Years Ending December 31,	Amount
(in thousands)
2014	$20,250
2015	20,250
2016	40,500
2017	40,500
2018	688,500

Total	$810,000

The Amended and Restated Credit Facility also amended certain negative covenants, including financial covenants.

As of December, 31, 2013, the Company’s retained earnings of $770.3 million were restricted as to the payments of dividends. As outlined in the New Amended and Restated Credit Facility, the Company cannot pay or declare any dividends except out of amounts available for restricted payments. As of December 31, 2013, the amount available for restricted payments was $355.7 million, reflecting the Company’s cumulative retained excess cash flows (“CRECF”), as defined in the New Amended and Restated Credit Facility, through December 31, 2012 and adjusted for any restricted payments made during the year ended December 31, 2013. To the extent the CRECF is utilized for other actions restricted under the New Amended and Restated Credit Facility, including stock repurchases, the amount available for restricted payments will be reduced.

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

Cash Flow Hedges of Interest Rate Risk. As a result of the repayment of the 2011 Term Loan on May 4, 2012 and the 2010 Term Loan on March 14, 2011, the Company discontinued prospective hedge accounting on

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

its then-existing interest rate swaps as they no longer met hedge accounting requirements. The Company has not entered into new interest rate swaps to hedge its debt and it is not required to do so under the New Amended and Restated Credit Facility. The Company continued to report the net loss related to the discontinued cash flow hedges in Accumulated Other Comprehensive Income (Loss) and reclassified this amount into earnings through the contractual term of the swap agreements which ended in August 2013.

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2013, the Company had outstanding foreign currency forwards with a combined notional amount of $27.4 million that were not designated as hedges in qualifying hedging relationships.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Consolidated Statements of Financial Condition:

(in thousands)	Consolidated Statements of Financial Condition Location	As of December 31, 2013	As of December 31, 2012
Derivatives designated as hedging instruments:
Liability derivatives:
Foreign exchange contracts	Other accrued liabilities	$(156)	$(203)
Asset derivatives:
Foreign exchange contracts	Prepaid and other assets	$—	$3

The following tables present the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivatives (Effective Portion) for the Years Ended December 31,			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion) for the Years Ended December 31,			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Years Ended December 31,
(in thousands)	2013	2012	2011		2013	2012	2011		2013	2012	2011
Interest rate swaps	$—	$(695)	$(4,506)	Interest expense	$(1,364)	$2,437	$(2,062)	Interest expense	$—	$—	$35

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives for the Years Ended December 31,
(in thousands)		2013	2012	2011
Foreign exchange contracts	Other expense	$(139)	$(200)	$—

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE MEASURES

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—

Liabilities:
Foreign exchange contracts	$156	$—	$156	$—

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Short-term investments:
U.S. Treasury securities	$70,898	$—	$70,898	$—

Total short-term investments	70,898	—	70,898	—

Foreign exchange contracts	3	—	3	—

Total financial assets	$70,901	$—	$70,901	$—

Liabilities:
Foreign exchange contracts	$203	$—	$203	$—

The Company’s financial assets and liabilities are valued using market prices on less active markets (Level 2). The Company did not have any transfers between any level during the periods presented. The Company does not hold any financial instruments that would be valued using Level 1 or Level 3 inputs as of the periods presented.

The Company’s short-term investments as of December 31, 2012 consisted of U.S. Treasury securities and were classified within Level 2, as there was not an active market for these securities, but the market pricing data used to calculate the value of the instruments was derived from similar securities traded in active markets.

The Company’s foreign exchange forward contracts were classified within Level 2, as they were valued using pricing models that took into account the contract terms as well as multiple observable inputs where applicable, such as prevailing spot rates and forward points.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at December 31, 2013 and 2012 consisted of the following:

		As of
Type	Estimated Useful Lives	December 31, 2013	December 31, 2012
		(in thousands)
Computer & related equipment	3 to 5 years	$86,384	$67,529
Furniture & fixtures	7 years	9,108	7,847
Leasehold improvements	3 to 21 years	52,776	48,405
Work-in-process	—	12,691	2,716

Subtotal		160,959	126,497
Accumulated depreciation and amortization		(75,371)	(59,078)

Property, equipment and leasehold improvements, net		$85,588	$67,419

Depreciation and amortization expense of property, equipment and leasehold improvements was $22.3 million, $18.7 million and $19.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill.

The Company carries goodwill as reflected in the table below:

	Performance and Risk	Governance	Total
(in thousands)

Goodwill at December 31, 2011 (1)	$1,456,024	$252,561	$1,708,585
Goodwill from acquisition of IPD	73,773	—	73,773
Foreign exchange translation adjustment	1,052	—	1,052

Goodwill at December 31, 2012	$1,530,849	$252,561	$1,783,410
Changes to goodwill (2)	14,370	(468)	13,902
Foreign exchange translation adjustment	1,509	—	1,509

Goodwill at December 31, 2013	$1,546,728	$252,093	$1,798,821

(1)

During the year ended December 31, 2013, the Company identified an error in the deferred tax allocation between its operating segments dating back to the June 1, 2010 acquisition of RiskMetrics. The Company determined that a deferred tax liability that was reflected as a component of the Performance and Risk segment’s books should have been recorded on the Governance segment’s books. The adjustment decreases the net deferred tax liability and goodwill value of the Performance and Risk segment’s books by $21.4 million while increasing the net deferred tax liability and goodwill on the Governance segments books by an offsetting $21.4 million. The correction was made during the year ended December 31, 2013 and the goodwill at December 31, 2011 has been adjusted to reflect the correct allocations between the operating

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

segments. The correction did not have an effect on the Company’s consolidated financial statements or segment results of operations for any period.
(2)

Changes to goodwill resulted from the acquisition of InvestorForce, which contributed $11.6 million to the Performance and Risk segment, adjustments to the valuation of acquired IPD assets and liabilities, which contributed $2.7 million to the Performance and Risk segment, and the disposal of the CFRA product line, which removed $0.5 million from the Governance segment.

Intangible Assets.

Amortization expense related to intangible assets for the years ended December 31, 2013, 2012 and 2011, was $58.2 million, $63.3 million and $65.8 million, respectively.

The gross carrying amounts, accumulated amortization and net intangible asset totals related to the Company’s identifiable intangible assets are as follows:

	As of
(in thousands)	December 31, 2013	December 31, 2012
Gross intangible assets:
Customer relationships	$478,735	$474,236
Trademarks/trade names	257,282	256,582
Technology/software	199,778	193,192
Proprietary process	3,800	3,800
Proprietary data	28,527	28,527

Subtotal	968,122	956,337
Foreign exchange translation adjustment	1,962	836

Total gross intangible assets	$970,084	$957,173

Accumulated amortization:
Customer relationships	$(125,359)	$(92,631)
Trademarks/trade names	(75,696)	(62,270)
Technology/software	(168,481)	(159,375)
Proprietary process	(2,269)	(1,636)
Proprietary data	(2,326)	(184)

Subtotal	(374,131)	(316,096)
Foreign exchange translation adjustment	(246)	(3)

Total accumulated amortization	$(374,377)	$(316,099)

Net intangible assets:
Customer relationships	$353,376	$381,605
Trademarks/trade names	181,586	194,312
Technology/software	31,297	33,817
Proprietary process	1,531	2,164
Proprietary data	26,201	28,343

Subtotal	593,991	640,241
Foreign exchange translation adjustment	1,716	833

Total net intangible assets	$595,707	$641,074

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense for succeeding years is presented below:

For the Years Ending December 31,	Amortization Expense
(in thousands)
2014	$58,412
2015	58,515
2016	56,337
2017	50,206
2018	47,659
Thereafter	324,578

Total	$595,707

10. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. For the years ended December 31, 2013, 2012 and 2011, costs relating to 401(k), pension and post-retirement benefit expenses were $21.2 million, $19.0 million and $15.9 million, respectively. Amounts included in cost of services were $13.3 million, $12.0 million and $9.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amounts included in selling, general and administrative expense related to these pension and post-retirement expenses for the years ended December 31, 2013, 2012 and 2011 were $7.9 million, $7.0 million and $6.1 million, respectively.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions and, in the case of the MSCI 401(k) plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations. The Company’s expenses associated with the 401(k) plan and other defined contribution plans for the years ended December 31, 2013, 2012 and 2011 were $18.5 million, $15.9 million and $14.0 million, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense incurred by the Company related to defined benefit pension plans was $2.7 million, $3.1 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company uses a measurement date of December 31 to calculate obligations under its pension and postretirement plans. As of December 31, 2013, the Company carried a $7.7 million net liability on its books related to its future pension obligations. The fair value of the defined benefit plan assets were $15.7 million at December 31, 2013.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2010, the Company awarded certain of its employees with a grant in the form of restricted stock units (“Performance Award”). The Performance Award performance-vested based upon the Company achieving specific performance targets over a measurement period ended on December 31, 2012. The Performance Award vested and converted to shares in February 2013.

On December 10, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of a special one-time price and time vested stock option award to the Company’s Chief Executive Officer (“2010 CEO Award”). The award was valued at $3.6 million using a Monte Carlo simulation based on the closing price of the Company’s common stock at the close of business on December 13, 2010. The 2010 CEO Award time-vests over a five-year period, with approximately 25% of the award vesting on each of the second, third, fourth and fifth anniversaries of the grant and is subject to certain market performance conditions.

On December 14, 2010, the Company, as a component of the 2010 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units (“2010 Bonus Award”). The aggregate value of the grants was $18.9 million. Approximately $6.2 million was awarded to retirement-eligible employees under the award terms. A portion of the 2010 Bonus Award consisted of restricted stock units vesting over a three-year period, with one-third vesting on each anniversary of the grant in 2011, 2012 and 2013, respectively. A smaller portion of the 2010 Bonus Award consisted of restricted stock units subject to achieving both specific performance targets over a measurement period ending on December 31, 2012 and a time-vesting period, with one-half time vesting on December 31, 2012 and December 31, 2013, respectively.

On February 2, 2012, the Company, as a component of the 2011 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units (“2011 Bonus Award”). The aggregate value of the grants was $21.2 million. Approximately $6.7 million of the aggregate value of the grants was awarded to retirement-eligible employees under the award terms which had been expensed in the year ended December 31, 2011. A portion of the 2011 Bonus Award consisted of restricted stock units vesting over a three-year period, with one-third vesting on each anniversary of the grant in 2013, 2014 and 2015, respectively. A smaller portion of the 2011 Bonus Award consisted of restricted stock units subject to achieving both specific performance targets over a measurement period ending on December 31, 2013 and a time-vesting period, with one-half time vesting on December 31, 2013 and December 31, 2014, respectively.

In January 2013, the Company, as a component of the 2012 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units (“2012 Bonus Award”). The aggregate value of the grants was $21.7 million. Approximately $6.2 million was awarded to retirement eligible employees under the award terms which had been expensed in the year ended December 31, 2012. A portion of the 2012 Bonus Award consisted of restricted stock units vesting over a three-year period, with one-third vesting on each anniversary of the grant in 2014, 2015 and 2016. A smaller portion of the 2012 Bonus Award consisted of restricted stock units subject to achieving both specific performance targets over a measurement period ending on December 31, 2014 and a time-vesting period, with one-half time vesting on December 31, 2014 and December 31, 2015, respectively.

In January 2014, the Company, as a component of the 2013 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units (“2013 Bonus Award”). The total number of units granted was 575,457. The aggregate value of the grants was $24.3 million. Approximately $6.8 million was awarded to retirement eligible employees under the award terms which had been expensed in the year ended December 31, 2013.

During the year ended December 31, 2013, the Company awarded 4,688 shares in MSCI common stock and 20,514 restricted stock units to directors who were not employees of the Company during the period. During the

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year ended December 31, 2012, the Company awarded 4,544 shares in MSCI common stock and 18,603 restricted stock units to directors who were not employees of the Company during the period.

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

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to use newly issued shares or certain shares of common stock held in treasury.

The components of share-based compensation expense related to the awards to Company employees and directors who are not employees of the Company of restricted stock units and restricted stock awards (representing shares of common stock) and options to purchase shares of common stock, as applicable, are presented below:

	For the Years Ended
(in thousands)	December 31, 2013	December 31, 2012	December 31, 2011

Deferred stock	$23,910	$23,198	$27,067
Stock options	1,643	2,398	4,682

Total	$25,553	$25,596	$31,749

The amount of this expense included in cost of services for the years ended December 31, 2013, 2012 and 2011 was $10.3 million, $9.6 million and $12.4 million, respectively. The amount of this expense included in selling, general and administrative expense for the years ended December 31, 2013, 2012 and 2011 was $15.3 million, $16.0 million and $19.3 million, respectively. The amount of this expense included in restructuring expense was less than $0.1 million for the year ended December 31, 2011.

The tax benefits for share-based compensation expense related to deferred stock and stock options granted to Company employees and to directors who are not employees of the Company were $2.6 million, $1.0 million and $7.3 million for the year ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, $13.1 million of compensation cost related to MSCI unvested share-based awards granted to the Company’s employees and to directors who are not employees of the Company had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will be recognized primarily over the next one to three years.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of common stock. As of December 31, 2013, 6.7 million shares of common stock were available for future grant under these plans.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on the actual achievement of performance measures, that an employee will receive a different amount of shares underlying the PSUs, in which case the Company reports the amount of shares employees are likely to receive.

The following table sets forth activity concerning the Company’s vested and unvested deferred stock awards applicable to its employees:

For the Year Ended December 31, 2013	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Vested and unvested deferred stock awards at December 31, 2012	1,440	$32.47
Granted	797	$34.06
Conversion to common stock	(847)	$32.30
Canceled	(153)	$30.65

Vested and unvested deferred stock awards at December 31, 2013 (1)	1,237	$33.84

(1)	As of December 31, 2013, 1,212 restricted stock units and restricted stock awards, with a weighted average price of $33.84, were vested or expected to vest.

The total fair value of Deferred Stock Awards held by the Company’s employees converted to MSCI common stock during the years ended December 31, 2013, 2012 and 2011 was $28.2 million, $15.3 million and $35.2 million, respectively.

The following table sets forth activity concerning the Company’s unvested deferred stock awards related to its employees:

For the Year Ended December 31, 2013	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested deferred stock awards at December 31, 2012(1)	1,136	$32.16
Granted	599	$34.01
Vested	(688)	$31.91
Canceled	(153)	$30.65

Unvested deferred stock awards at December 31, 2013	894	$33.85

Unvested deferred stock awards expected to vest	868	$33.85

(1)	Unvested deferred stock awards represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligibility requirements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Awards. During the year ended December 31, 2013, the Company awarded stock options. The award was valued using a Black-Scholes valuation model. No MSCI stock options were issued during the years ended December 31, 2012 and 2011. The weighted average fair value of MSCI stock options issued by the Company in the year ended December 31, 2013 was $19.18, utilizing the following assumptions:

Assumptions
Risk free interest rate	1.87%
Expected option life in years	6.50
Expected stock price volatility	46.07%
Expected dividend yield	—

The expected stock price volatility assumption was determined using the historical volatility of the Company.

The following table sets forth activity concerning MSCI stock options granted to the Company’s employees for the year ended December 31, 2013:

For the Year Ended December 31, 2013	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregated Intrinsic Value (in thousands)
Options outstanding at December 31, 2012	2,607	$19.62	5.82	N/A
Granted or assumed	104	$40.23	N/A	N/A
Forfeited	(20)	$18.99	N/A	N/A
Conversion to common stock	(705)	$16.43	N/A	N/A

Options outstanding at December 31, 2013	1,986	$21.85	4.55	$43,445

Options exercisable at December 31, 2013	1,729	$19.42	4.02	$42,005

Options vested or expected to vest	1,986	$21.85	4.55	$43,445

The following table presents information relating to the Company’s outstanding stock options as of December 31, 2013:

At December 31, 2013	Options Outstanding
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Exercise Price	Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
$2.76 to $16.48	204	$11.95	3.20	$6,481
$18.00	961	$18.00	3.86	$24,706
$20.45 to $25.64	509	$23.23	4.32	$10,433
$36.70 to $40.23	312	$37.88	7.88	$1,825

Total	1,986			$43,445

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information relating to the Company’s exercisable stock options as of December 31, 2013:

At December 31, 2013	Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Exercise Price	Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
$2.76 to $16.48	204	$11.95	3.20	$6,481
$18.00	961	$18.00	3.86	$24,706
$20.45 to $25.64	509	$23.23	4.32	$10,433
$36.70 to $40.23	55	$36.70	6.95	$385

Total	1,729			$42,005

The intrinsic value of the stock options exercised by the Company’s employees during the years ended December 31, 2013, 2012 and 2011 was $13.9 million, $14.5 million and $19.4 million, respectively.

12. INCOME TAXES

The provision for income taxes (benefits) consisted of:

	For the Years Ended
(in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Current
U.S. federal	$100,504	$94,022	$53,041
U.S. state and local	17,513	19,067	12,573
Non U.S.	20,113	22,277	18,720

	138,130	135,366	84,334

Deferred
U.S. federal	(9,044)	(24,733)	12,412
U.S. state and local	(3,614)	(5,225)	(2,643)
Non U.S.	(2,408)	(237)	(4,144)

	(15,066)	(30,195)	5,625

Provision for income taxes	$123,064	$105,171	$89,959

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the provision to the U.S. federal statutory income tax rate:

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3.06%	2.10%	2.45%

Change in tax rates applicable to non-U.S. earnings	(0.95%)	(1.90%)	(3.33%)
Domestic tax credits	(0.86%)	—%	(0.95%)
Other	(0.64%)	1.14%	0.98%

Effective income tax rate	35.61%	36.34%	34.15%

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012, were as follows:

	As of
(in thousands)	December 31, 2013	December 31, 2012
Deferred tax assets:
Employee compensation and benefit plans	$35,051	$33,183
Deferred rent	9,810	8,592
Property, equipment and leasehold improvements, net	949	—
State taxes	3,847	1,716
Interest rate swap	—	523
Foreign currency translation	—	144
Pension	454	505
Unearned revenue	1,493	908
NOL carryforward – current	2,129	741
NOL carryforward – non-current	34,699	3,849
Other	3,043	3,239

Subtotal	91,475	53,400
Less: valuation allowance	(23,399)	(209)

Total deferred tax assets	$68,076	$53,191

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of
	December 31, 2013	December 31, 2012

Deferred tax liabilities:
Intangible assets	$(235,102)	$(236,838)
Foreign currency translation	(378)	—
Property, equipment and leasehold improvements, net	—	(1,046)
Other	(762)	—

Total deferred tax liabilities	$(236,242)	$(237,884)

Net deferred tax liabilities	$(168,166)	$(184,693)

Net current deferred tax asset	$52,888	$49,552
Net non-current deferred tax liabilities	(221,054)	(234,245)

Net deferred tax liabilities	$(168,166)	$(184,693)

The following table presents the components of income before provision for income taxes generated by domestic or foreign operations for the periods indicated:

	For the Years Ended
(in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Domestic	$301,697	$237,816	$220,302

Foreign (1)	43,924	51,593	43,111

Total income before provision for income taxes	$345,621	$289,409	$263,413

(1)	Foreign income before provision for income taxes is defined as income generated from operations located outside the U.S.

Cumulative earnings attributable to foreign subsidiaries were $188.6 million, $164.9 million and $121.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. No provisions for U.S. income tax that could occur upon repatriation has been recorded on these earnings which are indefinitely invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

The Company intends to reinvest the undistributed earnings of all foreign operations indefinitely except for any entities that are branches of U.S. companies or check-the-box entities that have elected to be treated as disregarded entities for U.S. tax purposes and are held directly by a U.S. company or are not otherwise eligible for deferral. Accordingly, the Company does not accrue the U.S. taxes that would be recognized upon repatriation of these earnings.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2013, 2012 and 2011:

Gross unrecognized tax benefits	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
(amounts in thousands)
Beginning balance	$6,827	$13,168	$13,392
Increases based on tax positions related to the current period	194	—	—
Increases based on tax positions related to prior periods	2,690	349	1,061
Decreases based on tax positions related to prior periods	(2,474)	(427)	(1,132)
Increases/ (Decreases) related to settlements with taxing authorities	—	(6,263)	(153)
Increases/(Decreases) related to a lapse of applicable statute of limitations	(148)	—	—

Ending balance	$7,089	$6,827	$13,168

The total amount of unrecognized tax benefits was $6.4 million, net of federal benefit of state issues, competent authority and foreign tax credit offsets, as of December 31, 2013, which, if recognized, would favorably affect the effective tax rate in future periods. The Company recognizes the accrual of interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes in the Consolidated Statement of Income. For the year ended December 31, 2013, the Company recognized $0.2 million of interest in the Consolidated Statement of Income. No penalties were recognized in the Consolidated Statement of Income for the year ended December 31, 2013.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

Tax Jurisdiction	Tax Years
United States	2005-2012
California	2009-2012
New York State	2007-2012
New York City	2007-2012
Hong Kong	2007-2012
United Kingdom	2011-2012
Canada	2006-2012
Japan	2009-2012
India	2008-2013

13. ACQUISITIONS AND DISPOSITIONS

The acquisition method of accounting is based on ASC Subtopic 805-10, “Business Combinations,” and uses the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” which the Company has adopted as required. The total purchase price is allocated to the net tangible and intangible assets based upon their fair values as of the acquisition dates. The excess of the purchase price over the fair values of the net tangible assets and intangible assets was recorded as goodwill. The allocation of the purchase price was based upon a valuation and is subject to change within the one-year measurement period following the acquisition. MSCI expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date for InvestorForce during the measurement period.

Acquisition of IPD

On November 30, 2012, MSCI Limited, an indirect wholly-owned subsidiary of the Company, paid cash of $124.8 million to acquire real estate performance measurement group IPD. The acquisition of IPD expands the Company’s multi-asset class offering by facilitating the integration of private real estate assets into its models, as well as adding a family of real estate indexes to the Company’s family of equity indexes. Headquartered in London, with offices around the world, IPD is a provider of real estate performance analysis for funds, investors, managers, lenders and occupiers and offers a wide range of services that include research, reporting, benchmarking and indexes. IPD has been added as a component of the Performance and Risk segment.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The final purchase price allocations for the IPD acquisition were $76.5 million for goodwill, $58.7 million for identifiable intangible assets, $18.6 million for assets other than identifiable intangible assets and $29.0 million for other liabilities.

Acquisition of InvestorForce

On January 29, 2013, MSCI completed the acquisition of InvestorForce by paying $23.6 million in cash. The acquisition of InvestorForce enhances MSCI’s position as a provider of performance analysis and risk transparency and furthers its goal of providing investment decision support tools to institutional investors across all client segments and asset classes. InvestorForce is a leading provider of performance reporting solutions to the institutional investment community in the United States, providing investment consultants with an integrated solution for daily monitoring, analysis of and reporting on institutional assets. InvestorForce has been added as a component of the Performance and Risk segment.

As of December 31, 2013, the preliminary purchase price allocations for the InvestorForce acquisition were $11.6 million for goodwill, $9.1 million for identifiable intangible assets, $6.4 million for assets other than identifiable intangible assets and $3.5 million for other liabilities.

Disposition of CFRA

On March 31, 2013, MSCI completed the sale of its CFRA product line, which was a component of the Governance segment. The results of operations from the CFRA product line and the sale of CFRA were not material to the Company.

14. SEGMENT INFORMATION

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or CODM, in deciding how to allocate resources and in assessing performance. MSCI’s Chief Executive Officer, who is considered to be its CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. MSCI operates as two segments, the Performance and Risk business and the Governance business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s CODM for purposes of making operating decisions and assessing financial performance.

The Performance and Risk business is a global provider of investment decision support tools, including equity indexes, real estate indexes and benchmarks, portfolio risk and performance analytics, credit analytics and ESG products. The business provides clients with a broad suite of products and services to assist them with managing equity, fixed income and multi-asset class portfolios. The products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management, regulatory and client reporting, index-linked investment product creation, asset allocation, the assessment of corporate management of ESG risks and opportunities, investment manager selection and investment research.

The Governance business is a provider of corporate governance products and governance-related data solutions to institutional investors and corporations around the world. Among other things, the Governance business facilitates the voting of proxies by institutional investors and provides in-depth research and analysis to help inform their voting decisions and identify issuer-specific risk. It offers both global equity security coverage

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and fully integrated products and services, including proxy voting; policy creation, application and management; research; vote recommendations; vote execution; post-vote disclosure and reporting; and data and analytical tools. It also provides securities class action monitoring and claims filing services to aid institutional investors in the recovery of funds from securities class action settlements. Within a firewall, a separate unit of the Governance business also provides products and services to corporate clients who may use those products and services to learn about and improve their governance and executive compensation practices.

Revenues and expenses directly associated with each respective segment are included in determining its operating results. Other expenses that are not directly attributable to a particular segment are allocated based upon allocation methodologies, including time estimates, headcount, revenues and other relevant usage measures.

The CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for MSCI as a whole.

The following table presents MSCI’s operating segments’ results for the years ended December 31, 2013, 2012 and 2011:

	Years Ended
(in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Operating revenues
Performance and Risk	$913,364	$826,990	$781,355
Governance	122,303	123,151	119,586

Consolidated	$1,035,667	$950,141	$900,941

Amortization of intangible assets and depreciation and amortization of property, equipment and leasehold improvements
Performance and Risk	$63,086	$65,182	$67,558
Governance	17,419	16,816	17,672

Consolidated	$80,505	$81,998	$85,230

Operating income
Performance and Risk	$356,500	$334,547	$310,504
Governance	15,006	12,389	11,494

Consolidated	$371,506	$346,936	$321,998

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area:

	For the Years Ended
(in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Revenues
Americas:
United States	$506,392	$485,603	$457,591
Other	38,653	31,929	32,188

Total Americas	545,045	517,532	489,779

Europe, the Middle East and Africa (“EMEA”):
United Kingdom	152,714	118,827	106,648
Other	214,316	189,465	180,600

Total EMEA	367,030	308,292	287,248

Asia & Australia:
Japan	50,701	57,419	58,023
Other	72,891	66,898	65,891

Total Asia & Australia	123,592	124,317	123,914

Total	$1,035,667	$950,141	$900,941

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
(in thousands)	December 31, 2013	December 31, 2012
Long-lived assets
Americas:
United States	$2,323,781	$2,334,877
Other	4,082	4,608

Total Americas	2,327,863	2,339,485

EMEA:
United Kingdom	133,411	139,714
Other	11,871	8,749

Total EMEA	145,282	148,463

Asia & Australia:
Japan	1,543	297
Other	5,428	3,658

Total Asia & Australia	6,971	3,955

Total	$2,480,116	$2,491,903

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. QUARTERLY RESULTS OF OPERATIONS (unaudited):

	2013				2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Operating revenues	$251,909	$257,898	$258,238	$267,622	$229,052	$238,565	$235,444	$247,080

Cost of services	80,185	83,359	80,040	84,727	72,291	73,243	68,350	74,191
Selling, general and administrative	61,631	57,612	65,380	70,722	55,436	57,602	62,973	57,172
Restructuring	—	—	—	—	(29)	(22)	—	—
Amortization of intangible assets	14,486	14,509	14,448	14,760	15,959	15,959	15,959	15,421
Depreciation and amortization of property, equipment and leasehold improvements	5,080	5,246	5,934	6,042	4,416	4,662	4,633	4,989

Total operating expenses	161,382	160,726	165,802	176,251	148,073	151,444	151,915	151,773

Operating income	90,527	97,172	92,436	91,371	80,979	87,121	83,529	95,307
Interest income	(268)	(237)	(265)	(261)	(223)	(237)	(252)	(242)
Interest expense (1)	7,020	6,504	5,827	6,914	12,355	29,581	7,314	7,178
Other expense (income)	224	(354)	627	154	608	516	873	56

Other expense (income), net	6,976	5,913	6,189	6,807	12,740	29,860	7,935	6,992

Income before provision for income taxes	83,551	91,259	86,247	84,564	68,239	57,261	75,594	88,315
Provision for income taxes	24,614	30,206	30,937	37,307	24,273	19,715	27,320	33,863

Net income	$58,937	$61,053	$55,310	$47,257	$43,966	$37,546	$48,274	$54,452

Earnings per basic common share	$0.49	$0.50	$0.46	$0.40	$0.36	$0.31	$0.39	$0.44

Earnings per diluted common share	$0.48	$0.50	$0.46	$0.39	$0.35	$0.30	$0.39	$0.44

Weighted average shares outstanding used in computing per share data
Basic	120,746	121,149	119,607	118,828	121,754	122,030	122,261	122,082

Diluted	121,702	122,069	120,578	119,877	123,113	123,295	123,450	122,995

(1)

Increased Interest expense during the second quarter of 2012 was primarily the result of the accelerated recognition of deferred financing costs associated with the refinancing of the Company’s debt that occurred during the quarter.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SUBSEQUENT EVENTS

Authorization of the 2014 Repurchase Program

On February 4, 2014, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock which will be available from time to time at management’s discretion.

Initiation of the February 2014 ASR Program

On February 6, 2014, MSCI entered into a new ASR agreement to initiate share repurchases aggregating $100.0 million (the “February 2014 ASR Program”). The February 2014 ASR Program is structured as a capped ASR in which, on February 7, 2014, MSCI paid $100.0 million and received 1.7 million shares, representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. This price is capped such that only under limited circumstances may the Company be required to deliver shares or pay cash at settlement. MSCI anticipates that all repurchases under the February 2014 ASR Program will be completed no later than the final repurchase date in May 2014, although settlement may be accelerated under certain circumstances. Additionally, depending on the average share price through the completion date in May 2014, MSCI may receive additional shares under the February 2014 ASR Program.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation	10-Q	001-33812	3.1	5/4/2012

3.2	Amended and Restated By-laws	10-Q	001-33812	3.2	5/4/2012

4.1	Form of Senior Debt Indenture	S-3	333-181533	4.1	5/18/2012

4.2	Form of Subordinated Debt Indenture	S-3	333-181533	4.2	5/18/2012

4.3	Form of Common Stock Certificate	10-Q	001-33812	4.1	5/4/2012

10.1†	Index License Agreement for Funds, dated as of March 18, 2000, between Morgan Stanley Capital International and Barclays Global Investors, N.A.	Filed Herewith

10.2†	Amendment to Index License Agreement for Funds between Morgan Stanley Capital International and Barclays Global Investors, N.A.	10-K	001-33812	10.2	2/29/2012

10.3†	Letter Agreement to Amend MSCI-BGI Fund Index License Agreement, dated as of June 21, 2001, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.3	1/31/2011

10.4†	Addendum to the Index License Agreement for Funds, dated as of September 18, 2002, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.4	9/26/2007

10.5†	Amendment to the Index License Agreement for Funds, dated as of December 3, 2004, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.5	10/26/2007

10.6†	Amendment to the Index License Agreement for Funds, dated as of May 1, 2005, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.6	9/26/2007

10.7†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2006, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.7	10/26/2007

10.8	Amendment to Index License Agreement for Funds, dated as of June 5, 2007, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.8	1/31/2011

10.9	Amendment to Index License Agreement for Funds, dated as of November 7, 2008, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.9	2/29/2012

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.10†	Amendment to Index License Agreement for Funds, dated as of December 9, 2008, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.2	7/2/2010

10.11	Amendment to Index License Agreement for Funds, dated as of April 1, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.11	1/29/2010

10.12†	Amendment to Index License Agreement for Funds, dated as of May 21, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.3	7/2/2010

10.13	Amendment to Index License Agreement for Funds, dated as of September 30, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.4	7/2/2010

10.14	Amendment to Index License Agreement for Funds, dated as of October 6, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.14	1/29/2010

10.15†	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.). Replaces in its entirety the Amendment to Index License Agreement for Funds, dated as of October 27, 2009, between MSCI Inc. and Barclays Global Investors, N.A. filed as Exhibit 10.15 to Form 10-K (001-33812) filed with the SEC on February 29, 2012.	10-K	001-33812	10.15	3/1/2013

10.16	Trademark License Agreement, dated as of March 18, 2002, between Morgan Stanley Dean Witter & Co. and Morgan Stanley Capital International Inc.	S-1	333-144975	10.9	9/26/2007

10.17	Amendment No. 1 to Trademark License Agreement, dated July 21, 2008, between Morgan Stanley and MSCI Inc.	10-Q	001-33812	10.6	10/6/2008

10.18	Intellectual Property Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.10	2/28/2008

10.19	Amendment No. 1 to Intellectual Property Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc.	10-Q	001-33812	10.4	10/6/2008

10.20	Services Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.11	2/28/2008

10.21	Amendment No. 1 to Services Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc.	10-Q	001-33812	10.5	10/6/2008

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.22	Letter Agreement to Services Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc.	8-K	001-33812	10.3	5/22/2009

10.23	Tax Sharing Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.12	2/28/2008

10.24	Shareholder Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.13	2/28/2008

10.25	Amended and Restated Shareholder Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc.	10-Q	001-33812	10.3	10/6/2008

10.26	Credit Agreement, dated as of June 1, 2010 among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley & Co. Incorporated, as Collateral Agent, Morgan Stanley Senior Funding, Inc., as Swing Line Lender and L/C Issuer and the other lenders party thereto, as amended by Amendments No. 1 and 2 thereto, dated as of February 4, 2011 and March 14, 2011, respectively, each among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley & Co. Incorporated, as Collateral Agent, Morgan Stanley Senior Funding, Inc., as Swing Line Lender and L/C Issuer and the other lenders party thereto, as amended and restated by Exhibit 10.64.	8-K 8-K 8-K	001-33812 001-33812 001-33812	2.2 2.1 2.2	6/7/2010 3/18/2011 3/18/2011

10.27	Asset Purchase Agreement, dated July 22, 2008, between MSCI Inc. and Morgan Stanley	10-Q	001-33812	10.7	10/6/2008

10.28	Separation Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc.	8-K	001-33812	10.1	5/22/2009

10.29	Employee Matters Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc.	8-K	001-33812	10.2	5/22/2009

10.30*	MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan	10-K	001-33812	10.30	3/1/2013

10.31*	MSCI Independent Directors’ Equity Compensation Plan as amended and restated on January 12, 2011	10-K	001-33812	10.39	1/31/2011

10.32*	MSCI Inc. Performance Formula and Incentive Plan	Proxy	001-33812	Annex C	2/28/2008

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.33*	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options	10-K	001-33812	10.19	2/28/2008

10.34*	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. Independent Directors’ Equity Compensation Plan	10-K	001-33812	10.34	3/1/2013

10.35*	RiskMetrics Group, Inc. 2000 Stock Option Plan	S-8	333-165888	99.1	6/3/2010

10.36*	RiskMetrics Group, Inc. 2004 Stock Option Plan	S-8	333-165888	99.2	6/3/2010

10.37*	Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan	S-8	333-165888	99.3	6/3/2010

10.38*	RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan	10-K	001-33812	10.38	3/1/2013

10.39*	Form of Performance Award Agreement for Restricted Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.44	1/31/2011

10.40*	Form of Performance Award Agreement for Restricted Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.45	1/31/2011

10.41*	Form of Award Agreement for Restricted Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.46	1/31/2011

10.42*	Form of Award Agreement for Restricted Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.47	1/31/2011

10.43*	Form of Performance Award Agreement for Performance Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.50	1/31/2011

10.44*	Form of Performance Award Agreement for Performance Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.51	1/31/2011

10.45*	Award Agreement for 2010 Price Vested Stock Option Award for the Chief Executive Officer under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.54	1/31/2011

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.46*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.46	3/1/2013

10.47*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.47	3/1/2013

10.48†	Amendment to Index License Agreement for Funds, dated as of December 15, 2009, between MSCI Inc. and Blackrock Institutional Trust Company, N.A.	10-K	001-33812	10.57	1/31/2011

10.49	Amendment to Index License Agreement for Funds, dated as of June 13, 2011, between MSCI Inc. and BlackRock Institutional Trust Company, N.A.	10-K	001-33812	10.58	2/29/2012

10.50	Amendment to Index License Agreement for Funds, dated as of May 20, 2010	10-K	001-33812	10.59	1/31/2011

10.51†	Schedule No. 11043 to the Master Index License Agreement for Index Based Funds between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.), dated as of September 1, 2010	10-K	001-33812	10.60	1/31/2011

10.52†	Amendment to the Index License Agreement for Funds, dated as of November 19, 2010 between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.52	3/1/2013

10.53	Amendment to the Index License Agreement for Funds, dated as of June 21, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)	10-K	001-33812	10.62	2/29/2012

10.54†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K/A	001-33812	10.63	7/20/2012

10.55†	Amendment to the Index License Agreement for Funds, dated as of August 23, 2011, by and between MSCI Inc. and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.56	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)	10-K	001-33812	10.65	2/29/2012

10.57†	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.57	3/1/2013

10.58	Amendment to the Index License Agreement for Funds, dated as of December 16, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International, Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.67	2/29/2012

10.59	Agreement of Lease dated September 16, 2011, by and between 7 World Trade Center, LLC and MSCI Inc.	8-K	001-33812	10.1	9/22/2011

10.60*	Director Deferral Plan	10-Q	001-33812	10.1	8/5/2011

10.61*	Offer Letter, executed May 25, 2012, between MSCI Inc. and Robert Qutub	8-K	001-33812	10.1	5/30/2012

10.62*	Change of Employment Status and Release Agreement, executed August 2, 2012, between MSCI Inc. and David M. Obstler	10-Q	001-33812	10.2	8/3/2012

10.63†	Datafeed License Agreement dated as of May 31, 2012, by and between Broadridge Investor Communication Solutions, Inc. and Institutional Shareholder Services Inc.	10-Q/A	001-33812	10.55	11/16/2012

10.64	Amended and Restated Credit Agreement dated as of May 4, 2012 among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Swing Line Linder and L/C Issuer, Morgan Stanley & Co. Incorporated, as Collateral Agent and the other lenders party thereto, as amended and restated by Exhibit 10.78.	10-Q	001-33812	10.26	5/4/2012

10.65	Fixed Dollar Capped Accelerated Share Repurchase Transaction dated as of December 13, 2012, between MSCI Inc. and Morgan Stanley & Co. LLC	10-K	001-33812	10.65	3/1/2013

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.66†	Amendment to the Index License Agreement for Funds, dated as of February 16, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.67†	Amendment to the Index License Agreement for Funds, dated as of April 9, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.67	3/1/2013

10.68†	Amendment to the Index License Agreement for Funds, dated as of June 1, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.68	3/1/2013

10.69†	Amendment to the Index License Agreement for Funds, dated as of August 17, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.69	3/1/2013

10.70†	Amendment to the Index License Agreement for Funds, dated as of August 20, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.71†	Amendment to the Index License Agreement for Funds, dated as of November 6, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.72†	Amendment to the Index License Agreement for Funds, dated as of November 15, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.72	3/1/2013

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.73††	Amendment to the Index License Agreement for Funds, dated as of February 21, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.74††	Amendment to the Index License Agreement for Funds, dated as of March 20, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.75††	Amendment to the Index License Agreement for Funds, dated as of September 11, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.76††	Amendment to the Index License Agreement for Funds, dated as of December 10, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.77††	Amendment to the Index License Agreement for Funds, dated as of December 16, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.78	Amendment No. 1 to the Amended and Restated Credit Agreement dated December 12, 2013, to the Amended and Restated Credit Agreement dated May 4, 2012 among MSCI Inc., as the Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Swing Line Lender and L/C Issuer, Morgan Stanley & Co. LLC, as Collateral Agent and the other lenders party thereto.	8-K	001-33812	10.1	12/13/2013

10.79*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	Filed Herewith

10.80*	Form of Performance Award Agreement for Performance Stock Units for Chief Executive Officer under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.81*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	Filed Herewith

10.82*	Form of Award Agreement for Restricted Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	Filed Herewith

10.83*	Form of Award Agreement for Restricted Stock Units for Chief Executive Officer under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	Filed Herewith

10.84*	Form of Award Agreement for Restricted Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	Filed Herewith

10.85*	Award Agreement for 2013 Non-Qualified Stock Option Award	Filed Herewith

10.86	Fixed Dollar Capped Accelerated Share Repurchase Transaction dated as of August 1, 2013, between MSCI Inc. and Morgan Stanley & Co. LLC	10-Q	001-33812	10.1	11/1/2013

21.1	Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

24.1	Powers of Attorney (included as part of Signature Page)	Filed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished Herewith

101.INS	XBRL Instance Document.	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

*	Indicates a management compensation plan, contract or arrangement.
†	Confidential treatment has been granted for a portion of this exhibit.
††	Confidential treatment requested.