Form 10-Q
period 2014-03-31
MSCI Inc.
filed 2014-05-02
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 28, 2014, there were 116,704,758 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

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

Other factors that could materially affect actual results, levels of activity, performance or achievements can be found in MSCI Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 28, 2014, and in quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what MSCI Inc. projected. Any forward-looking statement in this report reflects MSCI Inc.’s current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to MSCI Inc.’s operations, results of operations, growth strategy and liquidity. MSCI Inc. assumes no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	As of
	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$260,450	$358,434
Accounts receivable (net of allowances of $698 and $1,280 at March 31, 2014 and December 31, 2013, respectively)	191,905	169,490
Deferred taxes	75,931	52,888
Prepaid taxes	17,091	27,333
Prepaid and other assets	27,810	28,890
Assets held for sale	415,673	—

Total current assets	988,860	637,035
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $77,854 and $75,371 at March, 2014 and December 31, 2013, respectively)	79,758	85,588
Goodwill	1,547,173	1,798,821
Intangible assets (net of accumulated amortization of $338,141 and $374,377 at March 31, 2014 and December 31, 2013, respectively)	462,348	595,707
Other non-current assets	15,679	17,386

Total assets	$3,093,818	$3,134,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,542	$1,198
Accrued compensation and related benefits	42,635	121,124
Other accrued liabilities	40,252	41,212
Current maturities of long-term debt	19,775	19,772
Deferred revenue	314,247	319,735
Liabilities held for sale	128,200	—

Total current liabilities	546,651	503,041
Long-term debt, net of current maturities	783,065	788,010
Deferred taxes	159,141	221,054
Other non-current liabilities	41,230	46,068

Total liabilities	1,530,087	1,558,173

Commitments and Contingencies (see Note 8)

Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 126,062,931 and 125,555,268 common shares issued and 116,702,810 and 118,083,111 common shares outstanding at March 31, 2014 and December 31, 2013, respectively)	1,261	1,256
Treasury shares, at cost (9,360,121 and 7,472,157 common shares held at March 31, 2014 and December 31, 2013, respectively)	(345,550)	(268,391)
Additional paid in capital	1,057,386	1,073,893
Retained earnings	850,655	770,256
Accumulated other comprehensive income (loss)	(21)	(650)

Total shareholders’ equity	1,563,731	1,576,364

Total liabilities and shareholders’ equity	$3,093,818	$3,134,537

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Operating revenues	$239,688	$219,469

Operating expenses:
Cost of services	75,427	65,300
Selling, general and administrative	67,658	55,515
Amortization of intangible assets	11,270	11,166
Depreciation and amortization of property, equipment and leasehold improvements	5,828	4,597

Total operating expenses	160,183	136,578

Operating income	79,505	82,891

Interest income	(156)	(237)
Interest expense	5,059	7,016
Other expense (income)	1,071	1,922

Other expense (income), net	5,974	8,701

Income from continuing operations before provision for income taxes	73,531	74,190
Provision for income taxes	26,385	21,232

Income from continuing operations	47,146	52,958
Income from discontinued operations, net of income taxes	33,253	5,979

Net income	$80,399	$58,937

Earnings per basic common share:
Earnings per basic common share from continuing operations	$0.40	$0.44
Earnings per basic common share from discontinued operations	0.28	0.05

Earnings per basic common share	$0.68	0.49

Earnings per diluted common share:
Earnings per diluted common share from continuing operations	$0.40	$0.43
Earnings per diluted common share from discontinued operations	0.28	0.05

Earnings per diluted common share	$0.68	$0.48

Weighted average shares outstanding used in computing earnings per share:
Basic	117,582	120,746

Diluted	118,597	121,702

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Net income	$80,399	$58,937
Other comprehensive income (loss):
Foreign currency translation adjustments	1,032	(5,462)
Income tax effect	(400)	2,110

Foreign currency translation adjustments, net	632	(3,352)

Unrealized gains (losses) on cash flow hedges	—	593
Income tax effect	—	(226)

Unrealized gains (losses) on cash flow hedges, net	—	367

Unrealized gains (losses) on available-for-sale securities	—	(5)
Income tax effect	—	2

Unrealized gains (losses) on available-for-sale securities, net	—	(3)

Pension and other post-retirement adjustments	(7)	92
Income tax effect	4	(31)

Pension and other post-retirement adjustments, net	(3)	61

Other comprehensive income (loss), net of tax	629	(2,927)

Comprehensive income	$81,028	$56,010

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Cash flows from operating activities
Net income	$80,399	$58,937
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	14,010	14,486
Stock-based compensation expense	5,171	6,811
Depreciation and amortization of property, equipment and leasehold improvements	6,047	5,080
Amortization of debt origination fees	445	762
Deferred taxes	(26,271)	(5,143)
Amortization of discount on long-term debt	121	246
Excess tax benefits from stock-based compensation	(1,174)	(1,172)
Other non-cash adjustments	(102)	(1,108)
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(38,879)	(14,213)
Prepaid income taxes	10,385	18,418
Prepaid and other assets	(618)	827
Accounts payable	349	(2,179)
Deferred revenue	46,167	43,405
Accrued compensation and related benefits	(68,646)	(61,639)
Other accrued liabilities	3,480	2,814
Other	(5,635)	4,715

Net cash provided by operating activities	25,249	71,047

Cash flows from investing activities
Proceeds from redemption of short-term investments	—	70,900
Acquisitions, net of cash acquired	—	(23,168)
Proceeds from the sale of capital equipment	7	—
Capitalized software development costs	(1,559)	(231)
Capital expenditures	(8,501)	(4,569)

Net cash (used in) provided by investing activities	(10,053)	42,932

Cash flows from financing activities
Repayment of long-term debt	(5,063)	(26,000)
Repurchase of treasury shares	(107,159)	(9,397)
Proceeds from exercise of stock options	1,710	3,764
Excess tax benefits from stock-based compensation	1,174	1,172

Net cash used in financing activities	(109,338)	(30,461)

Effect of exchange rate changes	566	(3,798)

Net increase (decrease) in cash and cash equivalents	(93,576)	79,720
Cash and cash equivalents, beginning of period	358,434	183,309
Less: Cash and cash equivalents attributed to discontinued operations	(4,408)	—

Cash and cash equivalents, end of period	$260,450	$263,029

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,542	$5,240

Cash paid for income taxes	$21,131	$10,175

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$2,842	$1,255

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

MSCI Inc. together with its wholly-owned subsidiaries (the “Company” or “MSCI”) is a global provider of investment decision support tools, including indexes, portfolio risk and performance analytics. The Company’s flagship products are its global equity indexes and environmental, social and governance (“ESG”) products marketed under the MSCI and MSCI ESG Research brands, its private real estate benchmarks marketed under the IPD brand, its portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand, its market and credit risk analytics marketed under the RiskMetrics and Barra brands, its performance reporting products and services offered to the investment consultant community marketed under the InvestorForce brand and its valuation models and risk management software for the energy and commodities markets marketed under the FEA brand.

On March 17, 2014, MSCI entered into a definitive agreement to sell Institutional Shareholder Services Inc. (“ISS”). As a result, the Company reported the operating results of ISS in “Income from discontinued operations, net of income taxes” in the Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013. In addition, the assets and liabilities associated with ISS are reported as “Assets held for sale” and “Liabilities held for sale,” respectively, in the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2014 (see Note 3, “Discontinued Operations,” for additional details). As a result of this change, the Company now operates as one segment. Unless otherwise indicated, the disclosures accompanying these unaudited condensed consolidated financial statements reflect the Company’s continuing operations.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI Inc. and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of March 31, 2014 and December 31, 2013, the results of operations and comprehensive income for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited condensed consolidated financial statement information as of December 31, 2013 has been derived from the 2013 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Intercompany balances and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year financial statement presentation.

Concentrations

Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash deposits and short-term investments. At March 31, 2014 and December 31, 2013, cash and cash equivalent amounts were $260.5 million and $358.4 million, respectively. The Company held no short-term investments at March 31, 2014 or December 31, 2013. The Company receives interest at prevailing money market fund rates on its cash deposits.

For the three months ended March 31, 2014, BlackRock, Inc. accounted for 10.4% of the Company’s operating revenues. For the three months ended March 31, 2013, no single customer accounted for 10.0% or more of the Company’s operating revenues.

2. RECENT ACCOUNTING STANDARDS UPDATES

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” or ASU 2013-11. The amendments in this update require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under a few limited circumstances. The amendments in this update do not require new recurring disclosures. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” or ASU 2014-08. The amendments in this update change the requirements for reporting discontinued operations under ASC Subtopic 205-20, “Presentation of Financial Statements – Discontinued Operations,” such as limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments in this update also require expanded disclosures in order to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. Further, the amendments require an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This new guidance is to be applied prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. The Company has elected not to early adopt ASU 2014-08 and is still evaluating the potential impact that the update will have on the Company’s unaudited condensed consolidated financial statements.

3. DISCONTINUED OPERATIONS

On March 17, 2014, MSCI entered into a definitive agreement to sell ISS. MSCI determined that ISS became a long-lived asset held for sale during the three months ended March 31, 2014. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying value of ISS at March 31, 2014 was less than the estimated fair value less cost to sell, no adjustment to the carrying value of this long-lived asset was necessary at that date.

ISS was classified as a discontinued operation during the three months ended March 31, 2014, and therefore MSCI has segregated the operating results of ISS, together with the CFRA product line that was disposed of in March 2013, in “Income from discontinued operations, net of income taxes” in the Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013. The assets of ISS have been reclassified to “Assets held for sale” and the liabilities have been reclassified to “Liabilities held for sale” in the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2014.

The carrying amounts of the major classes of assets and liabilities of ISS were as follows:

As of
March 31,
2014
(in thousands)
ASSETS
Cash and cash equivalents	$4,408
Accounts receivable	16,947
Deferred taxes	3,070
Prepaid taxes	945
Prepaid and other assets	1,723

Total current assets	27,093

Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $4,200)	7,945
Goodwill	252,093
Intangible assets (net of accumulated amortization of $50,283)	121,269
Other non-current assets	7,273

Total non-current assets	388,580

Total assets held for sale	$415,673

LIABILITIES
Accrued compensation and related benefits	$4,421
Other accrued liabilities	3,971
Deferred revenue	52,113

Total current liabilities	60,505

Deferred taxes	62,135
Other non-current liabilities	5,560

Total non-current liabilities	67,695

Total liabilities held for sale	$128,200

Net Income from Discontinued Operations. The activity associated with the discontinuation of ISS is as follows:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Revenue from discontinued operations	$32,210	$32,440

Income from discontinued operations before provision for (benefit from) income taxes	$6,217	$9,361
Provision for (benefit from) income taxes (1)	(27,036)	3,382

Income from discontinued operations, net of income taxes	$33,253	$5,979

(1)	The three months ended March 31, 2014 included a $30.6 million income tax benefit associated with establishing a net deferred tax asset on the difference between ISS’ tax basis and book basis. This net deferred tax asset is expected to be realized in the quarter ending June 30, 2014 upon the closing of the sale.

4. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As required by FASB’s Accounting Standards Codification (“ASC”) Subtopic 220-10, “Comprehensive Income—Overall,” the following table presents the amounts reclassified from accumulated other comprehensive income (loss) by the respective line item in the Unaudited Condensed Consolidated Statements of Income:

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)(1)

(in thousands)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Unaudited Condensed Consolidated Statements of Income
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2014	2013
Unrealized losses on cash flow hedges
Interest rate contracts	$—	$(593)	Interest expense
	—	226	Tax benefit

	$—	$(367)	Net of tax

Unrealized gains on available-for-sale securities
Short-term investments	$—	$5	Interest income
	—	(2)	Tax expense

	$—	$3	Net of tax

Total reclassifications for the period, net of tax	$—	$(364)

(1)	Amounts in parentheses indicate expenses or losses moved to the Unaudited Condensed Consolidated Statements of Income.

5. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 104,272 stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2014, because of their anti-dilutive effect. There were no anti-dilutive securities excluded from the calculation of diluted EPS for the three months ended March 31, 2013.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Three Months Ended
	March 31,	March 31,
	2014	2013
(in thousands, except per share amounts)
Income from continuing operations, net of income taxes	$47,146	$52,958
Income from discontinued operations, net of income taxes	33,253	5,979

Net income	80,399	58,937
Less: Allocations of earnings to unvested restricted stock units (1)	(132)	(237)

Earnings from continuing operations available to MSCI common shareholders	$80,267	$58,700

Basic weighted average common shares outstanding	117,582	120,746

Effect of dilutive securities:
Stock options and restricted stock units	1,015	956

Diluted weighted average common shares outstanding	118,597	121,702

Earnings per basic common share from continuing operations	$0.40	$0.44
Earnings per basic common share from discontinued operations	0.28	0.05

Earnings per basic common share	$0.68	$0.49

Earnings per diluted common share from continuing operations	$0.40	$0.43
Earnings per diluted common share from discontinued operations	0.28	0.05

Earnings per diluted common share	$0.68	$0.48

(1)	Restricted stock units granted to employees prior to 2013 and all restricted stock units granted to independent directors of the Company have a right to participate in all of the earnings of the Company in the computation of basic EPS and, therefore, these restricted stock units are not included as incremental shares in the diluted EPS computation.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at March 31, 2014 and December 31, 2013 consisted of the following:

		As of
	Estimated	March 31,	December 31,
Type	Useful Lives	2014(1)	2013
		(in thousands)
Computer & related equipment	3 to 5 years	$89,386	$86,384
Furniture & fixtures	7 years	8,869	9,108
Leasehold improvements	3 to 21 years	48,349	52,776
Work-in-process	—	11,008	12,691

Subtotal		157,612	160,959
Accumulated depreciation and amortization		(77,854)	(75,371)

Property, equipment and leasehold improvements, net		$79,758	$85,588

(1)	Property, equipment and leasehold improvements as of March 31, 2014 reflects the reclassification of the amounts associated with the discontinued operations of ISS to “Assets held for sale.” See Note 3, “Discontinued Operations,” for additional information.

Depreciation and amortization expense of property, equipment and leasehold improvements was $5.8 million and $4.6 million for the three months ended March 31, 2014 and 2013, respectively.

7. GOODWLL AND INTANGIBLE ASSETS

Goodwill

The Company carries goodwill reflected in the table below:

Goodwill
(in thousands)
Goodwill at December 31, 2013	$1,798,821
Changes to goodwill (1)	(252,093)
Foreign exchange translation adjustment	445

Goodwill at March 31, 2014	$1,547,173

(1)	Changes to goodwill reflects the reclassification of the goodwill associated with the discontinued operations of ISS to “Assets held for sale.” See Note 3, “Discontinued Operations,” for additional information.

Intangible Assets

Amortization expense related to intangible assets for the three months ended March 31, 2014 and 2013 was $11.3 million and $11.2 million, respectively.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	As of
(in thousands)	March 31, 2014(1)	December 31, 2013
Gross intangible assets:
Customer relationships	$359,235	$478,735
Trademarks/trade names	223,182	257,282
Technology/software	187,184	199,778
Proprietary process	—	3,800
Proprietary data	28,527	28,527

Subtotal	798,128	968,122
Foreign exchange translation adjustment	2,361	1,962

Total gross intangible assets	$800,489	$970,084

Accumulated amortization:
Customer relationships	$(100,837)	$(125,359)
Trademarks/trade names	(72,567)	(75,696)
Technology/software	(161,560)	(168,481)
Proprietary process	—	(2,269)
Proprietary data	(2,893)	(2,326)

Subtotal	(337,857)	(374,131)
Foreign exchange translation adjustment	(284)	(246)

Total accumulated amortization	$(338,141)	$(374,377)

Net intangible assets:
Customer relationships	$258,398	$353,376
Trademarks/trade names	150,615	181,586
Technology/software	25,624	31,297
Proprietary process	—	1,531
Proprietary data	25,634	26,201

Subtotal	460,271	593,991
Foreign exchange translation adjustment	2,077	1,716

Total net intangible assets	$462,348	$595,707

(1)	Intangible assets and the associated accumulated amortization as of March 31, 2014 reflects the reclassification of the amounts associated with the discontinued operations of ISS to “Assets held for sale.” See Note 3, “Discontinued Operations,” for additional information.

The estimated amortization expense for succeeding years is presented below:

Fiscal Year	Amortization Expense
(in thousands)
Remainder 2014	$34,430
2015	46,296
2016	45,772
2017	40,099
2018	36,899
2019	36,115
Thereafter	222,737

Total	$462,348

8. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended March 31, 2014 and 2013 was $6.3 million and $5.2 million, respectively.

Share repurchase. On December 13, 2012, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock beginning immediately and continuing through December 31, 2014 (the “2012 Repurchase Program”).

On December 13, 2012, as part of the 2012 Repurchase Program, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to initiate a repurchase aggregating $100.0 million (the “December 2012 ASR Program”). As a result of the December 2012 ASR Program, the Company received 2.2 million shares on December 14, 2012 and 0.8 million shares on July 31, 2013 for a combined average purchase price of $33.47 per share.

On August 1, 2013, MSCI entered into a second ASR agreement to initiate share repurchases aggregating $100.0 million (the “August 2013 ASR Program”). As a result of the August 2013 ASR Program, the Company received 1.9 million shares on August 2, 2013 and 0.5 million shares on December 30, 2013 for a combined average purchase price of $41.06 per share.

On February 6, 2014, MSCI utilized the remaining repurchase authorization provided by the 2012 Repurchase Program by entering into a new ASR agreement to initiate share repurchases aggregating $100.0 million (the “February 2014 ASR Program”). The February 2014 ASR Program is structured as a capped ASR in which, on February 7, 2014, the Company paid $100.0 million and received 1.7 million shares, representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. This price is capped such that only under limited circumstances may the Company be required to deliver shares or pay cash at settlement. The Company anticipates that all repurchases under the February 2014 ASR Program will be completed no later than the final repurchase date in May 2014, although settlement may be accelerated under certain circumstances. Additionally, depending on the average share price through the completion date in May 2014, the Company may receive additional shares under the February 2014 ASR Program.

The $100.0 million payment was initially split and recorded as a $70.0 million increase to “Treasury stock” and a $30.0 million decrease to “Additional paid in capital” on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition to reflect the initial estimate of the value of shares received.

On February 4, 2014, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock which will be available from time to time at management’s discretion (the “2014 Repurchase Program”). The 2014 Repurchase Program may be modified, suspended or terminated by the Company at any time without prior notice.

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

In March 2013, the Company made a $15.0 million prepayment on the 2012 Term Loan.

On December 12, 2013, the Company entered into an agreement that extended the maturity of the Amended and Restated Credit Facility from May 2017 to December 2018 (“New Amended and Restated Credit Facility”). The Company also amended the amortization schedule of required debt payments under the 2012 Term Loan. Pursuant to the New Amended and Restated Credit Facility, the Company is required to repay $5.1 million in quarterly payments over the first two years and $10.1 million in quarterly payments over the following three years, with the exception of the final payment in December 2018, which will be $658.1 million (assuming no further prepayments).

The 2012 Term Loan bears interest equal to LIBOR plus a margin. As of March 31, 2014, the 2012 Term Loan bore interest at LIBOR plus a margin of 2.00%, or 2.15%.

Current maturities of long-term debt at March 31, 2014 were $19.8 million, net of a $0.5 million discount. Long-term debt, net of current maturities at March 31, 2014 was $783.1 million, net of a $1.6 million discount.

Current maturities of long-term debt at December 31, 2013 were $19.8 million, net of a $0.5 million discount. Long-term debt, net of current maturities at December 31, 2013 was $788.0 million, net of a $1.7 million discount.

In connection with entering into the New Amended and Restated Credit Facility, certain fees were paid and are being amortized over the life of the New Amended and Restated Credit Facility. At March 31, 2014, $7.9 million of the deferred financing fees remain unamortized, $1.8 million of which is included in “Prepaid and other assets” and $6.1 million of which is included in “Other non-current assets” on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition.

The Company amortized $0.4 million and $0.8 million of deferred financing fees in interest expense during the three months ended March 31, 2014 and 2013, respectively. Approximately $0.1 million and $0.2 million of debt discount was amortized in interest expense during the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014 and December 31, 2013, the fair market value of the Company’s debt obligations were $806.9 million and $812.0 million, respectively. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

As of March 31, 2014, the Company’s retained earnings of $850.7 million were restricted as to the payments of dividends. As outlined in the New Amended and Restated Credit Facility, the Company cannot pay or declare any dividends except out of amounts available for restricted payments. As of March 31, 2014, the amount available for restricted payments was $482.0 million, reflecting the Company’s cumulative retained excess cash flows (“CRECF”), as defined in the New Amended and Restated Credit Facility, through December 31, 2013 and adjusted for, among other things, any restricted payments made during the three months ended March 31, 2014. To the extent the CRECF is utilized for other actions restricted under the New Amended and Restated Credit Facility, including stock repurchases, the amount available for restricted payments will be reduced.

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

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2014, the Company had two outstanding foreign currency forwards with a combined notional amount of $27.5 million that were not designated as hedges in qualifying hedging relationships.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition:

(in thousands)	Unaudited Condensed Consolidated Statements of Financial Condition Location	As of March 31, 2014	As of December 31, 2013
Non-designated hedging instruments:
Liability derivatives:
Foreign exchange contracts	Other accrued liabilities	$(38)	$(156)
Asset derivatives:
Foreign exchange contracts	Prepaid and other assets	$64	$—

The following tables present the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition and Unaudited Condensed Consolidated Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivatives (Effective Portion) for the Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion) for the Three Months Ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended March 31,
(in thousands)	2014	2013		2014	2013		2014	2013
Interest rate swaps	$—	$—	Interest expense	$—	$(593)	Interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
		2014	2013
Foreign exchange contracts	Other expense	$160	$522

9. FAIR VALUE MEASURES

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

Description	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Foreign exchange contracts	$64	$—	$64	$—

Liabilities:
Foreign exchange contracts	$(38)	$—	$(38)	$—

The Company did not hold any financial assets as of December 31, 2013. The following table summarizes the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2013:

Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Liabilities:
Foreign exchange contracts	$(156)	$—	$(156)	$—

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

10. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. Costs relating to 401(k), pension and post-retirement benefit expenses were $7.3 million and $5.8 million for the three months ended March 31, 2014 and 2013, respectively. Amounts included in cost of services were $4.2 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively. Amounts included in selling, general and administrative expense related to pension and post-retirement expenses for the three months ended March 31, 2014 and 2013 were $3.1 million and $2.5 million, respectively.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions and, in the case of the MSCI 401(k) plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations. The Company’s expenses associated with the 401(k) plan and other defined contribution plans were $6.7 million and $5.2 million for the three months ended March 31, 2014 and 2013, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense related to defined benefit pension plans was $0.6 million in each of the three months ended March 31, 2014 and 2013.

11. INCOME TAXES

The Company’s provision for income taxes was $26.4 million and $21.2 million for the three months ended March 31, 2014 and 2013, respectively. These amounts reflect effective tax rates of 35.9% and 28.6% for the three months ended March 31, 2014 and 2013, respectively.

The effective rate of 35.9% for the three months ended March 31, 2014 reflects the Company’s estimate of the effective tax rate for the period and is impacted by certain discrete items totaling $0.2 million, the effect of which was to decrease the Company’s effective tax rate by 0.2 percentage points. The effective rate of 28.6% for the three months ended March 31, 2013 reflects the Company’s estimate of the effective tax rate for the period and is impacted by certain discrete items totaling $3.9 million, the effect of which was to decrease the Company’s effective tax rate by 5.3 percentage points.

The Company is under examination by the Internal Revenue Service and other tax authorities in certain countries, such as the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years currently under examination vary by jurisdiction. As a result of having previously been a member of the Morgan Stanley consolidated group, the Company may have future settlements with Morgan Stanley related to the ultimate disposition of their New York State and New York City examination relating to the tax years 2007 through 2008 and their IRS examination relating to the tax years 2006 through 2008. The Company does not believe it has any material exposure for the New York State and New York City examination. Additionally, the Company believes it has adequate reserves for any tax issues that may arise out of the IRS examination relating to the tax years 2006 through 2008 and therefore does not believe any related settlement with Morgan Stanley will have a material impact.

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

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

Tax Jurisdiction	Tax Years
United States	2005-2012
California	2009-2012
New York State	2007-2012
New York City	2007-2012
Hong Kong	2007-2012
United Kingdom	2012
Canada	2006-2012
Japan	2009-2012
India	2008-2013

12. SEGMENT INFORMATION

Prior to March 31, 2014, MSCI operated as two segments, the Performance and Risk business and the Governance business. These designations were made as the discrete operating results of these segments were reviewed by the Company’s CODM for purposes of making operating decisions and assessing financial performance.

On March 17, 2014, MSCI entered into a definitive agreement to sell ISS, which, together with the previously disposed of CFRA product line, made up the Company’s Governance segment and are now reflected in “Income from discontinued operations, net of income taxes” in the Unaudited Condensed Consolidated Statements of Income. As a result, the Company now operates and reports as a single business segment (see Note 3, “Discontinued Operations,” and Note 13, “Acquisitions and Dispositions,” for further details).

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues
Americas:
United States	$110,832	$101,268
Other	9,427	7,767

Total Americas	120,259	109,035

EMEA:
United Kingdom	37,476	34,018
Other	51,128	46,440

Total EMEA	88,604	80,458

Asia & Australia:
Japan	11,960	12,116
Other	18,865	17,860

Total Asia & Australia	30,825	29,976

Total	$239,688	$219,469

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	March 31, 2014(1)	December 31, 2013
	(in thousands)
Long-lived assets
Americas:
United States	$1,931,255	$2,323,781
Other	3,959	4,082

Total Americas	1,935,214	2,327,863

EMEA:
United Kingdom	132,864	133,411
Other	13,515	11,871

Total EMEA	146,379	145,282

Asia & Australia:
Japan	1,177	1,543
Other	6,509	5,428

Total Asia & Australia	7,686	6,971

Total	$2,089,279	$2,480,116

(1)	As a result of MSCI entering into a definitive agreement to sell ISS, long-lived assets as of March 31, 2014 exclude amounts classified as assets held for sale. See Note 3, “Discontinued Operations,” for more information on the sale.

13. ACQUISITIONS AND DISPOSITIONS

The method of accounting is based on ASC Subtopic 805-10, “Business Combinations,” and uses the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” which the Company has adopted as required. The total purchase price is allocated to the net tangible and intangible assets based upon their fair values as of the acquisition dates. The excess of the purchase price over the fair values of the net tangible assets and intangible assets was recorded as goodwill. The allocation of the purchase price was based upon a valuation and is subject to change within the one-year measurement period following the acquisition. MSCI expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period.

Acquisition of InvestorForce

On January 29, 2013, MSCI completed the acquisition of Investor Force Holdings, Inc. (“InvestorForce”) by paying $23.6 million in cash. The acquisition of InvestorForce enhances MSCI’s position as a leader in performance analysis and risk transparency and furthers its goal of providing investment decision support tools to institutional investors across all client segments and asset classes. InvestorForce is a leading provider of performance reporting solutions to the institutional investment community in the United States, providing investment consultants with an integrated solution for daily monitoring, analysis of and reporting on institutional assets. InvestorForce was deemed to not be a significant acquisition and, therefore, no pro forma financial results have been presented.

The final purchase price allocations for the InvestorForce acquisition were $11.6 million for goodwill, $9.1 million for identifiable intangible assets, $6.4 million for assets other than identifiable intangible assets and $3.5 million for other liabilities.

Disposition of CFRA

On March 31, 2013, MSCI completed the sale of its CFRA product line, which was a component of the Governance segment. The results of operations from the CFRA product line and the sale of CFRA were not material to the Company.

Disposition of ISS

On March 17, 2014, MSCI entered into a definitive agreement to sell ISS. The sale of ISS was completed on April 30, 2014 for approximately $367.4 million, subject to final working capital adjustments. The Company does not expect to incur a cash tax liability on the proceeds from the sale (see Note 3, “Discontinued Operations,” for additional details). The Company expects to record a net gain on the sale, which will be reflected in “Income from discontinued operations, net of income taxes” in the Company’s Unaudited Condensed Consolidated Statements of Income in the quarter ending June 30, 2014.

The results of operations from ISS and the CFRA product line are now reflected in “Income from discontinued operations, net of income taxes” in the Unaudited Condensed Consolidated Statements of Income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.

We have reviewed the accompanying condensed consolidated balance sheet of MSCI Inc. and its subsidiaries as of March 31, 2014, and the related condensed consolidated statements of income and of comprehensive income for the three month period ended March 31, 2014 and the condensed consolidated statement of cash flows for the three month period ended March 31, 2014. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

May 2, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statements of income, comprehensive income and cash flows of MSCI Inc. and subsidiaries (the “Company”) for the three month period ended March 31, 2013. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of MSCI Inc. and subsidiaries as of December 31, 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the fiscal year then ended prior to reclassification for the discontinued operations (not presented herein); and in our report dated February 28, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2014 (May 2, 2014 as to the effects of the discontinued operations as discussed in Note 3)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K for the fiscal year ended December 31, 2013.

Overview

We are a leading global provider of investment decision support tools, including indexes, portfolio risk and performance analytics. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), real estate, hedge funds and private wealth; financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of March 31, 2014, we had offices related to continuing operations in 34 cities in 22 countries in order to help serve our diverse client base, with 50.1% of our revenue from clients in the Americas, 37.0% in Europe, the Middle East and Africa (“EMEA”) and 12.9% in Asia and Australia based on revenues for the three months ended March 31, 2014.

Our principal sales model is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services for an annual fee paid up front. Additionally, our recurring subscriptions are increasingly related to our managed services offering whereby we oversee the production of risk and performance reports on behalf of our clients. Fees attributable to annual, recurring subscriptions are recorded as deferred revenues on our Unaudited Condensed Consolidated Statement of Financial Condition and are recognized on our Unaudited Condensed Consolidated Statement of Income as the service is rendered. Additionally, a portion of our revenues come from clients who use our indexes as the basis for index-linked investment products such as ETFs or as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generate a limited amount of our revenues from certain exchanges that use our indexes as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. We also receive revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services and from certain products and services that are designed for one-time usage.

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

The purpose of these investments is to maximize our medium-term revenue and operating income growth, while at the same time ensuring that we will remain a leading provider of investment decision support tools into the future. As a result, the rate of growth of our investments may from time to time exceed that of our revenues, which would slow the growth of, or even reduce, our operating profit. For example, for the three months ended March 31, 2014, our revenues grew by 9.2% but our operating income decreased by 4.1% compared to 2013 due, in part, to increased investment in our business. We anticipate that our increases in spending in areas such as sales, client service, information technology and product development in 2014 will continue to exceed the rate of growth of our revenues and will again slow the growth of our operating profit. However, we believe these investments will result in higher revenue and operating profit growth over the medium-term.

Changes in Presentation

        On March 17, 2014, we entered into a definitive agreement to sell Institutional Shareholder Services Inc. (“ISS”) which, together with the previously disposed of CFRA product line, made up our Governance segment. The sale of ISS was completed on April 30, 2014 for approximately $367.4 million, subject to final working capital adjustments. As a result, we now operate as a single business segment and the operating results of ISS and the CFRA product line are reported as discontinued operations for all periods presented. Prior to March 31, 2014, we operated under two segments: the Performance and Risk business and the Governance business. Our Performance and Risk business is a leading global provider of investment decision support tools, including indexes and portfolio risk and performance analytics, credit analytics and environmental, social and governance (“ESG”) products. Our Governance business was a leading provider of corporate governance products and services and specialized financial research and analysis services to institutional investors and corporations around the world.

In addition, we had previously reported energy and commodity analytics products separately as its own product category for disclosures related to operating revenues, Run Rate and Aggregate and Core Retention Rates. Beginning with the three months ended March 31, 2014, we reported the results of energy and commodity analytics products as part of the risk management analytics product category as we view the product offerings and customer base of energy and commodity analytics products to be similar in nature to those in the risk management analytics product category. Prior periods have also been presented to reflect this change in categorization.

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

On May 4, 2012, we amended and restated our 2010 Credit Facility (the credit agreement as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provided for the incurrence of a new senior secured five-year Term Loan A Facility in an aggregate amount of $880.0 million (the “2012 Term Loan”) and a $100.0 million senior secured revolving facility (the “2012 Revolving Credit Facility”). The proceeds of the Amended and Restated Credit Facility, together with cash on hand, were used to repay the remaining outstanding principal of the then-existing 2011 Term Loan. Prior to the amendment to the Amended and Restated Credit Facility discussed below, the 2012 Term Loan and the 2012 Revolving Credit Facility were to mature on May 4, 2017.

At March 31, 2014, the 2012 Term Loan bore interest of LIBOR plus 2.00%, or 2.15%.

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

On February 6, 2014, we utilized the remaining repurchase authorization provided by the 2012 Repurchase Program by entering into a new ASR agreement to initiate share repurchases aggregating $100.0 million (the “February 2014 ASR Program”). The February 2014 ASR Program is structured as a capped ASR in which, on February 7, 2014, we paid $100.0 million and received 1.7 million shares, representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. This price is capped such that only under limited circumstances may we be required to deliver shares or pay cash at settlement. We anticipate that all repurchases under the February 2014 ASR Program will be completed no later than the final repurchase date in May 2014, although settlement may be accelerated under certain circumstances. Additionally, depending on the average share price through the completion date in May 2014, we may receive additional shares under the February 2014 ASR Program.

The discussion of our results of operations for the three months ended March 31, 2014 and 2013 are presented below. The results of operations for interim periods may not be indicative of future results.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Results of Operations

The following table presents the results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$239,688	$219,469	$20,219	9.2%
Operating expenses:
Cost of services	75,427	65,300	10,127	15.5%
Selling, general and administrative	67,658	55,515	12,143	21.9%
Amortization of intangible assets	11,270	11,166	104	0.9%
Depreciation and amortization of property, equipment, and leasehold improvements	5,828	4,597	1,231	26.8%

Total operating expenses	160,183	136,578	23,605	17.3%

Operating income	79,505	82,891	(3,386)	(4.1%)
Other expense (income), net	5,974	8,701	(2,727)	(31.3%)

Income from continuing operations before provision for income taxes	73,531	74,190	(659)	(0.9%)
Provision for income taxes	26,385	21,232	5,153	24.3%

Income from continuing operations	47,146	52,958	(5,812)	(11.0%)
Income from discontinued operations, net of income taxes	33,253	5,979	27,274	456.2%

Net income	$80,399	$58,937	$21,462	36.4%

Earnings per basic common share:
From continuing operations	$0.40	$0.44	$(0.04)	(9.1%)
From discontinued operations	0.28	0.05	0.23	460.0%

Earnings per basic common share	$0.68	$0.49	$0.19	38.8%

Earnings per diluted common share:
From continuing operations	$0.40	$0.43	$(0.03)	(7.0%)
From discontinued operations	0.28	0.05	0.23	460.0%

Earnings per diluted common share	$0.68	$0.48	$0.20	41.7%

Operating margin	33.2%	37.8%

Operating Revenues

Our revenues are grouped into the following three product and/or service categories:

•	Index and ESG

•	Risk management analytics

•	Portfolio management analytics

The following table summarizes the revenue by product category for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Three Months Ended March 31,
	2014	2013	Increase / (Decrease)
	(in thousands)
Index and ESG:
Subscriptions	$97,343	$84,888	$12,455	14.7%
Asset-based fees	40,900	36,515	4,385	12.0%

Total index and ESG products	138,243	121,403	16,840	13.9%
Risk management analytics	75,580	70,420	5,160	7.3%
Portfolio management analytics	25,865	27,646	(1,781)	(6.4%)

Total operating revenues	$239,688	$219,469	$20,219	9.2%

Recurring subscriptions	$194,972	$179,663	$15,309	8.5%
Asset-based fees	40,900	36,515	4,385	12.0%
Non-recurring revenue	3,816	3,291	525	16.0%

Total operating revenues	$239,688	$219,469	$20,219	9.2%

Our index and ESG products primarily consist of equity and real estate index subscriptions, equity index asset-based fees products and ESG products. Our index and ESG products are used to benchmark investment performance, as a basis for index-linked investment products, the assessment of corporate management of ESG risks and opportunities, investment manager selection and investment research. We derive revenues from our index and ESG products through index data and ESG subscriptions, fees based on assets in investment products linked to our indexes and non-recurring licenses of our index historical data. Revenues related to index and ESG products increased $16.8 million, or 13.9%, to $138.2 million for the three months ended March 31, 2014 compared to $121.4 million for the three months ended March 31, 2013.

Subscription revenues from the index and ESG products were up 14.7% to $97.3 million for the three months ended March 31, 2014 compared to $84.9 million for the three months ended March 31, 2013. The increase was primarily driven by growth in revenues from equity index benchmark products, in addition to the impact of the timing of revenue recognition related to IPD products, which contributed to an increase in revenues of $5.2 million relative to the three months ended March 31, 2013.

Asset-based fee revenues attributable to index and ESG products increased $4.4 million, or 12.0%, to $40.9 million for the three months ended March 31, 2014 compared to $36.5 million for the three months ended March 31, 2013. The year-over-year difference resulted from higher fees from non-ETF passive funds and ETFs linked to MSCI indexes, in addition to a change in the mix of ETFs linked to MSCI indexes, which more than offset a decline of $38.2 billion, or 10.4%, in the average value of assets in ETFs linked to MSCI indexes. The decrease in the average value of assets in ETFs linked to MSCI indexes was primarily related to the decision of The Vanguard Group, Inc. to change the target benchmarks of 22 of its ETFs from MSCI’s equity indexes (the “Vanguard ETFs”). The transition of the Vanguard ETFs was completed by the end of June 2013. Excluding the $2.5 million of asset-based fees related to the Vanguard ETFs included in the three months ended March 31, 2013, asset-based fees would have grown by 20.3%.

As of March 31, 2014, the value of assets in ETFs linked to MSCI equity indexes was $340.8 billion, representing a decrease of $16.5 billion, or 4.6%, from $357.3 billion as of March 31, 2013. Of the $340.8 billion of assets in ETFs linked to MSCI equity indexes as of March 31, 2014, 54.5% were linked to indexes related to developed markets outside of the U.S., 24.2% were linked to emerging market indexes, 16.4% were linked to U.S. market indexes and 4.9% were linked to other global indexes.

The following table sets forth the value of assets in ETFs linked to MSCI indexes and the sequential change of such assets under management (“AUM”) as of the periods indicated:

	Period Ended
(in billions)	March 31, 2013		June 30, 2013		September 30, 2013	December 31, 2013	March 31, 2014
AUM in ETFs linked to MSCI Indexes	$357.3		$269.7		$302.6	$332.9	$340.8

Sequential Change ($ in Billions)
Market Appreciation/(Depreciation)	$16.0		$(13.2)		$20.2	$10.9	$1.3
Cash Inflow/Outflow	(61.0	)(1)	(74.4	)(1)	12.7	19.4	6.6

Total Change	$(45.0)		$(87.6)		$32.9	$30.3	$7.9

Source: Bloomberg and MSCI

(1)	Includes $82.8 billion and $74.8 billion of AUM related to certain Vanguard ETFs as of March 31, 2013 and June 30, 2013, respectively.

The following table sets forth the average value of assets in ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average
	2013				2014
(in billions)	March	June	September	December	March
AUM in ETFs linked to MSCI Indexes	$369.0	$324.1	$286.2	$321.5	$330.8

Source: Bloomberg and MSCI

The historical values of the assets in ETFs linked to our indexes as of the last day of the month and the monthly average balance can be found under the link “AUM in ETFs Linked to MSCI Indexes” on our website at http://ir.msci.com. This information is updated on the second U.S. business day of each month. Information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or any other report filed with the Securities and Exchange Commission.

Our risk management analytics products offer risk and performance assessment frameworks for managing and monitoring investments in organizations globally. These products allow clients to analyze investments in a variety of asset classes and are based on our proprietary integrated fundamental multi-factor risk models, value-at-risk methodologies, performance attribution frameworks and asset valuation models. We also offer products for monitoring, analyzing and reporting on institutional assets. Additionally, we provide products consisting of software applications which help users value, model and hedge physical assets and derivatives across a number of market segments including energy and commodity assets.

Revenues related to risk management analytics products increased $5.2 million, or 7.3%, to $75.6 million for the three months ended March 31, 2014 compared to $70.4 million for the three months ended March 31, 2013. The increase in risk management analytics revenues was driven primarily by higher revenues from our RiskManager and BarraOne products, as well as from one additional month of revenues from InvestorForce products totaling $0.9 million, which were acquired on January 29, 2013.

Our portfolio management analytics products consist of equity portfolio analytics tools and fixed income portfolio analytics tools. Revenues related to portfolio management analytics products decreased 6.4% to $25.9 million for the three months ended March 31, 2014 compared to $27.6 million for three months ended March 31, 2013. The decrease in revenues was the result of lower sales of equity analytics products in prior periods, as well as lower revenue from fixed income analytics products.

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of our total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as our “Run Rate.” The Run Rate at a particular point in time represents the forward-looking revenues for the next 12 months from all subscriptions and investment product licenses we currently provide to our clients under renewable contracts or agreements assuming all contracts or agreements that come up for renewal are renewed and assuming then-current currency exchange rates. For any license where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects, for ETF fees, the market value on the last trading day of the period, and for non-ETF funds and futures and options, the most recent periodic fee earned under such license or subscription. The Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal during the period and determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date.

Because the Run Rate represents potential future revenues, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and non-recurring sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset-based fees, which may result from changes in certain investment products’ total expense ratios, market movements or from investment inflows into and outflows from investment products linked to our indexes;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;

•	price changes;

•	revenue recognition differences under U.S. GAAP;

•	fluctuations in foreign exchange rates; and

•	the impact of acquisitions and dispositions.

The following table sets forth our Run Rates as of the dates indicated and the percentage of growth over the periods indicated:

	As of
	March 31,	March 31,	December 31,	Year-Over- Year	Sequential
	2014	2013	2013	Comparison	Comparison
	(in thousands)
Run Rates
Index and ESG products
Subscription	$382,383	$344,267	$371,511	11.1%	2.9%
Asset-based fees	161,882	134,186	158,305	20.6%	2.3%

Index and ESG products total	544,265	478,453	529,816	13.8%	2.7%
Risk management analytics	307,460	287,554	301,957	6.9%	1.8%
Portfolio management analytics	103,531	106,091	103,125	(2.4%)	0.4%

Total Run Rate	$955,256	$872,098	$934,898	9.5%	2.2%

Subscription total	$793,374	$737,912	$776,593	7.5%	2.2%
Asset-based fees total	161,882	134,186	158,305	20.6%	2.3%

Total Run Rate	$955,256	$872,098	$934,898	9.5%	2.2%

Total Run Rate grew by $83.2 million, or 9.5%, to $955.3 million as of March 31, 2014 compared to $872.1 million as of March 31, 2013. Changes in foreign currency rates positively impacted Run Rate by $5.5 million relative to March 31, 2013.

Subscription Run Rate from the index and ESG products grew by $38.1 million, or 11.1%, to $382.4 million at March 31, 2014 from $344.3 million at March 31, 2013 driven primarily by growth in equity index benchmark and data products, in addition to strong growth in IPD and ESG products.

Asset-based fee Run Rate from index and ESG products increased by $27.7 million, or 20.6%, to $161.9 million at March 31, 2014, from $134.2 million at March 31, 2013. The increase was primarily driven by higher market performance and inflows into ETFs linked to MSCI indexes. The March 31, 2013 asset-based fee Run Rate excludes those Vanguard ETFs that later switched benchmarks.

As of March 31, 2014, AUM in ETFs linked to MSCI indexes were $340.8 billion, down $16.5 billion, or 4.6%, from March 31, 2013 and up $7.9 billion, or 2.4%, from December 31, 2013. During the three months ended March 31, 2014, MSCI-linked ETFs were impacted by market increases of $1.3 billion and net inflows of $6.6 billion. If the AUM related to those Vanguard ETFs which transitioned in 2013 were excluded from the March 31, 2013 balance, AUM in MSCI-linked ETFs would have risen $55.4 billion, or 19.4%, compared to March 31, 2013.

Risk management analytics products Run Rate increased $19.9 million, or 6.9%, to $307.5 million at March 31, 2014 compared to $287.6 million at March 31, 2013, primarily driven by strong growth in Run Rate from our RiskManager products. Changes in foreign currency positively benefited Run Rate by $3.5 million compared to Run Rate at March 31, 2013.

Portfolio management analytics products Run Rate declined $2.6 million, or 2.4%, to $103.5 million at March 31, 2014 from $106.1 million at March 31, 2013. Year over year Run Rate was negatively impacted by product swaps totaling $1.5 million and by changes in foreign currency exchange rates, which lowered Run Rate by an additional $0.7 million.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated three months ended:

	March 31,	March 31,
	2014	2013
Index and ESG products	94.9%	95.0%
Risk management analytics	91.0%	93.4%
Portfolio management analytics	90.6%	81.7%
Total	92.8%	92.4%

The following table sets forth our Core Retention Rates by product category for the indicated three months ended:

	March 31,	March 31,
	2014	2013
Index and ESG products	94.9%	95.0%
Risk management analytics	91.0%	93.7%
Portfolio management analytics	93.4%	82.8%
Total	93.2%	92.7%

The Aggregate Retention Rates for a period are calculated by annualizing the cancellations for which we have received a notice of termination or where we believe there is an intention to not renew during the period and we believe that such notice or intention evidences the client’s final decision to terminate or not renew the applicable agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the period. The Aggregate Retention Rate is computed on a product-by-product basis. Therefore, if a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction.

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

The following table shows operating expenses by each of the categories:

	Three Months Ended
	March 31,
	2014	2013	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$56,282	$49,404	$6,878	13.9%
Non-compensation expenses	19,145	15,896	3,249	20.4%

Total cost of services	75,427	65,300	10,127	15.5%
Selling, general and administrative:
Compensation and benefits	46,133	40,350	5,783	14.3%
Non-compensation expenses	21,525	15,165	6,360	41.9%

Total selling, general and administrative	67,658	55,515	12,143	21.9%
Amortization of intangible assets	11,270	11,166	104	0.9%
Depreciation and amortization of property, equipment, and leasehold improvements	5,828	4,597	1,231	26.8%

Total operating expenses	$160,183	$136,578	$23,605	17.3%

Compensation and benefits	$102,415	$89,754	$12,661	14.1%
Non-compensation expenses	40,670	31,061	9,609	30.9%
Amortization of intangible assets	11,270	11,166	104	0.9%
Depreciation and amortization of property, equipment, and leasehold improvements	5,828	4,597	1,231	26.8%

Total operating expenses	$160,183	$136,578	$23,605	17.3%

Operating expenses were $160.2 million for the three months ended March 31, 2014, an increase of $23.6 million, or 17.3%, compared to $136.6 million for the three months ended March 31, 2013 reflecting increases in product development, sales and marketing, client service and corporate infrastructure.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and typically have represented approximately 60% of total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels from increased hiring. We had 2,623 and 2,233 employees not related to the ISS operations as of March 31, 2014 and 2013, respectively, with the increase primarily driven by increased staffing levels. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of March 31, 2014, 47.1% of our employees not expected to leave as part of the ISS disposition were located in emerging market centers compared to 40.4% as of March 31, 2013.

During the three months ended March 31, 2014, compensation and benefits costs were $102.4 million, an increase of 14.1% compared to $89.8 million for the three months ended March 31, 2013. The increase in compensation and benefits costs was driven primarily by increases in technology, client coverage and product management personnel.

Non-compensation expenses for the three months ended March 31, 2014 increased $9.6 million, or 30.9%, to $40.7 million compared to $31.1 million for the three months ended March 31, 2013. The increase was associated with increased professional services, information technology, occupancy, market data fees, marketing and recruiting costs, among other items.

Cost of Services

Cost of services includes costs related to our research, data management and production, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy costs, market data fees and information technology services. Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels. For the three months ended March 31, 2014, total cost of services increased $10.1 million, or 15.5%, to $75.4 million compared to $65.3 million for the three months ended March 31, 2013.

Compensation and benefits expenses for the three months ended March 31, 2014 increased $6.9 million, or 13.9%, to $56.3 million compared to $49.4 million for the three months ended March 31, 2013. The increase in compensation and benefits expenses was primarily impacted by increased costs related to current staff and increased staffing levels.

Non-compensation expenses for the three months ended March 31, 2014 increased 20.4% to $19.1 million compared to $15.9 million for the three months ended March 31, 2013. The increase was primarily driven by higher costs related to market data, occupancy and professional services.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, third-party professional fees and information technology costs. For the three months ended March 31, 2014, SG&A increased 21.9% to $67.7 million compared to $55.5 million for the three months ended March 31, 2013.

Compensation and benefits expenses increased 14.3% to $46.1 million for the three months ended March 31, 2014 compared to $40.4 million for the three months ended March 31, 2013. Similar to compensation and benefits expenses in cost of services, the increase was primarily impacted by increased costs related to current staff and increased staffing levels.

Non-compensation expenses for the three months ended March 31, 2014 increased 41.9% to $21.5 million compared to $15.2 million for the three months ended March 31, 2013. The increase was primarily driven by higher costs related to professional services, information technology, marketing and recruiting.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to the intangible assets arising from the acquisitions of Barra, LLC in June 2004, RiskMetrics Group, LLC in June 2010, Measurisk, LLC in July 2010, IPD Group Limited in November 2012 and Investor Force Holdings, Inc. in January 2013, as well as capitalized software development costs. Amortization of intangible assets expense totaled $11.3 million and $11.2 million for the three months ended March 31, 2014 and 2013, respectively.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements was $5.8 million and $4.6 million for the three months ended March 31, 2014 and 2013, respectively. The increase was related to higher depreciation associated with investments in the information technology infrastructure.

Other Expense (Income), Net

Other expense (income), net for the three months ended March 31, 2014 was $6.0 million, a decrease of $2.7 million compared to $8.7 million for the three months ended March 31, 2013, primarily driven by lower average outstanding principal on our debt and lower associated interest rates.

Provision For Income Taxes

The provision for income taxes for the three months ended March 31, 2014 was $26.4 million, an increase of $5.2 million, or 24.3%, compared to $21.2 million for the three months ended March 31, 2013. These amounts reflect effective tax rates of 35.9% and 28.6% for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, income tax expense benefited from discrete items of $0.2 million, which were primarily related to a reduction in state taxes.

Income from Discontinued Operations, Net of Income Taxes

As a result of entering into the definitive agreement to sell ISS, that business, together with the previously sold CFRA product line, is now reflected as discontinued operations in our unaudited condensed consolidated financial statements. Income from discontinued operations, net of income taxes was $33.3 million for the three months ended March 31, 2014 compared to $6.0 million for three months ended March 31, 2013. The three months ended March 31, 2014 included a $30.6 million income tax benefit associated with establishing a net deferred tax asset on the difference between the ISS tax basis and book basis. This net deferred tax asset is expected to be realized upon the closing of the sale.

The sale of ISS was completed on April 30, 2014 for approximately $367.4 million, subject to final working capital adjustments. We do not expect to incur a cash tax liability on the proceeds from the sale. The gain on the sale of ISS will be reported in “Income from discontinued operations, net of income taxes” in the quarter ending June 30, 2014.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2013 and also in Note 2, “Recent Accounting Standards Updates,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2013. There have been no significant changes in our accounting policies or critical accounting estimates since the end of the fiscal year ended December 31, 2013.

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

The effective combined rate on our debt was 2.16% at March 31, 2014.

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

The New Amended and Restated Credit Facility also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the New Amended and Restated Credit Facility: (1) the maximum Consolidated Leverage Ratio (as defined in the New Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed 3.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the New Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall be at least 5.00:1.00. As of March 31, 2014, our Consolidated Leverage Ratio (as defined in the New Amended and Restated Credit Facility) was 1.89:1.00 and our Consolidated Interest Coverage Ratio (as defined in the New Amended and Restated Credit Facility) was 21.57:1.00.

On February 6, 2014, we entered into a new ASR agreement to initiate share repurchases aggregating $100.0 million. The new ASR agreement is structured as a capped ASR in which, on February 7, 2014, we paid $100.0 million and received 1.7 million shares, representing the minimum number of common shares to be repurchased based on a calculation using a specific capped price per share. This price is capped such that only under limited circumstances may we be required to deliver shares or pay cash at settlement. Additionally, depending on the average share price through the completion date in May 2014, we may receive additional shares under this ASR agreement.

Cash Flows

Cash and cash equivalents

	As of
	March 31,	December 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$260,450	$358,434

Cash and cash equivalents were $260.5 million and $358.4 million as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, $61.5 million and $95.6 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws.

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

Cash provided by (used in) operating, investing and financing activities

	For the Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Cash provided by operating activities	$25,249	$71,047
Cash (used in) provided by investing activities	(10,053)	42,932
Cash used in financing activities	(109,338)	(30,461)
Effect of exchange rates on cash and cash equivalents	566	(3,798)

Net (decrease) increase in cash and cash equivalents	$(93,576)	$79,720

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $25.2 million and $71.0 million for the three months ended March 31, 2014 and 2013, respectively. The year-over-year decrease reflects increased expenses and a related increase in cash payments as well as increased payments for income taxes and previously accrued compensation amounts.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash used in investing activities was $10.1 million for the three months ended March 31, 2014 compared to cash provided by investing activities of $42.9 million for the three months ended March 31, 2013. The $53.0 million year-over-year increase in cash used in investing activities primarily reflects decreased cash proceeds from the maturation of short-term investments without any corresponding reinvestment of the proceeds during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Partially offsetting this was a decrease in net cash outflows resulting from acquisitions during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. In the three months ended March 31, 2013 we began investing excess cash in money market funds and other similar cash equivalents rather than U.S. Treasury securities and other short-term investments as we had in prior periods.

Cash flows from financing activities

Cash used in financing activities was $109.3 million and $30.5 million for the three months ended March 31, 2014 and 2013, respectively. The year-over-year change primarily reflects higher purchases of treasury shares, partially offset by lower repayments on our debt.

Balance Sheet Items

Total current assets increased 55.2% to $988.9 million as of March 31, 2014 from $637.0 million as of December 31, 2013. Total current liabilities increased 8.7% to $546.7 million as of March 31, 2014 from $503.0 million as of December 31, 2013. The increase was primarily driven by the reclassification of certain non-current asset line items into “Assets held for sale” and certain non-current liability line items into “Liabilities held for sale” which are reflected as current assets and current liabilities, respectively.

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

Revenues from index-linked investment products represented approximately $40.9 million, or 15.0%, and $36.5 million, or 14.5%, of our total revenues for the three months ended March 31, 2014 and 2013, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a large majority of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the three months ended March 31, 2014 and 2013, approximately 15.3% and 14.1% of our total revenues, respectively, were invoiced in currencies other than U.S. dollars. For the three months ended March 31, 2014, 50.4% of our foreign currency revenues were in Euros, 24.0% were in British pounds sterling and 11.6% were in Japanese yen. For the three months ended March 31, 2013, 60.2% of our foreign currency revenues were in Euros, 15.6% were in Japanese yen and 13.3% were in British pounds sterling.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $83.3 million, or 44.7%, and $68.4 million, or 42.4%, of our total operating costs for the three months ended March 31, 2014 and 2013, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Euros, Indian rupees, Swiss francs, Hungarian forints, Hong Kong dollars, and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with intercompany loans that are denominated in certain foreign currencies. As a result of these positions, we recognized total foreign currency exchange losses of $0.9 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively. These amounts were recorded in “Other expense (income), net” in our Unaudited Condensed Consolidated Statements of Income.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $260.5 million at March 31, 2014 and $358.4 million at December 31, 2013, respectively. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the 2012 Term Loan bear interest at a rate equal to the sum of LIBOR and a margin of 2.00%, which margin will be subject to adjustment based on our leverage ratio. As of March 31, 2014, the 2012 Term Loan, as amended, bore interest at 2.15%. Assuming an average of $797.3 million of variable rate debt outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $8.0 million of additional interest rate expense.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of March 31, 2014, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended March 31, 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (January 1, 2014-January 31, 2014)	27,537	$43.72	—	$100,000,000
Month #2 (February 1, 2014-February 28, 2014) (3)	1,856,782	N/A	1,718,214	$300,000,000
Month #3 (March 1, 2014-March 31, 2014)	3,645	$44.36	—	$300,000,000

Total	1,887,964	N/A	1,718,214	$300,000,000

(1)	Includes (i) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units and (ii) shares repurchased pursuant to the 2012 Repurchase Program. The value of the shares withheld were determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.
(2)	See Note 8, “Commitments And Contingencies” of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase programs.
(3)	Average price paid per share information will not be available for the February 2014 ASR Program until final settlement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index has been filed as part of this report on page EX-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2014

MSCI INC. (Registrant)

By:	/s/ Robert Qutub
Robert Qutub Chief Financial Officer, Principal Financial Officer and Duly Authorized Signatory

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED MARCH 31, 2014

2.1	Stock Purchase Agreement dated as of March 17, 2014 among MSCI Inc., RiskMetrics Group Holdings, LLC and VISS Acquisition Corp. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33812), filed with the SEC on March 20, 2014 and incorporated herein by reference)

3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

*10.1	Letter Agreement regarding a Fixed Dollar Capped Accelerated Share Repurchase Transaction, dated as of February 6, 2014, between MSCI Inc. and Morgan Stanley & Co. LLC

†*10.2	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. Independent Directors’ Equity Compensation Plan, as amended

†*10.3	Summary of Non-Employee Director Compensation

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 5 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*15.1	Letter of awareness from PricewaterhouseCoopers LLP, dated May 2, 2014, concerning unaudited interim financial information

*15.2	Letter of awareness from Deloitte & Touche LLP, dated May 2, 2014, concerning unaudited interim financial information

*31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management compensation plan, contract or arrangement.

EX-1