Form 10-Q
period 2014-06-30
MSCI Inc.
filed 2014-08-06
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 28, 2014, there were 116,536,867 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

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

MSCI Inc. has a Corporate Governance webpage. You can access information about MSCI Inc.’s corporate governance at http://ir.msci.com/governance.cfm. MSCI Inc. posts the following on its Corporate Governance webpage:

•	Charters for MSCI Inc.’s Audit Committee, Compensation Committee and Nominating and Governance Committee;

•	Corporate Governance Policies;

•	Procedures for Submission of Ethical Accounting-Related Complaints; and

•	Code of Ethics and Business Conduct.

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

Other factors that could materially affect actual results, levels of activity, performance or achievements can be found in MSCI Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 28, 2014, and in quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC, and may also include the risks and uncertainties associated with a failure to consummate or a delay in the consummation of the acquisition of GMI Ratings, including as a result of a failure to satisfy the conditions to closing in a timely manner or at all. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what MSCI Inc. projected. Any forward-looking statement in this report reflects MSCI Inc.’s current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to MSCI Inc.’s operations, results of operations, growth strategy and liquidity. MSCI Inc. assumes no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	As of
	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$683,239	$358,434
Accounts receivable (net of allowances of $790 and $1,280 at June 30, 2014 and December 31, 2013, respectively)	213,432	169,490
Deferred taxes	46,023	52,888
Prepaid taxes	33,570	14,568
Prepaid and other assets	30,629	28,890

Total current assets	1,006,893	624,270
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $92,279 and $75,371 at June 30, 2014 and December 31, 2013, respectively)	94,803	85,588
Goodwill	1,561,120	1,813,164
Intangible assets (net of accumulated amortization of $349,747 and $374,377 at June 30, 2014 and December 31, 2013, respectively)	454,525	595,707
Other non-current assets	15,894	17,386

Total assets	$3,133,235	$3,136,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,859	$1,198
Accrued compensation and related benefits	69,171	121,124
Other accrued liabilities	60,720	41,212
Current maturities of long-term debt	19,778	19,772
Deferred revenue	323,963	319,735

Total current liabilities	475,491	503,041
Long-term debt, net of current maturities	778,119	788,010
Deferred taxes	172,241	234,649
Other non-current liabilities	40,706	46,068

Total liabilities	1,466,557	1,571,768

Commitments and Contingencies (see Note 8)

Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 126,377,635 and 125,555,268 common shares issued and 116,365,622 and 118,083,111 common shares outstanding at June 30, 2014 and December 31, 2013, respectively)	1,264	1,256
Treasury shares, at cost (10,012,013 and 7,472,157 common shares held at June 30, 2014 and December 31, 2013, respectively)	(377,626)	(268,391)
Additional paid in capital	1,097,549	1,073,157
Retained earnings	947,034	758,975
Accumulated other comprehensive income (loss)	(1,543)	(650)

Total shareholders’ equity	1,666,678	1,564,347

Total liabilities and shareholders’ equity	$3,133,235	$3,136,115

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Operating revenues	$254,226	$228,423	$493,914	$447,892

Operating expenses:
Cost of services	76,816	69,696	152,243	134,996
Selling, general and administrative	71,516	52,842	139,174	108,357
Amortization of intangible assets	11,442	11,222	22,712	22,388
Depreciation and amortization of property, equipment and leasehold improvements	5,921	4,774	11,749	9,371

Total operating expenses	165,695	138,534	325,878	275,112

Operating income	88,531	89,889	168,036	172,780

Interest income	(192)	(186)	(348)	(423)
Interest expense	5,366	6,499	10,425	13,515
Other expense (income)	(726)	(328)	345	1,594

Other expense (income), net	4,448	5,985	10,422	14,686

Income from continuing operations before provision for income taxes	84,083	83,904	157,614	158,094
Provision for income taxes	27,280	27,763	53,665	48,995

Income from continuing operations	56,803	56,141	103,949	109,099
Income from discontinued operations, net of income taxes	50,857	4,912	84,110	10,891

Net income	$107,660	$61,053	$188,059	$119,990

Earnings per basic common share:
Earnings per basic common share from continuing operations	$0.48	$0.46	$0.89	$0.90
Earnings per basic common share from discontinued operations	0.44	0.04	0.71	0.09

Earnings per basic common share	$0.92	$0.50	$1.60	$0.99

Earnings per diluted common share:
Earnings per diluted common share from continuing operations	$0.48	$0.46	$0.88	$0.89
Earnings per diluted common share from discontinued operations	0.43	0.04	0.71	0.09

Earnings per diluted common share	$0.91	$0.50	$1.59	$0.98

Weighted average shares outstanding used in computing earnings per share:
Basic	116,702	121,149	117,140	120,949

Diluted	117,664	122,069	118,128	121,887

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Net income	$107,660	$61,053	$188,059	$119,990
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,758)	(2,312)	(1,726)	(7,774)

Income tax effect	1,065	888	665	2,998

Foreign currency translation adjustments, net	(1,693)	(1,424)	(1,061)	(4,776)

Unrealized gains (losses) on cash flow hedges	—	574	—	1,167
Income tax effect	—	(221)	—	(447)

Unrealized gains (losses) on cash flow hedges, net	—	353	—	720

Unrealized gains (losses) on available-for-sale securities	—	—	—	(5)
Income tax effect	—	—	—	2

Unrealized gains (losses) on available-for-sale securities, net	—	—	—	(3)

Pension and other post-retirement adjustments	173	23	166	115
Income tax effect	(2)	(2)	2	(33)

Pension and other post-retirement adjustments, net	171	21	168	82

Other comprehensive income (loss), net of tax	(1,522)	(1,050)	(893)	(3,977)

Comprehensive income	$106,138	$60,003	$187,166	$116,013

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2014	2013
	(unaudited)
Cash flows from operating activities
Net income	$188,059	$119,990
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	25,452	28,995
Stock-based compensation expense	12,457	12,829
Depreciation and amortization of property, equipment and leasehold improvements	11,968	10,326
Amortization of debt origination fees	888	1,474
Deferred taxes	3,475	3,356
Amortization of discount on long-term debt	240	474
Excess tax benefits from stock-based compensation	(2,773)	(1,402)
Gain on disposition of subsidiary, net of costs	(84,615)	—
Other non-cash adjustments	548	(857)
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(59,081)	(7,936)
Prepaid income taxes	(19,578)	(11,555)
Prepaid and other assets	(6,181)	1,198
Accounts payable	1,229	(2,343)
Deferred revenue	54,484	41,319
Accrued compensation and related benefits	(42,237)	(42,399)
Other accrued liabilities	11,790	(3,779)
Other	(2,073)	6,986

Net cash provided by operating activities	94,052	156,676

Cash flows from investing activities
Proceeds from redemption of short-term investments	—	70,900
Acquisitions, net of cash acquired	—	(23,268)
Dispositions, net of cash provided	362,811	—
Proceeds from the sale of capital equipment	8	—
Capitalized software development costs	(3,478)	(806)
Capital expenditures	(18,486)	(7,685)

Net cash provided by investing activities	340,855	39,141

Cash flows from financing activities
Repayment of long-term debt	(10,125)	(37,000)
Repurchase of treasury shares	(108,903)	(9,639)
Proceeds from exercise of stock options	5,406	6,880
Excess tax benefits from stock-based compensation	2,773	1,402

Net cash used in financing activities	(110,849)	(38,357)

Effect of exchange rate changes	747	(6,068)

Net increase (decrease) in cash and cash equivalents	324,805	151,392
Cash and cash equivalents, beginning of period	358,434	183,309

Cash and cash equivalents, end of period	683,239	334,701

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,346	$10,297

Cash paid for income taxes	$71,896	$62,145

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$14,576	$4,568

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

MSCI Inc., together with its wholly-owned subsidiaries (the “Company” or “MSCI”), is a global provider of investment decision support tools, including indexes, portfolio risk and performance analytics. The Company’s flagship products are its global equity indexes and environmental, social and governance (“ESG”) products marketed under the MSCI and MSCI ESG Research brands, its private real estate benchmarks marketed under the IPD brand, its portfolio risk and performance analytics covering global equity and fixed income markets marketed under the Barra brand, its market and credit risk analytics marketed under the RiskMetrics and Barra brands, its performance reporting products and services offered to the investment consultant community marketed under the InvestorForce brand and its valuation models and risk management software for the energy and commodities markets marketed under the FEA brand.

On March 17, 2014, MSCI entered into a definitive agreement to sell Institutional Shareholder Services Inc. (“ISS”). As a result, the Company reported the operating results of ISS in “Income from discontinued operations, net of income taxes” in the Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013. As a result of this change, the Company now operates as one segment. Unless otherwise indicated, the disclosures accompanying these unaudited condensed consolidated financial statements reflect the Company’s continuing operations.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI Inc. and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of June 30, 2014 and December 31, 2013, the results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited condensed consolidated financial statement information as of December 31, 2013 has been derived from the 2013 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Revision

In connection with the preparation of the Company’s unaudited condensed consolidated financial statements for the three months ended June 30, 2014, the Company determined that it had understated its net tax liabilities in certain years prior to December 31, 2012. As a result of these errors, the Company has recorded the following corrections as of December 31, 2013: (i) an $11.3 million decrease to beginning retained earnings, (ii) a $0.7 million decrease to additional paid in capital, (iii) a $12.8 million decrease to prepaid taxes, (iv) a $13.6 million increase to long-term deferred tax liabilities and (v) a $14.3 million increase to goodwill. In accordance with the accounting guidance found in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 250-10, “Accounting Changes and Error Corrections,” the Company has revised its Unaudited Condensed Consolidated Statements of Financial Condition as of December 31, 2013 to reflect these corrections. The Company will revise all other previously reported results as such financial information is included in future filings.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” the Company assessed the materiality of the adjustments and concluded that these corrections were not material to any of its previously issued financial statements. The Company also concluded that its compliance with debt covenants would not have been affected by these adjustments.

Accordingly, the Company has revised the Unaudited Condensed Consolidated Statement of Financial Condition as of December 31, 2013 from amounts previously reported as follows:

	December 31, 2013
	As Previously Reported	Adjustment	As Revised

Prepaid taxes	$27,333	$(12,765)	$14,568
Total current assets	$637,035	$(12,765)	$624,270
Goodwill	$1,798,821	$14,343	$1,813,164
Total assets	$3,134,537	$1,578	$3,136,115

Deferred taxes	$221,054	$13,595	$234,649
Total liabilities	$1,558,173	$13,595	$1,571,768
Additional paid in capital	$1,073,893	$(736)	$1,073,157
Retained earnings	$770,256	$(11,281)	$758,975
Total shareholders’ equity	$1,576,364	$(12,017)	$1,564,347
Total liabilities and shareholders’ equity	$3,134,537	$1,578	$3,136,115

Concentrations

Financial instruments that may potentially subject the Company to concentration risk consist principally of cash deposits. At June 30, 2014 and December 31, 2013, cash and cash equivalent amounts were $683.2 million and $358.4 million, respectively. The Company held no short-term investments at June 30, 2014 or December 31, 2013. The Company receives interest at prevailing money market fund rates on its cash deposits.

For the six months ended June 30, 2014, BlackRock, Inc. accounted for 10.4% of the Company’s operating revenues. For the six months ended June 30, 2013, no single customer accounted for 10.0% or more of the Company’s operating revenues.

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” or ASU 2014-08. The amendments in this update change the requirements for reporting discontinued operations under ASC Subtopic 205-20, “Presentation of Financial Statements – Discontinued Operations,” such as limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments in this update also require expanded disclosures in order to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. Further, the amendments require an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This new guidance is to be applied prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. The Company has elected not to early adopt ASU 2014-08 and is evaluating the potential impact that the update will have on its unaudited condensed consolidated financial statements.

        In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” or ASU 2014-09. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is evaluating the potential impact that the update will have on its unaudited condensed consolidated financial statements.

3. DISPOSITIONS AND DISCONTINUED OPERATIONS

Disposition of CFRA

On March 31, 2013, MSCI completed the sale of its CFRA product line. The value of the disposed assets and liabilities and the resulting gain on disposal were not material to the Company.

Disposition of ISS

On March 17, 2014, MSCI entered into a definitive agreement to sell ISS. The results of operations from ISS and the CFRA product line are reflected in “Income from discontinued operations, net of income taxes” in the Unaudited Condensed Consolidated Statements of Income.

The sale of ISS was completed on April 30, 2014 for $367.4 million, subject to final working capital adjustments. The value of the assets and liabilities of ISS that were disposed, directly attributable transaction costs and the resulting gain on disposal that has been reported in “Income from discontinued operations, net of income taxes” for the three and six months ended June 30, 2014 are as follows:

(in thousands)
Cash proceeds	$367,355
Less: Initial working capital adjustments	(316)

Total proceeds	367,039

Less assets sold and liabilities relieved resulting from disposal:
Cash and cash equivalents	(4,544)
Accounts receivable	(15,765)
Deferred taxes (current)	(3,174)
Prepaid taxes	(617)
Prepaid and other assets	(4,500)
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $4,213)	(8,544)
Goodwill	(254,233)
Intangible assets (net of accumulated amortization of $50,283)	(121,269)
Other non-current assets	(1,645)
Accounts payable	574
Accrued compensation and related benefits	6,783
Other accrued liabilities	4,034
Deferred revenue	51,767
Deferred taxes (non-current)	59,129
Other non-current liabilities	5,576
Other comprehensive income including currency translation adjustments and pension and other post-retirement adjustments	4,004

Net assets sold	(282,424)

Less: Transaction costs	(5,946)

Gain on sale of ISS	$78,669

Income from discontinued operations. Amounts associated with discontinued operations reflected in the Unaudited Condensed Consolidated Statements of Income for the three months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Revenue from discontinued operations	$10,912	$29,475

Income from discontinued operations before provision for income taxes	$80,147	$7,355
Provision for income taxes	29,290	2,443

Income from discontinued operations, net of income taxes	$50,857	$4,912

Amounts associated with discontinued operations reflected in the Unaudited Condensed Consolidated Statements of Income for the six months ended June 30, 2014 and 2013 are as follows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Revenue from discontinued operations	$43,122	$61,915

Income from discontinued operations before provision for income taxes	$86,364	$16,716
Provision for income taxes	2,254	5,825

Income from discontinued operations, net of income taxes	$84,110	$10,891

The three months ended March 31, 2014 included a $30.6 million income tax benefit associated with establishing a net deferred tax asset on the difference between the ISS tax basis and book basis. This net deferred tax asset was realized in the three months ended June 30, 2014 upon the closing of the sale, which reflects the tax basis capital loss realized on this book gain.

4. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As required by FASB’s ASC Subtopic 220-10, “Comprehensive Income—Overall,” the following tables present the amounts reclassified from Accumulated other comprehensive income (loss) by the respective line item in the Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)(1)

(in thousands)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Unaudited Condensed Consolidated Statements of Income
	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013
Unrealized losses on cash flow hedges
Interest rate contracts	$—	$(574)	Interest expense
	—	221	Tax benefit

	$—	$(353)	Net of tax

Unrealized gains on available-for-sale securities
Short-term investments	$—	$—	Interest income
	—	—	Tax expense

	$—	$—	Net of tax

Defined benefit pension plans
Amount recognized as a component of net periodic benefit expense for curtailments and settlements	$(186)	$— (2)
	6	—	Tax expense

	$(180)	$—	Net of tax

Foreign currency translation adjustment	$4,184	$— (2)

Total reclassifications for the period, net of tax	$4,004	$(353)

(1)	Amounts in parentheses indicate expenses or losses moved to the Unaudited Condensed Consolidated Statements of Income.
(2)	These accumulated other comprehensive income components were reclassified to “Income from discontinued operations, net of taxes” as part of the gain on the disposition of ISS.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)(1)

(in thousands)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Unaudited Condensed Consolidated Statements of Income
	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Unrealized losses on cash flow hedges
Interest rate contracts	$—	$(1,167)	Interest expense
	—	447	Tax benefit

	$—	$(720)	Net of tax

Unrealized gains on available-for-sale securities
Short-term investments	$—	$5	Interest income
	—	(2)	Tax expense

	$—	$3	Net of tax

Defined benefit pension plans
Amount recognized as a component of net periodic benefit expense for curtailments and settlements	$(186)	$— (2)
	6	—	Tax expense

	$(180)	$—	Net of tax

Foreign currency translation adjustment	$4,184	$— (2)

Total reclassifications for the period, net of tax	$4,004	$(717)

(1)	Amounts in parentheses indicate expenses or losses moved to the Unaudited Condensed Consolidated Statements of Income.
(2)	These accumulated other comprehensive income components were reclassified to “Income from discontinued operations, net of taxes” as part of the gain on the disposition of ISS.

5. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 104,272 stock options excluded from the calculation of diluted EPS for the three and six months ended June 30, 2014, because of their anti-dilutive effect. There were 224 and 112 stock options excluded from the calculation of diluted EPS for the three and six months ended June 30, 2013, because of their anti-dilutive effect.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands, except per share data)
Income from continuing operations, net of income taxes	$56,803	$56,141	$103,949	$109,099
Income from discontinued operations, net of income taxes	50,857	4,912	84,110	10,891

Net income	$107,660	$61,053	$188,059	$119,990
Less: Allocations of earnings to unvested restricted stock units (1)	(153)	(239)	(268)	(469)

Earnings available to MSCI common shareholders	$107,507	$60,814	$187,791	$119,521

Basic weighted average common shares outstanding	116,702	121,149	117,140	120,949

Effect of dilutive securities:
Stock options and restricted stock units	962	920	988	938

Diluted weighted average common shares outstanding	117,664	122,069	118,128	121,887

Earnings per basic common share from continuing operations	$0.48	$0.46	$0.89	$0.90
Earnings per basic common share from discontinued operations	0.44	0.04	0.71	0.09

Earnings per basic common share	$0.92	$0.50	$1.60	$0.99

Earnings per diluted common share from continuing operations	$0.48	$0.46	$0.88	$0.89
Earnings per diluted common share from discontinued operations	0.43	0.04	0.71	0.09

Earnings per diluted common share	$0.91	$0.50	$1.59	$0.98

(1)	Restricted stock units granted to employees prior to 2013 and all restricted stock units granted to independent directors of the Company have a right to participate in all of the earnings of the Company in the computation of basic EPS and, therefore, these restricted stock units are not included as incremental shares in the diluted EPS computation.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at June 30, 2014 and December 31, 2013 consisted of the following:

		As of
Type	Estimated Useful Lives	June 30, 2014(1)	December 31, 2013
		(in thousands)

Computer & related equipment	3 to 5 years	$97,858	$86,384
Furniture & fixtures	7 years	9,377	9,108
Leasehold improvements	3 to 21 years	52,678	52,776
Work-in-process	—	27,169	12,691

Subtotal		187,082	160,959
Accumulated depreciation and amortization		(92,279)	(75,371)

Property, equipment and leasehold improvements, net		$94,803	$85,588

(1)	Property, equipment and leasehold improvements as of June 30, 2014 reflects the disposal of the property, equipment and leasehold improvements associated with the sale of ISS. See Note 3, “Dispositions and Discontinued Operations,” for additional information.

Depreciation and amortization expense of property, equipment and leasehold improvements was $5.9 million and $4.8 million for the three months ended June 30, 2014 and 2013, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $11.7 million and $9.4 million for the six months ended June 30, 2014 and 2013, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company carries goodwill reflected in the table below:

Goodwill
(in thousands)

Goodwill at December 31, 2013	$1,813,164
Changes to goodwill (1)	(254,233)
Foreign exchange translation adjustment	2,189

Goodwill at June 30, 2014	$1,561,120

(1)	Changes to goodwill reflect the disposal of the goodwill associated with the sale of ISS. See Note 3, “Dispositions and Discontinued Operations,” for additional information.

Intangible Assets

Amortization expense related to intangible assets for the three months ended June 30, 2014 and 2013 was $11.4 million and $11.2 million, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2014 and 2013 was $22.7 million and $22.4 million, respectively.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	As of
(in thousands)	June 30, 2014(1)	December 31, 2013
Gross intangible assets:
Customer relationships	$359,235	$478,735
Trademarks/trade names	223,182	257,282
Technology/software	189,405	199,778
Proprietary process	—	3,800
Proprietary data	28,527	28,527

Subtotal	800,349	968,122
Foreign exchange translation adjustment	3,923	1,962

Total gross intangible assets	$804,272	$970,084

Accumulated amortization:
Customer relationships	$(107,075)	$(125,359)
Trademarks/trade names	(75,518)	(75,696)
Technology/software	(163,236)	(168,481)
Proprietary process	—	(2,269)
Proprietary data	(3,469)	(2,326)

Subtotal	(349,298)	(374,131)
Foreign exchange translation adjustment	(449)	(246)

Total accumulated amortization	$(349,747)	$(374,377)

Net intangible assets:
Customer relationships	$252,160	$353,376
Trademarks/trade names	147,664	181,586
Technology/software	26,169	31,297
Proprietary process	—	1,531
Proprietary data	25,058	26,201

Subtotal	451,051	593,991
Foreign exchange translation adjustment	3,474	1,716

Total net intangible assets	$454,525	$595,707

(1)	Intangible assets and the associated accumulated amortization as of June 30, 2014 reflect the disposal of the amounts associated with the sale of ISS. See Note 3, “Dispositions and Discontinued Operations,” for additional information.

The estimated amortization expense for succeeding years is presented below:

Fiscal Year	Amortization Expense
(in thousands)
Remainder 2014	$23,053
2015	46,590
2016	46,070
2017	40,572
2018	37,824
Thereafter	260,416

Total	$454,525

8. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended June 30, 2014 and 2013 was $6.8 million and $5.7 million, respectively. Rent expense for the six months ended June 30, 2014 and 2013 was $13.4 million and $11.5 million, respectively.

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

On February 6, 2014, MSCI utilized the remaining repurchase authorization provided by the 2012 Repurchase Program by entering into a new ASR agreement to initiate share repurchases aggregating $100.0 million (the “February 2014 ASR Program”). As a result of the February 2014 ASR Program, the Company received 1.7 million shares on February 7, 2014 and 0.6 million shares on May 5, 2014 for a combined average purchase price of $43.10 per share.

On February 4, 2014, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock which will be available from time to time at management’s discretion (the “2014 Repurchase Program”). The 2014 Repurchase Program may be modified, suspended or terminated by the Company at any time without prior notice.

Acquisition of GMI Ratings. On June 27, 2014, the Company announced that it plans to acquire GMI Ratings, a provider of ESG ratings and research to institutional investors, for a total cash consideration of $15.0 million, subject to customary closing conditions. The deal is expected to close during the quarter ending September 30, 2014.

Long-term debt. On June 1, 2010, the Company entered into a senior secured credit facility (the “2010 Credit Facility”). On March 14, 2011, the Company completed the repricing of the 2010 Credit Facility pursuant to Amendment No. 2 to the 2010 Credit Facility. On May 4, 2012, the Company amended and restated its 2010 Credit Facility (the credit agreement as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured five-year Term Loan A Facility in an aggregate amount of $880.0 million (the “2012 Term Loan”) and a $100.0 million senior secured revolving facility (the “2012 Revolving Credit Facility”). The Amended and Restated Credit Facility also amended certain negative covenants, including financial covenants.

In March 2013, the Company made a $15.0 million prepayment on the 2012 Term Loan.

On December 12, 2013, the Company entered into an agreement that extended the maturity of the Amended and Restated Credit Facility from May 2017 to December 2018 (the “New Amended and Restated Credit Facility”). The Company also amended the amortization schedule of required debt payments under the 2012 Term Loan. Pursuant to the New Amended and Restated Credit Facility, the Company is required to repay $5.1 million in quarterly payments over the first two years and $10.1 million in quarterly payments over the following three years, with the exception of the final payment in December 2018, which will be $658.1 million (assuming no further prepayments).

The 2012 Term Loan bears interest equal to LIBOR plus a margin. As of June 30, 2014, the 2012 Term Loan bore interest at LIBOR plus a margin of 2.25%, or 2.40%.

Current maturities of long-term debt at June 30, 2014 were $19.8 million, net of a $0.5 million discount. Long-term debt, net of current maturities at June 30, 2014 was $778.1 million, net of a $1.5 million discount.

Current maturities of long-term debt at December 31, 2013 were $19.8 million, net of a $0.5 million discount. Long-term debt, net of current maturities at December 31, 2013 was $788.0 million, net of a $1.7 million discount.

In connection with entering into the New Amended and Restated Credit Facility, certain fees were paid and are being amortized over the life of the New Amended and Restated Credit Facility. At June 30, 2014, $7.4 million of the deferred financing fees remain unamortized, $1.7 million of which is included in “Prepaid and other assets” and $5.7 million of which is included in “Other non-current assets” on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition.

The Company amortized $0.4 million and $0.7 million of deferred financing fees in interest expense during the three months ended June 30, 2014 and 2013, respectively. The Company amortized $0.9 million and $1.5 million of deferred financing fees in interest expense during the six months ended June 30, 2014 and 2013, respectively. Approximately $0.1 million and $0.2 million of debt discount was amortized in interest expense during the three months ended June 30, 2014 and 2013, respectively. Approximately $0.2 million and $0.5 million of debt discount were amortized in interest expense during the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014 and December 31, 2013, the fair market value of the Company’s debt obligations were $801.9 million and $812.0 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value and represents Level 2 valuations. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

As of June 30, 2014, the Company’s retained earnings of $947.0 million were restricted as to the payments of dividends. As outlined in the New Amended and Restated Credit Facility, the Company cannot pay or declare any dividends except out of amounts available for restricted payments. As of June 30, 2014, the amount available for restricted payments was $482.0 million, reflecting the Company’s cumulative retained excess cash flows (“CRECF”), as defined in the New Amended and Restated Credit Facility, through December 31, 2013 and adjusted for, among other things, any restricted payments made during the six months ended June 30, 2014. To the extent the CRECF is utilized for other actions restricted under the New Amended and Restated Credit Facility, including stock repurchases, the amount available for restricted payments will be reduced.

Derivatives and Hedging Activities. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments.

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

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2014, the Company had one outstanding foreign currency forward with a notional amount of $13.0 million that was not designated as a hedge in a qualifying hedging relationship.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition:

(in thousands)	Location in the Unaudited Condensed Consolidated Statements of Financial Condition	As of June 30, 2014	As of December 31, 2013
Non-designated hedging instruments:
Liability derivatives:
Foreign exchange contracts	Other accrued liabilities	$(154)	$(156)

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

The following tables present the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition and Unaudited Condensed Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30,
		2014	2013
Foreign exchange contracts	Other expense	$(407)	$159

Derivatives Not Designated as Hedging Instruments (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives for the Six Months Ended June 30,
		2014	2013
Foreign exchange contracts	Other expense	$(567)	$1,657

9. INCOME TAXES

The Company’s provision for income taxes was $53.7 million and $49.0 million for the six months ended June 30, 2014 and 2013, respectively. These amounts reflect effective tax rates of 34.0% and 31.0% for the six months ended June 30, 2014 and 2013, respectively.

The effective tax rate of 34.0% for the six months ended June 30, 2014 reflects the Company’s estimate of the effective tax rate for the period and is impacted by certain discrete items totaling $2.7 million related to state taxes and the release of reserves associated with certain IRS examinations, the effect of which was to decrease the Company’s effective tax rate by 1.8 percentage points. The effective tax rate of 31.0% for the six months ended June 30, 2013 reflects the Company’s estimate of the effective tax rate for the period and is impacted by certain discrete items totaling $3.9 million, the effect of which was to decrease the Company’s effective tax rate by 2.5 percentage points.

The Company is under examination by the Internal Revenue Service and other tax authorities in certain countries, such as the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years currently under examination vary by jurisdiction. As a result of having previously been a member of the Morgan Stanley consolidated group, the Company may have future settlements with Morgan Stanley related to the ultimate disposition of their New York State and New York City examination relating to the tax years 2007 through 2008 and their IRS examination relating to the tax years 2006 through 2008. The Company does not believe it has any material exposure to the New York State and New York City examination. Additionally, the Company believes it has adequate reserves for any tax issues that may arise out of the IRS examination relating to the tax years 2006 through 2008 and therefore does not believe any related settlement with Morgan Stanley will have a material impact.

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

The following table summarizes the major taxing jurisdictions in which the Company and its affiliates operate and the open tax years for each major jurisdiction:

Tax Jurisdiction	Tax Years
United States	2005-2012
California	2009-2012
New York State	2007-2012
New York City	2007-2012
Hong Kong	2008-2013
United Kingdom	2012
Canada	2006-2013
Japan	2009-2013
India	2008-2013

10. SEGMENT INFORMATION

Prior to March 31, 2014, MSCI operated as two segments, the Performance and Risk business and the Governance business. These designations were made as the discrete operating results of these segments were reviewed by the Company’s CODM for purposes of making operating decisions and assessing financial performance.

On March 17, 2014, MSCI entered into a definitive agreement to sell ISS, which, together with the previously disposed of CFRA product line, made up the Company’s Governance segment and are now reflected in “Income from discontinued operations, net of income taxes” in the Unaudited Condensed Consolidated Statements of Income. As a result, the Company now operates and reports as a single business segment (see Note 3, “Dispositions and Discontinued Operations,” for further details).

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues
Americas:
United States	$118,226	$102,156	$229,058	$203,424
Other	9,363	7,769	18,790	15,536

Total Americas	127,589	109,925	247,848	218,960

EMEA:
United Kingdom	38,381	33,709	75,857	67,727
Other	57,500	56,968	108,628	103,408

Total EMEA	95,881	90,677	184,485	171,135

Asia & Australia:
Japan	11,852	11,121	23,812	23,237
Other	18,904	16,700	37,769	34,560

Total Asia & Australia	30,756	27,821	61,581	57,797

Total	$254,226	$228,423	$493,914	$447,892

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	June 30, 2014(1)	December 31, 2013
	(in thousands)
Long-lived assets

Americas:
United States	$1,948,596	$2,338,124
Other	3,952	4,082

Total Americas	1,952,548	2,342,206

EMEA:
United Kingdom	134,977	133,411
Other	12,926	11,871

Total EMEA	147,903	145,282

Asia & Australia:
Japan	1,127	1,543
Other	8,870	5,428

Total Asia & Australia	9,997	6,971

Total	$2,110,448	$2,494,459

(1)	Long-lived assets as of June 30, 2014 reflects the disposal of the amounts associated with the sale of ISS. See Note 3, “Dispositions and Discontinued Operations,” for additional information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.

We have reviewed the accompanying condensed consolidated balance sheet of MSCI Inc. and its subsidiaries as of June 30, 2014, and the related condensed consolidated statements of income and of comprehensive income for the three and six-month period ended June 30, 2014 and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2014. These interim financial statements are the responsibility of the Company’s management.

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

August 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statements of income and comprehensive income of MSCI Inc. and subsidiaries (the “Company”) for the three and six-month period ended June 30, 2013 and the related condensed consolidated statements of cash flows for the six-month period ended June 30, 2013. These interim financial statements are the responsibility of the Company’s management. We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of MSCI Inc. and subsidiaries as of December 31, 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the fiscal year then ended prior to retrospective adjustment for the change in discontinued operations (not presented herein); and in our report dated February 28, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2014 (August 6, 2014 as to the effects of the revision as discussed in Note 1 and discontinued operations as discussed in Note 3)

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

Overview

We are a leading global provider of investment decision support tools, including indexes, portfolio risk and performance analytics. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), real estate, hedge funds and private wealth; financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of June 30, 2014, we had offices related to continuing operations in 35 cities in 22 countries in order to help serve our diverse client base, with 50.2% of our revenue from clients in the Americas, 37.3% in Europe, the Middle East and Africa (“EMEA”) and 12.5% in Asia and Australia based on revenues for the six months ended June 30, 2014.

Our principal sales model is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services for an annual fee paid up front. Additionally, our recurring subscriptions are increasingly related to our managed services offering whereby we oversee the production of risk and performance reports on behalf of our clients. Fees attributable to annual, recurring subscriptions are recorded as deferred revenues on our Unaudited Condensed Consolidated Statement of Financial Condition and are recognized on our Unaudited Condensed Consolidated Statement of Income as the service is rendered. Additionally, a portion of our revenues comes from clients who use our indexes as the basis for index-linked investment products such as ETFs or as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generate a limited amount of our revenues from certain exchanges that use our indexes as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. We also receive revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services and from certain products and services that are designed for one-time usage.

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

The purpose of these investments is to maximize our medium-term revenue and operating income growth, while at the same time ensuring that we will remain a leading provider of investment decision support tools into the future. As a result, the rate of growth of our investments may from time to time exceed that of our revenues, which would slow the growth of, or even reduce, our operating profit. For example, for the six months ended June 30, 2014, our revenues grew by 10.3% but our operating income decreased by 2.7% compared to 2013, due, in part, to increased investment in our business. We anticipate that our increases in spending in areas such as sales, client service, information technology and product development in 2014 will continue to exceed the rate of growth of our revenues and will again slow the growth of our operating profit. However, we believe these investments will result in higher revenue and operating profit growth over the medium-term.

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

In addition, for periods prior to March 31, 2014, we reported energy and commodity analytics products separately as its own product category for disclosures related to operating revenues, Run Rate and Aggregate and Core Retention Rates. Beginning with the three months ended March 31, 2014, we reported the results of energy and commodity analytics products as part of the risk management analytics product category as we view the product offerings and customer base of the energy and commodities analytics products to be similar in nature to those in the risk management analytics product category. Prior periods have also been presented to reflect this change in categorization.

Factors Affecting the Comparability of Results

Term Loan Amendment

On June 1, 2010, we entered into a senior secured credit facility (the “2010 Credit Facility”). On March 14, 2011, we completed the repricing of the 2010 Credit Facility pursuant to Amendment No. 2 to the 2010 Credit Facility. On May 4, 2012, we amended and restated our 2010 Credit Facility (the credit agreement as so amended and restated, the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for the incurrence of a new senior secured five-year Term Loan A Facility in an aggregate amount of $880.0 million (the “2012 Term Loan”) and a $100.0 million senior secured revolving facility (the “2012 Revolving Credit Facility”). The Amended and Restated Credit Facility also amended certain negative covenants, including financial covenants.

In March 2013, we made a $15.0 million prepayment on the 2012 Term Loan.

On December 12, 2013, we entered into an agreement that extended the maturity of the Amended and Restated Credit Facility from May 2017 to December 2018 (“New Amended and Restated Credit Facility”). We also amended the amortization schedule of required debt payments under the 2012 Term Loan. Pursuant to the New Amended and Restated Credit Facility, we are required to repay $5.1 million in quarterly payments over the first two years and $10.1 million in quarterly payments over the following three years, with the exception of the final payment in December 2018, which will be $658.1 million (assuming no further prepayments).

The 2012 Term Loan bears interest equal to LIBOR plus a margin. As of June 30, 2014, the 2012 Term Loan bore interest at LIBOR plus a margin of 2.25%, or 2.40%. This amendment has decreased the interest expense on our outstanding 2012 Term Loan and 2012 Revolving Credit Facility.

Share Repurchases

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

On February 6, 2014, we utilized the remaining repurchase authorization provided by the 2012 Repurchase Program by entering into a new ASR agreement to initiate share repurchases aggregating $100.0 million (the “February 2014 ASR Program”). As a result of the February 2014 ASR Program, we received 1.7 million shares on February 7, 2014 and 0.6 million shares on May 5, 2014 for a combined average purchase price of $43.10 per share.

The effect of these share repurchase programs has decreased the weighted average shares used in calculating our basic and diluted earnings per share.

The discussion of our results of operations for the three and six months ended June 30, 2014 and 2013 are presented below. The results of operations for interim periods may not be indicative of future results.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Results of Operations

The following table presents the results of operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$254,226	$228,423	$25,803	11.3%

Operating expenses:
Cost of services	76,816	69,696	7,120	10.2%
Selling, general and administrative	71,516	52,842	18,674	35.3%
Amortization of intangible assets	11,442	11,222	220	2.0%
Depreciation and amortization of property, equipment, and leasehold improvements	5,921	4,774	1,147	24.0%

Total operating expenses	165,695	138,534	27,161	19.6%

Operating income	88,531	89,889	(1,358)	(1.5%)
Other expense (income), net	4,448	5,985	(1,537)	(25.7%)

Income from continuing operations before provision for income taxes	84,083	83,904	179	0.2%
Provision for income taxes	27,280	27,763	(483)	(1.7%)

Income from continuing operations	56,803	56,141	662	1.2%
Income from discontinued operations, net of income taxes	50,857	4,912	45,945	n/m

Net income	$107,660	$61,053	$46,607	76.3%

Earnings per basic common share:
From continuing operations	$0.48	$0.46	$0.02	4.3%
From discontinued operations	0.44	0.04	0.40	n/m

Earnings per basic common share	$0.92	$0.50	$0.42	84.0%

Earnings per diluted common share:
From continuing operations	$0.48	$0.46	$0.02	4.3%
From discontinued operations	0.43	0.04	0.39	n/m

Earnings per diluted common share	$0.91	$0.50	$0.41	82.0%

Operating margin	34.8%	39.4%

n/m: not meaningful

Operating Revenues

Our revenues are grouped into the following three product and/or service categories:

•	Index and ESG

•	Risk management analytics

•	Portfolio management analytics

The following table summarizes the revenue by product category for the three months ended June 30, 2014 compared to the three months ended June 30, 2013:

	Three Months Ended June 30,
	2014	2013	Increase/ (Decrease)
	(in thousands)
Index and ESG:
Subscriptions	$106,162	$95,200	$10,962	11.5%
Asset-based fees	44,095	36,970	7,125	19.3%

Total index and ESG products	150,257	132,170	18,087	13.7%
Risk management analytics	77,666	70,164	7,502	10.7%
Portfolio management analytics	26,303	26,089	214	0.8%

Total operating revenues	$254,226	$228,423	$25,803	11.3%

Recurring subscriptions	$205,265	$186,333	$18,932	10.2%
Asset-based fees	44,095	36,970	7,125	19.3%
Non-recurring revenue	4,866	5,120	(254)	(5.0%)

Total operating revenues	$254,226	$228,423	$25,803	11.3%

Our index and ESG products primarily consist of equity and real estate index subscriptions, equity index asset-based fees products and ESG products. Our index and ESG products are used to benchmark investment performance, as a basis for index-linked investment products, the assessment of corporate management of ESG risks and opportunities, investment manager selection and investment research. We derive revenues from our index and ESG products through index data and ESG subscriptions, fees based on assets in investment products linked to our indexes and non-recurring licenses of our historical index data. Revenues related to index and ESG products increased $18.1 million, or 13.7%, to $150.3 million for the three months ended June 30, 2014 compared to $132.2 million for the three months ended June 30, 2013.

Subscription revenues from the index and ESG products increased 11.5% to $106.2 million for the three months ended June 30, 2014 compared to $95.2 million for the three months ended June 30, 2013. The increase was primarily driven by growth in revenues from our equity index benchmark, real estate and ESG products.

Asset-based fee revenues attributable to index and ESG products increased $7.1 million, or 19.3%, to $44.1 million for the three months ended June 30, 2014 compared to $37.0 million for the three months ended June 30, 2013. The increase was primarily driven by an increase of $35.5 billion, or 11.0%, in the average value of assets in ETFs linked to MSCI indexes and a growth in assets from non-ETF passive funds. The growth rate of asset-based fee revenues relative to the growth in the average value of assets in ETFs linked to MSCI indexes also benefited from a shift in the overall mix toward higher fee products that resulted from the transition of certain Vanguard ETFs away from MSCI benchmarks (the “Vanguard ETFs”) during the three months ended June 30, 2013.

As of June 30, 2014, the value of assets in ETFs linked to MSCI indexes was $378.7 billion, representing an increase of $109.0 billion, or 40.4%, from $269.7 billion as of June 30, 2013. Of the $378.7 billion of assets in ETFs linked to MSCI indexes as of June 30, 2014, 52.7% were linked to non-U.S. developed market indexes, 26.3% were linked to emerging market indexes, 16.2% were linked to U.S. market indexes and 4.8% were linked to other global indexes.

The following table sets forth the value of assets in ETFs linked to MSCI indexes and the sequential change of such assets under management (“AUM”) as of the periods indicated:

	Period Ended
(in billions)	March 31, 2013		June 30, 2013		September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
AUM in ETFs linked to MSCI Indexes	$357.3		$269.7		$302.6	$332.9	$340.8	$378.7

Sequential Change ($ in Billions)
Market Appreciation/(Depreciation)	$16.0		$(13.2)		$20.2	$10.9	$1.3	$15.2
Cash Inflow/(Outflow)	(61.0	)(1)	(74.4	)(1)	12.7	19.4	6.6	22.7

Total Change	$(45.0)		$(87.6)		$32.9	$30.3	$7.9	$37.9

Source: Bloomberg and MSCI

(1)	Includes $82.8 billion and $74.8 billion of AUM related to certain Vanguard ETFs as of March 31, 2013 and June 30, 2013, respectively.

The following table sets forth the average value of assets in ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average
	2013				2014
(in billions)	March	June	September	December	March	June
AUM in ETFs linked to MSCI Indexes	$369.0	$324.1	$286.2	$321.5	$330.8	$359.6

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

Revenues related to risk management analytics products increased $7.5 million, or 10.7%, to $77.7 million for the three months ended June 30, 2014 compared to $70.2 million for the three months ended June 30, 2013. The increase in risk management analytics revenues was driven primarily by higher revenues from our RiskManager and BarraOne products and the timing of client implementations, in addition to higher revenues from our hedge fund transparency and InvestorForce products.

Our portfolio management analytics products consist of equity portfolio analytics tools and fixed income portfolio analytics tools. Revenues related to portfolio management analytics products increased $0.2 million, or 0.8%, to $26.3 million for the three months ended June 30, 2014 compared to $26.1 million for three months ended June 30, 2013.

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as “Run Rate.” The Run Rate at a particular point in time represents the forward-looking revenues for the next 12 months from all subscriptions and investment product licenses we currently provide to our clients under renewable contracts or agreements assuming all contracts or agreements that come up for renewal are renewed and assuming then-current currency exchange rates. For any license where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects, for ETF fees, the market value on the last trading day of the period, and for non-ETF funds and futures and options, the most recent periodic fee earned under such license or subscription. The Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal during the period and determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date.

Because the Run Rate represents potential future revenues, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and non-recurring sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset-based fees, which may result from changes in certain investment products’ total expense ratios, market movements or from investment inflows into and outflows from investment products linked to our indexes;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;

•	price changes;

•	revenue recognition differences under U.S. GAAP, including timing of implementation and report deliveries;

•	fluctuations in foreign exchange rates; and

•	the impact of acquisitions and dispositions.

The following table sets forth the Run Rates as of the dates indicated and the growth percentage over the periods indicated:

	As of
	June 30,	June 30,	March 31,	Year-Over- Year	Sequential
	2014	2013	2014	Comparison	Comparison
	(in thousands)
Run Rates
Index and ESG products
Subscription	$393,848	$350,833	$382,383	12.3%	3.0%
Asset-based fees	176,554	131,716	161,882	34.0%	9.1%

Index and ESG products total	570,402	482,549	544,265	18.2%	4.8%
Risk management analytics	309,619	293,816	307,460	5.4%	0.7%
Portfolio management analytics	106,486	104,524	103,531	1.9%	2.9%

Total Run Rate	$986,507	$880,889	$955,256	12.0%	3.3%

Subscription total	$809,953	$749,173	$793,374	8.1%	2.1%
Asset-based fees total	176,554	131,716	161,882	34.0%	9.1%

Total Run Rate	$986,507	$880,889	$955,256	12.0%	3.3%

Total Run Rate grew by $105.6 million, or 12.0%, to $986.5 million as of June 30, 2014 compared to $880.9 million as of June 30, 2013. Changes in foreign currency rates positively impacted Run Rate by $7.2 million relative to June 30, 2013.

Subscription Run Rate from the index and ESG products grew by $43.0 million, or 12.3%, to $393.8 million at June 30, 2014 from $350.8 million at June 30, 2013, driven primarily by growth in our equity index benchmark and data products and aided by strong growth in our IPD real estate and ESG products. Changes in foreign currency rates positively impacted Run Rate by $3.8 million relative to June 30, 2013.

Asset-based fee Run Rate from index and ESG products increased by 34.0% to $176.6 million at June 30, 2014 from $131.7 million at June 30, 2013. The increase was primarily driven by higher inflows into ETFs linked to MSCI indexes and, to a lesser extent, higher market performance.

As of June 30, 2014, AUM in ETFs linked to MSCI indexes were $378.7 billion, up $109.0 billion, or 40.4%, from June 30, 2013 and up $37.9 billion, or 11.1%, from March 31, 2014. During the three months ended June 30, 2014, MSCI-linked ETFs were impacted by market increases of $15.2 billion and net inflows of $22.7 billion.

Risk management analytics products Run Rate increased $15.8 million, or 5.4%, to $309.6 million at June 30, 2014 compared to $293.8 million at June 30, 2013, primarily driven by strong growth from RiskManager products. Changes in foreign currency positively benefited Run Rate by $3.2 million compared to Run Rate at June 30, 2013.

Portfolio management analytics products Run Rate increased $2.0 million, or 1.9%, to $106.5 million at June 30, 2014 from $104.5 million at June 30, 2013. The increase was driven primarily by an increase in sales of our equity analytics products and higher retention rates. Changes in foreign currency rates had only a modest impact on Run Rate compared to Run Rate at June 30, 2013.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated three months ended:

	June 30,	June 30,
	2014	2013

Index and ESG products	94.1%	94.0%
Risk management analytics	91.6%	92.2%
Portfolio management analytics	94.8%	87.0%
Total	93.2%	92.3%

The following table sets forth our Core Retention Rates by product category for the indicated three months ended:

	June 30,	June 30,
	2014	2013

Index and ESG products	94.1%	94.1%
Risk management analytics	91.6%	92.8%
Portfolio management analytics	95.8%	87.5%
Total	93.3%	92.6%

The Aggregate Retention Rates for a period are calculated by annualizing the cancellations for which we have received a notice of termination or we believe there is an intention to not renew during the period and we believe that such notice or intention evidences the client’s final decision to terminate or not renew the applicable agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the period. The Aggregate Retention Rate is computed on a product-by-product basis. Therefore, if a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction.

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

In both the cost of services and SG&A expense categories, compensation and benefits represent the majority of our expenses. Other costs associated with the number of employees, such as office space, are included in both the cost of services and SG&A expense categories and are consistent with the allocation of employees to those respective areas.

The following table shows operating expenses by each of the categories:

	Three Months Ended June 30,
	2014	2013	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$56,668	$51,669	$4,999	9.7%
Non-compensation expenses	20,148	18,027	2,121	11.8%

Total cost of services	76,816	69,696	7,120	10.2%
Selling, general and administrative:
Compensation and benefits	46,015	35,951	10,064	28.0%
Non-compensation expenses	25,501	16,891	8,610	51.0%

Total selling, general and administrative	71,516	52,842	18,674	35.3%
Amortization of intangible assets	11,442	11,222	220	2.0%
Depreciation and amortization of property, equipment, and leasehold improvements	5,921	4,774	1,147	24.0%

Total operating expenses	$165,695	$138,534	$27,161	19.6%

Compensation and benefits	$102,683	$87,620	$15,063	17.2%
Non-compensation expenses	45,649	34,918	10,731	30.7%
Amortization of intangible assets	11,442	11,222	220	2.0%
Depreciation and amortization of property, equipment, and leasehold improvements	5,921	4,774	1,147	24.0%

Total operating expenses	$165,695	$138,534	$27,161	19.6%

Operating expenses were $165.7 million for the three months ended June 30, 2014, an increase of $27.2 million, or 19.6%, compared to $138.5 million for the three months ended June 30, 2013.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and typically have represented approximately 60% of total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased staffing levels along with increased compensation and benefits expenses for current staff. We had 2,762 and 2,346 employees not related to the ISS operations as of June 30, 2014 and 2013, respectively. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of June 30, 2014, 49.2% of our employees were located in emerging market centers compared to 43.1% of our employees who did not leave as part of the ISS disposition as of June 30, 2013.

During the three months ended June 30, 2014, compensation and benefits costs were $102.7 million, an increase of $15.1 million, or 17.2%, compared to $87.6 million for the three months ended June 30, 2013. The increase in compensation and benefits costs was driven primarily by an increase in overall headcount of 17.7%.

Non-compensation expenses for the three months ended June 30, 2014 increased $10.7 million, or 30.7%, to $45.6 million compared to $34.9 million for the three months ended June 30, 2013. The increase reflected higher information technology, professional services, occupancy and recruiting costs, among other items.

Cost of Services

Cost of services includes costs related to our research, data management and production, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy costs, market data fees and information technology services. Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increased staffing levels and increased compensation and benefits for existing staff. For the three months ended June 30, 2014, total cost of services increased $7.1 million, or 10.2%, to $76.8 million compared to $69.7 million for the three months ended June 30, 2013.

Compensation and benefits expenses for the three months ended June 30, 2014 increased $5.0 million, or 9.7%, to $56.7 million compared to $51.7 million for the three months ended June 30, 2013. The increase in compensation and benefits expenses was primarily impacted by increased staffing levels and increased compensation and benefits related to current staff.

Non-compensation expenses for the three months ended June 30, 2014 increased $2.1 million, or 11.8%, to $20.1 million compared to $18.0 million for the three months ended June 30, 2013. The increase was primarily driven by higher costs related to occupancy, information technology and market data.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, third-party professional fees and information technology costs. For the three months ended June 30, 2014, SG&A increased $18.7 million, or 35.3%, to $71.5 million compared to $52.8 million for the three months ended June 30, 2013.

Compensation and benefits expenses increased 28.0% to $46.0 million for the three months ended June 30, 2014 compared to $36.0 million for the three months ended June 30, 2013. Similar to compensation and benefits expenses in cost of services, the increase was primarily impacted by increased staffing levels and increased compensation and benefits related to current staff.

Non-compensation expenses for the three months ended June 30, 2014 increased 51.0% to $25.5 million compared to $16.9 million for the three months ended June 30, 2013. The increase was primarily driven by higher costs related to professional services, information technology and recruiting.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to the intangible assets arising from the acquisitions of Barra, LLC in June 2004, RiskMetrics Group, LLC in June 2010, Measurisk, LLC in July 2010, IPD Group Limited in November 2012 and Investor Force Holdings, Inc. in January 2013, as well as capitalized software development costs. Amortization of intangible assets expense totaled $11.4 million and $11.2 million for the three months ended June 30, 2014 and 2013, respectively.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements was $5.9 million and $4.8 million for the three months ended June 30, 2014 and 2013, respectively. The increase was related to higher depreciation associated with continued investment in information technology infrastructure.

Other Expense (Income), Net

Other expense (income), net for the three months ended June 30, 2014 was $4.4 million, a decrease of 25.7% compared to $6.0 million for the three months ended June 30, 2013, primarily driven by lower interest rates and lower average outstanding principal on our debt.

Provision For Income Taxes

The provision for income tax expense for the three months ended June 30, 2014 was $27.3 million, a decrease of $0.5 million, or 1.7%, compared to $27.8 million for the three months ended June 30, 2013. These amounts reflect effective tax rates of 32.4% and 33.1% for the three months ended June 30, 2014 and 2013, respectively.

The provision for income tax expense for the three months ended June 30, 2014 included a benefit of $2.6 million related to state taxes and the release of reserves associated with certain IRS examinations. Excluding the impact of these items, the effective tax rate was 35.6% for the three months ended June 30, 2014.

Income from Discontinued Operations, Net of Income Taxes

On April 30, 2014, MSCI completed the sale of ISS for cash consideration of $367.4 million, subject to final working capital adjustments. ISS, together with the previously sold CFRA product line, is reflected as discontinued operations in our unaudited condensed consolidated financial statements.

Income from discontinued operations, net of income taxes was $50.9 million for the three months ended June 30, 2014 compared to $4.9 million for the three months ended June 30, 2013. The three months ended June 30, 2014 included a net gain of $48.1 million resulting from the disposition of ISS.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Results of Operations

The following table presents the results of operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$493,914	$447,892	$46,022	10.3%

Operating expenses:
Cost of services	152,243	134,996	17,247	12.8%
Selling, general and administrative	139,174	108,357	30,817	28.4%
Amortization of intangible assets	22,712	22,388	324	1.4%
Depreciation and amortization of property, equipment, and leasehold improvements	11,749	9,371	2,378	25.4%

Total operating expenses	325,878	275,112	50,766	18.5%

Operating income	168,036	172,780	(4,744)	(2.7%)
Other expense (income), net	10,422	14,686	(4,264)	(29.0%)

Income from continuing operations before provision for income taxes	157,614	158,094	(480)	(0.3%)
Provision for income taxes	53,665	48,995	4,670	9.5%

Income from continuing operations	103,949	109,099	(5,150)	(4.7%)
Income from discontinued operations, net of income taxes	84,110	10,891	73,219	n/m

Net income	$188,059	$119,990	$68,069	56.7%

Earnings per basic common share:
From continuing operations	$0.89	$0.90	$(0.01)	(1.1%)
From discontinued operations	0.71	0.09	0.62	n/m

Earnings per basic common share	$1.60	$0.99	$0.61	61.6%

Earnings per diluted common share:
From continuing operations	$0.88	$0.89	$(0.01)	(1.1%)
From discontinued operations	0.71	0.09	0.62	n/m

Earnings per diluted common share	$1.59	$0.98	$0.61	62.2%

Operating margin	34.0%	38.6%

n/m: not meaningful

Operating Revenues

The following table summarizes the revenue by product category for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

	Six Months Ended June 30,
	2014	2013	Increase/ (Decrease)
	(in thousands)
Index and ESG:
Subscriptions	$203,505	$180,088	$23,417	13.0%
Asset-based fees	84,995	73,485	11,510	15.7%

Total index and ESG products	288,500	253,573	34,927	13.8%
Risk management analytics	153,246	140,584	12,662	9.0%
Portfolio management analytics	52,168	53,735	(1,567)	(2.9%)

Total operating revenues	$493,914	$447,892	$46,022	10.3%

Recurring subscriptions	$400,237	$365,996	$34,241	9.4%
Asset-based fees	84,995	73,485	11,510	15.7%
Non-recurring revenue	8,682	8,411	271	3.2%

Total operating revenues	$493,914	$447,892	$46,022	10.3%

Total operating revenues for the six months ended June 30, 2014 increased $46.0 million, or 10.3%, to $493.9 million compared to $447.9 million for the six months ended June 30, 2013.

Revenues related to our index and ESG products increased 13.8% to $288.5 million for the six months ended June 30, 2014 compared to $253.6 million for the six months ended June 30, 2013.

Subscription revenues from the index and ESG products were up $23.4 million, or 13.0%, to $203.5 million for the six months ended June 30, 2014 compared to $180.1 million for the six months ended June 30, 2013, driven primarily by growth in revenues from our equity index benchmark products.

Asset-based fee revenues attributable to the index and ESG products increased $11.5 million, or 15.7%, to $85.0 million for the six months ended June 30, 2014 compared to $73.5 million for the six months ended June 30, 2013. The increase in asset-based fee revenues resulted from a shift in the overall mix toward higher fee products, which more than offset a decline of $1.2 billion, or 0.3%, in the average value of assets in the ETFs linked to MSCI indexes. The decrease in the average value of assets in ETFs linked to MSCI indexes was primarily related to the transition of the Vanguard ETFs, which had an average value of assets of $60.5 billion for the six months ended June 30, 2013. Excluding the $60.5 billion related to the Vanguard ETFs, the average value of assets in ETFs linked to MSCI indexes would have increased by 20.7%.

The following table sets forth the average value of assets in ETFs linked to MSCI indexes for the year-to-date periods indicated:

	Year-to-Date Average
	2013				2014
$ in Billions	March	June	September	December	March	June
AUM in ETFs linked to MSCI Indexes	$369.0	$346.6	$326.4	$325.0	$330.8	$345.4

Source: Bloomberg and MSCI

Revenues related to risk management analytics products increased 9.0% to $153.2 million for the six months ended June 30, 2014 compared to $140.6 million for the six months ended June 30, 2013. The increase was primarily driven by higher revenues from our RiskManager and BarraOne products.

Revenues related to portfolio management analytics products decreased 2.9% to $52.2 million for the six months ended June 30, 2014 compared to $53.7 million for six months ended June 30, 2013. The decrease in revenues was the result of lower sales of our equity analytics products in prior periods, as well as lower revenues from our fixed income analytics products.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated six months ended:

	June 30, 2014	June 30, 2013

Index and ESG products	94.5%	94.5%
Risk management analytics	91.3%	92.8%
Portfolio management analytics	92.7%	84.3%
Total	93.0%	92.3%

The following table sets forth our Core Retention Rates by product category for the indicated six months ended:

	June 30, 2014	June 30, 2013

Index and ESG products	94.5%	94.6%
Risk management analytics	91.3%	93.3%
Portfolio management analytics	94.6%	85.1%
Total	93.3%	92.6%

Operating Expenses

The following table shows operating expenses by each of the categories:

	Six Months Ended June 30,
	2014	2013	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$112,950	$101,073	$11,877	11.8%
Non-compensation expenses	39,293	33,923	5,370	15.8%

Total cost of services	152,243	134,996	17,247	12.8%
Selling, general and administrative:
Compensation and benefits	92,148	76,301	15,847	20.8%
Non-compensation expenses	47,026	32,056	14,970	46.7%

Total selling, general and administrative	139,174	108,357	30,817	28.4%
Amortization of intangible assets	22,712	22,388	324	1.4%
Depreciation and amortization of property, equipment, and leasehold improvements	11,749	9,371	2,378	25.4%

Total operating expenses	$325,878	$275,112	$50,766	18.5%

Compensation and benefits	$205,098	$177,374	$27,724	15.6%
Non-compensation expenses	86,319	65,979	20,340	30.8%
Amortization of intangible assets	22,712	22,388	324	1.4%
Depreciation and amortization of property, equipment, and leasehold improvements	11,749	9,371	2,378	25.4%

Total operating expenses	$325,878	$275,112	$50,766	18.5%

Operating expenses were $325.9 million for the six months ended June 30, 2014, an increase of $50.8 million, or 18.5%, compared to $275.1 million for the six months ended June 30, 2013.

During the six months ended June 30, 2014, compensation and benefits costs were $205.1 million, an increase of $27.7 million, or 15.6%, compared to $177.4 million for the six months ended June 30, 2013, primarily driven by an increase in overall headcount.

Non-compensation expenses for the six months ended June 30, 2014 were $86.3 million, an increase of $20.3 million, or 30.8%, compared to $66.0 million for the six months ended June 30, 2013, reflecting increases in professional services, information technology, occupancy, recruiting, marketing and market data fees.

Cost of Services

For the six months ended June 30, 2014, total cost of services increased 12.8% to $152.2 million compared to $135.0 million for the six months ended June 30, 2013. Compensation and benefits expenses for the six months ended June 30, 2014 increased $11.9 million to $113.0 million compared to $101.1 million for the six months ended June 30, 2013. The increase in compensation and benefits expenses was primarily impacted by increased staffing levels and increased compensation and benefits related to current staff.

Non-compensation expenses for the six months ended June 30, 2014 increased $5.4 million to $39.3 million compared to $33.9 million for the six months ended June 30, 2013. The increase was primarily driven by higher costs related to occupancy, market data, information technology and professional services.

Selling, General and Administrative

For the six months ended June 30, 2014, SG&A was $139.2 million, an increase of $30.8 million, or 28.4%, compared to $108.4 million for the six months ended June 30, 2013. Compensation and benefits expenses increased $15.8 million to $92.1 million for the six months ended June 30, 2014 compared to $76.3 million for the six months ended June 30, 2013. The increase in compensation and benefits expenses was primarily impacted by increased staffing levels and increased compensation and benefits related to current staff.

Non-compensation expenses for the six months ended June 30, 2014 increased 46.7% to $47.0 million compared to $32.1 million for the six months ended June 30, 2013. The increase was primarily driven by higher costs related to professional services, information technology, recruiting and marketing.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled $22.7 million and $22.4 million for the six months ended June 30, 2014 and 2013, respectively.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment, and leasehold improvements totaled $11.7 million and $9.4 million for the six months ended June 30, 2014 and 2013, respectively. The increase was related to higher depreciation associated with continued investment in information technology infrastructure.

Other Expense (Income), Net

Other expense (income), net for the six months ended June 30, 2014 was $10.4 million, a decrease of 29.0% compared to $14.7 million for the six months ended June 30, 2013, primarily driven by lower interest rates and lower average outstanding principal on our debt.

Provision for Income Taxes

The provision for income tax expense for the six months ended June 30, 2014 was $53.7 million, an increase of $4.7 million, or 9.5%, compared to $49.0 million for the six months ended June 30, 2013. These amounts reflect effective tax rates of 34.0% and 31.0% for the six months ended June 30, 2014 and 2013, respectively. Excluding $2.7 million of benefit related to state taxes and the release of reserves, the effective tax rate was 35.8% for the six months ended June 30, 2014.

Income from Discontinued Operations, Net of Income Taxes

Income from discontinued operations, net of income taxes was $84.1 million for the six months ended June 30, 2014 compared to $10.9 million for six months ended June 30, 2013. The six months ended June 30, 2014 included a net gain of $78.7 million resulting from the disposition of ISS.

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

Liquidity and Capital Resources

On June 1, 2010, we entered into the 2010 Credit Facility. On March 14, 2011, we completed the repricing of the 2010 Credit Facility pursuant to Amendment No. 2 to the 2010 Credit Facility. On May 4, 2012, we entered into the Amended and Restated Credit Facility. The Amended and Restated Credit Facility provides for the incurrence of the 2012 Term Loan in an aggregate amount of $880.0 million and the 2012 Revolving Credit Facility in an aggregate amount of $100.0 million. The Amended and Restated Credit Facility also amended certain negative covenants, including financial covenants.

In March 2013, we made a $15.0 million prepayment on the 2012 Term Loan.

On December 12, 2013, we entered into the New Amended and Restated Credit Facility. We also amended the amortization schedule of required debt payments under the 2012 Term Loan. Pursuant to the New Amended and Restated Credit Facility, we are required to repay $5.1 million in quarterly payments over the first two years and $10.1 million in quarterly payments over the following three years, with the exception of the final payment in December 2018, which will be $658.1 million (assuming no further prepayments).

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

The effective combined rate on our debt was 2.30% at June 30, 2014.

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

The New Amended and Restated Credit Facility contains affirmative and restrictive covenants that, among other things, limit our ability and the ability of our existing or future subsidiaries to:

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

The New Amended and Restated Credit Facility also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the New Amended and Restated Credit Facility: (1) the maximum Consolidated Leverage Ratio (as defined in the New Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed 3.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the New Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall be at least 5.00:1.00. As of June 30, 2014, our Consolidated Leverage Ratio (as defined in the New Amended and Restated Credit Facility) was 1.88:1.00 and our Consolidated Interest Coverage Ratio (as defined in the New Amended and Restated Credit Facility) was 21.90:1.00.

On February 6, 2014, we entered into a new ASR agreement to initiate share repurchases aggregating $100.0 million. As a result, we received 1.7 million shares on February 7, 2014 and 0.6 million shares on May 5, 2014 for a combined average purchase price of $43.10 per share.

Cash Flows

Cash and cash equivalents

	As of
	June 30, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$683,239	$358,434

Cash and cash equivalents were $683.2 million and $358.4 million as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, $71.4 million and $95.6 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws.

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

Cash provided by (used in) operating, investing and financing activities

	For the Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash provided by operating activities	$94,052	$156,676
Cash provided by investing activities	340,855	39,141
Cash used in financing activities	(110,849)	(38,357)
Effect of exchange rates on cash and cash equivalents	747	(6,068)

Net increase in cash and cash equivalents	$324,805	$151,392

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $94.1 million and $156.7 million for the six months ended June 30, 2014 and 2013, respectively. The year-over-year decrease reflects increased expenses and a related increase in cash payments as well as increased payments for income taxes.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash provided by investing activities was $340.9 million for the six months ended June 30, 2014 compared to $39.1 million for the six months ended June 30, 2013. The year-over-year increase in cash provided by investing activities primarily reflects net cash inflows resulting from the disposition of ISS during the six months ended June 30, 2014. Partially offsetting this were the final cash inflows from the maturation of short-term investments in the six months ended June 30, 2013. In the six months ended June 30, 2013 we began investing excess cash in money market funds and other similar cash equivalents rather than U.S. Treasury securities and other short-term investments as we had in prior periods.

Cash flows from financing activities

Cash used in financing activities was $110.8 million and $38.4 million for the six months ended June 30, 2014 and 2013, respectively. The year-over-year change primarily reflects higher purchases of treasury shares, partially offset by lower repayments on our debt.

Balance Sheet Items

Total current assets increased 61.3% to $1,006.9 million as of June 30, 2014 from $624.3 million as of December 31, 2013. The increase was primarily driven by an increase in cash resulting from the disposition of ISS during the six months ended June 30, 2014. Total current liabilities decreased 5.5% to $475.5 million as of June 30, 2014 from $503.0 million as of December 31, 2013. The decrease was primarily driven by a decrease in accrued compensation and benefits, partially offset by an increase in other accrued liabilities.

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

Revenues from index-linked investment products represented approximately $85.0 million, or 17.2%, and $73.5 million, or 14.4%, of our total revenues for the six months ended June 30, 2014 and 2013, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a large majority of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the six months ended June 30, 2014 and 2013, approximately 15.5% and 15.7% of our total revenues, respectively, were invoiced in currencies other than U.S. dollars. For the six months ended June 30, 2014, 53.8% of our foreign currency revenues were in Euros, 24.1% were in British pounds sterling and 11.5% were in Japanese yen. For the six months ended June 30, 2013, 55.0% of our foreign currency revenues were in Euros, 21.7% were in Japanese yen and 13.0% were in British pounds sterling.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $159.5 million, or 44.2%, and $137.9 million, or 42.8%, of our total operating costs for the six months ended June 30, 2014 and 2013, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Euros, Indian rupees, Swiss francs, Hungarian forints, Hong Kong dollars, and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with intercompany loans that are denominated in certain foreign currencies. As a result of these positions, we recognized total foreign currency exchange losses of $1.6 million for the six months ended June 30, 2014 and 2013. These amounts were recorded in “Other expense (income), net” in our Unaudited Condensed Consolidated Statements of Income.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $683.2 million at June 30, 2014 and $358.4 million at December 31, 2013, respectively. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the 2012 Term Loan bear interest at a rate equal to the sum of LIBOR and a margin of 2.25%, which margin will be subject to adjustment based on our leverage ratio. As of June 30, 2014, the 2012 Term Loan, as amended, bore interest at 2.40%. Assuming an average of $792.3 million of variable rate debt outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $7.9 million of additional interest rate expense.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2014, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended June 30, 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month #1 (April 1, 2014-April 30, 2014)	40,111	$41.72	—	$300,000,000

Month #2 (May 1, 2014-May 31, 2014)	603,680	$43.10	602,035	$300,000,000

Month #3 (June 1, 2014-June 30, 2014)	55	$44.41	—	$300,000,000

Total	643,846	$43.01	602,035	$300,000,000

(1)	Includes (i) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units and (ii) shares repurchased pursuant to the 2012 Repurchase Program. The value of the shares withheld were determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.
(2)	See Note 8, “Commitments And Contingencies” of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase programs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index has been filed as part of this report on page EX-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2014

MSCI INC. (Registrant)

By:	/s/ Robert Qutub
Robert Qutub Chief Financial Officer, Principal Financial Officer and Duly Authorized Signatory

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED JUNE 30, 2014

		3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

		3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

		11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 5 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*		15.1	Letter of awareness from PricewaterhouseCoopers LLP, dated August 6, 2014, concerning unaudited interim financial information

*		15.2	Letter of awareness from Deloitte & Touche LLP, dated August 6, 2014, concerning unaudited interim financial information

*		31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*		31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

*	*	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*		101.INS	XBRL Instance Document

*		101.SCH	XBRL Taxonomy Extension Schema Document

*		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*		101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*		101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

EX-1