Form 10-Q
period 2014-09-30
MSCI Inc.
filed 2014-10-30
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 24, 2014, there were 112,030,366 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

MSCI Inc. has a Corporate Governance webpage. You can access information about MSCI Inc.’s corporate governance at http://ir.msci.com/governance.cfm. MSCI Inc. posts the following documents, among others, on its Corporate Governance webpage:

•	Charters for MSCI Inc.’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee;

•	Corporate Governance Policies;

•	Procedures for Submission of Ethical Accounting-Related Complaints; and

•	Code of Ethics and Business Conduct.

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

WEBSITE AND SOCIAL MEDIA DISCLOSURE

MSCI Inc. uses its website and corporate Twitter account (@MSCI_Inc) as channels of distribution of company information. The information MSCI Inc. posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following MSCI Inc.’s press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about MSCI Inc. when you subscribe to the notification service available through MSCI Inc.’s website by visiting the “Email Alert Subscription” webpage at http://ir.msci.com/alerts.cfm?. The contents of MSCI Inc.’s website and social media channels are not, however, incorporated by reference into this report.

PART I

Item 1.	Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	As of
	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$448,193	$358,434
Accounts receivable (net of allowances of $789 and $1,280 at September 30, 2014 and December 31, 2013, respectively)	191,806	169,490
Deferred taxes	52,124	52,888
Prepaid taxes	35,027	14,568
Prepaid and other assets	31,439	28,890

Total current assets	758,589	624,270
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $93,011 and $75,371 at September 30, 2014 and December 31, 2013, respectively)	93,787	85,588
Goodwill	1,567,443	1,813,164
Intangible assets (net of accumulated amortization of $360,927 and $374,377 at September 30, 2014 and December 31, 2013, respectively)	445,034	595,707
Other non-current assets	15,426	17,386

Total assets	$2,880,279	$3,136,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,695	$1,198
Accrued compensation and related benefits	91,840	121,124
Other accrued liabilities	64,298	41,212
Current maturities of long-term debt	19,781	19,772
Deferred revenue	321,025	319,735

Total current liabilities	498,639	503,041
Long-term debt, net of current maturities	773,173	788,010
Deferred taxes	171,681	234,649
Other non-current liabilities	40,252	46,068

Total liabilities	1,483,745	1,571,768

Commitments and Contingencies (see Note 8)
Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 126,586,553 and 125,555,268 common shares issued and 112,027,156 and 118,083,111 common shares outstanding at September 30, 2014 and December 31, 2013, respectively)	1,266	1,256
Treasury shares, at cost (14,559,397 and 7,472,157 common shares held at September 30, 2014 and December 31, 2013, respectively)	(588,119)	(268,391)
Additional paid in capital	1,017,305	1,073,157
Retained earnings	978,358	758,975
Accumulated other comprehensive income (loss)	(12,276)	(650)

Total shareholders’ equity	1,396,534	1,564,347

Total liabilities and shareholders’ equity	$2,880,279	$3,136,115

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
	(unaudited)
Operating revenues	$251,661	$228,608	$745,575	$676,500
Operating expenses:
Cost of services	78,876	68,151	231,119	203,147
Selling, general and administrative	70,833	59,917	210,007	168,274
Amortization of intangible assets	11,574	11,193	34,286	33,581
Depreciation and amortization of property, equipment and leasehold improvements	6,342	5,443	18,091	14,814

Total operating expenses	167,625	144,704	493,503	419,816

Operating income	84,036	83,904	252,072	256,684

Interest income	(277)	(227)	(625)	(650)
Interest expense	5,604	5,828	16,029	19,343
Other expense (income)	(1,287)	563	(942)	2,157

Other expense (income), net	4,040	6,164	14,462	20,850

Income from continuing operations before provision for income taxes	79,996	77,740	237,610	235,834
Provision for income taxes	28,272	27,804	81,937	76,799

Income from continuing operations	51,724	49,936	155,673	159,035
Income (loss) from discontinued operations, net of income taxes	(10)	5,374	84,100	16,265

Net income	$51,714	$55,310	$239,773	$175,300

Earnings per basic common share:
Earnings per basic common share from continuing operations	$0.44	$0.42	$1.33	$1.32
Earnings per basic common share from discontinued operations	—	0.04	0.72	0.13

Earnings per basic common share	$0.44	$0.46	$2.05	$1.45

Earnings per diluted common share:
Earnings per diluted common share from continuing operations	$0.44	$0.42	$1.32	$1.31
Earnings per diluted common share from discontinued operations	—	0.04	0.71	0.13

Earnings per diluted common share	$0.44	$0.46	$2.03	$1.44

Weighted average shares outstanding used in computing earnings per share:
Basic	116,251	119,607	116,840	120,497

Diluted	117,163	120,578	117,803	121,446

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
Net income	$51,714	$55,310	$239,773	$175,300
Other comprehensive income (loss):
Foreign currency translation adjustments	(10,266)	6,522	(11,992)	(1,252)
Income tax effect	(502)	(2,519)	163	479

Foreign currency translation adjustments, net	(10,768)	4,003	(11,829)	(773)

Unrealized gains (losses) on cash flow hedges	—	197	—	1,364
Income tax effect	—	(77)	—	(524)

Unrealized gains (losses) on cash flow hedges, net	—	120	—	840

Unrealized gains (losses) on available-for-sale securities	—	—	—	(5)
Income tax effect	—	—	—	2

Unrealized gains (losses) on available-for-sale securities, net	—	—	—	(3)

Pension and other post-retirement adjustments	53	(68)	219	47
Income tax effect	(18)	17	(16)	(16)

Pension and other post-retirement adjustments, net	35	(51)	203	31

Other comprehensive income (loss), net of tax	(10,733)	4,072	(11,626)	95

Comprehensive income	$40,981	$59,382	$228,147	$175,395

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
Cash flows from operating activities
Net income	$239,773	$175,300
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	37,026	43,443
Stock-based compensation expense	20,116	19,150
Depreciation and amortization of property, equipment and leasehold improvements	18,310	16,260
Amortization of debt origination fees	1,328	2,179
Deferred taxes	996	(2,125)
Amortization of discount on long-term debt	359	699
Excess tax benefits from stock-based compensation	(3,197)	(1,766)
Gain on disposition of subsidiary, net of costs	(84,620)	—
Other non-cash adjustments	1,764	(748)
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(38,635)	(26,762)
Prepaid income taxes	(20,552)	(13,067)
Prepaid and other assets	(7,343)	(3,393)
Accounts payable	973	(2,017)
Deferred revenue	50,304	25,454
Accrued compensation and related benefits	(19,581)	(16,161)
Other accrued liabilities	6,552	3,147
Other	(1,954)	6,444

Net cash provided by operating activities	201,619	226,037

Cash flows from investing activities
Proceeds from redemption of short-term investments	—	70,900
Acquisitions, net of cash acquired	(14,880)	(23,268)
Dispositions, net of cash provided	362,811	—
Proceeds from the sale of capital equipment	8	29
Capitalized software development costs	(6,063)	(1,829)
Capital expenditures	(36,174)	(20,899)

Net cash provided by investing activities	305,702	24,933

Cash flows from financing activities
Repayment of long-term debt	(15,187)	(48,000)
Repurchase of treasury shares	(409,396)	(109,928)
Proceeds from exercise of stock options	9,009	9,308
Excess tax benefits from stock-based compensation	3,197	1,766

Net cash used in financing activities	(412,377)	(146,854)

Effect of exchange rate changes	(5,185)	(3,675)

Net increase in cash and cash equivalents	89,759	100,441
Cash and cash equivalents, beginning of period	358,434	183,309

Cash and cash equivalents, end of period	448,193	283,750

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,387	$15,099

Cash paid for income taxes	$101,421	$99,642

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$3,929	$5,219

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

On March 17, 2014, MSCI entered into a definitive agreement to sell Institutional Shareholder Services Inc. (“ISS”). As a result, the Company reported the operating results of ISS in “Income from discontinued operations, net of income taxes” in the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013. As a result of this change, the Company now operates as one segment. Unless otherwise indicated, the disclosures accompanying these unaudited condensed consolidated financial statements reflect the Company’s continuing operations.

The Company completed the sale of ISS on April 30, 2014. See Note 3, “Dispositions and Discontinued Operations,” for further details.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI Inc. and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of September 30, 2014 and December 31, 2013, the results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited condensed consolidated financial statement information as of December 31, 2013 has been derived from the 2013 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

	(in thousands)
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

Concentrations

Financial instruments that may potentially subject the Company to concentration risk consist principally of cash deposits. At September 30, 2014 and December 31, 2013, cash and cash equivalent amounts were $448.2 million and $358.4 million, respectively. The Company receives interest at prevailing money market fund rates on its cash deposits.

For the nine months ended September 30, 2014, BlackRock, Inc. accounted for 10.6% of the Company’s operating revenues. For the nine months ended September 30, 2013, no single customer accounted for 10.0% or more of the Company’s operating revenues.

2. RECENT ACCOUNTING STANDARDS UPDATES

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” or ASU 2013-11. The amendments in this update require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under a few limited circumstances. The amendments in this update do not require new recurring disclosures. This new guidance has been applied prospectively for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

The sale of ISS was completed on April 30, 2014 for $367.4 million. The value of the assets and liabilities of ISS that were disposed, directly attributable transaction costs and the resulting gain on disposal that has been reported in “Income from discontinued operations, net of income taxes” for the three and nine months ended September 30, 2014 are as follows:

(in thousands)
Cash proceeds	$367,355
Less: Working capital adjustments	(311)

Total proceeds	367,044
Less assets sold and liabilities relieved resulting from disposal:
Cash and cash equivalents	(4,544)
Accounts receivable	(15,765)
Deferred taxes (current)	(3,174)
Prepaid taxes	(617)
Prepaid and other assets	(4,500)
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $4,213)	(8,544)
Goodwill	(254,233)
Intangible assets (net of accumulated amortization of $50,283)	(121,269)
Other non-current assets	(1,645)
Accounts payable	574
Accrued compensation and related benefits	6,783
Other accrued liabilities	4,034
Deferred revenue	51,767
Deferred taxes (non-current)	59,129
Other non-current liabilities	5,576
Other comprehensive income including currency translation adjustments and pension and other post-retirement adjustments	4,004

Net assets sold	(282,424)
Less: Transaction costs	(5,946)

Gain on sale of ISS	$78,674

Income (loss) from discontinued operations. Amounts associated with discontinued operations reflected in the Unaudited Condensed Consolidated Statements of Income for the three months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Revenue from discontinued operations	$—	$29,630

Income (loss) from discontinued operations before provision (benefit) for income taxes	$(110)	$8,507
Provision (benefit) for income taxes	(100)	3,133

Income (loss) from discontinued operations, net of income taxes	$(10)	$5,374

Amounts associated with discontinued operations reflected in the Unaudited Condensed Consolidated Statements of Income for the nine months ended September 30, 2014 and 2013 are as follows:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Revenue from discontinued operations	$43,122	$91,545

Income from discontinued operations before provision for income taxes	$86,254	$25,223
Provision for income taxes	2,154	8,958

Income from discontinued operations, net of income taxes	$84,100	$16,265

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

4. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As required by FASB’s ASC Subtopic 220-10, “Comprehensive Income—Overall,” the following tables present the amounts reclassified from Accumulated other comprehensive income (loss) by the respective line item in the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)(1)

(in thousands)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Unaudited Condensed Consolidated Statements of Income
	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013
Unrealized losses on cash flow hedges Interest rate contracts	$—	$(197)	Interest expense
	—	77	Tax benefit

	$—	$(120)	Net of tax

Unrealized gains on available-for-sale securities
Short-term investments	$—	$—	Interest income
	—	—	Tax expense

	$—	$—	Net of tax

Defined benefit pension plans
Amount recognized as a component of net periodic benefit expense for curtailments and settlements	$—	$—	(2)
	—	—	Tax expense

	$—	$—	Net of tax

Foreign currency translation adjustment	$—	$—	(2)

Total reclassifications for the period, net of tax	$—	$(120)

(1)	Amounts in parentheses indicate expenses or losses moved to the Unaudited Condensed Consolidated Statements of Income.
(2)	These accumulated other comprehensive income components were reclassified to “Income from discontinued operations, net of taxes” as part of the gain on the disposition of ISS.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)(1)

(in thousands)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Unaudited Condensed Consolidated Statements of Income
	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Unrealized losses on cash flow hedges Interest rate contracts	$—	$(1,364)	Interest expense
	—	524	Tax benefit

	$—	$(840)	Net of tax

Unrealized gains on available-for-sale securities
Short-term investments	$—	$5	Interest income
	—	(2)	Tax expense

	$—	$3	Net of tax

Defined benefit pension plans
Amount recognized as a component of net periodic benefit expense for curtailments and settlements	$(186)	$—	(2)
	6	—	Tax expense

	$(180)	$—	Net of tax

Foreign currency translation adjustment	$4,184	$—	(2)

Total reclassifications for the period, net of tax	$4,004	$(837)

(1)	Amounts in parentheses indicate expenses or losses moved to the Unaudited Condensed Consolidated Statements of Income.
(2)	These accumulated other comprehensive income components were reclassified to “Income from discontinued operations, net of taxes” as part of the gain on the disposition of ISS.

5. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 104,494 and 104,346 stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2014, respectively, because of their anti-dilutive effect. There were 1,133 and 453 anti-dilutive securities excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2013, respectively.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(in thousands, except per share data)
Income from continuing operations, net of income taxes	$51,724	$49,936	$155,673	$159,035
Income (loss) from discontinued operations, net of income taxes	(10)	5,374	84,100	16,265

Net income	$51,714	$55,310	$239,773	$175,300
Less: Allocations of earnings to unvested restricted stock units (1)	(69)	(211)	(320)	(668)

Earnings available to MSCI common shareholders	$51,645	$55,099	$239,453	$174,632

Basic weighted average common shares outstanding	116,251	119,607	116,840	120,497

Effect of dilutive securities:
Stock options and restricted stock units	912	971	963	949

Diluted weighted average common shares outstanding	117,163	120,578	117,803	121,446

Earnings per basic common share from continuing operations	$0.44	$0.42	$1.33	$1.32
Earnings per basic common share from discontinued operations	—	0.04	0.72	0.13

Earnings per basic common share	$0.44	$0.46	$2.05	$1.45

Earnings per diluted common share from continuing operations	$0.44	$0.42	$1.32	$1.31
Earnings per diluted common share from discontinued operations	—	0.04	0.71	0.13

Earnings per diluted common share	$0.44	$0.46	$2.03	$1.44

(1)	Restricted stock units granted to employees prior to 2013 and all restricted stock units granted to independent directors of the Company have a right to participate in all of the earnings of the Company in the computation of basic EPS and, therefore, these restricted stock units are not included as incremental shares in the diluted EPS computation.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at September 30, 2014 and December 31, 2013 consisted of the following:

	As of
Type	September 30, 2014(1)	December 31, 2013
	(in thousands)
Computer & related equipment	$112,185	$86,384
Furniture & fixtures	9,734	9,108
Leasehold improvements	54,277	52,776
Work-in-process	10,602	12,691

Subtotal	186,798	160,959
Accumulated depreciation and amortization	(93,011)	(75,371)

Property, equipment and leasehold improvements, net	$93,787	$85,588

(1)	Property, equipment and leasehold improvements as of September 30, 2014 reflects the disposition and addition of property, equipment and leasehold improvements associated with the sale of ISS and acquisition of Governance Holdings Co. (“GMI Ratings”), respectively. See Note 3, “Dispositions and Discontinued Operations,” and Note 11, “Acquisitions,” for additional information.

Depreciation and amortization expense of property, equipment and leasehold improvements was $6.3 million and $5.4 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $18.1 million and $14.8 million for the nine months ended September 30, 2014 and 2013, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company carries goodwill reflected in the table below:

Goodwill
(in thousands)
Goodwill at December 31, 2013	$1,813,164
Changes to goodwill(1)	(244,288)
Foreign exchange translation adjustment	(1,433)

Goodwill at September 30, 2014	$1,567,443

(1)	Changes to goodwill reflect the disposition and addition of goodwill associated with the sale of ISS and acquisition of GMI Ratings, respectively. See Note 3, “Dispositions and Discontinued Operations,” and Note 11, “Acquisitions,” for additional information.

Intangible Assets

Amortization expense related to intangible assets for the three months ended September 30, 2014 and 2013 was $11.6 million and $11.2 million, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2014 and 2013 was $34.3 million and $33.6 million, respectively.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

	As of
(in thousands)	September 30, 2014(1)	December 31, 2013
Gross intangible assets:
Customer relationships	$360,835	$478,735
Trademarks/trade names	223,382	257,282
Technology/software	191,540	199,778
Proprietary process	—	3,800
Proprietary data	28,627	28,527
Covenants not to compete	900	—

Subtotal	805,284	968,122
Foreign exchange translation adjustment	677	1,962

Total gross intangible assets	$805,961	$970,084

Accumulated amortization:
Customer relationships	$(112,986)	$(125,359)
Trademarks/trade names	(78,548)	(75,696)
Technology/software	(165,220)	(168,481)
Proprietary process	—	(2,269)
Proprietary data	(4,043)	(2,326)
Covenants not to compete	(75)	—

Subtotal	(360,872)	(374,131)
Foreign exchange translation adjustment	(55)	(246)

Total accumulated amortization	$(360,927)	$(374,377)

Net intangible assets:
Customer relationships	$247,849	$353,376
Trademarks/trade names	144,834	181,586
Technology/software	26,320	31,297
Proprietary process	—	1,531
Proprietary data	24,584	26,201
Covenants not to compete	825	—

Subtotal	444,412	593,991
Foreign exchange translation adjustment	622	1,716

Total net intangible assets	$445,034	$595,707

(1)	Intangible assets and the associated accumulated amortization as of September 30, 2014 reflect the disposition and addition of intangible assets associated with the sale of ISS and acquisition of GMI Ratings, respectively. See Note 3, “Dispositions and Discontinued Operations,” and Note 11, “Acquisitions,” for additional information.

The estimated amortization expense for the remainder of 2014 and succeeding years is presented below:

Fiscal Year	Amortization Expense
(in thousands)
Remainder 2014	$11,647
2015	46,929
2016	46,413
2017	41,186
2018	38,436
Thereafter	260,423

Total	$445,034

8. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended September 30, 2014 and 2013 was $6.3 million and $6.1 million, respectively. Rent expense for the nine months ended September 30, 2014 and 2013 was $19.7 million and $17.6 million, respectively.

Return of capital. On December 13, 2012, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock beginning immediately and continuing through December 31, 2014 (the “2012 Repurchase Program”).

On December 13, 2012, as part of the 2012 Repurchase Program, the Company entered into its first accelerated share repurchase (“ASR”) agreement to initiate a repurchase aggregating $100.0 million (the “December 2012 ASR Program”). As a result of the December 2012 ASR Program, the Company received 2.2 million shares on December 14, 2012 and 0.8 million shares on July 31, 2013 for a combined average purchase price of $33.47 per share.

On August 1, 2013, MSCI entered into a second ASR agreement to initiate share repurchases aggregating $100.0 million (the “August 2013 ASR Program”). As a result of the August 2013 ASR Program, the Company received 1.9 million shares on August 2, 2013 and 0.5 million shares on December 30, 2013 for a combined average purchase price of $41.06 per share.

On February 6, 2014, MSCI utilized the remaining repurchase authorization provided by the 2012 Repurchase Program by entering into a third ASR agreement to initiate share repurchases aggregating $100.0 million (the “February 2014 ASR Program”). As a result of the February 2014 ASR Program, the Company received 1.7 million shares on February 7, 2014 and 0.6 million shares on May 5, 2014 for a combined average purchase price of $43.10 per share.

On February 4, 2014, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock which will be available from time to time at management’s discretion (the “2014 Repurchase Program”). On September 17, 2014, the Board of Directors increased the approval under the 2014 Repurchase Program from $300.0 million to $850.0 million. Share repurchases made pursuant to the authority remaining under the 2014 Repurchase Program may take place through December 31, 2016 in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended, terminated or extended by the Board of Directors at any time without prior notice.

On September 18, 2014, as part of the 2014 Repurchase Program, the Company entered into a fourth ASR agreement to initiate share repurchases aggregating $300.0 million (the “September 2014 ASR Program”). As a result of the September 2014 ASR Program, on September 19, 2014, the Company paid $300.0 million in cash and received approximately 4.5 million shares of MSCI’s common stock. The Company may also receive additional shares at or prior to maturity of the ASR Agreement in May 2015.

The $300.0 million payment for the September 2014 ASR Program was initially split and recorded as a $210.0 million increase to “Treasury stock” and a $90.0 million decrease to “Additional paid in capital” on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition to reflect the initial estimate of the value of shares received.

On September 17, 2014, the Board of Directors approved a plan to initiate a regular quarterly cash dividend. Accordingly, the Board of Directors declared the Company’s first regular quarterly dividend of $0.18 per share of common stock that will be paid on October 31, 2014 to shareholders of record as of the close of trading on October 15, 2014. The Company expects the initial annual dividend rate to be $0.72 per share. As of September 30, 2014, the Company accrued for the declared cash dividend of $20.4 million in “Other accrued liabilities” on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition which will be paid on October 31, 2014.

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

In March 2013, the Company made a $15.0 million prepayment on the 2012 Term Loan.

On December 12, 2013, the Company entered into an agreement that extended the maturity of the Amended and Restated Credit Facility from May 2017 to December 2018 (the “New Amended and Restated Credit Facility”). The Company also amended the amortization schedule of required debt payments under the 2012 Term Loan. Pursuant to the New Amended and Restated Credit Facility, the Company is required to repay $5.1 million in quarterly payments over the first two years and $10.1 million in quarterly payments over the following three years, with the exception of the final payment in December 2018, which will be $658.1 million (assuming no further prepayments). As of September 30, 2014, no such prepayments have been made.

The 2012 Term Loan bears interest equal to LIBOR plus a margin. As of September 30, 2014, the 2012 Term Loan bore interest at LIBOR plus a margin of 2.25%, or 2.40%.

Current maturities of long-term debt at September 30, 2014 were $19.8 million, net of a $0.5 million discount. Long-term debt, net of current maturities at September 30, 2014 was $773.2 million, net of a $1.4 million discount.

Current maturities of long-term debt at December 31, 2013 were $19.8 million, net of a $0.5 million discount. Long-term debt, net of current maturities at December 31, 2013 was $788.0 million, net of a $1.7 million discount.

In connection with entering into the New Amended and Restated Credit Facility, certain fees were paid and are being amortized over the life of the New Amended and Restated Credit Facility. At September 30, 2014, $7.0 million of the deferred financing fees remain unamortized, $1.7 million of which is included in “Prepaid and other assets” and $5.3 million of which is included in “Other non-current assets” on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition.

The Company amortized $0.4 million and $0.7 million of deferred financing fees in interest expense during the three months ended September 30, 2014 and 2013, respectively. The Company amortized $1.3 million and $2.2 million of deferred financing fees in interest expense during the nine months ended September 30, 2014 and 2013, respectively. Approximately $0.1 million and $0.2 million of debt discount was amortized in interest expense during the three months ended September 30, 2014 and 2013, respectively. Approximately $0.4 million and $0.7 million of debt discount were amortized in interest expense during the nine months ended September 30, 2014 and 2013, respectively.

At September 30, 2014 and December 31, 2013, the fair market value of the Company’s debt obligations was $782.9 million and $812.0 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value and represents Level 2 valuations. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

As of September 30, 2014, the Company’s retained earnings of $978.4 million were restricted as to the payments of dividends. As outlined in the New Amended and Restated Credit Facility, the Company cannot pay or declare any dividends except out of amounts available for restricted payments. As of September 30, 2014, the amount available for restricted payments was $161.6 million, after taking into account dividends declared, reflecting the Company’s cumulative retained excess cash flows (“CRECF”), as defined in the New Amended and Restated Credit Facility, through December 31, 2013 and adjusted for, among other things, any restricted payments made during the nine months ended September 30, 2014. To the extent the CRECF is utilized for other actions restricted under the New Amended and Restated Credit Facility, including stock repurchases, the amount available for restricted payments will be reduced.

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

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements, but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2014, the Company had one outstanding foreign currency forward with a notional amount of $12.0 million that was not designated as a hedge in a qualifying hedging relationship.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition:

(in thousands)	Location in the Unaudited Condensed Consolidated Statements of Financial Condition	As of September 30, 2014	As of December 31, 2013
Non-designated hedging instruments:
Liability derivatives:
Foreign exchange contracts	Other accrued liabilities	$(236)	$(156)

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

The following tables present the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition and Unaudited Condensed Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30,
		2014	2013
Foreign exchange contracts	Other expense	$(258)	$(1,472)

Derivatives Not Designated as Hedging Instruments (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30,
		2014	2013
Foreign exchange contracts	Other expense	$(825)	$(185)

9. INCOME TAXES

The Company’s provision for income taxes was $81.9 million and $76.8 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts reflect effective tax rates of 34.5% and 32.6% for the nine months ended September 30, 2014 and 2013, respectively.

The effective tax rate of 34.5% for the nine months ended September 30, 2014 reflects the Company’s estimate of the effective tax rate for the period and is impacted by certain discrete items totaling $3.4 million related to state taxes, the release of reserves associated with certain IRS examinations and certain federal and foreign discrete items related to the filing of related tax returns, the effect of which was to decrease the Company’s effective tax rate by 1.4 percentage points. The effective tax rate of 32.6% for the nine months ended September 30, 2013 reflects the Company’s estimate of the effective tax rate for the period and is impacted by certain discrete items totaling $3.5 million, the effect of which was to decrease the Company’s effective tax rate by 1.5 percentage points.

The Company is under examination by the Internal Revenue Service and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years currently under examination vary by jurisdiction but include years ranging from 2005 through 2013. As a result of having previously been a member of the Morgan Stanley consolidated group, the Company may have future settlements with Morgan Stanley related to the ultimate disposition of their New York State and New York City examination relating to the tax years 2007 through 2008 and their IRS examination relating to the tax years 2006 through 2008. The Company does not believe it has any material exposure to the New York State and New York City examination. Additionally, the Company believes it has adequate reserves for any tax issues that may arise out of the IRS examination relating to the tax years 2006 through 2008 and therefore does not believe any related settlement with Morgan Stanley will have a material impact.

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

10. SEGMENT INFORMATION

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

MSCI operated as two segments in the year ended December 31, 2013, the Performance and Risk business and the Governance business. These designations were made as the discrete operating results of these segments were reviewed by the Company’s CODM for purposes of making operating decisions and assessing financial performance.

On March 17, 2014, MSCI entered into a definitive agreement to sell ISS, which, together with the previously disposed of CFRA product line, made up the Company’s Governance segment and are now reflected in “Income from discontinued operations, net of income taxes” in the Unaudited Condensed Consolidated Statements of Income. The Company completed the sale of ISS on April 30, 2014. As a result, the Company now operates and reports as a single business segment (see Note 3, “Dispositions and Discontinued Operations,” for further details).

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues
Americas:
United States	$118,721	$104,917	$347,779	$308,341
Other	9,171	8,993	27,961	24,529

Total Americas	127,892	113,910	375,740	332,870

EMEA:
United Kingdom	40,104	35,758	115,961	103,485
Other	52,067	49,418	160,695	152,826

Total EMEA	92,171	85,176	276,656	256,311

Asia & Australia:
Japan	11,573	11,919	35,385	35,156
Other	20,025	17,603	57,794	52,163

Total Asia & Australia	31,598	29,522	93,179	87,319

Total	$251,661	$228,608	$745,575	$676,500

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	September 30, 2014(1)	December 31, 2013
	(in thousands)
Long-lived assets
Americas:
United States	$1,953,113	$2,338,124
Other	3,719	4,082

Total Americas	1,956,832	2,342,206

EMEA:
United Kingdom	126,749	133,411
Other	11,933	11,871

Total EMEA	138,682	145,282

Asia & Australia:
Japan	987	1,543
Other	9,763	5,428

Total Asia & Australia	10,750	6,971

Total	$2,106,264	$2,494,459

(1)	Long-lived assets as of September 30, 2014 reflect the disposition and addition of long-lived assets with the sale of ISS and acquisition of GMI Ratings, respectively. See Note 3, “Dispositions and Discontinued Operations,” and Note 11, “Acquisitions,” for additional information.

11. ACQUISITIONS

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

Acquisition of GMI Ratings

On August 11, 2014, the Company completed the acquisition of GMI Ratings for $15.5 million through its subsidiary MSCI ESG Research Inc., subject to final working capital adjustments. GMI Ratings is a provider of corporate governance research and ratings on over 6,000 companies worldwide. Clients of GMI Ratings include leading institutional investors, banks, insurers, auditors, regulators and corporations seeking to incorporate ESG factors into risk assessment and decision-making.

As of September 30, 2014, the preliminary purchase price allocations for the GMI Ratings acquisition were $9.9 million for goodwill, $3.6 million for identifiable intangible assets, $8.1 million for assets other than identifiable intangible assets and $6.1 million for other liabilities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and its subsidiaries as of September 30, 2014, and the related condensed consolidated statements of income and of comprehensive income for the three and nine-month periods ended September 30, 2014 and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2014. These interim financial statements are the responsibility of the Company’s management.

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

New York, New York
October 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.:

We have reviewed the accompanying condensed consolidated statements of income and comprehensive income of MSCI Inc. and subsidiaries (the “Company”) for the three and nine-month periods ended September 30, 2013 and the related condensed consolidated statements of cash flows for the nine-month period ended September 30, 2013. These interim financial statements are the responsibility of the Company’s management. We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of MSCI Inc. and subsidiaries as of December 31, 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the fiscal year then ended prior to retrospective adjustment for the change in discontinued operations discussed in Note 3 to the interim financial information and the revision discussed in Note 1 to the interim financial information (not presented herein); and in our report dated February 28, 2014, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments discussed in Note 1 that were applied to revise the December 31, 2013 consolidated statement of financial condition of MSCI Inc. and subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated statement of financial condition in deriving the accompanying revised adjusted consolidated statement of financial condition as of December 31, 2013.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2014 (August 6, 2014 as to the effects of the revision as discussed in Note 1 and October 30, 2014 as to the effects of the discontinued operations as discussed in Note 3)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and audited condensed consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K for the fiscal year ended December 31, 2013.

Overview

We are a leading global provider of investment decision support tools, including indexes and portfolio risk and performance analytics. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), real estate, hedge funds and private wealth; financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants; and corporate clients. As of September 30, 2014, we had more than 6,750 clients across 86 countries. We had offices in 36 cities in 22 countries in order to help serve our diverse client base, with 50.4% of our revenue from clients in the Americas, 37.1% from clients in Europe, the Middle East and Africa (“EMEA”) and 12.5% from clients in Asia and Australia based on revenues for the nine months ended September 30, 2014.

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

The purpose of these investments is to maximize our medium-term revenue and operating income growth, while at the same time ensuring that we will remain a leading provider of investment decision support tools into the future. As a result, the rate of growth of our investments may from time to time exceed that of our revenues, which would slow the growth of, or even reduce, our operating profit. For example, for the nine months ended September 30, 2014, our revenues grew by 10.2% but our operating income decreased by 1.8% compared to the nine months ended September 30, 2013, due, in part, to increased investment in our business. While we anticipate that our increases in spending in areas such as sales, client service, information technology and product development will continue to exceed the rate of growth of our revenues, we expect the rate of growth of these expenses to be lower in 2015 than in 2014. We also believe these investments will result in higher operating income growth in 2015 and over the medium-term.

Changes in Presentation

On March 17, 2014, we entered into a definitive agreement to sell Institutional Shareholder Services Inc. (“ISS”) which, together with the previously disposed of CFRA product line, made up our Governance segment. As a result, we now operate as a single business segment and the operating results of ISS and the CFRA product line are reported as discontinued operations for all periods presented. Prior to March 31, 2014, we operated under two segments: the Performance and Risk business and the Governance business. Our Performance and Risk business is a leading global provider of investment decision support tools, including indexes and portfolio risk and performance analytics, credit analytics and environmental, social and governance (“ESG”) products. We completed the sale of ISS on April 30, 2014. Our Governance business was a leading provider of corporate governance products and services and specialized financial research and analysis services to institutional investors and corporations around the world.

In addition, for periods prior to March 31, 2014, we reported energy and commodity analytics products separately as its own product category for disclosures related to operating revenues, Run Rate and Aggregate and Core Retention Rates. Beginning with the three months ended March 31, 2014, we reported the results of energy and commodity analytics products as part of the risk management analytics product category, as we view the product offerings and customer base of the energy and commodities analytics products to be similar in nature to those in the risk management analytics product category. Prior periods have also been presented to reflect this change in categorization.

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

On December 12, 2013, we entered into an agreement that extended the maturity of the Amended and Restated Credit Facility from May 2017 to December 2018 (“New Amended and Restated Credit Facility”). We also amended the amortization schedule of required debt payments under the 2012 Term Loan. Pursuant to the New Amended and Restated Credit Facility, we are required to repay $5.1 million in quarterly payments over the first two years and $10.1 million in quarterly payments over the following three years, with the exception of the final payment in December 2018, which will be $658.1 million (assuming no further prepayments). As of September 30, 2014, no such prepayments have been made.

The 2012 Term Loan bears interest equal to LIBOR plus a margin. As of September 30, 2014, the 2012 Term Loan bore interest at LIBOR plus a margin of 2.25%, or 2.40%. This amendment has decreased the interest expense on our outstanding 2012 Term Loan and 2012 Revolving Credit Facility.

Share Repurchases

On December 13, 2012, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock beginning immediately and continuing through December 31, 2014 (the “2012 Repurchase Program”).

On December 13, 2012, as part of the 2012 Repurchase Program, we entered into our first accelerated share repurchase (“ASR”) agreement to initiate share repurchases aggregating $100.0 million (the “December 2012 ASR Program”). As a result of the December 2012 ASR Program, we received 2.2 million shares on December 14, 2012 and 0.8 million shares on July 31, 2013 for a combined average purchase price of $33.47 per share.

On August 1, 2013, we entered into a second ASR agreement to initiate share repurchases aggregating $100.0 million (the “August 2013 ASR Program”). As a result of the August 2013 ASR Program, we received 1.9 million shares on August 2, 2013 and 0.5 million shares on December 30, 2013 for a combined average purchase price of $41.06 per share.

On February 6, 2014, we utilized the remaining repurchase authorization provided by the 2012 Repurchase Program by entering into a third ASR agreement to initiate share repurchases aggregating $100.0 million (the “February 2014 ASR Program”). As a result of the February 2014 ASR Program, we received 1.7 million shares on February 7, 2014 and 0.6 million shares on May 5, 2014 for a combined average purchase price of $43.10 per share.

On February 4, 2014, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock which will be available from time to time at management’s discretion (the “2014 Repurchase Program”). On September 17, 2014, the Board of Directors increased the approval under the 2014 Repurchase Program from $300.0 million to $850.0 million. Share repurchases made pursuant to the authority remaining under the 2014 Repurchase Program may take place through December 31, 2016 in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended, terminated or extended by the Board of Directors at any time without prior notice.

On September 18, 2014, as part of the 2014 Repurchase Program, we entered into a fourth ASR agreement to initiate share repurchases aggregating $300.0 million (the “September 2014 ASR Program”). As a result of the September 2014 ASR Program, on September 19, 2014, we paid $300.0 million in cash and received approximately 4.5 million shares of MSCI’s common stock. The total number of shares to be repurchased will be based primarily on an arithmetic average of the volume-weighted average prices of our common stock on each trading day during the repurchase period. This average price will be capped such that only under limited circumstances will we be required to deliver shares or pay cash at settlement. We may also receive additional shares at or prior to maturity of the ASR Agreement in May 2015.

The effect of these share repurchase programs has decreased the weighted average shares used in calculating our basic and diluted earnings per share.

The discussion of our results of operations for the three and nine months ended September 30, 2014 and 2013 are presented below. The results of operations for interim periods may not be indicative of future results.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Results of Operations

The following table presents the results of operations for the periods indicated:

	Three Months Ended
	September 30,
	2014	2013	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$251,661	$228,608	$23,053	10.1%
Operating expenses:
Cost of services	78,876	68,151	10,725	15.7%
Selling, general and administrative	70,833	59,917	10,916	18.2%
Amortization of intangible assets	11,574	11,193	381	3.4%
Depreciation and amortization of property, equipment, and leasehold improvements	6,342	5,443	899	16.5%

Total operating expenses	167,625	144,704	22,921	15.8%

Operating income	84,036	83,904	132	0.2%
Other expense (income), net	4,040	6,164	(2,124)	(34.5%)

Income from continuing operations before provision for income taxes	79,996	77,740	2,256	2.9%
Provision for income taxes	28,272	27,804	468	1.7%

Income from continuing operations	51,724	49,936	1,788	3.6%
Income (loss) from discontinued operations, net of income taxes	(10)	5,374	(5,384)	n/m

Net income	$51,714	$55,310	$(3,596)	(6.5%)

Earnings per basic common share:
From continuing operations	$0.44	$0.42	$0.02	4.8%
From discontinued operations	—	0.04	(0.04)	n/m

Earnings per basic common share	$0.44	$0.46	$(0.02)	(4.3%)

Earnings per diluted common share:
From continuing operations	$0.44	$0.42	$0.02	4.8%
From discontinued operations	—	0.04	(0.04)	n/m

Earnings per diluted common share	$0.44	$0.46	$(0.02)	(4.3%)

Operating margin	33.4%	36.7%

n/m: not meaningful

Operating Revenues

Our revenues are grouped into the following three product and/or service categories:

•	Index and ESG

•	Risk management analytics

•	Portfolio management analytics

The following table summarizes revenue by product category for the periods indicated:

	Three Months Ended September 30,
	2014	2013	Increase/(Decrease)
		(in thousands)
Index and ESG:
Subscriptions	$101,757	$92,815	$8,942	9.6%
Asset-based fees	46,657	36,801	9,856	26.8%

Total index and ESG products	148,414	129,616	18,798	14.5%
Risk management analytics	76,978	72,779	4,199	5.8%
Portfolio management analytics	26,269	26,213	56	0.2%

Total operating revenues	$251,661	$228,608	$23,053	10.1%

Recurring subscriptions	$199,858	$189,175	$10,683	5.6%
Asset-based fees	46,657	36,801	9,856	26.8%
Non-recurring revenue	5,146	2,632	2,514	95.5%

Total operating revenues	$251,661	$228,608	$23,053	10.1%

Our index and ESG products primarily consist of equity and real estate index subscriptions, equity index asset-based fees products and ESG products. Our index and ESG products are used to benchmark investment performance, as a basis for index-linked investment products, the assessment of corporate management of ESG risks and opportunities, investment manager selection and investment research. We derive revenues from our index and ESG products through index data and ESG subscriptions, fees based on assets in investment products linked to our indexes and non-recurring licenses of our historical index data. Revenues related to index and ESG products increased $18.8 million, or 14.5%, to $148.4 million for the three months ended September 30, 2014 compared to $129.6 million for the three months ended September 30, 2013.

Subscription revenues from the index and ESG products increased 9.6% to $101.8 million for the three months ended September 30, 2014 compared to $92.8 million for the three months ended September 30, 2013. The increase was primarily driven by growth in revenues from our equity index benchmark and ESG products.

Asset-based fee revenues attributable to index and ESG products increased $9.9 million, or 26.8%, to $46.7 million for the three months ended September 30, 2014 compared to $36.8 million for the three months ended September 30, 2013. The increase was primarily driven by an increase of $99.7 billion, or 34.8%, in the average value of assets in ETFs linked to MSCI indexes and a growth in assets from non-ETF passive funds.

As of September 30, 2014, the value of assets in ETFs linked to MSCI indexes was $377.9 billion, representing an increase of $75.3 billion, or 24.9%, from $302.6 billion as of September 30, 2013. Of the $377.9 billion of assets in ETFs linked to MSCI indexes as of September 30, 2014, 51.1% were linked to non-U.S. developed market indexes, 26.7% were linked to emerging market indexes, 17.0% were linked to U.S. market indexes and 5.2% were linked to other global indexes.

The following table sets forth the value of assets in ETFs linked to MSCI indexes and the sequential change of such assets under management (“AUM”) as of the periods indicated:

	Period Ended
(in billions)	March 31, 2013		June 30, 2013		September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
AUM in ETFs linked to MSCI Indexes	$357.3		$269.7		$302.6	$332.9	$340.8	$378.7	$377.9

Sequential Change ($ in Billions)
Market Appreciation/(Depreciation)	$16.0		$(13.2)		$20.2	$10.9	$1.3	$15.2	$(17.2)
Cash Inflow/(Outflow)	(61.0	)(1)	(74.4	)(1)	12.7	19.4	6.6	22.7	16.4

Total Change	$(45.0)		$(87.6)		$32.9	$30.3	$7.9	$37.9	$(0.8)

Sources: Bloomberg and MSCI

(1)	Includes $82.8 billion and $74.8 billion of AUM related to certain Vanguard ETFs as of March 31, 2013 and June 30, 2013, respectively.

The following table sets forth the average value of assets in ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average
	2013				2014
(in billions)	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI Indexes	$369.0	$324.1	$286.2	$321.5	$330.8	$359.6	$385.9

Sources: Bloomberg and MSCI

The historical values of the assets in ETFs linked to our indexes as of the last day of the month and the monthly average balance can be found under the link “AUM in ETFs Linked to MSCI Indexes” on our website at http://ir.msci.com. This information is updated on the second U.S. business day of each month. Information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or any other report filed by us with the SEC.

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

Revenues related to risk management analytics products increased $4.2 million, or 5.8%, to $77.0 million for the three months ended September 30, 2014 compared to $72.8 million for the three months ended September 30, 2013. The increase in risk management analytics revenues was driven primarily by higher revenues from our RiskManager products, as well as from our HedgePlatform, BarraOne and InvestorForce products.

Our portfolio management analytics products consist of equity portfolio analytics tools and fixed income portfolio analytics tools. Revenues related to portfolio management analytics products increased $0.1 million, or 0.2%, to $26.3 million for the three months ended September 30, 2014 compared to $26.2 million for the three months ended September 30, 2013.

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

Because the Run Rate represents potential future revenues, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and non-recurring sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset-based fees, which may result from changes in certain investment products’ total expense ratios, market movements or from investment inflows into and outflows from investment products linked to our indexes;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;

•	price changes;

•	revenue recognition differences under U.S. GAAP, including timing of implementation and report deliveries;

•	fluctuations in foreign exchange rates; and

•	the impact of acquisitions and dispositions.

The following table sets forth the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
	September 30,	September 30,	June 30,	Year-Over- Year	Sequential
	2014	2013	2014	Comparison	Comparison
	(in thousands)
Run Rates
Index and ESG products:
Subscription	$405,434	$360,042	$393,848	12.6%	2.9%
Asset-based fees	177,774	146,979	176,554	21.0%	0.7%

Index and ESG products total	583,208	507,021	570,402	15.0%	2.2%
Risk management analytics	311,019	300,945	309,619	3.3%	0.5%
Portfolio management analytics	106,993	104,938	106,486	2.0%	0.5%

Total Run Rate	$1,001,220	$912,904	$986,507	9.7%	1.5%

Subscription total	$823,446	$765,925	$809,953	7.5%	1.7%
Asset-based fees total	177,774	146,979	176,554	21.0%	0.7%

Total Run Rate	$1,001,220	$912,904	$986,507	9.7%	1.5%

Total Run Rate grew by $88.3 million, or 9.7%, to $1,001.2 million as of September 30, 2014 compared to $912.9 million as of September 30, 2013. Total subscription Run Rate grew by $57.5 million, or 7.5%, to $823.4 million as of September 30, 2014 compared to $765.9 million as of September 30, 2013. The negative impact of changes in foreign currency was offset by the acquisition of Governance Holdings Co. (“GMI Ratings”), which contributed $7.5 million of Run Rate as of September 30, 2014.

Total index and ESG Run Rate grew by $76.2 million, or 15.0%, to $583.2 million as of September 30, 2014 compared to $507.0 million as of September 30, 2013. Subscription Run Rate from the index and ESG products grew by $45.4 million, or 12.6%, to $405.4 million at September 30, 2014 from $360.0 million at September 30, 2013, driven primarily by growth in our equity index benchmark and data products and aided by growth in our ESG and real estate products. The acquisition of GMI Ratings, together with the negative impact of foreign currency rate changes, had the effect of increasing the Subscription Run Rate from the index and ESG products by 1.5%.

Asset-based fee Run Rate from index and ESG products increased by $30.8 million, or 21.0%, to $177.8 million at September 30, 2014 from $147.0 million at September 30, 2013. The increase was primarily driven by higher inflows into ETFs linked to MSCI indexes.

As of September 30, 2014, AUM in ETFs linked to MSCI indexes were $377.9 billion, up $75.3 billion, or 24.9%, from September 30, 2013 and down $0.8 billion, or 0.2%, from June 30, 2014. During the three months ended September 30, 2014, MSCI-linked ETFs were impacted by market declines of $17.2 billion and net inflows of $16.4 billion. Since September 30, 2013, MSCI-linked ETFs were impacted by market increases of $10.2 billion and net inflows of $65.1 billion.

Risk management analytics products Run Rate increased $10.1 million, or 3.3%, to $311.0 million at September 30, 2014 compared to $300.9 million at September 30, 2013, primarily driven by growth from our RiskManager, InvestorForce and HedgePlatform products. Partially offsetting this growth was the negative impact of foreign currency rate changes, which had the effect of decreasing the risk management analytics products Run Rate by 1.5%.

Portfolio management analytics products Run Rate increased $2.1 million, or 2.0%, to $107.0 million at September 30, 2014 from $104.9 million at September 30, 2013. The increase was driven primarily by an increase in sales of analytics products and higher retention rates. Partially offsetting this growth was the negative impact of foreign currency rate changes, which had the effect of decreasing the portfolio management analytics products Run Rate by 1.4%.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated three months ended:

	September 30,	September 30,
	2014	2013
Index and ESG products	95.1%	94.7%
Risk management analytics	94.4%	91.7%
Portfolio management analytics	93.6%	89.1%
Total	94.6%	92.7%

The following table sets forth our Core Retention Rates by product category for the indicated three months ended:

	September 30,	September 30,
	2014	2013
Index and ESG products	95.2%	94.8%
Risk management analytics	94.6%	91.7%
Portfolio management analytics	94.8%	90.3%
Total	94.9%	92.9%

The Aggregate Retention Rates for a period are calculated by annualizing the cancellations for which we have received a notice of termination or for which we believe there is an intention to not renew during the period and we believe that such notice or intention evidences the client’s final decision to terminate or not renew the applicable agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the period. The Aggregate Retention Rate is computed on a product-by-product basis. Therefore, if a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction.

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

The following table shows operating expenses by each of the categories for the periods indicated:

	Three Months Ended
	September 30,
	2014	2013	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$59,546	$49,300	$10,246	20.8%
Non-compensation expenses	19,330	18,851	479	2.5%

Total cost of services	78,876	68,151	10,725	15.7%
Selling, general and administrative:
Compensation and benefits	46,342	40,534	5,808	14.3%
Non-compensation expenses	24,491	19,383	5,108	26.4%

Total selling, general and administrative	70,833	59,917	10,916	18.2%
Amortization of intangible assets	11,574	11,193	381	3.4%
Depreciation and amortization of property, equipment, and leasehold improvements	6,342	5,443	899	16.5%

Total operating expenses	$167,625	$144,704	$22,921	15.8%

Compensation and benefits	$105,888	$89,834	$16,054	17.9%
Non-compensation expenses	43,821	38,234	5,587	14.6%
Amortization of intangible assets	11,574	11,193	381	3.4%
Depreciation and amortization of property, equipment, and leasehold improvements	6,342	5,443	899	16.5%

Total operating expenses	$167,625	$144,704	$22,921	15.8%

Operating expenses were $167.6 million for the three months ended September 30, 2014, an increase of $22.9 million, or 15.8%, compared to $144.7 million for the three months ended September 30, 2013.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and typically have represented approximately 60% of total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased staffing levels along with increased compensation and benefits expenses for current staff. We had 2,876 and 2,480 employees not related to the ISS operations as of September 30, 2014 and 2013, respectively. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of September 30, 2014, 49.6% of our employees were located in emerging market centers compared to 44.7% of our employees who did not leave as part of the ISS disposition as of September 30, 2013.

During the three months ended September 30, 2014, compensation and benefits costs were $105.9 million, an increase of $16.1 million, or 17.9%, compared to $89.8 million for the three months ended September 30, 2013. The increase in compensation and benefits costs was driven primarily by an increase in overall headcount of 16.0%.

Non-compensation expenses for the three months ended September 30, 2014 increased $5.6 million, or 14.6%, to $43.8 million compared to $38.2 million for the three months ended September 30, 2013. The increase reflects higher costs related to professional services, information technology and occupancy, among other items.

Cost of Services

Cost of services includes costs related to our research, data management and production, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy costs, market data fees and information technology services. Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increased staffing levels and increased compensation and benefits for existing staff. For the three months ended September 30, 2014, total cost of services increased $10.7 million, or 15.7%, to $78.9 million compared to $68.2 million for the three months ended September 30, 2013.

Compensation and benefits expenses for the three months ended September 30, 2014 increased $10.2 million, or 20.8%, to $59.5 million compared to $49.3 million for the three months ended September 30, 2013. The increase in compensation and benefits expenses was primarily impacted by increased staffing levels and increased compensation and benefits related to current staff.

Non-compensation expenses for the three months ended September 30, 2014 increased 2.5% to $19.3 million compared to $18.9 million for the three months ended September 30, 2013. The increase was primarily driven by higher costs related to professional services, occupancy and information technology, among other items.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, third-party professional fees and information technology costs. For the three months ended September 30, 2014, SG&A increased $10.9 million, or 18.2%, to $70.8 million compared to $59.9 million for the three months ended September 30, 2013.

Compensation and benefits expenses increased 14.3% to $46.3 million for the three months ended September 30, 2014 compared to $40.5 million for the three months ended September 30, 2013. Similar to compensation and benefits expenses in cost of services, the increase was primarily impacted by increased staffing levels and increased compensation and benefits related to current staff.

Non-compensation expenses for the three months ended September 30, 2014 increased 26.4% to $24.5 million compared to $19.4 million for the three months ended September 30, 2013. The increase was primarily driven by higher costs related to professional services, information technology and recruiting, among other items.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to the intangible assets arising from the acquisitions of Barra, LLC in June 2004, RiskMetrics Group, LLC in June 2010, Measurisk, LLC in July 2010, IPD Group Limited in November 2012, Investor Force Holdings, Inc. in January 2013 and GMI Ratings in August 2014, as well as capitalized software development costs. Amortization of intangible assets expense totaled $11.6 million and $11.2 million for the three months ended September 30, 2014 and 2013, respectively.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements was $6.3 million and $5.4 million for the three months ended September 30, 2014 and 2013, respectively. The increase was related to higher depreciation associated with continued investment in information technology infrastructure.

Other Expense (Income), Net

Other expense (income), net for the three months ended September 30, 2014 was $4.0 million, a decrease of 34.5% compared to $6.2 million for the three months ended September 30, 2013, primarily driven by an increase in non-recurring income.

Provision For Income Taxes

The provision for income tax expense for the three months ended September 30, 2014 was $28.3 million, an increase of $0.5 million, or 1.7%, compared to $27.8 million for the three months ended September 30, 2013. These amounts reflect effective tax rates of 35.3% and 35.8% for the three months ended September 30, 2014 and 2013, respectively.

The provision for income tax expense for the three months ended September 30, 2014 included a benefit of $0.7 million related to certain federal and foreign discrete items related to the filing of related tax returns.

Income (loss) from Discontinued Operations, Net of Income Taxes

On April 30, 2014, MSCI completed the sale of ISS for cash consideration of $367.4 million, subject to final working capital adjustments. ISS, together with the previously sold CFRA product line, is reflected as discontinued operations in our unaudited condensed consolidated financial statements.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Results of Operations

The following table presents the results of operations for the periods indicated:

	Nine Months Ended
	September 30,
	2014	2013	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$745,575	$676,500	$69,075	10.2%
Operating expenses:
Cost of services	231,119	203,147	27,972	13.8%
Selling, general and administrative	210,007	168,274	41,733	24.8%
Amortization of intangible assets	34,286	33,581	705	2.1%
Depreciation and amortization of property, equipment, and leasehold improvements	18,091	14,814	3,277	22.1%

Total operating expenses	493,503	419,816	73,687	17.6%

Operating income	252,072	256,684	(4,612)	(1.8%)
Other expense (income), net	14,462	20,850	(6,388)	(30.6%)

Income from continuing operations before provision for income taxes	237,610	235,834	1,776	0.8%
Provision for income taxes	81,937	76,799	5,138	6.7%

Income from continuing operations	155,673	159,035	(3,362)	(2.1%)
Income from discontinued operations, net of income taxes	84,100	16,265	67,835	n/m

Net income	$239,773	$175,300	$64,473	36.8%

Earnings per basic common share:
From continuing operations	$1.33	$1.32	$0.01	0.8%
From discontinued operations	0.72	0.13	0.59	n/m

Earnings per basic common share	$2.05	$1.45	$0.60	41.4%

Earnings per diluted common share:
From continuing operations	$1.32	$1.31	$0.01	0.8%
From discontinued operations	0.71	0.13	0.58	n/m

Earnings per diluted common share	$2.03	$1.44	$0.59	41.0%

Operating margin	33.8%	37.9%

n/m: not meaningful

Operating Revenues

The following table summarizes the revenue by product category for the periods indicated:

	Nine Months Ended September 30,		Increase/
	2014	2013	(Decrease)
		(in thousands)
Index and ESG:
Subscriptions	$305,262	$272,903	$32,359	11.9%
Asset-based fees	131,652	110,286	21,366	19.4%

Total index and ESG products	436,914	383,189	53,725	14.0%
Risk management analytics	230,224	213,363	16,861	7.9%
Portfolio management analytics	78,437	79,948	(1,511)	(1.9%)

Total operating revenues	$745,575	$676,500	$69,075	10.2%

Recurring subscriptions	$600,095	$555,171	$44,924	8.1%
Asset-based fees	131,652	110,286	21,366	19.4%
Non-recurring revenue	13,828	11,043	2,785	25.2%

Total operating revenues	$745,575	$676,500	$69,075	10.2%

Total operating revenues for the nine months ended September 30, 2014 increased $69.1 million, or 10.2%, to $745.6 million compared to $676.5 million for the nine months ended September 30, 2013.

Revenues related to our index and ESG products increased $53.7 million, or 14.0%, to $436.9 million for the nine months ended September 30, 2014 compared to $383.2 million for the nine months ended September 30, 2013.

Subscription revenues from our index and ESG products were up $32.4 million, or 11.9%, to $305.3 million for the nine months ended September 30, 2014 compared to $272.9 million for the nine months ended September 30, 2013, driven primarily by growth in revenues from our equity index benchmark products.

Asset-based fee revenues attributable to our index and ESG products increased $21.4 million, or 19.4%, to $131.7 million for the nine months ended September 30, 2014 compared to $110.3 million for the nine months ended September 30, 2013. The increase was primarily driven by an increase of $32.5 billion, or 10.0%, in the average value of assets in ETFs linked to MSCI indexes and a growth in assets from non-ETF passive funds.

The following table sets forth the average value of assets in ETFs linked to MSCI indexes for the year-to-date periods indicated:

	Year-to-Date Average
	2013				2014
$ in Billions	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI Indexes	$369.0	$346.6	$326.4	$325.0	$330.8	$345.4	$358.9

Sources: Bloomberg and MSCI

Revenues related to risk management analytics products increased 7.9% to $230.2 million for the nine months ended September 30, 2014 compared to $213.4 million for the nine months ended September 30, 2013. The increase was primarily driven by higher revenues from our RiskManager products, as well as from our HedgePlatform, BarraOne and InvestorForce products.

Revenues related to portfolio management analytics products decreased 1.9% to $78.4 million for the nine months ended September 30, 2014 compared to $79.9 million for the nine months ended September 30, 2013. The decrease in revenues was the result of lower sales of our equity analytics products in prior periods, as well as lower revenues from our fixed income analytics products.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated nine months ended:

	September 30,	September 30,
	2014	2013
Index and ESG products	94.7%	94.6%
Risk management analytics	92.3%	92.4%
Portfolio management analytics	93.0%	85.9%
Total	93.6%	92.4%

The following table sets forth our Core Retention Rates by product category for the indicated nine months ended:

	September 30,	September 30,
	2014	2013
Index and ESG products	94.8%	94.7%
Risk management analytics	92.4%	92.7%
Portfolio management analytics	94.7%	86.9%
Total	93.8%	92.7%

Operating Expenses

The following table shows operating expenses by each of the categories for the periods indicated:

	Nine Months Ended
	September 30,
	2014	2013	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$172,496	$150,373	$22,123	14.7%
Non-compensation expenses	58,623	52,774	5,849	11.1%

Total cost of services	231,119	203,147	27,972	13.8%
Selling, general and administrative:
Compensation and benefits	138,490	116,835	21,655	18.5%
Non-compensation expenses	71,517	51,439	20,078	39.0%

Total selling, general and administrative	210,007	168,274	41,733	24.8%
Amortization of intangible assets	34,286	33,581	705	2.1%
Depreciation and amortization of property, equipment, and leasehold improvements	18,091	14,814	3,277	22.1%

Total operating expenses	$493,503	$419,816	$73,687	17.6%

Compensation and benefits	$310,986	$267,208	$43,778	16.4%
Non-compensation expenses	130,140	104,213	25,927	24.9%
Amortization of intangible assets	34,286	33,581	705	2.1%
Depreciation and amortization of property, equipment, and leasehold improvements	18,091	14,814	3,277	22.1%

Total operating expenses	$493,503	$419,816	$73,687	17.6%

Operating expenses were $493.5 million for the nine months ended September 30, 2014, an increase of $73.7 million, or 17.6%, compared to $419.8 million for the nine months ended September 30, 2013.

During the nine months ended September 30, 2014, compensation and benefits costs were $311.0 million, an increase of $43.8 million, or 16.4%, compared to $267.2 million for the nine months ended September 30, 2013, primarily driven by an increase in overall headcount.

Non-compensation expenses for the nine months ended September 30, 2014 were $130.1 million, an increase of $25.9 million, or 24.9%, compared to $104.2 million for the nine months ended September 30, 2013, reflecting increases in professional services, information technology and occupancy, among other items.

Cost of Services

For the nine months ended September 30, 2014, total cost of services increased $28.0 million, or 13.8%, to $231.1 million compared to $203.1 million for the nine months ended September 30, 2013. Compensation and benefits expenses for the nine months ended September 30, 2014 increased $22.1 million to $172.5 million compared to $150.4 million for the nine months ended September 30, 2013. The increase in compensation and benefits expenses was driven by increased staffing levels and increased compensation and benefits related to current staff.

Non-compensation expenses for the nine months ended September 30, 2014 increased $5.8 million to $58.6 million compared to $52.8 million for the nine months ended September 30, 2013. The increase was primarily driven by higher costs related to occupancy, market data, information technology and professional services, among other items.

Selling, General and Administrative

For the nine months ended September 30, 2014, SG&A was $210.0 million, an increase of $41.7 million, or 24.8%, compared to $168.3 million for the nine months ended September 30, 2013. Compensation and benefits expenses increased $21.7 million to $138.5 million for the nine months ended September 30, 2014 compared to $116.8 million for the nine months ended September 30, 2013. The increase in compensation and benefits expenses was driven by increased staffing levels and increased compensation and benefits related to current staff.

Non-compensation expenses for the nine months ended September 30, 2014 increased $20.1 million, or 39.0%, to $71.5 million compared to $51.4 million for the nine months ended September 30, 2013. The increase was primarily driven by higher costs related to professional services, information technology and recruiting, among other items.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled $34.3 million and $33.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment, and leasehold improvements totaled $18.1 million and $14.8 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was related to higher depreciation associated with continued investment in information technology infrastructure.

Other Expense (Income), Net

Other expense (income), net for the nine months ended September 30, 2014 was $14.5 million, a decrease of $6.4 million, or 30.6%, compared to $20.9 million for the nine months ended September 30, 2013, primarily driven by lower interest rates and lower average outstanding principal on our debt.

Provision for Income Taxes

The provision for income tax expense for the nine months ended September 30, 2014 was $81.9 million, an increase of $5.1 million, or 6.7%, compared to $76.8 million for the nine months ended September 30, 2013. These amounts reflect effective tax rates of 34.5% and 32.6% for the nine months ended September 30, 2014 and 2013, respectively.

The provision for income tax expense for the nine months ended September 30, 2014 included a benefit of $3.4 million related to state taxes, the release of reserves associated with certain IRS examinations and certain federal and foreign discrete items related to the filing of related tax returns, the effect of which was to decrease our effective tax rate by 1.4 percentage points.

Income from Discontinued Operations, Net of Income Taxes

Income from discontinued operations, net of income taxes was $84.1 million for the nine months ended September 30, 2014 compared to $16.3 million for the nine months ended September 30, 2013. The results for the nine months ended September 30, 2014 included a net gain of $78.7 million resulting from the disposition of ISS.

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

The effective combined rate on our debt was 2.40% at September 30, 2014.

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

The New Amended and Restated Credit Facility also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the New Amended and Restated Credit Facility: (1) the maximum Consolidated Leverage Ratio (as defined in the New Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall not exceed 3.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the New Amended and Restated Credit Facility) measured quarterly on a rolling four-quarter basis shall be at least 5.00:1.00. As of September 30, 2014, our Consolidated Leverage Ratio (as defined in the New Amended and Restated Credit Facility) was 1.84:1.00 and our Consolidated Interest Coverage Ratio (as defined in the New Amended and Restated Credit Facility) was 21.91:1.00.

On February 6, 2014, we entered into the February 2014 ASR Program to initiate share repurchases aggregating $100.0 million. As a result, we received 1.7 million shares on February 7, 2014 and 0.6 million shares on May 5, 2014 for a combined average purchase price of $43.10 per share.

On September 18, 2014, we entered into the September 2014 ASR Program. As a result, on September 19, 2014, we paid $300.0 million in cash and received approximately 4.5 million shares of MSCI’s common stock. The total number of shares to be repurchased will be based primarily on an arithmetic average of the volume-weighted average prices of our common stock on each trading day during the repurchase period. This average price will be capped such that only under limited circumstances will we be required to deliver shares or pay cash at settlement. We may also receive additional shares at or prior to maturity of the ASR Agreement in May 2015.

Cash Dividend

On September 17, 2014, the Board of Directors approved a plan to initiate a regular quarterly cash dividend. Accordingly, the Board of Directors declared our first regular quarterly dividend of $0.18 per share of common stock that will be paid on October 31, 2014 to shareholders of record as of the close of trading on October 15, 2014. We expect the initial annual dividend rate to be $0.72 per share. As of September 30, 2014, we accrued for the declared cash dividend of $20.4 million in “Other accrued liabilities” on our Unaudited Condensed Consolidated Statement of Financial Condition which will be payable on October 31, 2014.

Potential Refinancing of Existing Debt

In connection with our recently announced enhanced capital return plan, we are currently exploring potential options for refinancing our existing secured credit facilities. We believe that any such refinancing will improve our financing terms and debt structure by increasing our financial flexibility and allowing us to take advantage of the current low interest rate environment.

Assuming current market rates and that we complete the potential refinancing of all of our outstanding debt, we expect interest expense to increase significantly from the third quarter 2014 annualized expense of $21.5 million. Any such refinancing is subject to market and other conditions, and there can be no assurance that we will be able to refinance on terms and conditions acceptable to us.

Cash Flows

Cash and cash equivalents

	As of
	September 30,	December 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$448,193	$358,434

Cash and cash equivalents were $448.2 million and $358.4 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, $87.0 million and $95.6 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws.

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

Cash provided by (used in) operating, investing and financing activities

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Cash provided by operating activities	$201,619	$226,037
Cash provided by investing activities	305,702	24,933
Cash used in financing activities	(412,377)	(146,854)
Effect of exchange rates on cash and cash equivalents	(5,185)	(3,675)

Net increase in cash and cash equivalents	$89,759	$100,441

Cash flows from operating activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $201.6 million and $226.0 million for the nine months ended September 30, 2014 and 2013, respectively. The year-over-year decrease reflects increased expenses and a related increase in cash payments as well as increased payments for income taxes.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from investing activities

Cash provided by investing activities was $305.7 million for the nine months ended September 30, 2014 compared to cash provided by investing activities of $24.9 million for the nine months ended September 30, 2013. The year-over-year increase in cash provided by investing activities primarily reflects net cash inflows resulting from the disposition of ISS during the nine months ended September 30, 2014. Partially offsetting this were the final cash inflows from the maturation of short-term investments in the nine months ended September 30, 2013. In the nine months ended September 30, 2013 we began investing excess cash in money market funds and other similar cash equivalents rather than U.S. Treasury securities and other short-term investments as we had in prior periods.

On August 11, 2014, we completed the acquisition of GMI Ratings. Cash provided by investing activities for the nine months ended September 30, 2014 includes net cash outflows of $14.9 million, net of cash received, used to acquire GMI Ratings.

Cash flows from financing activities

Cash used in financing activities was $412.4 million and $146.9 million for the nine months ended September 30, 2014 and 2013, respectively. The year-over-year change primarily reflects higher repurchases of treasury shares, partially offset by lower repayments on our debt.

Balance Sheet Items

Total current assets increased 21.5% to $758.6 million as of September 30, 2014 from $624.3 million as of December 31, 2013. The increase was primarily driven by an increase in cash resulting from the disposition of ISS during the nine months ended September 30, 2014. Total current liabilities decreased 0.9% to $498.6 million as of September 30, 2014 from $503.0 million as of December 31, 2013. The decrease was primarily driven by a decrease in accrued compensation and benefits.

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

A significant portion of our revenues from our index-linked investment products are based on fees earned on the value of assets invested in securities denominated in currencies other than the U.S. dollar. For all operations outside the United States where the Company has designated the local non-U.S. dollar currency as the functional currency, revenues and expenses are translated using average monthly exchange rates and assets and liabilities are translated into U.S. dollars using month-end exchange rates. For these operations, currency translation adjustments arising from a change in the rate of exchange between the functional currency and the U.S. dollar are accumulated in a separate component of shareholders’ equity. In addition, transaction gains and losses arising from a change in exchange rates for transactions denominated in a currency other than the functional currency of the entity are reflected in “Other expense (income), net” in our Unaudited Condensed Consolidated Statements of Income.

Revenues from index-linked investment products represented approximately $131.7 million, or 17.7%, and $110.3 million, or 14.4%, of our total revenues for the nine months ended September 30, 2014 and 2013, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a large majority of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the nine months ended September 30, 2014 and 2013, approximately 15.0% and 14.8% of our total revenues, respectively, were invoiced in currencies other than U.S. dollars. For the nine months ended September 30, 2014, 54.5% of our foreign currency revenues were in Euros, 24.0% were in British pounds sterling and 12.0% were in Japanese yen. For the nine months ended September 30, 2013, 54.3% of our foreign currency revenues were in Euros, 21.9% were in British pounds sterling and 13.5% were in Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $231.4 million, or 43.7%, and $207.3 million, or 42.5%, of our total operating costs for the nine months ended September 30, 2014 and 2013, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Euros, Indian rupees, Swiss francs, Hungarian forints, Hong Kong dollars, and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with intercompany loans that are denominated in certain foreign currencies. As a result of these positions, we recognized total foreign currency exchange losses of $2.2 million in each of the nine months ended September 30, 2014 and 2013. These amounts were recorded in “Other expense (income), net” in our Unaudited Condensed Consolidated Statements of Income.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $448.2 million at September 30, 2014 and $358.4 million at December 31, 2013, respectively. These amounts were held primarily in checking and money market accounts in the countries where we maintain banking relationships. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Borrowings under the 2012 Term Loan bear interest at a rate equal to the sum of LIBOR and a margin of 2.25%, which margin will be subject to adjustment based on our leverage ratio. As of September 30, 2014, the 2012 Term Loan, as amended, bore interest at 2.40%. Assuming an average of $787.2 million of variable rate debt outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $7.9 million of additional interest rate expense.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2014, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes since December 31, 2013 to the significant risk factors and uncertainties known to the Company that, if they were to materialize or occur, would individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended September 30, 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (July 1, 2014-July 31, 2014)	7,134	$46.43	—	$300,000,000
Month #2 (August 1, 2014-August 31, 2014)	2,826	$44.15	—	$300,000,000
Month #3 (September 1, 2014-September 30, 2014) (3)	4,537,424	N/A	4,536,617	$550,000,000

Total	4,547,384	N/A	4,536,617	$550,000,000

(1)	Includes (i) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units and (ii) shares repurchased pursuant to the 2012 Repurchase Program. The value of the shares withheld were determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.
(2)	See Note 8, “Commitments And Contingencies” of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase programs.
(3)	Average price paid per share information will not be available for the September 2014 ASR Program until final settlement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index has been filed as part of this report on page EX-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 30, 2014

MSCI INC. (Registrant)
By:	/s/ Robert Qutub
Robert Qutub Chief Financial Officer, Principal Financial Officer and Duly Authorized Signatory

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED SEPTEMBER 30, 2014

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

* 10.1	Master and Supplemental Confirmations regarding Accelerated Stock Buyback, dated September 18, 2014, between MSCI Inc. and Goldman, Sachs & Co.

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 5 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

* 15.1	Letter of awareness from PricewaterhouseCoopers LLP, dated October 30, 2014, concerning unaudited interim financial information

* 15.2	Letter of awareness from Deloitte & Touche LLP, dated October 30, 2014, concerning unaudited interim financial information

* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

** 32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

EX-1