Form 10-K
period 2014-12-31
MSCI Inc.
filed 2015-02-27
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

    YES  ☐    NO  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these securities as reported by The New York Stock Exchange on June 30, 2014) was $5,241,587,917. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 20, 2015, there were 127,233,209 shares of the Registrant’s $0.01 par value Common Stock outstanding.

Documents incorporated by reference: Portions of the Registrant’s proxy statement for its annual meeting of stockholders, to be held on April 30, 2015, are incorporated herein by reference into Part III of this Form 10-K.

MSCI INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

Except as the context otherwise indicates, the terms “MSCI,” the “Company,” “we,” “our” and “us” refer to MSCI Inc. together with its subsidiaries. Unless otherwise indicated, financial results, operating metrics and percentage changes reflect continuing operations, which have been adjusted to reflect the disposition of Institutional Shareholder Services Inc. (“ISS”).

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

In some cases you can identify these statements by forward-looking words such as “may,” “might,” “should,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” “estimates,” “potential,” “continue,” “believes” and similar expressions, although some forward-looking statements are expressed differently. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict and may cause actual results to differ materially from the forward-looking statements and from management’s current expectations. Such risks and uncertainties include those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or for any other reason. Therefore, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.	Business

Overview

For more than 40 years, MSCI’s research-based models and methodologies have helped the world’s leading investors build and manage better portfolios. Clients rely on our products and services for deeper insights into the drivers of performance and risk in their portfolios, broad asset class coverage and innovative research and can use our products to help design and implement their investment strategies. Our line of products and services includes indexes, analytical tools, data, real estate benchmarks and environmental, social and governance (“ESG”) research. MSCI serves 98 of the top 100 global asset managers, as ranked by P&I in December 2014. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners, such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), real estate, hedge funds and private wealth; and financial intermediaries, such as banks, broker-dealers, exchanges, custodians and investment consultants. As of December 31, 2014, we had approximately 6,700 clients across 87 countries. We had offices in 35 cities in 22 countries to help serve our diverse client base, with 51.0% of our revenues coming from clients in the Americas, 36.5% in Europe, the Middle East and Africa (“EMEA”) and 12.5% in Asia and Australia. See “—Clients” below for an explanation of how we calculate our number of clients.

Our flagship products are the global equity indexes and ESG products marketed under the MSCI and MSCI ESG Research brands, the private real estate benchmarks marketed under the IPD brand, the portfolio risk and performance analytics covering global equity markets marketed under the Barra brand, the multi-asset class, market and credit risk analytics marketed under the RiskMetrics and Barra brands and the performance reporting products and services offered to the investment consultant community marketed under the InvestorForce brand. These investment decision support tools and products are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management and analysis, index-linked investment product creation, asset allocation, investment manager selection, investment research and assessment of social responsibility, environmental stewardship, the effects of climate change and corporate governance on investments.

Our principal sales model is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services, for an annual fee paid up-front. For the year ended December 31, 2014, $801.2 million, or 80.4%, of our revenues was attributable to annual, recurring subscriptions. An additional $177.1 million, or 17.8%, of our revenues came from clients who use our indexes as the basis for index-linked investment products such as ETFs, passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We also generated revenues from certain exchanges that used our indexes as the basis for futures and options contracts and paid us a license fee for the use of our intellectual property based on their volume of trades. We also received revenues from one-time fees related to customized reports, advisory and consulting services and from certain products and services that are designed for one-time usage. These amounts totaled $18.4 million, or 1.8% of our revenues, for the year ended December 31, 2014.

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

In November 2007, we completed an initial public offering (“IPO”) of 16.1 million shares of our class A common stock. In connection with the IPO, we reclassified our outstanding common stock into shares of class A common stock and class B common stock and immediately following the IPO, Morgan Stanley and Capital Group International held 81.0 million and 2.9 million shares of our class B common stock, respectively. Morgan Stanley and Capital Group International converted and sold their remaining shares of our class B common stock in subsequent registered secondary equity offerings from May 2008 through May 2009. Although we began the transition to an independent, stand-alone public company at the time of our IPO in November 2007, we became a fully independent, stand-alone public company following the May 2009 secondary offering. At MSCI’s annual shareholders meeting held on May 2, 2012, the shareholders approved amendments to the MSCI Amended and Restated Certificate of Incorporation to (i) eliminate our authorized class B common stock, (ii) increase the total number of authorized shares of class A common stock by the aggregate number of shares of class B common stock being eliminated, (iii) rename our class A common stock as “common stock” and (iv) make certain other conforming changes.

In June 2010, we acquired RiskMetrics Group, LLC (formerly RiskMetrics Group, Inc., “RiskMetrics”), a leading provider of risk management and governance products and services, in a cash-and-stock transaction valued at $1,572.4 million. In addition to its risk management products and services, RiskMetrics owned ISS, a pioneer in the development of policy-based proxy voting recommendations. RiskMetrics acquired the Center for Financial Research and Analysis (“CFRA”), Innovest Strategic Value Advisors, Inc. (currently MSCI ESG Research Inc.,“MSCI ESG Research”) and KLD Research and Analytics, Inc. (“KLD”) in August 2007, March 2009 and October 2009, respectively. The acquisitions of these companies have permitted us to offer research and analysis products that provide our clients with research reports and analytical tools covering many investment criteria that we believe have become increasingly important to investors, including ESG products and services. On March 31, 2013, we completed the sale of the CFRA product line. On April 30, 2014, we completed the sale of ISS which, together with the CFRA product line, made up our Governance segment.

In July 2010, we acquired Measurisk, LLC (“Measurisk”), a provider of risk transparency and risk measurement tools for hedge fund investors, to aid us in developing a broad platform and setting the standard for analyzing and reporting hedge fund risk in response to our clients’ demands for increasing levels of transparency from their hedge fund managers. Measurisk’s products and clients are part of our Hedge Fund Risk Transparency Solutions products.

In November 2012, we acquired real estate performance measurement group IPD Group Limited (“IPD”), a leading provider of real estate performance analysis for funds, investors, managers, lenders and occupiers that offers a wide range of services including research, real estate risk management and performance attribution tools, reporting, benchmarking and indexes. The acquisition of IPD expands MSCI’s multi-asset class offering by facilitating the integration of private real estate assets into our models, as well as adding a family of real estate indexes to MSCI’s family of equity indexes. Revenues attributable to IPD’s product offerings are included in our index, real estate and ESG products category.

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

In August 2014, we acquired Governance Holdings Co. (“GMI Ratings”), a provider of corporate governance research and ratings to institutional investors, banks, insurers, auditors, regulators and corporations seeking to incorporate ESG factors into risk assessment and decision-making. We believe this acquisition enhances our existing platform of ESG research and tools, allowing us to deliver a more comprehensive suite of ESG products and services to our clients. Revenues attributable to GMI Ratings product offerings are included in our index, real estate and ESG products category.

Over the course of more than 40 years, we believe our organization has accumulated an in-depth understanding of the investment process worldwide. Based on this wealth of knowledge, we have created and continue to develop, enhance and refine sophisticated tools to meet the growing, complex and diverse needs of our clients’ investment processes. Our models and methodologies are the intellectual foundation of our business and include the innovative algorithms, formulas and analytical and quantitative techniques that we use, together with market data, to produce our products. Our long history has allowed us to build extensive databases of proprietary index, risk and ESG data, as well as accumulate valuable historical market data, which we believe would be difficult to replicate and which provides us with a substantial competitive advantage.

Our revenues and the number of our employees have grown significantly, both organically and through acquisitions, such as those described above. As we have grown, we have increased our operations outside of the United States. We currently have branches or subsidiaries in the following locations: Australia, Brazil, Canada, Cayman Islands, Chile, China, England, France, Germany, Hong Kong, Hungary, India, Italy, Japan, Korea, Mexico, the Netherlands, the Philippines, Portugal, Scotland, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, United Arab Emirates and the United States.

Products and Services

Prior to March 31, 2014, we reported our financial results for two segments: the Performance and Risk business and the Governance business. These designations were made as the discrete operating results of these segments were reviewed by our chief operating decision maker, or CODM, for purposes of making operating decisions and assessing financial performance. On March 17, 2014, MSCI entered into a definitive agreement to sell ISS, which, together with the CFRA product line disposed of in March 2013, made up our Governance segment. As a result, we began operating and reporting as a single reportable segment. On April 30, 2014, we completed the sale of ISS.

Our performance and risk products include indexes, portfolio risk and performance analytics, multi-asset class market analytics, various real estate products and ESG products. We also have product offerings in the areas of energy and commodity asset valuation analytics. Our products are generally comprised of proprietary index data, proprietary risk and analytics data, proprietary real estate data and ESG ratings, analysis and research delivered via data feeds and proprietary software applications. Our indexes and risk data are created by applying our models and methodologies to market, company and fundamental data. For example, we input closing stock prices and other market data into our index methodologies to calculate our equity index data, and we input fundamental data and other market data into our risk models to produce risk forecasts for individual assets and portfolios of multiple asset classes, including equities, fixed income, commodities, foreign exchange, futures, options, derivatives, structured products, interest-rate products, credit products and private investments, such as private equity and private real estate. Our clients can use our data together with our proprietary software applications, third-party applications or their own applications in their investment process. Our software applications offer our clients sophisticated portfolio analytics to perform in-depth analysis of their portfolios, using our risk data, the client’s portfolio data and fundamental and market data. Our equity index products are typically branded “MSCI” and “MSCI ESG.” Our private real estate benchmarks and indexes are typically branded “IPD.” Our portfolio risk and performance analytics are typically branded “Barra” and “RiskMetrics.” Our performance reporting products and services offered to the investment consultant community are typically branded “InvestorForce.” In addition to MSCI ESG indexes, we offer other ESG products that are branded “MSCI ESG Research.” Our valuation models and risk management software for the energy and commodities markets are typically branded “FEA.”

Index, Real Estate and ESG Products

Our MSCI-branded global equity indexes are designed to measure returns available to investors across a wide variety of equity markets (e.g., Europe, Japan or emerging markets), sizes (e.g., small capitalization or large capitalization), styles (e.g., growth or value), industries (e.g., banks or media), strategies (e.g., factors) and themes (e.g., economic exposure). Our IPD benchmarks are designed to measure the performance and risk indicators of our clients against their peers. Our MSCI-branded ESG indexes are designed to help clients incorporate ESG factors into their investment processes. As of December 31, 2014, we calculated over 170,000 indexes daily.

In addition to delivering our products directly to our clients, as of December 31, 2014, there were more than 70 third-party financial information and analytics software providers that distributed our various equity index products worldwide. The performance of our equity indexes is also frequently referenced when selecting investment managers, assigning return benchmarks in mandates, comparing performance and providing market and academic commentary. The performance of certain of our equity indexes is reported on a daily basis in the financial media.

Our equity index products include:

•

MSCI Global Equity Indexes. The MSCI Global Equity Indexes are our flagship index products. They are designed to measure returns available to global investors across a variety of public equity markets. As of December 31, 2014, the MSCI Global Equity Indexes provided broad equity market coverage for over 80 countries in our developed, emerging and frontier market categories, as well as various regional and composite indexes built from the component country indexes, including the MSCI EAFE, MSCI World, MSCI ACWI IMI and MSCI Emerging Market Indexes. In addition, the MSCI Global Equity Indexes include industry indexes, value and growth style indexes and large-, mid-, small- and micro-capitalization size segment indexes.

We believe that the MSCI Global Equity Indexes are the most widely used benchmarks for cross-border equity funds. Various pension plans have announced their adoption of one of our broadest equity indexes, MSCI ACWI IMI, as the policy benchmark for their equity portfolios. We also continue to enhance and expand successful product offerings as evidenced by the launch of new indexes (e.g., MSCI Liquid Real Estate Indexes, MSCI EM Horizon, MSCI All Market Indexes, MSCI Cyclical Sectors Indexes and MSCI Defensive Sectors Indexes) to be used as the basis for financial products such as ETFs.

•

MSCI Factor Indexes. The MSCI Factor Indexes seek to address an emerging trend among institutional investors whose asset allocation processes are gradually shifting from asset classes to risk groupings such as growth, income, inflation, volatility and liquidity. The MSCI Factor Indexes reflect the many equity return components that were once considered added value, or alpha, but that can be attributed to sources of systematic return such as value, size, quality, yield, volatility, or momentum. Today, MSCI offers a wide array of such factor or alternative beta indexes, including the MSCI Minimum Volatility, single high capacity factor indexes (e.g., MSCI Quality Tilt, Dividend Tilt, Size Tilt, Momentum Tilt, Volatility Tilt and Value Weighted Indexes) and high exposure factor indexes (e.g., MSCI Minimum Volatility, Enhanced Value, Equal Weighted and High Dividend Yield) as well as combinations of factor indexes, or multi-factor indexes such as the award-winning MSCI Quality Mix Indexes.

•

MSCI Economic Exposure Products and Indexes. MSCI has launched economic exposure data modules to provide clients with a systematic framework for measuring global sources of revenue for each security across a portfolio or equity opportunity set. The economic exposure of companies can serve as a complementary or alternative definition of the country factor and can bring a new dimension to enhance and support the construction, evaluation and risk management of global equity portfolios. Also, the MSCI Economic Exposure Indexes, which reflect the performance of companies with significant economic exposure to specific regions or countries, may be relevant benchmarks for investors that face direct investment restrictions in certain markets or wish to increase their indirect allocations to targeted regions.

•

MSCI Custom Indexes. In recent years we have significantly expanded our capabilities for calculating custom indexes. We currently calculate approximately 7,500 custom indexes, which apply a client’s customization criteria to an existing MSCI index. Examples of customization criteria include currency, hedging, stock exclusions or special weighting. Custom indexes can reflect specific investment criteria, such as socially responsible investment requirements or regulatory constraints; they can be used for back-testing strategies or developing specialized investment products, minimizing portfolio tracking error and constructing index-linked products.

•

MSCI ESG Indexes. The MSCI ESG Indexes allow clients to effectively benchmark ESG investment performance and manage, measure and report on their compliance with ESG mandates, as well as to issue index-based ESG investment products such as ETFs. The MSCI ESG Indexes include Sustainability Indexes that integrate ESG ratings using a Best-in-Class selection process; SRI (Socially Responsible Investment) Indexes that take into account certain values, norms or ethical standards; Environmental Indexes, including Low Carbon and Fossil Fuels Exclusion Indexes, and benchmarks that focus on alternative energy or clean technology; and Custom Indexes based on clients’ ESG requirements.

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

We offer GICS Direct, a joint product of MSCI and Standard & Poor’s. GICS Direct is a database of approximately 44,000 active companies and more than 52,000 securities classified by sector, industry group, industry and sub-industry in accordance with proprietary GICS methodology.

Our ESG products include:

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

MSCI ESG Research products also provide ESG ratings and analysis on thousands of companies worldwide. These industry based research reports are designed to identify and analyze key ESG issues for the industry, which may include the intersection of a corporation’s major social and environmental impacts with its core business operations, thereby identifying potential risks and opportunities for the company and its investors.

•

MSCI ESG GovernanceMetrics. MSCI ESG GovernanceMetrics provides institutional investors with corporate governance research and data on over 6,000 public companies worldwide. Asset managers and asset owners can access company profiles, rankings and underlying governance and accounting metrics to satisfy client investment guidelines, enhance engagement activities, and manage potential portfolio risks.

Our real estate products include:

•

Portfolio Analysis Service (“PAS”). PAS is a single platform for real estate risk management and performance attribution that analyzes the strengths and weaknesses of a real estate portfolio’s performance relative to its benchmark. PAS provides portfolio management tools that are designed to assist in building effective real estate portfolios, allowing users to gain additional portfolio insight to help them make informed investment decisions. Performance attribution enables users to analyze the sources of portfolio risk and return on an absolute or relative basis. PAS has led the way in providing real estate investors with a granular understanding of the exposures and returns of their real estate portfolio, from the building to the fund level.

IPD benchmarking services offer rental income, property management, fund level and cost benchmarking and analysis. IPD benchmarking services and analysis reports are made available through the IPD Reporting Portal, an online reporting platform with a high level of data security. Additionally, IPD market publications provide key real estate market analysis on countries, regions, cities and sectors that help investors understand key trends and returns in global real estate markets.

•

IPD Global Intel. IPD Global Intel is an extensive global databank that equips asset owners, researchers, strategists and portfolio and risk managers with data analytics to enhance their understanding of local and regional real estate performance and risks. IPD Global Intel comprises a consolidated set of global, regional, national, city and submarket indexes with breakdowns by property type. Drawing from actual performance data on more than 1,500 funds and 79,000 real estate assets, IPD Global Intel provides investors and managers an authoritative view of market trends, as well as actionable information on property markets for more than 30 countries.

Risk Management Analytics Products

Our risk management analytics products offer a risk assessment framework for managing and monitoring investments in a variety of asset classes across an organization. The products are based on our proprietary integrated fundamental multi-factor risk models, value-at-risk (“VaR”) methodologies and asset valuation models. They enable clients to identify, monitor, report and manage potential market risks, and to analyze portfolios and systematically analyze risk and return across multiple asset classes, including equities, fixed income, commodities, foreign exchange, futures, options, derivatives, alternative and private asset classes, structured products, interest-rate products and credit products. Using these tools, clients can identify the drivers of market and credit risk across their investments, produce daily risk reports, run pre-trade analysis, perform what-if stress tests and simulation analysis and optimizations, evaluate and monitor multiple asset managers and investment teams and assess correlations across a group of selected assets or portfolios.

Our risk management analytics products include:

•

RiskManager. RiskManager is an industry leader in VaR simulation and stress testing. Clients use RiskManager for daily analysis, measuring and monitoring of market risk at fund and firm levels, sensitivity and stress testing, interactive what-if analysis, and counterparty credit exposure. RiskManager is a highly scalable platform accessed by clients via a license to a secure, interactive web-based application service, and is offered as an outsourced risk reporting service or as a web service in which a client’s systems access RiskMetrics’ core risk elements by connecting directly to our systems.

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

•

Hedge Fund Risk Transparency Solutions. HedgePlatform, a reporting service, allows clients that invest in hedge funds, including funds of funds, pension funds and endowments, to measure, evaluate and monitor the risk of their hedge fund investments across multiple hedge fund strategies. We collect position-level information from hedge funds on a monthly basis and provide our clients with risk information for each individual hedge fund in which they invest as well as aggregate risk information for their overall portfolio of hedge funds. Our clients who use RiskManager to measure the risk of their own holdings can further integrate the positions collected via our HedgePlatform service to allow computation of risk across their entire portfolio, while the confidential and proprietary nature of the underlying hedge fund holdings is maintained. HedgePlatform reports include statistics such as exposure (e.g., long, short, net and gross), sensitivities, scenario analysis, stress tests and VaR analysis.

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

•

InvestorForce. Our InvestorForce products offer performance reporting solutions to the institutional investment community in the United States by providing investment consultants with an integrated solution for daily monitoring, analysis of and reporting on institutional assets. InvestorForce products also offer clients access via a web portal to their extensive database of information including portfolio analytics and transaction and holdings information, which is updated in real time as data is collected from custodial banks and fund managers.

•

CreditManager. Our CreditManager product is a portfolio credit risk management system used primarily by banks to calculate economic capital, facilitate risk-based pricing and measure credit risk concentrations. The application is designed to consolidate and compare risks and opportunities across multiple credit exposures including bonds, credit derivatives and traditional lending.

•

Energy and Commodity Analytics Products. Our energy and commodity analytics products comprise software applications that offer a variety of quantitative analytics tools for valuing, modeling and facilitating the hedging of physical assets and derivatives across a number of market segments including, primarily, energy and commodity assets. These products are used by investors, traders and those hedging investments in these asset classes. The software applications are not provided with any market data or proprietary index or risk data. These products are typically branded “FEA” and include products such as FEA@Energy, FEA VaRworks and FEA StructureTool.

Portfolio Management Analytics Products

Our Barra-branded equity portfolio management analytics products are designed to assist investment professionals in analyzing and managing risks and returns for equities at both the asset and portfolio level in developed, emerging and frontier equity markets. Barra equity models identify and analyze the factors that influence equity asset returns and risk. Our most widely used Barra equity products utilize our fundamental multi-factor equity risk model data to help our clients construct, analyze, optimize and manage portfolios. Our multi-factor models identify factors that influence stock price movements, such as industry and style characteristics, based on market and fundamental data. The proprietary risk data available in our products identify an asset’s or a portfolio’s sensitivities to these factors. Our innovative approach to risk modeling, Systematic Equity Strategies (“SES”), facilitates a rules-based implementation of investment strategies and anomalies. When used as a complement to traditional equity risk factors in risk models, SES can help better explain sources of risk and return.

Our global equity models include:

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

Our single country and regional risk models include:

•

Barra Single Country Equity Models. Our single country equity models identify a set of factors to explain sources of risk and return of portfolios in that country. Examples include the Barra US Equity Model (“USE4”) which models risk for U.S. equity assets and portfolios and the Barra UK Equity Model (“UKE7”) which models risk for United Kingdom equity assets and portfolios.

•

Barra Regional Equity Models. We produce regional equity models, including a North American Stochastic Model and a European Stochastic Model, the Europe Equity Model (“EUE4”) and two Asia-Pacific Equity Models (“ASE1” and “ASE2”). These models are designed to be used across a broad range of applications and are available in different versions to reflect local and regional commonalities, as well as short-term and long-term investment horizons.

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

Our portfolio analytics products include:

•

Barra Portfolio Manager. Barra Portfolio Manager is an integrated risk and performance platform that is designed to help fund managers and their teams gain additional portfolio insight, manage a more systematic investment process and make faster, more informed investment decisions. The hosted interactive user interface allows users to analyze risk and return, conduct pre-trade what-if analysis across a number of scenarios and construct portfolios using the Barra Optimizer. It also allows users to decompose the risk and attribute the return of their portfolios according to Barra models. The platform supports optional data management services that allow users to outsource the loading and reconciliation of their portfolio and other proprietary data.

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

•

Barra Aegis. Barra Aegis is a sophisticated software application for equity risk management and portfolio analysis that is powered by our proprietary equity risk data. It is deployed by the client as a desktop application. Barra Aegis offers an integrated suite of equity investment analytics modules, specifically designed to help clients actively manage their equity risk against their expected returns. It also enables clients to construct optimized portfolios based on client-specified expectations and constraints.

Growth Strategy

We believe we are well-positioned for growth over time and have a multi-faceted growth strategy that builds on our strong client relationships, products, brands and integral role in the investment process. Set forth below are the principal elements of our strategy to grow our Company and meet the increasing needs of our clients for investment decision support tools:

•

Client Growth. We believe there are opportunities to increase the number of users and locations and the number of products we license to existing client organizations, and to obtain new clients in both existing and new geographic markets and client types worldwide. We intend to:

•

Increase product subscriptions within our current client base. Many of our clients use only a limited number of our products, and we believe there are opportunities to sell additional modules and capabilities to our existing clients. We believe our deep knowledge of our clients and our familiarity with their investment processes enable us to license these additional products to our clients.

•

Expand our client base. We seek to add new clients by increasing our sales efforts and by leveraging the increased marketing investments made during 2014. In recent years we have expanded our geographic presence to take advantage of the liberalization of markets in additional countries. For example, we opened new sales and client coverage offices in Santiago, Chile, Seoul, Korea and Taipei, Taiwan and expanded our sales presence in China and the Middle East. In 2014, we also significantly increased the number of client coverage personnel in the Philippines and India. We believe that these efforts have positioned us to continue to leverage our brand strength, product reach and access to the global investment community to attract new clients.

During 2014, we expanded our dedicated sales efforts with respect to new client segments, including smaller asset managers and hedge funds, financial advisors and insurance firms. We also focused on developing new products to meet their needs. We believe that these investments will enable us to continue to grow our client base within these client segments.

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

Number of Exchange Listings of ETFs Linked to MSCI Equity Indexes

	As of
Region	December 31, 2014	December 31, 2013	December 31, 2012
Americas	239	190	186
EMEA	409	381	365
Asia	39	36	30

Total	687	607	581

Historical values of the assets in ETFs linked to our indexes are set forth in a table under Part II, Item 7. “Management’s Discussion and Analysis—Results of Operations—Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013—Operating Revenues” below.

•

Product Development. We plan to develop new product offerings and continue to enhance our existing products. Much of our product development is based on an ongoing and active dialogue with clients, which helps us to understand their needs and anticipate market developments. We intend to:

•

Create innovative new product offerings and enhancements. In order to maintain and enhance our leadership position, we are focused on introducing innovative new products and enhancements to existing products. We believe that the integration of product platforms, research, including the development of new models, enhanced client customization capabilities, and the introduction of new ESG products will increase our competitiveness. For example, we have enhanced MSCI’s risk and performance management analytics products by integrating ESG data and real estate information into these products.

•

Execute on investments to expand our capacity to design and develop new products. During 2014, pursuant to our enhanced investment plan, we increased our investment in product development teams, new model research, data production systems, technology infrastructure and software application design to enable us to design and develop new products more quickly and cost-effectively over time. Further increasing our ability to process additional models and data, and design and code software applications more effectively, will allow us to respond faster to client needs and bring new products and product enhancements to the market more quickly.

•

OneMSCI strategy. MSCI clients are increasingly asking for more integrated and effective ways to manage performance and risk throughout their investment process. Our OneMSCI strategy will make it easier for them to select tools from our full product line that precisely fit their needs. We believe this strategy will continue to lead to greater efficiencies and innovation and generate additional revenue through higher retention rates and new sales. We have experienced recent success with our Factor Indexes, which are created by applying research insights from our portfolio management analytics product line to our equity indexes. During 2014, we also began focusing more efforts on offering integrated solutions by combining the way that we offer equity portfolio management capabilities and risk management analytics capabilities in order to target front and middle office functions within each client. In order to maximize the operating efficiencies offered by our OneMSCI strategy, we recently announced combined reporting lines for our risk management analytics and portfolio management analytics product lines. We believe that the initiatives we are pursuing through our OneMSCI strategy will prove beneficial to both MSCI and our clients and underlie our client growth and product development initiatives discussed above.

•

Growth through acquisitions. We intend to continue to seek to acquire products, technologies and companies, such as IPD, InvestorForce and GMI Ratings, that will enhance, complement or expand our product offerings and client base, as well as increase our ability to provide investment decision support tools to equity, fixed income and multi-asset class investment institutions, and the financial intermediaries that service such institutions.

Competitive Advantages

We believe our competitive advantages include:

•

Strong client relationships and deep understanding of client needs. Our consultative approach to product development, dedication to client support and our range of products have helped us build strong relationships with investment institutions around the world. We believe the skills, knowledge and experience of our research, applications development, global sales, data management and production and product management teams enable us to develop and enhance our models, methodologies, data and software applications in accordance with client demands and needs. We consult with our clients and other market participants during the product development process to take into account their actual investment process requirements. Additionally, many members of our product-building teams are former market participants who have been in the client’s position. For the year ended December 31, 2014, we had an Aggregate Retention Rate of 93.0%. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Metrics and Drivers—Operating Metrics—Retention Rates” for the definition of Aggregate Retention Rate and more detailed retention rate data.

•

Client reliance on our products. Many of our clients have come to rely on our products in their investment management processes, integrating our products into their performance measurement and risk management processes, where these products become an integral part of our clients’ daily portfolio management functions. In certain cases, our clients are requested by their customers to report using our tools or data. Additionally, our tools can help clients comply with local regulations or client reporting requirements. Consequently, we believe that certain of our clients may experience business disruption and additional costs if they choose to cease using or replace our products.

•

Strong brand recognition. Our global equity indexes and ESG products and services are marketed under the MSCI, MSCI ESG Research and MSCI ESG GovernanceMetrics brands; our portfolio risk and performance analytics covering global equity markets are marketed under the Barra brand; our multi-asset class, market and credit risk analytics are marketed under the RiskMetrics and Barra brands; our performance reporting products and services offered to the investment consultant community are marketed under the InvestorForce brand; our energy and commodity asset valuation analytics are marketed under the FEA brand; and our private real estate benchmarks are marketed under the IPD brand. These brands are well-established and recognized throughout the investment community worldwide. Our brand strength reflects the longstanding quality and widespread use of our products. We believe our products are well-positioned to be the tools of choice for investment institutions increasingly looking to third-party products and services for help with benchmarking, index-linked product creation and portfolio and multi-asset class market risk management.

•

Global products and operations. Our products cover most major investment markets throughout the world. For example, our MSCI Global Equity Indexes provide broad equity market coverage for over 80 countries in our developed, emerging and frontier market categories; and we produce equity risk data for single country models, regional equity models and an integrated multi-asset class risk model covering equity markets and fixed income markets. As of December 31, 2014, our clients were located in 87 countries and many of them have a presence in multiple locations around the world. As of December 31, 2014, our employees were located in 22 countries in order to maintain close contact with our clients and the international markets we follow. We believe our global presence and focus allow us to serve our clients well and capitalize on a great number of business opportunities in many countries and regions of the world.

•

Sophisticated models with practical application. We have invested significant time and resources for more than three decades in developing highly sophisticated and practical index methodologies and risk models that combine financial theory and investment practice. We enhance our existing models to reflect the evolution of markets and to incorporate methodological advances into risk forecasting. New models and major enhancements to existing models are reviewed by our model review committee.

•

Open architecture and transparency. We have an open architecture philosophy aimed at increasing data access and integration features in our products and services. Clients can access our data through our software applications, third-party applications or their own applications. We also recognize that the marketplace is complex and that a competitor in one context may be a supplier or distributor in another context. For example, Standard & Poor’s competes with us in index products, supplies index data that we distribute in our portfolio analytics software products and jointly developed and maintains GICS and GICS Direct with us. In order to provide transparency, we document and disclose many details of our models and methodologies to our clients so that they can better understand and utilize the tools we offer. Consistent with our open architecture approach, we believe this transparency benefits us and our clients.

•

Scalable application platforms. We will continue to invest in our data centers, technology platform and software products to provide highly scalable solutions for the processing of large volumes of asset and portfolio data. In doing so, we are able to offer clients computing capacity that they would otherwise not be able to access in a cost-effective manner through internal development.

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

•

Extensive historical databases. We have accumulated extensive databases of historical global market data, proprietary equity index data, private real estate benchmark data, risk data and ESG data. We believe our substantial and valuable databases of proprietary index and risk data, including over 40 years of certain index data history, nearly 40 years of certain risk data history and over 13 years of certain historical governance data, would be difficult and costly to replicate. The information is not available from any single source and would require intensive data checking and quality assurance testing that we have performed over our many years of accumulating this data. Historical data is a critical component of our clients’ investment processes, allowing them to research and back-test investment strategies and analyze portfolios over many investment and business cycles and under a variety of historical situations and market environments.

Clients

For the year ended December 31, 2014, we served approximately 6,700 clients across 87 countries worldwide, with 51.0% of revenues coming from clients in the Americas, 36.5% in EMEA and 12.5% in Asia and Australia. Our clients include asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, ETFs, real estate, hedge funds and private wealth; and financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants. To calculate the number of clients, we may count certain affiliates and business units within a single organization as separate clients. For example, the asset management and broker-dealer units of a diversified financial services firm may be treated as separate clients, even though the financial services firm is the only party to the applicable subscriptions or licenses.

Our Aggregate Retention Rates were 93.0% and 91.5% for the years ended December 31, 2014 and 2013, respectively. Our Core Retention Rates were 93.2% and 91.8% for the years ended December 31, 2014 and 2013, respectively. For a description of the calculation of our Aggregate and Core Retention Rates, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Metrics and Drivers—Operating Metrics—Retention Rates” below.

Revenues from our ten largest clients contributed a total of 25.8%, 25.1% and 27.0% of our total revenues for the years ended December 31, 2014, 2013 and 2012 respectively.

In the years ended December 31, 2014, 2013 and 2012, our largest client organization by revenue, BlackRock, Inc. and its affiliates (“BlackRock”), accounted for 10.6%, 9.7% and 8.5% of our operating revenues, respectively. For the years ended December 31, 2014, 2013 and 2012, 92.1%, 89.1% and 84.0%, respectively, of our revenues from BlackRock were attributable to fees based on the assets of ETFs linked to MSCI equity indexes, including its iShares ETF business.

Marketing

We market our products to asset owners, chief investment officers, active and passive portfolio managers, ETF providers, and chief risk officers around the world. See “—Clients” above. Our research and product management teams seek to understand our clients’ investment processes and needs in order to design tools that help clients understand the dimensions of performance and risk in their portfolios and make better-informed investment decisions.

Members of our research team and other employees regularly speak at industry conferences, as well as at our own events. For example, we hosted over 625 seminars, webinars, conferences and workshops in various locations across the globe in fiscal 2014. These seminars, webinars, conferences and workshops bring our staff and our clients together, expose those clients to our latest research and product enhancements and give our staff an opportunity to gain insight into our clients’ needs. Our marketing professionals also arrange interviews for our industry and product experts in prominent financial and trade media and issue press releases from time to time on client wins, new research and product developments. We also communicate directly with both clients and prospective clients through our email newsletters which deliver research, company news and product specific news and through our public website and client portals. Our marketing department collaborates with our product specialists to analyze our clients’ use of our products and to analyze the competitive landscape for our products. We also supplement these direct marketing efforts with targeted online advertising and co-branding initiatives with some of our major clients.

Sales and Client Support

As of December 31, 2014, our client coverage offices included approximately 250 sales people and 330 client support people worldwide. Of these, over 95 were located in our New York offices and over 80 were located in our London office. In the last few years we have expanded our sales efforts to increase our revenues and our client service efforts to ensure client satisfaction and develop client loyalty. In recent years, for example, we have opened new sales and client coverage offices in Santiago, Chile, Seoul, Korea and Taipei, Taiwan and expanded our sales presence in China and the Middle East. In 2014, we also significantly increased the number of client coverage employees in the Philippines and India. We have also created more specialized sales and client support teams to increase our impact in each client segment, namely hedge funds, asset owners, financial advisors, private wealth managers and broker dealers. In the Americas, we also increased our focus on smaller asset managers and hedge funds, financial advisors and insurance firms. Our sales and client support staff are based in 30 offices around the world enabling us to provide valuable face-to-face client service and focus efforts on developing new clients in more locations.

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

Utilizing a deep understanding of the investment process worldwide, our research department develops, reviews and enhances our various methodologies and models. Our global data operations and technology team designs and manages our processes and systems for market data procurement, proprietary data production and quality control. Our application development team builds our sophisticated software applications. As part of our product development process, we also commonly undertake extensive consultations with our clients and other market participants to understand their specific needs and investment process requirements. Our product management team facilitates this collaborative product development and production approach. The roles and functions of our product development and production teams include:

•

Research. Our models are developed by a cross-functional research team of mathematicians, economists, statisticians, financial engineers and investment industry experts. Our index and risk and analytics research departments combine extensive academic credentials with broad financial and investment industry experience. They work on both developing new models and methodologies and enhancing existing ones. We monitor investment trends and their drivers globally, as well as analyze product-specific needs in areas such as capitalization-weighted, factor and specialized indexes, as well as instrument valuation, risk modeling, portfolio construction, asset allocation and value-at-risk simulation. An important way we monitor global investment trends and their implications for our business is through the forum provided by our Editorial Advisory Board (“EAB”). Our EAB, which was established in 1999, meets twice a year and is comprised of senior investment professionals from around the world and senior members of our performance and risk research team. In 2014, our index and portfolio and risk analytics researchers participated in numerous industry events and conferences, and their papers have been published in leading academic and industry journals. They also play a leading role in many of the seminars, workshops and webinars we host throughout the year, presenting and discussing their latest research findings with both clients and prospective clients.

•

Data Operations and Information Technology. Our data operations and technology teams consist of a combination of operations and information technology specialists. We licensed a large volume and variety of market data for every major market in the world, including fundamental and return data, from more than 200 third party sources in 2014. We apply our models and methodologies to this market data to produce our proprietary risk and index data. Our data operations team oversees this complex process. Our experienced information technology staff builds proprietary software and databases that house all of the data we license or produce in order for our data operations team to perform data quality checks and run our data production systems. Our software and data resides on servers, networks and databases engineered and managed by our IT Infrastructure team, and operated and monitored by our IT Operations team. This technology suite resides in our global data centers in Nevada, U.S. and Geneva, Switzerland. Our data factory produces our proprietary index data such as end of day and real time equity indexes, ESG indexes, real estate benchmarks, and our proprietary risk data such as daily and monthly equity risk forecasts, IPD performance and risk reporting and MSCI ESG Research reports. We have data operations and technology offices in North America, Europe and Asia.

•

Application Development. Certain of our proprietary risk data are made available to clients through our proprietary software applications, such as Barra Aegis, BarraOne, RiskManager, HedgePlatform, WealthBench, Credit Manager and ESG Manager. Our application development team consists of individuals with significant experience in both the finance and software industries. Our staff has an extensive skill set, including expertise in both the Java-based technologies used in our web-based, on-demand software application tool for multi-asset class risk analysis and reporting and Microsoft-based technologies used in our desktop equity and fixed income analytics software products. We also have extensive experience with database technologies, computational programming techniques, scalability and performance analysis and quality assurance. We use a customized software development methodology that leverages best practices from the software industry, including agile programming, test-driven development, parallel tracking, iterative cycles, prototyping and beta releases. We build our software applications by compiling multiple components, which enables us to reuse designs and codes in multiple products. Our software development projects involve extensive collaboration with our product management team and directly with clients. We have application development offices in the United States, Europe and Asia.

Our Competition

Many industry participants compete with us by offering one or more similar index products. Such products vary widely in scope, including by geographic region, business sector and risk category. Competitors in this business include FTSE International, Ltd. (a subsidiary of The London Stock Exchange Group PLC (the “LSE”)), Russell Investments (a subsidiary of the LSE), S&P Dow Jones Indices LLC (a joint venture company owned 27% by CME Group, Inc. and CME Group Services LLC and 73% by The McGraw-Hill Companies, Inc.), the Center for Research in Securities Prices (CRSP), EDHEC-Risk Institute, NYSE Euronext, DAX, STOXX Ltd., Bovespa, the Korea Stock Exchange, China Securities Index Co., Ltd., the Hang Seng Index, a strategic partnership between CME Group and Singapore Exchange Limited, Research Affiliates LLC, Morningstar, Inc., Nikkei Inc., Nomura Securities, Ltd., and the Tokyo Stock Exchange, Inc. There are also many smaller companies that create indexes primarily for use as the basis of ETFs. In addition, some investment institutions such as Wisdom Tree have created their own index products.

Our portfolio analytics products compete with offerings from a wide range of competitors, including Advanced Portfolio Technologies (a unit of SunGard), Axioma, Inc., Bloomberg Finance L.P., Capital IQ’s ClariFI (a Standard & Poor’s business), FactSet, Northfield Information Services, Inc. and Wilshire Analytics.

Our risk management analytics products compete with offerings from firms such as Algorithmics (a unit of IBM), Axioma, Barclays Capital, BlackRock Solutions, Bloomberg Finance L.P., FactSet, Imagine Software, KMV (a unit of Moody’s Corporation), State Street Analytics and SunGard Data Systems Inc. Additionally, many of the larger broker-dealers have developed proprietary risk management analytics tools for their clients. Similarly, many investment institutions, particularly the larger global organizations, have developed their own internal risk management analytics tools.

We also have a variety of competitors for our other products that comprise a smaller portion of our revenues.

Intellectual Property and other Proprietary Rights

We consider many aspects of our products, processes and services to be proprietary. We have registered, among others, “MSCI,” “Barra,” “RiskMetrics,” “InvestorForce,” “IPD” and “FEA” as trademarks or service marks in the United States and in certain foreign countries. We will continue to evaluate the registration of additional trademarks, service marks and copyrights as appropriate. From time to time, we also file patent applications to protect our proprietary rights. We currently hold 23 U.S. and foreign patents and have four U.S. patents pending. Additionally, many of our products, processes and services require the use of intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our products, processes and services.

Although we believe the ownership of such patents, copyrights, trademarks, service marks, the implementation of certain measures to protect our intellectual property and proprietary rights and our ability to obtain the rights to use intellectual property of third parties are important to our business and contribute in part to our overall success, we do not believe we are dependent on any one of our intellectual property rights or any one license to use third party intellectual property. For a description of the risks associated with legal protection of our intellectual property and other rights, infringement claims and the ability to obtain or renew licenses for third party intellectual property, see Part I, Item 1A. “Risk Factors—Legal Protections for our intellectual property rights and other rights may not be sufficient or available to protect our competitive advantages. Third parties may infringe on our intellectual property rights, and third-party litigation may materially adversely affect our ability to protect our intellectual property rights” below.

Employees

We had 2,926 employees as of December 31, 2014 and 2,580 employees not related to the ISS operations as of December 31, 2013. As of December 31, 2014, 50.5% of our employees were located in emerging market centers compared to 46.2% of our employees, excluding those who left as part of the ISS disposition, as of December 31, 2013.

Government Regulation

The Company is subject to reporting, disclosure and recordkeeping obligations pursuant to SEC requirements. MSCI ESG Research Inc. is a registered investment adviser and must comply with the requirements of the Investment Advisers Act of 1940 and related SEC regulations. Such requirements relate to, among other things, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. A subsidiary of MSCI ESG Research Inc. must comply with the applicable Australian Financial Services Authority. MSCI registered in 2012 with the State Council Information Office of the Ministry of Commerce and the State Administration for Industry and Commerce in China as a foreign institution supplying financial information services in China.

Available Information

Our corporate headquarters are located at 7 World Trade Center, 250 Greenwich Street, New York, New York, 10007, and our telephone number is (212) 804-3900. We maintain a website on the Internet at www.msci.com. The contents of our website are not a part of or incorporated by reference in this Annual Report on Form 10-K.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements and other information that we file electronically with the SEC at www.sec.gov. We also make available free of charge, on or through our website, these reports, proxy statements and other information as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these, click on the “SEC Filings” link found on our Investor Relations homepage (http://ir.msci.com).

We also use our Investor Relations homepage and corporate Twitter account (@MSCI_Inc) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about us when you subscribe to the notification service available through our website by visiting the “Email Alert Subscription” section at http://ir.msci.com/alerts.cfm?. The contents of our website and social media channels are not, however, a part of or incorporated by reference in this Annual Report on Form 10-K.

Item 1A.   Risk Factors

You should carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. You should read the section titled “Forward-Looking Statements” on page 1 for a description of the types of statements that are considered forward-looking statements, as well as the significance of such statements in the context of this Annual Report on Form 10-K.

Risks Related to Our Business

If we lose key outside suppliers of data and products or if the data or products of these suppliers have errors or are delayed, we may not be able to provide our clients with the information and products they desire.

Our ability to produce our products and develop new products is dependent upon the products of other suppliers, including certain data, software and service suppliers. Our index, real estate, ESG and analytics products are dependent upon (and of little value without) updates from our data suppliers and most of our software products are dependent upon (and of little value without) continuing access to historical and current data. Throughout our businesses, we utilize certain data provided by third party data sources in a variety of ways, including large volumes of data from certain stock exchanges around the world. As of December 31, 2014, there were over 200 such data suppliers. If the data from our suppliers has errors, is delayed, has design defects, is unavailable on acceptable terms or is not available at all, our business, financial condition or results of operations could be materially adversely affected.

Many of our data suppliers compete with one another and, in some cases, with us. For example, Standard & Poor’s competes with us in index products, supplies index data that we distribute in our portfolio analytics software products and jointly developed and maintains GICS and GICS Direct with us. Some of our agreements with data suppliers allow them to cancel on short notice and we have not completed formal agreements with all of our data suppliers, such as certain stock exchanges. From time to time we receive notices from data suppliers, including stock exchanges, threatening to terminate the provision of their data to us, and some data suppliers, including at least one stock exchange, have terminated the provision of their data to us. Termination of provision of data by one or more of our significant data suppliers or exclusion from, or restricted use of, or litigation in connection with, a data provider’s information could decrease the information available for us to use (and offer our clients) and may have a material adverse effect on our business, financial condition or results of operations.

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

A portion of our revenues are from asset-based fees and these revenue streams are concentrated in some of our largest clients, including BlackRock, Inc. and its affiliates (“BlackRock”), and in our largest market, the United States. Our clients, including our largest clients, may seek to negotiate a lower asset-based fee percentage for a variety of reasons. As the assets of index-linked investment products managed by our clients change, they may request to pay us lower asset-based fee percentages. Additionally, competition is intense and increasing rapidly among our clients that provide exchange traded funds (“ETFs”), among other products. The fees ETF providers charge their clients are one of the competitive differentiators for these ETF managers.

Moreover, clients that have licensed our indexes to serve as the basis of index-linked investment products are generally not required to continue to use our indexes and could elect to cease offering the product or could change the index to a non-MSCI index, and at least one large client has ceased using MSCI indexes as the basis for a significant number of its index funds in the past. In such instances, our asset-based fees could dramatically decrease, which could have a material adverse effect on our business, financial condition or results of operations. The ability of our licensees to cease using our indexes is generally true not just with respect to an index’s use as the basis of an ETF but also with respect to its use as the basis of other financial products, including mutual funds and institutional funds. Finally, to the extent that an asset manager finds it beneficial to offer clients ETFs and institutional funds based on the same indexes, a shift away from use of an index as the basis of one type of product may lead to a corresponding shift away from the use of the same index as the basis of the other type of product.

If we are required to offer clients materially lower asset-based fee percentages with respect to investment products that generate fees based on the assets of such products or our largest clients cease to use our indexes, our revenues could be negatively impacted, which could have a material adverse effect on our business, financial condition or results of operations.

Our revenues attributable to asset-based fees may be affected by changes in the capital markets, particularly the equity capital markets. A decrease in our revenues attributable to these products could have a material adverse effect on our business, financial condition or results of operations.

Clients that use our indexes as the basis for certain index-linked investment products, such as ETFs and mutual funds, commonly pay us a fee based on the investment product’s assets. The value of an investment product’s assets may increase or decrease in response to changes in market performance and inflows and outflows, which could impact our revenues. In addition, in many cases our fees can be affected by an increase or decrease in a product provider’s total expense ratio (“TER”). In those cases, a reduction in the TER may negatively impact our revenues. Asset-based fees make up a significant portion of our revenues. They accounted for 17.8% and 16.4% of revenues for the fiscal years ended December 31, 2014 and 2013, respectively. These asset-based fees accounted for 47.6% and 43.6% of the revenues from our ten largest clients for the fiscal years ended December 31, 2014 and 2013, respectively. Volatile capital markets, as well as changing investment styles, among other factors, may influence an investor’s decision to invest in and maintain an investment in an index-linked investment product. Accordingly, the value of assets in ETFs can fluctuate significantly over short periods of time. For example, as of December 31, 2014, the month-end value of assets in ETFs linked to MSCI equity indexes was $373.3 billion, which was 12.1% higher than the value of such assets as of December 31, 2013, and 1.2% lower than the value of such assets at September 30, 2014.

Our business relies heavily on electronic delivery systems, the Internet and our information technology platform, and any failures, disruptions or instability may materially adversely affect our ability to serve our clients.

We depend heavily on the capacity, reliability and security of our information technology platform, electronic delivery systems and its components, including our data centers, and the Internet. Heavy use of our electronic delivery systems and other factors such as loss of service from third parties, operational failures, sabotage, break-ins and similar disruptions from unauthorized tampering or hacking, human error, cyber-terrorism, natural disasters, power loss or computer viruses could impair our systems’ operations or interrupt their availability for extended periods of time. Our ability to effectively use the Internet may also be impaired due to infrastructure failures, service outages at third-party Internet providers or increased government regulation. If disruptions, failures or slowdowns occur with respect to our electronic delivery systems, the Internet or our information technology platform, our reputation and our ability to distribute our products effectively and to serve our clients, including those clients for whom we provide managed services, may be materially adversely affected. For example, we have in recent years experienced denial-of-service attacks. While we have been able to defend our systems against such attacks in the past, there is no assurance that we will be able to do so successfully in the future. We have also experienced unanticipated interruption and delay in the performance and delivery of certain of our products after we migrated certain of our applications and infrastructure to new data centers and may experience such interruptions and delays in the future with respect to the migrations within existing data centers or to new data centers. In response to such issues, we have in the past and could again be required to provide service credits. We could also experience cancellations and reduced demand for our products and services, resulting in decreased revenues. We may also incur increased operating expenses to repair, replace or remediate systems, equipment or facilities, and to protect ourselves from and defend against such disruptions and attacks. Accordingly, any significant failures, disruptions or instability affecting our information technology platform, electronic delivery systems or the Internet may have a material adverse effect on our financial condition or results of operations.

Any failure to ensure and protect the confidentiality of client data could adversely affect our reputation and have a material adverse effect on our business, financial condition or results of operations.

Many of our products provide for the exchange of sensitive information with our clients through a variety of media, such as the Internet, software applications and dedicated transmission lines. We rely on a complex system of internal processes and software controls along with policies, procedures and training to protect client data, such as client portfolio data that may be provided to us or hosted on our systems, against unauthorized data access or disclosure. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in the implementation of our internal controls, policies or procedures, or if an employee purposely circumvents or violates our internal controls, policies or procedures, then unauthorized access to, or disclosure or misappropriation of, client data could occur. Such unauthorized access, disclosure or misappropriation may result in claims against us by our clients or regulatory inquiry or censure, which could, individually or in the aggregate, damage our reputation and/or have a material adverse effect on our business, financial condition or results of operations. If a failure of our internal controls, policies or procedures results in a security or data privacy breach, we could also incur increased operating expenses to remediate the problems caused by the breach and prevent future breaches, which could have a material adverse effect on our financial condition or results of operations.

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

We change the composition of our indexes from time to time. We believe that, in some cases, the changes we make to our equity indexes can affect the prices of constituent securities as well as products based on our indexes. Our index clients rely on us to keep confidential material non-public information about changes to the future composition of an index and to protect against the misuse of that information until the change to the composition of the index is disclosed to clients. We have confidentiality policies in place and have implemented information barrier procedures to limit access to this information and to prevent the unauthorized disclosure and misuse of information regarding material non-public changes to the composition of our equity indexes. If our confidentiality policies or information barrier procedures fail or we are delayed in implementing such procedures as necessary with respect to a newly acquired business and an employee inadvertently discloses, or deliberately misuses, material non-public information about a change to one of our indexes, our reputation may suffer. Clients’ loss of trust and confidence in our confidentiality policies or information barrier policies and procedures could lead to a negative reputation throughout the investment community, which could have a material adverse effect on our business, financial condition or results of operations.

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

We face competition across all markets for our products. Our competitors range in size from large companies with substantial resources to small, single-product businesses that are highly specialized. Our larger competitors may have access to more resources and may be able to achieve greater economies of scale, and our specialized competitors that are focused on a narrower product line may be more effective in devoting technical, marketing and financial resources to compete with us with respect to a particular product. Larger competitors may offer price incentives to expand their market share, and may also consolidate with one another or form joint ventures or other business arrangements, which could allow for a narrower pool of competitors that are better capitalized or that are able to gain a competitive advantage through synergies resulting from an expanded suite of products and services.

In addition, barriers to entry may be low in many of the markets for our products, including for single-purpose product companies. The Internet as a distribution channel has increasingly allowed free or relatively inexpensive access to information sources, which has reduced barriers to entry even further. Low barriers to entry could lead to the emergence of new competitors; for example, broker-dealers and data suppliers could begin developing their own proprietary risk analytics or indexes. See “—Changes in government regulations, including implementation of new or pending financial regulations, could materially adversely affect our business, financial condition or results of operations—Potential and Proposed Regulation Affecting Benchmarks” below.

Financial and budgetary pressures affecting our clients, including those resulting from weak or volatile economic conditions, may lead certain clients to reduce their overall spending on our products, including by seeking products at a lower cost than what we are able to provide, by consolidating their spending with fewer providers or by self-sourcing certain of their informational needs. Accordingly, competitive pressures may result in fewer clients, fewer subscriptions or investment product licenses, price reductions, and increased operating costs, such as for marketing and product development, which could, individually or in the aggregate, result in lower revenue, gross margins and operating income. See “—Our clients that pay us a fee based on assets of an investment product may seek to negotiate a lower asset-based fee percentage or may cease using our indexes, which could limit the growth of or decrease our revenues from asset-based fees” above and Part I, Item 1. “Business—Our Competition” above.

To remain competitive and generate customer demand, we must successfully develop new products and effectively manage transitions. Failure to do so could limit our ability to maintain or grow current revenues, which could have a material adverse effect on our business, financial condition or results of operations.

We operate in an industry that is characterized by rapid technological change and evolving industry standards. Due to the highly volatile and competitive nature of this industry and the impact of technological change on our products, we must continually introduce new products and services, enhance, including through integration, existing products and services, and effectively generate customer demand for new and upgraded products and services. If, among other things, we fail to accurately predict or respond or adapt to evolving technologies and changing industry standards, if we fail to anticipate and meet the needs of our clients through the successful development of new products and services, if our new products and services are not attractive to our clients, if our new products do not perform as well as anticipated, if the launch of new products and offering of new services is not timely, or if competitors in any business line introduce products, services, systems and processes that are more competitive than ours or that gain greater market acceptance, we could lose market share and clients to our competitors which could materially adversely affect our business, financial condition and results of operations.

We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products and services that satisfy our clients’ needs and generate revenues required to provide the desired results. For example, we have made, and need to continue to make, investments in our technology platform in order to provide competitive products and services to our clients. From time to time, we also incur costs to integrate existing products and platforms and transition clients to enhanced products and services, which also presents execution risks and challenges. If we are unable to effectively manage transitions to new or enhanced products and services, our business, financial condition and results of operations could be materially adversely affected. Also see “—If our products contain undetected errors or fail to perform properly due to defects, malfunctions or similar problems, it could have a material adverse effect on our business, financial condition or results of operations” below.

If we are unable to manage our operating costs as anticipated or our operating costs are higher than expected, our operating results may fluctuate significantly.

We may experience higher than expected operating costs, including increased personnel costs, occupancy costs, selling and marketing costs, investments in geographic expansion, communication costs, travel costs, software development costs, professional fees, costs related to information technology infrastructure and other costs. If operating costs exceed our expectations and cannot be adjusted accordingly, our anticipated profitability may be reduced and our anticipated results of operations and financial position may be materially adversely affected.

A limited number of clients account for a material portion of our revenue. Cancellation of subscriptions or investment product licenses by any of these clients could have a material adverse effect on our business, financial condition or results of operations.

For the fiscal years ended December 31, 2014 and 2013, revenues from our ten largest clients accounted for 25.8% and 25.1% of our total revenues, respectively. Our revenue growth depends on our ability to obtain new clients and achieve and sustain a high level of renewal rates with respect to our existing subscription base. Failure of one or more of these subscription objectives could have a material adverse effect on our business, financial condition and operating results. For the fiscal year ended December 31, 2014, our largest client organization by revenue, BlackRock, accounted for 10.6% of our total revenues. For the fiscal years ended December 31, 2014 and 2013, 92.1% and 89.1%, respectively, of the revenue from BlackRock came from fees based on the assets in BlackRock’s ETFs that are based on our indexes. If one or more of our largest clients cancels or reduces its subscriptions or investment product licenses and we are unsuccessful in replacing those subscriptions or licenses, our business, financial condition or results of operation could be materially adversely affected. See “—Our clients that pay us a fee based on the assets of an investment product may seek to negotiate a lower asset-based fee percentage or may cease using our indexes, which could limit the growth of or decrease our revenues from asset-based fees” above.

Our growth and profitability may not continue at the same rate as we have experienced in the past, which could have a material adverse effect on our business, financial condition or results of operations.

We have experienced significant growth since we began operations. There can be no assurance that we will be able to maintain the levels of growth and profitability that we have experienced in the past. Among other things, there can be no assurance that we will be as successful in our product development and marketing efforts as we have been in the past, or that such efforts will result in growth or profit margins comparable to those we have experienced in the past. See “—To remain competitive and generate customer demand, we must successfully develop new products and effectively manage transitions. Failure to do so could limit our ability to maintain our current revenues, which could have a material adverse effect on our business, financial condition or results of operations” above.

We are dependent on key personnel in our professional staff for their expertise. If we fail to attract or retain the necessary qualified personnel, our business, financial condition or results of operations could be materially adversely affected.

The development, maintenance and support of our products is dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees. Accordingly, the success of our business depends to a significant extent upon the continued service of our executive officers and other key management, research, sales and marketing, operations, information technology and other technical personnel. Although we do not believe that we are overly dependent upon any individual employee, our management and other employees may terminate their employment at any time and the loss of any of our key employees could have a material adverse effect on our business, financial condition or results of operations.

We believe our future success will also depend in large part upon our ability to attract, engage and retain highly skilled managerial, research, sales and marketing, information technology, software engineering and other technical personnel. Competition for such personnel worldwide is intense, and there can be no assurance that we will be successful in attracting, enaging or retaining such personnel. If the compensation plans that we currently have in place, including our cash and equity incentive plans, do not adequately engage our key employees or are not competitive, we may lose key personnel. If we fail to attract, engage and retain the necessary qualified personnel, the quality of our products as well as our ability to support and retain our customers and achieve business objectives may suffer, which could have a material adverse effect on our business, financial condition or results of operations.

Our growth may place significant strain on our management and other resources.

We must plan and manage our growth effectively to increase revenue and profitability. Our growth, including in emerging market locations, has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial, management, legal and compliance processes and information systems to keep pace with the growth of our business. There can also be no assurance that, if we continue to grow organically or by way of acquisitions, management will be effective in attracting, training and retaining additional qualified personnel, including additional managers or key employees, developing effective leadership in all of our locations, expanding our physical facilities and information technology infrastructure, integrating acquired businesses or otherwise managing growth. Additionally, new hires require significant training and may, in some cases, take a significant amount of time before becoming fully productive. Any failure to effectively manage growth or to effectively manage the business could have a material adverse effect on our business, financial condition or results of operations. See “—We are subject to unanticipated costs in connection with political, economic, legal, operational, franchise and other risks as a result of our international operations, which could adversely impact our businesses in many ways” below, “—We are dependent on key personnel in our professional staff for their expertise” above, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and Part I, Item 1. “Business—Company History” above.

Changes in government regulations, including the implementation of new or pending financial regulations, could materially adversely affect our business, financial condition or results of operations.

The financial services industry is subject to extensive regulation at the federal and state levels, as well as by foreign governments. It is very difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business and our clients’ businesses. If we fail to comply with any applicable laws, rules or regulations, we could be subject to fines or other penalties. It is possible that laws or regulations could cause us to restrict or change the way we license our products or could impose additional costs on us. Some changes to the laws, rules and regulations applicable to our clients could impact their demand for our products and services. There can be no assurance that changes in laws, rules or regulations will not have a material adverse effect on our business, financial condition or results of operations. See “—Our financial condition and results of operations may be negatively impacted to the extent that our clients are affected by adverse changes in the financial markets” below.

•

Investment Advisers Act. Except with respect to certain products provided by MSCI ESG Research Inc. and certain of its subsidiaries, we believe that our products do not constitute or provide investment advice as contemplated by the Investment Advisers Act of 1940 (“Advisers Act”). Future developments in our product line or changes to current laws, rules or regulations could cause this status to change. The Advisers Act imposes fiduciary duties, recordkeeping and reporting requirements, disclosure requirements, limitations on agency and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. It is possible that in addition to MSCI ESG Research and certain of its subsidiaries, other entities in our corporate family may be required to register as an investment adviser under the Advisers Act or comply with similar laws or requirements in states or foreign jurisdictions. For example, a subsidiary of MSCI ESG Research Inc. in Australia must comply with applicable Australian Financial Services Authority requirements.

We may also be materially adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. In addition, we may be materially adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

•

Dodd-Frank Act. As a result of the global financial crisis, the U.S. Congress undertook major financial reform which led to the enactment on July 21, 2010 of the Dodd-Frank Act. The Dodd-Frank Act could have a significant impact on many aspects of the way in which the financial services industry conducts business and has and will continue to impose substantial new regulation on, and regulatory oversight of, a wide variety of financial services institutions. Although many of the effects of the Dodd-Frank Act will be largely unknown until all of the regulations have been finalized and implemented, complying with its existing and future requirements could negatively impact the business, operations and financial viability of many of our clients which, in turn, could have a negative impact on our business, and results of operations. Additionally, following the global financial crisis, other jurisdictions outside the United States have adopted, or could in the future adopt, financial regulations affecting the financial services industry in those jurisdictions.

•

Data Privacy Legislation. Changes in laws, rules or regulations, or consumer environments relating to consumer privacy or information collection and use may affect our ability to collect and use data. There could be a material adverse impact on our direct marketing, licensing of historical data and business due to the enactment of legislation or industry regulations, or simply a change in practices, arising from public concern over consumer privacy issues. Restrictions could be placed upon the collection, management, aggregation and use of information that is currently legally available, in which case our cost of collecting some kinds of data could materially increase. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could materially adversely affect our ability to meet our clients’ needs.

•

Potential and Proposed Regulation Affecting Benchmarks. On September 18, 2013, the European Commission issued its proposal for regulating indexes used as benchmarks in financial instruments and financial contracts and as benchmarks used to measure the performance of investment funds (COM(2013) 641/3 and 2013/0314(COD)), which if adopted as proposed or with certain substantially similar provisions, could result in the regulation of many aspects of our equity and real estate index product lines, including, but not limited to, index development, calculation, dissemination, governance, maintenance and recordkeeping, as well as input data licensing, collection and dissemination. At this point, we do not know whether this proposal, or a similar proposal, will be adopted as regulation by the European Union, or if it is adopted, when it will be adopted and have an effect on our equity and real estate index products. Compliance with any regulation resulting from this proposal that leads to a material change in our business practices or our ability to offer indexes in the European Union, materially increases our costs of doing business, diminishes our intellectual property rights, materially impacts our contractual commitments to our data contributors or causes our data contributors to refuse to contribute data to us at a reasonable cost or at all could have a material adverse effect on our index business.

On October 20, 2011, the European Commission issued its proposal for MiFID/MiFIR 2 (COM (2011) 0652 and COM (2011) 0656). Agreement in principle has been reached among the European Commission, Parliament and Council, and we expect that the regulation when adopted and implemented will, among other things, mandate that, where the value of a financial instrument is calculated by reference to a benchmark, a person with proprietary rights to the benchmark will be required to ensure that clearing entities and trading venues may license the benchmark and receive relevant price and data feeds and information regarding the composition, methodology and pricing of the benchmark for the purposes of clearing and trading. It is also expected that access to such information will have to be granted by the benchmark owner within three months of the request and on the same basis as it is provided to other trading venues unless a different basis can be objectively justified. Because final guidance on the relevant technical standards has not yet been issued by ESMA, it is difficult to predict its full effect on our index business. In the event that compliance with this regulation leads to a material change in our business practices or our ability to offer our indexes, materially increases our cost of doing business, materially diminishes our intellectual property rights, materially impacts our contractual commitments to our data contributors, or causes our data contributors to refuse to contribute data to us at a reasonable cost or at all, it could have a material adverse effect on our index business.

On December 18, 2012, ESMA published guidelines on ETFs and other Undertakings for Collective Investment in Transferable Securities (“UCITS”) issues (ESMA/2012/832EN), which are updated from time to time by ESMA (“Guidelines”). The Guidelines limit the types of indexes that can be used as the basis of UCITS funds and require, among other things, index constituents, together with their respective weightings, to be made easily accessible free of charge, such as via the Internet, to investors and prospective investors on a delayed and periodic basis. The Guidelines became effective as of February 17, 2013 with respect to newly launched UCITS funds. They became effective for all UCITS funds on February 17, 2014. We have made available a client communication with respect to our policies as they relate to the Guidelines. To the extent that ESMA issues new guidance or different or new interpretations with respect to the Guidelines, complying with such guidance could have a negative impact on our business and results of operations, including a material negative impact on our licensing of index data and/or our indexes as the basis of ETFs and UCITS. Additionally, other jurisdictions outside of Europe have adopted, and others could adopt, similar concepts, proposals or regulations.

On June 6, 2013, ESMA published its final report setting out Principles for Benchmark-Setting Processes in the EU (ESMA/2013/659) (“ESMA Principles”). The ESMA Principles are intended to provide a general framework covering all stages of the benchmark setting process including data submission, administration, calculation, publication, the use of benchmarks and the continuity of benchmarks. The ESMA Principles are non-binding, but ESMA intends for them to help transition to a potential European Union framework for benchmarks, and ESMA will review the ESMA Principles’ application 18 months after their initial publication. To the extent that ESMA determines that the ESMA Principles include requirements for the benchmark administrators that are different from the IOSCO Principles (defined below) or to the extent that ESMA’s review of the industry’s implementation of the ESMA’s Principles results in changes and complying with any such additional requirements or changes to the ESMA Principles leads to a material change in our business practices or our ability to offer our indexes, materially increases our cost of doing business, materially diminishes our intellectual property rights, materially impacts our contractual commitments to our data contributors, or causes our data contributors to refuse to contribute data to us at reasonable cost or at all, there could be a material adverse effect on our index business.

On July 17, 2013, the International Organization of Securities Commissions (“IOSCO”) published its final report on principles for financial benchmarks (“IOSCO Principles”). The IOSCO Principles cover conflicts of interest, benchmark quality and integrity, methodology requirements, procedures related to handling complaints, documentation requirements and audit reviews. The IOSCO Principles require benchmark administrators to publicly disclose whether they comply with the IOSCO Principles within 12 months of their initial publication. IOSCO will review the extent to which the IOSCO Principles have been implemented within 18 months of publication. On July 16, 2014, we announced our implementation of the IOSCO Principles. To the extent that IOSCO’s review of industry members’ implementation of the IOSCO Principles results in changes whereby complying with IOSCO Principles leads to a material change in our business practices or our ability to offer our indexes, materially increases our cost of doing business, materially diminishes our intellectual property rights, materially impacts our contractual commitments to our data contributors, or causes our data contributors to refuse to contribute data to us at reasonable cost or at all, there could be a material adverse effect on our equity and real estate index product lines.

Our clients may become more self-sufficient, which may reduce demand for our products and materially adversely affect our business, financial condition or results of operations.

Our clients may develop internally certain functionality contained in the products they currently license from us. For example, some of our clients who currently license our risk data to analyze their portfolio risk may develop their own tools to collect data and assess risk, making our products unnecessary for them. Similarly, a number of our clients have obtained regulatory clearance to create indexes for use as the basis of ETFs that they manage. Additionally, in August 2011, BlackRock announced that it was seeking regulatory clearance to create indexes for use as the basis of ETFs that it would manage. To the extent that our clients become more self-sufficient, demand for our products may be reduced, which could have a material adverse effect on our business, financial condition or results of operations. See “—A limited number of clients account for a material portion of our revenue. Cancellation of subscriptions or investment product licenses by any of these clients could have a material adverse effect on our business, financial condition or results of operations” above.

Legal protections for our intellectual property rights and other rights may not be sufficient or available to protect our competitive advantages. Third parties may infringe on our intellectual property rights, and third-party litigation may materially adversely affect our ability to protect our intellectual property rights.

We consider many aspects of our products and processes to be proprietary. We rely primarily on a combination of trade secret, patent, copyright and trademark rights, as well as contractual protections and technical measures, to protect our products and processes. Despite our efforts, third parties may still try to challenge, invalidate or circumvent our rights and protections. There is no guarantee that any trade secret, patent, copyright or trademark rights that we may obtain will protect our competitive advantages, nor is there any assurance that our competitors will not infringe upon our rights. As we have experienced, even if we attempt to protect our intellectual property rights through litigation, it may require considerable cost, time and resources to do so, and there is no guarantee that we will be successful. Furthermore, our competitors may also independently develop and patent or otherwise protect products and processes that are the same or similar to ours. In addition, the laws of certain foreign countries in which we operate do not protect our proprietary rights to the same extent as do the laws of the United States. Also, some elements of our products and processes may not be subject to intellectual property protection.

•

Trademarks and Service Marks—We have registered “MSCI,” “Barra,” “FEA,” “InvestorForce,” “IPD” and “RiskMetrics” as trademarks or service marks in the United States and in certain foreign countries. We have also registered other marks for certain products and services in the United States and in certain foreign countries. When we enter a new geographic market or introduce a new product brand, there can be no assurance that our existing trademark or service mark of choice will be available. Furthermore, the fact that we have registered trademarks is not an assurance that other companies may not use the same or similar names.

•

Patents—We currently hold 23 U.S. and foreign patents. We currently have four U.S. patent applications pending. Patent applications can be extremely costly to process and defend. There can be no assurance that we will be issued any patents that we apply for or that any of the rights granted under any patent that we obtain will be sufficient to protect our competitive advantages.

•

Copyrights—We believe our proprietary software and proprietary data are copyright protected. If a court were to determine that any of our proprietary software or proprietary data, such as our index level data, is not copyright protected, it could have a material adverse effect on our business, financial condition or results of operations.

•

Confidentiality and Trade Secrets—Our license agreements limit our clients’ right to copy or disclose our proprietary software and data. It is possible, however, that a client might still make unauthorized copies of our proprietary software or data, which could have a material adverse effect on our business, financial condition or results of operations. For example, if a client who licensed a large volume of our proprietary historical data made that information publicly available, we might lose potential clients who could freely obtain a copy of the data. We also seek to protect our proprietary software and data through trade secret protection and through non-disclosure obligations with our employees. However, if an employee breaches his or her non-disclosure obligation and reveals a trade secret or other confidential information, we could lose the trade secret or confidentiality protection, which could have a material adverse effect on our business, financial condition or results of operations. Furthermore, it may be very difficult to ascertain if a former employee is inappropriately using or disclosing our confidential or proprietary information. We have investigated suspicions that former employees have used or disclosed our confidential or proprietary information, but we may not be able to determine with certainty whether misappropriation has occurred.

Likewise, we cannot be certain that we are aware or in the future will be aware of every instance in which this sort of behavior may occur. Additionally, the enforceability of our license and other agreements’ non-disclosure obligations and the availability of remedies to us in the event of a breach may vary due to the many different jurisdictions in which our clients and employees are located.

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

•

Third-Party Litigation—There have been a number of lawsuits in multiple jurisdictions, including in the United States and Germany, in the last few years regarding whether issuers of index-linked investment products are required to obtain a license from the index owner or whether issuers may issue investment products based on a publicly-available index level data without obtaining permission from (or making payment to) the index owner. The outcome of these cases depends on a number of factors, including the governing law, the amount of information about the index available without a license and the other particular facts and circumstances of the cases. In some instances, the results of these cases are favorable to the index owner, as in a recent case in the Illinois state courts involving the International Securities Exchange and its proposed use of the Dow Jones Industrial Average and the S&P 500 index. In other instances, the results have been unfavorable to the index owner, as in a 2009 case in German federal court ruling that the owner of an index trademark who publishes the index in a manner generally available to all market participants cannot prohibit, on the basis of German trademark law, a third party from referring to the index as a reference value in options issued by the third party if the trademark is used for informational and factual purposes and its use does not imply that a relationship exists with the trademark owner. If other courts or regulators or other governmental bodies in relevant jurisdictions determine that a license is not required to issue investment products linked to indexes, this could have a material adverse effect on our business, financial condition or results of operations. See “—Changes in government regulations, including implementation of new or pending financial regulations, could materially adversely affect our business, financial condition or results of operations” above. It might also lead to changes in current industry practices such that we would no longer make our index level data publicly available, such as via our website or news media, on a timely basis.

Third parties may claim we infringe upon their intellectual property rights. Such claims would likely be costly to defend, could require us to pay damages or limit our future use of certain technologies, which could have a material adverse effect on our business, financial conditions or results of operations.

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

Responding to intellectual property claims, regardless of merit, can consume valuable time, result in costly litigation or cause delays. We may be forced to settle such claims on unfavorable terms, and there can be no assurance that we would prevail in any litigation arising from such claims if such claims are not settled. We may be required to pay damages, to stop selling or using the affected products or applications or to enter into royalty and licensing agreements. There can be no assurance that any royalty or licensing agreements will be made, if at all, on terms that are commercially acceptable to us. From time to time we receive notices calling upon us to defend partners, clients, suppliers or distributors against such third-party claims under indemnification clauses in our contracts. If any of these risks materialize, the impact of claims of intellectual property infringement could have a material adverse effect on our business, financial condition or results of operations.

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

We rely on third-party software and data in connection with our product development and offerings. We depend on the ability of third-party software and data providers to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The third-party software and data we use may become obsolete or incompatible with future versions of our products. We also monitor our use of third-party software and data to comply with applicable license requirements. Despite our efforts, our use of certain third-party software and data has been challenged in the past and there can be no assurance that such third parties may not challenge our use in the future, resulting in increased software or data acquisition costs, loss of rights and/or costly legal actions. Our business could be materially adversely affected if we are unable to timely or effectively replace the functionality provided by software or data that becomes unavailable or fails to operate effectively for any reason. In addition, our operating costs could increase if license fees for third-party software or data increase or the efforts to incorporate enhancements to third-party or other software or data are substantial. Some of these third-party suppliers are also our competitors, increasing the risks noted above. If any of these risks materialize, it could have a material adverse effect on our business, financial condition or results of operations.

If our products contain undetected errors or fail to perform properly due to defects, malfunctions or similar problems, it could have a material adverse effect on our business, financial condition or results of operations.

Products we develop or license, including our indexes, may contain undetected errors or defects despite testing. Such errors can exist at any point in a product’s life cycle, but are frequently found after introduction of new products or enhancements to existing products. We continually introduce new methodologies and products, and new versions of our products. Despite internal testing and testing by current clients, our current and future products may contain serious defects or malfunctions. If we detect any errors before we release a product or publish a methodology, we might have to delay the product or index release for an extended period of time while we address the problem. We may not discover errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors, and in certain cases it may be impracticable to correct such errors. If undetected errors exist in our products or methodologies, or if our products fail to perform properly due to defects, malfunctions or similar problems, it could result in harm to our reputation, lost sales, delays in commercial release, third party claims, contractual disputes, negative publicity, delays in or loss of market acceptance of our products, license terminations or renegotiations and/or unexpected expenses and diversion of resources to remedy or mitigate such errors. The realization of any of these events could materially adversely affect our business, financial condition or results of operations. Also see “—We may become subject to liability based on the use of our products to support our clients’ investment processes” below.

Our business is dependent on our clients’ continued investment in equity securities as well as the measurement of the performance of our clients’ equity investments against equity benchmarks. If investment in equity markets declines, if our clients significantly reduce their investments in equity securities, or if they discontinue the use of equity benchmarks to measure performance, our business, financial condition or results of operations may be materially adversely affected.

A significant portion of our revenues comes from our products that are focused on various aspects of managing or monitoring equity portfolios. Volatility in equity markets over an extended period or other factors may lead to an overall decline in the viability of such markets, which could reduce new business opportunities for us and our clients. To the extent our clients significantly deemphasize equity securities in their investment strategies, the demand for our equity products would likely decrease, which could have a material adverse effect on our business, financial condition or results of operations.

Additionally, our equity index products serve as equity benchmarks against which our clients can measure the performance of their investments. If clients decide to measure performance on an absolute return basis instead of against an equity benchmark, the demand for our equity indexes could decrease. Any such decrease in demand for our equity index products could have a material adverse effect on our business, financial condition or results of operations.

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

In recent years, more free or relatively inexpensive information has become available, particularly through the Internet, and this trend may continue. The availability of free or relatively inexpensive information may reduce demand for our products. Weak economic conditions can also result in clients seeking to utilize lower-cost information that is available from alternative sources. To the extent that our clients choose to use these sources for their information needs, our business, financial condition or results of operations may be materially adversely affected. See “—Changes in government regulations, including implementation of new or pending financial regulations, could materially adversely affect our business, financial condition or results of operations—Potential and Proposed Regulation Affecting Benchmarks” above.

Our financial condition and results of operations may be negatively impacted to the extent that our clients are affected by adverse changes in the financial markets.

Unfavorable changes in global or domestic financial market conditions may negatively impact the performance and financial viability of our clients, the majority of which are in the financial services industry. As a result, adverse financial market conditions could result in reduced demand for our products and services from our clients due to, among other things: the closure or consolidation of our clients; the inability of our customers to pay for products or services, including delayed payment or underpayment; prolonged selling and renewal cycles; and increased reserves for doubtful accounts and write-offs of accounts receivable.

If we are unable to successfully identify, execute and realize synergies from acquisitions, or if we experience integration, financing, or other risks resulting from our acquisitions, our financial results may be materially adversely affected.

An element of our growth strategy is growth through acquisitions. As we continue pursuing selective acquisitions to support our growth strategy, we seek to be a disciplined acquirer, and there can be no assurance that we will be able to identify suitable candidates for successful acquisition at acceptable prices. In addition, our ability to achieve the expected returns and synergies from our past and future acquisitions depends in part upon our ability to effectively integrate the offerings, technology, sales, administrative functions and personnel of these businesses into our business. We cannot assure you that we will be successful in integrating acquired businesses or that our acquired businesses will perform at the levels we anticipate. In addition, our past and future acquisitions may subject us to unanticipated risks or liabilities or disrupt our operations. Any acquisition could present a number of risks, including:

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

In the event that we experience a high level of acquisition related activity within a limited period of time, the possibility of occurrence of these risks would likely increase for that period. In addition, if we are unsuccessful in completing acquisitions of other businesses, operations or assets or if such opportunities for expansion do not arise, our future growth, business, financial condition or results of operations could be materially adversely affected. See Part I, Item 1. “Business—Company History” above.

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

Revenues from index-linked investment products represented 17.8% and 16.4% of operating revenues for the years ended December 31, 2014 and 2013, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, a large majority of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the years ended December 31, 2014 and 2013, 14.3% and 15.1%, respectively, of our total revenues, including revenues attributable to income from discontinued operations, net of income taxes, were invoiced in currencies other than U.S. dollars. For the year ended December 31, 2014, 54.5% of our foreign currency revenues were in Euros, 23.8% were in British pounds sterling and 12.6% were in Japanese yen. For the year ended December 31, 2013, 53.9% of our foreign currency revenues were in Euros, 22.9% were in British pounds sterling and 13.0% were in Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 43.1% and 42.8% of our total operating expenses, including operating expenses in income from discontinued operations, net of income taxes, for the years ended December 31, 2014 and 2013, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Swiss francs, Hungarian forints, Hong Kong dollars and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the United States.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with intercompany loans that are denominated in certain foreign currencies. As a result of these positions, we recognized total foreign currency exchange losses of $3.0 million and $2.4 million for the years ended December 31, 2014 and 2013, respectively. Although we believe that our guidelines and policies are reasonable and prudent, any hedging instruments that we may enter into in the future may not be successful, resulting in an adverse impact on our results of operations.

To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase and could have a material adverse effect on our business, financial condition or results of operations.

We may become subject to liability based on the use of our products to support our clients’ investment processes.

Our products support the investment processes of our clients, which relate to, in the aggregate, trillions of dollars in assets. Use of our products as part of the investment process creates the risk that our clients, or the parties whose assets are managed by our clients, may pursue claims against us for very significant dollar amounts based on what may be alleged to be even a small error in certain of our products. Our client agreements have provisions designed to limit our exposure to potential liability claims brought by our clients or third parties based on the use of our products or failure to provide services under our client contracts. However, these provisions do not always eliminate liability entirely and may have certain exceptions that could result in the provision of credits, contractual penalties and adverse monetary judgments, or be invalidated by unfavorable judicial decisions or by federal, state, foreign or local laws.

Claims against us, even if their outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources and could have a negative impact on our reputation or pose a significant disruption to our normal business operations. In addition, the duration or outcome of such claims and lawsuits is difficult if not impossible to predict, which could further exacerbate the adverse effect they may have on our business operations.

Our indebtedness could materially adversely affect our business, financial condition or results of operations.

On November 20, 2014, we completed a private offering of $800.0 million in aggregate principal amount of 5.250% Senior Notes due 2024 (the “Notes”) and entered into a new $200.0 million senior unsecured revolving credit agreement (our “2014 Revolving Credit Agreement”). We used the net proceeds from the offering of the Notes, together with cash on hand, to prepay in full the $794.8 million of outstanding indebtedness under our amended and restated senior secured term loan facility. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding our 2014 Revolving Credit Agreement and the Notes. As of December 31, 2014, we had $800.0 million of outstanding indebtedness under the Notes and $200.0 million of undrawn aggregate commitments under our 2014 Revolving Credit Agreement, which includes $25.0 million for the issuance of letters of credit. Any borrowings under our 2014 Revolving Credit Agreement may be voluntarily prepaid and reborrowed. However, the undrawn portion of the aggregate commitments is subject to an unused commitment fee.

The Notes and our 2014 Revolving Credit Agreement are fully and unconditionally, and jointly and severally, guaranteed by our direct or indirect wholly-owned domestic subsidiaries that account for more than 5% of our and our subsidiaries’ consolidated assets, other than certain excluded subsidiaries (the “subsidiary guarantors”). Amounts due under our 2014 Revolving Credit Agreement are our and the subsidiary guarantors’ senior unsecured obligations and rank equally with the Notes and any of our other unsecured, unsubordinated debt, senior to any of our subordinated debt and effectively subordinated to our secured debt to the extent of the assets securing such debt. Our 2014 Revolving Credit Agreement and the indenture dated as of November 20,

2014 (the “Indenture governing our Notes”) among us, each of the subsidiary guarantors, and Wells Fargo Bank, National Association, as trustee, contain restrictive covenants that limit our ability and our existing and future subsidiaries’ abilities to, among other things, incur liens; incur additional indebtedness; make investments; make acquisitions, merge, dissolve, liquidate, consolidate with or into another person; sell, transfer or dispose of assets; pay dividends or other distributions in respect of our capital stock; change the nature of our business; enter into any transactions with affiliates other than on an arm’s length basis; and prepay, redeem or repurchase debt. In addition, the Indenture governing our Notes restricts our non-guarantor subsidiaries’ ability to create, assume, incur or guarantee additional indebtedness without such non-guarantor subsidiaries guaranteeing the Notes on a pari passu basis.

Our 2014 Revolving Credit Agreement also requires us to comply with the following two financial ratio maintenance covenants, which are tested at least quarterly on a rolling four-quarter basis: (i) our maximum consolidated leverage ratio must not exceed 3.75:1.00 and (ii) our minimum consolidated interest coverage ratio must be at least 4.00:1.00. Under the terms of our 2014 Revolving Credit Agreement, certain increases (or decreases) in our consolidated leverage ratio may result in an increase (or decrease) in the fees applicable to (i) outstanding borrowings under such facility and (ii) undrawn commitments under such facility, in each case, in a predetermined percentage amount (the “applicable margin”). If we experience, as of a scheduled quarterly test date, an increase in our consolidated leverage ratio above a threshold amount specified in our 2014 Revolving Credit Agreement, the interest rates on our outstanding borrowings and/or the fee rate on our unused commitments will rise by the applicable margin. Consequently, any increase in our consolidated leverage ratio could result in higher debt service costs under such facility, even if we do not have borrowings outstanding under such facility. In addition, our 2014 Revolving Credit Agreement and the Indenture governing our Notes contain certain affirmative covenants. Any of these restrictions may interfere with our ability to obtain financings and to engage in business activities, which could have a material adverse effect on our business, financial condition or results of operations.

We may be able to incur substantial additional indebtedness. This could further exacerbate the risks described above.

We may need to incur additional indebtedness, including secured indebtedness, in the future in the ordinary course of business. The terms of our 2014 Revolving Credit Agreement and the Indenture governing our Notes restrict, but do not completely prohibit, us from doing so. Our 2014 Revolving Credit Agreement provides for an incremental facility that allows us to increase aggregate commitments by an additional $200.0 million under certain circumstances. In addition, the Indenture governing our Notes allows us to issue additional Notes under certain circumstances. Accordingly, we may be able to incur substantial additional debt from time to time, under our existing debt agreements and otherwise, to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could increase. Specifically, a high level of indebtedness could, among other things:

•

require us to dedicate a substantial portion of our cash flows from operations or proceeds of any equity issuance or additional debt incurrence to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, dividend payments, development activity, acquisitions and other general corporate purposes;

•	increase our vulnerability to adverse general economic or industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business or the markets in which we operate;

•	make us more vulnerable to increases in interest rates, as borrowings under our 2014 Revolving Credit Agreement are at variable rates;

•

limit our ability to obtain additional financing in the future for working capital or other purposes, such as raising the funds necessary to repurchase all the Notes tendered to us upon the occurrence of specified changes of control in our ownership;

•	increase our interest expense;

•	make it difficult for us to optimally capitalize and manage the cash flow for our business; and

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness.

If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default under the terms of such agreements, which could result in an acceleration of repayment.

If we are unable to comply with the restrictions and covenants in our 2014 Revolving Credit Agreement and the Indenture governing our Notes, there could be a default under the terms of these debt agreements. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests, may be affected by events beyond our control including prevailing economic, financial and industry conditions. As a result, there can be no assurance that we will be able to comply with these restrictions and covenants or meet such financial ratios and tests, and any such default under our debt agreements could have a material adverse effect on our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities.

Additionally, if certain events of default occur, continue or remain uncured under our debt agreements, we are required to repurchase, redeem, repay or prepay, as the case may be, the debt under such agreement prior to maturity and/or such debt could become accelerated and immediately due and payable. For example, upon the occurrence of specified changes of control in our ownership, the holders of the Notes have the right to compel us to repurchase all or part of the Notes in cash at a price equal to 101.0% of the aggregate principal amount to be repurchased plus accrued interest. Additionally, the holders of the Notes may, in connection with certain events of default, accelerate the principal amount of the Notes, together with accrued and unpaid interest, and declare the same to be due and payable after giving the required notice. Likewise, under our 2014 Revolving Credit Agreement, the lenders may, in connection with certain events of default, elect to terminate borrowing commitments and declare all outstanding borrowings, together with accrued and unpaid interest and other fees, to be due and payable.

Our debt agreements also contain cross-default or cross-acceleration provisions, pursuant to which a default is deemed to have occurred under such agreement if a default or acceleration occurs under another debt agreement. For example, our 2014 Revolving Credit Agreement and the Indenture governing our Notes contain cross-default provisions relating to nonpayment by us or any of our subsidiaries in connection with debt aggregating $50.0 million or more (subject to certain cure periods). If any of the above events should occur, we and our subsidiaries may not have sufficient assets to repay in full all of our outstanding indebtedness. Additionally, we may not be able to amend our debt agreements or obtain needed waivers on satisfactory terms.

To service our indebtedness, we will require a significant amount of cash. However, our ability to generate cash depends on many factors beyond our control. If we are unable to generate a sufficient amount of cash, our financial condition and results of operations could be negatively impacted.

Our ability to make payments on our indebtedness and to fund planned capital expenditures depends on our ability to generate cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory and other factors, many of which are beyond our control. We cannot assure you that we will maintain cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our business may not generate sufficient cash flow from operations and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to secure additional financing on terms favorable or acceptable to us or at all. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, ability to obtain financing and ability to compete in our industry could be materially adversely affected.

Absent sufficient cash flow and the ability to refinance, we could also be forced to sell assets to make up for any shortfall in our payment obligations. However, the terms of our 2014 Revolving Credit Agreement and the Indenture governing our Notes limit our and our subsidiaries’ ability to sell assets and also restrict the use of proceeds from such a sale. Accordingly, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations on our indebtedness.

Increased costs of financing, a reduction in the availability of short-term and long-term funding and access to capital, fluctuations in the levels of interest rates and inflation or a downgrade of our credit rating, could materially adversely affect our liquidity, operating expenses and results.

At December 31, 2014, we had no borrowings outstanding under our 2014 Revolving Credit Agreement and all of our outstanding long-term debt was subject to a fixed interest rate. Adverse conditions in the domestic and global financial markets could, however, increase our costs for additional financing and negatively affect our ability to refinance, repurchase, redeem, repay or prepay, as the case may be, our debt at or prior to maturity, raise capital or fund other types of obligations. Our access to capital is also impacted by changes in interest rates and inflation, which could restrict the availability to us of short-term and long-term funding. Recent interest rates in the United States have been at historically low levels, and any increase in these rates could increase our interest expense and reduce our funds available for operations and other purposes with respect to newly incurred debt, or borrowings, if any, under our 2014 Revolving Credit Agreement. Additionally, any downgrades to our credit rating or outlook may increase the cost, and reduce the availability, of financing.

If we borrow under our 2014 Revolving Credit Agreement, such indebtedness would bear interest at fluctuating interest rates, primarily based on the London Interbank Offered Rate (“LIBOR”) for deposits of U.S. dollars. LIBOR tends to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the London interbank market. Increases in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expenses. To the extent we borrow under our 2014 Revolving Credit Agreement, we are not required to enter into interest rate swaps to hedge such indebtedness. If we decide not to enter into hedges on such indebtedness, our interest expense on such indebtedness will fluctuate based on LIBOR or other variable interest rates. Consequently, we may have difficulties servicing such unhedged indebtedness and funding our other fixed costs, and our available cash flow for general corporate requirements may be materially adversely affected.

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

Our operations depend on our ability to seamlessly provide clients with products and customer service. We must protect our equipment and the information stored in our computer-based networks and databases against fires, floods, earthquakes and other natural disasters, as well as power losses, computer and telecommunications failures, technological breakdowns, Internet failures, computer viruses, unauthorized intrusions, terrorist attacks on sites where we are located, and other events. We also depend on accessible physical office facilities and hardware for our employees in order for our operations to function properly. There can be no assurance that the business continuity plans that we have sufficiently cover or reduce the risk of interruption in our operations caused by these events. Additionally, we may incur significant data recovery costs following any such event, and the scope of recovery will depend on, among other things, the effectiveness of our business continuity plans in mitigating the risks associated with the particular event that has occurred.

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

We are subject to unanticipated costs in connection with political, economic, legal, operational, franchise and other risks as a result of our international operations, which could materially adversely impact our businesses in many ways.

As we continue to expand our international operations, we increase our exposure to political, economic, legal, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible capital controls, exchange controls, customs duties, sanctions compliance, tax penalties, levies or assessments and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability in certain of the countries or regions in which we conduct operations. In connection with the acquisitions of RiskMetrics and IPD, we acquired new offices in 10 non-U.S. locations. Since 2010, we have also opened offices in Santiago, Seoul, Taipei and Shanghai. We intend to further grow our presence in emerging market locations. A significant number of our employees are located in offices outside of the United States and a number of those employees are located in emerging market locations. The cost of establishing and maintaining these offices, including costs related to information technology infrastructure, as well as the costs of attracting, training and retaining employees in these locations may be higher, or may increase at a faster rate, than we anticipate which could have a material adverse effect on our business, financial condition or results of operations.

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

In order to penetrate markets outside of the United States, we must provide a suite of products and services that fit the needs of the local market. For example, the continued success of IPD’s products is dependent on understanding local real estate markets and maintaining relationships with local real estate industry bodies in the jurisdictions in which IPD operates. Demand for our products and services is still nascent in many parts of the world. Many countries have not fully developed laws and regulations regarding risk management and ESG and, in many cases, institutions in these countries have not developed widely accepted best practices regarding the same. If we do not appropriately tailor our products and services to fit the needs of the local market, we may be unable to effectively grow sales of our products and services outside of the United States. There can be no assurances that demand for our products and services will develop in these countries.

We may be exposed to liabilities under applicable anti-corruption laws and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. We have business in countries and regions which are less developed and are generally recognized as potentially more corrupt business environments. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various anti-corruption laws including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”) and the U.K. Bribery Act 2010. We have implemented safeguards and policies to discourage these practices by our employees and agents. However, our existing safeguards and any future improvements may prove to be less than effective and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions we may be subject to regulatory sanctions. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions and penalties, and we may be subject to other liabilities which could have a material adverse effect on our business, results of operations and financial condition.

Our brand and reputation are key assets and competitive advantages of our company and our business may be affected by how we are perceived in the marketplace.

Our ability to attract and retain customers is affected by external perceptions of our brand and reputation. Negative perceptions or publicity could damage our reputation with customers, prospects and the public generally, which could negatively impact, among other things, our ability to attract and retain customers, employees and suppliers, as well as suitable candidates for acquisition and or other combinations. See also “—Any failure to ensure and protect the confidentiality of client data could adversely affect our reputation and have a material adverse effect on our business, financial condition or results of operations” above, “—We have confidentiality policies in place regarding changes to the composition of our equity indexes and have implemented information barrier procedures to protect the confidentiality of the material, non-public information regarding changes to our equity indexes. If our confidentiality policies or information barrier procedures fail, our reputation could be damaged and our business, financial condition or results of operations could be materially adversely affected” above and “—If our products contain undetected errors or fail to perform properly due to defects, malfunctions or similar problems, it could have a material adverse effect on our business, financial condition or results of operation” above.

We may have exposure to additional tax liabilities in various jurisdictions.

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

We have goodwill and intangible assets of $1,998.5 million recorded on our balance sheet as of December 31, 2014. We evaluate the recoverability of recorded goodwill amounts and intangible assets annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring management’s judgment. Changes in fair market valuations and our operating performance or business conditions, in general, could result in future impairments of goodwill which could materially adversely affect our results of operations. In addition, if we are not successful in achieving anticipated operating efficiencies associated with acquisitions, our goodwill and intangible assets may become impaired.

The obligations associated with being a public company require significant resources and management attention.

As a public company, we are subject to the rules and regulations promulgated by the SEC and the New York Stock Exchange. For example, the Securities Exchange Act of 1934, as amended, requires that we file annual, quarterly and current reports with respect to our business and financial conditions and the Sarbanes Oxley Act of 2002 requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Our efforts to comply with these rules and regulations have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. See “—Changes in government regulations, including implementation of new or pending financial regulations, could materially adversely affect our business, financial condition or results of operations” above.

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

The market price of our common stock is likely to fluctuate in the future for a variety of factors, some of which are beyond our control. One possible outcome of such fluctuation could be a decline in the value of your investment. For example, some of the factors that may cause the market price of our common stock to fluctuate include:

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

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our products to achieve or maintain market acceptance;

•	failure to produce or distribute our products;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	changes in our dividend policy or stock repurchase program;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	litigation involving our Company, our general industry or both;

•	changes in or departures of key personnel;

•	investors’ general perception of us, including any perception of misuse of sensitive information;

•	changes in general economic, industry and market conditions in one or more significant regions around the world; and

•	changes in regulatory developments in the United States, foreign countries or both and changes in other dynamics.

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

As of December 31, 2014, 112,072,469 shares of our common stock were outstanding and freely tradable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.

In November 2007, we filed a registration statement registering under the Securities Act the 12,500,000 shares of common stock reserved for issuance in respect of incentive awards to our officers and certain of our employees pursuant to the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan and the 500,000 shares of common stock reserved for issuance in respect of equity awards made to our directors who are not employees of the Company or Morgan Stanley pursuant to the MSCI Independent Directors’ Equity Compensation Plan. As of December 31, 2014, we had issued 6,377,840 and 159,194 shares of common stock under the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan and MSCI Independent

Directors’ Equity Compensation Plan, respectively. In connection with the acquisition of RiskMetrics, we filed a registration statement registering under the Securities Act the 4,257,779 shares of MSCI common stock reserved for issuance in respect of incentive awards to officers and certain employees of RiskMetrics pursuant to the RiskMetrics Group, Inc. 2000 Stock Option Plan, RiskMetrics Group, Inc. 2004 Stock Option Plan, Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan and RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (collectively, the “RMG Plans”). As of December 31, 2014, we had issued 3,667,188 shares of common stock under the RMG Plans. In June 2010, we also filed a registration statement assuming 3,060,090 shares available under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan. As of December 31, 2014, we had issued 2,023,798 shares of common stock under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan, which terminated on June 30, 2012. See Note 10, “Share Based Compensation—Deferred Stock Awards and—Stock Option Awards” of the Notes to the Consolidated Financial Statements included herein.

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

We may not be able to maintain payments of dividends at current levels and the failure to do so may negatively affect the market price of our common stock.

On September 17, 2014, our Board of Directors approved a plan to initiate a regular quarterly cash dividend to our shareholders. We paid our first quarterly dividend on October 31, 2014 and our Board of Directors declared our second quarterly dividend on February 3, 3015, which is to be paid on March 13, 2015 to shareholders of record as of the close of trading on February 20, 2015, in each case, in an amount of $0.18 per share of common stock. Although we plan to continue to pay such regular quarterly dividends at an anticipated initial aggregate annual dividend rate of $0.72 per share, there can be no assurance that we will be able to continue to do so or that we will achieve an annual dividend rate in any particular amount. Our Board of Directors may, in its discretion, decrease the level of dividends or entirely discontinue the payment of dividends at any time if it deems such action to be in the best interests of the Company and our shareholders.

Our cash dividend policy is based upon our Board of Directors’ assessment of our financial condition and the general business environment in which we operate at the time of declaration. Any future declaration and payment of cash dividends to our shareholders depends on the assessment of a number of factors, some of which are beyond our control, and a change in any one or more factors could affect our dividend policy. These factors include: our results of operations and liquidity; future prospects for earnings and cash flows; our available cash on hand and anticipated cash needs; the level and timing of capital expenditures, principal repayments and other capital needs; our ability to comply with current or future financial and negative covenants that limit our ability to pay dividends and make certain other restricted payments (including the incurrence covenants contained in our 2014 Revolving Credit Agreement and the Indenture governing our Notes); tax treatment of dividends in the United States; legal restrictions on the payment of dividends and other provisions of law in any applicable jurisdiction; and any other factors that our Board of Directors may deem relevant in light of the prevailing conditions at the time of such assessment. As a result, we can give no assurance that we will in the future choose or be able to declare or pay a cash dividend, maintain our current level of dividends or increase them over time. Our failure to declare or pay a dividend, a reduction in the level of such dividend or the discontinuance of such dividend could materially adversely affect the market price of our common stock.

The share repurchase programs approved by our board of directors may not result in enhanced value to shareholders and may negatively affect our share price.

On February 4, 2014, our Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of our common stock, which was subsequently increased to $850.0 million (the “2014 Repurchase Program”). Share repurchases made pursuant to the 2014 Repurchase Program may take place through December 31, 2016 in the open market or in privately negotiated transactions from time to time based on market and other conditions. Pursuant to the 2014 Repurchase Program, on September 18, 2014, we entered into a $300.0 million accelerated share repurchase (“ASR”) agreement with Goldman Sachs & Co. (“GS&Co.”) under which, on September 19, 2014, we paid GS&Co. $300.0 million in cash and received approximately 4.5 million shares of our common stock. The total number of shares to be repurchased will be based primarily on an arithmetic average of the volume-weighted average prices of our common stock on each trading day during the repurchase period. This average price will be capped such that only under limited circumstances will we be required to deliver shares or pay cash at settlement. We may receive from GS&Co. additional shares at or prior to maturity of this ASR agreement in May 2015.

The 2014 Repurchase Program carries risks and uncertainties, including, among other things, that the authorized purchases will not be completed within the expected timing or will not be made at the best possible price. Additionally, we are permitted to, and may, discontinue the 2014 Repurchase Program at any time, including, without limitation, upon determining that we have insufficient cash flows to continue to execute such program. Any such discontinuation or inability to continue to execute the 2014 Repurchase Program could cause the market price of our common stock to decline. Accordingly, there can be no assurance that we will pursue or be successful in completing the execution of the remaining $550.0 million authorized under the 2014 Repurchase Program or any future repurchase program. Additionally, the existence of a share repurchase program could cause the market price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our shares. As a result, any repurchase program may not ultimately result in enhanced value to our shareholders and may not prove to be the best use of our cash resources.

Item 1B.	Unresolved Staff Comments

Nothing required to be disclosed.

Item 2.	Properties

Our corporate headquarters is located in New York, New York. This is also our largest sales office and one of our main research centers. As of December 31, 2014, our principal offices consisted of the following leased properties:

Location	Square Feet	Number of Offices	Expiration Date
Mumbai, India	173,081	2	December 7, 2017 and September 30, 2018
New York, New York	125,811	1	February 28, 2033
Budapest, Hungary	44,225	1	January 29, 2024
London, England	40,935	1	January 28, 2022
Berkeley, California	34,178	1	February 29, 2020
Monterrey, Mexico	28,933	1	December 31, 2020
Norman, Oklahoma	23,664	1	May 31, 2024
Manila, Philippines	20,904	1	February 28, 2019
Conshohocken, Pennsylvania	15,590	1	June 30, 2019
Boston, Massachusetts	13,506	1	November 30, 2021
Geneva, Switzerland	11,883	1	March 31, 2019
Beijing, China	10,757	1	December 31, 2016

As of December 31, 2014, we also leased and occupied sales and client support offices in the following locations: Hong Kong, China; Chicago, Illinois; Frankfurt, Germany; Shanghai, China; San Francisco, California; Sydney, Australia; Tokyo, Japan; Ann Arbor, Michigan; Portland, Maine; Toronto, Canada; Singapore; Almere, Netherlands; Paris, France; Johannesburg, South Africa; Gaithersburg, Massachusetts; Cape Town, South Africa; Milan, Italy; Stockholm, Sweden; Sao Paolo, Brazil; Dubai, United Arab Emirates; Taipei, Taiwan; Santiago, Chile; and Seoul, Korea.

We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3.	Legal Proceedings

Various lawsuits, claims and proceedings have been or may be instituted or asserted against us in the ordinary course of business. While the amounts claimed could be substantial, the ultimate liability cannot now be determined because of the considerable uncertainty that exists. Therefore, it is possible that our business, operating results, financial condition or cash flows in a particular period could be materially adversely affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are currently pending or asserted will not, individually or in the aggregate, have a material effect on our business, operating results, financial condition or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price and Dividends

Our common stock has traded on the New York Stock Exchange since November 15, 2007 and trades under the symbol “MSCI.” As of February 20, 2015, there were 138 shareholders of record of our common stock. The following table sets forth the high and low closing sales prices per share of our common stock from January 1, 2013 through December 31, 2014.

Years Ended	High	Low

December 31, 2014
First Quarter	$46.27	$40.28
Second Quarter	$45.85	$40.54
Third Quarter	$48.98	$43.90
Fourth Quarter	$48.92	$42.20

December 31, 2013
First Quarter	$34.67	$31.79
Second Quarter	$35.73	$32.34
Third Quarter	$41.01	$33.72
Fourth Quarter	$44.71	$38.31

On February 20, 2015, the per share closing price of our common stock on the New York Stock Exchange was $58.03.

Dividend Policy

On September 17, 2014, the Board of Directors approved a plan to initiate a regular quarterly cash dividend. We expect the initial annual dividend rate to be $0.72 per share. Accordingly, the Board of Directors declared a quarterly dividend of $0.18 per share of common stock, which was paid on October 31, 2014 to shareholders of record as of the close of trading on October 15, 2014.

On February 3, 2015, the Board of Directors declared a quarterly dividend of $0.18 per share of common stock to be paid on March 13, 2015 to shareholders of record as of the close of trading on February 20, 2015.

The payment amounts of future dividends will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, business conditions, corporate law requirements and other factors.

The Transfer Agent and Registrar for our common stock is Broadridge Financial Solutions, Inc.

Equity Compensation Plans

On November 2, 2007 and November 5, 2007, our shareholders and Board of Directors approved, respectively, the implementation of the MSCI Independent Directors’ Equity Compensation Plan (as amended and restated on January 12, 2011, the “IDECP”). Under the IDECP, the directors that are not employees of the Company receive annual Board retainer fees and fees for serving on the Company’s committees, if applicable, and pursuant to the terms of the IDECP, a director may make an election to receive all or any portion of such director’s retainer and committee fees in shares of our common stock. Directors who are not employees of the Company are entitled to receive an annual grant of $140,000 each in stock units and the lead director is entitled to an additional $25,000 in stock units, which are typically subject to a one-year vesting schedule. Under the MSCI Inc. Director Deferral Plan, directors may elect to defer receipt of all or any portion of any shares of our common stock issuable upon conversion of any stock unit or any retainer elected to be paid in shares of our common stock until (i) 60 days following separation of service or (ii) the earlier of a specified date or 60 days following separation of service. The total number of shares authorized to be awarded under the plan is 500,000.

On November 2, 2007 and November 5, 2007, our shareholders and Board of Directors approved, respectively, the implementation of the MSCI 2007 Equity Incentive Compensation Plan. On April 9, 2008, our shareholders approved the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan (as further amended, the “MSCI EICP”). The MSCI EICP permits the Compensation Committee to make grants of a variety of equity based awards (such as stock, restricted stock, stock units and options) totaling up to 12.5 million shares to eligible recipients, including employees and consultants. No awards under this plan are permitted after April 9, 2018.

In connection with the acquisition of RiskMetrics, we filed a registration statement registering under the Securities Act the 4,257,779 shares of MSCI common stock reserved for issuance in respect of incentive awards to officers and certain employees of RiskMetrics pursuant to the RiskMetrics Group, Inc. 2000 Stock Option Plan, RiskMetrics Group, Inc. 2004 Stock Option Plan, Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan and RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (collectively, the “RMG Plans”). In June 2010, we also filed a registration statement assuming 3,060,090 shares available under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan, which terminated on June 30, 2012.

The following table sets forth certain information with respect to our equity compensation plans at December 31, 2014:

	Number of Securities to be Issued Upon Vesting of Restricted Stock Units and Exercise of Outstanding Options a	Weighted Average Unit Award Value of Restricted Stock Units and Weighted-Average Exercise Price of Outstanding Options b	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) c
Equity Compensation Plans Approved by Security Holders
MSCI Independent Directors’ Equity Compensation Plan(1)	27,447	$41.71	313,359
MSCI Amended and Restated 2007 Equity Incentive Compensation Plan	2,235,511	$31.06	6,022,848
RiskMetrics Group, Inc. 2000 Stock Option Plan	—	$—	—
RiskMetrics Group, Inc. 2004 Stock Option Plan	159,727	$15.92	—
RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan	268,556	$23.07	—

Total	2,691,241	$29.47	6,336,207

(1)	The MSCI Independent Directors’ Equity Compensation Plan does not authorize the issuance of options to purchase MSCI common stock.

Stock Repurchases

On December 13, 2012, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock beginning immediately and continuing through December 31, 2014 (the “2012 Repurchase Program”).

On December 13, 2012, as part of the 2012 Repurchase Program, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to initiate share repurchases aggregating $100.0 million (the “December 2012 ASR Agreement”). As a result of the December 2012 ASR Agreement, we received 2.2 million shares on December 14, 2012 and 0.8 million shares on July 31, 2013 for a combined average purchase price of $33.47 per share.

On August 1, 2013, we entered into a second ASR agreement to initiate share repurchases aggregating $100.0 million (the “August 2013 ASR Agreement”). As a result of the August 2013 ASR Agreement, we received 1.9 million shares on August 2, 2013 and 0.5 million shares on December 30, 2013 for a combined average purchase price of $41.06 per share.

On February 6, 2014, MSCI utilized the remaining repurchase authorization provided by the 2012 Repurchase Program by entering into a third ASR agreement to initiate share repurchases aggregating $100.0 million (the “February 2014 ASR Agreement”). As a result of the February 2014 ASR Agreement, the Company received 1.7 million shares on February 7, 2014 and 0.6 million shares on May 5, 2014 for a combined average purchase price of $43.10 per share.

On February 4, 2014, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock (the “2014 Repurchase Program”). On September 17, 2014, the Board of Directors increased the approval under the 2014 Repurchase Program from $300.0 million to $850.0 million. Share repurchases made pursuant to 2014 Repurchase Program may take place through December 31, 2016 in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended, terminated or extended by the Board of Directors at any time without prior notice.

On September 18, 2014, as part of the 2014 Repurchase Program, the Company entered into a fourth ASR agreement to initiate share repurchases aggregating $300.0 million (the “September 2014 ASR Agreement”). As a result of the September 2014 ASR Agreement, on September 19, 2014, the Company paid $300.0 million in cash and received approximately 4.5 million shares of MSCI’s common stock. The total number of shares to be repurchased will be based primarily on an arithmetic average of the volume-weighted average prices of our common stock on each trading day during the repurchase period. This average price will be capped such that only under limited circumstances will the Company be required to deliver shares or pay cash at settlement. The Company may also receive additional shares at or prior to maturity of the September 2014 ASR Agreement in May 2015.

The $300.0 million payment for the September 2014 ASR Agreement was split and recorded as a $210.0 million increase to “Treasury stock” and a $90.0 million decrease to “Additional paid in capital” on the Company’s Consolidated Statement of Financial Condition to reflect the initial estimate of the value of shares received.

The following table provides information with respect to purchases made by or on behalf of the Company of its common stock during the quarter ended December 31, 2014. There were no other share repurchases during the quarter outside of the repurchases noted below.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (October 1, 2014-October 31, 2014)	1,763	$45.70	—	$550,000,000
Month #2 (November 1, 2014-November 30, 2014)	1,337	$48.50	—	$550,000,000
Month #3 (December 1, 2014-December 31, 2014)	2,424	$47.01	—	$550,000,000

Total	5,524	$46.95	—	$550,000,000

(1)

Includes (i) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock and (ii) shares held in treasury under the MSCI Inc. Director Deferral Plan. The value of the shares withheld were determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.

(2)	See Note 6, “Commitments And Contingencies” of the Notes to the Consolidated Financial Statements for further information regarding our stock repurchase program.

Recent Sales of Unregistered Securities.

None.

Use of Proceeds from Sale of Registered Securities

None.

FIVE-YEAR STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholders’ return on our common stock, the Standard & Poor’s 500 Stock Index and the NYSE Composite Index since November 30, 2009 assuming an investment of $100 at the closing price on November 30, 2009. In calculating total annual shareholders’ return, reinvestment of dividends, if any, is assumed. The indexes are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indexes are an appropriate measure of the relative performance of the common stock. This graph is not “soliciting material,” is not to be deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Total Investment Value

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	November 30, 2010
MSCI Inc.	$156	$143	$102	$108	$112
S&P 500	$188	$169	$130	$115	$108
NYSE Composite Index	$153	$147	$119	$105	$105

Item 6.	Selected Consolidated Financial Data

Our selected consolidated financial data for the periods presented should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

The selected Consolidated Statement of Income data for the years ended December 31, 2014, 2013 and 2012 and the selected Consolidated Statement of Financial Condition data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K. Our consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 have been audited and reported upon by an independent registered public accounting firm in each period. The selected Consolidated Statement of Income data for the years ended December 31, 2011 and November 30, 2010 and for the one month ended December 31, 2010 and the selected Consolidated Statement of Financial Condition data as of December 31, 2012, 2011 and 2010 and November 30, 2010 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The presentation and numbers below have been adjusted to reflect the disposition of ISS and CFRA and the revision related to certain income tax amounts. See Note 1, “Introduction and Basis of Presentation—Organization and —Revision” of the Notes to the Consolidated Financial Statements included herein for further information.

The selected financial information presented below may not be indicative of our future performance.

	As of or for the
	Years Ended					One Month Ended
	December 31, 2014 (1)	December 31, 2013 (2)	December 31, 2012 (3)	December 31, 2011	November 30, 2010(4)	December 31, 2010
	(in thousands, except operating margin and per share data)
Operating revenues	$996,680	$913,364	$826,990	$781,355	$604,307	$61,841
Total operating expenses	659,514	573,033	508,755	484,193	406,629	38,993

Operating income	337,166	340,331	318,235	297,162	197,678	22,848
Other expense (income), net	28,828	27,503	57,434	59,592	51,341	5,758
Provision for income taxes	109,396	112,918	96,010	78,634	58,492	5,238

Income from continuing operations	198,942	199,910	164,791	158,936	87,845	11,852
Income from discontinued operations, net of income taxes	85,171	22,647	19,447	14,518	4,325	1,972

Net income	$284,113	$222,557	$184,238	$173,454	$92,170	$13,824

Operating margin	33.8%	37.3%	38.5%	38.0%	32.7%	36.9%
Earnings per basic common share from continuing operations	$1.72	$1.66	$1.34	$1.31	$0.78	$0.10
Earnings per basic common share from discontinued operations	0.73	0.19	0.16	0.12	0.04	0.01

Earnings per basic common share	$2.45	$1.85	$1.50	$1.43	$0.82	$0.11

Earnings per diluted common share from continuing operations	$1.70	$1.64	$1.32	$1.29	$0.77	$0.10
Earnings per diluted common share from discontinued operations	0.73	0.19	0.16	0.12	0.04	0.01

Earnings per diluted common share	$2.43	$1.83	$1.48	$1.41	$0.81	$0.11

Weighted average shares outstanding used in computing earnings per share
Basic	115,737	120,100	122,023	120,717	112,074	119,943

Diluted	116,706	121,074	123,204	122,276	113,357	121,803

	As of or for the
	Years Ended					One Month Ended
	December 31, 2014 (1)	December 31, 2013 (2)	December 31, 2012 (3)	December 31, 2011	November 30, 2010(4)	December 31, 2010
	(in thousands, except operating margin and per share data)
Dividends declared per common share	$0.18	$—	$—	$—	$—	$—

Cash and cash equivalents	$508,799	$358,434	$183,309	$252,211	$226,575	$269,423

Short-term investments	$—	$—	$70,898	$140,490	$73,891	$72,817

Accounts receivable (net of allowances)	$178,717	$169,490	$153,557	$180,566	$147,662	$137,988

Goodwill and intangible assets, net of accumulated amortization	$1,998,532	$2,408,871	$2,438,827	$2,367,809	$2,437,264	$2,431,700

Total assets	$2,894,175	$3,136,115	$3,021,953	$3,095,310	$3,025,480	$3,059,795

Deferred revenue	$310,775	$319,735	$308,022	$289,217	$271,300	$268,807

Current maturities of long-term debt	$—	$19,772	$43,093	$10,339	$54,916	$54,932

Long-term debt, net of current maturities	$800,000	$788,010	$811,623	$1,066,548	$1,207,881	$1,207,966

Total shareholders’ equity	$1,432,833	$1,564,347	$1,413,950	$1,294,151	$1,068,836	$1,090,889

(1)	Includes the results of GMI Ratings from the August 11, 2014 acquisition date.
(2)	Includes the results of InvestorForce from the January 29, 2013 acquisition date.
(3)	Includes the results of IPD from the November 30, 2012 acquisition date.
(4)	Includes the results of RiskMetrics and Measurisk from the June 1, 2010 and July 30, 2010 acquisition dates, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described below. Such risks and uncertainties include, but are not limited to, those identified below and those described in “Item 1A.—Risk Factors,” within this Annual Report on Form 10-K.

Overview

For more than 40 years, MSCI’s research-based models and methodologies have helped the world’s leading investors build and manage better portfolios. Clients rely on our products and services for deeper insights into the drivers of performance and risk in their portfolios, broad asset class coverage and innovative research and can use our products to help design and implement their investment strategies. Our line of products and services includes indexes, analytical tools, data, real estate benchmarks and environmental, social and governance (“ESG”) research. MSCI serves 98 of the top 100 global asset managers, as ranked by P&I in December 2014. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), real estate, hedge funds and private wealth; and financial intermediaries such as banks, broker-dealers, exchanges, custodians and investment consultants. They are used in many areas of the investment process, including portfolio construction and rebalancing, performance benchmarking and attribution, risk management, regulatory and client reporting, index-linked investment product creation, asset allocation, the assessment of corporate management of ESG risks and opportunities, investment manager selection and investment research. As of December 31, 2014, we had offices in 35 cities in 22 countries to help serve our diverse client base, with 51.0% of our revenues coming from clients in the Americas, 36.5% in Europe, the Middle East and Africa (“EMEA”) and 12.5% in Asia and Australia.

Prior to March 31, 2014, MSCI reported financial results for two segments: the Performance and Risk business and the Governance business. On March 17, 2014, MSCI entered into a definitive agreement to sell ISS, which, together with the CFRA product line disposed of in March 2013, made up the Company’s Governance segment. As a result, beginning in the first quarter of 2014, the Company began operating and reporting as a single business segment. On April 30, 2014, we completed the sale of ISS.

Our principal sales model is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services, for an annual fee paid up-front. Additionally, our recurring subscriptions include our managed services offering whereby we oversee the production of risk and performance reports on behalf of our clients. Fees attributable to annual, recurring subscriptions are recorded as deferred revenues on our Consolidated Statement of Financial Condition and are recognized on our Consolidated Statement of Income as the service is rendered. Additionally, a portion of our revenues comes from clients who use our indexes as the basis for index-linked investment products such as ETFs or as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generate a limited amount of our revenues from certain exchanges that use our indexes as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. We generate revenues from subscription agreements for the receipt of periodic benchmarks reports, digests, and other publications, which are most often associated with our products offered by IPD Group Limited (“IPD”), that are recognized upon delivery of such reports or data updates. We also receive revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services and from certain products and services that are designed for one-time usage.

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

To maintain and accelerate our revenue and operating income growth, we have significantly invested in and expanded our operating functions and infrastructure, including additional product management, sales and client support staff and facilities in locations around the world and additional staff and supporting technology for our research and our data operations and technology functions (the “Enhanced Investment Program”).

The purpose of this Enhanced Investment Program is to maximize our medium-term revenue and operating income growth, while at the same time ensuring that MSCI will remain a leading provider of investment decision support tools into the future. As a result, the rate of growth of our investments have, in recent years, exceeded that of our revenues, which has slowed the growth of, or even reduced, our operating profit. For example, for the year ended December 31, 2014, our revenues grew by 9.1% but our operating income decreased by 0.9% compared to the year ended December 31, 2013 due, in part, to increased investment in our business. We have largely completed our Enhanced Investment Program and, as a result, we expect margin expansion to begin in the second half of 2015, exclusive of any non-recurring charges we may incur.

Changes in Presentation

Prior to March 31, 2014, we reported financial results for two segments: the Performance and Risk business and the Governance business. On March 17, 2014, we entered into a definitive agreement to sell Institutional Shareholder Services Inc. which, together with the CFRA product line disposed of in March 2013, made up our Governance segment. As a result, beginning in the first quarter of 2014, we began operating and reporting as a single reportable segment, and the operating results of ISS and the CFRA product line were reported as discontinued operations for all periods presented. We completed the sale of ISS on April 30, 2014.

In addition, for periods prior to March 31, 2014, we reported energy and commodity analytics products separately as its own product category for disclosures related to operating revenues, Run Rate and Aggregate and Core Retention Rates. Beginning with the three month period ended March 31, 2014, we reported the results of energy and commodity analytics products as part of the risk management analytics product category, as we view the product offerings and customer base of the energy and commodities analytics products to be similar in nature to those in the risk management analytics product category. Prior periods have also been presented to reflect this change in categorization.

Key Financial Metrics and Drivers

Revenues

Our revenues are grouped into the following three product and/or service categories:

Index, Real Estate and ESG Products

Our index, real estate and ESG products category includes subscription fees from MSCI equity index data and IPD and ESG research and analytics products, fees based on assets in investment products linked to our equity indexes, fees from non-recurring licenses of our equity index historical data and fees from real estate products. We also generate a limited amount of revenues based on the trading volume of futures and options contracts linked to our indexes.

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

Revenues from our index-linked investment product licenses, such as ETFs, increase or decrease as a result of changes in value of the assets in the investment products. These changes in the value of the assets in the investment products can result from equity market price changes, investment inflows and outflows and changes in foreign currency exchange rates. In most cases, fees for these licenses are paid quarterly in arrears and are calculated by multiplying a negotiated basis point fee (which in some cases may be based on a product provider’s total expense ratio) times the average daily assets in the investment product for the most recent period. Additionally, revenues from our index-linked futures and options contracts vary based on the volume of trading.

Risk Management Analytics Products

Our risk management analytics product category includes revenues from annual, recurring subscriptions to our risk management analytics products, including our two major products, RiskManager and BarraOne. We also recognize recurring subscriptions related to our managed services offering in which our staff oversees the production of risk and performance reports on behalf of our clients. Other products in this category include HedgePlatform, Wealthbench, Credit Manager and InvestorForce. The products offer a consistent risk assessment framework for managing and monitoring investments in a variety of asset classes across an organization. We are able to grow our revenues by licensing additional users and locations as well as selling additional products and services.

RiskManager is used by clients for daily analysis, measuring and monitoring of market risk at fund and firm levels, for sensitivity and stress testing, and interactive what-if analysis. RiskManager is a highly scalable platform accessed by clients via a license to a secure, interactive web-based application service, as a fully outsourced risk reporting service or as a web service in which a client’s systems access RiskMetrics core risk elements by connecting directly to our systems.

BarraOne, powered by the Barra Integrated Model, provides clients with global, multi-asset class risk analysis using Barra fundamental factors. The product is accessed by clients via a secure, interactive web-based session, web services or on an outsourced basis.

Clients generally subscribe to the other products in this category on an annual recurring basis.

Portfolio Management Analytics Products

Our portfolio management analytics product category includes revenues from annual, recurring subscriptions to Barra Aegis and our proprietary risk data in Barra Aegis and Barra Portfolio Manager; Equity Models Direct products; and our proprietary equity risk data incorporated in third-party software application offerings (e.g., Barra on Vendors). This category also includes a limited amount of revenues from annual, recurring subscriptions to our fixed income portfolio analytics products.

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

See “Item 1. Business—Business Segments, Products and Services” above for additional details of the products and services that we offer.

Operating Metrics

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as “Run Rate.” The Run Rate at a particular point in time represents the forward-looking revenues for the next 12 months from then-current subscriptions and investment product licenses we provide to our clients under renewable contracts or agreements assuming all contracts or agreements that come up for renewal are renewed and assuming then-current currency exchange rates. For any license where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects, for ETF fees, the market value on the last trading day of the period, and for non-ETF funds and futures and options, the most recent periodic fee earned under such license or subscription. The Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal during the period and determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date.

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

•

fluctuations in asset-based fees, which may result from changes in certain investment products’ total expense ratios, market movements, including foreign currency exchange rate changes, or from investment inflows into and outflows from investment products linked to our indexes;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;

•	price changes;

•	revenue recognition differences under U.S. GAAP, including timing of implementation and report deliveries;

•	fluctuations in foreign currency exchange rates; and

•	the impact of acquisitions and dispositions.

Changes in Run Rate between periods may be attributable to, among other things, increases from new subscriptions, decreases from cancellations, increases or decreases, as the case may be, from the change in the value of assets of investment products linked to MSCI indexes, the change in trading volumes of futures and options contracts linked to MSCI indexes, price changes, fluctuations in foreign currency exchange rates and the impact of acquisitions and dispositions.

The following table sets forth our Run Rates and the percentage growth over the periods indicated:

				Comparison of
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2014 to 2013	December 31, 2013 to 2012
	(in thousands)
Run Rates
Index, real estate and ESG products:
Subscriptions	$414,490	$371,511	$338,006	11.6%	9.9%
Asset-based fees	174,558	158,305	127,072	10.3%	24.6%

Index, real estate and ESG products totals	589,048	529,816	465,078	11.2%	13.9%
Risk management analytics	310,339	301,957	275,236	2.8%	9.7%
Portfolio management analytics	107,338	103,125	109,836	4.1%	(6.1%)

Total Run Rate	$1,006,725	$934,898	$850,150	7.7%	10.0%

Subscription total	$832,167	$776,593	$723,078	7.2%	7.4%
Asset-based fees total	174,558	158,305	127,072	10.3%	24.6%

Total Run Rate	$1,006,725	$934,898	$850,150	7.7%	10.0%

December 31, 2014 Compared to December 31, 2013

Total Run Rate grew by 7.7% to $1,006.7 million as of December 31, 2014 compared to December 31, 2013. Total subscription Run Rate grew by 7.2% to $832.2 million as of December 31, 2014 compared to December 31, 2013. Excluding the impact of foreign currency exchange rate changes and the acquisition of GMI Ratings, subscription Run Rate grew by 8.1%.

Run Rate attributable to index, real estate and ESG products grew by 11.2% to $589.0 million. Subscription Run Rate from index, real estate and ESG products grew by 11.6%, to $414.5 million. Excluding the impact of foreign currency exchange rate changes and the acquisition of GMI Ratings, subscription Run Rate rose 10.9%. The growth in index, real estate and ESG products was driven primarily by equity index benchmark and data products, and aided by strong growth in ESG and real estate products.

Asset-based fee Run Rate from index, real estate and ESG products increased 10.3% to $174.6 million at December 31, 2014 compared to December 31, 2013. The increase was primarily driven by inflows into ETFs linked to MSCI indexes and non-ETF passive funds.

As of December 31, 2014, the value of assets in ETFs linked to MSCI equity indexes was $373.3 billion, representing an increase of 12.1% from $332.9 billion as of December 31, 2013. Of the $373.3 billion of assets in ETFs linked to MSCI equity indexes as of December 31, 2014, 50.8% were linked to indexes related to developed markets outside of the U.S., 23.5% were linked to emerging market indexes, 20.0% were linked to U.S. market indexes and 5.7% were linked to other global indexes.

Risk management analytics products Run Rate increased 2.8% to $310.3 million at December 31, 2014 compared to December 31, 2013. Excluding the impact of foreign currency rate changes, Run Rate increased 5.4%, driven by growth from RiskManager, InvestorForce and HedgePlatform products.

Portfolio management analytics products Run Rate increased 4.1% to $107.3 million at December 31, 2014 from December 31, 2013. Excluding the impact of changes in foreign currency exchange rates, Run Rate grew by 5.9%.

December 31, 2013 Compared to December 31, 2012

Total Run Rate grew by 10.0% to $934.9 million as of December 31, 2013 compared to December 31, 2012. Total subscription Run Rate grew by 7.4% to $776.6 million as of December 31, 2013 compared to December 31, 2012. Excluding the impact of the acquisition of InvestorForce, total subscription Run Rate grew by 6.0% as of December 31, 2013 compared to December 31, 2012.

Subscription Run Rate from the index, real estate and ESG products grew by 9.9% to $371.5 million at December 31, 2013 relative to December 31, 2012, driven by growth in equity index benchmark and data products.

On October 2, 2012, The Vanguard Group, Inc. announced its decision to change the target benchmarks of 22 of its ETFs from MSCI’s equity indexes (the “Vanguard ETFs”). As a result of this announcement, we excluded the $138.5 billion of assets in the 22 Vanguard ETFs linked to MSCI equity indexes as of December 31, 2012 for purposes of calculating the index, real estate and ESG asset-based fee Run Rate, which resulted in a decrease of $24.8 million. The average value of assets in the 22 Vanguard ETFs linked to MSCI equity indexes was $122.1 billion for the year ended December 31, 2012 compared to the total average value of assets in ETFs linked to MSCI equity indexes of $349.1 billion.

Asset-based fee Run Rate from index, real estate and ESG products increased by 24.6% to $158.3 million at December 31, 2013 compared to December 31, 2012. The increase was primarily driven by inflows into and higher market performance by ETFs linked to MSCI indexes.

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

Risk management analytics products Run Rate increased 9.7% to $302.0 million at December 31, 2013 compared to December 31, 2012. Excluding the impact attributable to InvestorForce, Run Rate grew by 6.0%. Run Rate continued to benefit from solid growth in the RiskManager and BarraOne products. Changes in foreign currency exchange rates positively benefited Run Rate by $1.2 million compared to December 31, 2012.

Portfolio management analytics products Run Rate declined 6.1% to $103.1 million at December 31, 2013 from December 31, 2012. Year-over-year Run Rate was negatively impacted, in part, by product swaps totaling $1.1 million and by changes in foreign currency exchange rates, which lowered Run Rate by an additional $2.4 million.

Subscription Sales

The following table sets forth our net new recurring subscription sales and non-recurring sales:

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)

New recurring subscription sales	$117,643	$110,981	$98,136
Subscription cancellations	(54,655)	(62,572)	(66,549)

Net new recurring subscription sales	$62,988	$48,409	$31,587

Non-recurring sales	$20,170	$17,908	$13,885

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

The following table sets forth our Aggregate Retention Rates by product category for the periods indicated for the years ended December 31, 2014, 2013 and 2012:

	Index, Real Estate and ESG	Risk Management Analytics	Portfolio Management Analytics	Total
2014
Qtr Ended March 31,	94.9%	91.0%	90.6%	92.8%
Qtr Ended June 30,	94.1%	91.6%	94.8%	93.2%
Qtr Ended September 30,	95.1%	94.4%	93.6%	94.6%
Qtr Ended December 31,	93.0%	88.6%	93.2%	91.3%
Year Ended December 31,	94.2%	91.4%	93.0%	93.0%

2013
Qtr Ended March 31,	95.0%	93.4%	81.7%	92.4%
Qtr Ended June 30,	94.0%	92.2%	87.0%	92.3%
Qtr Ended September 30,	94.7%	91.7%	89.1%	92.7%
Qtr Ended December 31,	90.7%	85.7%	88.9%	88.5%
Year Ended December 31,	93.6%	90.8%	86.7%	91.5%

	Index, Real Estate and ESG	Risk Management Analytics	Portfolio Management Analytics	Total

2012
Qtr Ended March 31,	94.5%	93.7%	91.9%	93.7%
Qtr Ended June 30,	94.9%	89.8%	84.2%	90.9%
Qtr Ended September 30,	94.0%	87.9%	84.9%	89.8%
Qtr Ended December 31,	90.4%	83.0%	78.0%	85.2%
Year Ended December 31,	93.4%	88.4%	84.7%	89.8%

The following table sets forth our Core Retention Rates by product category for the periods indicated for the years ended December 31, 2014, 2013 and 2012:

	Index, Real Estate and ESG	Risk Management Analytics	Portfolio Management Analytics	Total
2014
Qtr Ended March 31,	94.9%	91.0%	93.4%	93.2%
Qtr Ended June 30,	94.1%	91.6%	95.8%	93.3%
Qtr Ended September 30,	95.2%	94.6%	94.8%	94.9%
Qtr Ended December 31,	93.2%	89.2%	93.4%	91.7%
Year Ended December 31,	94.2%	91.6%	94.3%	93.2%

2013
Qtr Ended March 31,	95.0%	93.7%	82.8%	92.7%
Qtr Ended June 30,	94.1%	92.8%	87.5%	92.6%
Qtr Ended September 30,	94.8%	91.7%	90.3%	92.9%
Qtr Ended December 31,	90.9%	85.8%	90.1%	88.8%
Year Ended December 31,	93.7%	91.0%	87.7%	91.8%

2012
Qtr Ended March 31,	94.6%	93.8%	92.2%	93.8%
Qtr Ended June 30,	95.0%	91.7%	87.0%	92.2%
Qtr Ended September 30,	94.0%	88.6%	86.5%	90.5%
Qtr Ended December 31,	90.5%	83.1%	83.6%	85.2%
Year Ended December 31,	93.5%	89.1%	87.3%	90.6%

The quarterly Retention Rates are calculated by annualizing the actual cancellations recorded during the quarter. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Retention Rate for the quarter.

For example, in the fourth quarter of 2014, we recorded cancellations of $17.0 million. To derive the Aggregate Retention Rate for the fourth quarter, we annualized the actual cancellations during the quarter of $17.0 million to derive $68.1 million of annualized cancellations. This $68.1 million was then divided by the $776.6 million subscription Run Rate at the beginning of the year to derive a cancellation rate of 8.7%. The 8.7% was then subtracted from 100.0% to derive an Aggregate Retention Rate of 91.3% for the fourth quarter.

For the calculation of the Core Retention Rate the same methodology was used except the amount of cancellations in the quarter was reduced by the amount of product swaps. For example, in fourth quarter 2014 we had product swaps of $0.7 million which was subtracted from the $17.0 million of actual cancels to derive core cancels of $16.3 million. This $16.3 million was annualized to derive $65.2 million of annualized cancellations which was then divided by the $776.6 million subscription Run Rate at the beginning of the year to derive a cancellation rate of 8.3%. The 8.3% was then subtracted from 100.0% to derive the Core Retention Rate of 91.7% for the fourth quarter.

For the year ended December 31, 2014, 31.1% of our cancellations occurred in the fourth quarter. Historically, Retention Rates have generally been higher during the first three quarters and lower in the fourth quarter, as the fourth quarter is traditionally the largest renewal period in the year.

Expenses

We group our operating expenses into five categories:

•	Cost of services;

•	Selling, general and administrative (“SG&A”);

•	Restructuring;

•	Amortization of intangible assets; and

•	Depreciation and amortization of property, equipment and leasehold improvements.

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

Selling, General and Administrative

This category includes, among other things, compensation and benefits costs for our sales and marketing staff, and our finance, human resources, legal and compliance, information technology and corporate administration personnel. As with cost of services, the largest expense in this category is compensation and benefits. As such, it generally contributes to a majority of our expense increases from period to period, reflecting compensation increases for current staff and increased staffing levels. Other significant expenses were for occupancy, third-party consulting costs and information technology.

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

Amortization of Intangible Assets

Amortization of intangibles expense relates to the definite-lived intangible assets arising from the acquisition of Barra, Inc. (“Barra”) in June 2004, RiskMetrics in June 2010, Measurisk, LLC (“Measurisk”) in July 2010, IPD Group Limited (“IPD”) in November 2012, Investor Force Holdings, Inc. (“InvestorForce”) in January 2013 and Governance Holdings Co. (“GMI Ratings”) in August 2014, as well as capitalized software development costs. Our intangible assets consist of customer relationships, trademarks and trade names, technology and software, proprietary processes and data and non-competition agreements. We amortize definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. We have no indefinite-lived intangibles. The intangible assets have remaining useful lives ranging from one to 20 years.

Depreciation and amortization of property, equipment and leasehold improvements

This category consists of expenses related to depreciating or amortizing the cost of furniture and fixtures, computer and related equipment and leasehold improvements over the estimated useful life of the assets.

Other Expense (Income), net

This category consists primarily of interest we pay on our outstanding indebtedness, interest we collect on cash and short-term investments, transition services income associated with our sale of ISS, foreign currency exchange rate gains and losses as well as other non-operating income and expense items.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe the estimates and judgments upon which we rely are reasonable based upon information available to us at the time these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. See Note 1, “Introduction and Basis of Presentation—Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included herein for a listing of our accounting policies.

Factors Affecting the Comparability of Results

Acquisition of GMI Ratings

On August 11, 2014, we completed the acquisition of GMI Ratings for $15.5 million through our subsidiary MSCI ESG Research Inc. GMI Ratings is a provider of corporate governance research and ratings on over 6,000 companies worldwide. Clients of GMI Ratings include leading institutional investors, banks, insurers, auditors, regulators and corporations seeking to incorporate ESG factors into risk assessment and decision-making.

As of December 31, 2014, the preliminary purchase price allocations for the GMI Ratings acquisition were $9.9 million for goodwill, $3.6 million for identifiable intangible assets, $6.7 million for assets other than identifiable intangible assets and $4.7 million for other liabilities. The results of GMI Ratings were included in our results of operations from its acquisition date of August 11, 2014. The GMI Ratings acquisition has not had a significant impact on our results of operations.

Acquisition of InvestorForce

On January 29, 2013, we acquired InvestorForce to enhance our position as a leader in performance analysis and risk transparency and to further our goal of providing investment decision support tools to institutional investors across all client segments and asset classes. See Note 8, “Goodwill and Intangible Assets” of the Notes to the Consolidated Financial Statements for further information. The results of InvestorForce were included in our results of operations from its acquisition date of January 29, 2013. The InvestorForce acquisition has not had a significant impact on our results of operations.

Acquisition of IPD

On November 30, 2012, we acquired IPD to expand our multi-asset class offering by integrating private real estate assets into its models, as well as adding a family of real estate benchmarks to our family of equity indexes. See Note 8, “Goodwill and Intangible Assets” of the Notes to the Consolidated Financial Statements for further information. The results of IPD were included in our results of operations from its acquisition date of November 30, 2012. The IPD acquisition has not had a significant impact on our results of operations.

Term Loan and Senior Notes Offerings

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

On December 12, 2013, we entered into an agreement that extended the maturity of the Amended and Restated Credit Facility from May 2017 to December 2018 (the “2013 Amended and Restated Credit Facility”). We also amended the amortization schedule of required debt payments under the 2012 Term Loan. Pursuant to the 2013 Amended and Restated Credit Facility, we were required to repay $5.1 million in quarterly payments over the first two years and $10.1 million in quarterly payments over the following three years, with the exception of the final payment in December 2018, which was to be $658.1 million.

On November 20, 2014, we completed our private offering of $800.0 million in aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “Senior Notes”) and also entered into a new $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”) by and among MSCI, as borrower, certain of its subsidiaries, as guarantors (the “subsidiary guarantors”), the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. We used the net proceeds from the offering of the Senior Notes, together with cash on hand, to prepay in full the $794.8 million of outstanding indebtedness under the 2013 Amended and Restated Credit Facility.

Interest on the Senior Notes accrues at a fixed rate of 5.25% per annum and is payable semiannually in arrears on May 15 and November 15 of each year, commencing May 15, 2015; we will make interest payments to holders of record of the Senior Notes on the immediately preceding May 1 and November 1.

Share Repurchases

On December 13, 2012, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock beginning immediately and continuing through December 31, 2014 (the “2012 Repurchase Program”).

On December 13, 2012, as part of the 2012 Repurchase Program, we entered into our first accelerated share repurchase (“ASR”) agreement to initiate share repurchases aggregating $100.0 million (the “December 2012 ASR Agreement”). As a result of the December 2012 ASR Agreement, we received 2.2 million shares on December 14, 2012 and 0.8 million shares on July 31, 2013 for a combined average purchase price of $33.47 per share.

On August 1, 2013, we entered into a second ASR agreement to initiate share repurchases aggregating $100.0 million (the “August 2013 ASR Agreement”). As a result of the August 2013 ASR Agreement, we received 1.9 million shares on August 2, 2013 and 0.5 million shares on December 30, 2013 for a combined average purchase price of $41.06 per share.

On February 6, 2014, we utilized the remaining repurchase authorization provided by the 2012 Repurchase Program by entering into a third ASR agreement to initiate share repurchases aggregating $100.0 million (the “February 2014 ASR Agreement”). As a result of the February 2014 ASR Agreement, we received 1.7 million shares on February 7, 2014 and 0.6 million shares on May 5, 2014 for a combined average purchase price of $43.10 per share.

On February 4, 2014, our Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of our common stock, which was subsequently increased to $850.0 million (the “2014 Repurchase Program”). Share repurchases made pursuant to the 2014 Repurchase Program may take place through December 31, 2016 in the open market or in privately negotiated transactions from time to time based on market and other conditions.

On September 18, 2014, as part of the 2014 Repurchase Program, we entered into a fourth ASR agreement to initiate share repurchases aggregating $300.0 million (the “September 2014 ASR Agreement”). As a result of the September 2014 ASR Agreement, on September 19, 2014, we paid $300.0 million in cash and received approximately 4.5 million shares of MSCI’s common stock. The total number of shares to be repurchased will be based primarily on an arithmetic average of the volume-weighted average prices of our common stock on each trading day during the repurchase period. This average price will be capped such that only under limited circumstances will we be required to deliver shares or pay cash at settlement. We may also receive additional shares at or prior to maturity of the September 2014 ASR Agreement in May 2015.

These share repurchase programs have effectively decreased the weighted average shares outstanding used in calculating our basic and diluted earnings per share.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table presents the results of operations for the years indicated:

	For the Years Ended
	December 31, 2014	December 31, 2013	Increase/ (Decrease)
	(in thousands, except per share data)
Operating revenues	$996,680	$913,364	$83,316	9.1%
Operating expenses:
Cost of services	308,574	275,403	33,171	12.0%
Selling, general and administrative	279,352	232,448	46,904	20.2%
Amortization of intangible assets	45,877	44,798	1,079	2.4%
Depreciation and amortization of property, equipment, and leasehold improvements	25,711	20,384	5,327	26.1%

Total operating expenses	659,514	573,033	86,481	15.1%

Operating income	337,166	340,331	(3,165)	(0.9%)
Other expense (income), net	28,828	27,503	1,325	4.8%

Income from continuing operations before provision for income taxes	308,338	312,828	(4,490)	(1.4%)
Provision for income taxes	109,396	112,918	(3,522)	(3.1%)

Income from continuing operations	198,942	199,910	(968)	(0.5%)
Income from discontinued operations, net of income taxes	85,171	22,647	62,524	276.1%

Net income	$284,113	$222,557	$61,556	27.7%

Earnings per basic common share:
From continuing operations	$1.72	$1.66	$0.06	3.6%
From discontinued operations	0.73	0.19	0.54	284.2%

Earnings per basic common share	$2.45	$1.85	$0.60	32.4%

Earnings per diluted common share:
From continuing operations	$1.70	$1.64	$0.06	3.7%
From discontinued operations	0.73	0.19	0.54	284.2%

Earnings per diluted common share	$2.43	$1.83	$0.60	32.8%

Operating margin	33.8%	37.3%

Operating Revenues

The following table summarizes revenue by product category for the years indicated:

	For the Years Ended
	December 31, 2014	December 31, 2013	Increase/(Decrease)
	(in thousands)
Index, real estate and ESG:
Subscriptions	$405,490	$366,674	$38,816	10.6%
Asset-based fees	177,105	149,487	27,619	18.5%

Total index, real estate and ESG	582,595	516,161	66,435	12.9%
Risk management analytics	309,696	291,742	17,953	6.2%
Portfolio management analytics	104,389	105,461	(1,072)	(1.0%)

Total operating revenues	$996,680	$913,364	$83,316	9.1%

Recurring subscriptions	801,183	748,600	52,582	7.0%
Asset-based fees	177,105	149,487	27,619	18.5%
Non-recurring revenue	18,392	15,277	3,115	20.4%

Total operating revenues	$996,680	$913,364	$83,316	9.1%

Total operating revenues for the year ended December 31, 2014 increased 9.1% to $996.7 million compared to $913.4 million for the year ended December 31, 2013. The growth was primarily comprised of increases in index, real estate and ESG subscription revenues and risk management analytics products revenues.

Revenues related to index, real estate and ESG products increased 12.9% to $582.6 million for the year ended December 31, 2014 compared to $516.2 million for the year ended December 31, 2013.

Subscription revenues from the index, real estate and ESG products increased 10.6% to $405.5 million for the year ended December 31, 2014 compared to $366.7 million for the year ended December 31, 2013. The increase was driven primarily by growth from equity index benchmark and ESG products. Excluding the impact of revenues related to the GMI Ratings acquisition, subscription revenues increased 9.8% year-over-year.

Asset-based fee revenues attributable to index, real estate and ESG products increased 18.5% to $177.1 million for the year ended December 31, 2014 compared to $149.5 million for the year ended December 31, 2013. The year-over-year difference primarily resulted from an increase of $37.5 billion, or 11.5%, to $362.5 billion in the average value of assets in ETFs linked to MSCI indexes for the year ended December 31, 2014.

As of December 31, 2014, the value of assets in ETFs linked to MSCI equity indexes was $373.3 billion, representing an increase of 12.1% from $332.9 billion as of December 31, 2013. Of the $373.3 billion of assets in ETFs linked to MSCI equity indexes as of December 31, 2014, 50.8% were linked to indexes related to developed markets outside of the U.S., 23.5% were linked to emerging market indexes, 20.0% were linked to U.S. market indexes and 5.7% were linked to other global indexes.

The following table sets forth the value of assets in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2013				2014
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	(amounts in billions)
AUM in ETFs linked to MSCI Indexes	$357.3	$269.7	$302.6	$332.9	$340.8	$378.7	$377.9	$373.3

Sequential Change in Value
Market Appreciation/(Depreciation)	$16.0	$(13.2)	$20.2	$10.9	$1.3	$15.2	$(17.2)	$(8.3)
Cash Inflow/(Outflow)(1)	(61.0)	(74.4)	12.7	19.4	6.6	22.7	16.4	3.7

Total Change	$(45.0)	$(87.6)	$32.9	$30.3	$7.9	$37.9	$(0.8)	$(4.6)

Source: Bloomberg and MSCI

(1)	Includes the loss of $82.8 billion and $74.8 billion of AUM related to certain Vanguard ETFs as of March 31, 2013 and June 30, 2013, respectively.

The historical values of the assets in ETFs linked to our indexes as of the last day of the month and the monthly average balance can be found under the link “AUM in ETFs Linked to MSCI Indexes” on our Investor Relations homepage at http://ir.msci.com. This information is updated on the second U.S. business day of each month. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.

Revenues related to risk management analytics products increased 6.2% to $309.7 million for the year ended December 31, 2014 compared to $291.7 million for the year ended December 31, 2013. The increase in risk management analytics revenues was driven primarily by the increases in revenues attributable to our RiskManager and Hedge Platform products.

Revenues related to portfolio management analytics products decreased 1.0% to $104.4 million for the year ended December 31, 2014 compared to $105.5 million for the year ended December 31, 2013.

Operating Expenses

Operating expenses increased $86.5 million, or 15.1%, to $659.5 million for the year ended December 31, 2014 compared to $573.0 million for the year ended December 31, 2013. The increase was primarily the result of the investments we made under the Enhanced Investment Program, which was largely completed in the year ended December 31, 2014.

The following table presents operating expenses by each of the categories for the years indicated:

	Years Ended
	December 31, 2014	December 31, 2013	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$229,836	$202,518	$27,318	13.5%
Non-compensation expenses	78,738	72,885	5,853	8.0%

Total cost of services	308,574	275,403	33,171	12.0%
Selling, general and administrative:
Compensation and benefits	182,714	158,659	24,055	15.2%
Non-compensation expenses	96,638	73,789	22,849	31.0%

Total selling, general and administrative	279,352	232,448	46,904	20.2%
Amortization of intangible assets	45,877	44,798	1,079	2.4%
Depreciation of property, equipment and leasehold improvements	25,711	20,384	5,327	26.1%

Total operating expenses	$659,514	$573,033	$86,481	15.1%

Compensation and benefits	$412,550	$361,177	$51,373	14.2%
Non-compensation expenses	175,376	146,674	28,702	19.6%
Amortization of intangible assets	45,877	44,798	1,079	2.4%
Depreciation of property, equipment and leasehold improvements	25,711	20,384	5,327	26.1%

Total operating expenses	$659,514	$573,033	$86,481	15.1%

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and have typically represented more than 60% of our total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels. We had 2,926 employees as of December 31, 2014 compared to 2,580 employees not related to the ISS operations as of December 31, 2013. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of December 31, 2014, 50.5% of our employees were located in emerging market centers compared to 46.2% of our employees, excluding those who left as part of the ISS disposition, as of December 31, 2013.

Compensation and benefits costs for the year ended December 31, 2014, were $412.6 million, an increase of $51.4 million, or 14.2%, compared to $361.2 million for year ended December 31, 2013. The increase in compensation and benefits costs primarily reflects costs related to increased staffing levels and current staff.

Non-compensation expenses for the year ended December 31, 2014 were $175.4 million, an increase of 19.6%, compared to $146.7 million for the year ended December 31, 2013. The increase was primarily related to higher third party professional fees as well as higher information technology and marketing costs.

Cost of Services

For the year ended December 31, 2014, total cost of services increased 12.0% to $308.6 million compared to $275.4 million for the year ended December 31, 2013.

Within cost of services, compensation and benefits expenses for the year ended December 31, 2014 increased 13.5% to $229.8 million compared to $202.5 million for the year ended December 31, 2013. The increase in compensation and benefits expenses was primarily the result of increased staffing levels.

Within cost of services, non-compensation expenses for the year ended December 31, 2014 increased 8.0% to $78.7 million compared to $72.9 million for the year ended December 31, 2013. The increase was primarily related to higher third-party professional fees and information technology costs.

Selling, General and Administrative

SG&A expenses increased 20.2% to $279.4 million for the year ended December 31, 2014 compared to $232.4 million for the year ended December 31, 2013.

Within SG&A, compensation and benefits expenses increased 15.2% to $182.7 million for the year ended December 31, 2014 compared to $158.7 million for the year ended December 31, 2013. Similar to compensation and benefits expenses in cost of services, the increase was primarily the result of an increase in staffing levels.

Within SG&A, non-compensation expenses for the year ended December 31, 2014 increased 31.0% to $96.6 million compared to $73.8 million for the year ended December 31, 2013. The increase was primarily related to higher third party professional fees as well as higher information technology and marketing costs.

Within SG&A, selling expenses increased 24.3% to $116.5 million and general and administrative expenses increased 17.4% to $162.9 million for the year ended December 31, 2014.

Amortization of Intangibles

For the year ended December 31, 2014, amortization of intangibles expense totaled $45.9 million compared to $44.8 million for the year ended December 31, 2013. The 2.4% increase resulted from the increased amortization of intangible assets resulting from the amortization of our capitalized software as well as the GMI Ratings acquisition.

Depreciation and amortization of property, equipment and leasehold improvements

For the years ended December 31, 2014 and 2013, depreciation and amortization of property, equipment and leasehold improvements totaled $25.7 million and $20.4 million, respectively. The 26.1% increase primarily reflected higher depreciation of investments made in our information technology infrastructure.

Other Expense (Income), Net

Other expense (income), net for the year ended December 31, 2014 was $28.8 million, an increase of $1.3 million, or 4.8%, compared to $27.5 million for the year ended December 31, 2013. The increase primarily reflected higher interest expense related charges resulting from our refinancings, largely offset by the impact of income related to our transition services agreement with ISS. Interest expense increased by $5.6 million primarily reflecting a non-cash charge of $7.9 million in the fourth quarter of 2014 related to the accelerated amortization of deferred financing and debt discounts associated with the prepayment of our senior secured term loan facility compared to a similar $1.4 million charge recognized in the prior year associated with a credit facility extension.

Income Taxes

The provision for income tax expense was $109.4 million and $112.9 million for the years ended December 31, 2014 and 2013, respectively. These amounts reflect effective tax rates of 35.5% and 36.1% for the years ended December 31, 2014 and 2013, respectively.

The effective tax rate of 35.5% for the year ended December 31, 2014 reflects our operating tax rate adjusted for the impact of certain discrete items. Included in the discrete items was the benefit associated with the 2014 federal research and development credit, which was reinstated into law as of December 19, 2014, which decreased our effective tax rate for the year ended December 31, 2014 by 0.9 percentage points.

The effective tax rate of 35.5% for the year ended December 31, 2014 was lower than the prior year primarily because of the inclusion of the benefits associated with a higher federal research and development credit in our provision for income tax expense for the year ended December 31, 2014 and a reduction in our state income tax rate.

Income (loss) from Discontinued Operations, Net of Income Taxes

On April 30, 2014, MSCI completed the sale of ISS for cash consideration of $367.4 million. ISS, together with the previously sold CFRA product line, is reflected as discontinued operations in our unaudited condensed consolidated financial statements. Income from discontinued operations, net of income taxes was $85.2 million for the year ended December 31, 2014 compared to $22.6 million for the year ended December 31, 2013. The results for the year ended December 31, 2014 included a net gain of $78.7 million resulting from the disposition of ISS.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table presents the results of operations for the years indicated:

	For the Years Ended
	December 31, 2013	December 31, 2012	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$913,364	$826,990	$86,374	10.4%
Operating expenses:
Cost of services	275,403	230,282	45,121	19.6%
Selling, general and administrative	232,448	211,905	20,543	9.7%
Restructuring	—	(33)	33	n/m
Amortization of intangible assets	44,798	50,017	(5,219)	(10.4%)
Depreciation and amortization of property, equipment, and leasehold improvements	20,384	16,584	3,800	22.9%

Total operating expenses	573,033	508,755	64,278	12.6%

Operating income	340,331	318,235	22,096	6.9%
Other expense (income), net	27,503	57,434	(29,931)	(52.1%)

Income from continuing operations before provision for income taxes	312,828	260,801	52,027	19.9%
Provision for income taxes	112,918	96,010	16,908	17.6%

Income from continuing operations	199,910	164,791	35,119	21.3%
Income from discontinued operations, net of income taxes	22,647	19,447	3,200	16.5%

Net income	$222,557	$184,238	$38,319	20.8%

Earnings per basic common share:
From continuing operations	$1.66	$1.34	$0.32	23.9%
From discontinued operations	0.19	0.16	0.03	18.8%

Earnings per basic common share	$1.85	$1.50	$0.35	23.3%

Earnings per diluted common share:
From continuing operations	$1.64	$1.32	$0.32	24.2%
From discontinued operations	0.19	0.16	0.03	18.8%

Earnings per diluted common share	$1.83	$1.48	$0.35	23.6%

Operating margin	37.3%	38.5%

Operating Revenues

The following table summarizes revenue by product category for the years indicated:

	For the Years Ended
	December 31, 2013	December 31, 2012	Increase/(Decrease)
	(in thousands)
Index, real estate and ESG:
Subscriptions	$366,674	$300,629	$66,045	22.0%
Asset-based fees	149,487	140,883	8,603	6.1%

Total index, real estate and ESG	516,161	441,512	74,648	16.9%
Risk management analytics	291,742	269,345	22,398	8.3%
Portfolio management analytics	105,461	116,133	(10,672)	(9.2%)

Total operating revenues	$913,364	$826,990	$86,374	10.4%

Recurring subscriptions	$748,600	$672,489	$76,112	11.3%
Asset-based fees	149,487	140,883	8,603	6.1%
Non-recurring revenue	15,277	13,618	1,659	12.2%

Total operating revenues	$913,364	$826,990	$86,374	10.4%

Total operating revenues for the year ended December 31, 2013 increased $86.4 million, or 10.4%, to $913.4 million compared to $827.0 million for the year ended December 31, 2012. The growth was comprised of increases in index, real estate and ESG subscription revenues and risk management analytics, partially offset by a decrease in portfolio management analytics. Excluding the impact of revenues attributable to IPD from January 1, 2013 to November 30, 2013 (the “IPD Exclusion Period”) and InvestorForce, revenues grew by 4.4%.

Revenues related to index, real estate and ESG products increased $74.5 million, or 16.9%, to $516.2 million for the year ended December 31, 2013 compared to $441.5 million for the year ended December 31, 2012. Excluding the impact of revenues for the IPD Exclusion Period, revenues grew by 7.3%.

Subscription revenues from index, real estate and ESG products increased $66.0 million, or 22.0%, to $366.7 million for the year ended December 31, 2013 compared to $300.6 million for the year ended December 31, 2012. The increase in subscription revenues from index, real estate and ESG products was driven primarily by the impact of revenues attributable to the IPD acquisition, as well as by increases in revenues attributable to our equity index benchmark products. Excluding the impact of subscription revenues for the IPD Exclusion Period, revenues grew by $23.7 million, or 7.9%.

Asset-based fee revenues attributable to the index, real estate and ESG products increased $8.6 million, or 6.1% to $149.5 million for the year ended December 31, 2013 compared to $140.9 million for the year ended December 31, 2012. The year-over-year difference resulted from higher revenues from non-ETF passive funds and a change in the mix of ETFs linked to MSCI indexes, which more than offset a decline of $24.1 billion, or 6.9%, in the average value of assets in ETFs linked to MSCI indexes primarily related to the loss of the Vanguard ETFs. Included in the year ended December 31, 2013 were asset-based fees of $3.3 million related to the Vanguard ETFs, compared to $21.8 million included in the year ended December 31, 2012.

The average value of assets in ETFs linked to MSCI equity indexes in the aggregate decreased 6.9% to $325.0 billion for the year ended December 31, 2013 compared to $349.1 billion for the year ended December 31, 2012. The switching of the Vanguard ETFs was completed by the end of June 2013. The average value of assets related to the Vanguard ETFs was $122.1 billion for the year ended December 31, 2012.

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

The following table sets forth the value of assets in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2012				2013
	March 31,	June 30,	September 30,	December 31,	March 31,		June 30,		September 30,	December 31,
	(amounts in billions)
AUM in ETFs linked to MSCI Indexes	$354.7	$327.4	$363.7	$402.3	$357.3		$269.7		$302.6	$332.9

Sequential Change in Value
Market Appreciation/(Depreciation)	$37.9	$(27.6)	$21.1	$12.7	$16		$(13.2)		$20.2	$10.9
Cash Inflow/(Outflow)	15.2	0.3	15.2	25.9	(61.0	)(1)	(74.4	)(1)	12.7	19.4

Total Change	$53.1	$(27.3)	$36.3	$38.6	$(45.0)		$(87.6)		$32.9	$30.3

Source: Bloomberg and MSCI

(1)	Includes the loss of $82.8 billion and $74.8 billion of AUM related to certain Vanguard ETFs as of March 31, 2013 and June 30, 2013, respectively.

Revenues related to risk management analytics products increased $22.4 million, or 8.3%, to $291.7 million for the year ended December 31, 2013 compared to $269.3 million for the year ended December 31, 2012. The increase in risk management analytics revenues was driven primarily by attributable to our RiskManager and HedgePlatform products, as well as by the impact of revenues attributable to InvestorForce. Excluding the impact of revenues attributable to InvestorForce during the year ended December 31, 2013, revenues grew by 5.0%.

Revenues related to portfolio management analytics products decreased 9.2% to $105.5 million for the year ended December 31, 2013 compared to $116.1 million for the year ended December 31, 2012. The decrease in revenues was the result of lower sales and elevated cancellations of equity analytics products in prior periods.

Operating Expenses

The following table shows operating expenses by each of the categories for the years indicated:

	Years Ended
	December 31, 2013	December 31, 2012	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$202,518	$171,855	$30,663	17.8%
Non-compensation expenses	72,885	58,427	14,458	24.7%

Total cost of services	275,403	230,282	45,121	19.6%
Selling, general and administrative:
Compensation and benefits	158,659	140,435	18,224	13.0%
Non-compensation expenses	73,789	71,470	2,319	3.2%

Total selling, general and administrative	232,448	211,905	20,543	9.7%
Restructuring	—	(33)	33	n/m
Amortization of intangible assets	44,798	50,017	(5,219)	(10.4%)
Depreciation of property, equipment and leasehold improvements	20,384	16,584	3,800	22.9%

Total operating expenses	$573,033	$508,755	$64,278	12.6%

Compensation and benefits	361,177	312,290	48,887	15.7%
Non-compensation expenses	146,674	129,897	16,777	12.9%
Restructuring	—	(33)	33	n/m
Amortization of intangible assets	44,798	50,017	(5,219)	(10.4%)
Depreciation of property, equipment and leasehold improvements	20,384	16,584	3,800	22.9%

Total operating expenses	$573,033	$508,755	$64,278	12.6%

Compensation and benefits costs for the year ended December 31, 2013, were $361.2 million, an increase of $48.9 million, or 15.7%, compared to $312.3 million for year ended December 31, 2012. The increase in compensation and benefits costs primarily reflects $52.7 million of increased costs related to staffing levels, partially offset by $3.2 million of decreased severance costs, $0.4 million of lower equity compensation and $0.3 million of post-retirement and other expenses.

Non-compensation expenses for the year ended December 31, 2013 were $146.7 million, an increase of 12.9%, compared to $129.9 million for the year ended December 31, 2012. The increased costs associated with the IPD and InvestorForce acquisitions, were partially offset by lower transaction-related and non-recurring expenses, information technology, other taxes and occupancy costs. The impact of the $3.8 million lease exit charge associated with vacating our 88 Pine Street office space in New York (the “lease exit charge”) recognized in the year ended December 31, 2012 compared to a corresponding benefit recognized in the year ended December 31, 2013 also decreased non-compensation expenses year over year.

Cost of Services

For the year ended December 31, 2013, total cost of services increased 19.6% to $275.4 million compared to $230.3 million for the year ended December 31, 2012.

Within cost of services, compensation and benefits expenses for the year ended December 31, 2013 increased $30.7 million, or 17.8%, to $202.5 million compared to $171.9 million for the year ended

December 31, 2012. The increase in compensation and benefits was primarily impacted by the acquisitions of IPD and InvestorForce and an increase in staffing levels. Partially offsetting this were lower severance costs and lower post-retirement and other expenses.

Within cost of services, non-compensation expenses for the year ended December 31, 2013 increased $14.5 million, or 24.7%, to $72.9 million compared to $58.4 million for the year ended December 31, 2012. The increase was primarily driven by the acquisitions of IPD and InvestorForce, partially offset by the impact of the Lease Exit Charge recognized in the year ended December 31, 2012 compared to a corresponding benefit recognized in the year ended December 31, 2013.

Selling, General and Administrative

SG&A expenses increased $20.5 million, or 9.7%, to $232.4 million for the year ended December 31, 2013 compared to $211.9 million for the year ended December 31, 2012.

Within SG&A, compensation and benefits expenses increased $18.2 million, or 13.0%, to $158.7 million for the year ended December 31, 2013 compared to $140.4 million for the year ended December 31, 2012. Similar to compensation and benefits expenses in cost of services, the increase was primarily impacted by the acquisition of IPD and InvestorForce and an overall increase in staffing levels. Partially offsetting this were lower severance costs and lower equity compensation costs.

Within SG&A, non-compensation expenses for the year ended December 31, 2013 increased $2.3 million, or 3.2%, to $73.8 million compared to $71.5 million for the year ended December 31, 2012. The increase was primarily the result of increased costs associated with the IPD and InvestorForce acquisitions, partially offset by the lower transaction-related and non-recurring expenses, the impact of the lease exit charge recognized in the year ended December 31, 2012 compared to a corresponding benefit recognized in the year ended December 31, 2013 and other taxes.

Within SG&A, selling expenses increased 12.6% to $93.7 million and general and administrative expenses increased 7.7% to $138.7 million for the year ended December 31, 2013.

Amortization of Intangibles

For the year ended December 31, 2013, amortization of intangibles expense totaled $44.8 million compared to $50.0 million for the year ended December 31, 2012. The 10.4% decrease was the result of a portion of the intangible assets becoming fully amortized since the prior period, partially offset by the increase amortization of intangible assets resulting from the IPD and InvestorForce acquisitions.

Depreciation and amortization of property, equipment and leasehold improvements

For the years ended December 31, 2013 and 2012, depreciation and amortization of property, equipment and leasehold improvements totaled $20.4 million and $16.6 million, respectively. The 22.9% increase was related to the impact of increased depreciation from the IPD and InvestorForce acquisitions, as well as the depreciation of hardware and software assets acquired to build out data centers in the second half of the year ended December 31, 2012.

Other Expense (Income), Net

Other expense (income), net for the year ended December 31, 2013 was $27.5 million, a decrease of $29.9 million compared to $57.4 million for the year ended December 31, 2012. For the year ended December 31, 2012, $20.6 million of expense was recognized related to the accelerated amortization of existing fees and the immediate recognition of new fees associated with our May 2012 debt refinancing compared to $1.4 million of expense recognized in the year ended December 31, 2013 associated with our December 2013 debt extension. The remaining difference was primarily the result of the impact on interest expense of lower average outstanding principal on our debt and lower associated interest rates.

Income Taxes

The provision for income tax expense was $112.9 million and $96.0 million for the years ended December 31, 2013 and 2012, respectively. These amounts reflect effective tax rates of 36.1% and 36.8% for the years ended December 31, 2013 and 2012, respectively.

The effective tax rate of 36.1% for the year ended December 31, 2013 reflects our operating tax rate adjusted for the impact of certain discrete items, the effect of which was to decrease our operating tax rate by 1.5 percentage points. Included in the discrete items was the benefit associated with the 2012 federal research and development credit, which was reinstated into law as of January 2, 2013, and which decreased our effective tax rate for the year ended December 31, 2013 by 0.4 percentage points.

The effective tax rate of 36.1% for the year ended December 31, 2013 was lower than the prior year primarily because of the inclusion of the benefits associated with the federal research and development credit in our provision for income tax expense for the year ended December 31, 2013.

Income (loss) from Discontinued Operations, Net of Income Taxes

Income from discontinued operations, net of income taxes was $22.6 million for the year ended December 31, 2014 compared to $19.4 million for the year ended December 31, 2013.

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

Debt Offerings

On June 1, 2010, we entered into the 2010 Credit Facility. On March 14, 2011, we completed the repricing of the 2010 Credit Facility pursuant to Amendment No. 2 to the 2010 Credit Facility. On May 4, 2012, we entered into the Amended and Restated Credit Facility. The Amended and Restated Credit Facility provided for the incurrence of the 2012 Term Loan in an aggregate amount of $880.0 million and the 2012 Revolving Credit Facility in an aggregate amount of $100.0 million. The Amended and Restated Credit Facility also amended certain negative covenants, including financial covenants.

In March 2013, we made a $15.0 million prepayment on the 2012 Term Loan.

On December 12, 2013, we entered into the New Amended and Restated Credit Facility. We also amended the amortization schedule of required debt payments under the 2012 Term Loan. Pursuant to the New Amended and Restated Credit Facility, we were required to repay $5.1 million in quarterly payments over the first two years and $10.1 million in quarterly payments over the following three years, with the exception of the final payment in December 2018, which would have been $658.1 million (assuming no further prepayments).

On November 20, 2014, we completed a private offering of $800.0 million in aggregate principal amount of 5.25% senior unsecured notes due 2024 and also entered into a new $200.0 million senior unsecured revolving credit agreement by and among MSCI, as borrower, several of our subsidiaries, as guarantors (the “subsidiary guarantors”), the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. We used the net proceeds from the offering of the Senior Notes, together with cash on hand, to prepay in full $794.8 million of outstanding indebtedness under the New Amended and Restated Credit Facility.

The Senior Notes are scheduled to mature and be paid in full on November 20, 2024. At any time prior to November 15, 2019, we may redeem all or part of the Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, we may redeem all or part of the Senior Notes on or after November 15, 2019, at redemption prices set forth in the indenture governing the Senior Notes, together with accrued and unpaid interest. At any time prior to November 15, 2017, we may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Senior Notes, including any permitted additional notes, at a redemption price equal to 105.25% of the principal amount.

The 2014 Revolving Credit Agreement replaced the 2012 Revolving Credit Facility. The 2014 Revolving Credit Agreement has an initial term of five years that may be extended up to twice, at our request, by one additional year.

Interest on the Senior Notes accrues at a fixed rate of 5.25% per annum, and is payable semiannually in arrears on May 15 and November 15 of each year, commencing May 15, 2015; we will make interest payments to holders of record of the Senior Notes on the immediately preceding May 1 and November 1. Interest expense for the full year ending December 31, 2015, including the amortization of financing fees, will increase significantly to approximately $45.0 million compared to the $31.8 million recognized in the year ended December 31, 2014.

The obligations under the 2014 Revolving Credit Agreement are guaranteed by each of our material direct and indirect wholly-owned domestic subsidiaries, subject to limited exceptions.

The 2014 Revolving Credit Agreement contains affirmative and restrictive covenants that, among other things, limit our ability and the ability of our existing or future subsidiaries to:

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

The 2014 Revolving Credit Agreement also contains customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, bankruptcy and insolvency events, invalidity or impairment of loan documentation or collateral, change of control and customary ERISA defaults. None of the restrictions above are expected to impact our ability to effectively operate the business.

The 2014 Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the 2014 Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the 2014 Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 3.75:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the 2014 Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of December 31, 2014, our Consolidated Leverage Ratio (as defined in the 2014 Revolving Credit Agreement) was 1.80:1.00 and our Consolidated Interest Coverage Ratio (as defined in the 2014 Revolving Credit Agreement) was 25.79:1.00.

Our non-guarantor subsidiaries of the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $192.0 million, or 19.3%, of our total revenue for the twelve months ended December 31, 2014, approximately $35.7 million, or 10.6%, of our consolidated operating income for the twelve months ended December 31, 2014 and approximately $380.2 million, or 13.1%, of our total assets and $148.9 million, or 10.2%, of our total liabilities, in each case as of December 31, 2014.

Cash Dividend

On September 17, 2014, the Board of Directors approved a plan to initiate a regular quarterly cash dividend. Accordingly, the Board of Directors declared a quarterly dividend of $0.18 per share of common stock on October 31, 2014 to shareholders of record as of the close of trading on October 15, 2014. We expect the initial annual dividend rate to be $0.72 per share. On October 31, 2014, we paid $20.4 million for the cash dividend.

On February 3, 2015, the Board of Directors declared a quarterly dividend of $0.18 per share of common stock to be paid on March 13, 2015 to shareholders of record as of the close of trading on February 20, 2015.

Cash flows

	As of
	December 31, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$508,799	$358,434

Cash Provided by (Used In) Operating, Investing, and Financing Activities

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Net cash provided by operating activities	$305,673	$321,183	$347,075
Net cash provided by (used in) investing activities	$297,037	$4,121	$(94,361)
Net cash used in financing activities	$(442,328)	$(146,584)	$(322,976)
Effect of exchange rates on cash and cash equivalents	$(10,017)	$(3,595)	$1,360

Net increase (decrease) in cash and cash equivalents	$150,365	$175,125	$(68,902)

Cash and Cash Equivalents

Cash and cash equivalents were $508.8 million and $358.4 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, $102.3 million and $95.6 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws.

We believe that domestic cash flows from operations, together with existing cash and cash equivalents, will continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash flows from operations, together with existing cash and cash equivalents, will continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and for the foreseeable future thereafter.

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $305.7 million and $321.2 million for the years ended December 31, 2014 and 2013, respectively. The year-over-year decrease primarily reflects higher cash expenses recognized during the year ended December 31, 2014.

Cash provided by operating activities was $321.2 million and $347.1 million for the years ended December 31, 2013 and 2012, respectively. The year-over-year decrease primarily reflects a change in the timing of collections of our accounts receivable relative to the prior year, partially offset by higher net income adjusted for certain non-cash items.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. Historically, the payment of cash for compensation and benefits is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash provided by investing activities was $297.0 million and $4.1 million for the years ended December 31, 2014 and 2013, respectively. The $292.9 million year-over-year increase in cash provided by investing activities primarily reflects net cash inflows resulting from the disposition of ISS during the year ended December 31, 2014. Partially offsetting this were the cash inflows from the maturation of short-term investments received during the year ended December 31, 2013. In the year ended December 31, 2013, we began investing excess cash in money market funds and other similar cash equivalents rather than U.S. Treasury securities and other short-term investments as we had in prior periods.

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

Cash Flows From Financing Activities

Cash used in financing activities was $442.3 million and $146.6 million for the years ended December 31, 2014 and 2013, respectively. The year-over-year increase primarily reflects increased purchases of treasury shares and the first dividend payment made, partially offset by lower repayments on our debt.

Cash used in financing activities was $146.6 million and $323.0 million for the years ended December 31, 2013 and 2012, respectively. The year-over-year decrease primarily reflects lower repayments on our debt, partially offset by higher purchases of treasury shares.

Contractual Obligations

Our contractual obligations consist primarily of leases for office space, leases for equipment and other operating leases, obligations to vendors arising out of market data contracts and our debt obligations arising from the issuance of the Senior Notes. The following table summarizes our contractual obligations for the periods indicated:

		For The Years Ended December 31,
	Total	2015	2016	2017	2018	2019	Thereafter
(in thousands)
Operating leases	$287,874	$30,511	$29,890	$26,633	$25,142	$20,662	$155,036
Vendor obligations	70,572	40,555	14,936	11,841	2,690	550	—
Senior Notes (1)	1,220,000	42,000	42,000	42,000	42,000	42,000	1,010,000

Total contractual obligations	$1,578,446	$113,066	$86,828	$80,474	$69,832	$63,212	$1,165,036

(1)	Includes payments for Senior Notes principal plus interest based on the 5.25% coupon interest rate.

The obligations related to MSCI’s uncertain tax positions have been excluded from the table above because of the uncertainties surrounding the timing and final values of the settlement, if any.

Off-Balance Sheet Arrangements

At December 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Standards Updates,” of the Notes to the Consolidated Financial Statements included herein for a listing.

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

Revenues from index-linked investment products represented 17.8% and 16.4% of operating revenues for the years ended December 31, 2014 and 2013, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, a significant percentage of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the years ended December 31, 2014 and 2013, 14.3% and 15.1%, respectively, of our total revenues, including revenues attributable to income from discontinued operations, net of income taxes, were invoiced in currencies other than U.S. dollars. For the year ended December 31, 2014, 54.5% of our foreign currency revenues were in Euros, 23.8% were in British pounds sterling and 12.6% were in Japanese yen. For the year ended December 31, 2013, 53.9% of our foreign currency revenues were in Euros, 22.9% were in British pounds sterling and 13.0% were in Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 43.1% and 42.8% of our operating expenses, including operating expense attributable to income from discontinued operations, net of income taxes, for the years ended December 31, 2014 and 2013, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Swiss francs, Hungarian forints, Hong Kong dollars and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the United States.

We have certain assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, a gain or loss results from the change in value of the functional currency. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with intercompany loans that are denominated in certain foreign currencies. As a result of these positions, we recognized foreign currency exchange losses of $3.0 million, $2.4 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We changed our independent registered public accounting firm effective March 11, 2014 from Deloitte & Touche LLP to PricewaterhouseCoopers LLP. Information regarding the change in the independent registered public accounting firm was disclosed in our Current Report on Form 8-K filed with the SEC on March 14, 2014. There were no disagreements with Deloitte & Touche LLP or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

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

Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

(b). Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers or persons performing similar functions and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management, including the Company’s CEO and CFO, concluded that, as of December 31, 2014, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PricewaterhouseCoopers, LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2014, which appears on page F-2 of this Annual Report on Form 10-K.

(c). Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2014.

Information regarding our Code of Ethics and Business Conduct and Corporate Governance Policies is incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after December 31, 2014. Any amendments to, or waivers from, a provision of our Codes of Ethics that apply to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.msci.com. The information on our website is not and should not be considered a part of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2014. The information provided under Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2014.

Item 14.  Principal Accounting Fees and Services

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2014.

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

Date: February 27, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Qutub, Frederick W. Bogdan and Cecilia Aza, and each or any one of them, his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in the capacities indicated below, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming his or her signatures as they may be signed by his or her said attorneys-in-fact and agents, or their substitute or substitutes, to any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY A. FERNANDEZ Henry A. Fernandez	Chairman, Chief Executive Officer, and President (principal executive officer)	February 27, 2015

/S/ ROBERT QUTUB Robert Qutub	Chief Financial Officer (principal financial officer)	February 27, 2015

/S/ RICHARD J. NAPOLITANO Richard J. Napolitano	Global Controller (principal accounting officer)	February 27, 2015

/S/ ROBERT G. ASHE Robert G. Ashe	Director	February 27, 2015

/S/ BENJAMIN F. DUPONT Benjamin F. DuPont	Director	February 27, 2015

/S/ ALICE W. HANDY Alice W. Handy	Director	February 27, 2015

/S/ CATHERINE R. KINNEY Catherine R. Kinney	Director	February 27, 2015

Signature	Title	Date

/S/ LINDA H. RIEFLER Linda H. Riefler	Director	February 27, 2015

/S/ GEORGE W. SIGULER George W. Siguler	Director	February 27, 2015

/S/ PATRICK TIERNEY Patrick Tierney	Director	February 27, 2015

/S/ RODOLPHE M. VALLEE Rodolphe M. Vallee	Director	February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of MSCI Inc. and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report On Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.

We have audited the accompanying consolidated statement of financial condition of MSCI Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MSCI Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2014 (February 27, 2015 as to the effects of the revision discussed in Note 1 and discontinued operations as discussed in Note 3)

MSCI INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December 31, 2014	December 31, 2013
	(in thousands, except per share and share data)
ASSETS
Current assets:
Cash and cash equivalents	$508,799	$358,434
Accounts receivable (net of allowances of $857 and $1,280 as of December 31, 2014 and 2013, respectively)	178,717	169,490
Deferred taxes	22,209	52,888
Prepaid income taxes	29,180	14,568
Prepaid and other assets	31,727	28,890

Total current assets	770,632	624,270
Property, equipment and leasehold improvements (net of accumulated depreciation of $92,808 and $75,371 at December 31, 2014 and 2013, respectively)	94,074	85,588
Goodwill	1,564,904	1,813,164
Intangible assets (net of accumulated amortization of $372,209 and $374,377 at December 31, 2014 and 2013, respectively)	433,628	595,707
Other non-current assets	30,937	17,386

Total assets	$2,894,175	$3,136,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,835	$1,198
Accrued compensation and related benefits	111,408	121,124
Other accrued liabilities	47,894	41,212
Current maturities of long term debt	—	19,772
Deferred revenue	310,775	319,735

Total current liabilities	472,912	503,041
Long term debt, net of current maturities	800,000	788,010
Deferred taxes	137,838	234,649
Other non-current liabilities	50,592	46,068

Total liabilities	1,461,342	1,571,768

Commitments and Contingencies (see Note 6)

Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized at December 31, 2014 and 2013; 126,637,390 and 125,555,268 common shares issued at December 31, 2014 and 2013, respectively; and 112,072,469 and 118,083,111 common shares outstanding at December 31, 2014 and 2013, respectively)	1,266	1,256
Treasury shares, at cost (14,564,921 and 7,472,157 shares at December 31, 2014 and 2013, respectively)	(588,378)	(268,391)
Additional paid in capital	1,022,221	1,073,157
Retained earnings	1,022,695	758,975
Accumulated other comprehensive loss	(24,971)	(650)

Total shareholders’ equity	1,432,833	1,564,347

Total liabilities and shareholders’ equity	$2,894,175	$3,136,115

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands, except per share and share data)

Operating revenues	$996,680	$913,364	$826,990

Operating expenses:
Cost of services	308,574	275,403	230,282
Selling, general and administrative	279,352	232,448	211,905
Restructuring	—	—	(33)
Amortization of intangible assets	45,877	44,798	50,017
Depreciation and amortization of property, equipment and leasehold improvements	25,711	20,384	16,584

Total operating expenses	659,514	573,033	508,755

Operating income	337,166	340,331	318,235

Interest income	(851)	(889)	(699)
Interest expense	31,820	26,256	56,401
Other expense (income)	(2,141)	2,136	1,732

Other expense (income), net	28,828	27,503	57,434

Income from continuing operations before provision for income taxes	308,338	312,828	260,801
Provision for income taxes	109,396	112,918	96,010

Income from continuing operations	198,942	199,910	164,791

Income (loss) from discontinued operations, net of income taxes	85,171	22,647	19,447

Net income	$284,113	$222,557	$184,238

Earnings per basic common share:

Earnings per basic common share from continuing operations	$1.72	$1.66	$1.34

Earnings per basic common share from discontinued operations	0.73	0.19	0.16

Earnings per basic common share	$2.45	$1.85	$1.50

Earnings per diluted common share:

Earnings per diluted common share from continuing operations	$1.70	$1.64	$1.32

Earnings per diluted common share from discontinued operations	0.73	0.19	0.16

Earnings per diluted common share	$2.43	$1.83	$1.48

Weighted average shares outstanding used in computing earnings per share:
Basic	115,737	120,100	122,023

Diluted	116,706	121,074	123,204

Dividend declared per common share	$0.18	$—	$—

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)

Net income	$284,113	$222,557	$184,238

Other comprehensive income (loss):

Foreign currency translation adjustments	(18,053)	1,295	3,867
Income tax effect	(132)	(500)	(1,520)

Foreign currency translation adjustments, net	(18,185)	795	2,347

Unrealized gains (losses) on cash flow hedges	—	1,364	1,742
Income tax effect	—	(524)	(691)

Unrealized gains (losses) on cash flow hedges, net	—	840	1,051

Unrealized gains (losses) on available-for-sale securities	—	(5)	—
Income tax effect	—	2	—

Unrealized gains (losses) on available-for-sale securities, net	—	(3)	—

Pension and other post-retirement adjustments	(8,299)	624	(1,434)
Income tax effect	2,163	(110)	334

Pension and other post-retirement adjustments, net	(6,136)	514	(1,100)

Other comprehensive income (loss), net of tax	(24,321)	2,146	2,298

Comprehensive income	$259,792	$224,703	$186,536

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance at December 31, 2011	$1,227	$(49,827)	$995,665	$352,180	$(5,094)	$1,294,151
Net income				184,238		184,238
Other comprehensive income (loss), net of tax					2,298	2,298
Common stock issued	4					4
Compensation payable in common stock and options			24,997			24,997
Common stock repurchased and held in treasury		(70,989)	(35,000)			(105,989)
Common stock issued to directors and held in treasury		(110)				(110)
Exercise of stock options	9		13,304			13,313
Excess tax benefits from employee stock incentive plans			1,048			1,048

Balance at December 31, 2012	$1,240	$(120,926)	$1,000,014	$536,418	$(2,796)	$1,413,950
Net income				222,557		222,557
Other comprehensive income (loss), net of tax					2,146	2,146
Common stock issued	8					8
Compensation payable in common stock and options			24,552			24,552
Common stock repurchased and held in treasury		(147,183)	35,000			(112,183)
Common stock issued to directors and held in treasury		(282)				(282)
Exercise of stock options	8		11,694			11,702
Excess tax benefits from employee stock incentive plans			1,897			1,897

Balance at December 31, 2013	$1,256	$(268,391)	$1,073,157	$758,975	$(650)	$1,564,347
Net income				284,113		284,113
Dividends		(4)		(20,393)		(20,397)
Other comprehensive income (loss), net of tax					(24,321)	(24,321)
Common stock issued	5					5
Compensation payable in common stock and options			26,553			26,553
Common stock repurchased and held in treasury		(319,651)	(90,000)			(409,651)
Common stock issued to directors and held in treasury		(332)				(332)
Exercise of stock options	5		9,676			9,681

Excess tax benefits from employee stock incentive plans			2,835			2,835

Balance at December 31, 2014	$1,266	$(588,378)	$1,022,221	$1,022,695	$(24,971)	$1,432,833

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Cash flows from operating activities
Net income	$284,113	$222,557	$184,238
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	48,617	58,203	63,298
Stock-based compensation expense	26,585	25,004	25,323
Depreciation of property, equipment and leasehold improvements	25,930	22,302	18,700
Amortization of debt origination fees	7,748	3,348	18,065
Deferred taxes	(4,960)	(15,066)	(30,195)
Amortization of discount on long-term debt	2,218	1,066	5,305
Excess tax benefits from share-based compensation	(2,835)	(1,897)	(1,048)
Gross gain on disposition of subsidiary	(84,620)	—	—
Other non-cash adjustments	1,847	(371)	(49)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(26,821)	(16,412)	35,473
Prepaid income taxes	(14,998)	7,927	7,278
Prepaid and other assets	(9,857)	(4,459)	(1,395)
Accounts payable	2,128	(2,145)	1,979
Deferred revenue	42,263	11,399	18,345
Accrued compensation and related benefits	88	7,057	(834)
Other accrued liabilities	8,428	(260)	(8,233)
Other	(201)	2,930	10,825

Net cash provided by operating activities	305,673	321,183	347,075

Cash flows from investing activities
Acquisitions, net of cash acquired	(14,921)	(23,268)	(119,554)
Proceeds from redemption of short-term investments	—	70,900	207,032
Dispositions, net of cash provided	362,811	—	—
Purchase of investments	—	—	(137,306)
Capitalized software development costs	(8,216)	(3,285)	—
Capital expenditures	(42,659)	(40,255)	(44,884)
Proceeds from the sale of property, equipment and leasehold improvements	22	29	351

Net cash provided by (used in) investing activities	297,037	4,121	(94,361)

Cash flows from financing activities:
Proceeds from borrowing, net of discount	800,000	—	876,087
Repayment of long–term debt	(810,000)	(48,000)	(1,103,563)
Payment of issuance costs in connection with long term debt	(14,800)	—	(3,870)
Repurchase of treasury shares	(409,651)	(112,183)	(105,989)
Dividends paid	(20,393)	—	—
Proceeds from the exercise of stock options	9,681	11,702	13,311
Excess tax benefits from stock-based compensation	2,835	1,897	1,048

Net cash (used in) provided by financing activities	(442,328)	(146,584)	(322,976)

Effect of exchange rates changes	(10,017)	(3,595)	1,360

Net increase (decrease) in cash and cash equivalents	150,365	175,125	(68,902)
Cash and cash equivalents, beginning of period	358,434	183,309	252,211

Cash and cash equivalents, end of period	$508,799	$358,434	$183,309

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,233	$20,429	$36,744

Cash paid for income taxes	$120,419	$128,167	$134,439

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$6,731	$3,396	$3,575

See Notes to Consolidated Financial Statements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

Organization

MSCI Inc., together with its wholly-owned subsidiaries (the “Company” or “MSCI”), is a global provider of investment decision support tools, including indexes, portfolio risk and performance analytics and multi-asset class market risk analytics products and services. The Company’s flagship products are its global equity indexes and environmental, social and governance (“ESG”) products marketed under the MSCI and MSCI ESG Research brands, its private real estate benchmarks marketed under the IPD brand, its portfolio risk and performance analytics covering global equity markets marketed under the Barra brand, its multi-asset class, market and credit risk analytics marketed under the RiskMetrics and Barra brands and its performance reporting products and services offered to the investment consultant community marketed under the InvestorForce brand.

On March 17, 2014, MSCI Inc. entered into a definitive agreement to sell Institutional Shareholder Services Inc. (“ISS”). As a result, the Company reported the operating results of ISS in “Income from discontinued operations, net of income taxes” in the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012. As a result of this change, the Company now operates as one segment. Unless otherwise indicated, the disclosures accompanying these consolidated financial statements reflect the Company’s continuing operations.

The Company completed the sale of ISS on April 30, 2014. See Note 3, “Dispositions and Discontinued Operations,” for further details.

Basis of Presentation

The consolidated financial statements include the accounts of MSCI Inc. and its wholly-owned subsidiaries. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. It is also the Company’s policy to consolidate any variable interest entity for which the Company is the primary beneficiary, of which the Company has none, as required by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 810-10, “Consolidations.” For investments in any entities in which the Company owns 20% or less of the outstanding voting stock and significant influence does not exist, such investments are carried at cost.

Revision

In connection with the preparation of the Company’s unaudited condensed consolidated financial statements for the three months ended June 30, 2014, the Company determined that it had understated its net tax liabilities in certain years prior to December 31, 2012. As a result of these errors, the Company has recorded the following corrections to its Consolidated Statement of Financial Condition as of December 31, 2013: (i) an $11.3 million decrease to beginning retained earnings, (ii) a $0.7 million decrease to additional paid in capital, (iii) a $12.8 million decrease to prepaid taxes, (iv) a $13.6 million increase to long-term deferred tax liabilities and (v) a $14.3 million increase to goodwill. In accordance with the accounting guidance found in ASC Subtopic 250-10, “Accounting Changes and Error Corrections,” the Company has revised its Consolidated Statement of Financial Condition as of December 31, 2013 and the Consolidated Statement of Cash Flows for the year ended December 31, 2013 to reflect these corrections.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” the Company assessed the materiality of the adjustments and concluded that these corrections were not material to any of its previously issued financial statements. The Company also concluded that its compliance with debt covenants would not have been affected by these adjustments.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, the Company has revised the Consolidated Statement of Financial Condition as of December 31, 2013 from amounts previously reported as follows:

	As Previously Reported	Adjustment	As Revised
	(in thousands)
Prepaid taxes	$27,333	$(12,765)	$14,568
Total current assets	$637,035	$(12,765)	$624,270
Goodwill	$1,798,821	$14,343	$1,813,164
Total assets	$3,134,537	$1,578	$3,136,115
Deferred taxes	$221,054	$13,595	$234,649
Total liabilities	$1,558,173	$13,595	$1,571,768
Additional paid in capital	$1,073,893	$(736)	$1,073,157
Retained earnings	$770,256	$(11,281)	$758,975
Total shareholders’ equity	$1,576,364	$(12,017)	$1,564,347
Total liabilities and shareholders’ equity	$3,134,537	$1,578	$3,136,115

The Company has revised the Consolidated Statement of Cash Flows for the year ended December 31, 2013 from amounts previously reported as follows:

	As Previously Reported	Adjustment	As Revised
	(in thousands)
Excess tax benefits from share-based compensation	$(2,633)	$736	$(1,897)
Net cash provided by operating activities	$320,447	$736	$321,183
Excess tax benefits from share-based compensation	$2,633	$(736)	$1,897
Net cash (used in) provided by financing activities	$(145,848)	$(736)	$(146,584)

The Company has revised the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011 from amounts previously reported as follows:

	As Previously Reported	Adjustment	As Revised
	(in thousands)
As of December 31, 2011
Retained earnings	$363,461	$(11,281)	$352,180
Total shareholders’ equity	$1,305,432	$(11,281)	$1,294,151
For the year ended December 31, 2013
Excess tax benefits from share-based compensation	$2,633	$(736)	$1,897
As of December 31, 2013
Additional paid in capital	$1,073,893	$(736)	$1,073,157
Total shareholders’ equity	$1,576,364	$(12,017)	$1,564,347

Significant Accounting Policies

Basis of Financial Statements and Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

arrangements with multiple deliverables, which may include application service subscription and professional services associated with implementation and other services, the Company evaluates each deliverable in these multiple-element arrangements to determine whether it represents a separate unit of accounting and allocates revenue accordingly.

In most cases, the Company recognizes revenues from subscription arrangements ratably over the term of the license agreement pursuant to contract terms. The contracts state the terms under which these fees are to be calculated. The fees are recognized as the Company supplies the product and service to the client over the license period and are generally billed in advance, prior to the license start date. When implementation services are included, the Company recognizes revenues allocated to the subscription ratably from the date the application is put into production to the end of the license period. Revenues associated with the implementation services are recognized ratably over the useful life of those services. For products and services whose fees are based on estimated assets under management linked to the Company’s indexes, or contract values related to futures and options, the Company recognizes revenues based on estimates from independent third-party sources or the most recently reported information from the client. Revenues from subscription agreements for the receipt of periodic benchmark reports, digests, and other publications, which are most often associated with the Company’s real estate benchmark business, are recognized upon delivery of such reports or data updates.

The Company’s software-related arrangements do not require significant modification or customization of any underlying software applications being licensed. Accordingly, the Company recognizes software revenues pursuant to the requirements of ASC Subtopic 985-605, “Software-Revenue Recognition.” The Company’s subscription agreements for software products include provisions that, among other things, would allow clients to receive unspecified, when and if available, software upgrades for no additional fee as well as the right to use the software products with maintenance and technical support for the term of the agreement, which is typically one year. Software agreements may include other consulting and professional services. In accordance with ASC Subtopic 985-605, “Software Revenue Recognition,” the Company does not have vendor specific objective evidence (“VSOE”) for these elements and therefore begins to recognize software related revenue ratably over the term of the license agreement once delivered.

Adjustment to Revenues

During the year ended December 31, 2012, as a result of a one-time adjustment, the Company recorded a $5.2 million cumulative revenue reduction to correct an error related to revenues previously reported through December 31, 2011. The effect of recording this adjustment in the first quarter of 2012 resulted in a one-time decrease to the energy and commodity analytics products revenues in the Company’s Consolidated Statement of Income and an increase in deferred revenues in the Company’s Consolidated Statement of Financial Condition. It was determined that under ASC Subtopic 985-605, the Company incorrectly established VSOE for certain energy and commodity analytics products and as a result should not have been recognizing a substantial portion of the revenue immediately upon delivery or renewal of a time based subscription license, the terms of which are generally one year. Rather, the entire license fee should have been recognized ratably over the term of the license. As such, the Company made the cumulative adjustment effective January 1, 2012 and started recognizing revenue related to all contracts still in effect as of this date ratably over the remainder of the term. The Company began recognizing revenue ratably over the contract term for any new contracts entered into on or after January 1, 2012. Based upon an evaluation of all relevant factors, management believes the correcting adjustment did not have a material impact on the Company’s previously reported results and, accordingly, has determined that restatement of previously issued financial statements is not necessary.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of MSCI restricted stock units (“RSUs”) is measured as the closing price of MSCI’s common stock on the date prior to grant. Restricted stock units subject to performance conditions (“PSUs”) are based on performance measures that impact the amount of shares that each recipient will receive upon vesting. PSUs are granted at fair market value, which is measured as the closing price of MSCI’s common stock on the date prior to grant.

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

Based on interpretive guidance related to share-based compensation, the Company’s policy is to accrue the estimated cost of share-based awards that are granted to retirement-eligible employees over the course of the prior year in which they were earned rather than expensing the awards on the date of grant. A portion of the awards granted to employees consist of PSUs. The Company bases initial accruals of compensation cost on the estimated number of units for which the requisite service is expected to be rendered. If the estimated number of units changes from previous estimates, the cumulative effect on current and prior periods of a change is recognized in compensation cost in the period of the change.

Research and Development

The Company accounts for research and development costs in accordance with several accounting pronouncements, including ASC Subtopic 730-10, “Research and Development.” ASC Subtopic 730-10 requires that research and development costs generally be expensed as incurred. The majority of the Company’s research and development costs are incurred in developing, reviewing and enhancing the methodologies and data models offered within its product portfolio.

The Company applies the provisions of ASC Subtopic 350-40, “Internal Use Software,” and accounts for the cost of computer software developed for internal use by capitalizing qualifying costs, which are substantially incurred during the application development stage. The amounts capitalized include external direct costs of services used in developing internal-use software and for payroll and payroll-related costs of employees directly associated with the development activities. Additionally, costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements provide additional functionality to the software. The Company capitalized $8.3 million and $3.3 million of costs related to software developed for internal use in the Consolidated Statement of Financial Condition for the years ended December 31, 2014 and 2013, respectively.

Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the related product, which is typically three to five years, beginning with the date the software is placed into service.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Revenue

Deferred revenues represent amounts billed to customers for products and services in advance of delivery. The Company’s clients generally pay subscription fees annually or quarterly in advance. Deferred revenue is generally amortized ratably over the service period as revenue recognition criteria are met. Where the service period has not begun and the client has not paid or the contract has not been renewed, deferred revenues and accounts receivable are not recognized.

Goodwill

Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company’s goodwill relates to the acquisitions of Barra, Inc. (“Barra”), RiskMetrics Group, Inc. (“RiskMetrics”), Measurisk, LLC (“Measurisk”), IPD Group Limited (“IPD”), Investor Force Holdings, Inc. (“InvestorForce”) and Governance Holdings Co. (“GMI Ratings”). The Company’s goodwill is not amortized, but rather is subject to an impairment test each year, or more often if conditions indicate impairment may have occurred, pursuant to ASC Topic 350, “Intangibles—Goodwill and Other.”

The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events and circumstances exist. The testing for impairment is performed at the reporting unit level, which is deemed to be at the level of the MSCI business segments. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of impairment. Additionally, if the book value of a reporting unit is zero or a negative value and it is determined that it is more likely than not that the goodwill is impaired, further analysis is required. As the estimated fair value of its reporting units exceeded their respective book value on the testing dates, no impairment of goodwill was recorded during the years ended December 31, 2014, 2013 and 2012.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consist of those definite-lived intangibles from the acquisitions of Barra in June 2004, RiskMetrics in June 2010, Measurisk in July 2010, IPD in November 2012, InvestorForce in January 2013 and GMI Ratings in August 2014. The Company amortizes definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. The Company has no indefinite-lived intangibles. The intangible assets have remaining useful lives ranging from one to 20 years.

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

For derivative instruments that are designated and qualify as hedging instruments for accounting purposes, the Company documents and links the relationships between the hedging instruments and hedged items. The Company also assesses and documents at the hedge’s inception whether the derivatives used in hedging transactions were effective in offsetting changes in fair values associated with the hedged items. ASC Subtopic 815-10 provides that, for derivative instruments that qualify for hedge accounting being used to hedge cash flows, changes in the fair value are recognized in accumulated other comprehensive income (loss), a separate component of shareholders’ equity, until the hedged item is recognized in earnings. In addition, the ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with assets and liabilities that are denominated in certain foreign currencies. Derivative instruments that do not qualify for hedge accounting are carried at fair value on the Consolidated Statement of Financial Condition with gains and losses recorded in the Consolidated Statement of Income.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and fixtures and computer and communications equipment are amortized using the straight-line method over the estimated useful life of the asset. Estimates of useful lives are as follows: furniture & fixtures – seven years; computer and related equipment – three to five years. Leasehold

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

improvements are amortized on a straight-line basis over one to 21 years, which represents the lesser of the estimated useful life of the asset or, where applicable, the remaining term of the lease.

Treasury Stock

The Company holds repurchased shares of common stock as treasury stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity.

In accordance with ASC Subtopic 505-10, “Equity,” the Company accounts for the capped accelerated share repurchase (“ASR”) agreements into which it enters as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date of the shares and (b) as a forward contract indexed to the Company’s own common stock. As such, the Company accounts for the shares that it receives under capped ASR agreements during the period as a repurchase of its common stock for the purpose of calculating earnings per common share. The Company has determined that the forward contracts indexed to the Company’s common stock meet all the applicable criteria for equity classification in accordance with ASC Subtopic 815-10 and, therefore, the capped ASR agreements are not accounted for as derivative instruments.

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

An allowance for doubtful accounts is recorded when it is probable and estimable that a receivable will not be collected. Changes in the allowance for doubtful accounts from December 31, 2011 to December 31, 2014 were as follows:

Amount
(in thousands)
Balance as of December 31, 2011	$857
Addition to provision	403
Amounts written off, net of recoveries	(296)

Balance as of December 31, 2012	$964
Addition to provision	876
Amounts written off, net of recoveries	(560)

Balance as of December 31, 2013	$1,280
Addition to provision	452
Amounts written off, net of recoveries	(875)

Balance as of December 31, 2014	$857

Accrued Compensation

The Company makes significant estimates in determining its accrued non-stock based compensation and benefits expenses. A significant portion of the Company’s employee incentive compensation programs are discretionary. Each year end the Company determines the amount of discretionary cash bonus expense. The Company also reviews compensation and benefits expenses throughout the year to determine how overall

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance compares to management’s expectations. These and other factors, including historical performance, are taken into account in accruing discretionary cash compensation estimates quarterly.

Concentrations

For the year ended December 31, 2014, BlackRock, Inc. accounted for 10.6% of the Company’s operating revenues. For the years ended December 31, 2013 and 2012, no single customer accounted for 10.0% or more of the Company’s operating revenues.

2. RECENT ACCOUNTING STANDARDS UPDATES

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” or ASU 2013-11. The amendments in this update require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under a few limited circumstances. The amendments in this update do not require new recurring disclosures. This new guidance has been applied prospectively for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” or ASU 2014-08. The amendments in this update change the requirements for reporting discontinued operations under ASC Subtopic 205-20, “Presentation of Financial Statements—Discontinued Operations,” such as limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments in this update also require expanded disclosures in order to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. Further, the amendments require an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This new guidance is to be applied prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. The Company has elected not to early adopt ASU 2014-08 but does not expect the adoption of ASU 2014-08 to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” or ASU 2014-09. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is evaluating the potential impact that the update will have on its consolidated financial statements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2014, the FASB issued Accounting Standards Update 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” or ASU 2014-17. ASU 2014-17 provides a company with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. ASU 2014-17 became effective as of November 18, 2014. The Company will evaluate this standard in the event of a future business combination.

In January 2015, the FASB issued Accounting Standards Update 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” or ASU 2015-01. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, a company will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

3. DISPOSITIONS AND DISCONTINUED OPERATIONS

Disposition of CFRA

On March 31, 2013, MSCI completed the sale of its CFRA product line. The value of the disposed assets and liabilities and the resulting gain on disposal were not material to the Company.

Disposition of ISS

On March 17, 2014, MSCI entered into a definitive agreement to sell ISS. The results of operations from ISS and the CFRA product line are reflected in “Income from discontinued operations, net of income taxes” in the Consolidated Statements of Income.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sale of ISS was completed on April 30, 2014 for $367.4 million. The value of the assets and liabilities of ISS that were disposed, directly attributable transaction costs and the resulting gain on disposal that has been reported in “Income from discontinued operations, net of income taxes” for the year ended December 31, 2014 are as follows:

(in thousands)
Cash proceeds	$367,355
Less: working capital adjustments	(311)

Total proceeds	367,044
Less assets sold and liabilities relieved resulting from disposal:
Cash and cash equivalents	(4,544)
Accounts receivable	(15,765)
Deferred taxes (current)	(3,174)
Prepaid income taxes	(617)
Prepaid and other assets	(4,500)
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $4,213)	(8,544)
Goodwill	(254,233)
Intangible assets (net of accumulated amortization of $50,283)	(121,269)
Other non-current assets	(1,645)
Accounts payable	574
Accrued compensation and related benefits	6,783
Other accrued liabilities	4,034
Deferred revenue	51,767
Deferred taxes (non-current)	59,129
Other non-current liabilities	5,576
Other comprehensive income including currency translation adjustments and pension and other post-retirement adjustments	4,004

Net assets sold	(282,424)
Less: Transaction costs	(5,946)

Gain on sale of ISS	$78,674

Income (loss) from discontinued operations. Amounts associated with discontinued operations reflected in the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Revenue from discontinued operations	$43,122	$122,303	$123,151

Income from discontinued operations before provision for income taxes	$86,230	$32,793	$28,608
Provision for income taxes	1,059	10,146	9,161

Income from discontinued operations, net of income taxes	$85,171	$22,647	$19,447

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As required by ASC Subtopic 220-10, “Comprehensive Income—Overall,” the following table presents the amounts reclassified from accumulated other comprehensive income (loss) by the respective line item in the Consolidated Statement of Income:

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)(1)

(in thousands)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Unaudited Condensed Consolidated Statements of Income
	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Unrealized losses on cash flow hedges
Interest rate contracts	$—	$(1,364)		Interest expense
	—	524		Tax benefit

	$—	$(840)		Net of tax

Unrealized gains on available-for-sale securities
Short-term investments	$—	$5		Interest income
	—	(2)		Tax expense

	$—	$3		Net of tax

Defined benefit pension plans
Amount recognized as a component of net periodic benefit expense for curtailments and settlements	$(104)	$(32	)(2)
	(15)	6		Tax expense (3)

	$(119)	$(26)		Net of tax (4)

Foreign currency translation adjustment	$4,184	$—	(5)

Total reclassifications for the period, net of tax	$4,065	$(863)

(1)	Amounts in parentheses indicate expenses or losses moved to the Consolidated Statements of Income.
(2)	Includes $(186,000) for the year ended December 31, 2014 that was reclassified to “Income from discontinued operations, net of taxes” as part of the gain on the disposition of ISS.
(3)	Includes $6,000 for the year ended December 31, 2014 that was reclassified to “Income from discontinued operations, net of taxes” as part of the gain on the disposition of ISS.
(4)	Includes $(180,000) for the year ended December 31, 2014 that was reclassified to “Income from discontinued operations, net of taxes” as part of the gain on the disposition of ISS.
(5)

This accumulated other comprehensive income component for the year ended December 31, 2014 was reclassified to “Income from discontinued operations, net of taxes” as part of the gain on the disposition of ISS.

5. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities. There were 78,260, 26,407 and 6,714, stock options and restricted stock units excluded from the calculation of diluted EPS for the years ended December 31, 2014, 2013 and 2012, respectively, because of their anti-dilutive effect.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	For the Years Ended
	December 31,	December 31,	December 31,
(in thousands, except per share data)	2014	2013	2012
Income from continuing operations, net of income taxes	$198,942	$199,910	$164,791
Income (loss) from discontinued operations, net of income taxes	85,171	22,647	19,447

Net income	$284,113	$222,557	$184,238
Less: Allocations of earnings to unvested restricted stock units (1)	(368)	(633)	(1,547)

Earnings available to MSCI common shareholders	$283,745	$221,924	$182,691

Basic weighted average common shares outstanding	115,737	120,100	122,023

Effect of dilutive securities:
Stock options and restricted stock units	969	974	1,181

Diluted weighted average common shares outstanding	116,706	121,074	123,204

Earnings per basic common share from continuing operations	$1.72	$1.66	$1.34
Earnings per basic common share from discontinued operations	0.73	0.19	0.16

Earnings per basic common share	$2.45	$1.85	$1.50

Earnings per diluted common share from continuing operations	$1.70	$1.64	$1.32
Earnings per diluted common share from discontinued operations	0.73	0.19	0.16

Earnings per diluted common share	$2.43	$1.83	$1.48

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

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $27.0 million, $24.2 million and $22.1 million, respectively.

Future minimum commitments for the Company’s operating leases in place as of December 31, 2014 are as follows:

Years Ending December 31,	Amount
(in thousands)
2015	$30,511
2016	29,890
2017	26,633
2018	25,142
2019	20,662
Thereafter	155,036

Total	$287,874

Return of capital. On December 13, 2012, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock beginning immediately and continuing through December 31, 2014 (the “2012 Repurchase Program”).

On December 13, 2012, as part of the 2012 Repurchase Program, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to initiate share repurchases aggregating $100.0 million (the “December 2012 ASR Agreement”). As a result of the December 2012 ASR Agreement, the Company received 2.2 million shares on December 14, 2012 and 0.8 million shares on July 31, 2013 for a combined average purchase price of $33.47 per share.

On August 1, 2013, MSCI entered into a second ASR agreement to initiate share repurchases aggregating $100.0 million (the “August 2013 ASR Agreement”). As a result of the August 2013 ASR Agreement, the Company received 1.9 million shares on August 2, 2013 and 0.5 million shares on December 30, 2013 for a combined average purchase price of $41.06 per share.

On February 6, 2014, MSCI utilized the remaining repurchase authorization provided by the 2012 Repurchase Program by entering into a third ASR agreement to initiate share repurchases aggregating $100.0 million (the “February 2014 ASR Agreement”). As a result of the February 2014 ASR Agreement, the Company received 1.7 million shares on February 7, 2014 and 0.6 million shares on May 5, 2014 for a combined average purchase price of $43.10 per share.

On February 4, 2014, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock (the “2014 Repurchase Program”). On September 17, 2014, the Board of Directors increased the approval under the 2014 Repurchase Program from

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$300.0 million to $850.0 million. Share repurchases made pursuant to 2014 Repurchase Program may take place through December 31, 2016 in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended, terminated or extended by the Board of Directors at any time without prior notice.

On September 18, 2014, as part of the 2014 Repurchase Program, the Company entered into a fourth ASR agreement to initiate share repurchases aggregating $300.0 million (the “September 2014 ASR Agreement”). On September 19, 2014, the Company paid $300.0 million in cash and received approximately 4.5 million shares of MSCI’s common stock under the September 2014 ASR Agreement. The total number of shares to be repurchased will be based primarily on an arithmetic average of the volume-weighted average prices of MSCI’s common stock on each trading day during the repurchase period. This average price will be capped such that only under limited circumstances will MSCI be required to deliver shares or pay cash at settlement. The Company may also receive additional shares at or prior to maturity of the September 2014 ASR Agreement in May 2015.

The $300.0 million payment for the September 2014 ASR Agreement was initially split and recorded as a $210.0 million increase to “Treasury stock” and a $90.0 million decrease to “Additional paid in capital” on the Company’s Consolidated Statement of Financial Condition to reflect the initial estimate of the value of shares received.

On September 17, 2014, the Board of Directors approved a plan to initiate a regular quarterly cash dividend. Accordingly, the Board of Directors declared a quarterly dividend of $0.18 per share of common stock that was paid on October 31, 2014 to shareholders of record as of the close of trading on October 15, 2014. The Company expects the initial annual dividend rate to be $0.72 per share. The aggregate cash dividend paid on October 31, 2014 amounted to $20.4 million.

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

In March 2013, the Company made a $15.0 million prepayment on the 2012 Term Loan.

On December 12, 2013, the Company entered into an agreement that extended the maturity of the Amended and Restated Credit Facility from May 2017 to December 2018 (the “2013 Amended and Restated Credit Facility”). The Company also amended the amortization schedule of required debt payments under the 2012 Term Loan. Pursuant to the 2013 Amended and Restated Credit Facility, the Company was required to repay $5.1 million in quarterly payments over the first two years and $10.1 million in quarterly payments over the following three years, with the exception of the final payment in December 2018, which was to be $658.1 million.

On November 20, 2014, the Company completed its private offering of $800.0 million in aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “Senior Notes”) and also entered into a new $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”) by and among the Company, as borrower, certain of its subsidiaries, as guarantors (the “subsidiary guarantors”), the

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. The Company used the net proceeds from the offering of the Senior Notes, together with cash on hand, to prepay in full its $794.8 million of outstanding indebtedness under the 2013 Amended and Restated Credit Facility.

The Senior Notes are scheduled to mature and be paid in full on November 20, 2024. At any time prior to November 15, 2019, the Company may redeem all or part of the Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the Senior Notes, together with accrued and unpaid interest, on or after November 15, 2019, at redemption prices set forth in the Indenture dated as of November 20, 2014, among the Company, the subsidiary guarantors, and Wells Fargo Bank, National Association, as trustee. At any time prior to November 15, 2017, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Senior Notes, including any permitted additional notes, at a redemption price equal to 105.25% of the principal amount.

The 2014 Revolving Credit Agreement replaced the 2012 Revolving Credit Facility. The 2014 Revolving Credit Agreement has an initial term of five years that may be extended, at the Company’s request, for two additional one year terms.

Interest on the Senior Notes accrues at a fixed rate of 5.25% per annum and is payable semiannually in arrears on May 15 and November 15 of each year, commencing May 15, 2015; the Company will make interest payments to holders of record of the Senior Notes on the immediately preceding May 1 and November 1.

On the Company’s Consolidated Statement of Financial Condition at December 31, 2014, there was no “Current maturities of long-term debt” and “Long-term debt, net of current maturities” of $800.0 million.

On the Company’s Consolidated Statement of Financial Condition at December 31, 2013, there was “Current maturities of long-term debt” of $19.8 million, net of a $0.5 million discount and “Long-term debt, net of current maturities” of $788.0 million, net of a $1.7 million discount.

In connection with entering into the Senior Notes and the 2014 Revolving Credit Agreement, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over the life of the Senior Notes and 2014 Revolving Credit Agreement. At December 31, 2014, $14.7 million of the deferred financing fees remain unamortized, $1.8 million of which is included in “Prepaid and other assets” and $12.9 million of which is included in “Other non-current assets” on the Company’s Consolidated Statement of Financial Condition.

The Company amortized $7.7 million and $3.3 million of deferred financing fees in interest expense during the years ended December 31, 2014 and 2013, respectively. Approximately $2.2 million and $1.1 million of debt discount was amortized in interest expense during the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, the fair market value of the Company’s debt obligations were $831.0 million and $812.0 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value and represents Level 2 valuations, which are based on one or more quoted prices in markets that are not considered to be active or for which all significant inputs are observable, either directly or indirectly. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash Flow Hedges of Interest Rate Risk. As a result of the repayment of the Company’s then-outstanding term loans on May 4, 2012 and March 14, 2011, the Company discontinued prospective hedge accounting on its then-existing interest rate swaps as they no longer met hedge accounting requirements. The Company has not entered into new interest rate swaps to hedge its debt. The Company continued to report the net loss related to the discontinued cash flow hedges in accumulated other comprehensive income (loss) and reclassified this amount into earnings through the contractual term of the swap agreements which ended in August 2013.

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s economic exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2014, the Company had outstanding foreign currency forwards with a notional amount of $11.6 million that were not designated as hedges in qualifying hedging relationships.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Consolidated Statements of Financial Condition:

(in thousands)	Consolidated Statements of Financial Condition Location	As of December 31, 2014	As of December 31, 2013
Derivatives designated as hedging instruments:
Liability derivatives:
Foreign exchange contracts	Other accrued liabilities	$(243)	$(156)

The following tables present the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivatives (Effective Portion) for the Years Ended December 31,			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion) for the Years Ended December 31,			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Years Ended December 31,
(in thousands)	2014	2013	2012		2014	2013	2012		2014	2013	2012
Interest rate swaps	$—	$—	$(695)	Interest expense	$—	$(1,364)	$2,437	Interest expense	$—	$—	$—

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives for the Years Ended December 31,
(in thousands)		2014	2013	2012
Foreign exchange contracts	Other expense (income)	$(834)	$(139)	$(200)

7. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at December 31, 2014 and 2013 consisted of the following:

		As of
Type	Estimated Useful Lives	December 31, 2014(1)	December 31, 2013
		(in thousands)
Computer & related equipment	3 to 5 years	$118,537	$86,384
Furniture & fixtures	7 years	9,569	9,108
Leasehold improvements	1 to 21 years	49,756	52,776
Work-in-process	—	9,020	12,691

Subtotal		186,882	160,959
Accumulated depreciation and amortization		(92,808)	(75,371)

Property, equipment and leasehold improvements, net		$94,074	$85,588

(1)

Property, equipment and leasehold improvements as of December 31, 2014 reflects the disposition and addition of property, equipment and leasehold improvements associated with the sale of ISS and acquisition of Governance Holdings Co. (“GMI Ratings”), respectively. See Note 3, “Dispositions and Discontinued Operations,” and Note 11, “Acquisitions,” for additional information.

Depreciation and amortization expense of property, equipment and leasehold improvements was $25.7 million, $20.4 million and $16.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill.

The Company carries goodwill as reflected in the table below:

Goodwill
(in thousands)
Goodwill at December 31, 2012	$1,797,753
Changes to goodwill (1)	13,902
Foreign exchange translation adjustment	1,509

Goodwill at December 31, 2013	$1,813,164
Changes to goodwill (2)	(244,299)
Foreign exchange translation adjustment	(3,961)

Goodwill at December 31, 2014	$1,564,904

(1)

Changes to goodwill reflect the acquisition of InvestorForce, which contributed $11.6 million, adjustments to the valuation of acquired IPD assets and liabilities, which contributed $2.7 million and the disposition of

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the CFRA product line, which removed $0.5 million. See Note 3, “Dispositions and Discontinued Operations,” and Note 12, “Acquisitions,” for additional information.
(2)

Changes to goodwill reflect the disposition and addition of goodwill associated with the sale of ISS, which removed $254.2 million, and the acquisition of GMI Ratings, which contributed $9.9 million. See Note 3, “Dispositions and Discontinued Operations,” and Note 12, “Acquisitions,” for additional information.

Intangible Assets.

Amortization expense related to intangible assets for the years ended December 31, 2014, 2013 and 2012, was $45.9 million, $44.8 million and $50.0 million, respectively.

The gross carrying amounts, accumulated amortization and net intangible asset totals related to the Company’s identifiable intangible assets are as follows:

	As of
(in thousands)	December 31, 2014 (1)	December 31, 2013
Gross intangible assets:
Customer relationships	$360,835	$478,735
Trademarks/trade names	223,382	257,282
Technology/software	193,681	199,778
Proprietary process	—	3,800
Proprietary data	28,627	28,527
Covenant not to compete	900	—

Subtotal	807,425	968,122
Foreign exchange translation adjustment	(1,588)	1,962

Total gross intangible assets	$805,837	$970,084

Accumulated amortization:
Customer relationships	$(119,058)	$(125,359)
Trademarks/trade names	(81,545)	(75,696)
Technology/software	(167,083)	(168,481)
Proprietary process	—	(2,269)
Proprietary data	(4,589)	(2,326)
Covenant not to compete	(187)	—

Subtotal	(372,462)	(374,131)
Foreign exchange translation adjustment	253	(246)

Total accumulated amortization	$(372,209)	$(374,377)

Net intangible assets:
Customer relationships	$241,777	$353,376
Trademarks/trade names	141,837	181,586
Technology/software	26,598	31,297
Proprietary process	—	1,531
Proprietary data	24,038	26,201
Covenant not to compete	713	—

Subtotal	434,963	593,991
Foreign exchange translation adjustment	(1,335)	1,716

Total net intangible assets	$433,628	$595,707

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Intangible assets and the associated accumulated amortization as of December 31, 2014 reflect the disposition and addition of intangible assets associated with the sale of ISS and acquisition of GMI Ratings, respectively. See Note 3, “Dispositions and Discontinued Operations,” and Note 12, “Acquisitions,” for additional information.

Estimated amortization expense for succeeding years is presented below:

For the Years Ending December 31,	Amortization Expense
(in thousands)
2015	$47,111
2016	46,684
2017	41,457
2018	38,721
2019	37,420
Thereafter	222,235

Total	$433,628

9. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. For the years ended December 31, 2014, 2013 and 2012, costs relating to 401(k), pension and post-retirement benefit expenses were $22.2 million, $18.2 million and $16.2 million, respectively. Amounts included in cost of services were $13.1 million, $10.9 million and $9.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amounts included in selling, general and administrative expense for the years ended December 31, 2014, 2013 and 2012 were $9.1 million, $7.3 million and $6.6 million, respectively.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions and, in the case of the MSCI 401(k) plan, an additional Company contribution of 3% of the employees’ cash compensation, which is subject to vesting and certain other limitations. The Company’s expenses associated with the 401(k) plan and other defined contribution plans for the years ended December 31, 2014, 2013 and 2012 were $19.3 million, $15.7 million and $13.1 million, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense incurred by the Company related to defined benefit pension plans was $2.8 million, $2.5 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company uses a measurement date of December 31 to calculate obligations under its pension and postretirement plans. As of December 31, 2014, the Company carried a $16.7 million net liability in other non-current liabilities on its Consolidated Statement of Financial Condition related to its future pension obligations. As of December 31, 2013, the Company carried a $7.7 million net liability in other non-current liabilities on its Consolidated Statement of Financial Condition related to its future pension obligations. The increase was primarily driven by changes in the discount rates used to determine the value of the Company’s future pension obligations. The fair value of the defined benefit plan assets were $14.3 million and $15.7 million at December 31, 2014 and 2013, respectively.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SHARE-BASED COMPENSATION

The following footnote reflects the share-based compensation activity recognized by the Company, including the amounts recognized in both continuing operations and discontinued operations for all periods referenced.

On November 6, 2007, the Company’s Board of Directors approved the award of founders grants to its employees in the form of RSUs and/or options (“Founders Grant Award”). The RSUs and options vested over a four-year period beginning from the November 14, 2007 grant date through November 14, 2011.

On June 1, 2010, the Company awarded certain of its employees with a grant in the form of PSUs (“Performance Award”). The Performance Award performance-vested based upon the Company achieving specific performance targets over a measurement period ended on December 31, 2012. The Performance Award vested and converted to shares in February 2013.

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

On December 14, 2010, the Company, as a component of the 2010 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units (“2010 Bonus Award”). The aggregate value of the grants was $18.9 million. Approximately $6.2 million was awarded to retirement-eligible employees under the award terms. A portion of the 2010 Bonus Award consisted of RSUs vesting over a three-year period, with one-third vesting on each anniversary of the grant in 2011, 2012 and 2013, respectively. A smaller portion of the 2010 Bonus Award consisted of PSUs subject to achieving both specific performance targets over a measurement period ending on December 31, 2012 and a time-vesting period, with one-half time vesting on December 31, 2012 and 2013, respectively.

On February 2, 2012, the Company, as a component of the 2011 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units (“2011 Bonus Award”). The aggregate value of the grants was $21.2 million. Approximately $6.7 million of the aggregate value of the grants was awarded to retirement-eligible employees under the award terms which had been expensed in the year ended December 31, 2011. A portion of the 2011 Bonus Award consisted of RSUs vesting over a three-year period, with one-third vesting on each anniversary of the grant in 2013, 2014 and 2015, respectively. A smaller portion of the 2011 Bonus Award consisted of PSUs subject to achieving both specific performance targets over a measurement period ending on December 31, 2013 and a time-vesting period, with one-half time vesting on December 31, 2013 and 2014, respectively.

In January 2013, the Company, as a component of the 2012 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units (“2012 Bonus Award”). The aggregate value of the grants was $21.7 million. Approximately $6.2 million was awarded to retirement eligible employees under the award terms which had been expensed in the year ended December 31, 2012. A portion of the 2012 Bonus Award consisted of RSUs vesting over a three-year period, with one-third vesting on each anniversary of the grant in 2014, 2015 and 2016. A smaller portion of the 2012 Bonus Award consisted of PSUs subject to achieving both specific performance targets over a measurement period ending on December 31, 2014 and a time-vesting period, with one-half time vesting on December 31, 2014 and 2015, respectively.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2014, the Company, as a component of the 2013 annual bonus, awarded a portion of its employees with a grant in the form of restricted stock units (“2013 Bonus Award”). The aggregate value of the grants was $24.3 million. Approximately $6.8 million was awarded to retirement eligible employees under the award terms which had been expensed in the year ended December 31, 2013. A portion of the 2013 Bonus Award consisted of RSUs vesting over a three-year period, with one-third vesting on each anniversary of the grant in 2015, 2016 and 2017. A smaller portion of the 2013 Bonus Award consisted of PSUs subject to achieving both specific performance targets over a measurement period ending on December 31, 2015 and a time-vesting period, with one-half time vesting on December 31, 2015 and 2016, respectively.

In January 2015, the Company, as a component of the 2014 annual bonus, awarded a portion of its employees with a grant in the form of RSUs and PSUs (“2014 Bonus Award”). The total number of units granted was 485,170. The aggregate value of the grants was $26.5 million. Approximately $7.2 million was awarded to retirement eligible employees under the award terms which had been expensed in the year ended December 31, 2014.

On January 27, 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of a special one-time PSU award to certain of the Company’s employees (“2015 Special Incentive Award”), with an aggregate value of $5.0 million. The initial total number of units granted was 91,657, based on the closing price of the Company’s common stock on January 26, 2015. The 2015 Special Incentive Award vests over a five-year period, with one-third of the award both time and performance vesting on each of the third, fourth and fifth anniversaries of the grant.

During the year ended December 31, 2014, the Company granted 5,371 shares in MSCI common stock and awarded 27,447 RSUs to directors who were not employees of the Company during the period. During the year ended December 31, 2013, the Company granted 4,688 shares in MSCI common stock and awarded 20,514 RSUs to directors who were not employees of the Company during the period.

For the CEO Award and the 2015 Special Incentive Award, all or a portion of the award may be cancelled in certain limited situations, including termination for cause, if employment is terminated before the end of the relevant restriction period. For the remainder of the awards granted by the Company, all or a portion of the award may be cancelled if employment is terminated for certain reasons before the end of the relevant restriction period for non-retirement-eligible employees.

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

The components of share-based compensation expense related to the awards to Company employees and directors who are not employees of the Company of restricted stock units and restricted stock awards (representing shares of common stock) and options to purchase shares of common stock, as applicable, are presented below:

	For the Years Ended
(in thousands)	December 31, 2014	December 31, 2013	December 31, 2012

Deferred stock	$25,830	$23,910	$23,198
Stock options	1,201	1,643	2,398

Total share-based compensation expense	$27,031	$25,553	$25,596

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of this expense included in cost of services for the years ended December 31, 2014, 2013 and 2012 was $10.8 million, $9.8 million and $8.8 million, respectively. The amount of this expense included in selling, general and administrative expense for the years ended December 31, 2014, 2013 and 2012 was $14.8 million, $12.9 million and $14.1 million, respectively. The amount of this expense included in income from discontinued operations, net of income taxes for the years ended December 31, 2014, 2013 and 2012 was $1.4 million, $2.8 million and $2.7 million, respectively.

The tax benefits for share-based compensation expense related to deferred stock and stock options granted to Company employees and to directors who are not employees of the Company were $2.8 million, $2.6 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, $11.6 million of compensation cost related to MSCI unvested share-based awards granted to the Company’s employees and to directors who are not employees of the Company had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will be recognized primarily over the next one to three years.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of common stock. As of December 31, 2014, 6.3 million shares of common stock were available for future grants under these plans.

Deferred Stock Awards. Certain Company employees have been granted deferred stock awards pursuant to a share-based compensation plan. The plan provides for the deferral of a portion of certain employees’ discretionary compensation with awards made in the form of RSUs, PSUs and restricted stock awards (together, the “Deferred Stock Awards”). Recipients of RSUs, restricted stock awards and PSUs granted prior to January 2014 generally have rights to receive dividend equivalents that are not subject to vesting. Recipients of RSUs and PSUs granted in January 2014, and RSUs granted thereafter, generally have rights to receive dividend equivalents that are subject to vesting. Recipients of PSUs granted in January 2015 do not have rights to receive dividend equivalents until actual achievement of performance measures has been confirmed. The Company reports the target number of PSUs granted unless it has determined, based on the actual achievement of performance measures, that an employee will receive a different amount of shares underlying the PSUs, in which case the Company reports the amount of shares employees are likely to receive.

The following table sets forth activity concerning the Company’s vested and unvested deferred stock awards applicable to its employees (share data in thousands):

For the Year Ended December 31, 2014	Number of Shares	Weighted Average Grant Date Fair Value
Vested and unvested deferred stock awards at December 31, 2013 (1)	1,237	$33.84
Granted	639	$42.32
Conversion to common stock	(567)	$34.54
Canceled	(96)	$35.82

Vested and unvested deferred stock awards at December 31, 2014	1,213	$37.82

(1)	As of December 31, 2014, 1,195 restricted stock units and restricted stock awards, with a weighted average price of $37.80, were vested or expected to vest.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of Deferred Stock Awards held by the Company’s employees converted to MSCI common stock during the years ended December 31, 2014, 2013 and 2012 was $24.5 million, $28.2 million and $15.3 million, respectively.

The following table sets forth activity concerning the Company’s unvested deferred stock awards related to its employees (share data in thousands):

For the Year Ended December 31, 2014	Number of Shares	Weighted Average Grant Date Fair Value
Unvested deferred stock awards at December 31, 2013	894	$33.85
Granted	479	$42.35
Vested	(412)	$34.39
Canceled	(78)	$36.35

Unvested deferred stock awards at December 31, 2014	883	$37.99

Unvested deferred stock awards expected to vest	866	$37.96

Stock Option Awards. No MSCI stock options were issued during the years ended December 31, 2014 and 2012. During the year ended December 31, 2013, the Company awarded stock options. The award was valued using a Black-Scholes valuation model. The weighted average fair value of MSCI stock options issued by the Company in the year ended December 31, 2013 was $19.18 utilizing the following assumptions:

Assumptions
Risk free interest rate	1.87%
Expected option life in years	6.50
Expected stock price volatility	46.07%
Expected dividend yield	—

The expected stock price volatility assumption was determined using the historical volatility of the Company.

The following table sets forth activity concerning MSCI stock options granted to the Company’s employees for the years ended December 31, 2014 (option data and dollar values in thousands, except exercise price):

For the Year Ended December 31, 2014	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregated Intrinsic Value
Options outstanding at December 31, 2013	1,986	$21.85	4.55	N/A
Granted or assumed	—	$—	N/A	N/A
Forfeited	(1)	$24.49	N/A	N/A
Conversion to common stock	(498)	$19.32	N/A	N/A

Options outstanding at December 31, 2014	1,487	$22.69	3.76	$36,802

Options exercisable at December 31, 2014	1,303	$20.49	3.28	$35,120

Options vested or expected to vest	1,487	$22.69	3.76	$36,802

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information relating to the Company’s outstanding stock options as of December 31, 2014 (number of options outstanding and aggregate intrinsic value data in thousands):

At December 31, 2014	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Aggregate Intrinsic Value
$2.76 to $16.48	130	$12.69	2.42	$4,512
$18.00	763	$18.00	2.87	$22,469
$20.45 to $25.64	282	$23.16	3.34	$6,833
$36.70 to $40.23	312	$37.88	6.88	$2,988

Total	1,487			$36,802

The following table presents information relating to the Company’s exercisable stock options as of December 31, 2014 (number of options outstanding and aggregate intrinsic value data in thousands):

At December 31, 2014	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Aggregate Intrinsic Value
$2.76 to $16.48	130	$12.69	2.42	$4,512
$18.00	763	$18.00	2.87	$22,469
$20.45 to $25.64	282	$23.16	3.34	$6,833
$36.70 to $40.23	128	$37.27	6.40	$1,306

Total	1,303			$35,120

The intrinsic value of the stock options exercised by the Company’s employees during the years ended December 31, 2014, 2013 and 2012 was $12.8 million, $13.9 million and $14.5 million, respectively.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES

The provision for income taxes (benefits) consisted of (in thousands):

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Current
U.S. federal	$84,959	$97,739	$72,786
U.S. state and local	13,929	16,820	25,049
Non U.S.	18,505	18,270	19,996

	117,393	132,829	117,831

Deferred
U.S. federal	(2,606)	(14,362)	(18,234)
U.S. state and local	(3,356)	(3,802)	(3,821)
Non U.S.	(2,035)	(1,747)	234

	(7,997)	(19,911)	(21,821)

Provision for income taxes from continuing operations	$109,396	$112,918	$96,010

Provision for income taxes from discontinued operations	$1,059	$10,146	$9,161

The following table reconciles the provision to the U.S. federal statutory income tax rate:

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.72%	3.05%	2.14%

Change in tax rates applicable to non-U.S. earnings	(1.88%)	(0.93%)	(1.57%)
Domestic tax credits	(0.86%)	(0.95%)	—%
Other	0.50%	(0.07%)	1.24%

Effective income tax rate	35.48%	36.10%	36.81%

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013, were as follows (in thousands):

	As of
	December 31, 2014	December 31, 2013
Deferred tax assets:
Employee compensation and benefit plans	$24,765	$26,165
Deferred rent	7,229	9,526
Property, equipment and leasehold improvements, net	—	1,520
State taxes	2,322	2,323
Pension	2,494	395
Unearned revenue	1,117	1,238
NOL carryforward – current	1,667	3,813
NOL carryforward – non-current	34,249	7,506
Other	1,979	112

Subtotal	75,822	52,598
Less: valuation allowance (1)	(21,232)	(7)

Total deferred tax assets	$54,590	$52,591

Deferred tax liabilities:
Intangible assets	$(154,965)	$(233,980)
Foreign currency translation	(629)	(372)
Property, equipment and leasehold improvements, net	(10,435)	—
Other	(246)	—

Total deferred tax liabilities	$(166,275)	$(234,352)

Net deferred tax liabilities	$(111,685)	$(181,761)

(1)

The Company’s valuation allowance was not significant on December 31, 2013 or in prior periods but increased in the year ended December 31, 2014 as a result of a capital loss carryforward recognized on the sale of ISS that is not currently expected to be utilized.

In the year ended December 31, 2013, the Company reported a non-current net operating loss (“NOL”) carryforward of $34.7 million with a valuation allowance against it of $23.4 million. The Company subsequently determined that the maximum NOL available for use was $11.3 million, of which $3.8 million was current and $7.3 million was non-current. The Company has changed its disclosure for the year ended December 31, 2013 to show an NOL carryforward of $11.3 million and a valuation allowance of less than $0.1 million. The United States portion of the NOL’s are subject to an annual limitation on utilization and will begin to expire in 2026. In addition, the December 31, 2013 deferred tax liability was understated by $13.6 million. The amounts in the table above reflect the revised balances. See Note 1, “Introduction And Basis Of Presentation—Revision,” for further details.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of income before provision for income taxes generated by domestic or foreign operations for the periods indicated (in thousands):

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Domestic	$269,944	$276,549	$220,072

Foreign (1)	38,394	36,279	40,729

Total income before provision for income taxes	$308,338	$312,828	$260,801

(1)	Foreign income before provision for income taxes is defined as income generated from operations located outside the U.S.

Cumulative earnings attributable to foreign subsidiaries were $149.1 million, $188.6 million and $164.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. No provisions for income tax that could occur upon repatriation have been recorded on these earnings which are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

The Company intends to permanently reinvest the undistributed earnings of all foreign operations indefinitely except for any entities that are branches of U.S. companies or check-the-box entities that have elected to be treated as disregarded entities for U.S. tax purposes and are held directly by a U.S. company or MSCI Ltd. As a result, the Company does not accrue for the U.S. taxes that would be recognized upon repatriation of these earnings.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2014, 2013 and 2012:

Gross unrecognized tax benefits	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
(amounts in thousands)
Beginning balance	$7,089	$6,827	$13,168
Increases based on tax positions related to the current period	292	194	—
Increases based on tax positions related to prior periods	1,969	2,690	349
Decreases based on tax positions related to prior periods	(346)	(2,474)	(427)
Increases/ (Decreases) related to settlements with taxing authorities	(1,652)	—	(6,263)
Increases/(Decreases) related to a lapse of applicable statute of limitations	(827)	(148)	—

Ending balance	$6,525	$7,089	$6,827

The total amount of unrecognized tax benefits was $5.5 million, net of federal benefit of state issues, competent authority and foreign tax credit offsets, as of December 31, 2014, which, if recognized, would favorably affect the effective tax rate in future periods. The Company recognizes the accrual of interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes in the Consolidated Statement of Income. For the year ended December 31, 2014, the Company recognized less than $0.1 million of interest in the Consolidated Statement of Income. No significant penalties were recognized in the Consolidated Statement of Income for the year ended December 31, 2014.

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

12. ACQUISITIONS

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of GMI Ratings

On August 11, 2014, the Company completed the acquisition of GMI Ratings for $15.5 million in cash through its subsidiary MSCI ESG Research Inc. GMI Ratings is a provider of corporate governance research and ratings on companies worldwide. Clients of GMI Ratings include institutional investors, banks, insurers, auditors, regulators and corporations seeking to incorporate ESG factors into risk assessment and decision-making.

As of December 31, 2014, the preliminary purchase price allocations for the GMI Ratings acquisition were $9.9 million for goodwill, $3.6 million for identifiable intangible assets, $6.7 million for assets other than identifiable intangible assets and $4.7 million for other liabilities.

Acquisition of InvestorForce

On January 29, 2013, MSCI completed the acquisition of InvestorForce by paying $23.6 million in cash. The acquisition of InvestorForce enhances MSCI’s position as a leader in performance analysis and risk transparency and furthers its goal of providing investment decision support tools to institutional investors across all client segments and asset classes. InvestorForce is a provider of performance reporting solutions to the institutional investment community in the United States, providing investment consultants with an integrated solution for daily monitoring, analysis of and reporting on institutional assets.

The purchase price allocations for the InvestorForce acquisition were $11.6 million for goodwill, $9.1 million for identifiable intangible assets, $6.4 million for assets other than identifiable intangible assets and $3.5 million for other liabilities.

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

The purchase price allocations for the IPD acquisition were $76.5 million for goodwill, $58.7 million for identifiable intangible assets, $18.6 million for assets other than identifiable intangible assets and $29.0 million for other liabilities.

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

MSCI operated as two segments in the year ended December 31, 2013: the Performance and Risk business and the Governance business. These designations were made as the discrete operating results of these segments were reviewed by the Company’s CODM for purposes of making operating decisions and assessing financial performance.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 17, 2014, MSCI Inc. entered into a definitive agreement to sell ISS, which, together with the CFRA product line disposed of on March 31, 2013, made up the Company’s Governance segment, the results for which are now reflected in “Income from discontinued operations, net of income taxes” in the Consolidated Statements of Income. The Company completed the sale of ISS on April 30, 2014. As a result, the Company now operates and reports as a single business segment (see Note 3, “Dispositions and Discontinued Operations,” for further details).

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area.

	For the Years Ended
(in thousands)	December 31, 2014	December 31, 2013	December 31, 2012

Revenues
Americas:
United States	$471,145	$416,999	$394,401
Other	37,189	34,547	27,783

Total Americas	508,334	451,546	422,184

Europe, the Middle East and Africa (“EMEA”):
United Kingdom	154,308	141,938	107,189
Other	209,893	202,664	179,535

Total EMEA	364,201	344,602	286,724

Asia & Australia:
Japan	46,642	46,752	53,649
Other	77,503	70,464	64,433

Total Asia & Australia	124,145	117,216	118,082

Total	$996,680	$913,364	$826,990

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
(in thousands)	December 31, 2014	December 31, 2013

Long-lived assets
Americas:
United States	$1,944,433	$2,338,124
Other	3,293	4,082

Total Americas	1,947,726	2,342,206

EMEA:
United Kingdom	120,781	133,411
Other	13,345	11,871

Total EMEA	134,126	145,282

Asia & Australia:
Japan	837	1,543
Other	9,917	5,428

Total Asia & Australia	10,754	6,971

Total	$2,092,606	$2,494,459

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. QUARTERLY RESULTS OF OPERATIONS (unaudited):

	2014				2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Operating revenues	$239,688	$254,226	$251,661	$251,105	$219,469	$228,423	$228,608	$236,864

Cost of services	75,427	76,816	78,876	77,455	65,300	69,696	68,151	72,256
Selling, general and administrative	67,658	71,516	70,833	69,345	55,515	52,842	59,917	64,174
Amortization of intangible assets	11,270	11,442	11,574	11,591	11,166	11,222	11,193	11,217
Depreciation and amortization of property, equipment and leasehold improvements	5,828	5,921	6,342	7,620	4,597	4,774	5,443	5,570

Total operating expenses	160,183	165,695	167,625	166,011	136,578	138,534	144,704	153,217

Operating income	79,505	88,531	84,036	85,094	82,891	89,889	83,904	83,647
Interest income	(156)	(192)	(277)	(226)	(237)	(186)	(227)	(239)
Interest expense (1)	5,059	5,366	5,604	15,791	7,016	6,499	5,828	6,913
Other expense (income)	1,071	(726)	(1,287)	(1,199)	1,922	(328)	563	(21)

Other expense (income), net	5,974	4,448	4,040	14,366	8,701	5,985	6,164	6,653

Income from continuing operations before provision for income taxes	73,531	84,083	79,996	70,728	74,190	83,904	77,740	76,994
Provision for income taxes	26,385	27,280	28,272	27,459	21,232	27,763	27,804	36,119

Income from continuing operations	47,146	56,803	51,724	43,269	52,958	56,141	49,936	40,875
Income (loss) from discontinued operations, net of income taxes	33,253	50,857	(10)	1,071	5,979	4,912	5,374	6,382

Net income	$80,399	$107,660	$51,714	$44,340	$58,937	$61,053	$55,310	$47,257

Earnings per basic common share
From continuing operations	$0.40	$0.48	$0.44	$0.38	$0.44	$0.46	$0.42	$0.34
From discontinued operations	0.28	0.44	—	0.01	0.05	0.04	0.04	0.06

Earnings per basic common share	$0.68	$0.92	$0.44	$0.39	$0.49	$0.50	$0.46	$0.40

Earnings per diluted common share
From continuing operations	$0.40	$0.48	$0.44	$0.38	$0.43	$0.46	$0.42	$0.34
From discontinued operations	0.28	0.43	—	0.01	0.05	0.04	0.04	0.05

Earnings per diluted common share	$0.68	$0.91	$0.44	$0.39	$0.48	$0.50	$0.46	$0.39

Weighted average shares outstanding used in computing per share data
Basic	117,582	116,702	116,251	112,299	120,746	121,149	119,607	118,828

Diluted	118,597	117,664	117,163	113,289	121,702	122,069	120,578	119,877

(1)

Increased interest expense during the fourth quarter of 2014 was primarily the result of the debt discount and deferred financing fees written off in association with the offering of the Senior Notes and the 2014 Revolving Facility.

15. SUBSEQUENT EVENTS

On February 3, 2015, the Board of Directors of the Company declared a quarterly dividend of $0.18 per share of common stock to be paid on March 13, 2015 to shareholders of record as of the close of trading on February 20, 2015.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation	10-Q	001-33812	3.1	5/4/2012

3.2	Amended and Restated By-laws	10-Q	001-33812	3.2	5/4/2012

4.1	Form of Senior Debt Indenture	S-3	333-181533	4.1	5/18/2012

4.2	Form of Subordinated Debt Indenture	S-3	333-181533	4.2	5/18/2012

4.3	Form of Common Stock Certificate	10-Q	001-33812	4.1	5/4/2012

4.4	Indenture, dated as of November 20, 2014, among MSCI Inc., each of the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	11/20/2014

4.5	Form of Note for MSCI Inc. 5.250% Senior Notes due November 15, 2024 (included in Exhibit 4.4)	8-K	001-33812	4.2	11/20/2014

10.1†	Index License Agreement for Funds, dated as of March 18, 2000, between Morgan Stanley Capital International and Barclays Global Investors, N.A.	Filed Herewith

10.2†	Amendment to Index License Agreement for Funds between Morgan Stanley Capital International and Barclays Global Investors, N.A.	10-K	001-33812	10.2	2/29/2012

10.3†	Letter Agreement to Amend MSCI-BGI Fund Index License Agreement, dated as of June 21, 2001, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.3	1/31/2011

10.4†	Addendum to the Index License Agreement for Funds, dated as of September 18, 2002, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.4	9/26/2007

10.5†	Amendment to the Index License Agreement for Funds, dated as of December 3, 2004, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.5	10/26/2007

10.6†	Amendment to the Index License Agreement for Funds, dated as of May 1, 2005, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.6	9/26/2007

10.7†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2006, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.7	10/26/2007

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.8	Amendment to Index License Agreement for Funds, dated as of June 5, 2007, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.8	1/31/2011

10.9	Amendment to Index License Agreement for Funds, dated as of November 7, 2008, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.9	2/29/2012

10.10†	Amendment to Index License Agreement for Funds, dated as of December 9, 2008, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.2	7/2/2010

10.11	Amendment to Index License Agreement for Funds, dated as of April 1, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.11	1/29/2010

10.12†	Amendment to Index License Agreement for Funds, dated as of May 21, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.3	7/2/2010

10.13	Amendment to Index License Agreement for Funds, dated as of September 30, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.4	7/2/2010

10.14	Amendment to Index License Agreement for Funds, dated as of October 6, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.14	1/29/2010

10.15†	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.). Replaces in its entirety the Amendment to Index License Agreement for Funds, dated as of October 27, 2009, between MSCI Inc. and Barclays Global Investors, N.A. filed as Exhibit 10.15 to Form 10-K (001-33812) filed with the SEC on February 29, 2012	10-K	001-33812	10.15	3/1/2013

10.16	Trademark License Agreement, dated as of March 18, 2002, between Morgan Stanley Dean Witter & Co. and Morgan Stanley Capital International Inc.	S-1	333-144975	10.9	9/26/2007

10.17	Amendment No. 1 to Trademark License Agreement, dated July 21, 2008, between Morgan Stanley and MSCI Inc.	10-Q	001-33812	10.6	10/6/2008

10.18	Intellectual Property Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.10	2/28/2008

10.19	Amendment No. 1 to Intellectual Property Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc.	10-Q	001-33812	10.4	10/6/2008

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.20	Services Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.11	2/28/2008

10.21	Amendment No. 1 to Services Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc.	10-Q	001-33812	10.5	10/6/2008

10.22	Letter Agreement to Services Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc.	8-K	001-33812	10.3	5/22/2009

10.23	Tax Sharing Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.12	2/28/2008

10.24	Shareholder Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.13	2/28/2008

10.25	Amended and Restated Shareholder Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc.	10-Q	001-33812	10.3	10/6/2008

10.26	Asset Purchase Agreement, dated as of July 22, 2008, between MSCI Inc. and Morgan Stanley	10-Q	001-33812	10.7	10/6/2008

10.27	Separation Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc.	8-K	001-33812	10.1	5/22/2009

10.28	Employee Matters Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc.	8-K	001-33812	10.2	5/22/2009

10.29*	MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan	10-K	001-33812	10.30	3/1/2013

10.30*	MSCI Independent Directors’ Equity Compensation Plan as amended and restated on January 12, 2011	10-K	001-33812	10.39	1/31/2011

10.31*	MSCI Inc. Performance Formula and Incentive Plan	Proxy	001-33812	Annex C	2/28/2008

10.32*	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options	10-K	001-33812	10.19	2/28/2008

10.33*	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. Independent Directors’ Equity Compensation Plan	10-K	001-33812	10.34	3/1/2013

10.34*	RiskMetrics Group, Inc. 2000 Stock Option Plan	S-8	333-165888	99.1	6/3/2010

10.35*	RiskMetrics Group, Inc. 2004 Stock Option Plan	S-8	333-165888	99.2	6/3/2010

10.36*	RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan	10-K	001-33812	10.38	3/1/2013

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.37*	Form of Performance Award Agreement for Restricted Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.44	1/31/2011

10.38*	Form of Performance Award Agreement for Restricted Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.45	1/31/2011

10.39*	Form of Award Agreement for Restricted Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.46	1/31/2011

10.40*	Form of Award Agreement for Restricted Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.47	1/31/2011

10.41*	Form of Performance Award Agreement for Performance Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.50	1/31/2011

10.42*	Form of Performance Award Agreement for Performance Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.51	1/31/2011

10.43*	Award Agreement for 2010 Price Vested Stock Option Award for the Chief Executive Officer under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.54	1/31/2011

10.44*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.46	3/1/2013

10.45*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.47	3/1/2013

10.46†	Amendment to Index License Agreement for Funds, dated as of December 15, 2009, between MSCI Inc. and Blackrock Institutional Trust Company, N.A.	10-K	001-33812	10.57	1/31/2011

10.47	Amendment to Index License Agreement for Funds, dated as of June 13, 2011, between MSCI Inc. and BlackRock Institutional Trust Company, N.A.	10-K	001-33812	10.58	2/29/2012

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.48	Amendment to Index License Agreement for Funds, dated as of May 20, 2010	10-K	001-33812	10.59	1/31/2011

10.49†	Schedule No. 11043 to the Master Index License Agreement for Index Based Funds, between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.), dated as of September 1, 2010	10-K	001-33812	10.60	1/31/2011

10.50†	Amendment to the Index License Agreement for Funds, dated as of November 19, 2010, between MSCI Inc. and Barclays Global Investors, N.A.	Filed Herewith

10.51	Amendment to the Index License Agreement for Funds, dated as of June 21, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)	10-K	001-33812	10.62	2/29/2012

10.52†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K/A	001-33812	10.63	7/20/2012

10.53†	Amendment to the Index License Agreement for Funds, dated as of August 23, 2011, by and between MSCI Inc. and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.54	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)	10-K	001-33812	10.65	2/29/2012

10.55†	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.57	3/1/2013

10.56	Amendment to the Index License Agreement for Funds, dated as of December 16, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International, Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.67	2/29/2012

10.57	Agreement of Lease dated September 16, 2011, by and between 7 World Trade Center, LLC and MSCI Inc.	8-K	001-33812	10.1	9/22/2011

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.58*	Director Deferral Plan	10-Q	001-33812	10.1	8/5/2011

10.59*	Offer Letter, executed May 25, 2012, between MSCI Inc. and Robert Qutub	8-K	001-33812	10.1	5/30/2012

10.60*	Change of Employment Status and Release Agreement, executed August 2, 2012, between MSCI Inc. and David M. Obstler	10-Q	001-33812	10.2	8/3/2012

10.61	Fixed Dollar Capped Accelerated Share Repurchase Transaction, dated as of December 13, 2012, between MSCI Inc. and Morgan Stanley & Co. LLC	10-K	001-33812	10.65	3/1/2013

10.62†	Amendment to the Index License Agreement for Funds, dated as of February 16, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.66	2/28/2014

10.63†	Amendment to the Index License Agreement for Funds, dated as of April 9, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.64†	Amendment to the Index License Agreement for Funds, dated as of June 1, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.68	3/1/2013

10.65†	Amendment to the Index License Agreement for Funds, dated as of August 17, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.69	3/1/2013

10.66†	Amendment to the Index License Agreement for Funds, dated as of August 20, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.70	2/28/2014

10.67†	Amendment to the Index License Agreement for Funds, dated as of November 6, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.71	2/28/2014

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.68†	Amendment to the Index License Agreement for Funds, dated as of November 15, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.72	3/1/2013

10.69†	Amendment to the Index License Agreement for Funds, dated as of February 21, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.73	2/28/2014

10.70†	Amendment to the Index License Agreement for Funds, dated as of March 20, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.74	2/28/2014

10.71†	Amendment to the Index License Agreement for Funds, dated as of September 11, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.72†	Amendment to the Index License Agreement for Funds, dated as of December 10, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.73†	Amendment to the Index License Agreement for Funds, dated as of December 16, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.74*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.79	2/28/2014

10.75*	Form of Performance Award Agreement for Performance Stock Units for Chief Executive Officer under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.80	2/28/2014

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.76*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.81	2/28/2014

10.77*	Form of Award Agreement for Restricted Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.82	2/28/2014

10.78*	Form of Award Agreement for Restricted Stock Units for Chief Executive Officer under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.83	2/28/2014

10.79*	Form of Award Agreement for Restricted Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.84	2/28/2014

10.80*	Award Agreement for 2013 Non-Qualified Stock Option Award	10-K	001-33812	10.85	2/28/2014

10.81	Fixed Dollar Capped Accelerated Share Repurchase Transaction, dated as of August 1, 2013, between MSCI Inc. and Morgan Stanley & Co. LLC	10-Q	001-33812	10.1	11/1/2013

10.82††	Amendment to the Index License Agreement for Funds, dated as of January 23, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.83††	Amendment to the Index License Agreement for Funds, dated as of January 23, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.84	Stock Purchase Agreement, dated as of March 17, 2014, among MSCI Inc., RiskMetrics Group Holdings, LLC and VISS Acquisition Corp.	8-K	001-33812	2.1	4/20/2014

10.85††	Letter Agreement to amend the Amendment to the Index License Agreement for Funds, dated as of March 18, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.86	Letter Agreement regarding a Fixed Dollar Capped Accelerated Share Repurchase Transaction, dated as of February 6, 2014, between MSCI Inc. and Morgan Stanley & Co. LLC	10-Q	001-33812	10.1	5/2/2014

10.87*	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. Independent Directors’ Equity Compensation Plan, as amended	10-Q	001-33812	10.2	5/2/2014

10.88*	Summary of Non-Employee Director Compensation	10-Q	001-33812	10.3	5/2/2014

10.89††	Amendment to the Index License Agreement for Funds, dated as of July 9, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

10.90††	Amendment to the Index License Agreement for Funds, dated as of July 16, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

10.91††	Amendment to the Index License Agreement for Funds, dated as of August 15, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

10.92††	Amendment to the Index License Agreement for Funds, dated as of September 9, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

10.93††	Amendment to the Index License Agreement for Funds, dated as of September 17, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

10.94	Master and Supplemental Confirmations regarding Accelerated Stock Buyback, dated as of September 18, 2014, between MSCI Inc. and Goldman, Sachs & Co.	10-Q	001-33812	10.1	10/30/2014

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.95††	Amendment to the Index License Agreement for Funds, dated as of September 22, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

10.96††	Amendment to the Index License Agreement for Funds, dated as of October 30, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

10.97	Revolving Credit Agreement, dated as of November 20, 2014, among MSCI Inc., as the Borrower, each of the Subsidiary Guarantors party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and L/C Issuer, the Lenders party thereto and J.P. Morgan Securities LLC, as Lead Arranger and Bookrunner	8-K	001-33812	10.1	11/20/2014

10.98	Cooperation Agreement, dated as of January 29, 2015	8-K	001-33812	99.1	1/30/2015

10.99*	Form of Special Performance Award Agreement for Performance Stock Units under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	8-K	001-33812	10.1	2/2/2015

10.100*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	Filed Herewith

10.101*	Form of Award Agreement for Restricted Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	Filed Herewith

21.1	Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed Herewith

23.2	Consent of Deloitte & Touche LLP	Filed Herewith

24.1	Powers of Attorney (included as part of Signature Page)	Filed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

101.INS	XBRL Instance Document.	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

*	Indicates a management compensation plan, contract or arrangement.
†	Confidential treatment has been granted for a portion of this exhibit.
††	Confidential treatment requested.