Form 10-K/A
period 2014-12-31
MSCI Inc.
filed 2015-03-02
CIK 1408198

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

As of February 20, 2015, there were 112,375,127 shares of the Registrant’s $0.01 par value Common Stock outstanding.

Documents incorporated by reference: Portions of the Registrant’s proxy statement for its annual meeting of stockholders, to be held on April 30, 2015, are incorporated herein by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2014 (“Amendment No. 1”) to correct an error on the cover page of the original Form 10-K as filed with the Securities and Exchange Commission on February 27, 2015 (the “Original Form 10-K”). The cover page of the Original Form 10-K mistakenly indicated that as of February 20, 2015, 127,233,209 shares of the Registrant’s $0.01 par value Common Stock were outstanding. The correct number of shares of the Registrant’s $0.01 par value Common Stock outstanding as of such date was 112,375,127, as indicated on the cover page of this Amendment No. 1.

No changes are hereby made to the Registrant’s financial statements. Other than the change discussed above and the filing of the currently dated 302 certifications and updated XBRL data under Item 15 of Part IV of this Amendment No. 1, no changes have been made to the Original Form 10-K or the exhibits filed therewith. As such, this Amendment No.1 should be read in conjunction with the Original Form 10-K.

The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Original Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) Exhibits

The documents listed on the attached Exhibit Index are filed as part of this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSCI INC.

By:	/s/ Henry A. Fernandez
Name:	Henry A. Fernandez
Title:	Chairman, Chief Executive Officer and President

Date: March 2, 2015

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document