Form 10-Q
period 2015-03-31
MSCI Inc.
filed 2015-05-01
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 22, 2015, there were 112,425,358 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

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

MSCI Inc.’s website is www.msci.com. You can access MSCI Inc.’s Investor Relations homepage at http://ir.msci.com. MSCI Inc. makes available free of charge, on or through its Investor Relations homepage, its proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. MSCI Inc. also makes available, through its Investor Relations homepage, via a link to the SEC’s website, statements of beneficial ownership of MSCI Inc.’s equity securities filed by its directors, officers, 5% or greater shareholders and others under Section 16 of the Exchange Act.

You can access information about MSCI Inc.’s corporate governance at http://ir.msci.com/corporate-governance.cfm, including copies of the following:

•	Charters for MSCI Inc.’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee;

•	Corporate Governance Policies;

•	Procedures for Submission of Ethical Accounting Related Complaints; and

•	Code of Ethics and Business Conduct.

MSCI Inc.’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer and its Chief Financial Officer. MSCI Inc. will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC on its website. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, MSCI Inc., 7 World Trade Center, 250 Greenwich Street, 49th Floor, New York, NY 10007; (212) 804-1583. The information on MSCI Inc.’s website is not incorporated by reference into this report or any other report filed or furnished by us with the SEC.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to future financial performance and involve known and unknown risks, uncertainties and other factors that may cause MSCI Inc.’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond MSCI Inc.’s control and that could materially affect actual results, levels of activity, performance or achievements.

Other factors that could materially affect actual results, levels of activity, performance or achievements can be found in MSCI Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 27, 2015 and as amended and filed with the SEC on March 2, 2015, and in quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished with the SEC. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what MSCI Inc. projected. Any forward-looking statement in this report reflects MSCI Inc.’s current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to MSCI Inc.’s operations, results of operations, growth strategy and liquidity. MSCI Inc. assumes no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

MSCI Inc. uses its website and corporate Twitter account (@MSCI_Inc) as channels of distribution of company information. The information MSCI Inc. posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following MSCI Inc.’s press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about MSCI Inc. when you enroll your email address by visiting the “Email Alert Subscription” section of our Investor Relations homepage at http://ir.msci.com/alerts.cfm?. The contents of MSCI Inc.’s website and social media channels are not, however, incorporated by reference into this report or any other report filed or furnished by us with the SEC.

PART I

Item 1.	Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$537,751	$508,799
Accounts receivable (net of allowances of $822 and $857 at March 31, 2015 and December 31, 2014, respectively)	184,827	178,717
Deferred taxes	17,792	22,209
Prepaid income taxes	16,344	29,180
Prepaid and other assets	31,918	31,727

Total current assets	788,632	770,632
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $99,230 and $92,808 at March 31, 2015 and December 31, 2014, respectively)	97,498	94,074
Goodwill	1,561,852	1,564,904
Intangible assets (net of accumulated amortization of $383,487 and $372,209 at March 31, 2015 and December 31, 2014, respectively)	417,610	433,628
Other non-current assets	30,935	30,937

Total assets	$2,896,527	$2,894,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,139	$2,835
Accrued compensation and related benefits	41,328	111,408
Other accrued liabilities	65,026	47,894
Deferred revenue	344,267	310,775

Total current liabilities	451,760	472,912
Long-term debt	800,000	800,000
Deferred taxes	136,793	137,838
Other non-current liabilities	52,274	50,592

Total liabilities	1,440,827	1,461,342

Commitments and Contingencies (see Note 7)

Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 127,165,535 and 126,637,390 common shares issued and 112,408,627 and 112,072,469 common shares outstanding at March 31, 2015 and December 31, 2014, respectively)	1,272	1,266
Treasury shares, at cost (14,756,908 and 14,564,921 common shares held at March 31, 2015 and December 31, 2014, respectively)	(598,735)	(588,378)
Additional paid in capital	1,038,635	1,022,221
Retained earnings	1,046,098	1,022,695
Accumulated other comprehensive loss	(31,570)	(24,971)

Total shareholders’ equity	1,455,700	1,432,833

Total liabilities and shareholders’ equity	$2,896,527	$2,894,175

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended March 31,

	2015	2014
	(unaudited)
Operating revenues	$262,769	$239,688

Operating expenses:
Cost of services	82,653	75,427
Selling, general and administrative	72,465	67,658
Amortization of intangible assets	11,702	11,270
Depreciation and amortization of property, equipment and leasehold improvements	7,207	5,828

Total operating expenses	174,027	160,183

Operating income	88,742	79,505

Interest income	(204)	(156)
Interest expense	11,108	5,059
Other expense (income)	178	1,071

Other expense (income), net	11,082	5,974

Income from continuing operations before provision for income taxes	77,660	73,531
Provision for income taxes	28,036	26,385

Income from continuing operations	49,624	47,146
Income (loss) from discontinued operations, net of income taxes	(5,797)	33,253

Net income	$43,827	$80,399

Earnings per basic common share:
Earnings per basic common share from continuing operations	$0.44	$0.40
Earnings per basic common share from discontinued operations	(0.05)	0.28

Earnings per basic common share	$0.39	$0.68

Earnings per diluted common share:
Earnings per diluted common share from continuing operations	$0.44	$0.40
Earnings per diluted common share from discontinued operations	(0.05)	0.28

Earnings per diluted common share	$0.39	$0.68

Weighted average shares outstanding used in computing earnings per share:
Basic	112,520	117,582

Diluted	113,522	118,597

Dividend declared per common share	$0.18	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Net income	$43,827	$80,399

Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,590)	1,032
Income tax effect	(132)	(400)

Foreign currency translation adjustments, net	(6,722)	632

Pension and other post-retirement adjustments	174	(7)
Income tax effect	(51)	4

Pension and other post-retirement adjustments, net	123	(3)

Other comprehensive (loss) income, net of tax	(6,599)	629

Comprehensive income	$37,228	$81,028

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Cash flows from operating activities
Net income	$43,827	$80,399
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	11,702	14,010
Stock-based compensation expense	7,350	5,171
Depreciation and amortization of property, equipment and leasehold improvements	7,207	6,047
Amortization of debt origination fees	446	445
Deferred taxes	3,433	(26,271)
Amortization of discount on long-term debt	—	121
Excess tax benefits from share-based compensation	(2,990)	(1,174)
Other non-cash adjustments	3,700	(102)
Changes in assets and liabilities, net of assets and liabilities assumed:
Accounts receivable	(7,181)	(38,879)
Prepaid income taxes	15,533	10,385
Prepaid and other assets	(517)	(618)
Accounts payable	(1,681)	349
Accrued compensation and related benefits	(63,351)	(68,646)
Other accrued liabilities	11,331	3,480
Deferred revenue	34,717	46,167
Other	3,157	(5,635)

Net cash provided by operating activities	66,683	25,249

Cash flows from investing activities
Capital expenditures	(4,934)	(8,501)
Capitalized software development costs	(1,386)	(1,559)
Proceeds from the sale of capital equipment	—	7

Net cash used in investing activities	(6,320)	(10,053)

Cash flows from financing activities
Repayment of long-term debt	—	(5,063)
Repurchase of treasury shares	(10,352)	(107,159)
Proceeds from exercise of stock options	632	1,710
Excess tax benefits from stock-based compensation	2,990	1,174
Payment of dividends	(20,406)	—

Net cash used in financing activities	(27,136)	(109,338)

Effect of exchange rate changes	(4,275)	566

Net increase (decrease) in cash and cash equivalents	28,952	(93,576)
Cash and cash equivalents, beginning of period	508,799	358,434

Less: Cash and cash equivalents attributed to discontinued operations	—	(4,408)

Cash and cash equivalents, end of period	$537,751	$260,450

Supplemental disclosure of cash flow information:
Cash paid for interest	$161	$4,542

Cash paid for income taxes	$13,976	$21,131

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$12,970	$2,842

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

On March 17, 2014, MSCI entered into a definitive agreement to sell Institutional Shareholder Services Inc. (“ISS”). As a result, the Company reported the operating results of ISS in “Income (loss) from discontinued operations, net of income taxes” in the Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014. Unless otherwise indicated, the disclosures accompanying these unaudited condensed consolidated financial statements reflect the Company’s continuing operations.

The Company completed the sale of ISS on April 30, 2014. See Note 3, “Disposition and Discontinued Operations,” for further details.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI Inc. and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of March 31, 2015 and December 31, 2014, the results of operations and comprehensive income for the three months ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2014. The unaudited condensed consolidated financial statement information as of December 31, 2014 has been derived from the 2014 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Concentrations

For the three months ended March 31, 2015 and 2014, BlackRock, Inc. accounted for 10.1% and 10.4%, respectively, of the Company’s operating revenues.

2. RECENT ACCOUNTING STANDARDS UPDATES

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” or ASU 2014-09. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. On April 1, 2015, the FASB voted to propose a deferral of the effective date of the new revenue standard by one year, but to permit entities to adopt it one year earlier if they choose (that is, annual reporting periods beginning after December 15, 2016). The FASB has proposed to issue an Accounting Standards Update to defer the effective date such that the new date would be for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Companies have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is evaluating the potential impact that the update will have on its unaudited condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are recognized and presented as a deferred charge (that is, an asset). The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The Company is evaluating the adoption of ASU 2015-03 but does not expect the adoption to have a material effect on its unaudited condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software,” or ASU 2015-05. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the adoption of ASU 2015-05 but does not expect the adoption to have a material effect on its unaudited condensed consolidated financial statements.

3. DISPOSITION AND DISCONTINUED OPERATIONS

On March 17, 2014, MSCI entered into a definitive agreement to sell ISS which was completed on April 30, 2014. The results of operations from ISS are reflected in “Income (loss) from discontinued operations, net of income taxes” in the Unaudited Condensed Consolidated Statements of Income.

ISS was classified as a discontinued operation during the three months ended March 31, 2014 at which time MSCI segregated the operating results of ISS in “Income (loss) from discontinued operations, net of income taxes” in the Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014.

Amounts associated with discontinued operations reflected in the Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenue from discontinued operations	$—	$32,210

Income from discontinued operations before provision for income taxes	$—	$6,217
Provision for (benefit from) income taxes	5,797	(27,036)

Income (loss) from discontinued operations, net of income taxes	$(5,797)	$33,253

The three months ended March 31, 2015 reflects the impact of an out-of-period income tax charge associated with tax obligations triggered upon the sale of ISS. The three months ended March 31, 2014 included a $30.6 million income tax benefit associated with establishing a net deferred tax asset on the difference between the ISS tax basis and book basis.

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

Diluted EPS reflects the assumed conversion of all dilutive securities. There were no stock options or restricted stock units excluded from the calculation of diluted EPS for the three months ended March 31, 2015 because of their anti-dilutive effect. There were 104,272 stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2014 because of their anti-dilutive effect.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Three Months Ended
	March 31,	March 31,
	2015	2014
(in thousands, except per share data)
Income from continuing operations, net of income taxes	$49,624	$47,146
Income (loss) from discontinued operations, net of income taxes	(5,797)	33,253

Net income	43,827	80,399
Less: Allocations of earnings to unvested restricted stock units(1)	(17)	(132)

Earnings available to MSCI common shareholders	$43,810	$80,267

Basic weighted average common shares outstanding	112,520	117,582

Effect of dilutive securities:
Stock options and restricted stock units	1,002	1,015

Diluted weighted average common shares outstanding	113,522	118,597

Earnings per basic common share from continuing operations	$0.44	$0.40
Earnings per basic common share from discontinued operations	(0.05)	0.28

Earnings per basic common share	$0.39	$0.68

Earnings per diluted common share from continuing operations	$0.44	$0.40
Earnings per diluted common share from discontinued operations	(0.05)	0.28

Earnings per diluted common share	$0.39	$0.68

(1)	Restricted stock units granted to employees prior to 2013 and all restricted stock units granted to independent directors of the Company have a right to participate in all of the earnings of the Company in the computation of basic EPS and, therefore, these restricted stock units are not included as incremental shares in the diluted EPS computation.

5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at March 31, 2015 and December 31, 2014 consisted of the following:

		As of
Type	Estimated Useful Lives	March 31, 2015	December 31, 2014

		(in thousands)
Computer & related equipment	3 to 5 years	$124,544	$118,537
Furniture & fixtures	7 years	9,431	9,569
Leasehold improvements	1 to 21 years	49,671	49,756
Work-in-process	—	13,082	9,020

Subtotal		196,728	186,882
Accumulated depreciation and amortization		(99,230)	(92,808)

Property, equipment and leasehold improvements, net		$97,498	$94,074

Depreciation and amortization expense of property, equipment and leasehold improvements was $7.2 million and $5.8 million for the three months ended March 31, 2015 and 2014, respectively.

6. GOODWLL AND INTANGIBLE ASSETS

Goodwill

The Company carries goodwill as reflected in the table below:

Goodwill
(in thousands)
Goodwill at December 31, 2014	$1,564,904
Foreign exchange translation adjustment	(3,052)

Goodwill at March 31, 2015	$1,561,852

Intangible Assets

Amortization expense related to intangible assets for the three months ended March 31, 2015 and 2014 was $11.7 million and $11.3 million, respectively.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

		As of
	Estimated Useful Lives	March 31, 2015	December 31, 2014
		(in thousands)
Gross intangible assets:
Customer relationships	5 to 21 years	$360,835	$360,835
Trademarks/trade names	5 to 21.5 years	223,382	223,382
Technology/software	3 to 8.5 years	191,677	193,681
Proprietary data	13 years	28,627	28,627
Covenant not to compete	2 years	900	900

Subtotal		805,421	807,425
Foreign exchange translation adjustment		(4,324)	(1,588)

Total gross intangible assets		$801,097	$805,837

Accumulated amortization:
Customer relationships		$(125,121)	$(119,058)
Trademarks/trade names		(84,534)	(81,545)
Technology/software		(169,097)	(167,083)
Proprietary data		(5,112)	(4,589)
Covenant not to compete		(300)	(187)

Subtotal		(384,164)	(372,462)
Foreign exchange translation adjustment		677	253

Total accumulated amortization		$(383,487)	$(372,209)

Net intangible assets:
Customer relationships		$235,714	$241,777
Trademarks/trade names		138,848	141,837

Technology/software	22,580	26,598
Proprietary data	23,515	24,038
Covenant not to compete	600	713

Subtotal	421,257	434,963
Foreign exchange translation adjustment	(3,647)	(1,335)

Total net intangible assets	$417,610	$433,628

The estimated amortization expense for the remainder of 2015 and succeeding years is presented below:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder 2015	$35,020
2016	46,279
2017	41,013
2018	37,970
2019	36,609
Thereafter	220,719

Total	$417,610

7. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended March 31, 2015 and 2014 was $6.8 million and $6.3 million, respectively.

Return of capital. On December 13, 2012, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock beginning immediately and continuing through December 31, 2014 (the “2012 Repurchase Program”).

Prior to 2014, the Company repurchased an aggregate of $200.0 million worth of shares through multiple accelerated share repurchase (“ASR”) agreements under the 2012 Repurchase Program. On February 6, 2014, MSCI utilized the remaining $100.0 million repurchase authorization provided by the 2012 Repurchase Program.

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

On September 18, 2014, as part of the 2014 Repurchase Program, the Company entered into an ASR agreement to initiate share repurchases aggregating $300.0 million (the “September 2014 ASR Agreement”). On September 19, 2014, the Company paid $300.0 million in cash and received approximately 4.5 million shares of MSCI’s common stock under the September 2014 ASR Agreement. The total number of shares to be repurchased will be based primarily on an arithmetic average of the volume-weighted average prices of MSCI’s common stock on each trading day during the repurchase period. This average price will be capped such that only under limited circumstances will MSCI be required to deliver shares or pay cash at settlement. The Company may also receive additional shares at or prior to maturity of the September 2014 ASR Agreement in May 2015.

The $300.0 million payment for the September 2014 ASR Program was initially split and recorded as a $210.0 million increase to “Treasury stock” and a $90.0 million decrease to “Additional paid in capital” on the Company’s Consolidated Statement of Financial Condition to reflect the initial estimate of the value of shares received.

Since the introduction of the initial 2012 Repurchase Program, the Company has paid $600.0 million and has received an aggregate of approximately 12.3 million shares under the programs.

On September 17, 2014, the Board of Directors approved a plan to initiate a regular quarterly cash dividend. We expect the initial annual dividend rate to be $0.72 per share. Subsequent to the initial approval of the regular quarterly cash dividend, the Board of Directors has since approved two quarterly dividend payments of $0.18 per share of common stock.

Long-term debt. On November 20, 2014, the Company completed its private offering of $800.0 million in aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “Senior Notes”) and also entered into a $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”) by and among the Company, as borrower, certain of its subsidiaries, as guarantors (the “subsidiary guarantors”), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Company used the net proceeds from the offering of the Senior Notes, together with cash on hand, to prepay in full its then outstanding term loan indebtedness of $794.8 million, which bore interest at LIBOR plus a margin of 2.25%.

The Senior Notes are scheduled to mature and be paid in full on November 20, 2024. At any time prior to November 15, 2019, the Company may redeem all or part of the Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the Senior Notes, together with accrued and unpaid interest, on or after November 15, 2019, at redemption prices set forth in the Indenture dated as of November 20, 2014, among the Company, the subsidiary guarantors and Wells Fargo Bank, National Association, as trustee. At any time prior to November 15, 2017, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Senior Notes, including any permitted additional notes, at a redemption price equal to 105.25% of the principal amount.

The 2014 Revolving Credit Agreement has an initial term of five years that may be extended, at the Company’s request, for two additional one year terms.

Interest on the Senior Notes accrues at a fixed rate of 5.25% per annum and is payable semiannually in arrears on May 15 and November 15 of each year, commencing May 15, 2015. The Company will make interest payments to holders of record of the Senior Notes on the immediately preceding May 1 and November 1.

Long-term debt was $800.0 million at both March 31, 2015 and December 31, 2014.

In connection with the closing of the Senior Notes offering and entering into the 2014 Revolving Credit Agreement, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over the life of the Senior Notes and the 2014 Revolving Credit Agreement. At March 31, 2015, $14.2 million of the deferred financing fees remain unamortized, $1.8 million of which is included in “Prepaid and other assets” and $12.4 million of which is included in “Other non-current assets” on the Unaudited Condensed Consolidated Statement of Financial Condition.

The Company amortized $0.4 million of deferred financing fees in interest expense during each of the three months ended March 31, 2015 and 2014. Approximately $0.1 million of debt discount was amortized in interest expense during the three months ended March 31, 2014. There was no debt discount outstanding as of March 31, 2015.

At March 31, 2015 and December 31, 2014, the fair market value of the Company’s debt obligations was $828.0 million and $831.0 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value and represents Level 2 valuations, which are based on one or more quoted prices in markets that are not considered to be active or for which all significant inputs are observable, either directly or indirectly. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

Derivatives and Hedging Activities. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments.

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

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s economic exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2015, the Company had outstanding foreign currency forwards with a notional amount of $32.2 million that were not designated as hedges in qualifying hedging relationships.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition:

(in thousands)	Unaudited Condensed Consolidated Statements of Financial Condition Location	As of March 31, 2015	As of December 31, 2014
Non-designated hedging instruments:
Asset derivatives:
Foreign exchange contracts	Prepaid and other assets	$602	—
Liability derivatives:
Foreign exchange contracts	Other accrued liabilities	$(57)	$(243)

The Company’s foreign exchange forward contracts were classified within Level 2, as they were valued using pricing models that took into account the contract terms as well as multiple observable inputs where applicable, such as prevailing spot rates and forward points.

The following tables present the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition and Unaudited Condensed Consolidated Statements of Income for the periods indicated:

Derivatives Not Designated as Hedging Instruments (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
		2015	2014
Foreign exchange contracts	Other expense & income	$1,412	$160

8. INCOME TAXES

The Company’s provision for income taxes was $28.0 million and $26.4 million for the three months ended March 31, 2015 and 2014, respectively. These amounts reflect effective tax rates of 36.1% and 35.9% for the three months ended March 31, 2015 and 2014, respectively.

The Company is under examination by the Internal Revenue Service and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as India, and states in which the Company has significant business operations, such as New York. The tax years currently under examination vary by jurisdiction but include years ranging from 2005 through 2014. As a result of having previously been a member of the Morgan Stanley consolidated group, the Company may have future settlements with Morgan Stanley related to the ultimate disposition of their New York State and New York City examination relating to the tax years 2007 through 2008 and their IRS examination relating to the tax years 2006 through 2008. The Company does not believe it has any material exposure to the New York State and New York City examination. Additionally, the Company believes it has adequate reserves for any tax issues that may arise out of the IRS examination relating to the tax years 2006 through 2008 and therefore does not believe any related settlement with Morgan Stanley will have a material impact.

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

9. SEGMENT INFORMATION

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

MSCI operates and reports as a single business segment.

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area:

Revenues	Three Months Ended March 31,
	2015	2014
	(in thousands)
Americas:
United States	$125,616	$110,832
Other	9,855	9,427

Total Americas	135,471	120,259

EMEA:
United Kingdom	40,241	37,476
Other	54,929	51,128

Total EMEA	95,170	88,604

Asia & Australia:
Japan	11,602	11,960
Other	20,526	18,865

Total Asia & Australia	32,128	30,825

Total	$262,769	$239,688

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	March 31, 2015	December 31, 2014
Long-lived assets	(in thousands)
Americas:
United States	$1,936,158	$1,944,433
Other	3,019	3,293

Total Americas	1,939,177	1,947,726

EMEA:
United Kingdom	114,044	120,781
Other	12,521	13,345

Total EMEA	126,565	134,126

Asia & Australia:
Japan	771	837
Other	10,447	9,917

Total Asia & Australia	11,218	10,754

Total	$2,076,960	$2,092,606

10. SUBSEQUENT EVENTS

On April 29, 2015, the Board of Directors declared a cash dividend of $0.18 per share for second quarter 2015. The second quarter 2015 dividend is payable on May 29, 2015 to shareholders of record as of the close of trading on May 15, 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and its subsidiaries as of March 31, 2015, and the related condensed consolidated statements of income and of comprehensive income for the three-month periods ended March 31, 2015 and March 31, 2014 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2015 and March 31, 2014. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2014, and the related consolidated statements of income and of comprehensive income, and of shareholder’s equity and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2014 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

May 1, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in the Form 10-K.

Overview

For more than 40 years, our research-based models and methodologies have helped the world’s leading investors build and manage better portfolios. We believe clients rely on our products and services for deeper insights into the drivers of performance and risk in their portfolios, broad asset class coverage and innovative research and can use our products to help design and implement their investment strategies. Our line of products and services includes indexes, analytical tools, data, real estate benchmarks and environmental, social and governance (“ESG”) research. We serve 98 of the top 100 global asset managers, according to the most recent P&I ranking. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners, such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), real estate, hedge funds and private wealth; and financial intermediaries, such as banks, broker-dealers, exchanges, custodians and investment consultants. As of March 31, 2015, we had approximately 6,700 clients across 83 countries. We had offices in 37 cities in 23 countries to help serve our diverse client base, with 51.6% of our revenues coming from clients in the Americas, 36.2% in Europe, the Middle East and Africa (“EMEA”) and 12.2% in Asia and Australia.

Our principal sales model is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services, for an annual fee paid up-front. Additionally, our recurring subscriptions include our managed services offering whereby we oversee the production of risk and performance reports on behalf of our clients. Fees attributable to annual, recurring subscriptions are recorded as deferred revenues on our Unaudited Condensed Consolidated Statement of Financial Condition and are recognized on our Unaudited Condensed Consolidated Statement of Income as the service is rendered. Additionally, a portion of our revenues comes from clients who use our indexes as the basis for index-linked investment products such as ETFs or as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generate a limited amount of our revenues from certain exchanges that use our indexes as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. In addition, we generate revenues from subscription agreements for the receipt of periodic benchmarks reports, digests and other publications, which are most often associated with our real estate products that are recognized upon delivery of such reports or data updates. We also receive revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services and from certain products and services that are designed for one-time usage.

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

To maintain and accelerate our revenue and operating income growth, in recent years we have significantly invested in and expanded our operating functions and infrastructure, including additional product management, sales and client support staff and facilities in locations around the world and additional staff and supporting technology for our research and our data operations and technology functions (the “Enhanced Investment Program”).

The purpose of this Enhanced Investment Program was to maximize our medium-term revenue and operating income growth, while at the same time ensuring that MSCI would remain a leading provider of investment decision support tools into the future. As a result, the rate of growth of our investments had, in recent years, exceeded that of our revenues, which had slowed the growth of, or even reduced, our operating profit. For example, for the year ended December 31, 2014, our revenues grew by 9.1% but our operating income decreased by 0.9% compared to the year ended December 31, 2013 due, in part, to increased investment in our business. We have completed our Enhanced Investment Program and have achieved operating margin expansion in first quarter 2015. We expect margin expansion to continue throughout 2015, exclusive of any non-recurring charges we may incur.

Factors Affecting the Comparability of Results

Share Repurchases

On December 13, 2012, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock beginning immediately and continuing through December 31, 2014 (the “2012 Repurchase Program”).

On February 6, 2014, MSCI utilized the remaining $100.0 million repurchase authorization provided by the 2012 Repurchase Program.

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

On September 18, 2014, as part of the 2014 Repurchase Program, the Company entered into an ASR agreement to initiate share repurchases aggregating $300.0 million (the “September 2014 ASR Agreement”). On September 19, 2014, we paid $300.0 million in cash and received approximately 4.5 million shares of MSCI’s common stock. The total number of shares to be repurchased will be based primarily on an arithmetic average of the volume-weighted average prices of our common stock on each trading day during the repurchase period. This average price will be capped such that only under limited circumstances will we be required to deliver shares or pay cash at settlement. We may also receive additional shares at or prior to maturity of the September 2014 ASR Agreement in May 2015.

Since the introduction of the initial 2012 Repurchase Program, the Company has paid $600.0 million and has received an aggregate of approximately 12.3 million shares under the programs.

These share repurchase programs have effectively decreased the weighted average shares used in calculating our basic and diluted earnings per share.

The discussion of our results of operations for the three months ended March 31, 2015 and 2014 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table presents the results of operations for the periods indicated:

	Three Months Ended March 31,

	2015	2014	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$262,769	$239,688	$23,081	9.6%

Operating expenses:
Cost of services	82,653	75,427	7,226	9.6%
Selling, general and administrative	72,465	67,658	4,807	7.1%
Amortization of intangible assets	11,702	11,270	432	3.8%
Depreciation and amortization of property, equipment and leasehold improvements	7,207	5,828	1,379	23.7%

Total operating expenses	174,027	160,183	13,844	8.6%

Operating income	88,742	79,505	9,237	11.6%
Other expense (income), net	11,082	5,974	5,108	85.5%

Income from continuing operations before provision for income taxes	77,660	73,531	4,129	5.6%
Provision for income taxes	28,036	26,385	1,651	6.3%

Income from continuing operations	49,624	47,146	2,478	5.3%
Income (loss) from discontinued operations, net of income taxes	(5,797)	33,253	(39,050)	(117.4%)

Net income	$43,827	$80,399	$(36,572)	(45.5%)

Earnings per basic common share:
From continuing operations	$0.44	$0.40	$0.04	10.0%
From discontinued operations	(0.05)	0.28	(0.33)	(117.9%)

Earnings per basic common share	$0.39	$0.68	$(0.29)	(42.6%)

Earnings per diluted common share:
From continuing operations	$0.44	$0.40	$0.04	10.0%
From discontinued operations	(0.05)	0.28	(0.33)	(117.9%)

Earnings per diluted common share	$0.39	$0.68	$(0.29)	(42.6%)

Operating margin	33.8%	33.2%

Operating Revenues

Our revenues are grouped into the following two product categories:

•	Performance products, consisting of index, real estate and ESG products

•	Analytics products, consisting of risk management analytics and portfolio management analytics

The following table summarizes operating revenues by product category for the periods indicated:

	Three Months Ended March 31,
	2015	2014	Increase/(Decrease)
	(in thousands)
Performance products:
Subscriptions	$110,044	$97,343	$12,701	13.0%
Asset-based fees	45,880	40,900	4,980	12.2%

Total performance products	155,924	138,243	17,681	12.8%

Analytics products:
Risk management analytics	80,476	75,580	4,896	6.5%
Portfolio management analytics	26,369	25,865	504	1.9%

Total analytics products	106,845	101,445	5,400	5.3%

Total operating revenues	$262,769	$239,688	$23,081	9.6%

Recurring subscriptions	$212,286	$194,972	$17,314	8.9%
Asset-based fees	45,880	40,900	4,980	12.2%
Non-recurring subscription revenue	4,603	3,816	787	20.6%

Total operating revenues	$262,769	$239,688	$23,081	9.6%

Our performance products primarily consist of equity and real estate index subscriptions, equity index asset-based fees products and real estate and ESG products. Our performance products are used for performance benchmarking and attribution, index-linked investment product creation, the assessment of corporate management of ESG risks and opportunities, investment manager selection and investment research. We derive revenues from our performance products through index data and ESG subscriptions, fees based on assets in investment products linked to our indexes and non-recurring licenses of our historical index data. We also generate a limited amount of revenues based on the trading volume of futures and options contracts linked to our indexes. Revenues related to performance products increased $17.7 million, or 12.8%, to $155.9 million for the three months ended March 31, 2015 compared to $138.2 million for the three months ended March 31, 2014.

Subscription revenues from the performance products were up 13.0% to $110.0 million for the three months ended March 31, 2015 compared to $97.3 million for the three months ended March 31, 2014. Excluding the impact of the acquisition of GMI Ratings, subscription revenues grew by 11.2%. The increase was primarily driven by growth in revenues from equity index benchmark and ESG products.

Asset-based fee revenues attributable to performance products increased $5.0 million, or 12.2%, to $45.9 million for the three months ended March 31, 2015 compared to $40.9 million for the three months ended March 31, 2014. The increase was primarily driven by an increase of $61.7 billion, or 18.7%, in the average value of assets under management (“AUM”) in ETFs linked to MSCI indexes. Higher trading volumes in futures and options contracts based on MSCI indexes and growth in assets from non-ETF passive funds also contributed to the increase.

As of March 31, 2015, the value of assets in ETFs linked to MSCI equity indexes was $418.0 billion, up $77.2 billion, or 22.7%, from $340.8 billion as of March 31, 2014. Of the $418.0 billion of assets in ETFs linked to MSCI equity indexes as of March 31, 2015, 54.4% were linked to indexes related to developed markets outside of the U.S., 21.1% were linked to emerging market indexes, 19.3% were linked to U.S. market indexes and 5.2% were linked to other global indexes.

The following table sets forth the value of assets in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
(in billions)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
AUM in ETFs linked to MSCI Indexes	$340.8	$378.7	$377.9	$373.3	$418.0

Sequential Change in Value
Market Appreciation/(Depreciation)	$1.3	$15.2	$(17.2)	$(8.3)	$13.0
Cash Inflow/(Outflow)	6.6	22.7	16.4	3.7	31.7

Total Change	$7.9	$37.9	$(0.8)	$(4.6)	$44.7

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average
	2014				2015
(in billions)	March	June	September	December	March
AUM in ETFs linked to MSCI Indexes	$330.8	$359.6	$385.9	$373.6	$392.5

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

Our analytics products, which consist of risk management analytics and portfolio management analytics products, increased $5.4 million, or 5.3%, to $106.8 million for the three months ended March 31, 2015 compared to $101.4 million for the three months ended March 31, 2014.

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

Revenues related to risk management analytics products increased $4.9 million, or 6.5%, to $80.5 million for the three months ended March 31, 2015 compared to $75.6 million for the three months ended March 31, 2014. The increase in risk management analytics revenues was due to higher revenues from our RiskManager, BarraOne, HedgePlatform and InvestorForce products.

Our portfolio management analytics products consist primarily of equity portfolio analytics tools. Revenues related to portfolio management analytics products increased 1.9% to $26.4 million for the three months ended March 31, 2015 compared to $25.9 million for the three months ended March 31, 2014. The increase was driven by sales of new equity models.

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as “Run Rate.” The Run Rate at a particular point in time represents the forward-looking revenues for the next 12 months from all subscriptions and investment product licenses we then provide to our clients under renewable contracts or agreements assuming all contracts or agreements that come up for renewal are renewed and assuming then-current currency exchange rates. For any license where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects, for ETF fees, the market value on the last trading day of the period and for non-ETF funds and futures and options, the most recent periodic fee earned under such license or subscription. The Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal during the period and determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date.

Because the Run Rate represents potential future revenues, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and non-recurring sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset-based fees, which may result from changes in certain investment products’ total expense ratios, market movements, including foreign currency exchange rates, or from investment inflows into and outflows from investment products linked to our indexes;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;

•	price changes;

•	revenue recognition differences under U.S. GAAP, including timing of implementation and report deliveries;

•	fluctuations in foreign exchange rates; and

•	the impact of acquisitions and dispositions.

The following table sets forth the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
	March 31,	March 31,	December 31,	Year-Over- Year	Sequential
	2015	2014	2014	Comparison	Comparison
	(in thousands)
Run Rates
Performance products
Subscription	$422,581	$382,383	$414,490	10.5%	2.0%
Asset-based fees	190,581	161,882	174,558	17.7%	9.2%

Performance products total	613,162	544,265	589,048	12.7%	4.1%

Analytics products
Risk management analytics	309,284	307,460	310,339	0.6%	(0.3%)
Portfolio management analytics	108,364	103,531	107,338	4.7%	1.0%

Analytics products total	417,648	410,991	417,677	1.6%	—%

Total Run Rate	$1,030,810	$955,256	$1,006,725	7.9%	2.4%

Subscription total	$840,229	$793,374	$832,167	5.9%	1.0%
Asset-based fees total	190,581	161,882	174,558	17.7%	9.2%

Total Run Rate	$1,030,810	$955,256	$1,006,725	7.9%	2.4%

Total Run Rate grew by 7.9% to $1,030.8 million as of March 31, 2015 compared to $955.3 million as of March 31, 2014. Subscription Run Rate grew by $46.9 million, or 5.9%, to $840.2 million as of March 31, 2015 compared to March 31, 2014. Excluding the impact of foreign currency exchange rate fluctuations and the acquisition of GMI Ratings, subscription Run Rate grew by 8.1%.

Total Run Rate from performance products grew by 12.7% to $613.2 million at March 31, 2015 compared to $544.3 million at March 31, 2014.

Subscription Run Rate from performance products grew by $40.2 million, or 10.5%, to $422.6 million at March 31, 2015 from $382.4 million at March 31, 2014. Excluding the impact of foreign currency exchange rate changes and the acquisition of GMI Ratings, subscription Run Rate rose 10.9%. The growth in performance products subscription Run Rate was driven primarily by growth in equity index benchmark and data products, in addition to strong growth in ESG products.

Asset-based fee Run Rate from performance products increased by $28.7 million, or 17.7%, to $190.6 million at March 31, 2015, from $161.9 million at March 31, 2014. The increase was primarily driven by higher inflows into ETFs linked to MSCI indexes and non-ETF passive funds as well as higher trading volumes in futures and options contracts based on MSCI indexes.

As of March 31, 2015, AUM in ETFs linked to MSCI indexes were $418.0 billion, up $77.2 billion, or 22.7%, from March 31, 2014. The increase in AUM for MSCI-linked ETFs consisted of market increases of $2.7 billion and net inflows of $74.5 billion.

Our total Run Rate from analytics products increased 1.6% to $417.6 million for the three months ended March 31, 2015 compared to $411.0 million for the three months ended March 31, 2014.

Risk management analytics products Run Rate increased $1.8 million, or 0.6%, to $309.3 million at March 31, 2015 compared to $307.5 million at March 31, 2014. Excluding the impact of foreign currency rate changes, Run Rate increased 5.1%, driven by growth from sales of our RiskManager, HedgePlatform and InvestorForce products.

Portfolio management analytics products Run Rate increased 4.7% to $108.4 million at March 31, 2015 from $103.5 million at March 31, 2014. Excluding the impact of foreign currency rate changes, Run Rate increased 7.2%, driven by growth from sales of new equity models.

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated three months ended:

	March 31,	March 31,
	2015	2014
Performance products	95.9%	94.9%

Analytics products
Risk management analytics	93.1%	91.0%
Portfolio management analytics	92.2%	90.6%
Analytics products total	92.9%	90.9%

Total	94.4%	92.8%

The following table sets forth our Core Retention Rates by product category for the indicated three months ended:

	March 31,	March 31,
	2015	2014
Performance products	95.9%	94.9%

Analytics products
Risk management analytics	93.1%	91.0%
Portfolio management analytics	92.2%	93.4%
Analytics products total	92.9%	91.6%

Total	94.4%	93.2%

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

Operating Expenses

We group our operating expenses into four categories:

•	Cost of services;

•	Selling, general and administrative (“SG&A”);

•	Amortization of intangible assets; and

•	Depreciation and amortization of property, equipment and leasehold improvements.

In both the cost of services and SG&A expense categories, compensation and benefits represent the majority of our expenses. Other costs associated with the number of employees such as office space and professional services are included in both the cost of services and SG&A expense categories and are consistent with the allocation of employees to those respective areas.

The following table shows operating expenses by each of the categories for the periods indicated:

	Three Months Ended March 31,

	2015	2014	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$65,261	$56,282	$8,979	16.0%
Non-compensation expenses	17,392	19,145	(1,753)	(9.2%)

Total cost of services	82,653	75,427	7,226	9.6%
Selling, general and administrative:
Compensation and benefits	50,210	46,133	4,077	8.8%
Non-compensation expenses	22,255	21,525	730	3.4%

Total selling, general and administrative	72,465	67,658	4,807	7.1%
Amortization of intangible assets	11,702	11,270	432	3.8%
Depreciation and amortization of property, equipment and leasehold improvements	7,207	5,828	1,379	23.7%

Total operating expenses	$174,027	$160,183	$13,844	8.6%

Compensation and benefits	$115,471	$102,415	$13,056	12.7%
Non-compensation expenses	39,647	40,670	(1,023)	(2.5%)
Amortization of intangible assets	11,702	11,270	432	3.8%
Depreciation and amortization of property, equipment and leasehold improvements	7,207	5,828	1,379	23.7%

Total operating expenses	$174,027	$160,183	$13,844	8.6%

Operating expenses were $174.0 million for the three months ended March 31, 2015, an increase of $13.8 million, or 8.6%, compared to $160.2 million for the three months ended March 31, 2014. The increase included a non-cash charge of $3.4 million attributable to the termination of a technology project related to the analytics products.

Compensation and benefits expenses represent the majority of our expenses across all of our operating functions and typically have represented more than 60% of total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and increased staffing levels from increased hiring. We had 2,889 and 2,623 employees as of March 31, 2015 and 2014, respectively, primarily driven by increased staffing levels. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses.

During the three months ended March 31, 2015, compensation and benefits costs were $115.5 million, an increase of 12.7% compared to $102.4 million for the three months ended March 31, 2014. The increase in compensation and benefits costs was driven by a 10.1% increase in headcount across several areas, including technology, client coverage and product management, as well as a non-cash charge of $2.9 million attributable to the termination of a technology project related to our analytics products.

Non-compensation expenses for the three months ended March 31, 2015 decreased $1.0 million, or 2.5%, to $39.6 million compared to $40.7 million for the three months ended March 31, 2014. The decrease was associated with decreased travel and entertainment costs, marketing and recruiting, market data fees and other costs. The decrease in costs was partially offset by an increase in costs related to information technology and professional services as well as a non-cash charge of $0.5 million attributable to the termination of a technology project related to our analytics products.

Cost of Services

Cost of services includes costs related to our research, data management and production, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy costs, market data fees and information technology services. Compensation and benefits generally contribute to a majority of our expense increases from period to period, reflecting increases for existing staff and increased staffing levels. For the three months ended March 31, 2015, total cost of services increased 9.6% to $82.7 million compared to $75.4 million for the three months ended March 31, 2014. The three-month period ended March 31, 2015 includes a non-cash charge of $3.4 million related to the termination of a technology project in analytics products.

Compensation and benefits expenses for the three months ended March 31, 2015 increased $9.0 million, or 16.0%, to $65.3 million compared to $56.3 million for the three months ended March 31, 2014. The increase in compensation and benefits expenses was primarily impacted by increased costs related to current staff and increased staffing levels as well as a non-cash charge of $2.9 million related to the termination of a technology project in analytics products.

Non-compensation expenses for the three months ended March 31, 2015 decreased 9.2% to $17.4 million compared to $19.1 million for the three months ended March 31, 2014. The decrease was primarily driven by lower costs related to marketing and recruiting, travel and entertainment, market data fees and other costs, as well as a non-cash charge of $0.5 million attributable to the termination of a technology project related to our analytics products.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, third-party professional fees and information technology costs. For the three months ended March 31, 2015, SG&A increased 7.1% to $72.5 million compared to $67.7 million for the three months ended March 31, 2014.

Compensation and benefits expenses increased 8.8% to $50.2 million for the three months ended March 31, 2015 compared to $46.1 million for the three months ended March 31, 2014. Similar to compensation and benefits expenses in cost of services, the increase was primarily impacted by increased costs related to current staff and increased staffing levels.

Non-compensation expenses for the three months ended March 31, 2015 increased 3.4% to $22.3 million compared to $21.5 million for the three months ended March 31, 2014. The increase was primarily driven by higher costs related to information technology, professional services and other expenses. The increase in costs was partially offset by a decrease in costs related to travel and entertainment and recruiting, among other items.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled $11.7 million and $11.3 million for the three months ended March 31, 2015 and 2014, respectively.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements totaled $7.2 million and $5.8 million for the three months ended March 31, 2015 and 2014, respectively. The increase was related to higher depreciation associated with continued investment in information technology infrastructure.

Other Expense (Income), Net

Other expense (income), net for the three months ended March 31, 2015 was $11.1 million, an increase of $5.1 million compared to $6.0 million for the three months ended March 31, 2014, primarily driven by higher interest expense resulting from higher interest rates resulting from the notes offering.

Income Taxes

The provision for income tax expense increased 6.3% to $28.0 million for the three months ended March 31, 2015 compared to $26.4 million for the three months ended March 31, 2014. These amounts reflect effective tax rates of 36.1% and 35.9% for the three months ended March 31, 2015 and 2014, respectively. The increase is primarily due to higher income generated in higher tax jurisdictions.

Income (Loss) from Discontinued Operations, Net of Income Taxes

Loss from discontinued operations, net of income taxes, for the three months ended March 31, 2015 reflects the impact of a $5.8 million out-of-period income tax charge associated with tax obligations triggered upon the sale of ISS. For the three months ended March 31, 2014, income from discontinued operations, net of income taxes, was $33.3 million. The three months ended March 31, 2014 included a $30.6 million income tax benefit associated with establishing a net deferred tax asset on the difference between the ISS tax basis and book basis. This net deferred tax asset was realized in the subsequent quarter upon the closing of the sale on April 30, 2014.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2014 and also in Note 2, “Recent Accounting Standards Updates,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. There have been no significant changes in our accounting policies or critical accounting estimates since the end of the fiscal year ended December 31, 2014.

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

Senior Notes and Credit Agreement

On November 20, 2014, the Company completed its private offering of $800.0 million in aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “Senior Notes”) and also entered into a $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”) by and among the Company, as borrower, certain of its subsidiaries, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Company used the net proceeds from the offering of the Senior Notes, together with cash on hand, to prepay in full our outstanding term loan indebtedness of $794.8 million, which bore interest at LIBOR plus a margin of 2.25%.

The Senior Notes are scheduled to mature and be paid in full on November 20, 2024. At any time prior to November 15, 2019, we may redeem all or part of the Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, we may redeem all or part of the Senior Notes on or after November 15, 2019, at redemption prices set forth in the Indenture (defined below) governing the Senior Notes, together with accrued and unpaid interest. At any time prior to November 15, 2017, we may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Senior Notes, including any permitted additional notes, at a redemption price equal to 105.25% of the principal amount.

The 2014 Revolving Credit Agreement replaced the 2012 Revolving Credit Facility. The 2014 Revolving Credit Agreement has an initial term of five years that may be extended up to twice, at our request, by one additional year.

Interest on the Senior Notes accrues at a fixed rate of 5.25% per annum and is payable semiannually in arrears on May 15 and November 15 of each year, commencing May 15, 2015. We will make interest payments to holders of record of the Senior Notes on the immediately preceding May 1 and November 1.

The Senior Notes and the 2014 Revolving Credit Agreement are fully and unconditionally, and jointly and severally, guaranteed by our direct or indirect wholly-owned domestic subsidiaries that account for more than 5% of our and our subsidiaries’ consolidated assets, other than certain excluded subsidiaries (the “subsidiary guarantors”). Amounts due under the 2014 Revolving Credit Agreement are our and the subsidiary guarantors’ senior unsecured obligations and rank equally with the Senior Notes and any of our other unsecured, unsubordinated debt, senior to any of our subordinated debt and effectively subordinated to our secured debt to the extent of the assets securing such debt.

The indenture governing our Senior Notes (the “Indenture”) among us, each of the subsidiary guarantors, and Wells Fargo Bank, National Association, as trustee, contains covenants that limit our and certain of our subsidiaries’ ability to, among other things, incur liens, enter into sale/leaseback transactions and consolidate, merge or sell all or substantially all of our assets. In addition, the Indenture restricts our non-guarantor subsidiaries’ ability to create, assume, incur or guarantee additional indebtedness without such non-guarantor subsidiaries guaranteeing the Senior Notes on a pari passu basis.

The 2014 Revolving Credit Agreement contains affirmative and restrictive covenants that, among other things, limit our ability and the ability of our existing or future subsidiaries to:

•	incur liens and further negative pledges;

•	incur additional indebtedness or prepay, redeem or repurchase indebtedness;

•	make loans or hold investments;

•	merge, dissolve, liquidate, consolidate with or into another person;

•	enter into acquisition transactions;

•	enter into sale/leaseback transactions;

•	issue disqualified capital stock;

•	sell, transfer or dispose of assets;

•	pay dividends or make other distributions in respect of our capital stock or engage in stock repurchases, redemptions and other restricted payments;

•	create new subsidiaries;

•	permit certain restrictions affecting our subsidiaries;

•	change the nature of our business, accounting policies or fiscal periods;

•	enter into any transactions with affiliates other than on an arm’s length basis; and

•	amend our organizational documents or amend, modify or change the terms of certain agreements relating to our indebtedness.

The 2014 Revolving Credit Agreement and the Indenture also contain customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, bankruptcy and insolvency events, invalidity or impairment of loan documentation or collateral, change of control and customary ERISA defaults. None of the restrictions above are expected to impact our ability to effectively operate the business.

The 2014 Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the 2014 Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the 2014 Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 3.75:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the 2014 Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of March 31, 2015, our Consolidated Leverage Ratio (as defined in the 2014 Revolving Credit Agreement) was 1.72:1.00 and our Consolidated Interest Coverage Ratio (as defined in the 2014 Revolving Credit Agreement) was 10.92:1.00.

Our non-guarantor subsidiaries of the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $194.2 million, or 19.0%, of our total revenue for the three months ended March 31, 2015, approximately $41.1 million, or 11.9%, of our consolidated operating income for the three months ended March 31, 2015 and approximately $356.9 million, or 12.3%, of our total assets and $119.9 million, or 8.3%, of our total liabilities, in each case as of March 31, 2015.

Share Repurchases

On February 6, 2014, we entered into the February 2014 ASR Program to initiate share repurchases aggregating $100.0 million. As a result, we received 1.7 million shares on February 7, 2014 and 0.6 million shares on May 5, 2014 for a combined average purchase price of $43.10 per share.

On September 18, 2014, we entered into the September 2014 ASR Program. On September 19, 2014, we paid $300.0 million in cash and received approximately 4.5 million shares of our common stock under the September 2014 ASR Agreement. The total number of shares to be repurchased will be based primarily on an arithmetic average of the volume-weighted average prices of our common stock on each trading day during the repurchase period. This average price will be capped such that only under limited circumstances will we be required to deliver shares or pay cash at settlement. We may also receive additional shares at or prior to maturity of the ASR Agreement in May 2015.

Cash Dividends

On September 17, 2014, the Board of Directors approved a plan to initiate a regular quarterly cash dividend. We expect the initial annual dividend rate to be $0.72 per share.

On April 29, 2015, the Board of Directors declared a cash dividend of $0.18 per share for second quarter 2015. The second quarter 2015 dividend is payable on May 29, 2015 to shareholders of record as of the close of trading on May 15, 2015.

Cash Flows

	As of
	March 31,	December 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$537,751	$508,799

Cash and cash equivalents were $537.8 million and $508.8 million as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, $83.9 million and $102.3 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the United States. In addition, repatriation of some foreign cash is further restricted by local laws.

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

Cash Provided by (Used In) Operating, Investing and Financing Activities

	For the Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Cash provided by operating activities	$66,683	$25,249
Cash used in investing activities	(6,320)	(10,053)
Cash used in financing activities	(27,136)	(109,338)
Effect of exchange rates on cash and cash equivalents	(4,275)	566

Net increase (decrease) in cash and cash equivalents	$28,952	$(93,576)

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $66.7 million and $25.2 million for the three months ended March 31, 2015 and 2014, respectively. The year-over-year increase primarily reflects improved billings and collections from customers.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $6.3 million and $10.1 million for the three months ended March 31, 2015 and 2014, respectively. The year-over-year decrease in cash used in investing activities primarily reflects a decrease in capital expenditures.

Cash Flows From Financing Activities

Cash used in financing activities was $27.1 million and $109.3 million for the three months ended March 31, 2015 and 2014, respectively. The year-over-year decrease primarily reflects lower purchases of treasury shares as well as lower repayments on our debt partially offset by payment of dividends.

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

Revenues from index-linked investment products represented approximately $45.9 million, or 17.5%, and $40.9 million, or 15.0%, of our total revenues for the three months ended March 31, 2015 and 2014, respectively. While our fees for index-linked investment products are generally invoiced in U.S. dollars, the fees are based on the investment product’s assets, a large majority of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the three months ended March 31, 2015 and 2014, approximately 13.0% and 15.3% of our total revenues, respectively, were invoiced in currencies other than U.S. dollars. For the three months ended March 31, 2015, 51.3% of our foreign currency revenues were in Euros, 23.2% were in British pounds sterling and 12.7% were in Japanese yen. For the three months ended March 31, 2014, 50.4% of our foreign currency revenues were in Euros, 24.0% were in British pounds sterling and 11.6% were in Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $71.2 million, or 40.9%, and $83.3 million, or 44.7%, of our total operating costs for the three months ended March 31, 2015 and 2014, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Swiss francs, Hungarian forints, Euros, Hong Kong dollars, Chinese yuan and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the United States.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with amounts denominated in certain foreign currencies. As a result of these positions, we recognized total foreign currency exchange losses of $1.6 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively. These amounts were recorded in “Other expense (income), net” in our Unaudited Condensed Consolidated Statements of Income.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of March 31, 2015, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes since December 31, 2014 to the significant risk factors and uncertainties known to the Company that, if they were to materialize or occur, would individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended March 31, 2015.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (January 1, 2015-January 31, 2015)	23,215	$47.44	—	$550,000,000

Month #2 (February 1, 2015-February 28, 2015)	167,990	$54.83	—	$550,000,000

Month #3 (March 1, 2015-March 31, 2015)	782	$57.02	—	$550,000,000

Total	191,987	$53.94	—	$550,000,000

(1)	Includes (i) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units and (ii) shares held in treasury under the MSCI Inc. Director Deferral Plan. The value of the shares withheld were determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.
(2)	See Note 7, “Commitments And Contingencies” of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase programs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index has been filed as part of this report on page EX-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 1, 2015

MSCI INC. (Registrant)

By:	/s/ Robert Qutub
Robert Qutub Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED MARCH 31, 2015

	Exhibit Number	Description
	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

†*	10.1	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. Independent Directors’ Equity Compensation Plan, as amended

†*	10.2	Change of Employment Status and Release Agreement for Roveen Bhansali

	10.3	Cooperation Agreement, dated as of January 29, 2015 (filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on February 2, 2015 and incorporated by reference herein)

†	10.4

Form of Special Performance Award Agreement for Performance Stock Units under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on February 2, 2015 and incorporated herein by reference)

	11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*	15.1	Letter of awareness from PricewaterhouseCoopers LLP, dated May 1, 2015, concerning unaudited interim financial information

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management compensation plan, contract or arrangement.

EX-1