Form 10-Q
period 2015-06-30
MSCI Inc.
filed 2015-07-31
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 23, 2015, there were 109,660,488 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

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

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to future financial performance and involve known and unknown risks, uncertainties and other factors that may cause MSCI Inc.’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond MSCI Inc.’s control and that could materially affect actual results, levels of activity, performance or achievements.

Other factors that could materially affect actual results, levels of activity, performance or achievements can be found in MSCI Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended, and in quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished with the SEC. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what MSCI Inc. projected. Any forward-looking statement in this report reflects MSCI Inc.’s current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to MSCI Inc.’s operations, results of operations, growth strategy and liquidity. MSCI Inc. assumes no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$455,021	$508,799
Accounts receivable (net of allowances of $938 and $857 at June 30, 2015 and December 31, 2014, respectively)	214,487	178,717
Deferred taxes	16,720	22,209
Prepaid income taxes	53,682	29,180
Prepaid and other assets	36,866	31,727

Total current assets	776,776	770,632
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $105,731 and $92,808 at June 30, 2015 and December 31, 2014, respectively)	93,293	94,074
Goodwill	1,565,453	1,564,904
Intangible assets (net of accumulated amortization of $395,743 and $372,209 at June 30, 2015 and December 31, 2014, respectively)	410,199	433,628
Other non-current assets	29,907	30,937

Total assets	$2,875,628	$2,894,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,170	$2,835
Accrued compensation and related benefits	69,874	111,408
Other accrued liabilities	47,825	47,894
Deferred revenue	338,763	310,775

Total current liabilities	458,632	472,912
Long-term debt	800,000	800,000
Deferred taxes	128,366	137,838
Other non-current liabilities	54,916	50,592

Total liabilities	1,441,914	1,461,342

Commitments and Contingencies (see Note 8)

Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 128,039,963 and 126,637,390 common shares issued and 110,578,431 and 112,072,469 common shares outstanding at June 30, 2015 and December 31, 2014, respectively)	1,280	1,266
Treasury shares, at cost (17,461,532 and 14,564,921 common shares held at June 30, 2015 and December 31, 2014, respectively)	(785,787)	(588,378)
Additional paid in capital	1,161,410	1,022,221
Retained earnings	1,081,671	1,022,695
Accumulated other comprehensive loss	(24,860)	(24,971)

Total shareholders’ equity	1,433,714	1,432,833

Total liabilities and shareholders’ equity	$2,875,628	$2,894,175

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Operating revenues	$270,580	$254,226	$533,349	$493,914

Operating expenses:
Cost of services	76,753	76,816	159,406	152,243
Selling, general and administrative	75,556	71,516	148,021	139,174
Amortization of intangible assets	11,695	11,442	23,397	22,712
Depreciation and amortization of property, equipment and leasehold improvements	8,065	5,921	15,272	11,749

Total operating expenses	172,069	165,695	346,096	325,878

Operating income	98,511	88,531	187,253	168,036

Interest income	(185)	(192)	(389)	(348)
Interest expense	11,116	5,366	22,224	10,425
Other expense (income)	164	(726)	342	345

Other expense (income), net	11,095	4,448	22,177	10,422

Income from continuing operations before provision for income taxes	87,416	84,083	165,076	157,614
Provision for income taxes	31,399	27,280	59,435	53,665

Income from continuing operations	56,017	56,803	105,641	103,949
Income (loss) from discontinued operations, net of income taxes	—	50,857	(5,797)	84,110

Net income	$56,017	$107,660	$99,844	$188,059

Earnings per basic common share:
Earnings per basic common share from continuing operations	$0.50	$0.48	$0.94	$0.89
Earnings per basic common share from discontinued operations	—	0.44	(0.05)	0.71

Earnings per basic common share	$0.50	$0.92	$0.89	$1.60

Earnings per diluted common share:
Earnings per diluted common share from continuing operations	$0.50	$0.48	$0.93	$0.88
Earnings per diluted common share from discontinued operations	—	0.43	(0.05)	0.71

Earnings per diluted common share	$0.50	$0.91	$0.88	$1.59

Weighted average shares outstanding used in computing earnings per share:
Basic	112,143	116,702	112,330	117,140

Diluted	112,931	117,664	113,225	118,128

Dividend declared per common share	$0.18	$—	$0.36	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Net income	$56,017	$107,660	$99,844	$188,059

Other comprehensive income (loss):
Foreign currency translation adjustments	6,151	(2,758)	(439)	(1,726)
Income tax effect	766	1,065	634	665

Foreign currency translation adjustments, net	6,917	(1,693)	195	(1,061)

Pension and other post-retirement adjustments	(271)	173	(97)	166
Income tax effect	64	(2)	13	2

Pension and other post-retirement adjustments, net	(207)	171	(84)	168

Other comprehensive income (loss), net of tax	6,710	(1,522)	111	(893)

Comprehensive income	$62,727	$106,138	$99,955	$187,166

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)
Cash flows from operating activities
Net income	$99,844	$188,059
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	23,397	25,452
Stock-based compensation expense	14,539	12,457
Depreciation and amortization of property, equipment and leasehold improvements	15,272	11,968
Amortization of debt origination fees	893	888
Deferred taxes	(3,541)	3,475
Amortization of discount on long-term debt	—	240
Excess tax benefits from share-based compensation	(13,232)	(2,773)
Gain on disposition of subsidiary, net of costs	—	(84,615)
Other non-cash adjustments	3,849	548
Changes in assets and liabilities, net of assets and liabilities assumed:
Accounts receivable	(36,181)	(59,081)
Prepaid income taxes	(11,541)	(19,578)
Prepaid and other assets	1,631	(6,181)
Accounts payable	(669)	1,229
Accrued compensation and related benefits	(37,711)	(42,237)
Deferred revenue	27,989	54,484
Other accrued liabilities	1,087	11,790
Other	5,083	(2,073)

Net cash provided by operating activities	90,709	94,052

Cash flows from investing activities
Disposition, net of cash provided	—	362,811
Capital expenditures	(15,550)	(18,486)
Capitalized software development costs	(2,787)	(3,478)
Proceeds from the sale of capital equipment	55	8

Net cash (used in) provided by investing activities	(18,282)	340,855

Cash flows from financing activities
Repayment of long-term debt	—	(10,125)
Repurchase of treasury shares	(97,567)	(108,903)
Proceeds from exercise of stock options	1,760	5,406
Excess tax benefits from stock-based compensation	13,232	2,773
Payment of dividends	(40,843)	—

Net cash used in financing activities	(123,418)	(110,849)

Effect of exchange rate changes	(2,787)	747

Net (decrease) increase in cash and cash equivalents	(53,778)	324,805
Cash and cash equivalents, beginning of period	508,799	358,434

Cash and cash equivalents, end of period	$455,021	$683,239

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,747	$9,346

Cash paid for income taxes	$78,347	$71,896

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$5,731	$14,576

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

MSCI Inc., together with its wholly-owned subsidiaries (the “Company” or “MSCI”), is a global provider of investment decision support tools, including indexes, portfolio risk and performance analytics and multi-asset class market risk analytics products and services. The Company’s flagship products are its global equity indexes and environmental, social and governance (“ESG”) products, its private real estate benchmarks, its portfolio risk and performance analytics covering global equity, its multi-asset class, market and credit risk analytics and its performance reporting products and services offered to investment consultants.

On March 17, 2014, MSCI entered into a definitive agreement to sell Institutional Shareholder Services Inc. (“ISS”). As a result, the Company reported the operating results of ISS in “Income (loss) from discontinued operations, net of income taxes” in the Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014. Unless otherwise indicated, the disclosures accompanying these unaudited condensed consolidated financial statements reflect the Company’s continuing operations. The Company completed the sale of ISS on April 30, 2014. See Note 3, “Disposition and Discontinued Operations,” for further details.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI Inc. and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of June 30, 2015 and December 31, 2014, the results of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2014. The unaudited condensed consolidated financial statement information as of December 31, 2014 has been derived from the 2014 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Concentrations

For the six months ended June 30, 2015 and 2014, BlackRock, Inc. accounted for 10.5% and 10.4%, respectively, of the Company’s operating revenues.

2. RECENT ACCOUNTING STANDARDS UPDATES

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” or ASU 2014-09. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Companies have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. On July 9, 2015, the FASB voted to defer the effective date of the new revenue standard by one year by changing the effective date to be for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 from December 15, 2016, with early adoption at the prior date permitted. The Company is evaluating the potential impact that the update will have on its unaudited condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are recognized and presented as a deferred charge (that is, an asset). The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The Company is evaluating the potential impact of the adoption of ASU 2015-03, but does not expect the adoption to have a material effect on its unaudited condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software,” or ASU 2015-05. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impact of the adoption of ASU 2015-05, but does not expect the adoption to have a material effect on its unaudited condensed consolidated financial statements.

3. DISPOSITION AND DISCONTINUED OPERATIONS

On March 17, 2014, MSCI entered into a definitive agreement to sell ISS. ISS was classified as a discontinued operation during the three months ended March 31, 2014. Since that time, MSCI has segregated the operating results of ISS in “Income (loss) from discontinued operations, net of income taxes” in the Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014.

The sale of ISS was completed on April 30, 2014 for $367.4 million, subject to final working capital adjustments. The value of the assets and liabilities of ISS that were disposed, directly attributable transaction costs and the resulting gain on disposal that had been reported in “Income from discontinued operations, net of income taxes” for the three and six months ended June 30, 2014 was as follows:

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

Amounts associated with discontinued operations reflected in the Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Revenue from discontinued operations	$—	$10,912

Income from discontinued operations before provision for income taxes	$—	$80,147
Provision for income taxes	—	29,290

Income (loss) from discontinued operations, net of income taxes	$—	$50,857

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Revenue from discontinued operations	$—	$43,122

Income from discontinued operations before provision for income taxes	$—	$86,364
Provision for income taxes	5,797	2,254

Income (loss) from discontinued operations, net of income taxes	$(5,797)	$84,110

The three months ended March 31, 2014 included a $30.6 million income tax benefit associated with establishing a net deferred tax asset on the difference between the ISS tax basis and book basis. This net deferred tax asset was realized in the three months ended June 30, 2014 upon the closing of the sale, which reflects the tax basis capital loss realized on this book gain.

The six months ended June 30, 2015 reflect the impact of an out-of-period income tax charge associated with tax obligations triggered upon the sale of ISS.

4. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As required by FASB’s ASC Subtopic 220-10, “Comprehensive Income—Overall,” the following tables present the amounts reclassified from “Accumulated other comprehensive income (loss)” by the respective line item in the Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)(1)

(in thousands)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Unaudited Condensed Consolidated Statements of Income
	Three and Six Months Ended	Three and Six Months Ended
	June 30, 2015	June 30, 2014
Defined benefit pension plans
Amount recognized as a component of net periodic benefit expense for curtailments and settlements	$—	$(186	)(2)
	—	6		Tax expense

	$—	$(180)		Net of tax

Foreign currency translation adjustment	$—	$4,184	(2)

Total reclassifications for the period, net of tax	$—	$4,004

(1)	Amounts in parentheses indicate expenses or losses moved to the Unaudited Condensed Consolidated Statements of Income.
(2)	These accumulated other comprehensive income components were reclassified to “Income (loss) from discontinued operations, net of taxes” as part of the gain on the disposition of ISS.

5. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were no stock options or restricted stock units excluded from the calculation of diluted EPS for the three and six months ended June 30, 2015 because of their anti-dilutive effect. There were 104,272 stock options excluded from the calculation of diluted EPS for the three and six months ended June 30, 2014 because of their anti-dilutive effect.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(in thousands, except per share data)
Income from continuing operations, net of income taxes	$56,017	$56,803	$105,641	$103,949
Income (loss) from discontinued operations, net of income taxes	—	50,857	(5,797)	84,110

Net income	$56,017	$107,660	$99,844	$188,059
Less: Allocations of earnings to unvested restricted stock units(1)	(18)	(153)	(32)	(268)

Earnings available to MSCI common shareholders	$55,999	$107,507	$99,812	$187,791

Basic weighted average common shares outstanding	112,143	116,702	112,330	117,140

Effect of dilutive securities:
Stock options and restricted stock units	788	962	895	988

Diluted weighted average common shares outstanding	112,931	117,664	113,225	118,128

Earnings per basic common share from continuing operations	$0.50	$0.48	$0.94	$0.89
Earnings per basic common share from discontinued operations	—	0.44	(0.05)	0.71

Earnings per basic common share	$0.50	$0.92	$0.89	$1.60

Earnings per diluted common share from continuing operations	$0.50	$0.48	$0.93	$0.88
Earnings per diluted common share from discontinued operations	—	0.43	(0.05)	0.71

Earnings per diluted common share	$0.50	$0.91	$0.88	$1.59

(1)	Restricted stock units granted to employees prior to 2013 and restricted stock units granted to independent directors of the Company prior to April 30, 2015 have a right to participate in all of the earnings of the Company in the computation of basic EPS and, therefore, these restricted stock units are not included as incremental shares in the diluted EPS computation.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at June 30, 2015 and December 31, 2014 consisted of the following:

		As of
Type	Estimated Useful Lives	June 30, 2015	December 31, 2014
		(in thousands)
Computer & related equipment	2 to 5 years	$135,792	$118,537
Furniture & fixtures	7 years	10,169	9,569
Leasehold improvements	1 to 21 years	49,804	49,756
Work-in-process	—	3,259	9,020

Subtotal		199,024	186,882
Accumulated depreciation and amortization		(105,731)	(92,808)

Property, equipment and leasehold improvements, net		$93,293	$94,074

Depreciation and amortization expense of property, equipment and leasehold improvements was $8.1 million and $5.9 million for the three months ended June 30, 2015 and 2014, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $15.3 million and $11.7 million for the six months ended June 30, 2015 and 2014, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company carries goodwill as reflected in the table below:

Goodwill
(in thousands)
Goodwill at December 31, 2014	$1,564,904
Foreign exchange translation adjustment	549

Goodwill at June 30, 2015	$1,565,453

Intangible Assets

Amortization expense related to intangible assets for the three months ended June 30, 2015 and 2014 was $11.7 million and $11.4 million, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2015 and 2014 was $23.4 million and $22.7 million, respectively.

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets are as follows:

		As of
	Estimated Remaining Useful Lives	June 30, 2015	December 31, 2014
		(in thousands)
Gross intangible assets:
Customer relationships	5 to 21 years	$360,835	$360,835
Trademarks/trade names	5 to 21.5 years	223,382	223,382
Technology/software	3 to 8.5 years	193,293	193,681
Proprietary data	13 years	28,628	28,627
Covenant not to compete	2 years	900	900

Subtotal		807,038	807,425
Foreign exchange translation adjustment		(1,096)	(1,588)

Total gross intangible assets		$805,942	$805,837

Accumulated amortization:
Customer relationships		$(131,186)	$(119,058)
Trademarks/trade names		(87,525)	(81,545)
Technology/software		(171,096)	(167,083)
Proprietary data		(5,641)	(4,589)
Covenant not to compete		(413)	(187)

Subtotal		(395,861)	(372,462)
Foreign exchange translation adjustment		118	253

Total accumulated amortization		$(395,743)	$(372,209)

Net intangible assets:
Customer relationships		$229,649	$241,777
Trademarks/trade names		135,857	141,837
Technology/software		22,197	26,598
Proprietary data		22,987	24,038
Covenant not to compete		487	713

Subtotal		411,177	434,963
Foreign exchange translation adjustment		(978)	(1,335)

Total net intangible assets		$410,199	$433,628

The estimated amortization expense for the remainder of 2015 and succeeding years is presented below:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder 2015	$23,557
2016	46,925
2017	41,655
2018	38,506
2019	36,960
Thereafter	222,596

Total	$410,199

8. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended June 30, 2015 and 2014 was $6.7 million and $6.8 million, respectively. Rent expense for the six months ended June 30, 2015 and 2014 was $13.5 million and $13.4 million, respectively.

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

On February 4, 2014, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock, which was increased to $850.0 million on September 17, 2014 (the “2014 Repurchase Program”). Share repurchases made pursuant to the 2014 Repurchase Program may take place through December 31, 2016 in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended, terminated or extended by the Board of Directors at any time without prior notice.

On September 18, 2014, as part of the 2014 Repurchase Program, the Company entered into an ASR agreement to initiate share repurchases aggregating $300.0 million (the “September 2014 ASR Agreement”). As a result of the September 2014 ASR Agreement, the Company received approximately 4.5 million shares of MSCI’s common stock on September 19, 2014 and approximately 1.2 million shares of MSCI’s common stock on May 21, 2015 for a combined average price of $52.79 per share.

On June 2, 2015, the Company began purchasing shares of MSCI’s common stock on the open market in accordance with SEC Rule 10b5-1 (the “June 2015 10b5-1 Buyback Plan”). Through June 30, 2015, the Company paid $62.6 million to receive approximately 1.0 million shares of MSCI’s common stock under the June 2015 10b5-1 Buyback Plan and paid an additional $6.7 million for shares of MSCI’s common stock that had not yet been received as of June 30, 2015.

Since the introduction of the initial 2012 Repurchase Program, the Company has paid $669.4 million and has received an aggregate of approximately 14.4 million shares under the programs.

On September 17, 2014, the Board of Directors approved a plan to initiate a quarterly cash dividend. The Company has declared and paid cash dividends per common share during the periods indicated:

	Dividends Per Share	Amount (in thousands)
2014:
Fourth quarter	$0.18	$20,393

2015:
First quarter	$0.18	$20,411
Second quarter	0.18	20,442

Total cash dividends declared and paid	$0.36	$40,853

Long-term debt. On November 20, 2014, the Company completed its private offering of $800.0 million in aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “Senior Notes”) and also entered into a $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”) by and among the Company, as borrower, certain of its subsidiaries, as guarantors (the “subsidiary guarantors”), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Company used the net proceeds from the offering of the Senior Notes, together with cash on hand, to repay in full its then outstanding term loan indebtedness of $794.8 million, which bore interest at LIBOR plus a margin of 2.25%.

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

Interest on the Senior Notes accrues at a fixed rate of 5.25% per annum and is payable semiannually in arrears on May 15 and November 15 of each year. The first interest payment was made on May 15, 2015. The Company will make interest payments to holders of record of the Senior Notes on the immediately preceding May 1 and November 1.

Long-term debt was $800.0 million at both June 30, 2015 and December 31, 2014.

In connection with the closing of the Senior Notes offering and entering into the 2014 Revolving Credit Agreement, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over the life of the Senior Notes and the 2014 Revolving Credit Agreement. At June 30, 2015, $13.8 million of the deferred financing fees remain unamortized, $1.8 million of which is included in “Prepaid and other assets” and $12.0 million of which is included in “Other non-current assets” on the Unaudited Condensed Consolidated Statement of Financial Condition.

The Company amortized $0.4 million of deferred financing fees in interest expense during each of the three months ended June 30, 2015 and 2014. The Company amortized $0.9 million of deferred financing fees in interest expense during each of the six months ended June 30, 2015 and 2014. Approximately $0.1 million and $0.2 million of debt discount was amortized in interest expense during the three and six months ended June 30, 2014, respectively. There was no unamortized debt discount outstanding as of December 31, 2014.

At June 30, 2015 and December 31, 2014, the fair market value of the Company’s debt obligations was $811.0 million and $831.0 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value and represents Level 2 valuations, which are based on one or more quoted prices in markets that are not considered to be active or for which all significant inputs are observable, either directly or indirectly. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

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

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency, the U.S. dollar. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency. The Company does not enter into derivative contracts for trading or other speculative purposes.

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s economic exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2015, the Company had outstanding foreign currency forwards with a notional amount of $26.6 million that were not designated as hedges in qualifying hedging relationships.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition:

(in thousands)	Unaudited Condensed Consolidated Statements of Financial Condition Location	As of June 30, 2015	As of December 31, 2014
Non-designated hedging instruments:
Asset derivatives:
Foreign exchange contracts	Prepaid and other assets	$21	$—
Liability derivatives:
Foreign exchange contracts	Other accrued liabilities	$(87)	$(243)

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

The following tables present the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition and Unaudited Condensed Consolidated Statements of Income for the periods indicated:

Derivatives Not Designated as Hedging Instruments (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30,
		2015	2014
Foreign exchange contracts	Other expense & income	$(1,000)	$(407)

Derivatives Not Designated as Hedging Instruments (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives for the Six Months Ended June 30,
		2015	2014
Foreign exchange contracts	Other expense & income	$412	$(567)

9. INCOME TAXES

The Company’s provision for income taxes was $59.4 million and $53.7 million for the six months ended June 30, 2015 and 2014, respectively. These amounts reflect effective tax rates of 36.0% and 34.0% for the six months ended June 30, 2015 and 2014, respectively.

The effective tax rate of 36.0% for the six months ended June 30, 2015 reflects the Company’s estimate of the effective tax rate for the period and is impacted by certain discrete items totaling $0.6 million related to state taxes which decreased the Company’s effective tax rate by 0.6 percentage points.

The effective tax rate of 34.0% for the six months ended June 30, 2014 reflects the Company’s estimate of the effective tax rate for the period and is impacted by certain discrete items totaling $2.7 million related to state taxes and the release of reserves associated with certain IRS examinations which decreased the Company’s effective tax rate by 1.8 percentage points.

The Company is under examination by the IRS and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as India, and states in which the Company has significant business operations, such as New York. The tax years currently under examination vary by jurisdiction but include years ranging from 2005 through 2014. As a result of having previously been a member of the Morgan Stanley consolidated group, the Company may have future settlements with Morgan Stanley related to the ultimate disposition of their New York State and New York City examination relating to the tax years 2007 through 2008 and their IRS examination relating to the tax years 2006 through 2008. The Company does not believe it has any material exposure to the New York State and New York City examination. Additionally, the Company believes it has adequate reserves for any tax issues that may arise out of the IRS examination relating to the tax years 2006 through 2008 and therefore does not believe any related settlement with Morgan Stanley will have a material impact.

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

Revenue by geography is based on the shipping address of the customer. The following table sets forth revenue for the periods indicated by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues
Americas:
United States	$130,057	$118,226	$255,673	$229,058
Other	10,375	9,363	20,230	18,790

Total Americas	140,432	127,589	275,903	247,848

EMEA:
United Kingdom	42,155	38,381	82,396	75,857
Other	55,380	57,500	110,309	108,628

Total EMEA	97,535	95,881	192,705	184,485

Asia & Australia:
Japan	10,958	11,852	22,560	23,812
Other	21,655	18,904	42,181	37,769

Total Asia & Australia	32,613	30,756	64,741	61,581

Total	$270,580	$254,226	$533,349	$493,914

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table sets forth long-lived assets on the dates indicated by geographic area:

	As of
	June 30, 2015	December 31, 2014
Long-lived assets	(in thousands)
Americas:
United States	$1,923,417	$1,944,433
Other	2,768	3,293

Total Americas	1,926,185	1,947,726

EMEA:
United Kingdom	119,855	120,781
Other	11,467	13,345

Total EMEA	131,322	134,126

Asia & Australia:
Japan	690	837
Other	10,748	9,917

Total Asia & Australia	11,438	10,754

Total	$2,068,945	$2,092,606

11. SUBSEQUENT EVENTS

On July 28, 2015, the Board of Directors declared a cash dividend of $0.22 per share for third quarter 2015. The third quarter 2015 dividend is payable on August 31, 2015 to shareholders of record as of the close of trading on August 17, 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and its subsidiaries as of June 30, 2015, and the related condensed consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30, 2015 and June 30, 2014 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2015 and June 30, 2014. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2014, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition information as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
July 31, 2015

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

Overview

For more than 40 years, our research-based models and methodologies have helped the world’s leading investors build and manage better portfolios. We believe clients rely on our products and services for deeper insights into the drivers of performance and risk in their portfolios, broad asset class coverage and innovative research and can use our products to help design and implement their investment strategies. Our line of products and services includes indexes, analytical tools, data, real estate benchmarks and environmental, social and governance (“ESG”) research. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners, such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), real estate, hedge funds and private wealth; and financial intermediaries, such as banks, broker-dealers, exchanges, custodians and investment consultants. As of June 30, 2015, we had over 6,900 clients across 83 countries. We had offices in 35 cities in 22 countries to help serve our diverse client base, with 51.7% of our revenues coming from clients in the Americas, 36.1% in Europe, the Middle East and Africa (“EMEA”) and 12.2% in Asia and Australia.

Our principal sales model is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services, for an annual fee paid up-front. Additionally, our recurring subscriptions include our managed services offering whereby we oversee the production of risk and performance reports on behalf of our clients. Fees attributable to annual, recurring subscriptions are recorded as deferred revenues on our Unaudited Condensed Consolidated Statement of Financial Condition and are recognized on our Unaudited Condensed Consolidated Statement of Income as the service is rendered. Furthermore, a portion of our revenues comes from clients who use our indexes as the basis for index-linked investment products such as ETFs or as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We generate a limited amount of our revenues from certain exchanges that use our indexes as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. In addition, we generate revenues from subscription agreements for the receipt of periodic benchmark reports, digests and other publications, which are most often associated with our real estate products that are recognized upon delivery of such reports or data updates. We also receive revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services and from certain products and services that are designed for one-time usage.

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

The purpose of the Enhanced Investment Program was to maximize our medium-term revenue and operating income growth, while at the same time ensuring that MSCI would remain a leading provider of investment decision support tools into the future. As a result, the rate of growth of our investments had, in recent years, exceeded that of our revenues, which had slowed the growth of, or even reduced, our operating profit. For example, for the year ended December 31, 2014, our revenues grew by 9.1% but our operating income decreased by 0.9% compared to the year ended December 31, 2013 due, in part, to increased investment in our business. However, we completed our Enhanced Investment Program in the year ended December 31, 2014, and have again achieved operating margin expansion in the first six months of 2015. We expect margin expansion to continue throughout 2015, exclusive of any non-recurring charges we may incur.

Factors Affecting the Comparability of Results

Share Repurchases

On December 13, 2012, our Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock beginning immediately and continuing through December 31, 2014 (the “2012 Repurchase Program”). We utilized $200.0 million of the repurchase authority through December 31, 2013.

On February 6, 2014, we utilized the remaining $100.0 million repurchase authorization provided by the 2012 Repurchase Program.

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

On September 18, 2014, as part of the 2014 Repurchase Program, we entered into an ASR agreement to initiate share repurchases aggregating $300.0 million (the “September 2014 ASR Agreement”). On September 19, 2014, we paid $300.0 million in cash and received approximately 4.5 million shares of MSCI’s common stock. On May 21, 2015, we completed the September ASR Program by receiving approximately 1.2 million shares. In total, 5.7 million shares were delivered for an average purchase price of $52.79 per share. The repurchased shares are held in treasury.

On June 2, 2015, we began purchasing shares of our common stock on the open market in accordance with SEC Rule 10b5-1 (the “June 2015 10b5-1 Buyback Plan”). Through June 30, 2015, we paid $62.6 million to receive approximately 1.0 million shares of our common stock under the June 2015 10b5-1 Buyback Plan and paid an additional $6.7 million for shares of our common stock that had not yet been received as of June 30, 2015.

Since the introduction of the initial 2012 Repurchase Program through June 30, 2015, we have paid $669.4 million and have received an aggregate of approximately 14.4 million shares under the programs.

The share repurchase programs have effectively decreased the weighted average shares outstanding used in calculating our basic and diluted earnings per share.

The discussion of our results of operations for the three months ended June 30, 2015 and 2014 is presented below. The results of operations for interim periods may not be indicative of future results.

Senior Notes and Credit Agreement

On November 20, 2014, we completed our private offering of $800.0 million in aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “Senior Notes”) and also entered into a new $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”). We used the net proceeds from the offering of the Senior Notes, together with cash on hand, to repay in full our outstanding term loan indebtedness, which bore interest at a rate of 2.25% for the six months ended June 30, 2014.

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following table presents the results of operations for the periods indicated:

	Three Months Ended June 30,
	2015	2014	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$270,580	$254,226	$16,354	6.4%

Operating expenses:
Cost of services	76,753	76,816	(63)	(0.1%)
Selling, general and administrative	75,556	71,516	4,040	5.6%
Amortization of intangible assets	11,695	11,442	253	2.2%
Depreciation and amortization of property, equipment and leasehold improvements	8,065	5,921	2,144	36.2%

Total operating expenses	172,069	165,695	6,374	3.8%

Operating income	98,511	88,531	9,980	11.3%
Other expense (income), net	11,095	4,448	6,647	149.4%

Income from continuing operations before provision for income taxes	87,416	84,083	3,333	4.0%
Provision for income taxes	31,399	27,280	4,119	15.1%

Income from continuing operations	56,017	56,803	(786)	(1.4%)
Income (loss) from discontinued operations, net of income taxes	—	50,857	(50,857)	(100.0%)

Net income	$56,017	$107,660	$(51,643)	(48.0%)

Earnings per basic common share:
From continuing operations	$0.50	$0.48	$0.02	4.2%
From discontinued operations	—	0.44	(0.44)	(100.0%)

Earnings per basic common share	$0.50	$0.92	$(0.42)	(45.7%)

Earnings per diluted common share:
From continuing operations	$0.50	$0.48	$0.02	4.2%
From discontinued operations	—	0.43	(0.43)	(100.0%)

Earnings per diluted common share	$0.50	$0.91	$(0.41)	(45.1%)

Operating margin	36.4%	34.8%

Operating Revenues

Our revenues are grouped into the following two product categories:

•	Performance products, consisting of index, real estate and ESG products; and

•	Analytics products, consisting of risk management analytics and portfolio management analytics products.

The following table summarizes operating revenues by product category for the periods indicated:

	Three Months Ended June 30,
	2015	2014	Increase/(Decrease)
	(in thousands)
Performance products:
Subscriptions	$111,850	$106,162	$5,688	5.4%
Asset-based fees	51,160	44,095	7,065	16.0%

Total performance products	163,010	150,257	12,753	8.5%

Analytics products:
Risk management analytics	80,917	77,666	3,251	4.2%
Portfolio management analytics	26,653	26,303	350	1.3%

Total analytics products	107,570	103,969	3,601	3.5%

Total operating revenues	$270,580	$254,226	$16,354	6.4%

Recurring subscriptions	$215,566	$205,265	$10,301	5.0%
Asset-based fees	51,160	44,095	7,065	16.0%
Non-recurring subscription revenue	3,854	4,866	(1,012)	(20.8%)

Total operating revenues	$270,580	$254,226	$16,354	6.4%

Total operating revenues grew 6.4% to $270.6 million for the three months ended June 30, 2015 compared to $254.2 million for the three months ended June 30, 2014. This primarily reflects growth of 5.0% in recurring subscription revenues and 16.0% in asset-based fee revenue. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscription revenues would have grown 7.3% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Our performance products primarily consist of equity and real estate index subscriptions, equity index asset-based fees products and real estate and ESG products. Our performance products are used for performance benchmarking and attribution, index-linked investment product creation, the assessment of corporate management of ESG risks and opportunities, investment manager selection and investment research. We derive revenues from our performance products through index data and ESG subscriptions, fees based on assets in investment products linked to our indexes and non-recurring licenses of our historical index data. We also generate a limited amount of revenues based on the trading volume of futures and options contracts linked to our indexes. Revenues related to performance products increased 8.5% to $163.0 million for the three months ended June 30, 2015 compared to $150.3 million for the three months ended June 30, 2014.

Subscription revenues from our performance products were up 5.4% to $111.9 million for the three months ended June 30, 2015 compared to $106.2 million for the three months ended June 30, 2014. The increase was primarily driven by growth in revenues from equity index benchmark and ESG products.

Asset-based fee revenues attributable to our performance products increased 16.0% to $51.2 million for the three months ended June 30, 2015 compared to $44.1 million for the three months ended June 30, 2014. The increase was primarily driven by an increase of $81.8 billion, or 22.7%, in the average value of assets under management (“AUM”) in ETFs linked to MSCI indexes. Higher trading volumes in futures and options contracts based on MSCI indexes and growth in assets from non-ETF passive funds also contributed to the increase.

As of June 30, 2015, the value of assets in ETFs linked to MSCI equity indexes was $435.4 billion, up $56.7 billion, or 15.0%, from $378.7 billion as of June 30, 2014. Of the $435.4 billion of assets in ETFs linked to MSCI equity indexes as of June 30, 2015, 55.7% were linked to indexes related to developed markets outside of the U.S., 21.3% were linked to emerging market indexes, 17.8% were linked to U.S. market indexes and 5.2% were linked to other global indexes.

The following table sets forth the value of assets in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
(in billions)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
AUM in ETFs linked to MSCI Indexes	$340.8	$378.7	$377.9	$373.3	$418.0	$435.4

Sequential Change in Value
Market Appreciation/(Depreciation)	$1.3	$15.2	$(17.2)	$(8.3)	$13.0	$(6.9)
Cash Inflow/(Outflow)	6.6	22.7	16.4	3.7	31.7	24.3

Total Change	$7.9	$37.9	$(0.8)	$(4.6)	$44.7	$17.4

Source: Bloomberg and MSCI

The following table sets forth the average value of assets in ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average
	2014				2015
(in billions)	March	June	September	December	March	June
AUM in ETFs linked to MSCI Indexes	$330.8	$359.6	$385.9	$373.6	$392.5	$441.4

Source: Bloomberg and MSCI

The historical values of the assets in ETFs linked to our indexes as of the last day of the month and the monthly average balance can be found under the link “AUM in ETFs Linked to MSCI Indexes” on our Investor Relations homepage at http://ir.msci.com. This information is updated on the second U.S. business day of each month. Information contained on our website, including our Investor Relations homepage, is not incorporated by reference into this Quarterly Report on Form 10-Q or any other report filed by us with the SEC.

Our analytics products, which consist of risk management analytics and portfolio management analytics products, increased 3.5% to $107.6 million for the three months ended June 30, 2015 compared to $104.0 million for the three months ended June 30, 2014.

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

Revenues related to risk management analytics products increased 4.2% to $80.9 million for the three months ended June 30, 2015 compared to $77.7 million for the three months ended June 30, 2014. The increase in risk management analytics revenues was due to higher revenues from our RiskManager, HedgePlatform, BarraOne and InvestorForce products.

Our portfolio management analytics products consist primarily of equity portfolio analytics tools. Revenues related to portfolio management analytics products increased 1.3% to $26.7 million for the three months ended June 30, 2015 compared to $26.3 million for the three months ended June 30, 2014. The increase was driven by higher revenues from our equity analytics products.

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

Because the Run Rate represents potential future revenues, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	revenues associated with new subscriptions and non-recurring sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset-based fees, which may result from changes in certain investment products’ total expense ratios, market movements, including foreign currency exchange rates, or from investment inflows into and outflows from investment products linked to our indexes;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;

•	price changes;

•	revenue recognition differences under U.S. GAAP, including timing of implementation and report deliveries;

•	fluctuations in foreign exchange rates; and

•	the impact of acquisitions and dispositions.

The following table sets forth the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
	June 30, 2015	June 30, 2014	March 31, 2015	Year-Over- Year Comparison	Sequential Comparison
	(in thousands)
Run Rates:
Performance products
Subscription	$436,115	$393,848	$422,581	10.7%	3.2%
Asset-based fees	201,221	176,554	190,581	14.0%	5.6%

Performance products total	637,336	570,402	613,162	11.7%	3.9%

Analytics products
Risk management analytics	315,901	309,619	309,284	2.0%	2.1%
Portfolio management analytics	109,532	106,486	108,364	2.9%	1.1%

Analytics products total	425,433	416,105	417,648	2.2%	1.9%

Total Run Rate	$1,062,769	$986,507	$1,030,810	7.7%	3.1%

Subscription total	$861,548	$809,953	$840,229	6.4%	2.5%
Asset-based fees total	201,221	176,554	190,581	14.0%	5.6%

Total Run Rate	$1,062,769	$986,507	$1,030,810	7.7%	3.1%

Total Run Rate grew 7.7% to $1,062.8 million as of June 30, 2015 compared to $986.5 million as of June 30, 2014. Subscription Run Rate grew 6.4% to $861.5 million as of June 30, 2015 compared to June 30, 2014. Adjusting for the impact of foreign currency exchange rate fluctuations and the acquisition of Governance Holdings Co. (“GMI Ratings”), subscription Run Rate grew 8.1% as of June 30, 2015 compared to June 30, 2014.

Total Run Rate from performance products grew 11.7% to $637.3 million at June 30, 2015 compared to $570.4 million at June 30, 2014.

Subscription Run Rate from performance products grew 10.7% to $436.1 million at June 30, 2015 from $393.8 million at June 30, 2014. Adjusting for the negative impact of foreign currency exchange rate changes and the positive impact related to the acquisition of GMI Ratings, subscription Run Rate increased 10.7%. The growth in performance products subscription Run Rate was driven primarily by growth in equity index benchmark and data products, in addition to strong growth in ESG products.

Asset-based fee Run Rate from performance products increased 14.0% to $201.2 million at June 30, 2015, from $176.6 million at June 30, 2014. The increase was primarily driven by higher inflows into ETFs linked to MSCI indexes and non-ETF passive funds.

As of June 30, 2015, AUM in ETFs linked to MSCI indexes were $435.4 billion, up $56.7 billion, or 15.0%, from June 30, 2014. The increase in AUM for MSCI-linked ETFs consisted of market decreases of $19.4 billion and net inflows of $76.1 billion.

Total Run Rate from analytics products increased 2.2% to $425.4 million for the three months ended June 30, 2015 compared to $416.1 million for the three months ended June 30, 2014.

Risk management analytics products Run Rate increased 2.0% to $315.9 million at June 30, 2015 compared to $309.6 million at June 30, 2014. Adjusting for the impact of foreign currency rate changes, Run Rate increased 5.8% as of June 30, 2015 compared to June 30, 2014.

Portfolio management analytics products Run Rate increased 2.9% to $109.5 million at June 30, 2015 from $106.5 million at June 30, 2014. Adjusting for the impact of foreign currency rate changes, Run Rate increased 5.5% as of June 30, 2015 compared to June 30, 2014.

Subscription Sales

The following table sets forth our net new recurring subscription sales and non-recurring sales for the periods presented:

	Three Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)

New recurring subscription sales	$29,575	$29,078
Subscription cancellations	(12,170)	(13,173)

Net new recurring subscription sales	$17,405	$15,905

Non-recurring sales	$5,700	$5,671

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated three months ended:

	June 30, 2015	June 30, 2014
Performance products	94.5%	94.1%

Analytics products
Risk management analytics	94.1%	91.6%
Portfolio management analytics	92.9%	94.8%
Analytics products total	93.8%	92.4%

Total	94.2%	93.2%

The following table sets forth our Core Retention Rates by product category for the indicated three months ended:

	June 30, 2015	June 30, 2014
Performance products	94.5%	94.1%

Analytics products
Risk management analytics	94.1%	91.6%
Portfolio management analytics	92.9%	95.8%
Analytics products total	93.8%	92.7%

Total	94.2%	93.3%

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

For the calculation of the Core Retention Rate, the same methodology is used except that the cancellations in the period are reduced by the amount of product swaps. We do not calculate Aggregate or Core Retention Rates for that portion of our Run Rate attributable to assets in investment products linked to our indexes or to trading volumes of futures and options contracts linked to our indexes.

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

The following table shows operating expenses by each of the categories for the periods indicated:

	Three Months Ended June 30,
	2015	2014	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$59,444	$56,668	$2,776	4.9%
Non-compensation expenses	17,309	20,148	(2,839)	(14.1%)

Total cost of services	76,753	76,816	(63)	(0.1%)
Selling, general and administrative:
Compensation and benefits	51,422	46,015	5,407	11.8%
Non-compensation expenses	24,134	25,501	(1,367)	(5.4%)

Total selling, general and administrative	75,556	71,516	4,040	5.6%
Amortization of intangible assets	11,695	11,442	253	2.2%
Depreciation and amortization of property, equipment and leasehold improvements	8,065	5,921	2,144	36.2%

Total operating expenses	$172,069	$165,695	$6,374	3.8%

Compensation and benefits	$110,866	$102,683	$8,183	8.0%
Non-compensation expenses	41,443	45,649	(4,206)	(9.2%)
Amortization of intangible assets	11,695	11,442	253	2.2%
Depreciation and amortization of property, equipment and leasehold improvements	8,065	5,921	2,144	36.2%

Total operating expenses	$172,069	$165,695	$6,374	3.8%

Operating expenses were $172.1 million for the three months ended June 30, 2015, an increase of 3.8% compared to $165.7 million for the three months ended June 30, 2014. Adjusting for the impact of foreign currency exchange rate fluctuations, operating expenses would have grown 8.6% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Compensation and benefits expenses typically represent more than 60% of total operating expenses. These costs generally contribute to the majority of our expense increases from period to period, reflecting increased compensation and benefits expenses for current staff and changing staffing levels. We had 2,779 and 2,762 employees as of June 30, 2015 and 2014, respectively. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses.

During the three months ended June 30, 2015, compensation and benefits costs were $110.9 million, an increase of 8.0% compared to $102.7 million for the three months ended June 30, 2014. The increase in compensation and benefits costs was driven by an increase in severance and higher costs for current staff and the current impact of the prior year’s increase in staffing levels.

Non-compensation expenses for the three months ended June 30, 2015 decreased 9.2% to $41.4 million compared to $45.6 million for the three months ended June 30, 2014. The decrease was driven by stronger cost discipline following the conclusion of the Enhanced Investment Program that was completed in the year ended December 31, 2014.

Cost of Services

Cost of services includes costs related to our research, data management and production, software engineering and product management functions. Costs in these areas include staff compensation and benefits, occupancy costs, market data fees and information technology services. Compensation and benefits generally contribute to a majority of our expense increases from period to period. Total cost of services was $76.8 million for each of the three months ended June 30, 2015 and 2014.

Compensation and benefits expenses for the three months ended June 30, 2015 increased 4.9% to $59.4 million compared to $56.7 million for the three months ended June 30, 2014. The increase in compensation and benefits expenses was primarily impacted by higher severance costs.

Non-compensation expenses for the three months ended June 30, 2015 decreased 14.1% to $17.3 million compared to $20.1 million for the three months ended June 30, 2014. The decrease was primarily driven by lower costs related to travel & entertainment, information technology and other costs.

Selling, General and Administrative

SG&A includes expenses for our sales and marketing staff and our finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. As with cost of services, the largest expense in this category relates to compensation and benefits. Other significant expenses are for occupancy costs, third-party professional fees and information technology costs. For the three months ended June 30, 2015, SG&A increased 5.6% to $75.6 million compared to $71.5 million for the three months ended June 30, 2014.

Compensation and benefits expenses increased 11.8% to $51.4 million for the three months ended June 30, 2015 compared to $46.0 million for the three months ended June 30, 2014. The increase was primarily impacted by higher costs related to severance as well as higher costs for current staff and the current impact of the prior year’s increase in staffing levels.

Non-compensation expenses for the three months ended June 30, 2015 decreased 5.4% to $24.1 million compared to $25.5 million for the three months ended June 30, 2014. The decrease was primarily driven by lower costs related to travel & entertainment, recruiting and other expenses.

Amortization of Intangible Assets

Amortization of intangible assets expense was consistent between periods, totaling $11.7 million and $11.4 million for the three months ended June 30, 2015 and 2014, respectively.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements for the three months ended June 30, 2015 increased 36.2% to $8.1 million compared to $5.9 million for the three months ended June 30, 2014. The increase was related to higher depreciation associated with the investments made in information technology infrastructure.

Other Expense (Income), Net

Other expense (income), net for the three months ended June 30, 2015 increased to $11.1 million compared to $4.4 million for the three months ended June 30, 2014, with the increase primarily driven by $5.8 million higher interest expense resulting from the higher interest rates associated with servicing debt under our Senior Notes.

Income Taxes

The provision for income tax expense increased to $31.4 million for the three months ended June 30, 2015 compared to $27.3 million for the three months ended June 30, 2014. These amounts reflect effective tax rates of 35.9% and 32.4% for the three months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rate is primarily due to a benefit of $2.6 million related to state taxes and the release of reserves associated with certain IRS examinations recognized for the three months ended June 30, 2014. Excluding the impact of these items, the effective tax rate was 35.6% for the three months ended June 30, 2014.

Income (Loss) from Discontinued Operations, Net of Income Taxes

On April 30, 2014, we completed the sale of ISS for cash consideration of $367.4 million, subject to final working capital adjustments. ISS, together with the previously sold CFRA product line, is reflected as discontinued operations in our unaudited condensed consolidated financial statements.

Income from discontinued operations, net of income taxes was $50.9 million for the three months ended June 30, 2014 and included a net gain of $48.1 million resulting from the disposition of ISS.

Results of Operations

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following table presents the results of operations for the periods indicated:

	Six Months Ended June 30,
	2015	2014	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$533,349	$493,914	$39,435	8.0%

Operating expenses:
Cost of services	159,406	152,243	7,163	4.7%
Selling, general and administrative	148,021	139,174	8,847	6.4%
Amortization of intangible assets	23,397	22,712	685	3.0%
Depreciation and amortization of property, equipment, and leasehold improvements	15,272	11,749	3,523	30.0%

Total operating expenses	346,096	325,878	20,218	6.2%

Operating income	187,253	168,036	19,217	11.4%
Other expense (income), net	22,177	10,422	11,755	112.8%

Income from continuing operations before provision for income taxes	165,076	157,614	7,462	4.7%
Provision for income taxes	59,435	53,665	5,770	10.8%

Income from continuing operations	105,641	103,949	1,692	1.6%
Income from discontinued operations, net of income taxes	(5,797)	84,110	(89,907)	(106.9%)

Net income	$99,844	$188,059	$(88,215)	(46.9%)

Earnings per basic common share:
From continuing operations	$0.94	$0.89	$0.05	5.6%
From discontinued operations	(0.05)	0.71	(0.76)	(107.0%)

Earnings per basic common share	$0.89	$1.60	$(0.71)	(44.4%)

Earnings per diluted common share:
From continuing operations	$0.93	$0.88	$0.05	5.7%
From discontinued operations	(0.05)	0.71	(0.76)	(107.0%)

Earnings per diluted common share	$0.88	$1.59	$(0.71)	(44.7%)

Operating margin	35.1%	34.0%

Operating Revenues

The following table summarizes the revenue by product category for the periods indicated:

	Six Months Ended June 30,
	2015	2014	Increase/(Decrease)
	(in thousands)
Performance products:
Subscriptions	$221,894	$203,505	$18,389	9.0%
Asset-based fees	97,040	84,995	12,045	14.2%

Total performance products	318,934	288,500	30,434	10.5%

Analytics products:
Risk management analytics	161,393	153,246	8,147	5.3%
Portfolio management analytics	53,022	52,168	854	1.6%

Total analytics products	214,415	205,414	9,001	4.4%

Total operating revenues	$533,349	$493,914	$39,435	8.0%

Recurring subscriptions	$427,852	$400,237	$27,615	6.9%
Asset-based fees	97,040	84,995	12,045	14.2%
Non-recurring subscription revenue	8,457	8,682	(225)	(2.6%)

Total operating revenues	$533,349	$493,914	$39,435	8.0%

Total operating revenues for the six months ended June 30, 2015 increased 8.0% to $533.3 million compared to $493.9 million for the six months ended June 30, 2014. This primarily reflects growth of 6.9% in recurring subscription revenues and 14.2% in asset-based fee revenue. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscription revenues would have grown 9.2% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Revenues related to our performance products increased 10.5% to $318.9 million for the six months ended June 30, 2015 compared to $288.5 million for the six months ended June 30, 2014.

Subscription revenues from our performance products were up 9.0% to $221.9 million for the six months ended June 30, 2015 compared to $203.5 million for the six months ended June 30, 2014, driven primarily by growth in revenues from our equity index benchmark products.

Asset-based fee revenues attributable to our performance products increased 14.2% to $97.0 million for the six months ended June 30, 2015 compared to $85.0 million for the six months ended June 30, 2014. The increase was primarily driven by growth in assets from MSCI indexes and higher trading volumes in MSCI-based futures and options contracts.

The following table sets forth the average value of assets in ETFs linked to MSCI indexes for the year-to-date periods indicated:

	Year-to-Date Average
	2014				2015
(in billions)	March	June	September	December	March	June
AUM in ETFs linked to MSCI Indexes	$330.8	$345.4	$358.9	$362.5	$392.5	$417.0

Source: Bloomberg and MSCI

Revenues related to our analytics products increased 4.4% to $214.4 million for the six months ended June 30, 2015 compared to $205.4 million for the six months ended June 30, 2014.

Within our analytics products, revenues related to risk management analytics products increased 5.3% to $161.4 million for the six months ended June 30, 2015 compared to $153.2 million for the six months ended June 30, 2014. The increase was primarily driven by higher revenues from our RiskManager and BarraOne products.

Within our analytics products, revenues related to portfolio management analytics products increased 1.6% to $53.0 million for the six months ended June 30, 2015 compared to $52.2 million for six months ended June 30, 2014. The increase in revenues was the result of higher revenues from our equity analytics products.

Subscription Sales

The following table sets forth our net new recurring subscription sales and non-recurring sales for the periods presented:

	Six Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)
New recurring subscription sales	$59,100	$59,500
Subscription cancellations	(23,820)	(27,151)

Net new recurring subscription sales	$35,280	$32,349

Non-recurring sales	$10,115	$10,469

Aggregate and Core Retention Rates

The following table sets forth our Aggregate Retention Rates by product category for the indicated six months ended:

	June 30, 2015	June 30, 2014
Performance products	95.2%	94.5%

Analytics products
Risk management analytics	93.6%	91.3%
Portfolio management analytics	92.5%	92.7%
Analytics products total	93.4%	91.6%

Total	94.3%	93.0%

The following table sets forth our Core Retention Rates by product category for the indicated six months ended:

	June 30, 2015	June 30, 2014
Performance products	95.2%	94.5%

Analytics products
Risk management analytics	93.6%	91.3%
Portfolio management analytics	92.5%	94.6%
Analytics products total	93.4%	92.1%

Total	94.3%	93.3%

Operating Expenses

The following table shows operating expenses by each of the categories for the periods indicated:

	Six Months Ended June 30,
	2015	2014	Increase/(Decrease)
	(in thousands)
Cost of services:
Compensation and benefits	$124,705	$112,950	$11,755	10.4%
Non-compensation expenses	34,701	39,293	(4,592)	(11.7%)

Total cost of services	159,406	152,243	7,163	4.7%
Selling, general and administrative:
Compensation and benefits	101,632	92,148	9,484	10.3%
Non-compensation expenses	46,389	47,026	(637)	(1.4%)

Total selling, general and administrative	148,021	139,174	8,847	6.4%
Amortization of intangible assets	23,397	22,712	685	3.0%
Depreciation and amortization of property, equipment, and leasehold improvements	15,272	11,749	3,523	30.0%

Total operating expenses	$346,096	$325,878	$20,218	6.2%

Compensation and benefits	$226,337	$205,098	$21,239	10.4%
Non-compensation expenses	81,090	86,319	(5,229)	(6.1%)
Amortization of intangible assets	23,397	22,712	685	3.0%
Depreciation and amortization of property, equipment, and leasehold improvements	15,272	11,749	3,523	30.0%

Total operating expenses	$346,096	$325,878	$20,218	6.2%

Operating expenses were $346.1 million for the six months ended June 30, 2015, an increase of 6.2% compared to $325.9 million for the six months ended June 30, 2014. The increase included a non-cash charge of $3.4 million attributable to the termination of a technology project related to our analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, operating expenses would have grown 10.6% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

During the six months ended June 30, 2015, compensation and benefits costs were $226.3 million, an increase of 10.4% compared to $205.1 million for the six months ended June 30, 2014. The increase was primarily driven by higher costs related to severance and higher costs for current staff and the current impact of the prior year’s increase in staffing levels, as well as a non-cash charge of $2.9 million attributable to the termination of a technology project related to our analytics products.

Non-compensation expenses for the six months ended June 30, 2015 were $81.1 million, a decrease of 6.1% compared to $86.3 million for the six months ended June 30, 2014, primarily reflecting decreases in costs related to travel & entertainment and recruiting, partially offset by a non-cash charge of $0.5 million attributable to the termination of a technology project related to our analytics products.

Cost of Services

For the six months ended June 30, 2015, total cost of services increased 4.7% to $159.4 million compared to $152.2 million for the six months ended June 30, 2014.

Compensation and benefits expenses for the six months ended June 30, 2015 increased 10.4% to $124.7 million compared to $113.0 million for the six months ended June 30, 2014. The increase in compensation and benefits expenses was primarily impacted by higher severance and higher costs for current staff and the current impact of the prior year’s increase in staffing levels, as well as a non-cash charge of $2.9 million related to the termination of a technology project in analytics products.

Non-compensation expenses for the six months ended June 30, 2015 decreased 11.7% to $34.7 million compared to $39.3 million for the six months ended June 30, 2014. The decrease was driven by stronger cost discipline following the conclusion of the Enhanced Investment Program that was completed in the year ended December 31, 2014. This was partially offset by a non-cash charge of $0.5 million attributable to the termination of a technology project related to our analytics products.

Selling, General and Administrative

For the six months ended June 30, 2015, SG&A was $148.0 million, an increase of 6.4% compared to $139.2 million for the six months ended June 30, 2014.

Compensation and benefits expenses increased 10.3% to $101.6 million for the six months ended June 30, 2015 compared to $92.1 million for the six months ended June 30, 2014. The increase was primarily impacted by higher costs related to current staff and increased staffing levels.

Non-compensation expenses for the six months ended June 30, 2015 decreased 1.4% to $46.4 million compared to $47.0 million for the six months ended June 30, 2014. The decrease was primarily driven by lower costs related to recruiting, travel & entertainment, partially offset by an increase in marketing costs.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled $23.4 million and $22.7 million for the six months ended June 30, 2015 and 2014, respectively.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment, and leasehold improvements totaled $15.3 million and $11.7 million for the six months ended June 30, 2015 and 2014, respectively. The increase was related to higher depreciation associated with the investments made in our information technology infrastructure.

Other Expense (Income), Net

Other expense (income), net for the six months ended June 30, 2015 was $22.2 million compared to $10.4 million for the six months ended June 30, 2014, with the increase primarily driven by $11.8 million higher interest expense resulting from higher interest rates associated with servicing debt under our Senior Notes.

Income Taxes

The provision for income tax expense for the six months ended June 30, 2015 was $59.4 million, an increase of 10.8% compared to $53.7 million for the six months ended June 30, 2014. These amounts reflect effective tax rates of 36.0% and 34.0% for the six months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rate is primarily due to a $2.7 million benefit related to state taxes and the release of reserves for the six months ended June 30, 2014. Excluding the benefit, the effective tax rate was 35.8% for the six months ended June 30, 2014.

Income (loss) from Discontinued Operations, Net of Income Taxes

Loss from discontinued operations, net of income taxes, for the six months ended June 30, 2015 reflects the impact of a $5.8 million out-of-period income tax charge associated with tax obligations triggered upon the sale of ISS. Income from discontinued operations, net of income taxes was $84.1 million for the six months ended June 30, 2014 and includes a net gain of $78.7 million resulting from the sale of ISS.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” in the Notes to Consolidated Financial Statements included in the Form 10-K and also in Note 2, “Recent Accounting Standards Updates,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. There have been no significant changes in our accounting policies or critical accounting estimates since the end of the fiscal year ended December 31, 2014.

Liquidity and Capital Resources

We require capital to fund ongoing operations, internal growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, existing cash and cash equivalents and credit capacity under our credit facility. We intend to use these sources of liquidity to service our existing and future debt obligations and fund our working capital requirements, capital expenditures, investments, acquisitions, dividend payments and repurchases of our common stock. In connection with our business strategy, we regularly evaluate acquisition opportunities. We believe our liquidity, along with other financing alternatives, will provide the necessary capital to fund these transactions and achieve our planned growth.

On July 28, 2015, the Board of Directors authorized the Company to explore financing options that could increase the Company’s leverage and interest expense.

Senior Notes and Credit Agreement

On November 20, 2014, the Company completed its private offering of $800.0 million in aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “Senior Notes”) and also entered into a $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”) by and among the Company, as borrower, certain of its subsidiaries, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Company used the net proceeds from the offering of the Senior Notes, together with cash on hand, to repay in full our outstanding term loan indebtedness of $794.8 million, which bore interest at LIBOR plus a margin of 2.25%.

The Senior Notes are scheduled to mature and be paid in full on November 20, 2024. At any time prior to November 15, 2019, we may redeem all or part of the Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, we may redeem all or part of the Senior Notes on or after November 15, 2019, together with accrued and unpaid interest, at redemption prices set forth in the Indenture (defined below). At any time prior to November 15, 2017, we may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Senior Notes, including any permitted additional notes, at a redemption price equal to 105.25% of the principal amount.

The 2014 Revolving Credit Agreement replaced the 2012 Revolving Credit Facility. The 2014 Revolving Credit Agreement has an initial term of five years that may be extended twice, at our request, in each case by one additional year.

Interest on the Senior Notes accrues at a fixed rate of 5.25% per annum and is payable semiannually in arrears on May 15 and November 15 of each year. The first interest payment was made on May 15, 2015. We will make interest payments to holders of record of the Senior Notes on the immediately preceding May 1 and November 1.

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

The 2014 Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the 2014 Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the 2014 Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 3.75:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the 2014 Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of June 30, 2015, our Consolidated Leverage Ratio was 1.67:1.00 and our Consolidated Interest Coverage Ratio was 11.22:1.00.

Our non-guarantor subsidiaries of the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $192.3 million, or 18.6%, of our total revenue for the twelve months ended June 30, 2015, approximately $35.9 million, or 10.1%, of our consolidated operating income for the twelve months ended June 30, 2015, and approximately $386.3 million, or 13.4%, of our total assets and $137.2 million, or 9.5%, of our total liabilities, in each case as of June 30, 2015.

Share Repurchases

On February 6, 2014, we entered into the February 2014 ASR Program to initiate share repurchases aggregating $100.0 million. As a result, we received 1.7 million shares on February 7, 2014 and 0.6 million shares on May 5, 2014 for a combined average purchase price of $43.10 per share.

On September 18, 2014, we entered into the September 2014 ASR Program. On September 19, 2014, we paid $300.0 million in cash and received approximately 4.5 million shares of our common stock under the September 2014 ASR Agreement. On May 21, 2015, we completed the September ASR Program, receiving approximately 1.2 million shares. In total, 5.7 million shares were delivered for an average purchase price of $52.79 per share. The repurchased shares are held in treasury.

On June 2, 2015, we began purchasing shares of MSCI’s common stock on the open market in accordance with SEC Rule 10b5-1. Through June 30, 2015, we paid $62.6 million to receive approximately 1.0 million shares of MSCI’s common stock under the June 2015 10b5-1 Buyback Plan and paid an additional $6.7 million for shares of MSCI’s common stock that had not yet been received as of June 30, 2015.

From July 1, 2015 through July 24, 2015, we paid an additional $68.1 million and received 1.2 million more shares under the June 2015 10b5-1 Buyback Plan. Under the June 2015 10b5-1 Buyback Plan, we have purchased a total of 2.2 million shares for an average purchase price of $62.62 per share.

Cash Dividends

On September 17, 2014, the Board of Directors approved a plan to initiate a quarterly cash dividend. In aggregate, the Company has declared and paid cash dividends totaling $61.2 million since the initial quarterly cash dividend approval.

On July 28, 2015, the Board of Directors declared a cash dividend of $0.22 per share for third quarter 2015. The third quarter 2015 dividend is payable on August 31, 2015 to shareholders of record as of the close of trading on August 17, 2015.

Cash Flows

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$455,021	$508,799

Cash and cash equivalents were $445.0 million and $508.8 million as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, $97.1 million and $102.3 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the United States. In addition, repatriation of some foreign cash is further restricted by local laws.

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

Cash (Used In) Provided by Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash provided by operating activities	$90,709	$94,052
Cash (used in) provided by investing activities	(18,282)	340,855
Cash used in financing activities	(123,418)	(110,849)
Effect of exchange rates on cash and cash equivalents	(2,787)	747

Net (decrease) increase in cash and cash equivalents	$(53,778)	$324,805

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $90.7 million and $94.1 million for the six months ended June 30, 2015 and 2014, respectively. The year-over-year decrease reflects increased cash payments for expenses, partially offset by improved billings and collections from customers.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $18.3 million for the six months ended June 30, 2015 compared to cash provided by investing activities was $340.9 million for the six months ended June 30, 2014. The year-over-year decrease primarily reflects the $362.8 million cash payment received upon the disposition of ISS in the six months ended June 30, 2014.

Cash Flows From Financing Activities

Cash used in financing activities was $123.4 million and $110.8 million for the six months ended June 30, 2015 and 2014, respectively. The year-over-year increase primarily reflects the impact of the payment of dividends, which began in the three months ended December 31, 2014. Partially offsetting this was the impact of lower treasury share repurchases and lower repayments on our debt as well as higher excess tax benefits associated with the conversion of options and restricted stock units to shares.

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

Revenues from index-linked investment products represented approximately $97.0 million, or 18.2%, and $85.0 million, or 17.2%, of our total revenues for the six months ended June 30, 2015 and 2014, respectively. While our fees for index-linked investment products are substantially invoiced in U.S. dollars, the fees are based on the investment product’s assets, approximately two-thirds of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products, resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the six months ended June 30, 2015 and 2014, approximately 12.9% and 15.5% of our total revenues, respectively, were invoiced in currencies other than U.S. dollars. For the six months ended June 30, 2015, 54.2% of our revenues invoiced in foreign currency were in Euros, 23.6% were in British pounds sterling and 12.4% were in Japanese yen. For the six months ended June 30, 2014, 53.8% of our revenues invoiced in foreign currency were in Euros, 24.1% were in British pounds sterling and 11.5% were in Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $143.1 million, or 41.3%, and $159.5 million, or 44.2%, of our total operating costs for the six months ended June 30, 2015 and 2014, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Euros, Hong Kong dollars, Swiss francs, Chinese yuan and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the United States.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with amounts denominated in certain foreign currencies. As a result of these positions, we recognized total foreign currency exchange losses of $2.5 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively. These amounts were recorded in “Other expense (income), net” in our Unaudited Condensed Consolidated Statements of Income.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2015, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2015 and 2014 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

PART II

Item 1.	Legal Proceedings

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, which arise in the ordinary course of business. While the amounts claimed could be substantial, the ultimate liability cannot be determined because of the considerable uncertainties that exist. Therefore, it is possible that MSCI’s business, operating results, financial condition or cash flows in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are currently pending or asserted will not, individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.

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

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended June 30, 2015.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1 (April 1, 2015-April 30, 2015)	16,953	$61.31		—	$550,000,000

Month #2 (May 1, 2015-May 31, 2015)	1,664,924	$55.98	(3)	1,145,823	$550,000,000

Month #3 (June 1, 2015-June 30, 2015)	1,014,347	$61.90		1,011,705	$487,374,000

Total	2,696,224	$58.24		2,157,528	$487,374,000

(1)	Includes (i) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units; (ii) shares withheld to satisfy tax withholding obligations and exercise price on behalf of employees that occur upon exercise and delivery of outstanding shares underlying stock options; and (iii) shares held in treasury under the MSCI Inc. Director Deferral Plan. The value of the shares withheld were determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company. The amount also includes shares repurchased under the 2014 Repurchase Program.
(2)	See Note 8, “Commitments And Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding our stock repurchase programs.
(3)	Reflects the impact of the receipt of 1,145,823 million shares at an average price of $52.79 per share upon the settlement of the September 2014 ASR.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On July 27, 2015, the Compensation Committee (the “Committee”) of the Board of Directors approved a redesign of the Company’s cash bonus compensation program to more closely align management’s interests with those of shareholders by introducing a more formulaic approach that takes into account specific financial criteria when determining cash bonuses. Specifically, the Committee approved a cash bonus plan (the “Bonus Plan”) for fiscal year 2015 for the members of the Company’s Executive Committee, including each of the Company’s current named executive officers: Henry A. Fernandez (Chief Executive Officer and President), Robert Qutub (Chief Financial Officer), C.D. Baer Pettit (Head of the Product Group and Head of Index Products) and Christopher F. Corrado (Chief Information Officer).

The Company’s executive compensation program has historically been based on the concept of “Total Reward,” which focused on the aggregate of three components: base pay, annual cash bonus, and long-term incentives. With the approval of the Bonus Plan, the Company is transitioning from its Total Reward philosophy to a compensation approach that considers each of these three components separately. The Bonus Plan reflects a shift to a more formulaic cash variable compensation approach that will measure one-year performance results against financial targets and certain strategic goals. The actual determination of a cash bonus for each Executive Committee member will continue to be subject to the limits under the Company’s Performance Formula and Incentive Plan (the “Formula Plan”) in compliance with Section 162(m) of the Internal Revenue Code of 1986. In transitioning to a more formulaic approach for cash bonuses, the Committee is also assessing the appropriate design of long-term equity-based compensation, aiming to more closely align management’s interests with those of shareholders.

The Committee believes that subjecting a portion of each Executive Committee member’s cash bonus compensation to pre-established performance targets, as provided under the Bonus Plan, will continue to promote shareholder value creation by more closely aligning executive compensation with Company performance and strategic goal attainment.

Each participant in the Bonus Plan is eligible to earn an annual target cash bonus. The table below sets forth the 2015 target cash bonus opportunities for the Company’s named executive officers under the Bonus Plan.

Named Executive Officer	2015 Target Bonus Opportunity ($)
Mr. Fernandez	1,198,125
Mr. Qutub	685,000
Mr. Pettit	850,000
Mr. Corrado	575,000

Participants may receive between 0% and 150% of their target bonus opportunity based on attainment of the level of financial performance metrics (weighted at 70%) and individual performance metrics (weighted at 30%). For fiscal year 2015, the financial performance metrics are allocated equally based on total Company revenue and operating income for Messrs. Fernandez, Qutub and Corrado; and allocated 20% on total Company revenue, 20% on net new Sales and 30% on Contribution Margin (Product Revenue less Product Expenses (direct and allocated)) for Mr. Pettit. The financial performance targets are based on the 2015 operating plan approved by the Board of Directors on January 14, 2015. To receive his or her annual cash bonus, each participant must be actively employed by the Company on the date the cash bonuses are paid and must be an employee in good standing.

Following the end of the applicable fiscal year, the Committee will determine whether and to what extent each performance metric has been attained and the amounts, if any, payable to each participant under the Bonus Plan and, in doing so, the Committee may exercise discretion to decrease, but not increase, any amounts payable under the Bonus Plan as the Committee deems appropriate, in each case, in accordance with the terms of the Formula Plan.

On July 27, 2015, in order to continue to promote the alignment of executive compensation and shareholder value creation, the Committee approved an amendment to the 2015 performance stock unit (“PSU”) award agreements (including the special one-time PSUs described in the Form 8-K we filed with the SEC on February 2, 2015) to provide that unvested PSUs will, from the date of the amendment, accrue the right to receive dividend equivalent payments with payment at the same time as, and subject to the same vesting and forfeiture provisions applicable to, the PSUs to which such dividend equivalent payments relate. Dividend equivalent payments will be paid in the form of cash or shares of MSCI common stock (or a combination thereof), except where local law requires payment in shares, and will accrue from the date of the amendment until the grantee becomes a record holder of the shares of MSCI common stock underlying the award. Prior to this amendment, 2015 annual and special PSU award agreements provided for the accrual of dividend equivalent payments only for vested PSUs, which would be paid in the form of cash or shares of MSCI common stock, as applicable, with payment at the same time as dividends were paid to MSCI’s stockholders generally.

The amendment applies to all unvested annual and special PSU awards granted in 2015 and will apply to all future awards of PSUs, unless otherwise determined by the Committee.

Copies of the amended forms of award agreement for the annual and special PSUs are filed as Exhibits 10.2 and 10.3, respectively, to this Form 10-Q and are incorporated herein by reference.

Item 6.	Exhibits

An exhibit index has been filed as part of this report on page EX-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2015

MSCI INC. (Registrant)

By:	/s/ Robert Qutub
Robert Qutub Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED JUNE 30, 2015

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

†	10.1	MSCI Inc. Change in Control Severance Plan (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 29, 2015 and incorporated by reference herein)

†*	10.2	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan

†*	10.3	Form of Special Performance Award Agreement for Performance Stock Units under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan

	11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 5 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*	15.1	Letter of awareness from PricewaterhouseCoopers LLP, dated July 31, 2015, concerning unaudited interim financial information

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management compensation plan, contract or arrangement.

EX-1