Form 10-Q
period 2015-09-30
MSCI Inc.
filed 2015-10-30
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 22, 2015, there were 102,675,766 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$993,488	$508,799
Accounts receivable (net of allowances of $1,014 and $857 at September 30, 2015 and December 31, 2014, respectively)	208,239	178,717
Deferred taxes	14,098	22,209
Prepaid income taxes	33,741	29,180
Prepaid and other assets	36,791	30,553

Total current assets	1,286,357	769,458
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $111,367 and $92,808 at September 30, 2015 and December 31, 2014, respectively)	94,964	94,074
Goodwill	1,563,087	1,564,904
Intangible assets (net of accumulated amortization of $407,041 and $372,209 at September 30, 2015 and December 31, 2014, respectively)	399,943	433,628
Other non-current assets	22,440	20,469

Total assets	$3,366,791	$2,882,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,806	$2,835
Accrued compensation and related benefits	92,851	111,408
Other accrued liabilities	68,256	47,894
Deferred revenue	328,051	310,775

Total current liabilities	490,964	472,912
Long-term debt	1,578,849	788,358
Deferred taxes	123,011	137,838
Other non-current liabilities	54,862	50,592

Total liabilities	2,247,686	1,449,700

Commitments and Contingencies (see Note 8)

Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 128,105,245 and 126,637,390 common shares issued and 104,934,561 and 112,072,469 common shares outstanding at September 30, 2015 and December 31, 2014, respectively)	1,281	1,266
Treasury shares, at cost (23,170,684 and 14,564,921 common shares held at September 30, 2015 and December 31, 2014, respectively)	(1,139,613)	(588,378)
Additional paid in capital	1,166,894	1,022,221
Retained earnings	1,121,858	1,022,695
Accumulated other comprehensive loss	(31,315)	(24,971)

Total shareholders’ equity	1,119,105	1,432,833

Total liabilities and shareholders’ equity	$3,366,791	$2,882,533

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
Operating revenues	$268,771	$251,661	$802,120	$745,575
Operating expenses:
Cost of revenues	65,593	69,770	202,891	206,784
Selling and marketing	38,809	41,402	122,485	123,034
Research and development	15,548	19,021	59,544	53,860
General and administrative	19,960	19,516	62,417	57,448
Amortization of intangible assets	11,710	11,574	35,107	34,286
Depreciation and amortization of property, equipment and leasehold improvements	8,049	6,342	23,321	18,091

Total operating expenses	159,669	167,625	505,765	493,503

Operating income	109,102	84,036	296,355	252,072

Interest income	(285)	(277)	(674)	(625)
Interest expense	17,267	5,604	39,491	16,029
Other expense (income)	(6,922)	(1,287)	(6,580)	(942)

Other expense (income), net	10,060	4,040	32,237	14,462

Income from continuing operations before provision for income taxes	99,042	79,996	264,118	237,610
Provision for income taxes	34,644	28,272	94,079	81,937

Income from continuing operations	64,398	51,724	170,039	155,673
Income (loss) from discontinued operations, net of income taxes	—	(10)	(5,797)	84,100

Net income	$64,398	$51,714	$164,242	$239,773

Earnings per basic common share:
Earnings per basic common share from continuing operations	$0.59	$0.44	$1.53	$1.33
Earnings per basic common share from discontinued operations	—	—	(0.05)	0.72

Earnings per basic common share	$0.59	$0.44	$1.48	$2.05

Earnings per diluted common share:
Earnings per diluted common share from continuing operations	$0.59	$0.44	$1.52	$1.32
Earnings per diluted common share from discontinued operations	—	—	(0.05)	0.71

Earnings per diluted common share	$0.59	$0.44	$1.47	$2.03

Weighted average shares outstanding used in computing earnings per share:
Basic	108,773	116,251	111,131	116,840

Diluted	109,440	117,163	111,951	117,803

Dividends declared per common share	$0.22	$—	$0.58	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
Net income	$64,398	$51,714	$164,242	$239,773
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,830)	(10,266)	(7,269)	(11,992)
Income tax effect	156	(502)	790	163

Foreign currency translation adjustments, net	(6,674)	(10,768)	(6,479)	(11,829)

Pension and other post-retirement adjustments	300	53	203	219
Income tax effect	(80)	(18)	(67)	(16)

Pension and other post-retirement adjustments, net	220	35	136	203

Other comprehensive income (loss), net of tax	(6,454)	(10,733)	(6,343)	(11,626)

Comprehensive income	$57,944	$40,981	$157,899	$228,147

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
Cash flows from operating activities
Net income	$164,242	$239,773
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	35,107	37,026
Stock-based compensation expense	20,552	20,116
Depreciation and amortization of property, equipment and leasehold improvements	23,321	18,310
Amortization of debt origination fees	1,427	1,328
Deferred taxes	(6,095)	996
Amortization of discount on long-term debt	—	359
Excess tax benefits from share-based compensation	(13,706)	(3,197)
Gain on disposition of subsidiary, net of costs	—	(84,620)
Other non-cash adjustments	(2,284)	1,764
Changes in assets and liabilities, net of assets and liabilities assumed:
Accounts receivable	(30,482)	(38,635)
Prepaid income taxes	8,814	(20,552)
Prepaid and other assets	(306)	(7,343)
Accounts payable	(1,012)	973
Deferred revenue	17,985	50,304
Accrued compensation and related benefits	(15,169)	(19,581)
Other accrued liabilities	19,846	6,552
Other	2,432	(1,954)

Net cash provided by operating activities	224,672	201,619

Cash flows from investing activities
Dispositions, net of cash provided	—	362,811
Capital expenditures	(24,525)	(36,174)
Acquisitions, net of cash acquired	—	(14,880)
Capitalized software development costs	(6,062)	(6,063)
Proceeds from the sale of capital equipment	55	8

Net cash (used in) provided by investing activities	(30,532)	305,702

Cash flows from financing activities
Proceeds from borrowing	800,000	—
Payment of issuance costs in connection with long-term debt	(10,477)	—
Repayment of long-term debt	—	(15,187)
Repurchase of treasury shares	(444,640)	(409,396)
Proceeds from exercise of stock options	2,433	9,009
Payment of dividends	(64,989)	—
Excess tax benefits from stock-based compensation	13,706	3,197

Net cash provided by (used in) financing activities	296,033	(412,377)

Effect of exchange rate changes	(5,484)	(5,185)

Net increase in cash and cash equivalents	484,689	89,759
Cash and cash equivalents, beginning of period	508,799	358,434

Cash and cash equivalents, end of period	$993,488	$448,193

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,922	$14,387

Cash paid for income taxes	$92,461	$101,421

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$7,619	$3,929

Supplemental disclosure of non-cash financing activities:
Cash dividends declared, but not yet paid	$73	$20,393

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

MSCI Inc., together with its wholly-owned subsidiaries (the “Company” or “MSCI”), is a provider of portfolio construction and risk management tools and services for global investors. The Company’s flagship products are its global equity indexes and environmental, social and governance (“ESG”) products, its private real estate benchmarks, its portfolio risk and performance analytics covering global equity, its multi-asset class, market and credit risk analytics and its performance reporting products and services offered to investment consultants.

On March 17, 2014, MSCI entered into a definitive agreement to sell Institutional Shareholder Services Inc. (“ISS”). As a result, the Company reported the operating results of ISS in “Income (loss) from discontinued operations, net of income taxes” in the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014. Unless otherwise indicated, the disclosures accompanying these unaudited condensed consolidated financial statements reflect the Company’s continuing operations. The Company completed the sale of ISS on April 30, 2014. See Note 3, “Disposition and Discontinued Operations,” for further details.

Following the disposition of ISS, MSCI maintained one reportable segment. During the quarter ended September 30, 2015, MSCI changed its reportable segments to Index, Analytics and All Other. These three segments reflect certain changes made during the quarter to the management of the Company’s product lines. This presentation also better aligns the Company’s financial reporting with how its products and services are offered to its clients and offers additional insight into how the Company is being managed. See Note 10, “Segment Information,” for further information about MSCI’s reportable segments.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI Inc. and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of September 30, 2015 and December 31, 2014, the results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014 and the cash flows for the nine months ended September 30, 2015 and 2014. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2014. The unaudited condensed consolidated financial statement information as of December 31, 2014 has been derived from the 2014 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of revenue, software capitalization, the allowance for doubtful accounts, impairment of long-lived assets, accrued compensation, income taxes and other matters that affect the unaudited condensed consolidated financial statements and related disclosures. The Company believes that estimates used in the preparation of these unaudited condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Intercompany balances and transactions are eliminated in consolidation.

The Company changed its presentation of operating expenses during the quarter ended September 30, 2015 in order to provide more transparency into the underlying cost base of the Company, consistent with how it is managed. Prior to the change, operating expenses were grouped and presented as cost of services and selling, general and administrative. Cost of services included costs related to research, data management and production, software engineering and production management functions. Selling, general and administrative consisted of expenses for sales and marketing staff, finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. For the quarter ended September 30 2015, operating expenses are grouped and presented in the following activity categories: cost of revenues, selling and marketing, research and development and general and administrative. Costs are assigned to these categories based on the nature of the expense, or, when not directly attributable, an estimate of the effort involved or other usage metric is utilized.

Cost of revenues consists of costs related to the production and servicing of the Company’s products and services and primarily include information technology costs associated with the production and delivery of its products and services, including data center, platform and infrastructure costs; costs to acquire, produce and maintain market data information; costs of research to support, maintain and rebalance existing products; costs of product management teams; costs of client service and consultant teams to support customer needs; as well as other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs.

Selling and marketing expenses consists of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales force and marketing teams as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations.

Research and development expenses consists of costs to develop new or enhance existing products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily includes the costs of application development, research, product management, project management and the technology support associated with these efforts.

General and administrative expenses consists of costs that are not directly attributed to, but are instead allocated to, a product or service and primarily includes finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs.

The recasting of previously issued financial information has been made to conform to the current presentation and does not represent a restatement of previously issued financial statements and does not affect reported net income, earnings per share, total assets, or stockholders’ equity for any of the previously reported periods.

Concentrations

For the nine months ended September 30, 2015, BlackRock, Inc. accounted for 10.4% of the Company’s consolidated operating revenues and 19.5% of the Index segment operating revenues. For the nine months ended September 30, 2014, BlackRock, Inc. accounted for 10.6% of the Company’s consolidated operating revenues and 20.2% of the Index segment operating revenues. No single customer represented more than 10% of revenues within the Analytics and All Other segments for the nine months ended September 30, 2015 and 2014.

2. RECENT ACCOUNTING STANDARDS UPDATES

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” or ASU 2014-09. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Companies have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendments in ASU 2015-14 defer the effective date of the new revenue standard by one year by changing the effective date to be for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 from December 15, 2016, with early adoption at the prior date permitted. The Company is evaluating the potential impact that the update will have on its unaudited condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were recognized and presented as a deferred charge (that is, an asset). The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The Company early adopted ASU 2015-03 retrospectively in the quarter ended September 30, 2015. As a result of the retrospective adoption, the Company reclassified unamortized deferred financing fees of $1.2 million from “Prepaid and other assets” and $10.4 million from “Other non-current assets” as of December 31, 2014 to be a reduction in “Long-term debt” on the Condensed Consolidated Statement of Financial Condition. Adoption of this standard only resulted in the reclassification of items on the Condensed Consolidated Statement of Financial Condition and did not impact results of operations, retained earnings or cash flows in the current or previous interim and annual reporting periods.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software,” or ASU 2015-05. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impact of the adoption of ASU 2015-05, but does not expect the adoption to have a material effect on its unaudited condensed consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” or ASU 2015-15. ASU 2015-15 adds clarity from the SEC’s perspective on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The Company’s adoption of ASU 2015-15, as of September 30, 2015, did not have a material impact on the unaudited condensed consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations,” or ASU 2015-16. ASU 2015-16 simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to account for adjustments retrospectively. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impact of the adoption of ASU 2015-16, but does not expect the adoption to have a material effect on its unaudited condensed consolidated financial statements.

3. DISPOSITION AND DISCONTINUED OPERATIONS

The operating results of ISS have been included in “Income (loss) from discontinued operations, net of income taxes” in the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014.

The sale of ISS was completed on April 30, 2014 for $367.4 million. The value of the assets and liabilities of ISS that were disposed, directly attributable transaction costs and the resulting gain on disposal that was reported in “Income from discontinued operations, net of income taxes” for the nine months ended September 30, 2014 was as follows:

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

Amounts associated with discontinued operations reflected in the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue from discontinued operations	$—	$—	$—	$43,122

Income (loss) from discontinued operations before provision (benefit) for income taxes	$—	$(110)	$—	$86,254
Provision (benefit) for income taxes	—	(100)	5,797	2,154

Income (loss) from discontinued operations, net of income taxes	$—	$(10)	$(5,797)	$84,100

The nine months ended September 30, 2015 reflect the impact of an out-of-period income tax charge associated with tax obligations triggered upon the sale of ISS.

4. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As required by FASB’s ASC Subtopic 220-10, “ Comprehensive Income—Overall,” the following tables present the amounts reclassified from “Accumulated other comprehensive income (loss)” by the respective line item in the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, respectively.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)(1)

(in thousands)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Unaudited Condensed Consolidated Statements of Income
	Three and Nine Months Ended	Three and Nine Months Ended
	September 30, 2015	September 30, 2014
Defined benefit pension plans
Amount recognized as a component of net periodic benefit expense for curtailments and settlements	$—	$(186	)(2)
	—	6		Provision for income taxes

	$—	$(180)		Net of tax

Foreign currency translation adjustment	$—	$4,184	(2)

Total reclassifications for the period, net of tax	$—	$4,004

(1)	Amounts in parentheses indicate expenses or losses moved to the Unaudited Condensed Consolidated Statements of Income.
(2)	These accumulated other comprehensive income components were reclassified to “Income (loss) from discontinued operations, net of taxes” as part of the gain on the disposition of ISS.

5. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 850 and 283 anti-dilutive securities excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2015, respectively. There were 104,494 and 104,346 anti-dilutive securities excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2014, respectively.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(in thousands, except per share data)
Income from continuing operations, net of income taxes	$64,398	$51,724	$170,039	$155,673
Income (loss) from discontinued operations, net of income taxes	—	(10)	(5,797)	84,100

Net income	$64,398	$51,714	$164,242	$239,773
Less: Allocations of earnings to unvested restricted stock units (1)	—	(69)	—	(320)

Earnings available to MSCI common shareholders	$64,398	$51,645	$164,242	$239,453

Basic weighted average common shares outstanding	108,773	116,251	111,131	116,840

Effect of dilutive securities:
Stock options and restricted stock units	667	912	820	963

Diluted weighted average common shares outstanding	109,440	117,163	111,951	117,803

Earnings per basic common share from continuing operations	$0.59	$0.44	$1.53	$1.33
Earnings per basic common share from discontinued operations	—	—	(0.05)	0.72

Earnings per basic common share	$0.59	$0.44	$1.48	$2.05

Earnings per diluted common share from continuing operations	$0.59	$0.44	$1.52	$1.32
Earnings per diluted common share from discontinued operations	—	—	(0.05)	0.71

Earnings per diluted common share	$0.59	$0.44	$1.47	$2.03

(1)	Restricted stock units granted to employees prior to 2013 and restricted stock units granted to independent directors of the Company prior to April 30, 2015 had a right to participate in all of the earnings of the Company in the computation of basic EPS and, therefore, these restricted stock units were not included as incremental shares in the diluted EPS computation.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at September 30, 2015 and December 31, 2014 consisted of the following:

		As of
Type	Estimated Useful Lives	September 30, 2015	December 31, 2014
		(in thousands)
Computer & related equipment	2 to 5 years	$136,937	$118,537
Furniture & fixtures	7 years	9,988	9,569
Leasehold improvements	1 to 21 years	48,918	49,756
Work-in-process	—	10,488	9,020

Subtotal		206,331	186,882
Accumulated depreciation and amortization		(111,367)	(92,808)

Property, equipment and leasehold improvements, net		$94,964	$94,074

Depreciation and amortization expense of property, equipment and leasehold improvements was $8.0 million and $6.3 million for the three months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $23.3 million and $18.1 million for the nine months ended September 30, 2015 and 2014, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change to the Company’s goodwill was as follows:

Goodwill
(in thousands)
Goodwill at December 31, 2014	$1,564,904
Foreign exchange translation adjustment	(1,817)

Goodwill at September 30, 2015	$1,563,087

As described in Note 1, “Introduction and Basis of Presentation,” the Company changed its reportable segments in the quarter ended September 30, 2015. Simultaneously, segment reporting and goodwill reporting units were updated in connection with this change. The Company reallocated its goodwill to its reporting units using a relative fair value allocation approach in accordance with applicable accounting guidance. At September 30, 2015, the goodwill assigned to the Index, Analytics and All Other reportable segments was $1,209.5 million, $298.3 million and $55.3 million, respectively.

Intangible Assets

Amortization expense related to intangible assets for the three months ended September 30, 2015 and 2014 was $11.7 million and $11.6 million, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2015 and 2014 was $35.1 million and $34.3 million, respectively.

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets were as follows:

		As of
	Estimated Useful Lives	September 30, 2015	December 31, 2014
		(in thousands)
Gross intangible assets:
Customer relationships	5 to 21 years	$360,835	$360,835
Trademarks/trade names	5 to 21.5 years	223,382	223,382
Technology/software	3 to 8.5 years	196,457	193,681
Proprietary data	13 years	28,627	28,627
Covenant not to compete	2 years	900	900

Subtotal		810,201	807,425
Foreign exchange translation adjustment		(3,217)	(1,588)

Total gross intangible assets		$806,984	$805,837

Accumulated amortization:
Customer relationships		$(137,254)	$(119,058)
Trademarks/trade names		(90,487)	(81,545)
Technology/software		(173,130)	(167,083)
Proprietary data		(6,175)	(4,589)
Covenant not to compete		(525)	(187)

Subtotal		(407,571)	(372,462)
Foreign exchange translation adjustment		530	253

Total accumulated amortization		$(407,041)	$(372,209)

Net intangible assets:
Customer relationships		$223,581	$241,777
Trademarks/trade names		132,895	141,837
Technology/software		23,327	26,598
Proprietary data		22,452	24,038
Covenant not to compete		375	713

Subtotal		402,630	434,963
Foreign exchange translation adjustment		(2,687)	(1,335)

Total net intangible assets		$399,943	$433,628

The estimated amortization expense for the remainder of 2015 and succeeding years is presented below:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder 2015	$11,835
2016	47,421
2017	42,174
2018	39,046
2019	37,357
Thereafter	222,110

Total	$399,943

8. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for both the three months ended September 30, 2015 and 2014 was $6.3 million. Rent expense for the nine months ended September 30, 2015 and 2014 was $19.8 million and $19.7 million, respectively.

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

On June 2, 2015, the Company began purchasing shares of its common stock on the open market in accordance with SEC Rule 10b5-1. Through September 30, 2015, the Company paid $403.4 million to receive approximately 6.5 million shares of its common stock pursuant to 10b5-1 plans for a combined average price of $62.01 per share.

During the quarter ended September 30, 2015, the Company paid $12.1 million to receive approximately 0.2 million shares on the open market as part of the 2014 Repurchase Program. These open market share repurchases were made separate to any repurchases made under any 10b5-1 plans or previously announced ASR agreement.

Since the introduction of the 2014 Repurchase Program and through September 30, 2015, the Company has paid $715.6 million and has received an aggregate of approximately 12.4 million shares under the programs for a combined average price of $57.76 per share.

On September 17, 2014, the Board of Directors approved a plan to initiate a quarterly cash dividend. The Company has declared and paid cash dividends per common share for the periods indicated:

	Dividends Per Share	Amount (in thousands)
2014:
Fourth quarter	$0.18	$20,393

2015:
First quarter	$0.18	$20,411
Second quarter	0.18	20,442
Third quarter	0.22	24,152

Total cash dividends declared and paid	$0.58	$65,005

Long-term debt. The Company has issued an aggregate principal amount of $1.6 billion senior unsecured notes in two discrete private offerings of $800.0 million each. On November 20, 2014, the Company completed its first private offering of $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “2024 Senior Notes”) and also entered into a $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”) by and among the Company, as borrower, certain of its subsidiaries, as guarantors (the “subsidiary guarantors”), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Company used the net proceeds from the offering of the 2024 Senior Notes, together with cash on hand, to repay in full its then outstanding term loan indebtedness of $794.8 million, which bore interest at LIBOR plus a margin of 2.25%.

On August 13, 2015, the Company completed its second private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2025 (the “2025 Senior Notes”). The Company intends to use the $789.5 million of net proceeds from the offering of the 2025 Senior Notes for general corporate purposes, including, without limitation, repurchases of its common stock.

The 2024 Senior Notes are scheduled to mature and be paid in full on November 20, 2024. At any time prior to November 15, 2019, the Company may redeem all or part of the 2024 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2024 Senior Notes, together with accrued and unpaid interest, on or after November 15, 2019, at redemption prices set forth in the indenture governing the 2024 Senior Notes. At any time prior to November 15, 2017, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2024 Senior Notes, including any permitted additional notes, at a redemption price equal to 105.25% of the principal amount.

The 2014 Revolving Credit Agreement has an initial term of five years that may be extended, at the Company’s request, for two additional one year terms.

The 2025 Senior Notes are scheduled to mature and be paid in full on August 15, 2025. At any time prior to August 15, 2020, the Company may redeem all or part of the 2025 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2025 Senior Notes, together with accrued and unpaid interest, on or after August 15, 2020, at redemption prices set forth in the indenture governing the 2025 Senior Notes. At any time prior to August 15, 2018, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2025 Senior Notes, including any permitted additional notes, at a redemption price equal to 105.75% of the principal amount.

Interest on the 2024 Senior Notes accrues at a fixed rate of 5.25% per annum and is payable semiannually in arrears on May 15 and November 15 of each year, to the holders of record as of the immediately preceding May 1 and November 1. The first interest payment of $20.4 million was made on May 15, 2015.

Interest on the 2025 Senior Notes accrues at a fixed rate of 5.75% per annum and is payable semiannually in arrears on February 15 and August 15 of each year, to the holders of record as of the immediately preceding February 1 and August 1. The first interest payment will be made on February 15, 2016.

Long-term debt at September 30, 2015 was $1,578.8 million, net of $21.2 million in deferred financing fees. Long-term debt at December 31, 2014 was $788.4 million, net of $11.6 million in deferred financing fees. See Note 2, “Recent Accounting Standards Updates,” for further information on the presentation of debt issuance costs in the Unaudited Condensed Consolidated Statements of Financial Condition.

In connection with the closing of the 2024 and 2025 Senior Notes offerings and entering into the 2014 Revolving Credit Agreement, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over the life of the 2024 and 2025 Senior Notes and the 2014 Revolving Credit Agreement. At September 30, 2015, $23.7 million of the deferred financing fees remain unamortized, $0.6 million of which is included in “Prepaid and other assets,” $1.9 million of which is included in “Other non-current assets” and $21.2 million of which is grouped and presented as part of “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

The Company amortized $0.5 million and $0.4 million of deferred financing fees in interest expense during the three months ended September 30, 2015 and 2014, respectively. The Company amortized $1.4 million and $1.3 million of deferred financing fees in interest expense during the nine months ended September 30, 2015 and 2014, respectively. Approximately $0.1 million and $0.4 million of debt discount was amortized in interest expense during the three and nine months ended September 30, 2014, respectively. There was no unamortized debt discount outstanding as of December 31, 2014.

At September 30, 2015 and December 31, 2014, the fair market value of the Company’s debt obligations was $1,620.5 million and $831.0 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value and represents Level 2 valuations, which are based on one or more quoted prices in markets that are not considered to be active or for which all significant inputs are observable, either directly or indirectly. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

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

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s economic exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2015, the Company had outstanding foreign currency forwards with a notional amount of $19.6 million that were not designated as hedges in qualifying hedging relationships.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Unaudited Condensed Consolidated Statements of Financial Condition:

(in thousands)	Unaudited Condensed Consolidated Statements of Financial Condition Location	As of September 30, 2015	As of December 31, 2014
Non-designated hedging instruments:
Liability derivatives:
Foreign exchange contracts	Other accrued liabilities	$(88)	$(243)

The Company’s foreign exchange forward contracts were classified within Level 2, as they were valued using pricing models that took into account the contract terms as well as multiple observable inputs where applicable, such as prevailing spot rates and forward points.

The following tables present the effect of the Company’s financial derivatives and the location in which they are presented on the Unaudited Condensed Consolidated Statements of Financial Condition and Unaudited Condensed Consolidated Statements of Income for the periods indicated:

Derivatives Not Designated as Hedging Instruments (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30,
		2015	2014
Foreign exchange contracts	Other expense & income	$(125)	$(258)

Derivatives Not Designated as Hedging Instruments (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30,
		2015	2014
Foreign exchange contracts	Other expense & income	$287	$(825)

9. INCOME TAXES

The Company’s provision for income taxes was $94.1 million and $81.9 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts reflect effective tax rates of 35.6% and 34.5% for the nine months ended September 30, 2015 and 2014, respectively.

The effective tax rate of 35.6% for the nine months ended September 30, 2015 reflects the Company’s estimate of the effective tax rate for the period and was impacted by a change in the mix of profits between tax jurisdictions as well as certain discrete items totaling $0.7 million. These items relate to the benefit recognized on the sale of an investment in which the tax basis and book basis were permanently different, partially offset by an increased liability for state taxes.

The effective tax rate of 34.5% for the nine months ended September 30, 2014 reflects the Company’s estimate of such tax rate for the period and was impacted by certain discrete items totaling $3.4 million related to state taxes, the release of reserves associated with certain IRS examinations and certain federal and foreign discrete items related to the filing of such tax returns. The cumulative effect of these discrete items was to decrease the Company’s effective tax rate by 1.4 percentage points.

The Company is under examination by the IRS and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as India, and states in which the Company has significant business operations, such as New York. The tax years currently under examination vary by jurisdiction but include years ranging from 2005 through 2014. As a result of having previously been a member of the Morgan Stanley consolidated group, the Company may have future settlements with Morgan Stanley related to the ultimate disposition of their New York State and New York City examination relating to the tax years 2007 and 2008 and their IRS examination relating to the tax years 2006 through 2008. The Company does not believe it has any material exposure to the New York State and New York City examinations. Additionally, the Company believes it has adequate reserves for any tax issues that may arise out of the IRS examination relating to the tax years 2006 through 2008 and therefore does not believe any related settlement with Morgan Stanley will have a material impact.

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

10. SEGMENT INFORMATION

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or CODM, in deciding how to allocate resources and assess performance. MSCI’s Chief Executive Officer, who is considered to be its CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

The CODM measures and evaluates reportable segments based on segment operating revenues as well as adjusted EBITDA and other measures. The Company excludes the following items from segment adjusted EBITDA: income (loss) from discontinued operations, net of income taxes, provision for income taxes, other expense (income), net, depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment adjusted EBITDA, they are included in reported consolidated net income and are included in the reconciliation that follows.

The Company’s computation of segment adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate segment adjusted EBITDA in the same fashion.

Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses that are not directly attributable to a particular segment are allocated based upon allocation methodologies, including time estimates, headcount, sales targets, data center consumption and other relevant usage measures. Due to the integrated structure of our business, certain costs incurred by one segment may benefit other segments. A segment may use the content and data produced by another segment without incurring an arm’s length intersegment charge.

The CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenue, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for MSCI as a whole.

Effective in the quarter ended September 30, 2015, the Company has four operating segments: Index, Analytics, ESG and Real Estate.

The Index operating segment is a provider of investment decision support tools, including equity indexes and equity index benchmarks. The products are used in many areas of the investment process, including portfolio construction and rebalancing, asset allocation, performance benchmarking and attribution, regulatory and client reporting and index-linked investment product creation.

The Analytics operating segment consists of products and services used for portfolio construction, risk management and reporting. The products enable investors to monitor, analyze and report on the risk and return of investments across a variety of asset classes. They are based on proprietary, integrated fundamental multi-factor risk models, value-at-risk methodologies, performance attribution frameworks and asset valuation models. In addition, the Analytics segment includes products that help investors value, model and hedge physical assets and derivatives across a number of market segments, including energy and commodity assets.

The ESG operating segment offers products institutional investors use for assessing risks and opportunities arising from environmental, social and governance issues. ESG tools are used to evaluate both individual securities and investment portfolios.

The Real Estate operating segment is a provider of real estate performance analysis for funds, investors, managers, lenders and occupiers. It provides index products and offers services that include research, reporting and benchmarking.

The operating segments of ESG and Real Estate do not meet the segment reporting thresholds and have been combined and presented as part of All Other for disclosure purposes.

The following table presents operating revenue by the reportable segments’ results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Operating revenues
Index	$141,577	$129,869	$415,262	$374,429
Analytics	108,341	103,247	322,756	308,661
All Other	18,853	18,545	64,102	62,485

Total	$268,771	$251,661	$802,120	$745,575

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Index adjusted EBITDA	$102,927	$91,031	$293,997	$259,289
Analytics adjusted EBITDA	29,216	16,788	64,560	52,345
All Other adjusted EBITDA	(3,282)	(5,867)	(3,774)	(7,185)

Total operating segment profitability	128,861	101,952	354,783	304,449
Amortization of intangible assets	11,710	11,574	35,107	34,286
Depreciation and amortization of property, equipment and leasehold improvements	8,049	6,342	23,321	18,091

Operating income	109,102	84,036	296,355	252,072
Other expense (income), net	10,060	4,040	32,237	14,462
Provision for income taxes	34,644	28,272	94,079	81,937

Income from continuing operations	64,398	51,724	170,039	155,673
Income (loss) from discontinued operations, net of income taxes	—	(10)	(5,797)	84,100

Net income	$64,398	$51,714	$164,242	$239,773

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Operating revenues
Americas:
United States	$128,770	$118,721	$384,443	$347,779
Other	10,817	9,171	31,047	27,961

Total Americas	139,587	127,892	415,490	375,740

Europe, the Middle East and Africa (“EMEA”):
United Kingdom	42,249	40,104	124,645	115,961
Other	52,564	52,067	162,873	160,695

Total EMEA	94,813	92,171	287,518	276,656

Asia & Australia:
Japan	11,283	11,573	33,843	35,385
Other	23,088	20,025	65,269	57,794

Total Asia & Australia	34,371	31,598	99,112	93,179

Total	$268,771	$251,661	$802,120	$745,575

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	September 30, 2015	December 31, 2014
Long-lived assets	(in thousands)
Americas:
United States	$1,915,001	$1,944,433
Other	2,430	3,293

Total Americas	1,917,431	1,947,726

EMEA:
United Kingdom	113,756	120,781
Other	16,262	13,345

Total EMEA	130,018	134,126

Asia & Australia:
Japan	639	837
Other	9,906	9,917

Total Asia & Australia	10,545	10,754

Total	$2,057,994	$2,092,606

11. SUBSEQUENT EVENTS

On October 28, 2015, the Board of Directors declared a cash dividend of $0.22 per share for fourth quarter 2015. The fourth quarter 2015 dividend is payable on November 30, 2015 to shareholders of record as of the close of trading on November 13, 2015.

On October 28, 2015, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $1.0 billion worth of shares of MSCI’s common stock (the “2015 Repurchase Program”). Share repurchases made pursuant to the 2015 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended, terminated or extended by the Board of Directors at any time without prior notice.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and its subsidiaries as of September 30, 2015, and the related condensed consolidated statements of income and of comprehensive income for the three-month and nine-month periods ended September 30, 2015 and September 30, 2014 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and September 30, 2014. These interim financial statements are the responsibility of the Company’s management.

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

October 30, 2015

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

Overview

For more than 40 years, our research-based models and methodologies have helped the world’s leading investors build and manage better portfolios. We believe clients rely on our products and services for deeper insights into the drivers of performance and risk in their portfolios, broad asset class coverage and innovative research and can use our products to help design and implement their investment strategies. Our line of products and services includes indexes, analytical tools, data, real estate benchmarks and environmental, social and governance (“ESG”) research. Our products and services address multiple markets, asset classes and geographies and are sold to a diverse client base, including asset owners, such as pension funds, endowments, foundations, central banks, family offices and insurance companies; institutional and retail asset managers, such as managers of pension assets, mutual funds, exchange traded funds (“ETFs”), real estate, hedge funds and private wealth; and financial intermediaries, such as banks, broker-dealers, exchanges, custodians and investment consultants. As of September 30, 2015, we had over 6,700 clients across 86 countries. We had offices in 35 cities in 22 countries to help serve our diverse client base, with 51.8% of our revenues coming from clients in the Americas, 35.8% in Europe, the Middle East and Africa (“EMEA”) and 12.4% in Asia and Australia.

Our principal sales model is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services, for an annual fee paid up-front. Additionally, our recurring subscriptions include our managed services offering whereby we oversee the production of risk and performance reports on behalf of our clients. Fees attributable to annual, recurring subscriptions are recorded as deferred revenues on our Unaudited Condensed Consolidated Statement of Financial Condition and are recognized on our Unaudited Condensed Consolidated Statement of Income as the service is rendered. Furthermore, a portion of our revenues comes from clients who use our indexes as the basis for index-linked investment products such as ETFs or as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We also generate revenues from certain exchanges that use our indexes as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. In addition, we generate revenues from subscription agreements for the receipt of periodic benchmark reports, digests and other publications, which are most often associated with our real estate products that are recognized upon delivery of such reports or data updates. We also receive revenues from one-time fees related to implementation, historical or customized reports, advisory and consulting services and from certain products and services that are designed for one-time usage.

In evaluating our financial performance, we focus on revenue and profit growth, including GAAP and non-GAAP measures, for the Company as a whole as well as by operating segment. In addition, we focus on operating metrics, including Run Rates, sales and cancels and retention rates to manage the business. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our profits into excess cash in the future. Our revenue growth strategy includes: (a) expanding and deepening our relationships with investment institutions worldwide; (b) developing new and enhancing existing product offerings, including combining existing product features or data derived from our products to create new products; and (c) actively seeking to acquire products, technologies and companies that will enhance, complement or expand our client base and product offerings.

To maintain and accelerate our revenue and profit growth, in recent years we have significantly invested in and expanded our operating functions and infrastructure, including additional product management, sales and client support staff and facilities in locations around the world and additional staff and supporting technology for our research and our data operations and technology functions (the “Enhanced Investment Program”).

The purpose of the Enhanced Investment Program was to maximize our medium-term revenue and profit growth, while at the same time ensuring that MSCI would remain a leading provider of investment decision support tools into the future. As a result, the rate of growth of our investments had, in recent years, exceeded that of our revenues, which had slowed the growth of, or even reduced, our operating profit. For example, for the year ended December 31, 2014, our revenues grew by 9.1% but our operating income decreased by 0.9% compared to the year ended December 31, 2013 due, in part, to increased investment in our business. We completed our Enhanced Investment Program in the year ended December 31, 2014, and have again achieved operating margin expansion in the first nine months of 2015.

Effective in the quarter ended September 30, 2015, we changed our reportable segments to reflect certain changes made to the management of our product lines. This presentation better aligns our financial reporting with how our products and services are offered to our clients and offers additional insight into how we manage the Company. We currently operate as three reportable segments: Index, Analytics and All Other. The All Other segment consists of ESG and Real Estate. See Note 10, “Segment Information,” in the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information about MSCI’s reportable segments.

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

On February 6, 2014, we utilized the remaining $100.0 million repurchase authorization provided by the 2012 Repurchase Program by entering into an ASR agreement to initiate share repurchases aggregating $100.0 million (the “February 2014 ASR Agreement”).

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

On September 18, 2014, as part of the 2014 Repurchase Program, we entered into an ASR agreement to initiate share repurchases aggregating $300.0 million (the “September 2014 ASR Agreement”). On September 19, 2014, we paid $300.0 million in cash and received approximately 4.5 million shares of MSCI’s common stock. On May 21, 2015, we completed the September 2014 ASR Agreement by receiving approximately 1.2 million shares. In total, 5.7 million shares were delivered for an average purchase price of $52.79 per share. The repurchased shares are held in treasury.

On June 2, 2015, we began purchasing shares of our common stock on the open market in accordance with SEC Rule 10b5-1. Through September 30, 2015, we paid $403.4 million to receive approximately 6.5 million shares of our common stock pursuant to 10b5-1 plans for a combined average price of $62.01 per share.

During the quarter ended September 30, 2015, we paid $12.1 million to receive approximately 0.2 million shares on the open market as part of the 2014 Repurchase Program. These open market share repurchases were made separate to any repurchases made under any 10b5-1 plan or previously announced ASR agreement.

Since the introduction of the 2014 Repurchase Program and through September 30, 2015, we have paid $715.6 million and have received an aggregate of approximately 12.4 million shares under the programs for a combined average price of $57.76 per share.

The weighted average shares outstanding used in calculating our basic and diluted earnings per share decreased by 4.9% for the nine months ended September 30, 2015, reflecting the impact of the share repurchase programs, partially offset by the impact of restricted stock units and stock options converting to shares.

Senior Notes and Credit Agreement

On November 20, 2014, we completed our first private offering of $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “2024 Senior Notes”) and also entered into a new $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”). We used the net proceeds from the offering of the 2024 Senior Notes, together with cash on hand, to repay in full our outstanding term loan indebtedness, which bore interest at a rate of 2.25% for the nine months ended September 30, 2014.

On August 13, 2015, we completed our second private offering of $800.0 million aggregate principal amount of 5.75% Senior Notes due 2025 (the “2025 Senior Notes”) and received $789.5 million, net of $10.5 million of debt issuance costs. As a result of these offerings, our interest expense for the current year has increased, and is expected to be approximately $62.4 million. The annual interest expense related to these offerings is expected to be approximately $91.5 million.

Our results of operations for the three months ended September 30, 2015 and 2014 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following table presents the results of operations for the periods indicated:

	Three Months Ended September 30,
	2015	2014	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$268,771	$251,661	$17,110	6.8%
Operating expenses:
Cost of revenues	65,593	69,770	(4,177)	(6.0%)
Selling and marketing	38,809	41,402	(2,593)	(6.3%)
Research and development	15,548	19,021	(3,473)	(18.3%)
General and administrative	19,960	19,516	444	2.3%
Amortization of intangible assets	11,710	11,574	136	1.2%
Depreciation and amortization of property, equipment, and leasehold improvements	8,049	6,342	1,707	26.9%

Total operating expenses	159,669	167,625	(7,956)	(4.7%)

Operating income	109,102	84,036	25,066	29.8%
Other expense (income), net	10,060	4,040	6,020	149.0%

Income from continuing operations before provision for income taxes	99,042	79,996	19,046	23.8%
Provision for income taxes	34,644	28,272	6,372	22.5%

Income from continuing operations	64,398	51,724	12,674	24.5%
Income (loss) from discontinued operations, net of income taxes	—	(10)	10	(100.0%)

Net income	$64,398	$51,714	$12,684	24.5%

Earnings per basic common share:
From continuing operations	$0.59	$0.44	$0.15	34.1%
From discontinued operations	—	—	—	n/a

Earnings per basic common share	$0.59	$0.44	$0.15	34.1%

Earnings per diluted common share:
From continuing operations	$0.59	$0.44	$0.15	34.1%
From discontinued operations	—	—	—	n/a

Earnings per diluted common share	$0.59	$0.44	$0.15	34.1%

Operating margin	40.6%	33.4%

Operating Revenues

Our revenues are grouped into the following categories:

•	Index products, consisting of benchmark, data and asset-based fee products;

•	Analytics products, consisting of risk management analytics and portfolio management analytics products; and

•	All Other products, consisting of ESG and Real Estate products.

The following table presents operating revenues by reportable segment and product category for the periods indicated:

	Three Months Ended September 30,
	2015	2014	Increase/(Decrease)
		(in thousands)
Operating revenues
Index products
Recurring subscriptions	$89,139	$81,349	$7,790	9.6%
Asset-based fees	50,736	46,657	4,079	8.7%
Non-recurring	1,702	1,863	(161)	(8.6%)

Index products total	141,577	129,869	11,708	9.0%

Analytics products
Risk management analytics	81,259	76,978	4,281	5.6%
Portfolio management analytics	27,082	26,269	813	3.1%

Analytics products total	108,341	103,247	5,094	4.9%

All Other products
ESG	9,687	7,542	2,145	28.4%
Real Estate	9,166	11,003	(1,837)	(16.7%)

All Other products total	18,853	18,545	308	1.7%

Total operating revenues	$268,771	$251,661	$17,110	6.8%

The following table presents operating revenues by recurring subscriptions, asset-based fees and non-recurring revenues for the periods indicated:

	Three Months Ended September 30,
	2015	2014	Increase/(Decrease)
		(in thousands)
Recurring subscriptions	$213,773	$199,858	$13,915	7.0%
Asset-based fees	50,736	46,657	4,079	8.7%
Non-recurring revenue	4,262	5,146	(884)	(17.2%)

Total operating revenues	$268,771	$251,661	$17,110	6.8%

Total operating revenues grew 6.8% to $268.8 million for the three months ended September 30, 2015 compared to $251.7 million for the three months ended September 30, 2014.

Revenue from recurring subscriptions increased 7.0% to $213.8 million for the three months ended September 30, 2015 compared to $199.9 million for the three months ended September 30, 2014. The increase in subscription revenues was primarily driven by growth from Index products as well as higher Analytics products’ revenues, partially offset by lower Real Estate products’ revenues. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions revenues would have increased 8.6% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Revenues from asset-based fees increased 8.7% to $50.7 million for the three months ended September 30, 2015 compared to $46.7 million for the three months ended September 30, 2014. The increase was driven by higher average assets under management (“AUM”) in both ETFs and non-ETF passive funds as well as higher trading volumes in futures and options contracts, all linked to MSCI indexes. A significant portion of our revenues from our index-linked investment products are based on fees earned on the value of assets invested in securities denominated in currencies other than the U.S. dollar. The average value of AUM in ETFs linked to MSCI indexes increased $32.3 billion, or 8.4%, compared to the three months ended September 30, 2014.

As of September 30, 2015, the value of AUM in ETFs linked to MSCI equity indexes was $390.2 billion, up $12.3 billion, or 3.3%, from $377.9 billion as of September 30, 2014. Of the $390.2 billion of AUM in ETFs linked to MSCI equity indexes as of September 30, 2015, 57.4% were linked to indexes related to developed markets outside of the U.S., 19.5% were linked to U.S. market indexes, 18.0% were linked to emerging market indexes and 5.1% were linked to other global indexes.

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
(in billions)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
AUM in ETFs linked to MSCI Indexes	$340.8	$378.7	$377.9	$373.3	$418.0	$435.4	$390.2
Sequential Change in Value
Market Appreciation/ (Depreciation)	$1.3	$15.2	$(17.2)	$(8.3)	$13.0	$(6.9)	$(48.2)
Cash Inflow/(Outflow)	6.6	22.7	16.4	3.7	31.7	24.3	3.0

Total Change	$7.9	$37.9	$(0.8)	$(4.6)	$44.7	$17.4	$(45.2)

Source: Bloomberg and MSCI

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average
	2014				2015
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
AUM in ETFs linked to MSCI Indexes	$330.8	$359.6	$385.9	$373.6	$392.5	$441.4	$418.2

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

Non-recurring revenues were $4.3 million for the three months ended September 30, 2015, which was a decrease of $0.9 million compared to September 30, 2014, primarily resulting from lower one-time sales in Real Estate products.

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as “Run Rate.” The Run Rate at a particular point in time primarily represents the forward-looking revenues for the next 12 months from all subscriptions and investment product licenses we then provide to our clients under renewable contracts or agreements assuming all contracts or agreements that come up for renewal are renewed and assuming then-current currency exchange rates. For any license where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects, for ETF fees, the market value on the last trading day of the period and for fees attributable to non-ETF funds and futures and options, the most recent periodic fee earned under such license or subscription. The Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal during the period and determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date.

Because the Run Rate represents potential future revenues, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	fluctuations in revenues associated with new subscriptions and non-recurring sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset-based fees, which may result from changes in certain investment products’ total expense ratios, market movements, including foreign currency exchange rates, or from investment inflows into and outflows from investment products linked to our indexes;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;

•	price changes;

•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;

•	fluctuations in foreign exchange rates; and

•	the impact of acquisitions and dispositions.

The following table presents Run Rates by reportable segment and product category as of the dates indicated and the growth percentages over the periods indicated:

	As of
				Year-Over-
	September 30, 2015	September 30, 2014	June 30, 2015	Year Comparison	Sequential Comparison
		(in thousands)
Run Rates:

Index products
Recurring subscriptions	$361,209	$326,010	$353,026	10.8%	2.3%
Asset-based fees	187,818	177,774	201,221	5.6%	(6.7%)

Index products total	549,027	503,784	554,247	9.0%	(0.9%)

Analytics products
Risk management analytics	319,637	311,019	315,901	2.8%	1.2%
Portfolio management analytics	110,740	106,993	109,532	3.5%	1.1%

Analytics products total	430,377	418,012	425,433	3.0%	1.2%

All Other products
ESG	38,850	33,522	37,235	15.9%	4.3%
Real Estate	44,027	45,902	45,854	(4.1%)	(4.0%)

All Other products total	82,877	79,424	83,089	4.3%	(0.3%)

Total Run Rate	$1,062,281	$1,001,220	$1,062,769	6.1%	—%

Recurring subscriptions total	$874,463	$823,446	$861,548	6.2%	1.5%
Asset-based fees total	187,818	177,774	201,221	5.6%	(6.7%)

Total Run Rate	$1,062,281	$1,001,220	$1,062,769	6.1%	—%

Total Run Rate grew 6.1% to $1,062.3 million as of September 30, 2015 compared to $1,001.2 million as of September 30, 2014. Recurring subscription Run Rate grew 6.2% to $874.5 million as of September 30, 2015 compared to $823.4 million as of September 30, 2014. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscription Run Rate would have increased 7.8% as of September 30, 2015 compared to September 30, 2014.

Run Rate from asset-based fees rose 5.6% to $187.8 million at September 30, 2015, from $177.8 million at September 30, 2014, primarily driven by higher AUM in non-ETF passive funds as well as increases in futures and options contracts. As of September 30, 2015, the value of AUM in ETFs linked to MSCI indexes was $390.2 billion, up $12.3 billion, or 3.3%, from $377.9 billion as of September 30, 2014. The increase of $12.3 billion consisted of net inflows of $62.7 billion, partially offset by market depreciation of $50.4 billion.

Index recurring subscription Run Rate grew 10.8% to $361.2 million at September 30, 2015 compared to $326.0 million at September 30, 2014 on growth in benchmark and data products.

Total Run Rate from Analytics products increased 3.0% to $430.4 million at September 30, 2015 compared to $418.0 million at September 30, 2014, primarily driven by growth in risk management analytics products.

Risk management analytics products Run Rate rose 2.8% to $319.6 million at September 30, 2015 compared to $311.0 million at September 30, 2014, as a result of increases in our RiskManager and InvestorForce products. Adjusting for the impact of foreign currency exchange rate fluctuations, Run Rate would have increased 5.0% as of September 30, 2015 compared to September 30, 2014.

Portfolio management analytics products Run Rate increased 3.5% to $110.7 million at September 30, 2015 compared to $107.0 million at September 30, 2014, on increases in Equity Risk products. Adjusting for the impact of foreign currency exchange rate fluctuations, Run Rate would have increased 4.8% as of September 30, 2015 compared to September 30, 2014.

Total Run Rate from All Other products increased 4.3% to $82.9 million at September 30, 2015 compared to $79.4 million at September 30, 2014.

ESG products Run Rate increased 15.9% to $38.9 million at September 30, 2015 compared to $33.5 million at September 30, 2014. Adjusting for the impact of foreign currency exchange rate fluctuations, Run Rate would have increased 19.0% as of September 30, 2015 compared to September 30, 2014.

Real Estate products Run Rate decreased 4.1% to $44.0 million at September 30, 2015 compared to $45.9 million at September 30, 2014. Adjusting for the impact of foreign currency exchange rate fluctuations, Run Rate would have increased 4.8% as of September 30, 2015 compared to September 30, 2014.

Subscription Sales

The following table presents our net new recurring subscription sales and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended			Year-Over-
	September 30,	September 30,	June 30,	Year	Sequential
	2015	2014	2015	Comparison	Comparison
		(in thousands)
New recurring subscription sales
Index	$11,810	$9,239	$12,459	27.8%	(5.2%)
Analytics	10,390	13,943	12,438	(25.5%)	(16.5%)
All Other	3,308	3,029	4,678	9.2%	(29.3%)

New recurring subscription sales total	25,508	26,211	29,575	(2.7%)	(13.8%)

Subscription cancellations
Index	(3,852)	(3,588)	(3,871)	7.4%	(0.5%)
Analytics	(4,898)	(5,860)	(6,447)	(16.4%)	(24.0%)
All Other	(2,165)	(1,031)	(1,852)	110.0%	16.9%

Subscription cancellations total	(10,915)	(10,479)	(12,170)	4.2%	(10.3%)

Net new recurring subscription sales
Index	7,958	5,651	8,588	40.8%	(7.3%)
Analytics	5,492	8,083	5,991	(32.1%)	(8.3%)
All Other	1,143	1,998	2,826	(42.8%)	(59.6%)

Net new recurring subscription sales total	14,593	15,732	17,405	(7.2%)	(16.2%)

Non-recurring
Index	1,719	2,437	2,137	(29.5%)	(19.6%)
Analytics	1,381	863	2,239	60.0%	(38.3%)
All Other	1,054	1,326	1,324	(20.5%)	(20.4%)

Non-recurring sales total	4,154	4,626	5,700	(10.2%)	(27.1%)

Total Index	$9,677	$8,088	$10,725	19.6%	(9.8%)
Total Analytics	6,873	8,946	8,230	(23.2%)	(16.5%)
Total All Other	2,197	3,324	4,150	(33.9%)	(47.1%)

Total Sales	$18,747	$20,358	$23,105	(7.9%)	(18.9%)

Aggregate and Core Retention Rates

The following table presents our Aggregate Retention Rates by reportable segment and product category for the indicated three months ended:

	September 30,	September 30,
	2015	2014
Index products total	95.4%	95.3%

Analytics products
Risk management analytics	95.3%	94.4%
Portfolio management analytics	95.4%	93.6%
Analytics products total	95.3%	94.2%

All Other products
ESG	91.7%	95.5%
Real Estate	87.0%	93.6%
All Other products total	89.1%	94.3%

Total	94.8%	94.6%

The following table presents our Core Retention Rates by reportable segment and product category for the indicated three months ended:

	September 30,	September 30,
	2015	2014
Index products total	95.4%	95.4%

Analytics products
Risk management analytics	95.3%	94.6%
Portfolio management analytics	95.4%	94.8%
Analytics products total	95.3%	94.6%

All Other products
ESG	91.7%	95.5%
Real Estate	87.0%	93.6%
All Other products total	89.1%	94.3%

Total	94.8%	94.9%

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

Aggregate and Core Retention Rates are generally higher during the first three fiscal quarters and lower in the fourth fiscal quarter each year.

Operating Expenses

We changed the presentation of operating expenses during the quarter ended September 30, 2015 in order to provide more transparency into our underlying cost base, consistent with how we are managed. Prior to the change, operating expenses were grouped and presented as cost of services and selling, general and administrative. Cost of services included costs related to research, data management and production, software engineering and production management functions. Selling, general and administrative consisted of expenses for sales and marketing staff, finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel.

We group our operating expenses into the following categories:

•	Cost of revenues;

•	Selling and marketing;

•	Research and development;

•	General and administrative;

•	Amortization of intangible assets; and

•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimate of the effort involved or other usage metric is utilized.

The following table presents operating expenses by each of the categories for the periods indicated:

	Three Months Ended September 30,
	2015	2014	Increase/(Decrease)
		(in thousands)
Operating expenses:
Cost of revenues	$65,593	$69,770	$(4,177)	(6.0%)
Selling and marketing	38,809	41,402	(2,593)	(6.3%)
Research and development	15,548	19,021	(3,473)	(18.3%)
General and administrative	19,960	19,516	444	2.3%
Amortization of intangible assets	11,710	11,574	136	1.2%
Depreciation and amortization of property, equipment and leasehold improvements	8,049	6,342	1,707	26.9%

Total operating expenses	$159,669	$167,625	$(7,956)	(4.7%)

The following table presents an alternative view of operating expenses for the periods indicated:

	Three Months Ended September 30,
	2015	2014	Increase/(Decrease)
		(in thousands)
Compensation and benefits	$98,490	$105,888	$(7,398)	(7.0%)
Non-compensation expenses	41,420	43,821	(2,401)	(5.5%)
Amortization of intangible assets	11,710	11,574	136	1.2%
Depreciation and amortization of property, equipment and leasehold improvements	8,049	6,342	1,707	26.9%

Total operating expenses	$159,669	$167,625	$(7,956)	(4.7%)

Operating expenses were $159.7 million for the three months ended September 30, 2015, a decrease of 4.7% compared to $167.6 million for the three months ended September 30, 2014. Adjusting for the impact of foreign currency exchange rate fluctuations, operating expenses would have decreased 0.4% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Compensation and benefits costs are our most significant expense and typically represent more than 60% of our operating expenses or more than 70% of the sum of the cost of revenues, selling and marketing, research and development and general and administrative expense categories. We had 2,743 and 2,876 employees as of September 30, 2015 and 2014, respectively. Our continued growth in emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits expenses. As of September 30, 2015, 52.2% of our employees were located in emerging market centers compared to 49.6% as of September 30, 2014.

During the three months ended September 30, 2015, compensation and benefits expenses were $98.5 million, a decrease of 7.0% compared to $105.9 million for the three months ended September 30, 2014. The decrease in compensation and benefits expenses was driven by lower staffing levels and an increase in capitalized labor costs related to internally developed software, partially offset by an increase in severance.

Non-compensation expenses for the three months ended September 30, 2015 decreased 5.5% to $41.4 million compared to $43.8 million for the three months ended September 30, 2014. The decrease versus the prior year period primarily reflects lower professional fees and overall stronger cost discipline following the conclusion of the Enhanced Investment Program that was completed in the year ended December 31, 2014.

Cost of Revenues

Cost of revenues consists of costs related to the production and servicing of our products and services and primarily includes related information technology costs, including data center, platform and infrastructure costs; costs to acquire, produce and maintain market data information; costs of research to support, maintain and rebalance existing products; costs of product management teams; costs of client service and consultant teams to support customer needs; as well as other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs.

Cost of revenues for the three months ended September 30, 2015 decreased 6.0% to $65.6 million compared to $69.8 million for the three months ended September 30, 2014. The decrease was primarily driven by lower staffing levels and stronger cost discipline primarily within the Analytics and All Other segments.

Selling and Marketing

Selling and marketing expenses consists of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales force and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations.

Selling and marketing expenses for the three months ended September 30, 2015 decreased 6.3% to $38.8 million compared to $41.4 million for the three months ended September 30, 2014. The decrease was primarily driven by lower staffing levels and marketing costs primarily within the Analytics and All Other segments.

Research and Development

Research and development expenses consists of the costs to develop new or enhance existing products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily includes the costs of application development, research, product management, project management and the technology support associated with these efforts.

Research and development expenses for the three months ended September 30, 2015 decreased 18.3% to $15.5 million compared to $19.0 million for the three months ended September 30, 2014. The decrease was primarily driven by higher capitalized costs related to internally developed software, primarily related to the Analytics segment, as well as lower staffing levels.

General and Administrative

General and administrative expenses consists of costs that are not directly attributed to, but are instead allocated to, a product or service and primarily includes finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs.

General and administrative expenses for the three months ended September 30, 2015 increased 2.3% to $20.0 million compared to $19.5 million for the three months ended September 30, 2014, on higher non-compensation costs.

Amortization of Intangible Assets

Amortization of intangible assets expense was $11.7 million and $11.6 million for the three months ended September 30, 2015 and 2014, respectively.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements for the three months ended September 30, 2015 increased 26.9% to $8.0 million compared to $6.3 million for the three months ended September 30, 2014. The increase was related to higher depreciation associated with investments made in information technology infrastructure.

Other Expense (Income), Net

Other expense (income), net for the three months ended September 30, 2015 increased to $10.1 million compared to $4.0 million for the three months ended September 30, 2014, with the increase primarily driven by $11.7 million of higher interest expense resulting from the higher interest rates associated with our 2024 and 2025 Senior Notes, partially offset by a $6.3 million gain on the sale of an investment realized in the three months ended September 30, 2015.

Income Taxes

The provision for income tax expense increased to $34.6 million for the three months ended September 30, 2015 compared to $28.3 million for the three months ended September 30, 2014. These amounts reflect effective tax rates of 35.0% and 35.3% for the three months ended September 30, 2015 and 2014, respectively.

Adjusted EBITDA

“Adjusted EBITDA,” a measure used by management to assess operating performance, is defined as net income plus income (loss) from discontinued operations, net of income taxes, provision for income taxes, other expense (income), net, depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and certain transactions or adjustments.

“Adjusted EBITDA expenses,” a measure used by management to assess operating performance, is defined as operating expenses less depreciation and amortization of property, equipment and leasehold improvements and amortization of intangible assets.

The Company believes adjusted EBITDA and adjusted EBITDA expenses are important in highlighting trends because adjusted EBITDA and adjusted EBITDA expenses exclude the results of decisions that are outside the control of management. In addition, adjusted EBITDA and adjusted EBITDA expenses provide more comparability between the historical operating results and operating results that reflect purchase accounting and the new capital structure. All companies do not calculate adjusted EBITDA and adjusted EBITDA expenses in the same way. These measures can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Accordingly, the Company’s computation of adjusted EBITDA and adjusted EBITDA expenses may not be comparable to similarly titled measures computed by other companies.

The following table presents the calculation of adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Increase/(Decrease)
	2015	2014
		(in thousands)
Operating revenues	$268,771	$251,661	$17,110	6.8%
Adjusted EBITDA expenses	139,910	149,709	(9,799)	(6.5%)

Adjusted EBITDA	$128,861	$101,952	$26,909	26.4%

Adjusted EBITDA margin %	47.9%	40.5%
Operating margin %	40.6%	33.4%

Adjusted EBITDA increased 26.4% to $128.9 million for the three months ended September 30, 2015 compared to $102.0 million for the three months ended September 30, 2014. Adjusted EBITDA margin increased to 47.9% for the three months ended September 30, 2015 compared to 40.5% for the three months ended September 30, 2014. The improvement in margin reflects higher growth in revenues coupled with a decline in the growth in expenses, highlighting our strong cost discipline following the completion of the Enhanced Investment Program in the year ended December 31, 2014.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of adjusted EBITDA to net income for the periods indicated:

	Three Months Ended September 30,
	2015	2014	Increase/(Decrease)
		(in thousands)
Index adjusted EBITDA	$102,927	$91,031	$11,896	13.1%
Analytics adjusted EBITDA	29,216	16,788	12,428	74.0%
All Other adjusted EBITDA	(3,282)	(5,867)	2,585	44.1%

Consolidated adjusted EBITDA	128,861	101,952	26,909	26.4%
Amortization of intangible assets	11,710	11,574	136	1.2%
Depreciation and amortization of property, equipment and leasehold improvements	8,049	6,342	1,707	26.9%

Operating income	109,102	84,036	25,066	29.8%
Other expense (income), net	10,060	4,040	6,020	149.0%
Provision for income taxes	34,644	28,272	6,372	22.5%

Income from continuing operations	64,398	51,724	12,674	24.5%
Income (loss) from discontinued operations, net of income taxes	—	(10)	10	(100.0%)

Net income	$64,398	$51,714	$12,684	24.5%

The following table presents the reconciliation of adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended September 30,
	2015	2014	Increase/(Decrease)
		(in thousands)
Index adjusted EBITDA expenses	$38,650	$38,838	$(188)	(0.5%)
Analytics adjusted EBITDA expenses	79,125	86,459	(7,334)	(8.5%)
All Other adjusted EBITDA expenses	22,135	24,412	(2,277)	(9.3%)

Consolidated adjusted EBITDA expenses	139,910	149,709	(9,799)	(6.5%)
Amortization of intangible assets	11,710	11,574	136	1.2%
Depreciation and amortization of property, equipment and leasehold improvements	8,049	6,342	1,707	26.9%

Total operating expenses	$159,669	$167,625	$(7,956)	(4.7%)

Segment Results of Operations

The results of operations for each of our three reportable segments for the three months ended September 30, 2015 and 2014 are presented below.

Index Segment

The following table presents the results of operations for the Index segment for the periods indicated:

	Three Months Ended September 30,		Increase/(Decrease)
	2015	2014
		(in thousands)
Operating revenues:
Recurring subscriptions	$89,139	$81,349	$7,790	9.6%
Asset-based fees	50,736	46,657	4,079	8.7%
Non-recurring	1,702	1,863	(161)	(8.6%)

Operating revenues total	141,577	129,869	11,708	9.0%
Adjusted EBITDA expenses	38,650	38,838	(188)	(0.5%)

Adjusted EBITDA	$102,927	$91,031	$11,896	13.1%

Adjusted EBITDA margin %	72.7%	70.1%

Revenues related to Index products increased 9.0% to $141.6 million for the three months ended September 30, 2015 compared to $129.9 million for the three months ended September 30, 2014.

Recurring subscription revenues were up 9.6% to $89.1 million for the three months ended September 30, 2015 compared to $81.4 million for the three months ended September 30, 2014. The increase was primarily driven by growth in benchmark and data products. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscription revenues would have increased 10.5% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Revenues from asset-based fees increased 8.7% to $50.7 million for the three months ended September 30, 2015 compared to $46.7 million for the three months ended September 30, 2014. The increase was driven by higher average AUM in both ETFs and non-ETF passive funds as well as higher trading volumes in futures and options contracts, all linked to MSCI indexes.

Index segment adjusted EBITDA expenses decreased 0.5% to $38.7 million for the three months ended September 30, 2015 compared to $38.8 million for the three months ended September 30, 2014. The decrease primarily reflected lower non-compensation costs, partially offset by higher compensation and benefits costs, mainly within research and development. Adjusting for the impact of foreign currency exchange rate fluctuations, adjusted EBITDA expenses would have increased 4.8% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Analytics Segment

The following table presents the results of operations for the Analytics segment for the periods indicated:

	Three Months Ended September 30,
	2015	2014	Increase/(Decrease)
		(in thousands)
Operating revenues:
Risk management analytics	$81,259	$76,978	$4,281	5.6%
Portfolio management analytics	27,082	26,269	813	3.1%

Operating revenues total	108,341	103,247	5,094	4.9%
Adjusted EBITDA expenses	79,125	86,459	(7,334)	(8.5%)

Adjusted EBITDA	$29,216	$16,788	$12,428	74.0%

Adjusted EBITDA margin %	27.0%	16.3%

Our Analytics segment revenues increased 4.9% to $108.3 million for the three months ended September 30, 2015 compared to $103.2 million for the three months ended September 30, 2014. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment revenues would have increased 6.6% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Revenues related to risk management analytics products increased 5.6% to $81.3 million for the three months ended September 30, 2015 compared to $77.0 million for the three months ended September 30, 2014. The increase in risk management analytics revenues was due to higher revenues from our RiskManager, BarraOne and InvestorForce products.

Revenues related to portfolio management analytics products increased 3.1% to $27.1 million for the three months ended September 30, 2015 compared to $26.3 million for the three months ended September 30, 2014 as a result of higher revenues from new equity risk models and our Barra Portfolio Manager product.

Analytics segment adjusted EBITDA expenses decreased 8.5% to $79.1 million for the three months ended September 30, 2015 compared to $86.5 million for the three months ended September 30, 2014. The decrease was primarily attributable to lower compensation and benefits, reflecting lower staffing levels and higher capitalized costs related to the development of a new analytics architecture and interface, as well as lower non-compensation costs resulting from stronger cost discipline following the conclusion of the Enhanced Investment Program completed in the year ended December 31, 2014. Adjusting for the impact of foreign currency exchange rate fluctuations, adjusted EBITDA expenses would have decreased 4.9% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

All Other Segment

The following table presents the results of operations for the All Other segment, which consists of the ESG and Real Estate product lines, for the periods indicated:

	Three Months Ended September 30,
	2015	2014	Increase/(Decrease)
		(in thousands)
Operating revenues:
ESG	$9,687	$7,542	$2,145	28.4%
Real Estate	9,166	11,003	(1,837)	(16.7%)

Operating revenues total	18,853	18,545	308	1.7%
Adjusted EBITDA expenses	22,135	24,412	(2,277)	(9.3%)

Adjusted EBITDA	$(3,282)	$(5,867)	$2,585	44.1%

Adjusted EBITDA margin %	(17.4%)	(31.6%)

All Other segment revenues increased 1.7% to $18.9 million for the three months ended September 30, 2015 compared to $18.5 million for the three months ended September 30, 2014. The increase was driven by higher revenues from our ESG products, partially offset by lower revenues from Real Estate products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other segment revenues would have increased 6.6% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

ESG product revenues were up 28.4% to $9.7 million for the three months ended September 30, 2015 compared to $7.5 million for the three months ended September 30, 2014, primarily resulting from stronger sales.

Real Estate product revenues decreased 16.7% to $9.2 million for the three months ended September 30, 2015 compared to $11.0 million for the three months ended September 30, 2014. Lower Real Estate product revenues were the result of the timing of report deliveries and the negative impact of foreign currency exchange rate fluctuations. Adjusting for the impact of foreign currency exchange rate fluctuations, Real Estate product revenues would have decreased 8.7% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

All Other segment adjusted EBITDA expenses decreased 9.3% to $22.1 million for the three months ended September 30, 2015 compared to $24.4 million for the three months ended September 30, 2014. The decrease was primarily driven by lower compensation and benefits costs, primarily related to Real Estate, as well as lower non-compensation costs. Adjusting for the impact of foreign currency exchange rate fluctuations, adjusted EBITDA expenses would have decreased 2.5% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Results of Operations

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following table presents the results of operations for the periods indicated:

	Nine Months Ended September 30,
	2015	2014	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$802,120	$745,575	$56,545	7.6%
Operating expenses:
Cost of revenues	202,891	206,784	(3,893)	(1.9%)
Selling and marketing	122,485	123,034	(549)	(0.4%)
Research and development	59,544	53,860	5,684	10.6%
General and administrative	62,417	57,448	4,969	8.6%
Amortization of intangible assets	35,107	34,286	821	2.4%
Depreciation and amortization of property, equipment, and leasehold improvements	23,321	18,091	5,230	28.9%

Total operating expenses	505,765	493,503	12,262	2.5%

Operating income	296,355	252,072	44,283	17.6%
Other expense (income), net	32,237	14,462	17,775	122.9%

Income from continuing operations before provision for income taxes	264,118	237,610	26,508	11.2%
Provision for income taxes	94,079	81,937	12,142	14.8%

Income from continuing operations	170,039	155,673	14,366	9.2%
Income (loss) from discontinued operations, net of income taxes	(5,797)	84,100	(89,897)	(106.9%)

Net income	$164,242	$239,773	$(75,531)	(31.5%)

Earnings per basic common share:
From continuing operations	$1.53	$1.33	$0.20	15.0%
From discontinued operations	(0.05)	0.72	(0.77)	(106.9%)

Earnings per basic common share	$1.48	$2.05	$(0.57)	(27.8%)

Earnings per diluted common share:
From continuing operations	$1.52	$1.32	$0.20	15.2%
From discontinued operations	(0.05)	0.71	(0.76)	(107.0%)

Earnings per diluted common share	$1.47	$2.03	$(0.56)	(27.6%)

Operating margin	36.9%	33.8%

Operating Revenues

The following table presents operating revenues by reportable segment and product category for the periods indicated:

	Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014
		(in thousands)
Operating revenues
Index products
Recurring subscriptions	$261,729	$237,577	$24,152	10.2%
Asset-based fees	147,776	131,652	16,124	12.2%
Non-recurring	5,757	5,200	557	10.7%

Index products total	415,262	374,429	40,833	10.9%

Analytics products
Risk management analytics	242,652	230,224	12,428	5.4%
Portfolio management analytics	80,104	78,437	1,667	2.1%

Analytics products total	322,756	308,661	14,095	4.6%

All Other products
ESG	27,722	19,686	8,036	40.8%
Real Estate	36,380	42,799	(6,419)	(15.0%)

All Other products total	64,102	62,485	1,617	2.6%

Total operating revenues	$802,120	$745,575	$56,545	7.6%

The following table presents operating revenues by recurring subscriptions, asset-based fees and non-recurring revenues for the periods indicated:

	Nine Months Ended September 30,
	2015	2014	Increase/(Decrease)
		(in thousands)
Recurring subscriptions	$641,625	$600,095	$41,530	6.9%
Asset-based fees	147,776	131,652	16,124	12.2%
Non-recurring revenue	12,719	13,828	(1,109)	(8.0%)

Total operating revenues	$802,120	$745,575	$56,545	7.6%

Total operating revenues for the nine months ended September 30, 2015 increased 7.6% to $802.1 million compared to $745.6 million for the nine months ended September 30, 2014.

Revenue from recurring subscriptions increased 6.9% to $641.6 million for the nine months ended September 30, 2015 compared to $600.1 million for the nine months ended September 30, 2014. The increase in subscription revenues was driven by growth across all products with the exception of Real Estate, which was negatively impacted by foreign currency exchange rate fluctuations as well as the timing of report deliveries. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions revenues would have grown 9.0% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Revenues from asset-based fees attributable to our Index products increased 12.2% to $147.8 million for the nine months ended September 30, 2015 compared to $131.7 million for the nine months ended September 30, 2014. The increase was primarily driven by higher average AUM in ETFs and non-ETF passive funds as well as higher trading volumes in futures and options contracts, all linked to MSCI indexes. A significant portion of our revenues from our index-linked investment products are based on fees earned on the value of assets invested in securities denominated in currencies other than the U.S. dollar. The average value of AUM in ETFs linked to MSCI indexes increased $58.5 billion, or 16.3%, compared to the three months ended September 30, 2014.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the year-to-date periods indicated:

	Year-to-Date Average
	2014				2015
($ in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
AUM in ETFs linked to MSCI Indexes	$330.8	$345.4	$358.9	$362.5	$392.5	$417.0	$417.4

Source: Bloomberg and MSCI

Non-recurring revenues were $12.7 million for the nine months ended September 30, 2015, a decrease of 8.0% compared to September 30, 2014. The decrease was primarily driven by lower one-time Real Estate product revenues, partially offset by growth from Index and Analytics products.

Subscription Sales

The following table presents our net new recurring subscription sales and non-recurring sales by reportable segment for the periods indicated:

	Nine Months Ended		Year-Over- Year
	September 30,	September 30,
	2015	2014	Comparison
	(in thousands)
New recurring subscription sales
Index	$35,819	$31,609	13.3%
Analytics	36,338	41,569	(12.6%)
All Other	12,451	12,533	(0.7%)

New recurring subscription sales total	84,608	85,711	(1.3%)

Subscription cancellations
Index	(10,107)	(10,644)	(5.0%)
Analytics	(18,769)	(22,783)	(17.6%)
All Other	(5,859)	(4,203)	39.4%

Subscription cancellations total	(34,735)	(37,630)	(7.7%)

Net new recurring subscription sales
Index	25,712	20,965	22.6%
Analytics	17,569	18,786	(6.5%)
All Other	6,592	8,330	(20.9%)

Net new recurring subscription sales total	49,873	48,081	3.7%

Non-recurring
Index	6,185	6,740	(8.2%)
Analytics	4,796	3,416	40.4%
All Other	3,288	4,939	(33.4%)

Non-recurring sales total	14,269	15,095	(5.5%)

Total Index	$31,897	$27,705	15.1%
Total Analytics	22,365	22,202	0.7%
Total All Other	9,880	13,269	(25.5%)

Total Sales	$64,142	$63,176	1.5%

Aggregate and Core Retention Rates

The following table presents our Aggregate Retention Rates by reportable segment and product category for the periods indicated:

	September 30,	September 30,
	2015	2014
Index products total	96.0%	95.3%

Analytics products
Risk management analytics	94.2%	92.3%
Portfolio management analytics	93.5%	93.0%
Analytics products total	94.0%	92.5%

All Other products
ESG	93.2%	95.7%
Real Estate	87.8%	89.8%
All Other products total	90.1%	92.3%

Total	94.4%	93.6%

The following table presents our Core Retention Rates by reportable segment and product category for the periods indicated:

	September 30,	September 30,
	2015	2014
Index products total	96.0%	95.4%

Analytics products
Risk management analytics	94.2%	92.4%
Portfolio management analytics	93.5%	94.7%
Analytics products total	94.0%	93.0%

All Other products
ESG	93.2%	95.7%
Real Estate	87.8%	89.8%
All Other products total	90.1%	92.3%

Total	94.4%	93.8%

Operating Expenses

The following table presents operating expenses by each of the categories for the periods indicated:

	Nine Months Ended September 30,
	2015	2014	Increase/(Decrease)
		(in thousands)
Operating expenses:
Cost of revenues	$202,891	$206,784	$(3,893)	(1.9%)
Selling and marketing	122,485	123,034	(549)	(0.4%)
Research and development	59,544	53,860	5,684	10.6%
General and administrative	62,417	57,448	4,969	8.6%
Amortization of intangible assets	35,107	34,286	821	2.4%
Depreciation and amortization of property, equipment, and leasehold improvements	23,321	18,091	5,230	28.9%

Total operating expenses	$505,765	$493,503	$12,262	2.5%

The following table presents an alternative view of operating expenses for the periods indicated:

	Nine Months Ended September 30,
	2015	2014	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$324,827	$310,986	$13,841	4.5%
Non-compensation expenses	122,510	130,140	(7,630)	(5.9%)
Amortization of intangible assets	35,107	34,286	821	2.4%
Depreciation and amortization of property, equipment, and leasehold improvements	23,321	18,091	5,230	28.9%

Total operating expenses	$505,765	$493,503	$12,262	2.5%

Operating expenses were $505.8 million for the nine months ended September 30, 2015, an increase of 2.5% compared to $493.5 million for the nine months ended September 30, 2014. The increase included, among other things, a non-cash charge of $3.4 million attributable to the termination of a technology project related to our Analytics products during the current year. Adjusting for the impact of foreign currency exchange rate fluctuations, operating expenses would have increased 6.9% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, compensation and benefits costs were $324.8 million, an increase of 4.5% compared to $311.0 million for the nine months ended September 30, 2014. The increase was primarily impacted by higher costs related to severance and higher average staffing levels, as well as lower capitalized labor costs related to internally developed software.

Non-compensation expenses for the nine months ended September 30, 2015 were $122.5 million, a decrease of 5.9% compared to $130.1 million for the nine months ended September 30, 2014, primarily reflecting decreases in travel & entertainment, recruiting and marketing, partially offset by increases in costs related to information technology.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2015 decreased 1.9% to $202.9 million compared to $206.8 million for the nine months ended September 30, 2014. The decrease was primarily driven by lower costs related to recruiting and professional fees, among other items, partially offset by higher costs related to severance and higher average staffing levels, primarily within the Analytics and All Other segments.

Selling and Marketing

Selling and marketing expenses for the nine months ended September 30, 2015 decreased 0.4% to $122.5 million compared to $123.0 million for the nine months ended September 30, 2014. The decrease was primarily driven by lower costs related to marketing and travel & entertainment, primarily within the Analytics segment, partially offset by an increase in costs related to severance and higher average staffing levels, primarily within the Analytics and Index segments.

Research and Development

Research and development expenses for the nine months ended September 30, 2015 increased 10.6% to $59.5 million compared to $53.9 million for the nine months ended September 30, 2014. The increase was primarily driven by higher costs related to severance and higher average staffing levels, as well as a non-cash charge of $3.4 million attributable to the termination of a technology project related to our Analytics products during the current year.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2015 increased 8.6% to $62.4 million compared to $57.4 million for the nine months ended September 30, 2014. The increase was primarily driven by increased costs related to higher average staffing levels, as well as non-compensation professional fees across all segments.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled $35.1 million and $34.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements totaled $23.3 million and $18.1 million for the nine months ended September 30, 2015 and 2014, respectively. The increase relates to higher depreciation associated with the investments made in our information technology infrastructure.

Other Expense (Income), Net

Other expense (income), net for the nine months ended September 30, 2015 was $32.2 million compared to $14.5 million for the nine months ended September 30, 2014. The increase was primarily driven by $23.5 million of higher interest expense associated with our 2024 and 2025 Senior Notes, partially offset by a $6.3 million gain on the sale of an investment realized in the nine months ended September 30, 2015.

Income Taxes

The provision for income tax expense for the nine months ended September 30, 2015 was $94.1 million, an increase of 14.8% compared to $81.9 million for the nine months ended September 30, 2014. These amounts reflect effective tax rates of 35.6% and 34.5% for the nine months ended September 30, 2015 and 2014, respectively.

The effective tax rate of 35.6% for the nine months ended September 30, 2015 reflects our estimate of the effective tax rate for the period and was impacted by a change in the mix of profits between tax jurisdictions as well as certain discrete items totaling $0.7 million. These items relate to the benefit recognized on the sale of an investment in which the tax basis and book basis were permanently different, partially offset by an increased liability for state taxes.

The effective tax rate of 34.5% for the nine months ended September 30, 2014 reflects our estimate of such tax rate for the period and was impacted by certain discrete items totaling $3.4 million related to state taxes, the release of reserves associated with certain IRS examinations and certain federal and foreign discrete items related to the filing of such tax returns. The cumulative effect of these discrete items was to decrease our effective tax rate by 1.4 percentage points.

Income (loss) from Discontinued Operations, Net of Income Taxes

Loss from discontinued operations, net of income taxes, for the nine months ended September 30, 2015 reflects the impact of a $5.8 million out-of-period income tax charge associated with tax obligations triggered upon the sale of ISS. Income from discontinued operations, net of income taxes was $84.1 million for the nine months ended September 30, 2014 and includes a net gain of $78.7 million resulting from the sale of ISS.

Adjusted EBITDA

The following table presents the calculation of adjusted EBITDA for the periods indicated:

	Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014
		(in thousands)
Operating revenues	$802,120	$745,575	$56,545	7.6%
Adjusted EBITDA expenses	447,337	441,126	6,211	1.4%

Adjusted EBITDA	$354,783	$304,449	$50,334	16.5%

Adjusted EBITDA margin %	44.2%	40.8%
Operating margin %	36.9%	33.8%

Adjusted EBITDA increased 16.5% to $354.8 million for the nine months ended September 30, 2015 compared to $304.4 million for the nine months ended September 30, 2014. Adjusted EBITDA margin increased to 44.2% for the three months ended September 30, 2015 compared to 40.8% for the three months ended September 30, 2014. The improvement in margin reflects faster growth in revenues than in expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of adjusted EBITDA to net income for the periods indicated:

	Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014
	(in thousands)
Index adjusted EBITDA	$293,997	$259,289	$34,708	13.4%
Analytics adjusted EBITDA	64,560	52,345	12,215	23.3%
All Other adjusted EBITDA	(3,774)	(7,185)	3,411	47.5%

Consolidated adjusted EBITDA	354,783	304,449	50,334	16.5%
Amortization of intangible assets	35,107	34,286	821	2.4%
Depreciation and amortization of property, equipment and leasehold improvements	23,321	18,091	5,230	28.9%

Operating income	296,355	252,072	44,283	17.6%
Other expense (income), net	32,237	14,462		122.9%
Provision for income taxes	94,079	81,937	12,142	14.8%

Income from continuing operations	170,039	155,673	14,366	9.2%
Income (loss) from discontinued operations, net of income taxes	(5,797)	84,100	(89,897)	(106.9%)

Net income	$164,242	$239,773	$(75,531)	(31.5%)

The following table presents the reconciliation of adjusted EBITDA expenses to operating expenses for the periods indicated:

	Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014
	(in thousands)
Index adjusted EBITDA expenses	$121,265	$115,140	$6,125	5.3%
Analytics adjusted EBITDA expenses	258,196	256,316	1,880	0.7%
All Other adjusted EBITDA expenses	67,876	69,670	(1,794)	(2.6%)

Consolidated adjusted EBITDA expenses	447,337	441,126	6,211	1.4%
Amortization of intangible assets	35,107	34,286	821	2.4%
Depreciation and amortization of property, equipment and leasehold improvements	23,321	18,091	5,230	28.9%

Total operating expenses	$505,765	$493,503	$12,262	2.5%

Segment Results of Operations

The results of operations for each of our three reportable segments for the nine months ended September 30, 2015 and 2014 are presented below.

Index Segment

The following table presents the results of operations for the Index segment for the periods indicated:

	Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014
		(in thousands)
Operating revenues:
Recurring subscriptions	$261,729	$237,577	$24,152	10.2%
Asset-based fees	147,776	131,652	16,124	12.2%
Non-recurring	5,757	5,200	557	10.7%

Operating revenues total	415,262	374,429	40,833	10.9%
Adjusted EBITDA expenses	121,265	115,140	6,125	5.3%

Adjusted EBITDA	$293,997	$259,289	$34,708	13.4%

Adjusted EBITDA margin %	70.8%	69.2%

Revenues related to our Index products increased 10.9% to $415.3 million for the nine months ended September 30, 2015 compared to $374.4 million for the nine months ended September 30, 2014.

Revenues from recurring subscriptions were up 10.2% to $261.7 million for the nine months ended September 30, 2015 compared to $237.6 million for the nine months ended September 30, 2014, driven primarily by growth in revenues from our benchmark and data products. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscription revenues would have increased 11.1% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Revenues from asset-based fees attributable to our Index products increased 12.2% to $147.8 million for the nine months ended September 30, 2015 compared to $131.7 million for the nine months ended September 30, 2014. As discussed above, the increase was primarily driven by higher average AUM in ETFs, as well as higher average AUM in non-ETF passive funds and higher trading volumes in futures and options contracts, all linked to MSCI indexes.

Index segment adjusted EBITDA expenses increased 5.3% to $121.3 million for the nine months ended September 30, 2015 compared to $115.1 million for the nine months ended September 30, 2014. The increase primarily reflected higher compensation costs, mainly within selling and marketing, partially offset by lower non-compensation costs, mainly within general and administrative. Adjusting for the impact of foreign currency exchange rate fluctuations, adjusted EBITDA expenses would have increased 10.6% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Analytics Segment

The following table presents the results of operations for the Analytics segment for the periods indicated:

	Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014

		(in thousands)
Operating revenues:
Risk management analytics	$242,652	$230,224	$12,428	5.4%
Portfolio management analytics	80,104	78,437	1,667	2.1%

Operating revenues total	322,756	308,661	14,095	4.6%
Adjusted EBITDA expenses	258,196	256,316	1,880	0.7%

Adjusted EBITDA	$64,560	$52,345	$12,215	23.3%

Adjusted EBITDA margin %	20.0%	17.0%

Revenues related to our Analytics segment increased 4.6% to $322.8 million for the nine months ended September 30, 2015 compared to $308.7 million for the nine months ended September 30, 2014. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment revenues would have increased 6.3% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Revenues related to risk management analytics products increased 5.4% to $242.7 million for the nine months ended September 30, 2015 compared to $230.2 million for the nine months ended September 30, 2014. The increase was primarily driven by higher revenues from our RiskManager, HedgePlatform, BarraOne and InvestorForce products.

Revenues related to portfolio management analytics products increased 2.1% to $80.1 million for the nine months ended September 30, 2015 compared to $78.4 million for the nine months ended September 30, 2014. The increase in revenues was the result of higher revenues from our new equity risk models and our Barra Portfolio Management product.

Analytics segment adjusted EBITDA expenses increased 0.7% to $258.2 million for the nine months ended September 30, 2015 compared to $256.3 million for the nine months ended September 30, 2014. The increase was primarily attributable to higher severance, higher compensation and benefits costs, mainly related to cost of revenues, as well as lower capitalized costs related to internally developed software within research and development. Adjusting for the impact of foreign currency exchange rate fluctuations, adjusted EBITDA expenses would have increased 4.4% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

All Other Segment

The following table presents the results of operations for the All Other segment for the periods indicated:

	Nine Months Ended September 30,
	2015	2014	Increase/(Decrease)

		(in thousands)
Operating revenues:
ESG	$27,722	$19,686	$8,036	40.8%
Real Estate	36,380	42,799	(6,419)	(15.0%)

Operating revenues total	64,102	62,485	1,617	2.6%
Adjusted EBITDA expenses	67,876	69,670	(1,794)	(2.6%)

Adjusted EBITDA	$(3,774)	$(7,185)	$3,411	47.5%

Adjusted EBITDA margin %	(5.9%)	(11.5%)

All Other segment revenues increased 2.6% to $64.1 million for the nine months ended September 30, 2015 compared to $62.5 million for the nine months ended September 30, 2014. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other segment revenues would have increased 10.9% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

ESG product revenues were up 40.8% to $27.7 million for the nine months ended September 30, 2015 compared to $19.7 million for the nine months ended September 30, 2014. The increase was primarily driven by growth in revenues from our ESG index product.

Real Estate product revenues decreased 15.0% to $36.4 million for the nine months ended September 30, 2015 compared to $42.8 million for the nine months ended September 30, 2014. Adjusting for the impact of foreign currency exchange rate fluctuations, Real Estate product revenues would have decreased 3.1% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

All Other segment adjusted EBITDA expenses decreased 2.6% to $67.9 million for the nine months ended September 30, 2015 compared to $69.7 million for the nine months ended September 30, 2014. The decrease was primarily driven by lower non-compensation costs, primarily within Real Estate. Adjusting for the impact of foreign currency exchange rate fluctuations, adjusted EBITDA expenses would have increased 4.7% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

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

Senior Notes and Credit Agreement

We have issued an aggregate of $1.6 billion in senior unsecured notes, in two discrete private offerings of $800.0 million each. On November 20, 2014, we completed our first private offering of $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “2024 Senior Notes”) and also entered into a $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”) by and among the Company, as borrower, certain of MSCI’s subsidiaries, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. We used the net proceeds from the offering of the 2024 Senior Notes, together with cash on hand, to repay in full our outstanding term loan indebtedness of $794.8 million, which bore interest at LIBOR plus a margin of 2.25%.

On August 13, 2015, we completed our second private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2025 (the “2025 Senior Notes”). We intend to use the net proceeds from the offering of the 2025 Senior Notes for general corporate purposes, including, without limitation, buybacks of MSCI common stock.

The 2024 Senior Notes are scheduled to mature and be paid in full on November 20, 2024. At any time prior to November 15, 2019, we may redeem all or part of the 2024 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, we may redeem all or part of the 2024 Senior Notes, together with accrued and unpaid interest, on or after November 15, 2019, at redemption prices set forth in the indenture governing our 2024 Senior Notes. At any time prior to November 15, 2017, we may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2024 Senior Notes, including any permitted additional notes, at a redemption price equal to 105.25% of the principal amount.

The 2014 Revolving Credit Agreement replaced the prior senior secured revolving credit facility. The 2014 Revolving Credit Agreement has an initial term of five years that may be extended twice, at our request, in each case by one additional year.

The 2025 Senior Notes are scheduled to mature and be paid in full on August 15, 2025. At any time prior to August 15, 2020, we may redeem all or part of the 2025 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, we may redeem all or part of the 2025 Senior Notes, together with accrued and unpaid interest, on or after August 15, 2020, at redemption prices set forth in the indenture governing our 2025 Senior Notes. At any time prior to August 15, 2018, we may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2025 Senior Notes, including any permitted additional notes, at a redemption price equal to 105.75% of the principal amount.

Interest on the 2024 Senior Notes accrues at a fixed rate of 5.25% per annum and is payable semiannually in arrears on May 15 and November 15 of each year, to the holders of record as of the immediately preceding May 1 and November 1. The first interest payment of $20.4 million was made on May 15, 2015. The next interest payment will be made on November 15, 2015.

Interest on the 2025 Senior Notes accrues at a fixed rate of 5.75% per annum and is payable semiannually in arrears on February 15 and August 15 of each year, to the holders of record as of the immediately preceding February 1 and August 1. The first interest payment will be made on February 15, 2016.

The 2024 and 2025 Senior Notes and the 2014 Revolving Credit Agreement are fully and unconditionally, and jointly and severally, guaranteed by our direct or indirect wholly-owned domestic subsidiaries that account for more than 5% of our and our subsidiaries’ consolidated assets, other than certain excluded subsidiaries (the “subsidiary guarantors”). Amounts due under the 2014 Revolving Credit Agreement are our and the subsidiary guarantors’ senior unsecured obligations and rank equally with the 2024 and 2025 Senior Notes and any of our other unsecured, unsubordinated debt, senior to any of our subordinated debt and effectively subordinated to our secured debt to the extent of the assets securing such debt.

The indentures governing our 2024 and 2025 Senior Notes (the “Indentures”) among us, each of the subsidiary guarantors, and Wells Fargo Bank, National Association, as trustee, contain covenants that limit our and certain of our subsidiaries’ ability to, among other things, incur liens, enter into sale/leaseback transactions and consolidate, merge or sell all or substantially all of our assets. In addition, the Indentures restrict our non-guarantor subsidiaries’ ability to create, assume, incur or guarantee additional indebtedness without such non-guarantor subsidiaries guaranteeing the 2024 and 2025 Senior Notes on a pari passu basis.

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

The 2014 Revolving Credit Agreement and the Indentures also contain customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, bankruptcy and insolvency events, invalidity or impairment of loan documentation or collateral, change of control and customary ERISA defaults. None of the restrictions above are expected to impact our ability to effectively operate the business.

The 2014 Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the 2014 Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the 2014 Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 3.75:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the 2014 Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of September 30, 2015, our Consolidated Leverage Ratio was 3.20:1.00 and our Consolidated Interest Coverage Ratio was 10.27:1.00.

Our non-guarantor subsidiaries of the 2024 and 2025 Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $192.4 million, or 18.3%, of our total revenue for the twelve months ended September 30, 2015, approximately $46.2 million, or 12.1%, of our consolidated operating income for the twelve months ended September 30, 2015, and approximately $380.2 million, or 11.3%, of our consolidated total assets (excluding intercompany assets) and $143.2 million, or 6.4%, of our consolidated total liabilities, in each case as of September 30, 2015.

Share Repurchases

On February 6, 2014, we entered into the February 2014 ASR Agreement to initiate share repurchases aggregating $100.0 million. As a result, we received 1.7 million shares on February 7, 2014 and 0.6 million shares on May 5, 2014 for a combined average purchase price of $43.10 per share.

On September 18, 2014, we entered into the September 2014 ASR Agreement. On September 19, 2014, we paid $300.0 million in cash and received approximately 4.5 million shares of our common stock under the September 2014 ASR Agreement. On May 21, 2015, we completed the September ASR Program, receiving approximately 1.2 million shares. In total, 5.7 million shares were delivered for an average purchase price of $52.79 per share. The repurchased shares are held in treasury.

On June 2, 2015, we began purchasing shares of our common stock on the open market in accordance with SEC Rule 10b5-1. Through September 30, 2015, we paid $403.4 million to receive approximately 6.5 million shares of our common stock pursuant to 10b5-1 plans for a combined average price of $62.01 per share.

During the quarter ended September 30, 2015, we paid $12.1 million to receive approximately 0.2 million shares on the open market as part of the 2014 Repurchase Program. These open market share repurchases were made separate to any repurchases made under any 10b5-1 plan or previously announced ASR agreement.

Since the introduction of the 2014 Repurchase Program through September 30, 2015, we have paid $715.6 million and have received an aggregate of approximately 12.4 million shares under the programs for a combined average price of $57.76 per share.

From October 1, 2015 through October 14, 2015, we paid an additional $134.5 million and received 2.3 million more shares under a 10b5-1 Buyback Plan, which completed the $850.0 million repurchase authorization under the 2014 Repurchase Program. In the aggregate, we purchased a total of 14.7 million shares for an average purchase price of $57.99 per share under the 2014 Repurchase Program.

On October 28, 2015, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $1.0 billion worth of shares of MSCI’s common stock (the “2015 Repurchase Program”). Share repurchases made pursuant to the 2015 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

Cash Dividends

On September 17, 2014, the Board of Directors approved a plan to initiate a quarterly cash dividend. In aggregate, the Company has paid quarterly cash dividends totaling $85.4 million since the initial quarterly cash dividend approval.

On October 28, 2015, the Board of Directors declared a cash dividend of $0.22 per share for fourth quarter 2015. The fourth quarter 2015 dividend is payable on November 30, 2015 to shareholders of record as of the close of trading on November 13, 2015.

Cash Flows

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$993,488	$508,799

Cash and cash equivalents were $993.5 million and $508.8 million as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, $101.8 million and $102.3 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the United States. In addition, repatriation of some foreign cash is further restricted by local laws.

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

Cash (Used In) Provided by Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash provided by operating activities	$224,672	$201,619
Cash (used in) provided by investing activities	(30,532)	305,702
Cash provided by (used in) financing activities	296,033	(412,377)
Effect of exchange rates on cash and cash equivalents	(5,484)	(5,185)

Net increase in cash and cash equivalents	$484,689	$89,759

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $224.7 million and $201.6 million for the nine months ended September 30, 2015 and 2014, respectively. The year-over-year increase reflects improved billings and collections from customers, partially offset by higher cash payments for expenses.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $30.5 million for the nine months ended September 30, 2015 compared to cash provided by investing activities of $305.7 million for the nine months ended September 30, 2014. The year-over-year decrease primarily reflects the $362.8 million cash payment received upon the disposition of ISS in the nine months ended September 30, 2014, partially offset by the purchase of Governance Holdings Co. during the nine months ended September 30, 2014, as well as lower capital expenditures.

Cash Flows From Financing Activities

Cash provided by financing activities was $296.0 million for the nine months ended September 30, 2015 compared to cash used in financing activities of $412.4 million for the nine months ended September 30, 2014. The year-over-year increase primarily reflects the impact of our 2025 Senior Notes offering in August 2015, partially offset by the payment of dividends, which began in the three months ended December 31, 2014, as well as by higher share repurchases.

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

A significant portion of our revenues from our index-linked investment products are based on fees earned on the value of assets invested in securities denominated in currencies other than the U.S. dollar. Revenues from index-linked investment products represented approximately $147.8 million, or 18.4%, and $131.7 million, or 17.7%, of our total revenues for the nine months ended September 30, 2015 and 2014, respectively. While our fees for index-linked investment products are substantially invoiced in U.S. dollars, the fees are based on the investment product’s assets, approximately two-thirds of which are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products, resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the nine months ended September 30, 2015 and 2014, approximately 12.2% and 15.0% of our total revenues, respectively, were invoiced in currencies other than U.S. dollars. For the nine months ended September 30, 2015, 54.3% of our revenues invoiced in foreign currency were in Euros, 24.1% were in British pounds sterling and 12.8% were in Japanese yen. For the nine months ended September 30, 2014, 54.5% of our revenues invoiced in foreign currency were in Euros, 24.0% were in British pounds sterling and 12.0% were in Japanese yen.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately $209.6 million, or 41.4%, and $231.4 million, or 43.7%, of our total operating costs for the nine months ended September 30, 2015 and 2014, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Swiss francs, Euros, Hungarian forints, Hong Kong dollars, Chinese yuan and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the United States.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with amounts denominated in certain foreign currencies. As a result of these positions, we recognized total foreign currency exchange losses of $2.4 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts were recorded in “Other expense (income), net” in our Unaudited Condensed Consolidated Statements of Income.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2015 and 2014 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

There have been no material changes since December 31, 2014 to the significant risk factors and uncertainties known to the Company that, if they were to materialize or occur, would, individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended September 30, 2015.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (July 1, 2015-July 30, 2015)	1,393,507	$63.69	1,382,959	$399,312,000

Month #2 (August 1, 2015-August 31, 2015)	1,186,792	$63.32	1,185,298	$324,270,000

Month #3 (September 1, 2015-September 30, 2015)	3,128,740	$60.70	3,126,621	$134,513,000

Total	5,709,039	$61.98	5,694,878	$134,513,000

(1)	Includes (i) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units; (ii) shares withheld to satisfy tax withholding obligations and exercise price on behalf of employees that occur upon exercise and delivery of outstanding shares underlying stock options; and (iii) shares held in treasury under the MSCI Inc. Director Deferral Plan. The value of the shares withheld were determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company. The amount also includes shares repurchased under the 2014 Repurchase Program.
(2)	See Note 8, “Commitments And Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding our stock repurchase programs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index has been filed as part of this report on page EX-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 30, 2015

MSCI INC. (Registrant)

By:	/s/ Robert Qutub
Robert Qutub Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED SEPTEMBER 30, 2015

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	4.1	Form of Senior Indenture (filed as Exhibit 4.1 to the Company’s Form S-3ASR (File No. 333-206232), filed with the SEC on August 7, 2015 and incorporated by reference herein)

	4.2	Form of Subordinated Indenture (filed as Exhibit 4.2 to the Company’s Form S-3ASR (File No. 333-206232), filed with the SEC on August 7, 2015 and incorporated by reference herein)

	4.3	Indenture, dated as of August 13, 2015, among MSCI Inc., each of the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on August 13, 2015 and incorporated by reference herein)

	4.4	Form of Note for MSCI Inc. 5.750% Senior Notes due August 15, 2025 (included in Exhibit 4.3)

	11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 5 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*	15.1	Letter of awareness from PricewaterhouseCoopers LLP, dated October 30, 2015, concerning unaudited interim financial information

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

EX-1