Form 10-K
period 2015-12-31
MSCI Inc.
filed 2016-02-26
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

    YES  ☐    NO  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these securities as reported by The New York Stock Exchange on June 30, 2015) was $6,693,433,307. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 19, 2016, there were 98,786,211 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: Portions of the registrant’s proxy statement for its annual meeting of stockholders, to be held on April 28, 2016, are incorporated herein by reference into Part III of this Form 10-K.

MSCI INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Overview

MSCI offers content, applications and services to support the needs of institutional investors throughout their investment processes. Clients look to us for an integrated view of the drivers of risk and return in their portfolios, broad and deep asset class coverage, quality data, an objective perspective and innovation.

MSCI clients include asset owners (pension funds, endowments, foundations, central banks, family offices and insurance companies), asset management firms (mutual funds, hedge funds, providers of exchange-traded funds (“ETFs”)), private wealth managers and financial intermediaries (banks, broker-dealers, exchanges, custodians, trust companies and investment consultants).

We provide products and services that support global investing and for decades have helped institutional investors address challenging investment and risk problems. Equity factor investing was pioneered in the 1970s based on research, data and analytics developed by Barra – part of MSCI since 2004. We continue to innovate in the development of indexes and analytical models; provision of ratings and analysis that enables institutional investors to integrate environmental, social and governance (“ESG”) factors into their investment strategies; and analysis of real estate in both privately and publicly owned portfolios.

Clients use our content and applications to help construct portfolios and allocate assets. Our analytical tools help them measure and manage risk across all major asset classes. Our powerful computational and reporting engine can process large multi-asset class portfolios on an intra-day basis. We offer clients the flexibility to tailor MSCI products and services and integrate them into their own workflows.

Primary Uses of MSCI Products and Services

Institutional investors use MSCI’s offerings to achieve a wide range of objectives.

Benchmarking—Institutional investors worldwide use indexes from MSCI to evaluate the performance of their funds. MSCI indexes are among the most widely used benchmarks for multi-country passive and active equity strategies worldwide.

Index-linked product creation—MSCI indexes are used as the basis for products such as ETFs. MSCI is a leading provider of equity indexes to the equity ETF industry, with approximately 800 ETFs based on MSCI equity indexes listed around the world.

Portfolio construction—Asset managers use our research, data and multi-asset class and multi-currency models to help build portfolios and allocate assets. Our global equity content sets provide tools for portfolio optimization and back-testing. Asset managers also construct portfolios by replicating or tracking MSCI indexes.

Risk management—MSCI’s tools for statistical analysis provide clients with a broad range of risk calculations on a daily and weekly basis. One of our best-known statistical models calculates Value at Risk (“VaR”), which estimates the largest possible loss that could be incurred in a portfolio at a specific confidence level over a given period of time. We offer an extensive library of stress testing scenarios that enable clients to design and run stress tests that reflect their own investment parameters.

ESG integration—MSCI ESG Research provides in-depth ratings and analysis of ESG-related business practices of thousands of companies worldwide. Our ratings and analysis can help institutional investors pursue their sustainable long-term investing goals and uncover risks and opportunities that traditional investment research may not detect.

Performance attribution—MSCI offers a suite of performance attribution models with which to analyze the sources of portfolio performance on an absolute or relative basis. Our tools are multi-asset class and multi-currency, and we collect market and asset data daily. A streamlined workflow makes attribution reporting intuitive and efficient.

Regulatory reporting—We help institutional investors comply with regulatory reporting requirements around the world. Our processing capability enables us to create and implement a broad range of customized reports.

Our Business Model

Our principal business model is to license annual, recurring subscriptions to our products and services for an annual fee, paid up-front. Fees may vary by product or service, number of users or volume of services. Recurring subscriptions include MSCI’s managed services offering, whereby we oversee the production of risk and performance reports on behalf of clients.

We also derive revenue from clients who use our indexes as the basis for index-linked investment products such as ETFs or as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the assets under management (“AUM”) in their investment product.

Certain exchanges use our indexes as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades.

Clients also subscribe to periodic benchmark reports, digests and other publications associated with our real estate products.

We also realize one-time fees related to customized reports, historical data sets, and certain implementation and consulting services, as well as from certain products and services that are purchased on a non-renewal basis.

Revenues for the year ended December 31, 2015 totaled $1,075.0 million, up 7.9% from the prior year period. Sources of revenue consisted of $857.5 million in recurring subscriptions, $198.0 million in revenue from asset-based fees, and $19.5 million in non-recurring revenue.

Our Product Segments

MSCI operates in four segments: Index, Analytics, ESG and Real Estate. Because the operating segments of ESG and Real Estate do not meet segment disclosure reporting thresholds, ESG and Real Estate are combined and presented as part of the All Other segment for reporting purposes. This segment structure reflects a change that we made to our reportable and operating segments during the year ended December 31, 2015 to better align our financial reporting with how our products and services are offered to our clients, as well as to offer additional insight into how the Company is being managed. See Note 1, “Introduction and Basis of Presentation,” and Note 13, “Segment Information,” of the Notes to Consolidated Financial Statements included herein for additional information on our current segment reporting structure.

The following table presents operating revenue and Adjusted EBITDA by reportable segment for the year ended December 31, 2015:

	Year Ended December 31, 2015
	Operating Revenues	Percentage of total (%)	Adjusted EBITDA(1)	Percentage of total (%)
	(in thousands)
Index	$558,964	52.0%	$392,987	81.6%
Analytics	433,424	40.3%	95,468	19.8%
All Other	82,625	7.7%	(6,758)	(1.4%)

Total	$1,075,013	100.0%	$481,697	100.0%

(1)	See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for the definition of Adjusted EBITDA and discussion of Adjusted EBITDA and Segment Results.

Index Segment

MSCI’s indexes are used in many areas of the investment process, including index-linked product creation and performance benchmarking, as well as portfolio construction and rebalancing, and asset allocation. MSCI currently calculates over 180,000 global equity indexes and approximately 8,300 custom indexes. As of December 31, 2015, 97 of the top 100 global asset managers licensed equity indexes from MSCI (as ranked by Pensions & Investments (“P&I”) in its report dated April 2015).

MSCI’s global equity indexes are designed to measure returns across a wide variety of equity markets (e.g., Europe, Japan, USA, emerging markets), sizes (e.g., small and large capitalization), styles (e.g., growth, value), industries (e.g., banks, media), strategies (e.g., active, passive, factors) and themes (e.g., economic exposure). MSCI-branded ESG indexes are designed to help clients incorporate ESG considerations into their investment processes. MSCI’s real estate indexes are designed to measure the performance and risk indicators of our clients against their peers.

Clients receive data directly from MSCI or from one or more third-party providers of financial information that distributed our equity index products worldwide as of December 31, 2015.

The performance of MSCI’s equity indexes is also referenced frequently when selecting investment managers, assigning return benchmarks in mandates, comparing performance and providing market and academic commentary. The performance of certain of our equity indexes is reported on a daily basis in the financial media.

Products in MSCI’s Index segment include:

•	MSCI Global Equity Indexes. MSCI Global Equity Indexes are our flagship index products. As of December 31, 2015, we calculated indexes that covered more than 80 countries in developed, emerging and frontier markets, as well as various regional and country indexes built from the component country indexes. These indexes include the MSCI ACWI, MSCI World, MSCI EAFE, MSCI ACWI IMI, MSCI Emerging Market and MSCI USA Indexes. We also offer industry indexes, value and growth style indexes and large-, mid-, small- and micro-capitalization size segment indexes. We believe that MSCI Global Equity Indexes are the most widely used benchmarks by cross-border equity funds. A number of asset owners use the MSCI ACWI IMI Indexes as the policy benchmark for their equity portfolios. We also continue to enhance and expand successful product offerings, as evidenced by the launch of new indexes (e.g., the MSCI Core Infrastructure Indexes, MSCI Adaptive Hedge Indexes, MSCI Adaptive Capped Indexes, MSCI Islamic Indexes M-Series, MSCI India Domestic Indexes, MSCI Indexes with the ITG Fair Value Model, and MSCI Enhanced Value Indexes) to be used as the basis for ETFs and other financial products.

•	MSCI Custom Indexes. In recent years, MSCI has significantly increased the number of custom indexes it calculates. MSCI currently calculates approximately 8,300 custom indexes, which apply a client’s criteria to an existing MSCI index. Examples of customization criteria include liquidity screening, currency hedging, tax rates, stock exclusions or special weighting. Custom indexes can reflect specific investment criteria, such as socially responsible investment requirements or regulatory constraints. They can be used for back-testing strategies or developing specialized investment products, minimizing portfolio tracking error and constructing index-linked products.

•	MSCI Factor Indexes. MSCI Factor Indexes seek to address an emerging trend among institutional investors and asset managers whose asset allocation processes include risk groupings such as growth, income, inflation, volatility and liquidity. MSCI Factor Indexes reflect components of equity return that were once considered added value, or alpha, but that can be attributed to sources of systematic return such as value, size, quality, yield, volatility, or momentum. MSCI offers a comprehensive suite of factor index families, including the MSCI Minimum Volatility Indexes, high-exposure factor indexes (e.g., the MSCI Enhanced Value, MSCI Equal Weighted and MSCI High Dividend Yield Indexes), single high capacity factor indexes (e.g., the MSCI Quality Tilt, MSCI Dividend Tilt, MSCI Size Tilt, MSCI Momentum Tilt, MSCI Volatility Tilt and MSCI Value Weighted Indexes) and combinations of factor indexes and multi-factor indexes, such as the MSCI Diversified Multiple-Factor Indexes.

•	MSCI ESG Indexes. MSCI ESG Indexes are designed to meet the growing demand for indexes that integrate ESG factors into benchmarks to measure performance for use by institutional investors who wish to adopt a long-term sustainable investment view. They enable clients to issue index-based ESG investment products, to benchmark the performance of ESG portfolios, and to measure and report on compliance with ESG mandates. The MSCI ESG Indexes include: Sustainability Indexes that use a selection process based on MSCI ESG Ratings; Socially Responsible Investment (SRI) Indexes that exclude companies based on certain values, norms or ethical standards; Environmental Indexes, including Low Carbon Indexes, Fossil Fuels Exclusion Indexes and benchmarks that represent the markets for renewable energy and clean technology; and custom indexes based on client-defined ESG specifications.

•	MSCI Real Estate Indexes. MSCI’s Real Estate indexes cover sectors, factors, liquidity and custom indexes that span the real estate market.

•

Global Industry Classification Standard (GICS ®). GICS was developed and is maintained jointly by MSCI and Standard & Poor’s Financial Services, LLC, a subsidiary of The McGraw-Hill Companies, Inc. (“Standard & Poor’s”). This classification system was designed to respond to clients’ needs for a comprehensive, consistent and accurate framework for classifying companies into industries. GICS is widely accepted as an industry analysis framework for investment research, portfolio management and asset allocation. MSCI’s equity index products classify constituent securities according to GICS. We offer GICS Direct, a joint product of MSCI and Standard & Poor’s. GICS Direct is a database comprising over 44,000 active companies and more than 54,000 securities classified by sector, industry group, industry and sub-industry in accordance with the proprietary GICS methodology.

Analytics Segment

MSCI’s Analytics products offer institutional investors an integrated view of risk and return. Our research-enhanced content and tools help institutional investors understand and control for market, credit, liquidity and counterparty risk across all major asset classes, spanning short, medium and long-term time horizons.

MSCI’s Analytics platform includes Barra multi-factor models; pricing models; methodologies for performance attribution; RiskMetrics models for statistical analysis, such as VaR; and tools for security analysis, portfolio optimization, back testing and stress testing.

Our global risk and performance engine is built for scale, enabling clients to conduct complex simulations and stress tests.

Analytics products from MSCI include:

•	RiskMetrics RiskManager. We believe that RiskMetrics RiskManager is an industry leader in VaR simulation and stress testing. Clients use RiskManager for daily analysis, measuring and monitoring of market and liquidity risk at fund and firm levels, sensitivity and stress testing, interactive what-if analysis, and counterparty credit exposure. RiskManager is a highly scalable platform accessed by clients via a license to a secure, interactive web-based application service, and is offered as an outsourced risk reporting service or as a web service in which a client’s systems access RiskMetrics’ core risk elements by connecting directly to MSCI’s systems.

•	BarraOne. BarraOne, powered by the Barra Integrated Model (“BIM”), provides clients with global, multi-asset class risk analysis using Barra’s fundamental factor methodology. BarraOne also includes VaR simulation, stress testing, optimization and performance attribution modules that enable clients to manage multi-asset class portfolios, carry out risk allocation budgeting, manager monitoring, performance attribution and regulatory risk reporting.

•	Barra Portfolio Manager. Barra Portfolio Manager is an integrated risk and performance platform that is designed to help fund managers and their teams gain additional portfolio insight, manage a more systematic investment process and make faster, more informed investment decisions. The hosted interactive user interface allows users to analyze risk and return, conduct pre-trade what-if analysis across a number of scenarios and construct portfolios using the Barra Optimizer. It also allows users to decompose the risk and attribute the return of their portfolios according to Barra models. The platform supports optional data management services that allow users to outsource the loading and reconciliation of their portfolio and other proprietary data.

•	Barra Equity Models Direct. Barra Equity Models Direct delivers our proprietary risk data to clients for integration into their own software applications. Barra Equity Models Direct includes Barra Global Total Market Models, Barra Regional Equity Models and Barra Single Country Equity Models. The proprietary risk data in Barra Equity Models Direct is also available via third-party providers. We offer the proprietary risk data from global, regional and single country Barra risk models and most of these models are available with short-term and long-term time horizons so that clients can select the risk data that best suits their investment processes.

•	Barra Integrated Model (“BIM”). BIM provides a detailed view of risk across markets and asset classes, including currencies, equities, fixed income, commodities, mutual funds and hedge funds. It begins by identifying the factors that affect the returns of many asset classes, including equity and fixed income securities and currencies. These factors are then combined into a single global equity model that forecasts the risk of multi-asset class global portfolios.

•	Barra Aegis. Barra Aegis is a sophisticated software application for equity risk management and portfolio analysis that is powered by our proprietary equity risk data. It is deployed by the client as a desktop application. Barra Aegis offers an integrated suite of equity investment analytics modules, specifically designed to help clients actively manage their equity risk against their expected returns. It also enables clients to construct optimized portfolios based on client-specified expectations and constraints.

•	HedgePlatform. HedgePlatform, a reporting service, allows clients that invest in hedge funds, including funds of funds, pension funds and endowments, to measure, evaluate and monitor the risk of their hedge fund investments across multiple hedge fund strategies. MSCI collects position-level information from hedge funds on a monthly basis and provides clients with risk information for each individual hedge fund in which they invest as well as aggregate risk information for their overall portfolio of hedge funds. Clients who use RiskManager to measure the risk of their own holdings can further integrate the positions collected via our HedgePlatform service to allow computation of risk across their entire portfolio, while the confidential and proprietary nature of the underlying hedge fund holdings is maintained. HedgePlatform reports include statistics such as exposure (e.g., long, short, net and gross), sensitivities, scenario analysis, stress tests and VaR analysis.

•	InvestorForce. InvestorForce products offer performance reporting solutions to the institutional investment community in the United States by providing investment consultants with an integrated solution for daily monitoring, analysis of and reporting on institutional assets. InvestorForce products also offer clients access via a web portal to a database that includes portfolio analytics and transaction and holdings information, which is updated in real time as data is collected from custodial banks and fund managers.

•	WealthBench. WealthBench is an investment planning platform for private banks, financial advisers, brokerages and trust companies. WealthBench assists users in delivering informed, tailored investment planning proposals for high net worth individuals reflecting their needs, goals and risk tolerances while remaining consistent with firm-driven investment and risk-based policies. WealthBench incorporates robust analytics, market-consistent inputs and transparent methodologies.

•	CreditManager. CreditManager is a portfolio credit risk management system used primarily by banks to calculate economic capital, facilitate risk-based pricing and measure credit risk concentrations. The application is designed to consolidate and compare risks and opportunities across multiple credit exposures including bonds, credit derivatives and traditional lending.

All Other Segment—ESG

MSCI’s ESG products offer research and ratings that enable institutional investors to assess risks and opportunities arising from ESG issues, as well as evaluate both individual securities and investment portfolios. MSCI develops screening and modeling tools that allow users to align investments with a set of ESG values such as perceptions of certain business activities, religious views or international norms; generate buy/restricted lists of companies that meet those criteria; understand the implications of restrictions on portfolios; and examine company specific profiles. The tools also include the ability to monitor a company’s adherence to internationally recognized norms and principles. Subscribers to MSCI ESG Research included 47 of the top 50 global asset managers, as of December 31, 2015 (as ranked by P&I in its report dated April 2015).

ESG products from MSCI include:

•

MSCI ESG Research. MSCI ESG Research has a dedicated, in-house ESG research team, which enables MSCI to control, monitor and manage data quality. Our research analysts assess thousands of data points across 34 ESG issues, covering more than 5,900 global companies in more than 70 sectors, including more than 150 fixed-income issuers, as of December 31, 2015. MSCI ESG Research led nine major categories, including “Best SRI Research” firm and “Best Corporate Governance” firm in the

2015 Independent Research in Responsible Investment (IRRI) survey. We also use MSCI ESG Research to create MSCI ESG indexes, which are included in our Index segment.

•	MSCI ESG Ratings. MSCI ESG Ratings are designed to provide institutional investors with the ability to integrate ESG into investment decisions by identifying risks and opportunities that may not be captured through conventional analysis. This includes ratings for 25,000 equities and 140,000 fixed-income securities. In addition, MSCI also assigns ESG ratings to more than 2,200 companies worldwide, covering an additional 90,000 fixed-income securities. Ratings are designed to identify and analyze ESG issues, including exposures (e.g., business segment and geographic risk), management and industry-specific measures that may include the intersection of a company’s major social and environmental impacts with its core business operations, thereby identifying potential risks and opportunities for the company and its investors.

•	MSCI ESG GovernanceMetrics. MSCI ESG GovernanceMetrics provides institutional investors with corporate governance research and data on over 7,000 public companies worldwide. Asset managers and owners can access company profiles, rankings and underlying governance and accounting metrics to satisfy client investment guidelines, enhance engagement activities and manage potential portfolio risks.

All Other Segment—Real Estate

MSCI’s Real Estate products provide real estate performance analysis for funds, investors, managers, lenders and occupiers. We provide products and offer services that include research, reporting and benchmarking. MSCI’s Real Estate performance and risk analytics range from multi-asset class to property-specific analysis. MSCI also provides business intelligence to real estate owners, managers, developers and brokers worldwide.

MSCI’s Real Estate products comprise private real estate benchmarks and indexes typically branded “IPD” and include:

•	Portfolio Analysis Service (“PAS”). PAS is a single platform for real estate risk management and performance attribution that analyzes the strengths and weaknesses of a real estate portfolio’s performance relative to its benchmark. PAS provides portfolio management tools that are designed to assist in building effective real estate portfolios, allowing users to gain additional portfolio insight to help them make informed investment decisions. Performance attribution enables users to analyze the sources of portfolio risk and return on an absolute or relative basis. PAS provides real estate investors with a granular understanding of the exposures and returns of their real estate portfolio, from the building to the fund level.

•	IPD Global Intel. IPD Global Intel is a databank that equips asset owners, researchers, strategists and portfolio and risk managers with data analytics to enhance their understanding of local, regional and global real estate performance and risks. IPD Global Intel comprises a consolidated set of global, regional, national, city and submarket indexes with breakdowns by property type. Drawing from actual performance data on approximately 1,300 funds and 66,000 real estate assets, IPD Global Intel provides investors and managers an authoritative view of market trends and time series, as well as actionable information on property markets for more than 30 countries.

Growth Strategy

We believe we are well positioned for growth over time. Our multi-pronged strategy is focused on addressing the most critical needs of institutional investors and building on our strong client relationships and integral role in the investment process.

Client Growth

We believe there are opportunities to increase our business with existing clients and to add new clients. We intend to:

•	Increase product subscriptions within our current client base. We expect that our products and services will enable us to offer clients more ways to achieve their current and future objectives. Many of our clients use only a limited number of our products, and we believe there are opportunities to sell additional content and tools to existing clients and to increase the number of users and locations. We believe our knowledge of our clients and our familiarity with their investment processes enables us to license these additional products to our clients.

•	Expand our client base. We seek to add new clients by increasing our sales efforts and by leveraging the investments made in recent years, including transitioning away from our historic product-centric approach to a client needs-centric approach by merging our legacy product brands under an umbrella MSCI brand. We also believe that efforts to expand our geographic presence in recent years have positioned us to further leverage our brand strength, product reach and access to the global investment community to attract new clients.

•	Focus on client relationship management. During 2015, we realigned MSCI’s global client coverage organization to sharpen our focus on current clients and improve our ability to identify new prospects. Our Analytics team transformed its product line across multiple dimensions, including strategy, product development, execution and governance. We also consolidated legacy risk management analytics and portfolio management analytics sales teams into one integrated team, as well as incorporated ESG and Real Estate sales and service teams into our overall client coverage organization. To ensure that MSCI provides world-class service to our largest accounts, we have assigned senior account managers (“SAMs”) to cover such accounts on a dedicated basis.

•	Increase licensing of indexes for ETFs and other exchange traded investment products. Based on demand for our indexes as the basis for ETFs, we believe that there is opportunity for continued growth and expansion in the market, among both asset owners and managers, including registered investment advisors. We will continue to pursue opportunities to increase licensing of our indexes for index-linked investment products to capitalize on the growth in number and variety of our indexes and related products. The table below illustrates the growth trend with respect to the number of exchange listings of ETFs linked to MSCI equity indexes in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia.

Number of Exchange Listings of ETFs Linked to MSCI Equity Indexes

	As of
Region	December 31, 2015	December 31, 2014	December 31, 2013
Americas	273	239	190
EMEA	466	409	381
Asia	59	39	36

Total	798	687	607

Historical values of the assets in ETFs linked to our indexes are set forth in a table under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” below.

•

Increase managed services offerings. Continued pressure on management fees is causing our clients to look for ways to become more operationally efficient. MSCI’s Managed Services include end-to-end services that aim to assist clients with meeting operational and regulatory requirements by providing a convenient and cost-effective way to outsource data processing, systems administration and reporting. By outsourcing these functions to MSCI’s data management professionals, we hope to free up our clients to focus on value-added work such as risk budgeting, asset allocation and manager selection and monitoring. Our end-to-end services include consolidation of data from various sources, data reconciliation analysis, uploading of data into MSCI’s risk and portfolio management applications, identification of anomalies and customized reporting at a client’s direction.

Develop New Products and Product Enhancements

We plan to develop new product offerings and continue to enhance our existing products. Much of our product development is based on an ongoing and active dialogue with clients, which helps us to understand their needs and anticipate market developments. We intend to:

•	Create innovative product offerings and enhancements. We see strong demand for new MSCI products and services that can help clients implement their investment strategies. We strive to transform clients’ challenges into opportunities by introducing innovative new products and enhancements to existing products. In Index, this includes developing new indexes, including custom indexes and currency-hedged indexes. In Analytics, we are transforming our platform in response to clients’ needs for investment differentiation, operational efficiency, risk management and regulatory compliance, and producing content that addresses those needs cost effectively. As ESG moves more into the mainstream of investing, we are developing new research and ratings products that assess corporate responsibility. Additionally, in Real Estate, we are building new products for Real Estate markets in a number of countries, as well as creating a platform that delivers products more efficiently and offers clients new ways to interact with our data.

•	Execute on investments to expand our capacity to design and develop new products. Over the past two years, we have increased investment in product development teams, research, data production systems, technology infrastructure and software application design to enable us to design and develop new products more quickly and cost-effectively over time. Further increasing our ability to construct additional indexes, and design software applications more effectively, will allow us to address client needs and bring new products and product enhancements to the market more quickly. During 2015, we upgraded our technology infrastructure by moving one of our data centers to a world-class data center in Nevada. This move significantly increased our capacity to meet the growing needs of our largest global clients.

•	Growth through acquisitions. We intend to continue to seek to acquire products, technologies and companies that will complement our product offerings and client base, as well as increase our ability to provide investment decision support tools to equity, fixed income and multi-asset class investment institutions, and the financial intermediaries that serve such institutions.

Competitive Advantages

We believe MSCI’s competitive advantages include:

•	Our strong client relationships and deep understanding of client needs. One of the advantages of MSCI is that our vantage point enables us to view financial markets in terms of what matters to global investors and financial institutions. From 35 offices in the Americas, EMEA and Asia, we engage in conversations with institutional investors looking beyond geographic boundaries and asset classes to produce content and knowledge about global risk-taking and opportunity. We believe that our consultative approach to product development, dedication to client support and our range of products enable us to build strong relationships with investment professionals and institutions around the world. The skills, knowledge and experience of our research, applications development, global sales, data management and production and product management teams enable us to develop and enhance our models, methodologies, data and software applications in accordance with client demands and needs. We consult with clients and other market participants during the product development process to take into account their actual investment objectives and requirements. As of December 31, 2015, MSCI’s clients included:

•	97 of the top 100 global asset managers (as ranked by P&I in its report dated April 2015);

•	87 of the top 100 global pension funds (as ranked by P&I/Towers Watson in their report dated September 2015);

•	69 of the top 100 global hedge funds (as ranked by Preqin as of 2015); and

•	86 of the top 100 global banks (as ranked by The Banker Database as of 2015).

We believe that our relationships with the leading institutional investors are broader and more global than our peers.

•	Data quality. MSCI offers proprietary software and databases that house data from more than 200 third-party sources as well as data that MSCI produces. Our data-management teams work to achieve the highest standards for data quality and accuracy. MSCI currently calculates more than 180,000 end-of-day indexes daily and more than 10,000 indexes in real time.

•	Extensive historical databases. MSCI has amassed extensive databases of historical global market data, proprietary equity index data, private real estate benchmark data, risk data and ESG data. We believe our substantial and valuable databases of proprietary index and risk data, including over 40 years of certain index data history, nearly 40 years of certain risk and real estate data history, as well as over 14 years of certain historical governance data, would be difficult and costly to replicate. The information is not available from any single source and would require intensive data checking and quality assurance testing that we have performed over our many years of accumulating this data. Historical data is a critical component of our clients’ investment processes, allowing them to research and back-test investment strategies and analyze portfolios over many investment and business cycles and under a variety of historical situations and market environments.

•	Client integration of our products. Many of our clients have integrated our products into their performance measurement and risk management processes, where these products become an integral part of our clients’ daily portfolio management functions. In certain cases, our clients are requested by their customers to report using our tools or data. Additionally, our tools can help clients comply with local regulations or client reporting requirements. Consequently, we believe that certain of our clients may experience business disruption and additional costs if they cease using or replace our products.

•	Brand recognition. We believe that MSCI’s brand is well-established and recognized throughout the institutional investment community worldwide. The strength of MSCI’s brand reflects the longstanding quality and widespread use of our products. We believe our indexes, platforms and content are well-positioned to be the tools of choice for investment institutions increasingly looking to third-party products and services for help with benchmarking, index-linked product creation and portfolio and multi-asset class market risk management.

•	Global products and operations. Our products cover most major investment markets throughout the world. For example, the MSCI Global Equity Index family provides broad equity market coverage for over 80 countries in our developed, emerging and frontier market categories; and MSCI produces equity risk data for 45 single country models, 10 regional equity models and an integrated multi-asset class risk model covering equity markets and fixed income markets. As of December 31, 2015, MSCI’s clients were located in 86 countries, with many of them having a presence in multiple locations around the world. As of December 31, 2015, MSCI’s employees were located in 22 countries in order to maintain close contact with our clients and the international markets we follow. We believe our global presence and focus allow us to serve our clients well and capitalize on a great number of business opportunities in many countries and regions of the world.

•	Sophisticated models with practical application. We have invested significant time and resources for more than three decades in developing highly sophisticated and practical index methodologies and risk models that combine financial theory and investment practice. We continually enhance our models to reflect the evolution of markets and to incorporate methodological advances into risk forecasting. New models and major enhancements to existing models are reviewed by our model review committee.

•	Open architecture and transparency. We have an open architecture philosophy aimed at increasing data access and integration features in our products and services. Clients can access our data through our software applications, third-party applications or their own applications. We also recognize that the marketplace is complex and multi-layered, as a competitor in one context may be a supplier or distributor in another context. For example, Standard & Poor’s competes with us in index products, supplies index data that we distribute in our portfolio analytics software products and jointly developed and maintains GICS and GICS Direct with us. In order to provide transparency, we document and disclose many details of our models and methodologies to our clients so that they can better understand and utilize the tools we offer. Consistent with our open architecture approach, we believe this transparency benefits us and our clients.

•	Scalable application platforms. We will continue to invest in our data centers, technology platform and software products to provide highly scalable solutions for the processing of large volumes of asset and portfolio data. In doing so, we are able to offer clients computing capacity that they would otherwise not be able to access in a cost-effective manner through internal development.

•	Highly skilled employees. Our workforce is highly skilled, technical and, in some instances, specialized. In particular, our research and software application development departments include individuals with backgrounds in mathematics, statistics, finance, portfolio investment and application development who combine advanced academic credentials with market experience. Our employees’ experience and knowledge give us access to, and allow us to add value at, the highest levels of our clients’ organizations.

Clients

As of December 31, 2015, MSCI served approximately 6,400 clients across 86 countries worldwide, with 52.2% of revenues coming from clients in the Americas, 35.5% in EMEA and 12.3% in Asia and Australia. To calculate the number of clients, we may count certain affiliates, user locations, or business units within a single organization as separate clients. For example, the asset management and broker-dealer units of a diversified financial services firm may be treated as separate clients, even though the financial services firm is the only party to the applicable subscriptions or licenses. If we aggregate all related clients under their respective parent entity, the number of clients would be approximately 3,850, as of December 31, 2015.

Our Aggregate Retention Rate was 93.4% and 93.0% for the years ended December 31, 2015 and 2014, respectively. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Metrics and Drivers—Operating Metrics—Aggregate Retention Rate” for the definition of Aggregate Retention Rate and more detailed aggregate retention rate data.

Revenues from our 10 largest clients contributed a total of 26.0%, 25.8% and 25.1% to our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

In the years ended December 31, 2015, 2014 and 2013, our largest client organization by revenue, BlackRock, Inc. and its affiliates (“BlackRock”), accounted for 10.3%, 10.6% and 9.7% of our operating revenues, respectively. For the years ended December 31, 2015, 2014 and 2013, 93.0%, 92.1% and 89.1%, respectively, of our revenues from BlackRock were attributable to fees based on the AUM of ETFs linked to MSCI equity indexes, including its iShares ETF business.

Geographic Information and Client Region

We currently have branches or subsidiaries in the following locations: Australia, Brazil, Canada, Chile, China, England, France, Germany, Hong Kong, Hungary, India, Italy, Japan, Korea, Mexico, the Netherlands, the Philippines, Singapore, South Africa, Sweden, Switzerland, Taiwan, United Arab Emirates and the U.S. See Note 13, “Segment Information,” of the Notes to Consolidated Financial Statements included herein for additional information on our revenues and certain assets by geographic area.

Marketing

We market our products to asset owners and managers, chief investment officers, active and passive portfolio managers, chief risk officers and financial intermediaries. Our research and product management teams seek to understand our clients’ investment processes and needs in order to design tools that help clients understand the dimensions of performance and risk in their portfolios and make better-informed investment decisions.

Members of our research team and other employees regularly speak at industry conferences, as well as at our own events. For example, we hosted approximately 800 seminars, webinars, conferences and workshops in various locations across the globe in 2015. These events bring our staff and our clients together, expose those clients to our latest research and product enhancements and give our staff an opportunity to gain insight into our clients’ needs.

Our marketing professionals arrange interviews for our industry and product experts in prominent financial and trade media and issue press releases from time to time on client wins, new research and product developments. We also communicate with both existing clients and prospective clients through our email newsletters which deliver research, insights and product specific news, through our public website and client portals, and via social media.

Our marketing department collaborates with our product specialists to analyze our clients’ use of our products and to analyze the competitive landscape for our products. We also supplement these direct marketing efforts with targeted online advertising and co-branding initiatives with some of our major clients.

Sales and Client Support

As of December 31, 2015, our client coverage offices included approximately 280 salespeople and 300 client-support personnel worldwide. Of these, over 85 were located in New York and 100 were located in London.

We have expanded our sales efforts to increase our revenues and our client service efforts to further ensure client satisfaction and develop client loyalty. For example, over the last few years, we opened sales and client coverage offices in Santiago, Chile and Seoul, Korea and expanded our sales presence in China and the Middle East. In 2015, we also significantly increased the number of client coverage employees in Mumbai, India and Monterrey, Mexico.

We also have sales and client support teams that are dedicated to specific client segments in order to increase our impact in each such segment, including with respect to asset managers, hedge funds, asset owners, financial advisors, private wealth managers and broker dealers. In the Americas, we also increased our focus on smaller asset managers and hedge funds, financial advisors and insurance firms. Our sales and client support staff are based around the world to enable us to provide valuable face-to-face client service and focus efforts on developing new clients in more locations.

The sophisticated nature of our products and their uses demand a sales and client support staff with strong academic and financial backgrounds. Most new sales require several face-to-face meetings with the prospective client and the sales process for large and complex sales is likely to involve a team comprising sales, client support, product management and research. For example, for Barra and RiskMetrics branded products, sales and client support personnel are available to onboard new clients and new users, which includes providing intensive on-site training in the use of the models, data and software applications underlying each product. Client support also provides ongoing support, which may include on-site visits, telephone and email, and routine support needed in connection with the use of the product or how it can help clients improve their processes, all of which are included in the recurring subscription fee. We believe that the size, quality, knowledge and experience of our sales and client support staff, as well as their proximity to clients, differentiate us from our competitors.

Product Development and Production

We take a coordinated team approach to product development and production. Our product management, research, data operations and technology and application development departments are at the center of this process.

Drawing on decades of experience with the investment process worldwide, our research department develops, reviews and enhances our various methodologies and models. Our global data operations and technology team designs and manages our processes and systems for market data procurement, proprietary data production and quality control. Our application development team builds our sophisticated software applications. As part of our product development process, we also commonly consult with clients and other market participants to understand their specific needs and investment process requirements. Our product management team facilitates this collaborative product development and production approach. The roles and functions of our product development and production teams include:

•	Research. Our models are developed by a cross-functional research team of mathematicians, economists, statisticians, financial engineers and investment industry experts. Our index and risk and analytics research departments combine advanced academic credentials with broad financial and investment industry experience. They work on both developing new models and methodologies and enhancing existing ones. We monitor investment trends and their drivers globally; analyze product-specific needs in areas such as capitalization-weighted, factor and specialized indexes; and examine instrument valuation, risk modeling, portfolio construction, asset allocation and VaR simulation. An important way we monitor global investment trends and their implications for our business is through the forum provided by our Editorial Advisory Board (“EAB”). Our EAB, which was established in 1999, meets twice a year and is comprised of senior investment professionals from around the world and senior members of our performance and risk research team. In 2015, our index and portfolio and risk analytics researchers participated in numerous industry events and conferences, and their papers have been published in leading academic and industry journals. They also play a leading role in many of the seminars, workshops and webinars we host throughout the year, presenting and discussing their latest research findings with both existing and prospective clients.

•	Data Operations and Information Technology. Our data operations and technology teams consist of a combination of operations and information technology specialists. We licensed a large volume and variety of market data for every major market in the world, including fundamental and return data, from more than 200 third-party sources in 2015. We apply our models and methodologies to this market data to produce our proprietary risk and index data. Our data operations team oversees this complex process. Our experienced information technology staff builds proprietary software and databases that house all of the data we license or produce in order for our data operations team to perform data quality checks and run our data production systems. Our software and data resides on servers, networks and databases engineered and managed by our IT Infrastructure team, and operated and monitored by our IT Operations team. This technology suite resides in our global data centers in Nevada, U.S. and Geneva, Switzerland. Our data factory produces our proprietary index data such as end-of-day and real time equity indexes, real estate benchmarks, and our proprietary risk data such as daily and monthly equity risk forecasts, real estate performance and risk reporting and MSCI ESG Research reports. We have data operations and technology offices in North America, Europe and Asia.

•

Application Development. Certain of our proprietary risk data are made available to clients through our proprietary software applications, such as Barra Aegis, BarraOne, RiskManager, HedgePlatform, WealthBench, Credit Manager and ESG Manager. Our application development team consists of individuals with experience in both the finance and software industries. Our staff has an extensive skill set, including expertise in both the Java-based technologies used in our web-based, on-demand software application tool for multi-asset class risk analysis and reporting and Microsoft-based technologies used in our desktop equity and fixed income analytics software products. We also have extensive experience with database technologies, computational programming techniques, scalability and performance analysis and quality assurance. We use a customized code base and software development methodology that leverages best practices from the software industry, including agile programming, test-driven development, parallel tracking, iterative cycles, prototyping and beta releases. We build our software applications by compiling multiple components, which enables us to reuse designs and codes in multiple products. Our software development projects involve extensive collaboration with our product management team and directly with clients. We have application development offices in the U.S., Europe and Asia.

Competition

Many industry participants compete with us by offering one or more similar index products. Such products vary widely in scope, including by geographic region, business sector and risk category.

Our Index products compete with offerings from FTSE Russell, a subsidiary of The London Stock Exchange Group PLC; S&P Dow Jones Indices LLC (a joint venture company owned 27% by CME Group, Inc. and CME Group Services LLC and 73% by The McGraw-Hill Financial, Inc.); the Center for Research in Securities Prices (CRSP); EDHEC-Risk Institute; DAX; STOXX Ltd.; BM&FBovespa; the Korea Stock Exchange; China Securities Index Co., Ltd.; the Hang Seng Index (a strategic partnership between CME Group, Inc. and Singapore Exchange Limited); Research Affiliates LLC; Morningstar, Inc.; Nikkei Inc.; Nomura Securities, Ltd.; the Tokyo Stock Exchange, Inc.; Intercontinental Exchange, Inc.; Nasdaq, Inc.; and Solactive AG.

There is also growing competition among asset managers and investment banks that create their own range of indexes in cooperation with index providers, which provide some form of calculation agent service. This is especially true for factor indexes, often referred to as “smart beta indexes.” Asset managers, such as WisdomTree and Goldman Sachs Asset Management, manage funds or ETF indexes based on their own proprietary indexes; and many investment banks have launched structured products or entered into OTC derivatives based on their own proprietary indexes.

Our Analytics products compete with offerings from a range of competitors, including Algorithmics (a unit of IBM), Axioma, Inc., BlackRock Solutions, Bloomberg Finance L.P., Capital IQ’s ClariFI (a Standard & Poor’s business), FactSet Research Systems Inc., Imagine Software, KMV (a unit of Moody’s Corporation), Northfield Information Services, Inc., State Street Analytics, SunGard (a unit of FIS) and Wilshire Analytics. Additionally, many of the larger broker-dealers have developed proprietary analytics tools for their clients. Similarly, many investment institutions, particularly the larger global organizations, have developed their own internal risk management analytics tools. We also have a variety of competitors for our other products that comprise a smaller portion of our revenues.

Intellectual Property and other Proprietary Rights

We consider many aspects of our products, processes and services to be proprietary. We have registered, among others, “MSCI,” “Barra,” “RiskMetrics,” “RiskManager,” “InvestorForce,” and “IPD” as trademarks or service marks in the United States and in certain foreign countries. We will continue to evaluate the registration of additional trademarks, service marks and copyrights as appropriate. From time to time, we also file patent applications to protect our proprietary rights. We currently hold 23 U.S. and foreign patents and have three U.S. patents pending. Additionally, many of our products, processes and services require the use of intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our products, processes and services.

Although we believe the ownership of such patents, copyrights, trademarks, service marks, the implementation of certain measures to protect our intellectual property and proprietary rights and our ability to obtain the rights to use intellectual property of third parties are important to our business and contribute in part to our overall success, we do not believe we are dependent on any one of our intellectual property rights or any one license to use third-party intellectual property. For a description of the risks associated with legal protection of our intellectual property and other rights, infringement claims and the ability to obtain or renew licenses for third-party intellectual property, see Part I, Item 1A. “Risk Factors—Legal Protections for our intellectual property rights and other rights may not be sufficient or available to protect our competitive advantages. Third parties may infringe on our intellectual property rights, and third-party litigation may materially adversely affect our ability to protect our intellectual property rights” below.

Company History

The following is a summary of the Company’s history since its inception:

MSCI Timeline

1969	•	MSCI began as a pioneer in developing the market for global equity indexes.

	•	We began licensing our first equity index products in 1969.

1998	•	We were incorporated in 1998 and, until we became a public company in November 2007, our only two shareholders were Morgan Stanley and Capital Group International.

2004	•	In June 2004, we acquired Barra, LLC (formerly Barra, Inc., “Barra”), a provider of portfolio risk analytics tools that launched its first risk analytics products in 1975. This broadened our product range beyond index products.

2007	•	In November 2007, we completed our initial public offering. Simultaneously, we reclassified our outstanding common stock into class A and class B shares.

2008	•	In April 2008, Capital Group International divested its ownership position.

2009	•	In May 2009, Morgan Stanley divested its ownership position and we became a fully independent, stand-alone public company.

2010	•	In June 2010, we acquired RiskMetrics Group, Inc. (“RiskMetrics”), a leading provider of risk management and governance products and services. In addition to this core product line, RiskMetrics owned Institutional Shareholder Services Inc. (“ISS”), a pioneer in the development of policy-based proxy voting recommendations.

	•	RiskMetrics also owned the Center for Financial Research and Analysis (“CFRA”), Innovest Strategic Value Advisors, Inc. (“Innovest”) and KLD Research and Analytics (“KLD Research”). Innovest and KLD Research are now known as MSCI ESG Research Inc. (“MSCI ESG Research”).

	•	In July 2010, we acquired Measurisk, LLC (“Measurisk”), a provider of risk transparency and risk measurement tools for hedge fund investors. With our clients demanding increasing levels of transparency from their hedge fund managers, this acquisition helped us develop a broad platform and set the standard for analyzing and reporting hedge fund risk. Measurisk’s products are now part of our hedge fund risk transparency offerings.

2012	•	In November 2012, we acquired real estate performance measurement group IPD Group Limited (“IPD”). The acquisition of IPD expanded MSCI’s multi-asset class offerings by facilitating the integration of private real estate assets into our models, as well as adding a family of real estate indexes to MSCI’s suite of equity indexes.

2013	•	In January 2013, we acquired Investor Force Holdings, Inc. (“InvestorForce”), a leading provider of performance reporting tools to the institutional investment community in the U.S. The InvestorForce offering enables us to provide consultants with integrated, daily monitoring, analysis of and reporting on institutional assets.

	•	In March 2013, we completed the sale of the CFRA product line.

2014	•	In April 2014, we completed the sale of ISS.

	•	In August 2014, we acquired Governance Holdings Co. (“GMI Ratings”), a provider of corporate governance research and ratings to institutional investors, banks, insurers, auditors, regulators and corporations seeking to incorporate ESG factors into risk assessment and decision-making. This acquisition enhanced our existing platform of ESG research and tools, allowing us to deliver a more comprehensive suite of ESG products and services to our clients.

2015	•	In October 2015, we acquired all of the assets of Insignis, Inc. (“Insignis”), a leading provider of daily automated collection, aggregation and management of financial data. We believe this acquisition will help us further automate the collection and integration of data across our risk and performance management platforms.

For more information about our acquisitions and dispositions, see Note 3, “Dispositions and Discontinued Operations,” and Note 12, “Acquisitions,” of the Notes to Consolidated Financial Statements included herein.

Employees

We had 2,754 and 2,926 employees as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, 52.8% and 50.5% of our employees, respectively, were located in emerging market centers.

Government Regulation

The Company is subject to reporting, disclosure and recordkeeping obligations pursuant to SEC requirements. MSCI ESG Research is a registered investment adviser and must comply with the requirements of the Investment Advisers Act of 1940 and related SEC regulations. Such requirements relate to, among other things, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. MSCI registered in 2012 with the State Council Information Office of the Ministry of Commerce and the State Administration for Industry and Commerce in China as a foreign institution supplying financial information services in China. See Part I, Item 1A. “Risk Factors—Changes in government regulations, including the implementation of new or pending financial regulations, could materially adversely affect our business, financial condition or results of operations.”

Executive Officers

Name	Age	Position
Henry A. Fernandez	57	Chairman, Chief Executive Officer and President
Robert Qutub	54	Chief Financial Officer
Scott A. Crum	59	Chief Human Resources Officer
Richard J. Napolitano	49	Principal Accounting Officer and Global Controller
C.D. Baer Pettit	51	Chief Operating Officer
Laurent Seyer	51	Global Head of Client Coverage
Diana H. Tidd	46	Head of Index
Peter J. Zangari	48	Head of Analytics

Henry A. Fernandez

Mr. Fernandez has served as the Chairman since October 2007 and as the Chief Executive Officer (“CEO”), President and a director since 1998. Before leading MSCI’s transition to becoming a fully independent, standalone public company in 2009, he was a Managing Director at Morgan Stanley, where he worked in emerging markets product strategy, equity derivative sales and trading, mergers and acquisitions, worldwide corporate finance and mortgage finance for U.S. financial institutions. Mr. Fernandez worked for Morgan Stanley from 1983 to 1991 and from 1994 to 2009. Mr. Fernandez serves on the boards of Georgetown University, the Hoover Institution at Stanford University, the Foreign Policy Association, Memorial Sloan-Kettering Cancer

Center, Catholic Charities of the Archdiocese of New York and the American Nicaraguan Foundation. Mr. Fernandez is the former Chair of the Advisory Council of the Stanford University Graduate School of Business. He holds a Bachelor of Arts in economics from Georgetown University, an M.B.A. from the Stanford University Graduate School of Business and pursued doctoral studies in economics at Princeton University.

Robert Qutub

Mr. Qutub has served as the Chief Financial Officer (the “CFO”) since August 2012. Prior to joining MSCI, Mr. Qutub worked for Bank of America from 1994 to 2012 in several senior finance positions, most recently as the CFO of Consumer and Business Banking. During his career at Bank of America, Mr. Qutub also served as the CFO of other major segments, including Global Banking and Markets and Global Wealth Investment Management. Prior to joining Bank of America, he was a Manager in the Financial Services Group for PricewaterhouseCoopers LLP from 1988 to 1994. Mr. Qutub served in the U.S. Marine Corps on active duty from 1981 to 1984. Since June 2014, Mr. Qutub has been a member of the board of directors and finance and audit committee of the USAA Federal Savings Bank. Mr. Qutub earned a Bachelor of Science in accounting from the University of North Carolina—Charlotte. He is also a member of the American Institute of Certified Public Accountants. As previously announced, Mr. Qutub will retire from MSCI on the earlier of May 6, 2016 and the effective date of the appointment of his successor.

Scott A. Crum

Mr. Crum has served as the Chief Human Resources Officer since April 2014. Prior to joining MSCI, Mr. Crum served as Head of Global Human Resources for four publicly traded companies. Mr. Crum worked for Avon Products, Inc. as Senior Vice President of Human Resources and Chief People Officer from September 2012 to May 2013. From July 2010 to June 2012, Mr. Crum served as Senior Vice President and Chief People Officer of Motorola Mobility Holdings, Inc., one of two publicly traded companies formally created when Motorola Inc. split in January 2011. Prior to that, he served as the Senior Vice President and Director of Human Resources of ITT Corporation from September 2002 to July 2010 and Head of Administration and Employee Relations at General Instruments Corp. from 1997 to 2000. Mr. Crum holds a Bachelor of Business Administration with a concentration in industrial relations from Southern Methodist University.

Richard J. Napolitano

Mr. Napolitano has served as the Principal Accounting Officer since February 2014 and Global Controller since June 2011. Prior to joining MSCI, Mr. Napolitano worked at Morgan Stanley from 2005 to 2011, J.P. Morgan Chase from 1996 to 2005 and Ernst & Young from 1988 to 1996. At these firms, he held various positions including, among others, Business Unit or Product Chief Financial Officer or Controller, Head of External Reporting and Accounting Policies and Audit Senior Manager. Mr. Napolitano earned his Bachelor of Science in accounting and an M.B.A. in finance from the Leonard N. Stern School of Business at New York University. He is also a member of the American Institute of Certified Public Accountants.

C.D. Baer Pettit

Mr. Pettit has served as the Chief Operating Officer since September 2015. As such, Mr. Pettit oversees the firm’s operations, technology and product lines and reports directly to the Chief Executive Officer. Before taking on his current role, Mr. Pettit served as Head of the Product Group from February 2015 to September 2015, Head of Client Coverage from 2001 to August 2012, Head of Marketing from 2005 to August 2012 and Head of Index Products from September 2011 to September 2015. Prior to joining MSCI, Mr. Pettit worked for Bloomberg L.P. from 1992 to 1999, most recently as Deputy Head of European Sales. He holds a Master of Arts degree in history from Cambridge University and a Master of Science degree from the School of Foreign Service at Georgetown University.

Laurent Seyer

Mr. Seyer has served as the Global Head of Client Coverage since December 2014. Prior to joining MSCI, Mr. Seyer worked for AXA Investment Managers LLC in Paris, most recently as Global Head of the Client Group. Prior to that, he spent 24 years at Societe Generale in a number of leadership positions, including as CEO of Lyxor Asset Management from 2006 to 2012, and held senior roles in equity derivatives and structured product sales, mergers and acquisitions, corporate finance, and corporate development and business strategy. Mr. Seyer graduated from Institut d’Etudes Politiques, where he studied law and economics.

Diana H. Tidd

Ms. Tidd has served as the Head of Index since February 2016 when her role was expanded from Head of Equity Index Products, a role she had held since October 2015. In such capacity, she is responsible for all aspects of product management and business strategy for the MSCI indexes. During her tenure at MSCI, Ms. Tidd has served in a variety of roles, including Head of Americas Client Coverage for six years. Prior to joining MSCI in 1999, Ms. Tidd worked at Brown Brothers Harriman & Co. in Boston for five years where she had roles in the Risk and Europe teams, before becoming Head of the Asia Team in the global custody division. She started her career in the Trust and Estates division of the Private Bank at Bankers Trust Co. Ms. Tidd serves on the board of Women in ETFs, as well as WAVE, West Africa Village Education. Ms. Tidd graduated with a Bachelor of Arts degree in Political Science from Colgate University and received a Master’s Degree in Latin American Studies from Stanford University.

Peter J. Zangari

Mr. Zangari has served as the Head of Analytics since February 2015, which includes the formerly separately managed risk management analytics product line and portfolio management analytics product line, the latter of which Mr. Zangari had served as the Head of since August 2011. Prior to joining MSCI, Mr. Zangari held progressively senior-level positions at Goldman Sachs since 1998, most recently as the Head of Risk and a member of the leadership team for the Quantitative Investment Strategies (“QIS”) business of Goldman Sachs Asset Management (“GSAM”). Prior to joining QIS, Mr. Zangari was responsible for building out and managing GSAM’s proprietary equity risk and attribution platform. Mr. Zangari has a Bachelor of Arts degree in economics from Fordham University and a PhD in economics, with a specialization in applied econometrics and computational statistics, from Rutgers University.

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

Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about us when you enroll your email address by visiting the “Email Alert Subscription” section of our Investor Relations homepage at http://ir.msci.com/alerts.cfm?. The contents of our website, including our Investor Relations homepage, and social media channels are not, however, a part of or incorporated by reference in this Annual Report on Form 10-K.

Item 1A.  Risk Factors

You should carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. You should read the section titled “Forward-Looking Statements” on page 1 for a description of the types of statements that are considered forward-looking statements, as well as the significance of such statements in the context of this Annual Report on Form 10-K.

Risks Related to Our Business

If we lose key outside suppliers of data and products or if the data or products of these suppliers have errors or are delayed, we may not be able to provide our clients with the information and products they desire.

Our ability to produce our products and develop new products is dependent upon the products of other suppliers, including certain data, software and service suppliers. Our Index, Analytics, Real Estate, and ESG products are dependent upon and of little value without updates from our data suppliers. Similarly, most of our software products are dependent upon and of little value without continuing access to historical and current data. Throughout our businesses, we utilize certain data provided by third party data sources in a variety of ways, including large volumes of data from certain stock exchanges around the world. As of December 31, 2015, there were over 200 such data suppliers. If the data from our suppliers has errors, is delayed, has design defects, is unavailable on acceptable terms or is not available at all, our business, financial condition or results of operations could be materially adversely affected.

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

A portion of our revenues are from asset-based fees and these revenue streams are concentrated in some of our largest clients, including BlackRock, Inc. and its affiliates (“BlackRock”), and in our largest market, the U.S. Our clients, including our largest clients, may seek to negotiate a lower asset-based fee percentage for a variety of reasons. As the assets of index-linked investment products managed by our clients change, they may request to pay us lower asset-based fee percentages. Additionally, competition is intense and increasing rapidly among our clients that provide exchange traded funds (“ETFs”), among other products. The fees ETF providers charge their clients are one of the competitive differentiators for these ETF managers.

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

Clients that use our indexes as the basis for certain index-linked investment products, such as ETFs and mutual funds, commonly pay us a fee based on the value of the investment product’s assets. The value of an investment product’s assets may increase or decrease in response to changes in market performance and cash inflows and outflows, which could impact our revenues. In addition, in many cases our fees can be affected by an increase or decrease in a product provider’s total expense ratio (“TER”). In those cases, a reduction in the TER may negatively impact our revenues. Asset-based fees make up a significant portion of our revenues. They accounted for 18.4% and 17.8% of revenues for the fiscal years ended December 31, 2015 and 2014, respectively. These asset-based fees accounted for 48.3% and 47.6% of the revenues from our ten largest clients for the fiscal years ended December 31, 2015 and 2014, respectively. Volatile capital markets, as well as changing investment styles, among other factors, may influence an investor’s decision to invest in and maintain an investment in an index-linked investment product. Accordingly, the value of assets linked to ETFs can fluctuate significantly over short periods of time. See “—Our financial condition and results of operations may be negatively impacted to the extent that our current and potential future clients are affected by adverse changes in the financial markets” below.

Our business relies heavily on electronic delivery systems, the Internet and our information technology platform, and any failures, disruptions or instability may materially adversely affect our ability to serve our clients.

We depend heavily on the capacity, reliability and security of our information technology platform, electronic delivery systems and its components, including our data centers, and the Internet. Heavy use of our electronic delivery systems and other factors such as loss of service from third parties, operational failures, sabotage, break-ins and similar disruptions from unauthorized tampering or hacking, human error, cyber-terrorism, natural disasters, power loss or computer viruses could impair our systems’ operations or interrupt their availability for extended periods of time. Our ability to effectively use the Internet may also be impaired due to infrastructure failures, service outages at third-party Internet providers or increased government regulation. If disruptions, failures or slowdowns occur with respect to our electronic delivery systems, the Internet or our information technology platform, our reputation and our ability to distribute our products effectively and to serve our clients, including those clients for whom we provide managed services or to whom we distribute index and constituent data on a real time basis that is used to manage funds that replicate MSCI indexes, may be materially adversely affected. For example, we have in recent years experienced denial-of-service attacks. While we have been able to defend our systems against such attacks in the past, there is no assurance that we will be able to do so successfully in the future. We have also experienced unanticipated interruption and delay in the performance and delivery of certain of our products after we migrated certain of our applications and infrastructure to new data centers and may experience such interruptions and delays in the future with respect to the migrations within existing data centers or to new data centers. In response to such issues, we have in the past and could again be required to provide service credits. We could also experience cancellations and reduced demand for our products and services, resulting in decreased revenues. We may also incur increased operating expenses to repair, replace or remediate systems, equipment or facilities, and to protect ourselves from and defend against such disruptions and attacks. Accordingly, any significant failures, disruptions or instability affecting our information technology platform, electronic delivery systems or the Internet may have a material adverse effect on our financial condition or results of operations and our insurance may not be adequate to compensate us for all losses, failures, or breaches.

Any failure to ensure and protect the confidentiality of client data could adversely affect our reputation and have a material adverse effect on our business, financial condition or results of operations.

Many of our products provide for the exchange of sensitive information with our clients through a variety of media, such as the Internet, software applications and dedicated transmission lines. We rely on a complex system of internal processes and software controls along with policies, procedures and training to protect client data that we receive in the ordinary course of business, including sensitive and confidential client data such as material non-public information and client portfolio data that may be provided to us or hosted on our systems, against unauthorized data access or disclosure. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in the implementation of our internal controls, policies or procedures, or if an employee purposely circumvents or violates our internal controls, policies or procedures, then unauthorized access to, or disclosure or misappropriation of, client data could occur. Such unauthorized access, disclosure or misappropriation may result in claims against us by our clients or regulatory inquiry or censure, which could, individually or in the aggregate, damage our reputation and/or have a material adverse effect on our business, financial condition or results of operations. If a failure of our internal controls, policies or procedures results in a security or data privacy breach, we could also incur increased operating expenses to remediate the problems caused by the breach and prevent future breaches, which could have a material adverse effect on our business, financial condition or results of operations. See “—Changes in government regulations, including the implementation of new or pending financial regulations, could materially adversely affect our business, financial condition or results of operations—Data Privacy Legislation” below.

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

In addition, barriers to entry may be low in many of the markets for our products, including for single-purpose product companies. Recent developments including advances in public cloud computing and the increase in open source as well as proprietary software in specific areas, such as pricing, high volume computing, orchestration layers for services, and visualization, have increasingly allowed free or relatively inexpensive access to information sources, which has reduced barriers to entry even further. Low barriers to entry could lead to the emergence of new competitors; for example, more broker-dealers and data suppliers could begin developing their own proprietary risk analytics or indexes. See “—Increased accessibility to free or relatively inexpensive information sources may reduce demand for our products and materially adversely affect our business, financial condition or results of operations” below.

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

To remain competitive and generate customer demand, we must successfully develop new products and product enhancements and effectively manage transitions and product integrations. Failure to do so could limit our ability to maintain or grow current revenues, which could have a material adverse effect on our business, financial condition or results of operations.

We operate in an industry that is characterized by rapid technological change and evolving industry standards. Due to the highly volatile and competitive nature of this industry and the impact of technological change on our products, we must continually introduce new products and services, enhance, including through integration of products within MSCI and with third-party platforms, existing products and services, and effectively generate customer demand for new and upgraded products and services. If, among other things, we fail to accurately predict or respond or adapt to evolving technologies and changing industry standards, if we fail to anticipate and meet the needs of our clients through the successful development of new products and services, if our new products and services are not attractive to our clients or cannot be integrated with third-party platforms, if our new products do not perform as well as anticipated, if the launch of new products and offering of new services is not timely, or if competitors in any business line introduce products, services, systems and processes that are more competitive than ours or that gain greater market acceptance, we could lose market share and clients to our competitors which could materially adversely affect our business, financial condition or results of operations.

We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products and services that satisfy our clients’ needs and generate revenues required to provide the desired results. For example, we have made, and need to continue to make, investments in our technology platform in order to provide competitive products and services to our clients. From time to time, we also incur costs to integrate existing products and platforms and transition clients to enhanced products and services, which also present execution risks and challenges. If we are unable to effectively manage transitions to new or enhanced products and services, our business, financial condition or results of operations could be materially adversely affected. See “—If our products contain undetected errors or fail to perform properly due to defects, malfunctions or similar problems, it could have a material adverse effect on our business, financial condition or results of operations” below.

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

For the fiscal years ended December 31, 2015 and 2014, revenues from our ten largest clients accounted for 26.0% and 25.8% of our total revenues, respectively. Our revenue growth depends on our ability to obtain new clients and achieve and sustain a high level of renewal rates with respect to our existing subscription base. Failure of one or more of these subscription objectives could have a material adverse effect on our business, financial condition and operating results. For the fiscal year ended December 31, 2015, our largest client organization by revenue, BlackRock, accounted for 10.3% of our total revenues. For the fiscal years ended December 31, 2015 and 2014, 93.0% and 92.1%, respectively, of the revenue from BlackRock came from fees based on the assets in BlackRock’s ETFs that are based on our indexes. If one or more of our largest clients cancels or reduces its subscriptions or investment product licenses and we are unsuccessful in replacing those subscriptions or licenses, our business, financial condition or results of operations could be materially adversely affected. See “—Our clients that pay us a fee based on the assets of an investment product may seek to negotiate a lower asset-based fee percentage or may cease using our indexes, which could limit the growth of or decrease our revenues from asset-based fees” above.

Our growth and profitability may not continue at the same rate as we have experienced in the past, which could have a material adverse effect on our business, financial condition or results of operations.

We have experienced significant growth since we began operations. There can be no assurance that we will be able to maintain the levels of growth and profitability that we have experienced in the past. Among other things, there can be no assurance that we will be as successful in our product development and marketing efforts as we have been in the past, or that such efforts will result in growth or profit margins comparable to those we have experienced in the past. See “—To remain competitive and generate customer demand, we must successfully develop new products and product enhancements and effectively manage transitions and product integrations. Failure to do so could limit our ability to maintain or grow current revenues, which could have a material adverse effect on our business, financial condition or results of operations” above.

We are dependent on key personnel in our professional staff for their expertise. If we fail to attract or retain the necessary qualified personnel, including through our compensation programs, our business, financial condition or results of operations could be materially adversely affected.

The development, maintenance and support of our products and services are dependent upon the knowledge, experience and ability of our highly skilled, educated and trained employees. Accordingly, we believe that the success of our business depends to a significant extent upon the continued service of our executive officers and other key management, research, sales and marketing, operations, information technology and other technical personnel. Although we do not believe that we are overly dependent upon any individual employee, our management and other employees may terminate their employment at any time and the loss of any of our key employees could have a material adverse effect on our business, financial condition or results of operations.

During 2015 and 2016, our Board of Directors adopted significant changes to the Company’s compensation approach and philosophy, including the implementation of a more formulaic approach to the payment of annual cash incentive compensation based on the achievement of certain financial metrics and long-term equity incentive compensation based on the achievement of share-based performance targets for certain awards to executive officers and managing directors. If our cash and equity incentive plans, including our new cash bonus plan and long-term equity incentive compensation program, do not adequately engage our key employees or are not competitive, we may lose key personnel. If we fail to attract, engage and retain the necessary qualified personnel, the quality of our products and services as well as our ability to support and retain our customers and achieve business objectives may suffer, which could have a material adverse effect on our business, financial condition or results of operations.

Our expansion may place significant strain on our management and other resources.

We must plan and manage our expansion effectively to increase revenue and profitability. Our expansion in recent years, including in emerging market locations, has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial, management, legal and compliance processes and information systems to keep pace with the expansion of our business. There can also be no assurance that, if we continue to expand organically or by way of acquisitions, our management will be effective in attracting, engaging and retaining additional qualified personnel, including additional managers or key employees, developing effective leadership in all of our locations, expanding our physical facilities and information technology infrastructure, integrating acquired businesses or otherwise managing expansion. Additionally, new hires require significant training and may, in some cases, take a significant amount of time before becoming fully productive. Any failure to effectively manage expansion or to effectively manage the business could have a material adverse effect on our business, financial condition or results of operations. See “—We are subject to unanticipated costs in connection with political, economic, legal, operational, franchise and other risks as a result of our international operations, which could materially adversely impact our businesses in many ways” below, “—We are dependent on key personnel in our professional staff for their expertise. If we fail to attract necessary qualified personnel, including through our compensation programs, our business, financial condition or results of operations could be materially adversely affected” above, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and Part I, Item 1. “Business—Company History” above.

Changes in government regulations, including the implementation of new or pending financial regulations, could materially adversely affect our business, financial condition or results of operations.

The financial services industry is subject to extensive regulation at the federal and state levels, as well as by foreign governments. It is very difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business and our clients’ businesses. If we fail to comply with any applicable laws, rules or regulations, we could be subject to fines or other penalties. Additionally, we may be required to comply with multiple and potentially conflicting laws, rules or regulations in various jurisdictions, which could, individually or in the aggregate, result in materially higher compliance costs to us. It is possible that laws or regulations could cause us to restrict or change the way we license our products or could impose additional costs on us. Some changes to the laws, rules and regulations applicable to our clients could impact their demand for our products and services. Likewise, to the extent that our clients become bound by certain laws, rules or regulations, we may incur higher costs in connection with modifying our products or processes at their request even in instances where we are not directly legally bound. There can be no assurance that changes in laws, rules or regulations will not have a material adverse effect on our business, financial condition or results of operations. See “—Our financial condition and results of operations may be negatively impacted to the extent that our clients are affected by adverse changes in the financial markets” below.

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

•

Dodd-Frank Act and Other Financial Regulations. As a result of the global financial crisis, the U.S. Congress undertook major financial reform which led to the enactment on July 21, 2010 of the Dodd-Frank Act. The Dodd-Frank Act could have a significant impact on many aspects of the way in which the financial services industry conducts business and has and will continue to impose substantial new regulation on, and regulatory oversight of, a wide variety of financial services institutions. Although many of the effects of the Dodd-Frank Act will be largely unknown until all of the regulations have been finalized and implemented, complying with its existing and future requirements could negatively impact the business, operations and financial viability of many of our clients which, in turn, could have a negative impact on our business, and results of operations.

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

In some instances, in connection with the provision of data and services, we have incurred additional costs to implement processes and systems at the request of our clients to ensure that the products and services that they in turn provide to their clients using our data are compliant with the financial regulations to which our clients may be subject. To the extent that our clients are subject to increased regulation, we may be indirectly impacted and could incur increased costs that could have a negative impact on the profitability of certain products.

•	Data Privacy Legislation. Changes in laws, rules or regulations, or consumer environments relating to privacy or information collection and use may affect our ability to collect and use personal data. There could be a material adverse impact on our direct marketing due to the enactment of legislation or industry regulations, or simply a change in practices, arising from public concern over privacy issues. Restrictions could be placed upon the collection, management, aggregation, storage and use of information that is currently legally available, in which case our cost of collecting certain types of data could materially increase. It is also possible that we could be prohibited from collecting, storing or disseminating certain types of data, which could materially adversely affect our ability to meet our clients’ needs.

•	Potential and Proposed Regulation Affecting Benchmarks. On September 18, 2013, the European Commission issued its proposal for regulating indexes used as benchmarks in financial instruments and financial contracts and as benchmarks used to measure the performance of investment funds (COM (2013) 641/3 and 2013/0314 (COD)). Agreement in principle has been reached among the European Commission, Parliament and Council and we expect that the final regulation, when adopted and implemented, will govern many aspects of our equity and real estate index product lines, including, but not limited to, index development, calculation, dissemination, governance, maintenance and recordkeeping, as well as input data licensing, collection and dissemination. Because final guidance on the relevant technical standards has not yet been drafted by the European Securities and Markets Authority (“ESMA”), it is difficult to predict its full effect on our index business. Nevertheless, our compliance with any one or more substantive provisions of the final regulation, which we do not expect to be required until late 2017 or early 2018, could have a material adverse effect on our business practices and/or our ability to offer indexes in the European Union, including without limitation, by materially increasing our costs of doing business, diminishing our intellectual property rights, imposing constraints on our ability to meet contractual commitments to our data contributors, or causing our data contributors to refuse to contribute data to us at a reasonable cost or at all.

On October 20, 2011, the European Commission issued its proposal for MiFID/MiFIR 2 (COM (2011) 0652 and COM (2011) 0656). Agreement in principle has been reached among the European Commission, Parliament and Council, and we expect that the regulation when it becomes effective and when our compliance is required (expected in 2019), will, among other things, mandate that, where the value of a financial instrument is calculated by reference to a benchmark, a person with proprietary rights to the benchmark will be required to ensure that clearing entities and trading venues may license the benchmark and receive relevant price and data feeds and information regarding the composition, methodology and pricing of the benchmark for the purposes of clearing and trading. It is also expected that access to such licenses and information will have to be offered by the benchmark owner within three months of the request and on fair, reasonable and non-discriminatory terms that are no less favorable than the terms offered to other trading venues unless a different basis can be objectively justified. Because final guidance on the relevant technical standards has not yet been issued by ESMA, it is difficult to predict its full effect on our index business. In the event that compliance with this regulation leads to a material change in our business practices or our ability to offer our indexes, materially increases our cost of doing business or materially diminishes our intellectual property rights, it could have a material adverse effect on our index business.

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

On July 17, 2013, the International Organization of Securities Commissions (“IOSCO”) published its final report on principles for financial benchmarks (“IOSCO Principles”). The IOSCO Principles cover conflicts of interest, benchmark quality and integrity, methodology requirements, procedures related to handling complaints, documentation requirements and audit reviews. The IOSCO Principles require benchmark administrators to publicly disclose whether they comply with the IOSCO Principles within 12 months of their initial publication, with such compliance subject to audit. On July 16, 2014, we announced our implementation of the IOSCO Principles and have posted our annual audit results on our website. Additionally, other jurisdictions could adopt similar principles or concepts, which could lead to a material change in our business practices or our ability to offer our indexes, materially increase our cost of doing business, materially diminish our intellectual property rights, materially impact our contractual commitments to our data contributors or cause our data contributors to refuse to contribute data to us at a reasonable cost or at all, any of which could have material adverse effect on our equity and real estate index product lines.

Our clients may become more self-sufficient, which may reduce demand for our products and materially adversely affect our business, financial condition or results of operations.

Our clients may develop internally certain functionality contained in the products they currently license from us. For example, some of our clients who currently license our risk data to analyze their portfolio risk may develop their own tools to collect data and assess risk, making our products unnecessary for them. Similarly, a number of our clients have obtained regulatory clearance to create indexes for use as the basis of ETFs that they manage. Additionally, in August 2011, BlackRock announced that it was seeking regulatory clearance to create indexes for use as the basis of ETFs that it would manage. To the extent that our clients become more self-sufficient, demand for our products may be reduced, which could have a material adverse effect on our business, financial condition or results of operations. A growing number of asset managers and investment banks, in partnership with index providers that offer calculation agent services, or acting together with an industry group or association, have created or may create their own range of proprietary indexes, which they use to manage funds or as the basis of ETFs, structured products or OTC derivatives. See “—A limited number of clients account for a material portion of our revenue. Cancellation of subscriptions or investment product licenses by any of these clients could have a material adverse effect on our business, financial condition or results of operations” above and “—Increased competition in our industry may cause price reductions or loss of market share, which may materially adversely affect our business, financial condition or results of operations” above.

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

•	Trademarks and Service Marks—We have registered “MSCI,” “Barra,” “FEA,” “InvestorForce,” “IPD” and “RiskMetrics” as trademarks or service marks in the U.S. and in certain foreign countries. We have also registered other marks for certain products and services in the U.S. and in certain foreign countries. When we enter a new geographic market or introduce a new product brand, there can be no assurance that our existing trademark or service mark of choice will be available. Furthermore, the fact that we have registered trademarks is not an assurance that other companies may not use the same or similar names.

•	Patents—We currently hold 23 U.S. and foreign patents. We currently have three U.S. patent applications pending. Patent applications can be extremely costly to process and defend. There can be no assurance that we will be issued any patents that we apply for or that any of the rights granted under any patent that we obtain will be sufficient to protect our competitive advantages.

•	Copyrights—We believe our proprietary software and proprietary data are copyright protected. If a court were to determine that any of our proprietary software or proprietary data, such as our index level data, is not copyright protected, it could have a material adverse effect on our business, financial condition or results of operations.

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

•	License Agreements—Our products are generally made available to end users on a periodic subscription basis under a license agreement signed by the client. We also permit access to some data, such as certain index information, through the Internet under online licenses that are affirmatively acknowledged by the licensee or under terms of use. There can be no assurance that third parties will abide by the terms of our licenses or that all of our license agreements will be enforceable. See “—We are dependent on the use of third-party software and data, and any reduction in third-party product quality or any failure by us to comply with our licensing requirements could have a material adverse effect on our business, financial condition or results of operations” below for risks associated with the use of intellectual property obtained from third parties.

•	Third-Party Litigation—There have been a number of lawsuits in multiple jurisdictions, including in the U.S. and Germany, regarding whether issuers of index-linked investment products are required to obtain a license from the index owner or whether issuers may issue investment products based on a publicly-available index level data without obtaining permission from (or making payment to) the index owner. The outcome of these cases depends on a number of factors, including the governing law, the amount of information about the index available without a license and the other particular facts and circumstances of the cases. In some instances, the results of these cases are favorable to the index owner, as in a case originally filed in the Illinois state courts in 2006 involving the International Securities Exchange and its proposed use of the Dow Jones Industrial Average and the S&P 500 index. In other instances, the results have been unfavorable to the index owner, as in a 2009 case in German federal court ruling that the owner of an index trademark who publishes the index in a manner generally available to all market participants cannot prohibit, on the basis of German trademark law, a third party from referring to the index as a reference value in options issued by the third party if the trademark is used for informational and factual purposes and its use does not imply that a relationship exists with the trademark owner. If other courts or regulators or other governmental bodies in relevant jurisdictions determine that a license is not required to issue investment products linked to indexes, this could have a material adverse effect on our business, financial condition or results of operations. See “—Changes in government regulations, including the implementation of new or pending financial regulations, could materially adversely affect our business, financial condition or results of operations” above. It might also lead to changes in current industry practices such that we would no longer make our index level data publicly available, such as via our website or news media, on a timely basis.

Third parties may claim we infringe upon their intellectual property rights. Such claims would likely be costly to defend, could require us to pay damages or limit our future use of certain technologies, which could have a material adverse effect on our business, financial condition or results of operations.

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

We rely on open source code to develop software and to incorporate it in our products, as well as to support our internal systems and infrastructure. The use of open source code may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Further, some open source licenses provide that if we combine our proprietary software with open source software in a certain manner, we could be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with less development effort and time and ultimately put us at a competitive disadvantage. Additionally, the terms of many open source code licenses are ambiguous and have not been interpreted by U.S. courts. Accordingly, there are risks that there may be a failure in our procedures for controlling the usage of open source code or that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In either event, we could be required to seek licenses from third parties on terms that are not commercially feasible in order to continue offering our products, to make generally available (in source code form) portions of our proprietary code, to re-engineer our products or systems, to discontinue the licensing of our products if re-engineering could not be accomplished on a timely or cost-effective basis, or to take other remedial action that could divert resources away from our development efforts. Any of these requirements could materially adversely affect our business, financial condition or results of operations.

We are dependent on the use of third-party software and data, and any reduction in third-party product quality or any failure by us to comply with our licensing requirements could have a material adverse effect on our business, financial condition or results of operations.

We rely on third-party software and data in connection with our product development and offerings. We depend on the ability and willingness of third-party software and data providers to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The third-party software and data we use may become obsolete or incompatible with future versions of our products. We also monitor our use of third-party software and data to comply with applicable license requirements. Despite our efforts, our use of certain third-party software and data has been challenged in the past and there can be no assurance that such third parties may not challenge our use in the future, resulting in increased software or data acquisition costs, loss of rights and/or costly legal actions. Our business could be materially adversely affected if we are unable to timely or effectively replace the functionality provided by software or data that becomes unavailable or fails to operate effectively for any reason. In addition, our operating costs could increase if license fees for third-party software or data increase or the efforts to incorporate enhancements to third-party or other software or data are substantial. Some of these third-party suppliers are also our competitors, increasing the risks noted above. If any of these risks materialize, they could have a material adverse effect on our business, financial condition or results of operations.

If our products contain undetected errors or fail to perform properly due to defects, malfunctions or similar problems, it could have a material adverse effect on our business, financial condition or results of operations.

Products we develop or license, including our indexes, may contain undetected errors or defects despite testing. Such errors can exist at any point in a product’s life cycle, but are frequently found after introduction of new products or enhancements to existing products. We continually introduce new methodologies and products, and new versions of our products. Despite internal testing and testing by current clients, our current and future products may contain serious defects or malfunctions. If we detect any errors before we release a product or publish a methodology, we might have to delay the product or index release for an extended period of time while we address the problem. We may not discover errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors, and in certain cases it may be impracticable to correct such errors. If undetected errors exist in our products or methodologies, or if our products fail to perform properly due to defects, malfunctions or similar problems, it could result in harm to our reputation, lost sales, delays in commercial release, third party claims, contractual disputes, negative publicity, delays in or loss of market acceptance of our products, license terminations or renegotiations and/or unexpected expenses and diversion of resources to remedy or mitigate such errors. Additionally, any undetected errors, defects, malfunctions or similar problems in our products or methodologies could lead to significant failures, disruptions or slowdowns with respect to our product delivery to clients. The realization of any of these events could materially adversely affect our business, financial condition or results of operations. See “—Our business relies heavily on electronic delivery systems, the Internet and our information technology platform, and any failures, disruptions or instability may materially adversely affect our ability to serve our clients” above and “—We may become subject to liability based on the use of our products to support our clients’ investment processes” below.

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

A significant portion of our revenues comes from our products that are focused on various aspects of managing or monitoring equity portfolios. Volatility in equity markets over an extended period or other factors may lead to an overall decline in the viability of such markets, which could reduce new business opportunities for us and our clients. To the extent our clients significantly deemphasize equity securities in their investment strategies, the demand for our equity products would likely decrease, which could have a material adverse effect on our business, financial condition or results of operations. See “—Our revenues attributable to asset-based fees may be affected by changes in the capital markets, particularly the equity capital markets. A decrease in our revenues attributable to these products could have a material adverse effect on our business, financial condition or results of operations” above.

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

Our principal business model is to license annual, recurring subscriptions to our products for use at specified locations and often by a given number of users or for a certain volume of products or services. For most of our products, our clients may cancel their subscriptions or investment product licenses at the end of the current term. While we believe the annual, recurring subscription model supports our marketing efforts by allowing clients to subscribe without the requirement of a long-term commitment, the cancellation of subscriptions or investment product licenses by a significant number of clients at any given time may have a material adverse effect on our business, financial condition or results of operations.

Increased accessibility to free or relatively inexpensive information sources may reduce demand for our products and materially adversely affect our business, financial condition or results of operations.

In recent years, the availability of free or relatively inexpensive information has increased, particularly through advances in public cloud computing and the increase in open source as well as proprietary software, and this trend may continue. The availability of free or relatively inexpensive information may reduce demand for our products. Weak economic conditions can also result in clients seeking to utilize lower-cost information that is available from alternative sources. To the extent that our clients choose to use these sources for their information needs, our business, financial condition or results of operations may be materially adversely affected. See “—Changes in government regulations, including the implementation of new or pending financial regulations, could materially adversely affect our business, financial condition or results of operations—Potential and Proposed Regulation Affecting Benchmarks” above.

Our financial condition and results of operations may be negatively impacted to the extent that our current and potential future clients are affected by adverse changes in the financial markets.

Unfavorable changes in global or domestic financial market conditions may negatively impact the performance and financial viability of our current and potential clients, the majority of which are in the financial services industry. As a result, adverse financial market conditions could result in reduced demand for our products and services due to, among other things, the closure or consolidation of our clients, a decrease in the number of fund launches, including hedge fund launches or a shift in our clients’ investment patterns; the inability of our customers to pay for products or services, including forgoing products or services, delaying payment or underpaying; prolonged selling and renewal cycles; and increased reserves for doubtful accounts and write-offs of accounts receivable.

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

An element of our growth strategy is growth through acquisitions. As we continue pursuing selective acquisitions to support our growth strategy, we seek to be a disciplined acquirer, and there can be no assurance that we will be able to identify suitable candidates for successful acquisition at acceptable prices. In addition, our ability to achieve the expected returns and synergies from our past and future acquisitions depends in part upon our ability to effectively integrate the offerings, technology, sales, administrative functions and personnel of these businesses into our business. We cannot assure you that we will be successful in integrating acquired businesses or that our acquired businesses will perform at the levels we anticipate. In addition, our past and future acquisitions may subject us to unanticipated risks or liabilities or disrupt our operations. Any acquisition could present a number of risks, including:

•	incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

•	failure to integrate the operations or management of any acquired operations or assets successfully and on a timely and cost effective basis;

•	failure to achieve assumed synergies;

•	insufficient knowledge of the operations and markets of acquired businesses, including where the acquired company operates in many countries and in markets with which we have limited experience;

•	increased debt, which may be incurred under terms less favorable than those associated with our current debt and which may, among other things, reduce our free cash flow and increase our risk of default;

•	dilution of our common stock;

•	loss of key personnel;

•	diversion of management’s attention from existing operations or other priorities; and

•	inability to secure, on terms we find acceptable, sufficient financing that may be required for any such acquisition or investment.

In the event that we experience a high level of acquisition-related activity within a limited period of time, the possibility of occurrence of these risks would likely increase for that period. In addition, if we are unsuccessful in completing acquisitions of other businesses, operations or assets or if such opportunities for expansion do not arise, our future growth, business, financial condition or results of operations could be materially adversely affected.

Our revenues, expenses, assets and liabilities are subject to foreign currency exchange rate fluctuation risk.

We are subject to foreign currency exchange rate fluctuation risk. Exchange rate movements can impact the U.S. dollar reported value of our revenues, expenses, assets and liabilities denominated in non-U.S. dollar currencies or where the currency of such items is different than the functional currency of the entity where these items were recorded.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the years ended December 31, 2015 and 2014, 17.8% and 20.2%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 17.8% of non-U.S dollar exposure for the year ended December 31, 2015, 37.0% was in British pounds sterling, 35.8% was in Euros and 21.6% was in Japanese yen. Of the 20.2% of non-U.S dollar exposure for the year ended December 31, 2014, 38.3% was in Euros, 34.0% was in British pounds sterling and 21.7% was in Japanese yen.

Revenues from index-linked investment products represented 18.4% and 17.8% of operating revenues for the years ended December 31, 2015 and 2014, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 41.3% and 43.1% of our operating expenses, including operating expense attributable to income (loss) from discontinued operations, net of income taxes, for the years ended December 31, 2015 and 2014, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Swiss francs, Euros, Hungarian forints, Hong Kong dollars, Chinese yuan and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $2.2 million and $3.0 million for the years ended December 31, 2015 and 2014, respectively. Although we believe that our guidelines and policies are reasonable and prudent, any hedging instruments that we may enter into in the future may not be successful, resulting in an adverse impact on our results of operations.

To the extent that our international activities recorded in local currencies increase or decrease in the future, our exposure to fluctuations in currency exchange rates may correspondingly increase and could have a material adverse effect on our business, financial condition or results of operations.

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

Claims against us, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources and could have a negative impact on our reputation or pose a significant disruption to our normal business operations. In addition, the duration or outcome of such claims and lawsuits is difficult if not impossible to predict, which could further exacerbate the adverse effect they may have on our business operations.

Our indebtedness could materially adversely affect our business, financial condition or results of operations.

The Company has issued an aggregate principal amount of $1.6 billion in senior unsecured notes in two discrete private offerings of $800.0 million each. On November 20, 2014, we completed a private offering of $800.0 million aggregate principal amount of 5.250% Senior Notes due 2024 (the “2024 Senior Notes”) and entered into a new $200.0 million senior unsecured revolving credit agreement (our “2014 Revolving Credit Agreement”). We used the net proceeds from the offering of the 2024 Senior Notes, together with cash on hand, to prepay in full the $794.8 million of outstanding indebtedness under our amended and restated senior secured term loan facility. On August 13, 2015, the Company completed its second private offering of $800.0 million aggregate principal amount of 5.750% Senior Notes due 2025 (the “2025 Senior Notes,” and together with the 2024 Senior Notes, the “Senior Notes”). The Company intends to use the net proceeds from the offering of the

2025 Senior Notes for general corporate purposes, including, without limitation, previously announced repurchases of our common stock. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding our 2014 Revolving Credit Agreement and the Senior Notes.

As of December 31, 2015, we had $1.6 billion of outstanding indebtedness under the Senior Notes and $200.0 million of undrawn aggregate commitments under our 2014 Revolving Credit Agreement, which includes $25.0 million for the issuance of letters of credit. Any borrowings under our 2014 Revolving Credit Agreement may be voluntarily prepaid and reborrowed. However, the undrawn portion of the aggregate commitments is subject to an unused commitment fee, which, upon specified increases in leverage, will rise by the applicable margin (as defined below).

The Senior Notes and our 2014 Revolving Credit Agreement are fully and unconditionally, and jointly and severally, guaranteed by our direct or indirect wholly-owned domestic subsidiaries that account for more than 5% of our and our subsidiaries’ consolidated assets, other than certain excluded subsidiaries (the “subsidiary guarantors”). Any amounts due under our 2014 Revolving Credit Agreement would be our and the subsidiary guarantors’ senior unsecured obligations and rank equally with the Senior Notes and any of our other unsecured, unsubordinated debt, senior to any of our subordinated debt and effectively subordinated to our secured debt to the extent of the assets securing such debt. Our 2014 Revolving Credit Agreement and the indentures dated as of November 20, 2014 and August 13, 2015, governing our Senior Notes, respectively (together, the “Indentures governing our Senior Notes”), among us, each of the subsidiary guarantors, and Wells Fargo Bank, National Association, as trustee, contain restrictive covenants that limit our ability and our existing and future subsidiaries’ abilities to, among other things, incur liens; incur additional indebtedness; make investments; make acquisitions, merge, dissolve, liquidate, consolidate with or into another person; sell, transfer or dispose of assets; pay dividends or other distributions in respect of our capital stock; change the nature of our business; enter into any transactions with affiliates other than on an arm’s length basis; and prepay, redeem or repurchase debt. In addition, the Indentures governing our Senior Notes restrict our non-guarantor subsidiaries’ ability to create, assume, incur or guarantee additional indebtedness without such non-guarantor subsidiaries guaranteeing the Senior Notes on a pari passu basis.

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

On August 13, 2015, the Company completed the offering of the 2025 Senior Notes, which caused our Consolidated Leverage Ratio to increase to 3.08:1.00 as of December 31, 2015. As a result of our increase in leverage, we are currently subject to the highest applicable margin provided for under our 2014 Revolving Credit Agreement, which has increased the rate on our unused commitments to 0.35%.

In addition, our 2014 Revolving Credit Agreement and the Indentures governing our Senior Notes contain certain affirmative covenants. Any of these restrictions may interfere with our ability to obtain financings and to engage in business activities, which could have a material adverse effect on our business, financial condition or results of operations. See “—A change in our credit ratings could materially adversely affect our financial condition” below.

If we incur substantial additional indebtedness, the risks described above could be further exacerbated.

We may need to incur additional indebtedness, including secured indebtedness, in the future in the ordinary course of business. The terms of our 2014 Revolving Credit Agreement and the Indentures governing our Senior Notes restrict, but do not completely prohibit, us from doing so. Our 2014 Revolving Credit Agreement provides for an incremental facility that allows us to increase aggregate commitments by an additional $200.0 million under certain circumstances. In addition, the Indentures governing our Senior Notes allows us to issue additional Senior Notes under certain circumstances. Accordingly, we may be able to incur substantial additional debt from time to time under our existing debt agreements and otherwise, to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could intensify. Specifically, a high level of indebtedness could, among other things:

•	require us to dedicate a substantial portion of our cash flows from operations or proceeds of any equity issuance or additional debt incurrence to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, dividend payments, development activity, acquisitions and other general corporate purposes;

•	increase our vulnerability to adverse general economic or industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business or the markets in which we operate;

•	make us more vulnerable to increases in interest rates, as borrowings under our 2014 Revolving Credit Agreement are at variable rates;

•	limit our ability to obtain additional financing in the future for working capital or other purposes, such as raising the funds necessary to repurchase all of the Senior Notes tendered to us upon the occurrence of specified changes of control in our ownership;

•	increase our interest expense;

•	make it difficult for us to optimally capitalize and manage the cash flow for our business; and

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness.

If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default under the terms of such agreements, which could result in an acceleration of repayment.

If we are unable to comply with the restrictions and covenants in our 2014 Revolving Credit Agreement and the Indentures governing our Senior Notes, there could be a default under the terms of these debt agreements. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests, may be affected by events beyond our control including prevailing economic, financial and industry conditions. As a result, there can be no assurance that we will be able to comply with these restrictions and covenants or meet such financial ratios and tests, and any such default under our debt agreements could have a material adverse effect on our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities.

Additionally, if certain events of default occur, continue or remain uncured under our debt agreements, we are required to repurchase, redeem, repay or prepay, as the case may be, the debt under such agreement prior to maturity and/or such debt could become accelerated and immediately due and payable. For example, upon the occurrence of specified changes of control in our ownership, the holders of the Senior Notes have the right to compel us to repurchase all or part of the 2024 Senior Notes or 2025 Senior Notes, as applicable, in cash at a price equal to 101.0% of the aggregate principal amount to be repurchased plus accrued interest. Additionally, the holders of the 2024 Senior Notes or 2025 Senior Notes may, in connection with certain events of default, accelerate the principal amount of the 2024 Senior Notes or 2025 Senior Notes, as applicable, together with accrued and unpaid interest, and declare the same to be due and payable after giving the required notice.

Likewise, under our 2014 Revolving Credit Agreement, the lenders may, in connection with certain events of default, elect to terminate borrowing commitments and declare all outstanding borrowings, together with accrued and unpaid interest and other fees, to be due and payable.

Our debt agreements also contain cross-default or cross-acceleration provisions, pursuant to which a default is deemed to have occurred under such agreement if a default or acceleration occurs under another debt agreement. For example, our 2014 Revolving Credit Agreement and the Indentures governing our Senior Notes contain cross-default provisions relating to nonpayment by us or any of our subsidiaries in connection with debt aggregating $50.0 million or more (subject to certain cure periods). If any of the above events should occur, we and our subsidiaries may not have sufficient assets to repay in full all of our outstanding indebtedness. Additionally, we may not be able to amend our debt agreements or obtain needed waivers on satisfactory terms.

To service our indebtedness, we will require a significant amount of cash. However, our ability to generate cash depends on many factors beyond our control. If we are unable to generate a sufficient amount of cash, our financial condition and results of operations could be negatively impacted.

Our ability to make payments on our indebtedness and to fund planned capital expenditures depends on our ability to generate and access cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory and other factors, many of which are beyond our control. We cannot assure you that we will maintain cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our business may not generate sufficient cash flow from operations and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to secure additional financing on terms favorable or acceptable to us or at all. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, ability to obtain financing and ability to compete in our industry could be materially adversely affected.

Absent sufficient cash flow and the ability to refinance, we could also be forced to sell assets to make up for any shortfall in our payment obligations. However, the terms of our 2014 Revolving Credit Agreement and the Indentures governing our Senior Notes limit our and our subsidiaries’ ability to sell assets and also restrict the use of proceeds from such a sale. Accordingly, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations on our indebtedness.

Increased costs of financing, a reduction in the availability of short-term and long-term funding and access to capital, fluctuations in the levels of interest rates and inflation, could materially adversely affect our liquidity, operating expenses or results of operations.

At December 31, 2015, we had no borrowings outstanding under our 2014 Revolving Credit Agreement and all of our outstanding long-term debt was subject to a fixed interest rate. Adverse conditions in the domestic and global financial markets could, however, increase our costs for additional financing and negatively affect our ability to refinance, repurchase, redeem, repay or prepay, as the case may be, our debt at or prior to maturity, raise capital or fund other types of obligations. Our access to capital is also impacted by changes in interest rates and inflation, which could restrict the availability to us of short-term and long-term funding. Recent interest rates in the U.S. have been at historically low levels, and increases in these rates could increase our interest expense and reduce our funds available for operations and other purposes with respect to newly incurred debt, or borrowings, if any, under our 2014 Revolving Credit Agreement. Additionally, any downgrades to our credit rating or outlook may increase the cost, and reduce the availability, of financing. See “—A change in our credit ratings could materially adversely affect our financial condition” below.

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

A change in our credit ratings could materially adversely affect our financial condition.

Our credit ratings are not recommendations to buy, sell or hold any of our common stock or outstanding debt. Our outstanding debt under the Senior Notes, which amounts to an aggregate principal amount of approximately $1.6 billion, currently has a non-investment grade rating. Any rating assigned to such debt is subject to ongoing evaluation by the credit rating agencies and could be lowered or withdrawn entirely at any time by such agency if, in the agency’s judgment, future circumstances relating to the basis of the rating so warrant. Such future circumstances include, but are not limited to, adverse changes to our results of operations, financial condition or cash flows, or revisions to our corporate strategy pertaining to capitalization or leverage. For example, on July 28, 2015, the Board of Directors authorized corporate action that led to a change in the Company’s target leverage and interest expense, allowing for the issuance of our 2025 Senior Notes on August 13, 2015. Following the Board of Directors’ authorization, one of the ratings agencies described the increase as substantially higher than current leverage levels and as a result downgraded our credit rating. This recent downgrade, and any further downgrade, could adversely affect the amount of capital we can access, as well as the terms of any financing we obtain.

In addition, our debt covenants contain certain obligations that are triggered by a change in our credit rating. The Senior Notes contain covenants that require the Company to offer to repurchase the 2024 Senior Notes or 2025 Senior Notes, as applicable, in cash at a price equal to 101.0% of their par value, in the event of a change of control of the Company or disposition of substantially all of the Company’s assets. The Company is obligated to make such repurchase offer to noteholders if the following two conditions are met at the time of, or as a result of, such change of control or asset sale transaction: (i) the Senior Notes are rated below investment grade by each rating agency that rates the Senior Notes and (ii) the Senior Notes are downgraded by any rating agency.

Any adverse change in our credit rating could have a negative effect on our liquidity and future growth through transactions in which we rely on the ability to receive debt capital at an advantageous cost and on favorable terms. Accordingly, actual or anticipated changes or downgrades to or withdrawal of our credit ratings, including any announcement that our ratings are under review or have been assigned a negative outlook, could have a material adverse effect on our financial condition, results of operations and cash flows, and on the market value of our common stock and outstanding debt.

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

Although we currently estimate that the total cost of ongoing development and implementation of our business continuity plans will not have a material impact on our business, financial condition or results of operations, we cannot provide any assurance that our estimates regarding the timing and cost of implementing these plans will be accurate. Unexpected or higher than estimated costs could have a material adverse effect on our financial condition or results of operations.

We are subject to unanticipated costs in connection with political, economic, legal, operational, franchise and other risks as a result of our international operations, which could materially adversely impact our businesses in many ways.

As we continue to expand our international operations, we increase our exposure to political, economic, legal, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible capital controls, exchange controls, customs duties, sanctions compliance, tax penalties, levies or assessments, broad regulatory discretion and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability in certain of the countries or regions in which we conduct operations. A significant number of our employees are located in offices outside of the U.S. and a number of those employees are located in emerging market locations. For example, as of December 31, 2015, 52.8% of our employees were located in emerging market locations. The cost of establishing and maintaining these offices, including costs related to information technology infrastructure, as well as the costs of attracting, training and retaining employees in these locations may be higher, or may increase at a faster rate, than we anticipate, which could have a material adverse effect on our business, financial condition or results of operations.

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

In order to penetrate markets outside of the U.S., we must provide a suite of products and services that fit the needs of the local market. Demand for our products and services is still nascent in many parts of the world.

Many countries have not fully developed laws and regulations regarding risk management and ESG and, in many cases, institutions in these countries have not developed widely accepted best practices regarding the same. If we do not appropriately tailor our products and services to fit the needs of the local market, we may be unable to effectively grow sales of our products and services outside of the U.S. There can be no assurances that demand for our products and services will develop in these countries.

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

Our ability to attract and retain customers is affected by external perceptions of our brand and reputation. Negative perceptions or publicity could damage our reputation with customers, prospects and the public generally, which could negatively impact, among other things, our ability to attract and retain customers, employees and suppliers, as well as suitable candidates for acquisition or other combinations. See “—Any failure to ensure and protect the confidentiality of client data could adversely affect our reputation and have a material adverse effect on our business, financial condition or results of operations” above, “—We have confidentiality policies in place regarding changes to the composition of our equity indexes and have implemented information barrier procedures to protect the confidentiality of the material, non-public information regarding changes to our equity indexes. If our confidentiality policies or information barrier procedures fail, our reputation could be damaged and our business, financial condition or results of operations could be materially adversely affected” above and “—If our products contain undetected errors or fail to perform properly due to defects, malfunctions or similar problems, it could have a material adverse effect on our business, financial condition or results of operations” above.

We may have exposure to additional tax liabilities in various jurisdictions.

As a global corporation, we are subject to income taxes as well as non-income or indirect taxes, in the U.S. and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Changes in domestic and international tax laws could negatively impact our overall effective tax rate.

Although we believe that our tax provisions are reasonable, there can be no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. To the extent we are required to pay amounts in excess of our reserves, such differences could have a material adverse effect on our Consolidated Statement of Income for a particular future period. In addition, an unfavorable tax settlement could require use of our cash and result in an increase in our effective tax rate in the period in which such resolution occurs.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in the U.S. and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities.

Our investments in recorded goodwill and other intangible assets as a result of acquisitions, including goodwill and other intangible assets resulting from our acquisitions, could be impaired as a result of future business conditions, requiring us to record substantial write-downs that would reduce our operating income.

We have goodwill and intangible assets of $1,957.1 million recorded on our balance sheet as of December 31, 2015. We evaluate the recoverability of recorded goodwill amounts and intangible assets annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring management’s judgment. Changes in fair market valuations and our operating performance or business conditions, in general, could result in future impairments of goodwill which could materially adversely affect our results of operations. In addition, if we are not successful in achieving anticipated operating efficiencies associated with acquisitions, our goodwill and intangible assets may become impaired.

In connection with our initial public offering and separation from Morgan Stanley, we entered into agreements with Morgan Stanley where we agreed to indemnify Morgan Stanley for, among other things, certain past, present and future liabilities related to our business.

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

The market price of our common stock is likely to fluctuate in the future for a variety of factors, some of which are beyond our control. One possible outcome of such fluctuation could be a decline in the value of your investment. For example, some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in or failure to meet guidance or long-term targets provided by the Company with respect to financial and operating metrics;

•	changes in operating margins;

•	declines in the value of AUM in ETFs linked to MSCI indexes;

•	loss of key clients (See “—Our clients that pay us a fee based on the assets of an investment product may seek to negotiate a lower asset-based fee percentage or may cease using our indexes, which could limit the growth of or decrease our revenues from asset-based fees” above);

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our products to achieve or maintain market acceptance;

•	failure to produce or distribute our products;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	changes in our dividend policy or stock repurchase program;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	litigation involving our Company, our general industry or both;

•	changes in or departures of key personnel;

•	investors’ general perception of us, including any perception of misuse of sensitive information;

•	changes in general economic, industry and market conditions in one or more significant regions around the world; and

•	changes in regulatory developments in the U.S., foreign countries or both and changes in other dynamics.

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

Our business performance might not be sufficient for us to meet the full-year financial guidance or long-term targets that we provide publicly.

We provide full-year financial guidance and long-term targets to the public based upon our assumptions regarding our expected financial performance. For example, we provide assumptions regarding our ability to manage our expenses, generate free cash flow, achieve a certain effective tax rate, access cash generated outside of the U.S. and achieve our profitability targets. While we believe that our annual financial guidance and long-term targets provide investors and analysts with insight to our view of the Company’s future performance, such financial guidance and long-term targets are based on assumptions that may not always prove to be accurate and may vary from actual results. If we fail to meet the full-year financial guidance or achieve the long-term targets that we provide, or if we find it necessary to revise such guidance during the year or long-term targets over time, the market value of our common stock could be adversely affected.

Future sales of our common stock, or the perception that such sales may occur, could depress our common stock price.

Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could depress the market price of our common stock. This would include sales of our common stock underlying restricted shares of common stock and options to purchase shares of common stock granted in connection with our initial public offering and pursuant to our equity incentive compensation plans.

As of February 19, 2016, 98,786,211 shares of our common stock were outstanding and freely tradable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.

In November 2007, we filed a registration statement registering under the Securities Act the 12,500,000 shares of common stock reserved for issuance in respect of incentive awards to our officers and certain of our employees pursuant to the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan and the 500,000 shares of common stock reserved for issuance in respect of equity awards made to our directors who are not employees of the Company or Morgan Stanley pursuant to the MSCI Independent Directors’ Equity Compensation Plan. As of December 31, 2015, we had issued 7,813,090 and 173,393 shares of common stock under the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan and MSCI Independent Directors’ Equity Compensation Plan, respectively. In February 2016, the Board of Directors, upon the recommendation of the Compensation Committee, approved the MSCI Inc. 2016 Omnibus Plan (“Omnibus Plan”), a new equity incentive compensation plan that the Company will propose for approval at the Company’s 2016 annual meeting of shareholders. Pursuant to the Omnibus Plan, the Company will reserve additional shares of common stock for issuance, which will be registered under the Securities Act if the plan is approved by the Company’s shareholders. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity—Equity Compensation Plans.”

In connection with the acquisition of RiskMetrics, we filed a registration statement registering under the Securities Act the 4,257,779 shares of MSCI common stock reserved for issuance in respect of incentive awards to officers and certain employees of RiskMetrics pursuant to the RiskMetrics Group, Inc. 2000 Stock Option Plan, RiskMetrics Group, Inc. 2004 Stock Option Plan, Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan and RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (collectively, the “RMG Plans”). As of December 31, 2015, we had issued 3,837,798 shares of common stock under the RMG Plans. In June 2010, we also filed a registration statement assuming 3,060,090 shares available under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan. As of December 31, 2015, we had issued 2,097,370 shares of common stock under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan, which terminated on June 30, 2012. See Note 10, “Shareholders’ Equity” of the Notes to the Consolidated Financial Statements included herein.

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

Section 203 of the General Corporation Law of the State of Delaware prohibits a person who acquires more than 15% but less than 85% of all classes of our outstanding voting stock without the approval of our Board of Directors from merging or combining with us for a period of three years, unless the merger or combination is approved by the affirmative vote of at least two-thirds of our outstanding voting stock not owned by such person. These provisions would apply even if the proposed merger or acquisition could be considered beneficial by some shareholders.

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

On September 17, 2014, our Board of Directors approved a plan to initiate a regular quarterly cash dividend to our shareholders. On October 30, 2014, we began paying regular quarterly cash dividends and have paid such dividends each quarter thereafter. On February 2, 2016, our Board of Directors declared our next quarterly cash dividend, in an amount of $0.22 per share of common stock, to be paid on March 11, 2016 to shareholders of record as of the close of trading on February 19, 2016. Although we plan to continue to pay regular quarterly cash dividends at the target rates (currently 30%-40% of Adjusted EPS) established by our Board of Directors from time to time, there can be no assurance that we will be able to continue to do so or that we will achieve an annual dividend rate in any particular amount. Our Board of Directors may, in its discretion, decrease the quarterly or annual rate of dividends or entirely discontinue the payment of dividends at any time if it deems such action to be in the best interests of the Company and our shareholders.

Our cash dividend policy is based upon our Board of Directors’ assessment of our financial condition and the general business environment in which we operate at the time of declaration. Any future declaration and payment of cash dividends to our shareholders depends on the assessment of a number of factors, some of which are beyond our control, and a change in any one or more factors could affect our dividend policy. These factors include: our results of operations and liquidity; future prospects for earnings and cash flows; our available cash on hand and anticipated cash needs; the level and timing of capital expenditures, principal repayments and other capital needs; our ability to comply with current or future financial and negative covenants that limit our ability to pay dividends and make certain other restricted payments (including the incurrence covenants contained in our 2014 Revolving Credit Agreement and the Indentures governing our Senior Notes); tax treatment of dividends in the U.S.; legal restrictions on the payment of dividends and other provisions of law in any applicable jurisdiction; and any other factors that our Board of Directors may deem relevant in light of the prevailing conditions at the time of such assessment. As a result, we can give no assurance that we will in the future choose or be able to declare or pay a cash dividend, maintain our current level of dividends or increase them over time. Our failure to declare or pay a dividend, a reduction in the level of such dividend or the discontinuance of such dividend could materially adversely affect the market price of our common stock.

The share repurchase programs approved by our Board of Directors may not result in enhanced value to shareholders and may negatively affect our share price.

On October 28, 2015, our Board of Directors approved a share repurchase program authorizing the purchase of up to $1.0 billion worth of shares of our common stock (the “2015 Repurchase Program”). Share repurchases made pursuant to the 2015 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by our Board of Directors at any time without prior notice. The 2015 Repurchase Program carries risks and uncertainties, including, among other things, that the authorized purchases will not be completed within the expected timing or will not be made at the best possible price. Additionally, we are permitted to, and may, discontinue the 2015 Repurchase Program at any time, including, without limitation, upon determining that we have insufficient cash flows or surplus levels required by Delaware law to continue to execute such program. Any such discontinuation or inability to continue to execute the 2015 Repurchase Program could cause the market price of our common stock to decline. Accordingly, there can be no assurance that we will pursue or be successful in completing the execution of the 2015 Repurchase Program or any future repurchase program. Additionally, the existence of a share repurchase program could cause the market price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our shares. As a result, any repurchase program may not ultimately result in enhanced value to our shareholders and may not prove to be the best use of our cash resources.

Item 1B.	Unresolved Staff Comments

Nothing required to be disclosed.

Item 2.	Properties

Our corporate headquarters is located in New York, New York. This is also our largest sales office and one of our main research centers. As of December 31, 2015, our principal offices consisted of the following leased properties:

Location	Square Feet	Number of Offices	Expiration Date
Mumbai, India	126,286	1	September 30, 2018
New York, New York	125,811	1	February 28, 2033
Budapest, Hungary	44,225	1	February 29, 2024
Berkeley, California	34,178	1	February 29, 2020
London, England	32,365	1	December 25, 2026
Monterrey, Mexico	28,933	1	December 31, 2020
Norman, Oklahoma	23,664	1	May 31, 2024
Manila, Philippines	20,904	1	February 28, 2019
Conshohocken, Pennsylvania	15,590	1	June 30, 2019
Boston, Massachusetts	13,506	1	November 30, 2021
Geneva, Switzerland	11,883	1	March 31, 2019
Beijing, China	10,757	1	December 31, 2016

As of December 31, 2015, we also leased and occupied offices in the following locations: San Francisco, California; Chicago, Illinois; Hong Kong, China; Frankfurt, Germany; Paris, France; Shanghai, China; Sydney, Australia; Tokyo, Japan; Ann Arbor, Michigan; Portland, Maine; Toronto, Canada; Singapore; Amsterdam, Netherlands; Johannesburg, South Africa; Gaithersburg, Maryland; Cape Town, South Africa; Milan, Italy; Stockholm, Sweden; Sao Paolo, Brazil; Dubai, United Arab Emirates; Seoul, Korea; Taipei, Taiwan; and Santiago, Chile.

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

Stock Price and Dividends

Our common stock has traded on the New York Stock Exchange since November 15, 2007 and trades under the symbol “MSCI.” As of February 19, 2016, there were 146 shareholders of record of our common stock. The following table presents the high and low closing sales prices per share and cash dividends declared and distributed per share of our common stock from January 1, 2014 through December 31, 2015.

Years Ended	High	Low	Dividends per Share of Common Stock

December 31, 2015
First Quarter	$61.31	$47.24	$0.18
Second Quarter	$63.75	$60.32	$0.18
Third Quarter	$68.16	$57.78	$0.22
Fourth Quarter	$72.85	$57.95	$0.22

December 31, 2014
First Quarter	$46.27	$40.28	$—
Second Quarter	$45.85	$40.54	$—
Third Quarter	$48.98	$43.90	$—
Fourth Quarter	$48.92	$42.20	$0.18

On February 19, 2016, the per share closing price of our common stock on the New York Stock Exchange was $71.55.

Dividend Policy

On September 17, 2014, the Board of Directors approved a plan to initiate a regular quarterly cash dividend. On February 2, 2016, our Board of Directors declared our next quarterly cash dividend, in an amount of $0.22 per share of common stock, to be paid on March 11, 2016 to shareholders of record as of the close of trading on February 19, 2016.

The payment amounts of future dividends will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, business conditions, corporate law requirements and other factors.

The Transfer Agent and Registrar for our common stock is Broadridge Financial Solutions, Inc.

Equity Compensation Plans

On November 2, 2007 and November 5, 2007, our shareholders and Board of Directors approved, respectively, the implementation of the MSCI Independent Directors’ Equity Compensation Plan (as amended and restated on January 12, 2011, the “IDECP”). Under the IDECP, the directors that are not employees of the Company receive annual Board retainer fees and fees for serving on the Company’s committees, if applicable, and pursuant to the terms of the IDECP, a director may make an election to receive all or any portion of such director’s retainer and committee fees in shares of our common stock. Directors who are not employees of the Company are entitled to receive an annual grant of $140,000 each in stock units and the lead director is entitled to an additional $25,000 in stock units, which are typically subject to a one-year vesting schedule. Under the MSCI Inc. Director Deferral Plan, directors may elect to defer receipt of all or any portion of any shares of our common stock issuable upon conversion of any stock unit or any retainer elected to be paid in shares of our common stock until (i) 60 days following separation of service or (ii) the earlier of a specified date or 60 days following separation of service. The total number of shares authorized to be awarded under the plan is 500,000. On February 18, 2016, the Board of Directors, upon the recommendation of the Compensation Committee, approved the MSCI Inc. 2016 Non-Employee Director Equity Compensation Plan (the “2016 Director Plan”), a new cash and equity incentive compensation plan that the Company will propose for approval at the Company’s 2016 annual meeting of shareholders. The Company does not expect to reserve any additional shares of common stock for issuance in connection with the 2016 Director Plan.

On November 2, 2007 and November 5, 2007, our shareholders and Board of Directors approved, respectively, the implementation of the MSCI 2007 Equity Incentive Compensation Plan. On April 9, 2008, our shareholders approved the MSCI Amended and Restated 2007 Equity Incentive Compensation Plan (as further amended, the “MSCI EICP”) and the MSCI Inc. Performance Formula and Incentive Plan (the “Performance Plan”). The MSCI EICP permits the Compensation Committee to make grants of a variety of equity based awards (such as stock, restricted stock, stock units and options) totaling up to 12,500,000 shares to eligible recipients, including employees and consultants. No awards are permitted to be granted under this plan after April 9, 2018. On February 18, 2016, the Board of Directors, upon the recommendation of the Compensation Committee, approved the MSCI Inc. 2016 Omnibus Plan (“Omnibus Plan”), a new equity incentive compensation plan that the Company will propose for approval at the Company’s 2016 annual meeting of shareholders. Pursuant to the Omnibus Plan, the Company will reserve additional shares of common stock for issuance (resulting in an expected aggregate reserve of 7.5 million shares (inclusive of the share reserve remaining under the MSCI EICP); plus any additional shares which become available due to forfeiture, expiration or cancellation of outstanding awards, as described in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included herein), which will be registered under the Securities Act if the plan is approved by the Company’s shareholders. This is in addition to currently outstanding awards under the MSCI EICP. The Company will continue to maintain the Performance Plan and may make tax-qualified awards pursuant to this plan.

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

The following table presents certain information with respect to our equity compensation plans at December 31, 2015:

	Number of Securities to be Issued Upon Vesting of Restricted Stock Units and Exercise of Outstanding Options a	Weighted Average Unit Award Value of Restricted Stock Units and Weighted-Average Exercise Price of Outstanding Options b	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) c
Equity Compensation Plans Approved by Security Holders
MSCI Independent Directors’ Equity Compensation Plan(1)	42,229	$52.20	352,564
MSCI Amended and Restated 2007 Equity Incentive Compensation Plan	1,259,124	$43.71	6,372,957
RiskMetrics Group, Inc. 2000 Stock Option Plan	—	$—	—
RiskMetrics Group, Inc. 2004 Stock Option Plan	62,689	$19.72	—
RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan	196,210	$22.22	—

Total	1,560,252	$40.27	6,725,521

(1)	The MSCI Independent Directors’ Equity Compensation Plan does not authorize the issuance of options to purchase MSCI common stock.

Stock Repurchases

On December 13, 2012, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock beginning immediately and continuing through December 31, 2014 (the “2012 Repurchase Program”).

Prior to 2014, the Company repurchased an aggregate of $200.0 million worth of shares of MSCI’s common stock through multiple accelerated share repurchase (“ASR”) agreements under the 2012 Repurchase Program. On February 6, 2014, MSCI utilized the remaining $100.0 million repurchase authorization provided by the 2012 Repurchase Program.

On February 4, 2014, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock, which was increased to $850.0 million on September 17, 2014 (the “2014 Repurchase Program”). On October 14, 2015, the Company exhausted the $850.0 million share repurchase authorization under the 2014 Repurchase Program.

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

On June 2, 2015, the Company began purchasing shares of its common stock on the open market in accordance with SEC Rule 10b5-1. Through December 31, 2015, the Company paid $670.8 million to receive approximately 10.7 million shares of MSCI’s common stock on the open market as part of both the 2014 Repurchase Program and the 2015 Repurchase Program.

Pursuant to the 2014 Repurchase Program and the 2015 Repurchase Program, as of December 31, 2015, the Company purchased a total of 16.4 million shares of MSCI’s common stock for an average purchase price of $59.22 per share.

Since September 2014 and through December 31, 2015, approximately $1.1 billion was returned through share repurchases and cash dividends and a total of $1.4 billion was returned to shareholders since 2012.

The following table provides information with respect to purchases made by or on behalf of the Company of its common stock during the quarter ended December 31, 2015. There were no other share repurchases during the quarter outside of the repurchases noted below.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (October 1, 2015-October 31, 2015)	2,273,483	$59.29	2,269,186	$1,000,000,000
Month #2 (November 1, 2015-November 30, 2015)	695,301	$68.33	688,223	$952,974,000
Month #3 (December 1, 2015-December 31, 2015)	1,047,474	$70.44	1,046,354	$879,283,000

Total	4,016,258	$63.76	4,003,763	$879,283,000

(1)	Includes (i) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units; (ii) shares withheld to satisfy tax withholding obligations and exercise price on behalf of employees that occur upon exercise and delivery of outstanding shares underlying stock options; and (iii) shares held in treasury under the MSCI Inc. Director Deferral Plan. The value of the shares withheld were determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company. The amount also includes shares repurchased under the 2014 Repurchase Program.
(2)	See Note 10, “Shareholders’ Equity” of the Notes to the Consolidated Financial Statements included herein for further information regarding our stock repurchase programs.

Recent Sales of Unregistered Securities

The Company has issued an aggregate principal amount of $1.6 billion in senior unsecured notes in two discrete private placements, each in the amount of $800.0 million, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company completed its offering of the 2025 Senior Notes on August 13, 2015 and its offering of the 2024 Senior Notes on November 20, 2014. The Senior Notes have not been registered under the Securities Act or any state securities laws.

There were no unregistered sales of equity securities in the year ended December 31, 2015.

Use of Proceeds from Sale of Registered Securities

None.

FIVE-YEAR STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholders’ return on our common stock, the Standard & Poor’s 500 Stock Index and the NYSE Composite Index since December 31, 2010 assuming an investment of $100 at the closing price on December 31, 2010. In calculating total annual shareholders’ return, reinvestment of dividends, if any, is assumed. The indexes are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indexes are an appropriate measure of the relative performance of the common stock. This graph is not “soliciting material,” is not to be deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Total Investment Value

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
MSCI Inc.	$188	$122	$112	$80	$85
S&P 500	$181	$178	$157	$118	$102
NYSE Composite Index	$145	$151	$141	$112	$97

Item 6.	Selected Consolidated Financial Data

Our selected consolidated financial data for the periods presented should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

The selected Consolidated Statement of Income data for the years ended December 31, 2015, 2014 and 2013 and the selected Consolidated Statement of Financial Condition data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K. Our consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 have been audited and reported upon by an independent registered public accounting firm in each period. The selected Consolidated Statement of Income data for the years ended December 31, 2012 and 2011 and the selected Consolidated Statement of Financial Condition data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The selected financial information presented below may not be indicative of our future performance.

	As of or For the Years Ended
	December 31, 2015 (1)	December 31, 2014 (2)		December 31, 2013 (4)	December 31, 2012 (5)	December 31, 2011
	(in thousands, except operating margin and per share data)
Operating revenues	$1,075,013	$996,680		$913,364	$826,990	$781,355
Total operating expenses	671,115	659,514		573,033	508,755	484,193

Operating income	403,898	337,166		340,331	318,235	297,162
Other expense (income), net	54,344	28,828		27,503	57,434	59,592
Provision for income taxes	119,516	109,396		112,918	96,010	78,634

Income from continuing operations	230,038	198,942		199,910	164,791	158,936
Income (loss) from discontinued operations, net of income taxes	(6,390)	85,171	(3)	22,647	19,447	14,518

Net income	$223,648	$284,113		$222,557	$184,238	$173,454

Operating margin	37.6%	33.8%		37.3%	38.5%	38.0%
Earnings per basic common share from continuing operations	$2.11	$1.72		$1.66	$1.34	$1.31
Earnings per diluted common share from continuing operations	(0.06)	0.73		0.19	0.16	0.12

Earnings per basic common share	$2.05	$2.45		$1.85	$1.50	$1.43

Earnings per basic common share from continuing operations	$2.09	$1.70		$1.64	$1.32	$1.29
Earnings per diluted common share from continuing operations	(0.06)	0.73		0.19	0.16	0.12

Earnings per basic common share	$2.03	$2.43		$1.83	$1.48	$1.41

Weighted average shares outstanding used in computing earnings per share
Basic	109,124	115,737		120,100	122,023	120,717

Diluted	109,926	116,706		121,074	123,204	122,276

Dividends declared per common share	$0.80	$0.18		$—	$—	$—

Cash and cash equivalents	$777,706	$508,799		$358,434	$183,309	$252,211

Short-term investments	$—	$—		$—	$70,898	$140,490

Accounts receivable (net of allowances)	$208,239	$178,717		$169,490	$153,557	$180,566

	As of or For the Years Ended
	December 31, 2015 (1)	December 31, 2014 (2)	December 31, 2013 (4)	December 31, 2012 (5)	December 31, 2011
	(in thousands, except operating margin and per share data)
Goodwill and intangible assets, net of accumulated amortization	$1,957,111	$1,998,532	$2,408,871	$2,438,827	$2,367,809

Total assets	$3,146,987	$2,882,533	$3,129,286	$3,013,118	$3,072,849

Deferred revenue	$317,552	$310,775	$319,735	$308,022	$289,217

Current maturities of long-term debt	$—	$—	$18,301	$40,654	$5,964

Long-term debt, net of current maturities	$1,579,404	$788,358	$782,652	$805,227	$1,048,462

Total shareholders’ equity	$901,487	$1,432,833	$1,564,347	$1,413,950	$1,294,151

(1)	Includes the impact of Insignis from the October 16, 2015 acquisition date, which was not material. Deferred taxes have been presented in accordance with ASU 2015-17 prospectively beginning on December 31, 2015. Prior periods have not been retrospectively restated to match this presentation.
(2)	Includes the results of GMI Ratings from the August 11, 2014 acquisition date, the impact of which was not material.
(3)	Includes the net gain resulting from the disposition of ISS, the impact of which was not material.
(4)	Includes the results of InvestorForce from the January 29, 2013 acquisition date, the impact of which was not material.
(5)	Includes the results of IPD from the November 30, 2012 acquisition date, the impact of which was not material.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described below. Such risks and uncertainties include, but are not limited to, those identified below and those described in Part 1, Item 1A. “Risk Factors,” within this Annual Report on Form 10-K.

Overview

MSCI offers content, applications and services to support the needs of institutional investors throughout their investment processes. MSCI clients include asset owners, such as pension funds, endowments, foundations, central banks, family offices and insurance companies; asset management firms, such as mutual funds, hedge funds, providers of exchange-traded funds (“ETFs”); private wealth managers; and financial intermediaries, such as banks, broker-dealers, exchanges, custodians, trust companies and investment consultants.

Our products and services include indexes and analytical models; ratings and analysis that enable institutional investors to integrate environmental, social and governance (“ESG”) factors into their investment strategies; and analysis of real estate in both privately and publicly owned portfolios. Clients use our content and applications to help construct portfolios and allocate assets. Our analytical tools help them measure and manage risk across all major asset classes. MSCI products and services can also be customized to meet the specific needs of our clients. As of December 31, 2015, we had approximately 6,400 clients across 86 countries. To calculate the number of clients, we may count certain affiliates, user locations, or business units within a single organization as separate clients. If we aggregate all related clients under their respective parent entity, the number of clients would be approximately 3,850, as of December 31, 2015. We had offices in 35 cities in 22 countries to help serve our diverse client base, with 52.2% of our revenues coming from clients in the Americas, 35.5% in Europe, the Middle East and Africa (“EMEA”) and 12.3% in Asia and Australia.

Our principal business model is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services, for an annual fee paid up-front. Additionally, our recurring subscriptions include our managed services offering, whereby we oversee the production of risk and performance reports on behalf of our clients. Fees attributable to annual, recurring subscriptions are recorded as deferred revenues on our Consolidated Statement of Financial Condition and are recognized on our Consolidated Statement of Income as the service is rendered. Furthermore, a portion of our revenues comes from clients who use our indexes as the basis for index-linked investment products such as ETFs or as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We also generate revenues from certain exchanges that use our indexes as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. In addition, we generate revenues from subscription agreements for the receipt of periodic benchmark reports, digests and other publications, which are most often associated with our real estate products that are recognized upon delivery of such reports or data updates. We also receive revenues from one-time fees related to certain implementation services, historical or customized reports, advisory and consulting services and from certain products and services that are designed for one-time usage.

In evaluating our financial performance, we focus on revenue and profit growth, including GAAP and non-GAAP measures, for the Company as a whole as well as by operating segment. In addition, we focus on operating metrics, including Run Rate, subscription sales and Aggregate Retention Rate to manage the business. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our profits into excess cash in the future. Our growth strategy includes: (a) expanding and deepening our relationships with investment institutions worldwide; (b) developing new and enhancing existing product offerings, including combining existing product features or data derived from our products to create new products; and (c) seeking to acquire products, technologies and companies that will enhance, complement or expand our client base and product offerings.

During the years ended December 31, 2014 and 2013, we significantly invested in and expanded our operating functions and infrastructure, including additional product management, sales and client support staff and facilities in locations around the world as well as our research and our data operations and technology functions. The purpose was to maximize our medium-term revenue and profit growth, while at the same time ensuring that MSCI would remain a leading provider of investment decision support tools into the future. As a result, the rate of growth of our investments and expenses had, in recent years, exceeded that of our revenues, which had slowed the growth of, or even reduced, our earnings. For example, for the year ended December 31, 2014, our revenues grew by 9.1% but our operating income decreased by 0.9% compared to the year ended December 31, 2013 due, in part, to increased investment in our business. We completed our incremental level of investment in the year ended December 31, 2014, and have again achieved operating margin expansion for the year ended December 31, 2015.

Changes in Presentation

Effective during the year ended December 31, 2015, we changed our reportable segments to reflect certain changes made to the management of our product lines. This presentation better aligns our financial reporting with how our products and services are offered to our clients and offers additional insight into how we manage the Company. We previously disclosed one reportable segment. Following the change, we began disclosing three reportable segments: Index, Analytics and All Other. The All Other segment consists of ESG and Real Estate. See Note 13, “Segment Information,” of the Notes to the Consolidated Financial Statements included herein for further information about MSCI’s reportable segments.

Effective during the year ended December 31, 2015, we changed our presentation of operating expenses in order to provide more transparency into our underlying cost base, consistent with how we manage the Company. Prior to the change, operating expenses were grouped and presented as cost of services and selling, general and administrative. See Note 1, “Introduction And Basis Of Presentation,” of the Notes to the Consolidated Financial Statements included herein for further information.

The previously issued financial information has been recast to conform to the current presentation.

Key Financial Metrics and Drivers

We utilize a portfolio of key financial metrics to manage the Company, including GAAP and non-GAAP measures. As detailed below, we review revenues by type and by segment, or major product line. We also review expenses by activity, which provides more transparency into how resources are being deployed. In addition, we utilize operating metrics including Run Rate, subscription sales and Aggregate Retention Rate, to analyze past performance and to provide insight into our latest reported portfolio of recurring business.

In the discussion that follows, we provide variances excluding the impact of foreign currency exchange rate fluctuations. Foreign currency exchange rate fluctuations reflect the difference between the current period results as reported compared to the current period results recalculated using the foreign currency exchange rates in effect for the comparable prior period.

Revenues

Our revenues are characterized by type, which broadly reflects the nature of how they are recognized or earned. Our revenue types are recurring subscription, asset-based fees and non-recurring revenues. We also group our revenues by segment and provide the revenue type within each segment. See Part 1, Item 1. “Business—Our Product Segments” above for additional details on the products and services that we offer.

Recurring subscription revenues represent fees earned from clients primarily under renewable contracts or agreements and are recognized in most cases ratably over the term of the license or service pursuant to the contract terms. The contracts state the terms under which these fees are to be calculated. The fees are recognized as we provide the product and service to the client over the license period and are generally billed in advance, prior to the license start date. When implementation services are included, we recognize revenues ratably from the date the application is put into production through the end of the license period. Revenues associated with the implementation services, which are allocated based on MSCI’s best estimated sales price for such implementation services, are recognized ratably over the useful life of those services. Revenues from subscription agreements for the receipt of periodic benchmark reports, digests, and other publications, which are most often associated with our real estate benchmark business, are recognized upon delivery of such reports or data updates.

Asset-based fees are principally recognized based on the estimated assets under management (“AUM”) linked to our indexes from independent third-party sources or the most recently reported information provided by the client. Asset-based fees include revenues related to futures and options contracts linked to our indexes, which are primarily based on trading volumes.

Non-recurring revenues primarily represent fees earned on products and services where we do not have renewal contracts and primarily include revenues for providing historical data, certain implementation services, and other special client requests. Based on the nature of the services provided, non-recurring revenues are recognized upon delivery, invoicing or over the service period.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;

•	Selling and marketing;

•	Research and development (“R&D”);

•	General and administrative (“G&A”);

•	Amortization of intangible assets; and

•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimate is allocated based on the type of the effort involved.

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

Research and Development

R&D expenses consists of the costs to develop new or enhance existing products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily includes the costs of application development, research, product management, project management and the technology support associated with these efforts.

General and Administrative

G&A expenses consists of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and consists of customer relationships, trademarks and trade names, technology and software, proprietary processes and data and non-competition agreements. We amortize definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. We have no indefinite-lived intangibles. The intangible assets have remaining useful lives ranging from one to 20 years.

Depreciation and amortization of property, equipment and leasehold improvements

This category consists of expenses related to depreciating or amortizing the cost of furniture & fixtures, computer and related equipment and leasehold improvements over the estimated useful life of the assets.

Other Expense (Income), net

This category consists primarily of interest we pay on our outstanding indebtedness, interest we collect on cash and short-term investments, transition services income associated with our sale of ISS, foreign currency exchange rate gains and losses as well as other non-operating income and expense items.

Non-GAAP Financial Measures

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

The Company believes the Adjusted EBITDA and Adjusted EBITDA expenses measures are important in highlighting trends because these measures exclude costs that are more fixed from period to period. In addition, these measures provide more comparability between the historical operating results and recent operating results that reflect changes due to acquisitions, investments and capital structure. All companies do not calculate adjusted EBITDA and adjusted EBITDA expenses in the same way. These measures can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Accordingly, the Company’s computation of the Adjusted EBITDA and Adjusted EBITDA expenses measures may not be comparable to similarly titled measures computed by other companies.

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as “Run Rate.” See “—Operating Metrics—Run Rate” below for additional information on the calculation of this metric.

Subscription Sales

Subscription sales is a key operating metric and is important because new subscription sales increase our Run Rate and ultimately our operating revenues. See “—Operating Metrics—Subscription Sales” below for additional information.

Aggregate Retention Rate

Another key operating metric is Aggregate Retention Rate which is important because subscription cancellations decrease our Run Rate and ultimately our operating revenues. See “—Operating Metrics—Aggregate Retention Rate” below for additional information on the calculation of this metric.

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

The purchase price allocations for the GMI Ratings acquisition were $9.9 million for goodwill, $3.6 million for identifiable intangible assets, $6.7 million for assets other than identifiable intangible assets and $4.7 million for other liabilities. The results of GMI Ratings were included in our results of operations from its acquisition date of August 11, 2014. The GMI Ratings acquisition has not had a significant impact on our results of operations.

Share Repurchases

On December 13, 2012, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of our common stock beginning immediately and continuing through December 31, 2014 (the “2012 Repurchase Program”). We utilized $200.0 million of the repurchase authority through December 31, 2013.

On February 6, 2014, we utilized the remaining $100.0 million repurchase authorization provided by the 2012 Repurchase Program by entering into an ASR agreement to initiate share repurchases aggregating $100.0 million (the “February 2014 ASR Agreement”).

On February 4, 2014, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of our common stock, which was subsequently increased to $850.0 million (the “2014 Repurchase Program”). On October 14, 2015, we exhausted the $850.0 million share repurchase authorization under the 2014 Repurchase Program.

On October 28, 2015, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $1.0 billion worth of shares of our common stock (the “2015 Repurchase Program”). Share repurchases made pursuant to the 2015 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

On September 18, 2014, as part of the 2014 Repurchase Program, we entered into an ASR agreement to initiate share repurchases aggregating $300.0 million (the “September 2014 ASR Agreement”). As a result of the September 2014 ASR Agreement, we received approximately 4.5 million shares of our common stock on September 19, 2014 and approximately 1.2 million shares of our common stock on May 21, 2015 for a combined average price of $52.79 per share.

On June 2, 2015, we began purchasing shares of our common stock on the open market in accordance with SEC Rule 10b5-1. Through December 31, 2015, we paid $670.8 million to receive approximately 10.7 million shares of our common stock on the open market as part of the 2014 Repurchase Program and the 2015 Repurchase Program.

Pursuant to the 2014 Repurchase Program and the 2015 Repurchase Program, as of December 31, 2015, we purchased a total of 16.4 million shares of our common stock for an average purchase price of $59.22 per share.

Since the announcement of the September 2014 $1.0 billion capital return plan and through December 31, 2015, approximately $1.1 billion was returned through share repurchases and cash dividends and a total of $1.4 billion was returned to shareholders since 2012.

The weighted average shares outstanding used in calculating our basic and diluted earnings per share decreased by 5.8% and 3.6% for the year ended December 31, 2015 and 2014, respectively, reflecting the impact of the share repurchase programs, partially offset by the impact of restricted stock units and stock options converting to shares.

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

On August 13, 2015, we completed our second private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2025 (the “2025 Senior Notes”) and received $789.5 million, net of $10.5 million of debt issuance costs. As a result of these offerings, our interest expense for the current year has increased. The annual interest expense related to these offerings is expected to be approximately $92.0 million. We intend to use the net proceeds from the offering of the 2025 Senior Notes for general corporate purposes, including, without limitation, buybacks of MSCI common stock.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table presents the results of operations for the years indicated:

	Years Ended
	December 31, 2015	December 31, 2014	Increase/ (Decrease)
	(in thousands, except per share data)
Operating revenues	$1,075,013	$996,680	$78,333	7.9%
Operating expenses:
Cost of revenues	267,695	276,623	(8,928)	(3.2%)
Selling and marketing	162,294	163,839	(1,545)	(0.9%)
Research and development	77,320	71,095	6,225	8.8%
General and administrative	86,007	76,369	9,638	12.6%
Amortization of intangible assets	46,910	45,877	1,033	2.3%
Depreciation and amortization of property, equipment, and leasehold improvements	30,889	25,711	5,178	20.1%

Total operating expenses	671,115	659,514	11,601	1.8%

Operating income	403,898	337,166	66,732	19.8%
Other expense (income), net	54,344	28,828	25,516	88.5%

Income from continuing operations before provision for income taxes	349,554	308,338	41,216	13.4%
Provision for income taxes	119,516	109,396	10,120	9.3%

Income from continuing operations	230,038	198,942	31,096	15.6%
Income (loss) from discontinued operations, net of income taxes	(6,390)	85,171	(91,561)	(107.5%)

Net income	$223,648	$284,113	$(60,465)	(21.3%)

Earnings per basic common share:
From continuing operations	$2.11	$1.72	$0.39	22.7%
From discontinued operations	(0.06)	0.73	(0.79)	(108.2%)

Earnings per basic common share	$2.05	$2.45	$(0.40)	(16.3%)

Earnings per diluted common share:
From continuing operations	$2.09	$1.70	$0.39	22.9%
From discontinued operations	(0.06)	0.73	(0.79)	(108.2%)

Earnings per diluted common share	$2.03	$2.43	$(0.40)	(16.5%)

Operating margin	37.6%	33.8%

Operating Revenues

Our revenues are grouped by the following types: recurring subscription, asset-based fees and non-recurring revenues. We also group revenues by major product or reportable segment as follows: Index, Analytics and All Other, which includes ESG and Real Estate products.

The following table presents operating revenues by recurring subscriptions, asset-based fees and non-recurring revenues for the years indicated:

	Years Ended
	December 31, 2015	December 31, 2014	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	857,527	801,183	56,344	7.0%
Asset-based fees	197,974	177,105	20,869	11.8%
Non-recurring revenue	19,512	18,392	1,120	6.1%

Total operating revenues	$1,075,013	$996,680	$78,333	7.9%

Total operating revenues grew 7.9% to $1,075.0 million for the year ended December 31, 2015 compared to $996.7 million for the year ended December 31, 2014.

Revenue from recurring subscriptions increased 7.0% to $857.5 million for the year ended December 31, 2015 compared to $801.2 million for the year ended December 31, 2014. The increase in subscription revenues was primarily driven by growth from Index products as well as higher Analytics products’ revenues, partially offset by lower Real Estate products’ revenues within our All Other segment. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions revenues would have increased 8.8% for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Revenues from asset-based fees increased 11.8% to $198.0 million for the year ended December 31, 2015 compared to $177.1 million for the year ended December 31, 2014. The increase was driven by higher average AUM in both ETFs and non-ETF passive funds as well as higher trading volumes in futures and options contracts, all linked to MSCI indexes. The average value of AUM in ETFs linked to MSCI indexes increased $56.3 billion, or 15.5%, compared to the year ended December 31, 2014. Approximately two-thirds of the underlying securities included in the AUM of our index-linked investment products are denominated in currencies other than the U.S. dollar.

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended(1)
	2014				2015
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	(in billions)
AUM in ETFs linked to MSCI Indexes(2)	$340.8	$378.7	$377.9	$373.3	$418.0	$435.4	$390.2	$433.4
Sequential Change in Value
Market Appreciation/(Depreciation)	$1.3	$15.2	$(17.2)	$(8.3)	$13.0	$(6.9)	$(48.2)	$14.5
Cash Inflow/(Outflow)	6.6	22.7	16.4	3.7	31.7	24.3	3.0	28.7

Total Change	$7.9	$37.9	$(0.8)	$(4.6)	$44.7	$17.4	$(45.2)	$43.2

Source: Bloomberg and MSCI

(1)	The historical values of the assets in ETFs linked to our indexes as of the last day of the month and the monthly average balance can be found under the link “AUM in ETFs Linked to MSCI Indexes” on our Investor Relations homepage at http://ir.msci.com. This information is updated on the second U.S. business day of each month. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.
(2)	The value of assets under management in ETFs linked to MSCI Indexes is calculated by multiplying the ETF net asset value by the number of shares outstanding.

As of December 31, 2015, the value of AUM in ETFs linked to MSCI equity indexes was $433.4 billion, up $60.1 billion, or 16.1%, from $373.3 billion as of December 31, 2014. Of the $433.4 billion of AUM in ETFs linked to MSCI equity indexes as of December 31, 2015, 57.8% were linked to indexes related to developed markets outside of the U.S., 19.8% were linked to U.S. market indexes, 17.2% were linked to emerging market indexes and 5.2% were linked to other global indexes.

Non-recurring revenues increased 6.1% to $19.5 million for the year ended December 31, 2015, compared to $18.4 million for the year ended December 31, 2014, primarily resulting from higher one-time sales of Index and Analytics products, partially offset by lower one-time sales of Real Estate products within our All Other segment.

The following table presents operating revenues by reportable segment and revenue type for the years indicated:

	Years Ended
	December 31, 2015	December 31, 2014	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$353,136	$320,113	$33,023	10.3%
Asset-based fees	197,974	177,105	20,869	11.8%
Non-recurring	7,854	6,674	1,180	17.7%

Index total	558,964	503,892	55,072	10.9%

Analytics total	433,424	414,085	19,339	4.7%

All Other
ESG	37,611	28,294	9,317	32.9%
Real Estate	45,014	50,409	(5,395)	(10.7%)

All Other total	82,625	78,703	3,922	5.0%

Total operating revenues	$1,075,013	$996,680	$78,333	7.9%

Refer to the section titled, “Segment Results of Operations” for an explanation of the results.

Operating Expenses

Operating expenses increased 1.8% to $671.1 million for the year ended December 31, 2015 compared to $659.5 million for the year ended December 31, 2014. Adjusting for the impact of foreign currency exchange rate fluctuations, operating expenses would have increased 5.8% for the year ended December 31, 2015 compared to the year ended December 31, 2014.

The following table presents operating expenses by activity for the years indicated:

	Years Ended
	December 31, 2015	December 31, 2014	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$267,695	$276,623	$(8,928)	(3.2%)
Selling and marketing	162,294	163,839	(1,545)	(0.9%)
Research and development	77,320	71,095	6,225	8.8%
General and administrative	86,007	76,369	9,638	12.6%
Amortization of intangible assets	46,910	45,877	1,033	2.3%
Depreciation and amortization of property, equipment and leasehold improvements	30,889	25,711	5,178	20.1%

Total operating expenses	$671,115	$659,514	$11,601	1.8%

Cost of Revenues

Cost of revenues for the year ended December 31, 2015 decreased 3.2% to $267.7 million compared to $276.6 million for the year ended December 31, 2014, primarily driven by lower non-compensation costs reflecting strong cost discipline as well as the impact of compensation primarily driven by lower staffing levels, partially offset by higher severance costs.

Selling and Marketing

Selling and marketing expenses for the year ended December 31, 2015 decreased 0.9% to $162.3 million compared to $163.9 million for the year ended December 31, 2014, primarily driven by lower costs related to marketing and travel & entertainment, partially offset by higher compensation and benefits primarily related to higher severance.

Research and Development

R&D expenses for the year ended December 31, 2015 increased 8.8% to $77.3 million compared to $71.1 million for the year ended December 31, 2014, primarily driven by higher compensation and benefits costs as a result of more R&D projects, higher severance and lower net capitalized costs related to internally developed software. The reduction in net capitalized costs is the result of the reversal of a technology project in the Analytics segment of $3.4 million for the year ended December 31, 2015 compared to a $1.0 million reversal for the year ended December 31, 2014.

General and Administrative

G&A expenses for the year ended December 31, 2015 increased 12.6% to $86.0 million compared to $76.4 million for the year ended December 31, 2014, primarily driven by higher compensation and benefits costs as well as higher professional fees.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the years indicated:

	Years Ended
	December 31, 2015	December 31, 2014	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$426,238	$412,550	$13,688	3.3%
Non-compensation expenses	167,078	175,376	(8,298)	(4.7%)
Amortization of intangible assets	46,910	45,877	1,033	2.3%
Depreciation and amortization of property, equipment and leasehold improvements	30,889	25,711	5,178	20.1%

Total operating expenses	$671,115	$659,514	$11,601	1.8%

Compensation and benefits costs are our most significant expense and typically represent more than 60% of our operating expenses or more than 70% of the combined total of the cost of revenues, selling and marketing, R&D and G&A expense categories. We had 2,754 employees as of December 31, 2015 compared to 2,926 employees as of December 31, 2014. Our continued growth in emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits expenses. As of December 31, 2015, 52.8% of our employees were located in emerging market centers compared to 50.5% of our employees as of December 31, 2014.

Compensation and benefits costs for the year ended December 31, 2015 increased 3.3% to $426.2 million compared to $412.6 million for year ended December 31, 2014. The increase was primarily impacted by higher costs related to severance and benefits, as well as lower capitalized labor costs related to internally developed software.

Non-compensation expenses for the year ended December 31, 2015 decreased 4.7% to $167.1 million compared to $175.4 million for the year ended December 31, 2014, primarily reflecting decreases in travel & entertainment, recruiting and marketing, partially offset by increases in information technology.

Amortization of Intangibles

Amortization of intangibles expense for the year ended December 31, 2015 increased 2.3% to $46.9 million compared to $45.9 million for the year ended December 31, 2014, primarily resulting from the amortization of our capitalized software.

Depreciation and amortization of property, equipment and leasehold improvements

For the years ended December 31, 2015 and 2014, depreciation and amortization of property, equipment and leasehold improvements totaled $30.9 million and $25.7 million, respectively. The 20.1% increase primarily reflected higher depreciation of investments made in our information technology infrastructure.

Other Expense (Income), Net

Other expense (income), net for the year ended December 31, 2015 increased to $54.3 million compared to $28.8 million for the year ended December 31, 2014, with the increase primarily driven by $30.6 million of higher interest expense resulting from the higher interest rates associated with our Senior Notes and the increased level of indebtedness, partially offset by $6.4 million from gains on the sale of investments realized in the year ended December 31, 2015.

Income Taxes

The provision for income tax expense was $119.5 million and $109.4 million for the years ended December 31, 2015 and 2014, respectively. These amounts reflect effective tax rates of 34.2% and 35.5% for the years ended December 31, 2015 and 2014, respectively.

The effective tax rate of 34.2% for the year ended December 31, 2015 reflects our operating tax rate adjusted for the impact of certain discrete items. Included in the discrete items was a claim for an additional deduction related to U.S. production activities for prior years, which was partially offset by a provision for state tax liabilities related to prior years. Overall, the discrete items decreased our effective tax rate by 0.6% in the year ended December 31, 2015.

The effective tax rate of 35.5% for the year ended December 31, 2014 reflects our operating rate adjusted for the impact of certain discrete items that increased our effective tax rate by 0.3 percentage points. Included in our effective tax rate was the benefit of the 2014 federal research and development credit, the effect of which reduced our full year effective tax rate by 0.9 percentage points.

Income (loss) from Discontinued Operations, Net of Income Taxes

On April 30, 2014, MSCI completed the sale of ISS for cash consideration of $367.4 million. ISS, together with the previously sold CFRA product line, is reflected as discontinued operations in our consolidated financial statements. Loss from discontinued operations, net of income taxes, for the year ended December 31, 2015 reflects the impact of a $6.4 million out-of-period income tax charge associated with tax obligations triggered upon the sale of ISS. Income from discontinued operations, net of income taxes was $85.2 million for the year ended December 31, 2014 and the results included a net gain of $78.7 million resulting from the disposition of ISS.

Adjusted EBITDA

The following table presents the calculation of Adjusted EBITDA for the years indicated:

	Years Ended
	December 31, 2015	December 31, 2014	Increase/(Decrease)
	(in thousands)
Operating revenues	$1,075,013	$996,680	$78,333	7.9%
Adjusted EBITDA expenses	593,316	587,926	5,390	0.9%

Adjusted EBITDA	$481,697	$408,754	$72,943	17.8%

Adjusted EBITDA margin %	44.8%	41.0%
Operating margin %	37.6%	33.8%

Adjusted EBITDA increased 17.8% to $481.7 million for the year ended December 31, 2015 compared to $408.8 million for the year ended December 31, 2014. Adjusted EBITDA margin increased to 44.8% for the year ended December 31, 2015 compared to 41.0% for the year ended December 31, 2014. The improvement in margin reflects higher growth in revenues, outpacing the growth in expenses, attributable, in part, to the benefits of the incremental investments we made in 2014 and prior periods.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the years indicated:

	Years Ended
	December 31, 2015	December 31, 2014	Increase/(Decrease)
	(in thousands)
Index Adjusted EBITDA	$392,987	$349,685	$43,302	12.4%
Analytics Adjusted EBITDA	95,468	72,173	23,295	32.3%
All Other Adjusted EBITDA	(6,758)	(13,104)	6,346	48.4%

Consolidated Adjusted EBITDA	481,697	408,754	72,943	17.8%
Amortization of intangible assets	46,910	45,877	1,033	2.3%
Depreciation and amortization of property, equipment and leasehold improvements	30,889	25,711	5,178	20.1%

Operating income	403,898	337,166	66,732	19.8%
Other expense (income), net	54,344	28,828	25,516	88.5%
Provision for income taxes	119,516	109,396	10,120	9.3%
Income from continuing operations	230,038	198,942	31,096	15.6%
Income (loss) from discontinued operations, net of income taxes	(6,390)	85,171	(91,561)	(107.5%)

Net income	$223,648	$284,113	$(60,465)	(21.3%)

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the years indicated:

	Years Ended
	December 31, 2015	December 31, 2014	Increase/(Decrease)
	(in thousands)
Index Adjusted EBITDA expenses	$165,977	$154,207	$11,770	7.6%
Analytics Adjusted EBITDA expenses	337,956	341,912	(3,956)	(1.2%)
All Other Adjusted EBITDA expenses	89,383	91,807	(2,424)	(2.6%)

Consolidated Adjusted EBITDA expenses	593,316	587,926	5,390	0.9%
Amortization of intangible assets	46,910	45,877	1,033	2.3%
Depreciation and amortization of property, equipment and leasehold improvements	30,889	25,711	5,178	20.1%

Total operating expenses	$671,115	$659,514	$11,601	1.8%

Segment Results

The results for each of our three reportable segments for the years ended December 31, 2015 and 2014 are presented below:

Index Segment

The following table presents the results for the Index segment for the years indicated:

	Years Ended
	December 31, 2015	December 31, 2014	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$353,136	$320,113	$33,023	10.3%
Asset-based fees	197,974	177,105	20,869	11.8%
Non-recurring	7,854	6,674	1,180	17.7%

Operating revenues total	558,964	503,892	55,072	10.9%
Adjusted EBITDA expenses	165,977	154,207	11,770	7.6%

Adjusted EBITDA	$392,987	$349,685	$43,302	12.4%

Adjusted EBITDA margin %	70.3%	69.4%

Revenues related to Index products increased 10.9% to $559.0 million for the year ended December 31, 2015 compared to $503.9 million for the year ended December 31, 2014.

Recurring subscription revenues were up 10.3% to $353.1 million for the year ended December 31, 2015 compared to $320.1 million for the year ended December 31, 2014. The increase was primarily driven by solid growth in benchmark and data products broadly, including strong growth in market cap products, combined with higher growth in factor, ESG and thematic products. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscription revenues would have increased 11.1% for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Revenues from asset-based fees increased 11.8% to $198.0 million for the year ended December 31, 2015 compared to $177.1 million for the year ended December 31, 2014. The increase was primarily driven by an increase in revenue from ETF’s, as well as strong growth in revenues from non-ETF institutional passive funds and exchange-traded futures and options linked to MSCI indexes. Average AUM in ETFs linked to MSCI indexes increased $56.3 billion, or 15.5%, to $418.8 billion primarily driven by cash inflows, partially offset by market depreciation.

Index segment Adjusted EBITDA expenses increased 7.6% to $166.0 million for the year ended December 31, 2015 compared to $154.2 million for the year ended December 31, 2014. The increase primarily reflects higher compensation and benefits costs associated with our selling, development and G&A activities. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 12.6% for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Analytics Segment

The following table presents the results for the Analytics segment for the years indicated:

	Years Ended
	December 31, 2015	December 31, 2014	Increase/(Decrease)
	(in thousands)
Operating revenues	$433,424	$414,085	$19,339	4.7%
Adjusted EBITDA expenses	337,956	341,912	(3,956)	(1.2%)

Adjusted EBITDA	$95,468	$72,173	$23,295	32.3%

Adjusted EBITDA margin %	22.0%	17.4%

Our Analytics segment revenues increased 4.7% to $433.4 million for the year ended December 31, 2015 compared to $414.1 million for the year ended December 31, 2014. The increase was primarily driven by higher revenues from RiskManager, BarraOne and InvestorForce products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment revenues would have increased 6.2% for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Analytics segment Adjusted EBITDA expenses decreased 1.2% to $338.0 million for the year ended December 31, 2015 compared to $341.9 million for the year ended December 31, 2014. The decrease was due to a decline in cost of revenues and selling and marketing costs, partially offset by increases in G&A and R&D. The increase in R&D was primarily the result of the reversal of previously capitalized software costs associated with a technology project. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 2.3% for the year ended December 31, 2015 compared to the year ended December 31, 2014.

All Other Segment

The following table presents the results for the All Other segment, which consists of the ESG and Real Estate product lines, for the years indicated:

	Years Ended
	December 31, 2015	December 31, 2014	Increase/(Decrease)
	(in thousands)
Operating revenues
ESG	$37,611	$28,294	$9,317	32.9%
Real Estate	45,014	50,409	(5,395)	(10.7%)

Operating revenues total	82,625	78,703	3,922	5.0%
Adjusted EBITDA expenses	89,383	91,807	(2,424)	(2.6%)

Adjusted EBITDA	$(6,758)	$(13,104)	$6,346	48.4%

Adjusted EBITDA margin %	(8.2%)	(16.6%)

All Other segment revenues increased 5.0% to $82.6 million for the year ended December 31, 2015 compared to $78.7 million for the year ended December 31, 2014. The increase was driven by $9.3 million, or 32.9%, rise in revenues from our ESG products, partially offset by $5.4 million, or 10.7%, decline in revenues from Real Estate products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other segment revenues would have increased 12.2% for the year ended December 31, 2015 compared to the year ended December 31, 2014, of which Real Estate revenues would have increased 0.4%.

All Other segment Adjusted EBITDA expenses decreased 2.6% to $89.4 million for the year ended December 31, 2015 compared to $91.8 million for the year ended December 31, 2014. The decrease was primarily driven by lower compensation and benefits costs and non-compensation costs attributable to Real Estate, partially offset by higher compensation and benefits costs related to ESG. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 4.0% for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table presents the results of operations for the years indicated:

	Years Ended
	December 31, 2014	December 31, 2013	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$996,680	$913,364	$83,316	9.1%
Operating expenses:
Cost of revenues	276,623	240,697	35,926	14.9%
Selling and marketing	163,839	137,693	26,146	19.0%
Research and development	71,095	61,003	10,092	16.5%
General and administrative	76,369	68,458	7,911	11.6%
Amortization of intangible assets	45,877	44,798	1,079	2.4%
Depreciation and amortization of property, equipment, and leasehold improvements	25,711	20,384	5,327	26.1%

Total operating expenses	659,514	573,033	86,481	15.1%

Operating income	337,166	340,331	(3,165)	(0.9%)
Other expense (income), net	28,828	27,503	1,325	4.8%

Income from continuing operations before provision for income taxes	308,338	312,828	(4,490)	(1.4%)
Provision for income taxes	109,396	112,918	(3,522)	(3.1%)

Income from continuing operations	198,942	199,910	(968)	(0.5%)
Income (loss) from discontinued operations, net of income taxes	85,171	22,647	62,524	276.1%

Net income	$284,113	$222,557	$61,556	27.7%

Earnings per basic common share:
From continuing operations	$1.72	$1.66	$0.06	3.6%
From discontinued operations	0.73	0.19	0.54	284.2%

Earnings per basic common share	$2.45	$1.85	$0.60	32.4%

Earnings per diluted common share:
From continuing operations	$1.70	$1.64	$0.06	3.7%
From discontinued operations	0.73	0.19	0.54	284.2%

Earnings per diluted common share	$2.43	$1.83	$0.60	32.8%

Operating margin	33.8%	37.3%

Operating Revenues

The following table presents operating revenues by recurring subscriptions, asset-based fees and non-recurring revenues for the years indicated:

	Years Ended
	December 31, 2014	December 31, 2013	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	801,183	748,600	52,583	7.0%
Asset-based fees	177,105	149,487	27,618	18.5%
Non-recurring revenue	18,392	15,277	3,115	20.4%

Total operating revenues	$996,680	$913,364	$83,316	9.1%

Total operating revenues grew 9.1% to $996.7 million for the year ended December 31, 2014 compared to $913.4 million for the year ended December 31, 2013.

Revenue from recurring subscriptions increased 7.0% to $801.2 million for the year ended December 31, 2014 compared to $748.6 million for the year ended December 31, 2013. The increase in subscription revenues was primarily driven by growth from Index products as well as higher Analytics products revenues. Excluding the impact of revenues related to the GMI Ratings acquisition, recurring subscriptions revenues would have increased 6.6% for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Revenues from asset-based fees increased 18.5% to $177.1 million for the year ended December 31, 2014 compared to $149.5 million for the year ended December 31, 2013. The increase was driven by higher average AUM in both ETFs and non-ETF passive funds as well as higher trading volumes in futures and options contracts, all linked to MSCI indexes. The average value of AUM in ETFs linked to MSCI indexes increased $37.5 billion, or 11.5%, compared to the year ended December 31, 2013.

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2013				2014
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	(in billions)
AUM in ETFs linked to MSCI Indexes(1)	$357.3	$269.7	$302.6	$332.9	$340.8	$378.7	$377.9	$373.3

Sequential Change in Value
Market Appreciation/(Depreciation)	$16.0	$(13.2)	$20.2	$10.9	$1.3	$15.2	$(17.2)	$(8.3)
Cash Inflow/(Outflow)(2)	(61.0)	(74.4)	12.7	19.4	6.6	22.7	16.4	3.7

Total Change	$(45.0)	$(87.6)	$32.9	$30.3	$7.9	$37.9	$(0.8)	$(4.6)

Source: Bloomberg and MSCI

(1)	The value of AUM in ETFs linked to MSCI Indexes is calculated by multiplying the ETF net asset value by the number of shares outstanding.
(2)	Includes the loss of $82.8 billion and $74.8 billion of AUM related to certain Vanguard ETFs as of March 31, 2013 and June 30, 2013, respectively.

As of December 31, 2014, the value of AUM in ETFs linked to MSCI equity indexes was $373.3 billion, up $40.4 billion, or 12.1%, from $332.9 billion as of December 31, 2013. Of the $373.3 billion of AUM in ETFs linked to MSCI equity indexes as of December 31, 2014, 50.8% were linked to indexes related to developed markets outside of the U.S., 23.5% were linked to emerging market indexes, 20.0% were linked to U.S. market indexes and 5.7% were linked to other global indexes.

Non-recurring revenues increased 20.4% to $18.4 million for the year ended December 31, 2014 compared to $15.3 million for the year ended December 31, 2013, primarily resulting from higher one-time sales in Real Estate products.

The following table presents operating revenues by reportable segment and revenue type for the years indicated:

	Years Ended
	December 31, 2014	December 31, 2013	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$320,113	$292,241	$27,872	9.5%
Asset-based fees	177,105	149,487	27,618	18.5%
Non-recurring	6,674	6,686	(12)	(0.2%)

Index total	503,892	448,414	55,478	12.4%

Analytics total	414,085	397,203	16,882	4.3%

All Other
ESG	28,294	21,308	6,986	32.8%
Real Estate	50,409	46,439	3,970	8.5%

All Other total	78,703	67,747	10,956	16.2%

Total operating revenues	$996,680	$913,364	$83,316	9.1%

Refer to the section titled, “Segment Results of Operations” for an explanation of the results.

Operating Expenses

Operating expenses increased 15.1% to $659.5 million for the year ended December 31, 2014 compared to $573.0 million for the year ended December 31, 2013, which reflects, in part, the incremental investments we made in 2014 and prior.

We had 2,926 employees as of December 31, 2014 compared to 2,580 employees as of December 31, 2013. As of December 31, 2014, 50.5% of our employees were located in emerging market centers compared to 46.2% of our employees as of December 31, 2013.

The following table presents operating expenses by activity for the years indicated:

	Years Ended
	December 31, 2014	December 31, 2013	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$276,623	$240,697	$35,926	14.9%
Selling and marketing	163,839	137,693	26,146	19.0%
Research and development	71,095	61,003	10,092	16.5%
General and administrative	76,369	68,458	7,911	11.6%
Amortization of intangible assets	45,877	44,798	1,079	2.4%
Depreciation and amortization of property, equipment and leasehold improvements	25,711	20,384	5,327	26.1%

Total operating expenses	$659,514	$573,033	$86,481	15.1%

Cost of Revenues

Cost of revenues for the year ended December 31, 2014 increased 14.9% to $276.6 million compared to $240.7 million for the year ended December 31, 2013. The increase was primarily driven by higher compensation and benefits costs associated with higher staffing levels as well as higher non-compensation costs including information technology, market data, occupancy and professional fees.

Selling and Marketing

Selling and marketing expenses for the year ended December 31, 2014 increased 19.0% to $163.8 million compared to $137.7 million for the year ended December 31, 2013. The increase was primarily driven by higher compensation and benefits costs associated with higher staffing levels and increased non-compensation costs primarily associated with conferences and events.

Research and Development

R&D expenses for the year ended December 31, 2014 increased 16.5% to $71.1 million compared to $61.0 million for the year ended December 31, 2013. The increase was primarily driven by higher compensation and benefits costs associated with higher staffing levels, partially offset by higher capitalized costs related to internally developed software.

General and Administrative

G&A expenses for the year ended December 31, 2014 increased 11.6% to $76.4 million compared to $68.5 million for the year ended December 31, 2013. The increase was primarily driven by higher professional fees, as well as higher compensation and benefits costs associated with higher staffing levels.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the years indicated:

	Years Ended
	December 31, 2014	December 31, 2013	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$412,550	$361,177	$51,373	14.2%
Non-compensation expenses	175,376	146,674	28,702	19.6%
Amortization of intangible assets	45,877	44,798	1,079	2.4%
Depreciation and amortization of property, equipment and leasehold improvements	25,711	20,384	5,327	26.1%

Total operating expenses	$659,514	$573,033	$86,481	15.1%

Compensation and benefits costs for the year ended December 31, 2014 increased 14.2% to $412.6 million compared to $361.2 million for year ended December 31, 2013. The increase in compensation and benefits costs primarily reflects costs related to increased staffing levels.

Non-compensation expenses for the year ended December 31, 2014 increased 19.6% to $175.4 million compared to $146.7 million for the year ended December 31, 2013. The increase was primarily related to higher third-party professional fees as well as higher information technology costs, among other expenses.

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

The effective tax rate of 35.5% for the year ended December 31, 2014 reflects our operating rate adjusted for the impact of certain discrete items that increased our effective tax rate by 0.3 percentage points. Included in our effective tax rate was the benefit of the 2014 federal research and development credit, the effect of which reduced our full year effective tax rate by 0.9 percentage points.

Income (loss) from Discontinued Operations, Net of Income Taxes

Income from discontinued operations, net of income taxes was $85.2 million for the year ended December 31, 2014 compared to $22.6 million for the year ended December 31, 2013. The results for the year ended December 31, 2014 included a net gain of $78.7 million resulting from the disposition of ISS.

Adjusted EBITDA

The following table presents the calculation of Adjusted EBITDA for the years indicated:

	Years Ended
	December 31, 2014	December 31, 2013	Increase/(Decrease)
	(in thousands)
Operating revenues	$996,680	$913,364	$83,316	9.1%
Adjusted EBITDA expenses	587,926	508,216	79,710	15.7%

Adjusted EBITDA	$408,754	$405,148	$3,606	0.9%

Adjusted EBITDA margin %	41.0%	44.4%
Operating margin %	33.8%	37.3%

Adjusted EBITDA increased 0.9% to $408.8 million for the year ended December 31, 2014 compared to $405.1 million for the year ended December 31, 2013. Adjusted EBITDA margin decreased to 41.0% for the year ended December 31, 2014 compared to 44.4% for the year ended December 31, 2013. The decline in margin reflects, in part, the incremental investments we made in 2014 and prior.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the years indicated:

	Years Ended
	December 31, 2014	December 31, 2013	Increase/(Decrease)
	(in thousands)
Index Adjusted EBITDA	$349,685	$323,558	$26,127	8.1%
Analytics Adjusted EBITDA	72,173	97,806	(25,633)	(26.2%)
All Other Adjusted EBITDA	(13,104)	(16,216)	3,112	19.2%

Consolidated Adjusted EBITDA	408,754	405,148	3,606	0.9%
Lease exit charge	—	(365)	365	(100.0%)
Amortization of intangible assets	45,877	44,798	1,079	2.4%
Depreciation and amortization of property, equipment and leasehold improvements	25,711	20,384	5,327	26.1%

Operating income	337,166	340,331	(3,165)	(0.9%)
Other expense (income), net	28,828	27,503	1,325	4.8%
Provision for income taxes	109,396	112,918	(3,522)	(3.1%)
Income from continuing operations	198,942	199,910	(968)	(0.5%)
Income (loss) from discontinued operations, net of income taxes	85,171	22,647	62,524	276.1%

Net income	$284,113	$222,557	$61,556	27.7%

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the years indicated:

	Years Ended
	December 31, 2014	December 31, 2013	Increase/(Decrease)
	(in thousands)
Index Adjusted EBITDA expenses	$154,207	$124,856	$29,351	23.5%
Analytics Adjusted EBITDA expenses	341,912	299,397	42,515	14.2%
All Other Adjusted EBITDA expenses	91,807	83,963	7,844	9.3%

Consolidated Adjusted EBITDA expenses	587,926	508,216	79,710	15.7%
Lease exit charge	—	(365)	365	(100.0%)
Amortization of intangible assets	45,877	44,798	1,079	2.4%
Depreciation and amortization of property, equipment and leasehold improvements	25,711	20,384	5,327	26.1%

Total operating expenses	$659,514	$573,033	$86,481	15.1%

Segment Results

The results for each of our three reportable segments for the years ended December 31, 2014 and 2013 are presented below:

Index Segment

The following table presents the results for the Index segment for the years indicated:

	Years Ended
	December 31, 2014	December 31, 2013	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$320,113	$292,241	$27,872	9.5%
Asset-based fees	177,105	149,487	27,618	18.5%
Non-recurring	6,674	6,686	(12)	(0.2%)

Operating revenues total	503,892	448,414	55,478	12.4%
Adjusted EBITDA expenses	154,207	124,856	29,351	23.5%

Adjusted EBITDA	$349,685	$323,558	$26,127	8.1%

Adjusted EBITDA margin %	69.4%	72.2%

Revenues related to Index products increased 12.4% to $503.9 million for the year ended December 31, 2014 compared to $448.4 million for the year ended December 31, 2013.

Recurring subscription revenues were up 9.5% to $320.1 million for the year ended December 31, 2014 compared to $292.2 million for the year ended December 31, 2013, driven by growth in benchmark products.

Revenues from asset-based fees increased 18.5% to $177.1 million for the year ended December 31, 2014 compared to $149.5 million for the year ended December 31, 2013. The increase was driven by higher average AUM in both ETFs and non-ETF passive funds linked to MSCI indexes.

Index segment Adjusted EBITDA expenses increased 23.5% to $154.2 million for the year ended December 31, 2014 compared to $124.9 million for the year ended December 31, 2013. The increase reflected higher compensation and benefits costs, mainly within selling and marketing, as well as higher non-compensation costs.

Analytics Segment

The following table presents the results for the Analytics segment for the years indicated:

	Years Ended
	December 31, 2014	December 31, 2013	Increase/(Decrease)
	(in thousands)
Operating revenues	$414,085	$397,203	$16,882	4.3%
Adjusted EBITDA expenses	341,912	299,397	42,515	14.2%

Adjusted EBITDA	$72,173	$97,806	$(25,633)	(26.2%)

Adjusted EBITDA margin %	17.4%	24.6%

Our Analytics segment revenues increased 4.3% to $414.1 million for the year ended December 31, 2014 compared to $397.2 million for the year ended December 31, 2013. The increase was primarily driven by higher revenues from our RiskManager, HedgePlatform, InvestorForce and BarraOne, partially offset by lower revenues from equity risk models.

Analytics segment Adjusted EBITDA expenses increased 14.2% to $341.9 million for the year ended December 31, 2014 compared to $299.4 million for the year ended December 31, 2013. The increase was primarily within cost of revenues and attributable to higher compensation and benefits costs, reflecting higher staffing levels, as well as higher non-compensation costs.

All Other Segment

The following table presents the results for the All Other segment for the years indicated:

	Years Ended
	December 31, 2014	December 31, 2013	Increase/(Decrease)
	(in thousands)
Operating revenues
ESG	$28,294	$21,308	$6,986	32.8%
Real Estate	50,409	46,439	3,970	8.5%

Operating revenues total	78,703	67,747	10,956	16.2%
Adjusted EBITDA expenses	91,807	83,963	7,844	9.3%

Adjusted EBITDA	$(13,104)	$(16,216)	$3,112	19.2%

Adjusted EBITDA margin %	(16.6%)	(23.9%)

All Other segment revenues increased 16.2% to $78.7 million for the year ended December 31, 2014 compared to $67.7 million for the year ended December 31, 2013. The increase was driven by higher revenues from our ESG and Real Estate products. Excluding the impact of revenues related to the GMI Ratings acquisition, All Other segment revenues would have increased 11.8% for the year ended December 31, 2014 compared to the year ended December 31, 2013.

All Other segment Adjusted EBITDA expenses increased 9.3% to $91.8 million for the year ended December 31, 2014 compared to $84.0 million for the year ended December 31, 2013. The increase was primarily driven by higher compensation and benefits costs as well as higher non-compensation costs within ESG.

Operating Metrics

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as “Run Rate.” The Run Rate at a particular point in time primarily represents the forward-looking revenues for the next 12 months from then-current subscriptions and investment product licenses we provide to our clients under renewable contracts or agreements assuming all contracts or agreements that come up for renewal are renewed and assuming then-current currency exchange rates. For any license where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects, for ETF fees, the market value on the last trading day of the period, and for non-ETF funds and futures and options, the most recent periodic fee earned under such license or subscription. The Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal during the period and determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date.

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

The following table presents Run Rates by reportable segment and product category as of the dates indicated and the growth percentages over the years indicated:

	As of			Comparison of
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2015 to 2014	December 31, 2014 to 2013
	(in thousands)
Run Rates:
Index:
Recurring subscriptions	$368,855	$335,277	$305,150	10.0%	9.9%
Asset-based fees	201,047	174,558	158,305	15.2%	10.3%

Index total	569,902	509,835	463,455	11.8%	10.0%

Analytics	436,671	417,677	405,082	4.5%	3.1%

All Other:
ESG – recurring subscriptions	40,291	34,482	22,874	16.8%	50.7%
Real Estate – recurring subscriptions	42,386	44,731	43,487	(5.2%)	2.9%

All Other total	82,677	79,213	66,361	4.4%	19.4%

Total Run Rate	$1,089,250	$1,006,725	$934,898	8.2%	7.7%

Recurring subscription total	$888,203	$832,167	$776,593	6.7%	7.2%
Asset-based fees total	201,047	174,558	158,305	15.2%	10.3%

Total Run Rate	$1,089,250	$1,006,725	$934,898	8.2%	7.7%

December 31, 2015 Compared to December 31, 2014

Total Run Rate grew 8.2% to $1,089.3 million as of December 31, 2015 compared to $1,006.7 million as of December 31, 2014. Recurring subscription Run Rate grew 6.7% to $888.2 million as of December 31, 2015 compared to $832.2 million as of December 31, 2014. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscription Run Rate would have increased 7.9% as of December 31, 2015 compared to December 31, 2014.

Run Rate from asset-based fees increased 15.2% to $201.0 million at December 31, 2015, from $174.6 million at December 31, 2014, primarily driven by higher AUM in ETFs and non-ETF passive funds as well as increases in futures and options contracts, all linked to MSCI indexes. As of December 31, 2015, the value of AUM in ETFs linked to MSCI indexes was $433.4 billion, up $60.1 billion, or 16.1%, from $373.3 billion as of December 31, 2014. The increase of $60.1 billion consisted of net inflows of $87.7 billion, partially offset by market depreciation of $27.6 billion.

Index recurring subscription Run Rate grew 10.0% to $368.9 million at December 31, 2015 compared to $335.3 million at December 31, 2014 on growth in benchmark and data products.

Total Run Rate from Analytics products increased 4.5% to $436.7 million at December 31, 2015 compared to $417.7 million at December 31, 2014, primarily driven by growth in RiskManager, equity models and InvestorForce products. Adjusting for the impact of foreign currency exchange rate fluctuations, Run Rate for Analytics would have increased 6.0% as of December 31, 2015 compared to December 31, 2014.

Total Run Rate from All Other products increased 4.4% to $82.7 million at December 31, 2015 compared to $79.2 million at December 31, 2014.

ESG products Run Rate increased 16.8% to $40.3 million at December 31, 2015 compared to $34.5 million at December 31, 2014. Adjusting for the impact of foreign currency exchange rate fluctuations, Run Rate would have increased 19.5% as of December 31, 2015 compared to December 31, 2014.

Real Estate products Run Rate decreased 5.2% to $42.4 million at December 31, 2015 compared to $44.7 million at December 31, 2014. Adjusting for the impact of foreign currency exchange rate fluctuations, Run Rate would have increased 1.9% as of December 31, 2015 compared to December 31, 2014.

December 31, 2014 Compared to December 31, 2013

Total Run Rate grew 7.7% to $1,006.7 million as of December 31, 2014 compared to $934.9 million as of December 31, 2013. Recurring subscription Run Rate grew 7.2% to $832.2 million as of December 31, 2014 compared to $776.6 million as of December 31, 2013. Adjusting for the impact of foreign currency exchange rate fluctuations and excluding the acquisition of GMI Ratings, recurring subscription Run Rate would have increased 8.1% as of December 31, 2014 compared to December 31, 2013.

Run Rate from asset-based fees rose 10.3% to $174.6 million at December 31, 2014, from $158.3 million at December 31, 2013, primarily driven by higher average AUM in non-ETF passive funds as well as higher trading volumes in futures and options contracts, all linked to MSCI indexes. As of December 31, 2014, the value of AUM in ETFs linked to MSCI indexes was $373.3 billion, up $40.4 billion, or 12.1%, from $332.9 billion as of December 31, 2013. The increase of $40.4 billion consisted of net inflows of $49.4 billion, partially offset by market depreciation of $9.0 billion.

Index recurring subscription Run Rate grew 9.9% to $335.3 million at December 31, 2014 compared to $305.2 million at December 31, 2013 on growth in benchmark and data products.

Total Run Rate from Analytics products increased 3.1% to $417.7 million at December 31, 2014 compared to $405.1 million at December 31, 2013, primarily driven by growth in RiskManager, equity models, HedgePlatform and InvestorForce products.

Total Run Rate from All Other products increased 19.4% to $79.2 million at December 31, 2014 compared to $66.4 million at December 31, 2013.

ESG products Run Rate increased 50.7% to $34.5 million at December 31, 2014 compared to $22.9 million at December 31, 2013. Adjusting for the impact of foreign currency exchange rate fluctuations and excluding the impact of the GMI Ratings acquisition, Run Rate would have increased 22.2% as of December 31, 2014 compared to December 31, 2013.

Real Estate products Run Rate increased 2.9% to $44.7 million at December 31, 2014 compared to $43.5 million at December 31, 2013. Adjusting for the impact of foreign currency exchange rate fluctuations, Run Rate would have increased 11.9% as of December 31, 2014 compared to December 31, 2013.

Subscription Sales

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the years indicated:

	Years Ended			Comparison of
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2015 to 2014	December 31, 2014 to 2013
	(in thousands)
New recurring subscription sales
Index	$49,521	$44,547	$42,389	11.2%	5.1%
Analytics	52,819	55,588	53,932	(5.0%)	3.1%
All Other	16,657	17,508	14,660	(4.9%)	19.4%

New recurring subscription sales total	118,997	117,643	110,981	1.2%	6.0%

Subscription cancellations
Index	(16,254)	(14,310)	(16,064)	13.6%	(10.9%)
Analytics	(29,362)	(33,172)	(40,917)	(11.5%)	(18.9%)
All Other	(9,042)	(7,173)	(5,591)	26.1%	28.3%

Subscription cancellations total	(54,658)	(54,655)	(62,572)	—%	(12.7%)

Net new recurring subscription sales
Index	33,267	30,237	26,325	10.0%	14.9%
Analytics	23,457	22,416	13,015	4.6%	72.2%
All Other	7,615	10,335	9,069	(26.3%)	14.0%

Net new recurring subscription sales total	64,339	62,988	48,409	2.1%	30.1%

Non-recurring
Index	8,964	8,956	7,438	0.1%	20.4%
Analytics	7,286	4,837	2,243	50.6%	115.6%
All Other	4,880	6,377	8,227	(23.5%)	(22.5%)

Non-recurring sales total	21,130	20,170	17,908	4.8%	12.6%

Total Index	42,231	39,193	33,763	7.8%	16.1%
Total Analytics	30,743	27,253	15,258	12.8%	78.6%
Total All Other	12,495	16,712	17,296	(25.2%)	(3.4%)

Total net sales	$85,469	$83,158	$66,317	2.8%	25.4%

Aggregate Retention Rate

Another key metric is our “Aggregate Retention Rate.” This metric is important because subscription cancellations decrease our Run Rate and ultimately our operating revenues. The annual Aggregate Retention Rate represents the retained subscription Run Rate (beginning subscription Run Rate less actual cancels during the year) as a percentage of the subscription Run Rate at the beginning of the fiscal year. If a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation for purposes of calculating our Aggregate Retention Rate. Our Aggregate Retention Rate is computed on a product-by-product basis. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction. We do not calculate Aggregate Retention Rate for that portion of our Run Rate attributable to assets in investment products linked to our indexes or to trading volumes of futures and options contracts linked to our indexes. Aggregate Retention Rate for a non-annual period reflects the annualization of the cancels recorded in the period.

The following table presents our Aggregate Retention Rate by reportable segment and product category for the periods indicated for the years ended December 31, 2015, 2014 and 2013:

	Index	Analytics	All Other	Total
2015
Quarter Ended March 31,	97.2%	92.9%	90.7%	94.4%
Quarter Ended June 30,	95.4%	93.8%	90.7%	94.2%
Quarter Ended September 30,	95.4%	95.3%	89.1%	94.8%
Quarter Ended December 31,	92.7%	89.9%	83.9%	90.4%
Year Ended December 31,	95.2%	93.0%	88.6%	93.4%
2014
Quarter Ended March 31,	95.4%	90.9%	92.4%	92.8%
Quarter Ended June 30,	95.3%	92.4%	88.5%	93.2%
Quarter Ended September 30,	95.3%	94.2%	94.3%	94.6%
Quarter Ended December 31,	95.2%	89.7%	83.9%	91.3%
Year Ended December 31,	95.3%	91.8%	89.5%	93.0%
2013
Quarter Ended March 31,	95.6%	90.1%	92.0%	92.4%
Quarter Ended June 30,	94.9%	90.7%	90.2%	92.3%
Quarter Ended September 30,	94.4%	91.0%	96.2%	92.7%
Quarter Ended December 31,	92.1%	86.6%	83.7%	88.5%
Year Ended December 31,	94.2%	89.6%	90.5%	91.5%

The quarterly Aggregate Retention Rate is calculated by annualizing the actual cancellations recorded during the quarter. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the quarter.

For example, in the fourth quarter of 2015, we recorded cancellations of $19.9 million. To derive the Aggregate Retention Rate for the fourth quarter, we annualized the actual cancellations during the quarter of $19.9 million to derive $79.6 million of annualized cancellations. This $79.6 million was then divided by the $832.2 million subscription Run Rate at the beginning of the year to derive a cancellation rate of 9.6%. The 9.6% was then subtracted from 100.0% to derive an Aggregate Retention Rate of 90.4% for the fourth quarter.

For the year ended December 31, 2015, 36.5% of our cancellations occurred in the fourth quarter. Historically, the Aggregate Retention Rate has generally been higher during the first three quarters and lower in the fourth quarter, as the fourth quarter is traditionally the largest renewal period in the year.

Liquidity and Capital Resources

We require capital to fund ongoing operations, internal growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, existing cash and cash equivalents and credit capacity under our existing credit facilities. In addition, we believe we have access to additional funding in the public and private markets. We intend to use these sources of liquidity to, among other things, service our existing and future debt obligations and fund our working capital requirements, capital expenditures, investments, acquisitions, dividend payments and repurchases of our common stock. In connection with our business strategy, we regularly evaluate acquisition opportunities. We believe our liquidity, along with other financing alternatives, will provide the necessary capital to fund these transactions and achieve our planned growth.

Senior Notes and Credit Agreement

We have issued an aggregate of $1.6 billion in senior unsecured notes in two discrete private offerings of $800.0 million each. On November 20, 2014, we completed our first private offering of $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “2024 Senior Notes”) and also entered into a $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”) by and among the Company, as borrower, certain of MSCI’s subsidiaries, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. We used the net proceeds from the offering of the 2024 Senior Notes, together with cash on hand, to repay in full our outstanding term loan indebtedness of $794.8 million, which bore interest at LIBOR plus a margin of 2.25%.

On August 13, 2015, we completed our second private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2025 (the “2025 Senior Notes” and together with the 2024 Senior Notes, the “Senior Notes”). We intend to use the net proceeds from the offering of the 2025 Senior Notes for general corporate purposes, including, without limitation, buybacks of MSCI common stock.

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

Interest payments attributable to the 2024 Senior Notes are due on May 15 and November 15 of each year. The first interest payment was made on May 15, 2015. We paid $41.4 million of interest attributable to the 2024 Senior Notes during the year ended December 31, 2015. Interest payments attributable to the 2025 Senior Notes are due on February 15 and August 15 of each year. The first interest payment was made on February 16, 2016.

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

The Indentures governing our Senior Notes (the “Indentures”) among us, each of the subsidiary guarantors, and Wells Fargo Bank, National Association, as trustee, contain covenants that limit our and certain of our subsidiaries’ ability to, among other things, incur liens, enter into sale/leaseback transactions and consolidate, merge or sell all or substantially all of our assets. In addition, the Indentures restrict our non-guarantor subsidiaries’ ability to create, assume, incur or guarantee additional indebtedness without such non-guarantor subsidiaries guaranteeing the Senior Notes on a pari passu basis.

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

The 2014 Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the 2014 Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the 2014 Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 3.75:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the 2014 Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of December 31, 2015, our Consolidated Leverage Ratio was 3.08:1.00 and our Consolidated Interest Coverage Ratio was 8.64:1.00.

Our non-guarantor subsidiaries of the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $196.7 million, or 18.3%, of our total revenue for the twelve months ended December 31, 2015, approximately $76.8 million, or 19.0%, of our consolidated operating income for the twelve months ended December 31, 2015, and approximately $405.5 million, or 12.9%, of our consolidated total assets (excluding intercompany assets) and $162.5 million, or 7.2%, of our consolidated total liabilities, in each case as of December 31, 2015.

Share Repurchases

On February 6, 2014, we entered into the February 2014 ASR Agreement to initiate share repurchases aggregating $100.0 million. As a result, we received 1.7 million shares of our common stock on February 7, 2014 and 0.6 million shares of our common stock on May 5, 2014 for a combined average purchase price of $43.10 per share.

On September 18, 2014, we entered into the September 2014 ASR Agreement. On September 19, 2014, we paid $300.0 million in cash and received approximately 4.5 million shares of our common stock under the September 2014 ASR Agreement. On May 21, 2015, we completed the September ASR Program, receiving approximately 1.2 million shares of our common stock. In total, 5.7 million shares of our common stock were delivered for an average purchase price of $52.79 per share. The repurchased shares are held in treasury.

On June 2, 2015, we began purchasing shares of our common stock on the open market in accordance with SEC Rule 10b5-1.

During October 2015, we completed the $850.0 million repurchase authorization under the 2014 Repurchase Program. Since the introduction of the 2014 Repurchase Program, we have purchased a total of 14.7 million shares of our common stock for an average purchase price of $57.99 per share under the 2014 Repurchase Program.

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

Subsequent to the year ended December 31, 2015 and through February 19, 2016, an additional 2.6 million shares of our common stock were repurchased for a total value of $170.6 million.

Cash Dividends

On February 2, 2016, the Board of Directors declared a quarterly dividend of $0.22 per share of common stock to be paid on March 11, 2016 to shareholders of record as of the close of trading on February 19, 2016.

Cash flows

	As of
	December 31, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$777,706	$508,799

Cash Provided by (Used In) Operating, Investing, and Financing Activities

	Years Ended
	December 31, 2015	December 31, 2014(1)	December 31, 2013(2)
	(in thousands)
Net cash provided by operating activities	$305,994	$305,673	$321,183
Net cash (used in) provided by investing activities	$(48,861)	$297,037	$4,121
Net cash provided by (used in) financing activities	$19,949	$(442,328)	$(146,584)
Effect of exchange rates on cash and cash equivalents	$(8,175)	$(10,017)	$(3,595)

Net increase in cash and cash equivalents	$268,907	$150,365	$175,125

(1)	Includes results from ISS through its deposition on April 30, 2014.
(2)	Includes full year results from ISS.

Cash and Cash Equivalents

Cash and cash equivalents were $777.7 million and $508.8 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, $128.1 million and $102.3 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws.

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

In addition, as a result of our efforts to align our tax profile with our global operating footprint, we expect our cash balances to grow outside the U.S. over time. These balances will be available to meet our needs outside the U.S. whether it be for general corporate purpose or other needs, including acquisitions or expansion of our products.

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $306.0 million and $305.7 million for the years ended December 31, 2015 and 2014, respectively. The year ended December 31, 2015 reflects higher cash inflows from operating results, offset by higher payments related to interest and cash taxes. Cash flows from operating activities for the year ended December 31, 2014 includes cash flows from discontinued operations.

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $305.7 million and $321.2 million for the years ended December 31, 2014 and 2013, respectively. The year-over-year decrease primarily reflects higher cash expenses during the year ended December 31, 2014.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. Historically, the payment of cash for compensation and benefits is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $48.9 million for the year ended December 31, 2015 compared to cash provided by investing activities of $297.0 million for the year ended December 31, 2014. The $345.9 million year-over-year decrease primarily reflects the impact for the year ended December 31, 2014 of $362.8 million in cash received upon the disposition of ISS, partially offset by the purchase of GMI Ratings.

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

Cash Flows From Financing Activities

Cash provided by financing activities was $19.9 million for the year ended December 31, 2015 compared to cash used in financing activities of $442.3 million for the year ended December 31, 2014. The year-over-year increase primarily reflects the impact of our 2025 Senior Notes offering in August 2015, partially offset by higher share repurchases as well as the payments of dividends, which began in the three months ended December 31, 2014.

Cash used in financing activities was $442.3 million and $146.6 million for the years ended December 31, 2014 and 2013, respectively. The year-over-year increase primarily reflects increased purchases of treasury shares and the first dividend payment made, partially offset by lower repayments on our debt.

Contractual Obligations

Our contractual obligations consist primarily of leases for office space, leases for equipment and other operating leases, obligations to vendors arising out of market data contracts and our debt obligations arising from the issuance of the Senior Notes. The following table summarizes our contractual obligations for the periods indicated as of December 31, 2015:

		Years Ending December 31,
(in thousands)	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases	$265,956	$28,170	$26,416	$25,064	$20,369	$17,863	$148,074
Vendor obligations	96,046	42,495	20,724	19,611	8,488	4,728	—
Senior Notes (1)	2,438,000	88,000	88,000	88,000	88,000	88,000	1,998,000

Total contractual obligations	$2,800,002	$158,665	$135,140	$132,675	$116,857	$110,591	$2,146,074

(1)	Includes the impact of payments for the principal amount on the 2024 Senior Notes and the 2025 Senior Notes plus interest based on the 5.25% and 5.75% coupon interest rate, respectively.

The obligations related to MSCI’s uncertain tax positions, which are not considered material, have been excluded from the table above because of the uncertainty surrounding the timing and final amounts of any settlement.

Off-Balance Sheet Arrangements

At December 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Standards Updates

See Note 2, “Recent Accounting Standards Updates,” of the Notes to the Consolidated Financial Statements included herein for further information.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the years ended December 31, 2015 and 2014, 17.8% and 20.2%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 17.8% of non-U.S dollar exposure for the year ended December 31, 2015, 37.0% was in British pounds sterling, 35.8% was in Euros and 21.6% was in Japanese yen. Of the 20.2% of non-U.S dollar exposure for the year ended December 31, 2014, 38.3% was in Euros, 34.0% was in British pounds sterling and 21.7% was in Japanese yen.

Revenues from index-linked investment products represented 18.4% and 17.8% of operating revenues for the years ended December 31, 2015 and 2014, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 41.3% and 43.1% of our operating expenses, including operating expense attributable to income (loss) from discontinued operations, net of income taxes, for the years ended December 31, 2015 and 2014, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Swiss francs, Euros, Hungarian forints, Hong Kong dollars, Chinese yuan and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $2.2 million, $3.0 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management, including the Company’s CEO and CFO, concluded that, as of December 31, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PricewaterhouseCoopers, LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which appears on page F-2 of this Annual Report on Form 10-K.

(c). Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Except for the information relating to our Executive Officers set forth in Part I of this Annual Report on Form 10-K, we incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2015.

Information regarding our Code of Ethics and Business Conduct and Corporate Governance Policies is incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after December 31, 2015. Any amendments to, or waivers from, a provision of our Codes of Ethics that apply to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.msci.com. The information on our website is not and should not be considered a part of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2015. The information provided under Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2015.

Item 14.   Principal Accounting Fees and Services

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2015.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

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

Date: February 26, 2016

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

Signature	Title	Date

/S/ HENRY A. FERNANDEZ Henry A. Fernandez	Chairman, Chief Executive Officer, and President (principal executive officer)	February 26, 2016

/S/ ROBERT QUTUB Robert Qutub	Chief Financial Officer (principal financial officer)	February 26, 2016

/S/ RICHARD J. NAPOLITANO Richard J. Napolitano	Global Controller (principal accounting officer)	February 26, 2016

/S/ ROBERT G. ASHE Robert G. Ashe	Director	February 26, 2016

/S/ BENJAMIN F. DUPONT Benjamin F. duPont	Director	February 26, 2016

/S/ WAYNE EDMUNDS Wayne Edmunds	Director	February 26, 2016

/S/ D. ROBERT HALE D. Robert Hale	Director	February 26, 2016

Signature	Title	Date

/S/ ALICE W. HANDY Alice W. Handy	Director	February 26, 2016

/S/ CATHERINE R. KINNEY Catherine R. Kinney	Director	February 26, 2016

/S/ WENDY E. LANE Wendy E. Lane	Director	February 26, 2016

/S/ LINDA H. RIEFLER Linda H. Riefler	Director	February 26, 2016

/S/ GEORGE W. SIGULER George W. Siguler	Director	February 26, 2016

/S/ PATRICK TIERNEY Patrick Tierney	Director	February 26, 2016

/S/ RODOLPHE M. VALLEE Rodolphe M. Vallee	Director	February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MSCI Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report On Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.

We have audited the consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of MSCI Inc. and subsidiaries (the “Company”) for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows for MSCI Inc. and subsidiaries for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2014 (February 27, 2015 as to the effects of discontinued operations as discussed in Note 3 and February 26, 2016 as to the change in segments as discussed in Note 13)

MSCI INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December 31, 2015	December 31, 2014
	(in thousands, except per share and share data)
ASSETS
Current assets:
Cash and cash equivalents	$777,706	$508,799
Accounts receivable (net of allowances of $1,117 and $857 as of December 31, 2015 and 2014, respectively)	208,239	178,717
Deferred taxes	—	22,209
Prepaid income taxes	46,115	29,180
Prepaid and other assets	31,211	30,553

Total current assets	1,063,271	769,458
Property, equipment and leasehold improvements (net of accumulated depreciation of $114,680 and $92,808 at December 31, 2015 and 2014, respectively)	98,926	94,074
Goodwill	1,565,621	1,564,904
Intangible assets (net of accumulated amortization of $418,512 and $372,209 at December 31, 2015 and 2014, respectively)	391,490	433,628
Non-current deferred tax assets	9,180	3,944
Other non-current assets	18,499	16,525

Total assets	$3,146,987	$2,882,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,512	$2,835
Accrued compensation and related benefits	116,619	111,408
Other accrued liabilities	61,433	47,894
Deferred revenue	317,552	310,775

Total current liabilities	498,116	472,912
Long-term debt	1,579,404	788,358
Deferred taxes	110,937	137,838
Other non-current liabilities	57,043	50,592

Total liabilities	2,245,500	1,449,700

Commitments and Contingencies (see Note 6 and Note 10)

Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized at December 31, 2015 and 2014; 128,200,189 and 126,637,390 common shares issued at December 31, 2015 and 2014, respectively; and 101,013,148 and 112,072,469 common shares outstanding at December 31, 2015 and 2014, respectively)	1,282	1,266
Treasury shares, at cost (27,187,041 and 14,564,921 shares at December 31, 2015 and 2014, respectively)	(1,395,695)	(588,378)
Additional paid in capital	1,173,183	1,022,221
Retained earnings	1,158,462	1,022,695
Accumulated other comprehensive loss	(35,745)	(24,971)

Total shareholders’ equity	901,487	1,432,833

Total liabilities and shareholders’ equity	$3,146,987	$2,882,533

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands, except per share and share data)

Operating revenues	$1,075,013	$996,680	$913,364

Operating expenses:
Cost of revenues	267,695	276,623	240,697
Selling and marketing	162,294	163,839	137,693
Research and development	77,320	71,095	61,003
General and administrative	86,007	76,369	68,458
Amortization of intangible assets	46,910	45,877	44,798
Depreciation and amortization of property, equipment and leasehold improvements	30,889	25,711	20,384

Total operating expenses	671,115	659,514	573,033

Operating income	403,898	337,166	340,331

Interest income	(1,166)	(851)	(889)
Interest expense	62,387	31,820	26,256
Other expense (income)	(6,877)	(2,141)	2,136

Other expense (income), net	54,344	28,828	27,503

Income from continuing operations before provision for income taxes	349,554	308,338	312,828
Provision for income taxes	119,516	109,396	112,918

Income from continuing operations	230,038	198,942	199,910

Income (loss) from discontinued operations, net of income taxes	(6,390)	85,171	22,647

Net income	$223,648	$284,113	$222,557

Earnings per basic common share:

Earnings per basic common share from continuing operations	$2.11	$1.72	$1.66

Earnings per basic common share from discontinued operations	(0.06)	0.73	0.19

Earnings per basic common share	$2.05	$2.45	$1.85

Earnings per diluted common share:

Earnings per diluted common share from continuing operations	$2.09	$1.70	$1.64

Earnings per diluted common share from discontinued operations	(0.06)	0.73	0.19

Earnings per diluted common share	$2.03	$2.43	$1.83

Weighted average shares outstanding used in computing earnings per share:
Basic	109,124	115,737	120,100

Diluted	109,926	116,706	121,074

Dividends declared per common share	$0.80	$0.18	$—

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)

Net income	$223,648	$284,113	$222,557

Other comprehensive income (loss):

Foreign currency translation adjustments	(12,253)	(18,053)	1,295
Income tax effect	135	(132)	(500)

Foreign currency translation adjustments, net	(12,118)	(18,185)	795

Unrealized gains (losses) on cash flow hedges	—	—	1,364
Income tax effect	—	—	(524)

Unrealized gains (losses) on cash flow hedges, net	—	—	840

Unrealized gains (losses) on available-for-sale securities	—	—	(5)
Income tax effect	—	—	2

Unrealized gains (losses) on available-for-sale securities, net	—	—	(3)

Pension and other post-retirement adjustments	1,872	(8,299)	624
Income tax effect	(528)	2,163	(110)

Pension and other post-retirement adjustments, net	1,344	(6,136)	514

Other comprehensive income (loss), net of tax	(10,774)	(24,321)	2,146

Comprehensive income	$212,874	$259,792	$224,703

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance at December 31, 2012	$1,240	$(120,926)	$1,000,014	$536,418	$(2,796)	$1,413,950
Net income				222,557		222,557
Other comprehensive income (loss), net of tax					2,146	2,146
Common stock issued	8					8
Compensation payable in common stock and options			24,552			24,552
Common stock repurchased and held in treasury		(147,183)	35,000			(112,183)
Common stock issued to directors and held in treasury		(282)				(282)
Exercise of stock options	8		11,694			11,702
Excess tax benefits from employee stock incentive plans			1,897			1,897

Balance at December 31, 2013	$1,256	$(268,391)	$1,073,157	$758,975	$(650)	$1,564,347
Net income				284,113		284,113
Dividends		(4)		(20,393)		(20,397)
Other comprehensive income (loss), net of tax					(24,321)	(24,321)
Common stock issued	5					5
Compensation payable in common stock and options			26,553			26,553
Common stock repurchased and held in treasury		(319,651)	(90,000)			(409,651)
Common stock issued to directors and held in treasury		(332)				(332)
Exercise of stock options	5		9,676			9,681
Excess tax benefits from employee stock incentive plans			2,835			2,835

Balance at December 31, 2014	$1,266	$(588,378)	$1,022,221	$1,022,695	$(24,971)	$1,432,833
Net income				223,648		223,648
Dividends			29	(87,881)		(87,852)
Other comprehensive income (loss), net of tax					(10,774)	(10,774)
Common stock issued	6					6
Compensation payable in common stock and options			25,963			25,963
Common stock repurchased and held in treasury		(806,782)	90,000			(716,782)
Common stock issued to directors and held in treasury		(535)	29			(506)
Exercise of stock options	10		19,688			19,698
Excess tax benefits from employee stock incentive plans			15,253			15,253

Balance at December 31, 2015	$1,282	$(1,395,695)	$1,173,183	$1,158,462	$(35,745)	$901,487

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Cash flows from operating activities
Net income	$223,648	$284,113	$222,557
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	46,910	48,617	58,203
Stock-based compensation expense	28,558	26,585	25,004
Depreciation of property, equipment and leasehold improvements	30,889	25,930	22,302
Amortization of debt origination fees	2,135	7,748	3,348
Deferred taxes	(10,288)	(4,960)	(15,066)
Amortization of discount on long-term debt	—	2,218	1,066
Excess tax benefits from share-based compensation	(15,253)	(2,835)	(1,897)
Gain on disposition of subsidiary, net of costs	—	(84,620)	—
Other non-cash adjustments	(2,067)	1,847	(371)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(30,900)	(26,821)	(16,412)
Prepaid income taxes	(1,972)	(14,998)	7,927
Prepaid and other assets	(1,217)	(9,857)	(4,459)
Accounts payable	(298)	2,128	(2,145)
Deferred revenue	8,047	42,263	11,399
Accrued compensation and related benefits	5,087	88	7,057
Other accrued liabilities	17,165	8,428	(260)
Other	5,550	(201)	2,930

Net cash provided by operating activities	305,994	305,673	321,183

Cash flows from investing activities
Acquisitions, net of cash acquired	(6,500)	(14,921)	(23,268)
Proceeds from sales of investments	6,736	—	—
Proceeds from redemption of short-term investments	—	—	70,900
Dispositions, net of cash provided	—	362,811	—
Capitalized software development costs	(8,500)	(8,216)	(3,285)
Capital expenditures	(40,652)	(42,659)	(40,255)
Proceeds from the sale of property, equipment and leasehold improvements	55	22	29

Net cash (used in) provided by investing activities	(48,861)	297,037	4,121

Cash flows from financing activities:
Proceeds from borrowing	800,000	800,000	—
Repayment of long–term debt	—	(810,000)	(48,000)
Payment of issuance costs in connection with long–term debt	(10,477)	(14,800)	—
Repurchase of treasury shares	(700,715)	(409,651)	(112,183)
Dividends paid	(87,743)	(20,393)	—
Proceeds from the exercise of stock options	3,631	9,681	11,702
Excess tax benefits from stock-based compensation	15,253	2,835	1,897

Net cash provided by (used in) financing activities	19,949	(442,328)	(146,584)

Effect of exchange rates changes	(8,175)	(10,017)	(3,595)

Net increase in cash and cash equivalents	268,907	150,365	175,125
Cash and cash equivalents, beginning of period	508,799	358,434	183,309

Cash and cash equivalents, end of period	$777,706	$508,799	$358,434

Supplemental disclosure of cash flow information:
Cash paid for interest	$42,110	$17,233	$20,429

Cash paid for income taxes	$129,534	$120,419	$128,167

Supplemental disclosure of non-cash investing activities:

Property, equipment and leasehold improvements in other accrued liabilities	$3,644	$6,731	$3,396

Supplemental disclosure of non-cash financing activities:

Cash dividends declared, but not yet paid	$84	$—	$—

See Notes to Consolidated Financial Statements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

Organization

MSCI Inc., together with its wholly-owned subsidiaries (the “Company” or “MSCI”), offers content, applications and services to support the needs of institutional investors throughout their investment processes. The Company’s flagship products are its global equity indexes, custom indexes, factor indexes and ESG indexes; its analytics products, including multi-factor models, pricing models, methodologies for performance attribution, models for statistical analysis, and tools for portfolio optimization, back testing and stress testing; its ESG research and ratings; and its real estate benchmarks, indexes, business intelligence and analytics.

On March 17, 2014, MSCI Inc. entered into a definitive agreement to sell Institutional Shareholder Services Inc. (“ISS”). As a result, the Company reported the operating results of ISS in “Income (loss) from discontinued operations, net of income taxes” in the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013. Unless otherwise indicated, the disclosures accompanying these consolidated financial statements reflect the Company’s continuing operations. The Company completed the sale of ISS on April 30, 2014. See Note 3, “Dispositions and Discontinued Operations,” for further details.

Following the disposition of ISS during the year ended December 31, 2014, MSCI had maintained one reportable segment. During the year ended December 31, 2015, MSCI changed its reportable segments to Index, Analytics and All Other. These three segments reflect certain changes made to the management of the Company’s product lines. This presentation also better aligns the Company’s financial reporting with how its products and services are offered to its clients and offers additional insight into how the Company is being managed. See Note 13, “Segment Information,” for further information about MSCI’s reportable segments.

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

The Company changed its presentation of operating expenses during the year ended December 31, 2015 in order to provide more transparency into the underlying cost base of the Company, consistent with how it is managed. Prior to the change, operating expenses were grouped and presented as cost of services and selling, general and administrative. Cost of services included costs related to research, data management and production, software engineering and production management functions. Selling, general and administrative consisted of expenses for sales and marketing staff, finance, human resources, legal and compliance, information technology infrastructure and corporate administration personnel. Operating expenses are now grouped and presented in the following activity categories: cost of revenues, selling and marketing, research and development and general and administrative. Costs are assigned to these categories based on the nature of the expense, or, when not directly attributable, an estimate is allocated based on the type of effort involved.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

product management teams; costs of client service and consultant teams to support customer needs; as well as other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs.

Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales force and marketing teams as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations.

Research and development expenses consist of costs to develop new or enhance existing products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily includes the costs of application development, research, product management, project management and the technology support associated with supporting these efforts.

General and administrative expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service.

The recasting of previously issued financial information has been made to conform to the current presentation and does not represent a restatement of previously issued financial statements.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When a sales arrangement requires the delivery of more than one product and service, revenue is recognized pursuant to the requirements of ASC Subtopic 605-25, “Revenue Arrangements with Multiple Deliverables.” Under the provisions of ASC Subtopic 605-25, elements within a multi-deliverable arrangement should be considered separate units of accounting if both of the following criteria are met:

•	The delivered items have value to the client on a standalone basis, which means they can be sold separately by any vendor or the client could resell the delivered items on a standalone basis; and

•	If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

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

The Company’s subscription agreements for hosted services include provisions that, among other things, allow clients, for no additional fee, to receive updates and modifications that may be made from time to time when and if available, for the term of the agreement, which is typically one year. These arrangements do not provide the client with the right to take possession of the application at any time. For sales arrangements with multiple deliverables, which may include application service subscription and professional services associated with implementation and other services, the Company evaluates each deliverable in these multiple-element arrangements to determine whether it represents a separate unit of accounting and allocates revenue accordingly, based on the Company’s best estimated sales price.

In most cases, the Company recognizes revenues from subscription arrangements ratably over the term of the license agreement pursuant to contract terms. The contracts state the terms under which these fees are to be calculated. The fees are recognized as the Company supplies the product and service to the client over the license period and are generally billed in advance, prior to the license start date. When implementation services are included, the Company recognizes revenues allocated to the subscription ratably from the date the application is put into production to the end of the license period. Revenues associated with implementation services are recognized ratably over the useful life of those services from the date the application is put into production. For products and services whose fees are based on estimated assets under management linked to the Company’s indexes, or contract values related to futures and options, the Company recognizes revenues based on estimates from independent third-party sources or the most recently reported information from the client. Revenues from subscription agreements for the receipt of periodic benchmark reports, digests, and other publications, which are most often associated with the Company’s real estate operating segment, are recognized upon delivery of such reports or data updates.

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year. Software agreements may include other consulting and professional services. In accordance with ASC Subtopic 985-605, “Software Revenue Recognition,” the Company does not have vendor specific objective evidence (“VSOE”) for these elements and therefore begins to recognize software related revenue ratably over the term of the license agreement once delivered.

Share-Based Compensation

Certain of the Company’s employees have received share-based compensation under certain compensation programs. The Company’s compensation expense reflects the fair value method of accounting for share-based payments under ASC Subtopic 718-10, “Compensation—Stock Compensation.” ASC Subtopic 718-10 requires measurement of compensation cost for equity-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures.

The fair value of MSCI restricted stock units (“RSUs”) is measured using the closing price of MSCI’s common stock on the date prior to grant. Restricted stock units subject to performance conditions (“PSUs”) are based on performance measures that impact the amount of shares that each recipient will receive upon vesting. The fair value of PSUs is measured using the closing price of MSCI’s common stock on the date prior to grant. Restricted stock units that are subject to the achievement of multi-year total shareholder return targets (“MSUs”) are performance awards with a market condition. The fair value of MSUs is determined using a Monte Carlo simulation model that creates a normal distribution of future stock prices, which is then used to value the awards based on their individual terms.

The fair value of MSCI standard stock options is determined using the Black-Scholes valuation model and the single grant life method. Under the single grant life method, option awards with graded vesting are valued using a single weighted-average expected option life. The fair value of MSCI stock options that contain stock price contingencies is determined using a Monte Carlo simulation model.

The Company recognizes the expense for an award granted to an employee who is not retirement-eligible utilizing the graded vesting method over the requisite service period. For all awards, the Company bases initial accruals of compensation cost on the estimated number of units for which the requisite service is expected to be rendered and, for PSUs, the performance targets expected to be achieved is also considered. If the estimated number of units or the number of units ultimately delivered changes from previous estimates, the cumulative effect on current and prior periods of a change is recognized in compensation cost in the period of the change. Because the probability of actual shares expected to be earned is reflected in the fair value of MSUs on the grant date, the expense to be recognized for these awards is not adjusted to reflect the actual shares earned.

Based on interpretive guidance related to share-based compensation, the Company’s policy is to accrue the estimated cost of share-based awards that are granted to retirement-eligible employees over the course of the prior year in which they were earned rather than expensing the awards on the date of grant. A portion of the awards granted to retirement-eligible employees consist of PSUs. For those PSUs, the Company bases initial accruals of compensation cost on the estimated number of units for which the requisite service is expected to be rendered. If the estimated number of units expected to convert changes from previous estimates based on the performance targets expected to be achieved, the cumulative effect of a change is recognized in compensation cost in the period of the change.

Research and Development

The Company accounts for research and development costs in accordance with several accounting pronouncements, including ASC Subtopic 730-10, “Research and Development.” ASC Subtopic 730-10 requires that research and development costs generally be expensed as incurred. The majority of the Company’s research

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and development costs are incurred in developing, reviewing and enhancing the methodologies and data models offered within its product portfolio by monitoring investment trends and drivers globally, as well as analyzing product-specific needs in areas such as capitalization-weighted, factor and specialized indexes, and instrument valuation, risk modeling, portfolio construction, asset allocation and value-at-risk simulation.

The Company applies the provisions of ASC Subtopic 350-40, “Internal Use Software,” and accounts for the cost of computer software developed for internal use by capitalizing qualifying costs, which are substantially incurred during the application development stage. The amounts capitalized include external direct costs of services used in developing internal-use software and payroll and payroll-related costs of employees directly associated with the development activities. Additionally, costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements provide additional functionality to the software.

For the year ended December 31, 2015, the Company capitalized $8.6 million of costs related to software developed for internal use and reversed $3.4 million of previously capitalized costs associated with the termination of a technology project in the Analytics segment. As a result, $5.2 million was the net amount capitalized in the Consolidated Statement of Financial Condition for the year ended December 31, 2015.

For the year ended December 31, 2014, the Company capitalized $8.3 million of costs related to software developed for internal use and reversed $1.0 million of previously capitalized costs associated with the termination of a technology project in the Analytics segment. As a result, $7.3 million was the net amount capitalized in the Consolidated Statement of Financial Condition for the year ended December 31, 2014.

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

The Company regularly evaluates the likelihood of additional assessments in each of the taxing jurisdictions in which it is required to file income tax returns. The Company has recorded additional tax expense related to open tax years, which the Company’s management believes is adequate in relation to the potential for assessments. These amounts have been recorded in “Other non-current liabilities” on the Consolidated Statement of Financial Condition. The Company’s management believes the resolution of tax matters will not have a material effect on the Company’s consolidated financial condition. However, to the extent the Company is required to pay amounts in excess of its reserves, a resolution could have a material impact on its Consolidated Statement of Income for a particular future period. In addition, an unfavorable tax settlement could require use of cash and result in an increase in the effective tax rate in the period in which such resolution occurs.

As of December 31, 2015, the Company elected to change its policy prospectively regarding the classification of deferred tax assets and liabilities and related valuation allowance on the Company’s Consolidated Statements of Financial Condition. To comply with the amendments in ASU 2015-17 (see Note 2, “Recent Accounting Standards Updates” for further information), the Company will classify all deferred tax assets and liabilities as noncurrent. Prior periods were not retrospectively adjusted for the change in accounting principle.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events and circumstances exist. The testing for impairment is performed at the reporting unit level. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of impairment. Additionally, if the book value of a reporting unit is zero or a negative value and it is determined that it is more likely than not that the goodwill is impaired, further analysis is required. As the estimated fair value of the Company’s reporting units exceeded their respective book value on the testing dates, no impairment of goodwill was recorded during the years ended December 31, 2015, 2014 and 2013.

The Company changed its reportable segments during the year ended December 31, 2015. Simultaneously, segment reporting and goodwill reporting units were updated in connection with this change. The Company reallocated its goodwill to its reporting units using a relative fair value allocation approach in accordance with applicable accounting guidance. The Company’s reporting units are the same as its operating segments. See Note 13, “Segment Information” for further information about MSCI’s operating segments.

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

Foreign Currency Translation

Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at year-end exchange rates, and income statement accounts are translated at weighted average exchange rates for the year. Gains or losses resulting from translating foreign currency financial statements, net of related tax effects, are reflected in accumulated other comprehensive loss, a separate component of shareholders’ equity. Gains or losses resulting from foreign currency transactions incurred in currencies other than the local functional currency are included in non-operating “Other expense (income)” on the Consolidated Statement of Income.

Derivative Instruments

The Company applies ASC Subtopic 815-10, “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company may use interest rate swaps

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company manages foreign currency exchange rate risk through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with assets and liabilities that are denominated in certain foreign currencies. Derivative instruments that do not qualify for hedge accounting are carried at fair value on the Consolidated Statement of Financial Condition with gains and losses recorded in the Consolidated Statement of Income in the period in which they are realized.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and fixtures and computer and communications equipment are amortized using the straight-line method over the estimated useful life of the asset. Estimates of useful lives are as follows: furniture & fixtures – seven years; and, computer and related equipment – two to five years. Leasehold improvements are amortized on a straight-line basis over one to 21 years, which represents the lesser of the estimated useful life of the asset or, where applicable, the remaining term of the lease.

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

Allowance for Doubtful Accounts

The Company primarily licenses its products and services to institutional investors mainly in the United States, Europe and Asia (primarily Hong Kong and Japan). The Company periodically reviews receivable balances and maintains an allowance on customer accounts where estimated losses may result from the inability of its customers to make required payments. The Company does not require collateral.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An allowance for doubtful accounts is recorded when it is probable and estimable that a receivable will not be collected. Changes in the allowance for doubtful accounts from December 31, 2012 to December 31, 2015 were as follows:

Amount
(in thousands)
Balance as of December 31, 2012	$964
Addition to provision	876
Amounts written off, net of recoveries	(560)

Balance as of December 31, 2013	$1,280
Addition to provision	452
Amounts written off, net of recoveries	(875)

Balance as of December 31, 2014	$857
Addition to provision	940
Amounts written off, net of recoveries	(680)

Balance as of December 31, 2015	$1,117

Accrued Compensation

The Company makes significant estimates in determining its accrued non-stock based compensation and benefits expenses. A significant portion of the Company’s employee incentive compensation programs are discretionary. Each year end, the Company determines the amount of discretionary cash bonus expense. The Company also reviews compensation and benefits expenses throughout the year to determine how overall performance compares to management’s expectations. These and other factors, including historical performance, are taken into account in accruing discretionary cash compensation estimates quarterly.

Concentrations

For the years ended December 31, 2015 and 2014, BlackRock, Inc. accounted for 10.3% and 10.6%, respectively, of the Company’s consolidated operating revenues. For the year ended December 31, 2013, no single customer accounted for 10.0% or more of the Company’s consolidated operating revenues. For the years ended December 31, 2015, 2014 and 2013, BlackRock, Inc. accounted for 19.2%, 20.1% and 18.6%, respectively, of the Index segment operating revenues. No single customer accounted for 10.0% or more of revenues within the Analytics and All Other segments for the years ended December 31, 2015, 2014 and 2013.

2. RECENT ACCOUNTING STANDARDS UPDATES

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” or ASU 2014-08. The amendments in this update change the requirements for reporting discontinued operations under ASC Subtopic 205-20, “Presentation of Financial Statements—Discontinued Operations,” such as limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments in this update also require expanded disclosures in order to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. Further, the amendments require an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

new guidance is to be applied prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. The adoption of ASU 2014-08 did not have a material effect on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” or ASU 2014-09. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Companies have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” or ASU 2015-14. The amendments in ASU 2015-14 defer the effective date of the new revenue standard by one year by changing the effective date to be for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 from December 15, 2016, with early adoption at the prior date permitted. The Company is continuing to evaluate the potential impact that the update will have on its consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” or ASU 2015-01. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, a company will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were recognized and presented as a deferred charge (that is, an asset). The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The Company early adopted ASU 2015-03 retrospectively during the year ended December 31, 2015. As a result of the retrospective adoption, the Company reclassified unamortized deferred financing fees of $1.2 million from “Prepaid and other assets” and $10.4 million from “Other non-current assets” as of December 31, 2014 to be a reduction in “Long-term debt” on the Consolidated Statement of Financial Condition. Adoption of this standard only resulted in the reclassification of items on the Consolidated Statement of Financial Condition and did not impact results of operations, retained earnings or cash flows in the current or previous interim and annual reporting periods.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software,” or ASU 2015-05. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impact of the adoption of ASU 2015-05, but does not expect the adoption to have a material effect on its consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” or ASU 2015-15. ASU 2015-15 adds clarity from the SEC’s perspective on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The Company’s adoption of ASU 2015-15 did not have a material impact on its consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations,” or ASU 2015-16. ASU 2015-16 simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to account for adjustments retrospectively. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impact of the adoption of ASU 2015-16, but does not expect the adoption to have a material effect on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” or ASU 2015-17. ASU 2015-17 simplifies the presentation of deferred income taxes by classifying current and noncurrent deferred tax assets and liabilities as noncurrent on the Consolidated Statement of Financial Condition. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016, with early adoption permitted. The Company early adopted ASU 2015-17 prospectively for the year ended December 31, 2015. Prior periods have not been changed to reflect these change in classifications, Adoption of this standard only resulted in the reclassification of items on the Consolidated Statement of Financial Condition and did not impact results of operations, retained earnings or cash flows in the current or previous interim and annual reporting periods.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10),”or ASU 2016-01. Changes primarily impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. The adoption of ASU 2016-01 is not expected to have a material effect on the Company’s consolidated financial statements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DISPOSITIONS AND DISCONTINUED OPERATIONS

Disposition of CFRA

On March 31, 2013, MSCI completed the sale of its CFRA product line. The value of the disposed assets and liabilities and the resulting gain on disposal were not material to the Company.

Disposition of ISS

On March 17, 2014, MSCI entered into a definitive agreement to sell ISS. The results of operations from ISS and the CFRA product line are reflected in “Income (loss) from discontinued operations, net of income taxes” in the Consolidated Statements of Income.

The sale of ISS was completed on April 30, 2014 for $367.4 million. The value of the assets and liabilities of ISS that were disposed, directly attributable transaction costs and the resulting gain on disposal that has been reported in “Income (loss) from discontinued operations, net of income taxes” for the year ended December 31, 2014 are as follows:

Amount (in thousands)
Cash proceeds	$367,355
Less: Initial working capital adjustments	(311)

Total proceeds	367,044
Less assets sold and liabilities relieved resulting from disposal:
Cash and cash equivalents	(4,544)
Accounts receivable	(15,765)
Deferred taxes (current)	(3,174)
Prepaid taxes	(617)
Prepaid and other assets	(4,500)
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $4,213)	(8,544)
Goodwill	(254,233)
Intangible assets (net of accumulated amortization of $50,283)	(121,269)
Other non-current assets	(1,645)
Accounts payable	574
Accrued compensation and related benefits	6,783
Other accrued liabilities	4,034
Deferred revenue	51,767
Deferred taxes (non-current)	59,129
Other non-current liabilities	5,576
Other comprehensive income including currency translation adjustments and pension and other post-retirement adjustments	4,004

Net assets sold	(282,424)
Less: Transaction costs	(5,946)

Gain on sale of ISS	$78,674

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income (loss) from discontinued operations. Amounts associated with discontinued operations reflected in the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Revenue from discontinued operations	$—	$43,122	$122,303

Income (loss) from discontinued operations before provision (benefit) for income taxes	$—	$86,230	$32,793
Provision for income taxes	6,390	1,059	10,146

Income (loss) from discontinued operations, net of income taxes	$(6,390)	$85,171	$22,647

The year ended December 31, 2015 reflects the impact of out-of-period income tax charges associated with the tax obligations triggered upon the sale of ISS.

4. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As required by ASC Subtopic 220-10, “Comprehensive Income—Overall,” the following table presents the amounts reclassified from accumulated other comprehensive income (loss) by the respective line item in the Consolidated Statement of Income:

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)(1)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Unaudited Condensed Consolidated Statements of Income
	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Unrealized losses on cash flow hedges
Interest rate contracts	$—	$—	$(1,364)		Interest expense
	—	—	524		Income tax benefit

	$—	$—	$(840)		Net of tax

Unrealized gains on available-for-sale securities
Short-term investments	$—	$—	$5
	—	—	(2)		Provision for income taxes

	$—	$—	$3		Net of tax

Defined benefit pension plans
Amount recognized as a component of net periodic benefit expense for curtailments and settlements	$(563)	$(104)	$(32	)(2)
	153	(15)	6	(3)	Provision for income taxes

	$(410)	$(119	$(26	)(4)	Net of tax

Foreign currency translation adjustment	$—	$4,184	$—	(5)

Total reclassifications for the period, net of tax	$(410)	$4,065	$(863)

(1)	Amounts in parentheses indicate expenses or losses moved to the Consolidated Statements of Income.
(2)	Includes $(186,000) for the year ended December 31, 2014 that was reclassified to “Income (loss) from discontinued operations, net of taxes” as part of the gain on the disposition of ISS.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Includes $6,000 for the year ended December 31, 2014 that was reclassified to “Income (loss) from discontinued operations, net of taxes” as part of the gain on the disposition of ISS.
(4)	Includes $(180,000) for the year ended December 31, 2014 that was reclassified to “Income (loss) from discontinued operations, net of taxes” as part of the gain on the disposition of ISS.
(5)	This accumulated other comprehensive income component for the year ended December 31, 2014 was reclassified to “Income (loss) from discontinued operations, net of taxes” as part of the gain on the disposition of ISS.

5. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 3,778, 78,260 and 26,407, anti-dilutive securities excluded from the calculation of diluted EPS for the years ended December 31, 2015, 2014 and 2013, respectively, because of their anti-dilutive effect.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Years Ended
(in thousands, except per share data)	December 31, 2015	December 31 2014	December 31 2013
Income from continuing operations, net of income taxes	$230,038	$198,942	$199,910
Income (loss) from discontinued operations, net of income taxes	(6,390)	85,171	22,647

Net income	$223,648	$284,113	$222,557
Less: Allocations of earnings to unvested restricted stock units (1)	—	(368)	(633)

Earnings available to MSCI common shareholders	$223,648	$283,745	$221,924

Basic weighted average common shares outstanding	109,124	115,737	120,100

Effect of dilutive securities:
Stock options and restricted stock units	802	969	974

Diluted weighted average common shares outstanding	109,926	116,706	121,074

Earnings per basic common share from continuing operations	$2.11	$1.72	$1.66
Earnings per basic common share from discontinued operations	(0.06)	0.73	0.19

Earnings per basic common share	$2.05	$2.45	$1.85

Earnings per diluted common share from continuing operations	$2.09	$1.70	$1.64
Earnings per diluted common share from discontinued operations	(0.06)	0.73	0.19

Earnings per diluted common share	$2.03	$2.43	$1.83

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Restricted stock units granted to employees prior to 2013 and restricted stock units granted to independent directors of the Company prior to April 30, 2015 had a right to participate in all of the earnings of the Company in the computation of basic EPS and, therefore, these restricted stock units were not included as incremental shares in the diluted EPS computation.

6. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $26.5 million, $27.0 million and $24.2 million, respectively.

Future minimum commitments for the Company’s operating leases in place as of December 31, 2015 are as follows:

Years Ending December 31,	Amount
(in thousands)
2016	$28,170
2017	26,416
2018	25,064
2019	20,369
2020	17,863
Thereafter	148,074

Total	$265,956

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

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Interest payments attributable to the 2024 Senior Notes are due on May 15 and November 15 of each year. The first interest payment was made on May 15, 2015. The Company paid $41.4 million of interest attributable to the 2024 Senior Notes during the year ended December 31, 2015. Interest payments attributable to the 2025 Senior Notes are due on February 15 and August 15 of each year. The first interest payment was made on February 16, 2016.

Long-term debt at December 31, 2015 was $1,579.4 million, net of $20.6 million in deferred financing fees. Long-term debt at December 31, 2014 was $788.4 million, net of $11.6 million in deferred financing fees. See Note 2, “Recent Accounting Standards Updates,” for further information on the presentation of debt issuance costs in the Consolidated Statements of Financial Condition.

In connection with the closing of the 2024 Senior Notes and 2025 Senior Notes offerings and entering into the 2014 Revolving Credit Agreement, the Company paid certain fees which, together with the existing fees

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to prior credit facilities, are being amortized over the life of the 2024 Senior Notes, 2025 Senior Notes and the 2014 Revolving Credit Agreement. At December 31, 2015, $23.0 million of the deferred financing fees remain unamortized, $0.6 million of which is included in “Prepaid and other assets,” $1.8 million of which is included in “Other non-current assets” and $20.6 million of which is grouped and presented as part of “Long-term debt” on the Consolidated Statements of Financial Condition.

During the years ended December 31, 2015, 2014 and 2013, the Company amortized $2.1 million, $7.7 million, and $3.3 million of deferred financing fees in interest expense, respectively. There was no unamortized debt discount outstanding as of December 31, 2015 and 2014. Approximately $2.2 million and $1.1 million of debt discount was amortized in interest expense during the years ended December 31, 2014 and 2013, respectively.

At December 31, 2015 and 2014, the fair market value of the Company’s debt obligations were $1,638.0 million and $831.0 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value and represents Level 2 valuations, which are based on one or more quoted prices in markets that are not considered to be active or for which all significant inputs are observable, either directly or indirectly. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

Derivatives and Hedging Activities. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company had previously entered into derivative financial instruments to manage exposures that arose from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, and may do so again in the future. The Company’s derivative financial instruments were used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

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

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s economic exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2015, the Company had outstanding foreign currency forwards with a notional amount of $25.0 million that were not designated as hedges in qualifying hedging relationships.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Consolidated Statements of Financial Condition:

	Consolidated Statements of Financial Condition Location	As of
(in thousands)		December 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Asset derivatives:
Foreign exchange contracts	Prepaid and other assets	$640	$—
Liability derivatives:
Foreign exchange contracts	Other accrued liabilities	$(2)	$(243)

The following tables present the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivatives (Effective Portion) for the Years Ended December 31,			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion) for the Years Ended December 31,			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Years Ended December 31,
(in thousands)	2015	2014	2013		2015	2014	2013		2015	2014	2013
Interest rate swaps	$—	$—	$—	Interest expense	$—	$—	$(1,364)	Interest expense	$—	$—	$—

Derivatives Not Designated as Hedging Instruments (in thousands)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives for the Years Ended
		December 31, 2015	December 31, 2014	December 31, 2013
Foreign exchange contracts	Other expense (income)	$366	$(834)	$(139)

Gain on sale of investment

During the year ended December 31, 2015, MSCI sold an investment accounted for under the cost method and recognized a $6.3 million gain which is included within the “Other expense (income), net” in the Consolidated Statements of Income.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at December 31, 2015 and 2014 consisted of the following:

		As of
Type	Estimated Useful Lives	December 31, 2015	December 31, 2014
		(in thousands)
Computer & related equipment	2 to 5 years	$143,499	$118,537
Furniture & fixtures	7 years	9,870	9,569
Leasehold improvements	1 to 21 years	47,579	49,756
Work-in-process	—	12,658	9,020

Subtotal		213,606	186,882
Accumulated depreciation and amortization		(114,680)	(92,808)

Property, equipment and leasehold improvements, net		$98,926	$94,074

Depreciation and amortization expense of property, equipment and leasehold improvements was $30.9 million, $25.7 million and $20.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill.

The change to the Company’s goodwill was as follows:

(in thousands)	Goodwill
Goodwill at December 31, 2013	$1,813,164
Changes to goodwill (1)	(244,299)
Foreign exchange translation adjustment	(3,961)

Goodwill at December 31, 2014	$1,564,904
Changes to goodwill (2)	4,202
Foreign exchange translation adjustment	(3,485)

Goodwill at December 31, 2015 (3)	$1,565,621

(1)	Changes to goodwill reflect the disposition and addition of goodwill associated with the sale of ISS, which removed $254.2 million, and the acquisition of GMI Ratings, which contributed $9.9 million. See Note 3, “Dispositions and Discontinued Operations,” and Note 12, “Acquisitions,” for additional information.
(2)	Changes to goodwill reflect the addition of $4.2 million of goodwill associated with the acquisition of Insignis. See Note 12, “Acquisitions,” for additional information.
(3)	At December 31, 2015, the goodwill assigned to the Index, Analytics and All Other reportable segments was $1,210.4 million, $302.5 million and $52.7 million, respectively.

Intangible Assets.

Amortization expense related to intangible assets for the years ended December 31, 2015, 2014 and 2013, was $46.9 million, $45.9 million and $44.8 million, respectively.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets were as follows:

	Estimated Useful Lives	As of
(in thousands)		December 31, 2015	December 31, 2014(1)
Gross intangible assets:
Customer relationships	5 to 21 years	$361,746	$360,835
Trademarks/trade names	5 to 21.5 years	223,382	223,382
Technology/software	3 to 8.5 years	199,889	193,681
Proprietary data	13 years	28,627	28,627
Covenant not to compete	2 years	1,225	900

Subtotal		814,869	807,425
Foreign exchange translation adjustment		(4,867)	(1,588)

Total gross intangible assets		$810,002	$805,837

Accumulated amortization:
Customer relationships		$(143,325)	$(119,058)
Trademarks/trade names		(93,476)	(81,545)
Technology/software		(175,209)	(167,083)
Proprietary data		(6,698)	(4,589)
Covenant not to compete		(665)	(187)

Subtotal		(419,373)	(372,462)
Foreign exchange translation adjustment		861	253

Total accumulated amortization		$(418,512)	$(372,209)

Net intangible assets:
Customer relationships		$218,421	$241,777
Trademarks/trade names		129,906	141,837
Technology/software		24,680	26,598
Proprietary data		21,929	24,038
Covenant not to compete		560	713

Subtotal		395,496	434,963
Foreign exchange translation adjustment		(4,006)	(1,335)

Total net intangible assets		$391,490	$433,628

(1)	Intangible assets and the associated accumulated amortization as of December 31, 2014 reflect the disposition and addition of intangible assets associated with the sale of ISS and acquisition of GMI Ratings, respectively. See Note 3, “Dispositions and Discontinued Operations,” and Note 12, “Acquisitions,” for additional information.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense for succeeding years is presented below:

For the Years Ending December 31,	Amortization Expense
(in thousands)
2016	$47,965
2017	43,097
2018	39,863
2019	37,853
2020	36,106
Thereafter	186,606

Total	$391,490

9. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. For the years ended December 31, 2015, 2014 and 2013, costs relating to 401(k), pension and post-retirement benefit expenses were $23.1 million, $22.2 million and $18.2 million, respectively. Amounts included in cost of revenues for the years ended December 31, 2015, 2014 and 2013 were $10.7 million, $9.9 million and $8.4 million, respectively. Amounts included in selling and marketing for the years ended December 31, 2015, 2014 and 2013 were $6.8 million, $7.2 million and $5.6 million, respectively. Amounts included in research and development for the years ended December 31, 2015, 2014 and 2013 were $4.0 million, $3.7 million and $3.0 million, respectively. Amounts included in general and administrative for the years ended December 31, 2015, 2014 and 2013 were $1.6 million, $1.3 million and $1.2 million, respectively.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions, which are subject to vesting and certain other limitations. The Company’s expenses associated with the 401(k) plan and other defined contribution plans for the years ended December 31, 2015, 2014 and 2013 were $18.4 million, $19.3 million and $15.7 million, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense incurred by the Company related to defined benefit pension plans was $4.7 million, $2.8 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company uses a measurement date of December 31 to calculate obligations under its pension and postretirement plans. As of December 31, 2015 and 2014, the Company carried a $17.1 million and $16.7 million, respectively, net liability in other non-current liabilities on its Consolidated Statement of Financial Condition related to its future pension obligations. The fair value of the defined benefit plan assets were $16.4 million and $14.3 million at December 31, 2015 and 2014, respectively.

10. SHAREHOLDERS’ EQUITY

The following note reflects the share repurchases and related activity as well as share-based compensation activity recognized by the Company, including the amounts recognized in both continuing operations and discontinued operations for all periods referenced.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 4, 2014, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock, which was increased to $850.0 million on September 17, 2014 (the “2014 Repurchase Program”). On October 14, 2015, the Company exhausted the $850.0 million share repurchase authorization under the 2014 Repurchase Program.

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

On June 2, 2015, the Company began purchasing shares of its common stock on the open market in accordance with SEC Rule 10b5-1. Through December 31, 2015, the Company paid $670.8 million to receive approximately 10.7 million shares on the open market as part of both the 2014 Repurchase Program and the 2015 Repurchase Program.

Pursuant to the 2014 Repurchase Program and the 2015 Repurchase Program, as of December 31, 2015 the Company purchased a total of 16.4 million shares for an average purchase price of $59.22 per share.

Since the announcement of the September 2014 $1.0 billion capital return plan and through December 31, 2015, approximately $1.1 billion was returned through share repurchases and cash dividends and a total of $1.4 billion was returned to shareholders since 2012.

The following table presents cash dividends declared and distributed per common share for the periods indicated:

	Dividends Per Share	Amount (in thousands)
2014:
Fourth quarter	$0.18	$20,393

2015:
First quarter	$0.18	$20,411
Second quarter	0.18	20,442
Third quarter	0.22	24,152
Fourth quarter	0.22	22,792

Total cash dividends declared and distributed	$0.80	$87,797

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased for the periods indicated:

	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Balance At December 31, 2012	124,033,980	(3,919,394)	120,114,586
Common stock issued and exercise of stock options	1,517,381	—	1,517,381
Shares received for taxes and exercise price of stock awards	—	(352,086)	(352,086)
Shares received under stock repurchase programs	—	(3,197,371)	(3,197,371)
Stock issued to Directors and held in Treasury	3,907	(3,306)	601

Balance At December 31, 2013	125,555,268	(7,472,157)	118,083,111
Dividend payable/paid	99	(99)	—
Common stock issued and exercise of stock options	1,076,751	—	1,076,751
Shares received for taxes and exercise price of stock awards	—	(233,163)	(233,163)
Shares received under stock repurchase programs	—	(6,856,866)	(6,856,866)
Stock issued to Directors and held in Treasury	5,272	(2,636)	2,636

Balance At December 31, 2014	126,637,390	(14,564,921)	112,072,469
Dividend payable/paid	802	(385)	417
Common stock issued and exercise of stock options	1,558,965	—	1,558,965
Shares received for taxes and exercise price of stock awards	—	(763,558)	(763,558)
Shares received under stock repurchase programs	—	(11,856,169)	(11,856,169)
Stock issued to Directors and held in Treasury	3,032	(2,008)	1,024

Balance At December 31, 2015	128,200,189	(27,187,041)	101,013,148

Shared-Based Compensation. The Company regularly issues share-based compensation to its employees and directors who were not employees of the Company. The accounting guidance for share-based compensation requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures.

In February 2016, the Company granted a portion of its employees with awards in the form of RSUs and MSUs. The total number of units granted was 711,329. The aggregate fair value of the awards was $42.5 million, of which approximately $9.8 million had been expensed in the year ended December 31, 2015 in relation to awards granted to retirement eligible employees under the award terms. A portion of the awards granted consisted of RSUs vesting over a three-year period, with one-third vesting on each anniversary of the grant in

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017, 2018 and 2019. A smaller portion of the awards granted consisted of MSUs that will time-vest over a three year period and are subject to the achievement of the applicable absolute total shareholder return compounded annual growth rate and relative total shareholder return compounded annual growth rate performance metrics measured over a minimum three-year performance period. The performance period may also be extended for an additional period of six months only in the event that both of the performance metrics achieved by the Company are below specified threshold performance levels.

Certain MSU awards were also granted under an equity compensation plan that was approved by the Board, but remains subject to shareholder approval. As a result, these awards are not considered to have been granted in accordance with ASC Subtopic 718-10. If the plan is approved, the fair value of the target number of shares underlying such awards will be determined as of the grant date, which will coincide with shareholder approval of the equity compensation plan. These awards are subject to achievement of the same performance metrics as those for the MSUs granted in February 2016 and will vest at the same time.

For a small group of awards granted by the Company, all or a portion of the award may be cancelled in certain limited situations, including termination for cause, if employment is terminated before the end of the relevant restriction period. For the remainder of the awards granted by the Company, all or a portion of the award may be cancelled if employment is terminated for certain reasons before the end of the relevant restriction period for non-retirement-eligible employees.

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

The components of share-based compensation expense related to the awards to Company employees and directors who are not employees of the Company of restricted stock units and restricted stock awards (representing shares of common stock) and options to purchase shares of common stock, as applicable, are presented below:

(in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013

Deferred stock	$27,549	$25,830	$23,910
Stock options	(73)	1,201	1,643

Total	$27,476	$27,031	$25,553

The following table presents the amount of share-based compensation expense by category for the periods indicated:

(in thousands)	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013

Cost of revenues	$6,909	$7,187	$7,490
Selling and marketing	6,564	7,296	5,721
Research and development	2,823	3,128	2,283
General and administrative	11,180	8,005	7,277

Total share-based compensation expense	$27,476	$25,616	$22,771

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was no share-based compensation expense included in income (loss) from discontinued operations, net of income taxes for the year ended December 31, 2015. The amount included in income (loss) from discontinued operations, net of income taxes for the years ended December 31, 2014 and 2013 was $1.4 million and $2.8 million, respectively.

The tax benefits for share-based compensation expense related to deferred stock and stock options granted to Company employees and to directors who are not employees of the Company were $15.3 million, $2.8 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, $14.5 million of compensation cost related to MSCI unvested share-based awards granted to the Company’s employees and to directors who are not employees of the Company had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will be recognized primarily over the next one to three years.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of common stock. As of December 31, 2015, 6.7 million shares of common stock were available for future grants under these plans.

Deferred Stock Awards. Certain Company employees have been granted deferred stock awards pursuant to a share-based compensation plan. The plan provides for the deferral of a portion of certain employees’ discretionary compensation with awards made in the form of RSUs, PSUs and restricted stock awards (together, the “Deferred Stock Awards”). Recipients of RSUs, restricted stock awards and PSUs granted prior to January 2014 generally have rights to receive dividend equivalents that are not subject to vesting. Recipients of RSUs and PSUs granted in January 2014 and thereafter generally have rights to receive dividend equivalents that are subject to vesting. The Company reports the target number of PSUs granted unless it has determined, based on the actual achievement of performance measures, that an employee will receive a different amount of shares underlying the PSUs, in which case the Company reports the amount of shares employees are likely to receive.

The following table presents activity concerning the Company’s vested and unvested deferred stock awards applicable to its employees (share data in thousands) for the period indicated:

For the Year Ended December 31, 2015	Number of Shares	Weighted Average Grant Date Fair Value
Vested and unvested deferred stock awards at December 31, 2014 (1)	1,213	$37.82
Granted	634	$55.20
Conversion to common stock	(640)	$36.55
Canceled	(132)	$47.47

Vested and unvested deferred stock awards at December 31, 2015	1,075	$47.70

(1)	As of December 31, 2015, 1,054 restricted stock units and restricted stock awards, with a weighted average price of $47.60, were vested or expected to vest.

The total fair value of Deferred Stock Awards held by the Company’s employees that converted to MSCI common stock during the years ended December 31, 2015, 2014 and 2013 was $34.1 million, $24.5 million and $28.2 million, respectively.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents activity concerning the Company’s unvested deferred stock awards related to its employees (share data in thousands):

For the Year Ended December 31, 2015	Number of Shares	Weighted Average Grant Date Fair Value
Unvested deferred stock awards at December 31, 2014	883	$37.99
Granted	499	$55.45
Vested	(453)	$37.18
Canceled	(129)	$47.81

Unvested deferred stock awards at December 31, 2015	800	$47.83

Unvested deferred stock awards expected to vest	779	$47.69

Stock Option Awards. No MSCI stock options were issued during the years ended December 31, 2015 and 2014. During the year ended December 31, 2013, the Company awarded stock options to certain of its employees. The award was valued using a Black-Scholes valuation model. The weighted average fair value of MSCI stock options issued by the Company in the year ended December 31, 2013 was $19.18 utilizing the following assumptions:

Assumptions
Risk free interest rate	1.87%
Expected option life in years	6.50
Expected stock price volatility	46.07%
Expected dividend yield	—

The expected stock price volatility assumption was determined using the historical volatility of the Company.

The following table presents activity concerning MSCI stock options granted to the Company’s employees for the year ended December 31, 2015 (option data and dollar values in thousands, except exercise price):

For the Year Ended December 31, 2015	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregated Intrinsic Value
Options outstanding at December 31, 2014	1,487	$22.69	3.76	N/A
Granted or assumed	—	$—	N/A	N/A
Forfeited	(63)	$40.14	N/A	N/A
Conversion to common stock	(939)	$20.97	N/A	N/A

Options outstanding at December 31, 2015	485	$23.77	2.40	$23,432

Options exercisable at December 31, 2015	435	$22.29	2.68	$21,669

Options vested or expected to vest	485	$23.77	2.40	$23,432

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information relating to the Company’s outstanding stock options as of December 31, 2015 (number of options outstanding and aggregate intrinsic value data in thousands):

As of December 31, 2015	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Aggregate Intrinsic Value
$9.92 to $16.48	55	$15.54	2.80	$3,109
$18.00	134	$18.00	1.87	$7,260
$20.45 to $24.11	153	$22.45	1.95	$7,581
$25.64 to $40.23	143	$33.75	3.23	$5,482

Total	485			$23,432

The following table presents information relating to the Company’s exercisable stock options as of December 31, 2015 (number of options outstanding and aggregate intrinsic value data in thousands):

As of December 31, 2015	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Aggregate Intrinsic Value
$9.92 to $16.48	55	$15.54	2.80	$3,109
$18.00	134	$18.00	1.87	$7,260
$20.45 to $24.11	153	$22.45	1.95	$7,581
$25.64 to $40.23	93	$32.18	2.31	$3,719

Total	435			$21,669

The intrinsic value of the stock options exercised by the Company’s employees during the years ended December 31, 2015, 2014 and 2013 was $37.3 million, $12.8 million and $13.9 million, respectively.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES

The provision for income taxes (benefits) by taxing jurisdiction consisted of:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Current
U.S. federal	$85,540	$84,959	$97,739
U.S. state and local	22,108	13,929	16,820
Non U.S.	22,156	18,505	18,270

	129,804	117,393	132,829

Deferred
U.S. federal	(10,546)	(2,606)	(14,362)
U.S. state and local	1,460	(3,356)	(3,802)
Non U.S.	(1,202)	(2,035)	(1,747)

	(10,288)	(7,997)	(19,911)

Provision for income taxes from continuing operations	$119,516	$109,396	$112,918

Provision for income taxes from discontinued operations	$6,390	$1,059	$10,146

The following table reconciles the provision to the U.S. federal statutory income tax rate for income from continuing operations:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
U.S. state and local income taxes, net of U.S. federal income tax benefits	4.44%	2.72%	3.05%
Change in tax rates applicable to non-U.S. earnings	(2.73%)	(1.88%)	(0.93%)
Domestic tax credits and incentives	(2.62%)	(0.86%)	(0.95%)
Other	0.10%	0.50%	(0.07%)

Effective income tax rate	34.19%	35.48%	36.10%

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014, were as follows:

	As of
	December 31, 2015	December 31, 2014
	(in thousands)
Deferred tax assets:
Employee compensation and benefit plans	$23,700	$24,765
Deferred rent	7,485	7,229
State taxes	—	2,322
Pension	2,030	2,494
Unearned revenue	1,555	1,117
Loss carryforwards – current	—	1,667
Loss carryforwards – non-current	33,389	34,249
Other	678	1,979

Subtotal	68,837	75,822
Less: valuation allowance	(21,052)	(21,232)

Total deferred tax assets	$47,785	$54,590

Deferred tax liabilities:
Intangible assets	$(138,832)	$(154,965)
Foreign currency translation	(352)	(629)
Property, equipment and leasehold improvements, net	(10,358)	(10,435)
Other	—	(246)

Total deferred tax liabilities	$(149,542)	$(166,275)

Net deferred tax liabilities	$(101,757)	$(111,685)

As presented in the table above, the Company has certain loss carryforward items. The tax value of the capital loss carryforward is $21.1 million which is set to expire in 2019. There is a full valuation allowance against this item. The tax value of the United States portion of the net operating loss carryforwards is $10.2 million which is subject to an annual limitation on utilization and will begin to expire in 2020.

The following table presents the components of income before provision for income taxes generated by domestic or foreign operations for the periods indicated:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Domestic	$282,764	$269,944	$276,549
Foreign (1)	66,790	38,394	36,279

Total income before provision for income taxes	$349,554	$308,338	$312,828

(1)	Foreign income before provision for income taxes is defined as income generated from operations located outside the U.S., which includes income from foreign branches of U.S. companies.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative earnings attributable to foreign subsidiaries were $224.8 million, $149.1 million and $188.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. No provisions for income tax that could occur upon repatriation have been recorded on these earnings which the Company intends to permanently reinvest abroad. At this time, it is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

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

The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2015, 2014 and 2013:

	Years Ended
Gross unrecognized tax benefits	December 31, 2015	December 31, 2014	December 31, 2013
(in thousands)
Beginning balance	$6,525	$7,089	$6,827
Increases based on tax positions related to the current period	536	292	194
Increases based on tax positions related to prior periods	2,131	1,969	2,690
Decreases based on tax positions related to prior periods	(500)	(346)	(2,474)
Increases/ (Decreases) related to settlements with taxing authorities	—	(1,652)	—
Increases/(Decreases) related to a lapse of applicable statute of limitations	—	(827)	(148)

Ending balance	$8,692	$6,525	$7,089

The total amount of unrecognized tax benefits was $7.8 million, net of federal benefit of state issues, competent authority and foreign tax credit offsets, as of December 31, 2015, which, if recognized, would favorably affect the effective tax rate in future periods. The Company recognizes the accrual of interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes in the Consolidated Statement of Income. For the year ended December 31, 2015, the Company recognized $0.3 million of interest in the Consolidated Statement of Income. No significant penalties were recognized in the Consolidated Statement of Income for the year ended December 31, 2015.

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

Acquisition of Insignis

On October 16, 2015, the Company completed the purchase of Insignis for $6.5 million through its subsidiary InvestorForce. Insignis is a financial data provider, including data on positions, transactions and complex instruments such as exchange-traded futures and options, OTC swaps and foreign exchange spot and forward contracts. Financial results for Insignis will be included within the Analytics segment from the time of acquisition.

As of December 31, 2015, the preliminary purchase price allocations for the Insignis acquisition were $4.2 million for goodwill, $2.2 million for identifiable intangible assets and $0.1 million for assets other than identifiable intangible assets.

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

The purchase price allocations for the GMI Ratings acquisition were $9.9 million for goodwill, $3.6 million for identifiable intangible assets, $6.7 million for assets other than identifiable intangible assets and $4.7 million for other liabilities.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SEGMENT INFORMATION

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or CODM, in deciding how to allocate resources and assess performance. MSCI’s Chief Executive Officer and Chief Operating Officer, who are considered to be its CODM, review financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

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

The Analytics operating segment consists of products and services used for portfolio construction, risk management and reporting. The products enable institutional investors to monitor, analyze and report on the risk and return of investments across a variety of asset classes. They are based on proprietary, integrated fundamental multi-factor risk models, value-at-risk methodologies, performance attribution frameworks and asset valuation models. In addition, the Analytics segment includes products that help investors value, model and hedge physical assets and derivatives across a number of market segments, including energy and commodity assets.

The ESG operating segment offers products institutional investors use for assessing risks and opportunities arising from environmental, social and governance issues. ESG tools are used to evaluate both individual securities and investment portfolios.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Real Estate operating segment is a provider of real estate performance analysis for funds, investors, managers, lenders and occupiers. It provides index products and offers services that include research, reporting and benchmarking.

The operating segments of ESG and Real Estate do not individually meet the segment reporting thresholds and have been combined and presented as part of All Other for disclosure purposes.

The following table presents operating revenue by reportable segment for the periods indicated:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Operating revenues
Index	$558,964	$503,892	$448,414
Analytics	433,424	414,085	397,203
All Other	82,625	78,703	67,747

Total	$1,075,013	$996,680	$913,364

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Index Adjusted EBITDA	$392,987	$349,685	$323,558
Analytics Adjusted EBITDA	95,468	72,173	97,806
All Other Adjusted EBITDA	(6,758)	(13,104)	(16,216)

Total operating segment profitability	481,697	408,754	405,148
Lease exit charge	—	—	(365)
Amortization of intangible assets	46,910	45,877	44,798
Depreciation and amortization of property, equipment and leasehold improvements	30,889	25,711	20,384

Operating income	403,898	337,166	340,331
Other expense (income), net	54,344	28,828	27,503
Provision for income taxes	119,516	109,396	112,918

Income from continuing operations	230,038	198,942	199,910
Income (loss) from discontinued operations, net of income taxes	(6,390)	85,171	22,647

Net income	$223,648	$284,113	$222,557

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Years Ended
(in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Revenues
Americas:
United States	$519,429	$471,145	$416,999
Other	41,552	37,189	34,547

Total Americas	560,981	508,334	451,546

Europe, the Middle East and Africa (“EMEA”):
United Kingdom	166,019	154,308	141,938
Other	215,192	209,893	202,664

Total EMEA	381,211	364,201	344,602

Asia & Australia:
Japan	45,371	46,642	46,752
Other	87,450	77,503	70,464

Total Asia & Australia	132,821	124,145	117,216

Total	$1,075,013	$996,680	$913,364

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
(in thousands)	December 31, 2015	December 31, 2014
Long-lived assets
Americas:
United States	$1,916,689	$1,944,433
Other	2,279	3,293

Total Americas	1,918,968	1,947,726

EMEA:
United Kingdom	110,261	120,781
Other	16,849	13,345

Total EMEA	127,110	134,126

Asia & Australia:
Japan	570	837
Other	9,389	9,917

Total Asia & Australia	9,959	10,754

Total	$2,056,037	$2,092,606

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. QUARTERLY RESULTS OF OPERATIONS (unaudited):

	2015				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Operating revenues	$262,769	$270,580	$268,771	$272,893	$239,688	$254,226	$251,661	$251,105

Cost of revenues	69,904	67,394	65,593	64,804	66,802	70,212	69,770	69,839
Selling and marketing	41,648	42,028	38,809	39,809	41,126	40,506	41,402	40,805
Research and development	23,189	20,807	15,548	17,776	17,465	17,374	19,021	17,235
General and administrative	20,377	22,080	19,960	23,590	17,692	20,240	19,516	18,921
Amortization of intangible assets	11,702	11,695	11,710	11,803	11,270	11,442	11,574	11,591
Depreciation and amortization of property, equipment and leasehold improvements	7,207	8,065	8,049	7,568	5,828	5,921	6,342	7,620

Total operating expenses	174,027	172,069	159,669	165,350	160,183	165,695	167,625	166,011

Operating income	88,742	98,511	109,102	107,543	79,505	88,531	84,036	85,094
Interest income	(204)	(185)	(285)	(492)	(156)	(192)	(277)	(226)
Interest expense (1)	11,108	11,116	17,267	22,896	5,059	5,366	5,604	15,791
Other expense (income)	178	164	(6,922)	(297)	1,071	(726)	(1,287)	(1,199)

Other expense (income), net	11,082	11,095	10,060	22,107	5,974	4,448	4,040	14,366

Income from continuing operations before provision for income taxes	77,660	87,416	99,042	85,436	73,531	84,083	79,996	70,728
Provision for income taxes	28,036	31,399	34,644	25,437	26,385	27,280	28,272	27,459

Income from continuing operations	49,624	56,017	64,398	59,999	47,146	56,803	51,724	43,269
Income (loss) from discontinued operations, net of income taxes	(5,797)	—	—	(593)	33,253	50,857	(10)	1,071

Net income	$43,827	$56,017	$64,398	$59,406	$80,399	$107,660	$51,714	$44,340

Earnings per basic common share
From continuing operations	$0.44	$0.50	$0.59	$0.59	$0.40	$0.48	$0.44	$0.38
From discontinued operations	(0.05)	—	—	(0.01)	0.28	0.44	—	0.01

Earnings per basic common share	$0.39	$0.50	$0.59	$0.58	$0.68	$0.92	$0.44	$0.39

Earnings per diluted common share
From continuing operations	$0.44	$0.50	$0.59	$0.58	$0.40	$0.48	$0.44	$0.38
From discontinued operations	(0.05)	—	—	(0.01)	0.28	0.43	—	0.01

Earnings per diluted common share	$0.39	$0.50	$0.59	$0.57	$0.68	$0.91	$0.44	$0.39

Weighted average shares outstanding used in computing per share data
Basic	112,520	112,143	108,773	102,837	117,582	116,702	116,251	112,299

Diluted	113,522	112,931	109,440	103,589	118,597	117,664	117,163	113,289

(1)	Increased interest expense during the fourth quarter of 2014 compared to the first three quarters of 2014 was primarily the result of the debt discount and deferred financing fees written off in connection with the 2024 Senior Notes offering and the 2014 Revolving Facility.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SUBSEQUENT EVENTS

On February 2, 2016, the Board of Directors of the Company declared a quarterly dividend of $0.22 per share of common stock to be paid on March 11, 2016 to shareholders of record as of the close of trading on February 19, 2016.

Subsequent to the year ended December 31, 2015 and through February 19, 2016, an additional 2.6 million shares of common stock were repurchased for a total value of $170.6 million.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation	10-Q	001-33812	3.1	5/4/2012

3.2	Amended and Restated By-laws	10-Q	001-33812	3.2	5/4/2012

4.1	Form of Senior Indenture	S-3	333-206232	4.1	8/7/2015

4.2	Form of Subordinated Indenture	S-3	333-206232	4.2	8/7/2015

4.3	Form of Common Stock Certificate	10-Q	001-33812	4.1	5/4/2012

4.4	Indenture, dated as of November 20, 2014, among MSCI Inc., each of the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	11/20/2014

4.5	Form of Note for MSCI Inc. 5.250% Senior Notes due November 15, 2024 (included in Exhibit 4.4)	8-K	001-33812	4.2	11/20/2014

4.6	Indenture, dated as of August 13, 2015, among MSCI Inc., each of the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	8/13/2015

4.7	Form of Note for MSCI Inc. 5.750% Senior Notes due August 13, 2025 (included in Exhibit 4.6)	8-K	001-33812	4.2	8/13/2015

10.1†	Index License Agreement for Funds, dated as of March 18, 2000, between Morgan Stanley Capital International and Barclays Global Investors, N.A.	10-K	001-33812	10.1	2/27/2015

10.2†	Amendment to Index License Agreement for Funds between Morgan Stanley Capital International and Barclays Global Investors, N.A.	10-K	001-33812	10.2	2/29/2012

10.3†	Letter Agreement to Amend MSCI-BGI Fund Index License Agreement, dated as of June 21, 2001, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.3	1/31/2011

10.4†	Addendum to the Index License Agreement for Funds, dated as of September 18, 2002, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.4	9/26/2007

10.5†	Amendment to the Index License Agreement for Funds, dated as of December 3, 2004, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.5	10/26/2007

10.6†	Amendment to the Index License Agreement for Funds, dated as of May 1, 2005, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.6	9/26/2007

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.7†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2006, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.7	10/26/2007

10.8	Amendment to Index License Agreement for Funds, dated as of June 5, 2007, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.8	1/31/2011

10.9	Amendment to Index License Agreement for Funds, dated as of November 7, 2008, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.9	2/29/2012

10.10†	Amendment to Index License Agreement for Funds, dated as of December 9, 2008, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.2	7/2/2010

10.11	Amendment to Index License Agreement for Funds, dated as of April 1, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.11	1/29/2010

10.12†	Amendment to Index License Agreement for Funds, dated as of May 21, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.3	7/2/2010

10.13	Amendment to Index License Agreement for Funds, dated as of September 30, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.4	7/2/2010

10.14	Amendment to Index License Agreement for Funds, dated as of October 6, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.14	1/29/2010

10.15†	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.). Replaces in its entirety the Amendment to Index License Agreement for Funds, dated as of October 27, 2009, between MSCI Inc. and Barclays Global Investors, N.A. filed as Exhibit 10.15 to Form 10-K (001-33812) filed with the SEC on February 29, 2012	10-K	001-33812	10.15	3/1/2013

10.16	Trademark License Agreement, dated as of March 18, 2002, between Morgan Stanley Dean Witter & Co. and Morgan Stanley Capital International Inc.	S-1	333-144975	10.9	9/26/2007

10.17	Amendment No. 1 to Trademark License Agreement, dated July 21, 2008, between Morgan Stanley and MSCI Inc.	10-Q	001-33812	10.6	10/6/2008

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.18	Intellectual Property Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.10	2/28/2008

10.19	Amendment No. 1 to Intellectual Property Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc.	10-Q	001-33812	10.4	10/6/2008

10.20	Services Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.11	2/28/2008

10.21	Amendment No. 1 to Services Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc.	10-Q	001-33812	10.5	10/6/2008

10.22	Letter Agreement to Services Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc.	8-K	001-33812	10.3	5/22/2009

10.23	Tax Sharing Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.12	2/28/2008

10.24	Shareholder Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.13	2/28/2008

10.25	Amended and Restated Shareholder Agreement, dated as of July 21, 2008, between Morgan Stanley and MSCI Inc.	10-Q	001-33812	10.3	10/6/2008

10.26	Asset Purchase Agreement, dated as of July 22, 2008, between MSCI Inc. and Morgan Stanley	10-Q	001-33812	10.7	10/6/2008

10.27	Separation Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc.	8-K	001-33812	10.1	5/22/2009

10.28	Employee Matters Agreement, dated as of May 22, 2009, between Morgan Stanley and MSCI Inc.	8-K	001-33812	10.2	5/22/2009

10.29*	MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan	10-K	001-33812	10.30	3/1/2013

10.30*	MSCI Independent Directors’ Equity Compensation Plan as amended and restated on January 12, 2011	10-K	001-33812	10.39	1/31/2011

10.31*	MSCI Inc. Performance Formula and Incentive Plan	Proxy	001-33812	Annex C	2/28/2008

10.32*	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options	10-K	001-33812	10.19	2/28/2008

10.33*	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. Independent Directors’ Equity Compensation Plan	10-K	001-33812	10.34	3/1/2013

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.34*	RiskMetrics Group, Inc. 2000 Stock Option Plan	S-8	333-165888	99.1	6/3/2010

10.35*	RiskMetrics Group, Inc. 2004 Stock Option Plan	S-8	333-165888	99.2	6/3/2010

10.36*	RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan	10-K	001-33812	10.38	3/1/2013

10.37*	Form of Performance Award Agreement for Restricted Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.44	1/31/2011

10.38*	Form of Performance Award Agreement for Restricted Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.45	1/31/2011

10.39*	Form of Award Agreement for Restricted Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.46	1/31/2011

10.40*	Form of Award Agreement for Restricted Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.47	1/31/2011

10.41*	Form of Performance Award Agreement for Performance Stock Units for Employees under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.50	1/31/2011

10.42*	Form of Performance Award Agreement for Performance Stock Units for Named Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.51	1/31/2011

10.43*	Award Agreement for 2010 Price Vested Stock Option Award for the Chief Executive Officer under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.54	1/31/2011

10.44*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.46	3/1/2013

10.45*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.47	3/1/2013

10.46†	Amendment to Index License Agreement for Funds, dated as of December 15, 2009, between MSCI Inc. and Blackrock Institutional Trust Company, N.A.	10-K	001-33812	10.57	1/31/2011

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.47	Amendment to Index License Agreement for Funds, dated as of June 13, 2011, between MSCI Inc. and BlackRock Institutional Trust Company, N.A.	10-K	001-33812	10.58	2/29/2012

10.48	Amendment to Index License Agreement for Funds, dated as of May 20, 2010	10-K	001-33812	10.59	1/31/2011

10.49†	Schedule No. 11043 to the Master Index License Agreement for Index Based Funds, between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.), dated as of September 1, 2010	10-K	001-33812	10.60	1/31/2011

10.50†	Amendment to the Index License Agreement for Funds, dated as of November 19, 2010, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.50	2/27/2015

10.51	Amendment to the Index License Agreement for Funds, dated as of June 21, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)	10-K	001-33812	10.62	2/29/2012

10.52†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K/A	001-33812	10.63	7/20/2012

10.53†	Amendment to the Index License Agreement for Funds, dated as of August 23, 2011, by and between MSCI Inc. and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.53	2/27/2015

10.54	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)	10-K	001-33812	10.65	2/29/2012

10.55†	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.57	3/1/2013

10.56	Amendment to the Index License Agreement for Funds, dated as of December 16, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International, Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.67	2/29/2012

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.57	Agreement of Lease dated September 16, 2011, by and between 7 World Trade Center, LLC and MSCI Inc.	8-K	001-33812	10.1	9/22/2011

10.58*	Director Deferral Plan	10-Q	001-33812	10.1	8/5/2011

10.59*	Offer Letter, executed May 25, 2012, between MSCI Inc. and Robert Qutub	8-K	001-33812	10.1	5/30/2012

10.60*	Change of Employment Status and Release Agreement, executed August 2, 2012, between MSCI Inc. and David M. Obstler	10-Q	001-33812	10.2	8/3/2012

10.61	Fixed Dollar Capped Accelerated Share Repurchase Transaction, dated as of December 13, 2012, between MSCI Inc. and Morgan Stanley & Co. LLC	10-K	001-33812	10.65	3/1/2013

10.62†	Amendment to the Index License Agreement for Funds, dated as of February 16, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.66	2/28/2014

10.63†	Amendment to the Index License Agreement for Funds, dated as of April 9, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.63	2/27/2015

10.64†	Amendment to the Index License Agreement for Funds, dated as of June 1, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.68	3/1/2013

10.65†	Amendment to the Index License Agreement for Funds, dated as of August 17, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.69	3/1/2013

10.66†	Amendment to the Index License Agreement for Funds, dated as of August 20, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.70	2/28/2014

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.67†	Amendment to the Index License Agreement for Funds, dated as of November 6, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.71	2/28/2014

10.68†	Amendment to the Index License Agreement for Funds, dated as of November 15, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.72	3/1/2013

10.69†	Amendment to the Index License Agreement for Funds, dated as of February 21, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.73	2/28/2014

10.70†	Amendment to the Index License Agreement for Funds, dated as of March 20, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.74	2/28/2014

10.71†	Amendment to the Index License Agreement for Funds, dated as of September 11, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.71	2/27/2015

10.72†	Amendment to the Index License Agreement for Funds, dated as of December 10, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.72	2/27/2015

10.73†	Amendment to the Index License Agreement for Funds, dated as of December 16, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.72	2/27/2015

10.74*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.79	2/28/2014

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.75*	Form of Performance Award Agreement for Performance Stock Units for Chief Executive Officer under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.80	2/28/2014

10.76*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.81	2/28/2014

10.77*	Form of Award Agreement for Restricted Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.82	2/28/2014

10.78*	Form of Award Agreement for Restricted Stock Units for Chief Executive Officer under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.83	2/28/2014

10.79*	Form of Award Agreement for Restricted Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.84	2/28/2014

10.80*	Award Agreement for 2013 Non-Qualified Stock Option Award	10-K	001-33812	10.85	2/28/2014

10.81	Fixed Dollar Capped Accelerated Share Repurchase Transaction, dated as of August 1, 2013, between MSCI Inc. and Morgan Stanley & Co. LLC	10-Q	001-33812	10.1	11/1/2013

10.82†	Amendment to the Index License Agreement for Funds, dated as of January 23, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.82	2/27/2015

10.83†	Amendment to the Index License Agreement for Funds, dated as of January 23, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.83	2/27/2015

10.84	Stock Purchase Agreement, dated as of March 17, 2014, among MSCI Inc., RiskMetrics Group Holdings, LLC and VISS Acquisition Corp.	8-K	001-33812	2.1	4/20/2014

10.85†	Letter Agreement to amend the Amendment to the Index License Agreement for Funds, dated as of March 18, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.85	2/27/2015

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.86	Letter Agreement regarding a Fixed Dollar Capped Accelerated Share Repurchase Transaction, dated as of February 6, 2014, between MSCI Inc. and Morgan Stanley & Co. LLC	10-Q	001-33812	10.1	5/2/2014

10.87*	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. Independent Directors’ Equity Compensation Plan, as amended	10-Q	001-33812	10.2	5/2/2014

10.88*	Summary of Non-Employee Director Compensation	10-Q	001-33812	10.3	5/2/2014

10.89†	Amendment to the Index License Agreement for Funds, dated as of July 9, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.89	2/27/2015

10.90†	Amendment to the Index License Agreement for Funds, dated as of July 16, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.90	2/27/2015

10.91†	Amendment to the Index License Agreement for Funds, dated as of August 15, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.91	2/27/2015

10.92†	Amendment to the Index License Agreement for Funds, dated as of September 9, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.92	2/27/2015

10.93†	Amendment to the Index License Agreement for Funds, dated as of September 17, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.93	2/27/2015

10.94	Master and Supplemental Confirmations regarding Accelerated Stock Buyback, dated as of September 18, 2014, between MSCI Inc. and Goldman, Sachs & Co.	10-Q	001-33812	10.1	10/30/2014

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.95†	Amendment to the Index License Agreement for Funds, dated as of September 22, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.95	2/27/2015

10.96†	Amendment to the Index License Agreement for Funds, dated as of October 30, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

10.97	Revolving Credit Agreement, dated as of November 20, 2014, among MSCI Inc., as the Borrower, each of the Subsidiary Guarantors party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and L/C Issuer, the Lenders party thereto and J.P. Morgan Securities LLC, as Lead Arranger and Bookrunner	8-K	001-33812	10.1	11/20/2014

10.98	Cooperation Agreement, dated as of January 29, 2015	8-K	001-33812	99.1	1/30/2015

10.99*	Form of Award Agreement for Restricted Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.101	2/27/2015

10.100*	Form of Annual Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	Filed Herewith

10.101*	Form of Award Agreement for Restricted Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	Filed Herewith

10.102††	Amendment to the Index License Agreement for Funds, dated as of February 4, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

10.103††	Amendment to the Index License Agreement for Funds, dated as of February 25, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.104††	Letter Agreement (to amend the Amendment dated December 10, 2013) to the Index License Agreement for Funds, dated as of March 17, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.105††	Amendment to the Index License Agreement for Funds, dated as of April 20, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

10.106††	Amendment to the Index License Agreement for Funds, dated as of April 20, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

10.107*	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. Independent Directors’ Equity Compensation Plan, as amended	10-Q	001-33812	10.1	5/1/2015

10.108*	Change of Employment Status and Release Agreement for Roveen Bhansali	10-Q	001-33812	10.1	5/1/2015

10.109*	MSCI Inc. Change in Control Severance Plan	8-K	001-33812	10.1	5/29/2015

10.110††	Amendment (to amend the Amendment dated February 21, 2013) to the Index License Agreement for Funds, dated as of June 1, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

10.111††	Amendment to the Index License Agreement for Funds, dated as of June 1, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

10.112††	Amendment (to amend the Amendment dated November 6, 2012) to the Index License Agreement for Funds, dated as of June 4, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.113††	Amendment (to amend the Amendments dated January 23, 2014 and April 15, 2014) to the Index License Agreement for Funds, dated as of June 4, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

10.114*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-Q	001-33812	10.2	7/31/2015

10.115*	Form of Special Performance Award Agreement for Performance Stock Units under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-Q	001-33812	10.3	7/31/2015

10.116††	Amendment to the Index License Agreement for Funds, dated as of August 1, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

10.117††	Amendment (to amend the Amendment dated October 4, 2011) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

10.118††	Amendment (to amend the Amendment dated January 23, 2014) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

10.119††	Amendment (to amend the Amendment dated August 15, 2014) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

10.120††	Letter Agreement (to amend the Amendment dated August 15, 2014) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.121††	Letter Agreement (to amend the Amendment dated April 20, 2015) to the Index License Agreement for Funds, dated as of October 9, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.122††	Letter Agreement (to amend the Amendment dated December 10, 2013) to the Index License Agreement for Funds, dated as of December 17, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

10.123*	Transition and Release Agreement, dated as of February 10, 2016, by and between MSCI Inc. and Robert Qutub	Filed Herewith

10.124*	Form of Multi-Year EICP PSU Award Agreement	8-K	001-33812	10.1	2/12/2016

10.125*	Form of Multi-Year Omnibus PSU Award Agreement	8-K	001-33812	10.2	2/12/2016

10.126	Amendment (to amend the Amendment dated January 23, 2014) to the Index License Agreement for Funds, dated as of April 15, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	Filed Herewith

21.1	Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed Herewith

23.2	Consent of Deloitte & Touche LLP	Filed Herewith

24.1	Powers of Attorney (included as part of Signature Page)	Filed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished Herewith

101.INS	XBRL Instance Document.	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

*	Indicates a management compensation plan, contract or arrangement.
†	Confidential treatment has been granted for a portion of this exhibit.
††	Confidential treatment requested.