Form 10-Q
period 2016-03-31
MSCI Inc.
filed 2016-04-29
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 22, 2016, there were 96,501,685 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

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

MSCI Inc.’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer (the “CEO”) and its Chief Financial Officer. MSCI Inc. will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC on its website. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, MSCI Inc., 7 World Trade Center, 250 Greenwich Street, 49th Floor, New York, NY 10007; (212) 804-1583. The information on MSCI Inc.’s website is not incorporated by reference into this report or any other report filed or furnished by us with the SEC.

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

Other factors that could materially affect actual results, levels of activity, performance or achievements can be found in MSCI Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished with the SEC. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what MSCI Inc. projected. Any forward-looking statement in this report reflects MSCI Inc.’s current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to MSCI Inc.’s operations, results of operations, growth strategy and liquidity. MSCI Inc. assumes no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$445,014	$777,706
Accounts receivable (net of allowances of $1,247 and $1,117 at March 31, 2016 and December 31, 2015, respectively)	260,168	208,239
Prepaid income taxes	27,648	46,115
Prepaid and other assets	30,981	31,211

Total current assets	763,811	1,063,271
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $118,753 and $114,680 at March 31, 2016 and December 31, 2015, respectively)	96,007	98,926
Goodwill	1,564,186	1,565,621
Intangible assets (net of accumulated amortization of $430,060 and $418,512 at March 31, 2016 and December 31, 2015, respectively)	380,860	391,490
Non-current deferred tax assets	8,507	9,180
Other non-current assets	18,263	18,499

Total assets	$2,831,634	$3,146,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,514	$2,512
Accrued compensation and related benefits	45,198	116,619
Other accrued liabilities	61,886	61,433
Deferred revenue	359,870	317,552

Total current liabilities	468,468	498,116
Long-term debt	1,579,960	1,579,404
Deferred taxes	106,000	110,937
Other non-current liabilities	61,550	57,043

Total liabilities	2,215,978	2,245,500

Commitments and Contingencies (see Note 6 and Note 7)

Shareholders’ equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 128,789,695 and 128,200,189 common shares issued and 96,535,358 and 101,013,148 common shares outstanding at March 31, 2016 and December 31, 2015, respectively)	1,288	1,282
Treasury shares, at cost (32,254,337 and 27,187,041 common shares held at March 31, 2016 and December 31, 2015, respectively)	(1,742,417)	(1,395,695)
Additional paid in capital	1,195,740	1,173,183
Retained earnings	1,196,783	1,158,462
Accumulated other comprehensive loss	(35,738)	(35,745)

Total shareholders’ equity	615,656	901,487

Total liabilities and shareholders’ equity	$2,831,634	$3,146,987

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Operating revenues	$278,828	$262,769

Operating expenses:
Cost of revenues	63,172	69,904
Selling and marketing	41,689	41,648
Research and development	18,928	23,189
General and administrative	21,890	20,377
Amortization of intangible assets	11,840	11,702
Depreciation and amortization of property, equipment and leasehold improvements	8,168	7,207

Total operating expenses	165,687	174,027

Operating income	113,141	88,742

Interest income	(621)	(204)
Interest expense	22,904	11,108
Other expense (income)	81	178

Other expense (income), net	22,364	11,082

Income from continuing operations before provision for income taxes	90,777	77,660
Provision for income taxes	30,410	28,036

Income from continuing operations	60,367	49,624
Income (loss) from discontinued operations, net of income taxes	—	(5,797)

Net income	$60,367	$43,827

Earnings per basic common share:
Earnings per basic common share from continuing operations	$0.61	$0.44
Earnings per basic common share from discontinued operations	—	(0.05)

Earnings per basic common share	$0.61	$0.39

Earnings per diluted common share:
Earnings per diluted common share from continuing operations	$0.60	$0.44
Earnings per diluted common share from discontinued operations	—	(0.05)

Earnings per diluted common share	$0.60	$0.39

Weighted average shares outstanding used in computing earnings per share:
Basic	99,425	112,520

Diluted	99,998	113,522

Dividend declared per common share	$0.22	$0.18

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Net income	$60,367	$43,827

Other comprehensive (loss) income:
Foreign currency translation adjustments	304	(6,590)
Income tax effect	(67)	(132)

Foreign currency translation adjustments, net	237	(6,722)

Pension and other post-retirement adjustments	(313)	174
Income tax effect	82	(51)

Pension and other post-retirement adjustments, net	(231)	123

Other comprehensive (loss) income, net of tax	6	(6,599)

Comprehensive income	$60,373	$37,228

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Cash flows from operating activities
Net income	$60,367	$43,827
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	11,840	11,702
Stock-based compensation expense	7,080	7,350
Depreciation and amortization of property, equipment and leasehold improvements	8,168	7,207
Amortization of debt origination fees	709	446
Deferred taxes	(3,769)	3,433
Excess tax benefits from share-based compensation	(3,857)	(2,990)
Other non-cash adjustments	359	3,700
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(51,664)	(7,181)
Prepaid income taxes	22,246	15,533
Prepaid and other assets	270	(517)
Accounts payable	(1,006)	(1,681)
Accrued compensation and related benefits	(62,258)	(63,351)
Other accrued liabilities	(1,325)	11,331
Deferred revenue	42,039	34,717
Other	3,831	3,157

Net cash provided by operating activities	33,030	66,683

Cash flows from investing activities
Capital expenditures	(3,135)	(4,934)
Capitalized software development costs	(2,325)	(1,386)
Acquisitions, net of cash acquired	(60)	—

Net cash used in investing activities	(5,520)	(6,320)

Cash flows from financing activities
Repurchase of treasury shares	(346,715)	(10,352)
Proceeds from exercise of stock options	2,438	632
Excess tax benefits from stock-based compensation	3,857	2,990
Payment of dividends	(21,889)	(20,406)

Net cash used in financing activities	(362,309)	(27,136)

Effect of exchange rate changes	2,107	(4,275)

Net (decrease) increase in cash and cash equivalents	(332,692)	28,952
Cash and cash equivalents, beginning of period	777,706	508,799

Cash and cash equivalents, end of period	$445,014	$537,751

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,451	$161

Cash paid for income taxes	$11,242	$13,976

Supplemental disclosure of non-cash investing activities:
Property, equipment and leasehold improvements in other accrued liabilities	$5,077	$12,970

Supplemental disclosure of non-cash financing activities:
Cash dividends declared, but not yet paid	$157	$13

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

Income (loss) from discontinued operations, net of income taxes in the Unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2015 represents the impact of an out-of-period income tax charge associated with tax obligations triggered upon the sale of Institutional Shareholder Services Inc. (“ISS”), which was completed on April 30, 2014.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI Inc. and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of March 31, 2016 and December 31, 2015, the results of operations and comprehensive income for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited condensed consolidated financial statement information as of December 31, 2015 has been derived from the 2015 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Concentrations

No single customer represented 10.0% or more of the Company’s consolidated operating revenues for the three months ended March 31, 2016, while BlackRock, Inc. accounted for 10.1% of the Company’s consolidated operating revenues for the three months ended March 31, 2015. For the three months ended March 31, 2016 and 2015, BlackRock, Inc. accounted for 17.0% and 19.2% of the Index segment operating revenues, respectively. No single customer represented 10.0% or more of revenues within the Analytics and All Other segments for the three months ended March 31, 2016 and 2015.

2. RECENT ACCOUNTING STANDARDS UPDATES

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Companies have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” or ASU 2015-14. The amendments in ASU 2015-14 defer the effective date of the new revenue standard by one year by changing the effective date to be for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017 from December 15, 2016, with early adoption at the prior date permitted. The Company is continuing to evaluate the potential impact that the update will have on its condensed consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842),” or ASU 2016-02. The FASB issued ASU 2016-02 in order to increase the transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB amended the FASB Accounting Standards Codification and created Topic 842, Leases. ASU 2016-02 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 requires reporting organizations to take a modified retrospective transition approach (as opposed to a full retrospective transition approach). The Company is evaluating the potential impact that ASU 2016-02 will have on its condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net),” or ASU 2016-08. ASU 2016-08 does not change the core principle of current accounting guidance related to principle versus agent considerations, but rather intended to add clarification to the implementation guidance. ASU 2016-08 affects the guidance in Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is not yet effective. The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. The Company is evaluating the potential impact that the adoption of ASU 2016-08 will have on its condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” or ASU 2016-09. The FASB issued ASU 2016-09 as part of its Simplification Initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the potential impact that ASU 2016-09 will have on its condensed consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” or ASU 2016-10. The amendments in ASU 2016-10 clarify both the process for identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas included in Topic 606, which is not yet effective. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09, which is not yet effective. The Company is evaluating the potential impact that ASU 2016-10 will have on its condensed consolidated financial statements.

3. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were no stock options or restricted stock units excluded from the calculation of diluted EPS for both the three months ended March 31, 2016 and 2015 because of their anti-dilutive effect.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2016	2015
(in thousands, except per share data)
Income from continuing operations, net of income taxes	$60,367	$49,624
Income (loss) from discontinued operations, net of income taxes	—	(5,797)

Net income	60,367	43,827
Less: Allocations of earnings to unvested restricted stock units(1)	—	(17)

Earnings available to MSCI common shareholders	$60,367	$43,810

Basic weighted average common shares outstanding	99,425	112,520

Effect of dilutive securities:
Stock options and restricted stock units	573	1,002

Diluted weighted average common shares outstanding	99,998	113,522

Earnings per basic common share from continuing operations	$0.61	$0.44
Earnings per basic common share from discontinued operations	—	(0.05)

Earnings per basic common share	$0.61	$0.39

Earnings per diluted common share from continuing operations	$0.60	$0.44
Earnings per diluted common share from discontinued operations	—	(0.05)

Earnings per diluted common share	$0.60	$0.39

(1)	Restricted stock units granted to employees prior to 2013 and restricted stock units granted to independent directors of the Company prior to April 30, 2015 had a right to participate in all of the earnings of the Company in the computation of basic EPS and, therefore, these restricted stock units were not included as incremental shares in the diluted EPS computation.

4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at March 31, 2016 and December 31, 2015 consisted of the following:

	As of
Type	March 31, 2016	December 31, 2015
	(in thousands)
Computer & related equipment	$149,716	$143,499
Furniture & fixtures	10,304	9,870
Leasehold improvements	48,126	47,579
Work-in-process	6,614	12,658

Subtotal	214,760	213,606
Accumulated depreciation and amortization	(118,753)	(114,680)

Property, equipment and leasehold improvements, net	$96,007	$98,926

Depreciation and amortization expense of property, equipment and leasehold improvements was $8.2 million and $7.2 million for the three months ended March 31, 2016 and 2015, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by reportable segment:

	Index	Analytics	All Other	Total
(in thousands)
Goodwill at December 31, 2015	$1,210,366	$302,551	$52,704	$1,565,621
Changes to goodwill(1)	—	60	—	60
Foreign exchange translation adjustment	(923)	—	(572)	(1,495)

Goodwill at March 31, 2016	1,209,443	302,611	52,132	1,564,186

(1)	Changes to goodwill reflect the final working capital adjustment payment made during the three months ended March 31, 2016 to complete the acquisition of Insignis, Inc.

Intangible Assets

Amortization expense related to intangible assets for the three months ended March 31, 2016 and 2015 was $11.8 million and $11.7 million, respectively.

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets were as follows:

	As of
	March 31, 2016	December 31, 2015
Gross intangible assets:	(in thousands)
Customer relationships	$361,746	$361,746
Trademarks/trade names	223,382	223,382
Technology/software	202,203	199,889
Proprietary data	28,627	28,627
Covenant not to compete	1,225	1,225

Subtotal	817,183	814,869
Foreign exchange translation adjustment	(6,263)	(4,867)

Total gross intangible assets	$810,920	$810,002

Accumulated amortization:
Customer relationships	$(149,386)	$(143,325)
Trademarks/trade names	(96,354)	(93,476)
Technology/software	(177,462)	(175,209)
Proprietary data	(7,193)	(6,698)
Covenant not to compete	(818)	(665)

Subtotal	(431,213)	(419,373)
Foreign exchange translation adjustment	1,153	861

Total accumulated amortization	$(430,060)	$(418,512)

Net intangible assets:
Customer relationships	$212,360	$218,421
Trademarks/trade names	127,028	129,906
Technology/software	24,741	24,680
Proprietary data	21,434	21,929
Covenant not to compete	407	560

Subtotal	385,970	395,496
Foreign exchange translation adjustment	(5,110)	(4,006)

Total net intangible assets	$380,860	$391,490

The following table presents the estimated amortization expense for the remainder of 2016 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder 2016	$36,107
2017	43,493
2018	40,269
2019	38,227
2020	36,422
Thereafter	186,342

Total	$380,860

6. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended March 31, 2016 and 2015 was $6.1 million and $6.8 million, respectively.

Long-term debt. On November 20, 2014, the Company completed its first private offering of $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “2024 Senior Notes”) and also entered into a $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”) by and among the Company, as borrower, certain of its subsidiaries, as guarantors (the “subsidiary guarantors”), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Company used the net proceeds from the offering of the 2024 Senior Notes, together with cash on hand, to repay in full its then outstanding term loan indebtedness of $794.8 million.

On August 13, 2015, the Company completed its second private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2025 (the “2025 Senior Notes”). The $789.5 million of net proceeds from the offering of the 2025 Senior Notes were allocated for general corporate purposes.

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

Long-term debt at March 31, 2016 was $1,580 million, net of $20.0 million in deferred financing fees. Long-term debt at December 31, 2015 was $1,579.4 million, net of $20.6 million in deferred financing fees.

In connection with the closing of the 2024 Senior Notes and 2025 Senior Notes offerings and entering into the 2014 Revolving Credit Agreement, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over the related lives. At March 31, 2016, $22.2 million of the deferred financing fees remain unamortized, $0.6 million of which are included in “Prepaid and other assets,” $1.6 million of which are included in “Other non-current assets” and $20.0 million of which are grouped and presented as part of “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

The Company amortized $0.7 million and $0.4 million of deferred financing fees in interest expense during the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016 and December 31, 2015, the fair market value of the Company’s debt obligations was $1,671.0 million and $1,638.0 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value and represents Level 2 valuations, which are based on one or more quoted prices in markets that are not considered to be active or for which all significant inputs are observable, either directly or indirectly. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

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

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s economic exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2016, the Company had outstanding foreign currency forwards with a notional amount of $22.5 million that were not designated as hedges in qualifying hedging relationships.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition:

	Unaudited Condensed Consolidated Statements of	As of
(in thousands)	Financial Condition Location	March 31, 2016	December 31, 2015
Non-designated hedging instruments:
Asset derivatives:
Foreign exchange contracts	Prepaid and other assets	$—	$640
Liability derivatives:
Foreign exchange contracts	Other accrued liabilities	$(138)	$(2)

The Company’s foreign exchange forward contracts represent Level 2 valuations, as they were valued using pricing models that took into account the contract terms as well as multiple observable inputs where applicable, such as prevailing spot rates and forward points.

The following table presents the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition and Unaudited Condensed Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
(in thousands)	Income on Derivatives	2016	2015
Foreign exchange contracts	Other expense (income)	$214	$1,412

7. SHAREHOLDERS’ EQUITY

Return of capital. On February 4, 2014, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock, which was increased to $850.0 million on September 17, 2014 (the “2014 Repurchase Program”). On October 14, 2015, the Company exhausted the $850.0 million share repurchase authorization under the 2014 Repurchase Program.

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

On June 2, 2015, the Company began purchasing shares of its common stock on the open market in accordance with SEC Rule 10b5-1. Through December 31, 2015, the Company paid $670.8 million to receive approximately 10.7 million shares pursuant to open market repurchases under the 2014 Repurchase Program and the 2015 Repurchase Program at an average purchase price of $62.63 per share.

For the three months ended March 31, 2016, the Company paid $333.3 million to receive approximately 4.9 million shares at an average purchase price of $68.45 per share under the 2015 Repurchase Program.

Since 2012 and through March 31, 2016, approximately $1.7 billion has been returned through share repurchases and payment of cash dividends.

The following table presents cash dividends declared, deferred and distributed per common share for the periods indicated:

	Dividends
(in thousands)	Per Share	Declared	Distributed	Deferred
2016:
Three months ended March 31,	$0.22	$22,046	$21,889	$157

2015:
Three months ended March 31,	$0.18	$20,424	$20,411	$13

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased for the periods indicated:

	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Balance At December 31, 2015	128,200,189	(27,187,041)	101,013,148
Dividend payable/paid	104	(104)	—
Common stock issued and exercise of stock options	589,402	—	589,402
Shares withheld for tax withholding and exercises	—	(197,769)	(197,769)
Shares repurchased under stock repurchase programs	—	(4,869,423)	(4,869,423)

Balance At March 31, 2016	128,789,695	(32,254,337)	96,535,358

8. INCOME TAXES

The Company’s provision for income taxes was $30.4 million and $28.0 million for the three months ended March 31, 2016 and 2015, respectively. These amounts reflect effective tax rates of 33.5% and 36.1% for the three months ended March 31, 2016 and 2015, respectively. The reduction in the effective tax rate is primarily due to higher income generated in lower tax jurisdictions.

The Company is under examination by the IRS and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as India, and states in which the Company has significant business operations, such as New York. The tax years currently under examination vary by jurisdiction but include years ranging from 2004 through 2015. As a result of having previously been a member of the Morgan Stanley consolidated group, the Company may have future settlements with Morgan Stanley related to the ultimate disposition of their New York State and New York City examination relating to the tax years 2007 and 2008 and their IRS examination relating to the tax years 2006 through 2008. The Company does not believe it has any material exposure to the New York State and New York City examinations. Additionally, the Company believes it has adequate reserves for any tax issues that may arise out of the IRS examination relating to the tax years 2006 through 2008 and therefore does not believe any related settlement with Morgan Stanley will have a material impact.

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

9. SEGMENT INFORMATION

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers (“CODM”) in deciding how to allocate resources and assess performance. MSCI’s Chief Executive Officer and Chief Operating Officer, who together are considered to be its CODM, review financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

The CODM measures and evaluates reportable segments based on segment operating revenues as well as Adjusted EBITDA and other measures. The Company excludes the following items from segment Adjusted EBITDA: income (loss) from discontinued operations, net of income taxes, provision for income taxes, other expense (income), net, depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and certain transactions or adjustments that the CODM does not primarily consider for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net income and are included in the reconciliation that follows.

The Company’s computation of segment Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate segment adjusted EBITDA in the same fashion.

Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses that are not directly attributable to a particular segment are allocated based upon various methodologies, including time estimates, headcount, sales targets, data center consumption and other relevant usage measures. Due to the integrated structure of our business, certain costs incurred by one segment may benefit other segments. A segment may use the content and data produced by another segment without incurring an arm’s-length intersegment charge.

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

The operating segments of ESG and Real Estate do not individually meet the segment reporting thresholds and have been combined and presented as part of the All Other segment for disclosure purposes.

The following table presents operating revenue by the reportable segment for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating revenues
Index	$144,613	$133,554
Analytics	110,263	106,845
All Other	23,952	22,370

Total	$278,828	$262,769

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Index Adjusted EBITDA	$100,049	$93,053
Analytics Adjusted EBITDA	30,360	14,080
All Other Adjusted EBITDA	2,740	518

Total operating segment profitability	133,149	107,651

Amortization of intangible assets	11,840	11,702
Depreciation and amortization of property, equipment and leasehold improvements	8,168	7,207

Operating income	113,141	88,742
Other expense (income), net	22,364	11,082
Provision for income taxes	30,410	28,036

Income from continuing operations	60,367	49,624
Income (loss) from discontinued operations, net of income taxes	—	(5,797)

Net income	$60,367	$43,827

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue for the periods indicated by geographic area:

	Three Months Ended March 31,
Revenues	2016	2015
	(in thousands)
Americas:
United States	$137,645	$125,616
Other	10,582	9,855

Total Americas	148,227	135,471

Europe, the Middle East and Africa (“EMEA”):
United Kingdom	42,610	40,241
Other	53,439	54,929

Total EMEA	96,049	95,170

Asia & Australia:
Japan	12,640	11,602
Other	21,912	20,526

Total Asia & Australia	34,552	32,128

Total	$278,828	$262,769

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization.

The following table presents long-lived assets on the dates indicated by geographic area:

	As of
	March 31, 2016	December 31, 2015
Long-lived assets	(in thousands)
Americas:
United States	$1,905,066	$1,916,689
Other	2,171	2,279

Total Americas	1,907,237	1,918,968

EMEA:
United Kingdom	106,851	110,261
Other	17,564	16,849

Total EMEA	124,415	127,110

Asia & Australia:
Japan	540	570
Other	8,861	9,389

Total Asia & Australia	9,401	9,959

Total	$2,041,053	$2,056,037

10. SUBSEQUENT EVENTS

On April 27, 2016, the Board of Directors declared a cash dividend of $0.22 per share for second quarter 2016. The second quarter 2016 dividend is payable on May 27, 2016 to shareholders of record as of the close of trading on May 13, 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and its subsidiaries as of March 31, 2016, and the related condensed consolidated statements of income and of comprehensive income for the three-month periods ended March 31, 2016 and March 31, 2015 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2016 and March 31, 2015. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2015, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition information as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
April 29, 2016

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K.

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

Our products and services include indexes and analytical models; ratings and analysis that enable institutional investors to integrate environmental, social and governance (“ESG”) factors into their investment strategies; and analysis of real estate in both privately and publicly owned portfolios. Clients use our content and applications to help construct portfolios and allocate assets. Our analytical tools help them measure and manage risk across all major asset classes. MSCI products and services can also be customized to meet the specific needs of our clients. As of March 31, 2016, we had approximately 6,400 clients across 83 countries. To calculate the number of clients, we may count certain affiliates, user locations, or business units within a single organization as separate clients. If we aggregate all related clients under their respective parent entity, the number of clients would be approximately 3,850, as of March 31, 2016. We had offices in 35 cities in 22 countries to help serve our diverse client base, with 53.2% of our revenues coming from clients in the Americas, 34.4% in Europe, the Middle East and Africa (“EMEA”) and 12.4% in Asia and Australia.

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

In evaluating our financial performance, we focus on revenue and profit growth, including GAAP and non-GAAP measures, for the Company as a whole and by operating segment. In addition, we focus on operating metrics, including Run Rate, subscription sales and Aggregate Retention Rate to manage the business. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our profits into excess cash in the future. Our growth strategy includes: (a) expanding and deepening our relationships with investment institutions worldwide; (b) developing new and enhancing existing product offerings, including combining existing product features or data derived from our products to create new products; and (c) seeking to acquire products, technologies and companies that will enhance, complement or expand our client base and product offerings.

In the discussion that follows, we provide certain variances excluding the impact of foreign currency exchange rate fluctuations. Foreign currency exchange rate fluctuations reflect the difference between the current period results as reported compared to the current period results recalculated using the foreign currency exchange rates in effect for the comparable prior period.

Factors Affecting the Comparability of Results

Share Repurchases

On February 4, 2014, our Board of Directors approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of our common stock, which was subsequently increased to $850.0 million (the “2014 Repurchase Program”). On October 14, 2015, we exhausted the $850.0 million share repurchase authorization under the 2014 Repurchase Program.

On October 28, 2015, our Board of Directors approved a new stock repurchase program authorizing the purchase of up to $1.0 billion worth of shares of our common stock (the “2015 Repurchase Program”). Share repurchases made pursuant to the 2015 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by our Board of Directors at any time without prior notice.

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

On June 2, 2015, we began purchasing shares of our common stock in the open market in accordance with SEC Rule 10b5-1. Through December 31, 2015, we paid $670.8 million to receive approximately 10.7 million shares of our common stock pursuant to open market repurchases under the 2014 Repurchase Program and the 2015 Repurchase Program.

For the three months ended March 31, 2016, we paid $333.3 million to receive approximately 4.9 million shares as part of the 2015 Repurchase Program at an average purchase price of $68.45 per share.

Since 2012 and through March 31, 2016, approximately $1.7 billion has been returned through share repurchases and the payment of cash dividends.

The weighted average shares outstanding used in calculating our basic and diluted earnings per share decreased by 11.9% for the three months ended March 31, 2016, reflecting the impact of the share repurchase programs, partially offset by the impact of restricted stock units and stock options converting to shares.

Senior Notes

On August 13, 2015, we completed a private offering of $800.0 million aggregate principal amount of 5.75% Senior Notes due 2025 (the “2025 Senior Notes”) and received $789.5 million, net of $10.5 million of debt issuance costs. As a result of this offering, our interest expense for the current period has increased, with the annual interest expense expected to be approximately $91.5 million.

The discussion of our results of operations for the three months ended March 31, 2016 and 2015 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following table presents the results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$278,828	$262,769	$16,059	6.1%

Operating expenses:
Cost of revenues	63,172	69,904	(6,732)	(9.6%)
Selling and marketing	41,689	41,648	41	0.1%
Research and development	18,928	23,189	(4,261)	(18.4%)
General and administrative	21,890	20,377	1,513	7.4%
Amortization of intangible assets	11,840	11,702	138	1.2%
Depreciation and amortization of property, equipment and leasehold improvements	8,168	7,207	961	13.3%

Total operating expenses	165,687	174,027	(8,340)	(4.8%)

Operating income	113,141	88,742	24,399	27.5%
Other expense (income), net	22,364	11,082	11,282	101.8%

Income from continuing operations before provision for income taxes	90,777	77,660	13,117	16.9%
Provision for income taxes	30,410	28,036	2,374	8.5%

Income from continuing operations	60,367	49,624	10,743	21.6%
Income (loss) from discontinued operations, net of income taxes	—	(5,797)	5,797	(100.0%)

Net income	$60,367	$43,827	$16,540	37.7%

Earnings per basic common share:
From continuing operations	$0.61	$0.44	$0.17	38.6%
From discontinued operations	—	(0.05)	0.05	(100.0%)

Earnings per basic common share	$0.61	$0.39	$0.22	56.4%

Earnings per diluted common share:
From continuing operations	$0.60	$0.44	$0.16	36.4%
From discontinued operations	—	(0.05)	0.05	(100.0%)

Earnings per diluted common share	$0.60	$0.39	$0.21	53.8%

Operating margin	40.6%	33.8%

Operating Revenues

Our revenues are grouped by the following types: recurring subscription, asset-based fees and non-recurring revenues. We also group revenues by major product or reportable segment as follows: Index, Analytics and All Other, which includes ESG and Real Estate products.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended March 31,
	2016	2015	Increase/(Decrease)
	(in thousands)
Recurring subscription	$225,338	$212,286	$13,052	6.1%
Asset-based fees	48,699	45,880	2,819	6.1%
Non-recurring revenue	4,791	4,603	188	4.1%

Total operating revenues	$278,828	$262,769	$16,059	6.1%

Total operating revenues grew 6.1% to $278.8 million for the three months ended March 31, 2016 compared to $262.8 million for the three months ended March 31, 2015.

Revenues from recurring subscription increased 6.1% to $225.3 million for the three months ended March 31, 2016 compared to $212.3 million for the three months ended March 31, 2015. Overall, year-over-year revenue growth was negatively impacted by several factors, including market volatility in the quarter, which reduced growth in average assets under management (“AUM”) linked to MSCI indexes, and the timing of revenue recognition on deals in Analytics, which drove Run Rate higher by 7.0% but did not yet have a significant impact on revenues.

Revenues from asset-based fees increased 6.1% to $48.7 million for the three months ended March 31, 2016 compared to $45.9 million for the three months ended March 31, 2015. The 6.1% increase in asset-based fees was primarily driven by higher revenues from non-ETF institutional passive funds, strong increases in futures and options contracts linked to MSCI indexes and a slight increase in revenue from ETFs linked to MSCI indexes. The 3.9% increase in average AUM in ETFs linked to MSCI indexes was mostly offset by lower average basis point fees, primarily due to changes in the product mix. Approximately two-thirds of the underlying securities included in the AUM of our index-linked investment products are denominated in currencies other than the U.S. dollar.

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended(1)
(in billions)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
AUM in ETFs linked to MSCI Indexes(2)	$418.0	$435.4	$390.2	$433.4	$438.3

Sequential Change in Value
Market Appreciation/(Depreciation)	$13.0	$(6.9)	$(48.2)	$14.5	$(1.7)

Cash Inflows	31.7	24.3	3.0	28.7	6.6

Total Change	$44.7	$17.4	$(45.2)	$43.2	$4.9

Source: Bloomberg and MSCI
(1)	The historical values of the AUM in ETFs linked to our indexes as of the last day of the month and the monthly average balance can be found under the link “AUM in ETFs Linked to MSCI Indexes” on our Investor Relations homepage at http://ir.msci.com. This information is updated on or about the second U.S. business day of each month. Information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or any other report filed with the SEC.
(2)	The value of AUM in ETFs linked to MSCI Indexes is calculated by multiplying the ETF net asset value by the number of shares outstanding.

As of March 31, 2016, the value of AUM in ETFs linked to MSCI equity indexes was $438.3 billion, up $20.3 billion, or 4.9%, from $418.0 billion as of March 31, 2015. Of the $438.3 billion of AUM in ETFs linked to MSCI equity indexes as of March 31, 2016, 54.6% were linked to developed markets outside of the U.S., 21.5% were linked to U.S. market indexes, 19.2% were linked to emerging market indexes and 4.7% were linked to other global indexes.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average

	2015				2016

(in billions)	March	June	September	December	March
AUM in ETFs linked to MSCI Indexes	$392.5	$441.4	$418.2	$423.3	$407.9

Source: Bloomberg and MSCI

Non-recurring revenues increased 4.1% to $4.8 million for the three months ended March 31, 2016, compared to $4.6 million for the three months ended March 31, 2015, primarily resulting from higher one-time sales of Analytics products and Real Estate products within our All Other segment, offset, in part, by lower one-time Index sales.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscription	$93,645	$85,060	$8,585	10.1%
Asset-based fees	48,699	45,880	2,819	6.1%
Non-recurring	2,269	2,614	(345)	(13.2%)

Index total	144,613	133,554	11,059	8.3%

Analytics
Recurring subscription	108,630	105,434	3,196	3.0%
Non-recurring	1,633	1,411	222	15.7%

Analytics total	110,263	106,845	3,418	3.2%

All Other
Recurring subscription	23,063	21,792	1,271	5.8%
Non-recurring	889	578	311	53.8%

All Other total	23,952	22,370	1,582	7.1%

Total operating revenues	$278,828	$262,769	$16,059	6.1%

Refer to the section that follows titled, “Segment Results” for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;

•	Selling and marketing;

•	Research and development (“R&D”);

•	General and administrative (“G&A”);

•	Amortization of intangible assets; and

•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$63,172	$69,904	$(6,732)	(9.6%)
Selling and marketing	41,689	41,648	41	0.1%
Research and development	18,928	23,189	(4,261)	(18.4%)
General and administrative	21,890	20,377	1,513	7.4%
Amortization of intangible assets	11,840	11,702	138	1.2%
Depreciation and amortization of property, equipment and leasehold improvements	8,168	7,207	961	13.3%

Total operating expenses	$165,687	$174,027	$(8,340)	(4.8%)

Operating expenses decreased 4.8% to $165.7 million for the three months ended March 31, 2016 compared to $174.0 million for the three months ended March 31, 2015, reflecting strong overall expense management and the ongoing improvement of our Analytics segment. In addition, the three months ended March 31, 2015 was higher by $3.4 million due to a non-cash charge recorded within R&D. Adjusting for the impact of foreign currency exchange rate fluctuations, operating expenses would have decreased 2.6% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

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

costs of client service and consultant teams to support customer needs; and other support costs directly attributable to the cost of revenues, including certain human resources, finance and legal costs. Cost of revenues decreased 9.6% to $63.2 million for the three months ended March 31, 2016 compared to $69.9 million for the three months ended March 31, 2015, primarily driven by strong expense management, particularly in our Analytics segment, as reflected by lower compensation and benefits costs associated with lower staffing levels and severance as well as a decrease primarily in non-compensation occupancy costs.

Selling and Marketing

Selling and marketing consists of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales force and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations. Selling and marketing expenses were $41.7 million and $41.6 million for the three months ended March 31, 2016 and 2015, respectively.

Research and Development

R&D consists of the costs to develop new, or to enhance existing, products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily includes the costs of application development, research, product management, project management and the technology support associated with these efforts. R&D expenses decreased 18.4% to $18.9 million for the three months ended March 31, 2016 compared to $23.2 million for the three months ended March 31, 2015, primarily due to a non-cash charge of $3.4 million related to the termination of a technology project in the Analytics segment recognized during the three months ended March 31, 2015. While R&D costs were down, we continue to invest in the key areas driving our growth strategy.

General and Administrative

G&A consists of costs primarily related to finance operations, human resources, the office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service. G&A expenses increased 7.4% to $21.9 million for the three months ended March 31, 2016 compared to $20.4 million for the three months ended March 31, 2015, primarily driven by higher compensation and benefits costs, mainly related to severance, and an increase in non-compensation costs, primarily related to recruiting and other expenses.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$106,765	$115,471	$(8,706)	(7.5%)
Non-compensation expenses	38,914	39,647	(733)	(1.8%)
Amortization of intangible assets	11,840	11,702	138	1.2%
Depreciation and amortization of property, equipment and leasehold improvements	8,168	7,207	961	13.3%

Total operating expenses	$165,687	$174,027	$(8,340)	(4.8%)

Compensation and benefits costs are our most significant expense and typically represent more than 60% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 2,746 and 2,889 employees as of March 31, 2016 and 2015, respectively. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of March 31, 2016, 53.5% of our employees were located in emerging market centers compared to 50.9% as of March 31, 2015.

Compensation and benefits expenses decreased 7.5% to $106.8 million for the three months ended March 31, 2016 compared to $115.5 million for the three months ended March 31, 2015, driven by a decrease in headcount across several areas, primarily in technology and client coverage, as well as a non-cash charge of $2.9 million related to the termination of a technology project in the Analytics segment recognized during the three months ended March 31, 2015.

Non-compensation expenses decreased 1.8% to $38.9 million for the three months ended March 31, 2016 compared to $39.6 million for the three months ended March 31, 2015, primarily driven by a decrease in occupancy and information technology costs as well as a non-cash charge of $0.5 million related to the termination of a technology project in the Analytics segment recognized during the three months ended March 31, 2015. The decrease in non-compensation expenses was partially offset by increases in costs primarily related to recruiting, market data and other expense items.

Amortization of Intangible Assets

Amortization of intangible assets expense increased 1.2% to $11.8 million for the three months ended March 31, 2016 compared to $11.7 million for the three months ended March 31, 2015.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements increased 13.3% to $8.2 million for the three months ended March 31, 2016 compared to $7.2 million for the three months ended March 31, 2015, primarily reflecting higher depreciation of investments made in our information technology infrastructure.

Other Expense (Income), Net

Other expense (income), net increased 101.8% to $22.4 million for the three months ended March 31, 2016 compared to $11.1 million for the three months ended March 31, 2015, primarily driven by $11.8 million of higher interest expense resulting from the increased level of indebtedness.

Income Taxes

The provision for income tax expense increased 8.5% to $30.4 million for the three months ended March 31, 2016 compared to $28.0 million for the three months ended March 31, 2015. These amounts reflect effective tax rates of 33.5% and 36.1% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily driven by efforts to better align our tax profile with our global operating footprint.

Income (Loss) from Discontinued Operations, Net of Income Taxes

Loss from discontinued operations, net of income taxes, for the three months ended March 31, 2015 reflects the impact of a $5.8 million out-of-period income tax charge associated with tax obligations triggered upon the sale of Institutional Shareholder Services Inc., which was completed on April 30, 2014.

Adjusted EBITDA

“Adjusted EBITDA,” a measure used by management to assess operating performance, is defined as net income before income (loss) from discontinued operations, net of income taxes, plus provision for income taxes, other expense (income), net, depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments.

“Adjusted EBITDA expenses,” another measure used by management to assess operating performance, is defined as operating expenses less depreciation and amortization of property, equipment and leasehold improvements and amortization of intangible assets.

The Company believes Adjusted EBTIDA and Adjusted EBTIDA expenses are important measures because they highlight operating trends from continuing operations while excluding costs that are more fixed or are one-time, unusual or non-recurring in nature. All companies do not calculate adjusted EBITDA and adjusted EBITDA expenses in the same way. These measures can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Accordingly, the Company’s computation of the Adjusted EBITDA and Adjusted EBITDA expenses measures may not be comparable to similarly titled measures computed by other companies.

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues	$278,828	$262,769	$16,059	6.1%
Adjusted EBITDA expenses	145,679	155,118	(9,439)	(6.1%)

Adjusted EBITDA	$133,149	$107,651	$25,498	23.7%

Adjusted EBITDA margin %	47.8%	41.0%
Operating margin %	40.6%	33.8%

Adjusted EBITDA increased 23.7% to $133.1 million for the three months ended March 31, 2016 compared to $107.7 million for the three months ended March 31, 2015. Adjusted EBITDA margin increased to 47.8% for the three months ended March 31, 2016 compared to 41.0% for the three months ended March 31, 2015. The improvement in margin reflects solid growth in operating revenues, primarily attributable to growth in Index recurring subscription revenues, combined with lower Adjusted EBITDA expenses, reflecting strong expense management.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Index Adjusted EBITDA	$100,049	$93,053
Analytics Adjusted EBITDA	30,360	14,080
All Other Adjusted EBITDA	2,740	518

Consolidated Adjusted EBITDA	133,149	107,651

Amortization of intangible assets	11,840	11,702
Depreciation and amortization of property, equipment and leasehold improvements	8,168	7,207

Operating income	113,141	88,742
Other expense (income), net	22,364	11,082
Provision for income taxes	30,410	28,036

Income from continuing operations	60,367	49,624
Income (loss) from discontinued operations, net of income taxes	—	(5,797)

Net income	$60,367	$43,827

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Index Adjusted EBITDA expenses	$44,564	$40,501
Analytics Adjusted EBITDA expenses	79,903	92,765
All Other Adjusted EBITDA expenses	21,212	21,852

Consolidated Adjusted EBITDA expenses	145,679	155,118
Amortization of intangible assets	11,840	11,702
Depreciation and amortization of property, equipment and leasehold improvements	8,168	7,207

Total operating expenses	$165,687	$174,027

The discussion of our segment results for the three months ended March 31, 2016 and 2015 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended March 31,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscription	$93,645	$85,060	$8,585	10.1%
Asset-based fees	48,699	45,880	2,819	6.1%
Non-recurring	2,269	2,614	(345)	(13.2%)

Operating revenues total	144,613	133,554	11,059	8.3%
Adjusted EBITDA expenses	44,564	40,501	4,063	10.0%

Adjusted EBITDA	$100,049	$93,053	$6,996	7.5%

Adjusted EBITDA margin %	69.2%	69.7%

Revenues related to Index products increased 8.3% to $144.6 million for the three months ended March 31, 2016 compared to $133.6 million for the three months ended March 31, 2015.

Recurring subscription revenues were up 10.1% to $93.6 million for the three months ended March 31, 2016 compared to $85.1 million for the three months ended March 31, 2015. The increase was primarily driven by growth in benchmark and data products, including strong growth in revenue from Developed Market and Emerging Market small cap modules and custom, factor, thematic and ESG-based products.

Revenues from asset-based fees increased 6.1% to $48.7 million for the three months ended March 31, 2016 compared to $45.9 million for the three months ended March 31, 2015. The increase was primarily driven by higher revenues from non-ETF institutional passive funds, strong increases in futures and options contracts linked to MSCI indexes and a slight increase in revenue from ETFs linked to MSCI indexes.

Index segment Adjusted EBITDA expenses increased 10.0% to $44.6 million for the three months ended March 31, 2016 compared to $40.5 million for the three months ended March 31, 2015, primarily reflecting higher compensation and benefits costs mainly within the selling and marketing, R&D and G&A areas. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 13.1% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended March 31,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscription	$108,630	$105,434	$3,196	3.0%
Non-recurring	1,633	1,411	222	15.7%

Operating revenues total	110,263	106,845	3,418	3.2%
Adjusted EBITDA expenses	79,903	92,765	(12,862)	(13.9%)

Adjusted EBITDA	$30,360	$14,080	$16,280	115.6%

Adjusted EBITDA margin %	27.5%	13.2%

Our Analytics segment revenues increased 3.2% to $110.3 million for the three months ended March 31, 2016 compared to $106.8 million for the three months ended March 31, 2015, primarily driven by higher recurring subscription revenues from our RiskManager, equity models, WealthBench and InvestorForce products, partially offset by lower recurring subscription revenues from our BarraOne products.

Analytics segment Adjusted EBITDA expenses decreased 13.9% to $79.9 million for the three months ended March 31, 2016 compared to $92.8 million for the three months ended March 31, 2015, primarily driven by lower compensation and benefits costs, reflecting lower staffing levels, a non-cash charge of $3.4 million related to the termination of a technology project recognized during the three months ended March 31, 2015, as well as lower non-compensation costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have decreased 12.1% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Three Months Ended March 31,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscription	$23,063	$21,792	$1,271	5.8%
Non-recurring	889	578	311	53.8%

Operating revenues total	23,952	22,370	1,582	7.1%
Adjusted EBITDA expenses	21,212	21,852	(640)	(2.9%)

Adjusted EBITDA	$2,740	$518	$2,222	n/m

Adjusted EBITDA margin %	11.4%	2.3%

n/m: not meaningful.

All Other segment revenues increased 7.1% to $24.0 million for the three months ended March 31, 2016 compared to $22.4 million for the three months ended March 31, 2015, primarily driven by higher recurring subscription revenues from ESG products, which grew 20.5%, partially offset by lower recurring subscription revenues from Real Estate products, which declined 4.1%. Adjusting for the impact of foreign currency exchange rate fluctuations, Real Estate products would have increased 0.9% and the All Other segment would have increased 9.0% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

All Other segment Adjusted EBITDA expenses decreased 2.9% to $21.2 million for the three months ended March 31, 2016 compared to $21.9 million for the three months ended March 31, 2015, primarily driven by lower compensation and benefits costs attributable to Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 0.6% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Run Rate

At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as “Run Rate.” The Run Rate at a particular point in time primarily represents the forward-looking revenues for the next 12 months from then-current subscriptions and investment product licenses we provide to our clients under renewable contracts or agreements assuming all contracts or agreements that come up for renewal are renewed and assuming then-current currency exchange rates. For any license where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects, for ETFs, the market value on the last trading day of the period, for futures and options, the most recent quarterly volumes and for non-ETF funds, the most recent client reported assets under such license or subscription. The Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we remove from the Run Rate the fees associated with any subscription or investment product license agreement with respect to which we have received a notice of termination or non-renewal during the period and determined that such notice evidences the client’s final decision to terminate or not renew the applicable subscription or agreement, even though such notice is not effective until a later date.

Because the Run Rate represents potential future revenues, there is typically a delayed impact on our operating revenues from changes in our Run Rate. In addition, the actual amount of revenues we will realize over the following 12 months will differ from the Run Rate because of:

•	fluctuations in revenues associated with new subscriptions and non-recurring sales;

•	modifications, cancellations and non-renewals of existing agreements, subject to specified notice requirements;

•	fluctuations in asset-based fees, which may result from changes in certain investment products’ total expense ratios, market movements, including foreign currency exchange rates, or from investment inflows into and outflows from investment products linked to our indexes;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;

•	price changes;

•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;

•	fluctuations in foreign exchange rates; and

•	the impact of acquisitions and dispositions.

The following table presents the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
	March 31, 2016	March 31, 2015	December 31, 2015	Year-Over-Year Comparison	Sequential Comparison
	(in thousands)
Index:
Recurring subscription	$378,622	$344,452	$368,855	9.9%	2.6%
Asset-based fees	199,330	190,581	201,047	4.6%	(0.9%)

Index total	577,952	535,033	569,902	8.0%	1.4%

Analytics	447,024	417,648	436,671	7.0%	2.4%

All Other	86,990	78,129	82,677	11.3%	5.2%

Total Run Rate	$1,111,966	$1,030,810	$1,089,250	7.9%	2.1%

Recurring subscription total	$912,636	$840,229	$888,203	8.6%	2.8%
Asset-based fees total	199,330	190,581	201,047	4.6%	(0.9%)

Total Run Rate	$1,111,966	$1,030,810	$1,089,250	7.9%	2.1%

Total Run Rate grew 7.9% to $1,112.0 million at March 31, 2016 compared to $1,030.8 million at March 31, 2015. Recurring subscription Run Rate grew 8.6% to $912.6 million at March 31, 2016 compared to $840.2 million at March 31, 2015.

Run Rate from asset-based fees increased 4.6% to $199.3 million at March 31, 2016 from $190.6 million at March 31, 2015, primarily driven by higher non-ETF passive funds and futures and options contracts, all linked to MSCI indexes. As of March 31, 2016, the value of AUM in ETFs linked to MSCI indexes was $438.3 billion, up $20.3 billion, or 4.9%, from $418.0 billion as of March 31, 2015. The increase of $20.3 billion consisted of net inflows of $62.6 billion, partially offset by market depreciation of $42.3 billion.

Index recurring subscription Run Rate grew 9.9% to $378.6 million at March 31, 2016 compared to $344.5 million at March 31, 2015 on growth in benchmark and data products.

Run Rate from Analytics products increased 7.0% to $447.0 million at March 31, 2016 compared to $417.6 million at March 31, 2015, primarily driven by growth in RiskManager, equity models and InvestorForce products. Adjusting for the impact of foreign currency exchange rate fluctuations, Run Rate for Analytics would have increased 6.2% at March 31, 2016 compared to March 31, 2015.

Run Rate from All Other products increased 11.3% to $87.0 million at March 31, 2016 compared to $78.1 million at March 31, 2015. The increase was driven by a $7.6 million, or 21.6%, increase in ESG Run Rate and a $1.3 million, or 2.9%, increase in Real Estate Run Rate. Adjusting for the impact of foreign currency exchange rate fluctuations, at March 31, 2016 Real Estate Run Rate would have increased 3.0% and All Other Run Rate would have increased 11.0% compared to March 31, 2015.

Subscription Sales

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended			Year-Over-
	March 31, 2016	March 31, 2015	December 31, 2015	Year Comparison	Sequential Comparison
	(in thousands)
New recurring subscription sales
Index	$13,162	$11,550	$13,702	14.0%	(3.9%)
Analytics	12,358	13,510	16,481	(8.5%)	(25.0%)
All Other	5,256	4,465	4,206	17.7%	25.0%

New recurring subscription sales total	30,776	29,525	34,389	4.2%	(10.5%)

Subscription cancellations
Index	(3,410)	(2,384)	(6,147)	43.0%	(44.5%)
Analytics	(5,911)	(7,424)	(10,593)	(20.4%)	(44.2%)
All Other	(1,616)	(1,842)	(3,183)	(12.3%)	(49.2%)

Subscription cancellations total	(10,937)	(11,650)	(19,923)	(6.1%)	(45.1%)

Net new recurring subscription sales
Index	9,752	9,166	7,555	6.4%	29.1%
Analytics	6,447	6,086	5,888	5.9%	9.5%
All Other	3,640	2,623	1,023	38.8%	255.8%

Net new recurring subscription sales total	19,839	17,875	14,466	11.0%	37.1%

Non-recurring
Index	3,542	2,329	2,779	52.1%	27.5%
Analytics	1,856	1,176	2,490	57.8%	(25.5%)
All Other	1,202	910	1,592	32.1%	(24.5%)

Non-recurring sales total	6,600	4,415	6,861	49.5%	(3.8%)

Total Index	$13,294	$11,495	$10,334	15.7%	28.6%
Total Analytics	8,303	7,262	8,378	14.3%	(0.9%)
Total All Other	4,842	3,533	2,615	37.1%	85.2%

Total net sales	$26,439	$22,290	$21,327	18.6%	24.0%

Aggregate Retention Rate

The following table presents our Aggregate Retention Rate by reportable segment for the periods indicated:

Three Months Ended March 31,
	2016	2015
Index	96.3%	97.2%
Analytics	94.6%	92.9%
All Other	92.2%	90.7%

Total	95.1%	94.4%

The Aggregate Retention Rate for a period is calculated by annualizing the cancellations for which we have received a notice of termination or we believe there is an intention to not renew during the period and we believe that such notice or intention evidences the client’s final decision to terminate or not renew the applicable agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the period. The Aggregate Retention Rate is computed on a product-by-product basis. Therefore, if a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction.

In our businesses, the Aggregate Retention Rate is generally higher during the first three fiscal quarters and lower in the fourth fiscal quarter.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K and also in Note 2, “Recent Accounting Standards Updates,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. There have been no significant changes in our accounting policies or critical accounting estimates since the end of the fiscal year ended December 31, 2015.

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

Senior Notes and Credit Agreement

We have issued an aggregate of $1.6 billion in senior unsecured notes in two discrete private offerings of $800.0 million each. On November 20, 2014, we completed our first private offering of $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “2024 Senior Notes”) and also entered into a $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”) by and among the Company, as borrower, certain of MSCI’s subsidiaries, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. We used the net proceeds from the offering of the 2024 Senior Notes, together with cash on hand, to repay in full our outstanding term loan indebtedness of $794.8 million.

On August 13, 2015, we completed the 2025 Senior Notes offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2025 (together with the 2024 Senior Notes, the “Senior Notes”). The net proceeds from the offering of the 2025 Senior Notes were allocated for general corporate purposes.

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

Interest payments attributable to the 2024 Senior Notes are due on May 15 and November 15 of each year. The first interest payment was made on May 15, 2015. Interest payments attributable to the 2025 Senior Notes are due on February 15 and August 15 of each year. The first interest payment was made on February 16, 2016. We paid $23.3 million of interest attributable to the 2025 Senior Notes during the three months ended March 31, 2016.

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

The 2014 Revolving Credit Agreement contains affirmative and restrictive covenants that, among other things, limit our ability and the ability of our existing or future subsidiaries to:

•	incur liens and further negative pledges;

•	incur additional indebtedness or prepay, redeem or repurchase indebtedness;

•	make loans or hold investments;

•	merge, dissolve, liquidate, consolidate with or into another person;

•	enter into acquisition transactions;

•	enter into sale/leaseback transactions;

•	issue disqualified capital stock;

•	sell, transfer or dispose of assets;

•	pay dividends or make other distributions in respect of our capital stock or engage in stock repurchases, redemptions and other restricted payments;

•	create new subsidiaries;

•	permit certain restrictions affecting our subsidiaries;

•	change the nature of our business, accounting policies or fiscal periods;

•	enter into any transactions with affiliates other than on an arm’s-length basis; and

•	amend our organizational documents or amend, modify or change the terms of certain agreements relating to our indebtedness.

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

The 2014 Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the 2014 Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the 2014 Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 3.75:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the 2014 Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of March 31, 2016, our Consolidated Leverage Ratio was 2.97:1.00 and our Consolidated Interest Coverage Ratio was 7.50:1.00.

Our non-guarantor subsidiaries of the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $200.4 million, or 18.4%, of our total revenue for the trailing twelve months ended March 31, 2016, approximately $89.9 million, or 21.0%, of our consolidated operating income for the trailing twelve months ended March 31, 2016, and approximately $406.1 million, or 14.3%, of our consolidated total assets (excluding intercompany assets) and $133.2 million, or 6.0%, of our consolidated total liabilities, in each case as of March 31, 2016.

Share Repurchases

For the three months ended March 31, 2016, the Company paid $333.3 million to receive approximately 4.9 million shares at an average purchase price of $68.45 per share under the 2015 Repurchase Program.

Cash Dividend

On April 27, 2016, the Board of Directors declared a cash dividend of $0.22 per share for second quarter 2016. The second quarter 2016 dividend is payable on May 27, 2016 to shareholders of record as of the close of trading on May 13, 2016.

Cash Flows

	As of
	March 31,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$445,014	$777,706

Cash and cash equivalents were $445.0 million and $777.7 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, $126.4 million and $128.1 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the United States. In addition, repatriation of some foreign cash is further restricted by local laws.

We believe that domestic cash flows from operations, together with existing cash and cash equivalents and funds available under our existing credit facility and our ability to access the debt and capital markets for additional funds, will continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures and share repurchases, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect foreign cash flows from operations, together with existing cash and cash equivalents will continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and for the foreseeable future thereafter.

Cash Provided by (Used In) Operating, Investing and Financing Activities

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Cash provided by operating activities	$33,030	$66,683
Cash used in investing activities	(5,520)	(6,320)
Cash used in financing activities	(362,309)	(27,136)
Effect of exchange rates on cash and cash equivalents	2,107	(4,275)

Net (decrease) increase in cash and cash equivalents	$(332,692)	$28,952

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $33.0 million and $66.7 million for the three months ended March 31, 2016 and 2015, respectively. The year-over-year decrease was primarily driven by the impact of the timing of cash collections and higher interest payments.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $5.5 million and $6.3 million for the three months ended March 31, 2016 and 2015, respectively. The year-over-year decrease in cash used in investing activities primarily reflects a decrease in capital expenditures.

Cash Flows From Financing Activities

Cash used in financing activities was $362.3 million and $27.1 million for the three months ended March 31, 2016 and 2015, respectively. The year-over-year increase was substantially driven by higher share repurchases.

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

For all operations outside the U.S. where the Company has designated the local non-U.S. dollar currency as the functional currency, revenue and expenses are translated using average monthly exchange rates and assets and liabilities are translated into U.S. dollars using month-end exchange rates. For these operations, currency translation adjustments arising from a change in the rate of exchange between the functional currency and the U.S. dollar are accumulated in a separate component of shareholders’ equity. In addition, transaction gains and losses arising from a change in exchange rates for transactions denominated in a currency other than the functional currency of the entity are reflected in non-operating “Other expense (income), net” in our Unaudited Condensed Consolidated Statement of Income.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the three months ended March 31, 2016 and 2015, 17.9% and 18.7%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 17.9% of non-U.S dollar exposure for the three months ended March 31, 2016, 35.7% was in British pounds sterling, 33.5% was in Euros and 22.7% was in Japanese yen. Of the 18.7% of non-U.S dollar exposure for the three months ended March 31, 2015, 35.8% was in Euros, 34.7% was in British pounds sterling and 20.5% was in Japanese yen.

Revenues from index-linked investment products represented 17.5% of operating revenues for each of the three months ended March 31, 2016 and 2015. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which approximately two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 39.8% and 40.9% of our operating expenses, including operating expense attributable to income (loss) from discontinued operations, net of income taxes, for the three months ended March 31, 2016 and 2015, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Swiss francs, Hungarian forints, Euros, Hong Kong dollars, Mexican pesos and Chinese yuan. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $0.1 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively. These amounts were recorded in “Other expense (income), net” in our Unaudited Condensed Consolidated Statements of Income.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of March 31, 2016, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the three month periods ended March 31, 2016 and 2015 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933

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

There have been no material changes since December 31, 2015 to the significant risk factors and uncertainties known to the Company that, if they were to materialize or occur, would individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended March 31, 2016.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1 (January 1, 2016-January 31, 2016)	1,127,423	$68.12	1,085,438	$805,497,000

Month #2 (February 1, 2016-February 29, 2016)	1,895,954	$66.76	1,744,567	$689,014,000

Month #3 (March 1, 2016-March 31, 2016)	2,043,815	$70.13	2,039,418	$546,004,000

Total	5,067,192	$68.42	4,869,423	$546,004,000

(1)	Includes (i) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units; (ii) shares withheld to satisfy tax withholding obligations and exercise price on behalf of employees that occur upon exercise and delivery of outstanding shares underlying stock options; and (iii) shares held in treasury under the MSCI Inc. Director Deferral Plan. The value of the shares withheld were determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company. The amount also includes shares repurchased under the 2015 Repurchase Program.
(2)	See Note 7, “Shareholders’ Equity” of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding our stock repurchase programs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index has been filed as part of this report on page EX-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 29, 2016

MSCI INC. (Registrant)

By:	/s/ Robert Qutub
Robert Qutub Chief Financial Officer, Principal Financial Officer

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED MARCH 31, 2016

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

†	10.1	MSCI Inc. 2016 Omnibus Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-210987), filed with the SEC on April 28, 2016 and incorporated by reference herein)

†	10.2	MSCI Inc. 2016 Non-Employee Directors Compensation Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-210987), filed with the SEC on April 28, 2016 and incorporated by reference herein)

*†	10.3	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan

*†	10.4	Form of Annual Performance Award Agreement for Performance Stock Units for Managing Directors under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan (this exhibit supersedes and replaces Exhibit 10.100 to the Company’s Annual Report on Form 10-K (File No. 001-33812) filed with the SEC on February 26, 2016)

*†	10.5	Form of Award Agreement for Restricted Stock Units for Managing Directors under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan (this exhibit supersedes and replaces Exhibit 10.101 to the Company’s Annual Report on Form 10-K (File No. 001-33812) filed with the SEC on February 26, 2016)

*†	10.6	Form of 2016 Multi-Year Performance Award Agreement for Performance Stock Units for the Executive Committee under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan (this exhibit supersedes and replaces Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33812) filed with the SEC on February 12, 2016)

*†	10.7	Form of 2016 Multi-Year Performance Award Agreement for Performance Stock Units for the Executive Committee under the MSCI Inc. 2016 Omnibus Incentive Plan (this exhibit supersedes and replaces Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33812) filed with the SEC on February 12, 2016)

*†	10.8	Non-Employee Director Stock Ownership Guidelines

*†	10.9	MSCI Inc. Director Deferral Plan, as amended

*	10.10	Letter Agreement to Cooperation Agreement, dated as of March 10, 2016, by and among MSCI Inc., Value Act Capital Management, L.P. and D. Robert Hale.

†	10.11	Transition and Release Agreement, dated as of February 10, 2016, by and between MSCI Inc. and Robert Qutub (filed as Exhibit 10.123 to the Company’s Annual Report on Form 10-K (File No. 001-33812), filed with the SEC on February 26, 2016 and incorporated by reference herein)

†	10.12	Offer Letter, effective as of March 15, 2016, by and between MSCI Inc. and Kathleen A. Winters (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33812), filed with the SEC on April 27, 2016 and incorporated by reference herein)

*†	10.13	Offer Letter, effective as of October 15, 2014, by and between MSCI Inc. and Laurent Seyer

*†	10.14	Offer Letter, effective as of May 15, 2011, by and between MSCI Inc. and Peter Zangari

	11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 3 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*	15.1	Letter of awareness from PricewaterhouseCoopers LLP, dated April 29, 2016, concerning unaudited interim financial information

EX-1

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management compensation plan, contract or arrangement.

EX-2