Form 10-Q
period 2016-06-30
MSCI Inc.
filed 2016-07-29
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 22, 2016, there were 94,628,529 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

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

WEBSITE AND SOCIAL MEDIA DISCLOSURE

MSCI Inc. uses its website and corporate Twitter account (@MSCI_Inc) as channels of distribution of company information. The information MSCI Inc. posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following MSCI Inc.’s press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about MSCI Inc. when you enroll your email address by visiting the “Email Alerts Subscription” section of our Investor Relations homepage at http://ir.msci.com/alerts.cfm?. The contents of MSCI Inc.’s website and social media channels are not, however, incorporated by reference into this report or any other report filed or furnished by us with the SEC.

PART I

Item 1.	Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$404,614	$777,706
Accounts receivable (net of allowances of 1,369 and 1,117 at June 30, 2016 and
December 31, 2015, respectively)	247,497	208,239
Prepaid income taxes	56,158	46,115
Prepaid and other assets	28,788	31,211
Total current assets	737,057	1,063,271
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization
of $125,325 and $114,680 at June 30, 2016 and December 31, 2015, respectively)	97,808	98,926
Goodwill	1,560,083	1,565,621
Intangible assets (net of accumulated amortization of $441,055 and $418,512 at June 30, 2016 and
December 31, 2015, respectively)	368,715	391,490
Non-current deferred tax assets	9,242	9,180
Other non-current assets	18,081	18,499
Total assets	$2,790,986	$3,146,987

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,732	$2,512
Accrued compensation and related benefits	67,911	116,619
Other accrued liabilities	74,819	61,433
Deferred revenue	365,242	317,552
Total current liabilities	509,704	498,116
Long-term debt	1,580,515	1,579,404
Deferred taxes	105,006	110,937
Other non-current liabilities	60,608	57,043
Total liabilities	2,255,833	2,245,500

Commitments and Contingencies (see Note 6 and Note 7)

Shareholders' equity:
Preferred Stock (par value $0.01, 100,000,000 share authorized, no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 128,886,580 and
128,200,189 common shares issued and 94,991,055 and 101,013,148 common shares outstanding
at June 30, 2016 and December 31, 2015, respectively)	1,289	1,282
Treasury shares, at cost (33,895,525 and 27,187,041 common shares held at June 30, 2016 and
December 31, 2015, respectively)	(1,865,719)	(1,395,695)
Additional paid in capital	1,205,589	1,173,183
Retained earnings	1,242,151	1,158,462
Accumulated other comprehensive loss	(48,157)	(35,745)
Total shareholders' equity	535,153	901,487
Total liabilities and shareholders' equity	$2,790,986	$3,146,987

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)
Operating revenues	$290,596	$270,580	$569,424	$533,349

Operating expenses:
Cost of revenues	62,130	67,394	125,302	137,298
Selling and marketing	41,854	42,028	83,543	83,676
Research and development	18,566	20,807	37,494	43,996
General and administrative	22,019	22,080	43,909	42,457
Amortization of intangible assets	11,943	11,695	23,783	23,397
Depreciation and amortization of property, equipment and leasehold improvements	8,393	8,065	16,561	15,272
Total operating expenses	164,905	172,069	330,592	346,096

Operating income	125,691	98,511	238,832	187,253

Interest income	(585)	(185)	(1,206)	(389)
Interest expense	22,918	11,116	45,822	22,224
Other expense (income)	2,814	164	2,895	342

Other expense (income), net	25,147	11,095	47,511	22,177

Income from continuing operations before provision for income taxes	100,544	87,416	191,321	165,076
Provision for income taxes	33,587	31,399	63,997	59,435
Income from continuing operations	66,957	56,017	127,324	105,641
Income (loss) from discontinued operations, net of income taxes	—	—	—	(5,797)
Net income	$66,957	$56,017	$127,324	$99,844

Earnings per basic common share:
Earnings per basic common share from continuing operations	$0.69	$0.50	$1.30	$0.94
Earnings per basic common share from discontinued operations	—	—	—	(0.05)
Earnings per basic common share	$0.69	$0.50	$1.30	$0.89

Earnings per diluted common share:
Earnings per diluted common share from continuing operations	$0.69	$0.50	$1.29	$0.93
Earnings per diluted common share from discontinued operations	—	—	—	(0.05)
Earnings per diluted common share	$0.69	$0.50	$1.29	$0.88

Weighted average shares outstanding used in computing earnings per share
Basic	96,412	112,143	97,918	112,330
Diluted	96,888	112,931	98,443	113,225

Dividend declared per common share	$0.22	$0.18	$0.44	$0.36

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)
Net income	$66,957	$56,017	$127,324	$99,844
Other comprehensive (loss) income:
Foreign currency translation adjustments	(12,691)	6,151	(12,387)	(439)
Income tax effect	212	766	145	634
Foreign currency translation adjustments, net	(12,479)	6,917	(12,242)	195

Pension and other post-retirement adjustments	81	(271)	(232)	(97)
Income tax effect	(20)	64	62	13
Pension and other post-retirement adjustments, net	61	(207)	(170)	(84)
Other comprehensive (loss) income, net of tax	(12,418)	6,710	(12,412)	111
Comprehensive income	$54,539	$62,727	$114,912	$99,955

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
	(unaudited)
Cash flows from operating activities
Net income	$127,324	$99,844
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	23,783	23,397
Stock-based compensation expense	15,273	14,539
Depreciation and amortization of property, equipment and leasehold improvements	16,561	15,272
Amortization of debt origination fees	1,417	893
Deferred taxes	(4,756)	(3,541)
Excess tax benefits from share-based compensation	(4,876)	(13,232)
Other non-cash adjustments	511	3,849
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(40,381)	(36,181)
Prepaid income taxes	(5,193)	(11,541)
Prepaid and other assets	2,341	1,631
Accounts payable	(790)	(669)
Accrued compensation and related benefits	(39,388)	(37,711)
Other accrued liabilities	7,724	1,087
Deferred revenue	47,972	27,989
Other	2,585	5,083
Net cash provided by operating activities	150,107	90,709

Cash flows from investing activities
Capital expenditures	(13,277)	(15,550)
Capitalized software development costs	(5,088)	(2,787)
Proceeds from the sale of capital equipment	-	55
Acquisitions, net of cash acquired	(60)	-
Net cash used in investing activities	(18,425)	(18,282)

Cash flows from financing activities
Repurchase of treasury shares	(466,745)	(97,567)
Proceeds from exercise of stock options	3,442	1,760
Excess tax benefits from share-based compensation	4,876	13,232
Payment of dividends	(43,281)	(40,843)
Net cash used in financing activities	(501,708)	(123,418)

Effect of exchange rate changes	(3,066)	(2,787)

Net decrease in cash	(373,092)	(53,778)
Cash and cash equivalent, beginning of period	777,706	508,799

Cash and cash equivalent, end of period	$404,614	$455,021

Supplemental disclosure of cash flow information:
Cash paid for interest	$44,660	$20,747
Cash paid for income taxes	$72,293	$78,347

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$6,042	$5,731

Supplemental disclosure of non-cash financing activities
Treasury share repurchases awaiting settlement	$2,821	$-
Cash dividends declared, but not yet paid	$354	$15

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

Income (loss) from discontinued operations, net of income taxes in the Unaudited Condensed Consolidated Statement of Income for the six months ended June 30, 2015 represents the impact of an out-of-period income tax charge associated with tax obligations triggered upon the sale of Institutional Shareholder Services Inc. (“ISS”), which was completed on April 30, 2014.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI Inc. and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of June 30, 2016 and December 31, 2015, the results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited condensed consolidated financial statement information as of December 31, 2015 has been derived from the 2015 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Concentrations

No single customer represented 10.0% or more of the Company’s consolidated operating revenues for the six months ended June 30, 2016, while BlackRock, Inc. accounted for 10.5% of the Company’s consolidated operating revenues for the six months ended June 30, 2015. For the six months ended June 30, 2016 and 2015, BlackRock, Inc. accounted for 16.9% and 19.7% of the Index segment operating revenues, respectively. No single customer represented 10.0% or more of revenues within the Analytics and All Other segments for the six months ended June 30, 2016 and 2015.

2. RECENT ACCOUNTING STANDARDS UPDATES

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Companies have the option of adopting ASU 2014-09 retrospectively to each prior period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of initial application. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” or ASU 2015-14. The amendments in ASU 2015-14 defer the effective date of the new revenue standard by one year by changing the effective date to be for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017 from December 15, 2016, with early adoption at the prior date permitted. The Company is continuing to evaluate the potential impact that the update will have on its condensed consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net),” or ASU 2016-08. ASU 2016-08 does not change the core principle of current accounting guidance related to principle versus agent considerations, but rather intended to add clarification to the implementation guidance. ASU 2016-08 affects the guidance in ASU 2014-09 (described above), which is not yet effective. The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. The Company is evaluating the potential impact that the adoption of ASU 2016-08 will have on its condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” or ASU 2016-09. The FASB issued ASU 2016-09 as part of its Simplification Initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the potential impact that ASU 2016-09 will have on its condensed consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” or ASU 2016-10. The amendments in ASU 2016-10 clarify both the process for identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas included in ASU 2014-09, which is not yet effective. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09 (described above), which is not yet effective. The Company is evaluating the potential impact that ASU 2016-10 will have on its condensed consolidated financial statements.

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” or ASU 2016-12. The amendments in ASU 2016-12 clarify guidance in the new revenue standard related to collectability, noncash consideration, presentation of sales tax and contract transition matters. The effective date and transition requirements for ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09 (described above), which is not yet effective. The Company is evaluating the potential impact that ASU 2016-12 will have on its condensed consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13. The amendments in ASU 2016-13 introduce an approach based on expected losses to estimate credit losses on certain types of financial instruments, modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2019, with early adoption permitted beginning after December 15, 2018. The adoption of ASU 2016-13 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

3. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were no stock options or restricted stock units excluded from the calculation of diluted EPS for any period presented.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(in thousands, except per share data)
Income from continuing operations, net of income taxes	$66,957	$56,017	$127,324	$105,641
Income (loss) from discontinued operations, net of income taxes	—	—	—	(5,797)
Net income	$66,957	$56,017	$127,324	$99,844
Less: Allocations of earnings to unvested restricted stock units(1)	—	(18)	—	(32)
Earnings available to MSCI common shareholders	$66,957	$55,999	$127,324	$99,812

Basic weighted average common shares outstanding	96,412	112,143	97,918	112,330
Effect of dilutive securities:
Stock options and restricted stock units	476	788	525	895
Diluted weighted average common shares outstanding	96,888	112,931	98,443	113,225

Earnings per basic common share from continuing operations	$0.69	$0.50	$1.30	$0.94
Earnings per basic common share from discontinued operations	—	—	—	(0.05)
Earnings per basic common share	$0.69	$0.50	$1.30	$0.89

Earnings per diluted common share from continuing operations	$0.69	$0.50	$1.29	$0.93
Earnings per diluted common share from discontinued operations	—	—	—	(0.05)
Earnings per diluted common share	$0.69	$0.50	$1.29	$0.88

(1)

Restricted stock units granted to employees prior to 2013 and restricted stock units granted to independent directors of the Company prior to April 30, 2015 had a right to participate in all of the earnings of the Company in the computation of basic EPS and, therefore, these restricted stock units were not included as incremental shares in the diluted EPS computation.

4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at June 30, 2016 and December 31, 2015 consisted of the following:

	As of
	June 30,	December 31,
	2016	2015
	(in thousands)
Computer & related equipment	$153,297	$143,499
Furniture & fixtures	10,158	9,870
Leasehold improvements	47,781	47,579
Work-in-process	11,897	12,658
Subtotal	223,133	213,606
Accumulated depreciation and amortization	(125,325)	(114,680)
Property, equipment and leasehold improvements, net	$97,808	$98,926

Depreciation and amortization expense of property, equipment and leasehold improvements was $8.4 million and $8.1 million for the three months ended June 30, 2016 and 2015, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $16.6 million and $15.3 million for the six months ended June 30, 2016 and 2015, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	All Other	Total
Goodwill at December 31, 2015	$1,210,366	$302,551	$52,704	$1,565,621
Changes to goodwill(1)	—	60	—	60
Foreign exchange translation adjustment	(3,456)	—	(2,142)	(5,598)
Goodwill at June 30, 2016	$1,206,910	$302,611	$50,562	$1,560,083

(1)	Changes to goodwill reflect the final working capital adjustment payment made during the six months ended June 30, 2016 to complete the acquisition of Insignis, Inc.

Intangible Assets

Amortization expense related to intangible assets for the three months ended June 30, 2016 and 2015 was $11.9 million and $11.7 million, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2016 and 2015 was $23.8 million and $23.4 million, respectively.

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets were as follows:

	As of
	June 30,	December 31,
	2016	2015
	(in thousands)
Gross intangible assets:
Customer relationships	$361,746	$361,746
Trademarks/trade names	223,382	223,382
Technology/software	204,853	199,889
Proprietary data	28,627	28,627
Covenant not to compete	1,225	1,225
Subtotal	819,833	814,869
Foreign exchange translation adjustment	(10,063)	(4,867)
Total gross intangible assets	$809,770	$810,002
Accumulated amortization:
Customer relationships	$(155,448)	$(143,325)
Trademarks/trade names	(99,272)	(93,476)
Technology/software	(179,733)	(175,209)
Proprietary data	(7,688)	(6,698)
Covenant not to compete	(971)	(665)
Subtotal	(443,112)	(419,373)
Foreign exchange translation adjustment	2,057	861
Total accumulated amortization	$(441,055)	$(418,512)
Net intangible assets:
Customer relationships	$206,298	$218,421
Trademarks/trade names	124,110	129,906
Technology/software	25,120	24,680
Proprietary data	20,939	21,929
Covenant not to compete	254	560
Subtotal	376,721	395,496
Foreign exchange translation adjustment	(8,006)	(4,006)
Total net intangible assets	$368,715	$391,490

The following table presents the estimated amortization expense for the remainder of 2016 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder 2016	23,810
2017	43,760
2018	40,590
2019	38,522
2020	36,588
Thereafter	185,445
Total	368,715

6. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended June 30, 2016 and 2015 was $6.1 million and $6.7 million, respectively. Rent expense for the six months ended June 30, 2016 and 2015 was $12.2 million and $13.5 million, respectively.

Long-term debt. On November 20, 2014, the Company completed its private offering of $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “2024 Senior Notes”) and also entered into a $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”) by and among the Company, as borrower, certain of its subsidiaries, as guarantors (the “subsidiary guarantors”), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Company used the net proceeds from the offering of the 2024 Senior Notes, together with cash on hand, to repay in full its then outstanding term loan indebtedness of $794.8 million.

On August 13, 2015, the Company completed its private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2025 (the “2025 Senior Notes”). The $789.5 million of net proceeds from the offering of the 2025 Senior Notes were allocated for general corporate purposes.

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

Long-term debt at June 30, 2016 was $1,580.5 million, net of $19.5 million in deferred financing fees. Long-term debt at December 31, 2015 was $1,579.4 million, net of $20.6 million in deferred financing fees.

In connection with the closing of the 2024 Senior Notes and 2025 Senior Notes offerings and entering into the 2014 Revolving Credit Agreement, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over the related lives. At June 30, 2016, $21.6 million of the deferred financing fees remain unamortized, $0.6 million of which is included in “Prepaid and other assets,” $1.5 million of which is included in “Other non-current assets” and $19.5 million of which is grouped and presented as part of “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

The Company amortized $0.7 million and $0.4 million of deferred financing fees in interest expense during the three months ended June 30, 2016 and 2015, respectively. The Company amortized $1.4 million and $0.9 million of deferred financing fees in interest expense during the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016 and December 31, 2015, the fair market value of the Company’s debt obligations was $1,652.5 million and $1,638.0 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value and represents Level 2 valuations, which are based on one or more quoted prices in markets that are not considered to be active or for which all significant inputs are observable, either directly or indirectly. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

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

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s economic exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2016, the Company had outstanding foreign currency forwards with a notional amount of $24.2 million that were not designated as hedges in qualifying hedging relationships.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition:

	Unaudited Condensed
	Consolidated Statements of	As of
(in thousands)	Financial Condition Location	June 30, 2016	December 31, 2015
Non-designated hedging instruments:
Asset derivatives:
Foreign exchange contracts	Prepaid and other assets	$1,367	$640
Liability derivatives:
Foreign exchange contracts	Other accrued liabilities	$(52)	$(2)

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

The following table presents the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition and Unaudited Condensed Consolidated Statements of Income:

		Amount of Gain or (Loss) Recognized
Derivatives Not Designated as	Location of Gain or	in Income on Derivatives for the
Hedging Instruments	(Loss) Recognized	Three Months Ended June 30,
(in thousands)	in Income on Derivatives	2016	2015
Foreign exchange contracts	Other expense (income)	$700	$(1,000)

		Amount of Gain or (Loss) Recognized
Derivatives Not Designated as	Location of Gain or	in Income on Derivatives for the
Hedging Instruments	(Loss) Recognized	Six Months Ended June 30,
(in thousands)	in Income on Derivatives	2016	2015
Foreign exchange contracts	Other expense (income)	$914	$412

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

For the six months ended June 30, 2016, the Company received approximately 6.5 million shares at an average purchase price of $70.12 per share for a total value of $455.5 million under the 2015 Repurchase Program.

Since 2012 and through June 30, 2016, approximately $1.9 billion has been returned to shareholders through share repurchases and payment of cash dividends.

The following table presents cash dividends declared, deferred and distributed per common share for the periods indicated:

	Dividends
(in thousands)	Per Share	Declared	Distributed	Deferred
2016
Three Months Ended March 30,	$0.22	$22,046	$21,889	$157
Three Months Ended June 30,	0.22	21,588	21,391	197

Total	$0.44	$43,634	$43,280	$354

2015
Three Months Ended March 30,	$0.18	$20,424	$20,411	$13
Three Months Ended June 30,	0.18	20,443	20,441	2

Total	$0.36	$40,867	$40,852	$15

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased for the periods indicated:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Balance At December 31, 2015	128,200,189	(27,187,041)	101,013,148
Dividend payable/paid	104	(104)	—
Common stock issued and exercise of stock options	589,402	—	589,402
Shares withheld for tax withholding and exercises	—	(197,769)	(197,769)
Shares repurchased under stock repurchase programs	—	(4,869,423)	(4,869,423)
Balance At March 31, 2016	128,789,695	(32,254,337)	96,535,358
Dividend payable/paid	110	(110)	—
Common stock issued and exercise of stock options	89,816	—	89,816
Shares withheld for tax withholding and exercises	—	(8,355)	(8,355)
Shares repurchased under stock repurchase programs	—	(1,626,450)	(1,626,450)
Shares issued to Directors	6,959	(6,273)	686
Balance At June 30, 2016	128,886,580	(33,895,525)	94,991,055

8. INCOME TAXES

The Company’s provision for income taxes was $64.0 million and $59.4 million for the six months ended June 30, 2016 and 2015, respectively. These amounts reflect effective tax rates of 33.5% and 36.0% for the six months ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily driven by efforts to better align our tax profile with our global operating footprint.

The Company is under examination by the IRS and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as India, and states in which the Company has significant business operations, such as New York. The tax years currently under examination vary by jurisdiction but include years ranging from 2005 through 2015. As a result of having previously been a member of the Morgan Stanley consolidated group, the Company may have future settlements with Morgan Stanley related to the ultimate disposition of their New York State and New York City examination relating to the tax years 2007 and 2008 and their IRS examination relating to the tax years 2006 through 2008. The Company does not believe it has any material exposure to the New York State and New York City examinations. Additionally, the Company believes it has adequate reserves for any tax issues that may arise out of the IRS examination relating to the tax years 2006 through 2008 and therefore does not believe any related settlement with Morgan Stanley will have a material impact.

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

The CODM measures and evaluates reportable segments based on segment Adjusted EBITDA and key performance indicators, which include operating revenues and other items. The Company excludes the following items from segment Adjusted EBITDA: income (loss) from discontinued operations, net of income taxes, provision for income taxes, other expense (income), net, depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and certain transactions or adjustments that the CODM does not primarily consider for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net income and are included in the reconciliation that follows.

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

The following table presents operating revenue by the reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Operating revenues
Index	$152,117	$140,131	$296,730	$273,685
Analytics	112,393	107,570	222,656	214,415
All Other	26,086	22,879	50,038	45,249
Total	$290,596	$270,580	$569,424	$533,349

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Index Adjusted EBITDA	$106,518	$98,017	$206,567	$191,070
Analytics Adjusted EBITDA	33,302	21,264	63,662	35,344
All Other Adjusted EBITDA	6,207	(1,010)	8,947	(492)
Total operating segment profitability	146,027	118,271	279,176	225,922
Amortization of intangible assets	11,943	11,695	23,783	23,397
Depreciation and amortization of property, equipment and leasehold improvements	8,393	8,065	16,561	15,272
Operating income	125,691	98,511	238,832	187,253
Other expense (income), net	25,147	11,095	47,511	22,177
Provision for income taxes	33,587	31,399	63,997	59,435
Income from continuing operations	66,957	56,017	127,324	105,641
Income (loss) from discontinued operations, net of income taxes	—	—	—	(5,797)
Net income	$66,957	$56,017	$127,324	$99,844

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue for the periods indicated by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues
Americas:
United States	$134,719	$130,057	$272,364	$255,673
Other	11,388	10,375	21,970	20,230
Total Americas	146,107	140,432	294,334	275,903

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	43,976	42,155	86,586	82,396
Other	63,435	55,380	116,874	110,309
Total EMEA	107,411	97,535	203,460	192,705

Asia & Australia:
Japan	13,563	10,958	26,203	22,560
Other	23,515	21,655	45,427	42,181
Total Asia & Australia	37,078	32,613	71,630	64,741

Total	$290,596	$270,580	$569,424	$533,349

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

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	June 30,	December 31,
	2016	2015
	(in thousands)
Long-lived assets
Americas:
United States	$1,896,829	$1,916,689
Other	1,910	2,279
Total Americas	1,898,739	1,918,968

EMEA:
United Kingdom	98,448	110,261
Other	20,806	16,849
Total EMEA	119,254	127,110

Asia & Australia:
Japan	518	570
Other	8,095	9,389
Total Asia & Australia	8,613	9,959

Total	$2,026,606	$2,056,037

10. SUBSEQUENT EVENTS

On July 27, 2016, the Board of Directors declared a cash dividend of $0.28 per share for third quarter 2016. The third quarter 2016 dividend is payable on August 31, 2016 to shareholders of record as of the close of trading on August 15, 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and its subsidiaries as of June 30, 2016, and the related condensed consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30, 2016 and June 30, 2015 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2016 and June 30, 2015. These interim financial statements are the responsibility of the Company’s management.

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
July 29, 2016

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

Except as the context otherwise indicates, the terms “MSCI,” the “Company,” “we,” “our” and “us” refer to MSCI Inc., together with its subsidiaries.

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

Our products and services include indexes and analytical models; ratings and analysis that enable institutional investors to integrate environmental, social and governance (“ESG”) factors into their investment strategies; and analysis of real estate in both privately and publicly owned portfolios. Clients use our content and applications to help construct portfolios and allocate assets. Our analytical tools help them measure and manage risk across all major asset classes. MSCI products and services can also be customized to meet the specific needs of our clients. As of June 30, 2016, we had approximately 6,400 clients across 83 countries. To calculate the number of clients, we may count certain affiliates, user locations, or business units within a single organization as separate clients. If we aggregate all related clients under their respective parent entity, the number of clients would be approximately 3,850, as of June 30, 2016. We had offices in 34 cities in 22 countries to help serve our diverse client base, with 51.8% of our revenues coming from clients in the Americas, 35.6% in Europe, the Middle East and Africa (“EMEA”) and 12.6% in Asia and Australia.

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

For the six months ended June 30, 2016, we received approximately 6.5 million shares at an average purchase price of $70.12 per share for a total value of $455.5 million under the 2015 Repurchase Program.

Since 2012 and through June 30, 2016, approximately $1.9 billion has been returned to shareholders through share repurchases and the payment of cash dividends.

The weighted average shares outstanding used in calculating our diluted earnings per share decreased by 14.2% and 13.1% for the three and six months ended June 30, 2016, respectively, reflecting the impact of the share repurchase programs, partially offset by the impact of restricted stock units and stock options converting to shares.

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

The discussion of our results of operations for the three months ended June 30, 2016 and 2015 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The following table presents the results of operations for the periods indicated:

	Three Months Ended
	June 30,
	2016	2015	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$290,596	$270,580	$20,016	7.4%
Operating expenses:
Cost of revenues	62,130	67,394	(5,264)	(7.8%)
Selling and marketing	41,854	42,028	(174)	(0.4%)
Research and development	18,566	20,807	(2,241)	(10.8%)
General and administrative	22,019	22,080	(61)	(0.3%)
Amortization of intangible assets	11,943	11,695	248	2.1%
Depreciation and amortization of property, equipment and leasehold improvements	8,393	8,065	328	4.1%
Total operating expenses	164,905	172,069	(7,164)	(4.2%)
Operating income	125,691	98,511	27,180	27.6%
Other expense (income), net	25,147	11,095	14,052	126.7%
Income from continuing operations before provision for income taxes	100,544	87,416	13,128	15.0%
Provision for income taxes	33,587	31,399	2,188	7.0%
Income from continuing operations	66,957	56,017	10,940	19.5%
Income from discontinued operations, net of income taxes	—	—	—	—
Net income	$66,957	$56,017	$10,940	19.5%

Earnings per basic common share:
From continuing operations	$0.69	$0.50	$0.19	38.0%
From discontinued operations	—	—	—	—
Earnings per basic common share	$0.69	$0.50	$0.19	38.0%

Earnings per diluted common share:
From continuing operations	$0.69	$0.50	$0.19	38.0%
From discontinued operations	—	—	—	—
Earnings per diluted common share	$0.69	$0.50	$0.19	38.0%

Operating margin	43.3%	36.4%

Operating Revenues

Our revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring amounts. We also group revenues by major product or reportable segment as follows: Index, Analytics and All Other, which includes ESG and Real Estate products.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended
	June 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$232,732	$215,566	$17,166	8.0%
Asset-based fees	49,634	51,160	(1,526)	(3.0%)
Non-recurring	8,230	3,854	4,376	113.5%

Total operating revenues	$290,596	$270,580	$20,016	7.4%

Total operating revenues grew 7.4% to $290.6 million for the three months ended June 30, 2016 compared to $270.6 million for the three months ended June 30, 2015.

Revenues from recurring subscriptions increased 8.0% to $232.7 million for the three months ended June 30, 2016 compared to $215.6 million for the three months ended June 30, 2015, primarily driven by an increase of $9.6 million, or 11.0%, in Index recurring subscriptions and an increase of $1.8 million, or 19.6%, in ESG recurring subscriptions. Analytics recurring subscriptions grew $4.1 million, or 3.8%, and Real Estate recurring subscriptions grew $1.7 million, or 13.5%, on the timing of report deliveries. The impact on total recurring subscriptions from foreign currency exchange rate fluctuations was negligible.

Revenues from asset-based fees decreased 3.0% to $49.6 million for the three months ended June 30, 2016 compared to $51.2 million for the three months ended June 30, 2015. The decrease in asset-based fees was due to a decline in revenue from ETFs linked to MSCI indexes, driven by a decline in the average basis point fee, primarily due to a market decline of non-US exposures in AUMs in ETFs linked to MSCI indexes and changes in product mix. The decline in revenue from ETFs linked to MSCI indexes was partially offset by higher revenues from futures and options contracts based on MSCI indexes and non-ETF institutional passive funds. Approximately two-thirds of the underlying securities included in the average assets under management (“AUM”) of our index-linked investment products are denominated in currencies other than the U.S. dollar and subject to foreign currency exchange rate fluctuations.

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended(1)
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
(in billions)	2015	2015	2015	2015	2016	2016
AUM in ETFs linked to MSCI Indexes(2)	$418.0	$435.4	$390.2	$433.4	$438.3	$439.7

Sequential Change in Value
Market Appreciation/(Depreciation)	$13.0	$(6.9)	$(48.2)	$14.5	$(1.7)	$(2.5)
Cash Inflows	31.7	24.3	3.0	28.7	6.6	3.9
Total Change	$44.7	$17.4	$(45.2)	$43.2	$4.9	$1.4

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

As of June 30, 2016, the value of AUM in ETFs linked to MSCI equity indexes was $439.7 billion, up $4.3 billion, or 1.0%, from $435.4 billion as of June 30, 2015. Of the $439.7 billion of AUM in ETFs linked to MSCI equity indexes as of June 30, 2016, 51.8% were linked to developed markets outside of the U.S., 23.7% were linked to U.S. market indexes, 19.5% were linked to emerging market indexes and 5.0% were linked to other global indexes.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average
	2015				2016
(in billions)	March	June	September	December	March	June
AUM in ETFs linked to MSCI Indexes	$392.5	$441.4	$418.2	$423.3	$407.9	$438.8

Non-recurring revenues increased 113.5% to $8.2 million for the three months ended June 30, 2016, compared to $3.9 million for the three months ended June 30, 2015, primarily due to a payment received for the use of our indexes in connection with derivative products.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended
	June 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$97,139	$87,530	$9,609	11.0%
Asset-based fees	49,634	51,160	(1,526)	(3.0%)
Non-recurring	5,344	1,441	3,903	270.9%
Index total	152,117	140,131	11,986	8.6%

Analytics
Recurring subscriptions	110,452	106,372	4,080	3.8%
Non-recurring	1,941	1,198	743	62.0%
Analytics total	112,393	107,570	4,823	4.5%

All Other
Recurring subscriptions	25,141	21,664	3,477	16.0%
Non-recurring	945	1,215	(270)	(22.2%)
All Other total	26,086	22,879	3,207	14.0%

Total operating revenues	$290,596	$270,580	$20,016	7.4%

Refer to the section that follows titled, “Segment Results” for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended
	June 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$62,130	$67,394	$(5,264)	(7.8%)
Selling and marketing	41,854	42,028	(174)	(0.4%)
Research and development	18,566	20,807	(2,241)	(10.8%)
General and administrative	22,019	22,080	(61)	(0.3%)
Amortization of intangible assets	11,943	11,695	248	2.1%
Depreciation and amortization of property, equipment and leasehold improvements	8,393	8,065	328	4.1%
Total operating expenses	$164,905	$172,069	$(7,164)	(4.2%)

Operating expenses decreased 4.2% to $164.9 million for the three months ended June 30, 2016 compared to $172.1 million for the three months ended June 30, 2015, primarily due to a decline in compensation and benefits costs, reflecting strong overall expense management and the ongoing improvement of the cost structure of the Analytics product line. Adjusting for the impact of foreign currency exchange rate fluctuations, operating expenses would have decreased 2.6% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Cost of Revenues

Cost of revenues consists of costs related to the production and servicing of our products and services and primarily includes related information technology costs, including data center, platform and infrastructure costs; costs to acquire, produce and maintain market data information; costs of research to support, maintain and rebalance existing products; costs of product management teams; costs of client service and consultant teams to support customer needs; and other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs. Cost of revenues decreased 7.8% to $62.1 million for the three months ended June 30, 2016 compared to $67.4 million for the three months ended June 30, 2015, primarily driven by strong expense management, as reflected by lower compensation and benefits costs associated with lower staffing levels and severance, as well as a decrease in non-compensation information technology and occupancy costs.

Selling and Marketing

Selling and marketing consists of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales force and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations. Selling and marketing expenses were $41.9 million and $42.0 million for the three months ended June 30, 2016 and 2015, respectively. A decline in severance was offset by higher compensation and benefits costs, as well as higher marketing costs.

Research and Development

R&D consists of the costs to develop new, or to enhance existing, products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily includes the costs of development, research, product management, project management and the technology support associated with these efforts. R&D expenses decreased 10.8% to $18.6 million for the three months ended June 30, 2016 compared to $20.8 million for the three months ended June 30, 2015, primarily due to lower compensation and benefits costs within the technology group in Analytics due to improved expense management and higher capitalized costs related to strategic projects.

General and Administrative

G&A consists of costs primarily related to finance operations, human resources, the office of the Chief Executive Officer, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service. G&A expenses were $22.0 million and $22.1 million for the three months ended June 30, 2016 and 2015, respectively.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended
	June 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$103,427	$110,866	$(7,439)	(6.7%)
Non-compensation expenses	41,142	41,443	(301)	(0.7%)
Amortization of intangible assets	11,943	11,695	248	2.1%
Depreciation and amortization of property, equipment and leasehold improvements	8,393	8,065	328	4.1%
Total operating expenses	$164,905	$172,069	$(7,164)	(4.2%)

Compensation and benefits costs are our most significant expense and typically represent more than 60% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 2,750 and 2,779 employees as of June 30, 2016 and 2015, respectively. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of June 30, 2016, 54.3% of our employees were located in emerging market centers compared to 51.1% as of June 30, 2015.

Compensation and benefits expenses decreased 6.7% to $103.4 million for the three months ended June 30, 2016 compared to $110.9 million for the three months ended June 30, 2015, driven by lower average staffing levels and growth in emerging market centers.

Non-compensation expenses decreased 0.7% to $41.1 million for the three months ended June 30, 2016 compared to $41.4 million for the three months ended June 30, 2015.

Amortization of Intangible Assets

Amortization of intangible assets expense increased 2.1% to $11.9 million for the three months ended June 30, 2016 compared to $11.7 million for the three months ended June 30, 2015.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements increased 4.1% to $8.4 million for the three months ended June 30, 2016 compared to $8.1 million for the three months ended June 30, 2015.

Other Expense (Income), Net

Other expense (income), net increased 126.7% to $25.1 million for the three months ended June 30, 2016 compared to $11.1 million for the three months ended June 30, 2015. The increase was driven by $11.8 million of higher interest expense resulting from the increased level of indebtedness, as well as a $3.7 million charge for estimated losses associated with miscellaneous transactions.

Income Taxes

The provision for income tax expense increased 7.0% to $33.6 million for the three months ended June 30, 2016 compared to $31.4 million for the three months ended June 30, 2015 on higher income from continuing operations, partially offset by a decline in the effective tax rate. These amounts reflect effective tax rates of 33.4% and 35.9% for the three months ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily driven by efforts to better align our tax profile with our global operating footprint.

Net Income

As a result of the factors described above, net income for the three months ended June 30, 2016 increased 19.5% to $67.0 million compared to $56.0 million for the three months ended June 30, 2015.

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

Adjusted EBITDA and Adjusted EBITDA expenses are believed to be meaningful measures of the operating performance of the Company because they adjust for one-time, unusual or non-recurring items as well as eliminating the accounting effects of capital spending and acquisitions that do not directly affect what management considers to be the Company’s core operating performance. All companies do not calculate adjusted EBITDA and adjusted EBITDA expenses in the same way. These measures can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Accordingly, the Company’s computation of the Adjusted EBITDA and Adjusted EBITDA expenses measures may not be comparable to similarly titled measures computed by other companies.

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Three Months Ended
	June 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues	$290,596	$270,580	$20,016	7.4%
Adjusted EBITDA expenses	144,569	152,309	(7,740)	(5.1%)
Adjusted EBITDA	$146,027	$118,271	$27,756	23.5%
Adjusted EBITDA margin %	50.3%	43.7%
Operating margin %	43.3%	36.4%

Adjusted EBITDA increased 23.5% to $146.0 million for the three months ended June 30, 2016 compared to $118.3 million for the three months ended June 30, 2015. Adjusted EBITDA margin increased to 50.3% for the three months ended June 30, 2016 compared to 43.7% for the three months ended June 30, 2015. The improvement in margin reflects solid growth in operating revenues, primarily attributable to growth in recurring subscriptions, combined with lower Adjusted EBITDA expenses, reflecting strong expense management.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended
	June 30,
	2016	2015
	(in thousands)
Index Adjusted EBITDA	$106,518	$98,017
Analytics Adjusted EBITDA	33,302	21,264
All Other Adjusted EBITDA	6,207	(1,010)
Consolidated Adjusted EBITDA	146,027	118,271
Amortization of intangible assets	11,943	11,695
Depreciation and amortization of property, equipment and leasehold improvements	8,393	8,065
Operating income	125,691	98,511
Other expense (income), net	25,147	11,095
Provision for income taxes	33,587	31,399
Income from continuing operations	66,957	56,017
Income (loss) from discontinued operations, net of income taxes	—	—
Net income	$66,957	$56,017

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended
	June 30,
	2016	2015
	(in thousands)
Index Adjusted EBITDA expenses	$45,599	$42,114
Analytics Adjusted EBITDA expenses	79,091	86,306
All Other Adjusted EBITDA expenses	19,879	23,889
Consolidated Adjusted EBITDA expenses	144,569	152,309
Amortization of intangible assets	11,943	11,695
Depreciation and amortization of property, equipment and leasehold improvements	8,393	8,065
Total operating expenses	$164,905	$172,069

The discussion of our segment results for the three months ended June 30, 2016 and 2015 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended
	June 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$97,139	$87,530	$9,609	11.0%
Asset-based fees	49,634	51,160	(1,526)	(3.0%)
Non-recurring	5,344	1,441	3,903	270.9%
Operating revenues total	152,117	140,131	11,986	8.6%
Adjusted EBITDA expenses	45,599	42,114	3,485	8.3%
Adjusted EBITDA	$106,518	$98,017	$8,501	8.7%
Adjusted EBITDA margin %	70.0%	69.9%

Revenues related to Index products increased 8.6% to $152.1 million for the three months ended June 30, 2016 compared to $140.1 million for the three months ended June 30, 2015.

Recurring subscriptions were up 11.0% to $97.1 million for the three months ended June 30, 2016 compared to $87.5 million for the three months ended June 30, 2015, primarily driven by growth in benchmark and data products broadly, with growth in core products, usage fees and custom, factor and thematic products.

Revenues from asset-based fees decreased 3.0% to $49.6 million for the three months ended June 30, 2016 compared to $51.2 million for the three months ended June 30, 2015. The decrease in asset-based fees was due to a decline in revenue from ETFs linked to MSCI indexes, driven by a decline in the average basis point fee, primarily due to a market decline of non-US exposures in AUMs in ETFs linked to MSCI indexes and changes in product mix. The decline in revenue from ETFs linked to MSCI indexes was partially offset by higher revenues from futures and options contracts based on MSCI indexes and non-ETF institutional passive funds.

Non-recurring revenues increased 270.9% to $5.3 million for the three months ended June 30, 2016, compared to $1.4 million for the three months ended June 30, 2015, primarily due to a payment received for the use of our indexes in connection with derivative products.

Index segment Adjusted EBITDA expenses increased 8.3% to $45.6 million for the three months ended June 30, 2016 compared to $42.1 million for the three months ended June 30, 2015, primarily reflecting higher compensation and benefits costs mainly related to selling and marketing. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 10.4% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended
	June 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$110,452	$106,372	$4,080	3.8%
Non-recurring	1,941	1,198	743	62.0%
Operating revenues total	112,393	107,570	4,823	4.5%
Adjusted EBITDA expenses	79,091	86,306	(7,215)	(8.4%)
Adjusted EBITDA	$33,302	$21,264	$12,038	56.6%
Adjusted EBITDA margin %	29.6%	19.8%

Analytics segment revenues increased 4.5% to $112.4 million for the three months ended June 30, 2016 compared to $107.6 million for the three months ended June 30, 2015, primarily driven by higher revenues from the RiskManager and equity models products. There was a negligible impact from foreign currency exchange rate fluctuations on Analytics operating revenues for the three months ended June 30, 2016.

Analytics segment Adjusted EBITDA expenses decreased 8.4% to $79.1 million for the three months ended June 30, 2016 compared to $86.3 million for the three months ended June 30, 2015, primarily driven by lower compensation and benefits costs within the technology group and the ongoing improvement of the cost structure of the Analytics product line. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have decreased 7.0% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Three Months Ended
	June 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$25,141	$21,664	$3,477	16.0%
Non-recurring	945	1,215	(270)	(22.2%)
Operating revenues total	26,086	22,879	3,207	14.0%
Adjusted EBITDA expenses	19,879	23,889	(4,010)	(16.8%)
Adjusted EBITDA	$6,207	$(1,010)	$7,217	714.6%
Adjusted EBITDA margin %	23.8%	(4.4%)

All Other segment revenues increased 14.0% to $26.1 million for the three months ended June 30, 2016 compared to $22.9 million for the three months ended June 30, 2015. The increase in All Other revenues was driven by a $1.8 million, or 19.6%, increase in ESG revenues to $11.0 million and a $1.4 million, or 10.3%, increase in Real Estate revenues to $15.1 million. The increase in ESG revenues was driven by higher sales of the ESG Ratings product. The increase in Real Estate revenues during the three months ended June 30, 2016 primarily reflects the impact of the timing of Portfolio Analysis Service report deliveries, as well as growth in market information product revenues. Adjusting for the impact of foreign currency exchange rate fluctuations, Real Estate products would have increased 12.6% and the All Other segment would have increased 15.4% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

All Other segment Adjusted EBITDA expenses decreased 16.8% to $19.9 million for the three months ended June 30, 2016 compared to $23.9 million for the three months ended June 30, 2015, primarily driven by lower compensation and benefits costs attributable to Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have decreased 14.7% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following table presents the results of operations for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$569,424	$533,349	$36,075	6.8%
Operating expenses:
Cost of revenues	125,302	137,298	(11,996)	(8.7%)
Selling and marketing	83,543	83,676	(133)	(0.2%)
Research and development	37,494	43,996	(6,502)	(14.8%)
General and administrative	43,909	42,457	1,452	3.4%
Amortization of intangible assets	23,783	23,397	386	1.6%
Depreciation and amortization of property, equipment and leasehold improvements	16,561	15,272	1,289	8.4%
Total operating expenses	330,592	346,096	(15,504)	(4.5%)
Operating income	238,832	187,253	51,579	27.5%
Other expense (income), net	47,511	22,177	25,334	114.2%
Income from continuing operations before provision for income taxes	191,321	165,076	26,245	15.9%
Provision for income taxes	63,997	59,435	4,562	7.7%
Income from continuing operations	127,324	105,641	21,683	20.5%
Income from discontinued operations, net of income taxes	—	(5,797)	5,797	(100.0%)
Net income	$127,324	$99,844	$27,480	27.5%

Earnings per basic common share:
From continuing operations	$1.30	$0.94	$0.36	38.3%
From discontinued operations	—	(0.05)	0.05	(100.0%)
Earnings per basic common share	$1.30	$0.89	$0.41	46.1%

Earnings per diluted common share:
From continuing operations	$1.29	$0.93	$0.36	38.7%
From discontinued operations	—	(0.05)	0.05	(100.0%)
Earnings per diluted common share	$1.29	$0.88	$0.41	46.6%

Operating margin	41.9%	35.1%

The following table presents operating revenues by type for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$458,070	$427,852	$30,218	7.1%
Asset-based fees	98,333	97,040	1,293	1.3%
Non-recurring	13,021	8,457	4,564	54.0%

Total operating revenues	$569,424	$533,349	$36,075	6.8%

Total operating revenues grew 6.8% to $569.4 million for the six months ended June 30, 2016 compared to $533.3 million for the six months ended June 30, 2015.

Revenues from recurring subscriptions increased 7.1% to $458.1 million for the six months ended June 30, 2016 compared to $427.9 million for the six months ended June 30, 2015, driven by strong growth in Index, which increased $18.2 million, or 10.5%, as well as growth in All Other, which increased $4.7 million, or 10.9%.

Revenues from asset-based fees increased 1.3% to $98.3 million for the six months ended June 30, 2016 compared to $97.0 million for the six months ended June 30, 2015, primarily driven by higher revenues from non-ETF institutional passive funds and futures and options contracts linked to MSCI indexes, partially offset by a decrease in revenue from ETFs linked to MSCI indexes.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the year-to-date periods indicated:

	Year-to-Date Average
	2015				2016
	March	June	September	December	March	June
AUM in ETFs linked to MSCI Indexes	$392.5	$417.0	$417.4	$418.8	$407.9	$423.5

Non-recurring revenues increased 54.0% to $13.0 million for the six months ended June 30, 2016, compared to $8.5 million for the six months ended June 30, 2015, primarily due to a payment received for the use of our indexes in connection with derivative products.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$190,784	$172,590	$18,194	10.5%
Asset-based fees	98,333	97,040	1,293	1.3%
Non-recurring	7,613	4,055	3,558	87.7%
Index total	296,730	273,685	23,045	8.4%

Analytics
Recurring subscriptions	219,082	211,806	7,276	3.4%
Non-recurring	3,574	2,609	965	37.0%
Analytics total	222,656	214,415	8,241	3.8%

All Other
Recurring subscriptions	48,204	43,456	4,748	10.9%
Non-recurring	1,834	1,793	41	2.3%
All Other total	50,038	45,249	4,789	10.6%

Total operating revenues	$569,424	$533,349	$36,075	6.8%

Refer to the section that follows titled, “Segment Results” for further discussion of segment revenues.

Operating Expenses

The following table presents operating expenses by activity category for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$125,302	$137,298	$(11,996)	(8.7%)
Selling and marketing	83,543	83,676	(133)	(0.2%)
Research and development	37,494	43,996	(6,502)	(14.8%)
General and administrative	43,909	42,457	1,452	3.4%
Amortization of intangible assets	23,783	23,397	386	1.6%
Depreciation and amortization of property, equipment and leasehold improvements	16,561	15,272	1,289	8.4%
Total operating expenses	$330,592	$346,096	$(15,504)	(4.5%)

Operating expenses decreased 4.5% to $330.6 million for the six months ended June 30, 2016 compared to $346.1 million for the six months ended June 30, 2015, primarily due to a decline in compensation and benefits costs, reflecting strong overall expense management and the ongoing improvement of the Analytics product line. In addition, the six months ended June 30, 2015 was higher by $3.4 million due to a non-cash charge recorded within R&D. Adjusting for the impact of foreign currency exchange rate fluctuations, operating expenses would have decreased 2.6% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Cost of Revenues

Cost of revenues decreased 8.7% to $125.3 million for the six months ended June 30, 2016 compared to $137.3 million for the six months ended June 30, 2015, primarily driven by strong expense management, particularly in the Analytics segment, as reflected by lower compensation and benefits costs associated with lower staffing levels and severance, as well as a decrease in non-compensation information technology and occupancy costs.

Selling and Marketing

Selling and marketing expenses were $83.5 million and $83.7 million for the six months ended June 30, 2016 and 2015, respectively. An increase in ongoing compensation and benefits costs was mitigated by lower severance costs.

Research and Development

R&D expenses decreased 14.8% to $37.5 million for the six months ended June 30, 2016 compared to $44.0 million for the six months ended June 30, 2015, primarily due an increase in capitalized software development costs. This includes a non-cash charge of $3.4 million related to the termination of a technology project in the Analytics segment recognized during the six months ended June 30, 2015.

General and Administrative

G&A expenses increased 3.4% to $43.9 million for the six months ended June 30, 2016 compared to $42.5 million for the six months ended June 30, 2015, primarily driven by higher compensation and benefits costs, mainly related to severance, and an increase in non-compensation costs, mainly due to higher professional fees for corporate projects.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$210,192	$226,337	$(16,145)	(7.1%)
Non-compensation expenses	80,056	81,090	(1,034)	(1.3%)
Amortization of intangible assets	23,783	23,397	386	1.6%
Depreciation and amortization of property, equipment and leasehold improvements	16,561	15,272	1,289	8.4%
Total operating expenses	$330,592	$346,096	$(15,504)	(4.5%)

Compensation and benefits expenses decreased 7.1% to $210.2 million for the six months ended June 30, 2016 compared to $226.3 million for the six months ended June 30, 2015, driven by lower average staffing levels as well as an increase in capitalized software development costs including a non-cash charge of $2.9 million related to the termination of a technology project in the Analytics segment recognized during the six months ended June 30, 2015.

Non-compensation expenses decreased 1.3% to $80.1 million for the six months ended June 30, 2016 compared to $81.1 million for the six months ended June 30, 2015, primarily driven by a decrease in occupancy and information technology costs as well as a non-cash charge of $0.5 million related to the termination of a technology project in the Analytics segment recognized during the six months ended June 30, 2015. These decreases were partially offset by increases in costs related to recruiting, travel & entertainment and other expense items.

Amortization of Intangible Assets

Amortization of intangible assets expense increased 1.6% to $23.8 million for the six months ended June 30, 2016 compared to $23.4 million for the six months ended June 30, 2015.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements increased 8.4% to $16.6 million for the six months ended June 30, 2016 compared to $15.3 million for the six months ended June 30, 2015, primarily reflecting higher depreciation of investments made in our information technology infrastructure.

Other Expense (Income), Net

Other expense (income), net increased 114.2% to $47.5 million for the six months ended June 30, 2016 compared to $22.2 million for the six months ended June 30, 2015, primarily driven by $23.6 million of higher interest expense resulting from the increased level of indebtedness as well as a $3.7 million charge for estimated losses associated with miscellaneous transactions.

Income Taxes

The provision for income tax expense increased 7.7% to $64.0 million for the six months ended June 30, 2016 compared to $59.4 million for the six months ended June 30, 2015 on higher income from continuing operations, partially offset by a decline in the effective tax rate. These amounts reflect effective tax rates of 33.5% and 36.0% for the six months ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily driven by efforts to better align our tax profile with our global operating footprint.

Net Income

As a result of the factors described above, net income for the six months ended June 30, 2016 increased 27.5% to $127.3 million compared to $99.8 million for the six months ended June 30, 2015.

Adjusted EBITDA

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues	$569,424	$533,349	$36,075	6.8%
Adjusted EBITDA expenses	290,248	307,427	(17,179)	(5.6%)
Adjusted EBITDA	$279,176	$225,922	$53,254	23.6%
Adjusted EBITDA margin %	49.0%	42.4%
Operating margin %	41.9%	35.1%

Adjusted EBITDA increased 23.6% to $279.2 million for the six months ended June 30, 2016 compared to $225.9 million for the six months ended June 30, 2015. Adjusted EBITDA margin increased to 49.0% for the six months ended June 30, 2016 compared to 42.4% for the six months ended June 30, 2015. The improvement in margin reflects solid growth in operating revenues, primarily attributable to growth in Index subscriptions, combined with lower Adjusted EBITDA expenses, reflecting strong expense management.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Index Adjusted EBITDA	$206,567	$191,070
Analytics Adjusted EBITDA	63,662	35,344
All Other Adjusted EBITDA	8,947	(492)
Consolidated Adjusted EBITDA	279,176	225,922
Amortization of intangible assets	23,783	23,397
Depreciation and amortization of property, equipment and leasehold improvements	16,561	15,272
Operating income	238,832	187,253
Other expense (income), net	47,511	22,177
Provision for income taxes	63,997	59,435
Income from continuing operations	127,324	105,641
Income (loss) from discontinued operations, net of income taxes	—	(5,797)
Net income	$127,324	$99,844

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Index Adjusted EBITDA expenses	$90,163	$82,615
Analytics Adjusted EBITDA expenses	158,994	179,071
All Other Adjusted EBITDA expenses	41,091	45,741
Consolidated Adjusted EBITDA expenses	290,248	307,427
Amortization of intangible assets	23,783	23,397
Depreciation and amortization of property, equipment and leasehold improvements	16,561	15,272
Total operating expenses	$330,592	$346,096

The discussion of our segment results for the six months ended June 30, 2016 and 2015 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$190,784	$172,590	$18,194	10.5%
Asset-based fees	98,333	97,040	1,293	1.3%
Non-recurring	7,613	4,055	3,558	87.7%
Operating revenues total	296,730	273,685	23,045	8.4%
Adjusted EBITDA expenses	90,163	82,615	7,548	9.1%
Adjusted EBITDA	$206,567	$191,070	$15,497	8.1%
Adjusted EBITDA margin %	69.6%	69.8%

Revenues related to Index products increased 8.4% to $296.7 million for the six months ended June 30, 2016 compared to $273.7 million for the six months ended June 30, 2015.

Recurring subscriptions were up 10.5% to $190.8 million for the six months ended June 30, 2016 compared to $172.6 million for the six months ended June 30, 2015, primarily driven by growth in benchmark and data products.

Revenues from asset-based fees increased 1.3% to $98.3 million for the six months ended June 30, 2016 compared to $97.0 million for the six months ended June 30, 2015, primarily driven by higher revenues from non-ETF institutional passive funds and futures and options contracts linked to MSCI indexes, partially offset by lower revenue from ETFs linked to MSCI indexes.

Non-recurring revenues increased 87.7% to $7.6 million for the six months ended June 30, 2016, compared to $4.1 million for the six months ended June 30, 2015, primarily due to a payment received for the use of our indexes in connection with derivative products.

Index segment Adjusted EBITDA expenses increased 9.1% to $90.2 million for the six months ended June 30, 2016 compared to $82.6 million for the six months ended June 30, 2015, primarily reflecting higher compensation and benefits costs mainly within the selling and marketing, R&D and G&A areas. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 11.7% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$219,082	$211,806	$7,276	3.4%
Non-recurring	3,574	2,609	965	37.0%
Operating revenues total	222,656	214,415	8,241	3.8%
Adjusted EBITDA expenses	158,994	179,071	(20,077)	(11.2%)
Adjusted EBITDA	$63,662	$35,344	$28,318	80.1%
Adjusted EBITDA margin %	28.6%	16.5%

Analytics segment revenues increased 3.8% to $222.7 million for the six months ended June 30, 2016 compared to $214.4 million for the six months ended June 30, 2015, primarily driven by higher recurring subscriptions from RiskManager and equity models products, partially offset by lower recurring subscriptions from the BarraOne product.

Analytics segment Adjusted EBITDA expenses decreased 11.2% to $159.0 million for the six months ended June 30, 2016 compared to $179.1 million for the six months ended June 30, 2015, primarily driven by lower compensation and benefits costs, reflecting lower staffing levels and higher capitalized software development costs, including a non-cash charge of $3.4 million related to the termination of a technology project recognized during the six months ended June 30, 2015, as well as lower non-compensation costs, including technology, occupancy and professional fees. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have decreased 9.7% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$48,204	$43,456	$4,748	10.9%
Non-recurring	1,834	1,793	41	2.3%
Operating revenues total	50,038	45,249	4,789	10.6%
Adjusted EBITDA expenses	41,091	45,741	(4,650)	(10.2%)
Adjusted EBITDA	$8,947	$(492)	$9,439	1918.5%
Adjusted EBITDA margin %	17.9%	(1.1%)

All Other segment revenues increased 10.6% to $50.0 million for the six months ended June 30, 2016 compared to $45.2 million for the six months ended June 30, 2015. The increase in All Other revenues was driven by a $3.7 million, or 20.4%, increase in ESG revenues to $21.7 million and a $1.1 million, or 4.1%, increase in Real Estate revenues to $28.3 million. The increase in Real Estate primarily reflects growth in market information product revenues. Adjusting for the impact of foreign currency exchange rate fluctuations, Real Estate products would have increased 6.8% and the All Other segment would have increased 12.2% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

All Other segment Adjusted EBITDA expenses decreased 10.2% to $41.1 million for the six months ended June 30, 2016 compared to $45.7 million for the six months ended June 30, 2015, primarily driven by lower compensation and benefits costs attributable to Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have decreased 7.4% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign exchange rates; and
•	the impact of acquisitions and dispositions.

The following table presents the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
	June 30,	June 30,	March 31,	Year-Over-Year	Sequential
	2016	2015	2016	Comparison	Comparison
	(in thousands)
Index:
Recurring subscriptions	$387,679	$353,026	$378,622	9.8%	2.4%
Asset-based fees	195,298	201,221	199,330	(2.9%)	(2.0%)
Index total	582,977	554,247	577,952	5.2%	0.9%

Analytics	449,062	425,433	447,024	5.6%	0.5%

All Other	86,924	83,089	86,990	4.6%	(0.1%)

Total Run Rate	$1,118,963	$1,062,769	$1,111,966	5.3%	0.6%

Recurring subscriptions total	$923,665	$861,548	$912,636	7.2%	1.2%
Asset-based fees	195,298	201,221	199,330	(2.9%)	(2.0%)
Total Run Rate	$1,118,963	$1,062,769	$1,111,966	5.3%	0.6%

Total Run Rate grew 5.3% to $1,119.0 million at June 30, 2016 compared to $1,062.8 million at June 30, 2015. Recurring subscriptions Run Rate grew 7.2% to $923.7 million at June 30, 2016 compared to $861.5 million at June 30, 2015. There was a negligible impact from foreign currency exchange rate fluctuations on recurring subscriptions Run Rate at June 30, 2016.

Run Rate from asset-based fees decreased 2.9% to $195.3 million at June 30, 2016 from $201.2 million at June 30, 2015, primarily driven by lower growth in ETFs linked to MSCI indexes, partially offset by higher growth in non-ETF institutional passive funds and futures and options contracts based on MSCI indexes. As of June 30, 2016, the value of AUM in ETFs linked to MSCI indexes was $439.7 billion, up $4.3 billion, or 1.0%, from $435.4 billion as of June 30, 2015. The increase of $4.3 billion consisted of net inflows of $42.2 billion, partially offset by market depreciation of $37.9 billion.

Index recurring subscriptions Run Rate grew 9.8% to $387.7 million at June 30, 2016 compared to $353.0 million at June 30, 2015 on growth in core products, usage fees and custom, factor and thematic products. There was a negligible impact from foreign currency exchange rate fluctuations on Index recurring subscriptions Run Rate at June 30, 2016.

Run Rate from Analytics products increased 5.6% to $449.1 million at June 30, 2016 compared to $425.4 million at June 30, 2015, primarily driven by growth in sales of RiskManager, equity models and InvestorForce products. There was a negligible impact from foreign currency exchange rate fluctuations on Analytics Run Rate at June 30, 2016.

Run Rate from All Other products increased 4.6% to $86.9 million at June 30, 2016 compared to $83.1 million at June 30, 2015, driven by a $7.1 million, or 19.2%, increase in ESG Run Rate, partially offset by a $3.3 million, or 7.2%, decrease in Real Estate Run

Rate. The increase in ESG Run Rate was driven by higher sales of ESG Ratings products. Adjusting for the impact of foreign currency exchange rate fluctuations, at June 30, 2016 Real Estate Run Rate would have increased 0.7%, and All Other Run Rate would have increased 9.7% compared to June 30, 2015.

Subscription Sales

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended
	June 30,	June 30,	March 31,	Year Over	Sequential
	2016	2015	2016	Year Comparison	Comparison
	(in thousands)
New recurring subscription sales
Index	$13,139	$12,459	$13,162	5.5%	(0.2%)
Analytics	11,149	12,438	12,358	(10.4%)	(9.8%)
All Other	4,481	4,678	5,256	(4.2%)	(14.7%)
New recurring subscription sales total	28,769	29,575	30,776	(2.7%)	(6.5%)

Subscription cancellations
Index	(4,096)	(3,871)	(3,410)	5.8%	20.1%
Analytics	(9,015)	(6,447)	(5,911)	39.8%	52.5%
All Other	(2,243)	(1,852)	(1,616)	21.1%	38.8%
Subscription cancellations total	(15,354)	(12,170)	(10,937)	26.2%	40.4%

Net new recurring subscription sales
Index	9,043	8,588	9,752	5.3%	(7.3%)
Analytics	2,134	5,991	6,447	(64.4%)	(66.9%)
All Other	2,238	2,826	3,640	(20.8%)	(38.5%)
Net new recurring subscription sales total	13,415	17,405	19,839	(22.9%)	(32.4%)

Non-recurring sales
Index	5,379	2,137	3,542	151.7%	51.9%
Analytics	1,429	2,239	1,856	(36.2%)	(23.0%)
All Other	1,132	1,324	1,202	(14.5%)	(5.8%)
Non-recurring sales total	7,940	5,700	6,600	39.3%	20.3%

Total Index	$14,422	$10,725	$13,294	34.5%	8.5%
Total Analytics	3,563	8,230	8,303	(56.7%)	(57.1%)
Total All Other	3,370	4,150	4,842	(18.8%)	(30.4%)
Total net sales	$21,355	$23,105	$26,439	(7.6%)	(19.2%)

Aggregate Retention Rate

The following table presents our Aggregate Retention Rate by reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Index	95.6%	95.4%	95.9%	96.3%
Analytics	91.7%	93.8%	93.2%	93.4%
All Other	89.2%	90.7%	90.7%	90.7%

Total	93.1%	94.2%	94.1%	94.3%

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

In our product lines, the Aggregate Retention Rate is generally higher during the first three fiscal quarters and lower in the fourth fiscal quarter.

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

On July 27, 2016, the Board of Directors authorized us to explore financing options that would increase our total debt outstanding and interest expense. Any potential financing is subject to market and other conditions, and there can be no assurance that we will be able to obtain financing on the terms and conditions authorized by the Board of Directors, or assurance as to the timing of any financing.

Senior Notes and Credit Agreement

We have issued an aggregate of $1.6 billion in senior unsecured notes in two discrete private offerings of $800.0 million each. On November 20, 2014, we completed our private offering of $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “2024 Senior Notes”) and also entered into a $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”) by and among the Company, as borrower, certain of MSCI’s subsidiaries, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. We used the net proceeds from the offering of the 2024 Senior Notes, together with cash on hand, to repay in full our outstanding term loan indebtedness of $794.8 million.

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

The 2014 Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the 2014 Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the 2014 Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 3.75:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the 2014 Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of June 30, 2016, our Consolidated Leverage Ratio was 2.84:1.00 and our Consolidated Interest Coverage Ratio was 6.76:1.00.

Our non-guarantor subsidiaries of the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $205.0 million, or 18.4%, of our total revenue for the trailing 12 months ended June 30, 2016, approximately $112.0 million, or 24.6%, of our consolidated operating income for the trailing 12 months ended June 30, 2016, and approximately $437.4 million, or 15.7%, of our consolidated total assets (excluding intercompany assets) and $155.7 million, or 6.9%, of our consolidated total liabilities, in each case as of June 30, 2016.

Share Repurchases

For the six months ended June 30, 2016, the Company received approximately 6.5 million shares at an average purchase price of $70.12 per share for a total value of $455.5 million under the 2015 Repurchase Program.

Cash Dividend

On July 27, 2016, the Board of Directors declared a cash dividend of $0.28 per share for third quarter 2016. The third quarter 2016 dividend is payable on August 31, 2016 to shareholders of record as of the close of trading on August 15, 2016.

Cash Flows

	As of
	June 30,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$404,614	$777,706

Cash and cash equivalents were $404.6 million and $777.7 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, $156.0 million and $128.1 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the United States. In addition, repatriation of some foreign cash is further restricted by local laws.

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

Cash Provided by (Used In) Operating, Investing and Financing Activities

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Cash provided by operating activities	$150,107	$90,709
Cash used in investing activities	(18,425)	(18,282)
Cash used in financing activities	(501,708)	(123,418)
Effect of exchange rate changes	(3,066)	(2,787)
Net decrease in cash	$(373,092)	$(53,778)

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $150.1 million and $90.7 million for the six months ended June 30, 2016 and 2015, respectively. The year-over-year increase was primarily driven by higher cash collections attributable to higher revenues and a decrease in cash expenses, partially offset by higher interest payments.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $18.4 million and $18.3 million for the six months ended June 30, 2016 and 2015, respectively.

Cash Flows From Financing Activities

Cash used in financing activities was $501.7 million and $123.4 million for the six months ended June 30, 2016 and 2015, respectively. The year-over-year increase was substantially driven by higher share repurchases.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the six months ended June 30, 2016 and 2015, 18.0% and 18.7%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 18.0% of non-U.S dollar exposure for the six months ended June 30, 2016, 36.0% was in Euros, 34.8% was in British pounds sterling and 23.2% was in Japanese yen. Of the 18.7% of non-U.S dollar exposure for the six months ended June 30, 2015, 37.3% was in Euros, 35.6% was in British pounds sterling and 20.4% was in Japanese yen.

Revenues from index-linked investment products represented 17.3% and 18.2% of operating revenues for the six months ended June 30, 2016 and 2015, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which approximately two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.
We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 39.6% and 41.3% of our operating expenses, including operating expense attributable to income (loss) from discontinued operations, net of income taxes, for the six months ended June 30, 2016 and 2015, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Swiss francs, Hungarian forints, Euros, Hong Kong dollars, Mexican pesos and Chinese yuan. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with amounts denominated in certain foreign currencies. We recognized total foreign currency exchange gains of $0.8 million for the six months ended June 30, 2016 compared to foreign currency exchange losses of $2.5 million for the six months ended June 30 2015.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2016, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2016 and 2015 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended June 30, 2016.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1
(April 1, 2016-April 30, 2016)	48,596	$72.08	45,950	$542,697,000

Month #2
(May 1, 2016-May 31, 2016)	426,000	$75.59	421,366	$510,851,000

Month #3
(June 1, 2016-June 30, 2016)	1,160,636	$75.09	1,159,134	$423,832,000

Total	1,635,232	$75.13	1,626,450	$423,832,000

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

Dated: July 29, 2016

MSCI INC. (Registrant)

By:	/s/ Kathleen A. Winters
Kathleen A. Winters Chief Financial Officer, Principal Financial Officer

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED JUNE 30, 2016

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

†	10.3

Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan (filed as Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on April 29, 2016 and incorporated by reference herein)

†	10.4

Form of 2016 Multi-Year Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2016 Omnibus Incentive Plan (filed as Exhibit 10.7 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on April 29, 2016 and incorporated by reference herein)

*†	10.5	Form of 2016 Award Agreement for Restricted Stock Units for Managing Directors under the MSCI Inc. 2016 Omnibus Incentive Plan

†	10.6	Non-Employee Director Stock Ownership Guidelines (filed as Exhibit 10.8 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on April 29, 2016 and incorporated by reference herein)

†	10.7

MSCI Inc. Non-Employee Directors Deferral Plan, as amended (filed as Exhibit 10.9 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on April 29, 2016 and incorporated by reference herein)

	11

Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 3 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*	15.1	Letter of awareness from PricewaterhouseCoopers LLP, dated July 29, 2016, concerning unaudited interim financial information

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management compensation plan, contract or arrangement.

EX-1