Form 10-Q
period 2016-09-30
MSCI Inc.
filed 2016-10-28
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 21, 2016, there were 94,123,892 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

You can access information about MSCI Inc.’s corporate governance at http://ir.msci.com/corporate-governance.cfm, including copies of the following:

•	Charters for MSCI Inc.’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee;
•	Corporate Governance Policies;
•	Procedures for Submission of Ethical or Accounting Related Complaints; and
•	Code of Ethics and Business Conduct.

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

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to future financial performance and involve known and unknown risks, uncertainties and other factors that may cause MSCI Inc.’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond MSCI Inc.’s control and that could materially affect MSCI Inc.’s actual results, levels of activity, performance or achievements.

Other factors that could materially affect actual results, levels of activity, performance or achievements can be found in MSCI Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 26, 2016 and in quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished with the SEC. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what MSCI Inc. projected. Any forward-looking statement in this report reflects MSCI Inc.’s current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to MSCI Inc.’s operations, results of operations, growth strategy and liquidity. MSCI Inc. assumes no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$974,062	$777,706
Accounts receivable (net of allowances of $1,212 and $1,117 at September 30, 2016 and December 31, 2015, respectively)	235,803	208,239
Prepaid income taxes	20,585	46,115
Prepaid and other assets	31,913	31,211
Total current assets	1,262,363	1,063,271
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $133,237 and $114,680 at September 30, 2016 and December 31, 2015, respectively)	99,259	98,926
Goodwill	1,558,431	1,565,621
Intangible assets (net of accumulated amortization of $451,990 and $418,512 at September 30, 2016 and December 31, 2015, respectively)	358,431	391,490
Deferred tax assets	9,793	9,180
Other non-current assets	18,807	18,499
Total assets	$3,307,084	$3,146,987

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,249	$2,512
Accrued compensation and related benefits	96,428	116,619
Other accrued liabilities	75,836	61,433
Deferred revenue	343,264	317,552
Total current liabilities	516,777	498,116
Long-term debt	2,074,478	1,579,404
Deferred taxes	102,499	110,937
Other non-current liabilities	61,811	57,043
Total liabilities	2,755,565	2,245,500

Commitments and Contingencies (see Note 6 and Note 7)

Shareholders' equity:
Preferred Stock (par value $0.01, 100,000,000 share authorized, no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 128,955,118 and 128,200,189 common shares issued and 94,672,958 and 101,013,148 common shares outstanding at September 30, 2016 and December 31, 2015, respectively)	1,290	1,282
Treasury shares, at cost (34,282,160 and 27,187,041 common shares held at September 30, 2016 and December 31, 2015, respectively)	(1,895,027)	(1,395,695)
Additional paid in capital	1,215,661	1,173,183
Retained earnings	1,280,497	1,158,462
Accumulated other comprehensive loss	(50,902)	(35,745)
Total shareholders' equity	551,519	901,487
Total liabilities and shareholders' equity	$3,307,084	$3,146,987

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)
Operating revenues	$288,433	$268,771	$857,857	$802,120

Operating expenses:
Cost of revenues	62,986	65,593	188,288	202,891
Selling and marketing	41,514	38,809	125,057	122,485
Research and development	18,750	15,548	56,244	59,544
General and administrative	21,859	19,960	65,768	62,417
Amortization of intangible assets	11,752	11,710	35,535	35,107
Depreciation and amortization of property, equipment and leasehold improvements	8,312	8,049	24,873	23,321
Total operating expenses	165,173	159,669	495,765	505,765

Operating income	123,260	109,102	362,092	296,355

Interest income	(799)	(285)	(2,005)	(674)
Interest expense	26,790	17,267	72,612	39,491
Other expense (income)	(253)	(6,922)	2,642	(6,580)

Other expense (income), net	25,738	10,060	73,249	32,237

Income from continuing operations before provision for income taxes	97,522	99,042	288,843	264,118
Provision for income taxes	32,241	34,644	96,238	94,079
Income from continuing operations	65,281	64,398	192,605	170,039
Income (loss) from discontinued operations, net of income taxes	—	—	—	(5,797)
Net income	$65,281	$64,398	$192,605	$164,242

Earnings per basic common share:
Earnings per basic common share from continuing operations	$0.69	$0.59	$1.99	$1.53
Earnings per basic common share from discontinued operations	—	—	—	(0.05)
Earnings per basic common share	$0.69	$0.59	$1.99	$1.48

Earnings per diluted common share:
Earnings per diluted common share from continuing operations	$0.68	$0.59	$1.98	$1.52
Earnings per diluted common share from discontinued operations	—	—	—	(0.05)
Earnings per diluted common share	$0.68	$0.59	$1.98	$1.47

Weighted average shares outstanding used in computing earnings per share
Basic	94,823	108,773	96,879	111,131
Diluted	95,473	109,440	97,445	111,951

Dividend declared per common share	$0.28	$0.22	$0.72	$0.58

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)
Net income	$65,281	$64,398	$192,605	$164,242
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,627)	(6,830)	(15,014)	(7,269)
Income tax effect	(101)	156	44	790
Foreign currency translation adjustments, net	(2,728)	(6,674)	(14,970)	(6,479)

Pension and other post-retirement adjustments	(30)	300	(262)	203
Income tax effect	13	(80)	75	(67)
Pension and other post-retirement adjustments, net	(17)	220	(187)	136
Other comprehensive (loss) income, net of tax	(2,745)	(6,454)	(15,157)	(6,343)
Comprehensive income	$62,536	$57,944	$177,448	$157,899

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
	(unaudited)
Cash flows from operating activities
Net income	$192,605	$164,242
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	35,535	35,107
Stock-based compensation expense	23,591	20,552
Depreciation and amortization of property, equipment and leasehold improvements	24,873	23,321
Amortization of debt origination fees	2,219	1,427
Deferred taxes	(7,638)	(6,095)
Excess tax benefits from share-based compensation	(6,480)	(13,706)
Gain on disposition	(449)	—
Other non-cash adjustments	1,124	(2,284)
Changes in assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	(31,021)	(30,482)
Prepaid income taxes	32,002	8,814
Prepaid and other assets	(981)	(306)
Accounts payable	(1,263)	(1,012)
Accrued compensation and related benefits	(11,177)	(15,169)
Other accrued liabilities	12,365	19,846
Deferred revenue	27,337	17,985
Other	4,388	2,432
Net cash provided by operating activities	297,030	224,672

Cash flows from investing activities
Disposition, net of cash divested	657	—
Proceeds from the sale of capital equipment	—	55
Capital expenditures	(24,144)	(24,525)
Capitalized software development costs	(7,949)	(6,062)
Acquisitions, net of cash acquired	(60)	—
Net cash used in investing activities	(31,496)	(30,532)

Cash flows from financing activities
Proceeds from borrowing	500,000	800,000
Excess tax benefits from share-based compensation	6,480	13,706
Proceeds from exercise of stock options	4,221	2,433
Repurchase of treasury shares	(498,863)	(444,640)
Payment of dividends	(69,933)	(64,989)
Payment of debt issuance costs in connection with debt	(7,183)	(10,477)
Net cash (used in) provided by financing activities	(65,278)	296,033

Effect of exchange rate changes	(3,900)	(5,484)

Net increase in cash	196,356	484,689
Cash and cash equivalent, beginning of period	777,706	508,799

Cash and cash equivalent, end of period	$974,062	$993,488

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,888	$20,922
Cash paid for income taxes	$69,471	$92,461

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$5,093	$7,619

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$610	$73

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

Income (loss) from discontinued operations, net of income taxes in the Unaudited Condensed Consolidated Statement of Income for the nine months ended September 30, 2015 represents the impact of an out-of-period income tax charge associated with tax obligations triggered upon the sale of Institutional Shareholder Services Inc., which was completed on April 30, 2014.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI Inc. and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of September 30, 2016 and December 31, 2015, the results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited condensed consolidated financial statement information as of December 31, 2015 has been derived from the 2015 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Concentrations

No single customer represented 10.0% or more of the Company’s consolidated operating revenues for the nine months ended September 30, 2016, while BlackRock, Inc. accounted for 10.4% of the Company’s consolidated operating revenues for the nine months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, BlackRock, Inc. accounted for 17.1% and 19.5% of the Index segment operating revenues, respectively. No single customer represented 10.0% or more of revenues within the Analytics and All Other segments for the nine months ended September 30, 2016 and 2015.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net),” or ASU 2016-08. ASU 2016-08 does not change the core principle of current accounting guidance related to principle versus agent considerations, but rather is intended to add clarification to the implementation guidance. ASU 2016-08 affects the guidance in ASU 2014-09 (described above), which is not yet effective. The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. The Company is evaluating the potential impact that ASU 2016-08 will have on its condensed consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” or ASU 2016-15. The amendments in ASU 2016-15 are intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-15 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

3. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 1,593 and 531 anti-dilutive securities excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2016, respectively. There were 850 and 283 anti-dilutive securities excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2015, respectively.

The Company computes EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities. The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(in thousands, except per share data)
Income from continuing operations, net of income taxes	$65,281	$64,398	$192,605	$170,039
Income (loss) from discontinued operations, net of income taxes	—	—	—	(5,797)
Net income	$65,281	$64,398	$192,605	$164,242

Basic weighted average common shares outstanding	94,823	108,773	96,879	111,131
Effect of dilutive securities:
Stock options and restricted stock units	650	667	566	820
Diluted weighted average common shares outstanding	95,473	109,440	97,445	111,951

Earnings per basic common share from continuing operations	$0.69	$0.59	$1.99	$1.53
Earnings per basic common share from discontinued operations	—	—	—	(0.05)
Earnings per basic common share	$0.69	$0.59	$1.99	$1.48

Earnings per diluted common share from continuing operations	$0.68	$0.59	$1.98	$1.52
Earnings per diluted common share from discontinued operations	—	—	—	(0.05)
Earnings per diluted common share	$0.68	$0.59	$1.98	$1.47

4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at September 30, 2016 and December 31, 2015 consisted of the following:

	As of
	September 30,	December 31,
	2016	2015
	(in thousands)
Computer & related equipment	$160,946	$143,499
Furniture & fixtures	10,134	9,870
Leasehold improvements	47,924	47,579
Work-in-process	13,492	12,658
Subtotal	232,496	213,606
Accumulated depreciation and amortization	(133,237)	(114,680)
Property, equipment and leasehold improvements, net	$99,259	$98,926

Depreciation and amortization expense of property, equipment and leasehold improvements was $8.3 million and $8.0 million for the three months ended September 30, 2016 and 2015, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $24.9 million and $23.3 million for the nine months ended September 30, 2016 and 2015, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics		All Other		Total
Goodwill at December 31, 2015	$1,210,366	$302,551		$52,704		$1,565,621
Changes to goodwill	—	60	(1)	(110)	(2)	(50)
Foreign exchange translation adjustment	(4,408)	—		(2,732)		(7,140)
Goodwill at September 30, 2016	$1,205,958	$302,611		$49,862		$1,558,431

(1)	Reflects the final working capital adjustment payment made during the nine months ended September 30, 2016 to complete the acquisition of Insignis, Inc.
(2)	Reflects the value disposed in the sale of the Real Estate occupiers business.

Intangible Assets

Amortization expense related to intangible assets for the three months ended September 30, 2016 and 2015 was $11.8 million and $11.7 million, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2016 and 2015 was $35.5 million and $35.1 million, respectively.

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets were as follows:

	As of
	September 30,	December 31,
	2016	2015
	(in thousands)
Gross intangible assets:
Customer relationships	$361,204	$361,746
Trademarks/trade names	223,382	223,382
Technology/software	207,517	199,889
Proprietary data	28,627	28,627
Covenant not to compete	1,225	1,225
Subtotal	821,955	814,869
Foreign exchange translation adjustment	(11,534)	(4,867)
Total gross intangible assets	$810,421	$810,002
Accumulated amortization:
Customer relationships	$(161,075)	$(143,325)
Trademarks/trade names	(102,178)	(93,476)
Technology/software	(182,013)	(175,209)
Proprietary data	(8,141)	(6,698)
Covenant not to compete	(1,049)	(665)
Subtotal	(454,456)	(419,373)
Foreign exchange translation adjustment	2,466	861
Total accumulated amortization	$(451,990)	$(418,512)
Net intangible assets:
Customer relationships	$200,129	$218,421
Trademarks/trade names	121,204	129,906
Technology/software	25,504	24,680
Proprietary data	20,486	21,929
Covenant not to compete	176	560
Subtotal	367,499	395,496
Foreign exchange translation adjustment	(9,068)	(4,006)
Total net intangible assets	$358,431	$391,490

The following table presents the estimated amortization expense for the remainder of 2016 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder 2016	$12,031
2017	44,183
2018	41,138
2019	39,100
2020	36,878
Thereafter	185,101
Total	$358,431

6. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended September 30, 2016 and 2015 was $6.1 million and $6.3 million, respectively. Rent expense for the nine months ended September 30, 2016 and 2015 was $18.3 million and $19.8 million, respectively.

Senior Notes. The Company has issued an aggregate of $2.1 billion in senior unsecured notes (collectively, the “Senior Notes”) in the three discrete private offerings described below.

On November 20, 2014, the Company completed its private offering of $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “2024 Senior Notes”). The Company used the net proceeds from the offering of the 2024 Senior Notes, together with cash on hand, to repay in full its then outstanding term loan indebtedness of $794.8 million.

On August 13, 2015, the Company completed its private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2025 (the “2025 Senior Notes”). The $789.5 million of net proceeds from the offering of the 2025 Senior Notes were allocated for general corporate purposes.

On August 4, 2016, the Company completed its private offering of $500.0 million aggregate principal amount of 4.75% senior unsecured notes due 2026 (the “2026 Senior Notes”). The $493.3 million of net proceeds from the offering of the 2026 Senior Notes were allocated for general corporate purposes, including, without limitation, buybacks of its common stock and potential acquisitions.

The 2024 Senior Notes are scheduled to mature and be paid in full on November 15, 2024. At any time prior to November 15, 2019, the Company may redeem all or part of the 2024 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2024 Senior Notes, together with accrued and unpaid interest, on or after November 15, 2019, at redemption prices set forth in the indenture governing the 2024 Senior Notes. At any time prior to November 15, 2017, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2024 Senior Notes, including any permitted additional notes, at a redemption price equal to 105.25% of the principal amount.

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

The 2026 Senior Notes are scheduled to mature and be paid in full on August 1, 2026. At any time prior to August 1, 2021, the Company may redeem all or part of the 2026 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2026 Senior Notes, together with accrued and unpaid interest, on or after August 1, 2021, at redemption prices set forth in the indenture governing the 2026 Senior Notes. At any time prior to August 1, 2019, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2026 Senior Notes, including any permitted additional notes, at a redemption price equal to 104.75% of the principal amount.

Interest payments attributable to the 2024 Senior Notes are due on May 15 and November 15 of each year. The first interest payment was made on May 15, 2015. Interest payments attributable to the 2025 Senior Notes are due on February 15 and August 15 of each year. The first interest payment was made on February 16, 2016. Interest payments attributable to the 2026 Senior Notes are due on February 1 and August 1 of each year. The first interest payment is due on February 1, 2017.

Revolver. On November 20, 2014, the Company entered into a $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”) with a syndicate of banks. The 2014 Revolving Credit Agreement had an initial term of five years with an option to extend for two additional one-year terms. On August 4, 2016, the Company entered into Amendment No. 1 (the “Amendment”) to the 2014 Revolving Credit Agreement (the 2014 Revolving Credit Agreement as so amended, the “Revolving Credit Agreement”). The Amendment, among other things, (i) permits the Company to increase aggregate commitments available to be borrowed to $220.0 million, (ii) increases the maximum consolidated leverage ratio and (iii) extends the initial term to August 2021 with an option to extend for an additional one-year term.

    Long-term debt at September 30, 2016 was $2,074.5 million, net of $25.5 million in deferred financing fees. Long-term debt at December 31, 2015 was $1,579.4 million, net of $20.6 million in deferred financing fees.

In connection with the closing of the Senior Notes offerings and entry into the 2014 Revolving Credit Agreement and the Amendment, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over the related lives. At September 30, 2016, $28.0 million of the deferred financing fees remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $1.9 million of which is included in “Other non-current assets” and $25.5 million of which is grouped and presented as part of “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

The Company amortized $0.8 million and $0.5 million of deferred financing fees in interest expense during the three months ended September 30, 2016 and 2015, respectively. The Company amortized $2.2 million and $1.4 million of deferred financing fees in interest expense during the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016 and December 31, 2015, the fair market value of the Company’s debt obligations was $2,214.7 million and $1,638.0 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value and represents Level 2 valuations, which are based on one or more quoted prices in markets that are not considered to be active or for which all significant inputs are observable, either directly or indirectly. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

Derivatives and Hedging Activities. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments.

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency, the U.S. dollar. The Company enters into derivative financial instruments to protect the value or fix the amount of certain exposures in terms of its functional currency.

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s economic exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2016, the Company had outstanding foreign currency forwards with a notional amount of $19.6 million that were not designated as hedges in qualifying hedging relationships.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition:

	Unaudited Condensed	As of
	Consolidated Statements of	September 30,	December 31,
(in thousands)	Financial Condition Location	2016	2015
Non-designated hedging instruments:
Asset derivatives:
Foreign exchange contracts	Prepaid and other assets	$211	$640
Liability derivatives:
Foreign exchange contracts	Other accrued liabilities	$(15)	$(2)

The Company’s foreign exchange forward contracts represent Level 2 valuations, as they were valued using pricing models that took into account the contract terms as well as multiple observable inputs where applicable, such as prevailing spot rates and forward points.

The following table presents the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Income:

		Amount of Gain or (Loss) Recognized
Derivatives Not Designated as	Location of Gain or	in Income on Derivatives for the
Hedging Instruments	(Loss) Recognized	Three Months Ended September 30,
(in thousands)	in Income on Derivatives	2016	2015
Foreign exchange contracts	Other expense (income)	$211	$(125)

		Amount of Gain or (Loss) Recognized
Derivatives Not Designated as	Location of Gain or	in Income on Derivatives for the
Hedging Instruments	(Loss) Recognized	Nine Months Ended September 30,
(in thousands)	in Income on Derivatives	2016	2015
Foreign exchange contracts	Other expense (income)	$1,125	$287

7. SHAREHOLDERS’ EQUITY

Return of capital. On February 4, 2014, the Board of Directors of MSCI (the “Board of Directors”) approved a stock repurchase program authorizing the purchase of up to $300.0 million worth of shares of MSCI’s common stock, which was increased to $850.0 million on September 17, 2014 (the “2014 Repurchase Program”). On October 14, 2015, the Company exhausted the $850.0 million share repurchase authorization under the 2014 Repurchase Program.

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

On June 2, 2015, the Company began purchasing shares of its common stock on the open market in accordance with SEC Rule 10b5-1. Through December 31, 2015, the Company paid $670.8 million to repurchase approximately 10.7 million shares pursuant to open market repurchases under the 2014 Repurchase Program and the 2015 Repurchase Program at an average purchase price of $62.63 per share.

For the nine months ended September 30, 2016, the Company repurchased approximately 6.9 million shares at an average purchase price of $70.43 per share for a total value of $483.8 million under the 2015 Repurchase Program.

The following table presents cash dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands)	Per Share	Declared	Distributed	Deferred
2016
Three Months Ended March 31,	$0.22	$22,046	$21,889	$157
Three Months Ended June 30,	0.22	21,588	21,391	197
Three Months Ended September 30,	0.28	26,936	26,680	256

Total	$0.72	$70,570	$69,960	$610

2015
Three Months Ended March 31,	$0.18	$20,424	$20,411	$13
Three Months Ended June 30,	0.18	20,443	20,441	2
Three Months Ended September 30,	0.22	24,210	24,152	58

Total	$0.58	$65,077	$65,004	$73

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased for the periods indicated:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Balance At December 31, 2015	128,200,189	(27,187,041)	101,013,148
Dividend payable/paid	104	(104)	—
Common stock issued and exercise of stock options	589,402	—	589,402
Shares withheld for tax withholding and exercises	—	(197,769)	(197,769)
Shares repurchased under stock repurchase programs	—	(4,869,423)	(4,869,423)
Balance At March 31, 2016	128,789,695	(32,254,337)	96,535,358
Dividend payable/paid	110	(110)	—
Common stock issued and exercise of stock options	89,816	—	89,816
Shares withheld for tax withholding and exercises	—	(8,355)	(8,355)
Shares repurchased under stock repurchase programs	—	(1,626,450)	(1,626,450)
Shares issued to Directors	6,959	(6,273)	686
Balance At June 30, 2016	128,886,580	(33,895,525)	94,991,055
Dividend payable/paid	121	(121)	—
Common stock issued and exercise of stock options	68,417	—	68,417
Shares withheld for tax withholding and exercises	—	(12,894)	(12,894)
Shares repurchased under stock repurchase programs	—	(373,620)	(373,620)
Balance At September 30, 2016	128,955,118	(34,282,160)	94,672,958

8. INCOME TAXES

The Company’s provision for income taxes was $96.2 million and $94.1 million for the nine months ended September 30, 2016 and 2015, respectively. These amounts reflect effective tax rates of 33.3% and 35.6% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily driven by efforts to better align our tax profile with our global operating footprint.

The effective tax rate of 33.3% for the nine months ended September 30, 2016 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $1.4 million related to interest received on tax refunds and additional deductions on filing the 2015 tax return, which decreased the Company’s effective tax rate by 0.5 percentage points.

The effective tax rate of 35.6% for the nine months ended September 30, 2015 reflected the Company’s estimate of the effective tax rate for the period and was impacted by a change in the mix of profits between tax jurisdictions as well as certain discrete items totaling $0.7 million. These items relate to the benefit recognized on the sale of an investment in which the tax basis and book basis were permanently different, partially offset by an increased liability for state taxes.

The Company is under examination by the IRS and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as India, and states in which the Company has significant operations, such as New York. The tax years currently under examination vary by jurisdiction but include years ranging from 2005 through 2015. As a result of having previously been a member of the Morgan Stanley consolidated group, the Company may have future settlements with Morgan Stanley related to the ultimate disposition of their New York State and New York City examination relating to the tax years 2007 and 2008 and their IRS examination relating to the tax years 2006 through 2008. The Company does not believe it has any material exposure to the New York State and New York City examinations. Additionally, the Company believes it has adequate reserves for any tax issues that may arise out of the IRS examination relating to the tax years 2006 through 2008 and therefore does not believe any related settlement with Morgan Stanley will have a material impact.

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

The Real Estate operating segment is a provider of real estate performance analysis for funds, investors, managers and lenders, as well as occupiers through its date of disposal. This segment provides index products and offers services that include research, reporting and benchmarking. During the three months ended September 30, 2016, the Company disposed of the occupiers business and recorded a gain on the disposition which was recorded in “Other expense (income),” in the Unaudited Condensed Consolidated Statement of Income.

The operating segments of ESG and Real Estate do not individually meet the segment reporting thresholds and have been combined and presented as part of the All Other segment for disclosure purposes.

The following table presents operating revenue by the reportable segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Operating revenues
Index	$157,751	$141,577	$454,481	$415,262
Analytics	111,291	108,341	333,947	322,756
All Other	19,391	18,853	69,429	64,102
Total	$288,433	$268,771	$857,857	$802,120

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Index Adjusted EBITDA	$111,750	$102,927	$318,317	$293,997
Analytics Adjusted EBITDA	31,501	29,216	95,163	64,560
All Other Adjusted EBITDA	73	(3,282)	9,020	(3,774)
Total operating segment profitability	143,324	128,861	422,500	354,783
Amortization of intangible assets	11,752	11,710	35,535	35,107
Depreciation and amortization of property, equipment and leasehold improvements	8,312	8,049	24,873	23,321
Operating income	123,260	109,102	362,092	296,355
Other expense (income), net	25,738	10,060	73,249	32,237
Provision for income taxes	32,241	34,644	96,238	94,079
Income from continuing operations	65,281	64,398	192,605	170,039
Income (loss) from discontinued operations, net of income taxes	—	—	—	(5,797)
Net income	$65,281	$64,398	$192,605	$164,242

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue for the periods indicated by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues
Americas:
United States	$139,376	$128,770	$411,740	$384,443
Other	11,908	10,817	33,878	31,047
Total Americas	151,284	139,587	445,618	415,490

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	44,689	42,249	131,275	124,645
Other	56,317	52,564	173,191	162,873
Total EMEA	101,006	94,813	304,466	287,518

Asia & Australia:
Japan	13,476	11,283	39,679	33,843
Other	22,667	23,088	68,094	65,269
Total Asia & Australia	36,143	34,371	107,773	99,112

Total	$288,433	$268,771	$857,857	$802,120

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	September 30,	December 31,
	2016	2015
	(in thousands)
Long-lived assets
Americas:
United States	$1,886,593	$1,916,689
Other	1,702	2,279
Total Americas	1,888,295	1,918,968

EMEA:
United Kingdom	94,672	110,261
Other	24,637	16,849
Total EMEA	119,309	127,110

Asia & Australia:
Japan	477	570
Other	8,040	9,389
Total Asia & Australia	8,517	9,959

Total	$2,016,121	$2,056,037

10. SUBSEQUENT EVENTS

On October 26, 2016, the Board of Directors declared a cash dividend of $0.28 per share for fourth quarter 2016. The fourth quarter 2016 dividend is payable on November 30, 2016 to shareholders of record as of the close of trading on November 14, 2016.

On October 26, 2016, the Board of Directors approved an additional stock repurchase program authorizing the purchase of up to $750.0 million worth of shares of MSCI’s common stock (together with the authorization remaining under the 2015 Repurchase Program, the “2016 Repurchase Program”). Share repurchases made pursuant to the 2016 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and its subsidiaries as of September 30, 2016, and the related condensed consolidated statements of income and of comprehensive income for the three-month and nine-month periods ended September 30, 2016 and September 30, 2015 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and September 30, 2015. These interim financial statements are the responsibility of the Company’s management.

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
October 28, 2016

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

Our products and services include indexes and analytical models; ratings and analysis that enable institutional investors to integrate environmental, social and governance (“ESG”) factors into their investment strategies; and research, data and analytics for portfolios of privately and publicly owned real estate. Clients use our content and applications to help construct portfolios and allocate assets. Our analytical tools help them measure and manage risk across all major asset classes. MSCI products and services can also be customized by clients to meet their specific needs. As of September 30, 2016, we had approximately 6,400 clients across 85 countries. To calculate the number of clients, we may count certain affiliates, user locations, or business units within a single organization as separate clients. If we aggregate all related clients under their respective parent entity, the number of clients would be over 3,800, as of September 30, 2016. We had offices in 33 cities in 22 countries to help serve our diverse client base, with 52.0% of our revenues coming from clients in the Americas, 35.4% in Europe, the Middle East and Africa (“EMEA”) and 12.6% in Asia and Australia.

Our principal business model is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services, for an annual fee paid up-front. Additionally, our recurring subscriptions include our managed services offering, whereby we oversee the production of risk and performance reports on behalf of our clients. Fees attributable to annual, recurring subscriptions are recorded as deferred revenues on our Unaudited Condensed Consolidated Statement of Financial Condition and are recognized on our Unaudited Condensed Consolidated Statement of Income as the service is rendered. Furthermore, a portion of our revenues comes from clients who use our indexes as the basis for index-linked investment products such as ETFs or as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee for the use of our intellectual property based on the investment product’s assets. We also generate revenues from certain exchanges that use our indexes as the basis for futures and options contracts and pay us a license fee for the use of our intellectual property based on their volume of trades. In addition, we generate revenues from subscription agreements for the receipt of periodic benchmark reports, digests and other publications, which are most often associated with our real estate products that are recognized upon delivery of such reports or data updates. We also record revenues from one-time fees related to certain implementation services, historical or custom requested reports, consulting services and from certain products and services that are designed for one-time or non-recurring usage.

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

On September 18, 2014, as part of the 2014 Repurchase Program, we entered into an ASR agreement to initiate share repurchases aggregating $300.0 million (the “September 2014 ASR Agreement”). As a result of the September 2014 ASR Agreement, we repurchased approximately 4.5 million shares of our common stock on September 19, 2014 and approximately 1.2 million shares of our common stock on May 21, 2015 for a combined average price of $52.79 per share.

On June 2, 2015, we began purchasing shares of our common stock in the open market in accordance with SEC Rule 10b5-1. Through December 31, 2015, we paid $670.8 million to repurchase approximately 10.7 million shares of our common stock pursuant to open market repurchases under the 2014 Repurchase Program and the 2015 Repurchase Program.

For the nine months ended September 30, 2016, we repurchased approximately 6.9 million shares at an average purchase price of $70.43 per share for a total value of $483.8 million under the 2015 Repurchase Program.

Since 2012 and through September 30, 2016, approximately $1.9 billion has been returned to shareholders through share repurchases and the payment of cash dividends.

The weighted average shares outstanding used to calculate our diluted earnings per share decreased by 12.8% and 13.0% for the three and nine months ended September 30, 2016, respectively, reflecting the impact of the share repurchase programs, partially offset by the impact of restricted stock units and stock options that converted to shares.

Senior Notes

On August 13, 2015, we completed a private offering of $800.0 million aggregate principal amount of 5.75% Senior Notes due 2025 (the “2025 Senior Notes”) and received $789.5 million, net of $10.5 million of debt issuance costs.

On August 4, 2016, we completed a private offering of $500.0 million aggregate principal amount of 4.75% Senior Notes due 2026 (the “2026 Senior Notes”) and received $493.3 million, net of $6.7 million of debt issuance costs.

As a result of these offerings, our interest expense for the current period has increased, with the interest expense for the year ending December 31, 2016 expected to be approximately $102 million. The annual interest expense related to these offerings in future years is expected to be approximately $116 million.

The discussion of our results of operations for the three months ended September 30, 2016 and 2015 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following table presents the results of operations for the periods indicated:

	Three Months Ended
	September 30,
	2016	2015	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$288,433	$268,771	$19,662	7.3%
Operating expenses:
Cost of revenues	62,986	65,593	(2,607)	(4.0%)
Selling and marketing	41,514	38,809	2,705	7.0%
Research and development	18,750	15,548	3,202	20.6%
General and administrative	21,859	19,960	1,899	9.5%
Amortization of intangible assets	11,752	11,710	42	0.4%
Depreciation and amortization of property, equipment and leasehold improvements	8,312	8,049	263	3.3%
Total operating expenses	165,173	159,669	5,504	3.4%
Operating income	123,260	109,102	14,158	13.0%
Other expense (income), net	25,738	10,060	15,678	155.8%
Income from continuing operations before provision for income taxes	97,522	99,042	(1,520)	(1.5%)
Provision for income taxes	32,241	34,644	(2,403)	(6.9%)
Income from continuing operations	65,281	64,398	883	1.4%
Income from discontinued operations, net of income taxes	—	—	—	—
Net income	$65,281	$64,398	$883	1.4%

Earnings per basic common share:
From continuing operations	$0.69	$0.59	$0.10	16.9%
From discontinued operations	—	—	—	—
Earnings per basic common share	$0.69	$0.59	$0.10	16.9%

Earnings per diluted common share:
From continuing operations	$0.68	$0.59	$0.09	15.3%
From discontinued operations	—	—	—	—
Earnings per diluted common share	$0.68	$0.59	$0.09	15.3%

Operating margin	42.7%	40.6%

Operating Revenues

Our revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group revenues by major product or reportable segment as follows: Index, Analytics and All Other, which includes the ESG and Real Estate product lines.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended
	September 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$226,508	$213,773	$12,735	6.0%
Asset-based fees	56,122	50,736	5,386	10.6%
Non-recurring	5,803	4,262	1,541	36.2%

Total operating revenues	$288,433	$268,771	$19,662	7.3%

Total operating revenues grew 7.3% to $288.4 million for the three months ended September 30, 2016 compared to $268.8 million for the three months ended September 30, 2015.

Revenues from recurring subscriptions increased 6.0% to $226.5 million for the three months ended September 30, 2016 compared to $213.8 million for the three months ended September 30, 2015, driven by an increase of $9.5 million, or 10.6%, in Index recurring subscriptions, an increase of $2.5 million, or 2.3%, in Analytics recurring subscriptions and an increase of $1.6 million, or 16.4%, in ESG recurring subscriptions, partially offset by a decrease of $0.8 million, or 9.9%, in Real Estate recurring subscriptions. The impact on total recurring subscriptions from foreign currency exchange rate fluctuations was negligible.

Revenues from asset-based fees increased 10.6% to $56.1 million for the three months ended September 30, 2016 compared to $50.7 million for the three months ended September 30, 2015. The increase in asset-based fees was driven by several items, including a 23.6% increase in revenue from non-ETF passive funds, which was primarily due to initial fund fees recognized in the current period, as well as a 3.6% growth in revenue from ETFs linked to MSCI indexes, which was the result of an 11.7% increase in average AUM, offset by the impact of a change in the product mix. In addition, revenues from futures and options contracts based on MSCI indexes grew 59.7%, driven by a 36.7% increase in total trading volumes. Approximately two-thirds of the underlying securities included in the AUM of our index-linked investment products are denominated in currencies other than the U.S. dollar and subject to foreign currency exchange rate fluctuations.

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended(1)
	2015				2016
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
AUM in ETFs linked to MSCI Indexes(2)	$418.0	$435.4	$390.2	$433.4	$438.3	$439.7	$474.9

Sequential Change in Value
Market Appreciation/(Depreciation)	$13.0	$(6.9)	$(48.2)	$14.5	$(1.7)	$(2.5)	$23.7
Cash Inflows	31.7	24.3	3.0	28.7	6.6	3.9	11.5
Total Change	$44.7	$17.4	$(45.2)	$43.2	$4.9	$1.4	$35.2

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

(2)	The value of AUM in ETFs linked to MSCI Indexes is calculated by multiplying the ETF net asset value by the number of shares outstanding.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average
	2015				2016
(in billions)	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI Indexes	$392.5	$441.4	$418.2	$423.3	$407.9	$438.8	$467.3

Non-recurring revenues increased 36.2% to $5.8 million for the three months ended September 30, 2016 compared to $4.3 million for the three months ended September 30, 2015.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended
	September 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$98,625	$89,139	$9,486	10.6%
Asset-based fees	56,122	50,736	5,386	10.6%
Non-recurring	3,004	1,702	1,302	76.5%
Index total	157,751	141,577	16,174	11.4%

Analytics
Recurring subscriptions	109,554	107,065	2,489	2.3%
Non-recurring	1,737	1,276	461	36.1%
Analytics total	111,291	108,341	2,950	2.7%

All Other
Recurring subscriptions	18,329	17,569	760	4.3%
Non-recurring	1,062	1,284	(222)	(17.3%)
All Other total	19,391	18,853	538	2.9%

Total operating revenues	$288,433	$268,771	$19,662	7.3%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended
	September 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$62,986	$65,593	$(2,607)	(4.0%)
Selling and marketing	41,514	38,809	2,705	7.0%
Research and development	18,750	15,548	3,202	20.6%
General and administrative	21,859	19,960	1,899	9.5%
Amortization of intangible assets	11,752	11,710	42	0.4%
Depreciation and amortization of property, equipment and leasehold improvements	8,312	8,049	263	3.3%
Total operating expenses	$165,173	$159,669	$5,504	3.4%

Total operating expenses increased 3.4% to $165.2 million for the three months ended September 30, 2016 compared to $159.7 million for the three months ended September 30, 2015. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating expenses would have increased 5.4% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Cost of Revenues

Cost of revenues consists of costs related to the production and servicing of our products and services and primarily includes related information technology costs, including data center, platform and infrastructure costs; costs to acquire, produce and maintain market data information; costs of research to support, maintain and rebalance existing products; costs of product management teams; costs of client service and consultant teams to support customer needs; and other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs. Cost of revenues decreased 4.0% to $63.0 million for the three months ended September 30, 2016 compared to $65.6 million for the three months ended September 30, 2015, primarily driven by lower compensation and benefits costs, as well as a decrease in non-compensation information technology costs and professional fees.

Selling and Marketing

Selling and marketing consists of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales force and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations. Selling and marketing expenses increased 7.0% to $41.5 million for the three months ended September 30, 2016 compared to $38.8 million for the three months ended September 30, 2015, primarily driven by higher incentive compensation, partially offset by lower salary expense and severance, as well as higher marketing and other costs.

Research and Development

R&D consists of the costs to develop new, or to enhance existing, products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily includes the costs of development, research, product management, project management and the technology support associated with these efforts. R&D expenses increased 20.6% to $18.8 million for the three months ended September 30, 2016 compared to $15.5 million for the three months ended September 30, 2015, primarily driven by higher compensation and benefits costs and higher non-compensation technology costs and professional fees, primarily within the Analytics segment.

General and Administrative

G&A consists of costs primarily related to finance operations, human resources, the office of the Chief Executive Officer, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service. G&A expenses increased 9.5% to $21.9 million for the three months ended September 30, 2016 compared to $20.0 million, primarily driven by higher compensation and benefits costs, partially offset by lower non-compensation recruiting costs.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended
	September 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$102,725	$98,490	$4,235	4.3%
Non-compensation expenses	42,384	41,420	964	2.3%
Amortization of intangible assets	11,752	11,710	42	0.4%
Depreciation and amortization of property, equipment and leasehold improvements	8,312	8,049	263	3.3%
Total operating expenses	$165,173	$159,669	$5,504	3.4%

Compensation and benefits costs are our most significant expense and typically represent more than 60% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 2,802 and 2,743 employees as of September 30, 2016 and 2015, respectively. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of September 30, 2016, 55.6% of our employees were located in emerging market centers compared to 52.2% as of September 30, 2015.

Compensation and benefits expenses increased 4.3% to $102.7 million for the three months ended September 30, 2016 compared to $98.5 million for the three months ended September 30, 2015 due to higher incentive compensation, partially offset by lower salary expense, driven by the higher percentage of employees in emerging market centers which have lower cost structures, as well as lower severance.

Non-compensation expenses increased 2.3% to $42.4 million for the three months ended September 30, 2016 compared to $41.4 million for the three months ended September 30, 2015, primarily driven by marketing, professional fees, travel & entertainment, partially offset by lower recruiting costs.

Amortization of Intangible Assets

Amortization of intangible assets expense increased 0.4% to $11.8 million for the three months ended September 30, 2016 compared to $11.7 million for the three months ended September 30, 2015.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements increased 3.3% to $8.3 million for the three months ended September 30, 2016 compared to $8.0 million for the three months ended September 30, 2015.

Other Expense (Income), Net

Other expense (income), net increased 155.8% to $25.7 million for the three months ended September 30, 2016 compared to $10.1 million for the three months ended September 30, 2015. The increase was driven by $9.5 million of higher interest expense resulting from the increased level of indebtedness as well as the impact from a $6.3 million gain on the sale of an investment realized in the three months ended September 30, 2015.

Income Taxes

The provision for income tax expense decreased 6.9% to $32.2 million for the three months ended September 30, 2016 compared to $34.6 million for the three months ended September 30, 2015 on lower income from continuing operations and a decline in the effective tax rate. These amounts reflect effective tax rates of 33.1% and 35.0% for the three months ended September 30, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily driven by efforts to better align our tax profile with our global operating footprint.

The effective tax rate of 33.1% for the three months ended September 30, 2016 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $1.0 million related to interest received on tax refunds and additional deductions on filing the 2015 tax return that decreased the Company’s effective tax rate by 1.0 percentage point.

Net Income

As a result of the factors described above, net income for the three months ended September 30, 2016 increased 1.4% to $65.3 million compared to $64.4 million for the three months ended September 30, 2015.

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

Adjusted EBITDA and Adjusted EBITDA expenses are believed to be meaningful measures of the operating performance of the Company because they adjust for significant one-time, unusual or non-recurring items as well as eliminate the accounting effects of capital spending and acquisitions that do not directly affect what management considers to be the Company’s core operating performance in the period. All companies do not calculate adjusted EBITDA and adjusted EBITDA expenses in the same way. These measures can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Accordingly, the Company’s computation of the Adjusted EBITDA and Adjusted EBITDA expenses measures may not be comparable to similarly titled measures computed by other companies.

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Three Months Ended
	September 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues	$288,433	$268,771	$19,662	7.3%
Adjusted EBITDA expenses	145,109	139,910	5,199	3.7%
Adjusted EBITDA	$143,324	$128,861	$14,463	11.2%
Adjusted EBITDA margin %	49.7%	47.9%
Operating margin %	42.7%	40.6%

Adjusted EBITDA increased 11.2% to $143.3 million for the three months ended September 30, 2016 compared to $128.9 million for the three months ended September 30, 2015. Adjusted EBITDA margin increased to 49.7% for the three months ended September 30, 2016 compared to 47.9% for the three months ended September 30, 2015. The improvement in margin reflects higher rate of growth in operating revenues, primarily attributable to higher recurring subscriptions within the Index segment, as compared to the rate of growth to expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended
	September 30,
	2016	2015
	(in thousands)
Index Adjusted EBITDA	$111,750	$102,927
Analytics Adjusted EBITDA	31,501	29,216
All Other Adjusted EBITDA	73	(3,282)
Consolidated Adjusted EBITDA	143,324	128,861
Amortization of intangible assets	11,752	11,710
Depreciation and amortization of property, equipment and leasehold improvements	8,312	8,049
Operating income	123,260	109,102
Other expense (income), net	25,738	10,060
Provision for income taxes	32,241	34,644
Income from continuing operations	65,281	64,398
Income (loss) from discontinued operations, net of income taxes	—	—
Net income	$65,281	$64,398

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended
	September 30,
	2016	2015
	(in thousands)
Index Adjusted EBITDA expenses	$46,001	$38,650
Analytics Adjusted EBITDA expenses	79,790	79,125
All Other Adjusted EBITDA expenses	19,318	22,135
Consolidated Adjusted EBITDA expenses	145,109	139,910
Amortization of intangible assets	11,752	11,710
Depreciation and amortization of property, equipment and leasehold improvements	8,312	8,049
Total operating expenses	$165,173	$159,669

The discussion of our segment results for the three months ended September 30, 2016 and 2015 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended
	September 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$98,625	$89,139	$9,486	10.6%
Asset-based fees	56,122	50,736	5,386	10.6%
Non-recurring	3,004	1,702	1,302	76.5%
Operating revenues total	157,751	141,577	16,174	11.4%
Adjusted EBITDA expenses	46,001	38,650	7,351	19.0%
Adjusted EBITDA	$111,750	$102,927	$8,823	8.6%
Adjusted EBITDA margin %	70.8%	72.7%

Revenues related to Index products increased 11.4% to $157.8 million for the three months ended September 30, 2016 compared to $141.6 million for the three months ended September 30, 2015.

Recurring subscriptions were up 10.6% to $98.6 million for the three months ended September 30, 2016 compared to $89.1 million for the three months ended September 30, 2015, primarily driven by growth in benchmark and data products broadly, with growth in core products, factor and thematic products, usage fees and custom products.

Revenues from asset-based fees increased 10.6% to $56.1 million for the three months ended September 30, 2016 compared to $50.7 million for the three months ended September 30, 2015. The increase in asset-based fees was driven by several items, including a 23.6% increase in revenue from non-ETF passive funds, which was primarily due to initial fund fees recognized in the current period, as well as a 3.6% growth in revenue from ETFs linked to MSCI indexes, which was the result of an 11.7% increase in average AUM, offset by the impact of a change in the product mix. In addition, revenues from futures and options contracts based on MSCI indexes grew 59.7%, driven by a 36.7% increase in total trading volumes.

Non-recurring revenues were $3.0 million and $1.7 million for the three months ended September 30, 2016 and 2015, respectively.

Index segment Adjusted EBITDA expenses increased 19.0% to $46.0 million for the three months ended September 30, 2016 compared to $38.7 million for the three months ended September 30, 2015, primarily reflecting higher selling and marketing costs and cost of revenues. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 21.3% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended
	September 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$109,554	$107,065	$2,489	2.3%
Non-recurring	1,737	1,276	461	36.1%
Operating revenues total	111,291	108,341	2,950	2.7%
Adjusted EBITDA expenses	79,790	79,125	665	0.8%
Adjusted EBITDA	$31,501	$29,216	$2,285	7.8%
Adjusted EBITDA margin %	28.3%	27.0%

Analytics segment revenues increased 2.7% to $111.3 million for the three months ended September 30, 2016 compared to $108.3 million for the three months ended September 30, 2015, primarily driven by higher revenues from equity models, as well as higher revenues from RiskManager and InvestorForce products. Adjusting for foreign currency exchange rate fluctuations, Analytics segment revenues would have increased 4.1% for the three months ended September 30, 2016.

Analytics segment Adjusted EBITDA expenses increased 0.8% to $79.8 million for the three months ended September 30, 2016 compared to $79.1 million for the three months ended September 30, 2015, primarily driven by higher R&D costs, partially offset by lower cost of revenues. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 2.4% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Three Months Ended
	September 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$18,329	$17,569	$760	4.3%
Non-recurring	1,062	1,284	(222)	(17.3%)
Operating revenues total	19,391	18,853	538	2.9%
Adjusted EBITDA expenses	19,318	22,135	(2,817)	(12.7%)
Adjusted EBITDA	$73	$(3,282)	$3,355	102.2%
Adjusted EBITDA margin %	0.4%	(17.4%)

All Other segment revenues increased 2.9% to $19.4 million for the three months ended September 30, 2016 compared to $18.9 million for the three months ended September 30, 2015. The increase in All Other revenues was driven by a $1.8 million, or 18.3%, increase in ESG revenues to $11.5 million, partially offset by a $1.2 million, or 13.5%, decrease in Real Estate revenues to $7.9 million. Adjusting for the impact of foreign currency exchange rate fluctuations and the divestiture of the Real Estate occupiers business, Real Estate products would have increased 5.5% and All Other operating revenues would have increased 12.4% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

All Other segment Adjusted EBITDA expenses decreased 12.7% to $19.3 million for the three months ended September 30, 2016 compared to $22.1 million for the three months ended September 30, 2015, primarily driven by lower compensation and benefits costs attributable to Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have decreased 9.5% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The following table presents the results of operations for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$857,857	$802,120	$55,737	6.9%
Operating expenses:
Cost of revenues	188,288	202,891	(14,603)	(7.2%)
Selling and marketing	125,057	122,485	2,572	2.1%
Research and development	56,244	59,544	(3,300)	(5.5%)
General and administrative	65,768	62,417	3,351	5.4%
Amortization of intangible assets	35,535	35,107	428	1.2%
Depreciation and amortization of property, equipment and leasehold improvements	24,873	23,321	1,552	6.7%
Total operating expenses	495,765	505,765	(10,000)	(2.0%)
Operating income	362,092	296,355	65,737	22.2%
Other expense (income), net	73,249	32,237	41,012	127.2%
Income from continuing operations before provision for income taxes	288,843	264,118	24,725	9.4%
Provision for income taxes	96,238	94,079	2,159	2.3%
Income from continuing operations	192,605	170,039	22,566	13.3%
Income from discontinued operations, net of income taxes	—	(5,797)	5,797	(100.0%)
Net income	$192,605	$164,242	$28,363	17.3%

Earnings per basic common share:
From continuing operations	$1.99	$1.53	$0.46	30.1%
From discontinued operations	—	(0.05)	0.05	(100.0%)
Earnings per basic common share	$1.99	$1.48	$0.51	34.5%

Earnings per diluted common share:
From continuing operations	$1.98	$1.52	$0.46	30.3%
From discontinued operations	—	(0.05)	0.05	(100.0%)
Earnings per diluted common share	$1.98	$1.47	$0.51	34.7%

Operating margin	42.2%	36.9%

The following table presents operating revenues by type for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$684,578	$641,625	$42,953	6.7%
Asset-based fees	154,455	147,776	6,679	4.5%
Non-recurring	18,824	12,719	6,105	48.0%

Total operating revenues	$857,857	$802,120	$55,737	6.9%

Total operating revenues grew 6.9% to $857.9 million for the nine months ended September 30, 2016 compared to $802.1 million for the nine months ended September 30, 2015.

Revenues from recurring subscriptions increased 6.7% to $684.6 million for the nine months ended September 30, 2016 compared to $641.6 million for the nine months ended September 30, 2015, primarily driven by growth in Index products, which increased $27.7 million, or 10.6%. The impact on total recurring subscriptions from foreign currency exchange rate fluctuations was negligible.

Revenues from asset-based fees increased 4.5% to $154.5 million for the nine months ended September 30, 2016 compared to $147.8 million for the nine months ended September 30, 2015, primarily driven by a 16.9% increase in revenue from non-ETF passive funds, which was primarily due to initial fund fees recognized in the current year and a 43.7% increase in revenues from futures and options contracts based on MSCI indexes, driven by a 46.0% increase in total trading volumes. These increases were partially offset by a 1.5% decrease in revenue from ETFs linked to MSCI indexes, resulting from a 5.0% increase in average AUM which was offset by the impact of a change in the product mix.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the year-to-date periods indicated:

	Year-to-Date Average
	2015				2016
	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI Indexes	$392.5	$417.0	$417.4	$418.8	$407.9	$423.5	$438.1

Non-recurring revenues increased 48.0% to $18.8 million for the nine months ended September 30, 2016, compared to $12.7 million for the nine months ended September 30, 2015, primarily due to a payment received for the use of our indexes in connection with derivative products.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$289,409	$261,729	$27,680	10.6%
Asset-based fees	154,455	147,776	6,679	4.5%
Non-recurring	10,617	5,757	4,860	84.4%
Index total	454,481	415,262	39,219	9.4%

Analytics
Recurring subscriptions	328,636	318,871	9,765	3.1%
Non-recurring	5,311	3,885	1,426	36.7%
Analytics total	333,947	322,756	11,191	3.5%

All Other
Recurring subscriptions	66,533	61,025	5,508	9.0%
Non-recurring	2,896	3,077	(181)	(5.9%)
All Other total	69,429	64,102	5,327	8.3%

Total operating revenues	$857,857	$802,120	$55,737	6.9%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

The following table presents operating expenses by activity category for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$188,288	$202,891	$(14,603)	(7.2%)
Selling and marketing	125,057	122,485	2,572	2.1%
Research and development	56,244	59,544	(3,300)	(5.5%)
General and administrative	65,768	62,417	3,351	5.4%
Amortization of intangible assets	35,535	35,107	428	1.2%
Depreciation and amortization of property, equipment and leasehold improvements	24,873	23,321	1,552	6.7%
Total operating expenses	$495,765	$505,765	$(10,000)	(2.0%)

Total operating expenses decreased 2.0% to $495.8 million for the nine months ended September 30, 2016 compared to $505.8 million for the nine months ended September 30, 2015. The nine months ended September 30, 2015 reflected a $3.4 million total non-cash charge recorded within R&D. Adjusting for the impact of foreign currency exchange rate fluctuations, operating expenses would have been flat for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Cost of Revenues

Cost of revenues decreased 7.2% to $188.3 million for the nine months ended September 30, 2016 compared to $202.9 million for the nine months ended September 30, 2015, primarily driven by strong expense management, particularly in the Analytics segment, as reflected by lower compensation and benefits costs associated with lower average staffing levels and severance, as well as a decrease in non-compensation information technology and occupancy costs.

Selling and Marketing

Selling and marketing expenses increased 2.1% to $125.1 million for the nine months ended September 30, 2016 compared to $122.5 million for the nine months ended September 30, 2015, primarily driven by higher incentive compensation, partially offset by lower salary expense and severance, as well as higher marketing and other costs.

Research and Development

R&D expenses decreased 5.5% to $56.2 million for the nine months ended September 30, 2016 compared to $59.5 million for the nine months ended September 30, 2015, primarily due to an increase in capitalized software development costs. This includes a non-cash charge of $3.4 million related to the termination of a technology project in the Analytics segment recognized during the nine months ended September 30, 2015.

General and Administrative

G&A expenses increased 5.4% to $65.8 million for the nine months ended September 30, 2016 compared to $62.4 million for the nine months ended September 30, 2015, primarily driven by higher compensation and benefits costs.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$312,917	$324,827	$(11,910)	(3.7%)
Non-compensation expenses	122,440	122,510	(70)	(0.1%)
Amortization of intangible assets	35,535	35,107	428	1.2%
Depreciation and amortization of property, equipment and leasehold improvements	24,873	23,321	1,552	6.7%
Total operating expenses	$495,765	$505,765	$(10,000)	(2.0%)

Compensation and benefits expenses decreased 3.7% to $312.9 million for the nine months ended September 30, 2016 compared to $324.8 million for the nine months ended September 30, 2015, primarily due to lower salary expense, severance and other benefits, as well as higher capitalized software development costs, partially offset by higher incentive compensation. The higher capitalized software development costs includes a non-cash charge of $2.9 million related to the termination of a technology project in the Analytics segment recognized during the nine months ended September 30, 2015.

Non-compensation expenses decreased 0.1% to $122.4 million for the nine months ended September 30, 2016 compared to $122.5 million for the nine months ended September 30, 2015, primarily driven by a decrease in occupancy and information technology costs, as well as a non-cash charge of $0.5 million related to the termination of a technology project in the Analytics segment recognized during the nine months ended September 30, 2015. These decreases were offset by increases in costs related to marketing, travel & entertainment and other expense items.

Amortization of Intangible Assets

Amortization of intangible assets expense increased 1.2% to $35.5 million for the nine months ended September 30, 2016 compared to $35.1 million for the nine months ended September 30, 2015.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements increased 6.7% to $24.9 million for the nine months ended September 30, 2016 compared to $23.3 million for the nine months ended September 30, 2015, primarily reflecting higher depreciation of investments made in our information technology infrastructure.

Other Expense (Income), Net

Other expense (income), net increased 127.2% to $73.2 million for the nine months ended September 30, 2016 compared to $32.2 million for the nine months ended September 30, 2015, primarily driven by $33.1 million of higher interest expense resulting from the increased level of indebtedness, a $3.7 million charge for estimated losses associated with miscellaneous transactions, as well as the impact from a $6.3 million gain on the sale of an investment realized in the nine months ended September 30, 2015.

Income Taxes

The provision for income tax expense increased 2.3% to $96.2 million for the nine months ended September 30, 2016 compared to $94.1 million for the nine months ended September 30, 2015 on higher income from continuing operations, partially offset by a decline in the effective tax rate. These amounts reflect effective tax rates of 33.3% and 35.6% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily driven by efforts to better align our tax profile with our global operating footprint.

The effective tax rate of 33.3% for the nine months ended September 30, 2016 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $1.4 million related to interest received on tax refunds and additional deductions on filing the 2015 tax return that decreased the Company’s effective tax rate by 0.5 percentage points.

The effective tax rate of 35.6% for the nine months ended September 30, 2015 reflected the Company’s estimate of the effective tax rate for the period and was impacted by a change in the mix of profits between tax jurisdictions, as well as certain discrete items totaling $0.7 million. These items relate to the benefit recognized on the sale of an investment in which the tax basis and book basis were permanently different, partially offset by an increased liability for state taxes.

Net Income

As a result of the factors described above, net income for the nine months ended September 30, 2016 increased 17.3% to $192.6 million compared to $164.2 million for the nine months ended September 30, 2015.

Adjusted EBITDA

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues	$857,857	$802,120	$55,737	6.9%
Adjusted EBITDA expenses	435,357	447,337	(11,980)	(2.7%)
Adjusted EBITDA	$422,500	$354,783	$67,717	19.1%
Adjusted EBITDA margin %	49.3%	44.2%
Operating margin %	42.2%	36.9%

Adjusted EBITDA increased 19.1% to $422.5 million for the nine months ended September 30, 2016 compared to $354.8 million for the nine months ended September 30, 2015. Adjusted EBITDA margin increased to 49.3% for the nine months ended September 30, 2016 compared to 44.2% for the nine months ended September 30, 2015. The improvement in margin reflects growth in operating revenues, primarily attributable to growth in Index subscriptions, combined with lower Adjusted EBITDA expenses, which reflects strong expense management.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Index Adjusted EBITDA	$318,317	$293,997
Analytics Adjusted EBITDA	95,163	64,560
All Other Adjusted EBITDA	9,020	(3,774)
Consolidated Adjusted EBITDA	422,500	354,783
Amortization of intangible assets	35,535	35,107
Depreciation and amortization of property, equipment and leasehold improvements	24,873	23,321
Operating income	362,092	296,355
Other expense (income), net	73,249	32,237
Provision for income taxes	96,238	94,079
Income from continuing operations	192,605	170,039
Income (loss) from discontinued operations, net of income taxes	—	(5,797)
Net income	$192,605	$164,242

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Index Adjusted EBITDA expenses	$136,164	$121,265
Analytics Adjusted EBITDA expenses	238,784	258,196
All Other Adjusted EBITDA expenses	60,409	67,876
Consolidated Adjusted EBITDA expenses	435,357	447,337
Amortization of intangible assets	35,535	35,107
Depreciation and amortization of property, equipment and leasehold improvements	24,873	23,321
Total operating expenses	$495,765	$505,765

The discussion of our segment results for the nine months ended September 30, 2016 and 2015 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$289,409	$261,729	$27,680	10.6%
Asset-based fees	154,455	147,776	6,679	4.5%
Non-recurring	10,617	5,757	4,860	84.4%
Operating revenues total	454,481	415,262	39,219	9.4%
Adjusted EBITDA expenses	136,164	121,265	14,899	12.3%
Adjusted EBITDA	$318,317	$293,997	$24,320	8.3%
Adjusted EBITDA margin %	70.0%	70.8%

Revenues related to Index products increased 9.4% to $454.5 million for the nine months ended September 30, 2016 compared to $415.3 million for the nine months ended September 30, 2015.

Recurring subscriptions increased 10.6% to $289.4 million for the nine months ended September 30, 2016 compared to $261.7 million for the nine months ended September 30, 2015, primarily driven by growth in benchmark and data products.

Revenues from asset-based fees increased 4.5% to $154.5 million for the nine months ended September 30, 2016 compared to $147.8 million for the nine months ended September 30, 2015, primarily driven by higher revenues from non-ETF passive funds and futures and options contracts based on MSCI indexes, partially offset by lower revenue from ETFs linked to MSCI indexes.

Non-recurring revenues increased 84.4% to $10.6 million for the nine months ended September 30, 2016, which includes a $2.3 million payment received for the use of our indexes in connection with derivative products, compared to $5.8 million for the nine months ended September 30, 2015.

Index segment Adjusted EBITDA expenses increased 12.3% to $136.2 million for the nine months ended September 30, 2016 compared to $121.3 million for the nine months ended September 30, 2015, primarily reflecting higher compensation and benefits costs mainly within selling and marketing, R&D and G&A. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 14.8% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$328,636	$318,871	$9,765	3.1%
Non-recurring	5,311	3,885	1,426	36.7%
Operating revenues total	333,947	322,756	11,191	3.5%
Adjusted EBITDA expenses	238,784	258,196	(19,412)	(7.5%)
Adjusted EBITDA	$95,163	$64,560	$30,603	47.4%
Adjusted EBITDA margin %	28.5%	20.0%

Analytics segment revenues increased 3.5% to $333.9 million for the nine months ended September 30, 2016 compared to $322.8 million for the nine months ended September 30, 2015, primarily driven by higher recurring subscriptions from RiskManager and equity models products. There was a negligible impact from foreign currency exchange rate fluctuations on Analytics operating revenues for the nine months ended September 30, 2016.

Analytics segment Adjusted EBITDA expenses decreased 7.5% to $238.8 million for the nine months ended September 30, 2016 compared to $258.2 million for the nine months ended September 30, 2015, primarily driven by lower compensation and benefits costs, attributable to growth in emerging market centers and higher capitalized software development costs, as well as lower non-compensation costs, including technology and occupancy costs. The decrease included the impact of a non-cash charge of $3.4 million related to the termination of a technology project recognized during the nine months ended September 30, 2015. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have decreased 6.0% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$66,533	$61,025	$5,508	9.0%
Non-recurring	2,896	3,077	(181)	(5.9%)
Operating revenues total	69,429	64,102	5,327	8.3%
Adjusted EBITDA expenses	60,409	67,876	(7,467)	(11.0%)
Adjusted EBITDA	$9,020	$(3,774)	$12,794	339.0%
Adjusted EBITDA margin %	13.0%	(5.9%)

All Other segment revenues increased 8.3% to $69.4 million for the nine months ended September 30, 2016 compared to $64.1 million for the nine months ended September 30, 2015. The increase in All Other revenues was primarily driven by a $5.5 million, or 19.7%, increase in ESG revenues to $33.2 million, while Real Estate revenues decreased $0.1 million, or 0.3%, to $36.3 million.

Adjusting for the impact of foreign currency exchange rate fluctuations and the divestiture of the Real Estate occupiers business, Real Estate products would have increased 7.4% and All Other operating revenues would have increased 12.9% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

All Other segment Adjusted EBITDA expenses decreased 11.0% to $60.4 million for the nine months ended September 30, 2016 compared to $67.9 million for the nine months ended September 30, 2015, primarily driven by lower compensation and benefits costs attributable to Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have decreased 8.1% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign exchange rates; and
•	the impact of acquisitions and dispositions.

The following table presents the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
	September 30,	September 30,	June 30,	Year-Over-Year	Sequential
	2016	2015	2016	Comparison	Comparison
	(in thousands)
Index:
Recurring subscriptions	$395,601	$361,209	$387,679	9.5%	2.0%
Asset-based fees	212,224	187,818	195,298	13.0%	8.7%
Index total	607,825	549,027	582,977	10.7%	4.3%

Analytics	452,323	430,377	449,062	5.1%	0.7%

All Other	86,738	82,877	86,924	4.7%	(0.2%)

Total Run Rate	$1,146,886	$1,062,281	$1,118,963	8.0%	2.5%

Recurring subscriptions total	$934,662	$874,463	$923,665	6.9%	1.2%
Asset-based fees	212,224	187,818	195,298	13.0%	8.7%
Total Run Rate	$1,146,886	$1,062,281	$1,118,963	8.0%	2.5%

Total Run Rate grew 8.0% to $1,146.9 million at September 30, 2016 compared to $1,062.3 million at September 30, 2015. Recurring subscriptions Run Rate grew 6.9% to $934.7 million at September 30, 2016 compared to $923.7 million at September 30, 2015.

Run Rate from asset-based fees increased 13.0% to $212.2 million at September 30, 2016 from $187.8 million at September 30, 2015, primarily driven by higher growth in ETFs linked to MSCI indexes, non-ETF passive funds and futures and options contracts based on MSCI indexes. As of September 30, 2016, the value of AUM in ETFs linked to MSCI indexes was $474.9 billion, up $84.7 billion, or 21.7%, from $390.2 billion as of September 30, 2015. The increase of $84.7 billion consisted of net inflows of $50.7 billion and market appreciation of $34.0 billion.

Index recurring subscriptions Run Rate grew 9.5% to $395.6 million at September 30, 2016 compared to $361.2 million at September 30, 2015 driven by growth in core products, factor and thematic products, usage fees and custom products.

Run Rate from Analytics products increased 5.1% to $452.3 million at September 30, 2016 compared to $430.4 million at September 30, 2015, primarily driven by growth in sales of equity models, RiskManager and InvestorForce products.

Run Rate from All Other products increased 4.7% to $86.7 million at September 30, 2016 compared to $82.9 million at September 30, 2015, driven by an $8.0 million, or 20.6%, increase in ESG Run Rate, partially offset by a $4.2 million, or 9.4%, decrease in Real Estate Run Rate. The increase in ESG Run Rate was driven by higher sales of ESG Ratings products. Adjusting for the impact of foreign currency exchange rate fluctuations and the divestiture of the Real Estate occupiers business, at September 30, 2016 Real Estate Run Rate would have increased 1.9%, and All Other Run Rate would have increased 11.4% compared to September 30, 2015.

Subscription Sales

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended
	September 30,	September 30,	June 30,	Year Over	Sequential
	2016	2015	2016	Year Comparison	Comparison
	(in thousands)
New recurring subscription sales
Index	$11,758	$11,810	$13,139	(0.4%)	(10.5%)
Analytics	13,131	10,390	11,149	26.4%	17.8%
All Other	3,877	3,308	4,481	17.2%	(13.5%)
New recurring subscription sales total	28,766	25,508	28,769	12.8%	(0.0%)

Subscription cancellations
Index	(3,840)	(3,852)	(4,096)	(0.3%)	(6.3%)
Analytics	(10,530)	(4,898)	(9,015)	115.0%	16.8%
All Other	(1,903)	(2,165)	(2,243)	(12.1%)	(15.2%)
Subscription cancellations total	(16,273)	(10,915)	(15,354)	49.1%	6.0%

Net new recurring subscription sales
Index	7,918	7,958	9,043	(0.5%)	(12.4%)
Analytics	2,601	5,492	2,134	(52.6%)	21.9%
All Other	1,974	1,143	2,238	72.7%	(11.8%)
Net new recurring subscription sales total	12,493	14,593	13,415	(14.4%)	(6.9%)

Non-recurring sales
Index	5,468	1,719	5,379	218.1%	1.7%
Analytics	2,330	1,381	1,429	68.7%	63.1%
All Other	774	1,054	1,132	(26.6%)	(31.6%)
Non-recurring sales total	8,572	4,154	7,940	106.4%	8.0%

Total Index	$13,386	$9,677	$14,422	38.3%	(7.2%)
Total Analytics	4,931	6,873	3,563	(28.3%)	38.4%
Total All Other	2,748	2,197	3,370	25.1%	(18.5%)
Total net sales	$21,065	$18,747	$21,355	12.4%	(1.4%)

Aggregate Retention Rate

The following table presents our Aggregate Retention Rate by reportable segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Index	95.8%	95.4%	95.9%	96.0%
Analytics	90.4%	95.3%	92.2%	94.0%
All Other	90.8%	89.1%	90.7%	90.1%

Total	92.7%	94.8%	93.6%	94.4%

The Aggregate Retention Rate for a period is calculated by annualizing the cancellations for which (1) we have received a notice of termination or (2) we believe there is an intention to not renew during the period and we believe that such notice or intention evidences the client’s final decision to terminate or not renew the applicable agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the period. The Aggregate Retention Rate is computed on a product-by-product basis. Therefore, if a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction.

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

Senior Notes and Credit Agreement

We have issued an aggregate of $2.1 billion in senior unsecured notes (collectively, the “Senior Notes”) in the three discrete private offerings described below.

On November 20, 2014, we completed our private offering of $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “2024 Senior Notes”). We used the net proceeds from the offering of the 2024 Senior Notes, together with cash on hand, to repay in full our outstanding term loan indebtedness of $794.8 million.

On August 13, 2015, we completed the 2025 Senior Notes offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2025. The net proceeds from the offering of the 2025 Senior Notes were allocated for general corporate purposes.

On August 4, 2016, we completed the 2026 Senior Notes offering of $500.0 million aggregate principal amount of 4.75% senior unsecured notes due 2026. The net proceeds from the offering of the 2026 Senior Notes were allocated for general corporate purposes, including, without limitation, buybacks of our common stock and potential acquisitions.

The 2024 Senior Notes are scheduled to mature and be paid in full on November 15, 2024. At any time prior to November 15, 2019, we may redeem all or part of the 2024 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, we may redeem all or part of the 2024 Senior Notes, together with accrued and unpaid interest, on or after November 15, 2019, at redemption prices set forth in the indenture governing our 2024 Senior Notes. At any time prior to November 15, 2017, we may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2024 Senior Notes, including any permitted additional notes, at a redemption price equal to 105.25% of the principal amount.

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

The 2026 Senior Notes are scheduled to mature and be paid in full on August 1, 2026. At any time prior to August 1, 2021, the Company may redeem all or part of the 2026 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2026 Senior Notes, together with accrued and unpaid interest, on or after August 1, 2021, at redemption prices set forth in the indenture governing the 2026 Senior Notes. At any time prior to August 1, 2019, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2026 Senior Notes, including any permitted additional notes, at a redemption price equal to 104.75% of the principal amount.

Interest payments attributable to the 2024 Senior Notes are due on May 15 and November 15 of each year. The first interest payment was made on May 15, 2015. Interest payments attributable to the 2025 Senior Notes are due on February 15 and August 15 of each year. The first interest payment was made on February 16, 2016. Interest payments attributable to the 2026 Senior Notes are due on February 1 and August 1 of each year. The first interest payment is due on February 1, 2017.

On November 20, 2014, we entered into a $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”) with a syndicate of banks. The 2014 Revolving Credit Agreement had an initial term of five years with an option to extend for two additional one year terms. On August 4, 2016, we entered into Amendment No. 1 (the “Amendment”) to the 2014 Revolving Credit Agreement (the 2014 Revolving Credit Agreement as so amended, the “Revolving Credit Agreement”). The Amendment, among other things, (i) permits us to increase aggregate commitments available to be borrowed to $220.0 million, (ii) increases the maximum consolidated leverage ratio from 3.75:1.00 to 4.25:1.00 and (iii) extends the initial term to August 2021 with an option to extend for an additional one-year term.

The Senior Notes and the Revolving Credit Agreement are fully and unconditionally, and jointly and severally, guaranteed by our direct or indirect wholly-owned domestic subsidiaries that account for more than 5% of our and our subsidiaries’ consolidated assets, other than certain excluded subsidiaries (the “subsidiary guarantors”). Amounts due under the Revolving Credit Agreement are our and the subsidiary guarantors’ senior unsecured obligations and rank equally with the Senior Notes and any of our other unsecured, unsubordinated debt, senior to any of our subordinated debt and effectively subordinated to our secured debt to the extent of the assets securing such debt.

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

The Revolving Credit Agreement contains affirmative and restrictive covenants that, among other things, limit our ability and the ability of our existing or future subsidiaries to:

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

The Revolving Credit Agreement and the Indentures also contain customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, bankruptcy and insolvency events, invalidity or impairment of loan documentation or collateral, change of control and customary ERISA defaults. None of the restrictions above are expected to impact our ability to effectively operate the business.

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of September 30, 2016, our Consolidated Leverage Ratio was 3.62:1.00 and our Consolidated Interest Coverage Ratio was 6.26:1.00. There were no amounts drawn under the Revolving Credit Facility since its November 20, 2014 inception.

Our non-guarantor subsidiaries of the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $206.9 million, or 18.3%, of our total revenue for the trailing 12 months ended September 30, 2016, approximately $127.5 million, or 27.2%, of our consolidated operating income for the trailing 12 months ended September 30, 2016, and approximately $456.6 million, or 13.8%, of our consolidated total assets (excluding intercompany assets) and $165.3 million, or 6.0%, of our consolidated total liabilities, in each case as of September 30, 2016.

Share Repurchases

For the nine months ended September 30, 2016, the Company repurchased approximately 6.9 million shares at an average purchase price of $70.43 per share for a total value of $483.8 million under the 2015 Repurchase Program.

Cash Dividend

On October 26, 2016, the Board of Directors declared a cash dividend of $0.28 per share for fourth quarter 2016. The fourth quarter 2016 dividend is payable on November 30, 2016 to shareholders of record as of the close of trading on November 14, 2016.

Cash Flows

	As of
	September 30,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$974,062	$777,706

Cash and cash equivalents were $974.1 million and $777.7 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, $187.6 million and $128.1 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the United States. In addition, repatriation of some foreign cash is further restricted by local laws. The increase in cash and cash equivalents held by foreign subsidiaries since year end primarily reflects ongoing efforts to better align our tax profile with our global operating footprint. We expect the cash balance to continue to grow outside the U.S. over time.

We believe that domestic cash flows from operations, together with existing cash and cash equivalents and funds available under our existing credit facility and our ability to access the debt and capital markets for additional funds, will continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures and share repurchases, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect that foreign cash flows from operations, together with existing cash and cash equivalents will continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and for the foreseeable future thereafter.

Cash Provided by (Used In) Operating, Investing and Financing Activities

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Cash provided by operating activities	$297,030	$224,672
Cash used in investing activities	(31,496)	(30,532)
Cash (used in) provided by financing activities	(65,278)	296,033
Effect of exchange rate changes	(3,900)	(5,484)
Net increase in cash	$196,356	$484,689

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $297.0 million and $224.7 million for the nine months ended September 30, 2016 and 2015, respectively. The year-over-year increase reflects higher billings and collections from customers, a decrease in cash expenses and lower cash payments for income taxes, including the impact of refunds, partially offset by higher interest payments.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $31.5 million and $30.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Cash Flows From Financing Activities

Cash used in financing activities was $65.3 million for the nine months ended September 30, 2016 compared to cash provided by financing activities of $296.0 million for the nine months ended September 30, 2016. The year-over-year decrease primarily reflects the impact of lower proceeds from borrowings and increased repurchases of treasury shares.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the nine months ended September 30, 2016 and 2015, 17.3% and 18.2%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 17.3% of non-U.S. dollar exposure for the nine months ended September 30, 2016, 35.1% was in British pounds sterling, 35.0% was in Euros and 24.7% was in Japanese yen. Of the 18.2% of non-U.S. dollar exposure for the nine months ended September 30, 2015, 36.5% was in British pounds sterling, 36.5% was in Euros and 21.0% was in Japanese yen.

Revenues from index-linked investment products represented 18.0% and 18.4% of operating revenues for the nine months ended September 30, 2016 and 2015, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which approximately two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 38.9% and 41.4% of our operating expenses, including operating expense attributable to income (loss) from discontinued operations, net of income taxes, for the nine months ended September 30, 2016 and 2015, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Swiss francs, Hungarian forints, Hong Kong dollars, Euros, Mexican pesos and Chinese yuan. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the income statement impact associated with amounts denominated in certain foreign currencies. We recognized total foreign currency exchange gains of $0.6 million for the nine months ended September 30, 2016 compared to foreign currency exchange losses of $2.4 million for the nine months ended September 30, 2015.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2016, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2016 and 2015 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Form 10-K for fiscal year 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended September 30, 2016.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1
(July 1, 2016-July 31, 2016)	384,551	$75.74	373,620	$395,552,000

Month #2
(August 1, 2016- August 31, 2016)	935	$87.23	—	$395,552,000

Month #3
(September 1, 2016- September 30, 2016)	1,028	$86.51	—	$395,552,000

Total	386,514	$75.80	373,620	$395,552,000

(1)

Includes (i) shares purchased by the Company on the open market; (ii) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units; (iii) shares withheld to satisfy tax withholding obligations and exercise price on behalf of employees that occur upon exercise and delivery of outstanding shares underlying stock options; and (iv) shares held in treasury under the MSCI Inc. Non-Employee Directors Deferral Plan. The value of the shares withheld were determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company. The amount also includes shares repurchased under the 2015 Repurchase Program.

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

Dated: October 28, 2016

MSCI INC. (Registrant)

By:	/s/ Kathleen A. Winters
Kathleen A. Winters Chief Financial Officer, Principal Financial Officer

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED SEPTEMBER 30, 2016

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

4.1

Indenture, dated as of August 4, 2016, among MSCI Inc., each of the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on August 5, 2016 and incorporated by reference herein)

4.2

Form of Note for MSCI Inc. 4.750% Senior Notes due August 1, 2026 (filed as Exhibit 4.2 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on August 5, 2016 and incorporated by reference herein)

10.1

Amendment No. 1 to the Revolving Credit Agreement, dated August 4, 2016, among MSCI Inc., each of the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on August 5, 2016 and incorporated by reference herein)

11

Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 3 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*	15.1	Letter of awareness from PricewaterhouseCoopers LLP, dated October 28, 2016, concerning unaudited interim financial information

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

EX-1