Form 10-Q
period 2017-03-31
MSCI Inc.
filed 2017-05-05
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, there were 90,455,917 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

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

You can access information about MSCI Inc.’s corporate governance at http://ir.msci.com/corporate-governance.cfm, including copies of the following:

•	Charters for MSCI Inc.’s Audit Committee, Compensation and Talent Management Committee, Nominating and Corporate Governance Committee and Strategy and Finance Committee;
•	Corporate Governance Policies;
•	Procedures for Submission of Ethical or Accounting Related Complaints; and
•	Code of Ethics and Business Conduct.

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

Other factors that could materially affect actual results, levels of activity, performance or achievements can be found in MSCI Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 24, 2017 and in quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished with the SEC. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what MSCI Inc. projected. Any forward-looking statement in this report reflects MSCI Inc.’s current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to MSCI Inc.’s operations, results of operations, growth strategy and liquidity. MSCI Inc. assumes no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$696,972	$791,834
Accounts receivable (net of allowances of $1,108 and $1,035 at March 31, 2017 and December 31, 2016, respectively)	262,289	221,504
Prepaid income taxes	—	12,389
Prepaid and other assets	29,390	29,943
Total current assets	988,651	1,055,670
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $146,219 and $136,841 at March 31, 2017 and December 31, 2016, respectively)	93,156	95,585
Goodwill	1,556,453	1,555,850
Intangible assets (net of accumulated amortization of $474,276 and $462,860 at March 31, 2017 and December 31, 2016, respectively)	339,107	347,640
Deferred tax assets	9,687	9,531
Other non-current assets	18,084	18,302
Total assets	$3,005,138	$3,082,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,138	$568
Income taxes payable	3,755	—
Accrued compensation and related benefits	41,823	119,113
Other accrued liabilities	71,210	82,531
Deferred revenue	378,422	334,358
Total current liabilities	496,348	536,570
Long-term debt	2,075,924	2,075,201
Deferred taxes	91,845	94,067
Other non-current liabilities	62,183	59,135
Total liabilities	2,726,300	2,764,973

Commitments and Contingencies (see Note 6 and Note 7)

Shareholders' equity:
Preferred stock (par value $0.01, 100,000,000 share authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 129,385,707 and 128,996,344 common shares issued and 90,450,616 and 91,279,590 common shares outstanding at March 31, 2017 and December 31, 2016, respectively)	1,294	1,290
Treasury shares, at cost (38,935,091 and 37,716,754 common shares held at March 31, 2017 and December 31, 2016, respectively)	(2,271,112)	(2,170,739)
Additional paid in capital	1,237,106	1,225,565
Retained earnings	1,369,406	1,322,224
Accumulated other comprehensive loss	(57,856)	(60,735)
Total shareholders' equity	278,838	317,605
Total liabilities and shareholders' equity	$3,005,138	$3,082,578

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Operating revenues	$301,207	$278,828

Operating expenses:
Cost of revenues	67,521	63,172
Selling and marketing	43,014	41,689
Research and development	18,977	18,928
General and administrative	21,004	21,890
Amortization of intangible assets	11,251	11,840
Depreciation and amortization of property, equipment and leasehold improvements	8,838	8,168
Total operating expenses	170,605	165,687

Operating income	130,602	113,141

Interest income	(932)	(621)
Interest expense	29,024	22,904
Other expense (income)	885	81

Other expense (income), net	28,977	22,364

Income before provision for income taxes	101,625	90,777
Provision for income taxes	28,674	30,410
Net income	$72,951	$60,367

Earnings per basic common share	$0.80	$0.61

Earnings per diluted common share	$0.80	$0.60

Weighted average shares outstanding used in computing earnings per share
Basic	90,708	99,425
Diluted	91,624	99,998

Dividend declared per common share	$0.28	$0.22

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Net income	$72,951	$60,367
Other comprehensive (loss) income:
Foreign currency translation adjustments	2,941	304
Income tax effect	—	(67)
Foreign currency translation adjustments, net	2,941	237

Pension and other post-retirement adjustments	(99)	(313)
Income tax effect	37	82
Pension and other post-retirement adjustments, net	(62)	(231)
Other comprehensive (loss) income, net of tax	2,879	6
Comprehensive income	$75,830	$60,373

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Cash flows from operating activities
Net income	$72,951	$60,367
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	11,251	11,840
Stock-based compensation expense	9,394	7,080
Depreciation and amortization of property, equipment and leasehold improvements	8,838	8,168
Amortization of debt origination fees	849	709
Deferred taxes	(2,035)	(3,769)
Other non-cash adjustments	25	359
Changes in assets and liabilities:
Accounts receivable	(40,582)	(51,664)
Prepaid income taxes	12,438	22,246
Prepaid and other assets	629	270
Accounts payable	561	(1,006)
Income taxes payable	3,755	—
Accrued compensation and related benefits	(76,708)	(62,258)
Other accrued liabilities	(10,280)	(1,325)
Deferred revenue	43,247	42,039
Other	2,682	3,831
Net cash provided by operating activities	37,015	36,887

Cash flows from investing activities
Capital expenditures	(7,322)	(3,135)
Capitalized software development costs	(2,307)	(2,325)
Acquisitions, net of cash acquired	—	(60)
Net cash used in investing activities	(9,629)	(5,520)

Cash flows from financing activities
Proceeds from exercise of stock options	625	2,438
Repurchase of treasury shares	(100,362)	(346,715)
Payment of dividends	(25,489)	(21,889)
Net cash used in financing activities	(125,226)	(366,166)

Effect of exchange rate changes	2,978	2,107

Net decrease in cash	(94,862)	(332,692)
Cash and cash equivalent, beginning of period	791,834	777,706

Cash and cash equivalent, end of period	$696,972	$445,014

Supplemental disclosure of cash flow information:
Cash paid for interest	$34,916	$23,451
Cash paid for income taxes	$13,294	$11,242

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$2,944	$5,077

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$269	$157

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI Inc. and its subsidiaries and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of March 31, 2017 and December 31, 2016, the results of operations and comprehensive income for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2016. The unaudited condensed consolidated financial statement information as of December 31, 2016 has been derived from the 2016 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Concentrations

BlackRock, Inc. accounted for 10.3% of the Company’s consolidated operating revenues for the three months ended March 31, 2017 while no single customer represented 10.0% or more of the Company’s consolidated operating revenues for the three months ended March 31, 2016. For the three months ended March 31, 2017 and 2016, BlackRock, Inc. accounted for 18.6% and 17.0% of the Index segment operating revenues, respectively. No single customer represented 10.0% or more of revenues within the Analytics and All Other segments for the three months ended March 31, 2017 and 2016.

2. RECENT ACCOUNTING STANDARDS UPDATES

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities have the option of adopting ASU 2014-09 retrospectively to each prior period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of initial application. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year by changing the effective date to be for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017 from December 15, 2016, with early adoption at the prior date permitted.

In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net).” In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients.” In December 2016, the FASB issued Accounting Standards Update No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These updates provide supplemental adoption guidance and clarification to ASU 2014-09 and must be adopted concurrently. The Company is currently evaluating the overall impact and the method of adoption of ASU 2014-09, including the latest developments from the Transition Resources Group. Areas most likely impacted may include, but not be limited to, the following: the timing of revenue recognition and costs for implementation services; the timing of revenue recognition of licenses for desktop applications; and the accounting for contract modifications. In addition, the new standard may require certain amounts in accounts receivable and deferred revenues to be netted on the balance sheet and enhanced disclosures in relation to (i) disaggregated revenue, (ii) reconciliations of contract balances, (iii) performance obligations, (iv) significant judgments and (v) cost to obtain or fulfill contracts. The Company’s final determination of the adoption methodology will depend on a number of factors, such as the significance of the impact of the new standard on the financial results, system readiness and the ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements and new disclosure requirements. The Company does not currently know or cannot reasonably estimate quantitative information related to the impact of the new standard on its condensed consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842),” or ASU 2016-02. The FASB issued ASU 2016-02 in order to increase the transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB amended the FASB Accounting Standards Codification and created Topic 842, Leases. ASU 2016-02 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 requires reporting organizations to take a modified retrospective transition approach (as opposed to a full retrospective transition approach). The Company is continuing to evaluate the potential impact that ASU 2016-02 will have on its condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” or ASU 2016-09. The FASB issued ASU 2016-09 as part of its Simplification Initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Amendments related to accounting for the income tax consequences have been adopted prospectively, resulting in the recognition of $3.1 million of excess tax benefits within income taxes rather than additional paid in capital for the three months ended March 31, 2017.  This increased diluted earnings per share by approximately $0.03 per share for the period.  Excess tax benefits related to share-based compensation are now included in operating cash flows rather than financing cash flows.  This change has been applied retrospectively in accordance with ASU 2016-09 and resulted in an increase of $3.9 million in net cash provided by operating activities with a matching decrease in net cash used in financing activities for the three months ended March 31, 2016 compared to previously reported results. The Company has previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows, therefore there is no change related to this requirement.  The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance.  The Company has elected to continue estimating forfeitures under the current guidance.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” or ASU 2017-01. The amendments in ASU 2017-01 provide a screen to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Under ASU 2017-01, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it’s not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 also narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. ASU 2017-01 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-01 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” or ASU 2017-04. The amendments in ASU 2017-04 simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities. Instead, under the amendments in ASU 2017-04, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but not more than the total amount of goodwill allocated to the reporting unit. ASU

2017-04 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2017-04 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” or ASU 2017-07. The FASB issued ASU 2017-07 in order to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. ASU 2017-07 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. Entities should apply these amendments retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The adoption of ASU 2017-07 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

3. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 3,002 anti-dilutive securities excluded from the calculation of diluted EPS for the three months ended March 31, 2017. There were no anti-dilutive securities excluded from the calculation of diluted EPS for the three months ended March 31, 2016.

The following table presents the computation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2017	2016
(in thousands, except per share data)
Net income	$72,951	$60,367

Basic weighted average common shares outstanding	90,708	99,425
Effect of dilutive securities:
Stock options and restricted stock units	916	573
Diluted weighted average common shares outstanding	91,624	99,998

Earnings per basic common share	$0.80	$0.61

Earnings per diluted common share	$0.80	$0.60

4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at March 31, 2017 and December 31, 2016 consisted of the following:

	As of
	March 31,	December 31,
	2017	2016
	(in thousands)
Computer & related equipment	$168,516	$162,306
Furniture & fixtures	9,879	9,724
Leasehold improvements	50,420	49,442
Work-in-process	10,560	10,954
Subtotal	239,375	232,426
Accumulated depreciation and amortization	(146,219)	(136,841)
Property, equipment and leasehold improvements, net	$93,156	$95,585

Depreciation and amortization expense of property, equipment and leasehold improvements was $8.8 million and $8.2 million for the three months ended March 31, 2017 and 2016, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	All Other	Total
Goodwill at December 31, 2016	$1,202,448	$302,611	$50,791	$1,555,850
Foreign exchange translation adjustment	373	—	230	603
Goodwill at March 31, 2017	$1,202,821	$302,611	$51,021	$1,556,453

Intangible Assets

Amortization expense related to intangible assets for the three months ended March 31, 2017 and 2016 was $11.3 million and $11.8 million, respectively.

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets were as follows:

	As of
	March 31,	December 31,
	2017	2016
	(in thousands)
Gross intangible assets:
Customer relationships	$361,199	$361,199
Trademarks/trade names	223,382	223,382
Technology/software	212,261	210,013
Proprietary data	28,627	28,627
Covenant not to compete	1,225	1,225
Subtotal	826,694	824,446
Foreign exchange translation adjustment	(13,311)	(13,946)
Total gross intangible assets	$813,383	$810,500
Accumulated amortization:
Customer relationships	$(172,464)	$(166,923)
Trademarks/trade names	(107,975)	(105,077)
Technology/software	(186,633)	(184,290)
Proprietary data	(8,999)	(8,571)
Covenant not to compete	(1,131)	(1,089)
Subtotal	(477,202)	(465,950)
Foreign exchange translation adjustment	2,926	3,090
Total accumulated amortization	$(474,276)	$(462,860)
Net intangible assets:
Customer relationships	$188,735	$194,276
Trademarks/trade names	115,407	118,305
Technology/software	25,628	25,723
Proprietary data	19,628	20,056
Covenant not to compete	94	136
Subtotal	349,492	358,496
Foreign exchange translation adjustment	(10,385)	(10,856)
Total net intangible assets	$339,107	$347,640

The following table presents the estimated amortization expense for the remainder of 2017 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder 2017	$32,818
2018	42,074
2019	40,074
2020	37,889
2021	36,376
Thereafter	149,876
Total	$339,107

6. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended March 31, 2017 and 2016 was $5.8 million and $6.1 million, respectively.

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

Revolver. On November 20, 2014, the Company entered into a $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”) with a syndicate of banks. The 2014 Revolving Credit Agreement had an initial term of five years with an option to extend for two additional one-year terms. On August 4, 2016, the Company entered into Amendment No. 1 (the “Amendment”) to the 2014 Revolving Credit Agreement (the 2014 Revolving Credit Agreement as so amended, the “Revolving Credit Agreement”). The Amendment, among other things, (i)  increased aggregate commitments available to be borrowed to $220.0 million, (ii) increased the maximum consolidated leverage ratio and (iii) extended the initial term to August 2021 with an option to extend for an additional one-year term.  No amounts have ever been drawn under the Revolving Credit Agreement.

    Long-term debt at March 31, 2017 was $2,075.9 million, net of $24.1 million in deferred financing fees. Long-term debt at December 31, 2016 was $2,075.2 million, net of $24.8 million in deferred financing fees.

In connection with the closings of the Senior Notes offerings and entry into the 2014 Revolving Credit Agreement and the Amendment, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over the related lives. At March 31, 2017, $26.3 million of the deferred financing fees remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $1.7 million of which is included in “Other non-current assets” and $24.1 million of which is grouped and presented as part of “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

At March 31, 2017 and December 31, 2016, the fair market value of the Company’s debt obligations was $2,200.6 million and $2,192.5 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value and represents Level 2 valuations, which are based on one or more quoted prices in markets that are not considered to be active or for which all significant inputs are observable, either directly or indirectly. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

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

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s economic exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2017, the Company had outstanding foreign currency forwards with a notional amount of $38.9 million that were not designated as hedges in qualifying hedging relationships.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition:

	Unaudited Condensed	As of
	Consolidated Statements of	March 31,	December 31,
(in thousands)	Financial Condition Location	2017	2016
Non-designated hedging instruments:
Asset derivatives:
Foreign exchange contracts	Prepaid and other assets	$151	$27
Liability derivatives:
Foreign exchange contracts	Other accrued liabilities	$(196)	$(124)

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

The following table presents the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Income:

		Amount of Gain or (Loss) Recognized
Derivatives Not Designated as	Location of Gain or	in Income on Derivatives for the
Hedging Instruments	(Loss) Recognized	Three Months Ended March 31,
(in thousands)	in Income on Derivatives	2017	2016
Foreign exchange contracts	Other expense (income)	$(334)	$214

7. SHAREHOLDERS’ EQUITY

Return of capital.

On October 28, 2015, the Board of Directors of MSCI (the “Board of Directors”) approved a stock repurchase program authorizing the purchase of up to $1.0 billion worth of shares of MSCI’s common stock (the “2015 Repurchase Program”).

On October 26, 2016, the Board of Directors approved an additional stock repurchase program authorizing the purchase of up to $750.0 million worth of shares of the Company’s common stock (together with the $330.3 million remaining authorization under the 2015 Repurchase Program, the “2016 Repurchase Program”). Share repurchases made pursuant to the 2016 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.  As of March 31, 2017, there was $781.2 million of available authorization remaining under the 2016 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Three Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
March 31, 2017	$82.25	1,079	$88,744
March 31, 2016	$68.45	4,869	$333,328

The following table presents cash dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share amounts)	Per Share	Declared	Distributed	Deferred
2017
Three Months Ended March 31,	$0.28	$25,769	$25,500	$269

2016
Three Months Ended March 31,	$0.22	$22,046	$21,889	$157

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased during the three months ended March 31, 2017:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Balance At December 31, 2016	128,996,344	(37,716,754)	91,279,590
Dividend payable/paid	114	(114)	—
Common stock issued and exercise of stock options	389,198	—	389,198
Shares withheld for tax withholding and exercises	—	(139,208)	(139,208)
Shares repurchased under stock repurchase programs	—	(1,079,005)	(1,079,005)
Shares issued to directors	51	(10)	41
Balance At March 31, 2017	129,385,707	(38,935,091)	90,450,616

8. INCOME TAXES

The Company’s provision for income taxes was $28.7 million and $30.4 million for the three months ended March 31, 2017 and 2016, respectively. These amounts reflect effective tax rates of 28.2% and 33.5% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate was primarily driven by the impact of discrete items, including the excess tax benefits related to the adoption of ASU 2016-09 during the three months ended March 31, 2017, in addition to the impact of the ongoing efforts to better align the Company’s tax profile with its global operating footprint.  See Note 2, “Recent Accounting Standards Updates,” for more information regarding the adoption of ASU 2016-09.

The effective tax rate of 28.2% for the three months ended March 31, 2017 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $3.5 million, primarily related to the excess tax benefits on share-based compensation recognized during the period, which decreased the Company’s effective tax rate by 3.5 percentage points.

The effective tax rate of 33.5% for the three months ended March 31, 2016 reflected the Company’s estimate of the effective tax rate for the period and was impacted by a change in the mix of profits between tax jurisdictions.

The Company is under examination by the IRS and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as India, and states in which the Company has significant operations, such as New York. The tax years currently under examination vary by jurisdiction but include years ranging from 2005 through 2016. As a result of having previously been a member of the Morgan Stanley consolidated group, the Company may have future settlements with Morgan Stanley related to the ultimate disposition of their New York State and New York City examination relating to the tax years 2007 and 2008 and their IRS examination relating to the tax years 2006 through 2008. The Company does not believe it has any material exposure to the New York State and New York City examinations. Additionally, the Company believes it has adequate reserves for any tax issues that may arise out of the IRS examination relating to the tax years 2006 through 2008 and therefore does not believe any related settlement with Morgan Stanley will have a material impact.

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

The Real Estate operating segment is a provider of real estate performance analysis for funds, investors, managers and lenders, as well as occupiers through the disposition of the Real Estate occupiers business. This segment provides products and offers services that include research, reporting and benchmarking. During the year ended December 31, 2016, the Company disposed of the Real Estate occupiers business.

The operating segments of ESG and Real Estate do not individually meet the segment reporting thresholds and have been combined and presented as part of All Other for disclosure purposes.

The following table presents operating revenue by reportable segment for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Operating revenues
Index	$163,435	$144,613
Analytics	112,420	110,263
All Other	25,352	23,952
Total	$301,207	$278,828

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Index Adjusted EBITDA	$115,637	$100,049
Analytics Adjusted EBITDA	29,536	30,360
All Other Adjusted EBITDA	5,518	2,740
Total operating segment profitability	150,691	133,149
Amortization of intangible assets	11,251	11,840
Depreciation and amortization of property, equipment and leasehold improvements	8,838	8,168
Operating income	130,602	113,141
Other expense (income), net	28,977	22,364
Provision for income taxes	28,674	30,410
Net income	$72,951	$60,367

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Revenues
Americas:
United States	$144,838	$137,645
Other	11,654	10,582
Total Americas	156,492	148,227

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	47,025	42,610
Other	60,302	53,439
Total EMEA	107,327	96,049

Asia & Australia:
Japan	12,826	12,640
Other	24,562	21,912
Total Asia & Australia	37,388	34,552

Total	$301,207	$278,828

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	March 31,	December 31,
	2017	2016
	(in thousands)
Long-lived assets
Americas:
United States	$1,864,169	$1,876,366
Other	1,891	1,543
Total Americas	1,866,060	1,877,909

EMEA:
United Kingdom	89,468	89,466
Other	25,026	23,780
Total EMEA	114,494	113,246

Asia & Australia:
Japan	327	357
Other	7,835	7,563
Total Asia & Australia	8,162	7,920

Total	$1,988,716	$1,999,075

10. SUBSEQUENT EVENTS

On May 2, 2017, the Board of Directors declared a cash dividend of $0.28 per share for second quarter 2017. The second quarter 2017 dividend is payable on May 31, 2017 to shareholders of record as of the close of trading on May 19, 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and its subsidiaries as of March 31, 2017, and the related condensed consolidated statements of income and of comprehensive income for the three-month periods ended March 31, 2017 and March 31, 2016, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2017 and March 31, 2016. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2016, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition information as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 5, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K.

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

As of March 31, 2017, we had more than 6,650 clients across 85 countries. To calculate the number of clients, we may count certain affiliates, user locations, or business units within a single organization as separate clients. If we aggregate all related clients under their respective parent entity, the number of clients would be approximately 3,800, as of March 31, 2017. We had offices in 32 cities across 21 countries to help serve our diverse client base, with 52.0% of our revenues coming from clients in the Americas, 35.6% in Europe, the Middle East and Africa (“EMEA”) and 12.4% in Asia and Australia.

Our principal business model is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services, for a fee, which is, in a majority of cases, paid up front. Additionally, our recurring subscription offerings include our managed services offering, whereby we oversee the production of risk and performance reports on behalf of our clients. Fees attributable to annual, recurring subscriptions are recorded as deferred revenues on our Consolidated Statement of Financial Condition and are recognized on our Consolidated Statement of Income as the service is rendered. Furthermore, a portion of our revenues comes from clients who use our indexes as the basis for index-linked investment products such as ETFs or as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee, primarily in arrears, for the use of our intellectual property, based on the investment product’s assets. We also generate revenues from certain exchanges that use our indexes as the basis for futures and options contracts and pay us a license fee, primarily in arrears, for the use of our intellectual property based on their volume of trades. In addition, we generate revenues from subscription agreements for the receipt of periodic benchmark reports, digests and other publications, which are most often associated with our real estate products, that are recognized upon delivery of such reports or data updates. Fees are primarily paid in arrears after the product is delivered. We also realize one-time fees related to customized reports, historical data sets and certain implementation and consulting services, as well as from certain products and services that are purchased on a non-renewal basis.

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

The discussion of our results of operations for the three months ended March 31, 2017 and 2016 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following table presents the results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$301,207	$278,828	$22,379	8.0%
Operating expenses:
Cost of revenues	67,521	63,172	4,349	6.9%
Selling and marketing	43,014	41,689	1,325	3.2%
Research and development	18,977	18,928	49	0.3%
General and administrative	21,004	21,890	(886)	(4.0%)
Amortization of intangible assets	11,251	11,840	(589)	(5.0%)
Depreciation and amortization of property, equipment and leasehold improvements	8,838	8,168	670	8.2%
Total operating expenses	170,605	165,687	4,918	3.0%
Operating income	130,602	113,141	17,461	15.4%
Other expense (income), net	28,977	22,364	6,613	29.6%
Income before provision for income taxes	101,625	90,777	10,848	12.0%
Provision for income taxes	28,674	30,410	(1,736)	(5.7%)
Net income	$72,951	$60,367	$12,584	20.8%

Earnings per basic common share	$0.80	$0.61	$0.19	31.1%

Earnings per diluted common share	$0.80	$0.60	$0.20	33.3%

Operating margin	43.4%	40.6%

Operating Revenues

Our revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group revenues by major product or reportable segment as follows: Index, Analytics and All Other, which includes the ESG and Real Estate product lines.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$238,099	$225,338	$12,761	5.7%
Asset-based fees	57,508	48,699	8,809	18.1%
Non-recurring	5,600	4,791	809	16.9%

Total operating revenues	$301,207	$278,828	$22,379	8.0%

Total operating revenues grew 8.0% to $301.2 million for the three months ended March 31, 2017 compared to $278.8 million for the three months ended March 31, 2016.

Revenues from recurring subscriptions increased 5.7% to $238.1 million for the three months ended March 31, 2017 compared to $225.3 million for the three months ended March 31, 2016, driven by an increase of $8.5 million, or 9.1%, in Index recurring subscriptions, an increase of $2.6 million, or 2.4%, in Analytics recurring subscriptions and an increase of $1.8 million, or 17.1%, in ESG recurring subscriptions, partially offset by a decrease of $0.2 million, or 1.8%, in Real Estate recurring subscriptions. Adjusting for the impact from foreign currency exchange rate fluctuations, revenues from total recurring subscriptions would have increased 6.7%.

Revenues from asset-based fees increased 18.1% to $57.5 million for the three months ended March 31, 2017 compared to $48.7 million for the three months ended March 31, 2016. The increase in asset-based fees was driven by several items, including a $6.8 million, or 20.5%, growth in revenue from ETFs linked to MSCI indexes, which was the result of a 28.5% increase in average assets under management (“AUM”), and a $1.7 million, or 12.9%, increase in revenue from non-ETF passive funds.  These increases were partially offset by the impact of a change in the product mix resulting from our differentiated licensing strategy. In addition, revenues from futures and options contracts based on MSCI indexes grew $0.3 million, or 12.4%, driven by a 22.8% increase in total trading volumes. Approximately two-thirds of the underlying securities included in the AUM of our index-linked investment products are denominated in currencies other than the U.S. dollar and subject to foreign currency exchange rate fluctuations.

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended(1)
	2016				2017
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,
AUM in ETFs linked to MSCI indexes(2)	$438.3	$439.7	$474.9	$481.4	$555.7

Sequential Change in Value
Market Appreciation/(Depreciation)	$(1.7)	$(2.5)	$23.7	$(8.7)	$35.8
Cash Inflows	6.6	3.9	11.5	15.2	38.5
Total Change	$4.9	$1.4	$35.2	$6.5	$74.3

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

(2)	The value of AUM in ETFs linked to MSCI indexes is calculated by multiplying the ETF net asset value by the number of shares outstanding.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average
	2016				2017
(in billions)	March	June	September	December	March
AUM in ETFs linked to MSCI indexes	$407.9	$438.8	$467.3	$471.1	$524.1

Non-recurring revenues increased 16.9% to $5.6 million for the three months ended March 31, 2017 compared to $4.8 million for the three months ended March 31, 2016.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$102,178	$93,645	$8,533	9.1%
Asset-based fees	57,508	48,699	8,809	18.1%
Non-recurring	3,749	2,269	1,480	65.2%
Index total	163,435	144,613	18,822	13.0%

Analytics
Recurring subscriptions	111,269	108,630	2,639	2.4%
Non-recurring	1,151	1,633	(482)	(29.5%)
Analytics total	112,420	110,263	2,157	2.0%

All Other
Recurring subscriptions	24,652	23,063	1,589	6.9%
Non-recurring	700	889	(189)	(21.3%)
All Other total	25,352	23,952	1,400	5.8%
Total operating revenues	$301,207	$278,828	$22,379	8.0%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$67,521	$63,172	$4,349	6.9%
Selling and marketing	43,014	41,689	1,325	3.2%
Research and development	18,977	18,928	49	0.3%
General and administrative	21,004	21,890	(886)	(4.0%)
Amortization of intangible assets	11,251	11,840	(589)	(5.0%)
Depreciation and amortization of property, equipment and leasehold improvements	8,838	8,168	670	8.2%
Total operating expenses	$170,605	$165,687	$4,918	3.0%

Total operating expenses increased 3.0% to $170.6 million for the three months ended March 31, 2017 compared to $165.7 million for the three months ended March 31, 2016. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating expenses would have increased 4.8% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Cost of Revenues

Cost of revenues consists of costs related to the production and servicing of our products and services and primarily includes related information technology costs, including data center, platform and infrastructure costs; costs to acquire, produce and maintain market data information; costs of research to support, maintain and rebalance existing products; costs of product management teams; costs of client service and consultant teams to support customer needs; and other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs. Cost of revenues increased 6.9% to $67.5 million for the three months ended March 31, 2017 compared to $63.2 million for the three months ended March 31, 2016, primarily driven by higher compensation and benefits costs, as well as an increase in non-compensation information technology costs and professional fees.

Selling and Marketing

Selling and marketing consists of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales force and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations. Selling and marketing expenses increased 3.2% to $43.0 million for the three months ended March 31, 2017 compared to $41.7 million for the three months ended March 31, 2016, primarily driven by higher severance costs, as well as higher non-compensation marketing costs.

Research and Development

R&D consists of the costs to develop new, or to enhance existing, products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily includes the costs of development, research, product management, project management and the technology support associated with these efforts. R&D expenses increased 0.3% to $19.0 million for the three months ended March 31, 2017 compared to $18.9 million for the three months ended March 31, 2016.

General and Administrative

G&A consists of costs primarily related to finance operations, human resources, the office of the Chief Executive Officer, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service. G&A expenses decreased 4.0% to $21.0 million for the three months ended March 31, 2017 compared to $21.9 million for the  three months ended March 31, 2016, primarily driven by lower severance costs.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$109,100	$106,765	$2,335	2.2%
Non-compensation expenses	41,416	38,914	2,502	6.4%
Amortization of intangible assets	11,251	11,840	(589)	(5.0%)
Depreciation and amortization of property, equipment and leasehold improvements	8,838	8,168	670	8.2%
Total operating expenses	$170,605	$165,687	$4,918	3.0%

Compensation and benefits costs are our most significant expense and typically represent more than 60% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 2,897 and 2,746 employees as of March 31, 2017 and 2016, respectively. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of March 31, 2017, 56.5% of our employees were located in emerging market centers compared to 53.5% as of March 31, 2016.

Compensation and benefits expenses increased 2.2% to $109.1 million for the three months ended March 31, 2017 compared to $106.8 million for the three months ended March 31, 2016, primarily due to higher wages and salaries.

Non-compensation expenses increased 6.4% to $2.5 million for the three months ended March 31, 2017 compared to $38.9 million for the three months ended March 31, 2016, primarily driven by higher information technology costs, professional fees and marketing costs.

Amortization of Intangible Assets

Amortization of intangible assets expense decreased 5.0% to $11.3 million for the three months ended March 31, 2017 compared to $11.8 million for the three months ended March 31, 2016, primarily driven by the impact of certain of our intangibles becoming fully amortized, partially offset by an increase in amortization associated with our internally developed capitalized software.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements increased 8.2% to $8.8 million for the three months ended March 31, 2017 compared to $8.2 million for the three months ended March 31, 2016.  The increase was primarily the result of increased hardware depreciation associated with new data center technology.

Other Expense (Income), Net

Other expense (income), net increased 29.6% to $29.0 million for the three months ended March 31, 2017 compared to $22.4 million for the three months ended March 31, 2016. The increase was driven by $6.1 million of higher interest expense resulting from the increased level of indebtedness related to the August 2016 private offering of $500.0 million aggregate principal amount of 4.75% senior unsecured notes due 2026.

Income Taxes

The provision for income tax expense decreased 5.7% to $28.7 million for the three months ended March 31, 2017 compared to $30.4 million for the three months ended March 31, 2016 as a result of a decline in the effective tax rate, partially offset by higher income before provision for income taxes. These amounts reflect effective tax rates of 28.2% and 33.5% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate was primarily driven by the impact of discrete items, including the excess tax benefits related to the adoption of ASU 2016-09 during the three months ended March 31, 2017, in addition to the impact of the ongoing efforts to better align our tax profile with our global operating footprint.  See Note 2, “Recent Accounting Standards Updates,” of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for more information regarding the adoption of ASU 2016-09.

The effective tax rate of 28.2% for the three months ended March 31, 2017 reflects our estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $3.5 million, primarily related to the excess tax benefits on share-based compensation recognized during the period, which decreased the effective tax rate by 3.5 percentage points.

Net Income

As a result of the factors described above, net income for the three months ended March 31, 2017 increased 20.8% to $73.0 million compared to $60.4 million for the three months ended March 31, 2016.

Weighted Average Shares

The weighted average shares outstanding used to calculate our basic and diluted earnings per share for the three months ended March 31, 2017 decreased by 8.8% and 8.4%, respectively, compared to the three months ended March 31, 2016. The decreases primarily reflect the impact of the share repurchases made, partially offset by the impact of restricted stock units and stock options that converted to shares.

Adjusted EBITDA

“Adjusted EBITDA,” a measure used by management to assess operating performance, is defined as net income before provision for income taxes, other expense (income), net, depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments.

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

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues	$301,207	$278,828	$22,379	8.0%
Adjusted EBITDA expenses	150,516	145,679	4,837	3.3%
Adjusted EBITDA	$150,691	$133,149	$17,542	13.2%
Adjusted EBITDA margin %	50.0%	47.8%
Operating margin %	43.4%	40.6%

Adjusted EBITDA increased 13.2% to $150.7 million for the three months ended March 31, 2017 compared to $133.1 million for the three months ended March 31, 2016. The Adjusted EBITDA margin increased to 50.0% for the three months ended March 31, 2017 compared to 47.8% for the three months ended March 31, 2016. The improvement in margin reflects a higher rate of growth in operating revenues, primarily attributable to higher revenues within the Index segment, as compared to the rate of growth in Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Index Adjusted EBITDA	$115,637	$100,049
Analytics Adjusted EBITDA	29,536	30,360
All Other Adjusted EBITDA	5,518	2,740
Consolidated Adjusted EBITDA	150,691	133,149
Amortization of intangible assets	11,251	11,840
Depreciation and amortization of property, equipment and leasehold improvements	8,838	8,168
Operating income	130,602	113,141
Other expense (income), net	28,977	22,364
Provision for income taxes	28,674	30,410
Net income	$72,951	$60,367

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Index Adjusted EBITDA expenses	$47,798	$44,564
Analytics Adjusted EBITDA expenses	82,884	79,903
All Other Adjusted EBITDA expenses	19,834	21,212
Consolidated Adjusted EBITDA expenses	150,516	145,679
Amortization of intangible assets	11,251	11,840
Depreciation and amortization of property, equipment and leasehold improvements	8,838	8,168
Total operating expenses	$170,605	$165,687

The discussion of our segment results for the three months ended March 31, 2017 and 2016 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$102,178	$93,645	$8,533	9.1%
Asset-based fees	57,508	48,699	8,809	18.1%
Non-recurring	3,749	2,269	1,480	65.2%
Operating revenues total	163,435	144,613	18,822	13.0%
Adjusted EBITDA expenses	47,798	44,564	3,234	7.3%
Adjusted EBITDA	$115,637	$100,049	$15,588	15.6%
Adjusted EBITDA margin %	70.8%	69.2%

Revenues related to Index products increased 13.0% to $163.4 million for the three months ended March 31, 2017 compared to $144.6 million for the three months ended March 31, 2016.  The impact from foreign currency exchange rate fluctuations was not significant for the three months ended March 31, 2017.

Recurring subscriptions were up 9.1% to $102.2 million for the three months ended March 31, 2017 compared to $93.6 million for the three months ended March 31, 2016, driven by strong growth in core products and growth in newer products, including factor and thematic and custom index products, as well as higher usage fees.

Revenues from asset-based fees increased 18.1% to $57.5 million for the three months ended March 31, 2017 compared to $48.7 million for the three months ended March 31, 2016. The increase in asset-based fees was driven by several items, including 20.5% growth in revenue from ETFs linked to MSCI indexes, which was the result of a 28.5% increase in average AUM, and a $1.7 million, or 12.9%, increase in revenue from non-ETF passive funds.  These increases were partially offset by the impact of a change in the product mix resulting from our differentiated licensing strategy. In addition, revenues from futures and options contracts based on MSCI indexes grew $0.3 million, or 12.4%, driven by a 22.8% increase in total trading volumes.

Non-recurring revenues were $3.7 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively.

Index segment Adjusted EBITDA expenses increased 7.3% to $47.8 million for the three months ended March 31, 2017 compared to $44.6 million for the three months ended March 31, 2016, primarily reflecting higher cost of revenues and selling and marketing costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 9.3% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$111,269	$108,630	$2,639	2.4%
Non-recurring	1,151	1,633	(482)	(29.5%)
Operating revenues total	112,420	110,263	2,157	2.0%
Adjusted EBITDA expenses	82,884	79,903	2,981	3.7%
Adjusted EBITDA	$29,536	$30,360	$(824)	(2.7%)
Adjusted EBITDA margin %	26.3%	27.5%

Analytics segment revenues increased 2.0% to $112.4 million for the three months ended March 31, 2017 compared to $110.3 million for the three months ended March 31, 2016, primarily driven by higher revenues from equity models. Adjusting for foreign currency exchange rate fluctuations, Analytics segment revenues would have increased 3.3% for the three months ended March 31, 2017.

Analytics segment Adjusted EBITDA expenses increased 3.7% to $82.9 million for the three months ended March 31, 2017 compared to $79.9 million for the three months ended March 31, 2016, primarily driven by higher R&D costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 5.4% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$24,652	$23,063	$1,589	6.9%
Non-recurring	700	889	(189)	(21.3%)
Operating revenues total	25,352	23,952	1,400	5.8%
Adjusted EBITDA expenses	19,834	21,212	(1,378)	(6.5%)
Adjusted EBITDA	$5,518	$2,740	$2,778	101.4%
Adjusted EBITDA margin %	21.8%	11.4%

All Other segment revenues increased 5.8% to $25.4 million for the three months ended March 31, 2017 compared to $24.0 million for the three months ended March 31, 2016. The increase in All Other revenues was driven by a 17.0% increase in ESG revenues to $12.6 million, partially offset by a 3.2% decrease in Real Estate revenues to $12.8 million. The increase in ESG revenues was driven by higher ESG Ratings product revenues and the decrease in Real Estate revenues was driven by the inclusion of the Real Estate occupiers business in the prior period and the negative impact of foreign currency exchange rate fluctuations that more than offset an increase in Real Estate Market Information product revenues. Adjusting for the impact of foreign currency exchange rate fluctuations and the divestiture of the Real Estate occupiers business, Real Estate revenues would have increased 7.6% and All Other operating revenues would have increased 11.9% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

All Other segment Adjusted EBITDA expenses decreased 6.5% to $19.8 million for the three months ended March 31, 2017 compared to $21.2 million for the three months ended March 31, 2016, primarily driven by lower compensation and benefits costs attributable to Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have decreased 3.4% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

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

The following table presents the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
	March 31,	March 31,	December 31,	Year-Over-Year	Sequential
	2017	2016	2016	Comparison	Comparison
	(in thousands)
Index:
Recurring subscriptions	$417,765	$378,622	$406,729	10.3%	2.7%
Asset-based fees	240,834	199,330	216,982	20.8%	11.0%
Index total	658,599	577,952	623,711	14.0%	5.6%

Analytics	457,249	447,024	451,533	2.3%	1.3%

All Other	91,239	86,990	88,074	4.9%	3.6%

Total Run Rate	$1,207,087	$1,111,966	$1,163,318	8.6%	3.8%

Recurring subscriptions total	$966,253	$912,636	$946,336	5.9%	2.1%
Asset-based fees	240,834	199,330	216,982	20.8%	11.0%
Total Run Rate	$1,207,087	$1,111,966	$1,163,318	8.6%	3.8%

Total Run Rate grew 8.6% to $1,207.1 million at March 31, 2017 compared to $1,112.0 million at March 31, 2016. Recurring subscriptions Run Rate grew 5.9% to $966.3 million at March 31, 2017 compared to $912.6 million at March 31, 2016.

Run Rate from asset-based fees increased 20.8% to $240.8 million at March 31, 2017 from $199.3 million at March 31, 2016, primarily driven by higher growth in ETFs linked to MSCI indexes, non-ETF passive funds and futures and options contracts based on MSCI indexes. As of March 31, 2017, the value of AUM in ETFs linked to MSCI indexes was $555.7 billion, up $117.4 billion, or 26.8%, from $438.3 billion as of March 31, 2016. The increase of $117.4 billion consisted of net inflows of $69.1 billion and market appreciation of $48.3 billion.

Index recurring subscriptions Run Rate grew 10.3% to $417.8 million at March 31, 2017 compared to $378.6 million at March 31, 2016 driven by an increase in core products, growth in newer products, including factor, thematic and custom index products, and higher usage fees.

Run Rate from Analytics products increased 2.3% to $457.2 million at March 31, 2017 compared to $447.0 million at March 31, 2016, primarily driven by growth in sales of equity models.  Adjusting for the impact of foreign currency exchange rate fluctuations, Run Rate from Analytics products would have increased 3.1% at March 31, 2017.

Run Rate from All Other products increased 4.9% to $91.2 million at March 31, 2017 compared to $87.0 million at March 31, 2016, driven by an $8.6 million, or 20.1%, increase in ESG Run Rate, partially offset by a $4.4 million, or 9.9%, decrease in Real Estate Run Rate. The increase in ESG Run Rate was driven by higher sales of the ESG Ratings product. Adjusting for the impact of foreign currency exchange rate fluctuations and the divestiture of the Real Estate occupiers business, at March 31, 2017 Real Estate Run Rate would have increased 2.8%, and All Other Run Rate would have increased 12.8% compared to March 31, 2016.

Subscription Sales

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended
	March 31,	March 31,	December 31,	Year Over	Sequential
	2017	2016	2016	Year Comparison	Comparison
	(in thousands)
New recurring subscription sales
Index	$14,193	$13,162	$17,220	7.8%	(17.6%)
Analytics	11,874	12,358	18,617	(3.9%)	(36.2%)
All Other	4,121	5,256	6,364	(21.6%)	(35.2%)
New recurring subscription sales total	30,188	30,776	42,201	(1.9%)	(28.5%)

Subscription cancellations
Index	(3,165)	(3,410)	(6,071)	(7.2%)	(47.9%)
Analytics	(7,611)	(5,911)	(13,749)	28.8%	(44.6%)
All Other	(1,683)	(1,616)	(2,526)	4.1%	(33.4%)
Subscription cancellations total	(12,459)	(10,937)	(22,346)	13.9%	(44.2%)

Net new recurring subscription sales
Index	11,028	9,752	11,149	13.1%	(1.1%)
Analytics	4,263	6,447	4,868	(33.9%)	(12.4%)
All Other	2,438	3,640	3,838	(33.0%)	(36.5%)
Net new recurring subscription sales total	17,729	19,839	19,855	(10.6%)	(10.7%)

Non-recurring sales
Index	4,374	3,542	3,461	23.5%	26.4%
Analytics	2,163	1,856	3,215	16.5%	(32.7%)
All Other	609	1,202	1,139	(49.3%)	(46.5%)
Non-recurring sales total	7,146	6,600	7,815	8.3%	(8.6%)

Gross sales
Index	$18,567	$16,704	$20,681	11.2%	(10.2%)
Analytics	14,037	14,214	21,832	(1.2%)	(35.7%)
All Other	4,730	6,458	7,503	(26.8%)	(37.0%)
Total gross sales	$37,334	$37,376	$50,016	(0.1%)	(25.4%)

Net sales
Index	$15,402	$13,294	$14,610	15.9%	5.4%
Analytics	6,426	8,303	8,083	(22.6%)	(20.5%)
All Other	3,047	4,842	4,977	(37.1%)	(38.8%)
Total net sales	$24,875	$26,439	$27,670	(5.9%)	(10.1%)

Aggregate Retention Rate

The following table presents our Aggregate Retention Rate by reportable segment for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Index	96.9%	96.3%
Analytics	93.3%	94.6%
All Other	92.4%	92.2%

Total	94.7%	95.1%

The Aggregate Retention Rate for a period is calculated by annualizing the cancellations for which we (1) have received a notice of termination or (2) believe there is an intention to not renew during the period and we believe that such notice or intention evidences the client’s final decision to terminate or not renew the applicable agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the period. The Aggregate Retention Rate is computed on a product-by-product basis. Therefore, if a client reduces the number of products to which it subscribes or switches between our products, we treat it as a cancellation. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction.

In our product lines, the Aggregate Retention Rate is generally higher during the first three fiscal quarters and lower in the fourth fiscal quarter.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K and also in Note 2, “Recent Accounting Standards Updates,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. There have been no significant changes in our accounting policies or critical accounting estimates since the end of the fiscal year ended December 31, 2016 other than those described in Note 2, “Recent Accounting Standards Updates,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

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

Interest payments attributable to the 2024 Senior Notes are due on May 15 and November 15 of each year, with the first interest payment having been made on May 15, 2015. Interest payments attributable to the 2025 Senior Notes are due on February 15 and August 15 of each year, with the first interest payment having been made on February 16, 2016. Interest payments attributable to the 2026 Senior Notes are due on February 1 and August 1 of each year, with the first interest payment having been made on February 1, 2017.

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of March 31, 2017, our Consolidated Leverage Ratio was 3.38:1.00 and our Consolidated Interest Coverage Ratio was 6.17:1.00. There were no amounts drawn under the Revolving Credit Facility since its November 20, 2014 inception.

Our non-guarantor subsidiaries of the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $236.0 million, or 20.1%, of our total revenue for the trailing 12 months ended March 31, 2017, approximately $153.9 million, or 30.4%, of our consolidated operating income for the trailing 12 months ended March 31, 2017, and approximately $588.3 million, or 19.6%, of our consolidated total assets (excluding intercompany assets) and $235.7 million, or 8.6%, of our consolidated total liabilities, in each case as of March 31, 2017.

Share Repurchases

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Three Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
March 31, 2017	$82.25	1,079	$88,744
March 31, 2016	$68.45	4,869	$333,328

As of March 31, 2017, there was $781.2 million of available authorization remaining under the 2016 Repurchase Program.

Cash Dividend

On May 2, 2017, the Board of Directors declared a cash dividend of $0.28 per share for second quarter 2017. The second quarter 2017 dividend is payable on May 31, 2017 to shareholders of record as of the close of trading on May 19, 2017.

Cash Flows

	As of
	March 31,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$696,972	$791,834

Cash and cash equivalents were $697.0 million and $791.8 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, $249.5 million and $208.2 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the United States. In addition, repatriation of some foreign cash is further restricted by local laws. The increase in cash and cash equivalents held by foreign subsidiaries since year end primarily reflects ongoing efforts to better align our tax profile with our global operating footprint. We expect the cash balance to continue to significantly grow outside the U.S. over time. These balances will be available to meet our needs outside the U.S. whether it be for general corporate purposes or other needs, including acquisitions or expansion of our products.

We believe that domestic cash flows from operations, together with existing cash and cash equivalents and funds available under our existing credit facility and our ability to access the debt and capital markets for additional funds, will continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures and share repurchases, for at least the next 12 months following issuance of this Form 10-Q and for the foreseeable future thereafter. In addition, we expect that foreign cash flows from operations, together with existing cash and cash equivalents will continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and for the foreseeable future thereafter.

Cash Provided by (Used In) Operating, Investing and Financing Activities

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Cash provided by operating activities	$37,015	$36,887
Cash used in investing activities	(9,629)	(5,520)
Cash used in financing activities	(125,226)	(366,166)
Effect of exchange rate changes	2,978	2,107
Net increase in cash	$(94,862)	$(332,692)

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $37.0 million and $36.9 million for the three months ended March 31, 2017 and 2016, respectively. The year-over-year increase reflects higher billings and collections from customers primarily offset by an increase in cash expenses, including higher interest payments.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $9.6 million and $5.5 million for the three months ended March 31, 2017 and 2016, respectively.  The increase primarily reflects higher capital expenditures associated with data center and technology infrastructure.

Cash Flows From Financing Activities

Cash used in financing activities was $125.2 million and $366.2 million for the three months ended March 31, 2017 and 2016, respectively. The year-over-year decrease in cash outflows primarily reflects the impact of lower amounts paid to repurchase treasury shares.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the three months ended March 31, 2017 and 2016, 15.7% and 17.9%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 15.7% of non-U.S. dollar exposure for the three months ended March 31, 2017, 34.2% was in Euros, 33.0% was in British pounds sterling and 23.9% was in Japanese yen. Of the 17.9% of non-U.S. dollar exposure for the three months ended March 31, 2016, 35.7% was in British pounds sterling, 33.5% was in Euros and 22.7% was in Japanese yen.

Revenues from index-linked investment products represented 19.1% and 17.5% of operating revenues for the three months ended March 31, 2017 and 2016, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which approximately two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 36.8% and 39.8% of our operating expenses for the three months ended March 31, 2017 and 2016, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Hong Kong dollars, Euros and Swiss Francs. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $0.6 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of March 31, 2017, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the three month periods ended March 31, 2017 and 2016 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the

Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

There have been no material changes since December 31, 2016 to the significant risk factors and uncertainties known to the Company that, if they were to materialize or occur, would individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Form 10-K for fiscal year 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended March 31, 2017.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1
(January 1, 2017-January 31, 2017)	882,528	$80.35	851,264	$801,517,000

Month #2
(February 1, 2017-February 31, 2017)	217,217	$83.90	109,263	$792,449,000

Month #3
(March 1, 2017-March 30, 2017)	118,478	$94.76	118,478	$781,224,000

Total	1,218,223	$82.38	1,079,005	$781,224,000

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

Dated: May 5, 2017

MSCI INC. (Registrant)

By:	/s/ Kathleen A. Winters
Kathleen A. Winters Chief Financial Officer, Principal Financial Officer

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED MARCH 31, 2017

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

*†	10.1	Form of Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan

*†	10.2	Summary of Non-Employee Director Compensation

*†	10.3	MSCI Inc. 2016 Non-Employee Directors Compensation Plan, as amended

	11

Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 3 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*	15.1	Letter of awareness from PricewaterhouseCoopers LLP, dated May 5, 2017, concerning unaudited interim financial information

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management compensation plan, contract or arrangement.

EX-1