Form 10-Q
period 2017-06-30
MSCI Inc.
filed 2017-08-04
CIK 1408198

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, there were 90,059,125 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$750,581	$791,834
Accounts receivable (net of allowances of $1,296 and $1,035 at June 30, 2017 and December 31, 2016, respectively)	289,227	221,504
Prepaid income taxes	16,201	12,389
Prepaid and other assets	27,429	29,943
Total current assets	1,083,438	1,055,670
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $155,884 and $136,841 at June 30, 2017 and December 31, 2016, respectively)	88,825	95,585
Goodwill	1,558,429	1,555,850
Intangible assets (net of accumulated amortization of $485,960 and $462,860 at June 30, 2017 and December 31, 2016, respectively)	332,624	347,640
Deferred tax assets	9,992	9,531
Other non-current assets	16,789	18,302
Total assets	$3,090,097	$3,082,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$329	$568
Accrued compensation and related benefits	72,107	119,113
Other accrued liabilities	80,845	82,531
Deferred revenue	399,116	334,358
Total current liabilities	552,397	536,570
Long-term debt	2,076,647	2,075,201
Deferred taxes	87,422	94,067
Other non-current liabilities	66,431	59,135
Total liabilities	2,782,897	2,764,973

Commitments and Contingencies (see Note 6 and Note 7)

Shareholders' equity:
Preferred stock (par value $0.01, 100,000,000 share authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 129,477,122 and 128,996,344 common shares issued and 90,129,138 and 91,279,590 common shares outstanding at June 30, 2017 and December 31, 2016, respectively)	1,295	1,290
Treasury shares, at cost (39,347,984 and 37,716,754 common shares held at June 30, 2017 and December 31, 2016, respectively)	(2,312,471)	(2,170,739)
Additional paid in capital	1,246,779	1,225,565
Retained earnings	1,424,962	1,322,224
Accumulated other comprehensive loss	(53,365)	(60,735)
Total shareholders' equity	307,200	317,605
Total liabilities and shareholders' equity	$3,090,097	$3,082,578

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)
Operating revenues	$316,089	$290,596	$617,296	$569,424

Operating expenses:
Cost of revenues	68,595	62,130	136,116	125,302
Selling and marketing	41,594	41,854	84,608	83,543
Research and development	18,203	18,566	37,180	37,494
General and administrative	21,448	22,019	42,452	43,909
Amortization of intangible assets	11,122	11,943	22,373	23,783
Depreciation and amortization of property, equipment and leasehold improvements	9,159	8,393	17,997	16,561
Total operating expenses	170,121	164,905	340,726	330,592

Operating income	145,968	125,691	276,570	238,832

Interest income	(1,310)	(585)	(2,242)	(1,206)
Interest expense	29,027	22,918	58,051	45,822
Other expense (income)	740	2,814	1,625	2,895

Other expense (income), net	28,457	25,147	57,434	47,511

Income before provision for income taxes	117,511	100,544	219,136	191,321
Provision for income taxes	36,245	33,587	64,919	63,997
Net income	$81,266	$66,957	$154,217	$127,324

Earnings per basic common share	$0.90	$0.69	$1.70	$1.30

Earnings per diluted common share	$0.89	$0.69	$1.68	$1.29

Weighted average shares outstanding used in computing earnings per share
Basic	90,404	96,412	90,555	97,918
Diluted	91,708	96,888	91,665	98,443

Dividend declared per common share	$0.28	$0.22	$0.56	$0.44

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)
Net income	$81,266	$66,957	$154,217	$127,324
Other comprehensive (loss) income:
Foreign currency translation adjustments	4,963	(12,691)	7,904	(12,387)
Income tax effect	—	212	—	145
Foreign currency translation adjustments, net	4,963	(12,479)	7,904	(12,242)

Pension and other post-retirement adjustments	(175)	81	(274)	(232)
Income tax effect	(297)	(20)	(260)	62
Pension and other post-retirement adjustments, net	(472)	61	(534)	(170)
Other comprehensive (loss) income, net of tax	4,491	(12,418)	7,370	(12,412)
Comprehensive income	$85,757	$54,539	$161,587	$114,912

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
	(unaudited)
Cash flows from operating activities
Net income	$154,217	$127,324
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	22,373	23,783
Stock-based compensation expense	18,737	15,273
Depreciation and amortization of property, equipment and leasehold improvements	17,997	16,561
Amortization of debt origination fees	1,698	1,417
Deferred taxes	(7,080)	(4,756)
Other non-cash adjustments	(464)	511
Changes in assets and liabilities:
Accounts receivable	(66,661)	(40,381)
Prepaid income taxes	(4,157)	(5,193)
Prepaid and other assets	2,918	2,341
Accounts payable	(247)	(790)
Accrued compensation and related benefits	(48,366)	(39,388)
Other accrued liabilities	(1,862)	7,724
Deferred revenue	63,618	47,972
Other	6,511	2,585
Net cash provided by operating activities	159,232	154,983

Cash flows from investing activities
Capital expenditures	(11,051)	(13,277)
Capitalized software development costs	(5,613)	(5,088)
Proceeds from sale of investments	771	—
Acquisitions, net of cash acquired	—	(60)
Net cash used in investing activities	(15,893)	(18,425)

Cash flows from financing activities
Proceeds from exercise of stock options	1,273	3,442
Repurchase of treasury shares	(140,977)	(466,745)
Payment of dividends	(50,920)	(43,281)
Net cash used in financing activities	(190,624)	(506,584)

Effect of exchange rate changes	6,032	(3,066)

Net decrease in cash	(41,253)	(373,092)
Cash and cash equivalent, beginning of period	791,834	777,706

Cash and cash equivalent, end of period	$750,581	$404,614

Supplemental disclosure of cash flow information:
Cash paid for interest	$56,157	$44,660
Cash paid for income taxes	$71,246	$72,293

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$3,765	$6,042

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$535	$354

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI Inc. and its subsidiaries and include all adjustments of a normal, recurring nature necessary to state fairly the financial condition as of June 30, 2017 and December 31, 2016, the results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2016. The unaudited condensed consolidated financial statement information as of December 31, 2016 has been derived from the 2016 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Concentrations

For the six months ended June 30, 2017, BlackRock, Inc. accounted for 10.7% of the Company’s consolidated operating revenues while no single customer represented 10.0% or more of the Company’s consolidated operating revenues for the six months ended June 30, 2016. For the six months ended June 30, 2017 and 2016, BlackRock, Inc. accounted for 19.0% and 16.9% of the Index segment operating revenues, respectively. No single customer represented 10.0% or more of revenues within the Analytics and All Other segments for the six months ended June 30, 2017 and 2016.

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

In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net).” In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients.” In December 2016, the FASB issued Accounting Standards Update No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These updates provide supplemental adoption guidance and clarification to ASU 2014-09 and must be adopted concurrently. The Company intends to adopt the new revenue guidance as of January 1, 2018 using the modified retrospective transition method. Under this adoption method, the Company will record a cumulative adjustment to retained earnings at January 1, 2018 and apply the provisions of the ASU prospectively. Currently, the Company expects that ASU 2014-09 will have an impact on a number of accounting practices, including but not limited to, the timing of revenue recognition and costs for implementation services; the timing of revenue recognition of licenses for desktop applications; and accounting for multi-year deals. In addition, the new standard will require certain amounts in accounts receivable and deferred revenues to be netted on the balance sheet and enhanced disclosures in relation to (i) disaggregated revenue, (ii) reconciliations of contract balances, (iii) performance obligations, (iv) significant judgments and (v) cost to obtain or fulfill contracts. The Company has not yet determined the quantitative impact of the new standard on its condensed consolidated financial statements. The Company is in the process of upgrading its technology infrastructure in order to support the accounting under the new standard as well as assessing the impact that the new standard will have on its processes and internal controls.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842),” or ASU 2016-02. The FASB issued ASU 2016-02 in order to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB amended the FASB Accounting Standards Codification and created Topic 842, Leases. ASU 2016-02 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 requires reporting organizations to take a modified retrospective transition approach (as opposed to a full retrospective transition approach). The Company is continuing to evaluate the potential impact that ASU 2016-02 will have on its condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” or ASU 2016-09. The FASB issued ASU 2016-09 as part of its Simplification Initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Amendments related to accounting for the income tax consequences have been adopted prospectively, resulting in the recognition of $1.0 million and $4.1 million of excess tax benefits within income taxes rather than additional paid in capital for the three and six months ended June 30, 2017, respectively. This increased diluted earnings per share by $0.01 and $0.04 per share for the three and six months ended June 30, 2017, respectively.  Excess tax benefits related to share-based compensation are now included in operating cash flows rather than financing cash flows. This change has been applied retrospectively in accordance with ASU 2016-09 and resulted in an increase of $4.9 million in net cash provided by operating activities with a matching decrease in net cash used in financing activities for the six months ended June 30, 2017, respectively, compared to previously reported results. The Company has previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows, therefore there is no change related to this requirement.  The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance.  The Company has elected to continue estimating forfeitures under the current guidance.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” or ASU 2017-01. The amendments in ASU 2017-01 provide a screen to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Under ASU 2017-01, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it’s not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 also narrows the definition of outputs by more closely aligning it with how outputs are described in Topic 606. ASU 2017-01 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-01 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, “Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting,” or ASU 2017-09. The FASB issued ASU 2017-09 in order to reduce the diversity in practice, as well as the cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 provides that an entity shall account for the effects of a modification of the terms or conditions of an equity award as an exchange of the original award for a new award, unless the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used), the vesting conditions and the classification of the modified award are the same as the original award immediately before the award is modified. ASU 2017-09 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. ASU 2017-09 requires reporting organizations to apply the amendments prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

3. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 1,501 anti-dilutive securities excluded from the calculation of diluted EPS for the six months ended June 30, 2017, respectively. There were no anti-dilutive securities excluded from the calculation of diluted EPS for the three months ended June 30, 2017 and the three and six months ended June 30, 2016.

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(in thousands, except per share data)
Net income	$81,266	$66,957	$154,217	$127,324

Basic weighted average common shares outstanding	90,404	96,412	90,555	97,918
Effect of dilutive securities:
Stock options and restricted stock units	1,304	476	1,110	525
Diluted weighted average common shares outstanding	91,708	96,888	91,665	98,443

Earnings per basic common share	$0.90	$0.69	$1.70	$1.30

Earnings per diluted common share	$0.89	$0.69	$1.68	$1.29

4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at June 30, 2017 and December 31, 2016 consisted of the following:

	As of
	June 30,	December 31,
	2017	2016
	(in thousands)
Computer & related equipment	$175,117	$162,306
Furniture & fixtures	10,207	9,724
Leasehold improvements	51,045	49,442
Work-in-process	8,340	10,954
Subtotal	244,709	232,426
Accumulated depreciation and amortization	(155,884)	(136,841)
Property, equipment and leasehold improvements, net	$88,825	$95,585

Depreciation and amortization expense of property, equipment and leasehold improvements was $9.2 million and $8.4 million for the three months ended June 30, 2017 and 2016, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $18.0 million and $16.6 million for the six months ended June 30, 2017 and 2016, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	All Other (1)	Total
Goodwill at December 31, 2016	$1,202,448	$302,611	$50,791	$1,555,850
Foreign exchange translation adjustment	1,596	—	983	2,579
Goodwill at June 30, 2017	$1,204,044	$302,611	$51,774	$1,558,429
(1)

The goodwill in All Other at June 30, 2017, consisted of $31.6 million in the ESG segment and $20.2 million in the Real Estate segment and at December 31, 2016 consisted of $31.6 million in the ESG segment and $19.2 million in the Real Estate segment.

Intangible Assets

Amortization expense related to intangible assets for the three months ended June 30, 2017 and 2016 was $11.1 million and $11.9 million, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2017 and 2016 was $22.4 million and $23.8 million, respectively.

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets were as follows:

	As of
	June 30,	December 31,
	2017	2016
	(in thousands)
Gross intangible assets:
Customer relationships	$361,199	$361,199
Trademarks/trade names	223,382	223,382
Technology/software	215,572	210,013
Proprietary data	28,627	28,627
Covenant not to compete	1,225	1,225
Subtotal	830,005	824,446
Foreign exchange translation adjustment	(11,421)	(13,946)
Total gross intangible assets	$818,584	$810,500
Accumulated amortization:
Customer relationships	(178,011)	(166,923)
Trademarks/trade names	(110,878)	(105,077)
Technology/software	(188,825)	(184,290)
Proprietary data	(9,441)	(8,571)
Covenant not to compete	(1,171)	(1,089)
Subtotal	(488,326)	(465,950)
Foreign exchange translation adjustment	2,366	3,090
Total accumulated amortization	$(485,960)	$(462,860)
Net intangible assets:
Customer relationships	$183,188	$194,276
Trademarks/trade names	112,504	118,305
Technology/software	26,747	25,723
Proprietary data	19,186	20,056
Covenant not to compete	54	136
Subtotal	341,679	358,496
Foreign exchange translation adjustment	(9,055)	(10,856)
Total net intangible assets	$332,624	$347,640

The following table presents the estimated amortization expense for the remainder of 2017 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder 2017	$21,314
2018	42,836
2019	40,829
2020	38,956
2021	37,203
Thereafter	151,486
Total	$332,624

6. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense was $6.1 million for both the three months ended June 30, 2017 and 2016. Rent expense for the six months ended June 30, 2017 and 2016 was $11.9 million and $12.2 million, respectively.

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

    Long-term debt at June 30, 2017 was $2,076.6 million, net of $23.4 million in deferred financing fees. Long-term debt at December 31, 2016 was $2,075.2 million, net of $24.8 million in deferred financing fees.

In connection with the closings of the Senior Notes offerings and entry into the 2014 Revolving Credit Agreement and the Amendment, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over the related lives. At June 30, 2017, $25.4 million of the deferred financing fees remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $1.5 million of which is included in “Other non-current assets” and $23.4 million of which is grouped and presented as part of “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

At June 30, 2017 and December 31, 2016, the fair market value of the Company’s debt obligations was $2,237.8 million and $2,192.5 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value and represents Level 2 valuations, which are based on one or more quoted prices in markets that are not considered to be active or for which all significant inputs are observable, either directly or indirectly. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

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

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s economic exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2017, the Company had outstanding foreign currency forwards with a notional amount of $34.1 million that were not designated as hedges in qualifying hedging relationships.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition:

	Unaudited Condensed	As of
	Consolidated Statements of	June 30,	December 31,
(in thousands)	Financial Condition Location	2017	2016
Non-designated hedging instruments:
Asset derivatives:
Foreign exchange contracts	Prepaid and other assets	$9	$27
Liability derivatives:
Foreign exchange contracts	Other accrued liabilities	$(127)	$(124)

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

The following table presents the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Income:

		Amount of Gain or (Loss) Recognized
Derivatives Not Designated as	Location of Gain or	in Income on Derivatives for the
Hedging Instruments	(Loss) Recognized	Three Months Ended June 30,
(in thousands)	in Income on Derivatives	2017	2016
Foreign exchange contracts	Other expense (income)	$(785)	$700

		Amount of Gain or (Loss) Recognized
Derivatives Not Designated as	Location of Gain or	in Income on Derivatives for the
Hedging Instruments	(Loss) Recognized	Six Months Ended June 30,
(in thousands)	in Income on Derivatives	2017	2016
Foreign exchange contracts	Other expense (income)	$(1,119)	$914

7. SHAREHOLDERS’ EQUITY

Return of capital.

On October 28, 2015, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $1.0 billion worth of shares of MSCI’s common stock (the “2015 Repurchase Program”).

On October 26, 2016, the Board of Directors approved an additional stock repurchase program authorizing the purchase of up to $750.0 million worth of shares of the Company’s common stock (together with the $330.3 million remaining authorization under the 2015 Repurchase Program, the “2016 Repurchase Program”). Share repurchases made pursuant to the 2016 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.  As of June 30, 2017, there was $742.2 million of available authorization remaining under the 2016 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Six Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
June 30, 2017	$86.98	1,468	$127,735
June 30, 2016	$70.12	6,496	$455,516

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share amounts)	Per Share	Declared	Distributed	Deferred
2017
Three Months Ended March 31,	$0.28	$25,769	$25,500	$269
Three Months Ended June 30,	0.28	25,710	25,444	266

Total	$0.56	$51,479	$50,944	$535

2016
Three Months Ended March 31,	$0.22	$22,046	$21,889	$157
Three Months Ended June 30,	0.22	21,588	21,391	197

Total	$0.44	$43,634	$43,280	$354

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased during the six months ended June 30, 2017:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance At December 31, 2016	128,996,344	(37,716,754)	91,279,590
Dividend payable/paid	114	(114)	—
Common stock issued and exercise of stock options	389,198	—	389,198
Shares withheld for tax withholding and exercises	—	(139,208)	(139,208)
Shares repurchased under stock repurchase programs	—	(1,079,005)	(1,079,005)
Shares issued to directors	51	(10)	41
Balance At March 31, 2017	129,385,707	(38,935,091)	90,450,616
Dividend payable/paid	126	(126)	—
Common stock issued and exercise of stock options	82,960	—	82,960
Shares withheld for tax withholding and exercises	—	(16,002)	(16,002)
Shares repurchased under stock repurchase programs	—	(389,479)	(389,479)
Shares issued to directors	8,329	(7,286)	1,043
Balance At June 30, 2017	129,477,122	(39,347,984)	90,129,138

8. INCOME TAXES

The Company’s provision for income taxes was $64.9 million and $64.0 million for the six months ended June 30, 2017 and 2016, respectively. These amounts reflect effective tax rates of 29.6% and 33.5% for the six months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rate was primarily driven by the change in the mix of profits between tax jurisdictions as well as the impact of discrete items, including the excess tax benefits related to the adoption of ASU 2016-09 during the three months ended March 31, 2017.  See Note 2, “Recent Accounting Standards Updates,” for more information regarding the adoption of ASU 2016-09.

The effective tax rate of 29.6% for the six months ended June 30, 2017 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $3.9 million, primarily related to the $4.1 million of excess tax benefits on share-based compensation recognized during the period, which decreased the Company’s effective tax rate by 1.8 percentage points.

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

The following table presents operating revenue by reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Operating revenues
Index	$177,156	$152,117	$340,591	$296,730
Analytics	113,367	112,393	225,787	222,656
All Other	25,566	26,086	50,918	50,038
Total	$316,089	$290,596	$617,296	$569,424

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Index Adjusted EBITDA	$129,476	$106,518	$245,113	$206,567
Analytics Adjusted EBITDA	31,741	33,302	61,277	63,662
All Other Adjusted EBITDA	5,032	6,207	10,550	8,947
Total operating segment profitability	166,249	146,027	316,940	279,176
Amortization of intangible assets	11,122	11,943	22,373	23,783
Depreciation and amortization of property, equipment and leasehold improvements	9,159	8,393	17,997	16,561
Operating income	145,968	125,691	276,570	238,832
Other expense (income), net	28,457	25,147	57,434	47,511
Provision for income taxes	36,245	33,587	64,919	63,997
Net income	$81,266	$66,957	$154,217	$127,324

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues
Americas:
United States	$155,997	$134,719	$300,835	$272,364
Other	11,298	11,388	22,952	21,970
Total Americas	167,295	146,107	323,787	294,334

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	47,237	43,976	94,262	86,586
Other	63,786	63,435	124,088	116,874
Total EMEA	111,023	107,411	218,350	203,460

Asia & Australia:
Japan	13,237	13,563	26,063	26,203
Other	24,534	23,515	49,096	45,427
Total Asia & Australia	37,771	37,078	75,159	71,630

Total	$316,089	$290,596	$617,296	$569,424

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	June 30,	December 31,
	2017	2016
	(in thousands)
Long-lived assets
Americas:
United States	$1,854,391	$1,876,366
Other	1,881	1,543
Total Americas	1,856,272	1,877,909

EMEA:
United Kingdom	91,999	89,466
Other	23,433	23,780
Total EMEA	115,432	113,246

Asia & Australia:
Japan	279	357
Other	7,895	7,563
Total Asia & Australia	8,174	7,920

Total	$1,979,878	$1,999,075

10. SUBSEQUENT EVENTS

On August 1, 2017, the Board of Directors declared a cash dividend of $0.38 per share for third quarter 2017. The third quarter 2017 dividend is payable on August 31, 2017 to shareholders of record as of the close of trading on August 18, 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and its subsidiaries as of June 30, 2017, and the related condensed consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30, 2017 and June 30, 2016, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2017 and June 30, 2016. These interim financial statements are the responsibility of the Company’s management.

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
August 4, 2017

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

As of June 30, 2017, we had more than 6,800 clients across 88 countries. To calculate the number of clients, we may count certain affiliates, user locations, or business units within a single organization as separate clients. If we aggregate all related clients under their respective parent entity, the number of clients would be approximately 3,850, as of June 30, 2017. We had offices in 32 cities across 21 countries to help serve our diverse client base, with 52.4% of our revenues coming from clients in the Americas, 35.4% in Europe, the Middle East and Africa (“EMEA”) and 12.2% in Asia and Australia.

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

In evaluating our financial performance, we focus on revenue and profit growth, including GAAP and non-GAAP measures, for the Company as a whole as well as by operating segment. In addition, we focus on operating metrics, including Run Rate, subscription sales and Aggregate Retention Rate to manage the business. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our profits into excess cash in the future. Our growth strategy includes: (a) expanding and deepening our relationships with investment institutions worldwide; (b) developing new and enhancing existing product offerings by integrating our content; and (c) seeking to acquire products, technologies, services and companies that will enhance, complement or expand our client base and product offerings.

In the discussion that follows, we provide certain variances excluding the impact of foreign currency exchange rate fluctuations. Foreign currency exchange rate fluctuations reflect the difference between the current period results as reported compared to the current period results recalculated using the foreign currency exchange rates in effect for the comparable prior period.

The discussion of our results of operations for the three months ended June 30, 2017 and 2016 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

The following table presents the results of operations for the periods indicated:

	Three Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$316,089	$290,596	$25,493	8.8%
Operating expenses:
Cost of revenues	68,595	62,130	6,465	10.4%
Selling and marketing	41,594	41,854	(260)	(0.6%)
Research and development	18,203	18,566	(363)	(2.0%)
General and administrative	21,448	22,019	(571)	(2.6%)
Amortization of intangible assets	11,122	11,943	(821)	(6.9%)
Depreciation and amortization of property, equipment and leasehold improvements	9,159	8,393	766	9.1%
Total operating expenses	170,121	164,905	5,216	3.2%
Operating income	145,968	125,691	20,277	16.1%
Other expense (income), net	28,457	25,147	3,310	13.2%
Income before provision for income taxes	117,511	100,544	16,967	16.9%
Provision for income taxes	36,245	33,587	2,658	7.9%
Net income	$81,266	$66,957	$14,309	21.4%

Earnings per basic common share	$0.90	$0.69	$0.21	30.4%

Earnings per diluted common share	$0.89	$0.69	$0.20	29.0%

Operating margin	46.2%	43.3%

Operating Revenues

Our revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group revenues by major product or reportable segment as follows: Index, Analytics and All Other, which includes the ESG and Real Estate product lines.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$242,445	$232,732	$9,713	4.2%
Asset-based fees	67,230	49,634	17,596	35.5%
Non-recurring	6,414	8,230	(1,816)	(22.1%)

Total operating revenues	$316,089	$290,596	$25,493	8.8%

Total operating revenues grew 8.8% to $316.1 million for the three months ended June 30, 2017 compared to $290.6 million for the three months ended June 30, 2016.

Revenues from recurring subscriptions increased 4.2% to $242.4 million for the three months ended June 30, 2017 compared to $232.7 million for the three months ended June 30, 2016, driven by increases of $8.5 million, or 8.8%, in Index recurring subscriptions, $1.6 million, or 1.5%, in Analytics recurring subscriptions and $2.6 million, or 23.7%, in ESG recurring subscriptions, partially offset by a decrease of $3.0 million, or 20.9%, in Real Estate recurring subscriptions. Adjusting for the impact from foreign currency exchange rate fluctuations, revenues from total recurring subscriptions would have increased 4.9%.

Revenues from asset-based fees increased 35.5% to $67.2 million for the three months ended June 30, 2017 compared to $49.6 million for the three months ended June 30, 2016. The increase in asset-based fees was driven by growth across all products. An $11.1 million, or 32.2%, growth in revenue from ETFs linked to MSCI indexes was the result of a 35.6% increase in average assets under management (“AUM”) that was partially offset by the impact of a change in the product mix resulting from our differentiated licensing strategy, and a $5.2 million, or 40.9%, increase in revenue from non-ETF passive products that was driven by higher AUM and an increased contribution from higher fee products including factor indexes. In addition, revenues from exchange traded futures and options contracts based on MSCI indexes grew $1.2 million, or 54.0%, driven by a very strong increase in total trading volumes. Approximately two-thirds of the underlying securities included in the AUM of our index-linked investment products are denominated in currencies other than the U.S. dollar and subject to foreign currency exchange rate fluctuations.

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended(1)
	2016				2017
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
AUM in ETFs linked to MSCI indexes(2)	$438.3	$439.7	$474.9	$481.4	$555.7	$624.3

Sequential Change in Value
Market Appreciation/(Depreciation)	$(1.7)	$(2.5)	$23.7	$(8.7)	$35.8	$23.6
Cash Inflows	6.6	3.9	11.5	15.2	38.5	45.0
Total Change	$4.9	$1.4	$35.2	$6.5	$74.3	$68.6

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

(2)	The value of AUM in ETFs linked to MSCI indexes is calculated by multiplying the ETF net asset value by the number of shares outstanding.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average
	2016				2017
(in billions)	March	June	September	December	March	June
AUM in ETFs linked to MSCI indexes	$407.9	$438.8	$467.3	$471.1	$524.1	$595.0

Non-recurring revenues decreased 22.1% to $6.4 million for the three months ended June 30, 2017 compared to $8.2 million for the three months ended June 30, 2016, primarily due to a payment for the use of our indexes in connection with derivative products received in the three months ended June 30, 2016.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$105,645	$97,139	$8,506	8.8%
Asset-based fees	67,230	49,634	17,596	35.5%
Non-recurring	4,281	5,344	(1,063)	(19.9%)
Index total	177,156	152,117	25,039	16.5%

Analytics
Recurring subscriptions	112,061	110,452	1,609	1.5%
Non-recurring	1,306	1,941	(635)	(32.7%)
Analytics total	113,367	112,393	974	0.9%

All Other
Recurring subscriptions	24,739	25,141	(402)	(1.6%)
Non-recurring	827	945	(118)	(12.5%)
All Other total	25,566	26,086	(520)	(2.0%)
Total operating revenues	$316,089	$290,596	$25,493	8.8%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$68,595	$62,130	$6,465	10.4%
Selling and marketing	41,594	41,854	(260)	(0.6%)
Research and development	18,203	18,566	(363)	(2.0%)
General and administrative	21,448	22,019	(571)	(2.6%)
Amortization of intangible assets	11,122	11,943	(821)	(6.9%)
Depreciation and amortization of property, equipment and leasehold improvements	9,159	8,393	766	9.1%
Total operating expenses	$170,121	$164,905	$5,216	3.2%

Total operating expenses increased 3.2% to $170.1 million for the three months ended June 30, 2017 compared to $164.9 million for the three months ended June 30, 2016. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating expenses would have increased 4.6% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Cost of Revenues

Cost of revenues consists of costs related to the production and servicing of our products and services and primarily includes related information technology costs, including data center, platform and infrastructure costs; costs to acquire, produce and maintain market data information; costs of research to support, maintain and rebalance existing products; costs of product management teams; costs of client service and consultant teams to support customer needs; and other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs. Cost of revenues increased 10.4% to $68.6 million for the three months ended June 30, 2017 compared to $62.1 million for the three months ended June 30, 2016, primarily driven by higher compensation and benefits costs, as well as higher non-compensation information technology, market data and occupancy costs.

Selling and Marketing

Selling and marketing consists of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales force and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations. Selling and marketing expenses were primarily unchanged, with a decrease of 0.6% to $41.6 million for the three months ended June 30, 2017 compared to $41.9 million for the three months ended June 30, 2016.

Research and Development

R&D consists of the costs to develop new, or to enhance existing, products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily includes the costs of development, research, product management, project management and the technology support associated with these efforts. R&D expenses decreased 2.0% to $18.2 million for the three months ended June 30, 2017 compared to $18.6 million for the three months ended June 30, 2016, primarily driven by lower compensation and benefits costs, partially offset by higher non-compensation technology costs.

General and Administrative

G&A consists of costs primarily related to finance operations, human resources, the office of the Chief Executive Officer, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service. G&A expenses decreased 2.6% to $21.4 million for the three months ended June 30, 2017 compared to $22.0 million for the three months ended June 30, 2016, primarily driven by lower compensation and benefits costs and lower non-compensation professional fees.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$107,693	$103,427	$4,266	4.1%
Non-compensation expenses	42,147	41,142	1,005	2.4%
Amortization of intangible assets	11,122	11,943	(821)	(6.9%)
Depreciation and amortization of property, equipment and leasehold improvements	9,159	8,393	766	9.1%
Total operating expenses	$170,121	$164,905	$5,216	3.2%

Compensation and benefits costs are our most significant expense and typically represent more than 60% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 2,970 and 2,750 employees as of June 30, 2017 and 2016, respectively. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of June 30, 2017, 57.3% of our employees were located in emerging market centers compared to 54.3% as of June 30, 2016.

Compensation and benefits expenses increased 4.1% to $107.7 million for the three months ended June 30, 2017 compared to $103.4 million for the three months ended June 30, 2016 due to higher incentive compensation and salary and wage expense resulting from, in part, growth in the number of employees, partially offset by lower severance costs.

Non-compensation expenses increased 2.4% to $42.1 million for the three months ended June 30, 2017 compared to $41.1 million for the three months ended June 30, 2016, primarily driven by higher technology and market data costs, partially offset by lower professional fees.

Amortization of Intangible Assets

Amortization of intangible assets expense decreased 6.9% to $11.1 million for the three months ended June 30, 2017 compared to $11.9 million for the three months ended June 30, 2016, primarily as the result of certain of the intangible assets acquired in the RiskMetrics Group, LLC acquisition becoming fully amortized during the three months ended June 30, 2017.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements increased 9.1% to $9.2 million for the three months ended June 30, 2017 compared to $8.4 million for the three months ended June 30, 2016.  The increase was primarily the result of increased hardware depreciation associated with new data center technology.

Other Expense (Income), Net

Other expense (income), net increased 13.2% to $28.5 million for the three months ended June 30, 2017 compared to $25.1 million for the three months ended June 30, 2016. The increase was driven by $6.1 million of higher interest expense resulting from the increased level of indebtedness associated with the 2026 Senior Notes offering, partially offset by higher interest income. The three months ended June 30, 2016 included a $3.7 million charge for estimated losses associated with miscellaneous transactions.

Income Taxes

The provision for income tax expense increased 7.9% to $36.2 million for the three months ended June 30, 2017 compared to $33.6 million for the three months ended June 30, 2016 on higher income before provision for income taxes offset by a decline in the effective tax rate. These amounts reflect effective tax rates of 30.8% and 33.4% for the three months ended June 30, 2017 and 2016, respectively.

The effective tax rate of 30.8% for the three months ended June 30, 2017 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $0.4 million that decreased the Company’s effective tax rate by 0.3 percentage points. The discrete items include $1.0 million of excess tax benefits related to the adoption of ASU 2016-09 that began during the three months ended March 31, 2017.  See Note 2, “Recent Accounting Standards Updates,” of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for more information regarding the adoption of ASU 2016-09.

Net Income

As a result of the factors described above, net income for the three months ended June 30, 2017 increased 21.4% to $81.3 million compared to $67.0 million for the three months ended June 30, 2016.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended June 30, 2017 decreased by 6.2% and 5.3%, respectively, compared to the three months ended June 30, 2016. The decreases primarily reflect the impact of the share repurchases made, partially offset by the impact of restricted stock units and stock options that converted to shares.

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

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Three Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues	$316,089	$290,596	$25,493	8.8%
Adjusted EBITDA expenses	149,840	144,569	5,271	3.6%
Adjusted EBITDA	$166,249	$146,027	$20,222	13.8%
Adjusted EBITDA margin %	52.6%	50.3%
Operating margin %	46.2%	43.3%

Adjusted EBITDA increased 13.8% to $166.2 million for the three months ended June 30, 2017 compared to $146.0 million for the three months ended June 30, 2016. Adjusted EBITDA margin increased to 52.6% for the three months ended June 30, 2017 compared to 50.3% for the three months ended June 30, 2016. The improvement in margin reflects higher rate of growth in operating revenues, primarily attributable to higher asset-based fees within the Index segment, as compared to the rate of growth of Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended
	June 30,
	2017	2016
	(in thousands)
Index Adjusted EBITDA	$129,476	$106,518
Analytics Adjusted EBITDA	31,741	33,302
All Other Adjusted EBITDA	5,032	6,207
Consolidated Adjusted EBITDA	166,249	146,027
Amortization of intangible assets	11,122	11,943
Depreciation and amortization of property, equipment and leasehold improvements	9,159	8,393
Operating income	145,968	125,691
Other expense (income), net	28,457	25,147
Provision for income taxes	36,245	33,587
Net income	$81,266	$66,957

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended
	June 30,
	2017	2016
	(in thousands)
Index Adjusted EBITDA expenses	$47,680	$45,599
Analytics Adjusted EBITDA expenses	81,626	79,091
All Other Adjusted EBITDA expenses	20,534	19,879
Consolidated Adjusted EBITDA expenses	149,840	144,569
Amortization of intangible assets	11,122	11,943
Depreciation and amortization of property, equipment and leasehold improvements	9,159	8,393
Total operating expenses	$170,121	$164,905

The discussion of the segment results for the three months ended June 30, 2017 and 2016 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$105,645	$97,139	$8,506	8.8%
Asset-based fees	67,230	49,634	17,596	35.5%
Non-recurring	4,281	5,344	(1,063)	(19.9%)
Operating revenues total	177,156	152,117	25,039	16.5%
Adjusted EBITDA expenses	47,680	45,599	2,081	4.6%
Adjusted EBITDA	$129,476	$106,518	$22,958	21.6%
Adjusted EBITDA margin %	73.1%	70.0%

Revenues related to Index products increased 16.5% to $177.2 million for the three months ended June 30, 2017 compared to $152.1 million for the three months ended June 30, 2016.

Recurring subscriptions were up 8.8% to $105.6 million for the three months ended June 30, 2017 compared to $97.1 million for the three months ended June 30, 2016, driven by growth in core products and in newer products, including factor, thematic and custom index products, as well as higher usage fees.  The impact on total recurring subscriptions from foreign currency exchange rate fluctuations was negligible.

Revenues from asset-based fees increased 35.5% to $67.2 million for the three months ended June 30, 2017 compared to $49.6 million for the three months ended June 30, 2016. The increase in asset-based fees was driven by growth across all products.  An $11.1 million, or 32.2%, growth in revenue from ETFs linked to MSCI indexes was the result of a 35.6% increase in average AUM that was partially offset by the impact of a change in the product mix resulting from our differentiated licensing strategy, and a $5.2 million, or 40.9%, increase in revenue from non-ETF passive products that was driven by higher AUM and an increased contribution from higher fee products including factor indexes.  In addition, revenues from exchange traded futures and options contracts based on MSCI indexes grew $1.2 million, or 54.0%, driven by a very strong increase in total trading volumes.

Non-recurring revenues were $4.3 million and $5.3 million for the three months ended June 30, 2017 and 2016, respectively.  Non-recurring revenues declined due to a large one-time payment received for the use of indexes in connection with derivative products recognized in the three months ended June 30, 2016.

Index segment Adjusted EBITDA expenses increased 4.6% to $47.7 million for the three months ended June 30, 2017 compared to $45.6 million for the three months ended June 30, 2016, primarily reflecting higher cost of revenues, partially offset by lower R&D costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 6.0% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$112,061	$110,452	$1,609	1.5%
Non-recurring	1,306	1,941	(635)	(32.7%)
Operating revenues total	113,367	112,393	974	0.9%
Adjusted EBITDA expenses	81,626	79,091	2,535	3.2%
Adjusted EBITDA	$31,741	$33,302	$(1,561)	(4.7%)
Adjusted EBITDA margin %	28.0%	29.6%

Analytics segment revenues increased 0.9% to $113.4 million for the three months ended June 30, 2017 compared to $112.4 million for the three months ended June 30, 2016.  The increase was primarily driven by higher revenues from equity models. The low level of revenue growth in the current quarter reflects several factors including the impact of elevated cancels in the prior year and the timing of client implementations. The impact of these factors is expected to diminish in the second half of the year ending December 31, 2017. Adjusting for foreign currency exchange rate fluctuations, Analytics segment revenues would have increased 1.7% for the three months ended June 30, 2017.

Analytics segment Adjusted EBITDA expenses increased 3.2% to $81.6 million for the three months ended June 30, 2017 compared to $79.1 million for the three months ended June 30, 2016, primarily driven by higher R&D costs and cost of revenues, partially offset by lower selling and marketing costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 4.5% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Three Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$24,739	$25,141	$(402)	(1.6%)
Non-recurring	827	945	(118)	(12.5%)
Operating revenues total	25,566	26,086	(520)	(2.0%)
Adjusted EBITDA expenses	20,534	19,879	655	3.3%
Adjusted EBITDA	$5,032	$6,207	$(1,175)	(18.9%)
Adjusted EBITDA margin %	19.7%	23.8%

All Other segment revenues decreased 2.0% to $25.6 million for the three months ended June 30, 2017 compared to $26.1 million for the three months ended June 30, 2016. The decrease in All Other revenues was driven by a $3.2 million, or 21.4%, decrease in Real Estate revenues to $11.9 million, partially offset by a $2.7 million, or 24.7%, increase in ESG revenues to $13.7 million. The increase in ESG revenues was driven by higher ESG Ratings product revenues, reflecting increased investment and selling and marketing efforts.  The decrease in Real Estate revenues was driven by higher cancels principally from a discontinued index, the timing of report deliveries and the negative impact of foreign currency exchange rate fluctuations.  In addition, Real Estate revenues for the three months ended June 30, 2017 were lower due to the inclusion of the Real Estate occupiers business in the prior period. Adjusting for the impact of foreign currency exchange rate fluctuations and the divestiture of the Real Estate occupiers business, Real Estate revenues would have decreased 15.9% and All Other operating revenues would have increased 1.3% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

All Other segment Adjusted EBITDA expenses increased 3.3% to $20.5 million for the three months ended June 30, 2017 compared to $19.9 million for the three months ended June 30, 2016, primarily driven by higher compensation and benefits costs attributable to ESG operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 6.0% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The following table presents the results of operations for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$617,296	$569,424	$47,872	8.4%
Operating expenses:
Cost of revenues	136,116	125,302	10,814	8.6%
Selling and marketing	84,608	83,543	1,065	1.3%
Research and development	37,180	37,494	(314)	(0.8%)
General and administrative	42,452	43,909	(1,457)	(3.3%)
Amortization of intangible assets	22,373	23,783	(1,410)	(5.9%)
Depreciation and amortization of property, equipment and leasehold improvements	17,997	16,561	1,436	8.7%
Total operating expenses	340,726	330,592	10,134	3.1%
Operating income	276,570	238,832	37,738	15.8%
Other expense (income), net	57,434	47,511	9,923	20.9%
Income from continuing operations before provision for income taxes	219,136	191,321	27,815	14.5%
Provision for income taxes	64,919	63,997	922	1.4%
Net income	$154,217	$127,324	$26,893	21.1%

Earnings per basic common share	$1.70	$1.30	$0.40	30.8%

Earnings per diluted common share	$1.68	$1.29	$0.39	30.2%

Operating margin	44.8%	41.9%

The following table presents operating revenues by type for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$480,544	$458,070	$22,474	4.9%
Asset-based fees	124,738	98,333	26,405	26.9%
Non-recurring	12,014	13,021	(1,007)	(7.7%)

Total operating revenues	$617,296	$569,424	$47,872	8.4%

Total operating revenues grew 8.4% to $617.3 million for the six months ended June 30, 2017 compared to $569.4 million for the six months ended June 30, 2016.

Revenues from recurring subscriptions increased 4.9% to $480.5 million for the six months ended June 30, 2017 compared to $458.1 million for the six months ended June 30, 2016, primarily driven by growth in Index products, which increased $17.0 million, or 8.9%. Adjusting for the impact from foreign currency exchange rate fluctuations, revenues from total recurring subscriptions would have increased 5.8%.

Revenues from asset-based fees increased 26.9% to $124.7 million for the six months ended June 30, 2017 compared to $98.3 million for the six months ended June 30, 2016.  The increase in asset-based fees was driven by several items, including an $18.0 million, or 26.5%, growth in revenue from ETFs linked to MSCI indexes, which was the result of a 32.1% increase in average AUM that was partially offset by the impact of a change in the product mix resulting from our differentiated licensing strategy, and a $6.9 million, or 26.8%, increase in revenue from non-ETF passive products.  In addition, revenues from exchange traded futures and options contracts based on MSCI indexes grew $1.5 million, or 32.8%, driven by a very strong increase in total trading volumes.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the year-to-date periods indicated:

	Year-to-Date Average
	2016				2017
	March	June	September	December	March	June
AUM in ETFs linked to MSCI indexes	$407.9	$423.5	$438.1	$446.4	$524.1	$559.5

Non-recurring revenues decreased 7.7% to $12.0 million for the six months ended June 30, 2017 compared to $13.0 million for the six months ended June 30, 2016.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$207,823	$190,784	$17,039	8.9%
Asset-based fees	124,738	98,333	26,405	26.9%
Non-recurring	8,030	7,613	417	5.5%
Index total	340,591	296,730	43,861	14.8%

Analytics
Recurring subscriptions	223,330	219,082	4,248	1.9%
Non-recurring	2,457	3,574	(1,117)	(31.3%)
Analytics total	225,787	222,656	3,131	1.4%

All Other
Recurring subscriptions	49,391	48,204	1,187	2.5%
Non-recurring	1,527	1,834	(307)	(16.7%)
All Other total	50,918	50,038	880	1.8%
Total operating revenues	$617,296	$569,424	$47,872	8.4%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

The following table presents operating expenses by activity category for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$136,116	$125,302	$10,814	8.6%
Selling and marketing	84,608	83,543	1,065	1.3%
Research and development	37,180	37,494	(314)	(0.8%)
General and administrative	42,452	43,909	(1,457)	(3.3%)
Amortization of intangible assets	22,373	23,783	(1,410)	(5.9%)
Depreciation and amortization of property, equipment and leasehold improvements	17,997	16,561	1,436	8.7%
Total operating expenses	$340,726	$330,592	$10,134	3.1%

Total operating expenses increased 3.1% to $340.7 million for the six months ended June 30, 2017 compared to $330.6 million for the six months ended June 30, 2016. Adjusting for the impact of foreign currency exchange rate fluctuations, operating expenses would have been flat for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Cost of Revenues

Cost of revenues increased 8.6% to $136.1 million for the six months ended June 30, 2017 compared to $125.3 million for the six months ended June 30, 2016, primarily driven by increases in wages and salaries and incentive compensation, as well as higher non-compensation information technology costs, professional fees, travel & entertainment costs and occupancy costs.

Selling and Marketing

Selling and marketing expenses increased 1.3% to $84.6 million for the six months ended June 30, 2017 compared to $83.5 million for the six months ended June 30, 2016, primarily driven by higher severance and higher marketing costs.

Research and Development

R&D expenses decreased slightly by 0.8% to $37.2 million for the six months ended June 30, 2017 compared to $37.5 million for the six months ended June 30, 2016, primarily due to a decrease in overall compensation and benefits costs, partially offset by an increase in non-compensation information technology costs.

General and Administrative

G&A expenses decreased 3.3% to $42.5 million for the six months ended June 30, 2017 compared to $43.9 million for the six months ended June 30, 2016, primarily driven by lower compensation and benefits costs, reflecting lower severance costs, partially offset by higher wages and salary, benefits and incentive compensation costs.  Non-compensation professional fees also contributed to the decrease.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$216,793	$210,192	$6,601	3.1%
Non-compensation expenses	83,563	80,056	3,507	4.4%
Amortization of intangible assets	22,373	23,783	(1,410)	(5.9%)
Depreciation and amortization of property, equipment and leasehold improvements	17,997	16,561	1,436	8.7%
Total operating expenses	$340,726	$330,592	$10,134	3.1%

Compensation and benefits expenses increased 3.1% to $216.8 million for the six months ended June 30, 2017 compared to $210.2 million for the six months ended June 30, 2016, primarily due to higher wages and salary expense and incentive compensation costs, partially offset by lower severance costs.

Non-compensation expenses increased 4.4% to $83.6 million for the six months ended June 30, 2017 compared to $80.1 million for the six months ended June 30, 2016.  The increase was driven by increases in costs related to information technology, marketing and travel & entertainment costs.

Amortization of Intangible Assets

Amortization of intangible assets expense decreased 5.9% to $22.4 million for the six months ended June 30, 2017 compared to $23.8 million for the six months ended June 30, 2016.  The decrease was primarily the result of certain intangible assets acquired in the RiskMetrics Group, LLC acquisition becoming fully amortized during the six months ended June 30, 2017.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements increased 8.7% to $18.0 million for the six months ended June 30, 2017 compared to $16.6 million for the six months ended June 30, 2016.  The increase was primarily the result of increased hardware depreciation associated with new data center technology.

Other Expense (Income), Net

Other expense (income), net increased 20.9% to $57.4 million for the six months ended June 30, 2017 compared to $47.5 million for the six months ended June 30, 2016, primarily driven by $12.2 million of higher interest expense resulting from the increased level of indebtedness associated with the 2026 Senior Notes offering, partially offset by higher interest income.  The six months ended June 30, 2016 included a $3.7 million charge for estimated losses associated with miscellaneous transactions.

Income Taxes

The provision for income tax expense increased 1.4% to $64.9 million for the six months ended June 30, 2017 compared to $64.0 million for the six months ended June 30, 2016 on higher income before provision for income taxes, offset by a decline in the effective tax rate. These amounts reflect effective tax rates of 29.6% and 33.5% for the six months ended June 30, 2017 and 2016, respectively.

The decrease in the effective tax rate was primarily driven by the ongoing efforts to better align our tax profile with our global operating footprint and the impact of discrete items, including $4.1 million of excess tax benefits related to the adoption of ASU 2016-09 that first occurred during the three months ended March 31, 2017.  See Note 2, “Recent Accounting Standards Updates,” of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for more information regarding the adoption of ASU 2016-09.

Net Income

As a result of the factors described above, net income for the six months ended June 30, 2017 increased 21.1% to $154.2 million compared to $127.3 million for the six months ended June 30, 2016.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic and diluted earnings per share for the six months ended June 30, 2017 decreased by 7.5% and 6.9%, respectively, compared to the six months ended June 30, 2016. The decreases primarily reflect the impact of share repurchases, partially offset by the impact of restricted stock units and stock options that converted to shares.

Adjusted EBITDA

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues	$617,296	$569,424	$47,872	8.4%
Adjusted EBITDA expenses	300,356	290,248	10,108	3.5%
Adjusted EBITDA	$316,940	$279,176	$37,764	13.5%
Adjusted EBITDA margin %	51.3%	49.0%
Operating margin %	44.8%	41.9%

Adjusted EBITDA increased 13.5% to $316.9 million for the six months ended June 30, 2017 compared to $279.2 million for the six months ended June 30, 2016. Adjusted EBITDA margin increased to 51.3% for the six months ended June 30, 2017 compared to 49.0% for the six months ended June 30, 2016. The improvement in margin reflects growth in operating revenues, primarily attributable to growth in Index subscriptions and asset-based fees.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Index Adjusted EBITDA	$245,113	$206,567
Analytics Adjusted EBITDA	61,277	63,662
All Other Adjusted EBITDA	10,550	8,947
Consolidated Adjusted EBITDA	316,940	279,176
Amortization of intangible assets	22,373	23,783
Depreciation and amortization of property, equipment and leasehold improvements	17,997	16,561
Operating income	276,570	238,832
Other expense (income), net	57,434	47,511
Provision for income taxes	64,919	63,997
Net income	$154,217	$127,324

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Index Adjusted EBITDA expenses	$95,478	$90,163
Analytics Adjusted EBITDA expenses	164,510	158,994
All Other Adjusted EBITDA expenses	40,368	41,091
Consolidated Adjusted EBITDA expenses	300,356	290,248
Amortization of intangible assets	22,373	23,783
Depreciation and amortization of property, equipment and leasehold improvements	17,997	16,561
Total operating expenses	$340,726	$330,592

The discussion of our segment results for the six months ended June 30, 2017 and 2016 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$207,823	$190,784	$17,039	8.9%
Asset-based fees	124,738	98,333	26,405	26.9%
Non-recurring	8,030	7,613	417	5.5%
Operating revenues total	340,591	296,730	43,861	14.8%
Adjusted EBITDA expenses	95,478	90,163	5,315	5.9%
Adjusted EBITDA	$245,113	$206,567	$38,546	18.7%
Adjusted EBITDA margin %	72.0%	69.6%

Revenues related to Index products increased 14.8% to $340.6 million for the six months ended June 30, 2017 compared to $296.7 million for the six months ended June 30, 2016.

Recurring subscriptions increased 8.9% to $207.8 million for the six months ended June 30, 2017 compared to $190.8 million for the six months ended June 30, 2016, primarily driven by growth in benchmark and data products. The impact of foreign currency exchange rate fluctuations was negligible for the six months ended June 30, 2017.

Revenues from asset-based fees increased 26.9% to $124.7 million for the six months ended June 30, 2017 compared to $98.3 million for the six months ended June 30, 2016.  The increase in asset-based fees was driven by several items, including an $18.0 million, or 26.5%, growth in revenue from ETFs linked to MSCI indexes, which was the result of a 32.1% increase in average AUM that was partially offset by the impact of a change in the product mix resulting from our differentiated licensing strategy, and a $6.9 million, or 26.8%, increase in revenues from non-ETF passive products.  In addition, revenues from exchange traded futures and options contracts based on MSCI indexes grew $1.5 million, or 32.8%, driven by a very strong increase in total trading volumes.

Non-recurring revenues increased 5.5% to $8.0 million for the six months ended June 30, 2017 compared to $7.6 million for the six months ended June 30, 2016.

Index segment Adjusted EBITDA expenses increased 5.9% to $95.5 million for the six months ended June 30, 2017 compared to $90.2 million for the six months ended June 30, 2016, primarily reflecting higher compensation and benefits costs mainly within cost of revenues, selling and marketing and G&A. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 7.6% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$223,330	$219,082	$4,248	1.9%
Non-recurring	2,457	3,574	(1,117)	(31.3%)
Operating revenues total	225,787	222,656	3,131	1.4%
Adjusted EBITDA expenses	164,510	158,994	5,516	3.5%
Adjusted EBITDA	$61,277	$63,662	$(2,385)	(3.7%)
Adjusted EBITDA margin %	27.1%	28.6%

Analytics segment revenues increased 1.4% to $225.8 million for the six months ended June 30, 2017 compared to $222.7 million for the six months ended June 30, 2016, primarily driven by higher recurring subscriptions from equity portfolio analytics products. Adjusting for the impact from foreign currency exchange rate fluctuations, total Analytics operating revenues would have increased 2.5% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Analytics segment Adjusted EBITDA expenses increased 3.5% to $164.5 million for the six months ended June 30, 2017 compared to $159.0 million for the six months ended June 30, 2016, driven by higher non-compensation costs, including information technology, market data and travel & entertainment costs, as well as higher wages and salary costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 4.9% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$49,391	$48,204	$1,187	2.5%
Non-recurring	1,527	1,834	(307)	(16.7%)
Operating revenues total	50,918	50,038	880	1.8%
Adjusted EBITDA expenses	40,368	41,091	(723)	(1.8%)
Adjusted EBITDA	$10,550	$8,947	$1,603	17.9%
Adjusted EBITDA margin %	20.7%	17.9%

All Other segment revenues increased 1.8% to $50.9 million for the six months ended June 30, 2017 compared to $50.0 million for the six months ended June 30, 2016. The increase in All Other revenues was primarily driven by a 20.9% increase in ESG revenues to $26.3 million, offset by a decrease in Real Estate revenues of 12.9% to $24.7 million. The increase in ESG revenues was driven by higher ESG Ratings product revenues, reflecting increased investment in new products and marketing.

The decrease in Real Estate revenues was driven by higher cancels principally from a discontinued index, the timing of report deliveries and the negative impact of foreign currency exchange rate fluctuations. Additionally, Real Estate revenues for the six months ended June 30, 2017 were lower due to the inclusion of the Real Estate occupiers business in the prior period. Adjusting for the impact of foreign currency exchange rate fluctuations and the divestiture of the Real Estate occupiers business, Real Estate products would have decreased 5.1% and All Other operating revenues would have increased 6.3% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

All Other segment Adjusted EBITDA expenses decreased 1.8% to $40.4 million for the six months ended June 30, 2017 compared to $41.1 million for the six months ended June 30, 2016, primarily driven by lower costs attributable to Real Estate operations, partially offset by higher costs attributable to ESG operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 1.1% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Run Rate

“Run Rate” estimates at a particular point in time the annualized value of the recurring revenues under our client license agreements (“Client Contracts”) for the next 12 months, assuming all Client Contracts that come up for renewal are renewed and assuming then-current currency exchange rates, subject to the adjustments and exclusions described below.  For any Client Contract where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects, for ETFs, the market value on the last trading day of the period, for futures and options, the most recent quarterly volumes, and for other non-ETF products, the most recent client reported assets. Run Rate does not include fees associated with “one-time” and other non-recurring transactions.  In addition, we add to Run Rate the annualized fee value of recurring new sales, whether to existing or new clients, when we execute Client Contracts, even though the license start date may not be effective until a later date.  We remove from Run Rate the annualized fee value associated with products or services under any Client Contract with respect to which we have received a notice of termination or non-renewal during the period and determined that such notice evidences the client’s final decision to terminate or not renew the applicable products or services, even though such notice is not effective until a later date.

Changes in our recurring revenues typically lag changes in Run Rate. The actual amount of recurring revenues we will realize over the following 12 months will differ from Run Rate for numerous reasons, including:

•	fluctuations in revenues associated with new recurring sales;
•	modifications, cancellations and non-renewals of existing Client Contracts, subject to specified notice requirements;
•	differences between the license start date and the date the Client Contract is executed;
•

fluctuations in asset-based fees, which may result from changes in certain investment products’ total expense ratios, market movements, including foreign currency exchange rates, or from investment inflows into and outflows from investment products linked to our indexes;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign exchange rates; and
•	the impact of acquisitions and dispositions.

The following table presents the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
	June 30,	June 30,	March 31,	Year-Over-Year	Sequential
	2017	2016	2017	Comparison	Comparison
	(in thousands)
Index:
Recurring subscriptions	$428,367	$387,679	$417,765	10.5%	2.5%
Asset-based fees	269,595	195,298	240,834	38.0%	11.9%
Index total	697,962	582,977	658,599	19.7%	6.0%

Analytics	465,339	449,062	457,249	3.6%	1.8%

All Other	97,057	86,924	91,239	11.7%	6.4%

Total Run Rate	$1,260,358	$1,118,963	$1,207,087	12.6%	4.4%

Recurring subscriptions total	$990,763	$923,665	$966,253	7.3%	2.5%
Asset-based fees	269,595	195,298	240,834	38.0%	11.9%
Total Run Rate	$1,260,358	$1,118,963	$1,207,087	12.6%	4.4%

Total Run Rate grew 12.6% to $1,260.4 million at June 30, 2017 compared to $1,119.0 million at June 30, 2016. Recurring subscriptions Run Rate grew 7.3% to $990.8 million at June 30, 2017 compared to $923.7 million at June 30, 2016.

Run Rate from asset-based fees increased 38.0% to $269.6 million at June 30, 2017 from $195.3 million at June 30, 2016, primarily driven by higher growth in ETFs linked to MSCI indexes, non-ETF passive funds and futures and options contracts based on MSCI indexes. As of June 30, 2017, the value of AUM in ETFs linked to MSCI indexes was $624.3 billion, up $184.6 billion, or 42.0%, from $439.7 billion as of June 30, 2016. The increase of $184.6 billion consisted of net inflows of $110.2 billion and market appreciation of $74.4 billion.

Index recurring subscriptions Run Rate grew 10.5% to $428.4 million at June 30, 2017 compared to $387.7 million at June 30, 2016, driven by an increase in core products, growth in newer products, including factor, thematic and custom index products, and higher usage fees.  There was a negligible impact from foreign currency exchange rate fluctuations on Index recurring subscription Run Rate at June 30, 2017.

Run Rate from Analytics products increased 3.6% to $465.3 million at June 30, 2017 compared to $449.1 million at June 30, 2016, primarily driven by growth in equity models products. There was a negligible impact from foreign currency exchange rate fluctuations on Run Rate from Analytics at June 30, 2017.

Run Rate from All Other products increased 11.7% to $97.1 million at June 30, 2017 compared to $86.9 million at June 30, 2016. The $10.1 million increase was primarily driven by an $11.2 million, or 25.3%, increase in ESG Run Rate to $55.6 million, partially offset by a $1.1 million, or 2.5%, decrease in Real Estate Run Rate to $41.5 million. The increase in ESG Run Rate was primarily driven by higher sales of the ESG Ratings products. Adjusting for the impact of foreign currency exchange rate fluctuations and the divestiture of the Real Estate occupiers business, Real Estate Run Rate would have increased 2.4%, and All Other Run Rate would have increased 14.0% at June 30, 2017 compared to June 30, 2016.

Subscription Sales

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended
	June 30,	June 30,	March 31,	Year Over	Sequential
	2017	2016	2017	Year Comparison	Comparison
	(in thousands)
New recurring subscription sales
Index	$13,636	$13,139	$14,193	3.8%	(3.9%)
Analytics	12,050	11,149	11,874	8.1%	1.5%
All Other	5,456	4,481	4,121	21.8%	32.4%
New recurring subscription sales total	31,142	28,769	30,188	8.2%	3.2%

Subscription cancellations
Index	(3,045)	(4,096)	(3,165)	(25.7%)	(3.8%)
Analytics	(6,940)	(9,015)	(7,611)	(23.0%)	(8.8%)
All Other	(2,030)	(2,243)	(1,683)	(9.5%)	20.6%
Subscription cancellations total	(12,015)	(15,354)	(12,459)	(21.7%)	(3.6%)

Net new recurring subscription sales
Index	10,591	9,043	11,028	17.1%	(4.0%)
Analytics	5,110	2,134	4,263	139.5%	19.9%
All Other	3,426	2,238	2,438	53.1%	40.5%
Net new recurring subscription sales total	19,127	13,415	17,729	42.6%	7.9%

Non-recurring sales
Index	4,555	5,379	4,374	(15.3%)	4.1%
Analytics	1,609	1,429	2,163	12.6%	(25.6%)
All Other	958	1,132	609	(15.4%)	57.3%
Non-recurring sales total	7,122	7,940	7,146	(10.3%)	(0.3%)

Gross sales
Index	$18,191	$18,518	$18,567	(1.8%)	(2.0%)
Analytics	13,659	12,578	14,037	8.6%	(2.7%)
All Other	6,414	5,613	4,730	14.3%	35.6%
Total gross sales	$38,264	$36,709	$37,334	4.2%	2.5%

Net sales
Index	$15,146	$14,422	$15,402	5.0%	(1.7%)
Analytics	6,719	3,563	6,426	88.6%	4.6%
All Other	4,384	3,370	3,047	30.1%	43.9%
Total net sales	$26,249	$21,355	$24,875	22.9%	5.5%

Aggregate Retention Rate

The following table presents our Aggregate Retention Rate by reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Index	97.0%	95.6%	96.9%	95.9%
Analytics	93.9%	91.7%	93.6%	93.2%
All Other	90.8%	89.2%	91.6%	90.7%

Total	94.9%	93.1%	94.8%	94.1%

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of June 30, 2017, our Consolidated Leverage Ratio was 3.25:1.00 and our Consolidated Interest Coverage Ratio was 6.41:1.00. There have been no amounts drawn under the Revolving Credit Facility since its November 20, 2014 inception.

Our non-guarantor subsidiaries of the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $302.5 million, or 25.2%, of our total revenue for the trailing 12 months ended June 30, 2017, approximately $161.5 million, or 30.7%, of our consolidated operating income for the trailing 12 months ended June 30, 2017, and approximately $726.5 million, or 23.5%, of our consolidated total assets (excluding intercompany assets) and $296.0 million, or 10.6%, of our consolidated total liabilities, in each case as of June 30, 2017.

Share Repurchases

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Six Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
June 30, 2017	$86.98	1,468	$127,735
June 30, 2016	$70.12	6,496	$455,516

As of June 30, 2017, there was $742.2 million of available authorization remaining under the 2016 Repurchase Program.

Cash Dividend

On August 1, 2017, the Board of Directors declared a cash dividend of $0.38 per share for third quarter 2017. This reflects an increase of 35.7% over the cash dividend declared for second quarter 2017. The third quarter 2017 dividend is payable on August 31, 2017 to shareholders of record as of the close of trading on August 18, 2017.

Cash Flows

	As of
	June 30,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$750,581	$791,834

Cash and cash equivalents were $750.6 million and $791.8 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, $365.0 million and $208.2 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the United States (“Foreign Cash”). In addition, repatriation of some Foreign Cash is further restricted by local laws. The increase in Foreign Cash since year end primarily reflects our ongoing efforts to better align our tax profile with our global operating footprint. As part of this realignment, Foreign Cash has grown, reflecting growth in invoicing and earnings outside the U.S. and the impact of one-time transitional intercompany payments which will impact the full year ending December 31, 2017. We expect the Foreign Cash balance to continue to grow at a rate that is consistent with the growth in earnings of our foreign operations in the year ending December 31, 2018 and beyond.  These balances will be available to meet our needs outside the U.S. whether it be for general corporate purposes or other needs, including acquisitions or expansion of our products.

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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$159,232	$154,983
Net cash used in investing activities	(15,893)	(18,425)
Net cash used in financing activities	(190,624)	(506,584)
Effect of exchange rate changes	6,032	(3,066)
Net decrease in cash	$(41,253)	$(373,092)

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $159.2 million and $155.0 million for the six months ended June 30, 2017 and 2016, respectively. The year-over-year increase reflects higher billings and collections from customers, partially offset by an increase in cash expenses and higher interest payments.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $15.9 million and $18.4 million for the six months ended June 30, 2017 and 2016, respectively, primarily reflecting lower capital expenditures.

Cash Flows From Financing Activities

Cash used in financing activities was $190.6 million for the six months ended June 30, 2017 compared to $506.6 million for the six months ended June 30, 2016. The year-over-year decrease primarily reflects the impact of decreased repurchases of treasury shares.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the six months ended June 30, 2017 and 2016, 14.8% and 18.0%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 14.8% of non-U.S. dollar exposure for the six months ended June 30, 2017, 38.1% was in Euros, 30.0% was in British pounds sterling and 24.8% was in Japanese yen. Of the 18.0% of non-U.S. dollar exposure for the six months ended June 30, 2016, 36.0% was in Euros, 34.8% was in British pounds sterling and 23.2% was in Japanese yen.

Revenues from index-linked investment products represented 20.2% and 17.3% of operating revenues for the six months ended June 30, 2017 and 2016, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which approximately two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 36.9% and 39.6% of our operating expenses, including operating expense attributable to income (loss) from discontinued operations, net of income taxes, for the six months ended June 30, 2017 and 2016, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Hong Kong dollars, Euros, Swiss francs, Mexican pesos and Chinese yuan.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $1.1 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2017, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2017 and 2016 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended June 30, 2017.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1
(April 1, 2017-April 30, 2017)	681	$97.32	—	$781,224,000

Month #2
(May 1, 2017-May 31, 2017)	264,507	$98.54	250,390	$756,595,000

Month #3
(June 1, 2017-June 30, 2017)	140,293	$103.23	139,089	$742,236,000

Total	405,481	$100.17	389,479	$742,236,000

(1)

Includes (i) shares purchased by the Company on the open market; (ii) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units; (iii) shares withheld to satisfy tax withholding obligations and exercise price on behalf of employees that occur upon exercise and delivery of outstanding shares underlying stock options; and (iv) shares held in treasury under the MSCI Inc. Non-Employee Directors Deferral Plan. The value of the shares withheld was determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company. The amount also includes shares repurchased under the 2016 Repurchase Program.

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

Dated: August 4, 2017

MSCI INC. (Registrant)

By:	/s/ Kathleen A. Winters
Kathleen A. Winters Chief Financial Officer, Principal Financial Officer

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED JUNE 30, 2017

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

*	15.1	Letter of awareness from PricewaterhouseCoopers LLP, dated August 4, 2017, concerning unaudited interim financial information

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

EX-1