Form 10-Q
period 2017-09-30
MSCI Inc.
filed 2017-11-03
CIK 1408198

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 27, 2017, there were 90,068,843 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$799,015	$791,834
Accounts receivable (net of allowances of $1,689 and $1,035 at September 30, 2017 and December 31, 2016, respectively)	309,196	221,504
Prepaid income taxes	7,420	12,389
Prepaid and other assets	37,450	29,943
Total current assets	1,153,081	1,055,670
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $164,804 and $136,841 at September 30, 2017 and December 31, 2016, respectively)	85,680	95,585
Goodwill	1,560,169	1,555,850
Intangible assets (net of accumulated amortization of $497,114 and $462,860 at September 30, 2017 and December 31, 2016, respectively)	328,326	347,640
Deferred tax assets	11,091	9,531
Other non-current assets	16,125	18,302
Total assets	$3,154,472	$3,082,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,385	$568
Accrued compensation and related benefits	102,581	119,113
Other accrued liabilities	83,821	82,531
Deferred revenue	374,730	334,358
Total current liabilities	563,517	536,570
Long-term debt	2,077,370	2,075,201
Deferred taxes	84,432	94,067
Other non-current liabilities	68,839	59,135
Total liabilities	2,794,158	2,764,973

Commitments and Contingencies (see Note 6 and Note 7)

Shareholders' equity:
Preferred stock (par value $0.01, 100,000,000 share authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 129,505,173 and 128,996,344 common shares issued and 90,067,232 and 91,279,590 common shares outstanding at September 30, 2017 and December 31, 2016, respectively)	1,295	1,290
Treasury shares, at cost (39,437,941 and 37,716,754 common shares held at September 30, 2017 and December 31, 2016, respectively)	(2,321,862)	(2,170,739)
Additional paid in capital	1,255,616	1,225,565
Retained earnings	1,475,347	1,322,224
Accumulated other comprehensive loss	(50,082)	(60,735)
Total shareholders' equity	360,314	317,605
Total liabilities and shareholders' equity	$3,154,472	$3,082,578

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)
Operating revenues	$322,097	$288,433	$939,393	$857,857

Operating expenses:
Cost of revenues	68,491	62,986	204,607	188,288
Selling and marketing	44,918	41,514	129,526	125,057
Research and development	17,983	18,750	55,163	56,244
General and administrative	22,103	21,859	64,555	65,768
Amortization of intangible assets	10,614	11,752	32,987	35,535
Depreciation and amortization of property, equipment and leasehold improvements	9,325	8,312	27,322	24,873
Total operating expenses	173,434	165,173	514,160	495,765

Operating income	148,663	123,260	425,233	362,092

Interest income	(1,835)	(799)	(4,077)	(2,005)
Interest expense	29,020	26,790	87,071	72,612
Other expense (income)	675	(253)	2,300	2,642

Other expense (income), net	27,860	25,738	85,294	73,249

Income before provision for income taxes	120,803	97,522	339,939	288,843
Provision for income taxes	35,650	32,241	100,569	96,238
Net income	$85,153	$65,281	$239,370	$192,605

Earnings per basic common share	$0.94	$0.69	$2.65	$1.99

Earnings per diluted common share	$0.93	$0.68	$2.61	$1.98

Weighted average shares outstanding used in computing earnings per share
Basic	90,112	94,823	90,406	96,879
Diluted	91,868	95,473	91,731	97,445

Dividend declared per common share	$0.38	$0.28	$0.94	$0.72

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)
Net income	$85,153	$65,281	$239,370	$192,605
Other comprehensive income (loss):
Foreign currency translation adjustments	3,458	(2,627)	11,362	(15,014)
Income tax effect	—	(101)	—	44
Foreign currency translation adjustments, net	3,458	(2,728)	11,362	(14,970)

Pension and other post-retirement adjustments	(69)	(30)	(343)	(262)
Income tax effect	(106)	13	(366)	75
Pension and other post-retirement adjustments, net	(175)	(17)	(709)	(187)
Other comprehensive income (loss), net of tax	3,283	(2,745)	10,653	(15,157)
Comprehensive income	$88,436	$62,536	$250,023	$177,448

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
	(unaudited)
Cash flows from operating activities
Net income	$239,370	$192,605
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	32,987	35,535
Stock-based compensation expense	27,668	23,591
Depreciation and amortization of property, equipment and leasehold improvements	27,322	24,873
Amortization of debt origination fees	2,547	2,219
Deferred taxes	(11,452)	(7,638)
Gain on disposition	—	(449)
Other non-cash adjustments	294	1,124
Changes in assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	(87,168)	(31,021)
Prepaid income taxes	4,605	32,002
Prepaid and other assets	(7,132)	(981)
Accounts payable	1,806	(1,263)
Accrued compensation and related benefits	(19,074)	(11,177)
Other accrued liabilities	756	12,365
Deferred revenue	38,932	27,337
Other	9,544	4,388
Net cash provided by operating activities	261,005	303,510

Cash flows from investing activities
Disposition, net of cash divested	—	657
Capital expenditures	(17,440)	(24,144)
Capitalized software development costs	(10,777)	(7,949)
Proceeds from sale of investments	771	—
Acquisitions, net of cash acquired	—	(60)
Net cash used in investing activities	(27,446)	(31,496)

Cash flows from financing activities
Proceeds from borrowing	—	500,000
Proceeds from exercise of stock options	1,781	4,221
Repurchase of treasury shares	(150,350)	(498,863)
Payment of dividends	(85,306)	(69,933)
Payment of debt issuance costs in connection with debt	—	(7,183)
Net cash used in financing activities	(233,875)	(71,758)

Effect of exchange rate changes	7,497	(3,900)

Net increase in cash	7,181	196,356
Cash and cash equivalent, beginning of period	791,834	777,706

Cash and cash equivalent, end of period	$799,015	$974,062

Supplemental disclosure of cash flow information:
Cash paid for interest	$91,264	$67,888
Cash paid for income taxes	$100,161	$69,471

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements accrued, but not yet paid	$3,501	$5,093

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$900	$610

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI Inc. and its subsidiaries and include all adjustments of a normal, recurring nature necessary to state fairly the financial condition as of September 30, 2017 and December 31, 2016, the results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. The unaudited condensed consolidated statement of financial condition and related financial statement information as of December 31, 2016 have been derived from the 2016 audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2016.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require the Company to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of revenue, research and development and software capitalization, impairment of long-lived assets, accrued compensation, income taxes and other matters that affect the unaudited condensed consolidated financial statements and related disclosures. The Company believes that estimates used in the preparation of these unaudited condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Intercompany balances and transactions are eliminated in consolidation.

Concentrations

For the nine months ended September 30, 2017, BlackRock, Inc. accounted for 11.1% of the Company’s consolidated operating revenues while no single customer represented 10.0% or more of the Company’s consolidated operating revenues for the nine months ended September 30, 2016. For the nine months ended September 30, 2017 and 2016, BlackRock, Inc. accounted for 19.6% and 17.1% of the Index segment operating revenues, respectively. No single customer represented 10.0% or more of revenues within the Analytics and All Other segments for the nine months ended September 30, 2017 and 2016.

2. RECENT ACCOUNTING STANDARDS UPDATES

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities have the option of adopting ASU 2014-09 retrospectively to each prior period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of initial application. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year by changing the effective date to be for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017 from December 15, 2016, with early adoption at the prior date permitted.

In March 2016, the FASB issued Accounting Standards Update 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net).” In April 2016, the FASB issued Accounting Standards Update 2016-10, “Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued Accounting Standards Update 2016-12, “Narrow-Scope Improvements and Practical Expedients.” In December 2016, the FASB issued Accounting Standards Update No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These updates provide supplemental adoption guidance and clarification to ASU 2014-09 and must be adopted concurrently. The Company intends to adopt the new revenue guidance as of January 1, 2018 using the modified retrospective transition method. Under this adoption method, the Company will record a cumulative adjustment to retained earnings at January 1, 2018 and apply the provisions of the ASU prospectively. Currently, the Company expects that ASU 2014-09 will have an impact on a number of accounting practices, including but not limited to, the timing of revenue recognition and costs for implementation services; the timing of revenue recognition of licenses for desktop applications; and accounting for multi-year deals. In addition, the new standard will require enhanced disclosures in relation to (i) disaggregated revenue, (ii) reconciliations of contract balances, (iii) performance obligations, (iv) significant judgments and (v) cost to obtain or fulfill contracts. The Company has not yet determined the quantitative impact of the new standard on its condensed consolidated financial statements. The Company is in the process of upgrading its technology infrastructure in order to support the accounting under the new standard as well as assessing the impact that the new standard will have on its processes and internal controls.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” or ASU 2016-09. The FASB issued ASU 2016-09 as part of its Simplification Initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Amendments related to accounting for the income tax consequences have been adopted prospectively, resulting in the recognition of $0.7 million and $4.8 million of excess tax benefits within income taxes rather than additional paid in capital for the three and nine months ended September 30, 2017, respectively. This increased diluted earnings per share by $0.01 and $0.05 per share for the three and nine months ended September 30, 2017, respectively.  Excess tax benefits related to share-based compensation are now included in operating cash flows rather than financing cash flows. This change has been applied retrospectively in accordance with ASU 2016-09 and resulted in an increase of $6.5 million in net cash provided by operating activities with a matching decrease in net cash used in financing activities for the nine months ended September 30, 2016 compared to previously reported results. The Company has previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows, therefore there is no change related to this requirement.  The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or to continue estimating forfeitures.  The Company has elected to continue estimating forfeitures under the current guidance.

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

In February 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” or ASU 2017-07. The FASB issued ASU 2017-07 in order to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. ASU 2017-07 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. Entities should apply these amendments retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The adoption of ASU 2017-07 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, “Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting,” or ASU 2017-09. The FASB issued ASU 2017-09 in order to reduce the diversity in practice, as well as the cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, Compensation—Stock Compensation. ASU 2017-09 provides that an entity shall account for the effects of a modification of the terms or conditions of an equity award as an exchange of the original award for a new award, unless the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used), the vesting conditions and the classification of the modified award are the same as the original award immediately before the award is modified. ASU 2017-09 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. ASU 2017-09 requires reporting organizations to apply the amendments prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In August 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” or ASU 2017-12. The FASB issued ASU 2017-12 in order to expand and refine hedge accounting for both financial and non-financial risk components and align the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements. ASU 2017-12 also includes certain targeted improvements to simplify the application of current guidance related to the assessment of hedge accounting. ASU 2017-12 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2017-12 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

3. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 946 and 1,593 anti-dilutive securities excluded from the calculation of diluted EPS for the three months ended September 30, 2017 and 2016, respectively. There were 1,316 and 531 anti-dilutive securities excluded from the calculation of diluted EPS for the nine months ended September 30, 2017 and 2016, respectively.

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(in thousands, except per share data)
Net income	$85,153	$65,281	$239,370	$192,605

Basic weighted average common shares outstanding	90,112	94,823	90,406	96,879
Effect of dilutive securities:
Stock options and restricted stock units	1,756	650	1,325	566
Diluted weighted average common shares outstanding	91,868	95,473	91,731	97,445

Earnings per basic common share	$0.94	$0.69	$2.65	$1.99

Earnings per diluted common share	$0.93	$0.68	$2.61	$1.98

4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at September 30, 2017 and December 31, 2016 consisted of the following:

	As of
	September 30,	December 31,
	2017	2016
	(in thousands)
Computer & related equipment	$186,487	$162,306
Furniture & fixtures	10,316	9,724
Leasehold improvements	50,998	49,442
Work-in-process	2,683	10,954
Subtotal	250,484	232,426
Accumulated depreciation and amortization	(164,804)	(136,841)
Property, equipment and leasehold improvements, net	$85,680	$95,585

Depreciation and amortization expense of property, equipment and leasehold improvements was $9.3 million and $8.3 million for the three months ended September 30, 2017 and 2016, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $27.3 million and $24.9 million for the nine months ended September 30, 2017 and 2016, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	All Other (1)	Total
Goodwill at December 31, 2016	$1,202,448	$302,611	$50,791	$1,555,850
Foreign exchange translation adjustment	2,672	—	1,647	4,319
Goodwill at September 30, 2017	$1,205,120	$302,611	$52,438	$1,560,169

(1)The goodwill in All Other at September 30, 2017, consisted of $31.6 million in the ESG segment and $20.8 million in the Real Estate segment and at December 31, 2016 consisted of $31.6 million in the ESG segment and $19.2 million in the Real Estate segment.

The Company completed its annual goodwill impairment test as of July 1, 2017 on its four reporting units, which are the same as its four operating segments, and no impairments were noted.  The Company performed a step zero, qualitative impairment test on each of its Index, Analytics and ESG operating segments and determined that it was more likely than not that the fair value for each of the Index, Analytics and ESG operating segments was not less than the carrying value for each.  As revenues have been below management’s expectations for the Real Estate segment, the Company performed a step 1, quantitative impairment test for this segment and determined that the fair value substantially exceeded its carrying value.

Intangible Assets

Amortization expense related to intangible assets for the three months ended September 30, 2017 and 2016 was $10.6 million and $11.8 million, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2017 and 2016 was $33.0 million and $35.5 million, respectively.

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets were as follows:

	As of
	September 30,	December 31,
	2017	2016
	(in thousands)
Gross intangible assets:
Customer relationships	$361,199	$361,199
Trademarks/trade names	223,382	223,382
Technology/software	220,575	210,013
Proprietary data	28,627	28,627
Covenant not to compete	1,225	1,225
Subtotal	835,008	824,446
Foreign exchange translation adjustment	(9,568)	(13,946)
Total gross intangible assets	$825,440	$810,500
Accumulated amortization:
Customer relationships	$(183,562)	$(166,923)
Trademarks/trade names	(113,784)	(105,077)
Technology/software	(190,460)	(184,290)
Proprietary data	(9,893)	(8,571)
Covenant not to compete	(1,211)	(1,089)
Subtotal	(498,910)	(465,950)
Foreign exchange translation adjustment	1,796	3,090
Total accumulated amortization	$(497,114)	$(462,860)
Net intangible assets:
Customer relationships	$177,637	$194,276
Trademarks/trade names	109,598	118,305
Technology/software	30,115	25,723
Proprietary data	18,734	20,056
Covenant not to compete	14	136
Subtotal	336,098	358,496
Foreign exchange translation adjustment	(7,772)	(10,856)
Total net intangible assets	$328,326	$347,640

The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2017 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder 2017	$10,784
2018	43,969
2019	42,233
2020	40,361
2021	38,117
Thereafter	152,862
Total	$328,326

6. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense was $6.1 million for both the three months ended September 30, 2017 and 2016. Rent expense for the nine months ended September 30, 2017 and 2016 was $18.0 million and $18.3 million, respectively.

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

    Long-term debt at September 30, 2017 was $2,077.4 million, net of $22.6 million in deferred financing fees. Long-term debt at December 31, 2016 was $2,075.2 million, net of $24.8 million in deferred financing fees.

In connection with the closings of the Senior Notes offerings and entry into the 2014 Revolving Credit Agreement and the Amendment, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At September 30, 2017, $24.5 million of the deferred financing fees remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $1.4 million of which is included in “Other non-current assets” and $22.6 million of which is grouped and presented as part of “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

At September 30, 2017 and December 31, 2016, the fair market value of the Company’s debt obligations was $2,257.0 million and $2,192.5 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value and represents Level 2 valuations, which are based on one or more quoted prices in markets that are not considered to be active or for which all significant inputs are observable, either directly or indirectly. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

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

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s economic exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2017, the Company had outstanding foreign currency forwards with a notional amount of $35.6 million that were not designated as hedges in qualifying hedging relationships.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition:

	Unaudited Condensed	As of
	Consolidated Statements of	September 30,	December 31,
(in thousands)	Financial Condition Location	2017	2016
Non-designated hedging instruments:
Asset derivatives:
Foreign exchange contracts	Prepaid and other assets	$110	$27
Liability derivatives:
Foreign exchange contracts	Other accrued liabilities	$(135)	$(124)

The Company’s foreign exchange forward contracts represent Level 2 valuations as they were valued using pricing models that took into account the contract terms as well as multiple observable inputs where applicable, such as prevailing spot rates and forward points.

The following table presents the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Unaudited Condensed Consolidated Statements of Income:

		Amount of Gain or (Loss) Recognized
Derivatives Not Designated as	Location of Gain or	in Income on Derivatives for the
Hedging Instruments	(Loss) Recognized	Three Months Ended September 30,
(in thousands)	in Income on Derivatives	2017	2016
Foreign exchange contracts	Other expense (income)	$(671)	$211

		Amount of Gain or (Loss) Recognized
Derivatives Not Designated as	Location of Gain or	in Income on Derivatives for the
Hedging Instruments	(Loss) Recognized	Nine Months Ended September 30,
(in thousands)	in Income on Derivatives	2017	2016
Foreign exchange contracts	Other expense (income)	$(1,791)	$1,125

7. SHAREHOLDERS’ EQUITY

Return of capital.

On October 28, 2015, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $1.0 billion worth of shares of MSCI’s common stock (the “2015 Repurchase Program”).

On October 26, 2016, the Board of Directors approved an additional stock repurchase program authorizing the purchase of up to $750.0 million worth of shares of the Company’s common stock (together with the $330.3 million remaining authorization under the 2015 Repurchase Program, the “2016 Repurchase Program”). Share repurchases made pursuant to the 2016 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.  As of September 30, 2017, there was $733.1 million of available authorization remaining under the 2016 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Nine Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
September 30, 2017	$87.95	1,556	$136,850
September 30, 2016	$70.43	6,869	$483,799

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share amounts)	Per Share	Declared	Distributed	Deferred
2017
Three Months Ended March 31,	$0.28	$25,769	$25,500	$269
Three Months Ended June 30,	0.28	25,710	25,444	266
Three Months Ended September 30,	0.38	34,768	34,403	365

Total	$0.94	$86,247	$85,347	$900

2016
Three Months Ended March 31,	$0.22	$22,046	$21,889	$157
Three Months Ended June 30,	0.22	21,588	21,391	197
Three Months Ended September 30,	0.28	26,936	26,680	256

Total	$0.72	$70,570	$69,960	$610

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased during the nine months ended September 30, 2017:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance At December 31, 2016	128,996,344	(37,716,754)	91,279,590
Dividend payable/paid	114	(114)	—
Common stock issued and exercise of stock options	389,198	—	389,198
Shares withheld for tax withholding and exercises	—	(139,208)	(139,208)
Shares repurchased under stock repurchase programs	—	(1,079,005)	(1,079,005)
Shares issued to directors	51	(10)	41
Balance At March 31, 2017	129,385,707	(38,935,091)	90,450,616
Dividend payable/paid	126	(126)	—
Common stock issued and exercise of stock options	82,960	—	82,960
Shares withheld for tax withholding and exercises	—	(16,002)	(16,002)
Shares repurchased under stock repurchase programs	—	(389,479)	(389,479)
Shares issued to directors	8,329	(7,286)	1,043
Balance At June 30, 2017	129,477,122	(39,347,984)	90,129,138
Dividend payable/paid	152	(152)	—
Common stock issued and exercise of stock options	27,899	—	27,899
Shares withheld for tax withholding and exercises	—	(2,376)	(2,376)
Shares repurchased under stock repurchase programs	—	(87,429)	(87,429)
Shares issued to directors	—	—	—
Balance At September 30, 2017	129,505,173	(39,437,941)	90,067,232

8. INCOME TAXES

The Company’s provision for income taxes was $100.6 million and $96.2 million for the nine months ended September 30, 2017 and 2016, respectively. These amounts reflect effective tax rates of 29.6% and 33.3% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the effective tax rate was primarily driven by the change in the mix of profits between tax jurisdictions as well as the impact of discrete items, including the excess tax benefits related to the adoption of ASU 2016-09 during the nine months ended September 30, 2017.  See Note 2, “Recent Accounting Standards Updates,” for more information regarding the adoption of ASU 2016-09.

The effective tax rate of 29.6% for the nine months ended September 30, 2017 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $4.7 million, primarily related to the $4.8 million of excess tax benefits on share-based compensation recognized during the period, which decreased the Company’s effective tax rate by 1.4 percentage points.

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

9. SEGMENT INFORMATION

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or CODM, in deciding how to allocate resources and assess performance. MSCI’s Chief Executive Officer and Chief Operating Officer, who are together considered to be its CODM, review financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

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

The following table presents operating revenue by reportable segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Operating revenues
Index	$184,594	$157,751	$525,185	$454,481
Analytics	114,972	111,291	340,759	333,947
All Other	22,531	19,391	73,449	69,429
Total	$322,097	$288,433	$939,393	$857,857

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Index Adjusted EBITDA	$134,299	$111,750	$379,412	$318,317
Analytics Adjusted EBITDA	33,013	31,501	94,290	95,163
All Other Adjusted EBITDA	1,290	73	11,840	9,020
Total operating segment profitability	168,602	143,324	485,542	422,500
Amortization of intangible assets	10,614	11,752	32,987	35,535
Depreciation and amortization of property, equipment and leasehold improvements	9,325	8,312	27,322	24,873
Operating income	148,663	123,260	425,233	362,092
Other expense (income), net	27,860	25,738	85,294	73,249
Provision for income taxes	35,650	32,241	100,569	96,238
Net income	$85,153	$65,281	$239,370	$192,605

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues
Americas:
United States	$159,123	$139,376	$459,958	$411,740
Other	11,997	11,908	34,949	33,878
Total Americas	171,120	151,284	494,907	445,618

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	48,878	44,689	143,140	131,275
Other	61,567	56,317	185,655	173,191
Total EMEA	110,445	101,006	328,795	304,466

Asia & Australia:
Japan	13,577	13,476	39,640	39,679
Other	26,955	22,667	76,051	68,094
Total Asia & Australia	40,532	36,143	115,691	107,773

Total	$322,097	$288,433	$939,393	$857,857

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	September 30,	December 31,
	2017	2016
	(in thousands)
Long-lived assets
Americas:
United States	$1,848,890	$1,876,366
Other	1,764	1,543
Total Americas	1,850,654	1,877,909

EMEA:
United Kingdom	94,261	89,466
Other	21,707	23,780
Total EMEA	115,968	113,246

Asia & Australia:
Japan	235	357
Other	7,318	7,563
Total Asia & Australia	7,553	7,920

Total	$1,974,175	$1,999,075

10. SUBSEQUENT EVENTS

On October 31, 2017, the Board of Directors declared a cash dividend of $0.38 per share for fourth quarter 2017. The fourth quarter 2017 dividend is payable on November 30, 2017 to shareholders of record as of the close of trading on November 17, 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and its subsidiaries as of September 30, 2017, and the related condensed consolidated statements of income and of comprehensive income for the three-month and nine-month periods ended September 30, 2017 and September 30, 2016, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and September 30, 2016. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2016, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
November 3, 2017

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

As of September 30, 2017, we had approximately 6,900 clients across 88 countries. To calculate the number of clients, we may count certain affiliates, user locations, or business units within a single organization as separate clients. If we aggregate all related clients under their respective parent entity, the number of clients would be approximately 3,900, as of September 30, 2017. We had offices in 32 cities across 21 countries to help serve our diverse client base, with 52.7% of our revenues coming from clients in the Americas, 35.0% in Europe, the Middle East and Africa (“EMEA”) and 12.3% in Asia and Australia.

Our principal business model is to license annual, recurring subscriptions to our products and services for use at specified locations, often by a given number of users or for a certain volume of services, for a fee, which is, in a majority of cases, paid up front. Additionally, our recurring subscription offerings include our managed services offering, whereby we oversee the production of risk and performance reports on behalf of our clients. Fees attributable to annual, recurring subscriptions are recorded as deferred revenues on our Condensed Consolidated Statement of Financial Condition and are recognized on our Condensed Consolidated Statement of Income as the service is rendered. Furthermore, a portion of our revenues comes from clients who use our indexes as the basis for index-linked investment products such as ETFs or as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee, primarily in arrears, for the use of our intellectual property, based on the investment product’s assets. We also generate revenues from certain exchanges that use our indexes as the basis for futures and options contracts and pay us a license fee, primarily in arrears, for the use of our intellectual property based on their volume of trades. In addition, we generate revenues from subscription agreements for the receipt of periodic benchmark reports, digests and other publications, which are most often associated with our real estate products, that are recognized upon delivery of such reports or data updates. Fees are primarily paid in arrears after the product is delivered. We also realize one-time fees related to customized reports, historical data sets and certain implementation and consulting services, as well as from certain products and services that are purchased on a non-renewal basis.

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

The discussion of our results of operations for the three months ended September 30, 2017 and 2016 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The following table presents the results of operations for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$322,097	$288,433	$33,664	11.7%
Operating expenses:
Cost of revenues	68,491	62,986	5,505	8.7%
Selling and marketing	44,918	41,514	3,404	8.2%
Research and development	17,983	18,750	(767)	(4.1%)
General and administrative	22,103	21,859	244	1.1%
Amortization of intangible assets	10,614	11,752	(1,138)	(9.7%)
Depreciation and amortization of property, equipment and leasehold improvements	9,325	8,312	1,013	12.2%
Total operating expenses	173,434	165,173	8,261	5.0%
Operating income	148,663	123,260	25,403	20.6%
Other expense (income), net	27,860	25,738	2,122	8.2%
Income before provision for income taxes	120,803	97,522	23,281	23.9%
Provision for income taxes	35,650	32,241	3,409	10.6%
Net income	$85,153	$65,281	$19,872	30.4%

Earnings per basic common share	$0.94	$0.69	$0.25	36.2%

Earnings per diluted common share	$0.93	$0.68	$0.25	36.8%

Operating margin	46.2%	42.7%

Operating Revenues

Our revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group revenues by major product or reportable segment as follows: Index, Analytics and All Other, which includes the ESG and Real Estate product lines.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$243,402	$226,508	$16,894	7.5%
Asset-based fees	72,861	56,122	16,739	29.8%
Non-recurring	5,834	5,803	31	0.5%

Total operating revenues	$322,097	$288,433	$33,664	11.7%

Total operating revenues grew 11.7% to $322.1 million for the three months ended September 30, 2017 compared to $288.4 million for the three months ended September 30, 2016.

Revenues from recurring subscriptions increased 7.5% to $243.4 million for the three months ended September 30, 2017 compared to $226.5 million for the three months ended September 30, 2016, resulting from increases of $9.3 million, or 9.5%, in Index recurring subscriptions, $4.0 million, or 3.7%, in Analytics recurring subscriptions, $2.6 million, or 23.9%, in ESG recurring subscriptions and $0.9 million, or 12.3%, in Real Estate recurring subscriptions. Adjusting for the impact from foreign currency exchange rate fluctuations, revenues from recurring subscriptions would have increased 7.7%.

Revenues from asset-based fees increased 29.8% to $72.9 million for the three months ended September 30, 2017 compared to $56.1 million for the three months ended September 30, 2016. The increase in asset-based fees was driven by strong growth across all types of index-linked investment products. A $13.1 million, or 35.4%, growth in revenue from ETFs linked to MSCI indexes was driven by a 40.0% increase in average assets under management (“AUM”), partially offset by the impact of a change in the product mix. In addition, revenue from non-ETF passive products grew $2.5 million, or 15.0%, driven by higher AUM and an increased contribution from higher fee products. Revenues from exchange traded futures and options contracts based on MSCI indexes also grew $1.2 million, or 47.2%, driven by a strong increase in total trading volumes and a more favorable product mix. Approximately two-thirds of the underlying securities included in the AUM of our index-linked investment products are denominated in currencies other than the U.S. dollar and are subject to foreign currency exchange rate fluctuations.

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended(1)
	2016				2017
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
AUM in ETFs linked to MSCI indexes(2)	$438.3	$439.7	$474.9	$481.4	$555.7	$624.3	$674.3

Sequential Change in Value
Market Appreciation/(Depreciation)	$(1.7)	$(2.5)	$23.7	$(8.7)	$35.8	$23.6	$32.2
Cash Inflows	6.6	3.9	11.5	15.2	38.5	45.0	17.8
Total Change	$4.9	$1.4	$35.2	$6.5	$74.3	$68.6	$50.0

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

(2)	The value of AUM in ETFs linked to MSCI indexes is calculated by multiplying the ETF net asset value by the number of shares outstanding.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average
	2016				2017
(in billions)	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI indexes	$407.9	$438.8	$467.3	$471.1	$524.1	$595.0	$654.4

Non-recurring revenues for the three months ended September 30, 2017 of $5.8 million remained consistent compared to the three months ended September 30, 2016.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$107,963	$98,625	$9,338	9.5%
Asset-based fees	72,861	56,122	16,739	29.8%
Non-recurring	3,770	3,004	766	25.5%
Index total	184,594	157,751	26,843	17.0%

Analytics
Recurring subscriptions	113,574	109,554	4,020	3.7%
Non-recurring	1,398	1,737	(339)	(19.5%)
Analytics total	114,972	111,291	3,681	3.3%

All Other
Recurring subscriptions	21,865	18,329	3,536	19.3%
Non-recurring	666	1,062	(396)	(37.3%)
All Other total	22,531	19,391	3,140	16.2%
Total operating revenues	$322,097	$288,433	$33,664	11.7%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$68,491	$62,986	$5,505	8.7%
Selling and marketing	44,918	41,514	3,404	8.2%
Research and development	17,983	18,750	(767)	(4.1%)
General and administrative	22,103	21,859	244	1.1%
Amortization of intangible assets	10,614	11,752	(1,138)	(9.7%)
Depreciation and amortization of property, equipment and leasehold improvements	9,325	8,312	1,013	12.2%
Total operating expenses	$173,434	$165,173	$8,261	5.0%

Total operating expenses increased 5.0% to $173.4 million for the three months ended September 30, 2017 compared to $165.2 million for the three months ended September 30, 2016. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating expenses would have increased 4.4% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Cost of Revenues

Cost of revenues consists of costs related to the production and servicing of our products and services and primarily includes related information technology costs, including data center, platform and infrastructure costs; costs to acquire, produce and maintain market data information; costs of research to support, maintain and rebalance existing products; costs of product management teams; costs of client service and consultant teams to support customer needs; and other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs. Cost of revenues increased 8.7% to $68.5 million for the three months ended September 30, 2017 compared to $63.0 million for the three months ended September 30, 2016, primarily driven by higher compensation and benefits costs, as well as higher non-compensation information technology and market data costs.

Selling and Marketing

Selling and marketing consists of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales force and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations. Selling and marketing expenses increased 8.2% to $44.9 million for the three months ended September 30, 2017 compared to $41.5 million for the three months ended September 30, 2016. The increase was primarily driven by higher compensation and benefits costs, reflecting higher wages and salaries and incentive compensation partially offset by lower severance costs, as well as higher non-compensation marketing and professional fee costs.

Research and Development

R&D consists of the costs to develop new, or to enhance existing, products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily includes the costs of development, research, product management, project management and the technology support associated with these efforts. R&D expenses decreased 4.1% to $18.0 million for the three months ended September 30, 2017 compared to $18.8 million for the three months ended September 30, 2016, primarily driven by lower compensation and benefits costs due, in part, to higher levels of capitalizable projects.

General and Administrative

G&A consists of costs primarily related to finance operations, human resources, the office of the Chief Executive Officer, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service. G&A expenses increased 1.1% to $22.1 million for the three months ended September 30, 2017 compared to $21.9 million for the three months ended September 30, 2016, primarily driven by higher compensation and benefits costs partially offset by lower non-compensation professional fee costs.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$109,320	$102,725	$6,595	6.4%
Non-compensation expenses	44,175	42,384	1,791	4.2%
Amortization of intangible assets	10,614	11,752	(1,138)	(9.7%)
Depreciation and amortization of property, equipment and leasehold improvements	9,325	8,312	1,013	12.2%
Total operating expenses	$173,434	$165,173	$8,261	5.0%

Compensation and benefits costs are our most significant expense and typically represent more than 60% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 3,047 and 2,802 employees as of September 30, 2017 and 2016, respectively. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of September 30, 2017, 57.6% of our employees were located in emerging market centers compared to 55.6% as of September 30, 2016.

Compensation and benefits expenses increased 6.4% to $109.3 million for the three months ended September 30, 2017 compared to $102.7 million for the three months ended September 30, 2016 due to higher incentive compensation and wages and salaries resulting from, in part, growth in the number of employees, partially offset by lower severance costs.

Non-compensation expenses increased 4.2% to $44.2 million for the three months ended September 30, 2017 compared to $42.4 million for the three months ended September 30, 2016, primarily driven by higher technology, other non-income tax, market data and personnel related costs, partially offset by lower professional fee costs.

Amortization of Intangible Assets

Amortization of intangible assets expense decreased 9.7% to $10.6 million for the three months ended September 30, 2017 compared to $11.8 million for the three months ended September 30, 2016, primarily as the result of certain of the intangible assets associated with the RiskMetrics Group, LLC acquisition becoming fully amortized during the three months ended June 30, 2017.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements increased 12.2% to $9.3 million for the three months ended September 30, 2017 compared to $8.3 million for the three months ended September 30, 2016.  The increase was primarily the result of increased hardware depreciation associated with new data center technology.

Other Expense (Income), Net

Other expense (income), net increased 8.2% to $27.9 million for the three months ended September 30, 2017 compared to $25.7 million for the three months ended September 30, 2016. The increase was driven by $2.2 million of higher interest expense resulting from the increased level of indebtedness associated with the 2026 Senior Notes offering, partially offset by higher interest income.

Income Taxes

The provision for income tax expense increased 10.6% to $35.7 million for the three months ended September 30, 2017 compared to $32.2 million for the three months ended September 30, 2016 on higher income before provision for income taxes, offset in part by a decline in the effective tax rate. These amounts reflect effective tax rates of 29.5% and 33.1% for the three months ended September 30, 2017 and 2016, respectively. The decrease in the effective tax rate was primarily driven by the ongoing efforts to better align our tax profile with our global operating footprint and the impact of discrete items.

The effective tax rate of 29.5% for the three months ended September 30, 2017 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $0.8 million that decreased the Company’s effective tax rate by 0.7 percentage points.  For the three months ended September 30, 2017, the discrete items include $0.7 million of excess tax benefits related to the adoption of ASU 2016-09 that occurred during the three months ended March 31, 2017.  See Note 2, “Recent Accounting Standards Updates,” of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for more information regarding the adoption of ASU 2016-09.

Net Income

As a result of the factors described above, net income for the three months ended September 30, 2017 increased 30.4% to $85.2 million compared to $65.3 million for the three months ended September 30, 2016.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended September 30, 2017 decreased by 5.0% and 3.8%, respectively, compared to the three months ended September 30, 2016. The decreases primarily reflect the impact of the share repurchases made, partially offset by the impact of restricted stock units and stock options that converted to shares.

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

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues	$322,097	$288,433	$33,664	11.7%
Adjusted EBITDA expenses	153,495	145,109	8,386	5.8%
Adjusted EBITDA	$168,602	$143,324	$25,278	17.6%
Adjusted EBITDA margin %	52.3%	49.7%
Operating margin %	46.2%	42.7%

Adjusted EBITDA increased 17.6% to $168.6 million for the three months ended September 30, 2017 compared to $143.3 million for the three months ended September 30, 2016. Adjusted EBITDA margin increased to 52.3% for the three months ended September 30, 2017 compared to 49.7% for the three months ended September 30, 2016. The improvement in margin reflects higher rate of growth in operating revenues, primarily attributable to higher asset-based fees within the Index segment, as compared to the rate of growth of Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016
	(in thousands)
Index Adjusted EBITDA	$134,299	$111,750
Analytics Adjusted EBITDA	33,013	31,501
All Other Adjusted EBITDA	1,290	73
Consolidated Adjusted EBITDA	168,602	143,324
Amortization of intangible assets	10,614	11,752
Depreciation and amortization of property, equipment and leasehold improvements	9,325	8,312
Operating income	148,663	123,260
Other expense (income), net	27,860	25,738
Provision for income taxes	35,650	32,241
Net income	$85,153	$65,281

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016
	(in thousands)
Index Adjusted EBITDA expenses	$50,295	$46,001
Analytics Adjusted EBITDA expenses	81,959	79,790
All Other Adjusted EBITDA expenses	21,241	19,318
Consolidated Adjusted EBITDA expenses	153,495	145,109
Amortization of intangible assets	10,614	11,752
Depreciation and amortization of property, equipment and leasehold improvements	9,325	8,312
Total operating expenses	$173,434	$165,173

The discussion of the segment results for the three months ended September 30, 2017 and 2016 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$107,963	$98,625	$9,338	9.5%
Asset-based fees	72,861	56,122	16,739	29.8%
Non-recurring	3,770	3,004	766	25.5%
Operating revenues total	184,594	157,751	26,843	17.0%
Adjusted EBITDA expenses	50,295	46,001	4,294	9.3%
Adjusted EBITDA	$134,299	$111,750	$22,549	20.2%
Adjusted EBITDA margin %	72.8%	70.8%

Revenues related to Index products increased 17.0% to $184.6 million for the three months ended September 30, 2017 compared to $157.8 million for the three months ended September 30, 2016.

Recurring subscriptions were up 9.5% to $108.0 million for the three months ended September 30, 2017 compared to $98.6 million for the three months ended September 30, 2016, driven by strong growth in core products, growth in new products, including factor indexes, as well as growth in custom index products.  The impact on total recurring subscriptions from foreign currency exchange rate fluctuations was negligible.

Revenues from asset-based fees increased 29.8% to $72.9 million for the three months ended September 30, 2017 compared to $56.1 million for the three months ended September 30, 2016. The increase in asset-based fees was driven by strong growth across all types of index-linked investment products. A $13.1 million, or 35.4%, growth in revenue from ETFs linked to MSCI indexes was driven by a 40.0% increase in average AUM, partially offset by the impact of a change in the product mix, and a $2.5 million, or 15.0%, increase in revenue from non-ETF passive products that was driven by higher AUM and an increased contribution from higher fee products. In addition, revenues from exchange traded futures and options contracts based on MSCI indexes grew $1.2 million, or 47.2%, driven in part by a strong increase in total trading volumes and a more favorable product mix.

Non-recurring revenues were $3.8 million and $3.0 million for the three months ended September 30, 2017 and 2016, respectively.

Index segment Adjusted EBITDA expenses increased 9.3% to $50.3 million for the three months ended September 30, 2017 compared to $46.0 million for the three months ended September 30, 2016, primarily reflecting higher cost of revenues and selling and marketing costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 8.7% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$113,574	$109,554	$4,020	3.7%
Non-recurring	1,398	1,737	(339)	(19.5%)
Operating revenues total	114,972	111,291	3,681	3.3%
Adjusted EBITDA expenses	81,959	79,790	2,169	2.7%
Adjusted EBITDA	$33,013	$31,501	$1,512	4.8%
Adjusted EBITDA margin %	28.7%	28.3%

Analytics segment revenues increased 3.3% to $115.0 million for the three months ended September 30, 2017 compared to $111.3 million for the three months ended September 30, 2016.  The increase was driven by both Equity and Multi-Asset Class Analytics products. Adjusting for foreign currency exchange rate fluctuations, Analytics segment revenues would have increased 3.7% for the three months ended September 30, 2017.

Analytics segment Adjusted EBITDA expenses increased 2.7% to $82.0 million for the three months ended September 30, 2017 compared to $79.8 million for the three months ended September 30, 2016, primarily driven by higher R&D costs, cost of revenues and selling and marketing costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 2.1% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$21,865	$18,329	$3,536	19.3%
Non-recurring	666	1,062	(396)	(37.3%)
Operating revenues total	22,531	19,391	3,140	16.2%
Adjusted EBITDA expenses	21,241	19,318	1,923	10.0%
Adjusted EBITDA	$1,290	$73	$1,217	1667.1%
Adjusted EBITDA margin %	5.7%	0.4%

All Other segment revenues increased 16.2% to $22.5 million for the three months ended September 30, 2017 compared to $19.4 million for the three months ended September 30, 2016. The increase in All Other revenues was driven by a $2.4 million, or 21.2%, increase in ESG revenues to $13.9 million, and a $0.7 million, or 9.0% increase in Real Estate revenues to $8.6 million. The increase in ESG revenues was driven by higher ESG Ratings product revenues, which is benefiting from increased investments. The increase in Real Estate revenues was primarily driven by an increase in Market Information product revenues. Adjusting for the impact of foreign currency exchange rate fluctuations, Real Estate revenues would have increased 8.2% and All Other operating revenues would have increased 15.9% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The impact on ESG revenues from foreign currency exchange rate fluctuations was negligible.

All Other segment Adjusted EBITDA expenses increased 10.0% to $21.2 million for the three months ended September 30, 2017 compared to $19.3 million for the three months ended September 30, 2016, primarily driven by higher expenses attributable to ESG operations partially offset by lower expenses attributable to Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 8.8% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The following table presents the results of operations for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$939,393	$857,857	$81,536	9.5%
Operating expenses:
Cost of revenues	204,607	188,288	16,319	8.7%
Selling and marketing	129,526	125,057	4,469	3.6%
Research and development	55,163	56,244	(1,081)	(1.9%)
General and administrative	64,555	65,768	(1,213)	(1.8%)
Amortization of intangible assets	32,987	35,535	(2,548)	(7.2%)
Depreciation and amortization of property, equipment and leasehold improvements	27,322	24,873	2,449	9.8%
Total operating expenses	514,160	495,765	18,395	3.7%
Operating income	425,233	362,092	63,141	17.4%
Other expense (income), net	85,294	73,249	12,045	16.4%
Income from continuing operations before provision for income taxes	339,939	288,843	51,096	17.7%
Provision for income taxes	100,569	96,238	4,331	4.5%
Net income	$239,370	$192,605	$46,765	24.3%

Earnings per basic common share	$2.65	$1.99	$0.66	33.2%

Earnings per diluted common share	$2.61	$1.98	$0.63	31.8%

Operating margin	45.3%	42.2%

The following table presents operating revenues by type for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$723,946	$684,578	$39,368	5.8%
Asset-based fees	197,599	154,455	43,144	27.9%
Non-recurring	17,848	18,824	(976)	(5.2%)

Total operating revenues	$939,393	$857,857	$81,536	9.5%

Total operating revenues grew 9.5% to $939.4 million for the nine months ended September 30, 2017 compared to $857.9 million for the nine months ended September 30, 2016.

Revenues from recurring subscriptions increased 5.8% to $723.9 million for the nine months ended September 30, 2017 compared to $684.6 million for the nine months ended September 30, 2016, primarily driven by growth in Index products, which increased $26.4 million, or 9.1%. Adjusting for the impact from foreign currency exchange rate fluctuations, revenues from recurring subscriptions would have increased 6.5%.

Revenues from asset-based fees increased 27.9% to $197.6 million for the nine months ended September 30, 2017 compared to $154.5 million for the nine months ended September 30, 2016.  The increase in asset-based fees was driven by several items, including a $31.0 million, or 29.6%, growth in revenue from ETFs linked to MSCI indexes, which was the result of a 34.9% increase in average AUM that was partially offset by the impact of a change in the product mix, and a $9.4 million, or 22.2%, increase in revenue from non-ETF passive products.  In addition, revenues from exchange traded futures and options contracts based on MSCI indexes grew $2.7 million, or 37.8%, driven by a strong increase in total trading volumes and a more favorable product mix.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the year-to-date periods indicated:

	Year-to-Date Average
	2016				2017
	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI indexes	$407.9	$423.5	$438.1	$446.4	$524.1	$559.5	$591.1

Non-recurring revenues decreased 5.2% to $17.8 million for the nine months ended September 30, 2017 compared to $18.8 million for the nine months ended September 30, 2016.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$315,786	$289,409	$26,377	9.1%
Asset-based fees	197,599	154,455	43,144	27.9%
Non-recurring	11,800	10,617	1,183	11.1%
Index total	525,185	454,481	70,704	15.6%

Analytics
Recurring subscriptions	336,904	328,636	8,268	2.5%
Non-recurring	3,855	5,311	(1,456)	(27.4%)
Analytics total	340,759	333,947	6,812	2.0%

All Other
Recurring subscriptions	71,256	66,533	4,723	7.1%
Non-recurring	2,193	2,896	(703)	(24.3%)
All Other total	73,449	69,429	4,020	5.8%
Total operating revenues	$939,393	$857,857	$81,536	9.5%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

The following table presents operating expenses by activity category for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$204,607	$188,288	$16,319	8.7%
Selling and marketing	129,526	125,057	4,469	3.6%
Research and development	55,163	56,244	(1,081)	(1.9%)
General and administrative	64,555	65,768	(1,213)	(1.8%)
Amortization of intangible assets	32,987	35,535	(2,548)	(7.2%)
Depreciation and amortization of property, equipment and leasehold improvements	27,322	24,873	2,449	9.8%
Total operating expenses	$514,160	$495,765	$18,395	3.7%

Total operating expenses increased 3.7% to $514.2 million for the nine months ended September 30, 2017 compared to $495.8 million for the nine months ended September 30, 2016. Adjusting for the impact of foreign currency exchange rate fluctuations, operating expenses would have been 4.6% higher for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Cost of Revenues

Cost of revenues increased 8.7% to $204.6 million for the nine months ended September 30, 2017 compared to $188.3 million for the nine months ended September 30, 2016, driven by increases in compensation and benefits costs, primarily relating to wages and salaries and incentive compensation, as well as higher non-compensation information technology costs.

Selling and Marketing

Selling and marketing expenses increased 3.6% to $129.5 million for the nine months ended September 30, 2017 compared to $125.1 million for the nine months ended September 30, 2016, driven by increases in compensation and benefits costs, primarily relating to wages and salaries and incentive compensation, as well as higher marketing costs.

Research and Development

R&D expenses decreased by 1.9% to $55.2 million for the nine months ended September 30, 2017 compared to $56.2 million for the nine months ended September 30, 2016, primarily due to a decrease in overall compensation and benefits costs, partially offset by an increase in non-compensation information technology costs.

General and Administrative

G&A expenses decreased 1.8% to $64.6 million for the nine months ended September 30, 2017 compared to $65.8 million for the nine months ended September 30, 2016, primarily driven by lower non-compensation professional fees. Compensation and benefits costs were flat, reflecting lower severance costs, offset by higher wages and salary, benefits and incentive compensation costs.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$326,113	$312,917	$13,196	4.2%
Non-compensation expenses	127,738	122,440	5,298	4.3%
Amortization of intangible assets	32,987	35,535	(2,548)	(7.2%)
Depreciation and amortization of property, equipment and leasehold improvements	27,322	24,873	2,449	9.8%
Total operating expenses	$514,160	$495,765	$18,395	3.7%

Compensation and benefits expenses increased 4.2% to $326.1 million for the nine months ended September 30, 2017 compared to $312.9 million for the nine months ended September 30, 2016, primarily due to higher wages and salary expense and incentive compensation costs, partially offset by lower severance costs.

Non-compensation expenses increased 4.3% to $127.7 million for the nine months ended September 30, 2017 compared to $122.4 million for the nine months ended September 30, 2016.  The increase was driven by higher information technology, marketing and travel & entertainment costs.

Amortization of Intangible Assets

Amortization of intangible assets expense decreased 7.2% to $33.0 million for the nine months ended September 30, 2017 compared to $35.5 million for the nine months ended September 30, 2016.  The decrease was primarily the result of certain intangible assets associated with the RiskMetrics Group, LLC acquisition becoming fully amortized during the nine months ended September 30, 2017.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements increased 9.8% to $27.3 million for the nine months ended September 30, 2017 compared to $24.9 million for the nine months ended September 30, 2016.  The increase was primarily the result of increased hardware depreciation associated with new data center technology.

Other Expense (Income), Net

Other expense (income), net increased 16.4% to $85.3 million for the nine months ended September 30, 2017 compared to $73.2 million for the nine months ended September 30, 2016, primarily driven by $14.5 million of higher interest expense resulting from the increased level of indebtedness associated with the 2026 Senior Notes offering, partially offset by higher interest income.  The nine months ended September 30, 2016 included a $3.7 million charge for estimated losses associated with miscellaneous transactions.

Income Taxes

The provision for income tax expense increased 4.5% to $100.6 million for the nine months ended September 30, 2017 compared to $96.2 million for the nine months ended September 30, 2016 on higher income before provision for income taxes, offset in part by a decline in the effective tax rate. These amounts reflect effective tax rates of 29.6% and 33.3% for the nine months ended September 30, 2017 and 2016, respectively.

The decrease in the effective tax rate was primarily driven by the ongoing efforts to better align our tax profile with our global operating footprint and the impact of discrete items, including $4.8 million of excess tax benefits related to the adoption of ASU 2016-09 that first occurred during the three months ended March 31, 2017.  See Note 2, “Recent Accounting Standards Updates,” of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for more information regarding the adoption of ASU 2016-09.

Net Income

As a result of the factors described above, net income for the nine months ended September 30, 2017 increased 24.3% to $239.4 million compared to $192.6 million for the nine months ended September 30, 2016.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic and diluted earnings per share for the nine months ended September 30, 2017 decreased by 6.7% and 5.9%, respectively, compared to the nine months ended September 30, 2016. The decreases primarily reflect the impact of share repurchases, partially offset by the impact of restricted stock units and stock options that converted to shares.

Adjusted EBITDA

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues	$939,393	$857,857	$81,536	9.5%
Adjusted EBITDA expenses	453,851	435,357	18,494	4.2%
Adjusted EBITDA	$485,542	$422,500	$63,042	14.9%
Adjusted EBITDA margin %	51.7%	49.3%
Operating margin %	45.3%	42.2%

Adjusted EBITDA increased 14.9% to $485.5 million for the nine months ended September 30, 2017 compared to $422.5 million for the nine months ended September 30, 2016. Adjusted EBITDA margin increased to 51.7% for the nine months ended September 30, 2017 compared to 49.3% for the nine months ended September 30, 2016. The improvement in margin reflects higher rate of growth in operating revenues, primarily attributable to higher asset-based fees within the Index segment, as compared to the rate of growth of Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Index Adjusted EBITDA	$379,412	$318,317
Analytics Adjusted EBITDA	94,290	95,163
All Other Adjusted EBITDA	11,840	9,020
Consolidated Adjusted EBITDA	485,542	422,500
Amortization of intangible assets	32,987	35,535
Depreciation and amortization of property, equipment and leasehold improvements	27,322	24,873
Operating income	425,233	362,092
Other expense (income), net	85,294	73,249
Provision for income taxes	100,569	96,238
Net income	$239,370	$192,605

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Index Adjusted EBITDA expenses	$145,773	$136,164
Analytics Adjusted EBITDA expenses	246,469	238,784
All Other Adjusted EBITDA expenses	61,609	60,409
Consolidated Adjusted EBITDA expenses	453,851	435,357
Amortization of intangible assets	32,987	35,535
Depreciation and amortization of property, equipment and leasehold improvements	27,322	24,873
Total operating expenses	$514,160	$495,765

The discussion of our segment results for the nine months ended September 30, 2017 and 2016 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$315,786	$289,409	$26,377	9.1%
Asset-based fees	197,599	154,455	43,144	27.9%
Non-recurring	11,800	10,617	1,183	11.1%
Operating revenues total	525,185	454,481	70,704	15.6%
Adjusted EBITDA expenses	145,773	136,164	9,609	7.1%
Adjusted EBITDA	$379,412	$318,317	$61,095	19.2%
Adjusted EBITDA margin %	72.2%	70.0%

Revenues related to Index products increased 15.6% to $525.2 million for the nine months ended September 30, 2017 compared to $454.5 million for the nine months ended September 30, 2016.

Recurring subscriptions increased 9.1% to $315.8 million for the nine months ended September 30, 2017 compared to $289.4 million for the nine months ended September 30, 2016, primarily driven by growth in benchmark and data products. The impact of foreign currency exchange rate fluctuations was negligible for the nine months ended September 30, 2017.

Revenues from asset-based fees increased 27.9% to $197.6 million for the nine months ended September 30, 2017 compared to $154.5 million for the nine months ended September 30, 2016.  The increase in asset-based fees was driven by several items, including a $31.0 million, or 29.6%, growth in revenue from ETFs linked to MSCI indexes, which was the result of a 34.9% increase in average AUM that was partially offset by the impact of a change in the product mix, and a $9.4 million, or 22.2%, increase in revenue from non-ETF passive products.  In addition, revenues from exchange traded futures and options contracts based on MSCI indexes grew $2.7 million, or 37.8%, driven by a strong increase in total trading volumes and a more favorable product mix.

Non-recurring revenues increased 11.1% to $11.8 million for the nine months ended September 30, 2017 compared to $10.6 million for the nine months ended September 30, 2016.

Index segment Adjusted EBITDA expenses increased 7.1% to $145.8 million for the nine months ended September 30, 2017 compared to $136.2 million for the nine months ended September 30, 2016, primarily reflecting higher compensation and benefits costs, mainly within cost of revenues and selling and marketing, partially offset by lower compensation and benefits costs within R&D expenses. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 8.0% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$336,904	$328,636	$8,268	2.5%
Non-recurring	3,855	5,311	(1,456)	(27.4%)
Operating revenues total	340,759	333,947	6,812	2.0%
Adjusted EBITDA expenses	246,469	238,784	7,685	3.2%
Adjusted EBITDA	$94,290	$95,163	$(873)	(0.9%)
Adjusted EBITDA margin %	27.7%	28.5%

Analytics segment revenues increased 2.0% to $340.8 million for the nine months ended September 30, 2017 compared to $333.9 million for the nine months ended September 30, 2016, driven by both Equity and Multi-Asset Class Analytics products. Adjusting for the impact from foreign currency exchange rate fluctuations, total Analytics operating revenues would have increased 2.9% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Analytics segment Adjusted EBITDA expenses increased 3.2% to $246.5 million for the nine months ended September 30, 2017 compared to $238.8 million for the nine months ended September 30, 2016, driven by higher wages and salary costs within compensation and benefits, as well as higher non-compensation costs, reflecting information technology, market data and travel & entertainment costs partially offset by lower professional fees. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 4.0% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$71,256	$66,533	$4,723	7.1%
Non-recurring	2,193	2,896	(703)	(24.3%)
Operating revenues total	73,449	69,429	4,020	5.8%
Adjusted EBITDA expenses	61,609	60,409	1,200	2.0%
Adjusted EBITDA	$11,840	$9,020	$2,820	31.3%
Adjusted EBITDA margin %	16.1%	13.0%

All Other segment revenues increased 5.8% to $73.4 million for the nine months ended September 30, 2017 compared to $69.4 million for the nine months ended September 30, 2016. The increase in All Other revenues was primarily driven by a 21.0% increase in ESG revenues to $40.1 million, partially offset by a decrease in Real Estate revenues of 8.1% to $33.3 million. The increase in ESG revenues was driven by higher ESG Ratings product revenues, reflecting increased investments.

The decrease in Real Estate revenues was driven by the timing of report deliveries and the negative impact of foreign currency exchange rate fluctuations. Additionally, Real Estate revenues for the nine months ended September 30, 2017 were lower due to the inclusion of the Real Estate occupiers business in the prior period. Adjusting for the impact of foreign currency exchange rate fluctuations and the divestiture of the Real Estate occupiers business, Real Estate products would have decreased 2.1% and All Other operating revenues would have increased 9.0% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The impact on ESG revenues from foreign currency exchange rate fluctuations was negligible.

All Other segment Adjusted EBITDA expenses increased 2.0% to $61.6 million for the nine months ended September 30, 2017 compared to $60.4 million for the nine months ended September 30, 2016, primarily driven by higher costs attributable to ESG operations partially offset by lower costs attributable to Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 3.6% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Run Rate

“Run Rate” estimates at a particular point in time the annualized value of the recurring revenues under our client license agreements (“Client Contracts”) for the next 12 months, assuming all Client Contracts that come up for renewal are renewed and assuming then-current currency exchange rates, subject to the adjustments and exclusions described below.  For any Client Contract where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects, for ETFs, the market value on the last trading day of the period, for futures and options, the most recent quarterly volumes, and for other non-ETF products, the most recent client-reported assets. Run Rate does not include fees associated with “one-time” and other non-recurring transactions.  In addition, we add to Run Rate the annualized fee value of recurring new sales, whether to existing or new clients, when we execute Client Contracts, even though the license start date may not be effective until a later date.  We remove from Run Rate the annualized fee value associated with products or services under any Client Contract with respect to which we have received a notice of termination or non-renewal during the period and determined that such notice evidences the client’s final decision to terminate or not renew the applicable products or services, even though such notice is not effective until a later date.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign exchange rates; and
•	the impact of acquisitions and dispositions.

The following table presents the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
	September 30,	September 30,	June 30,	Year-Over-Year	Sequential
	2017	2016	2017	Comparison	Comparison
	(in thousands)
Index:
Recurring subscriptions	$439,251	$395,601	$428,367	11.0%	2.5%
Asset-based fees	289,812	212,224	269,595	36.6%	7.5%
Index total	729,063	607,825	697,962	19.9%	4.5%

Analytics	474,721	452,323	465,339	5.0%	2.0%

All Other	101,253	86,738	97,057	16.7%	4.3%

Total Run Rate	$1,305,037	$1,146,886	$1,260,358	13.8%	3.5%

Recurring subscriptions total	$1,015,225	$934,662	$990,763	8.6%	2.5%
Asset-based fees	289,812	212,224	269,595	36.6%	7.5%
Total Run Rate	$1,305,037	$1,146,886	$1,260,358	13.8%	3.5%

Total Run Rate grew 13.8% to $1,305.0 million at September 30, 2017 compared to $1,146.9 million at September 30, 2016. Recurring subscriptions Run Rate grew 8.6% to $1,015.2 million at September 30, 2017 compared to $934.7 million at September 30, 2016.  Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 8.3% at September 30, 2017.

Run Rate from asset-based fees increased 36.6% to $289.8 million at September 30, 2017 from $212.2 million at September 30, 2016, primarily driven by higher growth in ETFs linked to MSCI indexes, non-ETF passive funds and futures and options contracts based on MSCI indexes. As of September 30, 2017, the value of AUM in ETFs linked to MSCI indexes was $674.3 billion, up $199.4 billion, or 42.0%, from $474.9 billion as of September 30, 2016. The increase of $199.4 billion consisted of net inflows of $116.5 billion and market appreciation of $82.9 billion.

Index recurring subscriptions Run Rate grew 11.0% to $439.3 million at September 30, 2017 compared to $395.6 million at September 30, 2016, primarily driven by an increase in core products, strong demand for new products, including factor and ESG indexes, as well as growth in custom index products. There was a negligible impact from foreign currency exchange rate fluctuations on Index recurring subscription Run Rate at September 30, 2017.

Run Rate from Analytics products increased 5.0% to $474.7 million at September 30, 2017 compared to $452.3 million at September 30, 2016, primarily driven by growth in both Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 4.7% at September 30, 2017.

Run Rate from All Other products increased 16.7% to $101.3 million at September 30, 2017 compared to $86.7 million at September 30, 2016. The $14.5 million increase was primarily driven by a $12.1 million, or 25.9%, increase in ESG Run Rate to $59.0 million, and a $2.4 million, or 6.0%, increase in Real Estate Run Rate to $42.3 million. The increase in ESG Run Rate was primarily driven by growth in ESG Ratings products and the increase in Real Estate Run Rate was primarily driven by growth in Market Information products. Adjusting for the impact of foreign currency exchange rate fluctuations, Real Estate Run Rate would have increased 2.8%, ESG Run Rate would have increased 23.9% and All Other Run Rate would have increased 14.2% at September 30, 2017 compared to September 30, 2016.

Subscription Sales

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended
	September 30,	September 30,	June 30,	Year Over	Sequential
	2017	2016	2017	Year Comparison	Comparison
	(in thousands)
New recurring subscription sales
Index	$15,499	$11,758	$13,636	31.8%	13.7%
Analytics	15,036	13,131	12,050	14.5%	24.8%
All Other	4,576	3,877	5,456	18.0%	(16.1%)
New recurring subscription sales total	35,111	28,766	31,142	22.1%	12.7%

Subscription cancellations
Index	(4,605)	(3,840)	(3,045)	19.9%	51.2%
Analytics	(7,444)	(10,530)	(6,940)	(29.3%)	7.3%
All Other	(2,050)	(1,903)	(2,030)	7.7%	1.0%
Subscription cancellations total	(14,099)	(16,273)	(12,015)	(13.4%)	17.3%

Net new recurring subscription sales
Index	10,894	7,918	10,591	37.6%	2.9%
Analytics	7,592	2,601	5,110	191.9%	48.6%
All Other	2,526	1,974	3,426	28.0%	(26.3%)
Net new recurring subscription sales total	21,012	12,493	19,127	68.2%	9.9%

Non-recurring sales
Index	3,704	5,468	4,555	(32.3%)	(18.7%)
Analytics	2,792	2,330	1,609	19.8%	73.5%
All Other	829	774	958	7.1%	(13.5%)
Non-recurring sales total	7,325	8,572	7,122	(14.5%)	2.9%

Gross sales
Index	$19,203	$17,226	$18,191	11.5%	5.6%
Analytics	17,828	15,461	13,659	15.3%	30.5%
All Other	5,405	4,651	6,414	16.2%	(15.7%)
Total gross sales	$42,436	$37,338	$38,264	13.7%	10.9%

Net sales
Index	$14,598	$13,386	$15,146	9.1%	(3.6%)
Analytics	10,384	4,931	6,719	110.6%	54.5%
All Other	3,355	2,748	4,384	22.1%	(23.5%)
Total net sales	$28,337	$21,065	$26,249	34.5%	8.0%

Aggregate Retention Rate

The following table presents our Aggregate Retention Rate by reportable segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Index	95.5%	95.8%	96.5%	95.9%
Analytics	93.4%	90.4%	93.5%	92.2%
All Other	90.7%	90.8%	91.3%	90.7%

Total	94.0%	92.7%	94.6%	93.6%

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of September 30, 2017, our Consolidated Leverage Ratio was 3.12:1.00 and our Consolidated Interest Coverage Ratio was 5.97:1.00. There have been no amounts drawn under the Revolving Credit Facility since its November 20, 2014 inception.

Our non-guarantor subsidiaries under the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $400.5 million, or 32.5%, of our total revenue for the trailing 12 months ended September 30, 2017, approximately $187.6 million, or 34.0%, of our consolidated operating income for the trailing 12 months ended September 30, 2017, and approximately $807.7 million, or 25.6%, of our consolidated total assets (excluding intercompany assets) and $330.8 million, or 11.8%, of our consolidated total liabilities, in each case as of September 30, 2017.

Share Repurchases

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Nine Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
September 30, 2017	$87.95	1,556	$136,850
September 30, 2016	$70.43	6,869	$483,799

As of September 30, 2017, there was $733.1 million of available authorization remaining under the 2016 Repurchase Program.

Cash Dividend

On October 31, 2017, the Board of Directors declared a cash dividend of $0.38 per share for fourth quarter 2017. The fourth quarter 2017 dividend is payable on November 30, 2017 to shareholders of record as of the close of trading on November 17, 2017.

Cash Flows

	As of
	September 30,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$799,015	$791,834

Cash and cash equivalents were $799.0 million and $791.8 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, $425.3 million and $208.2 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries, which could be subject to U.S. federal income taxation on repatriation to the U.S. and some of which could be subject to local country taxes if repatriated to the United States (“Foreign Cash”). In addition, repatriation of some Foreign Cash is further restricted by local laws. The increase in Foreign Cash since year end primarily reflects our ongoing efforts to better align our tax profile with our global operating footprint. As part of this realignment, Foreign Cash has grown, reflecting growth in invoicing and earnings outside the U.S. and the impact of one-time transitional intercompany payments which will impact the full year ending December 31, 2017. We expect the Foreign Cash balance to continue to grow at a rate that is consistent with the growth in earnings of our foreign operations in the year ending December 31, 2018 and beyond.  These balances will be available to meet our needs outside the U.S. whether it be for general corporate purposes or other needs, including acquisitions or expansion of our products.

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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$261,005	$303,510
Net cash used in investing activities	(27,446)	(31,496)
Net cash used in financing activities	(233,875)	(71,758)
Effect of exchange rate changes	7,497	(3,900)
Net increase in cash	$7,181	$196,356

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $261.0 million and $303.5 million for the nine months ended September 30, 2017 and 2016, respectively. The year-over-year decrease reflects higher payments for operating expenses, income taxes and interest, partially offset by higher collections from customers, despite higher accounts receivable as a result of the timing of invoicing and collections. Cash paid for income taxes for the nine months ended September 30, 2016 was significantly lower than the provision for income taxes for the same period as a result of the impact of tax refunds received.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $27.4 million and $31.5 million for the nine months ended September 30, 2017 and 2016, respectively, primarily reflecting lower capital expenditures.

Cash Flows From Financing Activities

Cash used in financing activities was $233.9 million for the nine months ended September 30, 2017 compared to $71.8 million for the nine months ended September 30, 2016. The year-over-year increase primarily reflects borrowings made in the prior year, partially offset by decreased repurchases of treasury shares.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the nine months ended September 30, 2017 and 2016, 13.9% and 17.3%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 13.9% of non-U.S. dollar exposure for the nine months ended September 30, 2017, 39.1% was in Euros, 28.4% was in British pounds sterling and 25.9% was in Japanese yen. Of the 17.3% of non-U.S. dollar exposure for the nine months ended September 30, 2016, 35.1% was in British pounds sterling, 35.0% was in Euros and 24.7% was in Japanese yen.

Revenues from index-linked investment products represented 21.0% and 18.0% of operating revenues for the nine months ended September 30, 2017 and 2016, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which approximately two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 37.6% and 38.9% of our operating expenses for the nine months ended September 30, 2017 and 2016, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Hong Kong dollars, Euros, Swiss francs, Mexican pesos and Chinese yuan.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $1.8 million for the nine months ended September 30, 2017 compared to foreign currency exchange gains of $0.6 million for the nine months ended September 30, 2016.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2017, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2017 and 2016 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended September 30, 2017.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1
(July 1, 2017-July 31, 2017)	72,349	$103.45	71,233	$734,869,000

Month #2
(August 1, 2017-August 31, 2017)	16,865	$108.06	16,196	$733,122,000

Month #3
(September 1, 2017-September 30, 2017)	743	$112.09	—	$733,122,000

Total	89,957	$104.39	87,429	$733,122,000

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

An exhibit index is presented below.

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED SEPTEMBER 30, 2017

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

*	15.1	Letter of awareness from PricewaterhouseCoopers LLP, dated November 3, 2017, concerning unaudited interim financial information

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 3, 2017

MSCI INC. (Registrant)

By:	/s/ Kathleen A. Winters
Kathleen A. Winters Chief Financial Officer and Treasurer (Principal Financial Officer)