Form 10-K
period 2017-12-31
MSCI Inc.
filed 2018-02-26
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒     NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☒     NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these securities as reported by The New York Stock Exchange on June 30, 2017) was $9,086,723,896. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 16, 2018, there were 89,944,256 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: Portions of the registrant’s proxy statement for its annual meeting of stockholders, to be held on May 10, 2018, are incorporated herein by reference into Part III of this Form 10-K.

MSCI INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

Overview

We are an innovative and leading provider of mission-critical investment decision support tools, including indexes; portfolio construction and risk management products and services; Environmental, Social and Governance (“ESG”) research and ratings; and real estate research, reporting and benchmarking offerings.  Our research-derived intellectual property includes methodologies, models, derived data and algorithms (collectively, “content”), as well as applications and services, which help our clients manage their investment processes and address their investment, risk and regulatory challenges. We leverage our knowledge of the global investment process and our expertise in research and data collection to deliver content to our clients that helps them make more efficient and informed investment decisions.  Our content is delivered through multiple channels, including through our proprietary applications, application programming interfaces (“API”) and third-party applications and is directly embedded into client platforms.  We also offer services that help clients use our content and applications more effectively and operate more efficiently.

We operate as “One MSCI” and as a client-centric company. We achieve this by managing our client coverage, research, data and technology groups in an integrated manner to best leverage our unique intellectual property and differentiated know-how across product lines to deliver innovative and high quality content to our clients.  As the needs of our clients change, we respond with offerings that address their evolving strategic and investment objectives (our “go-to-market strategy”). Our clients use our offerings across multiple asset classes to achieve a wide range of objectives, including benchmarking, index-linked product creation, portfolio construction, performance measurement and attribution, risk management, as well as investor and regulatory reporting.  In addition, our clients are increasingly integrating the new content developed across our company, such as factor and ESG data and indexes, into their investment processes.

Clients

Our clients comprise a wide spectrum of the global investment industry and include asset owners (pension funds, endowments, foundations, central banks, sovereign wealth funds, family offices and insurance companies), asset managers (institutional, mutual funds, hedge funds, exchange-traded funds (“ETFs”), private wealth, private banks and real estate investment trusts), financial intermediaries (banks, broker-dealers, exchanges, custodians, trust companies and investment consultants) and data distributors. As of December 31, 2017, our clients included:

•	99 of the top 100 global asset managers (as ranked by Pensions & Investments (“P&I”) in its report dated April 2017);
•	90 of the top 100 global pension funds (as ranked by P&I/Tower Watson in their report dated September 2017);
•	83 of the top 100 global banks (as ranked by S&P Global Market Intelligence in its report dated July 2017);
•	75 of the top 100 global hedge funds (as ranked by Preqin in its report dated April 2017).

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 1, “Introduction and Basis of Presentation—Significant Accounting Policies, Concentrations” of the Notes to Consolidated Financial Statements, included herein, for additional information on clients and the concentration of clients.

Growth Strategy

Our products and services are deeply integrated in the global investment ecosystem and in our clients’ investment processes.  We aim to expand our position as a leading source for mission critical content, applications and services that support the investment processes of the largest and most sophisticated participants in the global investment industry.  The investment industry is experiencing a number of notable trends that are transforming the landscape of investment institutions and the manner in which they operate. These trends, which are creating attractive opportunities for us, include: (1) increased globalization, which is driving demand for global indexes and factor models, (2) increased investing complexity, which is driving demand for sophisticated portfolio and risk management products, (3) an increased focus by investment institutions on designing and implementing lower cost and outcome-oriented strategies, which often take the form of index-based products and necessitate an understanding of the factors driving risk and return, (4) an increased integration of factor and ESG criteria into the investment process, which is driving demand for our factor and ESG content and applications, and (5) the outsourcing by investment institutions of non-core functions and the consolidation of external systems, content and vendors in order to leverage technology and services to scale efficiently, which benefits our managed service offerings and leverages our footprint across a client organization.

Against the backdrop of these industry trends, we are well positioned to leverage our competitive advantages to help investment institutions create sustainable business models today and into the future. We have a number of competitive advantages, including deep knowledge of the global investment process, experienced research, product development and data management teams that create and promote relevant and high quality content and offerings and a client coverage team that helps build and maintain strong and trusted client relationships with the world’s largest investment institutions. Additionally, we have a knowledgeable information technology team that develops scalable technology and data infrastructure that allow us to scale our operations, as well as help our clients be more cost-effective in their own operations through the use of our applications and services. We have the opportunity to provide innovative content, strengthen our go-to-market strategy, and deliver enhanced capabilities through our flexible applications and outstanding client offerings and services as One MSCI.

Our growth strategy is focused on a number of key initiatives that optimize the value of One MSCI and capitalize on our competitive advantages to address the changing needs of our clients and the investment industry. These strategic initiatives include:

•

Create broad and innovative research-driven content. Our research-driven content plays a key role in our ability to deliver offerings required to help our clients develop relevant, global and sustainable investment strategies in an efficient manner and with the highest standards for data quality.  We have proprietary applications and databases that house data from more than 200 third-party sources in addition to our proprietary data.  We have also amassed an extensive database of historical global market data, proprietary equity index data, private real estate benchmark data, risk algorithms and models and ESG data, all of which are critical components of our clients’ investment processes.

We take an integrated team approach to developing offerings across our segments.  Our product management, research, data operations and technology and application development departments are at the center of this process.  Our content is developed by a cross-functional research team of mathematicians, economists, statisticians, financial engineers and investment industry experts. We monitor investment trends and their drivers globally and support instrument valuation, risk modeling, portfolio construction, asset allocation and Value at Risk (“VaR”) simulation. An important way we monitor global investment trends and their implications for our business is through direct public consultations and client advisory panels and through the forum provided by our Editorial Advisory Board (“EAB”). Our EAB, which was established in 1999, meets twice a year to discuss industry and emerging trends and is comprised of senior investment professionals from around the world and senior members of our research team. We also hold consultations and regional client advisory panels that bring together a diverse group of investment leaders and practitioners.

Over the past three years, we have directed the majority of our investments toward research, data production systems and technology infrastructure and applications to enable us to develop new content more quickly and deliver new and previously existing content more cost-effectively. For more information about our research and development and associated costs, see Note 1, “Introduction and Basis of Presentation—Significant Accounting Policies, Research and Development” of the Notes to Consolidated Financial Statements included herein and “Research and development” in the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015.

In 2017, we appointed a new Global Head of Research and Product Development who leads a team of more than 180 employees, many of whom have obtained PhDs in fields that are relevant to our business.  By focusing on cross-product and cross-functional innovation, we can maximize the capabilities of each of our four operating segments—Index, Analytics, ESG and Real Estate—in order to bring greater value to our clients. We expect to grow as One MSCI through the ongoing integration of the full suite of offerings provided by each of our four segments.  For example, we have incorporated our new global equity model (from the Analytics segment) as well as our ESG ratings research into our Index offerings.  In addition, we have combined risk measures from the Real Estate segment with asset and portfolio level risk models from the Analytics segment to enhance our multi-asset class and Real Estate risk management offerings.

•

Expand the client base and deepen existing client relationships.  Our global vantage point enables us to view financial markets in terms of what matters to global investors and financial institutions.  We believe our global operating footprint is a competitive advantage that enables us to tailor our coverage initiatives to better serve our clients in the markets where they operate. From over 30 offices in the Americas, EMEA and Asia, we consult with clients and other market participants to develop content and provide insights about global risk-taking and opportunity.  Our research and product management teams seek to understand our clients’ investment processes and needs in order to generate content and design offerings that help clients understand the dimensions of performance and risk in their portfolios and make better-informed investment decisions. Our consultative approach to content development, dedication to client support and range of offerings enable us to build strong relationships with investment professionals and institutions around the world. As of December 31, 2017, we served over 7,000 clients across 88 countries worldwide.[1]

In recent years, we have realigned our global client coverage function to sharpen our focus on current clients and improve our ability to identify new prospects. In 2017, we repositioned the role of the Chief Operating Officer to be more aligned with our client and go-to-market strategies.  The Chief Operating Officer currently manages our sales, marketing, client relationship management and client service teams globally with the goal of integrating our outreach to clients and prospects, sales and marketing strategy and client service. To ensure that we provide world-class service to our largest accounts, as of December 31, 2017, we have assigned senior account managers to more than 50 of our largest accounts by revenue, and appointed key account managers to cover more than 90 of our other large accounts.

[1]

To calculate the number of clients, we use the shipping address of the ultimate customer utilizing the product which counts affiliates, user locations, or business units within a single organization as separate clients.  If we aggregate all related clients under their respective parent entity, the number of clients would be approximately 4,000 as of December 31, 2017.

In support of our clients and the continual development of our brand, our industry and content experts are interviewed as thought leaders and commentators in prominent financial and trade media and have written research pieces that have served as the basis of news articles around the investment world.  Members of our research team and other employees regularly speak at industry conferences, as well as at our own events.  For example we hosted more than 650 seminars, webinars, conferences and workshops in various locations around the world in 2017.  These events bring our employees and clients together, expose clients to our latest research and content enhancements, enable client access to global industry experts and policymakers, and give our employees an opportunity to gain better insights into our clients’ needs.

•

Develop flexible and scalable technology.  Technology enhances access to our content and enables us to better meet our clients’ needs.  Many of our proprietary risk analytics are made available to clients through our proprietary applications. Our application development methodology leverages best practices from the software industry, including agile development, testing protocols, iterative development cycles and beta releases. Our application development projects involve extensive collaboration with our product management team and our clients.

We plan to continue improving the user experience of our clients and the accessibility of our full suite of content, applications and services by enhancing the functionality of our technology and increasing the performance, stability and scalability of our platforms.  We have invested in our data centers, technology platforms and applications to provide scalable solutions for the processing of large volumes of asset and portfolio data. In doing so, we are not only able to operate in a more cost-effective manner as a firm, but are also able to offer clients computing capacity that they would not be able to access in a cost-effective manner through internal development.  We will also continue to invest in developing a platform that integrates our technology and content into a single interface and client experience.  For example, we are building the MSCI Analytics Platform with an open architecture that will provide clients with greater flexibility to access content across the Company’s four operating segments, create new formulas and calculations, add their own data and analytical engines, and connect with other client and vendor systems.  Elements of this new platform were launched in 2017, and we continue to allocate resources to developing additional functionality within the platform in order to better meet the needs of our clients.

•

Expand value-added service offerings. Continued pressure on management fees is causing our clients to look for ways to become more operationally efficient. Our managed services include end-to-end services that aim to assist clients with meeting operational and regulatory requirements by providing a convenient and cost-effective way to outsource data processing and reporting. Our clients’ outsourcing of these functions to our data management professionals enables them to focus more on value-added work such as risk budgeting, asset allocation, manager selection and monitoring. Our end-to-end services include consolidation of data from various sources, data reconciliation analysis, uploading of data into our risk and portfolio management applications, identification of data anomalies and customized client reporting.  We continue to improve each of these services and provide new services that will be designed to make our clients’ operations and use of our offerings more efficient.

•

Execute strategic relationships and acquisitions.  We regularly evaluate and selectively pursue strategic relationships with, and acquisitions of, providers of products and technologies and companies that we believe have the potential to complement, enhance or expand our offerings and client base, as well as improve our ability to provide mission critical content, applications and services to enhance the investment decision processes of investment institutions, and the intermediaries that serve such institutions.  In order to drive value, we target acquisitions and strategic relationships that can be efficiently integrated into our existing operational structure and global sales network.

Our Business Model

Our principal business model is to license annual, recurring subscriptions to our offerings for a fee, which is, in a majority of cases, paid in advance. Fees may vary by offering, number of users or volume of services.

We also charge clients to use our indexes as the basis for index-linked investment products, such as ETFs, or as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee, typically in arrears, for the use of our intellectual property primarily based on the assets under management (“AUM”) in their investment product.

Certain exchanges use our indexes as the basis for futures and options contracts and pay us a license fee, typically paid in arrears, for the use of our intellectual property primarily based on their volume of trades.

Clients also subscribe to periodic benchmark reports, digests and other publications associated with our Real Estate offerings. Fees are primarily paid in arrears after the offering is delivered.

We also realize one-time fees related to customized reports, historical data sets and certain implementation and consulting services, as well as from certain offerings that are purchased on a non-renewal basis.  See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results” for a break-down of revenues attributable to recurring subscriptions, asset-based fees and non-recurring revenue for our Index, Analytics and All Other reporting segments.

Operating Segments

As the investment industry becomes more global and investors become increasingly focused on multi-asset class portfolios, we are well positioned to help our clients achieve their investment objectives by delivering a more comprehensive analysis of their investment strategies using the content, applications and services across our four operating segments—Index, Analytics, ESG and Real Estate.  Because the ESG and Real Estate operating segments do not meet segment disclosure reporting thresholds, ESG and Real Estate are combined and presented as All Other for reporting purposes. See Note 12, “Segment Information,” of the Notes to Consolidated Financial Statements, included herein, for additional information on our current segment reporting structure and financial information for each segment.

Index

Clients use our indexes in many areas of the investment process, including index-linked product creation and performance benchmarking, as well as portfolio construction and rebalancing, and asset allocation. We currently calculate more than 200,0001 end-of-day indexes daily and more than 11,000 indexes in real time. As of June 30, 2017, more than $12.4 trillion of assets under management were benchmarked to MSCI indexes (as reported on September 30, 2017 by eVestment, Morningstar and Bloomberg). Clients receive data directly from us or from one or more third-party providers of financial information worldwide that distribute our equity indexes.  Our indexes cover a variety of markets and industries.  In addition, we use content generated by our Analytics, ESG and Real Estate segments to help construct some of our equity indexes, including some with the highest revenue growth rates.  Products in our Index segment include:

•

MSCI Global Equity Indexes. MSCI Global Equity Indexes are designed to measure returns across a wide variety of equity markets (e.g., Europe, Japan, USA, Emerging Markets), size segments (e.g., mid and large capitalization), and industries (e.g., banks, media). As of December 31, 2017, we calculated indexes that covered more than 80 countries in developed, emerging and frontier markets, as well as various regional indexes built from the component country indexes. These indexes include the MSCI ACWI IMI, MSCI World, MSCI EAFE, MSCI Emerging Markets and MSCI USA Indexes. We believe that MSCI Global Equity Indexes are the most widely used benchmarks by cross-border equity funds. A large number of asset owners use the MSCI ACWI IMI Indexes as the policy benchmark for their equity portfolios. More than 85% of international equity assets are benchmarked to MSCI Global Equity Indexes.

•

MSCI Custom Indexes. We currently calculate approximately 9,700 custom indexes by applying a client’s criteria to an existing MSCI index. Examples of customization criteria include liquidity screening, currency

[1] The number of indexes does not take into consideration different currency or return versions of the index (e.g., price, net and gross returns).

hedging, tax rates, stock exclusions or special weighting. Custom indexes can reflect specific investment criteria, such as socially responsible investment requirements or regulatory constraints. They can be used for back-testing strategies, developing specialized investment products, minimizing portfolio tracking error or constructing index-linked products.

•

MSCI Factor Indexes. MSCI Factor Indexes, which are constructed using the Barra Equity Models generated in our Analytics segment, seek to address a growing trend among institutional investors and asset managers whose asset allocation processes include risk groupings such as volatility, income, value and momentum. MSCI Factor Indexes reflect components of equity return that can be attributed to sources of systematic risk and return such as value, size, momentum, volatility, yield and quality. We offer a broad suite of factor indexes that have been developed using the expertise of our Analytics segment, including high-exposure factor indexes (e.g., the MSCI Minimum Volatility Index), high capacity factor indexes (e.g., MSCI Value Weighted Indexes), combinations of single factor indexes (e.g., MSCI Factor Mix A-Series Indexes) and multi-factor indexes (e.g., MSCI Diversified Multiple-Factor Indexes).

•

MSCI ESG Indexes. MSCI ESG Indexes, which are constructed using research from our ESG segment, are designed to meet the growing demand for indexes that integrate ESG criteria into benchmarks to measure performance for use by institutional investors who wish to adopt a long-term sustainable investment view. They enable clients to issue index-based ESG investment products, to benchmark the performance of ESG portfolios and to measure and report on compliance with ESG mandates. The MSCI ESG Indexes include:

o

ESG Integration Indexes that are designed to help investors incorporate ESG criteria into their core asset allocation and investment process. These include the MSCI ACWI ESG Universal Index or MSCI ESG Leaders Index, which use MSCI ESG Ratings to identify companies that have demonstrated an ability to manage their ESG risks and opportunities;

o

Values-based Indexes that select companies with the highest ESG Ratings but also exclude companies based on certain values, norms or ethical standards. These include the MSCI SRI Index and the KLD 400 Social Index;

o

Environmental Indexes, including Low Carbon Indexes, Global Environment Indexes, and Fossil Fuels Exclusion Indexes that help investors reduce their carbon exposure or capture opportunities in renewable energy and clean technology;

o

Impact Indexes, such as the Sustainable Impact Index that aims to identify companies that derive revenues from products and services that address environmental and social challenges aligned with the Sustainable Development Goals adopted by the United Nations; and

o	Custom ESG indexes based on client-defined ESG specifications.

•

MSCI Real Assets Indexes. MSCI provides a comprehensive suite of Real Assets Indexes that provide investors transparency and insight for this asset class. MSCI’s Real Assets Indexes include MSCI Real Estate Indexes (e.g., MSCI US REIT Index; MSCI Sector/Core/Factor/Liquid Real Estate Indexes), MSCI Infrastructure Indexes, MSCI Agriculture Producers Indexes, MSCI Timber Select Index, MSCI Commodity Producers Indexes and MSCI Natural Resources Indexes.

•

Global Industry Classification Standard (“GICS”®). GICS was developed and is maintained jointly by MSCI and Standard & Poor’s Financial Services, LLC, a subsidiary of S&P Global Inc. (“Standard & Poor’s”). This classification system was designed to respond to clients’ needs for a comprehensive, consistent and accurate framework for classifying companies into industries. GICS is widely accepted as an industry analysis framework for investment research, portfolio management and asset allocation. We offer GICS Direct, a joint offering of MSCI and Standard & Poor’s. GICS Direct is a database comprised of over 45,000 active companies and 58,000 securities classified by sector, industry group, industry and sub-industry in accordance with the proprietary GICS methodology. 90 of the top 100 global asset managers use GICS (as reported by P&I in its report dated April 2017). The MSCI Global Sector Indexes are comprised of GICs sector, industry group, and industry indexes across countries and regions in developed, emerging and select frontier markets. The MSCI Global Sector Indexes provide a global structure for benchmarking sectors and can also serve as the basis for index-linked structured products and other investment vehicles, such as ETFs and exchange-traded notes.

Analytics

Our Analytics segment offers risk management, performance attribution and portfolio management content, applications and services that provide clients with an integrated view of risk and return and an analysis of market, credit, liquidity and counterparty risk across all major asset classes, spanning short, medium and long-term time horizons.  Our offerings also support clients’ various regulatory reporting needs.

The content we create in our Analytics segment includes models to support factor-based analytics (equity, fixed income and multi-asset class models), pricing models, time series-based analytics, as well as underlying content that is used as inputs to these models such as interest rate and credit curves.  We continue to develop new and improved content in response to the evolving needs of our clients.  During 2017 we continued to make improvements to our fixed income factor model (first released in late 2016), including releasing new variants of the model that align with the different time horizons for which clients invest.  Further, this fixed income model has been combined with models that cover currencies, commodities, equities, mutual funds, hedge funds and private assets – private real estate and private equity – to deliver our next generation multi-asset class factor model (the MSCI Integrated Model) providing clients with greater insights into the drivers of risk in their portfolios.  Our Analytics content includes:

•

Equity Factor Models. The proprietary risk data in Barra Equity Models provides clients with a better understanding of their sources of risk and return and a factor structure that is aligned to multiple investment horizons, which enables them to select the risk data that best suits their investment analysis. Barra Equity Models are available through our applications, third-party applications and directly to clients for integration into their own applications. In addition, we use Barra Equity Models in our Index segment to construct MSCI Factor Indexes. Barra Equity Models include Barra Global Total Market Models, Barra Regional Equity Models and Barra Single Country Models.

•

Multi-Asset Class Factor Models. Our Multi-Asset Class Models provide a detailed view of risk across markets and asset classes, including currencies, equities, fixed income, commodities, mutual funds, hedge funds and private assets, including private real estate (for which we use content from our Real Estate segment) and private equity investments. The process of creating our Multi-Asset Class Models begins by identifying the factors that affect the returns of various asset classes. These factors are then combined into a single global model that forecasts the risk of multi-asset class global portfolios. Multi-Asset-Class Models include the Barra Integrated Model (“BIM”) as well as the next generation MSCI Integrated Model (“MIM”) which, among other enhancements, leverages our new fixed income models.

•

Multi-Asset Class Risk and Performance Analytics. Our Multi-Asset Class Risk and Performance Analytics provide a full suite of single security and portfolio level analyses used by clients to measure and attribute risk and performance in multi-asset class portfolios. Multi-Asset Class Risk and Performance Analytics include pricing models, sensitivities, stress testing, liquidity risk analytics, performance attribution, and a comprehensive set of configurable statistical risk measures such as standard deviation, tracking error, correlations and VaR.

Our clients access our Analytics content through our own proprietary applications and APIs, or through third- party applications or directly on their own platforms.  MSCI Analytics applications provide clients with integrated market data and constituent-level indexes aggregated from multiple third-party and proprietary sources. This integrated market and benchmark data significantly reduces the operational burden on clients for both the implementation and on-going running of our Analytics products.

Our major applications include the following:

•

RiskMetrics RiskManager. We believe that RiskMetrics RiskManager is an industry leader in VaR simulation and in stress testing. Clients use RiskManager for daily analysis, measuring and monitoring of market and liquidity risk at fund and firm levels, sensitivity and stress testing, interactive what-if analysis, counterparty credit exposure and regulatory risk reporting. RiskManager is a scalable platform accessed by clients via a license to a secure, interactive web-based application service. RiskManager is also offered as an outsourced risk reporting service or as a web service in which a client’s systems access RiskManager’s core risk elements by connecting directly to our systems.

•

BarraOne. BarraOne, powered by our Multi-Asset Class Models, BIM and MIM, provides clients with global, multi-asset class risk analysis using Barra’s fundamental factor methodology originally developed in 1975 that allows clients to understand the themes driving the risk and performance of their investments. These themes (e.g., Value, Momentum, etc.) are what Barra calls Factors. BarraOne also includes VaR simulation, stress testing and optimization modules that enable clients to manage multi-asset class portfolios, carry out risk budgeting and asset allocation, manager monitoring and performance attribution.

•

Barra Portfolio Manager. Barra Portfolio Manager is an integrated risk and performance platform that is designed to help equity fund managers and their teams gain additional portfolio insight, manage their investment processes more systematically and make faster, more informed investment decisions. The hosted interactive user interface allows users to analyze risk and return, conduct pre-trade what-if analysis across a number of scenarios and construct portfolios using the Barra Optimizer. It also allows users to decompose the risk and attribute the return of their portfolios according to Barra Equity models. The platform supports optional data management services that allow users to outsource the loading and reconciliation of their portfolio and other proprietary data.  We also offer many of the benefits of this hosted platform in a locally hosted solution called Barra Aegis.

•

WealthBench and CreditManager.  Wealthbench is a web-based platform used by private banks, financial advisers, brokerages and trust companies to help wealth managers assess portfolio risk, construct asset allocation policy and create comprehensive client proposals.  CreditManager is a portfolio credit risk management system used primarily by banks to calculate economic capital, facilitate risk-based pricing and measure credit risk concentrations.

•

MSCI Analytics Platform.  In recent years, we have made significant investments in developing a new MSCI Analytics Platform that will provide clients with a more unified approach for using our content and applications to solve their investment problems. The MSCI Analytics Platform seeks to provide a more holistic client experience by providing better reporting and visualization tools and direct access to capabilities and content currently available through our other Analytics applications, as well as content from other MSCI segments. For example, ESG content has been made available through our MSCI Analytics Platform in response to demand from institutional managers who are looking for ways to integrate ESG into their investment processes.

Our Analytics segment also provides various managed services to help clients operate more efficiently as well as address the needs of certain specialized areas of the investment community by providing a reporting service and performance reporting tools to institutional consultants and investors in hedge funds.

•

Managed Services.  As described in Part I, Item 1. “Business—Growth Strategy,” we have, and continue to expand our, capabilities to deliver new workflow solutions and data services to our clients to enable them to operate more efficiently. Our services include consolidation of client portfolio data from various internal and external sources, input and output data reconciliation analysis, uploading of data into our risk and portfolio management applications, identification of data anomalies, and customized client reporting.  Our

Managed Services lower our clients’ internal cost of doing business, enable faster implementations and make the use of our products more efficient for clients.

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

•

InvestorForce. InvestorForce offerings provide performance reporting tools to the institutional investment community in the United States by providing investment consultants with an integrated service for daily monitoring, analysis and reporting on institutional assets. InvestorForce offerings also provide investment consultant clients access via a web portal to a database that includes portfolio analytics and transaction and holdings information, which is updated in real time as data is collected from custodial banks and fund managers.

All Other – ESG

MSCI ESG Research analyzes over 6,500 companies worldwide to help institutional investors understand how environmental, social and governance factors can impact the long-term risk of their investments. As of December 31, 2017, subscribers to MSCI ESG Research included 82 of the top 100 global asset managers (as ranked by P&I in its report dated April 2017), as well as leading asset owners, consultants, advisers and academics.

In addition, MSCI ESG Research data and ratings are used in the construction of equity and fixed income indexes to help institutional investors more effectively benchmark ESG investment performance, issue index-based investment products, as well as manage, measure and report on ESG mandates.  Our Index segment uses MSCI ESG Research data and ratings in the development and issuance of ESG indexes, which is further described above in the Index segment description. Additionally, the data and ratings produced by MSCI ESG Research are made available on the applications offered by our Analytics segment.

MSCI’s ESG offerings include:

•

MSCI ESG Ratings. MSCI ESG Ratings are designed to identify ESG risks or opportunities that may not be captured through conventional analyses. This includes ratings, as of December 31, 2017, for more than 6,500 companies worldwide, including over 6,000 equity issuers and over 400,000 fixed income securities including corporate, sovereign and other government related bonds. Ratings are designed to identify and analyze ESG issues, including exposures (e.g., business segment and geographic risk), management and industry-specific measures that may include the intersection of a company’s major social and environmental impacts with its core business operations, thereby identifying potential risks and opportunities for the company and its investors.

•

MSCI ESG Business Involvement Screening Research. MSCI ESG Business Involvement Screening Research is a screening service that is designed to enable institutional investors to manage ESG standards and restrictions reliably and efficiently. Asset managers, investment advisers and asset owners can access screening research through the online MSCI ESG Manager platform or a data feed to satisfy their clients’ investment guidelines, implement client mandates and manage potential ESG portfolio risks.

•	MSCI ESG Governance Metrics. MSCI ESG Governance Metrics provides institutional investors with corporate governance research and data on more than 8,000 public companies worldwide. The assessment model is based on 96 metrics organized into four individual scoring pillars, designed to provide consistency, transparency and structural integrity.

All Other – Real Estate

Our Real Estate segment includes research, reporting and benchmarking offerings that provide real estate performance analysis for funds, investors and managers. Our Real Estate performance and risk analytics range from portfolio to property-specific analysis. Some of the risk analysis generated in the Real Estate segment is also used in the products offered by our other operating segments. For example, the Multi-Asset Class Models created in our Analytics segment offers a view of risk across market and asset classes, including private real estate, by incorporating content generated in the Real Estate segment. We also provide business intelligence to real estate owners, managers, developers and brokers worldwide.  Real Estate offerings include:

•

MSCI Portfolio Analysis Service (“MSCI PAS”).  For real estate investors who need to manage and communicate the drivers of absolute and relative performance, MSCI PAS is a performance attribution, analysis and reporting toolkit that provides a globally consistent view of performance, from portfolio-level down to individual assets. Asset managers use MSCI PAS to support investor reporting and capital raising, as well as to support strategic decision-making around allocation, investment and asset management.

•

MSCI Income Risk Service (“MSCI IRIS”). For real estate investors who need to manage and report on the specific risk of their real estate portfolios and assets, MSCI IRIS measures the income risk factors that drive future return volatility. MSCI IRIS provides investors with transparency on the lease duration, market risk, counterparty credit risk and income concentration risk relative to the markets in which they compete. The tool offers actionable insights into portfolio resilience and sources of risk to inform strategic review, asset management and lease restructuring decisions.

•

MSCI Global Intel.  MSCI Global Intel is a leading databank that equips asset owners, researchers, strategists and portfolio and risk managers with data analytics to enhance their understanding of local, regional and global real estate performance and risks. The tool comprises a consolidated set of global, regional, national, city and submarket indexes with segmentation by property type. Drawing from actual performance data on approximately 1,700 portfolios and 74,000 real estate assets, MSCI Global Intel provides investors and managers an analysis of market trends and time series, as well as actionable information on property markets across 30 countries. (Data as of December 2016)

•

Global Intel PLUS. Global Intel PLUS adds dynamic analytical capabilities to MSCI’s Global Intel offering. With this enhanced functionality, users can generate tailored analyses, utilizing custom filters on asset specific characteristics such as property type, location and risk profile to create the appropriate comparisons that are essential to managing performance and risk.

Geographic Information

We currently have branches or subsidiaries in the following locations: Australia, Brazil, Canada, China, England, France, Germany, Hong Kong, Hungary, India, Italy, Japan, Korea, Mexico, the Netherlands, the Philippines, Singapore, South Africa, Sweden, Switzerland, Taiwan, United Arab Emirates and the U.S. See Note 12, “Segment Information,” of the Notes to Consolidated Financial Statements included herein for additional information on our revenues and certain assets by geographic area.

Competition

Many industry participants compete with us by offering one or more indexes in similar categories. Such indexes vary widely in scope, including by geographic region, business sector and risk category and may be used by clients in a variety of ways in many different markets around the world.  A number of these markets have become increasingly competitive in recent years.

Among our Index competitors are S&P Dow Jones Indices LLC (a joint venture company owned by CME Group, Inc. and CME Group Services LLC and by S&P Global Inc.) and FTSE Russell, a subsidiary of The London Stock Exchange Group PLC.

There is also growing competition from asset managers and investment banks that create their own indexes often in cooperation with index providers, which may, among other things, provide some form of calculation agent service; this is especially true for factor indexes, often referred to as “smart beta indexes.” Asset managers, such as WisdomTree and Goldman Sachs Asset Management, manage funds, including ETFs, based on their own proprietary indexes, and many investment banks have launched structured products or created over-the-counter derivatives based on their own proprietary indexes.

Many industry participants compete with us by providing one or more similar offerings in a very competitive marketplace for risk management and performance data and analytics.

Our Analytics offerings compete with offerings from a range of competitors, including Axioma, Inc., BlackRock Solutions, Bloomberg Finance L.P., and FactSet Research Systems Inc.  Additionally, many of the larger broker-dealers have developed proprietary analytics tools for their clients. Similarly, many investment institutions, particularly the larger global organizations, have developed their own internal risk management analytics tools.

We also have a variety of competitors for our other offerings that comprise a smaller portion of our revenues.

Intellectual Property and Other Proprietary Rights

We consider many aspects of our offerings, processes and services to be proprietary. We have registered, among others, “MSCI,” “Barra,” “RiskMetrics” and “RiskManager” as trademarks or service marks in the United States and in certain foreign countries. We will continue to evaluate the registration of additional trademarks, service marks and copyrights as appropriate. From time to time, we also file patent applications to protect our proprietary rights. We currently hold 22 U.S. and foreign patents and have one U.S. patent pending. Additionally, many of our offerings, processes and services require the use of intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our offerings and services.

Although we believe the ownership of patents, copyrights, trademarks, service marks, the implementation of certain measures to protect our intellectual property and proprietary rights and our ability to obtain the rights to use intellectual property of third parties are important to our business and contribute in part to our overall success, we do not believe we are dependent on any one of our intellectual property rights or any one license to use third-party intellectual property. For a description of the risks associated with legal protection of our intellectual property and other rights, infringement claims and the ability to obtain or renew licenses for third-party intellectual property, see Part I, Item 1A. “Risk Factors— Legal Protections for our intellectual property rights and other rights may not be sufficient or available to protect our competitive advantages. Third parties may infringe on our intellectual property rights, and third-party litigation may materially adversely affect our ability to protect our intellectual property rights” below.

Company History

On November 15, 2017, MSCI celebrated ten years as a public company listed on the New York Stock Exchange.  The following is a summary of material events in the Company’s history:

1969	•Capital Group International pioneered the development of global equity indexes and began licensing its first equity indexes in 1969.
1998	•We were incorporated in 1998. Our only two shareholders were Morgan Stanley and Capital Group International.

2004

•In June 2004, we acquired Barra, LLC (formerly Barra, Inc., “Barra”), a provider of portfolio risk analytics tools that launched its first risk analytics products in 1975. This broadened our product range beyond indexes.

2007	•In November 2007, we completed our initial public offering.
2008	•In April 2008, Capital Group International divested its ownership position.
2009	•In May 2009, Morgan Stanley divested its ownership position and we became a fully independent, stand-alone public company.
2010

•In June 2010, we acquired RiskMetrics Group, Inc. (“RiskMetrics”), a leading provider of risk management products and services. In addition to this core product line, RiskMetrics owned Institutional Shareholder Services Inc. (“ISS”), a pioneer in the development of policy-based proxy voting recommendations and a leading provider of governance products and services.

•RiskMetrics also owned Innovest Strategic Value Advisors, Inc. and KLD Research and Analytics (“KLD Research”), whose products have been integrated into our MSCI ESG Research offerings.

2012

•In November 2012, we acquired real estate performance measurement group IPD Group Limited (“IPD”). The acquisition of IPD expanded our multi-asset class offerings by facilitating the integration of private real estate assets into our models, as well as adding real estate indexes.

2014

•In April 2014, we completed the sale of ISS, which was deemed not to be core to our strategy.

•In August 2014, we acquired Governance Holdings Co. (“GMI Ratings”), a provider of corporate governance research and ratings to institutional investors, banks, insurers, auditors, regulators and corporations seeking to incorporate ESG criteria into risk assessment and decision-making. This acquisition enhanced our existing platform of ESG research and tools, allowing us to deliver a more comprehensive suite of ESG data, applications and services.

Employees

We had 3,038 and 2,862 employees as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, 59.0% and 56.2% of our employees, respectively, were located in emerging market centers.  As of December 31, 2017 our employees were based in 21 countries in order to maintain close contact with our clients and the international markets we follow.

Government Regulation

The Company is subject to reporting, disclosure and recordkeeping obligations pursuant to SEC requirements. MSCI Limited, as the benchmark administrator for all MSCI equity indexes globally, applied for authorization as an EU benchmark administrator in October 2017 with the United Kingdom’s Financial Conduct Authority (“UK FCA”).  Investment Property Databank Limited, as the administrator for all MSCI IPD real estate indexes (including PAS benchmarks) globally, currently intends to apply for authorization as an EU benchmark administrator in the second quarter of 2019. MSCI ESG Research is a registered investment adviser and must comply with the requirements of the Investment Advisers Act of 1940 and related SEC regulations. Such requirements relate to, among other things, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. We registered in 2012 with the State Council Information Office of the Ministry of Commerce and the State Administration for Industry and Commerce in China as a foreign institution supplying financial information services in China. This license is currently administered by the Cyberspace Administration of China.  See Part I, Item 1A. “Risk Factors— Changes in government regulations, including the implementation of new or pending financial or operational regulations or the repeal of existing financial or operational regulations, could materially adversely affect our business, financial condition or results of operations.”

Executive Officers

Name	Age	Position
Henry A. Fernandez	59	Chairman and Chief Executive Officer
C.D. Baer Pettit	53	President
Kathleen A. Winters	50	Chief Financial Officer
Remy Briand	52	Head of ESG
Scott A. Crum	61	Chief Human Resources Officer
Jorge Mina	43	Head of Analytics
Richard J. Napolitano	51	Principal Accounting Officer and Global Controller
Laurent Seyer	53	Chief Operating Officer and Chief Client Officer
Diana H. Tidd	48	Head of Index
Peter J. Zangari	50	Global Head of Research and Product Development

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

C.D. Baer Pettit

Mr. Pettit has served as the Company's President since October 2017. As President, Mr. Pettit oversees the Company's business functions, including client coverage, marketing, product management, research, technology and operations. He previously served as Chief Operating Officer from 2015 to 2017, Head of the Product Group from February 2015 to September 2015, Head of Index Products from 2011 to 2015, Head of Marketing from 2005 to 2012 and Head of Client Coverage from 2001 to 2012. Prior to joining the Company, Mr. Pettit worked for Bloomberg L.P. from 1992 to 1999. Mr. Pettit holds a Master of Arts degree in history from Cambridge University and a Master of Science degree from the School of Foreign Service at Georgetown University.

Kathleen A. Winters

Ms. Winters has served as the Chief Financial Officer since May 2016. Prior to joining MSCI, Ms. Winters served as the Vice President and Chief Financial Officer of Performance Materials and Technologies, an operating segment of Honeywell International, Inc. (“Honeywell”) from 2012 to 2016. She served in various positions of increasing responsibility at Honeywell from 2002 to 2016, including Vice President, Corporate Controller and Chief Accounting Officer, Vice President of Business Analysis and Planning, and Chief Financial Officer of the Specialty Products business group. Ms. Winters began her career at PricewaterhouseCoopers LLP (“PwC”) where she served in various positions from 1989 to 2001 within the Technology Information Communications and Entertainment practice. She earned her Bachelor of Science degree in Accounting from Boston College.

Remy Briand

Mr. Briand has served as Head of ESG since June 2016. In such capacity, he is responsible for MSCI's ESG (environmental, social and governance) offerings. Mr. Briand has led various aspects of the ESG business since its acquisition in 2010. Mr. Briand is also Chairman of the MSCI Index Policy Committee, the body responsible for oversight of all major Index editorial decisions. He previously served as Global Head of Research for the entire Company where he led a team of 150 researchers designing indexes, analytics and risk models and producing ESG ratings for institutional investors. He was also Head of Real Estate from June 2016 until August 2017. Prior to February 2015, Mr. Briand was Head of Index Research for 10 years where he managed the expansion of the MSCI Global Indexes to cover 80 developed, emerging and frontier markets. He also initiated and led the development of MSCI's market leading factor indexes. Mr. Briand joined MSCI in 2001 from Credit Lyonnais Asset Management, where he was an equity portfolio manager and head of research. He began his career as a private equity analyst at Credit Lyonnais. He holds an MSc in Computer Sciences from INSA (Lyon) and an M.B.A from HEC (Paris).

Scott A. Crum

Mr. Crum has served as the Chief Human Resources Officer since April 2014. Prior to joining MSCI, Mr. Crum served as global head of human resources for four publicly traded companies. Mr. Crum worked for Avon Products, Inc. as Senior Vice President of Human Resources and Chief People Officer from September 2012 to May 2013. From July 2010 to June 2012, Mr. Crum served as Senior Vice President and Chief People Officer of Motorola Mobility Holdings, Inc., one of two publicly traded companies formally created when Motorola Inc. split in January 2011 until it was acquired by Google. Prior to that, he served as the Senior Vice President and Director of Human Resources of ITT Corporation from September 2002 to July 2010 and Senior Vice President of Administration and Employee Resources at General Instruments Corp. from 1997 to 2000. Mr. Crum holds a Bachelor of Business Administration with a concentration in industrial relations from Southern Methodist University.

Jorge Mina

Mr. Mina has served as the Head of Analytics since February 2017. In this role, he is responsible for MSCI's equity and multi-asset class risk and portfolio management products. Prior to this, he had served as Head of Analytics for the Americas since 2015. Mr. Mina joined MSCI in 2010 following MSCI's acquisition of RiskMetrics and served as a managing director of Risk Management Analytics from 2010 to 2015. Prior to joining MSCI, Mr. Mina served in a variety of roles at RiskMetrics, including co-head of the RiskMetrics Business and Head of Research. Mr. Mina holds a Bachelor of Arts degree in actuarial sciences from the Instituto Tecnológico Autónomo de México and a Master's in financial mathematics from the University of Chicago.

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

Laurent Seyer

Mr. Seyer has served as the Company's Chief Operating Officer since October 2017 and Chief Client Officer since 2016. As Chief Operating Officer and Chief Client Officer, Mr. Seyer manages the Company's sales, marketing, client relationship management and client service teams globally. He previously served as the Global Head of Client Coverage from 2014 to 2016. Prior to joining the Company, Mr. Seyer worked for AXA Investment Managers in Paris, most recently as Global Head of the Client Group. Prior to that, he spent 24 years at Societe Generale in a number of leadership positions, including as CEO of Lyxor Asset Management. Mr. Seyer graduated from Institut d'Etudes Politiques of Paris, where he studied law and economics.

Diana H. Tidd

Ms. Tidd has served as the Head of Index since February 2016. In such capacity, she is responsible for all aspects of product management and business strategy for the MSCI indexes. During her tenure at MSCI, Ms. Tidd has served in a variety of roles, including Head of Americas Client Coverage for six years. Prior to joining MSCI in 1999, Ms. Tidd worked at Brown Brothers Harriman & Co. in Boston for five years where she had roles in the Risk and Europe teams, before becoming Head of the Asia Team in the global custody division. She started her career in the Trust and Estates division of the Private Bank at Bankers Trust Co. Ms. Tidd serves on the Board and as Co-President of Women in ETFs and on the Board of West Africa Village Education. Ms. Tidd graduated with a Bachelor of Arts degree in Political Science from Colgate University and received a Master's Degree in Latin American Studies from Stanford University.

Peter J. Zangari

Mr. Zangari has served as the Global Head of Research and Product Development since February 2017. In such capacity, Mr. Zangari leads a global team of more than 150 researchers who develop insights that help institutional investors make more informed investment decisions. He is responsible for setting the research agenda and driving integration of research into our products and services to deliver innovative solutions to investment problems. He previously served as MSCI's Head of Analytics from February 2015 to February 2017. Prior to this, he served as the Head of Equity Portfolio Management from August 2011 to February 2015. Prior to joining MSCI, Mr. Zangari held progressively senior-level positions at Goldman Sachs since 1998, most recently as the Head of Risk and a member of the leadership team for the Quantitative Investment Strategies (“QIS”) business of Goldman Sachs Asset Management (“GSAM”). Prior to joining QIS, Mr. Zangari was responsible for building out and managing GSAM's proprietary equity risk and attribution platform. Mr. Zangari has a Bachelor of Arts degree in economics from Fordham University and a PhD in economics, with a specialization in applied econometrics and computational statistics, from Rutgers University.

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

Risks Related to Our Business

We are dependent on third parties to supply data and software for our products and are dependent on certain vendors to distribute our data. A refusal by a key vendor to distribute our data or any loss of key outside suppliers of data or software products or reduction in the accuracy or quality of such data or products or any failure by us to comply with our vendors’ licensing requirements could impair our ability to provide our clients with the data, products or services they desire, which could have a material adverse effect on our business, financial condition or results of operations.

We rely on the accuracy and quality of third-party data and software products and depend on the ability and willingness of third-party data and software providers to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes in order to produce and deliver our products, provide services and develop new products and services. Additionally, we rely on certain third-party vendors to distribute our data to clients. While some of our vendors generate revenue in connection with distributing our data, others do not derive a direct financial benefit from doing so.  Should any of our key vendors refuse to distribute our data for any reason, we would need to find alternative ways to distribute our data, which may have a material adverse effect on our business, financial condition or results of operations.

If the data and software products from our suppliers have errors, are delayed, have design defects, become incompatible with future versions of our products, are unavailable on acceptable terms or are not available at all, we may not be able to deliver our products and services and our business, financial condition or results of operations could be materially adversely affected. As of December 31, 2017, we relied on the data of over 200 suppliers, including large volumes of data from certain stock exchanges around the world.

Many of our data and software suppliers compete with one another and, in some cases, with us.  Some of our agreements with data suppliers allow them to cancel on short notice and we have not completed formal agreements with all of our data suppliers, such as certain stock exchanges. From time to time we receive notices from data suppliers, including stock exchanges, threatening to terminate the provision of their data to us, and some data suppliers, including at least one stock exchange, have terminated the provision of their data to us. Termination of provision of data by one or more of our significant data suppliers or exclusion from, or restricted use of, or litigation in connection with a data provider’s information could decrease the information available for us to use (and offer our clients) and may have a material adverse effect on our business, financial condition or results of operations.

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

We also monitor our use of third-party data and software products to comply with applicable licensing requirements. Despite our efforts, our use of certain third-party data and software products has been challenged in the past and there can be no assurance that such third parties may not challenge our use in the future, resulting in increased data acquisition or software costs, loss of rights and/or costly legal actions. Our business could be materially adversely affected if we are unable to timely or effectively replace the functionality provided by data or software that becomes unavailable or fails to operate effectively for any reason. Our operating costs could increase if license fees for third-party data or software products increase or the efforts to incorporate enhancements to third-party or other data or software are substantial and we are unable to negotiate acceptable licensing arrangements with these suppliers or find alternative sources of equivalent data or software products. If any of these risks materialize, they could have a material adverse effect on our business, financial condition or results of operations.

Our clients that pay us a fee based on the assets of an index-linked investment product may seek to negotiate a lower asset-based fee percentage or lower the total expense ratio of such products or may cease using our indexes, which could limit the growth of or decrease our revenues from asset-based fees.

A portion of our revenues are from asset-based fees and these revenue streams are concentrated in some of our largest clients, including BlackRock, and in our largest market, the U.S. Our clients, including our largest clients, may seek to negotiate a lower asset-based fee percentage for a variety of reasons. As the assets of index-linked investment products, including ETFs and mutual funds, managed by our clients change, they may request to pay us lower asset-based fee percentages, which are sometimes calculated as a percentage of the relevant product’s total expense ratio (“TER”). Additionally, competition is intense and increasing rapidly among our clients that provide index-linked investment products, including ETFs. The fees providers of index-linked investment products charge their clients are one of the competitive differentiators for these managers with some providers seeking to win or retain business by charging their clients lower fees. As noted above, in many cases our fees can be affected by an increase or decrease in an investment product’s TER. In those cases, a reduction in the TER may negatively impact our revenues.

Moreover, clients that have licensed our indexes to serve as the basis of index-linked investment products are generally not required to continue to use our indexes and could elect to cease offering the product or switch to a lower fee index.  For example, at least one large client ceased using MSCI indexes as the basis for a significant number of its index funds. Additionally, clients that license our indexes to serve as the basis for listed futures and options contracts might discontinue such contracts.  We have a differentiated licensing strategy for our indexes and from time-to-time experience faster growth in lower fee product areas, resulting in a lower average asset-based fee percentage for licensing our indexes. While we look to maximize the price/volume trade-off over the long-term, there can be no assurance that we will be able to do so.  Results for any given quarter could be materially adversely affected by stronger growth in AUM in index-linked investment products with lower than average product fees not sufficiently off-set by growth in AUM in index-linked investment products in higher than average product fees. In the instances described above, our asset-based fees could dramatically decrease, which could have a material adverse effect on our business, financial condition or results of operations. Finally, to the extent that an asset manager finds it beneficial to offer clients multiple kinds of index-linked investment products based on the same indexes, a shift away from use of an index as the basis of one type of product may lead to a corresponding shift away from the use of the same index as the basis of an other type of product.

If we are required to offer clients materially lower asset-based fee percentages with respect to index-linked investment products that generate fees based on the assets of such products or our largest clients cease to use our indexes, our revenues could be negatively impacted, which could have a material adverse effect on our business, financial condition or results of operations.

Our revenues attributable to asset-based fees may be affected by changes in the capital markets, particularly the equity capital markets. A decrease in our revenues attributable to these fees could have a material adverse effect on our business, financial condition or results of operations.

Clients that use our indexes as the basis for certain index-linked investment products, such as ETFs and mutual funds, commonly pay us a fee based on the value of the investment product’s assets. The value of an investment product’s assets may increase or decrease in response to changes in market performance and cash inflows and outflows, which could impact our revenues. Asset-based fees make up a significant portion of our revenues. They accounted for 21.7% and 18.3% of revenues for the fiscal years ended December 31, 2017 and 2016, respectively. These asset-based fees accounted for 55.5% and 47.4% of the total revenues from our ten largest clients for the fiscal years ended December 31, 2017 and 2016, respectively. Volatile capital markets, which may impact whether investors choose to invest in developed or emerging markets, or in the U.S. or non-U.S. markets, as well as changing investment styles, among other factors, may influence an investor’s decision to invest in and maintain an investment in an index-linked investment product.  For example, a trend that favors active investment management over passive investment management could lead to a decreased demand for index-linked investment products, and thus decreased revenue attributable to assets in index-linked investment products.  Accordingly, the value of assets in index-linked investment products can fluctuate significantly over short periods of time and such volatility may be further impacted by fluctuations in foreign currency exchange rates.  If we are unable to offset the impact of decreased values of assets linked to index-linked investment products, including by managing our operating costs, our profitability could be materially adversely affected. See “—Our growth and profitability may not continue at the same rate as we have experienced in the past for several reasons, including if our operating costs are higher than expected, which could have a material adverse effect on our business, financial condition or results of operations” below.

Certain events could lead to interruptions in our operations, including interruptions affecting our information technology platform, electronic delivery systems and the internet, which could impair our ability to provide clients with products and customer service. Any resulting failures, disruptions or instability may have a material adverse effect on our financial condition or results of operations.

We depend heavily on the capacity, reliability and security of our information technology platform, electronic delivery systems and its components, including our data centers, and the internet to seamlessly provide clients with products and customer service. Heavy use of our electronic delivery systems and other factors such as loss of service from third parties, operational failures, sabotage, break-ins and similar disruptions from unauthorized tampering, intrusions or hacking, human error, cyber-terrorism, ransomware, terrorist attacks affecting sites where we are located, natural disasters, power loss, telecommunications failures, technical breakdowns, internet failures or computer viruses could impair our systems’ operations or interrupt their availability for extended periods of time. Our ability to effectively use the internet may also be impaired due to infrastructure failures, service outages at third-party internet providers or increased government regulation. If disruptions, failures or slowdowns occur with respect to our operations, including to our information technology platform, our electronic delivery systems or the internet, our reputation and our ability to distribute our products effectively and to serve our clients, including those clients for whom we provide managed services or to whom we distribute index and constituent data on a real time basis that is used to manage funds that replicate MSCI indexes, may be materially adversely affected. For example, we have in recent years experienced denial-of-service attacks. While we have implemented disaster recovery and business continuity plans, increased our protection measures in response to global cyber-attacks and been able to defend our systems against such disruptions and attacks in the past, there is no assurance that we will be able to do so successfully in the future or that our disaster recovery or business continuity plans will be effective in mitigating the risks and costs associated with the particular event that has occurred. We have also experienced unanticipated interruption and delay in the performance and delivery of certain of our products after we migrated certain of our applications and infrastructure to new data centers and may experience such interruptions and delays in the future with respect to migrations within existing data centers or to new data centers. In response to such issues, we have in the past and could again be required to provide service credits. We could also experience cancellations and reduced demand for our products and services, resulting in decreased revenues. We may also incur increased operating expenses to recover data, repair, replace or remediate systems, equipment or facilities, and to protect ourselves from and defend against such disruptions and attacks. Accordingly, any significant failures, disruptions or instability affecting our information technology platform, electronic delivery systems or the internet may have a material adverse effect on our financial condition or results of operations and our insurance may not be adequate to compensate us for all losses, failures, or breaches.

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

Many of our products provide for the exchange of sensitive information with our clients through a variety of media, such as the internet, applications and dedicated transmission lines. We rely on a complex system of internal processes and software controls along with policies, procedures and training to protect client data that we receive in the ordinary course of business, including sensitive and confidential client data such as material non-public information and client portfolio data that may be provided to us or hosted on our systems, against unauthorized data access or disclosure. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in the implementation of our internal controls, policies or procedures, or if an employee purposely circumvents or violates our internal controls, policies or procedures, then unauthorized access to, or disclosure or misappropriation of, client data could occur. Such unauthorized access, disclosure or misappropriation may result in claims against us by our clients or regulatory inquiry or censure, which could, individually or in the aggregate, damage our brand and reputation and/or have a material adverse effect on our business, financial condition or results of operations. If a failure of our internal controls, policies or procedures results in a security or data privacy breach, we could also incur increased operating expenses to remediate the problems caused by the breach and prevent future breaches, which could have a material adverse effect on our business, financial condition or results of operations. See “ —Changes in government regulations, including the implementation of new or pending financial or operational regulations or the repeal of existing financial or operational regulations, could materially adversely affect our business, financial condition or results of operations” below.

We have confidentiality policies in place regarding changes to the composition of our indexes and have implemented information barrier procedures to protect the confidentiality of any material, non-public information regarding changes to our equity indexes. If our confidentiality policies or information barrier procedures fail, our reputation could be damaged and our business, financial condition or results of operations could be materially adversely affected.

We change the composition of our indexes from time to time. We believe that, in some cases, the changes we make to our equity indexes can affect the prices of constituent securities as well as products based on our indexes. Our index clients rely on us to keep confidential material non-public information about changes to the future composition of an index and to protect against the misuse of that information until the change to the composition of the index is disclosed to clients. We have confidentiality policies in place and have implemented information barrier procedures to limit access to this information and to prevent the unauthorized disclosure and misuse of information regarding material non-public changes relating to our equity indexes. If our confidentiality policies or information barrier procedures fail or we are delayed in implementing such procedures as necessary with respect to a newly acquired business and an employee inadvertently discloses, or deliberately misuses material non-public information related to one of our indexes, our reputation may suffer. Clients’ loss of trust and confidence in our confidentiality policies or information barrier policies and procedures could negatively impact our brand or reputation throughout the investment community, which could have a material adverse effect on our business, financial condition or results of operations.

In addition, certain exchanges permit our clients to list index-linked investment products based on our equity indexes only if we provide a representation to the exchange that we have information barrier procedures in place designed to address the unauthorized disclosure and misuse of material non-public information related to our equity indexes. If an exchange determines that our information barrier procedures are not sufficient, the exchange might refuse to list or might delist investment products based on our equity indexes, which may have a material adverse effect on our business, financial condition or results of operations.

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

Financial and budgetary pressures affecting our clients, including those resulting from weak or volatile economic conditions, may lead certain clients to reduce their overall spending on our products or services, including by seeking similar products or services at a lower cost than what we are able to provide, by consolidating their spending with fewer providers or by self-sourcing certain of their informational needs. Accordingly, competitive and market pressures may result in fewer clients, fewer subscriptions or investment product licenses, including as a result of client closures and consolidations, price reductions, prolonged selling and renewal cycles, and increased operating costs, such as for marketing and product development, which could, individually or in the aggregate, result in lower revenue, gross margins and operating income. See “—Our clients that pay us a fee based on the assets of an index-linked investment product may seek to negotiate a lower asset-based fee percentage or lower the total expense ratio of such products or may cease using our indexes, which could limit the growth of or decrease our revenues from asset-based fees” above and Part I, Item 1. “Business—Competition” above.

To remain competitive and generate customer demand, we must successfully develop new and enhanced products and services and effectively manage transitions and product integrations. Failure to do so could limit our ability to maintain or grow current revenues, which could have a material adverse effect on our business, financial condition or results of operations.

We operate in an industry that is characterized by rapid technological change and evolving industry standards. Due to the highly volatile and competitive nature of this industry and the impact of technological change on our products and services, we must continually introduce new products and services, enhance, including through integration of products and services within MSCI and with third-party platforms, existing products and services, and effectively generate customer demand for new and upgraded products and services. If, among other things, we fail to accurately anticipate or respond or adapt to evolving technologies and changing industry standards, if we fail to anticipate and meet the needs of our clients through the successful development of new products and services, if our new products and services are not attractive to our clients or cannot be integrated with third-party platforms, if our new products do not perform as well as anticipated, if we misprice our new products and services, if the launch of new products and offering of new services is not timely, or if competitors in any business line introduce products, services, systems and processes that are more competitive than ours or that gain greater market acceptance, we could lose market share and clients to our competitors which could materially adversely affect our business, financial condition or results of operations.

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

For the fiscal years ended December 31, 2017 and 2016, revenues from our ten largest clients accounted for 27.8% and 25.7% of our total revenues, respectively. Our revenue growth depends on our ability to obtain new clients and achieve and sustain a high level of renewal rates with respect to our existing subscription base and our investment product licenses. Failure to achieve one or more of these objectives could have a material adverse effect on our business, financial condition and operating results. For the fiscal year ended December 31, 2017, our largest client organization by revenue, BlackRock, accounted for 11.5% of our total revenues. For the fiscal years ended December 31, 2017 and 2016, 95.3% and 93.7%, respectively, of the revenue from BlackRock came from fees based on the assets in BlackRock’s ETFs that are based on our indexes. If one or more of our largest clients cancels or reduces its subscriptions or investment product licenses and we are unsuccessful in replacing those subscriptions or licenses, our business, financial condition or results of operations could be materially adversely affected. See “—Our clients that pay us a fee based on the assets of an index-linked investment product may seek to negotiate a lower asset-based fee percentage or lower the total expense ratio of such products or may cease using our indexes, which could limit the growth of or decrease our revenues from asset-based fees” above.

Our growth and profitability may not continue at the same rate as we have experienced in the past for several reasons, including if our operating costs are higher than expected, which could have a material adverse effect on our business, financial condition or results of operations.

We have experienced significant growth since we began operations. There can be no assurance that we will be able to maintain the levels of growth and profitability that we have experienced in the past. If we experience higher than expected operating costs, including increased personnel costs, occupancy costs, selling and marketing costs, investments in geographic expansion, communication costs, travel costs, application development costs, professional fees, costs related to information technology infrastructure and other costs, and we cannot adjust to these costs, our operating results may fluctuate significantly or our anticipated profitability may be reduced and our anticipated results of operations and financial position may be materially adversely affected.

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

The development, maintenance and support of our products and services are dependent upon the knowledge, skills, experience and abilities of our employees. Accordingly, we believe that the success of our business depends to a significant extent upon the continued service of our executives and other key management, research and development, sales and marketing, operations, information technology and other personnel. Although we do not believe that we are overly dependent upon any individual employee, our management and other employees may terminate their employment at any time and the loss of any of our key employees could have a material adverse effect on our business, financial condition or results of operations.

If our cash and long-term equity incentive compensation programs do not adequately engage our key employees or are not competitive, we may lose key personnel. If we fail to attract, engage and retain the necessary qualified personnel, the quality of our products and services as well as our ability to support and retain our customers and achieve business objectives may suffer, which could have a material adverse effect on our business, financial condition or results of operations.

Any future expansion may place significant strain on our management and other resources.

Our expansion in the past and any future expansion, particularly in emerging market locations, has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial, human resources, management, legal and compliance processes and information systems to keep pace with prior expansion of our business. There can also be no assurance that, if in the future, we expand organically or by way of acquisition, our management will be effective in attracting, engaging and retaining additional qualified personnel, including additional managers or key employees, developing effective leadership in all of our locations, expanding our physical facilities and information technology infrastructure, integrating acquired businesses or otherwise managing expansion. Additionally, new hires require significant training and may, in some cases, take a significant amount of time before becoming fully productive. Any failure to effectively manage expansion or to effectively manage the business could have a material adverse effect on our business, financial condition or results of operations. See “— We are subject to unanticipated costs in connection with political, economic, legal, operational, franchise and other risks as a result of our international operations, which could materially adversely impact our businesses” below, “— We are dependent on key personnel in our professional staff for their expertise. If we fail to attract or retain the necessary qualified personnel, including through our compensation programs, our business, financial condition or results of operations could be materially adversely affected ” above, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and Part I, Item 1. “Business—Company History” above.

Changes in government regulations, including the implementation of new or pending financial or operational regulations or the repeal of existing financial or operational regulations, could materially adversely affect our business, financial condition or results of operations.

The financial services industry is subject to extensive regulation at the federal and state levels, as well as by foreign governments with some jurisdictions regulating indexes directly. These regulations are complex, evolve frequently, and are subject to administrative interpretation and judicial construction in ways that could materially adversely affect our business. It is very difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business and our clients’ businesses. On June 23, 2016, the United Kingdom voted to leave the European Union through the Referendum of the United Kingdom’s Membership of the European Union, an event commonly referred to as “Brexit.” Brexit could lead to legal uncertainty and potentially divergent national laws and regulations that affect our business.  If we fail to comply with any applicable laws, rules or regulations, we could be subject to fines or other penalties. Additionally, we may be required to comply with multiple and potentially conflicting laws, rules or regulations in various jurisdictions, which could, individually or in the aggregate, result in materially higher compliance costs to us. It is possible that laws or regulations could cause us to restrict or change the way we license and price our products or could impose additional costs on us. Some changes to the laws, rules and regulations applicable to our clients could restrict our clients’ ability to use our products and services unless we change our products and services or could otherwise impact our clients’ demand for our products and services. As such, to the extent that our clients become bound by certain laws, rules or regulations, we may incur higher costs in connection with modifying our products or services at their request even in instances where we are not directly legally bound.  To the extent that we rely on our clients and vendors to provide data for our products and services and certain laws, rules or regulations impact our clients’ and vendors’ ability to provide that data to us or regulate the fees for which such data can be provided, our ability to continue to produce our products and services or the related costs could be negatively impacted.  There can be no assurance that changes in laws, rules or regulations will not have a material adverse effect on our business, financial condition or results of operations. The regulations that most materially impact us are described below:

•	Regulation Affecting Benchmarks. Regulation (EU) 2016/1011 on indexes used as benchmarks in financial instruments and financial contracts or to measure the performance of investment funds was published on June 30, 2016 with effect on January 1, 2018. The new regulation governs index development, calculation, dissemination, governance, maintenance and recordkeeping, as well as input data licensing, collection and dissemination. Because this regulation governs a new area, the full impact on our index product line is still to be determined. Additionally, the European Securities and Markets Authority (“ESMA”) may issue guidance with different or new interpretations with respect to the regulation or technical standards. Complying with the regulation, technical standards or guidance could lead to a change in our business practices and/or our ability to offer indexes in the European Union, including without limitation, by increasing our costs of doing business, diminishing our intellectual property rights, imposing constraints on our ability to meet contractual commitments to our data providers, or causing our data providers to refuse to provide data to us, any of which could have a material adverse effect on our equity and real estate index product lines. MSCI Limited, as the benchmark administrator for all MSCI equity indexes globally, applied for authorization as an EU benchmark administrator in October 2017 with the UK FCA.

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

On December 18, 2012, ESMA published guidelines on ETFs and other Undertakings for Collective Investment in Transferable Securities (“UCITS”) issues (ESMA/2012/832EN), which are updated from time to time by ESMA (“Guidelines”). The Guidelines limit the types of indexes that can be used as the basis of UCITS funds and require, among other things, index constituents, together with their respective weightings, to be made easily accessible free of charge, such as via the internet, to investors and prospective investors on a delayed and periodic basis. The Guidelines became effective as of February 17, 2013 with respect to newly launched UCITS funds. They became effective for all UCITS funds on February 17, 2014. We have made available a client communication with respect to our policies as they relate to the Guidelines. To the extent that ESMA issues new guidance or different or new interpretations with respect to the Guidelines, complying with such guidance could have a negative impact on our business and results of operations, including a material negative impact on our licensing of index data and/or our indexes as the basis of ETFs and other UCITS. Additionally, other jurisdictions outside of Europe have adopted, and others could adopt, similar concepts, proposals or regulations.

On July 17, 2013, the International Organization of Securities Commissions (“IOSCO”) published its final report on principles for financial benchmarks (“IOSCO Principles”). The IOSCO Principles cover conflicts of interest, benchmark quality and integrity, methodology requirements, procedures related to handling complaints, documentation requirements and audit reviews. The IOSCO Principles require benchmark administrators to publicly disclose whether they comply with the IOSCO Principles within 12 months of their initial publication, with such compliance subject to audit. We announced our implementation of the IOSCO Principles on July 16, 2014 and posted our compliance statement and audit results on our website in each of July 2016 and July 2015.  For 2017, we continued to rely on our 2016 compliance statement as updated in light of the Regulation (EU) 2016/1011. To the extent that IOSCO issues new principles or different or new interpretations with respect to the existing IOSCO Principles and/or any individual jurisdictions adopt similar, new or different concepts, proposals or regulations, complying with such principles, concepts, proposals or regulations could lead to a change in our business practices or our ability to offer our indexes, including without limitation, by increasing our costs of doing business, diminishing our intellectual property rights, imposing constraints on our ability to meet our commitments to our data providers or causing our data providers to refuse to provide data to us, any of which could have material adverse effect on our equity and real estate index product lines.

Additionally, on January 3, 2018, rules became effective in the EU that require sell-side firms to unbundle the costs of research, and separately charge buy-side firms for execution, investment research and other advisory services.  MSCI is not such a firm, and we rely on our clients to determine whether their use of our products and services falls within the definition of investment research, and from which budget our fees are to be paid.  The impact of these decisions on our clients’ budgets and the ongoing uncertainty around the application of the rules has led to and could continue to lead to delays in the execution of agreements and the potential loss of revenue in the EU, specifically for certain of our ESG Research products. If additional rules or interpretations are issued that expand the definition of investment research services in such a way that causes our clients in the EU to believe other of our products and services constitute investment research, these negative impacts could increase which could materially adversely affect our business, financial condition or results of operations.

•

Data Privacy Legislation. Changes in laws, rules or regulations, or consumer environments relating to privacy or information collection and use may affect our ability to collect, manage, aggregate, store, transfer and use personal data. There could be a material adverse impact on our direct marketing due to the enactment of legislation or industry regulations, or simply a change in practices, arising from public concern over privacy issues. Restrictions could be placed upon the collection, management, aggregation, storage, transfer and use of information that is currently legally available, in which case our cost of collecting, managing, aggregating, storing, transferring or using certain types of data could materially increase. It is also possible that we could be prohibited from collecting, managing, aggregating, storing, transferring or using certain types of data, which could materially adversely affect our ability to meet our clients’ needs.  Most recently, the European Parliament adopted the General Data Protection Regulation (“GDPR”) which will take effect in May 2018. The GDPR imposes additional operational requirements for companies that receive or process personal data of residents of the EU that are different than those currently in place in the EU. In addition, the GDPR will include significant penalties for non-compliance.  The costs of compliance with, and other burdens imposed by, such laws, rules or regulations may limit the use and adoption of our products and services and could have a material adverse impact on our results of operations.

•

Investment Advisers Act. Except with respect to certain products provided by MSCI ESG Research and certain of its subsidiaries, we believe that our products and services do not constitute or provide investment advice as contemplated by the Investment Advisers Act of 1940 (“Advisers Act”). Future developments in our product lines or changes to current laws, rules or regulations could cause this status to change. The Advisers Act imposes fiduciary duties, recordkeeping and reporting requirements, disclosure requirements, limitations on agency and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. It is possible that in addition to MSCI ESG Research and certain of its subsidiaries, other entities in our corporate family may be required to register as an investment adviser under the Advisers Act or comply with similar laws or requirements in states or foreign jurisdictions.

•

Dodd-Frank Act and Other Financial Regulations. We may be materially adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. Uncertainty caused by political change in the United States and Europe (e.g., Brexit and the change in presidential administration and congressional composition in the United States in 2017) heightens regulatory uncertainty. The enactment of the Dodd-Frank Act on July 21, 2010 had a significant impact on many aspects of the way in which the financial services industry conducts business. However, the full effect of the Dodd-Frank Act is still unknown given that certain rules and regulations promulgated under the Dodd-Frank Act have yet to take effect or may be largely repealed or modified. As a result of the regulatory uncertainty surrounding the Dodd-Frank Act, complying with its existing and future requirements could negatively impact the business, operations and financial viability of many of our clients which, in turn, could have a negative impact on our business and results of operations.

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

Our clients may internally develop certain functionality contained in the products or services they currently license from us. For example, a number of our clients have obtained regulatory clearance to create indexes for use as the basis of ETFs that they manage. For example, on September 20, 2016, Blackrock received exemptive relief from the SEC to create certain indexes for use as the basis of ETFs that it would manage. Similarly, some of our clients who currently license our risk data to analyze their portfolio risk may develop their own tools to collect data and assess risk, making our products or services unnecessary for them.  To the extent that our clients become more self-sufficient, demand for our products or services may be reduced, which could have a material adverse effect on our business, financial condition or results of operations. A growing number of asset managers and investment banks, in partnership with index providers that offer calculation agent services, or acting together with an industry group or association, have created or may create their own range of proprietary indexes, which they use to manage funds or as the basis of ETFs, structured products or OTC derivatives. See “— A limited number of clients account for a material portion of our revenue. Cancellation of subscriptions or investment product licenses by any of these clients could have a material adverse effect on our business, financial condition or results of operations” above and “— Increased competition and financial and budgetary pressures affecting clients in our industry may cause price reductions or loss of market share, which may materially adversely affect our business, financial condition or results of operations” above.

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

•

Trademarks and Service Marks — We have registered, among others, “MSCI,” “Barra,” “RiskMetrics” and “RiskManager” as trademarks or service marks in the U.S. and in certain foreign countries. When we enter a new geographic market or introduce a new product brand, there can be no assurance that our existing trademark or service mark of choice will be available. Furthermore, the fact that we have registered trademarks is not an assurance that other companies may not use the same or similar names.

•

Patents — We currently hold 22 U.S. and foreign patents. We currently have one U.S. patent application pending. Patent applications can be extremely costly to process and defend. There can be no assurance that we will be issued any patents that we apply for or that any of the rights granted under any patent that we obtain will be sufficient to protect our competitive advantages.

•

Copyrights — We believe our proprietary software and proprietary data are copyright protected. If a court were to determine that any of our proprietary software or proprietary data, such as our index level data, is not copyright protected, it could have a material adverse effect on our business, financial condition or results of operations.

•

Confidentiality and Trade Secrets — Our license agreements limit our clients’ right to copy or disclose our proprietary software and data. It is possible, however, that a client might still make unauthorized copies of our proprietary software or data, which could have a material adverse effect on our business, financial condition or results of operations. For example, if a client who licensed a large volume of our proprietary historical data made that information publicly available, we might lose potential clients who could freely obtain a copy of the data. We also seek to protect our proprietary software and data through trade secret protection and through non-disclosure obligations with our employees. However, if an employee breaches his or her non-disclosure obligation and reveals a trade secret or other confidential information, we could lose the trade secret or confidentiality protection, which could have a material adverse effect on our business, financial condition or results of operations. Furthermore, it may be very difficult to ascertain if a former employee is inappropriately using or disclosing our confidential or proprietary information. We have investigated suspicions that former employees have used or disclosed our confidential or proprietary information, but we may not be able to determine with certainty whether misappropriation has occurred.

Likewise, we cannot be certain that we are aware or in the future will be aware of every instance in which this sort of behavior may occur. Additionally, the enforceability of our license and other agreements’ non-disclosure obligations and the availability of remedies to us in the event of a breach may vary due to the many different jurisdictions in which our clients and employees are located.

•

License Agreements — Our products are generally made available to end users on a periodic subscription basis under a license agreement signed by the client. We also permit access to some data, such as certain index information, through the internet under online licenses that are affirmatively acknowledged by the licensee or under terms of use. There can be no assurance that third parties will abide by the terms of our licenses or that all of our license agreements will be enforceable.

•

Third-Party Litigation — There have been a number of lawsuits in multiple jurisdictions, including in the U.S. and Germany, regarding whether issuers of index-linked investment products are required to obtain a license from the index owner or whether issuers may issue investment products based on publicly-available index level data without obtaining permission from (or making payment to) the index owner. The outcome of these cases depends on a number of factors, including the governing law, the amount of information about the index available without a license and the other particular facts and circumstances of the cases. In some instances, the results have been unfavorable to the index owner. If courts or regulators or other governmental bodies in relevant jurisdictions determine that a license is not required to issue investment products linked to indexes, this could have a material adverse effect on our business, financial condition or results of operations. See “— Changes in government regulations, including the implementation of new or pending financial or operational regulations or the repeal of existing financial or operational regulations, could materially adversely affect our business, financial condition or results of operations” above. It might also lead to changes in current industry practices such that we would no longer make our index level data publicly available, such as via our website or news media, on a timely basis.

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

Our use of open source code could introduce security vulnerabilities into our internal network system, impose unanticipated delays or costs in deploying our products, or impose conditions or restrictions on our ability to commercialize our products or keep them confidential.

We rely on open source code to develop software and to incorporate it in our products, as well as to support our internal systems and infrastructure. The use of open source code may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims, the quality of the code or the security of the code. Despite our efforts and processes to prevent breaches of our internal network system through security patches and software updates, we are still vulnerable to cyber-attacks launched by those seeking to exploit vulnerabilities in such code. Such cyber-attacks could have a materially adverse effect on our business, financial condition or results of operations.  Further, some open source licenses provide that if we combine our proprietary applications with open source software in a certain manner, we could be required to release the source code of our proprietary applications to the public. This would allow our competitors to create similar products with less development effort and time and ultimately put us at a competitive disadvantage. Additionally, the terms of many open source code licenses are ambiguous and have not been interpreted by U.S. courts. Accordingly, there are risks that there may be a failure in our procedures for controlling the usage of open source code or that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In either event, we could be required to seek licenses from third parties on terms that are not commercially feasible in order to continue offering our products, to make generally available (in source code form) portions of our proprietary code, to re-engineer our products or systems, to discontinue the licensing of our products if re-engineering could not be accomplished on a timely or cost-effective basis, or to take other remedial action that could divert resources away from our development efforts. Any of these requirements could materially adversely affect our business, financial condition or results of operations.

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

Errors or defects can exist at any point in a product’s life cycle, but are frequently found after introduction of new products or enhancements to existing products. We continually introduce new methodologies and products, and new versions of our products. Despite internal testing and testing by current clients, our current and future products may contain serious defects or malfunctions. If we detect any errors before we release a product or publish a methodology, we might have to delay the product or index release for an extended period of time while we address the problem. We may not discover errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors, and in certain cases it may be impracticable to correct such errors. If undetected errors exist in our products or methodologies, or if our products fail to perform properly due to defects, malfunctions or similar problems, it could result in harm to our brand or reputation, lost sales, delays in commercial release, third party claims, contractual disputes, negative publicity, delays in or loss of market acceptance of our products, license terminations or renegotiations and/or unexpected expenses and diversion of resources to remedy or mitigate such errors. Additionally, any undetected errors, defects, malfunctions or similar problems in our products or methodologies could lead to significant failures, disruptions or slowdowns with respect to our product delivery to clients. The realization of any of these events could materially adversely affect our business, financial condition or results of operations. See “— Certain events could lead to interruptions in our operations, including interruptions affecting our information technology platform, electronic delivery systems and the internet, which could impair our ability to provide clients with products and customer service. Any resulting failures, disruptions or instability may have a material adverse effect on our financial condition or results of operations” above.

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

A significant portion of our revenues comes from our products that are focused on various aspects of managing or monitoring equity portfolios. Volatility in equity markets over an extended period or other factors may lead to an overall decline in the viability of such markets, which could reduce new business opportunities for us and our clients. To the extent our clients significantly deemphasize equity securities in their investment strategies, the demand for our equity products would likely decrease, which could have a material adverse effect on our business, financial condition or results of operations. Additionally, while we offer products and services to both active and passive investment managers, an economic trend that significantly favors either active investment management or passive investment management could lead to a decrease in our revenues that would not be fully offset by revenues generated from products and services sold to passive or active investment managers. See “— Our revenues attributable to asset-based fees may be affected by changes in the capital markets, particularly the equity capital markets. A decrease in our revenues attributable to these fees could have a material adverse effect on our business, financial condition or results of operations” above.

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

An element of our growth strategy is growth through acquisitions. As we continue pursuing selective acquisitions to support our growth strategy, we seek to be a disciplined acquirer, and there can be no assurance that we will be able to identify suitable candidates for successful acquisition at acceptable prices. In addition, our ability to achieve the expected returns and synergies from our past and future acquisitions depends in part upon our ability to effectively integrate the offerings, technology, sales, administrative functions and personnel of these businesses into our business. We cannot provide assurance that we will be successful in integrating acquired businesses or that our acquired businesses will perform at the levels we anticipate. In addition, our past and future acquisitions may subject us to unanticipated risks or liabilities or disrupt our operations. Any acquisition could present a number of risks, including:

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the years ended December 31, 2017 and 2016, 13.4% and 16.9%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 13.4% of non-U.S dollar exposure for the year ended December 31, 2017, 39.6% was in Euros, 27.3% was in Japanese yen and 26.8% was in British pounds sterling. Of the 16.9% of non-U.S dollar exposure for the year ended December 31, 2016, 35.5% was in British pounds sterling, 34.4% was in Euros, and 24.9% was in Japanese yen.

Revenues from index-linked investment products represented 21.7% and 18.3% of operating revenues for the years ended December 31, 2017 and 2016, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which approximately two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 36.9% and 38.3% of our operating expenses for the years ended December 31, 2017 and 2016, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees,

Swiss francs, Euros, Hungarian forints, Hong Kong dollars, Chinese yuan and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $2.2 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively. Although we believe that our guidelines and policies are reasonable and prudent, any hedging instruments that we are currently party to or may enter into in the future may not be successful, resulting in an adverse impact on our results of operations.

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

As of December 31, 2017, we had $2.1 billion of outstanding indebtedness in the form of senior unsecured notes (collectively, the “Senior Notes”).  We also maintain a $220.0 million senior unsecured revolving credit agreement (the “Revolving Credit Agreement”), which was undrawn as of December 31, 2017.  The Revolving Credit Agreement is subject to an unused commitment fee of 0.35%.  We recognized an interest expense associated with the Senior Notes and the Revolving Credit Agreement of approximately $116.0 million for the year ended December 31, 2017.

Although management believes that our cash flows will be sufficient to service our outstanding indebtedness, we cannot assure you that we will generate and maintain cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our ability to make payments on indebtedness and to fund planned capital expenditures depends on our ability to generate and access cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations or access it, we may need to refinance all or a portion of our indebtedness on or before maturity and we may not be able to secure additional financing on terms favorable or acceptable to us or at all. Absent sufficient cash flow and the ability to refinance, we could also be forced to sell assets to make up for any shortfall in our payment obligations. The restrictive covenants in our debt agreements, however, limit our and our subsidiaries’ ability to sell assets and also restrict the use of proceeds from such a sale. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, ability to obtain financing and ability to compete in our industry could be materially adversely affected.

We may need to incur substantial additional debt from time to time under our existing debt agreements to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could intensify, including by making it difficult for us to optimally capitalize and manage the cash flow for our business or placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

Furthermore, the terms of our debt agreements include restrictive covenants that limit, among other things, our and our existing and future subsidiaries’ financial flexibility. If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default that, in some cases, if continuing, could result in the accelerated payment of our debt obligations or the termination of borrowing commitments on the part of the lenders under our Revolving Credit Agreement. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a description of the restrictive covenants in our debt agreements.

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

As we continue to expand our international operations, we increase our exposure to political, economic, legal, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible capital controls, exchange controls, customs duties, sanctions compliance, tax penalties, levies or assessments, broad regulatory discretion and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability in certain of the countries or regions in which we conduct operations. A significant number of our employees are located in offices outside of the U.S. and a number of those employees are located in emerging market locations. For example, as of December 31, 2017, 59.0% of our employees were located in emerging market locations. The cost of establishing and maintaining these offices, including costs related to information technology infrastructure, as well as the costs of attracting, training and retaining employees in these locations may be higher, or may increase at a faster rate, than we anticipate, which could have a material adverse effect on our business, financial condition or results of operations.

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

We are subject to various anti-corruption laws that prohibit improper payments or benefits or offers of payments or benefits to foreign governments and their officials and, in some cases, to employees of a business for the purpose of obtaining or retaining business. We have business in countries and regions which are less developed and are generally recognized as potentially more corrupt business environments. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various anti-corruption laws including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”) and the U.K. Bribery Act 2010. We have implemented safeguards and policies to discourage these practices by our employees and agents. However, our existing safeguards and any future improvements may prove to be less than fully effective and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions we may be subject to regulatory sanctions. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions and penalties, and we may be subject to other liabilities which could have a material adverse effect on our business, results of operations and financial condition.

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

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, withholding, property and goods and services taxes, in the U.S. and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

The 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and may impact our results of operations in the period issued.

Tax Reform requires complex computations not previously provided in U.S. tax law. Further, compliance with Tax Reform and the accounting for such provisions require accumulation of information not previously required or regularly produced. We have provided a provisional estimate on the transitional effect of Tax Reform in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, we may make adjustments to provisional transitional amounts that we have recorded that may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made throughout the allowable measurement period. In addition, we are in the process of analyzing the effects of new and complex provisions of Tax Reform that will have an impact on our results starting in fiscal 2018 and this analysis may change as further guidance is issued by relevant taxing authorities. Furthermore, foreign governments may enact laws in response to Tax Reform that could result in further changes to global taxation and materially affect our financial position and results of operation.

Our investments in recorded goodwill and other intangible assets as a result of acquisitions, including goodwill and other intangible assets resulting from our acquisitions, could be impaired as a result of future business conditions, requiring us to record substantial write-downs that would reduce our operating income.

We have goodwill and intangible assets of $1,882.5 million recorded on our balance sheet as of December 31, 2017. We evaluate the recoverability of recorded goodwill amounts annually or when evidence of potential impairment exists. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These impairment tests are based on several factors requiring management’s judgment. Changes in fair market valuations and our operating performance or business conditions, in general, could result in future impairments of goodwill or intangible assets which could materially adversely affect our results of operations. In addition, if we are not successful in achieving anticipated operating efficiencies associated with acquisitions, our goodwill and intangible assets may become impaired.

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

We provide full-year financial guidance and long-term targets to the public based upon our assumptions regarding our expected financial performance. For example, we provide assumptions regarding our ability to manage our expenses generate free cash flow, achieve a certain effective tax rate and achieve our profitability targets. While we believe that our annual financial guidance and long-term targets provide investors and analysts with insight to our view of the Company’s future performance, such financial guidance and long-term targets are based on assumptions that may not always prove to be accurate and may vary from actual results. If we fail to meet the full-year financial guidance or achieve the long-term targets that we provide, or if we find it necessary to revise such guidance during the year or long-term targets over time, the market value of our common stock could be adversely affected.

Item 1B.	Unresolved Staff Comments

Nothing required to be disclosed.

Item 2.	Properties

Our corporate headquarters is located in New York, New York. This is also our largest sales office and one of our main research centers. As of December 31, 2017, our principal offices consisted of the following leased properties:

		Number of
Location	Square Feet	Offices	Expiration Date
Mumbai, India	126,286	1	September 30, 2018
New York, New York	125,811	1	February 28, 2033
Budapest, Hungary	49,318	1	February 29, 2024
Berkeley, California	34,178	1	February 29, 2020
London, England	30,519	1	December 25, 2026
Monterrey, Mexico	28,933	1	December 31, 2020
Manila, Philippines	25,747	1	July 31, 2022
Norman, Oklahoma	23,664	1	May 31, 2024
Conshohocken, Pennsylvania	15,590	1	June 30, 2019
Boston, Massachusetts	13,506	1	November 30, 2021
Geneva, Switzerland	11,883	1	March 31, 2019

As of December 31, 2017, we also leased and occupied offices in the following locations (in descending order of square footage): Chicago, Illinois; San Francisco, California; Beijing, China; Frankfurt, Germany; Shanghai, China; Hong Kong, China; Paris, France; Sydney, Australia; Tokyo, Japan; Ann Arbor, Michigan; Portland, Maine; Toronto, Canada; Singapore; Almere, Netherlands; Seoul, Korea; Milan, Italy; Gaithersburg, Maryland; Cape Town, South Africa; Stockholm, Sweden; Sao Paolo, Brazil; and Dubai, United Arab Emirates.

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

Stock Price and Dividends

Our common stock has traded on the New York Stock Exchange since November 15, 2007 and trades under the symbol “MSCI.” As of February 16, 2018, there were 128 shareholders of record of our common stock. The following table presents the high and low closing prices per share and cash dividends declared and distributed per share of our common stock from January 1, 2016 through December 31, 2017.

Years Ended	High	Low	Dividends per Share of Common Stock
December 31, 2017
First Quarter	$99.31	$78.71	$0.28
Second Quarter	$106.17	$96.26	$0.28
Third Quarter	$117.74	$102.28	$0.38
Fourth Quarter	$129.35	$116.98	$0.38

December 31, 2016
First Quarter	$74.08	$63.16	$0.22
Second Quarter	$79.79	$71.86	$0.22
Third Quarter	$90.12	$76.78	$0.28
Fourth Quarter	$83.51	$77.14	$0.28

On February 16, 2018, the per share closing price of our common stock on the New York Stock Exchange was $145.00.

Dividend Policy

On September 17, 2014, the Board of Directors approved a plan to initiate a regular quarterly cash dividend. On January 30, 2018, our Board of Directors declared a quarterly cash dividend, in an amount of $0.38 per share of common stock, to be paid on March 15, 2018 to shareholders of record as of the close of trading on February 16, 2018.

The payment amounts of future dividends will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, business conditions, corporate law requirements and other factors.

The Transfer Agent and Registrar for our common stock is Broadridge Financial Solutions, Inc.

Equity Compensation Plans

On February 18, 2016, the Board of Directors, upon the recommendation of the Compensation and Talent Management Committee of the Board of Directors (the “Compensation Committee”), approved the MSCI Inc. 2016 Non-Employee Directors Compensation Plan (the “Directors Plan”), a cash and equity incentive compensation plan that was approved by shareholders at the Company’s 2016 annual meeting of shareholders. The Directors Plan replaced the Company’s then existing non-employee director compensation plan—the MSCI Inc. Independent Directors’ Equity Compensation Plan (the “2011 Plan”). The total number of shares authorized to be awarded under the Directors Plan is 352,460, which is equal to the number of shares that remained available for issuance under the 2011 Plan.

Under the Directors Plan, directors that are not employees of the Company receive annual Board retainer fees and fees for serving on the Company’s committees, if applicable, and pursuant to the terms of the Directors Plan, a director may make an election to receive all or any portion of such director’s retainer and committee fees in shares of our common stock in lieu of cash. Non-employee directors are entitled to receive an annual grant of $140,000 each in stock units and the lead director is entitled to an additional $25,000 in stock units (a total of $165,000), which are typically subject to a one-year vesting schedule. Effective May 1, 2018, non-employee directors will be entitled to receive an annual grant of $160,000 and the lead director will be entitled to an additional $50,000 in stock units (a total of $210,000), which will also be subject to a one-year vesting schedule.  Under the MSCI Inc. Non-Employee Directors Deferral Plan, directors may elect to defer receipt of all or any portion of any shares of our common stock issuable upon conversion of any stock unit or any retainer elected to be paid in shares of our common stock until (i) 60 days following separation of service or (ii) the earlier of a specified date or 60 days following separation of service.

On February 18, 2016, the Board of Directors, upon the recommendation of the Compensation Committee, approved the MSCI Inc. 2016 Omnibus Plan (“Omnibus Plan”), a new equity incentive compensation plan that was approved by shareholders at the Company’s 2016 annual meeting of shareholders. The Omnibus Plan replaced the Company’s then existing equity compensation plan—the MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (as amended, the “2007 Plan”). Compensation paid to the Company’s executive officers historically complied with the performance-based compensation exception under 162(m) of the IRC (“162(m)”) by being granted pursuant to the MSCI Inc. Performance Formula and Incentive Plan (the “Performance Plan”). Shareholder approval of the Omnibus Plan constituted approval of the material terms of the performance goals under the Omnibus Plan for purposes of 162(m). Despite the changes implemented by Tax Reform, the Company will continue to maintain the Performance Plan and may make awards pursuant to this plan.

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

The following table presents certain information with respect to our equity compensation plans at December 31, 2017:

	Number of Securities to be Issued Upon Vesting of Restricted Stock Units and Exercise of Outstanding Options a	Weighted Average Unit Award Value of Restricted Stock Units and Weighted -Average Exercise Price of Outstanding Options b	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) c
Equity Compensation Plans Not Approved by Security Holders	—	$—	—
Equity Compensation Plans Approved by Security Holders
MSCI Amended and Restated 2007 Equity Incentive Compensation Plan	903,539	$58.61	—
RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan	95,311	$21.13	—
MSCI Inc. 2016 Omnibus Plan	548,826	$80.94	7,002,387
MSCI Inc. 2016 Non-Employee Directors Compensation Plan	16,181	$100.95	311,870
Total	1,563,857	$64.60	7,314,257

Stock Repurchases

On October 28, 2015, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $1.0 billion worth of shares of MSCI’s common stock (the “2015 Repurchase Program”). On October 26, 2016, the Board of Directors approved an additional stock repurchase program authorizing the purchase of up to $750.0 million worth of shares of our common stock (together with the $330.3 million remaining authorization under the 2015 Repurchase Program, the “2016 Repurchase Program”). Share repurchases made pursuant to the 2016 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

For the year ended December 31, 2017, the Company repurchased approximately 1.6 million shares at an average price of $87.96 per share for a total value of $136.9 million pursuant to open market repurchases under the 2016 Repurchase Program.

The following table provides information with respect to purchases made by or on behalf of the Company of its common stock during the quarter ended December 31, 2017. There were no other share repurchases during the quarter outside of the repurchases noted below.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (October 1, 2017-October 31, 2017)	494	$121.13	-	$733,122,000
Month #2 (November 1, 2017-November 30, 2017)	400	$124.00	400	$733,073,000
Month #3 (December 1, 2017-December 31, 2017)	-	$-	-	$733,073,000
Total	894	$122.41	400	$733,073,000

(1)

Includes (i) shares purchased by the Company in the open market; (ii) shares withheld to satisfy tax withholding obligations on behalf of employees in connection with the vesting and delivery of outstanding shares underlying restricted stock units; (iii) shares withheld to satisfy tax withholding obligations on behalf of employees in connection with the vesting and delivery of outstanding shares underlying performance stock units; (iv) shares withheld to satisfy tax withholding obligations and exercise prices on behalf of employees in connection with the exercise and delivery of outstanding shares underlying stock options; and (v) shares held in treasury under the MSCI Inc. Non-Employee Directors Deferral Plan. The value of the shares withheld were determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company. The amount also includes shares repurchased under the 2016 Repurchase Program.

(2)	See Note 8, “Shareholders’ Equity” of the Notes to the Consolidated Financial Statements included herein for further information regarding our stock repurchase programs.

Recent Sales of Unregistered Securities

The Company has issued an aggregate principle amount of $2.1 billion in senior unsecured notes (collectively, the “Senior Notes”) in three discrete private offerings in the amounts of $800.0 million, $800.0 million and $500.0 million, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company completed its offering of the 2026 Senior Notes on August 4, 2016, the 2025 Senior Notes on August 13, 2015 and the 2024 Senior Notes on November 20, 2014. The Senior Notes have not been registered under the Securities Act or any state securities laws.

There were no unregistered sales of equity securities in the year ended December 31, 2017.

Use of Proceeds from Sale of Registered Securities

None.

FIVE-YEAR STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholders’ return on our common stock, the Standard & Poor’s 500 Stock Index and the NYSE Composite Index since December 31, 2012 assuming an investment of $100 at the closing price on December 31, 2012. In calculating total annual shareholders’ return, reinvestment of dividends, if any, is assumed. The indexes are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indexes are an appropriate measure of the relative performance of the common stock. This graph is not “soliciting material,” is not to be deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Total Investment Value

	Years Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013	2012
MSCI Inc.	$424	$261	$236	$154	$141	$100
S&P 500	$208	$171	$153	$151	$132	$100
NYSE Composite Index	$172	$145	$129	$135	$126	$100

Source: Bloomberg

Item 6.	Selected Financial Data

Our selected consolidated financial data for the periods presented should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

The selected Consolidated Statement of Income data for the years ended December 31, 2017, 2016 and 2015 and the selected Consolidated Statement of Financial Condition data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K. Our consolidated financial statements for the years ended December 31, 2017, 2016 and 2015 have been audited and reported upon by an independent registered public accounting firm in each period. The selected Consolidated Statement of Income data for the years ended December 31, 2014 and 2013 and the selected Consolidated Statement of Financial Condition data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The selected financial information presented below may not be indicative of our future performance.

	Years Ended
	December 31,	December 31,	December 31,	December 31,		December 31,
	2017	2016	2015 (1)	2014 (2)		2013 (4)
	(in thousands, except operating margin and per share data)
Operating revenues	$1,274,172	$1,150,669	$1,075,013	$996,680		$913,364
Total operating expenses	694,984	662,565	671,115	659,514		573,033
Operating income	579,188	488,104	403,898	337,166		340,331
Other expense (income), net	112,289	102,166	54,344	28,828		27,503
Provision for income taxes	162,927	125,083	119,516	109,396		112,918
Income from continuing operations, net of income taxes	303,972	260,855	230,038	198,942		199,910
Income (loss) from discontinued operations, net of income taxes	—	—	(6,390)	85,171	(3)	22,647
Net income	$303,972	$260,855	$223,648	$284,113		$222,557
Operating margin	45.5%	42.4%	37.6%	33.8%		37.3%
Basic earnings per share:
Earnings per basic common share from continuing operations	$3.36	$2.72	$2.11	$1.72		$1.66
Earnings per basic common share from discontinued operations	—	—	(0.06)	0.73		0.19
Earnings per basic common share	$3.36	$2.72	$2.05	$2.45		$1.85
Diluted earnings per share:
Earnings per diluted common share from continuing operations	$3.31	$2.70	$2.09	$1.70		$1.64
Earnings per diluted common share from discontinued operations	—	—	(0.06)	0.73		0.19
Earnings per diluted common share	$3.31	$2.70	$2.03	$2.43		$1.83
Weighted average shares outstanding used in computing earnings per share
Basic	90,336	95,986	109,124	115,737		120,100
Diluted	91,914	96,540	109,926	116,706		121,074
Dividends declared per common share	$1.32	$1.00	$0.80	$0.18		$—

	As of or For the
	Years Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015 (1)	2014 (2)	2013 (4)
Cash and cash equivalents	$889,502	$791,834	$777,706	$508,799	$358,434
Accounts receivable (net of allowances)	$327,597	$221,504	$208,239	$178,717	$169,490
Goodwill and intangibles, net of accumulated amortization	$1,882,457	$1,903,490	$1,957,111	$1,998,532	$2,408,871
Total assets	$3,275,668	$3,082,578	$3,146,987	$2,882,533	$3,129,286
Deferred revenue	$374,365	$334,358	$317,552	$310,775	$319,735
Current maturities of long-term debt	$—	$—	$—	$—	$18,301
Long-term debt, net of current maturities	$2,078,093	$2,075,201	$1,579,404	$788,358	$782,652
Total shareholders' equity	$401,012	$317,605	$901,487	$1,432,833	$1,564,347

(1)

Includes the impact of the Insignis business (“Insignis”) from the October 16, 2015 acquisition date, which was not material. Deferred taxes have been presented in accordance with new accounting guidance prospectively beginning on December 31, 2015. Prior periods have not been retrospectively restated to match this presentation.

(2)	Includes the results of GMI Ratings from the August 11, 2014 acquisition date, the impact of which was not material.
(3)	Includes the net gain resulting from the disposition of ISS, the impact of which was not material.
(4)	Includes the results of Investor Force Holdings, Inc. (“InvestorForce”) from the January 29, 2013 acquisition date, the impact of which was not material.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an innovative and leading provider of mission-critical investment decision support tools, including indexes; portfolio construction and risk management products and services; ESG research and ratings; and real estate research, reporting and benchmarking offerings.  Our research-derived intellectual property includes methodologies, models, derived data and algorithms (collectively, “content”), as well as applications and services, which help our clients manage their investment processes and address their investment, risk and regulatory challenges.

Our clients comprise a wide spectrum of the global investment industry and include asset owners (pension funds, endowments, foundations, central banks, sovereign wealth funds, family offices and insurance companies), asset managers (institutional, mutual funds, hedge funds, ETFs, private wealth, private banks and real estate investment trusts), private wealth managers, private banks, real estate investment trusts, financial intermediaries (banks, broker-dealers, exchanges, custodians, trust companies and investment consultants) and data distributors.

Our offerings are used by our clients across multiple asset classes to achieve a wide range of objectives, including benchmarking, index-linked product creation, portfolio construction, performance measurement and attribution, risk management, as well as investor and regulatory reporting.  In addition, our clients are increasingly integrating the content developed across our company, such as factor and ESG data and indexes, into their investment processes.

As of December 31, 2017, we had over 7,000 clients across 88 countries. To calculate the number of clients, we use the shipping address of the ultimate customer utilizing the product which counts affiliates, user locations, or business units within a single organization as separate clients.  If we aggregate all related clients under their respective parent entity, the number of clients would be approximately 4,000 as of December 31, 2017. We had offices in 32 cities in 21 countries to help serve our diverse client base, with 52.6% of our revenues coming from clients in the Americas, 34.9% in Europe, the Middle East and Africa (“EMEA”) and 12.5% in Asia and Australia.

Our principal business model is to license annual, recurring subscriptions to our offerings for a fee, which is, in a majority of cases, paid in advance. Fees may vary by offering, number of users or volume of services. Fees attributable to annual, recurring subscriptions are recorded as deferred revenues on our Consolidated Statement of Financial Condition and are recognized on our Consolidated Statement of Income as the service is rendered. Furthermore, a portion of our revenues comes from clients who use our indexes as the basis for index-linked investment products, such as ETFs, or as the basis for passively managed funds and separate accounts. These clients commonly pay us a license fee, typically in arrears, for the use of our intellectual property primarily based on the AUM in their investment product. We also generate revenues from certain exchanges that use our indexes as the basis for futures and options contracts and pay us a license fee, typically in arrears, for the use of our intellectual property based on their volume of trades. In addition, we generate revenues from subscription agreements for the receipt of periodic benchmark reports, digests and other publications, which are most often associated with our Real Estate offerings that are recognized upon delivery of such reports or data updates. Fees are primarily paid in arrears after the offering is delivered. We also realize one-time fees related to customized reports, historical data sets and certain implementation and consulting services, as well as from certain offerings that are purchased on a non-renewal basis.

In evaluating our financial performance, we focus on revenue and profit growth, including results accounted for under accounting principles generally accepted in the United States (“GAAP”) as well as non-GAAP measures, for the Company as a whole and by operating segment. In addition, we focus on operating metrics, including Run

Rate, subscription sales and Aggregate Retention Rate to manage the business. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our profits into excess cash in the future. Our growth strategy includes: (a) creating broad and innovative research-driven content, (b) expanding our client base and deepening existing client relationships, (c) developing flexible and scalable technology, (d) expanding value-added service offerings and (e) executing strategic relationships and acquisitions.

Key Financial Metrics and Drivers

As discussed in the previous section, we utilize a portfolio of key financial metrics to manage the Company, including GAAP and non-GAAP measures. As detailed below, we review revenues by type and by segment, or major product line. We also review expenses by activity, which provides more transparency into how resources are being deployed. In addition, we utilize operating metrics including Run Rate, subscription sales and Aggregate Retention Rate, to analyze past performance and to provide insight into our latest reported portfolio of recurring business.

In the discussion that follows, we provide variances excluding the impact of foreign currency exchange rate fluctuations when the impact is not considered negligible. Foreign currency exchange rate fluctuations reflect the difference between the current period results as reported compared to the current period results recalculated using the foreign currency exchange rates in effect for the comparable prior period. It should be noted that while a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which two-thirds are invested in underlying securities that are dominated in currencies other than the U.S. dollar. The underlying impact of such will not be reflected in the variances excluding the impact of foreign currency exchange rate fluctuations.

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

Recurring subscription revenues represent fees earned from clients primarily under renewable contracts or agreements and are recognized in most cases ratably over the term of the license or service pursuant to the contract terms. The contracts state the terms under which these fees are to be calculated. The fees are recognized as we provide the product and service to the client over the license period and are generally billed in advance, prior to the license start date. When implementation services are included, we recognize revenues ratably from the date the application is put into production through the end of the license period. Revenues associated with implementation services, which are allocated based on MSCI’s best estimated sales price for such implementation services, are recognized ratably over the useful life of those services. Revenues from subscription agreements for the receipt of periodic benchmark reports, digests, and other publications, which are most often associated with our real estate offerings, are recognized upon delivery of such reports or data updates.

Asset-based fees are principally recognized based on the estimated AUM linked to our indexes from independent third-party sources or the most recently reported information provided by the client. Asset-based fees include revenues related to futures and options contracts linked to our indexes, which are primarily based on trading volumes.

Non-recurring revenues primarily represent fees earned on products and services where we do not have renewal contracts and primarily include revenues for providing historical data, certain implementation services and other special client requests. Based on the nature of the services provided, non-recurring revenues are recognized upon delivery or over the service period.

Effective January 1, 2018, MSCI adopted the new revenue standard as set forth under ASC Subtopic 606-10, “Revenue from Contracts with Customers.” See “—Recent Accounting Standards Updates” below for additional information.

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

Cost of Revenues

Cost of revenues consists of costs related to the production and servicing of our products and services and primarily includes related information technology costs, including data center, platform and infrastructure costs; costs to acquire, produce and maintain market data information; costs of research to support, maintain existing products; costs of product management teams; costs of client service and consultant teams to support customer needs; as well as other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs.

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

Research and Development

R&D expenses consist of the costs to develop new or enhance existing products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily includes the costs of development, research, product management, project management and the technology support associated with these efforts.

General and Administrative

G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and internal capitalized software projects. Intangibles arising from past acquisitions consist of customer relationships, trademarks and trade names, technology and software, proprietary processes and data and non-competition agreements. We amortize definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of acquired intangible assets has been identified during any of the periods presented. We have no indefinite-lived intangibles.

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

Non-GAAP Financial Measures

Adjusted EBITDA

“Adjusted EBITDA,” a measure used by management to assess operating performance, is defined as net income before (1) income (loss) from discontinued operations, net of income taxes, (2) provision for income taxes, (3) other expense (income), net, (4) depreciation and amortization of property, equipment and leasehold improvements, (5) amortization of intangible assets and, at times, (6) certain other transactions or adjustments.

“Adjusted EBITDA expenses,” a measure used by management to assess operating performance, is defined as operating expenses less depreciation and amortization of property, equipment and leasehold improvements and amortization of intangible assets and, at times, certain other transactions or adjustments.

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

Run Rate

Run Rate is a key operating metric and is important because an increase or decrease in our Run Rate ultimately impacts our operating revenues over time. At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as “Run Rate.” See “—Operating Metrics—Run Rate” below for additional information on the calculation of this metric.

Subscription Sales

Subscription sales is a key operating metric and is important because new subscription sales increase our Run Rate and ultimately our operating revenues over time. See “—Operating Metrics—Subscription Sales” below for additional information.

Aggregate Retention Rate

Another key operating metric is Aggregate Retention Rate which is important because subscription cancellations decrease our Run Rate and ultimately our operating revenues over time. See “—Operating Metrics—Aggregate Retention Rate” below for additional information on the calculation of this metric.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe the estimates and judgments upon which we rely are reasonable based upon information available to us at the time these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. See Note 1, “Introduction And Basis Of Presentation—Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included herein for a listing of our accounting policies and Note 2, “Recent Accounting Standards Updates.”

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

For the year ended December 31, 2017, the Company repurchased approximately 1.6 million shares at an average price of $87.96 per share for a total value of $136.9 million pursuant to open market repurchases.

The weighted average shares outstanding used to calculate our diluted earnings per share for the year ended December 31, 2017 decreased by 4.8% compared to the year ended December 31, 2016, and by 12.2% for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decreases in both periods reflect the impact of the share repurchase programs, partially offset by the impact of restricted stock units and stock options that converted to shares as well as increased dilution from employee stock awards outstanding.

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

On August 13, 2015, we completed a private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2025 (the “2025 Senior Notes”) and received $789.5 million, net of $10.5 million of debt issuance costs.

On August 4, 2016, we completed a private offering of $500.0 million aggregate principal amount of 4.75% senior unsecured notes due 2026 (the “2026 Senior Notes” and, together with the 2024 Senior Notes and the 2025 Senior Notes, the “Senior Notes”) and received $493.3 million, net of $6.7 million of debt issuance costs.

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform”). Tax Reform significantly revises the U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system and imposing a one-time tax on deemed repatriation of historic earnings of foreign subsidiaries (the “Toll Charge”).

As part of Tax Reform, the Company recorded a provisional net charge to the provision for income taxes of $34.5 million for the year ended December 31, 2017. The net charge of $34.5 million primarily included an estimated tax charge of approximately $47.5 million related to the Toll Charge and an estimated tax charge of approximately $16.0 million related to a change in assertion that those profits were permanently reinvested overseas as of December 31, 2017, partially offset by an estimated tax benefit of approximately $29.0 million related to the revaluation of deferred taxes at the now lower statutory corporate rate.

While we believe our provisional estimates are reasonable, the changes included in Tax Reform are broad and complex. The final impacts of Tax Reform may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of Tax Reform, guidance from regulatory agencies, any legislative action to address questions that arise because of Tax Reform, any changes in accounting standards for income taxes or related interpretations in response to Tax Reform, or any updates or changes to estimates the Company has utilized to calculate the impact of Tax Reform, including the impact from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The SEC staff has issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” that allows for the provisional measurement of amounts related to the impact from Tax Reform for a period of up to one year after the enactment date of Tax Reform to finalize the recording. We currently anticipate finalizing and recording any resulting adjustments by the end of our fiscal year ending December 31, 2018. See Note 2, “Recent Accounting Standards Updates,” and Note 10, “Income Taxes,” of the Notes to Consolidated Financial Statements included herein for more information.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table presents the results of operations for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$1,274,172	$1,150,669	$123,503	10.7%
Operating expenses:
Cost of revenues	273,913	252,107	21,806	8.6%
Selling and marketing	177,297	166,666	10,631	6.4%
Research and development	75,884	75,204	680	0.9%
General and administrative	87,903	87,235	668	0.8%
Amortization of intangible assets	44,547	47,033	(2,486)	(5.3%)
Depreciation and amortization of property, equipment and leasehold improvements	35,440	34,320	1,120	3.3%
Total operating expenses	694,984	662,565	32,419	4.9%
Operating income	579,188	488,104	91,084	18.7%
Other expense (income), net	112,289	102,166	10,123	9.9%
Income from continuing operations before provision for income taxes	466,899	385,938	80,961	21.0%
Provision for income taxes	162,927	125,083	37,844	30.3%
Income from continuing operations	303,972	260,855	43,117	16.5%
Income (loss) from discontinued operations, net of income taxes	—	—	—	—%
Net income	$303,972	$260,855	$43,117	16.5%
Earnings per basic common share:
From continuing operations	$3.36	$2.72	$0.64	23.5%
From discontinued operations	—	—	—	—%
Earnings per basic common share	$3.36	$2.72	$0.64	23.5%
Earnings per diluted common share:
From continuing operations	$3.31	$2.70	$0.61	22.6%
From discontinued operations	—	—	—	—%
Earnings per diluted common share	$3.31	$2.70	$0.61	22.6%
Operating margin	45.5%	42.4%

Operating Revenues

Our revenues are grouped by the following types: recurring subscription, asset-based fees and non-recurring revenues. We also group revenues by major product lines as follows: Index, Analytics and All Other, which includes the ESG and Real Estate product lines.

The following table presents operating revenues by recurring subscriptions, asset-based fees and non-recurring revenues for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$973,023	$913,669	$59,354	6.5%
Asset-based fees	276,092	210,229	65,863	31.3%
Non-recurring	25,057	26,771	(1,714)	(6.4%)
Total operating revenues	$1,274,172	$1,150,669	$123,503	10.7%

Total operating revenues grew 10.7% to $1,274.2 million for the year ended December 31, 2017 compared to $1,150.7 million for the year ended December 31, 2016. Adjusted for the impact of foreign exchange rate fluctuations, total operating revenues increased 11.1% for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Revenue from recurring subscriptions increased 6.5% to $973.0 million for the year ended December 31, 2017 compared to $913.7 million for the year ended December 31, 2016, primarily driven by growth in Index products, which increased $37.9 million, or 9.7%. Adjusted for the impact of foreign currency exchange rate fluctuations, recurring subscription revenues would have increased 7.0% for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Revenues from asset-based fees increased 31.3% to $276.1 million for the year ended December 31, 2017 compared to $210.2 million for the year ended December 31, 2016. The increase in asset-based fees was driven by several items, including a $48.2 million, or 33.9%, growth in revenue from ETFs linked to MSCI indexes, which was driven by a 39.2% increase in average AUM, partially offset by the impact of a change in the product mix. In addition, revenue from non-ETF passive products grew $14.0 million, or 23.8%, driven by higher AUM and an increased contribution from higher fee products. Revenues from exchange traded futures and options contracts based on MSCI indexes also grew $3.7 million, or 38.8%, driven by a strong increase in total trading volumes and a more favorable product mix.

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended (1)
	2016				2017
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
AUM in ETFs linked to MSCI indexes (2), (3)	$438.3	$439.7	$474.9	$481.4	$555.7	$624.3	$674.3	$744.3
Sequential Change in Value
Market Appreciation/ (Depreciation)	$(1.7)	$(2.5)	$23.7	$(8.7)	$35.8	$23.6	$32.2	$32.0
Cash Inflows	6.6	3.9	11.5	15.2	38.5	45.0	17.8	38.0
Total Change	$4.9	$1.4	$35.2	$6.5	$74.3	$68.6	$50.0	$70.0

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

(3)         The AUM in ETFs numbers also include AUM in Exchange Traded Notes, the value of which is less than 1.0% of the AUM amounts presented.

For the year ended December 31, 2017, the average value of AUM in ETFs linked to MSCI equity indexes was $621.4 billion, up $175.0 billion, or 39.2%, from $446.4 billion for the year ended December 31, 2016.

Non-recurring revenues decreased 6.4% to $25.1 million for the year ended December 31, 2017, compared to $26.8 million for the year ended December 31, 2016, primarily resulting from lower one-time sales of Analytics products.

The following table presents operating revenues by reportable segment and revenue type for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$427,289	$389,348	$37,941	9.7%
Asset-based fees	276,092	210,229	65,863	31.3%
Non-recurring	15,578	13,974	1,604	11.5%
Index total	718,959	613,551	105,408	17.2%
Analytics
Recurring subscriptions	452,253	439,864	12,389	2.8%
Non-recurring	6,016	8,489	(2,473)	(29.1%)
Analytics total	458,269	448,353	9,916	2.2%
All Other
Recurring subscriptions	93,481	84,457	9,024	10.7%
Non-recurring	3,463	4,308	(845)	(19.6%)
All Other total	96,944	88,765	8,179	9.2%
Total operating revenues	$1,274,172	$1,150,669	$123,503	10.7%

Refer to the section titled, “Segment Results of Operations” for an explanation of the results.

Operating Expenses

Operating expenses increased 4.9% to $695.0 million for the year ended December 31, 2017 compared to $662.6 million for the year ended December 31, 2016. Adjusted for the impact of foreign currency exchange rate fluctuations, operating expenses increased 5.1% for the year ended December 31, 2017 compared to the year ended December 31, 2016.

The following table presents operating expenses by activity for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$273,913	$252,107	$21,806	8.6%
Selling and marketing	177,297	166,666	10,631	6.4%
Research and development	75,884	75,204	680	0.9%
General and administrative	87,903	87,235	668	0.8%
Amortization of intangible assets	44,547	47,033	(2,486)	(5.3%)
Depreciation and amortization of property, equipment and leasehold improvements	35,440	34,320	1,120	3.3%
Total operating expenses	$694,984	$662,565	$32,419	4.9%

Cost of Revenues

Cost of revenues for the year ended December 31, 2017 increased 8.6% to $273.9 million compared to $252.1 million for the year ended December 31, 2016, reflecting increases across all three reporting segments. The change was driven by increases in compensation and benefit costs, primarily relating to wages and salaries, severance and incentive compensation, as well as higher non-compensation information technology costs, market data costs, occupancy costs, personnel related costs and travel and entertainment costs.

Selling and Marketing

Selling and marketing expenses for the year ended December 31, 2017 increased 6.4% to $177.3 million compared to $166.7 million for the year ended December 31, 2016, reflecting increases in the Index and All Other segments. The change was driven by an overall increase in compensation and benefit costs, relating to incentive compensation, severance, wages and salaries and benefits, as well as higher non-compensation marketing costs and travel and entertainment costs.

Research and Development

R&D expenses for the year ended December 31, 2017 increased 0.9% to $75.9 million compared to $75.2 million for the year ended December 31, 2016, reflecting higher investments in the Analytics segment and ESG within the All Other segment, offset by decreases in the Index segment. The change was driven by higher non-compensation information technology costs partially offset by lower occupancy costs.

General and Administrative

G&A expenses for the year ended December 31, 2017 increased 0.8% to $87.9 million compared to $87.2 million for the year ended December 31, 2016, driven by higher costs in the Index segment partially offset by lower costs in Real Estate within the All Other segment. The change was driven by an increase in compensation and benefits costs, primarily relating to an increase in wages and salaries and benefits, partially offset by a decrease in severance, as well as the impact of lower non-compensation professional fees.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$440,888	$414,322	$26,566	6.4%
Non-compensation expenses	174,109	166,890	7,219	4.3%
Amortization of intangible assets	44,547	47,033	(2,486)	(5.3%)
Depreciation and amortization of property, equipment and leasehold improvements	35,440	34,320	1,120	3.3%
Total operating expenses	$694,984	$662,565	$32,419	4.9%

Compensation and benefits costs are our most significant expense and typically represent more than 60% of our operating expenses or more than 70% of the combined total of the cost of revenues, selling and marketing, R&D and G&A expense categories. We had 3,038 employees as of December 31, 2017 compared to 2,862 employees as of December 31, 2016. Our continued growth in emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits expenses. As of December 31, 2017, 59.0% of our employees were located in emerging market centers compared to 56.2% of our employees as of December 31, 2016.

Compensation and benefits costs for the year ended December 31, 2017 increased 6.4% to $440.9 million compared to $414.3 million for the year ended December 31, 2016, primarily driven by increases in wages and salaries, incentive compensation, severance and benefits.

Non-compensation expenses for the year ended December 31, 2017 increased 4.3% to $174.1 million compared to $166.9 million for the year ended December 31, 2016, primarily driven by higher information technology, marketing, travel and entertainment and market data costs, partially offset by lower professional fees and recruiting costs.

Amortization of Intangibles

Amortization of intangible asset expense for the year ended December 31, 2017 decreased 5.3% to $44.5 million compared to $47.0 million for the year ended December 31, 2016. The decrease during the year was due to $5.5 million of lower amortization from intangibles associated with past acquisitions primarily related to certain intangible assets associated with the RiskMetrics Group, LLC acquisition becoming fully amortized, partially offset by $3.0 million of increased amortization of capitalized software development costs relating to new internally developed software implementations.

Depreciation and amortization of property, equipment and leasehold improvements

Depreciation and amortization of property, equipment and leasehold improvements for the year ended December 31, 2017 increased 3.3% to $35.4 million compared to $34.3 million for the year ended December 31, 2016. The increase was primarily the result of increased depreciation associated with continued investment in our data centers as well as increased software amortization relating to new system implementations.

Other Expense (Income), Net

Other expense (income), net for the year ended December 31, 2017 increased 9.9% to $112.3 million compared to $102.2 million for the year ended December 31, 2016, primarily driven by $14.4 million of higher interest expense resulting from the increased level of indebtedness associated with the 2026 Senior Notes offering, partially offset by higher interest income associated with higher cash balances as well as the impact of a $3.7 million charge in 2016 related to estimated losses associated with miscellaneous transactions.

Income Taxes

The provision for income tax expense increased 30.3% to $162.9 million for the year ended December 31, 2017 compared to $125.1 million for the year ended December 31, 2016 as a result of a net charge of $34.5 million related to Tax Reform discussed above and higher income before provision for income taxes. These amounts reflect effective tax rates of 34.9% and 32.4% for the years ended December 31, 2017 and 2016, respectively.

Included in the effective tax rate of 34.9% for the year ended December 31, 2017 is 7.4 percentage points related to Tax Reform, with the remaining 27.5 percentage points related to the operating tax rate and other miscellaneous favorable discrete items. The ongoing efforts to better align our tax profile with our global operating footprint helped improve our operating tax rate. The discrete items included $5.7 million of stock-based compensation excess tax benefits related to the adoption of new accounting guidance that first impacted results during the year ended December 31, 2017. See Note 2, “Recent Accounting Standards Updates,” of the Notes to Consolidated Financial Statements included herein for more information.

Tax Reform significantly revises the future ongoing U.S. corporate income tax rate for U.S. corporations, reducing it from a maximum of 35.0% to a flat 21.0% effective beginning on January 1, 2018. As a result, we expect our effective tax rate for the year ending December 31, 2018 to be lower compared to the year ended December 31, 2017.

Net Income

As a result of the factors described above, net income for the year ended December 31, 2017 increased 16.5% to $304.0 million compared to $260.9 million for the year ended December 31, 2016.

Adjusted EBITDA

The following table presents the calculation of the non-GAAP Adjusted EBITDA measure for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:	$1,274,172	$1,150,669	$123,503	10.7%
Adjusted EBITDA expenses	614,997	581,212	33,785	5.8%
Adjusted EBITDA	$659,175	$569,457	$89,718	15.8%
Adjusted EBITDA margin %	51.7%	49.5%
Operating margin %	45.5%	42.4%

Adjusted EBITDA increased 15.8% to $659.2 million for the year ended December 31, 2017 compared to $569.5 million for the year ended December 31, 2016. Adjusted EBITDA margin increased to 51.7% for the year ended December 31, 2017 compared to 49.5% for the year ended December 31, 2016. The improvement in margin reflects a higher rate of growth in operating revenues, primarily attributable to strong operating results within the Index segment, as compared to the rate of growth of Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Index Adjusted EBITDA	$522,043	$431,478	$90,565	21.0%
Analytics Adjusted EBITDA	125,349	128,507	(3,158)	(2.5%)
All Other Adjusted EBITDA	11,783	9,472	2,311	24.4%
Consolidated Adjusted EBITDA	659,175	569,457	89,718	15.8%
Amortization of intangible assets	44,547	47,033	(2,486)	(5.3%)
Depreciation and amortization of property, equipment and leasehold improvements	35,440	34,320	1,120	3.3%
Operating income	579,188	488,104	91,084	18.7%
Other expense (income), net	112,289	102,166	10,123	9.9%
Provision for income taxes	162,927	125,083	37,844	30.3%
Net income	$303,972	$260,855	$43,117	16.5%

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Index Adjusted EBITDA expenses	$196,916	$182,073	$14,843	8.2%
Analytics Adjusted EBITDA expenses	332,920	319,846	13,074	4.1%
All Other Adjusted EBITDA expenses	85,161	79,293	5,868	7.4%
Consolidated Adjusted EBITDA expenses	614,997	581,212	33,785	5.8%
Amortization of intangible assets	44,547	47,033	(2,486)	(5.3%)
Depreciation and amortization of property, equipment and leasehold improvements	35,440	34,320	1,120	3.3%
Total operating expenses	$694,984	$662,565	$32,419	4.9%

Segment Results

The results for each of our three reportable segments for the years ended December 31, 2017 and 2016 are presented below:

Index Segment

The following table presents the results for the Index segment for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$427,289	$389,348	$37,941	9.7%
Asset-based fees	276,092	210,229	65,863	31.3%
Non-recurring	15,578	13,974	1,604	11.5%
Operating revenues total	718,959	613,551	105,408	17.2%
Adjusted EBITDA expenses	196,916	182,073	14,843	8.2%
Adjusted EBITDA	$522,043	$431,478	$90,565	21.0%
Adjusted EBITDA margin %	72.6%	70.3%

Revenues related to Index products increased 17.2% to $719.0 million for the year ended December 31, 2017 compared to $613.6 million for the year ended December 31, 2016.

Revenues from recurring subscriptions were up 9.7% to $427.3 million for the year ended December 31, 2017 compared to $389.3 million for the year ended December 31, 2016. The increase was primarily driven by strong growth in core products, growth in new products, including factor and ESG indexes, as well as growth in custom index products.

Revenues from asset-based fees increased 31.3% to $276.1 million for the year ended December 31, 2017 compared to $210.2 million for the year ended December 31, 2016. The increase in asset-based fees was driven by several items, including a $48.2 million, or 33.9%, growth in revenue from ETFs linked to MSCI indexes, which was driven by a 39.2% increase in average AUM, partially offset by the impact of a change in the product mix. In addition, revenue from non-ETF passive products grew $14.0 million, or 23.8%, driven by higher AUM and an increased contribution from higher fee products. Revenues from exchange traded futures and options contracts based on MSCI indexes also grew $3.7 million, or 38.8%, driven by a strong increase in total trading volumes and a more favorable product mix.

Index segment Adjusted EBITDA expenses increased 8.2% to $196.9 million for the year ended December 31, 2017 compared to $182.1 million for the year ended December 31, 2016, primarily reflecting higher cost of revenues and selling and marketing expenses associated with stronger operating performance and growth in the product line. Partially offsetting these increases were lower R&D expenses associated with higher allocations and investments in the prior year. Adjusted for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses increased 8.4% for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Analytics Segment

The following table presents the results for the Analytics segment for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$452,253	$439,864	$12,389	2.8%
Non-recurring	6,016	8,489	(2,473)	(29.1%)
Operating revenues total	458,269	448,353	9,916	2.2%
Adjusted EBITDA expenses	332,920	319,846	13,074	4.1%
Adjusted EBITDA	$125,349	$128,507	$(3,158)	(2.5%)
Adjusted EBITDA margin %	27.4%	28.7%

Analytics segment revenues increased 2.2% to $458.3 million for the year ended December 31, 2017 compared to $448.4 million for the year ended December 31, 2016, primarily driven by growth in both Equity and Multi-Asset Class Analytics products. Adjusted for the impact of foreign currency exchange rate fluctuations, Analytics segment revenues increased 2.9% for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Analytics segment Adjusted EBITDA expenses increased 4.1% to $332.9 million for the year ended December 31, 2017 compared to $319.8 million for the year ended December 31, 2016, primarily driven by higher R&D expenses associated with investments in the MSCI Analytics Platform and Fixed Income and Multi-Asset Class offerings, as well as higher cost of revenues.

All Other Segment

The following table presents the results for the All Other segment, which consists of the ESG and Real Estate product lines, for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$93,481	$84,457	$9,024	10.7%
Non-recurring	3,463	4,308	(845)	(19.6%)
Operating revenues total	96,944	88,765	8,179	9.2%
Adjusted EBITDA expenses	85,161	79,293	5,868	7.4%
Adjusted EBITDA	$11,783	$9,472	$2,311	24.4%
Adjusted EBITDA margin %	12.2%	10.7%

All Other segment revenues increased 9.2% to $96.9 million for the year ended December 31, 2017 compared to $88.8 million for the year ended December 31, 2016. The increase in All Other revenues was driven by a 21.8% increase in ESG revenues to $54.8 million, partially offset by a decrease in Real Estate revenues of 3.8% to $42.1 million. The increase in ESG revenues was driven by higher ESG Ratings product revenues, which benefited from increased investments. The decrease in Real Estate revenues was driven by lower revenues from Portfolio Analysis Service products, partially offset by an increase in revenues from Market Information products. Adjusted for the impact of foreign currency exchange rate fluctuations and the divestiture of the Real Estate occupiers business, Real Estate revenues increased 0.3% and All Other operating revenues increased 11.3% for the year ended December 31, 2017 compared to the year ended December 31, 2016.

All Other segment Adjusted EBITDA expenses increased 7.4% to $85.2 million for the year ended December 31, 2017 compared to $79.3 million for the year ended December 31, 2016, primarily driven by higher cost of revenues attributable to ESG operations, partially offset by lower general and administrative and selling and marketing costs attributable to Real Estate operations. Adjusted for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses increased 7.8% for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table presents the results of operations for the years indicated:

	Years Ended
	December 31,	December 31,
	2016	2015	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$1,150,669	$1,075,013	$75,656	7.0%
Operating expenses:
Cost of revenues	252,107	267,695	(15,588)	(5.8%)
Selling and marketing	166,666	162,294	4,372	2.7%
Research and development	75,204	77,320	(2,116)	(2.7%)
General and administrative	87,235	86,007	1,228	1.4%
Amortization of intangible assets	47,033	46,910	123	0.3%
Depreciation and amortization of property, equipment and leasehold improvements	34,320	30,889	3,431	11.1%
Total operating expenses	662,565	671,115	(8,550)	(1.3%)
Operating income	488,104	403,898	84,206	20.8%
Other expense (income), net	102,166	54,344	47,822	88.0%
Income from continuing operations before provision for income taxes	385,938	349,554	36,384	10.4%
Provision for income taxes	125,083	119,516	5,567	4.7%
Income from continuing operations	260,855	230,038	30,817	13.4%
Income (loss) from discontinued operations, net of income taxes	—	(6,390)	6,390	(100.0%)
Net income	$260,855	$223,648	$37,207	16.6%
Earnings per basic common share:
From continuing operations	$2.72	$2.11	$0.61	28.9%
From discontinued operations	-	(0.06)	0.06	(100.0%)
Earnings per basic common share	$2.72	$2.05	$0.67	32.7%
Earnings per diluted common share:
From continuing operations	$2.70	$2.09	$0.61	29.2%
From discontinued operations	-	(0.06)	0.06	(100.0%)
Earnings per diluted common share	$2.70	$2.03	$0.67	33.0%
Operating margin	42.4%	37.6%

Operating Revenues

The following table presents operating revenues by recurring subscriptions, asset-based fees and non-recurring revenues for the years indicated:

	Years Ended
	December 31,	December 31,
	2016	2015	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$913,669	$857,527	$56,142	6.5%
Asset-based fees	210,229	197,974	12,255	6.2%
Non-recurring	26,771	19,512	7,259	37.2%
Total operating revenues	$1,150,669	$1,075,013	$75,656	7.0%

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

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2015				2016
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
AUM in ETFs linked to MSCI indexes (1), (2)	$418.0	$435.4	$390.0	$433.4	$438.3	$439.7	$474.9	$481.4
Sequential Change in Value
Market Appreciation/ (Depreciation)	$13.0	$(6.9)	$(48.2)	$14.5	$(1.7)	$(2.5)	$23.7	$(8.7)
Cash Inflows	31.7	24.3	3.0	28.7	6.6	3.9	11.5	15.2
Total Change	$44.7	$17.4	$(45.2)	$43.2	$4.9	$1.4	$35.2	$6.5

Source: Bloomberg and MSCI

(1)	The value of AUM in ETFs linked to MSCI indexes is calculated by multiplying the ETF net asset value by the number of shares outstanding.

(2)         The AUM in ETFs numbers also include AUM in Exchange Traded Notes, the value of which is less than 1.0% of the AUM amounts presented.

For the year ended December 31, 2016, the average value of AUM in ETFs linked to MSCI equity indexes was $446.4 billion, up $27.6 billion, or 6.6%, from $418.8 billion for the year ended December 31, 2015.

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

Operating Metrics

Run Rate

“Run Rate” estimates at a particular point in time the annualized value of the recurring revenues under our client license agreements (“Client Contracts”) for the next 12 months, assuming all Client Contracts that come up for renewal are renewed and assuming then-current currency exchange rates, subject to the adjustments and exclusions described below.  For any Client Contract where fees are linked to an investment product’s assets or trading volume, the Run Rate calculation reflects, for ETFs, the market value on the last trading day of the period, for futures and options, the most recent quarterly volumes, and for other non-ETF products, the most recent client-reported assets. Run Rate does not include fees associated with “one-time” and other non-recurring transactions.  In addition, we add to Run Rate the annualized fee value of recurring new sales, whether to existing or new clients, when we execute Client Contracts, even though the license start date, and associated revenue recognition, may not be effective until a later date.  We remove from Run Rate the annualized fee value associated with products or services under any Client Contract with respect to which we have received a notice of termination or non-renewal during the period and have determined that such notice evidences the client’s final decision to terminate or not renew the applicable products or services, even though such notice is not effective until a later date.

Changes in our recurring revenues typically lag changes in Run Rate. The actual amount of recurring revenues we will realize over the following 12 months will differ from Run Rate for numerous reasons, including:

•	fluctuations in revenues associated with new recurring sales;
•	modifications, cancellations and non-renewals of existing Client Contracts, subject to specified notice requirements;
•	differences between the recurring license start date and the date the Client Contract is executed due to, for example, contracts with onboarding periods;
•

fluctuations in asset-based fees, which may result from changes in certain investment products’ total expense ratios, market movements, including foreign currency exchange rates, or from investment inflows into and outflows from investment products linked to our indexes;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementations and report deliveries for certain of our products and services;
•	fluctuations in foreign exchange rates; and
•	the impact of acquisitions and dispositions.

The following table presents Run Rates by reportable segment as of the dates indicated and the growth percentages over the years indicated:

	As of			Comparison of
	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2017 to 2016	2016 to 2015
	(in thousands)
Index:
Recurring subscriptions	$451,048	$406,729	$368,855	10.9%	10.3%
Asset-based fees	316,812	216,982	201,047	46.0%	7.9%
Index total	767,860	623,711	569,902	23.1%	9.4%
Analytics	489,451	451,533	436,671	8.4%	3.4%
All Other	108,413	88,074	82,677	23.1%	6.5%
Total Run Rate	$1,365,724	$1,163,318	$1,089,250	17.4%	6.8%

Recurring subscriptions total	$1,048,912	$946,336	$888,203	10.8%	6.5%
Asset-based fees	316,812	216,982	201,047	46.0%	7.9%
Total Run Rate	$1,365,724	$1,163,318	$1,089,250	17.4%	6.8%

December 31, 2017 Compared to December 31, 2016

Total Run Rate grew 17.4% to $1,365.7 million as of December 31, 2017 compared to $1,163.3 million as of December 31, 2016. Recurring subscription Run Rate grew 10.8% to $1,048.9 million as of December 31, 2017 compared to $946.3 million as of December 31, 2016. Adjusted for the impact of foreign currency exchange rate fluctuations, recurring subscription Run Rate increased 9.5% as of December 31, 2017 compared to December 31, 2016.

Run Rate from asset-based fees increased 46.0% to $316.8 million as of December 31, 2017, from $217.0 million as of December 31, 2016, primarily driven by higher AUM in ETFs as well as increases in non-ETF passive funds and futures and options contracts, all linked to MSCI indexes. As of December 31, 2017, the value of AUM in ETFs linked to MSCI indexes was $744.3 billion, up $262.9 billion, or 54.6%, from $481.4 billion as of December 31, 2016. The increase of $262.9 billion consisted of net inflows of $139.3 billion and market appreciation of $123.6 billion.

Index recurring subscription Run Rate grew 10.9% to $451.0 million as of December 31, 2017 compared to $406.7 million as of December 31, 2016, driven by strong growth in core products, growth in new products, including factor and ESG indexes, as well as growth in custom index products.

Run Rate from Analytics products increased 8.4% to $489.5 million as of December 31, 2017 compared to $451.5 million as of December 31, 2016, primarily driven by growth in both Multi-Asset Class and Equity Analytics products. Adjusted for the impact from foreign currency exchange rate fluctuations, Analytics Run Rate increased 6.8% as of December 31, 2017 compared to December 31, 2016.

Run Rate from All Other products increased 23.1% to $108.4 million at December 31, 2017 compared to $88.1 million at December 31, 2016, driven by a $15.5 million, or 31.5%, increase in ESG Run Rate to $64.6 million and a $4.9 million, or 12.5%, increase in Real Estate Run Rate to $43.8 million. The increase in ESG Run Rate was primarily driven by growth in ESG Ratings products. The increase in Real Estate Run Rate was primarily driven by growth in Market Information and Portfolio Analysis Service products. Adjusted for the impact of foreign currency exchange rate fluctuations, ESG Run Rate increased 27.3%, Real Estate Run Rate increased 3.8% and All Other Run Rate increased 16.9%, in each case, as of December 31, 2017 compared to December 31, 2016.

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

Subscription Sales

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the years indicated:

	Years Ended			Comparison of
	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2017 to 2016	2016 to 2015
	(in thousands)
New recurring subscription sales
Index	$61,308	$55,279	$49,521	10.9%	11.6%
Analytics	64,177	55,255	52,819	16.1%	4.6%
All Other	22,544	19,978	16,657	12.8%	19.9%
New recurring subscription sales total	148,029	130,512	118,997	13.4%	9.7%
Subscription cancellations
Index	(16,995)	(17,417)	(16,254)	(2.4%)	7.2%
Analytics	(33,674)	(39,205)	(29,362)	(14.1%)	33.5%
All Other	(7,717)	(8,288)	(9,042)	(6.9%)	(8.3%)
Subscription cancellations total	(58,386)	(64,910)	(54,658)	(10.1%)	18.8%
Net new recurring subscription sales
Index	44,313	37,862	33,267	17.0%	13.8%
Analytics	30,503	16,050	23,457	90.0%	(31.6%)
All Other	14,827	11,690	7,615	26.8%	53.5%
Net new recurring subscription sales total	89,643	65,602	64,339	36.6%	2.0%
Non-recurring sales
Index	16,310	17,850	8,964	(8.6%)	99.1%
Analytics	10,306	8,830	7,286	16.7%	21.2%
All Other	3,875	4,247	4,880	(8.8%)	(13.0%)
Non-recurring sales total	30,491	30,927	21,130	(1.4%)	46.4%
Gross sales
Index	$77,618	$73,129	$58,485	6.1%	25.0%
Analytics	74,483	64,085	60,105	16.2%	6.6%
All Other	26,419	24,225	21,537	9.1%	12.5%
Total gross sales	$178,520	$161,439	$140,127	10.6%	15.2%
Net sales
Index	$60,623	$55,712	$42,231	8.8%	31.9%
Analytics	40,809	24,880	30,743	64.0%	(19.1%)
All Other	18,702	15,937	12,495	17.3%	27.5%
Total net sales	$120,134	$96,529	$85,469	24.5%	12.9%

Aggregate Retention Rate

Another key metric is our “Aggregate Retention Rate.” This metric is important because subscription cancellations decrease our Run Rate and ultimately our operating revenues over time. The annual Aggregate Retention Rate represents the retained subscription Run Rate (beginning subscription Run Rate less actual cancels during the year) as a percentage of the subscription Run Rate at the beginning of the fiscal year. If a client reduces the number of products to which it subscribes or switches between our segment products, we treat it as a cancellation for purposes of calculating our Aggregate Retention Rate. Our Aggregate Retention Rate is computed on a product-by-product basis. In addition, we treat any reduction in fees resulting from renegotiated contracts as a cancellation in the calculation to the extent of the reduction. We do not calculate Aggregate Retention Rate for that portion of our Run Rate attributable to assets in index-linked investment products or futures and options contracts, in each case, linked to our indexes. Aggregate Retention Rate for a non-annual period reflects the annualization of the cancels recorded in the period.

The following table presents our Aggregate Retention Rate by reportable segment and product category for the periods indicated for the years ended December 31, 2017, 2016 and 2015:

	Index	Analytics	All Other	Total
2017
Three Months Ended March 31,	96.9%	93.3%	92.4%	94.7%
Three Months Ended June 30,	97.0%	93.9%	90.8%	94.9%
Three Months Ended September 30,	95.5%	93.4%	90.7%	94.0%
Three Months Ended December 31,	93.9%	89.7%	91.1%	91.6%
Year Ended December 31,	95.8%	92.5%	91.2%	93.8%
2016
Three Months Ended March 31,	96.3%	94.6%	92.2%	95.1%
Three Months Ended June 30,	95.6%	91.7%	89.2%	93.1%
Three Months Ended September 30,	95.8%	90.4%	90.8%	92.7%
Three Months Ended December 31,	93.4%	87.4%	87.8%	89.9%
Year Ended December 31,	95.3%	91.0%	90.0%	92.7%
2015
Three Months Ended March 31,	97.2%	92.9%	90.7%	94.4%
Three Months Ended June 30,	95.4%	93.8%	90.7%	94.2%
Three Months Ended September 30,	95.4%	95.3%	89.1%	94.8%
Three Months Ended December 31,	92.7%	89.9%	83.9%	90.4%
Year Ended December 31,	95.2%	93.0%	88.6%	93.4%

The Aggregate Retention Rate for a period is calculated by annualizing the cancellations for which we have received a notice of termination or for which we believe there is an intention not to renew during the period, and we believe that such notice or intention evidences the client’s final decision to terminate or not renew the applicable agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Aggregate Retention Rate for the period.

For example, in the fourth quarter of 2017, we recorded cancellations of $19.8 million. To derive the Aggregate Retention Rate for the fourth quarter, we annualized the actual cancellations during the quarter of $19.8 million to derive $79.3 million of annualized cancellations. This $79.3 million was then divided by the $946.3 million subscription Run Rate at the beginning of the year to derive a cancellation rate of 8.4%. The 8.4% was then subtracted from 100.0% to derive an Aggregate Retention Rate of 91.6% for the fourth quarter.

For the year ended December 31, 2017, 33.9% of our cancellations occurred in the fourth quarter. Historically, the Aggregate Retention Rate has generally been higher during the first three quarters and lower in the fourth quarter, as the fourth quarter is traditionally the largest renewal period in the year.

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

As of December 31, 2017, we had $2.1 billion of outstanding indebtedness from our Senior Notes and our Revolving Credit Agreement was undrawn.  The Revolving Credit Agreement is subject to an unused commitment fee of 0.35%.  We recognized an interest expense associated with the Senior Notes and the Revolving Credit Agreement of approximately $116.0 million for the year ended December 31, 2017.

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of December 31, 2017, our Consolidated Leverage Ratio was 2.98:1.00 and our Consolidated Interest Coverage Ratio was 6.27:1.00. There were no amounts drawn under the Revolving Credit Facility since its November 20, 2014 inception.

Our non-guarantor subsidiaries of the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $551.0 million, or 43.2%, of our total revenue for the 12 months ended December 31, 2017, approximately $192.1 million, or 33.2%, of our consolidated operating income for the 12 months ended December 31, 2017, and approximately $893.1 million, or 27.3%, of our consolidated total assets (excluding intercompany assets) and $360.9 million, or 12.6%, of our consolidated total liabilities, in each case as of December 31, 2017.

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

On June 2, 2015, we began purchasing shares of our common stock in the open market in accordance with SEC Rule 10b5-1. The following table provides information with respect to repurchases of our common stock pursuant to open market repurchases:

Year Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
December 31, 2015	$62.63	10,710	$670,824
December 31, 2016	$73.71	10,303	$759,427
December 31, 2017	$87.96	1,556	$136,899

Subsequent to the year ended December 31, 2017 and through February 16, 2018, the Company repurchased an additional 0.4 million shares of common stock at an average price of $137.06 per share for a total value of $54.5 million.

As of February 16, 2018, a total of $678.6 million remained available on the share repurchase authorization. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

Cash Dividends

On September 17, 2014, our Board of Directors approved a plan to initiate a regular quarterly cash dividend to our shareholders. On October 30, 2014, we began paying regular quarterly cash dividends and have paid such dividends each quarter thereafter.

On January 30, 2018, the Board of Directors declared a quarterly dividend of $0.38 per share of common stock to be paid on March 15, 2018 to shareholders of record as of the close of trading on February 16, 2018.

Cash Flows

The following table presents the Company’s cash and cash equivalents as of the dates indicated:

	As of
	December 31,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$889,502	$791,834

The following table presents the breakdown of the Company’s cash flows for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$404,158	$442,363	$321,247
Net cash (used in) provided by investing activities	(48,046)	(42,031)	(48,861)
Net cash (used in) provided by financing activities	(267,543)	(372,899)	4,696
Effect of exchange rates on cash and cash equivalents	9,099	(13,305)	(8,175)
Net increase in cash and cash equivalents	$97,668	$14,128	$268,907

Cash and Cash Equivalents

Cash and cash equivalents were $889.5 million and $791.8 million as of December 31, 2017 and 2016, respectively. MSCI seeks to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes. As of December 31, 2017 and 2016, $503.0 million and $208.2 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. As a result of Tax Reform, MSCI can now more efficiently access a significant portion of its cash held outside of the U.S. in the short-term without being subject to U.S. income taxes. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. The increase in cash and cash equivalents held by foreign subsidiaries primarily reflects ongoing efforts to better align our tax profile with our global operating footprint. The global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purpose or other needs, including acquisitions or expansion of our products.

We believe that global cash flows from operations, together with existing cash and cash equivalents and funds available under our existing credit facility and our ability to access the debt and capital markets for additional funds, will continue to be sufficient to fund our global operating activities and cash commitments for investing and financing activities, such as material capital expenditures and share repurchases, for at least the 12 months following issuance of this Form 10-K and for the foreseeable future thereafter.

Accounts receivable

Accounts receivable as of December 31, 2017 increased $106.1 million, or 47.9%, to $327.6 million compared to $221.5 million for the year ended December 31, 2016. The year-over-year change primarily reflects changes to our international billing practices associated with re-aligning our tax profile with our global operating footprint, a lengthening of client payment process approval cycles and higher accruals of asset-based fees related to the growth in AUM. As we fully implement the changes to our international billing practices, we expect a decrease in our accounts receivable balances excluding the impact of adopting ASC Subtopic 606-10, which would improve the rate of growth of our future cash flows.

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $404.2 million and $442.4 million for the years ended December 31, 2017 and 2016, respectively. The year-over-year decrease reflects higher cash expenses, including higher interest and income tax payments, partially offset by increased cash collections.

Cash provided by operating activities was $442.4 million and $321.2 million for the years ended December 31, 2016 and 2015, respectively. The year-over-year increase reflects higher billings and collections from customers, a decrease in cash expenses and lower cash payments for income taxes, including the impact of income tax refunds, partially offset by higher interest payments.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. Historically, the payment of cash for compensation and benefits is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $48.0 million and $42.0 million for the years ended December 31, 2017 and 2016, respectively, primarily reflecting higher capitalized software development costs mainly related to investments in the MSCI Analytics Platform and Fixed Income products.

Cash used in investing activities was $42.0 million for the year ended December 31, 2016 compared to cash provided by investing activities of $48.9 million for the year ended December 31, 2015.

Cash Flows From Financing Activities

Cash used in financing activities was $267.5 million for the year ended December 31, 2017 compared to $372.9 million for the year ended December 31, 2016. The year-over-year change primarily reflects lower repurchases of treasury shares, partially offset by lower proceeds from borrowings and higher dividend payments.

Cash used in financing activities was $372.9 million for the year ended December 31, 2016 compared to cash provided by financing activities of $4.7 million for the year ended December 31, 2015. The year-over-year decrease primarily reflects the impact of lower proceeds from borrowings and increased repurchases of treasury shares.

Contractual Obligations

Our contractual obligations consist primarily of leases for office space, leases for equipment and other operating leases, obligations to vendors arising out of market data contracts and our debt obligations arising from the issuance of the Senior Notes. The following table summarizes our contractual obligations for the periods indicated as of December 31, 2017:

		Years Ending December 31,
(in thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases	$230,654	30,210	25,346	21,943	19,094	16,208	117,853
Vendor obligations	67,069	49,630	13,748	3,095	596	—	—
Senior Notes (1)	3,275,750	111,750	111,750	111,750	111,750	111,750	2,717,000
Other obligations (2)	47,443	5,067	3,685	3,685	3,685	3,685	27,637
Total contractual obligations	$3,620,916	$196,657	$154,529	$140,473	$135,125	$131,643	$2,862,490

(1)

Includes the impact of payments for the principal amount on the 2024 Senior Notes, 2025 Senior Notes and the 2026 Senior Notes plus interest based on the 5.25%, 5.75% and 4.75% coupon interest rate, respectively.

(2)

Primarily includes amounts payable related to the estimated Toll Charge. The Toll Charge is included within “Prepaid income taxes” and “Other non-current liabilities” in our Consolidated Statements of Financial Condition.

The obligations related to our uncertain tax positions, which are not considered material, have been excluded from the table above because of the uncertainty surrounding the timing and final amounts of any settlement.

Off-Balance Sheet Arrangements

At December 31, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Standards Updates

Effective January 1, 2018, we will be adopting the new revenue standard as set forth under ASC Subtopic 606-10 using the modified retrospective transition method. Compared to the revenue recognition method used prior to the adoption, the new revenue standard will generally result in more revenue being recognized up-front or earlier in the life of new contracts for certain of our products and services, including fees related to the licensing of desktop applications, implementation and set-up services and multi-year deals. The lost future period revenue from existing contracts as a result of the cumulative adjustment to retained earnings is expected to be largely offset by the acceleration of revenue from certain new contracts. As a result, the overall impact of adopting the new revenue standard is not expected to have a material impact on the consolidated financial statements or the annual trend of revenue. However, it may increase quarterly revenue variability by segment depending on the timing of deal closings and renewals. The adoption of ASC Subtopic 606-10 will also result in a change in the accounts receivable and deferred revenue balances compared to the current guidance. Under the current guidance, we record the value of an invoice to accounts receivable and deferred revenue once the service period begins. Under the new guidance, however, when we issue an invoice for a non-cancellable, non-refundable contract, MSCI has an unconditional right to consideration and recognizes a valid receivable and the corresponding deferred revenue.  This change in accounting will result in similar increases in both the accounts receivable and deferred revenue balances.

See Note 2, “Recent Accounting Standards Updates,” of the Notes to the Consolidated Financial Statements included herein for further information.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We are subject to foreign currency exchange fluctuation risk. Exchange rate movements can impact the U.S. dollar reported value of our revenues, expenses, assets and liabilities denominated in non-U.S. dollar currencies or where the currency of such items is different than the functional currency of the entity where these items were recorded.

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the years ended December 31, 2017 and 2016, 13.4% and 16.9%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 13.4% of non-U.S dollar exposure for the year ended December 31, 2017, 39.6% was in Euros, 27.3% was in Japanese yen and 26.8% was in British pounds sterling. Of the 16.9% of non-U.S. dollar exposure for the year ended December 31, 2016, 35.5% was in British pounds sterling, 34.4% was in Euros and 24.9% was in Japanese yen.

Revenues from index-linked investment products represented 21.7% and 18.3% of operating revenues for the years ended December 31, 2017 and 2016, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 36.9% and 38.3% of our operating expenses for the years ended December 31, 2017 and 2016, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Swiss francs, Euros, Hungarian forints, Hong Kong dollars, Chinese yuan and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $2.2 million, $0.2 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management, including the Company’s CEO and CFO, concluded that, as of December 31, 2017, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which appears on page F-2 of this Annual Report on Form 10-K.

(c). Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Annual Incentive Plan

The Compensation and Talent Management Committee (the “Committee”) of the Board of Directors of MSCI Inc. (the “Company”) adopted the MSCI Inc. Annual Incentive Plan (the “AIP”), effective February 23, 2018, which will govern the terms of annual cash incentive awards granted to eligible employees of the Company (including each of the Company’s current named executive officers), as determined by the Committee from time to time.  The terms and conditions set forth in the AIP are consistent with the Company’s historical practices with respect to granting annual cash incentive awards to eligible employees.  Employees who participate in the Company’s Coverage Incentive Plan (or any other cash incentive plan) maintained by the Company will not be eligible to participate in the AIP. The Committee (or its delegate) will administer the AIP and will have the authority to determine all of the terms of the awards granted under the AIP.

Annual cash incentive awards granted under the AIP will be payable based on the achievement of specified performance measures, including financial criteria and/or key performance indicators (as may be adjusted pursuant to the AIP). The performance measures for the Company’s named executive officers will be described in the Company’s annual proxy statement. Following the end of each performance period, the Committee (or its delegate) will determine the degree of achievement of the performance measures and may adjust the final award payable to a participant upward or downward, subject to and in accordance with the requirements of any applicable plan, program, policy or arrangement maintained or entered into by the Company that may be in effect and to the extent applicable to any such participant.
Awards granted under the AIP will be paid in cash as soon as practicable following the Committee’s (or its delegate’s) determination of the final award payable to a participant (but in no event later than March 15th of the year following the end of the applicable performance period). Unless otherwise provided, the payment of a final award is subject to the participant’s continuous service with the Company or its subsidiaries through the applicable payment date. In the event of a participant’s termination of service prior to the payment date, unless otherwise provided by the Committee, any unpaid portion of any award will be forfeited in its entirety; however, in the event of a participant’s termination of service due to death or disability, the participant will be eligible to receive his or her award based on (i) actual achievement of the applicable underlying financial and operational metrics and (ii) 100% achievement of the target Key Performance Indicators (“KPIs”) for such performance period.  Awards paid to a participant following a termination of service due to death or disability will be payable at the same time as awards payable to other participants.

In the event of a change in control (as defined in the AIP), unless otherwise determined by the Committee, (i) the performance period applicable to any outstanding award will cease as of the date immediately prior to the change in control, (ii) (A) with respect to the portion of any award based on performance measures (other than KPIs), such award will be payable based on the higher of (x) the Company’s actual achievement of the performance measures (other than KPIs) for the period commencing on the first day of the performance period and ending on the date immediately prior to such change in control and (y) 100% and (B) with respect to the portion of any award based on KPIs, such award will be payable at 100% of the target KPIs and (iii) any such award shall be payable by the Company (or the successor or survivor entity (or its parent)) within 60 days of the date of the change in control, prorated for the portion of the applicable performance period that elapsed prior to the change in control.  If the Company’s successor will not be implementing a comparable annual incentive plan for the remaining portion of the year in which the change in control occurs, the Committee may, in its discretion, elect to pay 100% of the award or such other amount the Committee determines appropriate based upon the achievement of the performance measures and the KPIs as described in the previous sentence. If any AIP participant is eligible to receive a prorated annual bonus pursuant to any change in control severance plan that is maintained by the Company and in effect at the time of a change in control (any such plan, a “CIC Plan”), any prorated annual bonus payable to a participant pursuant to a CIC Plan in respect of the year in which the change in control occurs will be reduced (but in no event reduced to less than zero) by any awards paid to the participant under the AIP in respect of such year.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for the information relating to our Executive Officers set forth in Part I of this Annual Report on Form 10-K, we incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2017.

Information regarding our Code of Ethics and Business Conduct and Corporate Governance Policies is incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after December 31, 2017. Any amendments to, or waivers from, a provision of our Codes of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.msci.com. The information on our website is not and should not be considered a part of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2017. The information provided under Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2017.

Item 14.	Principal Accounting Fees and Services

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2017.

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

(a)(3) Exhibits

The information required by this Item is set forth below.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	10-Q	001-33812	3.1	5/4/2012
3.2	Amended and Restated By-laws	10-Q	001-33812	3.2	5/4/2012
4.1	Form of Senior Indenture	S-3	333-206232	4.1	8/7/2015
4.2	Form of Subordinated Indenture	S-3	333-206232	4.2	8/7/2015
4.3	Form of Common Stock Certificate	10-Q	001-33812	4.1	5/4/2012
4.4	Indenture, dated as of November 20, 2014, among MSCI Inc., each of the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	11/20/2014
4.5	Form of Note for MSCI Inc. 5.250% Senior Notes due November 15, 2024 (included in Exhibit 4.4)	8-K	001-33812	4.2	11/20/2014
4.6	Indenture, dated as of August 13, 2015, among MSCI Inc., each of the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	8/13/2015
4.7	Form of Note for MSCI Inc. 5.750% Senior Notes due August 13, 2025 (included in Exhibit 4.6)	8-K	001-33812	4.2	8/13/2015
4.8	Indenture, dated as of August 4, 2016, among MSCI Inc., each of the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	8/05/2016

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
4.9	Form of Note for MSCI Inc. 4.750% Senior Notes due August 1, 2026 (included in Exhibit 4.8)	8-K	001-33812	4.2	8/05/2016
10.1†	Index License Agreement for Funds, dated as of March 18, 2000, between Morgan Stanley Capital International and Barclays Global Investors, N.A.	10-K	001-33812	10.1	2/27/2015
10.2†	Amendment to Index License Agreement for Funds between Morgan Stanley Capital International and Barclays Global Investors, N.A.	10-K	001-33812	10.2	2/29/2012
10.3†	Letter Agreement to Amend MSCI-BGI Fund Index License Agreement, dated as of June 21, 2001, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.3	1/31/2011
10.4†	Addendum to the Index License Agreement for Funds, dated as of September 18, 2002, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.4	9/26/2007
10.5†	Amendment to the Index License Agreement for Funds, dated as of December 3, 2004, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.5	10/26/2007
10.6†	Amendment to the Index License Agreement for Funds, dated as of May 1, 2005, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.6	9/26/2007
10.7†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2006, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.7	10/26/2007
10.8	Amendment to Index License Agreement for Funds, dated as of June 5, 2007, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.8	1/31/2011
10.9	Amendment to Index License Agreement for Funds, dated as of November 7, 2008, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.9	2/29/2012
10.10†	Amendment to Index License Agreement for Funds, dated as of December 9, 2008, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.2	7/2/2010
10.11	Amendment to Index License Agreement for Funds, dated as of April 1, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.11	1/29/2010

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.12†	Amendment to Index License Agreement for Funds, dated as of May 21, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.3	7/2/2010
10.13	Amendment to Index License Agreement for Funds, dated as of September 30, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.4	7/2/2010
10.14	Amendment to Index License Agreement for Funds, dated as of October 6, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.14	1/29/2010
10.15†	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.). Replaces in its entirety the Amendment to Index License Agreement for Funds, dated as of October 27, 2009, between MSCI Inc. and Barclays Global Investors, N.A. filed as Exhibit 10.15 to Form 10-K (001-33812) filed with the SEC on February 29, 2012	10-K	001-33812	10.15	3/1/2013
10.23	Tax Sharing Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.12	2/28/2008
10.29*	MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan	10-K	001-33812	10.30	3/1/2013
10.30*	MSCI Independent Directors’ Equity Compensation Plan as amended and restated on January 12, 2011	10-K	001-33812	10.39	1/31/2011
10.31*	MSCI Inc. Performance Formula and Incentive Plan	Proxy	001-33812	Annex C	2/28/2008
10.32*	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options	10-K	001-33812	10.19	2/28/2008
10.34*	RiskMetrics Group, Inc. 2000 Stock Option Plan	S-8	333-165888	99.1	6/3/2010
10.35*	RiskMetrics Group, Inc. 2004 Stock Option Plan	S-8	333-165888	99.2	6/3/2010
10.36*	RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan	10-K	001-33812	10.38	3/1/2013
10.43*	Award Agreement for 2010 Price Vested Stock Option Award for the Chief Executive Officer under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.54	1/31/2011

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.46†	Amendment to Index License Agreement for Funds, dated as of December 15, 2009, between MSCI Inc. and Blackrock Institutional Trust Company, N.A.	10-K	001-33812	10.57	1/31/2011
10.47	Amendment to Index License Agreement for Funds, dated as of June 13, 2011, between MSCI Inc. and BlackRock Institutional Trust Company, N.A.	10-K	001-33812	10.58	2/29/2012
10.48	Amendment to Index License Agreement for Funds, dated as of May 20, 2010	10-K	001-33812	10.59	1/31/2011
10.49†	Schedule No. 11043 to the Master Index License Agreement for Index Based Funds, between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.), dated as of September 1, 2010	10-K	001-33812	10.60	1/31/2011
10.50†	Amendment to the Index License Agreement for Funds, dated as of November 19, 2010, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.50	2/27/2015
10.51	Amendment to the Index License Agreement for Funds, dated as of June 21, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)	10-K	001-33812	10.62	2/29/2012
10.52†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K/A	001-33812	10.63	7/20/2012
10.53†	Amendment to the Index License Agreement for Funds, dated as of August 23, 2011, by and between MSCI Inc. and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.53	2/27/2015
10.54	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)	10-K	001-33812	10.65	2/29/2012
10.55†	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.57	3/1/2013

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.56	Amendment to the Index License Agreement for Funds, dated as of December 16, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International, Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.67	2/29/2012
10.57	Agreement of Lease dated September 16, 2011, by and between 7 World Trade Center, LLC and MSCI Inc.	8-K	001-33812	10.1	9/22/2011
10.59*	Offer Letter, executed May 25, 2012, between MSCI Inc. and Robert Qutub	8-K	001-33812	10.1	5/30/2012
10.62†	Amendment to the Index License Agreement for Funds, dated as of February 16, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.66	2/28/2014
10.63†	Amendment to the Index License Agreement for Funds, dated as of April 9, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.63	2/27/2015
10.64†	Amendment to the Index License Agreement for Funds, dated as of June 1, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.68	3/1/2013
10.65†	Amendment to the Index License Agreement for Funds, dated as of August 17, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.69	3/1/2013
10.66†	Amendment to the Index License Agreement for Funds, dated as of August 20, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.70	2/28/2014

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.67†	Amendment to the Index License Agreement for Funds, dated as of November 6, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.71	2/28/2014
10.68†	Amendment to the Index License Agreement for Funds, dated as of November 15, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.72	3/1/2013
10.69†	Amendment to the Index License Agreement for Funds, dated as of February 21, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.73	2/28/2014
10.70†	Amendment to the Index License Agreement for Funds, dated as of March 20, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.74	2/28/2014
10.71†	Amendment to the Index License Agreement for Funds, dated as of September 11, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.71	2/27/2015
10.72†	Amendment to the Index License Agreement for Funds, dated as of December 10, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.72	2/27/2015
10.73†	Amendment to the Index License Agreement for Funds, dated as of December 16, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.73	2/27/2015

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.74*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.79	2/28/2014
10.75*	Form of Performance Award Agreement for Performance Stock Units for Chief Executive Officer under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.80	2/28/2014
10.76*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.81	2/28/2014
10.77*	Form of Award Agreement for Restricted Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.82	2/28/2014
10.78*	Form of Award Agreement for Restricted Stock Units for Chief Executive Officer under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.83	2/28/2014
10.79*	Form of Award Agreement for Restricted Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.84	2/28/2014
10.80*	Award Agreement for 2013 Non-Qualified Stock Option Award	10-K	001-33812	10.85	2/28/2014
10.82†	Amendment to the Index License Agreement for Funds, dated as of January 23, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.82	2/27/2015
10.83†	Amendment to the Index License Agreement for Funds, dated as of January 23, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.83	2/27/2015
10.84	Stock Purchase Agreement, dated as of March 17, 2014, among MSCI Inc., RiskMetrics Group Holdings, LLC and VISS Acquisition Corp.	8-K	001-33812	2.1	3/20/2014

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.85†	Letter Agreement to amend the Amendment to the Index License Agreement for Funds, dated as of March 18, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.85	2/27/2015
10.87*	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. Independent Directors’ Equity Compensation Plan, as amended	10-Q	001-33812	10.2	5/2/2014
10.88*	Summary of Non-Employee Director Compensation	Filed Herewith
10.89†	Amendment to the Index License Agreement for Funds, dated as of July 9, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.89	2/27/2015
10.90†	Amendment to the Index License Agreement for Funds, dated as of July 16, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.90	2/27/2015
10.91†	Amendment to the Index License Agreement for Funds, dated as of August 15, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.91	2/27/2015
10.92†	Amendment to the Index License Agreement for Funds, dated as of September 9, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.92	2/27/2015
10.93†	Amendment to the Index License Agreement for Funds, dated as of September 17, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.93	2/27/2015
10.95†	Amendment to the Index License Agreement for Funds, dated as of September 22, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.95	2/27/2015

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.96†	Amendment to the Index License Agreement for Funds, dated as of October 30, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.96	2/26/2016
10.97	Revolving Credit Agreement, dated as of November 20, 2014, among MSCI Inc., as the Borrower, each of the Subsidiary Guarantors party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and L/C Issuer, the Lenders party thereto and J.P. Morgan Securities LLC, as Lead Arranger and Bookrunner (amended by Amendment No. 1 to the Revolving Credit Agreement, dated August 4, 2016, among MSCI Inc., each of the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent)	8-K	001-33812	10.1	11/20/2014
10.98	Cooperation Agreement, dated as of January 29, 2015 (amended by Letter Agreement to Cooperation Agreement, dated as of March 10, 2016, by and among MSCI Inc., Value Act Capital Management, L.P. and D. Robert Hale)	8-K	001-33812	99.1	1/30/2015
10.99*	Form of Award Agreement for Restricted Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.101	2/27/2015
10.100*	Form of Annual Performance Award Agreement for Performance Stock Units for Managing Directors under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-Q	001-33812	10.4	04/29/2016
10.101*	Form of Award Agreement for Restricted Stock Units for Managing Directors under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-Q	001-33812	10.5	04/29/2016
10.102†	Amendment to the Index License Agreement for Funds, dated as of February 4, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.102	2/26/2016
10.103†	Amendment to the Index License Agreement for Funds, dated as of February 25, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.103	2/26/2016

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.104†	Letter Agreement (to amend the Amendment dated December 10, 2013) to the Index License Agreement for Funds, dated as of March 17, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.104	2/26/2016
10.105†	Amendment to the Index License Agreement for Funds, dated as of April 20, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.105	2/26/2016
10.106†	Amendment to the Index License Agreement for Funds, dated as of April 20, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.106	2/26/2016
10.107*	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. Independent Directors’ Equity Compensation Plan, as amended	10-Q	001-33812	10.1	5/1/2015
10.108*	Change of Employment Status and Release Agreement for Roveen Bhansali	10-Q	001-33812	10.2	5/1/2015
10.109*	MSCI Inc. Change in Control Severance Plan, adopted May 28, 2015	10-K	001-33812	10.109	2/24/2017
10.110†	Amendment (to amend the Amendment dated February 21, 2013) to the Index License Agreement for Funds, dated as of June 1, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.110	2/26/2016
10.111†	Amendment to the Index License Agreement for Funds, dated as of June 1, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.111	2/26/2016
10.112†	Amendment (to amend the Amendment dated November 6, 2012) to the Index License Agreement for Funds, dated as of June 4, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.112	2/26/2016

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.113†	Amendment (to amend the Amendments dated January 23, 2014 and April 15, 2014) to the Index License Agreement for Funds, dated as of June 4, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.113	2/26/2016
10.114*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-Q	001-33812	10.2	7/31/2015
10.115*	Form of Special Performance Award Agreement for Performance Stock Units under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-Q	001-33812	10.3	7/31/2015
10.116†	Amendment to the Index License Agreement for Funds, dated as of August 1, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.116	2/26/2016
10.117†	Amendment (to amend the Amendment dated October 4, 2011) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.117	2/26/2016
10.118†	Amendment (to amend the Amendment dated January 23, 2014) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.118	2/26/2016
10.119†	Amendment (to amend the Amendment dated August 15, 2014) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.119	2/26/2016

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.120†	Letter Agreement (to amend the Amendment dated August 15, 2014) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.120	2/26/2016
10.121†	Letter Agreement (to amend the Amendment dated April 20, 2015) to the Index License Agreement for Funds, dated as of October 9, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.121	2/26/2016
10.122†	Letter Agreement (to amend the Amendment dated December 10, 2013) to the Index License Agreement for Funds, dated as of December 17, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.122	2/26/2016
10.123*	Transition and Release Agreement, dated as of February 10, 2016, by and between MSCI Inc. and Robert Qutub	10-K	001-33812	10.123	2/26/2016
10.124*	Form of 2016 Multi-Year Performance Award Agreement for Performance Stock Units for the Executive Committee under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-Q	001-33812	10.6	4/29/2016
10.125*	Form of 2016 Multi-Year Performance Award Agreement for Performance Stock Units for the Executive Committee under the MSCI Inc. 2016 Omnibus Incentive Plan	10-Q	001-33812	10.7	4/29/2016
10.126	Amendment (to amend the Amendment dated January 23, 2014) to the Index License Agreement for Funds, dated as of April 15, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.126	2/26/2016
10.127†	Amendment to the Index License Agreement for Funds, dated as of January 28, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.127	2/24/2017

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.128*	Offer Letter, effective as of March 15, 2016, between MSCI Inc. and Kathleen A. Winters	8-K	001-33812	10.1	4/27/2016
10.129†

Amendment to the Index License Agreement for Funds, dated as of February 29, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.130†	Amendment to the Index License Agreement for Funds, dated as of April 8, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.130	2/24/2017
10.131†	Amendment (to amend the Amendment dated December 16, 2011) to the Index License Agreement for Funds, dated as of April 12, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.131	2/24/2017
10.132*	MSCI Inc. 2016 Omnibus Incentive Plan	S-8	333-210987	99.1	04/28/2016
10.133*	MSCI Inc. 2016 Non-Employee Directors Compensation Plan, as amended	10-Q	001-33812	10.3	5/5/2017
10.134*	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan	10-Q	001-33812	10.3	4/29/2016
10.135*	Non-Employee Director Stock Ownership Guidelines	10-Q	001-33812	10.8	4/29/2016
10.136*	MSCI Inc. Non-Employee Director Deferral Plan, as amended	10-Q	001-33812	10.9	4/29/2016
10.137	Letter Agreement to Cooperation Agreement, dated as of March 10, 2016, by and among MSCI Inc., Value Act Capital Management, L.P. and D. Robert Hale.	10-Q	001-33812	10.10	4/29/2016
10.138*	Offer Letter, effective as of October 15, 2014, by and between MSCI Inc. and Laurent Seyer	10-Q	001-33812	10.13	4/29/2016
10.139*	Offer Letter, effective as of May 15, 2011, by and between MSCI Inc. and Peter Zangari	10-Q	001-33812	10.14	4/29/2016

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.140†	Amendment to the Index License Agreement for Funds, dated as of April 29, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.140	2/24/2017
10.141	Amendment to the Schedules to the Index License Agreement for Funds, dated as of May 4, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.141	2/24/2017
10.142†

Amendment to the Index License Agreement for Funds, dated as of May 12, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.143†	Amendment to the Index License Agreement for Funds, dated as of June 15, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.143	2/24/2017
10.144†	Amendment (to amend the Amendment dated February 29, 2016) to the Index License Agreement for Funds, dated as of July 21, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.144	2/24/2017
10.145*	Form of 2016 Award Agreement for Restricted Stock Units for Managing Directors under the MSCI Inc. 2016 Omnibus Incentive Plan	10-Q	001-33812	10.5	7/29/2016
10.146†

Amendment to the Index License Agreement for Funds, dated as of August 1, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.147	Amendment No. 1 to the Revolving Credit Agreement, dated August 4, 2016, among MSCI Inc., each of the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33812	10.1	8/05/2016

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.148†

Amendment to the Index License Agreement for Funds, dated as of October 12, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.149	Amendment to the Schedules to the Index License Agreement for Funds, dated as of November 30, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.149	2/24/2017
10.150†

Amendment to the Index License Agreement for Funds, dated as of December 5, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.151*	Form of Special Restricted Stock Unit Award Agreement under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.151	2/24/2017
10.152*	Form of Award Agreement for Restricted Stock Units for Managing Directors under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.152	2/24/2017
10.153*	Form of Annual Performance Award Agreement for Performance Stock Units for Managing Directors under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.153	2/24/2017
10.154††

Amendment to a Schedule to the Index License Agreement for Funds, dated as of December 8, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.155††

Amendment to the Index License Agreement for Funds, dated as of February 10, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.156††	Amendment No. 1 to the Index License Agreement for Funds, dated as of April 6, 2017, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.157††

Amendment to the Second Schedule to the Index License Agreement for Funds, dated as of April 12, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.158*	Form of Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan	10-Q	001-33812	10.1	5/5/2017
10.159††

Amendment to the Index License Agreement for Funds, dated as of May 26, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.160††

Amendment to the Previous Amendment and Previous Name Change Amendment to the Index License Agreement for Funds, dated as of September 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.161††

Amendment to the Index License Agreement for Funds, dated as of October 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.162††

Amendment to the Index License Agreement for Funds, dated as of October 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.163††

Amendment to the Index License Agreement for Funds, dated as of November 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.164*	Form of Award Agreement for Restricted Stock Units for Managing Directors under the MSCI Inc. 2016 Omnibus Incentive Plan	Filed Herewith
10.165*	Form of Annual Performance Award Agreement for Performance Stock Units for Managing Directors under the MSCI Inc. 2016 Omnibus Incentive Plan	Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.166*	Annual Incentive Plan	Filed Herewith
21.1	Subsidiaries of the Registrant	Filed Herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed Herewith
24.1	Powers of Attorney (included as part of Signature Page)	Filed Herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished Herewith
101.INS	XBRL Instance Document.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

*	Indicates a management compensation plan, contract or arrangement.
†	Confidential treatment has been granted for a portion of this exhibit.
††	Confidential treatment requested.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSCI INC.

By:	/S/ HENRY A. FERNANDEZ
	Name:	Henry A. Fernandez
	Title:	Chairman and Chief Executive Officer

Date: February 26, 2018

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

Signature	Title	Date

/S/ HENRY A. FERNANDEZ	Chairman and Chief Executive Officer	February 26, 2018
Henry A. Fernandez	(principal executive officer)

/S/ KATHLEEN A. WINTERS	Chief Financial Officer and Treasurer	February 26, 2018
Kathleen A. Winters	(principal financial officer)

/S/ RICHARD J. NAPOLITANO	Global Controller	February 26, 2018
Richard J. Napolitano	(principal accounting officer)

/S/ ROBERT G. ASHE	Director	February 26, 2018
Robert G. Ashe

/S/ BENJAMIN F. DUPONT	Director	February 26, 2018
Benjamin F. duPont

/S/ WAYNE EDMUNDS	Director	February 26, 2018
Wayne Edmunds

/S/ ALICE W. HANDY	Director	February 26, 2018
Alice W. Handy

/S/ CATHERINE R. KINNEY	Director	February 26, 2018
Catherine R. Kinney

/S/ WENDY E. LANE	Director	February 26, 2018
Wendy E. Lane

/S/ JACQUES P. PEROLD	Director	February 26, 2018
Jacques P. Perold /S/ LINDA H. RIEFLER	Director	February 26, 2018
Linda H. Riefler

/S/ GEORGE W. SIGULER	Director	February 26, 2018
George W. Siguler

/S/ MARCUS L. SMITH	Director	February 26, 2018
Marcus L. Smith
/S/ PATRICK TIERNEY	Director	February 26, 2018
Patrick Tierney

/S/ RODOLPHE M. VALLEE	Director	February 26, 2018
Rodolphe M. Vallee

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of MSCI Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report On Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 26, 2018

We have served as the Company’s auditor since 2014.

MSCI INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December 31,	December 31,
	2017	2016
	(In thousands, except per share and share data)
ASSETS
Current assets:
Cash and cash equivalents	$889,502	$791,834
Accounts receivable (net of allowances of $1,700 and $1,035 at December 31, 2017 and December 31, 2016, respectively)	327,597	221,504
Prepaid income taxes	15,103	12,389
Prepaid and other assets	34,927	29,943
Total current assets	1,267,129	1,055,670
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $171,280 and $136,841 at December 31, 2017 and December 31, 2016, respectively)	94,437	95,585
Goodwill	1,560,621	1,555,850
Intangible assets (net of accumulated amortization of $507,612 and $462,860 at December 31, 2017 and December 31, 2016, respectively)	321,836	347,640
Deferred tax assets	12,013	9,531
Other non-current assets	19,632	18,302
Total assets	$3,275,668	$3,082,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,612	$568
Accrued compensation and related benefits	131,156	119,113
Other accrued liabilities	100,538	82,531
Deferred revenue	374,365	334,358
Total current liabilities	607,671	536,570
Long-term debt	2,078,093	2,075,201
Deferred taxes	78,027	94,067
Other non-current liabilities	110,865	59,135
Total liabilities	2,874,656	2,764,973

Commitments and Contingencies (see Note 4 and Note 8)

Shareholders' equity:
Preferred Stock (par value $0.01, 100,000,000 share authorized, no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 129,543,856 and 128,996,344 common shares issued and 90,104,885 and 91,279,590 common shares outstanding at December 31, 2017 and December 31, 2016, respectively)	1,295	1,290
Treasury shares, at cost (39,438,971 and 37,716,754 common shares held at December 31, 2017 and December 31, 2016, respectively)	(2,321,989)	(2,170,739)
Additional paid in capital	1,264,849	1,225,565
Retained earnings	1,505,204	1,322,224
Accumulated other comprehensive loss	(48,347)	(60,735)
Total shareholders' equity	401,012	317,605
Total liabilities and shareholders' equity	$3,275,668	$3,082,578

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
	(In thousands, except per share data)
Operating revenues	$1,274,172	$1,150,669	$1,075,013
Operating expenses:
Cost of revenues	273,913	252,107	267,695
Selling and marketing	177,297	166,666	162,294
Research and development	75,884	75,204	77,320
General and administrative	87,903	87,235	86,007
Amortization of intangible assets	44,547	47,033	46,910
Depreciation and amortization of property, equipment and leasehold improvements	35,440	34,320	30,889
Total operating expenses	694,984	662,565	671,115

Operating income	579,188	488,104	403,898

Interest income	(6,314)	(2,906)	(1,166)
Interest expense	116,098	101,651	62,387
Other expense (income)	2,505	3,421	(6,877)

Other expense (income), net	112,289	102,166	54,344

Income from continuing operations before provision for income taxes	466,899	385,938	349,554
Provision for income taxes	162,927	125,083	119,516
Income from continuing operations	303,972	260,855	230,038
Loss from discontinued operations, net of income taxes	—	—	(6,390)
Net income	$303,972	$260,855	$223,648

Earnings per basic common share:
Earnings per basic common share from continuing operations	$3.36	$2.72	$2.11
Loss per basic common share from discontinued operations	—	—	(0.06)
Earnings per basic common share	$3.36	$2.72	$2.05

Earnings per diluted common share:
Earnings per diluted common share from continuing operations	$3.31	$2.70	$2.09
Loss per diluted common share from discontinued operations	—	—	(0.06)
Earnings per diluted common share	$3.31	$2.70	$2.03

Weighted average shares outstanding used in computing earnings per share:
Basic	90,336	95,986	109,124
Diluted	91,914	96,540	109,926

Dividend declared per common share	$1.32	$1.00	$0.80

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
	(in thousands)
Net income	$303,972	$260,855	$223,648
Other comprehensive income (loss):

Foreign currency translation adjustments	13,358	(24,871)	(12,253)
Income tax effect	—	(714)	135

Foreign currency translation adjustments, net	13,358	(25,585)	(12,118)

Pension and other post-retirement adjustments	(525)	660	1,872
Income tax effect	(445)	(65)	(528)

Pension and other post-retirement adjustments, net	(970)	595	1,344

Other comprehensive income (loss), net of tax	12,388	(24,990)	(10,774)

Comprehensive income	$316,360	$235,865	$212,874

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2014	$1,266	$(588,378)	$1,022,221	$1,022,695	$(24,971)	$1,432,833
Net income				223,648		223,648
Dividends			29	(87,881)		(87,852)
Other comprehensive income (loss), net of tax					(10,774)	(10,774)
Common stock issued	6					6
Compensation payable in common stock and options			25,963			25,963
Common stock repurchased and held in treasury		(806,782)	90,000			(716,782)
Common stock issued to directors and held in treasury		(535)	29			(506)
Exercise of stock options	10		19,688			19,698
Excess tax benefits from employee stock incentive plans			15,253			15,253

Balance at December 31, 2015	$1,282	$(1,395,695)	$1,173,183	$1,158,462	$(35,745)	$901,487
Net income				260,855		260,855
Dividends			34	(97,093)		(97,059)
Other comprehensive income (loss), net of tax					(24,990)	(24,990)
Common stock issued	5					5
Compensation payable in common stock and options			39,648			39,648
Common stock repurchased and held in treasury		(774,565)				(774,565)
Common stock issued to directors and held in treasury		(479)	38			(441)
Exercise of stock options	3		5,037			5,040
Excess tax benefits from employee stock incentive plans			7,625			7,625

Balance at December 31, 2016	$1,290	$(2,170,739)	$1,225,565	$1,322,224	$(60,735)	$317,605
Net income				303,972		303,972
Dividends			20	(120,992)		(120,972)
Other comprehensive income (loss), net of tax					12,388	12,388
Common stock issued	4					4
Compensation payable in common stock and options			36,572			36,572
Common stock repurchased and held in treasury		(150,461)				(150,461)
Common stock issued to directors and held in treasury		(789)	58			(731)
Exercise of stock options	1		2,634			2,635

Balance at December 31, 2017	$1,295	$(2,321,989)	$1,264,849	$1,505,204	$(48,347)	$401,012

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,		December 31,	December 31,
	2017		2016	2015
	(in thousands)
Cash flows from operating activities
Net income	$303,972		$260,855	$223,648
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	44,547		47,033	46,910
Stock-based compensation expense	36,576		32,001	28,558
Depreciation and amortization of property, equipment and leasehold improvements	35,440		34,320	30,889
Amortization of debt origination fees	3,396		3,068	2,135
Deferred taxes	(18,902)		(16,967)	(10,288)
Gain on disposition	—		(449)	—
Other non-cash adjustments	704		1,192	(2,067)
Changes in assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	(105,593)		(18,494)	(30,900)
Prepaid income taxes	(3,069)		41,332	(1,972)
Prepaid and other assets	(4,470)		624	(1,217)
Accounts payable	1,027		(1,912)	(298)
Accrued compensation and related benefits	8,659		13,089	5,087
Other accrued liabilities	15,933		19,741	17,165
Deferred revenue	38,555		21,809	8,047
Other	47,383	(1)	5,121	5,550
Net cash provided by operating activities	404,158		442,363	321,247

Cash flows from investing activities
Proceeds from sales of investments	771		—	6,736
Disposition, net of cash provided	—		657	—
Proceeds from the sale of capital equipment	—		—	55
Capital expenditures	(33,177)		(32,284)	(40,652)
Capitalized software development costs	(15,640)		(10,344)	(8,500)
Acquisitions, net of cash acquired	—		(60)	(6,500)
Net cash used in investing activities	(48,046)		(42,031)	(48,861)

Cash flows from financing activities
Proceeds from borrowing	—		500,000	800,000
Proceeds from exercise of stock options	2,635		5,040	3,631
Repurchase of treasury shares	(150,461)		(774,565)	(700,715)
Payment of dividends	(119,717)		(96,191)	(87,743)
Payment of debt issuance costs in connection with debt	—		(7,183)	(10,477)
Net cash (used in) provided by financing activities	(267,543)		(372,899)	4,696

Effect of exchange rate changes	9,099		(13,305)	(8,175)

Net increase in cash	97,668		14,128	268,907
Cash and cash equivalents, beginning of period	791,834		777,706	508,799
Cash and cash equivalents, end of period	$889,502		$791,834	$777,706

Supplemental disclosure of cash flow information:
Cash paid for interest	$112,502		$89,139	$42,110
Cash paid for income taxes	$128,727		$97,845	$129,534
Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$4,588		$4,422	$3,644
Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$1,197		$830	$84

(1) Includes $43.6 million accrual for amounts payable after December 31, 2018 related to the estimated one-time tax charge on the deemed repatriation of historic earnings and profits of foreign subsidiaries. See Note 10, "Income Taxes," for additional information.

See Notes to Consolidated Financial Statements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

Organization

MSCI Inc., together with its wholly-owned subsidiaries (the “Company” or “MSCI”), provides mission-critical investment decision support tools, including indexes; portfolio construction and risk management products and services; Environmental, Social and Governance (“ESG”) research and ratings; and real estate research, reporting and benchmarking offerings.  MSCI’s research-derived intellectual property includes methodologies, models, derived data and algorithms, as well as applications and services, which help its clients manage their investment processes and address their investment, risk and regulatory challenges.

On March 17, 2014, MSCI Inc. entered into a definitive agreement to sell Institutional Shareholder Services Inc. (“ISS”). As a result, the Company reported the operating results of ISS in “Income (loss) from discontinued operations, net of income taxes” in the Consolidated Statements of Income for the year ended December 31, 2015. Unless otherwise indicated, the disclosures accompanying these consolidated financial statements reflect the Company’s continuing operations. See Note 11, “Acquisitions and Dispositions,” for further details.

Basis of Presentation

The consolidated financial statements include the accounts of MSCI Inc. and its wholly-owned subsidiaries. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. It is also the Company’s policy to consolidate any variable interest entity for which the Company is the primary beneficiary, as required by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 810-10, “Consolidations.” For investments in any entities in which the Company owns 20% or less of the outstanding voting stock and significant influence does not exist, such investments are carried at cost. As of December 31, 2017, the Company had no such variable interest entities or investments.

The Company’s operating expenses are grouped and presented in the following activity categories: cost of revenues, selling and marketing, research and development and general and administrative. Costs are assigned to these activity categories based on the nature of the expense to which they directly relate, or, when not directly attributable, based on an allocation method that considers the type of effort related to such activities.

Cost of revenues consists of costs related to the production and servicing of the Company’s products and services and primarily includes related information technology costs, including data center, platform and infrastructure costs; costs to acquire, produce and maintain market data information; costs of research to support, maintain existing products; costs of product management teams; costs of client service and consultant teams to support customer needs; as well as other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs.

Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of MSCI’s sales force and marketing teams as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations.

Research and development expenses consist of costs to develop new or enhance existing products and the costs to develop new or improved technology and service platforms for the delivery of MSCI’s products and services and primarily includes the costs of development, research, product management, project management and the technology support associated with these efforts.

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

In most cases, the Company recognizes revenues from subscription arrangements ratably over the term of the license agreement pursuant to the contract’s terms. The contracts state the terms under which these fees are to be calculated. The fees are recognized as the Company supplies the product and service to the client over the license period and are generally billed in advance, prior to the license start date. When implementation services are included, the Company recognizes revenues allocated to the subscription ratably from the date the application is put into production to the end of the license period. Revenues associated with implementation services are recognized ratably over the useful life of those services from the date the application is put into production. For products and services whose fees are based on estimated assets under management linked to the Company’s indexes, or contract values related to futures and options, the Company recognizes revenues based on estimates from independent third-party sources or the most recently reported information from the client. Revenues from subscription agreements for the receipt of periodic benchmark reports, digests, and other publications, which are most often associated with the Company’s real estate operating segment, are primarily recognized upon delivery of such reports or data updates.

The Company’s software-related arrangements do not require significant modification or customization of any underlying software applications being licensed. Accordingly, the Company recognizes software revenues pursuant to the requirements of ASC Subtopic 985-605, “Software—Revenue Recognition.” The Company’s subscription agreements for software products include provisions that, among other things, would allow clients to receive unspecified, when and if available, software upgrades for no additional fee as well as the right to use the software products with maintenance and technical support for the term of the agreement, which is typically one year. Software agreements may include other consulting and professional services. In accordance with ASC Subtopic 985-605, “Software—Revenue Recognition,” the Company does not have vendor specific objective evidence (“VSOE”) for these elements and therefore begins to recognize software-related revenue ratably over the term of the license agreement once delivered.

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

The Company applies the provisions of ASC Subtopic 350-40, “Internal Use Software,” and accounts for the cost of computer software developed for internal use by capitalizing qualifying costs, which are substantially incurred during the application development stage. The amounts capitalized are included in Intangible Assets on the Consolidated Statement of Financial Condition and include external direct costs of services used in developing internal-use software and payroll and payroll-related costs of employees directly associated with the development activities. Additionally, costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements provide additional functionality to the software.

For the year ended December 31, 2017, the Company capitalized $15.6 million of costs related to software developed for internal use in the Consolidated Statement of Financial Condition for the year ended December 31, 2017.

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

Costs incurred in the preliminary and post-implementation stages of MSCI’s products are expensed as incurred.

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

The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events and circumstances exist. The testing for impairment is performed at the reporting unit level. Goodwill impairment is determined by comparing the fair value of a reporting unit with its carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of impairment, if any. If necessary an impairment charge will be recorded up to, but not more than, the total amount of goodwill allocated to the reporting unit.

The Company completed its annual goodwill impairment test as of July 1, 2017 on its four reporting units, which are the same as its four operating segments.  The Company performed a step zero, qualitative impairment test on each of its Index, Analytics and ESG operating segments and determined that it was more likely than not that the fair value for each of the Index, Analytics and ESG operating segments was not less than the carrying value for each.  As revenues have been below management’s expectations for the Real Estate segment, the Company performed a step 1, quantitative impairment test for this segment and determined that the fair value substantially exceeded its carrying value.

As the estimated fair value of the Company’s reporting units exceeded their carrying value on the testing dates, no impairment of goodwill was recorded during the years ended December 31, 2017, 2016 and 2015.

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

In accordance with ASC Subtopic 505-10, “Equity,” the Company accounts for capped accelerated share repurchase (“ASR”) agreements into which it enters as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date of the shares and (b) as a forward contract indexed to the Company’s own common stock. As such, the Company accounts for the shares that it receives under capped ASR agreements during the period as a repurchase of its common stock for the purpose of calculating earnings per common share. The Company has determined that the forward contracts indexed to the Company’s common stock meet all the applicable criteria for equity classification in accordance with ASC Subtopic 815-10 and, therefore, the capped ASR agreements are not accounted for as derivative instruments.

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

An allowance for doubtful accounts is recorded when it is probable and estimable that a receivable will not be collected. Changes in the allowance for doubtful accounts from December 31, 2014 to December 31, 2017 were as follows:

Amount
(in thousands)
Balance as of December 31, 2014	$857
Addition to provision	940
Amounts written off, net of recoveries	(680)
Balance as of December 31, 2015	$1,117
Addition to provision	1,011
Amounts written off, net of recoveries	(1,093)
Balance as of December 31, 2016	$1,035
Addition to provision	1,422
Amounts written off, net of recoveries	(757)
Balance as of December 31, 2017	$1,700

Accrued Compensation

The Company makes significant estimates in determining its accrued non-stock based compensation and benefits expenses. A significant portion of the Company’s employee incentive compensation programs are discretionary. At the end of each fiscal year, the Company determines the amount of discretionary cash bonus expense. These estimates reflect an assessment of performance versus targets and other key performance indicators at the Company, operating segment and employee level. The Company also reviews compensation and benefits expenses throughout the year to determine how overall performance compares to management’s expectations. These and other factors, including historical performance, are taken into account in accruing discretionary cash compensation estimates quarterly.

Concentrations

For the years ended December 31, 2017 and 2015, BlackRock, Inc. accounted for 11.5% and 10.3%, respectively, of the Company’s consolidated operating revenues while no single customer represented 10.0% or more of the Company’s consolidated operating revenues for the year ended December 31, 2016. For the years ended December 31, 2017, 2016 and 2015, BlackRock, Inc. accounted for 20.0%, 17.3% and 19.2%, respectively, of the Index segment’s operating revenues. No single customer accounted for 10.0% or more of operating revenues within the Analytics and All Other segments for the years ended December 31, 2017, 2016 and 2015.

2. RECENT ACCOUNTING STANDARDS UPDATES

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities have the option of adopting ASU 2014-09 retrospectively to each prior period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of initial application. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year by changing the effective date to be for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017 from December 15, 2016, with early adoption at the prior date permitted.

In March 2016, the FASB issued Accounting Standards Update 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net).” In April 2016, the FASB issued Accounting Standards Update 2016-10, “Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued Accounting

Standards Update 2016-12, “Narrow-Scope Improvements and Practical Expedients.” In December 2016, the FASB issued Accounting Standards Update No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These updates provide supplemental adoption guidance and clarification to ASU 2014-09 and must be adopted concurrently. The Company will be adopting the new revenue guidance as of January 1, 2018 using the modified retrospective transition method. Under this adoption method, the Company will record an immaterial adjustment to retained earnings at January 1, 2018. The adoption of the ASUs will generally result in more revenue being recognized up-front or earlier in the life of new contracts for certain MSCI products and services, including fees related to the licensing of desktop applications, implementation and set-up services and multi-year deals. Overall, the impact on consolidated revenues and the trend of earnings is not expected to be material. The adoption of the ASUs will also result in higher accounts receivable and deferred revenue balances than under the current guidance. Under the current guidance, MSCI only records the value of an invoice to accounts receivable and deferred revenue once the service period begins. Under the new guidance, however, when MSCI issues an invoice for a non-cancellable, non-refundable contract, MSCI has an unconditional right to consideration and recognizes a valid receivable. In addition, the new standard will require enhanced disclosures in relation to (i) disaggregated revenue, (ii) reconciliations of contract balances, (iii) performance obligations, (iv) significant judgments and (v) costs to obtain or fulfill contracts.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” or ASU 2016-09. The FASB issued ASU 2016-09 as part of the FASB’s Simplification Initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Amendments related to accounting for the income tax consequences have been adopted prospectively, resulting in the recognition of $5.7 million of excess tax benefits within “Provision for income taxes” in the Consolidated Statement of Income rather than “Additional paid in capital” in the Consolidated Statement of Financial Condition for the year ended December 31, 2017. This increased diluted earnings per share by $0.06 per share for the year ended December 31, 2017.  Excess tax benefits related to share-based compensation are now included in operating cash flows rather than financing cash flows. This change has been applied retrospectively in accordance with ASU 2016-09 and resulted in an increase of $7.6 million and $15.3 million in net cash provided by operating activities with a matching decrease in net cash used in financing activities for years ended December 31, 2016 and 2015, respectively, compared to previously reported results. The Company has previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows and, therefore, there is no change related to this requirement.  The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or to continue estimating forfeitures.  The Company has elected to continue estimating forfeitures under the current guidance.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13. The amendments in ASU 2016-13 introduce an approach based on expected losses to estimate credit losses on certain types of financial instruments, modify the impairment model for available-for-sale debt securities and provide for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2019, with early adoption permitted beginning after December 15, 2018. The adoption of ASU 2016-13 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” or ASU 2017-04. The amendments in ASU 2017-04 simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities. Instead, under the amendments in ASU 2017-04, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but not more than the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2017-04 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” or ASU 2017-07. The FASB issued ASU 2017-07 in order to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. ASU 2017-07 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. Entities should apply these amendments retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The adoption of ASU 2017-07 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, “Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting,” or ASU 2017-09. The FASB issued ASU 2017-09 in order to reduce the diversity in practice, as well as the cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, Compensation—Stock Compensation. ASU 2017-09 provides that an entity shall account for the effects of a modification of the terms or conditions of an equity award as an exchange of the original award for a new award, unless the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used), the vesting conditions and the classification of the modified award are the same as the original award immediately before the award is modified. ASU 2017-09 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. ASU 2017-09 requires reporting organizations to apply the amendments prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” or ASU 2017-12. The FASB issued ASU 2017-12 in order to expand and refine hedge accounting for both financial and non-financial risk components and align the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements. ASU 2017-12 also includes certain targeted improvements to simplify the application of current guidance related to the assessment of hedge accounting. ASU 2017-12 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018, with early adoption permitted.

The adoption of ASU 2017-12 is not expected to have a material effect on the Company’s consolidated financial statements.

On December 22, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform”).  Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, registrants are required to record in their financial statements their reasonable estimates of the impact of Tax Reform that can be determined at the time they issue their financial statements, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.  SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the impact of Tax Reform for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the impact of Tax Reform where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with the law in effect prior to the enactment of Tax Reform.  The Company adopted SAB 118 for the year ended December 31, 2017 and has made the relevant disclosures.  See Note 10, “Income Taxes,” for additional information.

3. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 987, 398 and 3,778 anti-dilutive securities excluded from the calculation of diluted EPS for the years ended December 31, 2017, 2016 and 2015, respectively, because of their anti-dilutive effect.

The following table presents the computation of basic and diluted EPS:

	Years Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
(in thousands, except per share data)
Income from continuing operations, net of income taxes	$303,972	$260,855	$230,038
Loss from discontinued operations, net of income taxes	—	—	(6,390)
Net income	$303,972	$260,855	$223,648
Basic weighted average common shares outstanding	90,336	95,986	109,124
Effect of dilutive securities:
Stock options and restricted stock units	1,578	554	802
Diluted weighted average common shares outstanding	91,914	96,540	109,926
Earnings per basic common share from continuing operations	$3.36	$2.72	$2.11
Loss per basic common share from discontinued operations	—	—	(0.06)
Earnings per basic common share	$3.36	$2.72	$2.05
Earnings per diluted common share from continuing operations	$3.31	$2.70	$2.09
Loss per diluted common share from discontinued operations	—	—	(0.06)
Earnings per diluted common share	$3.31	$2.70	$2.03

4. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $24.2 million, $24.2 million and $26.5 million, respectively.

Future minimum commitments for the Company’s operating leases in place as of December 31, 2017 are as follows:

Years Ending December 31,	Amount
(in thousands)
2018	$30,210
2019	25,346
2020	21,943
2021	19,094
2022	16,208
Thereafter	117,853
Total	$230,654

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

Revolver. On November 20, 2014, the Company entered into a $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”) with a syndicate of banks. The 2014 Revolving Credit Agreement had an initial term of five years with an option to extend for two additional one-year terms. On August 4, 2016, the Company entered into Amendment No. 1 (the “Amendment”) to the 2014 Revolving Credit Agreement (the 2014 Revolving Credit Agreement as so amended, the “Revolving Credit Agreement”). The Amendment, among other things, (i)  increased aggregate commitments available to be borrowed to $220.0 million, (ii) increased the maximum consolidated leverage ratio and (iii) extended the initial term to August 2021 with an option to extended for an additional one-year term. At December 31, 2017, the Revolving Credit Agreement was undrawn.

Long-term debt at December 31, 2017 was $2,078.1 million, net of $21.9 million in deferred financing fees. Long-term debt at December 31, 2016 was $2,075.2 million, net of $24.8 million in deferred financing fees.

In connection with the closings of the Senior Notes offerings and entering into the 2014 Revolving Credit Agreement and the Amendment, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over the related lives. At December 31, 2017, $23.7 million of the deferred financing fees remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $1.3 million of which is included in “Other non-current assets” and $21.9 million of which is grouped and presented as part of “Long-term debt” on the Consolidated Statement of Financial Condition.

At December 31, 2017 and 2016, the fair market value of the Company’s debt obligations was $2,231.1 million and $2,192.5 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value and represents Level 2 valuations, which are based on one or more quoted prices in markets that are not considered to be active or for which all significant inputs are observable, either directly or indirectly. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

Derivatives and Hedging Activities. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company had previously entered into derivative financial instruments to manage exposures that arose from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, and may do so again in the future. The Company’s derivative financial instruments were used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings. For the year ended December 31, 2017, the Company was not party to any interest rate swaps.

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency, the U.S. dollar. The Company enters into derivative financial instruments, in certain cases, to protect the value or fix the amount of certain obligations in terms of its functional currency.

Non-designated Hedges of Foreign Exchange Risk. Derivatives not designated as hedges are not speculative and are used to manage the Company’s economic exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2017, the Company had outstanding foreign currency forwards with a notional amount of $10.5 million that were not designated as hedges in qualifying hedging relationships.

The following table presents the fair values of the Company’s derivative instruments and the location in which they are presented on the Company’s Consolidated Statements of Financial Condition:

		As of
	Consolidated Statements of	December 31,	December 31,
(in thousands)	Financial Condition Location	2017	2016
Non-designated hedging instruments:
Asset derivatives:
Foreign exchange contracts	Prepaid and other assets	$-	$27
Liability derivatives:
Foreign exchange contracts	Other accrued liabilities	$(118)	$(124)

The following tables present the effect of the Company’s financial derivatives and the location in which they are presented on the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income:

		Amount of Gain or (Loss) Recognized
		in Income on Derivatives for the
Derivatives Not Designated as	Location of Gain or	Years Ended
Hedging Instruments	(Loss) Recognized	December 31,	December 31,	December 31,
(in thousands)	in Income on Derivatives	2017	2016	2015
Foreign exchange contracts	Other expense (income)	$(1,847)	$1,566	$366

Gain on sale of investment

During the year ended December 31, 2015, MSCI sold an investment accounted for under the cost method and recognized a $6.3 million gain. During the year ended December 31, 2017, MSCI recognized an additional $0.8 million gain upon final settlement of the amounts held in escrow related to this sale. These gains are included within the “Other expense (income), net” in the Consolidated Statements of Income.

5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at December 31, 2017 and 2016 consisted of the following:

		As of
	Estimated	December 31,	December 31,
	Useful Lives	2017	2016
		(in thousands)
Computer & related equipment	2 to 5 years	$200,592	$162,306
Furniture & fixtures	7 years	10,591	9,724
Leasehold improvements	1 to 21 years	51,128	49,442
Work-in-process	—	3,406	10,954
Subtotal		265,717	232,426
Accumulated depreciation and amortization		(171,280)	(136,841)
Property, equipment and leasehold improvements, net		$94,437	$95,585

Depreciation and amortization expense of property, equipment and leasehold improvements was $35.4 million, $34.3 million and $30.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change to the Company’s goodwill was as follows:

(in thousands)	Index	Analytics		All Other		Total
Goodwill at December 31, 2015	$1,208,454	$302,551		$54,616		$1,565,621
Changes to goodwill	—	60	(1)	(110)	(2)	(50)
Foreign exchange translation adjustment	(6,006)	—		(3,715)		(9,721)
Goodwill at December 31, 2016	$1,202,448	$302,611		$50,791		$1,555,850
Foreign exchange translation adjustment	2,952	—		1,819		4,771
Goodwill at December 31, 2017	$1,205,400	$302,611		$52,610		$1,560,621

(1)	Reflects the final working capital adjustment payment made during the year ended December 31, 2016 to complete the acquisition of the Insignis business (“Insignis”).
(2)	Reflects the value disposed in the sale of the Real Estate occupiers business.

Through the year ended December 31, 2017, the Company has never recognized an impairment of goodwill on its consolidated financial statements.

Intangible Assets

Amortization expense related to intangible assets for the years ended December 31, 2017, 2016 and 2015, was $44.5 million, $47.0 million and $46.9 million, respectively.

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets were as follows:

		As of
	Estimated	December 31,	December 31,
	Useful Lives	2017	2016
		(in thousands)
Gross intangible assets:
Customer relationships	5 to 21 years	$361,199	$361,199
Trademarks/trade names	5 to 21.5 years	223,382	223,382
Technology/software	3 to 8.5 years	225,407	210,013
Proprietary data	13 years	28,627	28,627
Covenant not to compete	2 years	-	1,225
Subtotal		838,615	824,446
Foreign exchange translation adjustment		(9,167)	(13,946)
Total gross intangible assets		$829,448	$810,500
Accumulated amortization:
Customer relationships		$(189,100)	$(166,923)
Trademarks/trade names		(116,691)	(105,077)
Technology/software		(193,095)	(184,290)
Proprietary data		(10,352)	(8,571)
Covenant not to compete		-	(1,089)
Subtotal		(509,238)	(465,950)
Foreign exchange translation adjustment		1,626	3,090
Total accumulated amortization		$(507,612)	$(462,860)
Net intangible assets:
Customer relationships		$172,099	$194,276
Trademarks/trade names		106,691	118,305
Technology/software		32,312	25,723
Proprietary data		18,275	20,056
Covenant not to compete		-	136
Subtotal		329,377	358,496
Foreign exchange translation adjustment		(7,541)	(10,856)
Total net intangible assets		$321,836	$347,640

Estimated amortization expense for succeeding years is presented below:

Years Ending December 31,	Amortization Expense
(in thousands)
2018	$45,526
2019	43,593
2020	41,583
2021	38,488
2022	35,730
Thereafter	116,916
Total	$321,836

7. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. For the years ended December 31, 2017, 2016 and 2015, costs relating to 401(k), pension and post-retirement benefit expenses were $22.5 million, $21.6 million and $23.1 million, respectively. Amounts included in cost of revenues for the years ended December 31, 2017, 2016 and 2015 were $10.6 million, $9.5 million and $10.7 million, respectively. Amounts included in selling and marketing for the years ended December 31, 2017, 2016 and 2015 were $6.7 million, $6.7 million and $6.8 million, respectively. Amounts included in research and development for the years ended December 31, 2017, 2016 and 2015 were $3.8 million, $4.0 million and $4.0 million, respectively. Amounts included in general and administrative for the years ended December 31, 2017, 2016 and 2015 were $1.5 million, $1.3 million and $1.6 million, respectively.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions, which are subject to vesting and certain other limitations. The Company’s expenses associated with the 401(k) plan and other defined contribution plans for the years ended December 31, 2017, 2016 and 2015 were $19.2 million, $17.6 million and $18.4 million, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense incurred by the Company related to defined benefit pension plans was $3.3 million, $4.0 million and $4.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company uses a measurement date of December 31 to calculate obligations under its pension and postretirement plans. As of December 31, 2017 and 2016, the Company carried a net liability of $22.0 million and $18.4 million, respectively, in “Other non-current liabilities” on the Consolidated Statement of Financial Condition related to its future pension obligations. The fair value of the defined benefit plan assets were $20.6 million and $17.5 million at December 31, 2017 and 2016, respectively.

8. SHAREHOLDERS’ EQUITY

This note reflects the share repurchases and related activity as well as share-based compensation activity recognized by the Company, including the amounts recognized in both continuing operations and discontinued operations for all periods referenced.

Return of capital

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

On October 26, 2016, the Board of Directors approved an additional stock repurchase program authorizing the purchase of up to $750.0 million worth of shares of our common stock (together with the $330.3 million remaining authorization under the 2015 Repurchase Program, the “2016 Repurchase Program”). Share repurchases made pursuant to the 2016 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of December 31, 2017, there was $733.1 million of available authorization remaining under the 2016 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Year Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands, except per share data)
December 31, 2015	$62.63	10,710	$670,824
December 31, 2016	$73.71	10,303	$759,427
December 31, 2017	$87.96	1,556	$136,899
The following table presents cash dividends declared and distributed per common share for the periods indicated:

	Dividends
	Per Share	Declared	Distributed	Deferred
2017		(in thousands, except per share data)
Three Months Ended March 31,	$0.28	$25,769	$25,500	$269
Three Months Ended June 30,	0.28	25,710	25,444	266
Three Months Ended September 30,	0.38	34,768	34,403	365
Three Months Ended December 31,	0.38	34,745	34,448	297
Total	$1.32	$120,992	$119,795	$1,197
2016
Three Months Ended March 31,	$0.22	$22,046	$21,889	$157
Three Months Ended June 30,	0.22	21,588	21,391	197
Three Months Ended September 30,	0.28	26,936	26,680	256
Three Months Ended December 31,	0.28	26,524	26,304	220
Total	$1.00	$97,094	$96,264	$830
2015
Three Months Ended March 31,	$0.18	$20,424	$20,411	$13
Three Months Ended June 30,	0.18	20,444	20,442	2
Three Months Ended September 30,	0.22	24,210	24,152	58
Three Months Ended December 31,	0.22	22,803	22,792	11
Total	$0.80	$87,881	$87,797	$84

Common Stock

The following table presents activity related to shares of common stock issued and repurchased for the periods indicated:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Balance At December 31, 2014	126,637,390	(14,564,921)	112,072,469
Dividend payable/paid	802	(385)	417
Common stock issued and exercise of stock options	1,558,965	—	1,558,965
Shares withheld for tax withholding and exercises	—	(763,558)	(763,558)
Shares repurchased under stock repurchase programs	—	(11,856,169)	(11,856,169)
Shares issued to directors	3,032	(2,008)	1,024
Balance At December 31, 2015	128,200,189	(27,187,041)	101,013,148
Dividend payable/paid	892	(472)	420
Common stock issued and exercise of stock options	788,304	—	788,304
Shares withheld for tax withholding and exercises	—	(219,921)	(219,921)
Shares repurchased under stock repurchase programs	—	(10,303,047)	(10,303,047)
Shares issued to directors	6,959	(6,273)	686
Balance At December 31, 2016	128,996,344	(37,716,754)	91,279,590
Dividend payable/paid	156	—	156
Common stock issued and exercise of stock options	538,499	—	538,499
Shares withheld for tax withholding and exercises	—	(158,090)	(158,090)
Shares repurchased under stock repurchase programs	—	(1,556,313)	(1,556,313)
Shares issued to directors	8,857	(7,814)	1,043
Balance At December 31, 2017	129,543,856	(39,438,971)	90,104,885

Shared-Based Compensation

The Company regularly issues share-based compensation to its employees and directors who are not employees of the Company. The accounting guidance for share-based compensation requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures.

In February 2018, the Company granted a portion of its employees awards in the form of RSUs and MSUs. The total number of units granted was 211,144. The aggregate fair value of the awards was $26.6 million, of which approximately $2.4 million had been expensed in the year ended December 31, 2017 in relation to awards granted to retirement eligible employees under the award terms. A portion of the awards granted consisted of RSUs vesting over a three-year period, with one-third vesting on each anniversary of the grant in 2019, 2020 and 2021. A smaller portion of the awards granted consisted of MSUs that will time-vest over a three year period and are subject to the achievement of the applicable absolute total shareholder return compounded annual growth rate and relative total shareholder return compounded annual growth rate performance metrics measured over a minimum three-year performance period. The performance period may also be extended for an additional period of six months only in the event that both of the performance metrics achieved by the Company are below specified threshold performance levels.

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

The components of share-based compensation expense related to the awards to Company employees and directors who are not employees of the Company of restricted stock units and restricted stock awards (representing shares of common stock) and options to purchase shares of common stock, as applicable, are presented below:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2017	2016	2015
Deferred stock	$37,921	$32,525	$27,549
Stock options	—	—	(73)
Total	$37,921	$32,525	$27,476

The following table presents the amount of share-based compensation expense by category for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2017	2016	2015
Cost of revenues	$9,707	$7,971	$6,909
Selling and marketing	11,355	9,526	6,564
Research and development	3,477	2,970	2,823
General and administrative	13,382	12,058	11,180
Total share-based compensation expense	$37,921	$32,525	$27,476

There was no share-based compensation expense included in “Income (loss) from discontinued operations, net of income taxes” in the Consolidated Statement of Income for the years ended December 31, 2017, 2016 and 2015.

The tax benefits for share-based compensation expense related to deferred stock and stock options granted to Company employees and to directors who are not employees of the Company were $5.5 million, $7.4 million and $15.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, $29.9 million of compensation cost related to MSCI unvested share-based awards granted to the Company’s employees and to directors who are not employees of the Company had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will be recognized primarily over the next one to three years.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of common stock. As of December 31, 2017, 7.3 million shares of common stock were available for future grants under these plans.

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

The following table presents activity concerning the Company’s vested and unvested deferred stock awards applicable to its employees (share data in thousands) for the period indicated:

		Weighted
		Average
		Grant
	Number of	Date Fair
For the Year Ended December 31, 2017	Shares	Value
Vested and unvested deferred stock awards at December 31, 2016	1,507	$61.82
Granted	302	$88.01
Conversion to common stock	(351)	$56.83
Canceled	(39)	$66.25
Vested and unvested deferred stock awards at December 31, 2017 (1)	1,419	$68.50

(1)	As of December 31, 2017, 1,366 restricted stock units and restricted stock awards, with a weighted average price of $68.35, were vested or expected to vest.

The total fair value of Deferred Stock Awards held by the Company’s employees that converted to MSCI common stock during the years ended December 31, 2017, 2016 and 2015 was $30.3 million, $39.4 million and $34.1 million, respectively.

The following table presents activity concerning the Company’s unvested deferred stock awards related to its employees (share data in thousands):

		Weighted
		Average
		Grant
	Number of	Date Fair
For the Year Ended December 31, 2017	Shares	Value
Unvested deferred stock awards at December 31, 2016	1,207	$62.89
Granted	277	$88.27
Vested	(279)	$58.06
Canceled	(39)	$66.25
Unvested deferred stock awards at December 31, 2017	1,166	$69.96

Unvested deferred stock awards expected to vest	1,113	$69.84

Stock Option Awards. No stock options were issued during the years ended December 31, 2017, 2016 and 2015.

The following table presents activity concerning MSCI stock options granted to the Company’s employees for the year ended December 31, 2017 (option data and dollar values in thousands, except exercise price):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregated
	of	Exercise	Life	Intrinsic
For the Year Ended December 31, 2017	Options	Price	(Years)	Value
Options outstanding at December 31, 2016	269	$24.06	2.22	N/A
Granted or assumed	—	$—	N/A	N/A
Forfeited	—	$—	N/A	N/A
Conversion to common stock	(124)	$21.24	N/A	N/A
Options outstanding and exercisable at December 31, 2017	145	$26.47	2.11	$14,519

All outstanding stock options as of December 31, 2017 are vested and exercisable.

The following table presents information relating to the Company’s outstanding and exercisable stock options as of December 31, 2017 (number of options outstanding and aggregate intrinsic value data in thousands):

As of December 31, 2017	Options Outstanding
		Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
Range of Exercise Prices	Outstanding	Price	Life (Years)	Value
$15.18 to $16.48	38	$16.47	1.15	$4,175
$20.45 to $24.11	16	$20.62	1.77	$1,733
$25.64	41	$25.64	2.11	$4,139
$36.70	50	$36.70	2.95	$4,472
Total	145			$14,519

The intrinsic value of the stock options exercised by the Company’s employees during the years ended December 31, 2017, 2016 and 2015 was $10.9 million, $11.3 million and $37.3 million, respectively.

9. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As required by ASC Subtopic 220-10, “Comprehensive Income—Overall,” the following table presents the amounts reclassified from accumulated other comprehensive income (loss) by the respective line item in the Consolidated Statement of Income:

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (1)

Details about Accumulated Other	Amount Reclassified from Accumulated			Affected Line Item in the
Comprehensive Income (Loss) Components	Other Comprehensive Income (Loss)			Consolidated Statements of Income
	Years Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
		(in thousands)
Defined benefit pension plans
Amount recognized as a component of net periodic benefit expense for curtailments and settlements	$(281)	$(261)	$(563)
	77	73	153	Provision for income taxes
Total reclassifications for the period, net of tax	$(204)	$(188)	$(410)

(1)	Amounts in parentheses indicate expenses or losses moved to the Consolidated Statements of Income.

10. INCOME TAXES

The provision for income taxes (benefits) by taxing jurisdiction consisted of:

	Years Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
	(in thousands)
Current
U.S. federal	$133,250	$93,071	$85,540
U.S. state and local	16,312	16,363	22,108
Non U.S.	32,267	32,616	22,156
	181,829	142,050	129,804
Deferred
U.S. federal	(12,502)	(13,010)	(10,546)
U.S. state and local	(2,119)	(2,235)	1,460
Non U.S.	(4,281)	(1,722)	(1,202)
	(18,902)	(16,967)	(10,288)
Provision for income taxes from continuing operations	$162,927	$125,083	$119,516
Provision for income taxes from discontinued operations	$—	$—	$6,390

The following table reconciles the provision to the U.S. federal statutory income tax rate for income from continuing operations:

	Years Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
U.S. state and local income taxes, net of U.S. federal income tax benefits	1.84%	2.38%	4.44%
Change in tax rates applicable to non-U.S. earnings	(7.60%)	(3.73%)	(2.73%)
Domestic tax credits and incentives	(0.24%)	(0.26%)	(2.62%)
Net tax charge related to Tax Reform	7.40%	—%	—%
Excess Stock Based Compensation	(1.25%)	—%	—%
Other	(0.25%)	(0.98%)	0.10%
Effective income tax rate	34.90%	32.41%	34.19%

On December 22, 2017 the U.S. government enacted Tax Reform. Tax Reform significantly revises the U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system and imposing a one-time tax on deemed repatriation of historic earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The provisions of Tax Reform will impact the Company for the annual reporting periods, including interim periods within those periods, beginning after December 31, 2017 as well as during the three months ended December 31, 2017. The U.S. federal income tax rate reduction was effective as of January 1, 2018.

Pursuant to SAB 118 and given the amount and complexity of the changes in tax law resulting from Tax Reform, the Company has not finalized the accounting for the income tax effects of Tax Reform. This includes the provisional amounts recorded related to the Toll Charge, the remeasurement of deferred taxes and the change in the Company’s indefinite reinvestment assertion. The impact of Tax Reform may differ from this estimate, possibly materially, during the one-year measurement period due to, among other things, further refinement of the Company’s calculations as it completes its tax returns for the fiscal year ended December 31, 2017, changes in interpretations and assumptions the Company has made and ongoing guidance and accounting interpretations that may be issued as a result of Tax Reform.

The Company’s provisional accounting for the effects of Tax Reform resulted in a net charge of $34.5 million in the provision for income taxes for MSCI that primarily included an estimated tax charge of approximately $47.5 million related to the Toll Charge and an estimated tax charge of approximately $16.0 million related to a change in assertion that those profits were permanently reinvested overseas as of December 31, 2017, partially offset by an estimated tax benefit of approximately $29.0 million related to the revaluation of deferred taxes at the now lower statutory corporate rate.

The Toll Charge is based on the Company’s E&P of foreign subsidiaries for which the Company had not previously recognized U.S. income taxes. The total estimated Toll Charge of $47.5 million was recognized discretely in the year ended December 31, 2017. As of December 31, 2017, $43.6 million of the Toll Charge was held in “Other non-current liabilities” on the Consolidated Statement of Financial Condition as the amounts are not payable until after December 31, 2018. The Company has not yet finalized its calculation of the total E&P for its foreign subsidiaries.

As of December 31, 2017, the Company no longer considers available cash balances to be indefinitely reinvested and recorded an estimated tax charge of $16.0 million related to foreign withholding taxes during the year ended December 31, 2017. However, the Company is continuing to assess its intentions related to its indefinite reinvestment assertion for future periods.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016, were as follows:

	As of
	December 31,	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Employee compensation and benefit plans	$19,646	$27,914
Deferred rent	5,308	7,869
Pension	1,520	1,965
Unearned revenue	853	1,322
Loss carryforwards - non-current	18,105	27,616
Other	1,435	558
Subtotal	46,867	67,244
Less: valuation allowance	(11,575)	(17,807)
Total deferred tax assets	$35,292	$49,437
Deferred tax liabilities:
Intangible assets	$(73,634)	$(121,900)
Investment in foreign subsidiaries	(16,108)	—
Property, equipment and leasehold improvements, net	(11,564)	(12,073)
Total deferred tax liabilities	$(101,306)	$(133,973)
Net deferred tax liabilities	$(66,014)	$(84,536)

As presented in the table above, the Company has certain loss carryforward items. The tax value of the capital loss carryforward is $10.6 million which is set to expire in 2019. There is a full valuation allowance against this item. The tax value of the United States portion of the net operating loss carryforwards is $6.3 million which is subject to an annual limitation on utilization and will begin to expire in 2020. There is a valuation allowance against state tax losses of $0.4 million. As of December 31, 2017, the tax value of foreign net operating loss carryforwards was $1.3 million with a related valuation allowance of $0.6 million.

The following table presents changes in the Company’s deferred tax asset valuation allowance for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$17,807	$21,052	$21,232
Additions charged to cost and expenses	324	1,862	—
Additions charged to other accounts	—	—	—
Deductions	(6,556)	(5,107)	(180)
Ending balance	$11,575	$17,807	$21,052

The following table presents the components of income before provision for income taxes generated by domestic or foreign operations for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
	(in thousands)
Domestic	$283,779	$263,536	$282,764
Foreign (1)	183,120	122,402	66,790
Total income before provision for income taxes	$466,899	$385,938	$349,554

(1)	Foreign income before provision for income taxes is defined as income generated from operations located outside the U.S., which includes income from foreign branches of U.S. companies.

Cumulative earnings attributable to foreign subsidiaries were $450.7 million, $341.6 million and $224.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. The Company has recorded a $16.0 million charge to provision for income taxes related to foreign withholding taxes that would be payable upon repatriation.

The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. As part of the Company’s periodic review of unrecognized tax benefits and based on new information regarding the status of federal and state examinations, the Company’s unrecognized tax benefits are remeasured. It is reasonably possible that significant changes in the balance of unrecognized tax benefits may occur within the next 12 months. At this time, however, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and the impact on the effective tax rate over the next 12 months.

The Company believes the resolution of tax matters will not have a material effect on the Consolidated Statement of Financial Condition of the Company, although a resolution could have a material impact on the Company’s Consolidated Statement of Income for a particular future period and on the Company’s effective tax rate for any period in which such resolution occurs.

The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2017, 2016 and 2015:

	Years Ended
	December 31,	December 31,	December 31,
Gross unrecognized tax benefits	2017	2016	2015
(in thousands)
Beginning balance	$7,936	$8,692	$6,525
Increases based on tax positions related to the current period	3,389	575	536
Increases based on tax positions related to prior periods	519	135	2,131
Decreases based on tax positions related to prior periods	(6)	(3)	(500)
Decreases related to settlements with taxing authorities	(1,152)	(1,463)	—
Decreases related to a lapse of applicable statute of limitations	(664)	—	—
Ending balance	$10,022	$7,936	$8,692

The total amount of unrecognized tax benefits was $9.4 million, net of federal benefit of state issues, competent authority and foreign tax credit offsets, as of December 31, 2017, which, if recognized, would favorably affect the effective tax rate in future periods. The Company recognizes the accrual of interest and penalties related to unrecognized tax benefits in the “Provision for income taxes” in the Consolidated Statement of Income. For the year ended December 31, 2017, the Company recognized $0.2 million of interest in the Consolidated Statement of Income with respect to unrecognized tax benefits. No significant penalties were recognized in the Consolidated Statement of Income for the year ended December 31, 2017. The amount of accrued interest, which includes interest related to uncertain tax positions and accrued income tax expense, recorded on the Consolidated Statement of Financial Condition as of December 31, 2017 was $0.9 million.

The Company is under examination by the IRS and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as India, and states in which the Company has significant operations, such as New York.

The tax years currently under examination vary by jurisdiction but include years ranging from 2006 through 2016. As a result of having previously been a member of the Morgan Stanley consolidated group, the Company may have future settlements with Morgan Stanley related to the ultimate disposition of their New York State and New York City examination relating to the tax years 2007 and 2008 and their IRS examination relating to the tax years 2006 through 2008. The Company does not believe it has any material exposure to the New York State and New York City examinations. Additionally, the Company believes it has adequate reserves for any tax issues that may arise out of the IRS examination relating to the tax years 2006 through 2008 and therefore does not believe any related settlement with Morgan Stanley will have a material impact.

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

Disposition of ISS

On March 17, 2014, MSCI entered into a definitive agreement to sell ISS and completed the sale on April 30, 2014. The results of operations from ISS are reflected in “Income (loss) from discontinued operations, net of income taxes” in the Consolidated Statements of Income. The year ended December 31, 2015 reflects the impact of out-of-period income tax charges associated with the tax obligations triggered upon the sale of ISS.

12. SEGMENT INFORMATION

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or CODM, in deciding how to allocate resources and assess performance. MSCI’s Chief Executive Officer and its President, who are considered to be its CODM, review financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

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

Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses that are not directly attributable to a particular segment are based upon allocation methodologies, including time estimates, headcount, sales targets, data center consumption and other relevant usage measures. Due to the integrated structure of our business, certain costs incurred by one segment may benefit other segments. A segment may use the content and data produced by another segment without incurring an arm’s-length intersegment charge.

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

The Analytics operating segment offers risk management, performance attribution and portfolio management content, applications and services that provide clients with an integrated view of risk and return and an analysis of market, credit, liquidity and counterparty risk across all major asset classes, spanning short, medium and long-term time horizons. Clients access Analytics content through MSCI’s own proprietary applications and APIs, or through third party applications or directly on their own platforms.   The Analytics operating segment also provides various managed services to help clients operate more efficiently as well as address the needs of certain specialized areas of the investment community by providing a reporting service and performance reporting tools to institutional consultants and investors in hedge funds.

The ESG operating segment offers products and services that help institutional investors understand how environmental, social and governance factors can impact the long-term risk of their investments. In addition, MSCI ESG Research data and ratings are used in the construction of equity and fixed income indexes to help institutional investors more effectively benchmark ESG investment performance, issue index-based investment products, as well as manage, measure and report on ESG mandates.

The Real Estate operating segment includes research, reporting and benchmarking offerings that provide real estate performance analysis for funds, investors and managers. Real Estate performance and risk analytics range from portfolio to property-specific analysis.  The Real Estate operating segment also provides business intelligence to real estate owners, managers, developers and brokers worldwide.  During the year ended December 31, 2016, the Company disposed of the Real Estate occupiers business and recorded an immaterial gain on the disposition which was recorded in “Other expense (income),” in the Consolidated Statement of Income.

The operating segments of ESG and Real Estate do not individually meet the segment reporting thresholds and have been combined and presented as part of All Other for disclosure purposes.

The following table presents operating revenue by reportable segment for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
	(in thousands)
Operating revenues
Index	$718,959	$613,551	$558,964
Analytics	458,269	448,353	433,424
All Other	96,944	88,765	82,625
Total	$1,274,172	$1,150,669	$1,075,013

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
	(in thousands)
Index Adjusted EBITDA	$522,043	$431,478	$392,987
Analytics Adjusted EBITDA	125,349	128,507	95,468
All Other Adjusted EBITDA	11,783	9,472	(6,758)
Total operating segment profitability	659,175	569,457	481,697
Amortization of intangible assets	44,547	47,033	46,910
Depreciation and amortization of property, equipment and leasehold improvements	35,440	34,320	30,889
Operating income	579,188	488,104	403,898
Other expense (income), net	112,289	102,166	54,344
Provision for income taxes	162,927	125,083	119,516
Income from continuing operations	303,972	260,855	230,038
Income (loss) from discontinued operations, net of income taxes	—	—	(6,390)
Net income	$303,972	$260,855	$223,648

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2017	2016	2015
Revenues
Americas:
United States	$622,132	$556,777	$519,429
Other	48,139	45,185	41,552
Total Americas	670,271	601,962	560,981
Europe, the Middle East and Africa ("EMEA"):
United Kingdom	193,831	175,749	166,019
Other	250,267	229,010	215,192
Total EMEA	444,098	404,759	381,211
Asia & Australia:
Japan	54,351	52,161	45,371
Other	105,452	91,787	87,450
Total Asia & Australia	159,803	143,948	132,821
Total	$1,274,172	$1,150,669	$1,075,013

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	December 31,	December 31,
	2017	2016
	(in thousands)
Long-lived assets
Americas:
United States	$1,847,605	$1,876,366
Other	1,685	1,543
Total Americas	1,849,290	1,877,909
EMEA:
United Kingdom	94,782	89,466
Other	22,394	23,780
Total EMEA	117,176	113,246
Asia & Australia:
Japan	432	357
Other	9,996	7,563
Total Asia & Australia	10,428	7,920
Total	$1,976,894	$1,999,075

13. QUARTERLY RESULTS OF OPERATIONS (unaudited):

	2017				2016
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Operating revenues	$301,207	$316,089	$322,097	$334,779	$278,828	$290,596	$288,433	$292,812
Cost of revenues	67,521	68,595	68,491	69,306	63,172	62,130	62,986	63,819
Selling and marketing	43,014	41,594	44,918	47,771	41,689	41,854	41,514	41,609
Research and development	18,977	18,203	17,983	20,721	18,928	18,566	18,750	18,960
General and administrative	21,004	21,448	22,103	23,348	21,890	22,019	21,859	21,467
Amortization of intangible assets	11,251	11,122	10,614	11,560	11,840	11,943	11,752	11,498
Depreciation and amortization of property, equipment and leasehold improvements	8,838	9,159	9,325	8,118	8,168	8,393	8,312	9,447
Total operating expenses	170,605	170,121	173,434	180,824	165,687	164,905	165,173	166,800
Operating income	130,602	145,968	148,663	153,955	113,141	125,691	123,260	126,012
Interest income	(932)	(1,310)	(1,835)	(2,237)	(621)	(585)	(799)	(901)
Interest expense	29,024	29,027	29,020	29,027	22,904	22,918	26,790	29,039
Other expense (income)	885	740	675	205	81	2,814	(253)	779
Other expense (income), net	28,977	28,457	27,860	26,995	22,364	25,147	25,738	28,917
Income from continuing operations before provision for income taxes	101,625	117,511	120,803	126,960	90,777	100,544	97,522	97,095
Provision for income taxes	28,674	36,245	35,650	62,358	30,410	33,587	32,241	28,845
Net income	$72,951	$81,266	$85,153	$64,602	$60,367	$66,957	$65,281	$68,250

Earnings per basic common share	$0.80	$0.90	$0.94	$0.72	$0.61	$0.69	$0.69	$0.73

Earnings per diluted common share	$0.80	$0.89	$0.93	$0.70	$0.60	$0.69	$0.68	$0.73

Weighted average shares outstanding used in computing per share data
Basic	90,708	90,404	90,112	90,130	99,425	96,412	94,823	93,327
Diluted	91,624	91,708	91,868	92,467	99,998	96,888	95,473	93,845

14. SUBSEQUENT EVENTS

On January 30, 2018, the Board of Directors of the Company declared a quarterly dividend of $0.38 per share of common stock to be paid on March 15, 2018 to shareholders of record as of the close of trading on February 16, 2018.

Subsequent to the year ended December 31, 2017 and through February 16, 2018, the Company repurchased an additional 0.4 million shares of common stock at an average price of $137.06 per share for a total value of $54.5 million.