Form 10-Q
period 2018-03-31
MSCI Inc.
filed 2018-05-04
CIK 1408198

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 27, 2018, there were 89,024,288 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

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

MSCI Inc.’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer and its Chief Financial Officer. MSCI Inc. will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC on its website. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, MSCI Inc., 7 World Trade Center, 250 Greenwich Street, 49th Floor, New York, NY 10007; (212) 804-3986. The information on MSCI Inc.’s website is not incorporated by reference into this report or any other report filed or furnished by us with the SEC.

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

Other factors that could materially affect actual results, levels of activity, performance or achievements can be found in MSCI Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 26, 2018 and in quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished with the SEC. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what MSCI Inc. projected. Any forward-looking statement in this report reflects MSCI Inc.’s current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to MSCI Inc.’s operations, results of operations, growth strategy and liquidity. MSCI Inc. assumes no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$849,828	$889,502
Accounts receivable (net of allowances of $1,861 and $1,700 at March 31, 2018 and December 31, 2017, respectively)	462,577	327,597
Prepaid income taxes	1,153	15,103
Prepaid and other assets	34,799	34,927
Total current assets	1,348,357	1,267,129
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $177,562 and $171,280 at March 31, 2018 and December 31, 2017, respectively)	86,310	94,437
Goodwill	1,562,660	1,560,621
Intangible assets (net of accumulated amortization of $519,640 and $507,612 at March 31, 2018 and December 31, 2017, respectively)	316,259	321,836
Deferred tax assets	11,876	12,013
Other non-current assets	19,032	19,632
Total assets	$3,344,494	$3,275,668

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,382	$1,612
Income taxes payable	22,144	14,828
Accrued compensation and related benefits	45,951	131,156
Other accrued liabilities	83,106	85,710
Deferred revenue	503,298	374,365
Total current liabilities	655,881	607,671
Long-term debt	2,078,816	2,078,093
Deferred taxes	76,768	78,027
Other non-current liabilities	111,655	110,865
Total liabilities	2,923,120	2,874,656

Commitments and Contingencies (see Note 7 and Note 8)

Shareholders' equity:
Preferred stock (par value $0.01, 100,000,000 share authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 129,953,761 and 129,543,856 common shares issued and 89,859,658 and 90,104,885 common shares outstanding at March 31, 2018 and December 31, 2017, respectively)	1,300	1,295
Treasury shares, at cost (40,094,103 and 39,438,971 common shares held at March 31, 2018 and December 31, 2017, respectively)	(2,413,283)	(2,321,989)
Additional paid in capital	1,276,109	1,264,849
Retained earnings	1,601,583	1,505,204
Accumulated other comprehensive loss	(44,335)	(48,347)
Total shareholders' equity	421,374	401,012
Total liabilities and shareholders' equity	$3,344,494	$3,275,668

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Operating revenues	$351,316	$301,207

Operating expenses:
Cost of revenues	71,304	67,463
Selling and marketing	46,409	42,972
Research and development	20,707	18,970
General and administrative	26,187	20,981
Amortization of intangible assets	11,338	11,251
Depreciation and amortization of property, equipment and leasehold improvements	8,205	8,838
Total operating expenses	184,150	170,475

Operating income	167,166	130,732

Interest income	(2,770)	(932)
Interest expense	29,560	29,024
Other expense (income)	938	1,015

Other expense (income), net	27,728	29,107

Income before provision for income taxes	139,438	101,625
Provision for income taxes	24,346	28,674
Net income	$115,092	$72,951

Earnings per basic common share	$1.28	$0.80

Earnings per diluted common share	$1.24	$0.80

Weighted average shares outstanding used in computing earnings per share
Basic	90,075	90,708
Diluted	92,587	91,624

Dividend declared per common share	$0.38	$0.28

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Net income	$115,092	$72,951
Other comprehensive income (loss):
Foreign currency translation adjustments	3,962	2,941
Income tax effect	—	—
Foreign currency translation adjustments, net	3,962	2,941

Pension and other post-retirement adjustments	(100)	(99)
Income tax effect	27	37
Pension and other post-retirement adjustments, net	(73)	(62)

Net investment hedge adjustments	123	—
Income tax effect	—	—
Net investment hedge adjustments, net	123	—
Other comprehensive income (loss), net of tax	4,012	2,879
Comprehensive income	$119,104	$75,830

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Cash flows from operating activities
Net income	$115,092	$72,951
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	11,338	11,251
Stock-based compensation expense	9,053	9,394
Depreciation and amortization of property, equipment and leasehold improvements	8,205	8,838
Amortization of debt origination fees	849	849
Deferred taxes	(1,097)	(2,035)
Other non-cash adjustments	321	25
Changes in assets and liabilities:
Accounts receivable	(134,801)	(40,582)
Prepaid income taxes	13,626	12,438
Prepaid and other assets	192	629
Accounts payable	(230)	561
Accrued compensation and related benefits	(84,517)	(76,708)
Income taxes payable	3,001	3,755
Other accrued liabilities	(1,516)	(10,280)
Deferred revenue	148,468	43,247
Other	613	2,682
Net cash provided by operating activities	88,597	37,015

Cash flows from investing activities
Capital expenditures	(1,512)	(7,322)
Capitalized software development costs	(4,360)	(2,307)
Net cash used in investing activities	(5,872)	(9,629)

Cash flows from financing activities
Proceeds from exercise of stock options	102	625
Repurchase of treasury shares	(91,277)	(100,362)
Payment of dividends	(34,883)	(25,489)
Net cash used in financing activities	(126,058)	(125,226)

Effect of exchange rate changes	3,659	2,978

Net decrease in cash	(39,674)	(94,862)
Cash and cash equivalent, beginning of period	889,502	791,834

Cash and cash equivalent, end of period	$849,828	$696,972

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,121	$34,916
Cash paid for income taxes	$8,602	$13,294

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements accrued, but not yet paid	$3,101	$2,944

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$337	$269

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI Inc. and its subsidiaries and include all adjustments of a normal, recurring nature necessary to state fairly the financial condition as of March 31, 2018 and December 31, 2017, the results of operations and comprehensive income for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017. The unaudited condensed consolidated statement of financial condition and related financial statement information as of December 31, 2017 have been derived from the 2017 audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2017.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

Concentrations

For the three months ended March 31, 2018 and 2017, BlackRock, Inc. accounted for 12.9% and 10.3% of the Company’s consolidated operating revenues, respectively. For the three months ended March 31, 2018 and 2017, BlackRock, Inc. accounted for 22.1% and 18.6% of the Index segment operating revenues, respectively. No single customer represented 10.0% or more of revenues within the Analytics and All Other segments for the three months ended March 31, 2018 and 2017.

2. RECENT ACCOUNTING STANDARDS UPDATES

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities had the option of adopting ASU 2014-09 retrospectively to each prior period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of initial application (the “Modified Retrospective Approach”).

In March 2016, the FASB issued Accounting Standards Update 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net).” In April 2016, the FASB issued Accounting Standards Update 2016-10, “Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued Accounting Standards Update 2016-12, “Narrow-Scope Improvements and Practical Expedients.” In December 2016, the FASB issued Accounting Standards Update No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These updates provide supplemental adoption guidance and clarification to ASU 2014-09 and must be adopted concurrently. The Company adopted the new revenue standard as of January 1,

2018 using the Modified Retrospective Approach. See Note 3, “Revenue Recognition” of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding revenue recognition.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” or ASU 2017-01. The amendments in ASU 2017-01 provide a screen to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Under ASU 2017-01, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it’s not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 also narrows the definition of outputs by more closely aligning it with how outputs are described in Topic 606. ASU 2017-01 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-01 did not have a material effect on the Company’s condensed consolidated financial statements.

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

In February 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” or ASU 2017-07. The FASB issued ASU 2017-07 in order to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. ASU 2017-07 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. Entities should apply these amendments retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. As a result of the adoption of ASU 2017-07, the Company has restated the Condensed Consolidated Statement of Income for the three months ended March 31, 2017 by reclassing $0.1 million of non-service related pension costs out of “Operating Expenses” and into “Other expense (income)”.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, “Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting,” or ASU 2017-09. The FASB issued ASU 2017-09 in order to reduce the diversity in practice, as well as the cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, Compensation—Stock Compensation. ASU 2017-09 provides that an entity shall account for the effects of a modification of the terms or conditions of an equity award as an exchange of the original award for a new award, unless the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used), the vesting conditions and the classification of the modified award are the same as the original award immediately before the award is modified. ASU 2017-09 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. ASU 2017-09 requires reporting organizations to apply the amendments prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 did not have a material effect on the Company’s condensed consolidated financial statements.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act (“Tax Reform”).  Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, registrants are required to record in their financial statements their reasonable estimates of the impact of Tax Reform that can be determined at the time they issue their financial statements, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.  SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the impact of Tax Reform for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the impact of Tax Reform where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with the law in effect prior to the enactment of Tax Reform.  The Company adopted SAB 118 in the year ended December 31, 2017 and has made the relevant disclosures herein.  See Note 9, “Income Taxes,” for additional information.

3. REVENUE RECOGNITION

MSCI adopted the new revenue standard set forth under Accounting Standards Codification Topic 606 “Revenue from Contracts with Customers,” or ASC 606, as of January 1, 2018 using the Modified Retrospective Approach and an adjustment was recorded within the Unaudited Condensed Consolidated Statement of Financial Condition as of January 1, 2018. The adoption resulted in more revenue being recognized upfront or earlier in the life of new client contracts for certain of the Company’s products and services, including fees related to the licensing of certain desktop applications, implementation services as it relates to the Company’s hosted applications and set-up fees as it relates to the Company’s custom indexes. The new revenue standard also has the impact of ratable revenue recognition as it relates to multi-year deals. The adoption of the standard also resulted in higher accounts receivable and deferred revenue balances. Under the old revenue standard, MSCI generally recorded the value of an invoice to accounts receivable and deferred revenue once the service period began. Under the new revenue standard, MSCI records accounts receivable and a corresponding offset to deferred revenue when an invoice is issued for a contract that is non-cancellable by the client and non-refundable because MSCI has an unconditional right to the consideration.

Products and Services

MSCI generally licenses annual, recurring subscriptions for the majority of its Index, Analytics and ESG products and services for a fee due in advance of the service period. MSCI’s contracts are typically non-cancellable by the client and non-refundable for the term of the agreement. Fees may vary based on a number of factors including by product or service, number of users and/or volume of services. MSCI’s client contracts do not have a financing component and the consideration received is typically not variable except as noted below.

MSCI also charges clients to use its indexes as the basis for index-linked investment products, such as ETFs, passively managed funds and separate accounts. These clients commonly pay MSCI a license fee, typically in arrears, primarily based on the assets under management (“AUM”) in their investment products. These fees are variable and fall within the sales-based and royalty-based exception.

Certain exchanges use MSCI’s indexes as the basis for futures and options contracts and pay MSCI a license fee, typically in arrears, primarily based on the volume of trades and/or number of instruments. These fees are variable, and fall within the sales-based and royalty-based exception.

Clients of MSCI’s Real Estate products subscribe to periodic benchmark reports, digests, market information and other publications. Fees are primarily paid in arrears after the product is delivered, with the exception of the market information product which is generally paid in advance.

MSCI also realizes one-time fees commonly related to customized reports, historical data sets, certain derivative financial products and certain implementation and consulting services, as well as from particular products and services that are purchased on a non-renewal basis.

Accounting policy

The following describes MSCI’s primary types of revenues and the applicable revenue recognition policies. The Company’s revenues are primarily derived from the licensing of products and services and revenue is recognized when control of the promised goods or services is transferred to MSCI’s customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services. Revenue is recognized when the parties to the contract have legally enforceable obligations and are committed to performing their respective obligations, the Company can identify each party’s rights regarding the goods or services to be provided, the Company can identify the payment terms for the goods or services to be provided, the contract has commercial substance and it is probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be provided to the customer. Revenue is recognized exclusive of any applicable sales or other indirect tax withholdings.

For products within MSCI’s Index segment, with respect to index data subscriptions, MSCI’s performance obligation to deliver the data is satisfied over time and, accordingly, revenue is recognized ratably over the term of the agreement. With respect to licenses to create index-linked investment products, MSCI’s performance obligation allows customers to use the Company’s intellectual property (i.e., the indexes) as the basis of the funds or other investment products the customers create over the term of the agreement. The fees earned for these rights are typically variable in which case they are accrued under the sales and usage based royalty exception pursuant to the level of performance achieved, which is measured based on AUM, volume of trades and/or other factors. The level of performance achieved is based on information obtained from independent third-party sources or best estimates from the most recently reported information from the client. Set-up fees associated with the creation of MSCI’s custom indexes are satisfied and revenue recognized at the point in time at which the setup is complete.

For products within MSCI’s Analytics segment, MSCI’s performance obligations include providing access to its proprietary models and/or hosted applications and, in some cases, delivery of managed services, which are all satisfied over time, and accordingly, revenue is recognized ratably over the term of the agreement. For implementation services, MSCI meets its performance obligation once the service is complete and is available for the client to use and revenue is recognized at the point in time in which the completion has occurred. With respect to software licenses for the Company’s energy and commodity analytics products, MSCI’s performance obligation is partially satisfied and revenue recognized at the point in time when the software’s code key is delivered to the customer, which based upon a fair value assessment, represents approximately 82.0% of the contract value. MSCI’s remaining performance obligations are the post contractual support services and revenue is recognized evenly over the course of the license term, which based on a fair value assessment, represents approximately 18.0% of the value of the software. As of April 9, 2018, MSCI divested Financial Engineering Associates, Inc. (“FEA”) and the related energy and commodity analytics product line. See Note 11, “Subsequent Events,” for further details.

For products within the All Other segment, MSCI’s performance obligations under the Company’s ESG products are satisfied over time for the majority of the data subscriptions as MSCI provides and updates the data to the customer throughout the term of the agreement and revenue is recognized ratably over the term of the agreement. For custom ESG research data, the performance obligation is complete, and revenue recognized, at the point in time that the data is updated and available to the customer. With respect to the Company’s Real Estate products, MSCI primarily satisfies its performance obligations, and revenue is recognized, at the point in time when the Company delivers reports or publications or events are completed. For certain sponsorships, the performance obligation is satisfied, and revenue is recognized, over the term of the agreements.  For market information products, publications are delivered throughout the year, and the revenue is recognized over time.

The Company allocates the transaction price to each performance obligation based on the best estimate of the relative standalone selling price of each distinct good or service in the contract. The transaction price in the contract is allocated at contract inception to the distinct good or service underlying each performance obligation in proportion to the standalone selling prices. This standalone selling price may be the contract price, but is more often than not the best estimate of the price the Company would receive for selling the good or service to other similar customers. Discounts applied to the contract will be allocated based on the same proportion of standalone selling prices.

For services where the transaction price is variable based upon AUM, volume of trades and/or number of investments linked to MSCI’s indexes, the transaction price is based upon pricing models and is not allocated at the inception of the contract but rather falls within the sales and usage based royalty exception under which the price and associated revenue are based upon actual known performance or best estimates of actual performance during the performance period.

The majority of MSCI’s contracts have a duration of one year or less and, accordingly, revenue associated with these performance obligations will be recognized within 12 months. For those contracts where fees are based on AUM or trading volumes of financial products linked to the Company’s indexes, including ETFs and futures and options contracts, revenue associated with MSCI’s performance obligations is recognized over the course of the year.

Determining when control has transferred can sometimes require management judgement (e.g., implementation services), which could affect the timing of revenue recognition. The Company has determined that the above methods provide a faithful depiction of the transfer of control of goods or services to the customer.

MSCI has elected the Modified Retrospective Approach and as such would apply the new revenue standard only to contracts that are not completed at the adoption date and would not have adjusted prior reporting periods.

The cumulative impact of adoption on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition was as follows (in thousands):

Selected line items	As reported at December 31, 2017	Adjustments due to Adoption of ASC 606	Adjusted as of December 31, 2017
Statement of Financial Condition
Accounts receivable	$327,597	$145,803	$473,400
Income taxes payable	$14,828	$4,314	$19,142
Other accrued liabilities	$85,710	$5,128	$90,838
Deferred revenue	$374,365	$120,226	$494,591
Retained earnings	$1,505,204	$16,135	$1,521,339

Included in the above adjustments is an increase of approximately $135.5 million primarily to accounts receivable and deferred revenue with no impact to retained earnings. In accordance with the new revenue standard, the Company now records an accounts receivable and an associated contract liability, reflected as “Deferred revenue” on MSCI’s Unaudited Condensed Consolidated Statement of Financial Condition, when it bills the customer in advance of the start date of the subscription period because the Company has determined it has an unconditional right to receive cash because the contracts are non-cancellable by the client and non-refundable. Under the old revenue standard, these balances would not have been recorded as accounts receivable and deferred revenue as the contract service start date was subsequent to December 31, 2017.

The impact of adopting the new revenue standard on the Company’s Unaudited Condensed Consolidated Statement of Income through the date of March 31, 2018 is as follows (in thousands):

	For the period ended March 31, 2018
Selected line items	As reported	Impact of Change	Without Adoption of ASC 606
Statement of Income
Operating revenues	$351,316	$(2,286)	$349,030
Operating income	$167,166	$(2,286)	$164,880
Income before provision for income taxes	$139,438	$(2,286)	$137,152
Provision for income taxes	$24,346	$457	$24,803
Net income	$115,092	$(1,829)	$113,263
Earnings per basic common share	$1.28	$(0.02)	$1.26
Earnings per diluted common share	$1.24	$(0.02)	$1.22

The impact of adopting the new revenue standard on the Company’s Unaudited Statement of Financial Condition through the date of March 31, 2018 is as follows (in thousands):

	March 31, 2018
Selected line items	As reported at March 31, 2018	Impact of Change	Without Adoption of ASC 606
Statement of Financial Condition
Accounts receivable	$462,577	$(91,945)	$370,632
Income taxes payable	$22,144	$(4,771)	$17,373
Other accrued liabilities	$83,106	$(3,456)	$79,650
Deferred revenue	$503,298	$(65,818)	$437,480
Retained earnings	$1,601,583	$(17,900)	$1,583,683

The table that follows presents the disaggregated revenues for the periods indicated (in thousands):

	For the Three Months Ended March 31, 2018
	Segments
	Index	Analytics	All Other	Total
Product Types
Recurring subscriptions	$113,205	$118,244	$29,367	$260,815
Asset-based fees	85,483	—	—	85,483
Non-recurring	3,226	744	1,048	5,018
Total	$201,913	$118,987	$30,415	$351,316

MSCI’s policy for the majority of its subscription services is to bill in advance of services being provided and before the service period has begun. Under ASC 606, both the cash received and/or the amount billed in advance of the service period or the services being provided is presented as deferred revenue. Contract assets are services provided in advance of the payment due and are typically recorded as unbilled revenue. Since MSCI’s contracts are non-refundable and non-cancellable by the client, MSCI has an unconditional right to receive the cash for service and products provided in advance of billing and therefore are classified as “Accounts receivable” on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition.  This represents a change from past practice as a receivable was not recorded until the subscription period began and, as such, the adoption of ASC 606 resulted in a significant increase to both “Accounts receivable” and “Deferred revenue” with no change to net assets.

	March 31, 2018
	Accounts receivable	Deferred revenue
Opening (1/1/2018)	$473,400	$494,591
Closing (03/31/2018)	462,577	503,298
Increase/(decrease)	$(10,823)	$8,707

The amount of revenue recognized in the period that was included in the opening current deferred revenue, which reflects the contract liability amounts, was $221.5 million. The difference between the opening and closing balances of the Company’s deferred revenue represents the increase in the balance as a result of billings offset by the amortization of deferred revenue to operating revenues. MSCI had an insignificant long-term deferred revenue balance as of March 31, 2018 reflected as a part of “Other non-current liabilities” on its Unaudited Condensed Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has chosen to use the practical expedient available under the new revenue standard and, as such, has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year is $397.4 million, which is expected to be recognized as follows:

•	Approximately $218.4 million of the remaining performance obligations over the next 12 month period;
•	Approximately $118.7 million of the remaining performance obligations over the second 12 month period;
•	Approximately $42.5 million of the remaining performance obligations over the third 12 month period; and
•	The remaining $17.8 million recognized in the periods thereafter.

4. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were an immaterial number of anti-dilutive securities excluded from the calculation of diluted EPS for all periods presented.

The following table presents the computation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2018	2017
(in thousands, except per share data)
Net income	$115,092	$72,951

Basic weighted average common shares outstanding	90,075	90,708
Effect of dilutive securities:
Stock options and restricted stock units	2,512	916
Diluted weighted average common shares outstanding	92,587	91,624

Earnings per basic common share	$1.28	$0.80

Earnings per diluted common share	$1.24	$0.80

5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at March 31, 2018 and December 31, 2017 consisted of the following:

	As of
	March 31,	December 31,
	2018	2017
	(in thousands)
Computer & related equipment	$200,255	$200,592
Furniture & fixtures	10,858	10,591
Leasehold improvements	51,983	51,128
Work-in-process	776	3,406
Subtotal	263,872	265,717
Accumulated depreciation and amortization	(177,562)	(171,280)
Property, equipment and leasehold improvements, net	$86,310	$94,437

Depreciation and amortization expense of property, equipment and leasehold improvements was $8.2 million and $8.8 million for the three months ended March 31, 2018 and 2017, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	All Other (1)	Total
Goodwill at December 31, 2017	$1,205,400	$302,611	$52,610	$1,560,621
Foreign exchange translation adjustment	1,261	—	778	2,039
Goodwill at March 31, 2018	$1,206,661	$302,611	$53,388	$1,562,660

(1)The goodwill in All Other at March 31, 2018, consisted of $31.6 million in the ESG segment and $21.8 million in the Real Estate segment and at December 31, 2017 consisted of $31.6 million in the ESG segment and $21.0 million in the Real Estate segment.

Intangible Assets

Amortization expense related to intangible assets was $11.3 million for both the three months ended March 31, 2018 and 2017.  The amortization expense of acquired intangible assets was $9.2 million and $10.5 million for the three months ended March 31, 2018 and 2017, respectively.  The amortization expense of internally developed capitalized software was $2.1 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets were as follows:

	As of
	March 31,	December 31,
	2018	2017
	(in thousands)
Gross intangible assets:
Customer relationships	$361,199	$361,199
Trademarks/trade names	223,382	223,382
Technology/software	229,654	225,407
Proprietary data	28,627	28,627
Subtotal	842,862	838,615
Foreign exchange translation adjustment	(6,963)	(9,167)
Total gross intangible assets	$835,899	$829,448
Accumulated amortization:
Customer relationships	$(194,614)	$(189,100)
Trademarks/trade names	(119,618)	(116,691)
Technology/software	(195,491)	(193,095)
Proprietary data	(10,832)	(10,352)
Subtotal	(520,555)	(509,238)
Foreign exchange translation adjustment	915	1,626
Total accumulated amortization	$(519,640)	$(507,612)
Net intangible assets:
Customer relationships	$166,585	$172,099
Trademarks/trade names	103,764	106,691
Technology/software	34,163	32,312
Proprietary data	17,795	18,275
Subtotal	322,307	329,377
Foreign exchange translation adjustment	(6,048)	(7,541)
Total net intangible assets	$316,259	$321,836

The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2018 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder 2018	$35,050
2019	44,829
2020	42,992
2021	39,467
2022	36,496
Thereafter	117,425
Total	$316,259

7. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended March 31, 2018 and 2017 was $6.3 million and $5.8 million, respectively.

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

Interest payments attributable to the 2024 Senior Notes are due on May 15th and November 15th of each year. Interest payments attributable to the 2025 Senior Notes are due on February 15th and August 15th of each year. Interest payments attributable to the 2026 Senior Notes are due on February 1st and August 1st of each year.

Revolver. On November 20, 2014, the Company entered into a $200.0 million senior unsecured revolving credit agreement (the “2014 Revolving Credit Agreement”) with a syndicate of banks. The 2014 Revolving Credit Agreement had an initial term of five years with an option to extend for two additional one-year terms. On August 4, 2016, the Company entered into Amendment No. 1 (the “Amendment”) to the 2014 Revolving Credit Agreement (the 2014 Revolving Credit Agreement as so amended, the “Revolving Credit Agreement”). The Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $220.0 million, (ii) increased the maximum consolidated leverage ratio and (iii) extended the initial term to August 2021 with an option to extend for an additional one-year term. At March 31, 2018, the Revolving Credit Agreement was undrawn.

    Long-term debt at March 31, 2018 was $2,078.8 million, net of $21.2 million in deferred financing fees. Long-term debt at December 31, 2017 was $2,078.1 million, net of $21.9 million in deferred financing fees.

In connection with the closings of the Senior Notes offerings and entry into the 2014 Revolving Credit Agreement and the Amendment, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At March 31, 2018, $22.9 million of the deferred financing fees remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $1.2 million of which is included in “Other non-current assets” and $21.2 million of which is grouped and presented as part of “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

At March 31, 2018 and December 31, 2017, the fair market value of the Company’s debt obligations was $2,152.4 million and $2,231.1 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value and represents Level 2 valuations, which are based on one or more quoted prices in markets that are not considered to be active or for which all significant inputs are observable, either directly or indirectly. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

8. SHAREHOLDERS’ EQUITY

Return of capital.

On October 28, 2015, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $1.0 billion worth of shares of MSCI’s common stock (the “2015 Repurchase Program”).

On October 26, 2016, the Board of Directors approved an additional stock repurchase program authorizing the purchase of up to $750.0 million worth of shares of the Company’s common stock (together with the $330.3 million remaining authorization under the 2015 Repurchase Program, the “2016 Repurchase Program”). Share repurchases made pursuant to the 2016 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of March 31, 2018, there was $664.7 million of available authorization remaining under the 2016 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Three Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
March 31, 2018	$138.86	492	$68,345
March 31, 2017	$82.25	1,079	$88,744

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share amounts)	Per Share	Declared	Distributed	Deferred
2018
Three Months Ended March 31,	0.38	34,848	34,900	(52)

Total	$0.38	$34,848	$34,900	$(52)

2017
Three Months Ended March 31,	0.28	25,769	25,500	269

Total	$0.28	$25,769	$25,500	$269

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased during the three months ended March 31, 2018:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance At December 31, 2017	129,543,856	(39,438,971)	90,104,885
Dividend payable/paid	111	(111)	—
Common stock issued and exercise of stock options	409,794	—	409,794
Shares withheld for tax withholding and exercises	—	(162,846)	(162,846)
Shares repurchased under stock repurchase programs	—	(492,175)	(492,175)
Shares issued to directors	—	—	—
Balance At March 31, 2018	129,953,761	(40,094,103)	89,859,658

9. INCOME TAXES

The Company’s provision for income taxes was $24.3 million and $28.7 million for the three months ended March 31, 2018 and 2017, respectively. These amounts reflect effective tax rates of 17.5% and 28.2% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the provision for income taxes and in the effective tax rate was primarily driven by Tax Reform as well as the impact of higher net discrete benefits.

The effective tax rate of 17.5% for the three months ended March 31, 2018 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain net discrete items totaling $7.9 million, primarily related to $7.5 million of excess tax benefits on share-based compensation recognized during the period, which decreased the Company’s effective tax rate by 5.7 percentage points.

On December 22, 2017, the U.S. government enacted Tax Reform which significantly revises the U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system and imposing a one-time tax on deemed repatriation of historic earnings and profits of foreign subsidiaries (the “Toll Charge”). The U.S. federal income tax rate reduction was effective as of January 1, 2018.

The Company’s provisional accounting for the effects of Tax Reform resulted in a net adjustment benefit of $1.6 million in the provision for income taxes for MSCI in the three months ended March 31, 2018 that primarily related to a change in the estimate of taxes on the amount of historical profits that were previously deemed to be permanently invested overseas. The cumulative accrual for Tax Reform as of March 31, 2018, including the charges recognized in the year ended December 31, 2017 and in the three months ended March 31, 2018, totals $32.9 million.

Pursuant to SAB 118 and given the amount and complexity of the changes in tax law resulting from Tax Reform, the Company has not finalized the accounting for the income tax effects of Tax Reform. This includes the provisional amounts recorded related to the Toll Charge, the remeasurement of deferred taxes and the change in the Company’s indefinite reinvestment assertion. The impact of Tax Reform may differ from this estimate, possibly materially, during the defined one-year measurement period due to, among other things, further refinement of the Company’s calculations as it completes its tax returns for the fiscal year ended December 31, 2017, changes in interpretations and assumptions the Company has made and ongoing guidance and accounting interpretations that may be issued as a result of Tax Reform.

As of December 31, 2017, the Company no longer considers the earnings of its foreign subsidiaries to be indefinitely reinvested. However, the Company is continuing to assess its intentions related to its indefinite reinvestment assertion for future periods.

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

10. SEGMENT INFORMATION

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or CODM, in deciding how to allocate resources and assess performance. MSCI’s Chief Executive Officer and President, who are together considered to be its CODM, review financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

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

The Analytics operating segment offers risk management, performance attribution and portfolio management content, applications and services that provide clients with an integrated view of risk and return and an analysis of market, credit, liquidity and counterparty risk across all major asset classes, spanning short, medium and long-term time horizons. Clients access Analytics content through MSCI’s own proprietary applications and application programming interfaces, or through third party applications or directly on their own platforms.   The Analytics operating segment also provides various managed services to help clients operate more efficiently as well as address the needs of certain specialized areas of the investment community by providing a reporting service and performance reporting tools to institutional consultants and investors in hedge funds.

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

The following table presents operating revenue by reportable segment for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Operating revenues
Index	$201,913	$163,435
Analytics	118,987	112,420
All Other	30,415	25,352
Total	$351,316	$301,207

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Index Adjusted EBITDA	$145,929	$115,677
Analytics Adjusted EBITDA	33,593	29,600
All Other Adjusted EBITDA	7,187	5,544
Total operating segment profitability	186,708	150,821
Amortization of intangible assets	11,338	11,251
Depreciation and amortization of property, equipment and leasehold improvements	8,205	8,838
Operating income	167,166	130,732
Other expense (income), net	27,728	29,107
Provision for income taxes	24,346	28,674
Net income	$115,092	$72,951

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Revenues
Americas:
United States	$164,835	$144,838
Other	14,884	11,654
Total Americas	179,718	156,492

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	52,933	47,025
Other	72,687	60,302
Total EMEA	125,620	107,327

Asia & Australia:
Japan	15,182	12,826
Other	30,796	24,562
Total Asia & Australia	45,978	37,388

Total	$351,316	$301,207

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	March 31,	December 31,
	2018	2017
	(in thousands)
Long-lived assets
Americas:
United States	$1,836,563	$1,847,605
Other	1,617	1,685
Total Americas	1,838,180	1,849,290

EMEA:
United Kingdom	97,400	94,782
Other	20,255	22,394
Total EMEA	117,655	117,176

Asia & Australia:
Japan	422	432
Other	8,972	9,996
Total Asia & Australia	9,394	10,428

Total	$1,965,229	$1,976,894

11. SUBSEQUENT EVENTS

On April 9, 2018, MSCI completed the sale of FEA to Allegro Development Corporation and, as a result, the operating results of FEA will no longer be included in the Analytics financial statements after that date. FEA includes the energy and commodity analytics product and was previously included within the Analytics segment. The impact of this divestiture is not material to the Analytics segment and the Company as a whole.

Subsequent to the three months ended March 31, 2018 and through May 2, 2018, the Company repurchased an additional 1.0 million shares of common stock at an average price of $148.58 per share for a total value of $141.7 million. On May 1, 2018, the Board of Directors authorized an additional stock repurchase program for the purchase of up to $1.0 billion worth of shares of MSCI’s common stock (together with the $523.1 million of authorization then remaining under the 2016 Repurchase Program, the “2018 Repurchase Program”). Share repurchases made pursuant to the 2018 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

On May 1, 2018, the Board of Directors declared a cash dividend of $0.38 per share for second quarter 2018. The second quarter 2018 dividend is payable on May 31, 2018 to shareholders of record as of the close of trading on May 18, 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

Results of Review of Financial Statement

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and its subsidiaries as of March 31, 2018, and the related condensed consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2018 and 2017 and condensed consolidated statement of cash flows for the three-month periods ended March 31, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2017 and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2018, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.  We conducted our review in accordance with the standards of the PCAOB.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 4, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K.

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

As of March 31, 2018, we had over 7,000 clients across 88 countries. To calculate the number of clients, we use the shipping address of the ultimate customer utilizing the product which counts affiliates, user locations, or business units within a single organization as separate clients.  If we aggregate all related clients under their respective parent entity, the number of clients would be over 4,000 as of March 31, 2018. We had offices in 32 cities across 21 countries to help serve our diverse client base, with 51.2% of our revenues coming from clients in the Americas, 35.7% in Europe, the Middle East and Africa (“EMEA”) and 13.1% in Asia and Australia.

Our principal business model is to license annual, recurring subscriptions to our offerings for a fee, which is, in a majority of cases, paid in advance. Fees may vary by offering, number of users or volume of services. Fees attributable to annual, recurring subscriptions are recorded as deferred revenues on our Consolidated Statement of Financial Condition and are recognized on our Consolidated Statement of Income as the service is rendered. Furthermore, a portion of our revenues comes from clients who use our indexes as the basis for index-linked investment products, such as ETFs, passively managed funds and separate accounts. These clients commonly pay us a license fee, typically in arrears, primarily based on the AUM in their investment product. We also generate revenues from certain exchanges that use our indexes as the basis for futures and options contracts and pay us a license fee, typically in arrears, primarily based on the volume of trades. In addition, we generate revenues from subscription agreements for the receipt of periodic benchmark reports, digests and other publications, which are most often associated with our Real Estate offerings that are recognized upon delivery of such reports or data updates. Fees are primarily paid in arrears after the offering is delivered. We also realize one-time fees related to customized reports, historical data sets, certain derivative financial products and certain implementation and consulting services, as well as from particular offerings that are purchased on a non-renewal basis.

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

In the discussion that follows, we provide certain variances excluding the impact of foreign currency exchange rate fluctuations. Foreign currency exchange rate fluctuations reflect the difference between the current period results as reported compared to the current period results recalculated using the foreign currency exchange rates in effect for the comparable prior period. We do not provide the impact of foreign currency fluctuations on our asset-based fees tied to average AUM.

The discussion of our results of operations for the three months ended March 31, 2018 and 2017 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The following table presents the results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$351,316	$301,207	$50,109	16.6%
Operating expenses:
Cost of revenues	71,304	67,463	3,841	5.7%
Selling and marketing	46,409	42,972	3,437	8.0%
Research and development	20,707	18,970	1,737	9.2%
General and administrative	26,187	20,981	5,206	24.8%
Amortization of intangible assets	11,338	11,251	87	0.8%
Depreciation and amortization of property, equipment and leasehold improvements	8,205	8,838	(633)	(7.2%)
Total operating expenses	184,150	170,475	13,675	8.0%
Operating income	167,166	130,732	36,434	27.9%
Other expense (income), net	27,728	29,107	(1,379)	(4.7%)
Income before provision for income taxes	139,438	101,625	37,813	37.2%
Provision for income taxes	24,346	28,674	(4,328)	(15.1%)
Net income	$115,092	$72,951	$42,141	57.8%

Earnings per basic common share	$1.28	$0.80	$0.48	60.0%

Earnings per diluted common share	$1.24	$0.80	$0.44	55.0%

Operating margin	47.6%	43.4%

Operating Revenues

Our revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group revenues by major product or reportable segment as follows: Index, Analytics and All Other, which includes the ESG and Real Estate product lines.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$260,815	$238,099	$22,716	9.5%
Asset-based fees	85,483	57,508	27,975	48.6%
Non-recurring	5,018	5,600	(582)	(10.4%)

Total operating revenues	$351,316	$301,207	$50,109	16.6%

Total operating revenues grew 16.6% to $351.3 million for the three months ended March 31, 2018 compared to $301.2 million for the three months ended March 31, 2017. Adjusting for the impact of foreign exchange rate fluctuations, total operating revenues would have increased 16.0% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Revenues from recurring subscriptions increased 9.5% to $260.8 million for the three months ended March 31, 2018 compared to $238.1 million for the three months ended March 31, 2017, primarily driven by growth in Index products, which increased $11.0 million, or 10.8%, and growth in Analytics products, which increased $7.0 million, or 6.3%. Adjusting for the impact of foreign currency exchange rate fluctuations, revenues from recurring subscriptions would have increased 8.8%.

Revenues from asset-based fees increased 48.6% to $85.5 million for the three months ended March 31, 2018 compared to $57.5 million for the three months ended March 31, 2017. The increase in asset-based fees was driven by strong growth across all types of index-linked investment products, including an $18.9 million, or 47.0%, increase in revenue from ETFs linked to MSCI indexes, which was driven by a 48.7% increase in average AUM, partially offset by the impact of a change in product mix. In addition, revenue from non-ETF passive products grew $7.4 million, or 50.1%, driven by higher AUM and an increased contribution from higher fee products. Revenues from exchange traded futures and options contracts based on MSCI indexes grew $1.7 million, or 66.5%, driven by a strong increase in total trading volumes and a more favorable product mix.

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended(1)
	2017				2018
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,
AUM in ETFs linked to MSCI indexes(2), (3)	$555.7	$624.3	$674.3	$744.3	$764.9

Sequential Change in Value
Market Appreciation/(Depreciation)	$35.8	$23.6	$32.2	$32.0	$(11.7)
Cash Inflows	38.5	45.0	17.8	38.0	32.3
Total Change	$74.3	$68.6	$50.0	$70.0	$20.6

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

(2)	The value of AUM in ETFs linked to MSCI indexes is calculated by multiplying the ETF net asset value by the number of shares outstanding.
(3)	The AUM in ETFs numbers also include AUM in Exchange Traded Notes, the value of which is less than 1.0% of the AUM amounts presented.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average
	2017				2018
(in billions)	March	June	September	December	March
AUM in ETFs linked to MSCI indexes	$524.1	$595.0	$654.4	$712.3	$779.5

For the three months ended March 31, 2018, the average value of AUM in ETFs linked to MSCI equity indexes was $779.5 billion, up $255.4 billion, or 48.7%, from $524.1 billion for the three months ended March 31, 2017.

Non-recurring revenues decreased 10.4% to $5.0 million for the three months ended March 31, 2018, compared to $5.6 million for the three months ended March 31, 2017.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$113,205	$102,178	$11,027	10.8%
Asset-based fees	85,483	57,508	27,975	48.6%
Non-recurring	3,226	3,749	(523)	(14.0%)
Index total	201,913	163,435	38,478	23.5%

Analytics
Recurring subscriptions	118,244	111,269	6,975	6.3%
Non-recurring	744	1,151	(407)	(35.4%)
Analytics total	118,987	112,420	6,567	5.8%

All Other
Recurring subscriptions	29,367	24,652	4,715	19.1%
Non-recurring	1,048	700	348	49.7%
All Other total	30,415	25,352	5,063	20.0%
Total operating revenues	$351,316	$301,207	$50,109	16.6%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$71,304	$67,463	$3,841	5.7%
Selling and marketing	46,409	42,972	3,437	8.0%
Research and development	20,707	18,970	1,737	9.2%
General and administrative	26,187	20,981	5,206	24.8%
Amortization of intangible assets	11,338	11,251	87	0.8%
Depreciation and amortization of property, equipment and leasehold improvements	8,205	8,838	(633)	(7.2%)
Total operating expenses	$184,150	$170,475	$13,675	8.0%

Total operating expenses increased 8.0% to $184.2 million for the three months ended March 31, 2018 compared to $170.5 million for the three months ended March 31, 2017. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating expenses would have increased 4.7% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Cost of Revenues

Cost of revenues consists of costs related to the production and servicing of our products and services and primarily includes related information technology costs, including data center, platform and infrastructure costs; costs to acquire, produce and maintain market data information; costs of research to support and maintain existing products; costs of product management teams; costs of client service and consultant teams to support customer needs; as well as other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs. Cost of revenues increased 5.7% to $71.3 million for the three months ended March 31, 2018 compared to $67.5 million for the three months ended March 31, 2017, primarily reflecting increases across the Index and the All Other reporting segments. The change was driven by increases in compensation and benefit costs, primarily relating to wages and salaries, incentive compensation and benefits, as well as higher non-compensation market data costs, information technology costs and occupancy costs, partially offset by lower professional fees and marketing costs.

Selling and Marketing

Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales force and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations. Selling and marketing expenses increased 8.0% to $46.4 million for the three months ended March 31, 2018 compared to $43.0 million for the three months ended March 31, 2017, primarily reflecting increases across the Index and the All Other reporting segments. The change was driven by an increase in compensation and benefits costs, primarily relating to an increase in wages and salaries, incentive compensation and benefits, partially offset by a decrease in severance, as well as higher non-compensation costs including travel and entertainment costs, other expenses and occupancy costs, partially offset by lower professional fees.

Research and Development

R&D expenses consist of the costs to develop new or enhance existing products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily includes the costs of development, research, product management, project management and the technology support associated with these efforts. R&D expenses increased 9.2% to $20.7 million for the three months ended March 31, 2018 compared to $19.0 million for the three months ended March 31, 2017. The increase was driven by higher compensation and benefit costs, primarily reflecting higher investments in the Index segment and Analytics segment.

General and Administrative

G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service. G&A expenses increased 24.8% to $26.2 million for the three months ended March 31, 2018 compared to $21.0 million for the three months ended March 31, 2017, reflecting increases across all three reporting segments. The change was driven by an increase in compensation and benefits costs, primarily relating to an increase in incentive compensation, benefits and wages and salaries, as well as higher non-compensation costs relating to other taxes and professional and miscellaneous fees.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$118,497	$108,971	$9,526	8.7%
Non-compensation expenses	46,110	41,415	4,695	11.3%
Amortization of intangible assets	11,338	11,251	87	0.8%
Depreciation and amortization of property, equipment and leasehold improvements	8,205	8,838	(633)	(7.2%)
Total operating expenses	$184,150	$170,475	$13,675	8.0%

Compensation and benefits costs are our most significant expense and typically represent more than 60% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 3,059 and 2,897 employees as of March 31, 2018 and 2017, respectively, reflecting a 5.6% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of March 31, 2018, 59.5% of our employees were located in emerging market centers compared to 56.5% as of March 31, 2017.

Compensation and benefits expenses increased 8.7% to $118.5 million for the three months ended March 31, 2018 compared to $109.0 million for the three months ended March 31, 2017 primarily driven by an increase in incentive compensation, wages and salaries and benefits, partially offset by a decrease in severance.

Non-compensation expenses increased 11.3% to $46.1 million for the three months ended March 31, 2018 compared to $41.4 million for the three months ended March 31, 2017, primarily driven by higher costs relating to other taxes, occupancy, market data, miscellaneous fees, information technology and travel and entertainment.

Amortization of Intangible Assets

Amortization of intangible assets expense for the three months ended March 31, 2018 of $11.3 million was flat overall compared to the three months ended March 31, 2017. The three months ended March 31, 2018 reflects $1.4 million of higher amortization of internal capitalized software projects, largely offset by $1.3 million of lower amortization of acquired intangibles as a result of certain assets becoming fully amortized.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements decreased 7.2% to $8.2 million for the three months ended March 31, 2018 compared to $8.8 million for the three months ended March 31, 2017.  The decrease was primarily the result of certain data center assets becoming fully depreciated.

Other Expense (Income), Net

Other expense (income), net decreased 4.7% to $27.7 million for the three months ended March 31, 2018 compared to $29.1 million for the three months ended March 31, 2017. The decrease was primarily driven by higher interest income of $2.8 million associated with higher yields on higher cash balances.

Income Taxes

The provision for income tax expense decreased 15.1% to $24.3 million for the three months ended March 31, 2018 compared to $28.7 million for the three months ended March 31, 2017 on higher income before provision for income taxes, offset by a decline in the effective tax rate. These amounts reflect effective tax rates of 17.5% and 28.2% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the effective tax rate was primarily driven by the impact of Tax Reform and the impact of certain discrete items.

The effective tax rate of 17.5% for the three months ended March 31, 2018 reflects the estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $7.9 million that decreased the Company’s effective tax rate by 5.7 percentage points.  For the three months ended March 31, 2018, the discrete items include $7.5 million of excess tax benefits related to share-based compensation and a $1.6 million net adjustment benefit relating to the adjustment resulting from the Company’s provisional accounting for the effects of Tax Reform.

Net Income

As a result of the factors described above, net income for the three months ended March 31, 2018 increased 57.8% to $115.1 million compared to $73.0 million for the three months ended March 31, 2017.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic earnings per share for the three months ended March 31, 2018 decreased by 0.7% compared to the three months ended March 31, 2017. The decrease primarily reflects the impact of share repurchases made pursuant to the 2016 Repurchase Program.

The weighted average shares outstanding used to calculate diluted earnings per share for the three months ended March 31, 2018 increased by 1.1% compared to the three months ended March 31, 2017. The increase primarily reflects the higher dilution caused by restricted stock units for which the ultimate payout is tied to the achievement of multi-year total shareholder return targets, partially offset by the impact of share repurchases made pursuant to the 2016 Repurchase Program.

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

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues	$351,316	$301,207	$50,109	16.6%
Adjusted EBITDA expenses	164,607	150,386	14,221	9.5%
Adjusted EBITDA	$186,708	$150,821	$35,887	23.8%
Adjusted EBITDA margin %	53.1%	50.1%
Operating margin %	47.6%	43.4%

Adjusted EBITDA increased 23.8% to $186.7 million for the three months ended March 31, 2018 compared to $150.8 million for the three months ended March 31, 2017. Adjusted EBITDA margin increased to 53.1% for the three months ended March 31, 2018 compared to 50.1% for the three months ended March 31, 2017. The improvement in margin reflects a higher rate of growth in operating revenues, primarily attributable to strong operating results within the Index segment, as compared to the rate of growth of Adjusted EBITDA expenses.

As a result of the adoption of ASU 2017-07, the Company has restated its Adjusted EBITDA by reclassing $0.1 million of non-service related pension costs out of Adjusted EBITDA expenses for the three months ended March 31, 2017.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Index Adjusted EBITDA	$145,929	$115,677
Analytics Adjusted EBITDA	33,593	29,600
All Other Adjusted EBITDA	7,187	5,544
Consolidated Adjusted EBITDA	186,708	150,821
Amortization of intangible assets	11,338	11,251
Depreciation and amortization of property, equipment and leasehold improvements	8,205	8,838
Operating income	167,166	130,732
Other expense (income), net	27,728	29,107
Provision for income taxes	24,346	28,674
Net income	$115,092	$72,951

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Index Adjusted EBITDA expenses	$55,984	$47,758
Analytics Adjusted EBITDA expenses	85,395	82,820
All Other Adjusted EBITDA expenses	23,228	19,808
Consolidated Adjusted EBITDA expenses	164,607	150,386
Amortization of intangible assets	11,338	11,251
Depreciation and amortization of property, equipment and leasehold improvements	8,205	8,838
Total operating expenses	$184,150	$170,475

The discussion of the segment results for the three months ended March 31, 2018 and 2017 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$113,205	$102,178	$11,027	10.8%
Asset-based fees	85,483	57,508	27,975	48.6%
Non-recurring	3,226	3,749	(523)	(14.0%)
Operating revenues total	201,913	163,435	38,478	23.5%
Adjusted EBITDA expenses	55,984	47,758	8,226	17.2%
Adjusted EBITDA	$145,929	$115,677	$30,252	26.2%
Adjusted EBITDA margin %	72.3%	70.8%

Revenues related to Index products increased 23.5% to $201.9 million for the three months ended March 31, 2018 compared to $163.4 million for the three months ended March 31, 2017.

Recurring subscriptions were up 10.8% to $113.2 million for the three months ended March 31, 2018 compared to $102.2 million for the three months ended March 31, 2017. The increase was driven by growth in core products and strong growth in factor and ESG indexes and custom and specialized index products.

Revenues from asset-based fees increased 48.6% to $85.5 million for the three months ended March 31, 2018 compared to $57.5 million for the three months ended March 31, 2017. The increase in asset-based fees was driven by strong growth across all types of index-linked investment products, including an $18.9 million, or 47.0%, increase in revenue from ETFs linked to MSCI indexes, which was driven by a 48.7% increase in average AUM, partially offset by the impact of a change in product mix. In addition, revenue from non-ETF passive products grew $7.4 million, or 50.1%, driven by higher AUM and an increased contribution from higher fee products. Revenues from exchange traded futures and options contracts based on MSCI indexes grew $1.7 million, or 66.5%, driven by a strong increase in total trading volumes and a more favorable product mix.

Non-recurring revenues were $3.2 million and $3.7 million for the three months ended March 31, 2018 and 2017, respectively.

Index segment Adjusted EBITDA expenses increased 17.2% to $56.0 million for the three months ended March 31, 2018 compared to $47.8 million for the three months ended March 31, 2017, reflecting higher expenses across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 13.3% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$118,244	$111,269	$6,975	6.3%
Non-recurring	744	1,151	(407)	(35.4%)
Operating revenues total	118,987	112,420	6,567	5.8%
Adjusted EBITDA expenses	85,395	82,820	2,575	3.1%
Adjusted EBITDA	$33,593	$29,600	$3,993	13.5%
Adjusted EBITDA margin %	28.2%	26.3%

Analytics segment revenues increased 5.8% to $119.0 million for the three months ended March 31, 2018 compared to $112.4 million for the three months ended March 31, 2017, primarily driven by growth in both Equity and Multi-Asset Class Analytics products. Adjusting for foreign currency exchange rate fluctuations, Analytics segment revenues would have increased 5.6% for the three months ended March 31, 2018.

Analytics segment Adjusted EBITDA expenses increased 3.1% to $85.4 million for the three months ended March 31, 2018 compared to $82.9 million for the three months ended March 31, 2017, primarily driven by higher general and administrative expenses and research and development expenses. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 0.1% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

We completed the divestiture of FEA on April 9, 2018, and, as a result, the operating results of FEA will no longer be included in the Analytics financial statements after that date. The FEA Run Rate was approximately $8.0 million as of March 31, 2018.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$29,367	$24,652	$4,715	19.1%
Non-recurring	1,048	700	348	49.7%
Operating revenues total	30,415	25,352	5,063	20.0%
Adjusted EBITDA expenses	23,228	19,808	3,420	17.3%
Adjusted EBITDA	$7,187	$5,544	$1,643	29.6%
Adjusted EBITDA margin %	23.6%	21.9%

All Other segment revenues increased 20.0% to $30.4 million for the three months ended March 31, 2018 compared to $25.4 million for the three months ended March 31, 2017. The increase in All Other revenues was driven by a $3.9 million, or 31.0%, increase in ESG revenues to $16.5 million, and a $1.2 million, or 9.1% increase in Real Estate revenues to $14.0 million. The increase in ESG revenues was driven by strong growth in ESG Ratings product revenues, which benefited from increased investments. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG revenues would have increased 30.7% and All Other operating revenues would have increased 14.8% while Real Estate revenues would have decreased 0.9% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

All Other segment Adjusted EBITDA expenses increased 17.3% to $23.2 million for the three months ended March 31, 2018 compared to $19.8 million for the three months ended March 31, 2017, primarily driven by higher expenses attributable to both ESG and Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 11.9% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes;

•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementations and report deliveries for certain of our products and services;
•	fluctuations in foreign exchange rates; and
•	the impact of acquisitions and dispositions.

The following table presents the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
	March 31,	March 31,	December 31,	Year-Over-Year	Sequential
	2018	2017	2017	Comparison	Comparison
	(in thousands)
Index:
Recurring subscriptions	$462,097	$417,765	$451,048	10.6%	2.4%
Asset-based fees	332,240	240,834	316,812	38.0%	4.9%
Index total	794,337	658,599	767,860	20.6%	3.4%

Analytics	494,779	457,249	489,451	8.2%	1.1%

All Other	114,015	91,239	108,413	25.0%	5.2%

Total Run Rate	$1,403,131	$1,207,087	$1,365,724	16.2%	2.7%

Recurring subscriptions total	$1,070,891	$966,253	$1,048,912	10.8%	2.1%
Asset-based fees	332,240	240,834	316,812	38.0%	4.9%
Total Run Rate	$1,403,131	$1,207,087	$1,365,724	16.2%	2.7%

Total Run Rate grew 16.2% to $1,403.1 million at March 31, 2018 compared to $1,207.1 million at March 31, 2017. Recurring subscriptions Run Rate grew 10.8% to $1,070.9 million at March 31, 2018 compared to $966.3 million at March 31, 2017.  Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 9.3% at March 31, 2018.

Run Rate from asset-based fees increased 38.0% to $332.2 million at March 31, 2018 from $240.8 million at March 31, 2017, primarily driven by higher AUM in ETFs as well as increases in non-ETF passive funds and futures and options contracts, all linked to MSCI indexes. As of March 31, 2018, the value of AUM in ETFs linked to MSCI indexes was $764.9 billion, up $209.2 billion, or 37.7%, from $555.7 billion as of March 31, 2017. The increase of $209.2 billion consisted of net inflows of $133.2 billion and market appreciation of $76.0 billion.

Index recurring subscriptions Run Rate grew 10.6% to $462.1 million at March 31, 2018 compared to $417.8 million at March 31, 2017, driven by growth in core products, factor and ESG indexes, custom and specialized index products and strong growth in the wealth management, hedge fund and banking and trading client segments.

Run Rate from Analytics products increased 8.2% to $494.8 million at March 31, 2018 compared to $457.2 million at March 31, 2017, primarily driven by growth in both Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 6.4% at March 31, 2018.

Run Rate from All Other products increased 25.0% to $114.0 million at March 31, 2018 compared to $91.2 million at March 31, 2017, driven by a $17.3 million, or 33.6%, increase in ESG Run Rate to $68.9 million and a $5.4 million, or 13.7%, increase in Real Estate Run Rate to $45.1 million. The increase in ESG Run Rate was primarily driven by strong growth in ESG Ratings products. The increase in Real Estate Run Rate was primarily driven by growth in market information products, which also benefited from the appreciation in foreign currencies. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG Run Rate would have increased 29.0%, Real Estate Run Rate would have increased 4.2% and All Other Run Rate would have increased 18.2% at March 31, 2018 compared to March 31, 2017.

Subscription Sales

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended
	March 31,	March 31,	December 31,	Year Over	Sequential
	2018	2017	2017	Year Comparison	Comparison
	(in thousands)
New recurring subscription sales
Index	$15,195	$14,193	$17,980	7.1%	(15.5%)
Analytics	11,356	11,874	25,217	(4.4%)	(55.0%)
All Other	5,468	4,121	8,391	32.7%	(34.8%)
New recurring subscription sales total	32,019	30,188	51,588	6.1%	(37.9%)

Subscription cancellations
Index	(4,115)	(3,165)	(6,180)	30.0%	(33.4%)
Analytics	(8,578)	(7,611)	(11,679)	12.7%	(26.6%)
All Other	(1,531)	(1,683)	(1,954)	(9.0%)	(21.6%)
Subscription cancellations total	(14,224)	(12,459)	(19,813)	14.2%	(28.2%)

Net new recurring subscription sales
Index	11,080	11,028	11,800	0.5%	(6.1%)
Analytics	2,778	4,263	13,538	(34.8%)	(79.5%)
All Other	3,937	2,438	6,437	61.5%	(38.8%)
Net new recurring subscription sales total	17,795	17,729	31,775	0.4%	(44.0%)

Non-recurring sales
Index	3,459	4,374	3,677	(20.9%)	(5.9%)
Analytics	1,346	2,163	3,742	(37.8%)	(64.0%)
All Other	694	609	1,479	14.0%	(53.1%)
Non-recurring sales total	5,499	7,146	8,898	(23.0%)	(38.2%)

Gross sales
Index	$18,654	$18,567	$21,657	0.5%	(13.9%)
Analytics	12,702	14,037	28,959	(9.5%)	(56.1%)
All Other	6,162	4,730	9,870	30.3%	(37.6%)
Total gross sales	$37,518	$37,334	$60,486	0.5%	(38.0%)

Net sales
Index	$14,539	$15,402	$15,477	(5.6%)	(6.1%)
Analytics	4,124	6,426	17,280	(35.8%)	(76.1%)
All Other	4,631	3,047	7,916	52.0%	(41.5%)
Total net sales	$23,294	$24,875	$40,673	(6.4%)	(42.7%)

Aggregate Retention Rate

The following table presents our Aggregate Retention Rate by reportable segment for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Index	96.4%	96.9%
Analytics	93.0%	93.3%
All Other	94.4%	92.4%

Total	94.6%	94.7%

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

In our product lines, the Aggregate Retention Rate is generally higher during the first three fiscal quarters and lower in the fourth fiscal quarter, as the fourth fiscal quarter is traditionally the largest renewal period in the year.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K and also in Note 2, “Recent Accounting Standards Updates,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. There have been no significant changes in our accounting policies or critical accounting estimates since the end of the fiscal year ended December 31, 2017 other than those described in Note 2, “Recent Accounting Standards Updates,” and Note 3, “Revenue Recognition,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

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

On May 1, 2018, the Board of Directors authorized us to opportunistically explore financing options that would increase our outstanding debt and interest expense. Any potential financing is subject to market and other conditions, and there can be no assurance as to the timing or certainty of a transaction.

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of March 31, 2018, our Consolidated Leverage Ratio was 2.83:1.00 and our Consolidated Interest Coverage Ratio was 6.59:1.00. There have been no amounts drawn under the Revolving Credit Facility since its November 20, 2014 inception.

Our non-guarantor subsidiaries under the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $646.0 million, or 48.8%, of our total revenue for the trailing 12 months ended March 31, 2018, approximately $208.0 million, or 33.8%, of our consolidated operating income for the trailing 12 months ended March 31, 2018, and approximately $969.0 million, or 29.0%, of our consolidated total assets (excluding intercompany assets) and $397.8 million, or 13.6%, of our consolidated total liabilities, in each case as of March 31, 2018.

Share Repurchases

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Three Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
March 31, 2018	$138.86	492	$68,345
March 31, 2017	$82.25	1,079	$88,744

As of March 31, 2018, there was $664.7 million of available authorization remaining under the 2016 Repurchase Program.

On May 1, 2018, the Board authorized an additional stock repurchase program for the purchase of up to $1.0 billion worth of shares of MSCI’s common stock (together with the $523.1 million of authorization then remaining under the 2016 Repurchase Program, the “2018 Repurchase Program”). Share repurchases made pursuant to the 2018 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

Cash Dividend

On May 1, 2018, the Board of Directors declared a cash dividend of $0.38 per share for second quarter 2018. The second quarter 2018 dividend is payable on May 31, 2018 to shareholders of record as of the close of trading on May 18, 2018.

Cash Flows

	As of
	March 31,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$849,828	$889,502

Cash and cash equivalents were $849.8 million and $889.5 million as of March 31, 2018 and December 31, 2017, respectively. we seek to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes. As of March 31, 2018 and December 31, 2017, $486.8 million and $503.0 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. As a result of the Tax Reform, we can now more efficiently access a significant portion of its cash held outside of the U.S. in the short-term without being subject to U.S. income taxes. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. The increase in cash and cash equivalents held by foreign subsidiaries primarily reflects ongoing efforts to better align our tax profile with our global operating footprint. The global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purpose or other needs, including acquisitions or expansion of our products.

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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$88,597	$37,015
Net cash used in investing activities	(5,872)	(9,629)
Net cash used in financing activities	(126,058)	(125,226)
Effect of exchange rate changes	3,659	2,978
Net decrease in cash	$(39,674)	$(94,862)

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $88.6 million and $37.0 million for the three months ended March 31, 2018 and 2017, respectively. The year-over-year increase was driven by increased cash collections as well as the benefit of lower payments for income taxes, partially offset by higher payments of cash expenses.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $5.9 million and $9.6 million for the three months ended March 31, 2018 and 2017, respectively, primarily reflecting lower capital expenditures.

Cash Flows From Financing Activities

Cash used in financing activities was $126.1 million for the three months ended March 31, 2018 compared to $125.2 million for the three months ended March 31, 2017. The year-over-year change primarily reflects lower proceeds from the exercise of stock options and higher dividend payments, partially offset by lower repurchases of treasury shares.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the three months ended March 31, 2018 and 2017, 13.2% and 15.7%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 13.2% of non-U.S. dollar exposure for the three months ended March 31, 2018, 39.5% was in Euros, 27.4% was in Japanese yen and 17.7% was in British pounds sterling. Of the 15.7% of non-U.S. dollar exposure for the three months ended March 31, 2017, 34.2% was in Euros, 33.0% was in British pounds sterling and 23.9% was in Japanese yen.

Revenues from index-linked investment products represented 24.3% and 19.1% of operating revenues for the three months ended March 31, 2018 and 2017, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 40.6% and 36.8% of our operating expenses for the three months ended March 31, 2018 and 2017, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Euros, Hong Kong dollars, Swiss francs, Mexican pesos, Chinese yuan and Japanese yen. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency, a portion of which are designated as hedging instruments for accounting purposes and a portion of which are not designated as such. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange gains of $0.9 million for the three months ended March 31, 2018 compared to foreign currency exchange losses of $0.6 million for the three months ended March 31, 2017.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of March 31, 2018, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the three month periods ended March 31, 2018 and 2017 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

There have been no material changes since December 31, 2017 to the significant risk factors and uncertainties known to the Company that, if they were to materialize or occur, would individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Form 10-K for fiscal year 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended March 31, 2018.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1
(January 1, 2018-January 31, 2018)	9,344	$135.94	—	$733,073,000

Month #2
(February 1, 2018-February 28, 2018)	547,769	$138.15	397,478	$678,600,000

Month #3
(March 1, 2018-March 31, 2018)	97,908	$146.36	94,697	$664,733,000

Total	655,021	$139.35	492,175	$664,733,000

(1)

Includes (i) shares purchased by the Company on the open market under the 2016 Repurchase Program; (ii) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units; (iii) shares withheld to satisfy tax withholding obligations and exercise price on behalf of employees that occur upon exercise and delivery of outstanding shares underlying stock options; and (iv) shares held in treasury under the MSCI Inc. Non-Employee Directors Deferral Plan. The value of the shares withheld was determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.

(2)	See Note 8, “Shareholders’ Equity” of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding our stock repurchase programs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index is presented below.

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED March 31, 2018

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

*†	10.1	Offer Letter, executed March 11, 2014, between MSCI Inc. and Scott Crum

*†	10.2	Form of Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan
	11

Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 4 to the Unaudited Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*	15.1	Letter of awareness from PricewaterhouseCoopers LLP, dated May 4, 2018, concerning unaudited interim financial information

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management compensation plan, contract or arrangement./

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2018

MSCI INC. (Registrant)

By:	/s/ Kathleen A. Winters
Kathleen A. Winters Chief Financial Officer and Treasurer (Principal Financial Officer)