Form 10-Q
period 2018-06-30
MSCI Inc.
filed 2018-08-03
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, there were 88,832,899 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,367,596	$889,502
Accounts receivable (net of allowances of $1,731 and $1,700 at June 30, 2018 and December 31, 2017, respectively)	394,886	327,597
Prepaid income taxes	23,636	15,103
Prepaid and other assets	33,373	34,927
Total current assets	1,819,491	1,267,129
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $182,978 and $171,280 at June 30, 2018 and December 31, 2017, respectively)	81,000	94,437
Goodwill	1,556,353	1,560,621
Intangible assets (net of accumulated amortization of $524,355 and $507,612 at June 30, 2018 and December 31, 2017, respectively)	298,966	321,836
Deferred tax assets	11,666	12,013
Other non-current assets	18,327	19,632
Total assets	$3,785,803	$3,275,668

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,237	$1,612
Income taxes payable	21,693	14,828
Accrued compensation and related benefits	77,681	131,156
Other accrued liabilities	101,842	85,710
Deferred revenue	483,229	374,365
Total current liabilities	685,682	607,671
Long-term debt	2,573,730	2,078,093
Deferred taxes	73,549	78,027
Other non-current liabilities	106,420	110,865
Total liabilities	3,439,381	2,874,656

Commitments and Contingencies (see Note 7 and Note 8)

Shareholders' equity:
Preferred stock (par value $0.01, 100,000,000 share authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 129,978,881 and 129,543,856 common shares issued and 88,832,899 and 90,104,885 common shares outstanding at June 30, 2018 and December 31, 2017, respectively)	1,300	1,295
Treasury shares, at cost (41,145,982 and 39,438,971 common shares held at June 30, 2018 and December 31, 2017, respectively)	(2,569,528)	(2,321,989)
Additional paid in capital	1,285,375	1,264,849
Retained earnings	1,684,158	1,505,204
Accumulated other comprehensive loss	(54,883)	(48,347)
Total shareholders' equity	346,422	401,012
Total liabilities and shareholders' equity	$3,785,803	$3,275,668

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)
Operating revenues	$363,046	$316,089	$714,362	$617,296

Operating expenses:
Cost of revenues	71,368	68,538	142,672	136,001
Selling and marketing	47,416	41,550	93,825	84,522
Research and development	19,801	18,196	40,508	37,166
General and administrative	24,036	21,424	50,223	42,405
Amortization of intangible assets	19,537	11,122	30,875	22,373
Depreciation and amortization of property, equipment and leasehold improvements	7,377	9,159	15,582	17,997
Total operating expenses	189,535	169,989	373,685	340,464

Operating income	173,511	146,100	340,677	276,832

Interest income	(4,281)	(1,310)	(7,051)	(2,242)
Interest expense	31,761	29,027	61,321	58,051
Other expense (income)	(10,292)	872	(9,354)	1,887

Other expense (income), net	17,188	28,589	44,916	57,696

Income before provision for income taxes	156,323	117,511	295,761	219,136
Provision for income taxes	39,494	36,245	63,840	64,919
Net income	$116,829	$81,266	$231,921	$154,217

Earnings per basic common share	$1.31	$0.90	$2.59	$1.70

Earnings per diluted common share	$1.28	$0.89	$2.52	$1.68

Weighted average shares outstanding used in computing earnings per share
Basic	89,112	90,404	89,591	90,555
Diluted	91,586	91,708	92,084	91,665

Dividend declared per common share	$0.38	$0.28	$0.76	$0.56

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)
Net income	$116,829	$81,266	$231,921	$154,217
Other comprehensive (loss) income:
Foreign currency translation adjustments	(12,484)	4,963	(8,522)	7,904
Income tax effect	—	—	—	—
Foreign currency translation adjustments, net	(12,484)	4,963	(8,522)	7,904

Pension and other post-retirement adjustments	194	(175)	94	(274)
Income tax effect	(72)	(297)	(45)	(260)
Pension and other post-retirement adjustments, net	122	(472)	49	(534)

Net investment hedge adjustments	1,814	—	1,937	—
Income tax effect	—	—	—	—
Net investment hedge adjustments, net	1,814	—	1,937	—
Other comprehensive (loss) income, net of tax	(10,548)	4,491	(6,536)	7,370
Comprehensive income	$106,281	$85,757	$225,385	$161,587

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
	(unaudited)
Cash flows from operating activities
Net income	$231,921	$154,217
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	30,875	22,373
Stock-based compensation expense	18,072	18,737
Depreciation and amortization of property, equipment and leasehold improvements	15,582	17,997
Amortization of debt origination fees	1,744	1,698
Deferred taxes	(4,280)	(7,080)
Gain on disposition of subsidiary, net of costs	(12,045)	—
Other non-cash adjustments	196	(464)
Changes in assets and liabilities:
Accounts receivable	(71,551)	(66,661)
Prepaid income taxes	(8,450)	(4,157)
Prepaid and other assets	3,186	2,918
Accounts payable	(365)	(247)
Accrued compensation and related benefits	(52,093)	(48,366)
Income taxes payable	2,550	—
Other accrued liabilities	17,743	(1,862)
Deferred revenue	126,167	63,618
Other	(3,490)	6,511
Net cash provided by operating activities	295,762	159,232

Cash flows from investing activities
Capital expenditures	(4,479)	(11,051)
Capitalized software development costs	(8,598)	(5,613)
Proceeds from the sale of capital equipment	10	—
Dispositions	21,000	—
Proceeds from sale of investments	—	771
Net cash provided by (used in) investing activities	7,933	(15,893)

Cash flows from financing activities
Proceeds from exercise of stock options	119	1,273
Repurchase of treasury shares	(246,700)	(140,977)
Payment of dividends	(68,799)	(50,920)
Proceeds from borrowings	500,000	—
Payment of debt issuance costs	(6,262)	—
Net cash provided by (used in) financing activities	178,358	(190,624)

Effect of exchange rate changes	(3,959)	6,032

Net increase (decrease) in cash	478,094	(41,253)
Cash and cash equivalent, beginning of period	889,502	791,834

Cash and cash equivalent, end of period	$1,367,596	$750,581

Supplemental disclosure of cash flow information:
Cash paid for interest	$56,372	$56,157
Cash paid for income taxes	$73,495	$71,246

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements accrued, but not yet paid	$2,979	$3,765

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$708	$535

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI Inc. and its subsidiaries and include all adjustments of a normal, recurring nature necessary to state fairly the financial condition as of June 30, 2018 and December 31, 2017, the results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. The unaudited condensed consolidated statement of financial condition and related financial statement information as of December 31, 2017 have been derived from the 2017 audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2017.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Concentrations

For the six months ended June 30, 2018 and 2017, BlackRock, Inc. accounted for 12.6% and 10.7% of the Company’s consolidated operating revenues, respectively. For the six months ended June 30, 2018 and 2017, BlackRock, Inc. accounted for 21.3% and 19.0% of the Index segment operating revenues, respectively. No single customer represented 10.0% or more of revenues within the Analytics and All Other segments for the six months ended June 30, 2018 and 2017.

2. RECENT ACCOUNTING STANDARDS UPDATES

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities had the option of adopting ASU 2014-09 retrospectively to each prior period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of initial application (the “Modified Retrospective Approach”).

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842),” or ASU 2016-02. The FASB issued ASU 2016-02 in order to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB amended the FASB Accounting Standards Codification and created Topic 842, Leases. ASU 2016-02 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 requires reporting organizations to take a modified retrospective transition approach (as opposed to a full retrospective transition approach). The Company has reached a decision as to what system it will use to manage the accounting for leases, determined the contracts that would be considered as leases under the new guidance and is currently in the process of implementing the system and establishing the appropriate controls and procedures. The Company is continuing to evaluate the potential impact that ASU 2016-02 will have on its condensed consolidated financial statements.

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

In February 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” or ASU 2017-07. The FASB issued ASU 2017-07 in order to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. ASU 2017-07 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. Entities should apply these amendments retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. As a result of the adoption of ASU 2017-07, the Company has restated the Condensed Consolidated Statement of Income for the three months ended June 30, 2017 and the six months ended June 30, 2017 by reclassifying $0.1 million and $0.3 million, respectively, of non-service related pension costs from “Operating Expenses” to “Other expense (income).”

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, “Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting,” or ASU 2017-09. The FASB issued ASU 2017-09 in order to reduce the diversity in practice, as well as the cost and complexity when applying the guidance in Topic 718, “Compensation—Stock Compensation,” to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, “Compensation—Stock Compensation.” ASU 2017-09 provides that an entity shall account for the effects of a modification of the terms or conditions of an equity award as an exchange of the original award for a new award, unless the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used), the vesting conditions and the classification of the modified award are the same as the original award immediately before the award is modified. ASU 2017-09 requires reporting organizations to apply the amendments prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 did not have a material effect on the Company’s condensed consolidated financial statements.

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

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” or ASU 2018-07. The FASB issued ASU 2018-07 in order to align the accounting for share-based payment awards issued to non-employees with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2018-07 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

3. REVENUE RECOGNITION

MSCI adopted the new revenue standard set forth under Accounting Standards Codification Topic 606 “Revenue from Contracts with Customers,” or ASC 606, as of January 1, 2018 using the Modified Retrospective Approach and an adjustment was recorded within the Unaudited Condensed Consolidated Statement of Financial Condition as of January 1, 2018. The adoption resulted in more revenue being recognized upfront or earlier in the life of new client contracts for certain of the Company’s products and services, including fees related to the licensing of certain desktop applications, implementation services as they relate to the Company’s hosted applications and set-up fees as they relate to the Company’s custom indexes. The new revenue standard also has the impact of ratable revenue recognition as it relates to multi-year deals. The adoption of the standard also resulted in higher accounts receivable and deferred revenue balances. Under the old revenue standard, MSCI generally recorded the value of an invoice to accounts receivable and deferred revenue once the service period began. Under the new revenue standard, MSCI records accounts receivable and a corresponding offset to deferred revenue when an invoice is issued for a contract that is non-cancellable by the client and non-refundable because MSCI has an unconditional right to the consideration.

Products and Services

MSCI generally licenses annual, recurring subscriptions for the majority of its Index, Analytics and ESG products and services for a fee due in advance of the service period. MSCI’s contracts are typically non-cancellable by the client and non-refundable for the term of the agreement. Fees may vary based on a number of factors including by product or service, number of users or volume of services. MSCI’s client contracts do not have a financing component and the consideration received is typically not variable except as noted below.

MSCI also charges clients to use its indexes as the basis for index-linked investment products, such as ETFs, passively managed funds and separate accounts. These clients commonly pay MSCI a license fee, typically in arrears, primarily based on the assets under management (“AUM”) in their investment products. These fees are variable and fall within the sales-based and royalty-based exception.

Certain exchanges use MSCI’s indexes as the basis for futures and options contracts and pay MSCI a license fee, typically in arrears, primarily based on the volume of trades or number of instruments. These fees are variable and fall within the sales-based and royalty-based exception.

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

Accounting policy

The following describes MSCI’s primary types of revenues and the applicable revenue recognition policies. The Company’s revenues are primarily derived from the licensing of products and services and revenue is recognized when control of the promised goods or services is transferred to MSCI’s customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Revenue is recognized when the parties to the contract have legally enforceable obligations and are committed to performing their respective obligations, the Company can identify each party’s rights regarding the goods or services to be provided, the Company can identify the payment terms for the goods or services to be provided, the contract has commercial substance and it is probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be provided to the customer. Revenue is recognized exclusive of any applicable sales or other indirect tax withholdings.

For products within MSCI’s Index segment, with respect to index data subscriptions, MSCI’s performance obligation to deliver the data is satisfied over time and, accordingly, revenue is recognized ratably over the term of the agreement. With respect to licenses to create index-linked investment products, MSCI’s performance obligation allows customers to use the Company’s intellectual property (i.e., the indexes) as the basis of the funds or other investment products the customers create over the term of the agreement. The fees earned for these rights are typically variable, in which case they are accrued under the sales and usage-based royalty exception pursuant to the level of performance achieved, which is measured based on AUM, volume of trades or other factors. The level of performance achieved is based on information obtained from independent third-party sources or best estimates from the most recently reported information from the client. Set-up fees associated with the creation of MSCI’s custom indexes are satisfied and revenue recognized at the point in time at which the setup is complete.

For products within MSCI’s Analytics segment, MSCI’s performance obligations include providing access to its proprietary models or hosted applications and, in some cases, delivery of managed services, which are all satisfied over time, and accordingly, revenue is recognized ratably over the term of the agreement. For implementation services, MSCI meets its performance obligation once the service is complete and is available for the client to use and revenue is recognized at the point in time in which the completion has occurred. With respect to software licenses for the Company’s energy and commodity analytics products, MSCI’s performance obligation is partially satisfied and revenue recognized at the point in time when the software’s code key is delivered to the customer, which based upon a fair value assessment, represents approximately 82.0% of the contract value. MSCI’s remaining performance obligations are the post contractual support services and revenue is recognized evenly over the course of the license term, which based on a fair value assessment, represents approximately 18.0% of the value of the software. As of April 9, 2018, MSCI divested Financial Engineering Associates, Inc. (“FEA”) and the related energy and commodity analytics product line. See Note 11, “Dispositions,” for further details.

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

For services where the transaction price is variable based upon AUM, volume of trades or number of investments linked to MSCI’s indexes, the transaction price is based upon pricing models and is not allocated at the inception of the contract but rather falls within the sales and usage based royalty exception under which the price and associated revenue are based upon actual known performance or best estimates of actual performance during the performance period.

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

MSCI has elected the Modified Retrospective Approach and as such applied the new revenue standard only to contracts that were not completed at the January 1, 2018 adoption date and did not adjust prior reporting periods.

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

Included in the above adjustments is an increase of approximately $135.5 million primarily to accounts receivable and deferred revenue with no impact to retained earnings. In accordance with the new revenue standard, the Company now records an accounts receivable and an associated contract liability, reflected as “Deferred revenue” on MSCI’s Unaudited Condensed Consolidated Statement of Financial Condition, when it bills the customer in advance of the start date of the subscription period because the Company has determined it has an unconditional right to receive cash since the contracts are non-cancellable by the client and non-refundable. Under the old revenue standard, these balances would not have been recorded as accounts receivable and deferred revenue as the contract service start date was subsequent to December 31, 2017.

The impact of adopting the new revenue standard on the Company’s Unaudited Condensed Consolidated Statement of Income through the date of June 30, 2018 is as follows (in thousands):

	For the Three Months ended June 30, 2018
Selected line items	As reported	Impact of Change	Without Adoption of ASC 606
Statement of Income
Operating revenues	$363,046	$(2,164)	$360,882
Operating income	$173,511	$(2,164)	$171,347
Income before provision for income taxes	$156,323	$(2,164)	$154,159
Provision for income taxes	$39,494	$433	$39,927
Net income	$116,829	$(1,731)	$115,098
Earnings per basic common share	$1.31	$(0.02)	$1.29
Earnings per diluted common share	$1.28	$(0.02)	$1.26

	For the Six Months ended June 30, 2018
Selected line items	As reported	Impact of Change	Without Adoption of ASC 606
Statement of Income
Operating revenues	$714,362	$(4,450)	$709,912
Operating income	$340,677	$(4,450)	$336,227
Income before provision for income taxes	$295,761	$(4,450)	$291,311
Provision for income taxes	$63,840	$890	$64,730
Net income	$231,921	$(3,560)	$228,361
Earnings per basic common share	$2.59	$(0.04)	$2.55
Earnings per diluted common share	$2.52	$(0.04)	$2.48

The impact of adopting the new revenue standard on the Company’s Unaudited Statement of Financial Condition through the date of June 30, 2018 is as follows (in thousands):

	June 30, 2018
Selected line items	As reported at June 30, 2018	Impact of Change	Without Adoption of ASC 606
Statement of Financial Condition
Accounts receivable	$394,886	$(70,226)	$324,660
Income taxes payable	$21,693	$(5,204)	$16,489
Other accrued liabilities	$101,842	$(2,012)	$99,830
Deferred revenue	$483,229	$(43,315)	$439,914
Retained earnings	$1,684,158	$(19,695)	$1,664,463

The table that follows presents the disaggregated revenues for the periods indicated (in thousands):

	For the Three Months Ended June 30, 2018
	Segments
	Index	Analytics	All Other	Total
Product Types
Recurring subscriptions	$119,626	$117,528	$29,584	$266,738
Asset-based fees	87,636	—	—	87,636
Non-recurring	5,672	1,591	1,409	8,672
Total	$212,934	$119,119	$30,993	$363,046

	For the Six Months Ended June 30, 2018
	Segments
	Index	Analytics	All Other	Total
Product Types
Recurring subscriptions	$232,831	$235,772	$58,951	$527,554
Asset-based fees	173,119	—	—	173,119
Non-recurring	8,898	2,334	2,457	13,689
Total	$414,848	$238,106	$61,408	$714,362

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

	June 30, 2018
	Accounts receivable	Deferred revenue
Opening (1/1/2018)	$473,400	$494,591
Closing (06/30/2018)	394,886	483,229
Increase/(decrease)	$(78,514)	$(11,362)

The amount of revenue recognized in the period that was included in the opening current deferred revenue, which reflects the contract liability amounts, was $381.9 million. The difference between the opening and closing balances of the Company’s deferred revenue represents the increase in the balance as a result of billings offset by the amortization of deferred revenue to operating revenues. MSCI had an insignificant long-term deferred revenue balance as of June 30, 2018 reflected as a part of “Other non-current liabilities” on its Unaudited Condensed Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has chosen to use the practical expedient available under the new revenue standard and, as such, has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year is $403.9 million, which is expected to be recognized as follows:

•	Approximately $230.0 million of the remaining performance obligations over the next 12-month period;
•	Approximately $118.3 million of the remaining performance obligations over the second 12-month period;
•	Approximately $40.0 million of the remaining performance obligations over the third 12-month period; and
•	The remaining $15.6 million recognized in the periods thereafter.

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(in thousands, except per share data)
Net income	$116,829	$81,266	$231,921	$154,217

Basic weighted average common shares outstanding	89,112	90,404	89,591	90,555
Effect of dilutive securities:
Stock options and restricted stock units	2,474	1,304	2,493	1,110
Diluted weighted average common shares outstanding	91,586	91,708	92,084	91,665

Earnings per basic common share	$1.31	$0.90	$2.59	$1.70

Earnings per diluted common share	$1.28	$0.89	$2.52	$1.68

5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at June 30, 2018 and December 31, 2017 consisted of the following:

	As of
	June 30,	December 31,
	2018	2017
	(in thousands)
Computer & related equipment	$201,306	$200,592
Furniture & fixtures	10,501	10,591
Leasehold improvements	51,145	51,128
Work-in-process	1,026	3,406
Subtotal	263,978	265,717
Accumulated depreciation and amortization	(182,978)	(171,280)
Property, equipment and leasehold improvements, net	$81,000	$94,437

Depreciation and amortization expense of property, equipment and leasehold improvements was $7.4 million and $9.2 million for the three months ended June 30, 2018 and 2017, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $15.6 million and $18.0 million for the six months ended June 30, 2018 and 2017, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics		All Other (1)	Total
Goodwill at December 31, 2017	$1,205,400	$302,611		$52,610	$1,560,621
Changes to goodwill	$—	$(2,944	) (2)	$—	$(2,944)
Foreign exchange translation adjustment	(819)	—		(505)	(1,324)
Goodwill at June 30, 2018	$1,204,581	$299,667		$52,105	$1,556,353

(1)The goodwill in All Other at June 30, 2018, consisted of $31.6 million in the ESG segment and $20.5 million in the Real Estate segment and at December 31, 2017 consisted of $31.6 million in the ESG segment and $21.0 million in the Real Estate segment.

(2)Reflects the impact of the divestiture of FEA.

Intangible Assets

Amortization expense related to intangible assets for both the three months ended June 30, 2018 and 2017 was $19.5 million and $11.1 million, respectively. The amortization expense of acquired intangible assets for both the three months ended June 30, 2018 and 2017 was $17.0 million and $10.1 million, respectively. The amortization expense of internally developed capitalized software for both the three months ended June 30, 2018 and 2017 was $2.5 million and $1.0 million, respectively.

Amortization expense related to intangible assets for both the six months ended June 30, 2018 and 2017 was $30.9 million and $22.4 million, respectively. The amortization expense of acquired intangible assets for both the six months ended June 30, 2018 and 2017 was $26.3 million and $20.7 million, respectively. The amortization expense of internally developed capitalized software for both the six months ended June 30, 2018 and 2017 was $4.6 million and $1.7 million, respectively.

During the three and six months ended June 30, 2018, management decided to discontinue the use of the IPD tradename utilized by the Real Estate segment and has re-branded the segment to MSCI Real Estate. As a result, the remaining unamortized value of $7.9 million was written off.

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets were as follows:

	As of
	June 30,	December 31,
	2018	2017
	(in thousands)
Gross intangible assets:
Customer relationships	$361,199	$361,199
Trademarks/trade names	209,620	223,382
Technology/software (1)	231,891	225,407
Proprietary data	28,627	28,627
Subtotal	831,337	838,615
Foreign exchange translation adjustment	(8,016)	(9,167)
Total gross intangible assets	$823,321	$829,448
Accumulated amortization:
Customer relationships	$(200,126)	$(189,100)
Trademarks/trade names	(118,556)	(116,691)
Technology/software (1)	(196,151)	(193,095)
Proprietary data	(11,302)	(10,352)
Subtotal	(526,135)	(509,238)
Foreign exchange translation adjustment	1,780	1,626
Total accumulated amortization	$(524,355)	$(507,612)
Net intangible assets:
Customer relationships	$161,073	$172,099
Trademarks/trade names	91,064	106,691
Technology/software	35,740	32,312
Proprietary data	17,325	18,275
Subtotal	305,202	329,377
Foreign exchange translation adjustment	(6,236)	(7,541)
Total net intangible assets	$298,966	$321,836

(1)Reflects the impact of the divestiture of FEA. See Note 11, “Dispositions” for further information regarding the divestiture of FEA.

The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2018 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder 2018	$23,565
2019	45,670
2020	43,606
2021	39,537
2022	35,573
Thereafter	111,015
Total	$298,966

7. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended June 30, 2018 and 2017 was

$6.5 million and $6.1 million, respectively. Rent expense for the six months ended June 30, 2018 and 2017 was $12.8 million and $11.9 million, respectively.

Senior Notes. The Company has issued an aggregate of $2.6 billion in senior unsecured notes (collectively, the “Senior Notes”) in the four discrete private offerings described below.

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

On August 4, 2016, the Company completed its private offering of $500.0 million aggregate principal amount of 4.75% senior unsecured notes due 2026 (the “2026 Senior Notes”). The $493.3 million of net proceeds from the offering of the 2026 Senior Notes were allocated for general corporate purposes, including, without limitation, buybacks of the Company’s common stock and potential acquisitions.

On May 18, 2018, the Company completed its private offering of $500.0 million aggregate principal amount of 5.375% senior unsecured notes due 2027 (the “2027 Senior Notes”). The $495.0 million of net proceeds from the offering of the 2027 Senior Notes were allocated for general corporate purposes, including, without limitation, buybacks of the Company’s common stock and potential acquisitions.

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

The 2025 Senior Notes are scheduled to mature and be paid in full on August 15, 2025. At any time prior to August 15, 2020, the Company may redeem all or part of the 2025 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2025 Senior Notes, together with accrued and unpaid interest, on or after August 15, 2020, at redemption prices set forth in the indenture governing the 2025 Senior Notes. At any time prior to August 15, 2018, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2025 Senior Notes, including any permitted additional notes, at a redemption price equal to 105.75% of the principal amount plus accrued and unpaid interest, if any, to the redemption date.

The 2026 Senior Notes are scheduled to mature and be paid in full on August 1, 2026. At any time prior to August 1, 2021, the Company may redeem all or part of the 2026 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2026 Senior Notes, together with accrued and unpaid interest, on or after August 1, 2021, at redemption prices set forth in the indenture governing the 2026 Senior Notes. At any time prior to August 1, 2019, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2026 Senior Notes, including any permitted additional notes, at a redemption price equal to 104.75% of the principal amount plus accrued and unpaid interest, if any, to the redemption date.

The 2027 Senior Notes are scheduled to mature and be paid in full on May 15, 2027. At any time prior to May 15, 2022, the Company may redeem all or part of the 2027 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2027 Senior Notes, together with accrued and unpaid interest, on or after May 15, 2022, at redemption prices set forth in the indenture governing the 2027 Senior Notes. At any time prior to May 15, 2021, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2027 Senior Notes, including any permitted additional notes, at a redemption price equal to 105.375% of the principal amount plus accrued and unpaid interest, if any, to the redemption date.

Interest payments attributable to the 2024 Senior Notes and 2027 Senior Notes are due on May 15th and November 15th of each year. Interest payments attributable to the 2025 Senior Notes are due on February 15th and August 15th of each year. Interest payments attributable to the 2026 Senior Notes are due on February 1st and August 1st of each year. The first interest payment attributable to the 2027 Senior Notes will occur on November 15, 2018.

Revolver. On November 20, 2014, the Company entered into a $200.0 million senior unsecured revolving credit agreement (as amended, the “Revolving Credit Agreement”) with a syndicate of banks. The Revolving Credit Agreement had an initial term of five years with an option to extend for two additional one-year terms. On August 4, 2016, the Company entered into Amendment No. 1 (the “First Amendment”) to the Revolving Credit Agreement. The First Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $220.0 million, (ii) increased the maximum consolidated leverage ratio and (iii) extended the initial term to August 2021 with an option to extend for an additional one-year term. On May 15, 2018, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Revolving Credit Agreement. The Second Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $250.0 million, (ii) extended the term to May 2023 with an option to extend for an additional one-year term and (iii) decreased the applicable rate and applicable fee rate for loans and commitments. At June 30, 2018, the Revolving Credit Agreement was undrawn.

    Long-term debt at June 30, 2018 was $2,573.7 million, net of $26.3 million in deferred financing fees. Long-term debt at December 31, 2017 was $2,078.1 million, net of $21.9 million in deferred financing fees.

In connection with the closings of the Senior Notes offerings and entry into the Revolving Credit Agreement and the First and Second Amendments, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At June 30, 2018, $28.3 million of the deferred financing fees remain unamortized, $0.4 million of which is included in “Prepaid and other assets,” $1.6 million of which is included in “Other non-current assets” and $26.3 million of which is grouped and presented as part of “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

At June 30, 2018 and December 31, 2017, the fair market value of the Company’s debt obligations was $2,627.5 million and $2,231.1 million, respectively. The fair market value is determined in accordance with accounting standards related to the determination of fair value and represents Level 2 valuations, which are based on one or more quoted prices in markets that are not considered to be active or for which all significant inputs are observable, either directly or indirectly. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

8. SHAREHOLDERS’ EQUITY

Return of capital.

On October 26, 2016, the Board of Directors approved an additional stock repurchase program for the purchase of up to $750.0 million worth of shares of the Company’s common stock (together with the amount then remaining under a previously existing share repurchase program, the “2016 Repurchase Program”).

On May 1, 2018, the Board of Directors authorized an additional stock repurchase program for the purchase of up to $1.0 billion worth of shares of the Company’s common stock (together with the $523.1 million of authorization then remaining under the 2016 Repurchase Program, the “2018 Repurchase Program”). Share repurchases made pursuant to the 2018 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of June 30, 2018, there was $1,509.8 million of available authorization remaining under the 2018 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Six Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
June 30, 2018	$145.42	1,535	$223,243
June 30, 2017	$86.98	1,468	$127,735

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share amounts)	Per Share	Declared	Distributed	Deferred
2018
Three Months Ended March 31,	$0.38	$34,848	$34,900	$(52)
Three Months Ended June 30,	0.38	34,254	33,935	319

Total	$0.76	$69,102	$68,835	$267

2017
Three Months Ended March 31,	$0.28	$25,769	$25,500	$269
Three Months Ended June 30,	0.28	25,710	25,444	266

Total	$0.56	$51,479	$50,944	$535

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased during the six months ended June 30, 2018:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance At December 31, 2017	129,543,856	(39,438,971)	90,104,885
Dividend payable/paid	111	(111)	—
Common stock issued and exercise of stock options	409,794	—	409,794
Shares withheld for tax withholding and exercises	—	(162,846)	(162,846)
Shares repurchased under stock repurchase programs	—	(492,175)	(492,175)
Shares issued to directors	—	—	—
Balance At March 31, 2018	129,953,761	(40,094,103)	89,859,658
Dividend payable/paid	117	(117)	—
Common stock issued and exercise of stock options	18,944	—	18,944
Shares withheld for tax withholding and exercises	—	(3,178)	(3,178)
Shares repurchased under stock repurchase programs	—	(1,042,966)	(1,042,966)
Shares issued to directors	6,059	(5,618)	441
Balance At June 30, 2018	129,978,881	(41,145,982)	88,832,899

9. INCOME TAXES

The Company’s provision for income taxes was $63.8 million and $64.9 million for the six months ended June 30, 2018 and 2017, respectively. These amounts reflect effective tax rates of 21.6% and 29.6% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the provision for income taxes was primarily driven by a decline in the operating tax rate, offset in part by higher income before provision for income taxes. The Company’s income before provision for income taxes for the six months ended June 30, 2018 included the $10.6 million capital gain realized from the divestiture of FEA for which a deferred tax asset on capital loss carryforwards was utilized, against which a full valuation allowance had been recorded. These amounts reflect effective tax rates of 21.6% and 29.6% for the six months ended June 30, 2018 and 2017, respectively.

The effective tax rate of 21.6% for the six months ended June 30, 2018 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $8.5 million that decreased the Company’s effective tax rate by 1.5 percentage points. For the six months ended June 30, 2018, these discrete items include $8.2 million of excess tax benefits related to stock-based compensation and $4.1 million related to the release of a valuation allowance previously recorded on capital loss carryforwards. These capital losses were utilized to offset the capital gain realized from the divestiture of FEA. The discrete items also include a $1.6 million net adjustment benefit relating to the adjustment resulting from the Company’s provisional accounting for the effects of Tax Reform.

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

The Company’s provisional accounting for the effects of Tax Reform resulted in a net adjustment benefit of $1.6 million in the provision for income taxes for MSCI in the six months ended June 30, 2018 that primarily related to a change in the estimate of taxes on the amount of historical profits that were previously deemed to be permanently invested overseas. The cumulative accrual for Tax Reform as of June 30, 2018, including the charges recognized in the year ended December 31, 2017 and in the six months ended June 30, 2018, totaled $32.9 million.

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

The Company is under examination by the IRS and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as India, and states in which the Company has significant operations, such as New York. The tax years currently under examination vary by jurisdiction but include years ranging from 2005 through 2017. As a result of having previously been a member of the Morgan Stanley consolidated group, the Company may have future settlements with Morgan Stanley related to the ultimate disposition of their New York State and New York City examination relating to the tax years 2007 and 2008 and their IRS examination relating to the tax years 2006 through 2008. The Company does not believe it has any material exposure to the New York State and New York City examinations. Additionally, the Company believes it has adequate reserves for any tax issues that may arise out of the IRS examination relating to the tax years 2006 through 2008 and therefore does not believe any related settlement with Morgan Stanley will have a material impact.

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

10. SEGMENT INFORMATION

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or CODM, in deciding how to allocate resources and assess performance. MSCI’s Chief Executive Officer and its President, who are together considered to be its CODM, review financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

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

Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses that are not directly attributable to a particular segment are based upon allocation methodologies, including time estimates, headcount, sales targets, data center consumption and other relevant usage measures. Due to the integrated structure of its business, certain costs incurred by one segment may benefit other segments. A segment may use the content and data produced by another segment without incurring an arm’s-length intersegment charge.

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

The ESG operating segment offers products and services that help institutional investors understand how ESG factors can impact the long-term risk of their investments. In addition, MSCI ESG Research data and ratings are used in the construction of equity and fixed income indexes to help institutional investors more effectively benchmark ESG investment performance, issue index-based investment products, as well as manage, measure and report on ESG mandates.

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

The following table presents operating revenue by reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Operating revenues
Index	$212,934	$177,156	$414,848	$340,591
Analytics	119,119	113,367	238,106	225,787
All Other	30,993	25,566	61,408	50,918
Total	$363,046	$316,089	$714,362	$617,296

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Index Adjusted EBITDA	$157,516	$129,519	$303,446	$245,196
Analytics Adjusted EBITDA	36,327	31,805	69,920	61,405
All Other Adjusted EBITDA	6,582	5,057	13,768	10,601
Total operating segment profitability	200,425	166,381	387,134	317,202
Amortization of intangible assets	19,537	11,122	30,875	22,373
Depreciation and amortization of property, equipment and leasehold improvements	7,377	9,159	15,582	17,997
Operating income	173,511	146,100	340,677	276,832
Other expense (income), net	17,188	28,589	44,916	57,696
Provision for income taxes	39,494	36,245	63,840	64,919
Net income	$116,829	$81,266	$231,921	$154,217

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Revenues
Americas:
United States	$166,020	$155,997	$330,855	$300,835
Other	13,528	11,298	28,411	22,952
Total Americas	179,548	167,295	359,266	323,787

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	53,769	47,237	106,702	94,262
Other	76,710	63,786	149,397	124,088
Total EMEA	130,479	111,023	256,099	218,350

Asia & Australia:
Japan	17,187	13,237	32,369	26,063
Other	35,832	24,534	66,628	49,096
Total Asia & Australia	53,019	37,771	98,997	75,159

Total	$363,046	$316,089	$714,362	$617,296

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	June 30,	December 31,
	2018	2017
	(in thousands)
Long-lived assets
Americas:
United States	$1,825,188	$1,847,605
Other	1,429	1,685
Total Americas	1,826,617	1,849,290

EMEA:
United Kingdom	83,369	94,782
Other	17,918	22,394
Total EMEA	101,287	117,176

Asia & Australia:
Japan	361	432
Other	8,054	9,996
Total Asia & Australia	8,415	10,428

Total	$1,936,319	$1,976,894

11. DISPOSITIONS

On April 9, 2018, MSCI completed the divestiture of FEA for $21.0 million in cash. The sale included $2.9 million of goodwill, $2.7 million of fully amortized identifiable intangible assets, $6.1 million of other net assets and $1.4 million of cash costs, which resulted in a gain of $10.6 million on the divestiture. FEA was included as a component of the Analytics segment through the date of disposition. The results of operations from FEA were not material to the Company.

12. SUBSEQUENT EVENTS

On July 25, 2018, MSCI entered into a definitive agreement to sell Investor Force Holdings, Inc. (“InvestorForce”) for approximately $62.0 million.  The results of operations of InvestorForce are a component of the Analytics segment and its net assets were approximately $14.0 million as of June 30, 2018. The closing of the InvestorForce transaction is expected to occur in the next three months, subject to customary closing conditions.

On July 31, 2018, the Board of Directors declared a cash dividend of $0.58 per share for third quarter 2018. The third quarter 2018 dividend is payable on August 31, 2018 to shareholders of record as of the close of trading on August 17, 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

Results of Review of Financial Statements

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and its subsidiaries as of June 30, 2018, and the related condensed consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2017, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2018, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated statement of financial condition information as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

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
August 3, 2018

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

As of June 30, 2018, we had over 7,000 clients across 88 countries. To calculate the number of clients, we use the shipping address of the ultimate customer utilizing the product which counts affiliates, user locations, or business units within a single organization as separate clients. If we aggregate all related clients under their respective parent entity, the number of clients would be over 4,000, as of June 30, 2018. We had offices in 32 cities across 21 countries to help serve our diverse client base, with 50.3% of our revenues coming from clients in the Americas, 35.8% in EMEA and 13.9% in Asia and Australia.

Our principal business model is generally to license annual, recurring subscriptions for the majority of our Index, Analytics and ESG products and services for a fee due in advance of the service period. Our contracts are typically non-cancellable by the client and non-refundable for the term of the agreement. Fees may vary based on a number of factors including by product or service, number of users or volume of services. Our client contracts do not have a financing component and the consideration received is typically not variable. Furthermore, a portion of our revenues comes from clients who use our indexes as the basis for index-linked investment products, such as ETFs, passively managed funds and separate accounts. These clients commonly pay us a license fee, typically in arrears, primarily based on the AUM in their investment products. We also generate revenues from certain exchanges that use our indexes as the basis for futures and options contracts and pay us a license fee, typically in arrears, primarily based on the volume of trades or number of instruments. In addition, we generate revenues from subscription agreements for the receipt of periodic benchmark reports, digests, market information and other publications. Fees are primarily paid in arrears after the product is delivered, with the exception of the Market Information product which is generally paid in advance.  We also realize one-time fees commonly related to customized reports, historical data sets, certain derivative financial products and certain implementation and consulting services, as well as from particular products and services that are purchased on a non-renewal basis.

In evaluating our financial performance, we focus on revenue and profit growth, including results accounted for under accounting principles generally accepted in the United States (“GAAP”) as well as non-GAAP measures, for the Company as a whole and by operating segment. In addition, we focus on operating metrics, including Run Rate, subscription sales and Retention Rate to manage the business. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our profits into excess cash in the future. Our growth strategy includes: (a) creating broad and innovative research-driven content, (b) expanding our client base and deepening existing client relationships, (c) developing flexible and scalable technology, (d) expanding value-added service offerings and (e) executing strategic relationships and acquisitions.

In the discussion that follows, we provide certain variances excluding the impact of foreign currency exchange rate fluctuations. Foreign currency exchange rate fluctuations reflect the difference between the current period results as reported compared to the current period results recalculated using the foreign currency exchange rates in effect for the comparable prior period. While operating revenues adjusted for the impact of foreign currency fluctuations includes asset-based fees that have been adjusted for the impact of foreign currency fluctuations, the underlying AUM, which is the primary component of asset-based fees, is not adjusted for foreign currency fluctuations. Approximately two-thirds of the AUM are invested in securities denominated in currencies other than the U.S. dollar, and accordingly, any such impact is excluded from the disclosed foreign currency adjusted variances.

The discussion of our results of operations for the three months ended June 30, 2018 and 2017 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

The following table presents the results of operations for the periods indicated:

	Three Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$363,046	$316,089	$46,957	14.9%
Operating expenses:
Cost of revenues	71,368	68,538	2,830	4.1%
Selling and marketing	47,416	41,550	5,866	14.1%
Research and development	19,801	18,196	1,605	8.8%
General and administrative	24,036	21,424	2,612	12.2%
Amortization of intangible assets	19,537	11,122	8,415	75.7%
Depreciation and amortization of property, equipment and leasehold improvements	7,377	9,159	(1,782)	(19.5%)
Total operating expenses	189,535	169,989	19,546	11.5%
Operating income	173,511	146,100	27,411	18.8%
Other expense (income), net	17,188	28,589	(11,401)	(39.9%)
Income before provision for income taxes	156,323	117,511	38,812	33.0%
Provision for income taxes	39,494	36,245	3,249	9.0%
Net income	$116,829	$81,266	$35,563	43.8%

Earnings per basic common share	$1.31	$0.90	$0.41	45.6%

Earnings per diluted common share	$1.28	$0.89	$0.39	43.8%

Operating margin	47.8%	46.2%

Operating Revenues

Our revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group revenues by major product or reportable segment as follows: Index, Analytics and All Other, which includes the ESG and Real Estate product lines.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$266,738	$242,445	$24,293	10.0%
Asset-based fees	87,636	67,230	20,406	30.4%
Non-recurring	8,672	6,414	2,258	35.2%

Total operating revenues	$363,046	$316,089	$46,957	14.9%

Total operating revenues grew 14.9% to $363.0 million for the three months ended June 30, 2018 compared to $316.1 million for the three months ended June 30, 2017. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 14.5% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Revenues from recurring subscriptions increased 10.0% to $266.7 million for the three months ended June 30, 2018 compared to $242.4 million for the three months ended June 30, 2017, primarily driven by growth in Index products, which increased $14.0 million, or 13.2%, and growth in Analytics products, which increased $5.5 million, or 4.9%. Adjusting for the impact of foreign currency exchange rate fluctuations, revenues from recurring subscriptions would have increased 9.7%.

Revenues from asset-based fees increased 30.4% to $87.6 million for the three months ended June 30, 2018 compared to $67.2 million for the three months ended June 30, 2017. The increase in asset-based fees was driven by strong growth across all types of index-linked investment products, including a $13.0 million, or 28.4%, increase in revenue from ETFs linked to MSCI indexes, which was driven by a 30.5% increase in average AUM, partially offset by the impact of a change in product mix.  In addition, revenue from non-ETF passive products grew $7.1 million, or 39.3%, primarily driven by higher AUM and an increased contribution from higher fee products. Revenues from exchange traded futures and options contracts based on MSCI indexes grew $0.3 million, or 9.1%, driven, in part, by an increase in total trading volumes. Adjusting for the impact of foreign currency exchange rate fluctuations, revenues from asset-based fees would have increased 30.3%.

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended(1)
	2017				2018
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
AUM in ETFs linked to MSCI indexes(2), (3)	$555.7	$624.3	$674.3	$744.3	$764.9	$744.7

Sequential Change in Value
Market Appreciation/(Depreciation)	$35.8	$23.6	$32.2	$32.0	$(11.7)	$(19.4)
Cash Inflows	38.5	45.0	17.8	38.0	32.3	(0.8)
Total Change	$74.3	$68.6	$50.0	$70.0	$20.6	$(20.2)

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

(2)	The value of AUM in ETFs linked to MSCI indexes is calculated by multiplying the ETF net asset value by the number of shares outstanding.

(3)        The AUM in ETFs numbers also include AUM in Exchange Traded Notes, the value of which is less than 1.0% of the AUM amounts presented.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average
	2017				2018
(in billions)	March	June	September	December	March	June
AUM in ETFs linked to MSCI indexes	$524.1	$595.0	$654.4	$712.3	$779.5	$776.5

For the three months ended June 30, 2018, the average value of AUM in ETFs linked to MSCI equity indexes was $776.5 billion, up $181.5 billion, or 30.5%, from $595.0 billion for the three months ended June 30, 2017.

Non-recurring revenues increased 35.2% to $8.7 million for the three months ended June 30, 2018, compared to $6.4 million for the three months ended June 30, 2017, primarily driven by growth in Index products, which increased $1.4 million, or 32.5%, and growth in All Other products, which increased $0.6 million, or 70.4%.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$119,626	$105,645	$13,981	13.2%
Asset-based fees	87,636	67,230	20,406	30.4%
Non-recurring	5,672	4,281	1,391	32.5%
Index total	212,934	177,156	35,778	20.2%

Analytics
Recurring subscriptions	117,528	112,061	5,467	4.9%
Non-recurring	1,591	1,306	285	21.8%
Analytics total	119,119	113,367	5,752	5.1%

All Other
Recurring subscriptions	29,584	24,739	4,845	19.6%
Non-recurring	1,409	827	582	70.4%
All Other total	30,993	25,566	5,427	21.2%
Total operating revenues	$363,046	$316,089	$46,957	14.9%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$71,368	$68,538	$2,830	4.1%
Selling and marketing	47,416	41,550	5,866	14.1%
Research and development	19,801	18,196	1,605	8.8%
General and administrative	24,036	21,424	2,612	12.2%
Amortization of intangible assets	19,537	11,122	8,415	75.7%
Depreciation and amortization of property, equipment and leasehold improvements	7,377	9,159	(1,782)	(19.5%)
Total operating expenses	$189,535	$169,989	$19,546	11.5%

Total operating expenses increased 11.5% to $189.5 million for the three months ended June 30, 2018 compared to $170.0 million for the three months ended June 30, 2017. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating expenses would have increased 10.3% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Cost of Revenues

Cost of revenues consists of costs related to the production and servicing of our products and services and primarily includes related information technology costs, including data center, platform and infrastructure costs; costs to acquire, produce and maintain market data information; costs of research to support and maintain existing products; costs of product management teams; costs of client service and consultant teams to support customer needs; as well as other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs. Cost of revenues increased 4.1% to $71.4 million for the three months ended June 30, 2018 compared to $68.5 million for the three months ended June 30, 2017, primarily reflecting increases across the Index and the All Other reporting segments. The change was driven by increases in compensation and benefits costs, reflecting higher severance costs, wages and salaries, and benefits, partially offset by lower incentive compensation, as well as increases in non-compensation costs, primarily relating to professional fees and market data costs, partially offset by lower information technology costs.

Selling and Marketing

Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales force and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations. Selling and marketing expenses increased 14.1% to $47.4 million for the three months ended June 30, 2018 compared to $41.6 million for the three months ended June 30, 2017, primarily reflecting increases across the Index and the All Other reporting segments. The change was driven by an increase in compensation and benefits costs, relating to an increase in incentive compensation, wages and salaries, benefits and severance costs, as well as an increase in non-compensation costs, including marketing costs and occupancy costs.

Research and Development

R&D expenses consist of the costs to develop new or enhance existing products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support associated with these efforts. R&D expenses increased 8.8% to $19.8 million for the three months ended June 30, 2018 compared to $18.2 million for the three months ended June 30, 2017. The increase was driven by higher compensation and benefits costs, primarily reflecting higher investments in the Index segment and Analytics segment.

General and Administrative

G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service. G&A expenses increased 12.2% to $24.0 million for the three months ended June 30, 2018 compared to $21.4 million for the three months ended June 30, 2017, primarily reflecting increases across the Index and the All Other reporting segments. The change was driven by increases in non-compensation costs, primarily relating to non-income taxes, as well as increases in compensation and benefits costs, reflecting higher wages and salaries, partially offset by lower incentive compensation and benefits costs.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$116,109	$107,561	$8,548	7.9%
Non-compensation expenses	46,512	42,147	4,365	10.4%
Amortization of intangible assets	19,537	11,122	8,415	75.7%
Depreciation and amortization of property, equipment and leasehold improvements	7,377	9,159	(1,782)	(19.5%)
Total operating expenses	$189,535	$169,989	$19,546	11.5%

Compensation and benefits costs are our most significant expense and typically represent more than 60% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 3,062 and 2,970 employees as of June 30, 2018 and 2017, respectively, reflecting a 3.1% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of June 30, 2018, 59.8% of our employees were located in emerging market centers compared to 57.3% as of June 30, 2017.

Compensation and benefits costs increased 7.9% to $116.1 million for the three months ended June 30, 2018 compared to $107.6 million for the three months ended June 30, 2017 driven by increases in wages and salaries, incentive compensation, severance costs and benefits.

Non-compensation expenses increased 10.4% to $46.5 million for the three months ended June 30, 2018 compared to $42.1 million for the three months ended June 30, 2017, primarily driven by higher costs relating to other taxes, professional fees, occupancy costs and marketing costs.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and internal capitalized software projects recognized over their estimated useful lives. Amortization of intangible assets expense increased 75.7% to $19.5 million for the three months ended June 30, 2018 compared to $11.1 million for the three months ended June 30, 2017, primarily reflecting a $7.9 million non-cash charge related to the write-off of the IPD tradename used by the Real Estate segment, reflecting the rebranding of the product line as MSCI Real Estate to better leverage and incorporate it into global company initiatives, as well as higher amortization of internal capitalized software projects, partially offset by lower amortization of acquired intangibles.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of furniture & fixtures, computer and related equipment and leasehold improvements over the estimated useful life of the assets. Depreciation and amortization of property, equipment and leasehold improvements decreased 19.5% to $7.4 million for the three months ended June 30, 2018 compared to $9.2 million for the three months ended June 30, 2017. The decrease was primarily the result of certain data center assets becoming fully depreciated.

Other Expense (Income), Net

Other expense (income), net decreased 39.9% to $17.2 million for the three months ended June 30, 2018 compared to $28.6 million for the three months ended June 30, 2017, primarily reflecting the $10.6 million gain realized from the divestiture of FEA. In addition, higher interest income associated with higher yields on higher cash balances offset higher interest expense associated with higher outstanding debt.

Income Taxes

The provision for income tax expense increased 9.0% to $39.5 million for the three months ended June 30, 2018 compared to $36.2 million for the three months ended June 30, 2017 on higher income before provision for income taxes, offset by a decline in the operating tax rate. The income before provision for income taxes for the three months ended June 30, 2018 included the $10.6 million capital gain realized from the divestiture of FEA that utilized capital losses for which a full valuation allowance was released. These amounts reflect effective tax rates of 25.3% and 30.8% for the three months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate was primarily driven by the impact of Tax Reform and the release of a valuation allowance previously recorded on capital loss carryforwards.

Net Income

As a result of the factors described above, net income for the three months ended June 30, 2018 increased 43.8% to $116.8 million compared to $81.3 million for the three months ended June 30, 2017.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended June 30, 2018 decreased by 1.4% and 0.1%, respectively, compared to the three months ended June 30, 2017. The decreases primarily reflect the impact of share repurchases made pursuant to the 2016 and 2018 Repurchase Programs. The decline in shares included in the calculation of diluted earnings per share was offset by the higher dilution caused by restricted stock units for which the ultimate payout is tied to the achievement of multi-year total shareholder return targets.

Adjusted EBITDA

  “Adjusted EBITDA,” a measure used by management to assess operating performance, is defined as net income before (1) provision for income taxes, (2) other expense (income), net, (3) depreciation and amortization of property, equipment and leasehold improvements, (4) amortization of intangible assets and, at times, (5) certain other transactions or adjustments.

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

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Three Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues	$363,046	$316,089	$46,957	14.9%
Adjusted EBITDA expenses	162,621	149,708	12,913	8.6%
Adjusted EBITDA	$200,425	$166,381	$34,044	20.5%
Adjusted EBITDA margin %	55.2%	52.6%
Operating margin %	47.8%	46.2%

Adjusted EBITDA increased 20.5% to $200.4 million for the three months ended June 30, 2018 compared to $166.4 million for the three months ended June 30, 2017. Adjusted EBITDA margin increased to 55.2% for the three months ended June 30, 2018 compared to 52.6% for the three months ended June 30, 2017. The improvement in margin reflects a higher rate of growth in operating revenues, primarily attributable to strong operating results within the Index segment, as compared to the rate of growth of Adjusted EBITDA expenses.

As a result of the adoption of ASU 2017-07, the Company has restated its Adjusted EBITDA and Adjusted EBITDA expenses to exclude $0.1 million and $0.3 million of non-service related pension costs for the three and six months ended June 30, 2017, respectively. Such amounts were reclassified from “Operating Expenses” to “Other expense (income)”.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended
	June 30,
	2018	2017
	(in thousands)
Index Adjusted EBITDA	$157,516	$129,519
Analytics Adjusted EBITDA	36,327	31,805
All Other Adjusted EBITDA	6,582	5,057
Consolidated Adjusted EBITDA	200,425	166,381
Amortization of intangible assets	19,537	11,122
Depreciation and amortization of property, equipment and leasehold improvements	7,377	9,159
Operating income	173,511	146,100
Other expense (income), net	17,188	28,589
Provision for income taxes	39,494	36,245
Net income	$116,829	$81,266

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended
	June 30,
	2018	2017
	(in thousands)
Index Adjusted EBITDA expenses	$55,418	$47,637
Analytics Adjusted EBITDA expenses	82,792	81,562
All Other Adjusted EBITDA expenses	24,411	20,509
Consolidated Adjusted EBITDA expenses	162,621	149,708
Amortization of intangible assets	19,537	11,122
Depreciation and amortization of property, equipment and leasehold improvements	7,377	9,159
Total operating expenses	$189,535	$169,989

The discussion of the segment results for the three months ended June 30, 2018 and 2017 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$119,626	$105,645	$13,981	13.2%
Asset-based fees	87,636	67,230	20,406	30.4%
Non-recurring	5,672	4,281	1,391	32.5%
Operating revenues total	212,934	177,156	35,778	20.2%
Adjusted EBITDA expenses	55,418	47,637	7,781	16.3%
Adjusted EBITDA	$157,516	$129,519	$27,997	21.6%
Adjusted EBITDA margin %	74.0%	73.1%

Revenues related to Index products increased 20.2% to $212.9 million for the three months ended June 30, 2018 compared to $177.2 million for the three months ended June 30, 2017.

Recurring subscriptions were up 13.2% to $119.6 million for the three months ended June 30, 2018 compared to $105.6 million for the three months ended June 30, 2017. The increase was driven by growth in core products and strong growth in factor and ESG indexes and custom and specialized index products.

Revenues from asset-based fees increased 30.4% to $87.6 million for the three months ended June 30, 2018 compared to $67.2 million for the three months ended June 30, 2017. The increase in asset-based fees was driven by strong growth across all types of index-linked investment products, including a $13.0 million, or 28.4%, increase in revenue from ETFs linked to MSCI indexes, which was driven by a 30.5% increase in average AUM, partially offset by the impact of a change in product mix. In addition, revenue from non-ETF passive products grew $7.1 million, or 39.3%, primarily driven by higher AUM and an increased contribution from higher fee products. Revenues from exchange traded futures and options contracts based on MSCI indexes grew $0.3 million, or 9.1%, driven, in part, by an increase in total trading volumes.

Non-recurring revenues were $5.7 million and $4.3 million for the three months ended June 30, 2018 and 2017, respectively.

Index segment Adjusted EBITDA expenses increased 16.3% to $55.4 million for the three months ended June 30, 2018 compared to $47.6 million for the three months ended June 30, 2017, reflecting higher expenses across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 15.1% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$117,528	$112,061	$5,467	4.9%
Non-recurring	1,591	1,306	285	21.8%
Operating revenues total	119,119	113,367	5,752	5.1%
Adjusted EBITDA expenses	82,792	81,562	1,230	1.5%
Adjusted EBITDA	$36,327	$31,805	$4,522	14.2%
Adjusted EBITDA margin %	30.5%	28.1%

Analytics segment revenues increased 5.1% to $119.1 million for the three months ended June 30, 2018 compared to $113.4 million for the three months ended June 30, 2017, primarily driven by growth in both Equity and Multi-Asset Class Analytics products and the timing of client implementations. Adjusting for foreign currency exchange rate fluctuations, Analytics segment revenues would have increased 4.9% for the three months ended June 30, 2018.

Analytics segment Adjusted EBITDA expenses increased 1.5% to $82.8 million for the three months ended June 30, 2018 compared to $81.6 million for the three months ended June 30, 2017, primarily driven by higher research and development expenses. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 0.5% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Three Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$29,584	$24,739	$4,845	19.6%
Non-recurring	1,409	827	582	70.4%
Operating revenues total	30,993	25,566	5,427	21.2%
Adjusted EBITDA expenses	24,411	20,509	3,902	19.0%
Adjusted EBITDA	$6,582	$5,057	$1,525	30.2%
Adjusted EBITDA margin %	21.2%	19.8%

All Other segment revenues increased 21.2% to $31.0 million for the three months ended June 30, 2018 compared to $25.6 million for the three months ended June 30, 2017. The increase in All Other revenues was driven by a $3.6 million, or 26.2%, increase in ESG revenues to $17.3 million, and a $1.8 million, or 15.5%, increase in Real Estate revenues to $13.7 million. The increase in ESG revenues was driven by strong growth in ESG Ratings product revenues, which benefited from increased investments. The increase in Real Estate revenues was primarily driven by higher revenues from Portfolio Analysis Service products and Market Information products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG revenues would have increased 25.8% and All Other operating revenues would have increased 18.3% while Real Estate revenues would have increased 9.5% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

All Other segment Adjusted EBITDA expenses increased 19.0% to $24.4 million for the three months ended June 30, 2018 compared to $20.5 million for the three months ended June 30, 2017, driven by higher expenses attributable to both ESG and Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 17.3% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following table presents the results of operations for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$714,362	$617,296	$97,066	15.7%
Operating expenses:
Cost of revenues	142,672	136,001	6,671	4.9%
Selling and marketing	93,825	84,522	9,303	11.0%
Research and development	40,508	37,166	3,342	9.0%
General and administrative	50,223	42,405	7,818	18.4%
Amortization of intangible assets	30,875	22,373	8,502	38.0%
Depreciation and amortization of property, equipment and leasehold improvements	15,582	17,997	(2,415)	(13.4%)
Total operating expenses	373,685	340,464	33,221	9.8%
Operating income	340,677	276,832	63,845	23.1%
Other expense (income), net	44,916	57,696	(12,780)	(22.2%)
Income from continuing operations before provision for income taxes	295,761	219,136	76,625	35.0%
Provision for income taxes	63,840	64,919	(1,079)	(1.7%)
Net income	$231,921	$154,217	$77,704	50.4%

Earnings per basic common share	$2.59	$1.70	$0.89	52.4%

Earnings per diluted common share	$2.52	$1.68	$0.84	50.0%

Operating margin	47.7%	44.8%

The following table presents operating revenues by type for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$527,554	$480,544	$47,010	9.8%
Asset-based fees	173,119	124,738	48,381	38.8%
Non-recurring	13,689	12,014	1,675	13.9%

Total operating revenues	$714,362	$617,296	$97,066	15.7%

Total operating revenues grew 15.7% to $714.4 million for the six months ended June 30, 2018 compared to $617.3 million for the six months ended June 30, 2017. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 15.3% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Revenues from recurring subscriptions increased 9.8% to $527.6 million for the six months ended June 30, 2018 compared to $480.5 million for the six months ended June 30, 2017, primarily driven by growth in Index products, which increased $25.0 million, or 12.0%, and growth in Analytics products, which increased $12.4 million, or 5.6%. Adjusting for the impact of foreign currency exchange rate fluctuations, revenues from recurring subscriptions would have increased 9.2%.

Revenues from asset-based fees increased 38.8% to $173.1 million for the six months ended June 30, 2018 compared to $124.7 million for the six months ended June 30, 2017.  The increase in asset-based fees was driven by strong growth across all types of index-linked investment products, including a $31.9 million, or 37.1%, increase in revenue from ETFs linked to MSCI indexes, which was driven by a 39.0% increase in average AUM, partially offset by the impact of a change in product mix. In addition, revenue from non-ETF passive products grew $14.5 million, or 44.1%, driven by higher AUM and an increased contribution from higher fee products. Revenues from exchange traded futures and options contracts based on MSCI indexes grew $2.1 million, or 33.9%, driven, in part, by an increase in total trading volumes. Adjusting for the impact of foreign currency exchange rate fluctuations, revenues from asset-based fees would have increased 38.7%.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the year-to-date periods indicated:

	Year-to-Date Average
	2017				2018
	March	June	September	December	March	June
AUM in ETFs linked to MSCI indexes	$524.1	$559.5	$591.1	$621.4	$779.5	$778.0

For the six months ended June 30, 2018, the average value of AUM in ETFs linked to MSCI equity indexes was $778.0 billion, up $218.5 billion, or 39.0%, from $559.5 billion for the six months ended June 30, 2017.

Non-recurring revenues increased 13.9% to $13.7 million for the six months ended June 30, 2018 compared to $12.0 million for the six months ended June 30, 2017, primarily driven by growth in Index products, which increased $0.9 million, or 10.8%, and growth in All Other products, which increased $0.9 million, or 60.9%.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$232,831	$207,823	$25,008	12.0%
Asset-based fees	173,119	124,738	48,381	38.8%
Non-recurring	8,898	8,030	868	10.8%
Index total	414,848	340,591	74,257	21.8%

Analytics
Recurring subscriptions	235,772	223,330	12,442	5.6%
Non-recurring	2,334	2,457	(123)	(5.0%)
Analytics total	238,106	225,787	12,319	5.5%

All Other
Recurring subscriptions	58,951	49,391	9,560	19.4%
Non-recurring	2,457	1,527	930	60.9%
All Other total	61,408	50,918	10,490	20.6%
Total operating revenues	$714,362	$617,296	$97,066	15.7%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

The following table presents operating expenses by activity category for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$142,672	$136,001	$6,671	4.9%
Selling and marketing	93,825	84,522	9,303	11.0%
Research and development	40,508	37,166	3,342	9.0%
General and administrative	50,223	42,405	7,818	18.4%
Amortization of intangible assets	30,875	22,373	8,502	38.0%
Depreciation and amortization of property, equipment and leasehold improvements	15,582	17,997	(2,415)	(13.4%)
Total operating expenses	$373,685	$340,464	$33,221	9.8%

Total operating expenses increased 9.8% to $373.7 million for the six months ended June 30, 2018 compared to $340.5 million for the six months ended June 30, 2017. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating expenses would have increased 7.5% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Cost of Revenues

Cost of revenues increased 4.9% to $142.7 million for the six months ended June 30, 2018 compared to $136.0 million for the six months ended June 30, 2017, reflecting increases across all reporting segments. The change was driven by increases in compensation and benefits costs, reflecting higher wages and salaries, benefits, severance costs and incentive compensation, as well as increases in non-compensation costs primarily relating to higher market data costs, occupancy costs and professional fees.

Selling and Marketing

Selling and marketing expenses increased 11.0% to $93.8 million for the six months ended June 30, 2018 compared to $84.5 million for the six months ended June 30, 2017, reflecting increases across all reporting segments. The change was driven by increases in compensation and benefits costs, relating to higher incentive compensation, wages and salaries and benefits, as well as increases in non-compensation costs including marketing costs, occupancy costs and travel and entertainment.

Research and Development

R&D expenses increased by 9.0% to $40.5 million for the six months ended June 30, 2018 compared to $37.2 million for the six months ended June 30, 2017. The increase was driven by higher compensation and benefits costs, primarily reflecting higher investments in the Index segment and Analytics segment.

General and Administrative

G&A expenses increased 18.4% to $50.2 million for the six months ended June 30, 2018 compared to $42.4 million for the six months ended June 30, 2017, reflecting increases across all reporting segments. The change was driven by increases in non-compensation costs primarily relating to non-income taxes, miscellaneous and professional fees as well as increases in compensation and benefits costs, primarily due to higher wages and salaries and incentive compensation.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$234,606	$216,532	$18,074	8.3%
Non-compensation expenses	92,622	83,562	9,060	10.8%
Amortization of intangible assets	30,875	22,373	8,502	38.0%
Depreciation and amortization of property, equipment and leasehold improvements	15,582	17,997	(2,415)	(13.4%)
Total operating expenses	$373,685	$340,464	$33,221	9.8%

Compensation and benefits costs increased 8.3% to $234.6 million for the six months ended June 30, 2018 compared to $216.5 million for the six months ended June 30, 2017, primarily due to higher wages and salaries, incentive compensation and benefits.

Non-compensation expenses increased 10.8% to $92.6 million for the six months ended June 30, 2018 compared to $83.6 million for the six months ended June 30, 2017, primarily driven by higher costs relating to other taxes, occupancy costs, market data costs, professional fees and miscellaneous fees.

Amortization of Intangible Assets

Amortization of intangible assets expense decreased 38.0% to $30.9 million for the six months ended June 30, 2018 compared to $22.4 million for the six months ended June 30, 2017, primarily reflecting a $7.9 million non-cash charge related to the write-off of the IPD tradename used by the Real Estate segment, as well as higher amortization of internal capitalized software projects, partially offset by lower amortization of acquired intangibles.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements decreased 13.4% to $15.6 million for the six months ended June 30, 2018 compared to $18.0 million for the six months ended June 30, 2017.  The decrease was primarily the result of certain data center assets becoming fully depreciated.

Other Expense (Income), Net

Other expense (income), net increased 22.2% to $44.9 million for the six months ended June 30, 2018 compared to $57.7 million for the six months ended June 30, 2017, primarily reflecting the $10.6 million gain realized from the divestiture of FEA. In addition, higher interest income associated with higher yields on higher cash balances offset higher interest expense associated with higher outstanding debt.

Income Taxes

The provision for income tax expense decreased 1.7% to $63.8 million for the six months ended June 30, 2018 compared to $64.9 million for the six months ended June 30, 2017, primarily resulting from a decline in the operating tax rate, offset in part by higher income before provision for income taxes. The income before provision for income taxes for the six months ended June 30, 2018 included the $10.6 million capital gain realized from the divestiture of FEA for which a deferred tax asset on capital loss carryforwards was utilized, against which a full valuation allowance had been recorded, resulting in a tax-free transaction. These amounts reflect effective tax rates of 21.6% and 29.6% for the six months ended June 30, 2018 and 2017, respectively.

The effective tax rate of 21.6% for the six months ended June 30, 2018 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $8.5 million that decreased the Company’s effective tax rate by 1.5 percentage points.  For the six months ended June 30, 2018, these discrete items included $8.2 million of excess tax benefits related to stock-based compensation and a $1.6 million net adjustment benefit relating to the adjustment resulting from the Company’s provisional accounting for the effects of Tax Reform. See Note 2, “Recent Accounting Standards Updates,” of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for more information regarding the excess tax benefits related to the adoption of ASU 2016-09.

Net Income

As a result of the factors described above, net income for the six months ended June 30, 2018 increased 50.4% to $231.9 million compared to $154.2 million for the six months ended June 30, 2017.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic earnings per share for the six months ended June 30, 2018 decreased by 1.1% compared to the six months ended June 30, 2017. The decrease primarily reflects the impact of share repurchases made pursuant to the 2016 and 2018 Repurchase Programs.

The weighted average shares outstanding used to calculate diluted earnings per share for the six months ended June 30, 2018 increased by 0.5% compared to the six months ended June 30, 2017. The increase primarily reflects the higher dilution caused by restricted stock units for which the ultimate payout is tied to the achievement of multi-year total shareholder return targets, partially offset by the impact of share repurchases made pursuant to the 2016 and 2018 Repurchase Programs.

Adjusted EBITDA

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues	$714,362	$617,296	$97,066	15.7%
Adjusted EBITDA expenses	327,228	300,094	27,134	9.0%
Adjusted EBITDA	$387,134	$317,202	$69,932	22.0%
Adjusted EBITDA margin %	54.2%	51.4%
Operating margin %	47.7%	44.8%

Adjusted EBITDA increased 22.0% to $387.1 million for the six months ended June 30, 2018 compared to $317.2 million for the six months ended June 30, 2017. Adjusted EBITDA margin increased to 54.2% for the six months ended June 30, 2018 compared to 51.4% for the six months ended June 30, 2017. The improvement in margin reflects higher rate of growth in operating revenues, primarily attributable to higher asset-based fees within the Index segment, as compared to the rate of growth of Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Index Adjusted EBITDA	$303,446	$245,196
Analytics Adjusted EBITDA	69,920	61,405
All Other Adjusted EBITDA	13,768	10,601
Consolidated Adjusted EBITDA	387,134	317,202
Amortization of intangible assets	30,875	22,373
Depreciation and amortization of property, equipment and leasehold improvements	15,582	17,997
Operating income	340,677	276,832
Other expense (income), net	44,916	57,696
Provision for income taxes	63,840	64,919
Net income	$231,921	$154,217

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Index Adjusted EBITDA expenses	$111,402	$95,395
Analytics Adjusted EBITDA expenses	168,186	164,382
All Other Adjusted EBITDA expenses	47,640	40,317
Consolidated Adjusted EBITDA expenses	327,228	300,094
Amortization of intangible assets	30,875	22,373
Depreciation and amortization of property, equipment and leasehold improvements	15,582	17,997
Total operating expenses	$373,685	$340,464

The discussion of our segment results for the six months ended June 30, 2018 and 2017 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$232,831	$207,823	$25,008	12.0%
Asset-based fees	173,119	124,738	48,381	38.8%
Non-recurring	8,898	8,030	868	10.8%
Operating revenues total	414,848	340,591	74,257	21.8%
Adjusted EBITDA expenses	111,402	95,395	16,007	16.8%
Adjusted EBITDA	$303,446	$245,196	$58,250	23.8%
Adjusted EBITDA margin %	73.1%	72.0%

Revenues related to Index products increased 21.8% to $414.8 million for the six months ended June 30, 2018 compared to $340.6 million for the six months ended June 30, 2017.

Recurring subscriptions increased 12.0% to $232.8 million for the six months ended June 30, 2018 compared to $207.8 million for the six months ended June 30, 2017. The increase was driven by growth in core products and strong growth in factor and ESG indexes and custom and specialized index products.

Revenues from asset-based fees increased 38.8% to $173.1 million for the six months ended June 30, 2018 compared to $124.7 million for the six months ended June 30, 2017.  The increase in asset-based fees was driven by strong growth across all types of index-linked investment products, including a $31.9 million, or 37.1%, increase in revenue from ETFs linked to MSCI indexes, which was driven by a 39.0% increase in average AUM, partially offset by the impact of a change in product mix. In addition, revenue from non-ETF passive products grew $14.5 million, or 44.1%, primarily driven by higher AUM and an increased contribution from higher fee products. Revenues from exchange traded futures and options contracts based on MSCI indexes grew $2.1 million, or 33.9%, driven, in part, by an increase in total trading volumes.

Non-recurring revenues increased 10.8% to $8.9 million for the six months ended June 30, 2018 compared to $8.0 million for the six months ended June 30, 2017.

Index segment Adjusted EBITDA expenses increased 16.8% to $111.4 million for the six months ended June 30, 2018 compared to $95.4 million for the six months ended June 30, 2017, reflecting higher expenses across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 14.2% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$235,772	$223,330	$12,442	5.6%
Non-recurring	2,334	2,457	(123)	(5.0%)
Operating revenues total	238,106	225,787	12,319	5.5%
Adjusted EBITDA expenses	168,186	164,382	3,804	2.3%
Adjusted EBITDA	$69,920	$61,405	$8,515	13.9%
Adjusted EBITDA margin %	29.4%	27.2%

Analytics segment revenues increased 5.5% to $238.1 million for the six months ended June 30, 2018 compared to $225.8 million for the six months ended June 30, 2017, primarily driven by growth in both Equity and Multi-Asset Class Analytics products and the timing of client implementations. Adjusting for foreign currency exchange rate fluctuations, Analytics segment revenues would have increased 5.3% for the six months ended June 30, 2018.

Analytics segment Adjusted EBITDA expenses increased 2.3% to $168.2 million for the six months ended June 30, 2018 compared to $164.4 million for the six months ended June 30, 2017, reflecting higher expenses across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 0.3% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$58,951	$49,391	$9,560	19.4%
Non-recurring	2,457	1,527	930	60.9%
Operating revenues total	61,408	50,918	10,490	20.6%
Adjusted EBITDA expenses	47,640	40,317	7,323	18.2%
Adjusted EBITDA	$13,768	$10,601	$3,167	29.9%
Adjusted EBITDA margin %	22.4%	20.8%

All Other segment revenues increased 20.6% to $61.4 million for the six months ended June 30, 2018 compared to $50.9 million for the six months ended June 30, 2017. The increase in All Other revenues was driven by a $7.5 million, or 28.5%, increase in ESG revenues to $33.7 million, and a $3.0 million, or 12.2% increase in Real Estate revenues to $27.7 million. The increase in ESG revenues was driven by strong growth in ESG Ratings product revenues, which benefited from increased investments. The increase in Real Estate revenues was driven by higher revenues from Portfolio Analysis Service and Market Information products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG revenues would have increased 28.2% and All Other operating revenues would have increased 16.5% while Real Estate revenues would have increased 4.1% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

All Other segment Adjusted EBITDA expenses increased 18.2% to $47.6 million for the six months ended June 30, 2018 compared to $40.3 million for the six months ended June 30, 2017, driven by higher expenses attributable to both ESG and Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 14.6% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Run Rate

“Run Rate” estimates at a particular point in time the annualized value of the recurring revenues under our client license agreements (“Client Contracts”) for the next 12 months, assuming all Client Contracts that come up for renewal are renewed and assuming then-current currency exchange rates, subject to the adjustments and exclusions described below.  For any Client Contract where fees are linked to an investment product’s assets or trading volume/fees, the Run Rate calculation reflects, for ETFs, the market value on the last trading day of the period, for futures and options, the most recent quarterly volumes and/or reported exchange fees, and for other non-ETF products, the most recent client-reported assets. Run Rate does not include fees associated with “one-time” and other non-recurring transactions.  In addition, we add to Run Rate the annualized fee value of recurring new sales, whether to existing or new clients, when we execute Client Contracts, even though the license start date, and associated revenue recognition, may not be effective until a later date.  We remove from Run Rate the annualized fee value associated with products or services under any Client Contract with respect to which we have received a notice of termination or non-renewal during the period and have determined that such notice evidences the client’s final decision to terminate or not renew the applicable products or services, even though such notice is not effective until a later date.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign exchange rates; and
•	the impact of acquisitions and dispositions.

The following table presents the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
	June 30,	June 30,	March 31,	Year-Over-Year	Sequential
	2018	2017	2018	Comparison	Comparison
	(in thousands)
Index:
Recurring subscriptions	$478,421	$428,367	$462,097	11.7%	3.5%
Asset-based fees	327,299	269,595	332,240	21.4%	(1.5%)
Index total	805,720	697,962	794,337	15.4%	1.4%

Analytics	489,979	465,339	494,779	5.3%	(1.0%)

All Other	116,021	97,057	114,015	19.5%	1.8%

Total Run Rate	$1,411,720	$1,260,358	$1,403,131	12.0%	0.6%

Recurring subscriptions total	$1,084,421	$990,763	$1,070,891	9.5%	1.3%
Asset-based fees	327,299	269,595	332,240	21.4%	(1.5%)
Total Run Rate	$1,411,720	$1,260,358	$1,403,131	12.0%	0.6%

Total Run Rate grew 12.0% to $1,411.7 million at June 30, 2018 compared to $1,260.4 million at June 30, 2017. Recurring subscriptions Run Rate grew 9.5% to $1,084.4 million at June 30, 2018 compared to $990.8 million at June 30, 2017.  Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 9.3% at June 30, 2018.

Run Rate from asset-based fees increased 21.4% to $327.3 million at June 30, 2018 from $269.6 million at June 30, 2017, primarily driven by higher AUM in ETFs linked to MSCI indexes, as well as increases in non-ETF passive funds and futures and options contracts, also linked to MSCI indexes. As of June 30, 2018, the value of AUM in ETFs linked to MSCI indexes was $744.7 billion, up $120.4 billion, or 19.3%, from $624.3 billion as of June 30, 2017. The increase of $120.4 billion consisted of net inflows of $87.4 billion and market appreciation of $33.0 billion. Partially offsetting the impact of the increase in AUM in ETFs linked to MSCI indexes was a change in product mix, which was the primary driver of a decline in average basis point fees to 2.96 at June 30, 2018 from 3.07 a year ago.

Index recurring subscriptions Run Rate grew 11.7% to $478.4 million at June 30, 2018 compared to $428.4 million at June 30, 2017, driven by growth in core products, factor and ESG indexes, custom and specialized index products and strong growth in the wealth management, asset owners, banking and trading and hedge fund client segments.

Run Rate from Analytics products increased 5.3% to $490.0 million at June 30, 2018 compared to $465.3 million at June 30, 2017, primarily driven by growth in both Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 5.0% at June 30, 2018.

Run Rate from All Other products increased 19.5% to $116.0 million at June 30, 2018 compared to $97.1 million at June 30, 2017. The $19.0 million increase was primarily driven by a $15.9 million, or 28.7%, increase in ESG Run Rate to $71.5 million, and a $3.0 million, or 7.3%, increase in Real Estate Run Rate to $44.5 million. The increase in ESG Run Rate was primarily driven by strong growth in ESG Ratings products and an increase in ESG Screening products. The increase in Real Estate Run Rate was primarily driven by growth in Market Information and Portfolio Analysis Service products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG Run Rate would have increased 28.3%, Real Estate Run Rate would have increased 6.7%, and All Other Run Rate would have increased 19.1% at June 30, 2018 compared to June 30, 2017.

Subscription Sales

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended
	June 30,	June 30,	March 31,	Year Over	Sequential
	2018	2017	2018	Year Comparison	Comparison
	(in thousands)
New recurring subscription sales
Index	$20,906	$13,636	$15,195	53.3%	37.6%
Analytics	17,395	12,050	11,356	44.4%	53.2%
All Other	6,678	5,456	5,468	22.4%	22.1%
New recurring subscription sales total	44,979	31,142	32,019	44.4%	40.5%

Subscription cancellations
Index	(4,577)	(3,045)	(4,115)	50.3%	11.2%
Analytics	(9,452)	(6,940)	(8,578)	36.2%	10.2%
All Other	(1,384)	(2,030)	(1,531)	(31.8%)	(9.6%)
Subscription cancellations total	(15,413)	(12,015)	(14,224)	28.3%	8.4%

Net new recurring subscription sales
Index	16,329	10,591	11,080	54.2%	47.4%
Analytics	7,943	5,110	2,778	55.4%	185.9%
All Other	5,294	3,426	3,937	54.5%	34.5%
Net new recurring subscription sales total	29,566	19,127	17,795	54.6%	66.1%

Non-recurring sales
Index	5,328	4,555	3,459	17.0%	54.0%
Analytics	2,425	1,609	1,346	50.7%	80.2%
All Other	909	958	694	(5.1%)	31.0%
Non-recurring sales total	8,662	7,122	5,499	21.6%	57.5%

Gross sales
Index	$26,234	$18,191	$18,654	44.2%	40.6%
Analytics	19,820	13,659	12,702	45.1%	56.0%
All Other	7,587	6,414	6,162	18.3%	23.1%
Total gross sales	$53,641	$38,264	$37,518	40.2%	43.0%

Net sales
Index	$21,657	$15,146	$14,539	43.0%	49.0%
Analytics	10,368	6,719	4,124	54.3%	151.4%
All Other	6,203	4,384	4,631	41.5%	33.9%
Total net sales	$38,228	$26,249	$23,294	45.6%	64.1%

Retention Rate

The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Index	95.9%	97.0%	96.1%	96.9%
Analytics	92.1%	93.9%	92.6%	93.6%
All Other	94.9%	90.8%	94.6%	91.6%

Total	94.1%	94.9%	94.4%	94.8%

Retention Rate for a period is calculated by annualizing the cancellations for which we have received a notice of termination or for which we believe there is an intention not to renew during the period, and we believe that such notice or intention evidences the client’s final decision to terminate or not renew the applicable agreement, even though such notice is not effective until a later date.  This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Retention Rate for the period.

Retention Rate is computed by segment on a product/service-by-product/service basis.  In general, if a client reduces the number of products or services to which it subscribes within a segment, or switches between products or services within a segment, we treat it as a cancellation for reporting purposes, except in the case of a product or service switch that management considers to be a replacement product or service.  In those replacement cases, only the net change to the client subscription, if a decrease, is reported as a cancel.  In the Analytics and the ESG segments, substantially all product or service switches are treated as replacement products or services and netted in this manner, while in our Index and Real Estate segments, product or service switches that are treated as replacement products or services and receive netting treatment occur only in certain limited instances.  In addition, we treat any reduction in fees resulting from a down-sale of the same product or service as a cancellation to the extent of the reduction.

This definition of Retention Rate has been revised to describe our methodology for calculating cancellations. We believe this methodology has been applied in all material respects in calculating cancellation rates reported in the prior periods covered in our Form 10-K for the year ended December 31, 2017 and in our Form 10-Q for the quarter ended March 31, 2018, and accordingly, we do not believe changes to previously reported cancellation rates are required. Beginning in the three months ended June 30, 2018, “Aggregate Retention Rate” is referred to as “Retention Rate.”

In our product lines, Retention Rate is generally higher during the first three fiscal quarters and lower in the fourth fiscal quarter, as the fourth fiscal quarter is traditionally the largest renewal period in the year.

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

Senior Notes and Credit Agreement

We have issued an aggregate of $2.6 billion in senior unsecured notes (collectively, the “Senior Notes”) in the four discrete private offerings described below.

On November 20, 2014, we completed the 2024 Senior Notes offering of $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2024. We used the net proceeds from the offering of the 2024 Senior Notes, together with cash on hand, to repay in full our outstanding term loan indebtedness of $794.8 million.

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

On May 18, 2018, we completed the 2027 Senior Notes offering of $500.0 million aggregate principal amount of 5.375% senior unsecured notes due 2027. The $495.0 million of net proceeds from the offering of the 2027 Senior Notes were allocated for general corporate purposes, including, without limitation, buybacks of our common stock and potential acquisitions.

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

The 2025 Senior Notes are scheduled to mature and be paid in full on August 15, 2025. At any time prior to August 15, 2020, we may redeem all or part of the 2025 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, we may redeem all or part of the 2025 Senior Notes, together with accrued and unpaid interest, on or after August 15, 2020, at redemption prices set forth in the indenture governing our 2025 Senior Notes. At any time prior to August 15, 2018, we may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2025 Senior Notes, including any permitted additional notes, at a redemption price equal to 105.75% of the principal amount plus accrued and unpaid interest, if any, to the redemption date.

The 2026 Senior Notes are scheduled to mature and be paid in full on August 1, 2026. At any time prior to August 1, 2021, we may redeem all or part of the 2026 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, we may redeem all or part of the 2026 Senior Notes, together with accrued and unpaid interest, on or after August 1, 2021, at redemption prices set forth in the indenture governing the 2026 Senior Notes. At any time prior to August 1, 2019, we may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2026 Senior Notes, including any permitted additional notes, at a redemption price equal to 104.75% of the principal amount plus accrued and unpaid interest, if any, to the redemption date.

The 2027 Senior Notes are scheduled to mature and be paid in full on May 15, 2027. At any time prior to May 15, 2022, we may redeem all or part of the 2027 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, we may redeem all or part of the 2027 Senior Notes, together with accrued and unpaid interest, on or after May 15, 2022, at redemption prices set forth in the indenture governing the 2027 Senior Notes. At any time prior to May 15, 2021, we may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2027 Senior Notes, including any permitted additional notes, at a redemption price equal to 105.375% of the principal amount plus accrued and unpaid interest, if any, to the redemption date.

Interest payments attributable to the 2024 Senior Notes and 2027 Senior Notes are due on May 15th and November 15th of each year. Interest payments attributable to the 2025 Senior Notes are due on February 15th and August 15th of each year. Interest payments attributable to the 2026 Senior Notes are due on February 1st and August 1st of each year. The first interest payment attributable to the 2027 Senior Notes will occur on November 15, 2018.

On November 20, 2014, we entered into a $200.0 million senior unsecured revolving credit agreement (as amended, the “Revolving Credit Agreement”) with a syndicate of banks. The Revolving Credit Agreement had an initial term of five years with an option to extend for two additional one-year terms. On August 4, 2016, we entered into Amendment No. 1 (the “First Amendment”) to the Revolving Credit Agreement. The First Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $220.0 million, (ii) increased the maximum consolidated leverage ratio and (iii) extended the initial term to August 2021 with an option to extend for an additional one-year term. On May 15, 2018, we entered into Amendment No. 2 (the “Second Amendment”) to the Revolving Credit Agreement. The Second Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $250.0 million, (ii) extended the term to May 2023 with an option to extend for an additional one-year term and (iii) decreased the applicable rate and applicable fee rate for loans and commitments. At June 30, 2018, the Revolving Credit Agreement was undrawn.

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of June 30, 2018, our Consolidated Leverage Ratio was 3.3:1.00 and our Consolidated Interest Coverage Ratio was 6.9:1.00. There have been no amounts drawn under the Revolving Credit Facility since its November 20, 2014 inception.

Our non-guarantor subsidiaries under the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $724.7 million, or 52.8%, of our total revenue for the trailing 12 months ended June 30, 2018, approximately $220.4 million, or 34.2%, of our consolidated operating income for the trailing 12 months ended June 30, 2018, and approximately $987.4 million, or 26.1%, of our consolidated total assets (excluding intercompany assets) and $404.0 million, or 11.7%, of our consolidated total liabilities, in each case as of June 30, 2018.

Share Repurchases

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Six Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
June 30, 2018	$145.42	1,535	$223,243
June 30, 2017	$86.98	1,468	$127,735

As of June 30, 2018, there was $1,509.8 million of available authorization remaining under the 2018 Repurchase Program.

Cash Dividend

On July 31, 2018, the Board of Directors declared a cash dividend of $0.58 per share for third quarter 2018. This reflects an increase of 52.6% over the cash dividend declared for second quarter 2018. The third quarter 2018 dividend is payable on August 31, 2018 to shareholders of record as of the close of trading on August 17, 2018.

Cash Flows

	As of
	June 30,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$1,367,596	$889,502

Cash and cash equivalents were $1,367.6 million and $889.5 million as of June 30, 2018 and December 31, 2017, respectively. We seek to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes. As of June 30, 2018 and December 31, 2017, $554.9 million and $503.0 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. As a result of Tax Reform, we can now more efficiently access a significant portion of our cash held outside of the U.S. in the short-term without being subject to U.S. income taxes. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. The increase in cash and cash equivalents held by foreign subsidiaries primarily reflects ongoing efforts to better align our tax profile with our global operating footprint. The global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purpose or other needs, including acquisitions or expansion of our products.

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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$295,762	$159,232
Net cash provided by (used in)investing activities	7,933	(15,893)
Net cash provided by (used in)financing activities	178,358	(190,624)
Effect of exchange rate changes	(3,959)	6,032
Net increase (decrease) in cash	$478,094	$(41,253)

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $295.8 million and $159.2 million for the six months ended June 30, 2018 and 2017, respectively. The year-over-year increase was primarily driven by higher cash collections, partially offset by higher payments of cash expenses and higher income tax payments.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash provided by investing activities was $7.9 million for the six months ended June 30, 2018 compared to cash used in investing activities of $15.9 million for the six months ended June 30, 2017. The year-over-year increase was primarily driven by the proceeds from the divestiture of FEA.

Cash Flows From Financing Activities

Cash provided by financing activities was $178.4 million for the six months ended June 30, 2018 compared to cash used in financing activities of $190.6 million for the six months ended June 30, 2017. The year-over-year increase primarily reflects the impact of our 2027 Senior Notes offering in May 2018, partially offset by higher repurchases of treasury shares.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the six months ended June 30, 2018 and 2017, 13.2% and 14.8%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 13.2% of non-U.S. dollar exposure for the six months ended June 30, 2018, 42.2% was in Euros, 28.4% was in Japanese yen and 17.2% was in British pounds sterling. Of the 14.8% of non-U.S. dollar exposure for the six months ended June 30, 2017, 38.1% was in Euros, 30.0% was in British pounds sterling and 24.8% was in Japanese yen.

Revenues from index-linked investment products represented 24.2% and 20.2% of operating revenues for the six months ended June 30, 2018 and 2017, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 41.4% and 36.9% of our operating expenses for the six months ended June 30, 2018 and 2017, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Euros, Hong Kong dollars, Swiss francs and Mexican pesos.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency, a portion of which may be designated as hedging instruments for accounting purposes and a portion of which are not designated as such. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $0.1 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2018, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2018 and 2017 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended June 30, 2018.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1
(April 1, 2018-April 30, 2018)	901,520	$148.53	901,150	$530,893,000

Month #2
(May 1, 2018-May 31, 2018)	144,785	$148.48	141,816	$1,509,845,000

Month #3
(June 1, 2018-June 30, 2018)	128	$166.29	—	$1,509,845,000

Total	1,046,433	$148.53	1,042,966	$1,509,845,000

(1)

Includes (i) shares purchased by the Company on the open market under the 2016 and 2018 Repurchase Programs; (ii) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units; (iii) shares withheld to satisfy tax withholding obligations and exercise price on behalf of employees that occur upon exercise and delivery of outstanding shares underlying stock options; and (iv) shares held in treasury under the MSCI Inc. Non-Employee Directors Deferral Plan. The value of the shares withheld was determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.

(2)	See Note 8, “Shareholders’ Equity” of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding our stock repurchase programs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index is presented below.

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED JUNE 30, 2018

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

4.1

Indenture, dated as of May 18, 2018, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 18, 2018 and incorporated by reference herein)

4.2

Form of Note for MSCI Inc. 5.375% Senior Notes due May 15, 2027 (filed as Exhibit 4.2 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 18, 2018 and incorporated by reference herein)

10.1

Amendment No. 2 to the Revolving Credit Agreement, dated as of May 18, 2018, among MSCI Inc., each of the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 18, 2018 and incorporated by reference herein)

11

Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*	15.1	Letter of awareness from PricewaterhouseCoopers LLP, dated August 3, 2018, concerning unaudited interim financial information

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2018

MSCI INC. (Registrant)

By:	/s/ Kathleen A. Winters
Kathleen A. Winters Chief Financial Officer and Treasurer (Principal Financial Officer)