Form 10-Q
period 2018-09-30
MSCI Inc.
filed 2018-11-02
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2018, there were 88,032,852 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

You can access information about MSCI Inc.’s corporate governance at http://ir.msci.com/corporate-governance.cfm, including copies of the following:

•	Charters for MSCI Inc.’s Audit Committee, Compensation & Talent Management Committee, Nominating and Corporate Governance Committee and Strategy and Finance Committee;
•	Corporate Governance Policies;
•	Procedures for Submission of Ethical or Accounting Related Complaints; and
•	Code of Ethics and Business Conduct.

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,398,398	$889,502
Accounts receivable (net of allowances of $1,700 and $1,700 at September 30, 2018 and December 31, 2017, respectively)	378,705	327,597
Prepaid income taxes	21,276	15,103
Prepaid and other assets	39,972	34,927
Assets held-for-sale	18,995	—
Total current assets	1,857,346	1,267,129
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $178,618 and $171,280 at September 30, 2018 and December 31, 2017, respectively)	82,745	94,437
Goodwill	1,547,002	1,560,621
Intangible assets (net of accumulated amortization of $530,760 and $507,612 at September 30, 2018 and December 31, 2017, respectively)	287,445	321,836
Deferred tax assets	11,860	12,013
Other non-current assets	20,007	19,632
Total assets	$3,806,405	$3,275,668

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,200	$1,612
Income taxes payable	9,581	14,828
Accrued compensation and related benefits	109,823	131,156
Other accrued liabilities	106,328	85,710
Deferred revenue	441,884	374,365
Liabilities held-for-sale	5,234	—
Total current liabilities	675,050	607,671
Long-term debt	2,574,616	2,078,093
Deferred taxes	70,629	78,027
Other non-current liabilities	107,669	110,865
Total liabilities	3,427,964	2,874,656

Commitments and Contingencies (see Note 7 and Note 8)

Shareholders' equity:
Preferred stock (par value $0.01, 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 130,002,538 and 129,543,856 common shares issued and 88,593,329 and 90,104,885 common shares outstanding at September 30, 2018 and December 31, 2017, respectively)	1,300	1,295
Treasury shares, at cost (41,409,209 and 39,438,971 common shares held at September 30, 2018 and December 31, 2017, respectively)	(2,615,827)	(2,321,989)
Additional paid in capital	1,295,450	1,264,849
Retained earnings	1,755,727	1,505,204
Accumulated other comprehensive loss	(58,209)	(48,347)
Total shareholders' equity	378,441	401,012
Total liabilities and shareholders' equity	$3,806,405	$3,275,668

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)
Operating revenues	$357,934	$322,097	$1,072,296	$939,393

Operating expenses:
Cost of revenues	70,906	68,433	213,578	204,434
Selling and marketing	46,149	44,873	139,974	129,395
Research and development	20,591	17,974	61,099	55,140
General and administrative	24,751	22,079	74,974	64,484
Amortization of intangible assets	11,681	10,614	42,556	32,987
Depreciation and amortization of property, equipment and leasehold improvements	7,453	9,325	23,035	27,322
Total operating expenses	181,531	173,298	555,216	513,762

Operating income	176,403	148,799	517,080	425,631

Interest income	(6,522)	(1,835)	(13,573)	(4,077)
Interest expense	35,902	29,020	97,223	87,071
Other expense (income)	177	811	(9,177)	2,698

Other expense (income), net	29,557	27,996	74,473	85,692

Income before provision for income taxes	146,846	120,803	442,607	339,939
Provision for income taxes	23,014	35,650	86,854	100,569
Net income	$123,832	$85,153	$355,753	$239,370

Earnings per basic common share	$1.39	$0.94	$3.98	$2.65

Earnings per diluted common share	$1.36	$0.93	$3.87	$2.61

Weighted average shares outstanding used in computing earnings per share
Basic	88,796	90,112	89,323	90,406
Diluted	91,372	91,868	91,843	91,731

Dividend declared per common share	$0.58	$0.38	$1.34	$0.94

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)
Net income	$123,832	$85,153	$355,753	$239,370
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,338)	3,458	(11,860)	11,362
Income tax effect	—	—	—	—
Foreign currency translation adjustments, net	(3,338)	3,458	(11,860)	11,362

Pension and other post-retirement adjustments	22	(69)	116	(343)
Income tax effect	(10)	(106)	(55)	(366)
Pension and other post-retirement adjustments, net	12	(175)	61	(709)

Net investment hedge adjustments	—	—	1,937	—
Income tax effect	—	—	—	—
Net investment hedge adjustments, net	—	—	1,937	—
Other comprehensive (loss) income, net of tax	(3,326)	3,283	(9,862)	10,653
Comprehensive income	$120,506	$88,436	$345,891	$250,023

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
	(unaudited)
Cash flows from operating activities
Net income	$355,753	$239,370
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	42,556	32,987
Stock-based compensation expense	27,942	27,668
Depreciation and amortization of property, equipment and leasehold improvements	23,035	27,322
Amortization of debt origination fees	2,730	2,547
Deferred taxes	(9,110)	(11,452)
Gain on divestitures, net of costs	(12,055)	—
Other non-cash adjustments	357	294
Changes in assets and liabilities:
Accounts receivable	(60,250)	(87,168)
Prepaid income taxes	(6,229)	4,605
Prepaid and other assets	(3,756)	(7,132)
Accounts payable	605	1,806
Accrued compensation and related benefits	(18,806)	(19,074)
Income taxes payable	(9,562)	—
Other accrued liabilities	21,157	756
Deferred revenue	89,730	38,932
Other	(4,510)	9,544
Net cash provided by operating activities	439,587	261,005

Cash flows from investing activities
Capital expenditures	(13,069)	(17,440)
Capitalized software development costs	(13,115)	(10,777)
Proceeds from the sale of capital equipment	10	—
Proceeds from divestitures	21,010	—
Proceeds from sale of investments	—	771
Net cash used in investing activities	(5,164)	(27,446)

Cash flows from financing activities
Proceeds from exercise of stock options	365	1,781
Repurchase of treasury shares	(292,970)	(150,350)
Payment of dividends	(120,533)	(85,306)
Proceeds from borrowings	500,000	—
Payment of debt issuance costs	(6,262)	—
Net cash provided by (used in) financing activities	80,600	(233,875)

Effect of exchange rate changes	(6,127)	7,497

Net increase in cash	508,896	7,181
Cash and cash equivalent, beginning of period	889,502	791,834

Cash and cash equivalent, end of period	$1,398,398	$799,015

Supplemental disclosure of cash flow information:
Cash paid for interest	$91,503	$91,264
Cash paid for income taxes	$110,197	$100,161

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements accrued, but not yet paid	$3,777	$3,501

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$889	$900

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

MSCI Inc., together with its wholly-owned subsidiaries (the “Company” or “MSCI”), provides mission-critical investment decision support tools, including indexes; portfolio construction and risk management products and services; Environmental, Social and Governance (“ESG”) research and ratings; and real estate research, reporting and benchmarking offerings.  MSCI’s research-derived intellectual property includes methodologies, models, derived data and algorithms (collectively, “content”), as well as applications and services, which help its clients manage their investment processes and address their investment, risk and regulatory challenges.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI Inc. and its subsidiaries and include all adjustments of a normal, recurring nature, except assets and liabilities held-for-sale associated with Investor Force Holdings, Inc. (“InvestorForce”), necessary to state fairly the financial condition as of September 30, 2018 and December 31, 2017, the results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. The unaudited condensed consolidated statement of financial condition and related financial statement information as of December 31, 2017 have been derived from the 2017 audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2017.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Concentrations

For the nine months ended September 30, 2018 and 2017, BlackRock, Inc. accounted for 12.2% and 11.1% of the Company’s consolidated operating revenues, respectively. For the nine months ended September 30, 2018 and 2017, BlackRock, Inc. accounted for 20.7% and 19.6% of the Index segment operating revenues, respectively. No single customer represented 10.0% or more of revenues within the Analytics and All Other segments for the nine months ended September 30, 2018 and 2017.

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

In March 2016, the FASB issued Accounting Standards Update 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net).” In April 2016, the FASB issued Accounting Standards Update 2016-10, “Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued Accounting Standards Update 2016-12, “Narrow-Scope Improvements and Practical Expedients.” In December 2016, the FASB issued Accounting Standards Update No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These updates provide supplemental adoption guidance and clarification to ASU 2014-09, and were required to be adopted concurrently. The Company adopted the new revenue standard as of January 1, 2018 using the Modified Retrospective Approach. See Note 3, “Revenue Recognition,” for further information regarding revenue recognition.

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

In July 2018, the FASB issued Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases,” or ASU 2018-10, and Accounting Standards Update No. 2018-11, “Targeted Improvements,” or ASU 2018-11. The amendments in ASU 2018-10 include how an entity should perform the lease classification reassessment, a clarification that a change in a reference index or rate upon which some or all of the variable lease payments in the contract are based does not constitute the resolution of a contingency and a clarification as to whether to recognize a transition adjustment in earnings rather than through equity when an entity initially applies Topic 842 retrospectively to each prior reporting period. The amendments in ASU 2018-11 address comparative reporting requirements for initial adoption as well as separating lease and non-lease components in a contract and allocating the consideration in the contract to the separate components. ASU 2018-11 provides another transition method in addition to the existing transition method by allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also provides a practical expedient for lessors to elect, by class of underlying asset, to not separate non-lease components from the associated lease component, similar to the expedient provided for lessees.

The Company has reached a decision as to what system it will use to manage the accounting for leases, determined the contracts that would be considered leases under the new guidance and is currently in the process of implementing the system and establishing the appropriate controls and procedures. The Company will adopt the new lease standard as of January 1, 2019 using the optional transition method provided under ASU 2018-11 and is continuing to evaluate the potential impact that ASU 2016-02, ASU 2018-10 and ASU 2018-11 will have on its condensed consolidated financial statements.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” or ASU 2017-01. The amendments in ASU 2017-01 provide a screen to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Under ASU 2017-01, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 also narrows the definition of outputs by more closely aligning it with how outputs are described in Topic 606. The adoption of ASU 2017-01 did not have a material effect on the Company’s condensed consolidated financial statements.

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

In February 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” or ASU 2017-07. The FASB issued ASU 2017-07 in order to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. ASU 2017-07 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017. Entities should apply these amendments retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. As a result of the adoption of ASU 2017-07, the Company has restated the Condensed Consolidated Statement of Income for the three months ended September 30, 2017 and the nine months ended September 30, 2017 by reclassifying $0.1 million and $0.4 million, respectively, of non-service related pension costs from “Operating Expenses” to “Other expense (income).”

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act (“Tax Reform”).  Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, registrants are required to record in their financial statements their reasonable estimates of the impact of Tax Reform that can be determined at the time they issue their financial statements, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.  SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the impact of Tax Reform for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the impact of Tax Reform where accounting is not complete, but that a reasonable estimate has been determined; and (3) that a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with the law in effect prior to the enactment of Tax Reform.  The Company adopted SAB 118 in the year ended December 31, 2017 and has made the relevant disclosures herein.  See Note 9, “Income Taxes,” for additional information.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” or ASU 2018-07. The FASB issued ASU 2018-07 in order to align the accounting for share-based payment awards issued to non-employees with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2018-07 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40),” or ASU 2018-15, to help entities evaluate the accounting for costs of implementation activities incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for deferring implementation costs incurred in a cloud computing arrangement that is a service contract with those incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the potential impact that ASU 2018-15 will have on its condensed consolidated financial statements.

In August 2018, the SEC issued release number 33-10532, “Disclosure Update and Simplification,” to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The amendments in this release are effective for annual reporting periods, including interim periods within those periods, beginning after November 5, 2018. As a result of the amendments, the Company will be required to, among other things, present, in the form of a reconciliation either as a separate statement or in the footnotes in interim and annual periods, an analysis of changes in each caption of stockholders’ equity and non-controlling interests, which will need to be accompanied by dividends per share and in the aggregate for its common shares outstanding.

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

MSCI also charges clients to use its indexes as the basis for index-linked investment products, such as ETFs, passively managed funds and separate accounts. These clients commonly pay MSCI a license fee, typically in arrears, primarily based on the assets under management (“AUM”) in their investment products. These fees are variable and fall within the sales and usage-based royalty exception.

Certain exchanges use MSCI’s indexes as the basis for futures and options contracts and pay MSCI a license fee, typically in arrears, primarily based on the volume of trades or number of instruments. These fees are variable and fall within the sales and usage-based royalty exception.

Clients of MSCI’s Real Estate products subscribe to periodic benchmark reports, digests, market information and other publications. Fees are primarily paid in arrears after the product is delivered, with the exception of the Market Information product the fees for which are generally paid in advance.

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

For products within MSCI’s Analytics segment, MSCI’s performance obligations include providing access to its proprietary models or hosted applications and, in some cases, delivery of managed services, which are all satisfied over time, and accordingly, revenue is recognized ratably over the term of the agreement. For implementation services, MSCI meets its performance obligation once the service is complete and is available for the client to use and revenue is recognized at the point in time in which the completion has occurred. With respect to software licenses for the Company’s energy and commodity analytics products, MSCI’s performance obligation is partially satisfied and revenue recognized at the point in time when the software’s code key is delivered to the customer, which, based upon a fair value assessment, represents approximately 82.0% of the contract value. MSCI’s remaining performance obligations are the post contractual support services and revenue is recognized evenly over the course of the license term, which, based on a fair value assessment, represents approximately 18.0% of the value of the software. On April 9, 2018, MSCI completed its divestiture of Financial Engineering Associates, Inc. (“FEA”), its energy and commodity analytics product line. See Note 11, “Divestitures,” for further details.

For products within the All Other segment, MSCI’s performance obligations under the Company’s ESG products are satisfied over time for the majority of the data subscriptions as MSCI provides and updates the data to the customer throughout the term of the agreement and revenue is recognized ratably over the term of the agreement. For custom ESG research data, the performance obligation is complete, and revenue is recognized, at the point in time that the data is updated and available to the customer. With respect to the Company’s Real Estate products, MSCI primarily satisfies its performance obligations, and revenue is recognized, at the point in time when the Company delivers reports or publications or events are completed. For certain sponsorships, where clients pay us for the right to have their logo on certain of our products, the performance obligation is satisfied, and revenue is recognized, over the term of the agreements.  For Market Information products, publications are delivered throughout the year, and the revenue is recognized over time.

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

For services where the transaction price is variable based upon AUM, volume of trades or number of investments linked to MSCI’s indexes, the transaction price is based upon pricing models and is not allocated at the inception of the contract but rather falls within the sales and usage-based royalty exception under which the price and associated revenue are based upon actual known performance or best estimates of actual performance during the performance period.

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

Determining when control has transferred can sometimes require management’s judgement (e.g., implementation services), which could affect the timing of revenue recognition. The Company has determined that the above methods provide a faithful depiction of the transfer of control of goods or services to the customer.

MSCI has elected the Modified Retrospective Approach and, as such, applied the new revenue standard only to contracts that were not completed at the January 1, 2018 adoption date and did not adjust prior reporting periods.

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

The impact of adopting the new revenue standard on the Company’s Unaudited Condensed Consolidated Statement of Income through the date of September 30, 2018 is as follows (in thousands):

	For the Three Months ended September 30, 2018
Selected line items	As reported	Impact of Change	Without Adoption of ASC 606
Statement of Income
Operating revenues	$357,934	$(1,052)	$356,882
Operating income	$176,403	$(1,052)	$175,351
Income before provision for income taxes	$146,846	$(1,052)	$145,794
Provision for income taxes	$23,014	$(210)	$22,804
Net income	$123,832	$(842)	$122,990
Earnings per basic common share	$1.39	$(0.01)	$1.38
Earnings per diluted common share	$1.36	$(0.01)	$1.35

	For the Nine Months ended September 30, 2018
Selected line items	As reported	Impact of Change	Without Adoption of ASC 606
Statement of Income
Operating revenues	$1,072,296	$(5,502)	$1,066,794
Operating income	$517,080	$(5,502)	$511,578
Income before provision for income taxes	$442,607	$(5,502)	$437,105
Provision for income taxes	$86,854	$(1,100)	$85,754
Net income	$355,753	$(4,402)	$351,351
Earnings per basic common share	$3.98	$(0.05)	$3.93
Earnings per diluted common share	$3.87	$(0.05)	$3.82

The impact of adopting the new revenue standard on the Company’s Unaudited Statement of Financial Condition through the date of September 30, 2018 is as follows (in thousands):

	September 30, 2018
Selected line items	As reported	Impact of Change	Without Adoption of ASC 606
Statement of Financial Condition
Accounts receivable	$378,705	$(62,968)	$315,737
Income taxes payable	$9,581	$(5,414)	$4,167
Other accrued liabilities	$106,328	$(2,166)	$104,162
Deferred revenue	$441,884	$(34,851)	$407,033
Retained earnings	$1,755,727	$(20,537)	$1,735,190

The table that follows presents the disaggregated revenues for the periods indicated (in thousands):

	For the Three Months ended September 30, 2018
	Segments
	Index	Analytics	All Other	Total
Product Types
Recurring subscriptions	$121,285	$118,857	$27,234	$267,376
Asset-based fees	82,007	—	—	82,007
Non-recurring	6,902	1,041	608	8,551
Total	$210,194	$119,898	$27,842	$357,934

	For the Nine Months ended September 30, 2018
	Segments
	Index	Analytics	All Other	Total
Product Types
Recurring subscriptions	$354,116	$354,629	$86,185	$794,930
Asset-based fees	255,126	—	—	255,126
Non-recurring	15,800	3,375	3,065	22,240
Total	$625,042	$358,004	$89,250	$1,072,296

MSCI’s policy for the majority of its subscription services is to bill in advance of services being provided and before the service period has begun. Under ASC 606, both the cash received and/or the amount billed in advance of the service period or the services being provided is presented as deferred revenue. Contract assets are services provided in advance of the payment due and are typically recorded as unbilled revenue. Since MSCI’s contracts are non-refundable and non-cancellable by the client, MSCI has an unconditional right to receive the cash for services and products provided in advance of billing and therefore such contracts are classified as “Accounts receivable” on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition.  This represents a change from past practice as a receivable was not recorded until the subscription period began and, as such, the adoption of ASC 606 resulted in a significant increase to both “Accounts receivable” and “Deferred revenue” with no change to net assets.

	September 30, 2018
	Accounts receivable	Deferred revenue
Opening (1/1/2018)	$473,400	$494,591
Closing (09/30/2018)	378,705	441,884
Increase/(decrease)	$(94,695)	$(52,707)

The amount of revenue recognized in the period that was included in the opening current deferred revenue, which reflects the contract liability amounts, was $420.7 million. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in the amortization of deferred revenue to operating revenues, partially offset by an increase in billings. MSCI had an insignificant long-term deferred revenue balance as of September 30, 2018 reflected as a part of “Other non-current liabilities” on its Unaudited Condensed Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has chosen to use the practical expedient available under the new revenue standard and, as such, has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year is $420.5 million, which is expected to be recognized as follows:

•	Approximately $237.9 million of the remaining performance obligations over the next 12-month period;
•	Approximately $123.0 million of the remaining performance obligations over the second 12-month period;
•	Approximately $45.0 million of the remaining performance obligations over the third 12-month period; and
•	Approximately $14.6 million of the remaining performance obligations in the periods thereafter.

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(in thousands, except per share data)
Net income	$123,832	$85,153	$355,753	$239,370

Basic weighted average common shares outstanding	88,796	90,112	89,323	90,406
Effect of dilutive securities:
Stock options and restricted stock units	2,576	1,756	2,520	1,325
Diluted weighted average common shares outstanding	91,372	91,868	91,843	91,731

Earnings per basic common share	$1.39	$0.94	$3.98	$2.65

Earnings per diluted common share	$1.36	$0.93	$3.87	$2.61

5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at September 30, 2018 and December 31, 2017 consisted of the following:

	As of
	September 30,	December 31,
	2018	2017
	(in thousands)
Computer & related equipment	$196,322	$200,592
Furniture & fixtures	10,447	10,591
Leasehold improvements	50,866	51,128
Work-in-process	3,728	3,406
Subtotal	261,363	265,717
Accumulated depreciation and amortization	(178,618)	(171,280)
Property, equipment and leasehold improvements, net (1)	$82,745	$94,437

(1) A portion of the change reflects the reclassification of property, equipment and leasehold improvements, net associated with InvestorForce as a component of “Assets held-for-sale” in the Unaudited Condensed Consolidated Statement of Financial Condition. See Note 11, “Divestitures” for further information regarding the classification of the assets and liabilities associated with InvestorForce.

Depreciation and amortization expense of property, equipment and leasehold improvements was $7.5 million and $9.3 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $23.0 million and $27.3 million for the nine months ended September 30, 2018 and 2017, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics		All Other (1)	Total
Goodwill at December 31, 2017	$1,205,400	$302,611		$52,610	$1,560,621
Changes to goodwill	—	(11,635)	(2)	—	(11,635)
Foreign exchange translation adjustment	(1,228)	—		(756)	(1,984)
Goodwill at September 30, 2018	$1,204,172	$290,976		$51,854	$1,547,002

(1)The goodwill in All Other at September 30, 2018, consisted of $31.6 million in the ESG segment and $20.3 million in the Real Estate segment and at December 31, 2017 consisted of $31.6 million in the ESG segment and $21.0 million in the Real Estate segment.

(2)Reflects the $2.9 million impact of the FEA divestiture and the reclassification of $8.7 million of goodwill associated with InvestorForce as a component of “Assets held-for-sale” in the Unaudited Condensed Consolidated Statement of Financial Condition. See Note 11, “Divestitures” for further information regarding the classification of the assets and liabilities associated with InvestorForce.

The Company completed its annual goodwill impairment test as of July 1, 2018 on its four reporting units, which are the same as its four operating segments, and no impairments were noted. The Company performed a step zero, qualitative impairment test on its four operating segments and determined that it was more likely than not that the fair value for each was not less than the carrying value.

Intangible Assets

Amortization expense related to intangible assets for both the three months ended September 30, 2018 and 2017 was $11.7 million and $10.6 million, respectively. The amortization expense of acquired intangible assets for both the three months ended September 30, 2018 and 2017 was $9.0 million and $9.3 million, respectively. The amortization expense of internally developed capitalized software for both the three months ended September 30, 2018 and 2017 was $2.7 million and $1.3 million, respectively.

Amortization expense related to intangible assets for both the nine months ended September 30, 2018 and 2017 was $42.6 million and $33.0 million, respectively. The amortization expense of acquired intangible assets for both the nine months ended September 30, 2018 and 2017 was $35.2 million and $29.9 million, respectively. The amortization expense of internally developed capitalized software for both the nine months ended September 30, 2018 and 2017 was $7.4 million and $3.1 million, respectively.

During the nine months ended September 30, 2018, management decided to discontinue the use of the IPD tradename utilized by the Real Estate segment and has rebranded the segment to MSCI Real Estate. As a result, the remaining unamortized value of $7.9 million was written off.

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets were as follows:

	As of
	September 30,	December 31,
	2018	2017
	(in thousands)
Gross intangible assets:
Customer relationships(1)	$356,699	$361,199
Trademarks/trade names(1)	208,320	223,382
Technology/software(1), (2)	233,109	225,407
Proprietary data	28,627	28,627
Subtotal	826,755	838,615
Foreign exchange translation adjustment	(8,550)	(9,167)
Total gross intangible assets	$818,205	$829,448
Accumulated amortization:
Customer relationships(1)	$(204,417)	$(189,100)
Trademarks/trade names(1)	(120,600)	(116,691)
Technology/software(1), (2)	(195,978)	(193,095)
Proprietary data	(11,753)	(10,352)
Subtotal	(532,748)	(509,238)
Foreign exchange translation adjustment	1,988	1,626
Total accumulated amortization	$(530,760)	$(507,612)
Net intangible assets:
Customer relationships(1)	$152,282	$172,099
Trademarks/trade names(1)	87,720	106,691
Technology/software(1), (2)	37,131	32,312
Proprietary data	16,874	18,275
Subtotal	294,007	329,377
Foreign exchange translation adjustment	(6,562)	(7,541)
Total net intangible assets	$287,445	$321,836

(1) A portion of the change reflects the impact of the reclassification of the assets associated with InvestorForce as a component of “Assets held-for-sale” in the Unaudited Condensed Consolidated Statement of Financial Condition. See Note 11, “Divestitures” for further information regarding the classification of the assets and liabilities associated with InvestorForce.

(2) A portion of the change reflects the impact of the FEA divestiture. See Note 11, “Divestitures” for further information regarding the FEA divestiture.

The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2018 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder 2018	$11,787
2019	46,467
2020	44,663
2021	40,443
2022	35,498
Thereafter	108,587
Total	$287,445

7. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancellable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the three months ended September 30, 2018 and 2017 was $6.0 million and $6.1 million, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 was $18.8 million and $18.0 million, respectively.

Senior Notes. The Company has issued an aggregate of $2.6 billion in senior unsecured notes (collectively, the “Senior Notes”) in the four discrete private offerings presented in the following table:

		Principal amount outstanding at	Carrying value at	Carrying value at	Fair Value at	Fair Value at
	Maturity Date	September 30, 2018	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in thousands)
Long-term debt
5.25% senior unsecured notes due 2024	November 15, 2024	$800,000	$792,760	$791,880	$822,680	$847,064
5.75% senior unsecured notes due 2025	August 15, 2025	800,000	792,754	791,967	839,824	858,848
4.75% senior unsecured notes due 2026	August 1, 2026	500,000	494,749	494,246	497,290	525,185
5.375% senior unsecured notes due 2027	May 15, 2027	500,000	494,353	-	511,650	-
Total debt		$2,600,000	$2,574,616	$2,078,093	$2,671,444	$2,231,097

The fair market value of the Company’s debt obligations is determined in accordance with accounting standards related to the determination of fair value and represents Level 2 valuations, which are based on one or more quoted prices in markets that are not considered to be active or for which all significant inputs are observable, either directly or indirectly. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

The $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “2024 Senior Notes”) are scheduled to mature and be paid in full on November 15, 2024. At any time prior to November 15, 2019, the Company may redeem all or part of the 2024 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2024 Senior Notes, together with accrued and unpaid interest, on or after November 15, 2019, at redemption prices set forth in the indenture governing the 2024 Senior Notes.

The $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2025 (the “2025 Senior Notes”) are scheduled to mature and be paid in full on August 15, 2025. At any time prior to August 15, 2020, the Company may redeem all or part of the 2025 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2025 Senior Notes, together with accrued and unpaid interest, on or after August 15, 2020, at redemption prices set forth in the indenture governing the 2025 Senior Notes.

The $500.0 million aggregate principal amount of 4.75% senior unsecured notes due 2026 (the “2026 Senior Notes”) are scheduled to mature and be paid in full on August 1, 2026. At any time prior to August 1, 2021, the Company may redeem all or part of the 2026 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2026 Senior Notes, together with accrued and unpaid interest, on or after August 1, 2021, at redemption prices set forth in the indenture governing the 2026 Senior Notes. At any time prior to August 1, 2019, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2026 Senior Notes, including any permitted additional notes, at a redemption price equal to 104.75% of the principal amount plus accrued and unpaid interest, if any, to the redemption date.

On May 18, 2018, the Company completed its private offering of $500.0 million aggregate principal amount of 5.375% senior unsecured notes due 2027 (the “2027 Senior Notes”) reflected in the table above. The $495.0 million of net proceeds from the offering of the 2027 Senior Notes were allocated for general corporate purposes, including, without limitation, buybacks of the Company’s common stock and potential acquisitions.

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

Interest payments attributable to the 2024 Senior Notes and 2027 Senior Notes are due on May 15th and November 15th of each year. Interest payments attributable to the 2025 Senior Notes are due on February 15th and August 15th of each year. Interest payments attributable to the 2026 Senior Notes are due on February 1st and August 1st of each year. The first interest payment attributable to the 2027 Senior Notes will be made on November 15, 2018.

Revolver. On November 20, 2014, the Company entered into a $200.0 million senior unsecured revolving credit agreement (as amended, the “Revolving Credit Agreement”) with a syndicate of banks. The Revolving Credit Agreement had an initial term of five years with an option to extend for two additional one-year terms. On August 4, 2016, the Company entered into Amendment No. 1 (the “First Amendment”) to the Revolving Credit Agreement. The First Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $220.0 million, (ii) increased the maximum consolidated leverage ratio and (iii) extended the initial term to August 2021 with an option to extend for an additional one-year term. On May 15, 2018, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Revolving Credit Agreement. The Second Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $250.0 million, (ii) extended the term to May 2023 with an option to extend for an additional one-year term and (iii) decreased the applicable rate and applicable fee rate for loans and commitments. At September 30, 2018, the Revolving Credit Agreement was undrawn.

In connection with the closings of the Senior Notes offerings and entry into the Revolving Credit Agreement and the First and Second Amendments, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At September 30, 2018, $27.3 million of the deferred financing fees remain unamortized, $0.4 million of which is included in “Prepaid and other assets,” $1.5 million of which is included in “Other non-current assets” and $25.4 million of which is grouped and presented as part of “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

8. SHAREHOLDERS’ EQUITY

Return of capital.

On October 26, 2016, the Board of Directors approved a stock repurchase program for the purchase of up to $750.0 million worth of shares of the Company’s common stock (together with the amount then remaining under a previously existing share repurchase program, the “2016 Repurchase Program”).

On May 1, 2018, the Board of Directors authorized an additional stock repurchase program for the purchase of up to $1.0 billion worth of shares of the Company’s common stock (together with the $523.1 million of authorization then remaining under the 2016 Repurchase Program, the “2018 Repurchase Program”). Share repurchases made pursuant to the 2018 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of September 30, 2018, there was $1,464.2 million of available authorization remaining under the 2018 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Nine Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
September 30, 2018	$149.82	1,794	$268,850
September 30, 2017	$87.95	1,556	$136,850

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share amounts)	Per Share	Declared	Distributed	Deferred
2018
Three Months Ended March 31,	$0.38	$34,848	$34,900	$(52)
Three Months Ended June 30,	0.38	34,254	33,935	319
Three Months Ended September 30,	0.58	52,264	51,764	500

Total	$1.34	$121,366	$120,599	$767

2017
Three Months Ended March 31,	$0.28	$25,769	$25,500	$269
Three Months Ended June 30,	0.28	25,710	25,444	266
Three Months Ended September 30,	0.38	34,768	34,403	365

Total	$0.94	$86,247	$85,347	$900

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased during the nine months ended September 30, 2018:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance At December 31, 2017	129,543,856	(39,438,971)	90,104,885
Dividend payable/paid	111	(111)	—
Common stock issued and exercise of stock options	409,794	—	409,794
Shares withheld for tax withholding and exercises	—	(162,846)	(162,846)
Shares repurchased under stock repurchase programs	—	(492,175)	(492,175)
Shares issued to directors	—	—	—
Balance At March 31, 2018	129,953,761	(40,094,103)	89,859,658
Dividend payable/paid	117	(117)	—
Common stock issued and exercise of stock options	18,944	—	18,944
Shares withheld for tax withholding and exercises	—	(3,178)	(3,178)
Shares repurchased under stock repurchase programs	—	(1,042,966)	(1,042,966)
Shares issued to directors	6,059	(5,618)	441
Balance At June 30, 2018	129,978,881	(41,145,982)	88,832,899
Dividend payable/paid	165	(165)	—
Common stock issued and exercise of stock options	23,492	—	23,492
Shares withheld for tax withholding and exercises	—	(3,705)	(3,705)
Shares repurchased under stock repurchase programs	—	(259,357)	(259,357)
Shares issued to directors	—	—	—
Balance At September 30, 2018	130,002,538	(41,409,209)	88,593,329

9. INCOME TAXES

The Company’s provision for income taxes was $86.9 million and $100.6 million for the nine months ended September 30, 2018 and 2017, respectively. These amounts reflect effective tax rates of 19.6% and 29.6% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the provision for income taxes was primarily driven by a decline in the operating tax rate and the impact of discrete items as discussed below, partially offset by higher income before provision for income taxes.

The effective tax rate of 19.6% for the nine months ended September 30, 2018 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $19.0 million that decreased the Company’s effective tax rate by 3.4 percentage points. For the nine months ended September 30, 2018, these discrete items include $8.8 million of excess tax benefits related to stock-based compensation and $11.8 million related to the release of valuation allowances previously recorded on capital loss carryforwards. The Company recognized $7.8 million of the release of the valuation allowance in the three months ended September 30, 2018 due to the execution of the agreement to sell InvestorForce in July 2018 and $4.0 million of the release of the valuation allowance in April 2018 related to the FEA divestiture.  See Note 11, “Divestitures,” for additional information. The discrete items also include a $1.6 million net adjustment benefit relating to the adjustment resulting from the Company’s provisional accounting for the effects of Tax Reform.

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

The Company’s provisional accounting for the effects of Tax Reform resulted in a net adjustment benefit of $1.6 million in the provision for income taxes for MSCI in the nine months ended September 30, 2018 that primarily related to a change in the estimate of taxes on the amount of historical profits that were previously deemed to be permanently invested overseas. The cumulative accrual for Tax Reform as of September 30, 2018, including the charges recognized in the year ended December 31, 2017 and in the nine months ended September 30, 2018, totaled $32.9 million.

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

The Company is under examination by the IRS and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as India, and states in which the Company has significant operations, such as New York. The tax years currently under examination vary by jurisdiction but include years ranging from 2006 through 2017. As a result of having previously been a member of the Morgan Stanley consolidated group, the Company may have future settlements with Morgan Stanley related to the ultimate disposition of their New York State and New York City examination relating to the tax years 2007 and 2008 and their IRS examination relating to the tax years 2006 through 2008. The Company does not believe it has any material exposure to the New York State and New York City income tax examinations. Additionally, the Company believes it has adequate reserves for any tax issues that may arise out of the IRS examination relating to the tax years 2006 through 2008 and therefore does not believe any related settlement with Morgan Stanley will have a material impact.

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

The following table presents operating revenue by reportable segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Operating revenues
Index	$210,194	$184,594	$625,042	$525,185
Analytics	119,898	114,972	358,004	340,759
All Other	27,842	22,531	89,250	73,449
Total	$357,934	$322,097	$1,072,296	$939,393

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Index Adjusted EBITDA	$154,477	$134,342	$457,923	$379,538
Analytics Adjusted EBITDA	37,046	33,078	106,966	94,483
All Other Adjusted EBITDA	4,014	1,318	17,782	11,919
Total operating segment profitability	195,537	168,738	582,671	485,940
Amortization of intangible assets	11,681	10,614	42,556	32,987
Depreciation and amortization of property, equipment and leasehold improvements	7,453	9,325	23,035	27,322
Operating income	176,403	148,799	517,080	425,631
Other expense (income), net	29,557	27,996	74,473	85,692
Provision for income taxes	23,014	35,650	86,854	100,569
Net income	$123,832	$85,153	$355,753	$239,370

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Revenues
Americas:
United States	$167,415	$159,123	$498,270	$459,958
Other	15,118	11,997	43,529	34,949
Total Americas	182,533	171,120	541,799	494,907

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	52,997	48,878	159,699	143,140
Other	69,602	61,567	218,999	185,655
Total EMEA	122,599	110,445	378,698	328,795

Asia & Australia:
Japan	16,572	13,577	48,941	39,640
Other	36,230	26,955	102,858	76,051
Total Asia & Australia	52,802	40,532	151,799	115,691

Total	$357,934	$322,097	$1,072,296	$939,393

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	September 30,	December 31,
	2018	2017
	(in thousands)
Long-lived assets
Americas:
United States	$1,805,085	$1,847,605
Other	3,507	1,685
Total Americas	1,808,592	1,849,290

EMEA:
United Kingdom	82,004	94,782
Other	18,750	22,394
Total EMEA	100,754	117,176

Asia & Australia:
Japan	318	432
Other	7,528	9,996
Total Asia & Australia	7,846	10,428

Total	$1,917,192	$1,976,894

11. DIVESTITURES

On April 9, 2018, MSCI completed the FEA divestiture for $21.0 million in cash. The sale included $2.9 million of goodwill, $2.7 million of fully amortized identifiable intangible assets, $6.1 million of other net assets and $1.4 million of cash costs, which resulted in a gain of $10.6 million upon the divestiture. FEA was included as a component of the Analytics segment through the date of divestiture. The results of operations from FEA were not material to the Company.

On July 25, 2018, MSCI entered into a definitive agreement to sell InvestorForce for $62.0 million, subject to working capital adjustments and, as a result, the assets and liabilities associated with InvestorForce are reported as “Assets held-for-sale” and “Liabilities held-for-sale,” respectively, in the Unaudited Condensed Consolidated Statement of Financial Condition as of September

30, 2018. On October 12, 2018, the Company completed the InvestorForce divestiture and received $62.8 million in cash and currently estimates that it will realize a pre-tax gain of approximately $47.0 million, each of which may be subject to a final working capital adjustment, and an after-tax gain currently estimated to be approximately $41.0 million as a result of the transaction.

The carrying amounts of the major classes of assets and liabilities of InvestorForce as of September 30, 2018 were as follows:

As of
September 30,
2018
(in thousands)
ASSETS
Accounts receivable	$4,427
Prepaid and other assets	182
Total current assets	4,609

Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $543)	47
Goodwill	8,691
Intangible assets (net of accumulated amortization of $5,068)	4,032
Other non-current assets	24
Deferred tax assets	1,592
Total non-current assets	14,386
Assets held-for-sale	$18,995
LIABILITIES
Accrued compensation and related benefits	$810
Other accrued liabilities	108
Deferred revenue	4,316
Total current liabilities	5,234
Liabilities held-for-sale	$5,234

12. SUBSEQUENT EVENTS

On October 30, 2018, the Board of Directors declared a cash dividend of $0.58 per share for fourth quarter 2018. The fourth quarter 2018 dividend is payable on November 30, 2018 to shareholders of record as of the close of trading on November 16, 2018.

Subsequent to the three months ended September 30, 2018 and through October 31, 2018, the Company repurchased an additional 0.8 million shares of common stock at an average price of $153.92 per share for a total value of $119.6 million.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

Results of Review of Financial Statements

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and its subsidiaries as of September 30, 2018, and the related condensed consolidated statements of income and of comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”).   Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 2, 2018

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

As of September 30, 2018, we had over 7,000 clients across 88 countries. To calculate the number of clients, we use the shipping address of the ultimate customer utilizing the product which counts affiliates, user locations, or business units within a single organization as separate clients. If we aggregate all related clients under their respective parent entity, the number of clients would be over 4,000, as of September 30, 2018. We had offices in 32 cities across 21 countries to help serve our diverse client base, with 50.5% of our revenues coming from clients in the Americas, 35.3% in EMEA and 14.2% in Asia and Australia.

Our principal business model is generally to license annual, recurring subscriptions for the majority of our Index, Analytics and ESG products and services for a fee due in advance of the service period. Our contracts are typically non-cancellable by the client and non-refundable for the term of the agreement. Fees may vary based on a number of factors including by product or service, number of users or volume of services. Our client contracts do not have a financing component and the consideration received is typically not variable. A portion of our revenues comes from clients who use our indexes as the basis for index-linked investment products, such as ETFs, passively managed funds and separate accounts. These clients commonly pay us a license fee, typically in arrears, primarily based on the AUM in their investment products. We also generate revenues from certain exchanges that use our indexes as the basis for futures and options contracts and pay us a license fee, typically in arrears, primarily based on the volume of trades or number of instruments. In addition, we generate revenues from subscription agreements for the receipt of periodic benchmark reports, digests, market information and other publications. Fees are primarily paid in arrears after the product is delivered, with the exception of the Market Information product the fees for which are generally paid in advance.  We also realize one-time fees commonly related to customized reports, historical data sets, certain derivative financial products and certain implementation and consulting services, as well as from particular products and services that are purchased on a non-renewal basis.

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

The discussion of our results of operations for the three months ended September 30, 2018 and 2017 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The following table presents the results of operations for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$357,934	$322,097	$35,837	11.1%
Operating expenses:
Cost of revenues	70,906	68,433	2,473	3.6%
Selling and marketing	46,149	44,873	1,276	2.8%
Research and development	20,591	17,974	2,617	14.6%
General and administrative	24,751	22,079	2,672	12.1%
Amortization of intangible assets	11,681	10,614	1,067	10.1%
Depreciation and amortization of property, equipment and leasehold improvements	7,453	9,325	(1,872)	(20.1%)
Total operating expenses	181,531	173,298	8,233	4.8%
Operating income	176,403	148,799	27,604	18.6%
Other expense (income), net	29,557	27,996	1,561	5.6%
Income before provision for income taxes	146,846	120,803	26,043	21.6%
Provision for income taxes	23,014	35,650	(12,636)	(35.4%)
Net income	$123,832	$85,153	$38,679	45.4%

Earnings per basic common share	$1.39	$0.94	$0.45	47.9%

Earnings per diluted common share	$1.36	$0.93	$0.43	46.2%

Operating margin	49.3%	46.2%

Operating Revenues

Our revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group revenues by major product or reportable segment as follows: Index, Analytics and All Other, which includes the ESG and Real Estate product lines.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$267,376	$243,402	$23,974	9.9%
Asset-based fees	82,007	72,861	9,146	12.6%
Non-recurring	8,551	5,834	2,717	46.6%

Total operating revenues	$357,934	$322,097	$35,837	11.1%

Total operating revenues grew 11.1% to $357.9 million for the three months ended September 30, 2018 compared to $322.1 million for the three months ended September 30, 2017. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 11.2% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Revenues from recurring subscriptions increased 9.9% to $267.4 million for the three months ended September 30, 2018 compared to $243.4 million for the three months ended September 30, 2017, primarily driven by growth in Index products, which increased $13.3 million, or 12.3%, and growth in Analytics products, which increased $5.3 million, or 4.7%. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

Revenues from asset-based fees increased 12.6% to $82.0 million for the three months ended September 30, 2018 compared to $72.9 million for the three months ended September 30, 2017. The increase in asset-based fees was driven by solid growth across all types of index-linked investment products, including a $5.0 million, or 10.0%, increase in revenue from ETFs linked to MSCI indexes, which was driven by a 15.5% increase in average AUM, partially offset by the impact of a change in product mix. In addition, revenue from non-ETF passive products grew $4.0 million, or 20.7%, primarily driven by higher AUM and an increased contribution from higher-fee products. Revenues from exchange traded futures and options contracts based on MSCI indexes grew $0.2 million, or 5.2%, driven, in part, by an increase in total trading volumes. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended(1)
	2017				2018
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
AUM in ETFs linked to MSCI indexes(2), (3)	$555.7	$624.3	$674.3	$744.3	$764.9	$744.7	$765.5

Sequential Change in Value
Market Appreciation/(Depreciation)	$35.8	$23.6	$32.2	$32.0	$(11.7)	$(19.4)	$15.6
Cash Inflows	38.5	45.0	17.8	38.0	32.3	(0.8)	5.2
Total Change	$74.3	$68.6	$50.0	$70.0	$20.6	$(20.2)	$20.8

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

(2)	The value of AUM in ETFs linked to MSCI indexes is calculated by multiplying the ETF net asset value by the number of shares outstanding.

(3)        The AUM in ETFs numbers also include AUM in Exchange Traded Notes, the value of which is less than 1.0% of the AUM amounts presented.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average(1)
	2017				2018
(in billions)	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI indexes	$524.1	$595.0	$654.4	$712.3	$779.5	$776.5	$755.8

Source: Bloomberg and MSCI

(1)          For additional information on AUM amounts presented in this table, please refer to the footnotes in the table presenting AUM in ETFs linked to MSCI indexes for “Period Ended” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations—Operating Revenues.”

 For the three months ended September 30, 2018, the average value of AUM in ETFs linked to MSCI equity indexes was $755.8 billion, up $101.4 billion, or 15.5%, from $654.4 billion for the three months ended September 30, 2017.

Non-recurring revenues increased 46.6% to $8.6 million for the three months ended September 30, 2018, compared to $5.8 million for the three months ended September 30, 2017, primarily driven by growth in Index products, which increased $3.1 million, or 83.1%.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$121,285	$107,963	$13,322	12.3%
Asset-based fees	82,007	72,861	9,146	12.6%
Non-recurring	6,902	3,770	3,132	83.1%
Index total	210,194	184,594	25,600	13.9%

Analytics
Recurring subscriptions	118,857	113,574	5,283	4.7%
Non-recurring	1,041	1,398	(357)	(25.5%)
Analytics total	119,898	114,972	4,926	4.3%

All Other
Recurring subscriptions	27,234	21,865	5,369	24.6%
Non-recurring	608	666	(58)	(8.7%)
All Other total	27,842	22,531	5,311	23.6%
Total operating revenues	$357,934	$322,097	$35,837	11.1%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$70,906	$68,433	$2,473	3.6%
Selling and marketing	46,149	44,873	1,276	2.8%
Research and development	20,591	17,974	2,617	14.6%
General and administrative	24,751	22,079	2,672	12.1%
Amortization of intangible assets	11,681	10,614	1,067	10.1%
Depreciation and amortization of property, equipment and leasehold improvements	7,453	9,325	(1,872)	(20.1%)
Total operating expenses	$181,531	$173,298	$8,233	4.8%

Total operating expenses increased 4.8% to $181.5 million for the three months ended September 30, 2018 compared to $173.3 million for the three months ended September 30, 2017. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating expenses would have increased 6.2% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Cost of Revenues

Cost of revenues consists of costs related to the production and servicing of our products and services and primarily includes related information technology costs, including data center, platform and infrastructure costs; costs to acquire, produce and maintain market data information; costs of research to support and maintain existing products; costs of product management teams; costs of client service and consultant teams to support customer needs; as well as other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs. Cost of revenues increased 3.6% to $70.9 million for the three months ended September 30, 2018 compared to $68.4 million for the three months ended September 30, 2017, primarily reflecting increases across the Index and the All Other reporting segments. The change was driven by increases in non-compensation costs, primarily relating to market data costs, information technology costs and professional fees, as well as increases in compensation and benefits costs, reflecting higher benefits and wages and salaries, partially offset by lower incentive compensation.

Selling and Marketing

Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales force and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations. Selling and marketing expenses increased 2.8% to $46.1 million for the three months ended September 30, 2018 compared to $44.9 million for the three months ended September 30, 2017, primarily reflecting increases across the Index and the All Other reporting segments. The change was driven by an increase in compensation and benefits costs, relating to an increase in incentive compensation, severance costs, wages and salaries and benefits, partially offset by lower non-compensation costs, including bad debt expenses, marketing costs, recruiting costs and information technology costs.

Research and Development

R&D expenses consist of the costs to develop new or enhance existing products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support associated with these efforts. R&D expenses increased 14.6% to $20.6 million for the three months ended September 30, 2018 compared to $18.0 million for the three months ended September 30, 2017. The increase was driven by higher compensation and benefits costs, primarily reflecting higher investments in the Index and Analytics reporting segments.

General and Administrative

G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service. G&A expenses increased 12.1% to $24.8 million for the three months ended September 30, 2018 compared to $22.1 million for the three months ended September 30, 2017, primarily reflecting increases across the Index and the All Other reporting segments. The change was driven by increases in compensation and benefits costs, reflecting higher wages and salaries, incentive compensation, benefits and severance costs, as well as increases in non-compensation costs, primarily relating to professional fees and non-income taxes.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$116,297	$109,184	$7,113	6.5%
Non-compensation expenses	46,100	44,175	1,925	4.4%
Amortization of intangible assets	11,681	10,614	1,067	10.1%
Depreciation and amortization of property, equipment and leasehold improvements	7,453	9,325	(1,872)	(20.1%)
Total operating expenses	$181,531	$173,298	$8,233	4.8%

Compensation and benefits costs are our most significant expense and typically represent more than 60% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 3,121 and 3,047 employees as of September 30, 2018 and 2017, respectively, reflecting a 2.4% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of September 30, 2018, 60.1% of our employees were located in emerging market centers compared to 57.6% as of September 30, 2017.

Compensation and benefits costs increased 6.5% to $116.3 million for the three months ended September 30, 2018 compared to $109.2 million for the three months ended September 30, 2017, primarily driven by increases in wages and salaries, benefits and incentive compensation.

Non-compensation expenses increased 4.4% to $46.1 million for the three months ended September 30, 2018 compared to $44.2 million for the three months ended September 30, 2017, primarily driven by higher costs relating to professional fees, information technology costs and market data costs.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and internal capitalized software projects recognized over their estimated useful lives. Amortization of intangible assets expense increased 10.1% to $11.7 million for the three months ended September 30, 2018 compared to $10.6 million for the three months ended September 30, 2017, primarily reflecting higher amortization of capitalized software development costs.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of furniture & fixtures, computer and related equipment and leasehold improvements over the estimated useful life of the assets. Depreciation and amortization of property, equipment and leasehold improvements decreased 20.1% to $7.5 million for the three months ended September 30, 2018 compared to $9.3 million for the three months ended September 30, 2017. The decrease was primarily the result of certain storage and data center assets becoming fully depreciated.

Other Expense (Income), Net

Other expense (income), net increased 5.6% to $29.6 million for the three months ended September 30, 2018 compared to $28.0 million for the three months ended September 30, 2017. The increase was primarily driven by higher interest expense associated with higher outstanding debt, partially offset by higher interest income associated with higher yields on higher cash balances.

Income Taxes

The provision for income tax expense decreased 35.4% to $23.0 million for the three months ended September 30, 2018 compared to $35.7 million for the three months ended September 30, 2017, primarily reflecting a decline in the operating tax rate, partially offset by higher income before provision for income taxes. These amounts reflect effective tax rates of 15.7% and 29.5% for the three months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate was primarily driven by the impact of Tax Reform and the release of a $7.8 million valuation allowance previously recorded on capital loss carryforwards. The release of the valuation allowance was triggered by the execution of the agreement to sell InvestorForce in July 2018. See Note 11, “Divestitures,” of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for additional information

Net Income

As a result of the factors described above, net income for the three months ended September 30, 2018 increased 45.4% to $123.8 million compared to $85.2 million for the three months ended September 30, 2017.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended September 30, 2018 decreased by 1.5% and 0.5%, respectively, compared to the three months ended September 30, 2017. The decreases primarily reflect the impact of share repurchases made pursuant to the 2016 and 2018 Repurchase Programs. The decline in shares included in the calculation of diluted earnings per share was offset by the higher dilution caused by restricted stock units for which the ultimate payout is tied to the achievement of multi-year total shareholder return targets.

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

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues	$357,934	$322,097	$35,837	11.1%
Adjusted EBITDA expenses	162,397	153,359	9,038	5.9%
Adjusted EBITDA	$195,537	$168,738	$26,799	15.9%
Adjusted EBITDA margin %	54.6%	52.4%
Operating margin %	49.3%	46.2%

Adjusted EBITDA increased 15.9% to $195.5 million for the three months ended September 30, 2018 compared to $168.7 million for the three months ended September 30, 2017. Adjusted EBITDA margin increased to 54.6% for the three months ended September 30, 2018 compared to 52.4% for the three months ended September 30, 2017. The improvement in margin reflects a higher rate of growth in operating revenues, primarily attributable to strong operating results within the Index segment, as compared to the rate of growth of Adjusted EBITDA expenses.

As a result of the adoption of ASU 2017-07, the Company has restated its Adjusted EBITDA and Adjusted EBITDA expenses to exclude $0.1 million and $0.4 million of non-service related pension costs for the three and nine months ended September 30, 2017, respectively. Such amounts were reclassified from “Operating Expenses” to “Other expense (income).”

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017
	(in thousands)
Index Adjusted EBITDA	$154,477	$134,342
Analytics Adjusted EBITDA	37,046	33,078
All Other Adjusted EBITDA	4,014	1,318
Consolidated Adjusted EBITDA	195,537	168,738
Amortization of intangible assets	11,681	10,614
Depreciation and amortization of property, equipment and leasehold improvements	7,453	9,325
Operating income	176,403	148,799
Other expense (income), net	29,557	27,996
Provision for income taxes	23,014	35,650
Net income	$123,832	$85,153

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017
	(in thousands)
Index Adjusted EBITDA expenses	$55,717	$50,252
Analytics Adjusted EBITDA expenses	82,852	81,894
All Other Adjusted EBITDA expenses	23,828	21,213
Consolidated Adjusted EBITDA expenses	162,397	153,359
Amortization of intangible assets	11,681	10,614
Depreciation and amortization of property, equipment and leasehold improvements	7,453	9,325
Total operating expenses	$181,531	$173,298

The discussion of the segment results for the three months ended September 30, 2018 and 2017 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$121,285	$107,963	$13,322	12.3%
Asset-based fees	82,007	72,861	9,146	12.6%
Non-recurring	6,902	3,770	3,132	83.1%
Operating revenues total	210,194	184,594	25,600	13.9%
Adjusted EBITDA expenses	55,717	50,252	5,465	10.9%
Adjusted EBITDA	$154,477	$134,342	$20,135	15.0%
Adjusted EBITDA margin %	73.5%	72.8%

Revenues related to Index products increased 13.9% to $210.2 million for the three months ended September 30, 2018 compared to $184.6 million for the three months ended September 30, 2017.

Recurring subscriptions were up 12.3% to $121.3 million for the three months ended September 30, 2018 compared to $108.0 million for the three months ended September 30, 2017. The increase was driven by growth in core products and strong growth in custom and specialized index products.

Revenues from asset-based fees increased 12.6% to $82.0 million for the three months ended September 30, 2018 compared to $72.9 million for the three months ended September 30, 2017. The increase in asset-based fees was driven by growth across all types of index-linked investment products, including a $5.0 million, or 10.0%, increase in revenue from ETFs linked to MSCI indexes, which was driven by a 15.5% increase in average AUM, partially offset by the impact of a change in product mix. In addition, revenue from non-ETF passive products grew $4.0 million, or 20.7%, primarily driven by higher AUM and an increased contribution from higher-fee products. Revenues from exchange traded futures and options contracts based on MSCI indexes grew $0.2 million, or 5.2%, driven, in part, by an increase in total trading volumes.

Non-recurring revenues were $6.9 million and $3.8 million for the three months ended September 30, 2018 and 2017, respectively.

Index segment Adjusted EBITDA expenses increased 10.9% to $55.7 million for the three months ended September 30, 2018 compared to $50.3 million for the three months ended September 30, 2017, reflecting higher expenses across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 12.5% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$118,857	$113,574	$5,283	4.7%
Non-recurring	1,041	1,398	(357)	(25.5%)
Operating revenues total	119,898	114,972	4,926	4.3%
Adjusted EBITDA expenses	82,852	81,894	958	1.2%
Adjusted EBITDA	$37,046	$33,078	$3,968	12.0%
Adjusted EBITDA margin %	30.9%	28.8%

Analytics segment revenues increased 4.3% to $119.9 million for the three months ended September 30, 2018 compared to $115.0 million for the three months ended September 30, 2017, primarily driven by growth in both Equity and Multi-Asset Class Analytics products and the timing of client implementations, partially offset by declines in Energy and Commodity Analytics products resulting from the FEA divestiture. Adjusting for foreign currency exchange rate fluctuations, Analytics segment revenues would have increased 4.3% for the three months ended September 30, 2018. Adjusting for foreign currency exchange rate fluctuations and excluding the impact of the FEA divestiture, Analytics segment revenues would have increased 6.4% for the three months ended September 30, 2018.

Analytics segment Adjusted EBITDA expenses increased 1.2% to $82.9 million for the three months ended September 30, 2018 compared to $81.9 million for the three months ended September 30, 2017, primarily driven by higher research and development expenses. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 2.5% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$27,234	$21,865	$5,369	24.6%
Non-recurring	608	666	(58)	(8.7%)
Operating revenues total	27,842	22,531	5,311	23.6%
Adjusted EBITDA expenses	23,828	21,213	2,615	12.3%
Adjusted EBITDA	$4,014	$1,318	$2,696	204.6%
Adjusted EBITDA margin %	14.4%	5.8%

All Other segment revenues increased 23.6% to $27.8 million for the three months ended September 30, 2018 compared to $22.5 million for the three months ended September 30, 2017. The increase in All Other revenues was driven by a $4.7 million, or 33.6%, increase in ESG revenues to $18.5 million, and a $0.6 million, or 7.5%, increase in Real Estate revenues to $9.3 million. The increase in ESG revenues was driven by strong growth in ESG Ratings product revenues. The increase in Real Estate revenues was primarily driven by higher revenues from Market Information products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG revenues would have increased 33.7% and All Other operating revenues would have increased 24.2%, while Real Estate revenues would have increased 8.9% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

All Other segment Adjusted EBITDA expenses increased 12.3% to $23.8 million for the three months ended September 30, 2018 compared to $21.2 million for the three months ended September 30, 2017, driven by higher expenses attributable to both ESG and Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 14.7% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following table presents the results of operations for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$1,072,296	$939,393	$132,903	14.1%
Operating expenses:
Cost of revenues	213,578	204,434	9,144	4.5%
Selling and marketing	139,974	129,395	10,579	8.2%
Research and development	61,099	55,140	5,959	10.8%
General and administrative	74,974	64,484	10,490	16.3%
Amortization of intangible assets	42,556	32,987	9,569	29.0%
Depreciation and amortization of property, equipment and leasehold improvements	23,035	27,322	(4,287)	(15.7%)
Total operating expenses	555,216	513,762	41,454	8.1%
Operating income	517,080	425,631	91,449	21.5%
Other expense (income), net	74,473	85,692	(11,219)	(13.1%)
Income from continuing operations before provision for income taxes	442,607	339,939	102,668	30.2%
Provision for income taxes	86,854	100,569	(13,715)	(13.6%)
Net income	$355,753	$239,370	$116,383	48.6%

Earnings per basic common share	$3.98	$2.65	$1.33	50.2%

Earnings per diluted common share	$3.87	$2.61	$1.26	48.3%

Operating margin	48.2%	45.3%

The following table presents operating revenues by type for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$794,930	$723,946	$70,984	9.8%
Asset-based fees	255,126	197,599	57,527	29.1%
Non-recurring	22,240	17,848	4,392	24.6%

Total operating revenues	$1,072,296	$939,393	$132,903	14.1%

Total operating revenues grew 14.1% to $1,072.3 million for the nine months ended September 30, 2018 compared to $939.4 million for the nine months ended September 30, 2017. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 13.9% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Revenues from recurring subscriptions increased 9.8% to $794.9 million for the nine months ended September 30, 2018 compared to $723.9 million for the nine months ended September 30, 2017, primarily driven by growth in Index products, which increased $38.3 million, or 12.1%, and growth in Analytics products, which increased $17.7 million, or 5.3%. Adjusting for the impact of foreign currency exchange rate fluctuations, revenues from recurring subscriptions would have increased 9.5%.

Revenues from asset-based fees increased 29.1% to $255.1 million for the nine months ended September 30, 2018 compared to $197.6 million for the nine months ended September 30, 2017.  The increase in asset-based fees was driven by strong growth across all types of index-linked investment products, including a $36.9 million, or 27.1%, increase in revenue from ETFs linked to MSCI indexes, which was driven by a 30.4% increase in average AUM, partially offset by the impact of a change in product mix. In addition, revenue from non-ETF passive products grew $18.4 million, or 35.5%, driven by higher AUM and an increased contribution from higher-fee products. Revenues from exchange traded futures and options contracts based on MSCI indexes grew $2.3 million, or

23.2%, driven, in part, by an increase in total trading volumes. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the year-to-date periods indicated:

	Year-to-Date Average(1)
	2017				2018
(in billions)	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI indexes	$524.1	$559.5	$591.1	$621.4	$779.5	$778.0	$770.6

Source: Bloomberg and MSCI

(1)           For additional information on AUM amounts presented in this table, please refer to the footnotes in the table presenting AUM in ETFs linked to MSCI indexes for “Period Ended” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations—Operating Revenues.”

For the nine months ended September 30, 2018, the average value of AUM in ETFs linked to MSCI equity indexes was $770.6 billion, up $179.5 billion, or 30.4%, from $591.1 billion for the nine months ended September 30, 2017.

Non-recurring revenues increased 24.6% to $22.2 million for the nine months ended September 30, 2018 compared to $17.8 million for the nine months ended September 30, 2017, primarily driven by growth in Index products, which increased $4.0 million, or 33.9%.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$354,116	$315,786	$38,330	12.1%
Asset-based fees	255,126	197,599	57,527	29.1%
Non-recurring	15,800	11,800	4,000	33.9%
Index total	625,042	525,185	99,857	19.0%

Analytics
Recurring subscriptions	354,629	336,904	17,725	5.3%
Non-recurring	3,375	3,855	(480)	(12.5%)
Analytics total	358,004	340,759	17,245	5.1%

All Other
Recurring subscriptions	86,185	71,256	14,929	21.0%
Non-recurring	3,065	2,193	872	39.8%
All Other total	89,250	73,449	15,801	21.5%
Total operating revenues	$1,072,296	$939,393	$132,903	14.1%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

The following table presents operating expenses by activity category for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$213,578	$204,434	$9,144	4.5%
Selling and marketing	139,974	129,395	10,579	8.2%
Research and development	61,099	55,140	5,959	10.8%
General and administrative	74,974	64,484	10,490	16.3%
Amortization of intangible assets	42,556	32,987	9,569	29.0%
Depreciation and amortization of property, equipment and leasehold improvements	23,035	27,322	(4,287)	(15.7%)
Total operating expenses	$555,216	$513,762	$41,454	8.1%

Total operating expenses increased 8.1% to $555.2 million for the nine months ended September 30, 2018 compared to $513.8 million for the nine months ended September 30, 2017. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating expenses would have increased 7.0% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Cost of Revenues

Cost of revenues increased 4.5% to $213.6 million for the nine months ended September 30, 2018 compared to $204.4 million for the nine months ended September 30, 2017, reflecting increases across all reporting segments. The change was driven by increases in compensation and benefits costs, as well as increases in non-compensation costs primarily relating to higher market data costs, information technology costs and professional fees.

Selling and Marketing

Selling and marketing expenses increased 8.2% to $140.0 million for the nine months ended September 30, 2018 compared to $129.4 million for the nine months ended September 30, 2017, primarily reflecting increases across the Index and the All Other reporting segments. The change was driven by increases in compensation and benefits costs, relating to higher incentive compensation, wages and salaries and benefits, as well as increases in non-compensation costs, including occupancy and marketing costs, partially offset by lower bad debt expenses.

Research and Development

R&D expenses increased by 10.8% to $61.1 million for the nine months ended September 30, 2018 compared to $55.1 million for the nine months ended September 30, 2017. The increase was driven by higher compensation and benefits costs, primarily reflecting higher investments in the Index and Analytics reporting segments.

General and Administrative

G&A expenses increased 16.3% to $75.0 million for the nine months ended September 30, 2018 compared to $64.5 million for the nine months ended September 30, 2017, reflecting increases across all reporting segments. The change was driven by increases in non-compensation costs primarily relating to non-income taxes, professional and miscellaneous fees, as well as increases in compensation and benefits costs, primarily due to higher wages and salaries, incentive compensation and benefits.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$350,903	$325,716	$25,187	7.7%
Non-compensation expenses	138,722	127,737	10,985	8.6%
Amortization of intangible assets	42,556	32,987	9,569	29.0%
Depreciation and amortization of property, equipment and leasehold improvements	23,035	27,322	(4,287)	(15.7%)
Total operating expenses	$555,216	$513,762	$41,454	8.1%

Compensation and benefits costs increased 7.7% to $350.9 million for the nine months ended September 30, 2018 compared to $325.7 million for the nine months ended September 30, 2017, primarily due to higher wages and salaries, incentive compensation and benefits.

Non-compensation expenses increased 8.6% to $138.7 million for the nine months ended September 30, 2018 compared to $127.7 million for the nine months ended September 30, 2017, primarily driven by higher costs relating to non-income taxes, professional fees, market data costs, information technology costs, occupancy costs and miscellaneous fees.

Amortization of Intangible Assets

Amortization of intangible assets expense increased 29.0% to $42.6 million for the nine months ended September 30, 2018 compared to $33.0 million for the nine months ended September 30, 2017, primarily reflecting a $7.9 million non-cash charge related to the write-off of the IPD tradename used by the Real Estate segment, as well as higher amortization of capitalized software development costs, partially offset by other intangible assets becoming fully amortized.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements decreased 15.7% to $23.0 million for the nine months ended September 30, 2018 compared to $27.3 million for the nine months ended September 30, 2017.  The decrease was primarily the result of certain storage and data center assets becoming fully depreciated.

Other Expense (Income), Net

Other expense (income), net decreased 13.1% to $74.5 million for the nine months ended September 30, 2018 compared to $85.7 million for the nine months ended September 30, 2017, primarily reflecting the $10.6 million gain realized from the FEA divestiture. In addition, higher interest income associated with higher yields on higher cash balances offset higher interest expense associated with higher outstanding debt.

Income Taxes

The provision for income tax expense decreased 13.6% to $86.9 million for the nine months ended September 30, 2018 compared to $100.6 million for the nine months ended September 30, 2017, primarily resulting from a decline in the operating tax rate offset, in part, by higher income before provision for income taxes. The income before provision for income taxes for the nine months ended September 30, 2018 included the $10.6 million capital gain realized from the FEA divestiture for which a deferred tax asset on capital loss carryforwards was utilized, against which a full valuation allowance had been recorded. These amounts reflect effective tax rates of 19.6% and 29.6% for the nine months ended September 30, 2018 and 2017, respectively.

The effective tax rate of 19.6% for the nine months ended September 30, 2018 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $19.0 million that decreased the Company’s effective tax rate by 3.4 percentage points. For the nine months ended September 30, 2018, these discrete items included $8.8 million of excess tax benefits related to stock-based compensation and $11.8 million related to the release of a valuation allowance previously recorded on capital loss carryforwards. We recognized $7.8 million of the release of the valuation allowance in the three months ended September 30, 2018 due to the execution of the agreement to sell InvestorForce in July 2018 and $4.0 million of the release of the valuation allowance in April 2018 related to the FEA divestiture.  See Note 11, “Divestitures,” of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for additional information. The discrete items also included a $1.6 million net adjustment benefit relating to the adjustment resulting from the Company’s provisional accounting for the effects of Tax Reform. See

Note 2, “Recent Accounting Standards Updates,” of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for more information regarding the excess tax benefits related to the adoption of ASU 2016-09.

Net Income

As a result of the factors described above, net income for the nine months ended September 30, 2018 increased 48.6% to $355.8 million compared to $239.4 million for the nine months ended September 30, 2017.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic earnings per share for the nine months ended September 30, 2018 decreased by 1.2% compared to the nine months ended September 30, 2017. The decrease primarily reflects the impact of share repurchases made pursuant to the 2016 and 2018 Repurchase Programs.

The weighted average shares outstanding used to calculate diluted earnings per share for the nine months ended September 30, 2018 increased by 0.1% compared to the nine months ended September 30, 2017. The increase primarily reflects the higher dilution caused by restricted stock units for which the ultimate payout is tied to the achievement of multi-year total shareholder return targets, partially offset by the impact of share repurchases made pursuant to the 2016 and 2018 Repurchase Programs.

Adjusted EBITDA

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues	$1,072,296	$939,393	$132,903	14.1%
Adjusted EBITDA expenses	489,625	453,453	36,172	8.0%
Adjusted EBITDA	$582,671	$485,940	$96,731	19.9%
Adjusted EBITDA margin %	54.3%	51.7%
Operating margin %	48.2%	45.3%

Adjusted EBITDA increased 19.9% to $582.7 million for the nine months ended September 30, 2018 compared to $485.9 million for the nine months ended September 30, 2017. Adjusted EBITDA margin increased to 54.3% for the nine months ended September 30, 2018 compared to 51.7% for the nine months ended September 30, 2017. The improvement in margin reflects higher rate of growth in operating revenues, primarily attributable to higher asset-based fees within the Index segment, as compared to the rate of growth of Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Index Adjusted EBITDA	$457,923	$379,538
Analytics Adjusted EBITDA	106,966	94,483
All Other Adjusted EBITDA	17,782	11,919
Consolidated Adjusted EBITDA	582,671	485,940
Amortization of intangible assets	42,556	32,987
Depreciation and amortization of property, equipment and leasehold improvements	23,035	27,322
Operating income	517,080	425,631
Other expense (income), net	74,473	85,692
Provision for income taxes	86,854	100,569
Net income	$355,753	$239,370

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Index Adjusted EBITDA expenses	$167,119	$145,647
Analytics Adjusted EBITDA expenses	251,038	246,276
All Other Adjusted EBITDA expenses	71,468	61,530
Consolidated Adjusted EBITDA expenses	489,625	453,453
Amortization of intangible assets	42,556	32,987
Depreciation and amortization of property, equipment and leasehold improvements	23,035	27,322
Total operating expenses	$555,216	$513,762

The discussion of our segment results for the nine months ended September 30, 2018 and 2017 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$354,116	$315,786	$38,330	12.1%
Asset-based fees	255,126	197,599	57,527	29.1%
Non-recurring	15,800	11,800	4,000	33.9%
Operating revenues total	625,042	525,185	99,857	19.0%
Adjusted EBITDA expenses	167,119	145,647	21,472	14.7%
Adjusted EBITDA	$457,923	$379,538	$78,385	20.7%
Adjusted EBITDA margin %	73.3%	72.3%

Revenues related to Index products increased 19.0% to $625.0 million for the nine months ended September 30, 2018 compared to $525.2 million for the nine months ended September 30, 2017.

Recurring subscriptions increased 12.1% to $354.1 million for the nine months ended September 30, 2018 compared to $315.8 million for the nine months ended September 30, 2017. The increase was driven by growth in core products and strong growth in factor and ESG indexes and custom and specialized index products.

Revenues from asset-based fees increased 29.1% to $255.1 million for the nine months ended September 30, 2018 compared to $197.6 million for the nine months ended September 30, 2017.  The increase in asset-based fees was driven by strong growth across all types of index-linked investment products, including a $36.9 million, or 27.1%, increase in revenue from ETFs linked to MSCI indexes, which was driven by a 30.4% increase in average AUM, partially offset by the impact of a change in product mix. In addition, revenue from non-ETF passive products grew $18.4 million, or 35.5%, driven by higher AUM and an increased contribution from higher-fee products. Revenues from exchange traded futures and options contracts based on MSCI indexes grew $2.3 million, or 23.2%, driven, in part, by an increase in total trading volumes.

Non-recurring revenues increased 33.9% to $15.8 million for the nine months ended September 30, 2018 compared to $11.8 million for the nine months ended September 30, 2017.

Index segment Adjusted EBITDA expenses increased 14.7% to $167.1 million for the nine months ended September 30, 2018 compared to $145.6 million for the nine months ended September 30, 2017, reflecting higher expenses across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 13.6% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$354,629	$336,904	$17,725	5.3%
Non-recurring	3,375	3,855	(480)	(12.5%)
Operating revenues total	358,004	340,759	17,245	5.1%
Adjusted EBITDA expenses	251,038	246,276	4,762	1.9%
Adjusted EBITDA	$106,966	$94,483	$12,483	13.2%
Adjusted EBITDA margin %	29.9%	27.7%

Analytics segment revenues increased 5.1% to $358.0 million for the nine months ended September 30, 2018 compared to $340.8 million for the nine months ended September 30, 2017, primarily driven by growth in both Equity and Multi-Asset Class Analytics products. Adjusting for foreign currency exchange rate fluctuations, Analytics segment revenues would have increased 4.9% for the nine months ended September 30, 2018. Adjusting for foreign currency exchange rate fluctuations and excluding the impact of the FEA divestiture, Analytics segment revenues would have increased 5.9% for the nine months ended September 30, 2018.

Analytics segment Adjusted EBITDA expenses increased 1.9% to $251.0 million for the nine months ended September 30, 2018 compared to $246.3 million for the nine months ended September 30, 2017, primarily reflecting higher expenses across the Research and Development and General and Administrative expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 1.0% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$86,185	$71,256	$14,929	21.0%
Non-recurring	3,065	2,193	872	39.8%
Operating revenues total	89,250	73,449	15,801	21.5%
Adjusted EBITDA expenses	71,468	61,530	9,938	16.2%
Adjusted EBITDA	$17,782	$11,919	$5,863	49.2%
Adjusted EBITDA margin %	19.9%	16.2%

All Other segment revenues increased 21.5% to $89.3 million for the nine months ended September 30, 2018 compared to $73.4 million for the nine months ended September 30, 2017. The increase in All Other revenues was driven by a $12.1 million, or 30.3%, increase in ESG revenues to $52.3 million, and a $3.7 million, or 11.0% increase in Real Estate revenues to $37.0 million. The increase in ESG revenues was driven by strong growth in ESG Ratings product revenues. The increase in Real Estate revenues was driven by higher revenues from Portfolio Analysis Service and Market Information products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG revenues would have increased 30.1%, Real Estate revenues would have increased 5.4%, and All Other operating revenues would have increased 18.9% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

All Other segment Adjusted EBITDA expenses increased 16.2% to $71.5 million for the nine months ended September 30, 2018 compared to $61.5 million for the nine months ended September 30, 2017, driven by higher expenses attributable to both ESG and Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 14.7% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign exchange rates; and
•	the impact of acquisitions and dispositions.

The following table presents the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
	September 30,	September 30,	June 30,	Year-Over-Year	Sequential
	2018	2017	2018	Comparison	Comparison
	(in thousands)
Index:
Recurring subscriptions	$489,515	$439,251	$478,421	11.4%	2.3%
Asset-based fees	326,148	289,812	327,299	12.5%	(0.4%)
Index total	815,663	729,063	805,720	11.9%	1.2%

Analytics	499,219	474,721	489,979	5.2%	1.9%

All Other	120,419	101,253	116,021	18.9%	3.8%

Total Run Rate	$1,435,301	$1,305,037	$1,411,720	10.0%	1.7%

Recurring subscriptions total	$1,109,153	$1,015,225	$1,084,421	9.3%	2.3%
Asset-based fees	326,148	289,812	327,299	12.5%	(0.4%)
Total Run Rate	$1,435,301	$1,305,037	$1,411,720	10.0%	1.7%

Total Run Rate grew 10.0% to $1,435.3 million at September 30, 2018 compared to $1,305.0 million at September 30, 2017. Recurring subscriptions Run Rate grew 9.3% to $1,109.2 million at September 30, 2018 compared to $1,015.2 million at September 30, 2017. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 9.6% at September 30, 2018.

Run Rate from asset-based fees increased 12.5% to $326.1 million at September 30, 2018 from $289.8 million at September 30, 2017, primarily driven by higher AUM in ETFs linked to MSCI indexes, as well as increases in non-ETF passive funds and futures and options contracts, also linked to MSCI indexes. As of September 30, 2018, the value of AUM in ETFs linked to MSCI indexes was $765.5 billion, up $91.2 billion, or 13.5%, from $674.3 billion as of September 30, 2017. The increase of $91.2 billion consisted of net inflows of $74.7 billion and market appreciation of $16.5 billion. Partially offsetting the impact of the increase in AUM in ETFs linked to MSCI indexes was a change in product mix, which was the primary driver of a decline in average basis point fees to 2.90 at September 30, 2018 from 3.05 a year ago.

Index recurring subscriptions Run Rate grew 11.4% to $489.5 million at September 30, 2018 compared to $439.3 million at September 30, 2017, driven by growth in core products, factor and ESG indexes and custom and specialized index products and strong growth in the wealth management, asset owners, hedge fund and broker dealer client segments.

Run Rate from Analytics products increased 5.2% to $499.2 million at September 30, 2018 compared to $474.7 million at September 30, 2017, primarily driven by growth in both Multi-Asset Class and Equity Analytics products, as well as strong growth in our Wealth Bench product offering, partially offset by the removal of Run Rate associated with FEA, which was divested in April

2018. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 5.4% at September 30, 2018.

Run Rate from All Other products increased 18.9% to $120.4 million at September 30, 2018 compared to $101.3 million at September 30, 2017. The $19.2 million increase was primarily driven by a $16.3 million, or 27.7%, increase in ESG Run Rate to $75.3 million, and a $2.8 million, or 6.7%, increase in Real Estate Run Rate to $45.1 million. The increase in ESG Run Rate was primarily driven by strong growth in ESG Ratings products and an increase in ESG Screening products. The increase in Real Estate Run Rate was primarily driven by growth in Market Information and Portfolio Analysis Service products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG Run Rate would have increased 28.8%, Real Estate Run Rate would have increased 9.3%, and All Other Run Rate would have increased 20.7% at September 30, 2018 compared to September 30, 2017.

Subscription Sales

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended
	September 30,	September 30,	June 30,	Year Over	Sequential
	2018	2017	2018	Year Comparison	Comparison
	(in thousands)
New recurring subscription sales
Index	$15,546	$15,499	$20,906	0.3%	(25.6%)
Analytics	16,797	15,036	17,395	11.7%	(3.4%)
All Other	6,459	4,576	6,678	41.1%	(3.3%)
New recurring subscription sales total	38,802	35,111	44,979	10.5%	(13.7%)

Subscription cancellations
Index	(4,428)	(4,605)	(4,577)	(3.8%)	(3.3%)
Analytics	(7,117)	(7,444)	(9,452)	(4.4%)	(24.7%)
All Other	(1,547)	(2,050)	(1,384)	(24.5%)	11.8%
Subscription cancellations total	(13,092)	(14,099)	(15,413)	(7.1%)	(15.1%)

Net new recurring subscription sales
Index	11,118	10,894	16,329	2.1%	(31.9%)
Analytics	9,680	7,592	7,943	27.5%	21.9%
All Other	4,912	2,526	5,294	94.5%	(7.2%)
Net new recurring subscription sales total	25,710	21,012	29,566	22.4%	(13.0%)

Non-recurring sales
Index	7,097	3,704	5,328	91.6%	33.2%
Analytics	3,189	2,792	2,425	14.2%	31.5%
All Other	641	829	909	(22.7%)	(29.5%)
Non-recurring sales total	10,927	7,325	8,662	49.2%	26.1%

Gross sales
Index	$22,643	$19,203	$26,234	17.9%	(13.7%)
Analytics	19,986	17,828	19,820	12.1%	0.8%
All Other	7,100	5,405	7,587	31.4%	(6.4%)
Total gross sales	$49,729	$42,436	$53,641	17.2%	(7.3%)

Net sales
Index	$18,215	$14,598	$21,657	24.8%	(15.9%)
Analytics	12,869	10,384	10,368	23.9%	24.1%
All Other	5,553	3,355	6,203	65.5%	(10.5%)
Total net sales	$36,637	$28,337	$38,228	29.3%	(4.2%)

Retention Rate

The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Index	96.1%	95.5%	96.1%	96.5%
Analytics	94.1%	93.4%	93.1%	93.5%
All Other	94.3%	90.7%	94.5%	91.3%

Total	95.0%	94.0%	94.5%	94.6%

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

This definition of Retention Rate has been revised to describe our methodology for calculating cancellations. We believe this methodology has been applied in all material respects in calculating cancellation rates reported in the prior periods covered in our Form 10-K for the year ended December 31, 2017 and in our Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, and accordingly, we do not believe changes to those previously reported cancellation rates are required. Beginning in the three months ended June 30, 2018, “Aggregate Retention Rate” is referred to as “Retention Rate.”

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

Liquidity and Capital Resources

We require capital to fund ongoing operations, internal growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, existing cash and cash equivalents and credit capacity under our existing credit facility. In addition, we believe we have access to additional funding in the public and private markets. We intend to use these sources of liquidity to, among other things, service our existing and future debt obligations and fund our working capital requirements, capital expenditures, investments, acquisitions, dividend payments and repurchases of our common stock. In connection with our business strategy, we regularly evaluate acquisition opportunities. We believe our liquidity, along with other financing alternatives, will provide the necessary capital to fund these transactions and achieve our planned growth.

Senior Notes and Credit Agreement

We have issued an aggregate of $2.6 billion in senior unsecured notes and entered into a $250 million senior unsecured revolving credit agreement with a syndicate of banks. See Note 7, “Commitments and Contingencies,” of the Notes to Unaudited

Condensed Consolidated Financial Statements included herein for additional information on our senior notes and revolving credit agreement.

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of September 30, 2018, our Consolidated Leverage Ratio was 3.20:1.00 and our Consolidated Interest Coverage Ratio was 7.20:1.00. There have been no amounts drawn under the Revolving Credit Facility since its November 20, 2014 inception.

Our non-guarantor subsidiaries under the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $776.4 million, or 55.2%, of our total revenue for the trailing 12 months ended September 30, 2018, approximately $221.0 million, or 32.9%, of our consolidated operating income for the trailing 12 months ended September 30, 2018, and approximately $1,034.2 million, or 27.2%, of our consolidated total assets (excluding intercompany assets) and $409.2 million, or 11.9%, of our consolidated total liabilities, in each case as of September 30, 2018.

Share Repurchases

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Nine Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
September 30, 2018	$149.82	1,794	$268,850
September 30, 2017	$87.95	1,556	$136,850

As of September 30, 2018, there was $1,464.2 million of available authorization remaining under the 2018 Repurchase Program.

Cash Dividend

On October 30, 2018, the Board of Directors declared a cash dividend of $0.58 per share for fourth quarter 2018. The fourth quarter 2018 dividend is payable on November 30, 2018 to shareholders of record as of the close of trading on November 16, 2018.

Cash Flows

	As of
	September 30,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$1,398,398	$889,502

Cash and cash equivalents were $1,398.4 million and $889.5 million as of September 30, 2018 and December 31, 2017, respectively. We seek to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes. As of September 30, 2018 and December 31, 2017, $609.4 million and $503.0 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. As a result of Tax Reform, we can now more efficiently access a significant portion of our cash held outside of the U.S. in the short-term without being subject to U.S. income taxes. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. The increase in cash and cash equivalents held by foreign subsidiaries primarily reflects ongoing efforts to better align our tax profile with our global operating footprint. The global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purpose or other needs, including acquisitions or expansion of our products.

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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$439,587	$261,005
Net cash used in investing activities	(5,164)	(27,446)
Net cash provided by (used in) financing activities	80,600	(233,875)
Effect of exchange rate changes	(6,127)	7,497
Net increase in cash	$508,896	$7,181

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $439.6 million and $261.0 million for the nine months ended September 30, 2018 and 2017, respectively. The year-over-year increase was primarily driven by higher cash collections, partially offset by higher payments of cash expenses and higher income tax payments.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $5.2 million and $27.4 million for the nine months ended September 30, 2018 and 2017, respectively. The year-over-year decrease in cash used from investing activities was primarily driven by the proceeds received from the FEA divestiture.

Cash Flows From Financing Activities

Cash provided by financing activities was $80.6 million for the nine months ended September 30, 2018 compared to cash used in financing activities of $233.9 million for the nine months ended September 30, 2017. The year-over-year change primarily reflects the impact of our 2027 Senior Notes offering in May 2018, partially offset by higher repurchases of shares and higher dividend payments.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the nine months ended September 30, 2018 and 2017, 12.9% and 13.9%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 12.9% of non-U.S. dollar exposure for the nine months ended September 30, 2018, 42.1% was in Euros, 29.2% was in Japanese yen and 17.5% was in British pounds sterling. Of the 13.9% of non-U.S. dollar exposure for the nine months ended September 30, 2017, 39.1% was in Euros, 28.4% was in British pounds sterling and 25.9% was in Japanese yen.

Revenues from index-linked investment products represented 23.8% and 21.0% of operating revenues for the nine months ended September 30, 2018 and 2017, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 40.5% and 37.6% of our operating expenses for the nine months ended September 30, 2018 and 2017, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Euros, Hong Kong dollars, Swiss francs and Mexican pesos.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency, a portion of which may be designated as hedging instruments for accounting purposes and a portion of which are not designated as such. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $0.1 million and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2018, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2018 and 2017 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended September 30, 2018.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1
(July 1, 2018-July 31, 2018)	—	$—	—	$1,509,845,000

Month #2
(August 1, 2018-August 31, 2018)	144,831	$174.12	144,468	$1,484,691,000

Month #3
(September 1, 2018-September 30, 2018)	118,231	$178.06	114,889	$1,464,241,000

Total	263,062	$175.89	259,357	$1,464,241,000

(1)

Includes (i) shares purchased by the Company on the open market under the 2018 Repurchase Program; (ii) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units; (iii) shares withheld to satisfy tax withholding obligations and exercise price on behalf of employees that occur upon exercise and delivery of outstanding shares underlying stock options; and (iv) shares held in treasury under the MSCI Inc. Non-Employee Directors Deferral Plan. The value of the shares withheld was determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.

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

QUARTER ENDED SEPTEMBER 30, 2018

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

*	15.1	Letter of awareness from PricewaterhouseCoopers LLP, dated November 2, 2018, concerning unaudited interim financial information

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2018

MSCI INC. (Registrant)

By:	/s/ Kathleen A. Winters
Kathleen A. Winters Chief Financial Officer and Treasurer (Principal Financial Officer)