Form 10-K
period 2018-12-31
MSCI Inc.
filed 2019-02-22
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these securities as reported by The New York Stock Exchange on June 30, 2018) was $14,368,769,114. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 15, 2019, there were 84,323,295 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: Portions of the registrant’s proxy statement for its annual meeting of stockholders, to be held on April 25, 2019, are incorporated herein by reference into Part III of this Form 10-K.

MSCI INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

Except as the context otherwise indicates, the terms “MSCI,” the “Company,” “we,” “our” and “us” refer to MSCI Inc. together with its subsidiaries.

FORWARD-LOOKING STATEMENTS

We have included in this Annual Report on Form 10-K, and from time to time may make in our public filings, press releases or other public statements, certain statements that constitute forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only MSCI’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology.  Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and that could materially affect our actual results, levels of activity, performance or achievements. Such risks and uncertainties include those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or for any other reason. Therefore, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.	Business

Overview

MSCI is a leading provider of mission critical investment decision support tools and services — we power investors to make better decisions about their investment portfolios.  Our tools and services help investors better understand the drivers of risk and return and build portfolios to more effectively and efficiently achieve their investment objectives. We are able to do this by leveraging our knowledge of the global investment process and our expertise in research, data, and technology in order to deliver actionable solutions1 to our clients. We are dynamic and flexible in the delivery of our content and capabilities, such as our indexes; portfolio construction tools and risk-management services; environmental, social and governance (“ESG”) research and ratings; and real estate benchmarks, return analytics services and market insights; much of which can be accessed by our clients through multiple channels and platforms.

Professionally managed investment assets generally continue to grow at a rapid pace as global economies and markets continue to evolve, and both individuals and sovereign entities are increasing their savings. In addition to this growth, the investment industry continues to transform, as evidenced by a number of notable trends, including:

(1)

Transformation of clients’ operating models and business strategies, including an increased focus on factor and indexed investments, to address the changing competitive landscape characterized by an intense focus by investors on the drivers of risk and return, manager fee compression and industry consolidation;

(2)	Continuing growth of index-based investing and assets linked to exchange traded funds (“ETFs”);
(3)	Growing use of advanced technologies to enhance investment analytics and streamline operations;
(4)	Increasing outsourcing of non-core functions and vendor/supply chain consolidation; and
(5)	Increasing integration of ESG considerations into investment processes and products.

[1]	The term “solutions” as used throughout this Annual Report on Form 10-K refers to the usage of our products and/or services by our clients to help them achieve their specific investment objectives.

We are uniquely positioned to benefit from these trends and to help our clients adapt to the changing industry.  Our clients rely on us to provide consistent, scalable and integrated solutions across their entire investment process, driving more informed investment decisions and increased operational efficiency.  These solutions increasingly involve multiple areas of content or services and may also be supported by insights from our research team to help our clients understand how our tools can be utilized alone or in combination. The differentiated research insights and content embedded in our innovative tools are central to the MSCI franchise. Through the content developed in each of our operating segments — Index, Analytics, ESG and Real Estate — our clients gain a broad view of the global investment industry, which enables them to manage their investment objectives across multiple asset classes in an increasingly integrated manner. Our clients use the offerings from each of our operating segments to achieve a wide range of objectives:

•

Index and Analytics help investors define investment universes, measure performance, analyze returns, set asset allocations, construct portfolios, conduct portfolio attribution and manage risk.  Additionally, our indexes serve as a basis for index-linked investment products such as ETFs;

•	ESG’s research and ratings provide unique insights that help investors identify and measure ESG risks and opportunities; and
•	Real Estate offers data-driven analytics and research of global and individual property markets as well as benchmarks for performance measurement.

We remain keenly focused on staying at the forefront of investment trends to address the evolving needs of our clients in a changing industry.  In order to most effectively serve our clients and remain differentiated from competition, we remain committed to driving a solutions-based approach, achieving service excellence, enhancing our differentiated research and content and delivering flexible, cutting-edge technology and platforms.

Clients

As a client-centric company, we offer innovative solutions to help our clients adapt to a fast-changing marketplace. As the needs of our clients change, so do our offerings.  Our clients comprise a wide spectrum of the global investment industry and include the following key client segments:

(1)	asset owners (pension funds, endowments, foundations, central banks, sovereign wealth funds, family offices and insurance companies);
(2)	asset managers (institutional, mutual funds, hedge funds, ETFs, insurance, private wealth, private banks and real estate investment trusts);
(3)	financial intermediaries (banks, broker-dealers, exchanges, custodians, trust companies and investment consultants); and
(4)	wealth managers (including an increasing number of “robo-advisors”).

The clients described above have unique investment objectives and turn to us for an integrated set of tools that help them effectively and efficiently achieve these objectives. For example:

(1)

Asset owners and, increasingly, wealth managers, are seeking to better understand the drivers of risk and return as well as the value provided by active managers (versus their passive counterparts). Additionally, they are seeking tools for model portfolio creation and to gain a complete and detailed picture of their entire portfolio. These investors include those with long time horizons who are turning to private assets, such as real estate, private equity and hedge funds, as they seek uncorrelated and above-market returns.

(2)

Active asset managers must enhance and explain their investment processes and strategies, and find ways to differentiate themselves from their competitors in order to attract assets and justify their fees.

(3)	Asset managers are increasingly developing index-based products, such as ETFs, to more efficiently implement their investment strategies and continue to attract assets.
(4)

Financial intermediaries, such as exchanges and broker dealers, are creating exchange-listed and over-the-counter index-based products such as futures, options, swaps and structured products to help industry participants manage investment risk and efficiently achieve their investment objectives.

(5)	Asset owners, asset managers and wealth managers are looking to integrate ESG considerations into their investment processes.
(6)	Clients are seeking customized solutions and high-touch support from their tools providers to help them operate more effectively and efficiently.

Through a combined use of the content and capabilities provided by each of our Index, Analytics, ESG and Real Estate operating segments, our clients are better able to achieve their multi-faceted investment objectives. See Part I, Item 1. “Business—Operating Segments” for additional information on the content, applications and services provided by each operating segment that fuel the solutions we provide to our clients.

As of December 31, 2018, we served over 7,000 clients across 90 countries worldwide.2  For the fiscal years ended December 31, 2018 and 2017, revenues from our ten largest clients accounted for 28.6% and 27.8% of our total revenues, respectively. For the fiscal year ended December 31, 2018, our largest client organization by revenue, BlackRock, accounted for 11.9% of our total revenues. For the fiscal years ended December 31, 2018 and 2017, 95.8% and 95.3%, respectively, of the revenue from BlackRock came from fees based on the assets in BlackRock’s ETFs that are based on our indexes.

Growth Strategy

Our products and services are deeply integrated in the global investment ecosystem and in our clients’ investment processes. Against the backdrop of the growing and transforming industry described above, we aim to help industry participants adapt to and thrive in the industry of the future by delivering actionable solutions. As a leading provider of mission critical content, applications and services that support the investment processes of a variety of participants in the global investment industry, we are well positioned to grow our relationships with existing clients as well as expand to new clients.

Our growth is being fueled by our competitive advantages, which are helping investment institutions create sustainable business models today and into the future. These areas of competitive advantage include:

(1)	Differentiated research-enhanced content, which is grounded in our deep knowledge of the global investment process and fueled by experienced research, product development and data management teams;
(2)

Actionable solutions and client service excellence supported by a client coverage team that helps build and maintain strong and trusted client relationships with the senior executives and investment professionals at the world’s largest investment institutions; and

(3)

Flexible, scalable and cutting-edge technology that is supported by a large team of technology and data professionals, and powers content from MSCI, clients and third parties while helping our clients be more cost-effective in their own operations.

Our growth strategy is focused on a number of key initiatives that optimize the value of our integrated company and capitalize on our competitive advantages to address the changing needs of our clients and the investment industry. These strategic initiatives include:

•

Expand leadership in research-enhanced content. Our research-driven content plays a key role in our ability to help our clients develop relevant, global and sustainable investment strategies in an efficient manner.  We are continually developing a wide range of differentiated content and have amassed an extensive database of historical global market data, proprietary equity index data, factor models, private real estate benchmark data, risk algorithms and ESG data, all of which are critical components of our clients’ investment processes.

[2]

To calculate the number of clients, we use the shipping address of the ultimate customer utilizing the product which counts affiliates, user locations, or business units within a single organization as separate clients.  If we aggregate all related clients under their respective parent entity, the number of clients would be approximately 4,000 as of December 31, 2018.

We take an integrated team approach to developing content across our operating segments.  Our product management, research and product development, data operations and technology and application development departments are at the center of this process.  Our content is developed by a research and product development team (“research team”) comprised of mathematicians, economists, statisticians, financial engineers and investment industry experts. Through our relationships with the world’s largest investment institutions, we monitor investment trends and their drivers globally and support instrument valuation, risk modeling, portfolio construction, portfolio attribution, asset allocation and Value at Risk (“VaR”) simulation. An important way we monitor global investment trends and their implications for our business is through direct public consultations and client advisory panels and through the forum provided by our Editorial Advisory Board (“EAB”). Our EAB meets twice a year to discuss industry and emerging trends and is comprised of senior investment professionals from around the world and senior members of our research team. We also hold consultations and regional client advisory panels that bring together a diverse group of investment leaders and practitioners.

We are leveraging developments in technology, such as machine learning and artificial intelligence, together with a wide range of alternative data sources to enable us to develop new content more quickly and deliver content more cost-effectively. Additionally, we have integrated our research, data and technology teams, which develop content and capabilities that support our operating segments. By focusing on cross-product and cross-functional innovation, we can maximize the capabilities of each of our operating segments in order to bring greater value to our clients. We expect to grow as one integrated company through the ongoing integration of the full suite of offerings provided by each of our operating segments.  For example, we have leveraged our new global equity model (from the Analytics segment) as well as our ESG ratings research into the indexes we offer.  In addition, we have combined risk measures from the Real Estate segment with asset and portfolio level risk models from the Analytics segment to enhance our multi-asset class and Real Estate risk management offerings.

•

Strengthen existing and new client relationships by providing solutions. Our global vantage point enables us to view financial markets in terms of what matters to global investors and financial institutions.  We believe our global operating footprint is a competitive advantage that enables us to tailor our coverage initiatives to better serve our clients in the markets where they operate. We consult with clients and other market participants to develop content and provide insights. Our research and product management teams seek to understand our clients’ investment processes and needs in order to generate content and design offerings that help clients understand the dimensions of performance and risk in their portfolios and make better-informed investment decisions. Our consultative approach to content development, dedication to client support and range of offerings enable us to build strong relationships with investment professionals and institutions around the world.

In recent years, we have realigned our global client coverage function to sharpen our focus on current clients and improve our ability to identify new prospects. We repositioned the role of the Chief Operating Officer to be more aligned with our client and go-to-market strategies.  The Chief Operating Officer currently manages our sales, marketing, client relationship management and client service teams globally with the goal of integrating our outreach to clients and prospects, sales and marketing strategy and client service. In 2018, we hired a Global Head of Client Solutions to bring integrated solutions to four of our largest client segments (asset managers, banking & trading, asset owners and alternative investment managers). Additionally, to ensure that we provide world-class service to our largest accounts, as of December 31, 2018, we have expanded the number of account managers across our largest strategic accounts.

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

•

Improve access to our solutions through cutting-edge technology and platforms.  Underlying all our efforts is the development and use of the latest technology to provide richer content and services and a better client experience. A flexible, cutting-edge platform greatly enhances the value of our content, as well as the content of clients and third parties. Our technology has and will continue to simplify and increase secure access to our products. We seek to provide functionality not currently available in the market that will easily be integrated within client workflows. In addition, we increasingly employ proprietary and third-party machine learning and artificial intelligence techniques to scale up our ability to gather and analyze data and automate and enhance the efficiency of many of our data processes, as well as generate unique research insights that help our clients build better investment strategies. In doing so, we are not only able to operate in a more cost-effective manner as a company, but are also able to internally develop cost-effective solutions to offer clients computing capacity they have not previously been able to access.

Led by our Chief Technology Officer, who was hired in 2018 to execute our technology optimization strategy across the Company, we aim to accomplish these goals in several ways:

1)	provide our clients with a flexible and user-friendly way to access our content as well as their own content and third-party content;
2)

develop an integrated data platform to reduce data silos and help deliver our unique set of multi-asset class data, thereby encouraging the adoption of our products by our clients across operating segments and facilitate faster product releases and increased efficiency in data processing;

3)	incorporate data science and robotic technology into our data collection processes to enable us to build scale while also maintaining the highest quality standards;
4)	enhance our technology infrastructure, maintaining an emphasis on cybersecurity, to ensure that our clients can continue to access our evolving products and services securely;
5)	continue to invest in technology platforms and applications to provide scalable solutions for the processing of large volumes of asset and portfolio data; and
6)	migrate to cloud services to create a flexible infrastructure that provides on-demand capacity and elasticity and will provide a foundation for the next level of growth and increased resiliency.
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

•

Execute strategic relationships and acquisitions with complementary content and technology companies.  We regularly evaluate and selectively pursue strategic relationships with, and acquisitions of, providers of unique and differentiated content, products and technologies that we believe have the potential to complement, enhance or expand our offerings and client base, as well as improve our ability to provide mission critical content, applications and services to enhance the investment decision processes of investment institutions, and the intermediaries that serve such institutions.  In order to drive value, we target acquisitions and strategic relationships that can be efficiently integrated into our existing operational structure and global sales network.

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

Our principal business model is generally to license annual, recurring subscriptions for the majority of our Index, Analytics and ESG products and services for a fee due in advance of the service period. We also license annual recurring subscriptions for the majority of our Real Estate products for a fee which is primarily paid in arrears after the product is delivered, with the exception of the Market Information product for which the fees are generally paid in advance. A portion of our fees also come from clients who use our indexes as the basis for index-linked investment products.  Such fees are primarily based on assets under management (“AUM”).  See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 1, “Introduction and Basis of Presentation—Significant Accounting Policies—Revenue Recognition,” of the Notes to the Consolidated Financial Statements included herein for further information on how we generate revenue and our revenue recognition policy.

Index

Clients use our indexes in many areas of the investment process, including index-linked product creation and performance benchmarking, as well as portfolio construction and rebalancing, and asset allocation. We currently calculate more than 215,5003 end-of-day indexes daily and more than 11,500 indexes in real time for a variety of markets and industries. Clients receive data directly from us or from third-party providers of financial information worldwide. In addition, we use content generated by our Analytics and ESG segments to help construct some of our equity indexes, including some with the highest revenue growth rates.  Products in our Index segment include:

•

MSCI Global Equity Indexes. MSCI Global Equity Indexes are designed to measure returns across a wide variety of equity markets (e.g., World, EAFE, Emerging Markets, USA, Europe, Japan), size segments (e.g., Large, Mid and Small capitalization), sectors (e.g., Utilities, Financials) and industries (e.g., Banks, Media). As of December 31, 2018, we calculated indexes that covered more than 80 countries in developed, emerging, frontier and standalone markets, as well as various regional indexes built from the component country indexes. These indexes include the MSCI ACWI IMI, MSCI World, MSCI EAFE, MSCI Emerging Markets and MSCI USA Indexes. We believe that MSCI Global Equity Indexes are the most widely used benchmarks by cross-border equity investors. A large number of asset owners use the MSCI ACWI IMI Indexes or their component parts as the asset allocation benchmark for their equity portfolios.

•

MSCI Custom Indexes. We currently calculate more than 12,000 custom indexes by applying a client’s criteria to an existing MSCI index. Examples of customization criteria include stock exclusions, currency hedging, tax rates, or special weighting. Custom indexes can reflect specific investment criteria, such as socially responsible investment requirements or regulatory constraints. They can be used for back-testing strategies, developing investment products, minimizing portfolio tracking error or constructing index-linked products.  In certain cases, we design an index methodology to reflect a client’s investment strategy, then brand the index under the client’s name.  In other cases, we license an index to a client to use as a starting point to reflect its investment strategy within its own proprietary index.

[3]	The number of indexes takes into consideration different currency and return versions (e.g., price, net and gross returns).

•

MSCI Factor Indexes. MSCI Factor Indexes, which are built using the Barra Equity Models created in our Analytics segment, seek to address a growing trend among institutional investors and asset managers whose investment processes include allocation to systematic risk factors.  MSCI Factor Indexes reflect components of equity returns that can be attributed to factors such as Volatility, Yield, Value, Quality, Size and Momentum. We offer a broad suite of factor indexes that have been developed using the expertise of our Analytics segment, including high-exposure factor indexes (e.g., the MSCI Minimum Volatility Index), high capacity factor indexes (e.g., MSCI Value Weighted Indexes), combinations of single-factor indexes (e.g., MSCI Factor Mix A-Series Indexes) and multi-factor indexes (e.g., MSCI Diversified Multiple-Factor Indexes). Clients benefit from a consistent modeling framework across Factor Indexes and the Analytics segment’s offerings using Barra Equity Models in portfolio construction, risk management and performance attribution tools.

•

MSCI ESG Indexes. MSCI ESG Indexes, which are constructed using research from our ESG segment, are designed to meet the growing demand for indexes that integrate ESG criteria into portfolio construction.  Investors that wish to measure performance across various aspects of Environmental (e.g., climate change), Social (e.g., human capital) and Governance (e.g., corporate governance) metrics can use these benchmarks to inform a long-term sustainable investment view. They enable clients to benchmark the performance of ESG portfolios, to monitor compliance with ESG mandates and serve as the basis for index-based ESG investment products and portfolios. The MSCI ESG Indexes include:

o

ESG Integration Indexes that are designed to help investors incorporate ESG criteria into their core asset allocation and investment process. These include the MSCI ESG Universal Indexes (e.g., MSCI ACWI ESG Universal Index) or MSCI ESG Leaders Indexes (e.g., MSCI USA ESG Leaders Index), which use MSCI ESG Ratings to identify companies that have demonstrated an ability to manage their ESG risks and opportunities;

o

Values-based Indexes that include companies with the highest ESG Ratings but also exclude companies based on certain values, norms or ethical standards. These include the broad MSCI SRI Indexes, the KLD 400 Social Index as well as Values-based Indexes focused on specific themes (e.g., MSCI World ex-Tobacco Involvement Index);

o

Environmental Indexes, including Low Carbon Target Indexes, Global Environment Indexes, and Fossil Fuels Exclusion Indexes that include investors aiming to reduce their carbon exposure or capture opportunities in renewable energy and clean technology;

o

Impact Indexes, such as the Sustainable Impact Indexes, that include companies that derive revenues from products and services that address environmental and social challenges aligned with the Sustainable Development Goals adopted by the United Nations; and

o	Custom ESG indexes based on client-defined ESG specifications.

•

MSCI Real Assets Indexes. MSCI Real Assets Indexes provide investors with transparency and insight into this asset class. MSCI’s Real Assets Indexes include MSCI Real Estate Indexes (e.g., MSCI US REIT Index; MSCI Sector/Core/Factor/Liquid Real Estate Indexes), MSCI Infrastructure Indexes, MSCI Agriculture Producers Indexes, MSCI Timber Select Index, MSCI Commodity Producers Indexes and MSCI Natural Resources Indexes.

•

Global Industry Classification Standard (“GICS”®). GICS and GICS Direct were developed and are maintained jointly by MSCI and Standard & Poor’s Financial Services, LLC, a subsidiary of S&P Global Inc. (“Standard & Poor’s”). This classification system was designed to respond to clients’ needs for a comprehensive, consistent and accurate framework for classifying companies into industries. GICS is widely accepted as an industry analysis framework for investment research, portfolio management and asset allocation. GICS Direct is a database comprised of active companies and securities classified by sector, industry group, industry and sub-industry in accordance with the proprietary GICS methodology. The MSCI US and Global Sector Indexes are comprised of GICS sector, industry group, and industry indexes across countries and regions in Developed, Emerging and select Frontier markets. The MSCI Global Sector Indexes provide a global structure for benchmarking sectors and can also serve as the basis for index-linked structured products and other investment vehicles, such as ETFs and exchange traded notes.

•

Thematic Indexes.  In 2018, MSCI launched thematic indexes to reflect the performance of various broad investment themes. These indexes allow investors to identify specific social, economic, industrial, environmental or demographic trends and their long-term secular, cyclical and structural influences on the world’s economies and markets.  These indexes include:

o	MSCI Ageing Society Opportunities Index that aims to represent the performance of companies that cater to the health, recreation and lifestyle needs of the older population;
o	MSCI Robotics Index that aims to represent the performance of companies that potentially stand to benefit from increased adoption and utilization of robots and automation;
o

MSCI Cybersecurity Index that aims to represent the performance of companies that potentially stand to benefit from increased investment in systems, products and services that provide protection against cyberattacks; and

o	MSCI Efficient Energy Index that aims to represent the performance of companies that are in the business of offering products and services that promote power generation using renewable sources.

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

The content we create in our Analytics segment includes models to support factor-based analytics (equity, fixed income and multi-asset class models), pricing models, time series-based analytics, as well as underlying content that is used as inputs to these models such as interest rate and credit curves.  We continue to develop new and improved content in response to the evolving needs of our clients.  For example, our new fixed income factor model (FI400) has been combined with models that cover currencies, commodities, equities, mutual funds, hedge funds and private assets – private real estate and private equity – to deliver our next generation multi-asset class factor model (the MSCI Multi-Asset Class (“MAC”) Factor Model) providing clients with greater insights into the drivers of risk in their portfolios.  Our Analytics content includes:

•

Equity Factor Models. The proprietary risk data in Barra Equity Models provides clients with a better understanding of their sources of risk and return and a factor structure that is aligned to multiple investment horizons, which enables them to select the risk data that best suits their investment style. Barra Equity Models include Barra Global Total Market Models, Barra Regional Equity Models and Barra Single Country Models. In 2018, we launched our new European Equity Model that allows clients to attribute portfolio performance to ESG exposures. Barra Equity Models are available through our applications, third-party applications and directly to clients for integration into their own applications. In addition, we use Barra Equity Models in our Index segment to construct MSCI Factor Indexes.

•

Fixed Income Factor Models. Our Fixed Income Factor Models are used by clients for portfolio construction, risk management, and performance attribution in fixed income portfolios.  FI400 incorporates Duration Times Spread (“DTS”) factors as forward-looking indicators of risk; country-specific spreads for Eurozone sovereign bonds; and broad coverage of cash bonds, derivatives, and securitized products across developed and emerging markets. Our Fixed Income Factor Models are fully integrated into our MAC Factor Models, and are available through our applications, and directly to clients for integration into their own applications.

•

Multi-Asset Class Factor Models. Our MAC Models provide a detailed view of risk across markets and asset classes, including currencies, equities, fixed income, commodities, mutual funds, hedge funds and private assets, including private real estate (for which we use content from our Real Estate segment) and private equity investments. The process of creating our MAC Models begins by identifying the factors that affect the returns of various asset classes. These factors are then combined into a single global model that forecasts the risk of multi-asset class global portfolios. MAC Models include the Barra Integrated Model (“BIM”) as well as the next generation MSCI MAC Factor Model which, among other enhancements, leverages FI400. The MSCI MAC Factor Model is available through our applications and directly to clients for integration into their own applications.

•

Multi-Asset Class Risk Analytics. Our MAC Risk Analytics provide a full suite of single security and portfolio level analyses used by clients to measure and attribute risk in multi-asset class portfolios. MAC Risk Analytics include pricing models, sensitivities, stress testing, liquidity risk analytics, and a comprehensive set of configurable statistical risk measures such as standard deviation, tracking error, correlations and VaR.

•

Performance Analytics. Our Performance Analytics enable clients to measure and attribute ex-post performance and risk using a framework consistent with our ex-ante risk analytics.  We offer dedicated equity factor-based, fixed income, and Brinson-based multi-asset class models which provide granular and flexible return decomposition on portfolios and benchmarks.   We also offer a multi-portfolio attribution model geared toward asset allocators and plan sponsors.

Our clients access our Analytics content through our own proprietary applications and application programming interfaces, or through third-party applications or directly on their own platforms.  MSCI Analytics applications provide clients with integrated market data and constituent-level indexes aggregated from multiple third-party and proprietary sources. This integrated market and benchmark data significantly reduces the operational burden on clients for both the implementation and on-going operation of our Analytics products.

Our major applications include the following:

•

RiskMetrics RiskManager. We believe that RiskMetrics RiskManager is an industry leader in VaR simulation and in stress testing. Clients use RiskManager for daily analysis, measuring and monitoring of market and liquidity risk at fund and firm levels, sensitivity and stress testing, interactive what-if analysis, counterparty credit exposure and regulatory risk reporting. RiskManager is a scalable platform accessed by clients via a license to a secure, interactive web-based application service. RiskManager is also offered as an outsourced risk reporting service.

•

BarraOne. BarraOne, powered by our MAC Models and BIM, provides clients with global, multi-asset class risk analysis using Barra’s fundamental factor methodology originally developed in 1975 that allows clients to understand the themes driving the risk and performance of their investments. These themes (e.g., Value, Momentum, etc.) are called “Factors.” BarraOne also includes VaR simulation, stress testing and optimization modules that enable clients to manage multi-asset class portfolios, carry out risk budgeting and asset allocation, manager monitoring and performance attribution.

•

Barra Portfolio Manager. Barra Portfolio Manager, powered by Barra Equity Models, is an integrated risk and performance platform that is designed to help equity fund managers and their teams gain additional portfolio insight, manage their investment processes more systematically and make faster, more informed investment decisions. The hosted interactive user interface allows users to analyze risk and return, conduct pre-trade what-if analysis across a number of scenarios and construct portfolios using the Barra Optimizer. We also offer many of the benefits of this hosted platform in a locally hosted solution called Barra Aegis.

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

•

MSCI Analytics Platform.  In recent years, we have made significant investments in developing a new MSCI Analytics Platform that will provide clients with a more unified approach for using our content and applications to solve their investment problems. The MSCI Analytics Platform seeks to provide a more holistic client experience by providing better reporting and visualization tools and direct access to capabilities and content currently available through our other Analytics applications, as well as content from other operating segments. In 2018, for example, ESG content was fully integrated into and made available through our MSCI Analytics Platform in response to demand from institutional managers who are looking for ways to integrate ESG into their investment processes.

Our Analytics segment also provides various managed services to help clients operate more efficiently as well as address the needs of certain specialized areas of the investment community by providing a reporting service and performance reporting tools to institutional consultants and investors in hedge funds.

•

Managed Services.  As described in Part I, Item 1. “Business—Growth Strategy,” we have, and continue to expand our, capabilities to deliver new workflow solutions and data services to our clients to enable them to operate more efficiently. Our services include consolidation of client portfolio data from various sources, data reconciliation analysis, uploading of data into our risk and portfolio management applications, review of results and identification of data anomalies and customized reporting.  Our Managed Services lower our clients’ internal cost of doing business by allowing clients to focus on value-added work, enabling faster implementations and making the use of our products more efficient.

•

HedgePlatform. HedgePlatform, is a reporting service that allows clients who invest in hedge funds, including funds of funds, pension funds and endowments, to measure, evaluate and monitor the risk of their hedge fund investments across multiple hedge fund strategies. We collect position-level information from hedge funds on a monthly basis and provide clients with risk information for each individual hedge fund in which they invest as well as aggregate risk information for their overall portfolio of hedge funds. Clients who use RiskManager to measure the risk of their own holdings can further integrate the positions collected via our HedgePlatform service to allow computation of risk across their entire portfolio, while the confidential and proprietary nature of the underlying hedge fund holdings is maintained.

All Other – ESG

MSCI ESG Research analyzes over 7,8004 companies worldwide to help institutional investors understand how environmental, social and governance factors can impact the long-term risk of their investments. Subscribers to MSCI ESG Research include global asset managers, leading asset owners, consultants, advisers and academics.

In addition, MSCI ESG Research data and ratings are used in the construction of equity and fixed income indexes to help institutional investors more effectively benchmark ESG investment performance, issue index-based investment products, as well as manage, measure and report on ESG mandates.  Additionally, the data and ratings produced by MSCI ESG Research are made available on most applications offered by our Analytics segment.

MSCI’s ESG offerings include:

•

MSCI ESG Ratings. MSCI ESG Ratings are designed to identify ESG risks or opportunities that may not be captured through conventional analyses. This includes ratings of equity issuers and fixed income securities, including corporate, sovereign and other government related bonds. Ratings are designed to identify and analyze ESG issues, including exposures (e.g., business segment and geographic risk), management and industry-specific measures that may include the intersection of a company’s major social and environmental impacts with its core business operations, thereby identifying potential risks and opportunities for the company and its investors.

•

MSCI ESG Business Involvement Screening Research. MSCI ESG Business Involvement Screening Research is a screening service that enables institutional investors to manage ESG standards and restrictions reliably and efficiently. Asset managers, investment advisers and asset owners can access screening research through the online MSCI ESG Manager platform or a data feed to satisfy their clients’ investment guidelines, implement client mandates and manage potential ESG portfolio risks.

[4]	Does not include subsidiary-level companies.

All Other – Real Estate

Our Real Estate segment includes research, reporting, market data and benchmarking offerings that provide real estate performance analytics for funds, investors and managers. Our Real Estate performance and risk analytics range from enterprise-wide to property-specific analysis. Some of the risk analysis generated in the Real Estate segment is also used in the products offered by our other operating segments. For example, the MAC models created in our Analytics segment offers a view of risk across market and asset classes, including private real estate, by incorporating content generated in the Real Estate segment. We also provide business intelligence to real estate owners, managers, developers and brokers worldwide.  Real Estate offerings include:

•

MSCI Enterprise Analytics.  MSCI Enterprise Analytics is an interactive application that offers a single integrated analysis to private real estate investors and managers, providing them with the ability to evaluate and analyze the drivers of portfolio performance across an organizations’ investments, as well as review exposures and concentrations across markets, asset types and increasingly diverse portfolios.

•

MSCI Global Intel.  MSCI Global Intel is a leading database that equips asset owners, researchers, strategists and portfolio and risk managers with data analytics to enhance their understanding of local, regional and global real estate performance and risks. The tool comprises a consolidated set of global, regional, national, city and submarket indexes with segmentation by property type.  It also allows users to generate tailored analyses through MSCI Global Intel PLUS with custom filters on asset specific characteristics such as property type, location and risk profile to create the appropriate comparisons that are essential to managing performance and risk.

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

Geographic Information

We currently have branches or subsidiaries in the following locations: Australia, Brazil, Canada, China, England, France, Germany, Hong Kong, Hungary, India, Italy, Japan, Korea, Mexico, the Philippines, Singapore, South Africa, Sweden, Switzerland, Taiwan, United Arab Emirates and the U.S. See Note 12, “Segment Information,” of the Notes to Consolidated Financial Statements included herein for additional information on our revenues and certain assets by geographic area.

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

There is also growing competition from industry participants, including asset managers and investment banks, that create their own indexes, often in cooperation with index providers such as Solactive, which may, among other things, provide some form of calculation agent service. Asset managers, such as WisdomTree and Goldman Sachs Asset Management, manage funds, including ETFs, based on their own proprietary indexes, and many investment banks have launched structured products or created over-the-counter derivatives based on their own proprietary indexes.  This is often referred to as self-indexing.

Our Analytics offerings compete with offerings from a range of competitors, including Axioma, Inc., BlackRock Solutions, Bloomberg Finance L.P., and FactSet Research Systems Inc.  Additionally, some of the larger broker-dealers have developed proprietary analytics tools for their clients. Similarly, some of the large global investment organizations, such as custodians, have developed internal risk management and performance analytics tools that they offer to their clients.

We also have a variety of competitors for our other offerings that comprise a smaller portion of our revenues.

Intellectual Property and Other Proprietary Rights

We consider many aspects of our offerings, processes and services to be proprietary. We have registered “MSCI,” among other marks, as trademarks or service marks in the United States and in certain foreign countries. We will continue to evaluate the registration of additional trademarks, service marks and copyrights as appropriate. From time to time, we also file patent applications to protect our proprietary rights. Additionally, many of our offerings, processes and services require the use of intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our offerings and services.

Although we believe the ownership of patents, copyrights, trademarks, service marks, the implementation of certain measures to protect our intellectual property and proprietary rights and our ability to obtain the rights to use intellectual property of third parties are important to our business and contribute in part to our overall success, we do not believe we are dependent on any one of our intellectual property rights or any one license to use third-party intellectual property. For a description of the risks associated with legal protection of our intellectual property and other rights, infringement claims and the ability to obtain or renew licenses for third-party intellectual property, see Part I, Item 1A. “Risk Factors” below.

Employees

We had 3,112 and 3,038 employees as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, 61.4% and 59.0% of our employees, respectively, were located in emerging market centers.  As of December 31, 2018 our employees were based in 21 countries in order to maintain close contact with our clients and the international markets we follow.

Government Regulation

The Company is subject to reporting, disclosure and recordkeeping obligations pursuant to SEC requirements. Pursuant to the European Union’s benchmark regulation, the United Kingdom’s Financial Conduct Authority (“UK FCA”) authorized MSCI Limited (a subsidiary of MSCI Inc.) to be the benchmark administrator for all MSCI equity indexes on March 5, 2018.  The Company is currently implementing the EU benchmark regulation for a limited set of the UK MSCI private real estate indexes. Information about index regulation is periodically updated on our website at https://www.msci.com/index-regulation.  The contents of our website, including this webpage, are not, however, a part of or incorporated by reference in this Annual Report on Form 10-K.

MSCI ESG Research is a registered investment adviser and must comply with the requirements of the Investment Advisers Act of 1940 (the “Advisers Act”) and related SEC regulations. Such requirements relate to, among other things, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. It is possible that in addition to MSCI ESG Research and certain of its subsidiaries, other entities in our corporate family may be required to register as an investment adviser under the Advisers Act or comply with similar laws or requirements in states or foreign jurisdictions.  We registered in 2012 with the State Council Information Office of the Ministry of Commerce and the State Administration for Industry and Commerce

in China as a foreign institution supplying financial information services in China. This license is currently administered by the Cyberspace Administration of China.  For a description of the risks associated with government regulation, see Part I, Item 1A. “Risk Factors” below.

Executive Officers of the Registrant

Name	Age	Position
Henry A. Fernandez	60	Chairman and Chief Executive Officer
C.D. Baer Pettit	54	President
Kathleen A. Winters	51	Chief Financial Officer and Treasurer
Laurent Seyer	54	Chief Operating Officer and Chief Client Officer
Scott A. Crum	62	Chief Human Resources Officer

There are no family relationships between any of our executive officers and any director or other executive officer of the Company.

Henry A. Fernandez

Mr. Fernandez has served as Chairman since October 2007 and as Chief Executive Officer and a director since 1998. He also served as President from 1998 until October 2017. Before leading MSCI’s transition to becoming a fully independent, standalone public company in 2009, he was a Managing Director at Morgan Stanley, where he worked in emerging markets product strategy, equity derivative sales and trading, mergers and acquisitions, worldwide corporate finance and mortgage finance for U.S. financial institutions. Mr. Fernandez worked for Morgan Stanley from 1983 to 1991 and from 1994 to 2009. Mr. Fernandez also serves on the boards of directors/trustees of Stanford University, King Abdullah University of Science and Technology, Memorial Sloan-Kettering Cancer Center, the Foreign Policy Association, and Catholic Charities of the Archdiocese of New York. Mr. Fernandez is the former Chair of the Advisory Council of the Stanford University Graduate School of Business. He holds a Bachelor of Arts in economics from Georgetown University, an M.B.A. from the Stanford University Graduate School of Business and pursued doctoral studies in economics at Princeton University.

C.D. Baer Pettit

Mr. Pettit has served as the Company's President since October 2017. As President, Mr. Pettit oversees the Company's business functions, including client coverage, marketing, product management, research and product development, technology and operations. He previously served as Chief Operating Officer from 2015 to 2017, Head of the Product Group from February 2015 to September 2015, Head of Index Products from 2011 to 2015, Head of Marketing from 2005 to 2012 and Head of Client Coverage from 2001 to 2012. Prior to joining the Company, Mr. Pettit worked for Bloomberg L.P. from 1992 to 1999. Mr. Pettit holds a Master of Arts degree in history from Cambridge University and a Master of Science degree from the School of Foreign Service at Georgetown University.

Kathleen A. Winters

Ms. Winters has served as the Chief Financial Officer and Treasurer since May 2016. Prior to joining MSCI, Ms. Winters served as the Vice President and Chief Financial Officer of Performance Materials and Technologies, an operating segment of Honeywell International, Inc. (“Honeywell”) from 2012 to 2016. She served in various positions of increasing responsibility at Honeywell from 2002 to 2016, including Vice President, Corporate Controller and Chief Accounting Officer, Vice President of Business Analysis and Planning, and Chief Financial Officer of the Specialty Products business group. Ms. Winters began her career at PricewaterhouseCoopers LLP (“PwC”) where she served in various positions from 1989 to 2001 within the Technology Information Communications and Entertainment practice. She earned her Bachelor of Science degree in Accounting from Boston College.

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

Scott A. Crum

Mr. Crum has served as the Chief Human Resources Officer since April 2014. Prior to joining MSCI, Mr. Crum served as global head of human resources for four publicly traded companies. Mr. Crum worked for Avon Products, Inc. as Senior Vice President of Human Resources and Chief People Officer from 2012 to 2013. From 2010 to 2012, Mr. Crum served as Senior Vice President and Chief People Officer of Motorola Mobility Holdings, Inc., one of two publicly traded companies formally created when Motorola Inc. split in January 2011 until it was acquired by Google. Prior to that, he served as the Senior Vice President and Director of Human Resources of ITT Corporation from 2002 to 2010 and Senior Vice President of Administration and Employee Resources at General Instruments Corp. from 1997 to 2000. Mr. Crum holds a Bachelor of Business Administration with a concentration in industrial relations from Southern Methodist University.

Available Information

Our corporate headquarters is located at 7 World Trade Center, 250 Greenwich Street, 49th Floor, New York, New York, 10007, and our telephone number is (212) 804-3900. We maintain a website on the internet at www.msci.com. The contents of our website are not a part of or incorporated by reference in this Annual Report on Form 10-K.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information that we file electronically with the SEC at www.sec.gov. We also make available free of charge, on or through our website, these reports, proxy statements and other information as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these, click on the “SEC Filings” link found on our Investor Relations homepage (http://ir.msci.com).

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

We rely on the accuracy and quality of third-party data and software products and depend on the ability and willingness of third-party data and software providers to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes to produce and deliver our products, provide services and develop new products and services. Additionally, we rely on certain third-party vendors to distribute our data to clients. While some of our vendors generate revenue in connection with distributing our data, others do not derive a direct financial benefit.  Should any of our key vendors refuse to distribute our data for any reason, we would need to find alternative ways to distribute our data, which may have a material adverse effect on our business, financial condition or results of operations.

If the data and software products from our suppliers have errors, are delayed, have design defects, become incompatible with future versions of our products, are unavailable on acceptable terms or are not available at all, we may not be able to deliver our products and services and our business, financial condition or results of operations could be materially adversely affected. As of December 31, 2018, we relied on the data of over 200 suppliers, including large volumes of data from certain stock exchanges around the world.

Many of our data and software suppliers compete with one another and, in some cases, with us.  Some of our agreements with data suppliers allow them to cancel on short notice and we have not completed formal agreements with all of our data suppliers, such as certain stock exchanges. From time to time we receive notices from data suppliers, including stock exchanges, threatening to terminate the provision of their data to us, and some data suppliers, including at least one stock exchange, have terminated the provision of their data to us. Termination of the provision of data by one or more of our significant data suppliers or exclusion from, or restricted use of, or litigation in connection with a data provider’s information could decrease the information available for us to use (and offer our clients) and may have a material adverse effect on our business, financial condition or results of operations.

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

A portion of our revenues are from asset-based fees and these revenue streams are concentrated in some of our largest clients, including BlackRock, and in our largest market, the U.S. Our clients, including our largest clients, may seek to negotiate a lower asset-based fee percentage for a variety of reasons. As the assets of index-linked investment products, including ETFs, mutual funds and institutional accounts, managed by our clients change, they may request to pay us lower asset-based fee percentages, which are sometimes calculated as a percentage of the relevant product’s total expense ratio (“TER”). Additionally, competition is intense and increasing rapidly among our clients that provide index-linked investment products, including ETFs. The fees providers of index-linked investment products charge their clients are one of the competitive differentiators for these managers with some providers seeking to win or retain business by charging their clients lower fees. As noted above, in many cases our fees can be affected by an increase or decrease in an investment product’s TER. A reduction in the TER or an elimination of TER may negatively impact our revenues.  Additionally, our clients, including our largest clients, may seek to lower or eliminate AUM floors (i.e., minimum asset-based fee percentages) or impose or lower AUM ceilings (i.e., maximum asset-based fee percentages). Such changes in our fee structure could individually, or in the aggregate, negatively impact our revenues.

Moreover, clients that have licensed our indexes to serve as the basis of index-linked investment products are generally not required to continue to use our indexes and could elect to cease offering the product or switch to a lower fee index.  For example, at least one large client ceased using MSCI indexes as the basis for a significant number of its index funds. Additionally, clients that license our indexes to serve as the basis for listed futures and options contracts might discontinue such contracts.  We have a differentiated licensing strategy for our indexes and from time to time experience faster growth in lower fee product areas, resulting in a lower average asset-based fee percentage for licensing our indexes. While we look to maximize the price and volume trade-off over the long-term, there can be no assurance that we will be able to do so in the future.  Results for any given quarter could be materially adversely affected by stronger growth in AUM in index-linked investment products with lower than average product fees not sufficiently offset by growth in AUM in index-linked investment products in higher than average product fees. In the instances described above, our asset-based fees could dramatically decrease, which could have a material adverse effect on our business, financial condition or results of operations. Finally, to the extent that an asset manager finds it beneficial to offer clients multiple kinds of index-linked investment products based on the same indexes, a shift away from use of an index as the basis of one type of product may lead to a corresponding shift away from the use of the same index as the basis of another type of product.

If we are required to offer clients materially lower asset-based fee percentages with respect to index-linked investment products that generate fees based on the assets of such products or our largest clients cease to use our indexes, our revenues could be negatively impacted, which could have a material adverse effect on our business, financial condition or results of operations.

Our business may be affected by changes in the capital markets, particularly the equity capital markets, and is dependent on our clients’ continued investment in equity securities as well as the measurement of the performance of their equity investment against equity benchmarks.  If investment in equity markets declines, revenue attributable to our clients’ use of our indexes or Analytics products could decrease which could have a material adverse effect on our business, financial condition or results of operations.

A significant portion of our revenues comes from our products that are focused on various aspects of managing or monitoring equity portfolios. Our equity indexes serve as equity benchmarks against which our clients can measure the performance of their investments and are also used by clients as the basis for certain index-linked investment products, such as ETFs and mutual funds, for a fee based on the value of the investment product’s assets. The value of an investment product’s assets may increase or decrease in response to changes in market performance and cash inflows and outflows, which could impact our revenues. For example, cash inflows into an ETF may be offset by a decline in the performance of the ETF and vice versa. Asset-based fees accounted for 23.5% and 21.7% of revenues for the fiscal years ended December 31, 2018 and 2017, respectively. These asset-based fees accounted for 56.1% and 55.5% of the total revenues from our ten largest clients for the fiscal years ended December 31, 2018 and 2017, respectively.

Our Analytics segment offers performance attribution and portfolio management content, applications and services that provide clients with an integrated view of risk and return of their equity portfolios. Additionally, equity models developed in our Analytics segment are used to construct MSCI Factor Indexes. A move away from equity investing could decrease demand for such products.

Volatile capital markets, which may impact whether investors choose to invest in developed or emerging markets, or in the U.S. or non-U.S. markets, as well as changing investment styles, among other factors, may influence an investor’s decision to invest in and maintain an investment in an index-linked investment product or lead clients to significantly deemphasize equity securities in their investment strategies, which could have a material adverse effect on our business, financial condition or results of operations. If clients decide to measure performance on an absolute return basis instead of against an equity benchmark, the demand for our equity indexes could decrease. While we offer products and services to both active and passive investment managers, an economic trend that significantly favors active investment could lead to decreased demand for index-linked investment products or equity based investment strategies, which could decrease our revenues.  Accordingly, the value of assets in index-linked investment products can fluctuate significantly over short periods of time and such volatility may be further impacted by fluctuations in foreign currency exchange rates.  If we are unable to offset the impact of decreased revenues associated with our indexes and Analytics products, including by managing our operating costs, our profitability could be materially adversely affected. See “—Our growth and profitability may not continue at the same rate as we have experienced in the past for several reasons, including if our operating costs are higher than expected, which could have a material adverse effect on our business, financial condition or results of operations” below.

Any resulting failures, disruptions or instability of our information technology platform, electronic delivery systems, or the internet, including a cybersecurity breach or cyberattack, may result in reputational harm and have a material adverse effect on our business, financial condition or results of operations.

We depend heavily on the capacity, reliability and security of our information technology platform, electronic delivery systems and their components, including our data centers, and the internet to seamlessly provide clients with products and customer service. Heavy use of our electronic delivery systems and other factors such as loss of service from third parties, operational failures, sabotage, break-ins and similar disruptions from unauthorized changes (tampering, intrusions or hacking), human error, cyberterrorism, cybercrime, ransomware, terrorist attacks affecting sites where we are located, natural disasters, power loss, telecommunications failures, technical breakdowns, internet failures or computer viruses could impair our systems’ operations or interrupt their availability for extended periods of time. Our ability to effectively use the internet may also be impaired due to infrastructure failures, service outages at third-party internet providers or increased government regulation. If disruptions, failures or slowdowns occur with respect to our operations, including to our information technology platform, our electronic delivery systems or the internet, our reputation and our ability to distribute our products effectively and to serve our clients, including those clients for whom we provide managed services or to whom we distribute index and constituent data on a real time basis that is used to manage funds that replicate MSCI indexes, may be materially adversely affected. For example, we have in recent years experienced denial-of-service attacks. While we have been able to defend our systems against such disruptions and attacks in the past, there is no assurance that we will be able to do so successfully in the future or that our disaster recovery or business continuity plans will be effective in mitigating the risks and costs associated with the particular event that has occurred.  While we have and continue to invest in risk management and information security measures, including employee training, disaster recovery and business continuity plans, the total cost of ongoing development and implementation may increase over time given enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity breaches. Although we currently estimate that the total cost of ongoing development and implementation of our disaster recovery and business continuity plans will not have a material impact on our business, financial condition or results of operations, we cannot provide any assurance that our estimates regarding the timing and cost of implementing these plans will be accurate.

Any material breaches of cybersecurity or third-party reports of perceived security vulnerability to the Company’s systems, even if no breach has occurred, could cause the Company to suffer reputational harm, loss of customers and revenue, regulatory actions and scrutiny, litigation or financial losses that are either not insured against or not fully covered through any insurance maintained by the Company. Any of the foregoing could lead to unexpected or higher than estimated costs and have a material adverse effect on our business, financial condition or results of operations.  See “—Any failure to ensure and protect the confidentiality of data could adversely affect our brand and reputation and have a material adverse effect on our business, financial condition or results of operations” below.

Any failure to ensure and protect the confidentiality of data could adversely affect our brand and reputation and have a material adverse effect on our business, financial condition or results of operations.

Many of our products provide for the exchange of sensitive information with our clients through a variety of media, such as the internet, applications and dedicated transmission lines. We rely on a complex system of internal processes and software controls along with policies, procedures and training to protect data that we receive in the ordinary course of business, including sensitive and confidential client data such as material non-public information and client portfolio data that may be provided to us or hosted on our systems, against unauthorized data access or disclosure. The Company may also be exposed to more targeted cyberattacks aimed at accessing certain information on our systems because of our prominence in the global marketplace, including client data, our ESG ratings of corporate issuers and the composition of our indexes. As a result of increased cyber threats and cybersecurity and privacy regulations, clients have increasingly requested additional security measures on the products we provide and details about our internal processes and software controls, policies and procedures related to security, processing integrity and confidentiality or privacy.  Such requests may increase our cost of implementation and expose us to additional cybersecurity risks. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, if we experience difficulties in the implementation of our internal controls, policies or procedures or additional security measures requested by clients, if we experience cyberattacks that lead to a security or data privacy breach or if an employee purposely circumvents or violates our internal controls, policies or procedures, then unauthorized access to, or disclosure or misappropriation of, data could occur. Additionally, while we believe our internal controls, policies and procedures are currently adequate in protecting the confidentiality of data, breaches of confidentiality may still occur as a result of human error, particularly in connection with a more manual process for processing such data.

Such breaches, unauthorized access, disclosure or misappropriation may result in claims against us by our clients or regulatory inquiry or censure, which could, individually or in the aggregate, damage our brand and reputation and/or have a material adverse effect on our business, financial condition or results of operations. If a failure of our internal controls, policies or procedures or a cyberattack results in a security or data privacy breach, we could also incur increased operating expenses to remediate the problems caused by the breach and prevent future breaches, which could have a material adverse effect on our business, financial condition or results of operations. See “ —Changes in government regulations, including the implementation of new or pending financial or operational regulations or the repeal of existing financial or operational regulations, could materially adversely affect our business, financial condition or results of operations” below.

Migration of our applications and infrastructure to new technologies, data centers and software could result in unanticipated interruption and delay in the performance and delivery of our products which could impair our ability to provide clients with products and customer service.  Such impairment may have a material adverse effect on our financial condition or results of operations.

We have experienced unanticipated interruption and delay in the performance and delivery of certain of our products after we migrated certain of our applications and infrastructure to new data centers. While we have taken steps to mitigate such interruptions and delays, we cannot provide assurance that they will not occur again in the future even after extensive testing of new software and hardware. We could also experience cancellations and reduced demand for our products and services due to such interruptions and delays, which may result in decreased revenues. We may also experience unanticipated interruption and delay in the performance and delivery of certain of our products after adopting new technologies and software, including cloud computing, virtualization and Agile software development, in place of more traditional methods of development and support. We may also incur increased operating expenses to recover data, repair, replace or remediate systems, equipment or facilities, and to protect ourselves from and defend against such disruptions and attacks. Accordingly, any significant failures, disruptions or instability affecting our information technology platform, electronic delivery systems or the internet may have a material adverse effect on our financial condition or results of operations and our insurance may not be adequate to compensate us for all losses, failures, or breaches.

We have confidentiality and conflict of interest policies in place regarding index composition decisions and have implemented information barrier procedures to protect the confidentiality of any material, non-public information regarding changes to and the integrity of our equity indexes. If our confidentiality policies, conflict of interest policies or information barrier procedures fail, our reputation could be damaged and our business, financial condition or results of operations could be materially adversely affected

We change the composition of our indexes from time to time. We believe that, in some cases, the changes we make to our equity indexes can affect the prices of constituent securities as well as products based on our indexes. Our index clients rely on us to keep confidential material non-public information about changes to the future composition of an index and to protect against the misuse of that information until the change to the composition of the index is disclosed to clients. We have confidentiality policies in place and have implemented information barrier procedures to limit access to this information and to prevent the unauthorized disclosure and misuse of information regarding material non-public changes relating to our equity indexes. These policies are designed to limit dissemination of information not only between MSCI and the rest of the world, but also within MSCI. We have conflict of interest policies in place to ensure that employees act with integrity, including not putting their own personal interests or financial gain above the interests of the Company and our clients.  If our confidentiality policies, conflict of interest policies or information barrier procedures fail or we are delayed in implementing such procedures as necessary with respect to a newly acquired business and an employee inadvertently discloses, or deliberately misuses material non-public information related to one of our indexes in violation of such policies, our reputation may suffer. Clients’ loss of trust and confidence in our confidentiality policies, conflict of interest policies or information barrier policies and procedures could negatively impact our brand or reputation throughout the investment community, which could have a material adverse effect on our business, financial condition or results of operations.

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

Rapidly increasing competition and financial and budgetary pressures affecting clients in our industry may cause price reductions or loss of market share, which may materially adversely affect our business, financial condition or results of operations.

We face rapidly increasing competition across all markets for our products and services. Our competitors range in size from large companies with substantial resources to small, single-product businesses that are highly specialized. Our larger competitors may have access to more resources and may be able to achieve greater economies of scale, and our specialized competitors that are focused on a narrower product line may be more effective in devoting technical, marketing and financial resources to compete with us with respect to a particular product. Some competitors may offer price incentives or different pricing structures that are more attractive to clients to expand their market share, and may also consolidate with one another or form joint ventures or other business arrangements, which could allow for a narrower pool of competitors that are better capitalized or that are able to gain a competitive advantage through synergies resulting from an expanded suite of products and services.

In addition, barriers to entry may be low in many of the markets for our products and services, including for single-purpose product companies. Low barriers to entry could lead to the emergence of new competitors. For example, more broker-dealers and data suppliers could begin developing their own proprietary risk analytics or indexes. Recent developments, including increases in the availability of free or relatively inexpensive information, advances in cloud computing and the increase in open source code, as well as proprietary software in specific areas, such as pricing, high volume computing, orchestration layers for services, and visualization, have increasingly allowed free or relatively inexpensive access to information sources, which has reduced barriers to entry even further.

Financial and budgetary pressures affecting our clients, including those resulting from weak or volatile economic conditions, may lead certain clients to reduce their overall spending on our products or services, including by seeking similar products or services at a lower cost than what we are able to provide, by consolidating their spending with fewer providers, by consolidating with other clients or by self-sourcing certain of their informational needs. Accordingly, competitive and market pressures may result in fewer clients, fewer subscriptions or investment product licenses, including as a result of client closures and consolidations, price reductions, prolonged selling and renewal cycles, and increased operating costs, such as for marketing and product development, which could, individually or in the aggregate, result in a material adverse effect on our business, financial condition or results of operations. See “—Our clients that pay us a fee based on the assets of an index-linked investment product may seek to negotiate a lower asset-based fee percentage or lower the total expense ratio of such products or may cease using our indexes, which could limit the growth of or decrease our revenues from asset-based fees” above and Part I, Item 1. “Business—Competition” above.

To remain competitive and generate customer demand, we must successfully develop new and enhanced products and services and effectively manage transitions and product integrations. Failure to do so could limit our ability to maintain or grow current revenues, which could have a material adverse effect on our business, financial condition or results of operations.

We operate in an industry that is characterized by rapid technological change and evolving industry standards. Due to the highly volatile and competitive nature of this industry and the impact of technological change on our products and services, we must continually introduce new products and services, enhance existing products and services, including through integration of products and services within MSCI and with third-party platforms, and effectively generate customer demand for new and upgraded products and services. If, among other things, we fail to accurately anticipate or respond or adapt to evolving technologies and changing industry standards, if we fail to anticipate and meet the needs of our clients through the successful development of new products and services, if our new products and services are not attractive to our clients or cannot be integrated with third-party platforms, if our new products do not perform as well as anticipated, if we misprice our new products and services, if the launch of new products and offering of new services is not timely, or if competitors in any business line introduce products, services, systems and processes that are more competitive than ours or that gain greater market acceptance, we could lose market share and clients to our competitors which could materially adversely affect our business, financial condition or results of operations.

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

As of December 31, 2018 and 2017, revenues from our ten largest clients accounted for 28.6% and 27.8% of our total revenues, respectively. Our revenue growth depends on our ability to obtain new clients and achieve and sustain a high level of renewal rates with respect to our existing subscription base and our investment product licenses. Failure to achieve one or more of these objectives could have a material adverse effect on our business, financial condition and operating results. For the fiscal year ended December 31, 2018, our largest client organization by revenue, BlackRock, accounted for 11.9% of our total revenues. For the fiscal years ended December 31, 2018 and 2017, 95.8% and 95.3%, respectively, of the revenue from BlackRock came from fees based on the assets in BlackRock’s ETFs that are based on our indexes. A contract with BlackRock from which we derive a material portion of our revenues has a term which ends in March 2020 with auto-renewal for successive one-year periods unless either party provides advanced written notice of termination. If one or more of our largest clients cancels or reduces its subscriptions or investment product licenses and we are unsuccessful in replacing those subscriptions or licenses, our business, financial condition or results of operations could be materially adversely affected. See also “—Our clients that pay us a fee based on the assets of an index-linked investment product may seek to negotiate a lower asset-based fee percentage or lower the total expense ratio of such products or may cease using our indexes, which could limit the growth of or decrease our revenues from asset-based fees” above.

Our growth and profitability may not continue at the same rate as we have experienced in the past for several reasons, including if our operating costs are higher than expected, which could have a material adverse effect on our business, financial condition or results of operations.

We have experienced significant growth since we began operations. There can be no assurance that we will be able to maintain the levels of growth and profitability that we have experienced in the past. If we experience higher than expected operating costs, including increased personnel costs, regulatory compliance costs, occupancy costs, selling and marketing costs, investments in geographic expansion, communication costs, travel costs, application development costs, professional fees, costs related to information technology infrastructure and other costs, and we cannot adjust to these costs, our operating results may fluctuate significantly or our anticipated profitability may be reduced and our anticipated results of operations and financial position may be materially adversely affected.

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

The development, maintenance and support of our products and services are dependent upon the knowledge, skills, experience and abilities of our employees. Accordingly, we believe that the success of our business depends to a significant extent upon the continued service of our executives and other key management, research and product development, sales and marketing, product management, operations, information technology and other personnel. Although we do not believe that we are overly dependent upon any individual employee, our management and other employees may terminate their employment at any time and the loss of any of our key employees could have a material adverse effect on our business, financial condition or results of operations.

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

Our expansion in the past and any future expansion, particularly in emerging market locations, has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial, human resources, management, legal and compliance processes and information systems to keep pace with the prior expansion of our business. There can also be no assurance that, if in the future, we expand organically or by way of acquisition, our management will be effective in attracting, engaging and retaining additional qualified personnel, including additional managers or key employees, developing effective leadership in all our locations, expanding our physical facilities and information technology infrastructure, integrating acquired businesses or otherwise managing expansion. Additionally, new hires require significant training and may, in some cases, take a significant amount of time before becoming fully productive. Any failure to effectively manage expansion or to effectively manage the business could have a material adverse effect on our business, financial condition or results of operations. See “— We are subject to unanticipated costs in connection with political, economic, legal, operational, franchise and other risks as a result of our international operations, which could materially adversely impact our businesses” below, “— We are dependent on key personnel in our professional staff for their expertise. If we fail to attract or retain the necessary qualified personnel, including through our compensation programs, our business, financial condition or results of operations could be materially adversely affected ” above, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Changes in government regulations, including the implementation of new or pending financial or operational regulations or the repeal of existing financial or operational regulations, could materially adversely affect our business, financial condition or results of operations.

The financial services industry is subject to extensive regulation at the federal and state levels, as well as by foreign governments, with some jurisdictions regulating indexes directly. These regulations are complex, evolve frequently, and are subject to administrative interpretation and judicial construction in ways that could materially adversely affect our business. It is very difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business and our clients’ businesses. If we fail to comply with any applicable laws, rules or regulations, we could be subject to fines or other penalties. Additionally, we may be required to comply with multiple and potentially conflicting laws, rules or regulations in various jurisdictions, which could, individually or in the aggregate, result in materially higher compliance costs to us. It is possible that laws or regulations could cause us to restrict or change the way we license and price our products or could impose additional costs on us. Some changes to the laws, rules and regulations applicable to our clients could restrict our clients’ ability to use our products and services unless we change our products and services or could otherwise impact our clients’ demand for our products and services. As such, to the extent that our clients become bound by certain laws, rules or regulations, we may incur higher costs in connection with modifying our products or services at their request even in instances where we are not directly legally bound.  To the extent that we rely on our clients and vendors to provide data for our products and services and certain laws, rules or regulations impact our clients’ and vendors’ ability or willingness to provide that data to us or regulate the fees for which such data can be provided, our ability to continue to produce our products and services or the related costs could be negatively impacted.  There can be no assurance that changes in laws, rules or regulations will not have a material adverse effect on our business, financial condition or results of operations. The regulations that most materially impact us are described below:

•

Brexit.  In March 2017, the United Kingdom (“UK”) triggered Article 50 and notified the European Union (“EU”) of its intention of leaving the EU following the UK’s June 2016 referendum vote to leave the EU (commonly referred to as “Brexit”). Negotiations on the terms of the UK’s future relationship with the EU have been ongoing, with the UK due to exit the EU on March 29, 2019 (unless an extension is agreed).  Depending on the final terms reached between the UK and the EU, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations that affect our business.  As described below, our business, particularly the Index business, is subject to increasing regulation, and potential changes in EU regulation and/or additional regulation in the UK could cause additional operating obligations and increased costs for our business. In particular, we will need to ensure that post-Brexit we are licensed to provide indexes in the EU as well as the UK under each of the EU and UK benchmark regulations by the end of the transition period set out in the regulations (by January 1, 2020).

There is also uncertainty as to how the UK’s access to the EU Single Market and the wider trading, legal, regulatory, tax and labor environments, especially in the UK and EU, will be impacted, including the resulting impact on our business and that of our clients. Any such changes may adversely affect our operations and financial results because we have significant operations in Europe and certain members of our senior management team are based in London.  For example, changes in labor and tax laws which increase the cost to our staff of living and working in the UK or the EU, in particular changes that result in increased tax obligations or changes in immigration regulations, may impact the ability to hire and retain non-UK staff in the UK or UK staff in the EU. See also “— We may have exposure to additional tax liabilities in various jurisdictions” below.  Additionally, any changes to the passporting or other regulations relating to doing business in various EU countries by relying on a regulatory permission in the UK (or doing business in the UK by relying on a regulatory permission in an EU country) could increase our costs of doing business, or our ability to do so. A change in such regulations, or other regulations, could increase our costs of doing business, or in some cases affect our ability to do business, which could have a material adverse effect on our business, financial condition or results of operations.

See also “— Our revenues, expenses, assets and liabilities are subject to foreign currency exchange rate fluctuation risk” for additional information on the impact of Brexit on our revenues and expenses that are denominated in British pounds sterling.

•

Regulation Affecting Benchmarks. Compliance efforts associated with regulations affecting benchmarks and the related technical standards and guidance could have a negative impact on our business and results of operations.  In particular, compliance could lead to a change in our business practices and/or our ability to offer indexes in certain jurisdictions, including the EU, including without limitation, by increasing our costs of doing business, including direct costs paid to regulators, diminishing our intellectual property rights, imposing constraints on our ability to meet contractual commitments to our data providers, or causing our data providers to refuse to provide data to us, any of which could have a material adverse effect on our equity and real estate index product lines.

Regulation (EU) 2016/1011 on indexes used as benchmarks in financial instruments and financial contracts or to measure the performance of investment funds was published on June 30, 2016 with effect on January 1, 2018 (with a two-year transition period until January 1, 2020). The regulation governs index development, calculation, dissemination, governance, maintenance and recordkeeping, as well as input data licensing, collection and dissemination. Additionally, the European Securities and Markets Authority (“ESMA”) issues guidance from time to time regarding interpretations of the regulation and new proposals to amend the benchmark regulation are in process. On March 5, 2018, MSCI Limited (a subsidiary of MSCI Inc.) was granted authorization by the United Kingdom Financial Conduct Authority as a UK administrator for all MSCI equity indexes. The Company is currently implementing the EU benchmark regulation for a limited set of the UK MSCI private real estate indexes.

Under the Markets in Financial Instruments Regulation (Regulation (EU) No 600/2014), where the value of a financial instrument is calculated by reference to a benchmark, a person with proprietary rights to the benchmark will be required to ensure that clearing entities and trading venues may license the benchmark and receive relevant price and data feeds and information regarding the composition, methodology and pricing of the benchmark for the purposes of clearing and trading. Access to such licenses and information will have to be offered by the benchmark owner within three months of the request and on fair, reasonable and non-discriminatory terms that are no less favorable than the terms offered to other trading venues unless a different basis can be objectively justified. Compliance with this regulation is required by January 1, 2020.

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

On July 17, 2013, the International Organization of Securities Commissions (“IOSCO”) published its final report on principles for financial benchmarks (“IOSCO Principles”). The IOSCO Principles cover conflicts of interest, benchmark quality and integrity, methodology requirements, procedures related to handling complaints, documentation requirements and audit reviews. The IOSCO Principles require benchmark administrators to publicly disclose whether they comply with the IOSCO Principles within

12 months of their initial publication, with such compliance subject to audit. We announced our implementation of the IOSCO Principles on July 16, 2014 and posted our adherence statements and audit results on our website in each of July 2014, 2015 and 2016.  In 2017, we used those resources to implement the Regulation (EU) 2016/1011 and continued to rely on our 2016 adherence statements and audit results. We posted our explanatory note and updates arising from our implementation of the Regulation (EU) 2016/1011 in December 2017. For 2018, for our equity indexes, we posted our IOSCO adherence statement on our website in December 2018; and for our real estate indexes we continue to rely on our 2017 approach as we continue to implement the Regulation (EU) 2016/1011.

Additionally, on January 3, 2018, under the Markets in Financial Instruments Regulation (Regulation (EU) No 600/2014), rules became effective in the EU that require sell-side firms to unbundle the costs of research, and separately charge buy-side firms for execution, investment research and other advisory services.  MSCI is not such a firm, and we rely on our clients to determine whether their use of our products and services falls within the definition of investment research, and from which budget our fees are to be paid.  The impact of these decisions on our clients’ budgets and the ongoing uncertainty around the application of the rules has led to and could continue to lead to delays in the execution of agreements and the potential loss of revenue in the EU, specifically for certain of our ESG Research products.

•

Data Privacy Legislation. Changes in laws, rules or regulations, or consumer environments relating to privacy or information collection and use may affect our ability to collect, manage, aggregate, store, transfer and use personal data. There could be a material adverse impact on our direct marketing due to the enactment of legislation or industry regulations, or simply a change in practices, arising from public concern over privacy issues. Restrictions could be placed upon the collection, management, aggregation, storage, transfer and use of information that is currently legally available, in which case our cost of collecting, managing, aggregating, storing, transferring or using certain types of data could materially increase. It is also possible that we could be prohibited from collecting, managing, aggregating, storing, transferring or using certain types of data, which could materially adversely affect our ability to meet our clients’ needs.  Most recently, California passed the Consumer Privacy Act (“CPA”), which takes effect on January 1, 2020. The CPA regulates the processing of personal data of all Californians and imposes significant penalties for non-compliance. The European Parliament adopted the General Data Protection Regulation (“GDPR”) which took effect on May 25, 2018. The GDPR imposes enhanced operational requirements for companies that receive or process personal data of residents of the EU and includes significant penalties for non-compliance.  In Japan, the Act on the Protection of Personal Information (“APPI”) was recently amended and came into effect on May 30, 2017.  The APPI regulates the use of personal information and personal data of “data subjects” for business purposes without regard to whether such use is within Japan.

•

Investment Advisers Act. Except with respect to certain products provided by MSCI ESG Research and certain of its designated foreign affiliates, we believe that our products and services do not constitute or provide investment advice as contemplated by the Advisers Act. Future developments in our product lines or changes to current laws, rules or regulations could cause this status to change. The Advisers Act imposes fiduciary duties, recordkeeping and reporting requirements, disclosure requirements, limitations on agency and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. It is possible that in addition to MSCI ESG Research and certain of its subsidiaries, other entities in our corporate family may be required to register as an investment adviser under the Advisers Act or comply with similar laws or requirements in states or foreign jurisdictions.  See Part I, Item 1. “Business—Government Regulation” above for additional information about similar regulations in other countries.

•

Dodd-Frank Act and Other Financial Regulations. We may be materially adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets around the world. Uncertainty caused by political change in the United States and Europe (e.g., Brexit and the change in presidential administration in 2017 and congressional composition in the United States in 2018) heightens regulatory uncertainty. The enactment of the Dodd-Frank Act on July 21, 2010 had a significant impact on many aspects of the way in which the financial services industry conducts business. However, the full effect of the Dodd-Frank Act is still unknown given that certain rules and regulations promulgated under the Dodd-Frank Act have yet to take effect or may be largely repealed or modified. As a result of the regulatory uncertainty surrounding the Dodd-Frank Act, complying with its existing and future requirements could negatively impact the business, operations and financial viability of many of our clients which, in turn, could have a negative impact on our business and results of operations.

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

Our clients may internally develop certain functionality contained in the products or services they currently license from us. For example, a number of our clients have obtained regulatory clearance to create indexes for use as the basis of ETFs that they manage. For example, on September 20, 2016, Blackrock received exemptive relief from the SEC to create certain indexes for use as the basis of ETFs that it would manage. Similarly, some of our clients who currently license our risk data to analyze their portfolio risk may develop their own tools to collect data and assess risk, making our products or services unnecessary for them.  To the extent that our clients become more self-sufficient, demand for our products or services may be reduced, which could have a material adverse effect on our business, financial condition or results of operations. A growing number of asset managers and investment banks, in partnership with index providers that offer calculation agent services, or acting together with an industry group or association, have created or may create their own range of proprietary indexes, which they use to manage funds or as the basis of ETFs, structured products or over-the-counter derivatives. See “— A limited number of clients account for a material portion of our revenue. Cancellation of subscriptions or investment product licenses by any of these clients could have a material adverse effect on our business, financial condition or results of operations” above and “— Increased competition and financial and budgetary pressures affecting clients in our industry may cause price reductions or loss of market share, which may materially adversely affect our business, financial condition or results of operations” above.

Legal protections for our intellectual property rights and other rights may not be sufficient or available to protect our competitive advantages. Third parties may infringe on our intellectual property rights or we may infringe upon their intellectual property rights, which, in each case, could have a material adverse effect on our business, financial condition or results of operations.

We consider many aspects of our products and services to be proprietary. We rely primarily on a combination of trade secrets, patents, copyrights and trademark rights, as well as contractual protections and technical measures, to protect our products and services. There is no guarantee that any trade secrets, patents, copyrights or trademark rights that we may obtain will protect our competitive advantages, nor is there any assurance that our competitors will not infringe upon our rights. Existing laws of some countries in which we provide services or products may offer only limited protection of our intellectual property rights. Despite our efforts, third parties may still try to challenge, invalidate or circumvent our rights and protections. Also, we may be unable to detect the unauthorized use of our intellectual property and take the necessary steps to enforce our rights, which may have a material adverse impact on our business, financial condition or results of operations.

Our services and products, or the products of others that we offer to our clients, could infringe upon the intellectual property rights of third parties.  From time to time, we receive claims or notices from third parties alleging infringement or potential infringement of their intellectual property rights; and the number of these claims may grow. These intellectual property claims would likely be costly to defend, could require us to pay damages, limit our future use of certain technologies, may harm our reputation and prevent us from offering some services or products.

Pursuing intellectual property claims or responding to intellectual property claims, regardless of merit, can consume valuable time, and result in costly litigation or delays. We may be forced to settle such claims on unfavorable terms, and there can be no assurance that we would prevail in any litigation arising from such claims if such claims are not settled. We may be required to pay damages, to stop providing or using the affected products or services or to enter into royalty and licensing agreements. There can be no assurance that any royalty or licensing agreements will be made, if at all, on terms that are commercially acceptable to us. From time to time we receive notices calling upon us to defend partners, clients, suppliers or distributors against such third-party claims under indemnification clauses in our contracts. If any of these risks materialize, the impact of claims of intellectual property infringement could have a material adverse effect on our business, financial condition or results of operations.

Furthermore, our competitors may also independently develop and patent or otherwise protect products and services that are the same or similar to ours. Also, some elements of our products and services may not be subject to intellectual property protection.

•

Trademarks and Service Marks — When we enter a new geographic market or introduce a new product brand, there can be no assurance that our existing trademark or service mark of choice will be available. Furthermore, the fact that we have registered trademarks is not an assurance that other companies may not use the same or similar names.

•

Patents — Patent applications can be extremely costly to process and defend. There can be no assurance that we will be issued any patents that we apply for or that any of the rights granted under any patent that we obtain will be sufficient to protect our competitive advantages.

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

We rely on open source code to develop software and to incorporate it in our products, as well as to support our internal systems and infrastructure. The use of open source code may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims, the quality of the code or the security of the code. Despite our efforts and processes to prevent breaches of our internal network system through security patches and software updates, we are still vulnerable to cyberattacks launched by those seeking to exploit vulnerabilities in such code. Such cyberattacks could have a materially adverse effect on our business, financial condition or results of operations.  Further, some open source licenses provide that if we combine our proprietary applications with open source software in a certain manner, we could be required to release the source code of our proprietary applications to the public. This would allow our competitors to create similar products with less development effort and time and ultimately put us at a competitive disadvantage. Additionally, the terms of many open source code licenses are ambiguous and have not been interpreted by U.S. courts. Accordingly, there are risks that there may be a failure in our procedures for controlling the usage of open source code or that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In either event, we could be required to seek licenses from third parties on terms that are not commercially feasible in order to continue offering our products, to make generally available (in source code form) portions of our proprietary code, to re-engineer our products or systems, to discontinue the licensing of our products if re-engineering could not be accomplished on a timely or cost-effective basis, or to take other remedial action that could divert resources away from our development efforts. Any of these requirements could materially adversely affect our business, financial condition or results of operations.

If our products contain undetected errors or fail to perform properly due to defects, malfunctions or similar problems, we may, among other things, become subject to increased costs or liability based on the use of our products or services to support our clients’ investment processes, which could have a material adverse effect on our business, financial condition or results of operations.

Our products and services support the investment processes of our clients, which relate to, in the aggregate, trillions of dollars in assets. Products we develop or license may contain undetected errors or defects despite testing. Use of our products or services as part of the investment process creates the risk that our clients, the parties whose assets are managed by our clients or the companies that we rate or assess in our ESG segment, may pursue claims against us for very significant dollar amounts based on what may be alleged to be even a small error in our data, methodologies or analysis or malfunction in certain of our products or services.

Errors or defects can exist at any point in a product’s life cycle, but are frequently found after introduction of new products or enhancements to existing products. We continually introduce new methodologies and products, and new versions of our products. Despite internal testing and testing by current clients, our current and future products may contain errors in our data, methodologies or analysis, serious defects or malfunctions. If we detect any errors before we release a product or publish a methodology or analysis, we might have to delay the product or index release for an extended period of time while we address the problem. We may not discover errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements or corrections to address such errors, and in certain cases it may be impracticable to do so. If undetected errors exist in our products, data, methodologies or analysis, or if our products fail to perform properly due to defects, malfunctions or similar problems, it could result in harm to our brand or reputation, lost sales, delays in commercial release, third party claims, contractual disputes, negative publicity, delays in or loss of market acceptance of our products, license terminations or renegotiations and/or unexpected expenses and diversion of resources to remedy or mitigate such errors. Additionally, any undetected errors, defects, malfunctions or similar problems in our products, data, methodologies or analysis could lead to significant failures, disruptions or slowdowns with respect to our product delivery to clients. The realization of any of these events could materially adversely affect our business, financial condition or results of operations. See “— Any resulting failures, disruptions or instability of our information technology platform, electronic delivery systems, or the internet, including a cybersecurity breach or cyberattack, may result in reputational harm and have a material adverse effect on our business, financial condition or results of operations.” above.

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

An element of our growth strategy is growth through acquisitions. As we continue pursuing selective acquisitions to support our growth strategy, we seek to be a disciplined acquirer, and there can be no assurance that we will be able to identify suitable candidates for successful acquisition at acceptable prices. In addition, our ability to achieve the expected returns and synergies from our past and future acquisitions depends in part upon our ability to effectively integrate the offerings, technology, sales, administrative functions and personnel of these businesses into our business. We cannot provide assurance that we will be successful in integrating acquired businesses or that our acquired businesses will perform at the levels we anticipate. In addition, our past and future acquisitions may subject us to unanticipated risks or liabilities or disrupt our operations. Any acquisition could present a number of risks, including incorrect assumptions regarding the future results of acquired operations or assets, failure to achieve assumed synergies or successful integration of operations and management, increased debt associated with acquisitions, dilution of our common stock, loss of key personnel and diversion of management’s attention from existing operations.

In the event that we experience a high level of acquisition-related activity within a limited period of time, the probability that these risks would occur would likely increase for that period. In addition, if we are unsuccessful in completing acquisitions of other businesses, operations or assets or if such opportunities for expansion do not arise, our future growth, business, financial condition or results of operations could be materially adversely affected.

Our revenues, expenses, assets and liabilities are subject to foreign currency exchange rate fluctuation risk.

We are subject to foreign currency exchange rate fluctuation risk. Exchange rate movements can impact the U.S. dollar reported value of our revenues, expenses, assets and liabilities denominated in non-U.S. dollar currencies or where the currency of such items is different than the functional currency of the entity where these items were recorded.  For additional information on our foreign currency exchange rate risk, see Part II, Item 7A “—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk.”

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

To the extent that our international activities recorded in local currencies increase or decrease in the future, our exposure to fluctuations in foreign currency exchange rates may correspondingly increase and could have a material adverse effect on our business, financial condition or results of operations.  Depending on the final terms reached between the UK and the EU, Brexit has and may continue to cause significant volatility in currency exchange rates, especially between the U.S. dollar and the British pound sterling. The weaker British pound sterling means that revenues earned in British pound sterling translate to lower reported U.S. dollar revenues.  The weaker British pound sterling also means that expenses incurred in British pound sterling translate to lower reported U.S. dollar expenses. The weaker British pound sterling could also impair the purchasing power of our clients and could result in decreased demand for our products and services. The fall in the British pound sterling relative to the U.S. dollar, and the strengthening of the U.S. dollar relative to a number of currencies including the British pound sterling, could have significant impacts on our business, financial condition or results of operations.

Our indebtedness could materially adversely affect our cash flows and financial flexibility.

As of December 31, 2018, we had $2.6 billion of outstanding indebtedness in the form of senior unsecured notes (collectively, the “Senior Notes”).  We completed a private offering of $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “2024 Senior Notes”) on November 20, 2014, a private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2025 (the “2025 Senior Notes”) on August 13, 2015, a private offering of $500.0 million aggregate principal amount of 4.75% senior unsecured notes due 2026 (the “2026 Senior Notes”) on August 4, 2016 and a private offering of $500.0 million aggregate principal amount of 5.375% senior unsecured notes due 2027 (the “2027 Senior Notes”) on May 18, 2018.

We also maintain a $250.0 million senior unsecured revolving credit agreement (the “Revolving Credit Agreement”), which was undrawn as of December 31, 2018.  The Revolving Credit Agreement is subject to an unused commitment fee of 0.30%.  We recognized an interest expense associated with the Senior Notes and the Revolving Credit Agreement of approximately $133.1 million for the year ended December 31, 2018.

Although we believe that our cash flows will be sufficient to service our outstanding indebtedness, we cannot provide assurance that we will generate and maintain cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our ability to make payments on indebtedness and to fund planned capital expenditures depends on our ability to generate and access cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations or access offshore cash, we may need to refinance all or a portion of our indebtedness on or before maturity and we may not be able to secure additional financing on terms favorable or acceptable to us or at all. Absent sufficient cash flow from our operations and the ability to refinance, we could also be forced to sell assets to make up for any shortfall in our payment obligations. The restrictive covenants in our debt agreements, however, limit our and our subsidiaries’ ability to sell assets and also restrict the use of proceeds from such a sale. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, ability to obtain financing and ability to compete in our industry could be materially adversely affected.

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

Our credit ratings are not recommendations to buy, sell or hold any of our common stock or outstanding debt. Our outstanding debt under the Senior Notes currently has a non-investment grade rating. Any rating assigned to such debt is subject to ongoing evaluation by the credit rating agencies and could be lowered or withdrawn entirely at any time by such agency if, in the agency’s judgment, future circumstances relating to the basis of the rating so warrant. Such future circumstances include, but are not limited to, adverse changes to our results of operations, financial condition or cash flows, or revisions to our corporate strategy pertaining to capitalization or leverage. For example, on July 28, 2015, the Board of Directors authorized corporate action that led to a change in the Company’s target leverage and interest expense, allowing for the issuance of our 2025 Senior Notes on August 13, 2015. Following the Board of Directors’ authorization, one of the ratings agencies described the increase as substantially higher than current leverage levels and as a result downgraded our credit rating. This downgrade, and any further downgrade, could adversely affect the amount of capital we can access, as well as the terms of any financing we obtain.

In addition, our debt covenants contain certain obligations that are triggered by a change in our credit rating. The Senior Notes contain covenants that require the Company to offer to repurchase the 2024 Senior Notes, the 2025 Senior Notes, the 2026 Senior Notes or the 2027 Senior Notes, as applicable, in cash at a price equal to 101.0% of their par value, in the event of a change of control of the Company or disposition of substantially all of the Company’s assets. The Company is obligated to make such repurchase offer to noteholders if the following two conditions are met at the time of, or as a result of, such change of control or asset sale transaction: (i) the Senior Notes are rated below investment grade by each rating agency that rates the Senior Notes and (ii) the Senior Notes are downgraded by any rating agency.

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

We may be exposed to liabilities as a result of failure to comply with anti-corruption laws and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to various anti-corruption laws that prohibit improper payments or benefits or offers of payments or benefits to foreign governments and their officials and, in some cases, to employees of a business for the purpose of directing, obtaining or retaining business. We have business in countries and regions which are less developed and are generally recognized as potentially more corrupt business environments. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various anti-corruption laws including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”) and the U.K. Bribery Act 2010. We have implemented safeguards and policies to discourage these practices by our employees and agents. However, our existing safeguards and any future improvements may prove to be less than fully effective and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions we may be subject to regulatory sanctions. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions and penalties, and we may be subject to other liabilities which could have a material adverse effect on our business, results of operations and financial condition.

We may have exposure to additional tax liabilities in various jurisdictions.

As a global corporation, we are subject to income taxes as well as non-income or indirect taxes, in the U.S. and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Changes in domestic and international tax laws could negatively impact our overall effective tax rate.  In particular, Brexit could create uncertainty with respect to our corporate tax rate as well as the tax rates of our employees based in the UK.

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

Future changes in tax law could materially affect our tax obligations and effective tax rate.

The 2017 U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations.

Tax Reform requires complex computations not previously provided in U.S. tax law. Further, compliance with Tax Reform and the accounting for such provisions require accumulation of information not previously required or regularly produced. Our 2018 financial statements reflect the final adjustments to the provisional estimate of Tax Reform based on our interpretations of the current guidance. However, Tax Reform could be subject to potential amendments and technical corrections. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and may impact our results of operations in the period issued.

Our investments in recorded goodwill and other intangible assets as a result of acquisitions, including goodwill and other intangible assets resulting from our acquisitions, could be impaired as a result of future business conditions, requiring us to record substantial write-downs that would reduce our operating income.

We have goodwill and intangible assets of $1,826.6 million recorded on our balance sheet as of December 31, 2018. We evaluate the recoverability of recorded goodwill amounts annually or when evidence of potential impairment exists. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These impairment tests are based on several factors requiring management’s judgment. Changes in fair market valuations and our operating performance or business conditions, in general, could result in future impairments of goodwill or intangible assets which could materially adversely affect our results of operations. In addition, if we are not successful in achieving anticipated operating efficiencies associated with acquisitions, our goodwill and intangible assets may become impaired.

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

We provide full-year financial guidance and long-term targets to the public based upon our assumptions regarding our expected financial performance. For example, we provide assumptions regarding our ability to manage our expenses, generate free cash flow, achieve a certain effective tax rate and achieve our profitability targets. While we believe that our annual financial guidance and long-term targets provide investors and analysts with insight to our view of the Company’s future performance, such financial guidance and long-term targets are based on assumptions that may not always prove to be accurate and may vary from actual results. If we fail to meet the full-year financial guidance or achieve the long-term targets that we provide, or if we find it necessary to revise such guidance during the year or long-term targets over time, the market value of our common stock could be adversely affected.

Item 1B.	Unresolved Staff Comments

Nothing required to be disclosed.

Item 2.	Properties

Our corporate headquarters is located in New York, New York. This is also our largest sales office and one of our main research centers. As of December 31, 2018, our principal offices consisted of the following leased properties:

		Number of
Location	Square Feet	Offices	Expiration Date
Mumbai, India	126,286	1	August 31, 2023
New York, New York	125,811	1	February 28, 2033
Budapest, Hungary	49,318	1	February 29, 2024
Monterrey, Mexico	46,569	1	October 31, 2028
Berkeley, California	34,178	1	February 28, 2030
London, England	30,519	1	December 25, 2026
Manila, Philippines	25,750	1	February 29, 2024
Norman, Oklahoma	23,664	1	May 31, 2024
Boston, Massachusetts	13,506	1	November 30, 2021
Chicago, Illinois	8,859	1	August 31, 2025
Geneva, Switzerland	8,826	1	August 31, 2028

As of December 31, 2018, we also leased and occupied offices in the following locations (in descending order of square footage): San Francisco, California; Beijing, China; Frankfurt, Germany; Shanghai, China; Hong Kong, China; Paris, France; Tokyo, Japan; Ann Arbor, Michigan; Portland, Maine; Sydney, Australia; Toronto, Canada; Singapore; Seoul, Korea; Milan, Italy; Gaithersburg, Maryland; Cape Town, South Africa; Stockholm, Sweden; Sao Paolo, Brazil; Dubai, United Arab Emirates; Barcelona, Spain; and Taipei, Taiwan.

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

Stock Price and Dividends

Our common stock has traded on the New York Stock Exchange since November 15, 2007 and trades under the symbol “MSCI.” As of February 15, 2019, there were 121 shareholders of record of our common stock.

Dividend Policy

On September 17, 2014, the Board of Directors approved a plan to initiate a regular quarterly cash dividend. On January 30, 2019, our Board of Directors declared a quarterly cash dividend, in an amount of $0.58 per share of common stock, to be paid on March 15, 2019 to shareholders of record as of the close of trading on February 22, 2019.

The payment amounts of future dividends will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, business conditions, corporate law requirements and other factors.

The Transfer Agent and Registrar for our common stock is Broadridge Financial Solutions, Inc.

Equity Compensation Plans

On February 18, 2016, the Board of Directors, upon the recommendation of the Compensation & Talent Management Committee of the Board of Directors (the “Compensation Committee”), approved the MSCI Inc. 2016 Non-Employee Directors Compensation Plan (the “Directors Plan”), a cash and equity incentive compensation plan that was approved by shareholders at the Company’s 2016 annual meeting of shareholders. The Directors Plan replaced the Company’s then existing non-employee director compensation plan—the MSCI Inc. Independent Directors’ Equity Compensation Plan (the “2011 Plan”). The total number of shares authorized to be awarded under the Directors Plan is 352,460, which is equal to the number of shares that remained available for issuance under the 2011 Plan.

Under the Directors Plan, directors that are not employees of the Company receive annual Board retainer fees and fees for serving on the Company’s committees, if applicable, and a director may make an election to receive all or any portion of such director’s retainer and committee fees in shares of our common stock in lieu of cash. Non-employee directors are entitled to receive an annual grant of $160,000 and the lead director is entitled to an additional $50,000 in stock units (a total of $210,000), in each case, subject to a one-year vesting schedule.  Under the MSCI Inc. Non-Employee Directors Deferral Plan, directors may elect to defer receipt of all or any portion of any shares of our common stock issuable upon conversion of any stock unit or any retainer elected to be paid in shares of our common stock until (i) 60 days following separation of service or (ii) the earlier of a specified date or 60 days following separation of service.

On February 18, 2016, the Board of Directors, upon the recommendation of the Compensation Committee, approved the MSCI Inc. 2016 Omnibus Plan (“Omnibus Plan”), an equity incentive compensation plan that was approved by shareholders at the Company’s 2016 annual meeting of shareholders. The Omnibus Plan replaced the Company’s then existing equity compensation plan—the MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (as amended, the “2007 Plan”). Compensation paid to the Company’s executive officers historically complied with the performance-based compensation exception under 162(m) of the IRC (“162(m)”) by being granted pursuant to the MSCI Inc. Performance Formula and Incentive Plan (the “Performance Plan”). Shareholder approval of the Omnibus Plan constituted approval of the material terms of the performance goals under the Omnibus Plan for purposes of 162(m). Despite the changes implemented by Tax Reform, the Company will continue to maintain the Performance Plan and may make awards pursuant to this plan.

Pursuant to the Omnibus Plan, the Company reserved 7,565,483 shares of common stock for issuance; plus any additional shares which become available due to forfeiture, expiration or cancellation of outstanding awards, which were registered under the Securities Act of 1933, as amended (the “Securities Act”) following approval by the Company’s shareholders. This is in addition to currently outstanding awards under the 2007 Plan. The Omnibus Plan permits the Compensation Committee to make grants of a variety of equity-based awards (such as stock options, stock appreciation rights, restricted stock units, restricted stock, performance awards and other stock-based awards) totaling up to 7,565,483 and other cash-based awards to eligible recipients, including employees and consultants. No awards will be granted under the Omnibus Plan after the earliest to occur of (i) April 28, 2026, (ii) the maximum number of shares available for issuance having been issued and (iii) the Board of Directors terminating the Omnibus Plan in accordance with its terms.

In connection with the acquisition of RiskMetrics Group, LLC (“RiskMetrics”) in 2010, we filed a registration statement registering under the Securities Act the 4,257,779 shares of MSCI common stock reserved for issuance in respect of incentive awards to officers and certain employees of RiskMetrics pursuant to the RiskMetrics Group, Inc. 2000 Stock Option Plan, RiskMetrics Group, Inc. 2004 Stock Option Plan, Institutional Shareholder Services Holdings, Inc. Equity Incentive Plan and RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan (collectively, the “RMG Plans”). In June 2010, we also filed a registration statement assuming 3,060,090 shares available under the RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan, which terminated on June 30, 2012.

The following table presents certain information with respect to our equity compensation plans at December 31, 2018:

	Number of Securities to be Issued Upon Vesting of Restricted Stock Units and Exercise of Outstanding Options a	Weighted Average Unit Award Value of Restricted Stock Units and Weighted -Average Exercise Price of Outstanding Options b	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) c
Equity Compensation Plans Not Approved by Security Holders	—	$—	—
Equity Compensation Plans Approved by Security Holders
MSCI Amended and Restated 2007 Equity Incentive Compensation Plan	611,374	$58.98	—
RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan	61,977	$22.74	—
MSCI Inc. 2016 Omnibus Plan	716,726	$97.64	6,740,573
MSCI Inc. 2016 Non-Employee Directors Compensation Plan	11,004	$149.83	297,688
Total	1,401,081	$77.87	7,038,261

Stock Repurchases

On October 26, 2016, the Board of Directors approved a stock repurchase program for the purchase of up to $750.0 million worth of shares of the Company’s common stock (together with the amount then remaining under a previously existing share repurchase program, the “2016 Repurchase Program”).

On May 1, 2018, the Board of Directors authorized an additional stock repurchase program for the purchase of up to $1.0 billion worth of shares of the Company’s common stock (together with the $523.1 million of authorization then remaining under the 2016 Repurchase Program, the “2018 Repurchase Program”). Share

repurchases made pursuant to the 2018 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of December 31, 2018, there was $808.1 million of available authorization remaining under the 2018 Repurchase Program.

For the year ended December 31, 2018, the Company repurchased approximately 6.2 million shares at an average price of $148.34 per share for a total value of $925.0 million pursuant to open market repurchases under the 2018 Repurchase Program.

The following table provides information with respect to purchases made by or on behalf of the Company of its common stock during the quarter ended December 31, 2018. There were no other share repurchases during the quarter outside of the repurchases noted below.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (October 1, 2018-October 31, 2018)	777,349	$153.92	777,030	$1,344,652,000
Month #2 (November 1, 2018-November 30, 2018)	2,297,622	$148.57	2,294,078	$1,003,839,000
Month #3 (December 1, 2018-December 31, 2018)	1,371,422	$142.86	1,370,023	$808,146,000
Total	4,446,393	$147.74	4,441,131	$808,146,000

(1)

Includes (i) shares purchased by the Company on the open market under the 2018 Repurchase Program; (ii) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units; (iii) shares withheld to satisfy tax withholding obligations and exercise price on behalf of employees that occur upon exercise and delivery of outstanding shares underlying stock options; and (iv) shares held in treasury under the MSCI Inc. Non-Employee Directors Deferral Plan. The value of shares withheld to satisfy tax withholding obligations was determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.

(2)	See Note 8, “Shareholders’ Equity” of the Notes to the Consolidated Financial Statements included herein for further information regarding our stock repurchase programs.

Recent Sales of Unregistered Securities

Since January 1, 2016, the Company has issued an aggregate principle amount of $1.0 billion in Senior Notes in two discrete private offerings in the amounts of $500.0 million each, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company completed its offering of the 2027 Senior Notes on May 15, 2018 and the 2026 Senior Notes on August 4, 2016. The Senior Notes have not been registered under the Securities Act or any state securities laws.

There were no unregistered sales of equity securities in the year ended December 31, 2018.

Use of Proceeds from Sale of Registered Securities

None.

FIVE-YEAR STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholders’ return on our common stock, the Standard & Poor’s 500 Stock Index and the NYSE Composite Index since December 31, 2013 assuming an investment of $100 at the closing price on December 31, 2013. In calculating total annual shareholders’ return, reinvestment of dividends, if any, is assumed. The indexes are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indexes are an appropriate measure of the relative performance of the common stock. This graph is not “soliciting material,” is not to be deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Total Investment Value

	Years Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2013	2014	2015	2016	2017	2018
MSCI Inc.	$100	$154	$236	$261	$424	$502
S&P 500	$100	$151	$153	$171	$208	$199
NYSE Composite Index	$100	$135	$129	$145	$172	$157

Source: Bloomberg

Item 6.	Selected Financial Data

Our selected consolidated financial data for the periods presented should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

The selected Consolidated Statement of Income data for the years ended December 31, 2018, 2017 and 2016 and the selected Consolidated Statement of Financial Condition data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K. Our consolidated financial statements for the years ended December 31, 2018, 2017 and 2016 have been audited and reported upon by an independent registered public accounting firm in each period. The selected Consolidated Statement of Income data for the years ended December 31, 2015 and 2014 and the selected Consolidated Statement of Financial Condition data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The selected financial information presented below may not be indicative of our future performance.

	As of or For the
	Years Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2018 (1)	2017 (2)	2016	2015 (3)	2014 (4)
	(in thousands, except operating margin and per share data)
Operating revenues	$1,433,984	$1,274,172	$1,150,669	$1,075,013	$996,680
Total operating expenses	747,086	694,402	662,565	671,115	659,514
Operating income	686,898	579,770	488,104	403,898	337,166
Other expense (income), net	57,002	112,871	102,166	54,344	28,828
Provision for income taxes	122,011	162,927	125,083	119,516	109,396
Income from continuing operations, net of income taxes	507,885	303,972	260,855	230,038	198,942
Income (loss) from discontinued operations, net of income taxes	—	—	—	(6,390)	85,171	(5)
Net income	$507,885	$303,972	$260,855	$223,648	$284,113
Operating margin	47.9%	45.5%	42.4%	37.6%	33.8%
Basic earnings per share:
Earnings per basic common share from continuing operations	$5.83	$3.36	$2.72	$2.11	$1.72
Earnings per basic common share from discontinued operations	—	—	—	(0.06)	0.73
Earnings per basic common share	$5.83	$3.36	$2.72	$2.05	$2.45
Diluted earnings per share:
Earnings per diluted common share from continuing operations	$5.66	$3.31	$2.70	$2.09	$1.70
Earnings per diluted common share from discontinued operations	—	—	—	(0.06)	0.73
Earnings per diluted common share	$5.66	$3.31	$2.70	$2.03	$2.43
Weighted average shares outstanding used in computing earnings per share
Basic	87,179	90,336	95,986	109,124	115,737
Diluted	89,701	91,914	96,540	109,926	116,706
Dividends declared per common share	$1.92	$1.32	$1.00	$0.80	$0.18

	As of or For the
	Years Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2018 (1)	2017	2016	2015 (3)	2014 (4)
	(in thousands)
Cash and cash equivalents	$904,176	$889,502	$791,834	$777,706	$508,799
Accounts receivable (net of allowances)	$473,433	$327,597	$221,504	$208,239	$178,717
Goodwill and intangibles, net of accumulated amortization	$1,826,564	$1,882,457	$1,903,490	$1,957,111	$1,998,532
Total assets	$3,387,952	$3,275,668	$3,082,578	$3,146,987	$2,882,533
Deferred revenue	$537,977	$374,365	$334,358	$317,552	$310,775
Long-term debt, net of current maturities	$2,575,502	$2,078,093	$2,075,201	$1,579,404	$788,358
Total shareholders' equity (deficit)	$(166,494)	$401,012	$317,605	$901,487	$1,432,833

(1)	Includes the impact of the Financial Engineering Associates, Inc. (“FEA”) and Investor Force Holdings, Inc. (“InvestorForce”) divestitures.
(2)

As a result of the adoption of Accounting Standards Update 2017-07, the Company has restated its Consolidated Statements of Income by reclassifying $0.6 million of non-service related pension costs from Operating Expenses to Other expense (income) for the year ended December 31, 2017.

(3)

Includes the impact of the Insignis business (“Insignis”) from the October 16, 2015 acquisition date, which was not material. Deferred taxes have been presented in accordance with new accounting guidance prospectively beginning on December 31, 2015. Prior periods have not been retrospectively restated to match this presentation.

(4)	Includes the results of GMI Ratings from the August 11, 2014 acquisition date, the impact of which was not material.
(5)	Includes the net gain resulting from the divestiture of Institutional Shareholder Services Inc. in 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of mission-critical investment decision support tools and services — we power investors to make better decisions about their investment portfolios.  Our tools and services help investors better understand the drivers of risk and return and build portfolios to more effectively and efficiently achieve their investment objectives. We are able to do this by leveraging our knowledge of the global investment process and our expertise in research, data, and technology in order to deliver actionable solutions to our clients. We are dynamic and flexible in the delivery of our content and capabilities, such as our indexes; portfolio construction tools and risk-management services; ESG research and ratings; and real estate benchmarks, return analytics services and market insights; much of which can be accessed by our clients through multiple channels and platforms.

Our clients comprise a wide spectrum of the global investment industry and include the following key client segments: asset owners (pension funds, endowments, foundations, central banks, sovereign wealth funds, family offices and insurance companies), asset managers (institutional, mutual funds, hedge funds, ETFs, insurance, private wealth, private banks and real estate investment trusts), financial intermediaries (banks, broker-dealers, exchanges, custodians, trust companies and investment consultants) and wealth managers (including an increasing number of “robo-advisors”).

Through a combined use of the content and capabilities provided by each of our operating segments — Index, Analytics, ESG and Real Estate — our clients gain a broad view of the global investment industry, which enables them to manage their investment objectives across multiple asset classes in an increasingly integrated manner.

As of December 31, 2018, we had over 7,000 clients across 90 countries. To calculate the number of clients, we use the shipping address of the ultimate customer utilizing the product which counts affiliates, user locations, or business units within a single organization as separate clients.  If we aggregate all related clients under their respective parent entity, the number of clients would be over 4,000 as of December 31, 2018. As of December 31, 2018, we had offices in 31 cities in 21 countries to help serve our diverse client base, with 50.2% of our revenues coming from clients in the Americas, 35.4% in Europe, the Middle East and Africa (“EMEA”) and 14.4% in Asia and Australia.

Our principal business model is generally to license annual, recurring subscriptions for the majority of our Index, Analytics and ESG products and services for a fee due in advance of the service period. We also license annual recurring subscriptions for the majority of our Real Estate products for a fee which is primarily paid in arrears after the product is delivered, with the exception of the Market Information product for which the fees are generally paid in advance.  Recurring fees may vary based on a number of factors including by product or service, number of users or volume of services. Our recurring client contracts do not have a financing component and the consideration received is typically not variable. A portion of our fees are variable and comes from clients who use our indexes as the basis for index-linked investment products, such as ETFs, passively managed funds and separate accounts. These clients commonly pay us a license fee, typically in arrears, primarily based on the AUM in their investment products and these fees are typically variable. We also have variable fees from certain exchanges that use our indexes as the basis for futures and options contracts and pay us in arrears, primarily based on the volume of trades or number of instruments. We also realize one-time fees commonly related to customized reports, historical data sets, certain derivative financial products and certain implementation and consulting services, as well as from particular products and services that are purchased on a non-renewal basis.

In evaluating our financial performance, we focus on revenue and profit growth, including results accounted for under accounting principles generally accepted in the United States (“GAAP”) as well as non-GAAP measures, for the Company as a whole and by operating segment. In addition, we focus on operating metrics, including Run Rate, subscription sales and Retention Rate to manage the business. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our profits into excess cash in the future. Our growth strategy includes: (a) expanding leadership in research-enhanced content, (b) strengthening existing and new client relationships by providing solutions, (c) improving access to our solutions through cutting-edge technology and platforms, (d) expanding value-added service offerings and (e) executing strategic relationships and acquisitions with complementary content and technology companies.

Key Financial Metrics and Drivers

As discussed in the previous section, we utilize a portfolio of key financial metrics to manage the Company, including GAAP and non-GAAP measures. As detailed below, we review revenues by type and by segment, or major product line. We also review expenses by activity, which provides more transparency into how resources are being deployed. In addition, we utilize operating metrics including Run Rate, subscription sales and Retention Rate to analyze past performance and to provide insight into our latest reported portfolio of recurring business.

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

Asset-based fees represent fees earned on the AUM linked to our indexes from independent third-party sources or the most recently reported information provided by the client. Asset-based fees also include revenues related to futures and options contracts linked to our indexes, which are primarily based on trading volumes.

Non-recurring revenues primarily represent fees earned on products and services where we do not have renewal contracts and primarily include revenues for providing historical data, certain implementation services and other special client requests.

Effective January 1, 2018, MSCI adopted the new revenue standard as set forth under ASC Subtopic 606-10, “Revenue from Contracts with Customers.” See Note 1, “Introduction and Basis of Presentation—Significant Accounting Policies—Revenue Recognition,” of the Notes to the Consolidated Financial Statements included herein for further information on our revenue recognition policy.

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

Research and Development

R&D expenses consist of costs to develop new or enhance existing products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support associated with these efforts.

General and Administrative

G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and internal capitalized software projects. Intangibles arising from past acquisitions consist of customer relationships, trademarks and trade names, technology and software, proprietary processes and data and non-competition agreements. We amortize definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are tested for impairment when impairment indicators are present, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. We have no indefinite-lived intangible assets.

Depreciation and amortization of property, equipment and leasehold improvements

This category consists of expenses related to depreciating or amortizing the cost of furniture and fixtures, computer and related equipment and leasehold improvements over the estimated useful life of the assets.

Other Expense (Income), net

This category consists primarily of interest we pay on our outstanding indebtedness, interest we collect on cash and short-term investments, foreign currency exchange rate gains and losses as well as other non-operating income and expense items.

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

Retention Rate

Another key operating metric is Retention Rate which is important because subscription cancellations decrease our Run Rate and ultimately our operating revenues over time. See “—Operating Metrics—Retention Rate” below for additional information on the calculation of this metric.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe the estimates and judgments upon which we rely are reasonable based upon information available to us at the time these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. See Note 1, “Introduction And Basis Of Presentation—Significant Accounting Policies,” and Note 2, “Recent Accounting Standards Updates,” of the Notes to the Consolidated Financial Statements included herein for a listing of our accounting policies.

Factors Affecting the Comparability of Results

Divestitures

On August 1, 2016, we completed the divestiture of our Real Estate occupiers business, which was included as a component of the All Other segment through the date of divestiture. The value of the disposed assets and liabilities and the resulting gain on disposal were not material to the Company.

On April 9, 2018, we completed the divestiture of FEA for $21.0 million in cash, which resulted in a gain of $10.6 million. FEA was included as a component of the Analytics segment through the date of divestiture. The results of operations from FEA were not material to the Company.

On October 12, 2018, we completed the divestiture of InvestorForce and received $62.8 million in cash, subject to a working capital adjustment, which resulted in a gain of $46.6 million. InvestorForce was included as a component of the Analytics segment through the date of divestiture. The results of operations from InvestorForce were not material to the Company.

Share Repurchases

The Board of Directors has approved a stock repurchase program for the purchase of the Company’s common stock. See Note 9, “Shareholders’ Equity (Deficit),” of the Notes to Consolidated Financial Statements included herein for additional information on our stock repurchase program.

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

For the year ended December 31, 2018, the Company repurchased approximately 6.2 million shares at an average price of $148.34 per share for a total value of $925.0 million pursuant to open market repurchases.

The weighted average shares outstanding used to calculate our diluted earnings per share for the year ended December 31, 2018 decreased by 2.4% compared to the year ended December 31, 2017, and by 4.8% for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decreases in both periods primarily reflect the impact of share repurchases made pursuant to the 2016 and 2018 Repurchase Programs, partially offset by the impact of higher dilution, primarily caused by restricted stock units for which the ultimate payout is tied to the achievement of multi-year total shareholder return targets.

Senior Notes and Credit Agreement

We have issued an aggregate of $2.6 billion in Senior Notes and entered into a $250 million Revolving Credit Agreement with a syndicate of banks. See “–Liquidity and Capital Resources–Senior Notes and Credit Agreement” below and Note 5, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included herein for additional information on our Senior Notes and Revolving Credit Agreement.

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform”). Tax Reform significantly revised the U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system and imposing a one-time tax on deemed repatriation of historic earnings of foreign subsidiaries (the “Toll Charge”).

In the year ended December 31, 2017, as part of Tax Reform, the Company recorded a provisional net charge to the provision for income taxes of $34.5 million for the year ended December 31, 2017. The net charge of $34.5 million primarily included an estimated tax charge of approximately $47.5 million related to the Toll Charge and an estimated tax charge of approximately $16.0 million related to a change in assertion that profits were permanently reinvested overseas as of December 31, 2017, partially offset by an estimated tax benefit of approximately $29.0 million related to the revaluation of deferred taxes at the now-lower statutory corporate rate.

In the year ended December 31, 2018, the Company finalized the Toll Charge and determined the final impact of Tax Reform resulting in a net benefit of $11.2 million that included a benefit of $5.7 million on the true-up of the Toll Charge and a benefit of $2.6 million for a reduction in the expected withholding taxes from foreign subsidiaries. The Company also recorded a benefit of $2.9 million related to the revaluation of deferred taxes at the lower statutory rate as a result of tax planning. The cumulative net charge of Tax Reform was $23.3 million.

Basis of Presentation

Certain prior period amounts have been reclassified to conform to the current period presentation.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table presents the results of operations for the years indicated:

	Years Ended
	December 31,	December 31,
	2018	2017	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$1,433,984	$1,274,172	$159,812	12.5%
Operating expenses:
Cost of revenues	287,335	273,681	13,654	5.0%
Selling and marketing	192,923	177,121	15,802	8.9%
Research and development	81,411	75,849	5,562	7.3%
General and administrative	99,882	87,764	12,118	13.8%
Amortization of intangible assets	54,189	44,547	9,642	21.6%
Depreciation and amortization of property, equipment and leasehold improvements	31,346	35,440	(4,094)	(11.6%)
Total operating expenses	747,086	694,402	52,684	7.6%
Operating income	686,898	579,770	107,128	18.5%
Other expense (income), net	57,002	112,871	(55,869)	(49.5%)
Income before provision for income taxes	629,896	466,899	162,997	34.9%
Provision for income taxes	122,011	162,927	(40,916)	(25.1%)
Net income	$507,885	$303,972	$203,913	67.1%

Earnings per basic common share	$5.83	$3.36	$2.47	73.5%

Earnings per diluted common share	$5.66	$3.31	$2.35	71.0%

Operating margin	47.9%	45.5%

Operating Revenues

Our revenues are grouped by the following types: recurring subscription, asset-based fees and non-recurring revenues. We also group revenues by major product lines as follows: Index, Analytics and All Other, which includes the ESG and Real Estate product lines.

The following table presents operating revenues by recurring subscriptions, asset-based fees and non-recurring revenues for the years indicated:

	Years Ended
	December 31,	December 31,
	2018	2017	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$1,066,536	$973,023	$93,513	9.6%
Asset-based fees	336,565	276,092	60,473	21.9%
Non-recurring	30,883	25,057	5,826	23.3%
Total operating revenues	$1,433,984	$1,274,172	$159,812	12.5%

Total operating revenues grew 12.5% to $1,434.0 million for the year ended December 31, 2018 compared to $1,274.2 million for the year ended December 31, 2017. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 12.4% for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Revenue from recurring subscriptions increased 9.6% to $1,066.5 million for the year ended December 31, 2018 compared to $973.0 million for the year ended December 31, 2017, primarily driven by growth in Index products, which increased $50.3 million, or 11.8%, and growth in Analytics products, which increased $22.1 million, or 4.9%. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions would have increased 9.4% for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Revenues from asset-based fees increased 21.9% to $336.6 million for the year ended December 31, 2018 compared to $276.1 million for the year ended December 31, 2017. The increase in asset-based fees was driven by strong growth across all types of index-linked investment products, including a $34.7 million, or 18.2%, increase in revenue from ETFs linked to MSCI indexes, which was driven by a 21.9% increase in average AUM, partially offset by the impact of a change in product mix. In addition, revenue from non-ETF passive products grew $22.0 million, or 30.3%, primarily driven by higher AUM and an increased contribution from higher-fee products. Revenues from exchange traded futures and options contracts based on MSCI indexes grew $3.8 million, or 28.2%, driven, in part, by an increase in total trading volumes. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended (1)
	2017				2018
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
AUM in ETFs linked to MSCI indexes (2), (3)	$555.7	$624.3	$674.3	$744.3	$764.9	$744.7	$765.5	$695.6
Sequential Change in Value
Market Appreciation/ (Depreciation)	$35.8	$23.6	$32.2	$32.0	$(11.7)	$(19.4)	$15.6	$(94.7)
Cash Inflows	38.5	45.0	17.8	38.0	32.3	(0.8)	5.2	24.8
Total Change	$74.3	$68.6	$50.0	$70.0	$20.6	$(20.2)	$20.8	$(69.9)

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

(2)	The value of assets under management in ETFs linked to MSCI Indexes is calculated by multiplying the ETF net asset value by the number of shares outstanding.
(3)	The AUM in ETFs numbers also include AUM in Exchange Traded Notes, the value of which is less than 1.0% of the AUM amounts presented.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the periods indicated:

	Year-to-Date Average (1)
	2017				2018
	March	June	September	December	March	June	September	December
AUM in ETFs linked to MSCI Indexes	$524.1	$559.5	$591.1	$621.4	$779.5	$778.0	$770.6	$757.2
_____________
Source: Bloomberg and MSCI

(1)For additional information on AUM amounts presented in this table, please refer to the footnotes in the table presenting AUM in ETFs linked to MSCI equity indexes  for "Period Ended" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Revenues."

For the year ended December 31, 2018, the average value of AUM in ETFs linked to MSCI equity indexes was $757.2 billion, up $135.8 billion, or 21.9%, from $621.4 billion for the year ended December 31, 2017.

Non-recurring revenues increased 23.3% to $30.9 million for the year ended December 31, 2018, compared to $25.1 million for the year ended December 31, 2017, primarily driven by growth in Index products, which increased $5.7 million, or 36.7%.

The following table presents operating revenues by reportable segment and revenue type for the years indicated:

	Years Ended
	December 31,	December 31,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$477,612	$427,289	$50,323	11.8%
Asset-based fees	336,565	276,092	60,473	21.9%
Non-recurring	21,298	15,578	5,720	36.7%
Index total	835,475	718,959	116,516	16.2%
Analytics
Recurring subscriptions	474,334	452,253	22,081	4.9%
Non-recurring	5,605	6,016	(411)	(6.8%)
Analytics total	479,939	458,269	21,670	4.7%
All Other
Recurring subscriptions	114,590	93,481	21,109	22.6%
Non-recurring	3,980	3,463	517	14.9%
All Other total	118,570	96,944	21,626	22.3%
Total operating revenues	$1,433,984	$1,274,172	$159,812	12.5%

Refer to the section titled, “Segment Results of Operations” for an explanation of the results.

Operating Expenses

Operating expenses increased 7.6% to $747.1 million for the year ended December 31, 2018 compared to $694.4 million for the year ended December 31, 2017. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating expenses would have increased 7.3% for the year ended December 31, 2018 compared to the year ended December 31, 2017.

The following table presents operating expenses by activity for the years indicated:

	Years Ended
	December 31,	December 31,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$287,335	$273,681	$13,654	5.0%
Selling and marketing	192,923	177,121	15,802	8.9%
Research and development	81,411	75,849	5,562	7.3%
General and administrative	99,882	87,764	12,118	13.8%
Amortization of intangible assets	54,189	44,547	9,642	21.6%
Depreciation and amortization of property, equipment and leasehold improvements	31,346	35,440	(4,094)	(11.6%)
Total operating expenses	$747,086	$694,402	$52,684	7.6%

Cost of Revenues

Cost of revenues for the year ended December 31, 2018 increased 5.0% to $287.3 million compared to $273.7 million for the year ended December 31, 2017, reflecting increases across all reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to benefits, incentive compensation and wages and salaries, as well as increases in non-compensation costs, including professional fees, market data costs, miscellaneous expenses and information technology costs.

Selling and Marketing

Selling and marketing expenses for the year ended December 31, 2018 increased 8.9% to $192.9 million compared to $177.1 million for the year ended December 31, 2017, reflecting increases in the Index and All Other segments. The change was driven by increases in compensation and benefits costs, as well as increases in non-compensation costs, including marketing and occupancy costs, partially offset by lower miscellaneous expenses.

Research and Development

R&D expenses for the year ended December 31, 2018 increased 7.3% to $81.4 million compared to $75.8 million for the year ended December 31, 2017, reflecting higher investments across all reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to incentive compensation, benefits, and wages and salaries, as well as increases in non-compensation costs, including information technology, occupancy and travel and entertainment costs and professional fees.

General and Administrative

G&A expenses for the year ended December 31, 2018 increased 13.8% to $99.9 million compared to $87.8 million for the year ended December 31, 2017, reflecting increases across all reportable segments. The change was driven by increases in non-compensation costs primarily relating to professional fees, non-income taxes and miscellaneous fees, as well as increases in compensation and benefits costs, primarily due to higher wages and salaries, incentive compensation and benefits.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the years indicated:

	Years Ended
	December 31,	December 31,
	2018	2017	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$471,655	$440,307	$31,348	7.1%
Non-compensation expenses	189,896	174,108	15,788	9.1%
Amortization of intangible assets	54,189	44,547	9,642	21.6%
Depreciation and amortization of property, equipment and leasehold improvements	31,346	35,440	(4,094)	(11.6%)
Total operating expenses	$747,086	$694,402	$52,684	7.6%

Compensation and benefits costs are our most significant expense and typically represent more than 60% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 3,112 employees as of December 31, 2018 compared to 3,038 employees as of December 31, 2017, reflecting a 2.4% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of December 31, 2018, 61.4% of our employees were located in emerging market centers compared to 59.0% as of December 31, 2017.

Compensation and benefits costs for the year ended December 31, 2018 increased 7.1% to $471.7 million compared to $440.3 million for the year ended December 31, 2017, primarily driven by increases in incentive compensation, wages and salaries and benefits, partially offset by lower severance.

Non-compensation expenses for the year ended December 31, 2018 increased 9.1% to $189.9 million compared to $174.1 million for the year ended December 31, 2017, primarily driven by higher professional fees, information technology, market data, occupancy, non-income taxes and travel and entertainment costs and miscellaneous fees.

Amortization of Intangibles

Amortization of intangible asset expense for the year ended December 31, 2018 increased 21.6% to $54.2 million compared to $44.5 million for the year ended December 31, 2017. The increase during the year was due to a $7.9 million non-cash charge related to the write-off of the IPD tradename used by the Real Estate segment, as well as higher amortization of capitalized software development costs released into production, partially offset by other intangible assets becoming fully amortized.

Depreciation and amortization of property, equipment and leasehold improvements

Depreciation and amortization of property, equipment and leasehold improvements for the year ended December 31, 2018 decreased 11.6% to $31.3 million compared to $35.4 million for the year ended December 31, 2017. The decrease was primarily the result of certain storage and data center assets becoming fully depreciated.

Other Expense (Income), Net

Other expense (income), net for the year ended December 31, 2018 decreased 49.5% to $57.0 million compared to $112.9 million for the year ended December 31, 2017, primarily reflecting the impact of the $10.6 million and $46.6 million gains realized from the FEA and InvestorForce divestitures, respectively. In addition, higher interest expense associated with higher outstanding debt, was partially offset by higher interest income associated with higher yields on higher cash balances.

Income Taxes

The provision for income tax expense decreased 25.1% to $122.0 million for the year ended December 31, 2018 compared to $162.9 million for the year ended December 31, 2017, primarily relating to the year-over-year change of $45.7 million attributed to Tax Reform. In addition, the Company benefited from a lower U.S. statutory tax rate of 21.0% for the year ended December 31, 2018 compared to 35.0% for the year ended December 31, 2017, as well as tax planning to reduce withholding taxes on repatriation of foreign earnings. These amounts reflect effective tax rates of 19.4% and 34.9% for the years ended December 31, 2018 and 2017, respectively.

Included in the effective tax rate of 19.4% for the year ended December 31, 2018 is a 1.8 percentage point benefit related to Tax Reform, a 6.9 percentage point benefit related to the reduction in the operating tax rate and a 1.9 percentage point benefit as a result of tax planning and other miscellaneous favorable discrete items.

Net Income

As a result of the factors described above, net income for the year ended December 31, 2018 increased 67.1% to $507.9 million compared to $304.0 million for the year ended December 31, 2017.

Adjusted EBITDA

The following table presents the calculation of the non-GAAP Adjusted EBITDA measure for the years indicated:

	Years Ended
	December 31,	December 31,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:	$1,433,984	$1,274,172	$159,812	12.5%
Adjusted EBITDA expenses	661,551	614,415	47,136	7.7%
Adjusted EBITDA	$772,433	$659,757	$112,676	17.1%
Adjusted EBITDA margin %	53.9%	51.8%
Operating margin %	47.9%	45.5%

Adjusted EBITDA increased 17.1% to $772.4 million for the year ended December 31, 2018 compared to $659.8 million for the year ended December 31, 2017. Adjusted EBITDA margin increased to 53.9% for the year ended December 31, 2018 compared to 51.8% for the year ended December 31, 2017. The improvement in margin reflects a higher rate of growth in operating revenues, primarily attributable to the Index segment, as compared to the rate of growth of Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the years indicated:

	Years Ended
	December 31,	December 31,
	2018	2017	Increase/(Decrease)
	(in thousands)
Index Adjusted EBITDA	$607,853	$522,241	$85,612	16.4%
Analytics Adjusted EBITDA	143,645	125,624	18,021	14.3%
All Other Adjusted EBITDA	20,935	11,892	9,043	76.0%
Consolidated Adjusted EBITDA	772,433	659,757	112,676	17.1%
Amortization of intangible assets	54,189	44,547	9,642	21.6%
Depreciation and amortization of property, equipment and leasehold improvements	31,346	35,440	(4,094)	(11.6%)
Operating income	686,898	579,770	107,128	18.5%
Other expense (income), net	57,002	112,871	(55,869)	(49.5%)
Provision for income taxes	122,011	162,927	(40,916)	(25.1%)
Net income	$507,885	$303,972	$203,913	67.1%

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the years indicated:

	Years Ended
	December 31,	December 31,
	2018	2017	Increase/(Decrease)
	(in thousands)
Index Adjusted EBITDA expenses	$227,622	$196,718	$30,904	15.7%
Analytics Adjusted EBITDA expenses	336,294	332,645	3,649	1.1%
All Other Adjusted EBITDA expenses	97,635	85,052	12,583	14.8%
Consolidated Adjusted EBITDA expenses	661,551	614,415	47,136	7.7%
Amortization of intangible assets	54,189	44,547	9,642	21.6%
Depreciation and amortization of property, equipment and leasehold improvements	31,346	35,440	(4,094)	(11.6%)
Total operating expenses	$747,086	$694,402	$52,684	7.6%

Segment Results

The results for each of our three reportable segments for the years ended December 31, 2018 and 2017 are presented below:

Index Segment
The following table presents the results for the Index segment for the years indicated:

	Years Ended
	December 31,	December 31,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$477,612	$427,289	$50,323	11.8%
Asset-based fees	336,565	276,092	60,473	21.9%
Non-recurring	21,298	15,578	5,720	36.7%
Operating revenues total	835,475	718,959	116,516	16.2%
Adjusted EBITDA expenses	227,622	196,718	30,904	15.7%
Adjusted EBITDA	$607,853	$522,241	$85,612	16.4%
Adjusted EBITDA margin %	72.8%	72.6%

Revenues related to Index products increased 16.2% to $835.5 million for the year ended December 31, 2018 compared to $719.0 million for the year ended December 31, 2017.

Revenues from recurring subscriptions were up 11.8% to $477.6 million for the year ended December 31, 2018 compared to $427.3 million for the year ended December 31, 2017. The increase was driven by growth in core products and strong growth in factor and ESG indexes and custom and specialized index products. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions would have increased 11.7% for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Revenues from asset-based fees increased 21.9% to $336.6 million for the year ended December 31, 2018 compared to $276.1 million for the year ended December 31, 2017. The increase in asset-based fees was driven by strong growth across all types of index-linked investment products, including a $34.7 million, or 18.2%, increase in revenue from ETFs linked to MSCI indexes, which was driven by a 21.9% increase in average AUM, partially offset by the impact of a change in product mix. In addition, revenue from non-ETF passive products grew $22.0 million, or 30.3%, primarily driven by higher AUM and an increased contribution from higher-fee products. Revenues from exchange traded futures and options contracts based on MSCI indexes grew $3.8 million, or 28.2%, driven, in part, by an increase in total trading volumes. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

Index segment Adjusted EBITDA expenses increased 15.7% to $227.6 million for the year ended December 31, 2018 compared to $196.7 million for the year ended December 31, 2017, reflecting higher expenses across all expense activity categories to fund current and future revenue growth. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 15.4% for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Analytics Segment

The following table presents the results for the Analytics segment for the years indicated:

	Years Ended
	December 31,	December 31,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$474,334	$452,253	$22,081	4.9%
Non-recurring	5,605	6,016	(411)	(6.8%)
Operating revenues total	479,939	458,269	21,670	4.7%
Adjusted EBITDA expenses	336,294	332,645	3,649	1.1%
Adjusted EBITDA	$143,645	$125,624	$18,021	14.3%
Adjusted EBITDA margin %	29.9%	27.4%

Analytics segment revenues increased 4.7% to $479.9 million for the year ended December 31, 2018 compared to $458.3 million for the year ended December 31, 2017, primarily driven by growth in both Equity and Multi-Asset Class Analytics products, partially offset by declines in Energy and Commodity Analytics products, resulting from the FEA divestiture, and declines from the divestiture of InvestorForce. Adjusting for foreign currency exchange rate fluctuations, Analytics segment revenues would have increased 4.6% for the year ended December 31, 2018 compared to the year ended December 31, 2017. Adjusting for foreign currency exchange rate fluctuations and excluding the impact of the divestiture of InvestorForce and FEA, Analytics segment revenues would have increased 7.0% for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Analytics segment Adjusted EBITDA expenses increased 1.1% to $336.3 million for the year ended December 31, 2018 compared to $332.6 million for the year ended December 31, 2017, primarily reflecting higher expenses across the G&A and R&D expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 0.9% for the year ended December 31, 2018 compared to the year ended December 31, 2017.

All Other Segment

The following table presents the results for the All Other segment, which consists of the ESG and Real Estate product lines, for the years indicated:

	Years Ended
	December 31,	December 31,
	2018	2017	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$114,590	$93,481	$21,109	22.6%
Non-recurring	3,980	3,463	517	14.9%
Operating revenues total	118,570	96,944	21,626	22.3%
Adjusted EBITDA expenses	97,635	85,052	12,583	14.8%
Adjusted EBITDA	$20,935	$11,892	$9,043	76.0%
Adjusted EBITDA margin %	17.7%	12.3%

All Other segment revenues increased 22.3% to $118.6 million for the year ended December 31, 2018 compared to $96.9 million for the year ended December 31, 2017. The increase in All Other revenues was driven by a $16.6 million, or 30.2%, increase in ESG revenues to $71.4 million, and a $5.1 million, or 12.0%, increase in Real Estate revenues to $47.2 million. The increase in ESG revenues was driven by strong growth in ESG Ratings product revenues. The increase in Real Estate revenues was primarily driven by higher revenues from Enterprise Analytics and Market Information products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG revenues would have increased 30.4%, Real Estate revenues would have increased 8.3% and All Other operating revenues would have increased 20.8% for the year ended December 31, 2018 compared to the year ended December 31, 2017.

All Other segment Adjusted EBITDA expenses increased 14.8% to $97.6 million for the year ended December 31, 2018 compared to $85.1 million for the year ended December 31, 2017, primarily driven by higher expenses attributable to both ESG and Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 14.6% for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table presents the results of operations for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$1,274,172	$1,150,669	$123,503	10.7%
Operating expenses:
Cost of revenues	273,681	252,107	21,574	8.6%
Selling and marketing	177,121	166,666	10,455	6.3%
Research and development	75,849	75,204	645	0.9%
General and administrative	87,764	87,235	529	0.6%
Amortization of intangible assets	44,547	47,033	(2,486)	(5.3%)
Depreciation and amortization of property, equipment and leasehold improvements	35,440	34,320	1,120	3.3%
Total operating expenses	694,402	662,565	31,837	4.8%
Operating income	579,770	488,104	91,666	18.8%
Other expense (income), net	112,871	102,166	10,705	10.5%
Income before provision for income taxes	466,899	385,938	80,961	21.0%
Provision for income taxes	162,927	125,083	37,844	30.3%
Income from continuing operations	$303,972	$260,855	$43,117	16.5%

Earnings per basic common share	$3.36	$2.72	$0.64	23.5%

Earnings per diluted common share	$3.31	$2.70	$0.61	22.6%

Operating margin	45.5%	42.4%

Operating Revenues

The following table presents operating revenues by recurring subscriptions, asset-based fees and non-recurring revenues for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$973,023	$913,668	$59,355	6.5%
Asset-based fees	276,092	210,229	65,863	31.3%
Non-recurring	25,057	26,772	(1,715)	(6.4%)
Total operating revenues	$1,274,172	$1,150,669	$123,503	10.7%

Total operating revenues grew 10.7% to $1,274.2 million for the year ended December 31, 2017 compared to $1,150.7 million for the year ended December 31, 2016. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 11.1% for the year ended December 31, 2017 compared to the year ended December 31, 2016.

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

(3)            The AUM in ETFs numbers also include AUM in Exchange Traded Notes, the value of which is less than 1.0% of the AUM amounts presented.

	Year-to-Date Average (1)
	2016				2017
	March	June	September	December	March	June	September	December
AUM in ETFs linked to MSCI Indexes	$407.9	$423.5	$438.1	$446.4	$524.1	$559.5	$591.1	$621.4
______________
Source: Bloomberg and MSCI

(1)          For additional information on AUM amounts presented in this table, please refer to the footnotes in the table presenting AUM in ETFs linked to MSCI equity indexes  for "Period Ended" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Revenues."

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

The following table presents operating revenues by reportable segment and revenue type for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$427,289	$389,348	$37,941	9.7%
Asset-based fees	276,092	210,229	65,863	31.3%
Non-recurring	15,578	13,974	1,604	11.5%
Index total	718,959	613,551	105,408	17.2%
Analytics
Recurring subscriptions	452,253	439,864	12,389	2.8%
Non-recurring	6,016	8,489	(2,473)	(29.1%)
Analytics total	458,269	448,353	9,916	2.2%
All Other
Recurring subscriptions	93,481	84,456	9,025	10.7%
Non-recurring	3,463	4,309	(846)	(19.6%)
All Other total	96,944	88,765	8,179	9.2%
Total operating revenues	$1,274,172	$1,150,669	$123,503	10.7%

Refer to the section titled, “Segment Results of Operations” for an explanation of the results.

Operating Expenses

Operating expenses increased 4.8% to $694.4 million for the year ended December 31, 2017 compared to $662.6 million for the year ended December 31, 2016. Adjusting for the impact of foreign currency exchange rate fluctuations, operating expenses would have increased 5.1% for the year ended December 31, 2017 compared to the year ended December 31, 2016.

The following table presents operating expenses by activity for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$273,681	$252,107	$21,574	8.6%
Selling and marketing	177,121	166,666	10,455	6.3%
Research and development	75,849	75,204	645	0.9%
General and administrative	87,764	87,235	529	0.6%
Amortization of intangible assets	44,547	47,033	(2,486)	(5.3%)
Depreciation and amortization of property, equipment and leasehold improvements	35,440	34,320	1,120	3.3%
Total operating expenses	$694,402	$662,565	$31,837	4.8%

Cost of Revenues

Cost of revenues for the year ended December 31, 2017 increased 8.6% to $273.7 million compared to $252.1 million for the year ended December 31, 2016, reflecting increases across all three reportable segments. The change was driven by increases in compensation and benefit costs, primarily relating to wages and salaries, severance and incentive compensation, as well as higher non-compensation information technology costs, market data costs, occupancy costs, personnel related costs and travel and entertainment costs.

Selling and Marketing

Selling and marketing expenses for the year ended December 31, 2017 increased 6.3% to $177.1 million compared to $166.7 million for the year ended December 31, 2016, reflecting increases in the Index and All Other segments. The change was driven by an overall increase in compensation and benefit costs, relating to incentive compensation, severance, wages and salaries and benefits, as well as higher non-compensation marketing costs and travel and entertainment costs.

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

General and Administrative

G&A expenses for the year ended December 31, 2017 increased 0.6% to $87.8 million compared to $87.2 million for the year ended December 31, 2016, driven by higher costs in the Index segment partially offset by lower costs in Real Estate within the All Other segment. The change was driven by an increase in compensation and benefits costs, primarily relating to an increase in wages and salaries and benefits, partially offset by a decrease in severance, as well as the impact of lower non-compensation professional fees.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$440,307	$414,322	$25,985	6.3%
Non-compensation expenses	174,108	166,890	7,218	4.3%
Amortization of intangible assets	44,547	47,033	(2,486)	(5.3%)
Depreciation and amortization of property, equipment and leasehold improvements	35,440	34,320	1,120	3.3%
Total operating expenses	$694,402	$662,565	$31,837	4.8%

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

Compensation and benefits costs for the year ended December 31, 2017 increased 6.3% to $440.3 million compared to $414.3 million for the year ended December 31, 2016, primarily driven by increases in wages and salaries, incentive compensation, severance and benefits.

Non-compensation expenses for the year ended December 31, 2017 increased 4.3% to $174.1 million compared to $166.9 million for the year ended December 31, 2016, primarily driven by higher information technology, marketing, travel and entertainment and market data costs, partially offset by lower professional fees and recruiting costs.

Amortization of Intangibles

Amortization of intangible asset expense for the year ended December 31, 2017 decreased 5.3% to $44.5 million compared to $47.0 million for the year ended December 31, 2016. The decrease during the year was due to $5.5 million of lower amortization from intangibles associated with past acquisitions primarily related to certain intangible assets associated with the RiskMetrics acquisition becoming fully amortized, partially offset by $3.0 million of increased amortization of capitalized software development costs relating to new internally developed software implementations.

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

Other Expense (Income), Net

Other expense (income), net for the year ended December 31, 2017 increased 10.5% to $112.9 million compared to $102.2 million for the year ended December 31, 2016, primarily driven by $14.4 million of higher interest expense resulting from the increased level of indebtedness associated with the 2026 Senior Notes offering, partially offset by higher interest income associated with higher cash balances as well as the impact of a $3.7 million charge in 2016 related to estimated losses associated with miscellaneous transactions.

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

Adjusted EBITDA

The following table presents the calculation of the non-GAAP Adjusted EBITDA measure for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:	$1,274,172	$1,150,669	$123,503	10.7%
Adjusted EBITDA expenses	614,415	581,212	33,203	5.7%
Adjusted EBITDA	$659,757	$569,457	$90,300	15.9%
Adjusted EBITDA margin %	51.8%	49.5%
Operating margin %	45.5%	42.4%

Adjusted EBITDA increased 15.9% to $659.8 million for the year ended December 31, 2017 compared to $569.5 million for the year ended December 31, 2016. Adjusted EBITDA margin increased to 51.8% for the year ended December 31, 2017 compared to 49.5% for the year ended December 31, 2016. The improvement in margin reflects a higher rate of growth in operating revenues, primarily attributable to strong operating results within the Index segment, as compared to the rate of growth of Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Index Adjusted EBITDA	$522,241	$431,478	$90,763	21.0%
Analytics Adjusted EBITDA	125,624	128,507	(2,883)	(2.2%)
All Other Adjusted EBITDA	11,892	9,472	2,420	25.5%
Consolidated Adjusted EBITDA	659,757	569,457	90,300	15.9%
Amortization of intangible assets	44,547	47,033	(2,486)	(5.3%)
Depreciation and amortization of property, equipment and leasehold improvements	35,440	34,320	1,120	3.3%
Operating income	579,770	488,104	91,666	18.8%
Other expense (income), net	112,871	102,166	10,705	10.5%
Provision for income taxes	162,927	125,083	37,844	30.3%
Net income	$303,972	$260,855	$43,117	16.5%

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Index Adjusted EBITDA expenses	$196,718	$182,073	$14,645	8.0%
Analytics Adjusted EBITDA expenses	332,645	319,846	12,799	4.0%
All Other Adjusted EBITDA expenses	85,052	79,293	5,759	7.3%
Consolidated Adjusted EBITDA expenses	614,415	581,212	33,203	5.7%
Amortization of intangible assets	44,547	47,033	(2,486)	(5.3%)
Depreciation and amortization of property, equipment and leasehold improvements	35,440	34,320	1,120	3.3%
Total operating expenses	$694,402	$662,565	$31,837	4.8%

Segment Results

The results for each of our three reportable segments for the years ended December 31, 2017 and 2016 are presented below:

Index Segment

The following table presents the results for the Index segment for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$427,289	$389,348	$37,941	9.7%
Asset-based fees	276,092	210,229	65,863	31.3%
Non-recurring	15,578	13,974	1,604	11.5%
Operating revenues total	718,959	613,551	105,408	17.2%
Adjusted EBITDA expenses	196,718	182,073	14,645	8.0%
Adjusted EBITDA	$522,241	$431,478	$90,763	21.0%
Adjusted EBITDA margin %	72.6%	70.3%

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

Index segment Adjusted EBITDA expenses increased 8.0% to $196.7 million for the year ended December 31, 2017 compared to $182.1 million for the year ended December 31, 2016, primarily reflecting higher cost of revenues and selling and marketing expenses associated with stronger operating performance and growth in the product line. Partially offsetting these increases were lower R&D expenses associated with higher allocations and investments in the prior year. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 8.4% for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Analytics Segment

The following table presents the results for the Analytics segment for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$452,253	$439,864	$12,389	2.8%
Non-recurring	6,016	8,489	(2,473)	(29.1%)
Operating revenues total	458,269	448,353	9,916	2.2%
Adjusted EBITDA expenses	332,645	319,846	12,799	4.0%
Adjusted EBITDA	$125,624	$128,507	$(2,883)	(2.2%)
Adjusted EBITDA margin %	27.4%	28.7%

Analytics segment revenues increased 2.2% to $458.3 million for the year ended December 31, 2017 compared to $448.4 million for the year ended December 31, 2016, primarily driven by growth in both Equity and Multi-Asset Class Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment revenues would have increased 2.9% for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Analytics segment Adjusted EBITDA expenses increased 4.0% to $332.6 million for the year ended December 31, 2017 compared to $319.8 million for the year ended December 31, 2016, primarily driven by higher R&D expenses associated with investments in the MSCI Analytics Platform and Fixed Income and Multi-Asset Class offerings, as well as higher cost of revenues.

All Other Segment

The following table presents the results for the All Other segment, which consists of the ESG and Real Estate product lines, for the years indicated:

	Years Ended
	December 31,	December 31,
	2017	2016	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$93,481	$84,457	$9,024	10.7%
Non-recurring	3,463	4,308	(845)	(19.6%)
Operating revenues total	96,944	88,765	8,179	9.2%
Adjusted EBITDA expenses	85,052	79,293	5,759	7.3%
Adjusted EBITDA	$11,892	$9,472	$2,420	25.5%
Adjusted EBITDA margin %	12.3%	10.7%

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

All Other segment Adjusted EBITDA expenses increased 7.3% to $85.1 million for the year ended December 31, 2017 compared to $79.3 million for the year ended December 31, 2016, primarily driven by higher cost of revenues attributable to ESG operations, partially offset by lower general and administrative and selling and marketing costs attributable to Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 7.8% for the year ended December 31, 2017 compared to the year ended December 31, 2016.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;

•	fluctuations in foreign currency exchange rates; and
•	the impact of acquisitions and divestitures.

The following table presents Run Rates by reportable segment as of the dates indicated and the growth percentages over the years indicated:

	As of			Comparison of
	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2018 to 2017	2017 to 2016
	(in thousands)
Index:
Recurring subscriptions	$502,665	$451,048	$406,729	11.4%	10.9%
Asset-based fees	311,908	316,812	216,982	(1.5%)	46.0%
Index total	814,573	767,860	623,711	6.1%	23.1%
Analytics	491,861	489,451	451,533	0.5%	8.4%
All Other	124,886	108,413	88,074	15.2%	23.1%
Total Run Rate	$1,431,320	$1,365,724	$1,163,318	4.8%	17.4%

Recurring subscriptions total	$1,119,412	$1,048,912	$946,336	6.7%	10.8%
Asset-based fees	311,908	316,812	216,982	(1.5%)	46.0%
Total Run Rate	$1,431,320	$1,365,724	$1,163,318	4.8%	17.4%

December 31, 2018 Compared to December 31, 2017

Total Run Rate grew 4.8% to $1,431.3 million as of December 31, 2018 compared to $1,365.7 million as of December 31, 2017. Recurring subscription Run Rate grew 6.7% to $1,119.4 million as of December 31, 2018 compared to $1,048.9 million as of December 31, 2017. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscription Run Rate would have increased 7.3% as of December 31, 2018 compared to December 31, 2017.

Run Rate from asset-based fees decreased 1.5% to $311.9 million as of December 31, 2018, from $316.8 million as of December 31, 2017, primarily driven by lower AUM in ETFs, partially offset by increases in non-ETF passive funds and futures and options contracts, all linked to MSCI indexes. As of December 31, 2018, the value of AUM in ETFs linked to MSCI indexes was $695.6 billion, down $48.7 billion, or 6.5%, from $744.3 billion as of December 31, 2017. The decrease of $48.7 billion consisted of market depreciation of asset values of $110.2 billion, partially offset by net inflows of $61.5 billion.

Index recurring subscription Run Rate grew 11.4% to $502.7 million as of December 31, 2018 compared to $451.0 million as of December 31, 2017, driven by growth in core products, factor and ESG indexes and custom and specialized index products and growth in the asset owners, hedge fund and wealth management client segments.

Run Rate from Analytics products increased 0.5% to $491.9 million as of December 31, 2018 compared to $489.5 million as of December 31, 2017, primarily driven by growth in both Multi-Asset Class and Equity Analytics products, partially offset by the removal of Run Rate associated with FEA, which was divested in April 2018 and InvestorForce, which was divested in October 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 1.0% as of December 31, 2018 compared to December 31, 2017. Adjusting for the impact of foreign currency exchange rate fluctuations and excluding the impact of the divestitures of InvestorForce and FEA, Analytics Run Rate would have increased 6.5% as of December 31, 2018 compared to December 31, 2017.

Run Rate from All Other products increased 15.2% to $124.9 million at December 31, 2018 compared to $108.4 million at December 31, 2017. The $16.5 million increase was primarily driven by a $14.8 million, or 23.0%, increase in ESG Run Rate to $79.5 million, and a $1.6 million, or 3.7%, increase in Real Estate Run Rate to $45.4 million. The increase in ESG Run Rate was primarily driven by strong growth in ESG Ratings products and an increase in ESG Screening products. The increase in Real Estate Run Rate was primarily driven by growth in Market Information products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG Run Rate would have increased 25.1%, Real Estate Run Rate would have increased 8.9% and All Other Run Rate would have increased 18.6%, in each case, as of December 31, 2018 compared to December 31, 2017.

December 31, 2017 Compared to December 31, 2016

Total Run Rate grew 17.4% to $1,365.7 million as of December 31, 2017 compared to $1,163.3 million as of December 31, 2016. Recurring subscription Run Rate grew 10.8% to $1,048.9 million as of December 31, 2017 compared to $946.3 million as of December 31, 2016. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscription Run Rate would have increased 9.5% as of December 31, 2017 compared to December 31, 2016.

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

Run Rate from Analytics products increased 8.4% to $489.5 million as of December 31, 2017 compared to $451.5 million as of December 31, 2016, primarily driven by growth in both Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 6.8% as of December 31, 2017 compared to December 31, 2016.

Run Rate from All Other products increased 23.1% to $108.4 million at December 31, 2017 compared to $88.1 million at December 31, 2016, driven by a $15.5 million, or 31.5%, increase in ESG Run Rate to $64.6 million and a $4.9 million, or 12.5%, increase in Real Estate Run Rate to $43.8 million. The increase in ESG Run Rate was primarily driven by growth in ESG Ratings products. The increase in Real Estate Run Rate was primarily driven by growth in Market Information and Portfolio Analysis Service products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG Run Rate would have increased 27.3%, Real Estate Run Rate would have increased 3.8% and All Other Run Rate would have increased 16.9%, in each case, as of December 31, 2017 compared to December 31, 2016.

Subscription Sales

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the years indicated:

	Years Ended			Comparison of
	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2018 to 2017	2017 to 2016
	(in thousands)
New recurring subscription sales
Index	$72,660	$61,308	$55,279	18.5%	10.9%
Analytics	64,986	64,177	55,255	1.3%	16.1%
All Other	26,201	22,544	19,978	16.2%	12.8%
New recurring subscription sales total	163,847	148,029	130,512	10.7%	13.4%
Subscription cancellations
Index	(20,819)	(16,995)	(17,417)	22.5%	(2.4%)
Analytics	(33,671)	(33,674)	(39,205)	(0.0%)	(14.1%)
All Other	(6,421)	(7,717)	(8,288)	(16.8%)	(6.9%)
Subscription cancellations total	(60,911)	(58,386)	(64,910)	4.3%	(10.1%)
Net new recurring subscription sales
Index	51,841	44,313	37,862	17.0%	17.0%
Analytics	31,315	30,503	16,050	2.7%	90.0%
All Other	19,780	14,827	11,690	33.4%	26.8%
Net new recurring subscription sales total	102,936	89,643	65,602	14.8%	36.6%
Non-recurring sales
Index	22,729	16,310	17,850	39.4%	(8.6%)
Analytics	10,209	10,306	8,830	(0.9%)	16.7%
All Other	3,438	3,875	4,247	(11.3%)	(8.8%)
Non-recurring sales total	36,376	30,491	30,927	19.3%	(1.4%)
Gross sales
Index	$95,389	$77,618	$73,129	22.9%	6.1%
Analytics	75,195	74,483	64,085	1.0%	16.2%
All Other	29,639	26,419	24,225	12.2%	9.1%
Total gross sales	$200,223	$178,520	$161,439	12.2%	10.6%
Net sales
Index	$74,570	$60,623	$55,712	23.0%	8.8%
Analytics	41,524	40,809	24,880	1.8%	64.0%
All Other	23,218	18,702	15,937	24.1%	17.3%
Total net sales	$139,312	$120,134	$96,529	16.0%	24.5%

Retention Rate

Another key metric is our “Retention Rate.” The following table presents our Retention Rate by reportable segment and product category for the periods indicated for the years ended December 31, 2018, 2017 and 2016:

	Index	Analytics	All Other	Total
2018
Three Months Ended March 31,	96.4%	93.0%	94.4%	94.6%
Three Months Ended June 30,	95.9%	92.1%	94.9%	94.1%
Three Months Ended September 30,	96.1%	94.1%	94.3%	95.0%
Three Months Ended December 31,	93.2%	92.7%	92.8%	92.9%
Year Ended December 31,	95.4%	93.0%	94.1%	94.1%
2017
Three Months Ended March 31,	96.9%	93.3%	92.4%	94.7%
Three Months Ended June 30,	97.0%	93.9%	90.8%	94.9%
Three Months Ended September 30,	95.5%	93.4%	90.7%	94.0%
Three Months Ended December 31,	93.9%	89.7%	91.1%	91.6%
Year Ended December 31,	95.8%	92.5%	91.2%	93.8%
2016
Three Months Ended March 31,	96.3%	94.6%	92.2%	95.1%
Three Months Ended June 30,	95.6%	91.7%	89.2%	93.1%
Three Months Ended September 30,	95.8%	90.4%	90.8%	92.7%
Three Months Ended December 31,	93.4%	87.4%	87.8%	89.9%
Year Ended December 31,	95.3%	91.0%	90.0%	92.7%

Retention Rate is an important metric because subscription cancellations decrease our Run Rate and ultimately our operating revenues over time. The annual Retention Rate represents the retained subscription Run Rate (subscription Run Rate at the beginning of the fiscal year less actual cancels during the year) as a percentage of the subscription Run Rate at the beginning of the fiscal year.

The Retention Rate for a non-annual period is calculated by annualizing the cancellations for which we have received a notice of termination or for which we believe there is an intention not to renew during the non-annual period, and we believe that such notice or intention evidences the client’s final decision to terminate or not renew the applicable agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the fiscal year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Retention Rate for the period.

For example, in the fourth quarter of 2018, we recorded cancellations of $18.2 million. To derive the Retention Rate for the fourth quarter, we annualized the actual cancellations during the quarter of $18.2 million to derive $72.7 million of annualized cancellations. This $72.7 million was then divided by the $1,048.9 million subscription Run Rate at the beginning of the year to derive a cancellation rate of 6.9%. The 6.9% was then subtracted from 100.0% to derive a Retention Rate of 93.1% for the fourth quarter.

Retention Rate is computed by operating segment on a product/service-by-product/service basis. In general, if a client reduces the number of products or services to which it subscribes within a segment, or switches between products or services within a segment, we treat it as a cancellation for purposes of calculating our Retention Rate except in the case of a product or service switch that management considers to be a replacement product or service. In those replacement cases, only the net change to the client subscription, if a decrease, is reported as a cancel.  In the Analytics and the ESG segments, substantially all product or service switches are treated as replacement products or services and netted in this manner, while in our Index and Real Estate segments, product or service switches that are treated as replacement products or services and receive netting treatment occur only in certain limited instances. In addition, we treat any reduction in fees resulting from a down-sale of the same product or service as a cancellation to the extent of the reduction. We do not calculate Retention Rate for that portion of our Run Rate attributable to assets in index-linked investment products or futures and options contracts, in each case, linked to our indexes.

This definition of Retention Rate was revised and was previously provided in our quarterly report on Form 10-Q filed with the SEC on August 3, 2018 to describe our methodology for calculating cancellations. We believe this methodology has been applied in all material respects in calculating cancellation rates reported in the periods prior to the quarter ended June 30, 2018, and accordingly, we do not believe changes to those previously reported cancellation rates are required.

For the year ended December 31, 2018, 29.8% of our cancellations occurred in the fourth quarter. Historically, the Retention Rate has generally been higher during the first three quarters and lower in the fourth quarter, as the fourth quarter is traditionally the largest renewal period in the year.

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

Senior Notes and Credit Agreement

We have issued an aggregate of $2.6 billion in Senior Notes and entered into a $250 million Revolving Credit Agreement with a syndicate of banks. See Note 5, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included herein for additional information on our Senior Notes and Revolving Credit Agreement.

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of December 31, 2018, our Consolidated Leverage Ratio was 3.13:1.00 and our Consolidated Interest Coverage Ratio was 6.59:1.00. There have been no amounts drawn under the Revolving Credit Agreement since it was entered into on November 20, 2014.

Our non-guarantor subsidiaries of the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $797.4 million, or 55.6%, of our total revenue for the 12 months ended December 31, 2018, approximately $241.0 million, or 35.1%, of our consolidated operating income for the 12 months ended December 31, 2018, and approximately $733.2 million, or 21.6%, of our consolidated total assets (excluding intercompany assets) and $485.6 million, or 13.7%, of our consolidated total liabilities, in each case as of December 31, 2018.

Share Repurchases

The Board of Directors has approved a stock repurchase program for the purchase of the Company’s common stock in the open market. See Note 9, “Shareholders’ Equity (Deficit),” of the Notes to Consolidated Financial Statements included herein for additional information on our stock repurchase program.

The following table provides information with respect to repurchases of our common stock pursuant to open market repurchases:

Year Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands, except per share data)
December 31, 2016	$73.71	10,303	$759,427
December 31, 2017	$87.96	1,556	$136,899
December 31, 2018	$148.34	6,236	$924,989

Subsequent to the year ended December 31, 2018 and through February 15, 2019, the Company repurchased an additional 0.7 million shares of common stock at an average price of $147.97 per share for a total value of $102.1 million.

As of February 15, 2019, a total of $706.1 million remained available on the share repurchase authorization. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

Cash Dividends

On September 17, 2014, our Board of Directors approved a plan to initiate a regular quarterly cash dividend to our shareholders. On October 30, 2014, we began paying regular quarterly cash dividends and have paid such dividends each quarter thereafter.

On January 30, 2019, the Board of Directors declared a quarterly dividend of $0.58 per share of common stock to be paid on March 15, 2019 to shareholders of record as of the close of trading on February 22, 2019.

Cash Flows

The following table presents the Company’s cash and cash equivalents as of the dates indicated:

	As of
	December 31,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$904,176	$889,502

The following table presents the breakdown of the Company’s cash flows for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$612,762	$404,158	$442,363
Net cash provided by (used in) investing activities	34,874	(48,046)	(42,031)
Net cash used in financing activities	(626,483)	(267,543)	(372,899)
Effect of exchange rates on cash and cash equivalents	(6,479)	9,099	(13,305)
Net increase in cash and cash equivalents	$14,674	$97,668	$14,128

Cash and Cash Equivalents

Cash and cash equivalents were $904.2 million and $889.5 million as of December 31, 2018 and 2017, respectively. We seek to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes. As of December 31, 2018 and 2017, $275.6 million and $503.0 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. As a result of Tax Reform, we can now more efficiently access a significant portion of our cash held outside of the U.S. in the short-term without being subject to U.S. income taxes. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. The global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purpose or other needs, including acquisitions or expansion of our products.

We believe that global cash flows from operations, together with existing cash and cash equivalents and funds available under our existing credit facility and our ability to access the debt and capital markets for additional funds, will continue to be sufficient to fund our global operating activities and cash commitments for investing and financing activities, such as material capital expenditures and share repurchases, for at least the 12 months following issuance of this Form 10-K and for the foreseeable future thereafter. In addition, we expect that foreign cash flows from operations, together with existing cash and cash equivalents, will continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the 12 months following issuance of this Form 10-K and for the foreseeable future thereafter.

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $612.8 million and $404.2 million for the years ended December 31, 2018 and 2017, respectively. The year-over-year increase was primarily driven by higher cash collections, partially offset by higher payments of cash expenses and higher income tax and interest payments.

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

Cash Flows From Investing Activities

Cash provided by investing activities was $34.9 million for the year ended December 31, 2018 compared to cash used in investing activities of $48.0 million for the year ended December 31, 2017. The year-over-year change was primarily driven by the proceeds received from the FEA and InvestorForce divestitures.

Cash used in investing activities was $48.0 million and $42.0 million for the years ended December 31, 2017 and 2016, respectively, primarily reflecting higher capitalized software development costs mainly related to investments in the MSCI Analytics Platform and Fixed Income products.

Cash Flows From Financing Activities

Cash used in financing activities was $626.5 million for the year ended December 31, 2018 compared to $267.5 million for the year ended December 31, 2017. The year-over-year change primarily reflects higher repurchases of shares and higher dividend payments, partially offset by the proceeds from our debt offering in May 2018.

Cash used in financing activities was $267.5 million for the year ended December 31, 2017 compared to $372.9 million for the year ended December 31, 2016. The year-over-year change primarily reflects lower repurchases of treasury shares, partially offset by lower proceeds from borrowings and higher dividend payments.

Contractual Obligations

Our contractual obligations consist primarily of leases for office space, leases for equipment and other operating leases, obligations to vendors arising out of market data contracts and our debt obligations arising from the issuance of the Senior Notes. The following table summarizes our contractual obligations for the periods indicated as of December 31, 2018:

		Years Ending December 31,
(in thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases	$262,156	33,525	31,966	29,288	25,335	24,277	117,765
Vendor obligations	108,206	45,472	16,555	13,100	10,976	10,942	11,161
Senior Notes (1)	3,592,438	138,625	138,625	138,625	138,625	138,625	2,899,313
Other obligations (2)	20,204	—	—	—	—	2,278	17,926
Total contractual obligations	$3,983,004	$217,622	$187,146	$181,013	$174,936	$176,122	$3,046,165

(1)

Includes the impact of payments for the principal amount on the 2024 Senior Notes, 2025 Senior Notes, 2026 Senior Notes and 2027 Senior Notes plus interest based on the 5.25%, 5.75%, 4.75% and 5.375% coupon interest rates, respectively.

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

Off-Balance Sheet Arrangements

At December 31, 2018 and 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the years ended December 31, 2018 and 2017, 12.9% and 13.4%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 12.9% of non-U.S dollar exposure for the year ended December 31, 2018, 42.2% was in Euros, 29.4% was in Japanese yen and 17.8% was in British pounds sterling. Of the 13.4% of non-U.S dollar exposure for the year ended December 31, 2017, 39.6% was in Euros, 27.3% was in Japanese yen and 26.8% was in British pounds sterling.

Revenues from index-linked investment products represented 23.5% and 21.7% of operating revenues for the years ended December 31, 2018 and 2017, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 40.4% and 36.9% of our operating expenses for the years ended December 31, 2018 and 2017, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Euros, Hong Kong dollars, Swiss francs and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $0.4 million, $2.2 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management, including the Company’s CEO and CFO, concluded that, as of December 31, 2018, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which appears on page F-2 of this Annual Report on Form 10-K.

(c). Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for the information relating to our Executive Officers set forth in Part I of this Annual Report on Form 10-K, we incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2018.

Information regarding our Code of Ethics and Business Conduct and Corporate Governance Policies is incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after December 31, 2018. Any amendments to, or waivers from, a provision of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.msci.com. The information on our website is not and should not be considered a part of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2018. The information provided under Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2018.

Item 14.	Principal Accounting Fees and Services

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2018.

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

(a)(3) Exhibits

The information required by this Item is set forth below.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	10-Q	001-33812	3.1	5/4/2012
3.2	Amended and Restated By-laws	10-Q	001-33812	3.2	5/4/2012
4.1	Form of Senior Indenture	S-3	333-206232	4.1	8/7/2015
4.2	Form of Subordinated Indenture	S-3	333-206232	4.2	8/7/2015
4.3	Form of Common Stock Certificate	10-Q	001-33812	4.1	5/4/2012
4.4	Indenture, dated as of November 20, 2014, among MSCI Inc., each of the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	11/20/2014
4.5	Form of Note for MSCI Inc. 5.250% Senior Notes due November 15, 2024 (included in Exhibit 4.4)	8-K	001-33812	4.2	11/20/2014
4.6	Indenture, dated as of August 13, 2015, among MSCI Inc., each of the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	8/13/2015
4.7	Form of Note for MSCI Inc. 5.750% Senior Notes due August 13, 2025 (included in Exhibit 4.6)	8-K	001-33812	4.2	8/13/2015
4.8	Indenture, dated as of August 4, 2016, among MSCI Inc., each of the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	8/5/2016

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
4.9	Form of Note for MSCI Inc. 4.750% Senior Notes due August 1, 2026 (included in Exhibit 4.8)	8-K	001-33812	4.2	8/5/2016
4.10	Indenture, dated as of May 18, 2018, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	5/18/2018
4.11	Form of Note for MSCI Inc. 5.375% Senior Notes due May 15, 2027 (included in Exhibit 4.10)	8-K	001-33812	4.2	5/18/2018
10.1†	Index License Agreement for Funds, dated as of March 18, 2000, between Morgan Stanley Capital International and Barclays Global Investors, N.A.	10-K	001-33812	10.1	2/27/2015
10.2†	Amendment to Index License Agreement for Funds between Morgan Stanley Capital International and Barclays Global Investors, N.A.	10-K	001-33812	10.2	2/29/2012
10.3†	Letter Agreement to Amend MSCI-BGI Fund Index License Agreement, dated as of June 21, 2001, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.3	1/31/2011
10.4†	Addendum to the Index License Agreement for Funds, dated as of September 18, 2002, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.4	9/26/2007
10.5†	Amendment to the Index License Agreement for Funds, dated as of December 3, 2004, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.5	10/26/2007
10.6†	Amendment to the Index License Agreement for Funds, dated as of May 1, 2005, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.6	9/26/2007
10.7†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2006, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.7	10/26/2007
10.8	Amendment to Index License Agreement for Funds, dated as of June 5, 2007, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.8	1/31/2011
10.9	Amendment to Index License Agreement for Funds, dated as of November 7, 2008, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.9	2/29/2012

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.10†	Amendment to Index License Agreement for Funds, dated as of December 9, 2008, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.2	7/2/2010
10.11	Amendment to Index License Agreement for Funds, dated as of April 1, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.11	1/29/2010
10.12†	Amendment to Index License Agreement for Funds, dated as of May 21, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.3	7/2/2010
10.13	Amendment to Index License Agreement for Funds, dated as of September 30, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.4	7/2/2010
10.14	Amendment to Index License Agreement for Funds, dated as of October 6, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.14	1/29/2010
10.15†	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.). Replaces in its entirety the Amendment to Index License Agreement for Funds, dated as of October 27, 2009, between MSCI Inc. and Barclays Global Investors, N.A. filed as Exhibit 10.15 to Form 10-K (001-33812) filed with the SEC on February 29, 2012	10-K	001-33812	10.15	3/1/2013
10.23	Tax Sharing Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.12	2/28/2008
10.29*	MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan	10-K	001-33812	10.30	3/1/2013
10.30*	MSCI Independent Directors’ Equity Compensation Plan as amended and restated on January 12, 2011	10-K	001-33812	10.39	1/31/2011
10.31*	MSCI Inc. Performance Formula and Incentive Plan	Proxy	001-33812	Annex C	2/28/2008
10.32*	MSCI Equity Incentive Compensation Plan 2007 Founders Grant Award Certificate for Stock Options	10-K	001-33812	10.19	2/28/2008
10.34*	RiskMetrics Group, Inc. 2000 Stock Option Plan	S-8	333-165888	99.1	6/3/2010
10.35*	RiskMetrics Group, Inc. 2004 Stock Option Plan	S-8	333-165888	99.2	6/3/2010
10.36*	RiskMetrics Group, Inc. 2007 Omnibus Incentive Compensation Plan	10-K	001-33812	10.38	3/1/2013

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.43*	Award Agreement for 2010 Price Vested Stock Option Award for the Chief Executive Officer under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.54	1/31/2011
10.46†	Amendment to Index License Agreement for Funds, dated as of December 15, 2009, between MSCI Inc. and Blackrock Institutional Trust Company, N.A.	10-K	001-33812	10.57	1/31/2011
10.47	Amendment to Index License Agreement for Funds, dated as of June 13, 2011, between MSCI Inc. and BlackRock Institutional Trust Company, N.A.	10-K	001-33812	10.58	2/29/2012
10.48	Amendment to Index License Agreement for Funds, dated as of May 20, 2010	10-K	001-33812	10.59	1/31/2011
10.49†	Schedule No. 11043 to the Master Index License Agreement for Index Based Funds, between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.), dated as of September 1, 2010	10-K	001-33812	10.60	1/31/2011
10.50†	Amendment to the Index License Agreement for Funds, dated as of November 19, 2010, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.50	2/27/2015
10.51	Amendment to the Index License Agreement for Funds, dated as of June 21, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)	10-K	001-33812	10.62	2/29/2012
10.52†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K/A	001-33812	10.63	7/20/2012
10.53†	Amendment to the Index License Agreement for Funds, dated as of August 23, 2011, by and between MSCI Inc. and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.53	2/27/2015
10.54	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)	10-K	001-33812	10.65	2/29/2012

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.55†	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.57	3/1/2013
10.56	Amendment to the Index License Agreement for Funds, dated as of December 16, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International, Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.67	2/29/2012
10.57	Agreement of Lease dated September 16, 2011, by and between 7 World Trade Center, LLC and MSCI Inc.	8-K	001-33812	10.1	9/22/2011
10.59*	Offer Letter, executed May 25, 2012, between MSCI Inc. and Robert Qutub	8-K	001-33812	10.1	5/30/2012
10.62†	Amendment to the Index License Agreement for Funds, dated as of February 16, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.66	2/28/2014
10.63†	Amendment to the Index License Agreement for Funds, dated as of April 9, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.63	2/27/2015
10.64†	Amendment to the Index License Agreement for Funds, dated as of June 1, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.68	3/1/2013
10.65†	Amendment to the Index License Agreement for Funds, dated as of August 17, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.69	3/1/2013

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.66†	Amendment to the Index License Agreement for Funds, dated as of August 20, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.70	2/28/2014
10.67†	Amendment to the Index License Agreement for Funds, dated as of November 6, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.71	2/28/2014
10.68†	Amendment to the Index License Agreement for Funds, dated as of November 15, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.72	3/1/2013
10.69†	Amendment to the Index License Agreement for Funds, dated as of February 21, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.73	2/28/2014
10.70†	Amendment to the Index License Agreement for Funds, dated as of March 20, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.74	2/28/2014
10.71†	Amendment to the Index License Agreement for Funds, dated as of September 11, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.71	2/27/2015
10.72†	Amendment to the Index License Agreement for Funds, dated as of December 10, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.72	2/27/2015

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.73†	Amendment to the Index License Agreement for Funds, dated as of December 16, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.73	2/27/2015
10.80*	Award Agreement for 2013 Non-Qualified Stock Option Award	10-K	001-33812	10.85	2/28/2014
10.82†	Amendment to the Index License Agreement for Funds, dated as of January 23, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.82	2/27/2015
10.83†	Amendment to the Index License Agreement for Funds, dated as of January 23, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.83	2/27/2015
10.84	Stock Purchase Agreement, dated as of March 17, 2014, among MSCI Inc., RiskMetrics Group Holdings, LLC and VISS Acquisition Corp.	8-K	001-33812	2.1	3/20/2014
10.85†	Letter Agreement to amend the Amendment to the Index License Agreement for Funds, dated as of March 18, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.85	2/27/2015
10.87*	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. Independent Directors’ Equity Compensation Plan, as amended	10-Q	001-33812	10.2	5/2/2014
10.88*	Summary of Non-Employee Director Compensation	10-K	001-33812	10.88	2/26/2018
10.89†	Amendment to the Index License Agreement for Funds, dated as of July 9, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.89	2/27/2015

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.90†	Amendment to the Index License Agreement for Funds, dated as of July 16, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.90	2/27/2015
10.91†	Amendment to the Index License Agreement for Funds, dated as of August 15, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.91	2/27/2015
10.92†	Amendment to the Index License Agreement for Funds, dated as of September 9, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.92	2/27/2015
10.93†	Amendment to the Index License Agreement for Funds, dated as of September 17, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.93	2/27/2015
10.95†	Amendment to the Index License Agreement for Funds, dated as of September 22, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.95	2/27/2015
10.96†	Amendment to the Index License Agreement for Funds, dated as of October 30, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.96	2/26/2016
10.97	Revolving Credit Agreement, dated as of November 20, 2014, among MSCI Inc., as the Borrower, each of the Subsidiary Guarantors party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and L/C Issuer, the Other Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Lead Arranger and Bookrunner (as amended as of May 18, 2018 by Amendment No. 2 to the Revolving Credit Agreement) (included as Exhibit A to Amendment No. 2 in Exhibit 10.174)	8-K	001-33812	10.1	5/18/2018

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.98	Cooperation Agreement, dated as of January 29, 2015 (amended by Letter Agreement to Cooperation Agreement, dated as of March 10, 2016, by and among MSCI Inc., Value Act Capital Management, L.P. and D. Robert Hale)	8-K	001-33812	99.1	1/30/2015
10.99*	Form of Award Agreement for Restricted Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-K	001-33812	10.101	2/27/2015
10.100*	Form of Annual Performance Award Agreement for Performance Stock Units for Managing Directors under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-Q	001-33812	10.4	04/29/2016
10.101*	Form of Award Agreement for Restricted Stock Units for Managing Directors under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-Q	001-33812	10.5	04/29/2016
10.102†	Amendment to the Index License Agreement for Funds, dated as of February 4, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.102	2/26/2016
10.103†	Amendment to the Index License Agreement for Funds, dated as of February 25, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.103	2/26/2016
10.104†	Letter Agreement (to amend the Amendment dated December 10, 2013) to the Index License Agreement for Funds, dated as of March 17, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.104	2/26/2016
10.105†	Amendment to the Index License Agreement for Funds, dated as of April 20, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.105	2/26/2016

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.106†	Amendment to the Index License Agreement for Funds, dated as of April 20, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.106	2/26/2016
10.107*	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. Independent Directors’ Equity Compensation Plan, as amended	10-Q	001-33812	10.1	5/1/2015
10.109*	MSCI Inc. Change in Control Severance Plan, adopted May 28, 2015	10-K	001-33812	10.109	2/24/2017
10.110†	Amendment (to amend the Amendment dated February 21, 2013) to the Index License Agreement for Funds, dated as of June 1, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.110	2/26/2016
10.111†	Amendment to the Index License Agreement for Funds, dated as of June 1, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.111	2/26/2016
10.112†	Amendment (to amend the Amendment dated November 6, 2012) to the Index License Agreement for Funds, dated as of June 4, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.112	2/26/2016
10.113†

Amendment (to amend the Amendments dated January 23, 2014 and April 15, 2014) to the Index License Agreement for Funds, dated as of June 4, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.114*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-Q	001-33812	10.2	7/31/2015
10.115*	Form of Special Performance Award Agreement for Performance Stock Units under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-Q	001-33812	10.3	7/31/2015

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.116†	Amendment to the Index License Agreement for Funds, dated as of August 1, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.116	2/26/2016
10.117†	Amendment (to amend the Amendment dated October 4, 2011) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.117	2/26/2016
10.118†	Amendment (to amend the Amendment dated January 23, 2014) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.118	2/26/2016
10.119†	Amendment (to amend the Amendment dated August 15, 2014) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.119	2/26/2016
10.120†	Letter Agreement (to amend the Amendment dated August 15, 2014) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.120	2/26/2016
10.121†	Letter Agreement (to amend the Amendment dated April 20, 2015) to the Index License Agreement for Funds, dated as of October 9, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.121	2/26/2016
10.122†	Letter Agreement (to amend the Amendment dated December 10, 2013) to the Index License Agreement for Funds, dated as of December 17, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.122	2/26/2016

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.123*	Transition and Release Agreement, dated as of February 10, 2016, by and between MSCI Inc. and Robert Qutub	10-K	001-33812	10.123	2/26/2016
10.124*	Form of 2016 Multi-Year Performance Award Agreement for Performance Stock Units for the Executive Committee under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-Q	001-33812	10.6	4/29/2016
10.125*	Form of 2016 Multi-Year Performance Award Agreement for Performance Stock Units for the Executive Committee under the MSCI Inc. 2016 Omnibus Incentive Plan	10-Q	001-33812	10.7	4/29/2016
10.126	Amendment (to amend the Amendment dated January 23, 2014) to the Index License Agreement for Funds, dated as of April 15, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.126	2/26/2016
10.127†	Amendment to the Index License Agreement for Funds, dated as of January 28, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.127	2/24/2017
10.128*	Offer Letter, effective as of March 15, 2016, between MSCI Inc. and Kathleen A. Winters	8-K	001-33812	10.1	4/27/2016
10.129†	Amendment to the Index License Agreement for Funds, dated as of February 29, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.129	2/26/2018
10.130†	Amendment to the Index License Agreement for Funds, dated as of April 8, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.130	2/24/2017
10.131†	Amendment (to amend the Amendment dated December 16, 2011) to the Index License Agreement for Funds, dated as of April 12, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.131	2/24/2017

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.132*	MSCI Inc. 2016 Omnibus Incentive Plan	S-8	333-210987	99.1	04/28/2016
10.133*	MSCI Inc. 2016 Non-Employee Directors Compensation Plan, as amended	10-Q	001-33812	10.3	5/5/2017
10.134*	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan	10-Q	001-33812	10.3	4/29/2016
10.135*	Non-Employee Director Stock Ownership Guidelines	10-Q	001-33812	10.8	4/29/2016
10.136*	MSCI Inc. Non-Employee Director Deferral Plan, as amended	10-Q	001-33812	10.9	4/29/2016
10.137	Letter Agreement to Cooperation Agreement, dated as of March 10, 2016, by and among MSCI Inc., Value Act Capital Management, L.P. and D. Robert Hale.	10-Q	001-33812	10.10	4/29/2016
10.138*	Offer Letter, effective as of October 15, 2014, by and between MSCI Inc. and Laurent Seyer	10-Q	001-33812	10.13	4/29/2016
10.140†	Amendment to the Index License Agreement for Funds, dated as of April 29, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.140	2/24/2017
10.141	Amendment to the Schedules to the Index License Agreement for Funds, dated as of May 4, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.141	2/24/2017
10.142†	Amendment to the Index License Agreement for Funds, dated as of May 12, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.142	2/26/2018
10.143†	Amendment to the Index License Agreement for Funds, dated as of June 15, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.143	2/24/2017

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.144†	Amendment (to amend the Amendment dated February 29, 2016) to the Index License Agreement for Funds, dated as of July 21, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.144	2/24/2017
10.145*	Form of 2016 Award Agreement for Restricted Stock Units for Managing Directors under the MSCI Inc. 2016 Omnibus Incentive Plan	10-Q	001-33812	10.5	7/29/2016
10.146*	Amendment to the Index License Agreement for Funds, dated as of August 1, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.146	2/26/2018
10.147	Amendment No. 1 to the Revolving Credit Agreement, dated August 4, 2016, among MSCI Inc., each of the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33812	10.1	8/05/2016
10.148†	Amendment to the Index License Agreement for Funds, dated as of October 12, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.148	2/26/2018
10.149	Amendment to the Schedules to the Index License Agreement for Funds, dated as of November 30, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.149	2/24/2017
10.150†	Amendment to the Index License Agreement for Funds, dated as of December 5, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.150	2/26/2018
10.151*	Form of Special Restricted Stock Unit Award Agreement under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.151	2/24/2017
10.152*	Form of Award Agreement for Restricted Stock Units for Managing Directors under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.152	2/24/2017

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.153*	Form of Annual Performance Award Agreement for Performance Stock Units for Managing Directors under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.153	2/24/2017
10.154†	Amendment to a Schedule to the Index License Agreement for Funds, dated as of December 8, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.154	2/26/2018
10.155†	Amendment to the Index License Agreement for Funds, dated as of February 10, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.155	2/26/2018
10.156†	Amendment No. 1 to the Index License Agreement for Funds, dated as of April 6, 2017, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	10-K	001-33812	10.156	2/26/2018
10.157†

Amendment to the Second Schedule to the Index License Agreement for Funds, dated as of April 12, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.158*	Form of Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan	10-Q	001-33812	10.1	5/5/2017
10.159†	Amendment to the Index License Agreement for Funds, dated as of May 26, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.159	2/26/2018
10.160†	Amendment to the Previous Amendment and Previous Name Change Amendment to the Index License Agreement for Funds, dated as of September 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.160	2/26/2018
10.161†

Amendment to the Index License Agreement for Funds, dated as of October 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.162

Amendment to the Index License Agreement for Funds, dated as of October 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.163†	Amendment to the Index License Agreement for Funds, dated as of November 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.163	2/26/2018
10.164*	Form of Award Agreement for Restricted Stock Units for Managing Directors under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.164	2/26/2018
10.165*	Form of Annual Performance Award Agreement for Performance Stock Units for Managing Directors under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.165	2/26/2018
10.166*	Annual Incentive Plan	10-K	001-33812	10.166	2/26/2018
10.167*	Offer Letter, executed March 11, 2014, by and between MSCI Inc. and Scott Crum	10-Q	001-33812	10.1	5/4/2018
10.168*	Form of Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan	10-Q	001-33812	10.2	5/4/2018
10.169††

Amendment to the Index License Agreement for Funds, dated as of January 18, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.170††

Amendment to the Index License Agreement for Funds, dated as of February 8, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.171

Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of February 19, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.172††	Amendment No. 2 to the Index License Agreement for Funds, dated as of March 1, 2018, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	Filed Herewith
10.173	Amendment to the Schedules to the Index License Agreement for Funds, dated as of May 15, 2018, by and between MSCI Inc. and BlackRock Fund Advisors	Filed Herewith
10.174	Amendment No. 2 to the Revolving Credit Agreement, dated as of May 18, 2018, among MSCI Inc., each of the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto	8-K	001-33812	10.1	5/18/2018
10.175††

Amendment to the Index License Agreement for Funds, dated as of June 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.176††	Amendment No. 3 to the Index License Agreement for Funds, dated as of July 1, 2018, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	Filed Herewith
10.177	Amendment to the Schedules to the Index License Agreement for Funds, dated as of September 1, 2018, by and between MSCI Inc. and BlackRock Fund Advisors	Filed Herewith
10.178

Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of September 10, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.179††

Amendment to the Previous Amendment, the Previous Conversion Amendment and Previous Name Change Amendment to the Index License Agreement for Funds, dated as of September 10, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.180††

Amendment to the Index License Agreement for Funds, dated as of October 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

Filed Herewith
10.181††

Amendment to the Index License Agreement for Funds, dated as of October 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

Filed Herewith
10.182††

Amendment to the Index License Agreement for Funds, dated as of November 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.183††

Amendment to the Index License Agreement for Funds, dated as of November 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.184††

Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of November 16, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.185*	Form of 2019 Award Agreement for Restricted Stock Units For Employees Under the MSCI Inc. 2016 Omnibus Incentive Plan	Filed Herewith
10.186*	Form of 2019 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. Omnibus Incentive Plan	Filed Herewith
10.187*	Form of 2019 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. Omnibus Incentive Plan	Filed Herewith
10.188*	MSCI Inc. Executive Committee Stock Ownership Guidelines	Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.189*	MSCI Inc. Clawback Policy	Filed Herewith
21.1	Subsidiaries of the Registrant	Filed Herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed Herewith
24.1	Powers of Attorney (included as part of Signature Page)	Filed Herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished Herewith
101.INS	XBRL Instance Document.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

*	Indicates a management compensation plan, contract or arrangement.
†	Confidential treatment has been granted for a portion of this exhibit.
††	Confidential treatment requested.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSCI INC.

By:	/S/ HENRY A. FERNANDEZ
	Name:	Henry A. Fernandez
	Title:	Chairman and Chief Executive Officer

Date: February 22, 2019

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

Signature	Title	Date

/S/ HENRY A. FERNANDEZ	Chairman and Chief Executive Officer	February 22, 2019
Henry A. Fernandez	(principal executive officer)

/S/ KATHLEEN A. WINTERS	Chief Financial Officer and Treasurer	February 22, 2019
Kathleen A. Winters	(principal financial officer)

/S/ JENNIFER MAK	Principal Accounting Officer and Global Controller	February 22, 2019
Jennifer Mak	(principal accounting officer)

/S/ ROBERT G. ASHE	Director	February 22, 2019
Robert G. Ashe

/S/ BENJAMIN F. DUPONT	Director	February 22, 2019
Benjamin F. duPont

/S/ WAYNE EDMUNDS	Director	February 22, 2019
Wayne Edmunds

/S/ ALICE W. HANDY	Director	February 22, 2019
Alice W. Handy

/S/ CATHERINE R. KINNEY	Director	February 22, 2019
Catherine R. Kinney

/S/ WENDY E. LANE	Director	February 22, 2019
Wendy E. Lane

/S/ JACQUES P. PEROLD	Director	February 22, 2019
Jacques P. Perold /S/ LINDA H. RIEFLER	Director	February 22, 2019
Linda H. Riefler

/S/ GEORGE W. SIGULER	Director	February 22, 2019
George W. Siguler

/S/ MARCUS L. SMITH	Director	February 22, 2019
Marcus L. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of MSCI Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report On Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 22, 2019

We have served as the Company’s auditor since 2014.

MSCI INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December 31,	December 31,
	2018	2017
	(In thousands, except per share and share data)
ASSETS
Current assets:
Cash and cash equivalents	$904,176	$889,502
Accounts receivable (net of allowances of $1,027 and $1,700 at December 31, 2018 and December 31, 2017, respectively)	473,433	327,597
Prepaid income taxes	19,273	15,103
Prepaid and other assets	38,207	34,927
Total current assets	1,435,089	1,267,129
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $185,505 and $171,280 at December 31, 2018 and December 31, 2017, respectively)	90,877	94,437
Goodwill	1,545,761	1,560,621
Intangible assets (net of accumulated amortization of $541,967 and $507,612 at December 31, 2018 and December 31, 2017, respectively)	280,803	321,836
Deferred tax assets	14,903	12,013
Other non-current assets	20,519	19,632
Total assets	$3,387,952	$3,275,668

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,892	$1,612
Income taxes payable	16,253	14,828
Accrued compensation and related benefits	137,045	131,156
Other accrued liabilities	113,841	85,710
Deferred revenue	537,977	374,365
Total current liabilities	809,008	607,671
Long-term debt	2,575,502	2,078,093
Deferred tax liabilities	82,008	78,027
Other non-current liabilities	87,928	110,865
Total liabilities	3,554,446	2,874,656

Commitments and Contingencies (see Note 5 and Note 9)

Shareholders' equity (deficit):
Preferred Stock (par value $0.01, 100,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 130,029,926 and 129,543,856 common shares issued and 84,174,138 and 90,104,885 common shares outstanding at December 31, 2018 and December 31, 2017, respectively)	1,300	1,295
Treasury shares, at cost (45,855,788 and 39,438,971 common shares held at December 31, 2018 and December 31, 2017, respectively)	(3,272,774)	(2,321,989)
Additional paid in capital	1,306,428	1,264,849
Retained earnings	1,856,951	1,505,204
Accumulated other comprehensive loss	(58,399)	(48,347)
Total shareholders' equity (deficit)	(166,494)	401,012
Total liabilities and shareholders' equity (deficit)	$3,387,952	$3,275,668

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
	(In thousands, except per share data)
Operating revenues	$1,433,984	$1,274,172	$1,150,669
Operating expenses:
Cost of revenues	287,335	273,681	252,107
Selling and marketing	192,923	177,121	166,666
Research and development	81,411	75,849	75,204
General and administrative	99,882	87,764	87,235
Amortization of intangible assets	54,189	44,547	47,033
Depreciation and amortization of property, equipment and leasehold improvements	31,346	35,440	34,320
Total operating expenses	747,086	694,402	662,565

Operating income	686,898	579,770	488,104

Interest income	(19,669)	(6,314)	(2,906)
Interest expense	133,114	116,098	101,651
Other expense (income)	(56,443)	3,087	3,421

Other expense (income), net	57,002	112,871	102,166

Income before provision for income taxes	629,896	466,899	385,938
Provision for income taxes	122,011	162,927	125,083
Net income	$507,885	$303,972	$260,855

Earnings per basic common share	$5.83	$3.36	$2.72

Earnings per diluted common share	$5.66	$3.31	$2.70

Weighted average shares outstanding used in computing earnings per share:
Basic	87,179	90,336	95,986
Diluted	89,701	91,914	96,540

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
	(in thousands)
Net income	$507,885	$303,972	$260,855
Other comprehensive income (loss):

Foreign currency translation adjustments	(14,113)	13,358	(24,871)
Income tax effect	—	—	(714)

Foreign currency translation adjustments, net	(14,113)	13,358	(25,585)

Pension and other post-retirement adjustments	2,351	(525)	660
Income tax effect	(227)	(445)	(65)

Pension and other post-retirement adjustments, net	2,124	(970)	595

Net investment hedge adjustments	1,937	—	—
Income tax effect	—	—	—

Net investment hedge adjustments, net	1,937	—	—

Other comprehensive (loss) income, net of tax	(10,052)	12,388	(24,990)

Comprehensive income	$497,833	$316,360	$235,865

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2015	$1,282	$(1,395,695)	$1,173,183	$1,158,462	$(35,745)	$901,487
Net income				260,855		260,855
Dividends ($1.00 per common share)			34	(97,093)		(97,059)
Other comprehensive income (loss), net of tax					(24,990)	(24,990)
Common stock issued	5					5
Compensation payable in common stock and options			39,648			39,648
Common stock repurchased and held in treasury		(774,565)				(774,565)
Common stock issued to directors and held in treasury		(479)	38			(441)
Exercise of stock options	3		5,037			5,040
Excess tax benefits from employee stock incentive plans			7,625			7,625

Balance at December 31, 2016	$1,290	$(2,170,739)	$1,225,565	$1,322,224	$(60,735)	$317,605
Net income				303,972		303,972
Dividends ($1.32 per common share)			20	(120,992)		(120,972)
Other comprehensive income (loss), net of tax					12,388	12,388
Common stock issued	4					4
Compensation payable in common stock and options			36,572			36,572
Common stock repurchased and held in treasury		(150,461)				(150,461)
Common stock issued to directors and held in treasury		(789)	58			(731)
Exercise of stock options	1		2,634			2,635
Excess tax benefits from employee stock incentive plans						-

Balance at December 31, 2017	$1,295	$(2,321,989)	$1,264,849	$1,505,204	$(48,347)	$401,012
Net income				507,885		507,885
ASC Topic 606 Retained Earnings Adjustment				16,135		16,135
Dividends ($1.92 per common share)		(77)	119	(172,273)		(172,231)
Other comprehensive income (loss), net of tax					(10,052)	(10,052)
Common stock issued	5					5
Compensation payable in common stock and options			40,838			40,838
Common stock repurchased and held in treasury		(949,888)				(949,888)
Common stock issued to directors and held in treasury		(820)	17			(803)
Exercise of stock options			605			605

Balance at December 31, 2018	$1,300	$(3,272,774)	$1,306,428	$1,856,951	$(58,399)	$(166,494)

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,		December 31,
	2018	2017		2016
	(in thousands)
Cash flows from operating activities
Net income	$507,885	$303,972		$260,855
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	54,189	44,547		47,033
Stock-based compensation expense	38,897	36,576		32,001
Depreciation and amortization of property, equipment and leasehold improvements	31,346	35,440		34,320
Amortization of debt origination fees	3,715	3,396		3,068
Deferred taxes	(780)	(18,902)		(16,967)
Gain on divestitures, net of costs	(61,402)	—		(449)
Other non-cash adjustments	(188)	704		1,192
Changes in assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	(153,942)	(105,593)		(18,494)
Prepaid income taxes	(4,069)	(3,069)		41,332
Prepaid and other assets	(2,015)	(4,470)		624
Accounts payable	2,300	1,027		(1,912)
Accrued compensation and related benefits	8,532	8,659		13,089
Income taxes payable	(2,890)	—		—
Other accrued liabilities	29,096	15,933		19,741
Deferred revenue	185,077	38,555		21,809
Other	(22,989)	47,383	(1)	5,121
Net cash provided by operating activities	612,762	404,158		442,363

Cash flows from investing activities
Proceeds from sales of investments	—	771		—
Proceeds from divestitures	83,825	—		657
Proceeds from the sale of capital equipment	10	—		—
Capital expenditures	(30,257)	(33,177)		(32,284)
Capitalized software development costs	(18,704)	(15,640)		(10,344)
Acquisitions, net of cash acquired	—	—		(60)
Net cash provided by (used in) investing activities	34,874	(48,046)		(42,031)

Cash flows from financing activities
Proceeds from borrowing	500,000	—		500,000
Proceeds from exercise of stock options	605	2,635		5,040
Repurchase of common stock held in treasury	(949,888)	(150,461)		(774,565)
Payment of dividends	(170,938)	(119,717)		(96,191)
Payment of debt issuance costs in connection with debt	(6,262)	-		(7,183)
Net cash used in financing activities	(626,483)	(267,543)		(372,899)

Effect of exchange rate changes	(6,479)	9,099		(13,305)

Net increase in cash	14,674	97,668		14,128
Cash and cash equivalents, beginning of period	889,502	791,834		777,706
Cash and cash equivalents, end of period	$904,176	$889,502		$791,834

Supplemental disclosure of cash flow information:
Cash paid for interest	$125,986	$112,502		$89,139
Cash paid for income taxes	$143,215	$128,727		$97,845
Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$2,999	$4,588		$4,422
Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$862	$1,197		$830

(1) Includes $43.6 million accrual for amounts payable after December 31, 2018 related to the estimated one-time tax charge on the deemed repatriation of historic earnings and profits of foreign subsidiaries. See Note 11, “Income Taxes,” for additional information.

See Notes to Consolidated Financial Statements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

Organization

MSCI Inc., together with its wholly-owned subsidiaries (the “Company” or “MSCI”) provides mission critical investment decision support tools and services.  MSCI is dynamic and flexible in the delivery of content and capabilities, such as indexes; portfolio construction tools and risk-management services; environmental, social and governance (“ESG”) research and ratings; and real estate benchmarks, return analytics services and market insights; much of which can be accessed by clients through multiple channels and platforms.

Basis of Presentation

The consolidated financial statements include the accounts of MSCI Inc. and its wholly-owned subsidiaries. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. It is also the Company’s policy to consolidate any variable interest entity for which the Company is the primary beneficiary, as required by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 810-10, “Consolidations.” As of December 31, 2018, the Company had no such variable interest entities or investments.

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

Revenue Recognition

MSCI adopted the new revenue standard set forth under Accounting Standards Codification Topic 606 “Revenue from Contracts with Customers,” or ASC Topic 606, as of January 1, 2018 using the Modified Retrospective Approach and as such, applied the new revenue standard only to contracts that were not completed at the January 1, 2018 adoption date and did not adjust prior reporting periods. An adjustment was recorded within the Consolidated Statement of Financial Condition as of January 1, 2018. The adoption resulted in more revenue being recognized upfront or earlier in the life of new client contracts for certain of the Company’s products and services, including fees related to the licensing of certain desktop applications as they relate to the energy and commodity analytics products, implementation services as they relate to Analytics products and services and the Company’s hosted applications and set-up fees as they relate to the Company’s custom index products. The new revenue standard also has the impact of ratably allocating revenue recognition as it relates to multi-year deals. The adoption of the standard also resulted in higher accounts receivable and deferred revenue balances. Under the old revenue standard, MSCI generally recorded the value of an invoice to accounts receivable and deferred revenue once the service period began. Under the new revenue standard, MSCI records accounts receivable and a corresponding offset to deferred revenue when an invoice is issued.  See Note 3, “Revenue Recognition,” for further discussion of the impact of the change upon adoption of ASC Topic 606.

Performance Obligations and Transaction Price

For revenue arrangements containing multiple products or services, the Company accounts for the individual products or services as a separate performance obligation if they are distinct, the product or service is separately identifiable from other items in the arrangement, and if a client can benefit from it on its own or with other resources that are readily available to the client. If these criteria are not met, the promised products or services are accounted for as a combined performance obligation.

The Company allocates the transaction price to each performance obligation based on the best estimate of the relative standalone selling price of each distinct product or service in the contract. The transaction price in the contract is allocated at contract inception to the distinct product or service underlying each performance obligation in proportion to the standalone selling prices. This standalone selling price may be the contract price, but is more often than not the best estimate of the price the Company would receive for selling the product or service to other similar customers. Discounts applied to the contract will be allocated based on the same proportion of standalone selling prices.

For services where the transaction price is variable based upon assets under management (“AUM”), volume of trades or number of investments linked to MSCI’s indexes, the transaction price is based upon pricing models and is not allocated at the inception of the contract but rather falls within the sales and usage-based royalty exception under which the price and associated revenue are based upon actual known performance or best estimates of actual performance during the performance period.

Revenue is recognized when a customer obtains control of promised products or services in an amount that reflects the consideration the entity expects to receive in exchange for those products or services. Revenue is recognized exclusive of any applicable sales or other indirect taxes. Determining when control has transferred can sometimes require management’s judgement (e.g., implementation services), which could affect the timing of revenue recognition. The Company has determined that the above methods provide a faithful depiction of the transfer of control of products or services to the customer.

Disaggregation of Revenue

Our revenues are characterized by type, which broadly reflects the nature of how they are recognized or earned. Our revenue types are recurring subscription, asset-based fees and non-recurring revenues. We also group our revenues by segment.

Revenues By Type

Recurring subscription revenues represent fees earned from clients primarily under renewable contracts or agreements and are generally paid annually or quarterly in advance and recognized in most cases ratably over the term of the license or service pursuant to the contract terms.  Revenues from subscription agreements for the receipt of periodic benchmark reports, digests and other publications, which are most often associated with our real estate offerings, are generally billed and recognized upon delivery of such reports or data updates.

Asset-based fees are principally recognized based on the estimated AUM linked to our indexes from independent third-party sources or the most recently reported information provided by the client. Asset-based fees also include revenues related to futures and options contracts linked to our indexes, which are primarily based on trading volumes. Asset-based fees are generally variable based upon AUM or the volume of trades and are generally billed quarterly in arrears.

Non-recurring revenues primarily represent fees earned on products and services where we do not have renewal contracts and primarily include revenues for providing customized reports, historical data sets, certain derivative financial products and certain implementation and consulting services, as well as revenues from particular products and services that are purchased on a non-renewal basis. Based on the nature of the services provided, non-recurring revenues are generally billed upon delivery and recognized upon delivery or over the service period.

Revenues By Segment

For products within the Index segment, with respect to index data subscriptions, MSCI’s performance obligation to deliver the data is satisfied over time and, accordingly, revenue is recognized ratably over the term of the agreement pursuant to the contract terms. With respect to licenses to create index-linked investment products, such as ETFs, passively managed funds, or licenses which allow certain exchanges to use MSCI’s indexes as the basis for futures and options contracts, MSCI’s performance obligation allows customers to use the Company’s intellectual property (e.g., the indexes) as the basis of the funds or other investment products the customers create over the term of the agreement. The fees earned for these rights are typically variable, in which case they are accrued under the sales and usage-based royalty exception pursuant to the level of performance achieved, which is measured based on AUM, volume of trades or other factors. The level of performance achieved is based on information obtained from independent third-party sources or best estimates taking into account the most recently reported information from the client.

For products within the Analytics segment, MSCI’s performance obligations include providing access to its proprietary models or hosted applications and, in some cases, delivery of managed services, which are all satisfied over time, and accordingly, revenue is recognized ratably over the term of the service period.  For implementation services, MSCI meets its performance obligation once the implementation service is complete and the related service is available for the client to use and revenue is recognized at the point in time when the implementation service is completed.

For products within the All Other segment, MSCI’s performance obligations under its ESG products are satisfied over time for the majority of the data subscriptions as MSCI provides and updates the data to the customer throughout the term of the agreement and revenue is recognized ratably over the term of the agreement. For custom ESG research data, the performance obligation is complete, and revenue is recognized, at the point in time that the data is updated and available to the customer. MSCI’s Real Estate products primarily include periodic benchmark reports, Market Information and other publications.  MSCI primarily satisfies its performance obligations, and revenue is recognized, at the point in time when the Company delivers reports or publications. For Market Information products, publications are delivered throughout the year, and the revenue is recognized over time.

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

The fair value of MSCI restricted stock units (“RSUs”) is measured using the closing price of MSCI’s common stock on the date prior to grant. Restricted stock units subject to performance conditions that are not linked to a market condition (“PSUs”) are based on performance measures that impact the amount of shares that each recipient will receive upon vesting. The fair value of PSUs is measured using the closing price of MSCI’s common stock on the date prior to grant. Restricted stock units that are subject to the achievement of multi-year total shareholder return targets (“MSUs”) are performance awards with a market condition. The fair value of MSUs is determined using a Monte Carlo simulation model that creates a normal distribution of future stock prices, which is then used to value the awards based on their individual terms.

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

During the years ended December 31, 2018 and 2017, the Company capitalized $18.7 million and $15.6 million, respectively, of costs related to software developed for internal use in the Consolidated Statement of Financial Condition.

Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the related product, which is typically three to five years, beginning with the date the software is placed into service.

Costs incurred in the preliminary and post-implementation stages of MSCI’s products are expensed as incurred.

Income Taxes

Provision for income taxes is provided for using the asset and liability method, under which deferred tax assets and deferred tax liabilities are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. The Company elects to account for Global Intangible Low-Taxed Income (“GILTI”) in the year the tax is incurred. The Company recognizes interest and penalties related to income tax matters within “Provision for income taxes” in the Consolidated Statement of Income.

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

Deferred Revenue

Deferred revenues represent both cash received and/or the amounts billed to customers for products and services in advance of services being provided and before the service period has begun. Deferred revenue is generally amortized ratably over the service period as the performance obligations are satisfied.

Accounts Receivable

The Company’s clients generally pay subscription fees annually or quarterly in advance.  MSCI’s policy is to record to a receivable when a customer is billed. For products and services that are provided in advance of billing, such as for our asset-based fee products, unbilled revenue (or a “contract asset”) is included in Accounts Receivable on the Company’s Consolidated Statement of Financial Condition.

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

The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events and circumstances exist. The testing for impairment is performed at the reporting unit level. Goodwill impairment is determined by comparing the fair value of a reporting unit with its carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of impairment, if any. If necessary, an impairment charge will be recorded up to, but not more than, the total amount of goodwill allocated to the reporting unit.

The Company completed its annual goodwill impairment test as of July 1, 2018 on its four reporting units, which are the same as its four operating segments.  The Company performed a step zero, qualitative impairment test on each of its operating segments and determined that it was more likely than not that the fair value for each operating segment was not less than the carrying value for each.

As the estimated fair value of the Company’s reporting units exceeded their carrying value on the testing dates, no impairment of goodwill was recorded during the years ended December 31, 2018, 2017 and 2016.

Intangible Assets

The Company amortizes definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company also reviews the useful lives on a quarterly basis to determine if the period of economic benefit has changed. If the carrying value of an intangible asset exceeds its fair value, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the intangible asset exceeds its fair value.

During the year ended December 31, 2018, management decided to discontinue the use of the IPD tradename utilized by the Real Estate segment and has rebranded the segment to MSCI Real Estate. As a result, the remaining unamortized value of $7.9 million was written off.

The Company had no indefinite-lived intangible assets.

Foreign Currency Translation

Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at year-end exchange rates, and income statement accounts are translated at weighted average exchange rates for the year. Gains or losses resulting from translating foreign currency financial statements, net of any related tax effects, are reflected in accumulated other comprehensive loss, a separate component of shareholders’ equity (deficit). Gains or losses resulting from foreign currency transactions incurred in currencies other than the local functional currency are included in non-operating “Other expense (income)” on the Consolidated Statement of Income.

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

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and fixtures, computer and communications equipment and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset.

Treasury Stock

The Company holds repurchased shares of common stock as treasury stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity (deficit).

Allowance for Doubtful Accounts

The Company periodically reviews receivable balances and maintains an allowance on customer accounts where estimated losses may result from the inability of its customers to make required payments. The Company does not require collateral.

An allowance for doubtful accounts is recorded when it is probable and estimable that a receivable will not be collected. Changes in the allowance for doubtful accounts from December 31, 2015 to December 31, 2018 were as follows:

Amount
(in thousands)
Balance as of December 31, 2015	$1,117
Addition to provision	1,011
Amounts written off, net of recoveries	(1,093)
Balance as of December 31, 2016	$1,035
Addition to provision	1,422
Amounts written off, net of recoveries	(757)
Balance as of December 31, 2017	$1,700
Reduction to provision	(224)
Amounts written off, net of recoveries	(449)
Balance as of December 31, 2018	$1,027

Accrued Compensation

The Company makes significant estimates in determining its accrued non-stock-based compensation and benefits expenses. A significant portion of the Company’s employee incentive compensation programs are discretionary. At the end of each fiscal year, the Company determines the amount of discretionary cash bonus expense. These estimates reflect an assessment of performance versus targets and other key performance indicators at the Company, operating segment and employee level. The Company also reviews compensation and benefits expenses throughout the year to determine how overall performance compares to management’s expectations. These and other factors, including historical performance, are taken into account in accruing discretionary cash compensation estimates quarterly.

Concentrations

For the years ended December 31, 2018 and 2017, BlackRock, Inc. accounted for 11.9% and 11.5%, respectively, of the Company’s consolidated operating revenues while no single customer represented 10.0% or more of the Company’s consolidated operating revenues for the year ended December 31, 2016. For the years ended December 31, 2018, 2017 and 2016, BlackRock, Inc. accounted for 20.1%, 20.0% and 17.3%, respectively, of the Index segment’s operating revenues. No single customer accounted for 10.0% or more of operating revenues within the Analytics and All Other segments for the years ended December 31, 2018, 2017 and 2016.

2. RECENT ACCOUNTING STANDARDS UPDATES

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842),” or ASU 2016-02. The FASB issued ASU 2016-02 in order to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB amended the FASB Accounting Standards Codification and created Topic 842, Leases. ASU 2016-02 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018.

In July 2018, the FASB issued Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases,” or ASU 2018-10, and Accounting Standards Update No. 2018-11, “Targeted Improvements,” or ASU 2018-11. The amendments in ASU 2018-10 include how an entity should perform the lease classification reassessment, a clarification that a change in a reference index or rate upon which some or all of the variable lease payments in the contract are based does not constitute the resolution of a contingency and a clarification as to whether to recognize a transition adjustment in earnings rather than through equity when an entity initially applies Topic 842 retrospectively to each prior reporting period. The amendments in ASU 2018-11 provide an optional transition method that permits an entity to initially apply the new guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and not recast comparative periods. As a result, prior period financial statements and disclosures will continue to be presented in accordance with ASC Topic 840. In addition, ASU 2018-11 also includes a practical expedient for lessors to not separate the lease and non-lease components of a contract. The effective date for this amendment is the same as ASU 2016-02 discussed above.

The Company will be adopting ASU 2016-02 effective January 1, 2019 using the optional transition method available under ASU 2018-11. In preparation for adoption of the guidance, the Company is implementing internal controls and key system functionality to enable the preparation of financial information.  MSCI will take advantage of the transition package of practical expedients permitted within the new guidance which, among other things, will allow the Company to carryforward the historical lease classification. In addition, MSCI will elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company will make an accounting policy election that will keep leases with an initial term of 12 months or less off of the Consolidated Statement of Financial Condition and will result in recognizing those lease payments in the Consolidated Statement of Income on a straight-line basis over the lease term.

While the Company is continuing to assess all potential impacts of the guidance, the guidance will have a material impact on the Consolidated Statement of Financial Condition but will not have a material impact on the Consolidated Statement of Income or Consolidated Statement of Cash Flows. The most significant impact will be the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases. Adoption of the guidance will result in the recognition and presentation of total operating lease ROU assets estimated to be approximately $170.0 million to $190.0 million and total operating lease liabilities estimated to be approximately $190.0 million to $210.0 million, both as of January 1, 2019.

MSCI does not believe the new guidance will have a material impact on its liquidity and under its current agreements it will have no impact on its debt-covenant compliance.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” or ASU 2017-01. The amendments in ASU 2017-01 provide a screen to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Under ASU 2017-01, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 also narrows the definition of outputs by more closely aligning it with how outputs are described in ASC Topic 606. The adoption of ASU 2017-01 did not have a material effect on the Company’s consolidated financial statements.

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

In February 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” or ASU 2017-07. The FASB issued ASU 2017-07 in order to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. ASU 2017-07 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017. Entities should apply these amendments retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. As a result of the adoption of ASU 2017-07, the Company has restated the Consolidated Statement of Income for the year ended December 31, 2017 by reclassifying $0.6 million of non-service related pension costs from “Operating Expenses” to “Other expense (income).”

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, “Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting,” or ASU 2017-09. The FASB issued ASU 2017-09 in order to reduce the diversity in practice, as well as the cost and complexity when applying the guidance in Topic 718, “Compensation—Stock Compensation,” to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, “Compensation—Stock Compensation.” ASU 2017-09 provides that an entity shall account for the effects of a modification of the terms or conditions of an equity award as an exchange of the original award for a new award, unless the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used), the vesting conditions and the classification of the modified award are the same as the original award immediately before the award is modified. ASU 2017-09 requires reporting organizations to apply the amendments prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40),” or ASU 2018-15, to help entities evaluate the accounting for costs of implementation activities incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for deferring implementation costs incurred in a cloud computing arrangement that is a service contract with those incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2019, with early adoption permitted. The Company will be early-adopting ASU 2018-15 under the prospective transition method effective January 1, 2019.

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

3. REVENUE RECOGNITION

MSCI adopted the new revenue standard set forth under ASC Topic 606, as of January 1, 2018 using the Modified Retrospective Approach and as such, applied the new revenue standard only to contracts that were not completed at the January 1, 2018 adoption date, while prior reporting periods are not adjusted and continue to be reported in accordance to our historic accounting policy under Accounting Standards Codification 605 “Revenue Recognition.” The cumulative impact of adoption on the Company’s Consolidated Statement of Financial Condition was as follows (in thousands):

Selected line items	As reported at December 31, 2017	Adjustments due to Adoption of ASC Topic 606	Adjusted as of December 31, 2017
Statement of Financial Condition
Accounts receivable	$327,597	$145,803	$473,400
Income taxes payable	$14,828	$4,314	$19,142
Other accrued liabilities	$85,710	$5,128	$90,838
Deferred revenue	$374,365	$120,226	$494,591
Retained earnings	$1,505,204	$16,135	$1,521,339

Included in the above adjustments is an increase of approximately $135.5 million primarily to accounts receivable and deferred revenue and other accrued liabilities with no impact to retained earnings. Under the new revenue standard, the Company now records an accounts receivable and an associated deferred revenue and other accrued liabilities when it bills the customer. Under the old revenue standard, these amounts were not recorded until the contract service start date.

The impact of adopting the new revenue standard on the Company’s Consolidated Statement of Income through the date of December 31, 2018 is as follows (in thousands):

	For the Year Ended December 31, 2018
Selected line items	As reported	Impact of Change	Without Adoption of ASC Topic 606
Statement of Income
Operating revenues	$1,433,984	$(6,181)	$1,427,803
Operating income	$686,898	$(6,181)	$680,717
Income before provision for income taxes	$629,896	$(6,181)	$623,715
Provision for income taxes	$122,011	$(1,236)	$120,775
Net income	$507,885	$(4,945)	$502,940
Earnings per basic common share	$5.83	$(0.06)	$5.77
Earnings per diluted common share	$5.66	$(0.06)	$5.60

The impact of adopting the new revenue standard on the Company’s Consolidated Statement of Financial Condition through the date of December 31, 2018 is as follows (in thousands):

	December 31, 2018
Selected line items	As reported	Impact of Change	Without Adoption of ASC Topic 606
Statement of Financial Condition
Accounts receivable	$473,433	$(148,209)	$325,224
Income taxes payable	$16,253	$(5,550)	$10,703
Other accrued liabilities	$113,841	$(6,078)	$107,763
Deferred revenue	$537,977	$(115,501)	$422,476
Retained earnings	$1,856,951	$(21,080)	$1,835,871

The table that follows presents the disaggregated revenues for the periods indicated (in thousands):

	For the Year Ended December 31, 2018
	Segments
	Index	Analytics	All Other	Total
Product Types
Recurring subscriptions	$477,612	$474,334	$114,590	$1,066,536
Asset-based fees	336,565	—	—	336,565
Non-recurring	21,298	5,605	3,980	30,883
Total	$835,475	$479,939	$118,570	$1,433,984

The table that follows presents the change in accounts receivable and deferred revenue between the dates indicated (in thousands):

	December 31, 2018
	Accounts receivable	Deferred revenue
Opening (1/1/2018)	$473,400	$494,591
Closing (12/31/2018)	473,433	537,977
Increase/(decrease)	$33	$43,386

The amount of revenue recognized in the period that was included in the opening current deferred revenue, which reflects the contract liability amounts, was $478.8 million. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in billings, partially offset by the amortization of deferred revenue to operating revenues. MSCI had an insignificant long-term deferred revenue balance as of December 31, 2018 reflected as a part of “Other non-current liabilities” on its Consolidated Statement of Financial Condition.

The majority of MSCI’s contracts have a duration of one year or less and, accordingly, revenue associated with these performance obligations will be recognized within 12 months. For these contracts, the Company has chosen to use the practical expedient available under the new revenue standard and, as such, has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year is $483.4 million as of December 31, 2018, which is expected to be recognized as follows:

•	Approximately $254.2 million of the remaining performance obligations over the next 12-month period;
•	Approximately $137.9 million of the remaining performance obligations over the second 12-month period;
•	Approximately $56.2 million of the remaining performance obligations over the third 12-month period; and
•	Approximately $35.1 million of the remaining performance obligations in the periods thereafter.

4. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to MSCI common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were 2,704, 987 and 398 anti-dilutive securities excluded from the calculation of diluted EPS for the years ended December 31, 2018, 2017 and 2016, respectively, because of their anti-dilutive effect.

The following table presents the computation of basic and diluted EPS:

	Years Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
(in thousands, except per share data)
Net income	$507,885	$303,972	$260,855

Basic weighted average common shares outstanding	87,179	90,336	95,986
Effect of dilutive securities:
Stock options and restricted stock units	2,522	1,578	554
Diluted weighted average common shares outstanding	89,701	91,914	96,540

Earnings per basic common share	$5.83	$3.36	$2.72

Earnings per diluted common share	$5.66	$3.31	$2.70

5. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Leases. The Company leases facilities under non-cancelable operating lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $25.3 million, $24.2 million and $24.2 million, respectively.

Future minimum commitments for the Company’s operating leases in place as of December 31, 2018 are as follows:

Years Ending December 31,	Amount
(in thousands)
2019	$25,868
2020	24,619
2021	23,452
2022	21,832
2023	21,818
Thereafter	107,800
Total	$225,389

Senior Notes. The Company has issued an aggregate of $2.6 billion in senior unsecured notes (collectively, the “Senior Notes”) in the four discrete private offerings described below.

		Principal amount outstanding at	Carrying value at	Carrying value at	Fair Value at	Fair Value at
	Maturity Date	December 31, 2018	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(in thousands)
Long-term debt
5.25% senior unsecured notes due 2024	November 15, 2024	$800,000	$793,054	$791,880	$802,576	$847,064
5.75% senior unsecured notes due 2025	August 15, 2025	800,000	793,016	791,967	807,088	858,848
4.75% senior unsecured notes due 2026	August 1, 2026	500,000	494,916	494,246	475,520	525,185
5.375% senior unsecured notes due 2027	May 15, 2027	500,000	494,516	—	489,745	—
Total debt		$2,600,000	$2,575,502	$2,078,093	$2,574,929	$2,231,097

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

Revolver. On November 20, 2014, the Company entered into a $200.0 million senior unsecured revolving credit agreement (as amended, the “Revolving Credit Agreement”) with a syndicate of banks. The Revolving Credit Agreement had an initial term of five years with an option to extend for two additional one-year terms. On August 4, 2016, the Company entered into Amendment No. 1 (the “First Amendment”) to the Revolving Credit Agreement. The First Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $220.0 million, (ii) increased the maximum consolidated leverage ratio and (iii) extended the initial term to August 2021 with an option to extend for an additional one-year term. On May 15, 2018, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Revolving Credit Agreement. The Second Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $250.0 million, (ii) extended the term to May 2023 with an option to extend for an additional one-year term and (iii) decreased the applicable rate and applicable fee rate for loans and commitments. At December 31, 2018, the Revolving Credit Agreement was undrawn.

In connection with the closings of the Senior Notes offerings and entry into the Revolving Credit Agreement and the First and Second Amendments, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At December 31, 2018, $26.3 million of the deferred financing fees remain unamortized, $0.4 million of which is included in “Prepaid and other assets,” $1.4 million of which is included in “Other non-current assets” and $24.5 million of which is grouped and presented as part of “Long-term debt” on the Consolidated Statement of Financial Condition.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at December 31, 2018 and 2017 consisted of the following:

		As of
	Estimated	December 31,	December 31,
	Useful Lives	2018	2017
		(in thousands)
Computer & related equipment	2 to 5 years	$200,414	$200,592
Furniture & fixtures	7 years	12,033	10,591
Leasehold improvements	1 to 21 years	53,429	51,128
Work-in-process	—	10,506	3,406
Subtotal		276,382	265,717
Accumulated depreciation and amortization		(185,505)	(171,280)
Property, equipment and leasehold improvements, net		$90,877	$94,437

Depreciation and amortization expense of property, equipment and leasehold improvements was $31.3 million, $35.4 million and $34.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change to the Company’s goodwill was as follows:

(in thousands)	Index	Analytics		All Other	Total
Goodwill at December 31, 2016	$1,202,448	$302,611		$50,791	$1,555,850
Foreign exchange translation adjustment	2,952	—		1,819	4,771
Goodwill at December 31, 2017	$1,205,400	$302,611		$52,610	$1,560,621
Changes to goodwill	—	(11,635)	(1)	—	(11,635)
Foreign exchange translation adjustment	(1,996)	—		(1,229)	(3,225)
Goodwill at December 31, 2018	$1,203,404	$290,976		$51,381	$1,545,761

(1)

Reflects the $2.9 million and $8.7 million impact of the Financial Engineering Associates, Inc. (“FEA”) and Investor Force Holdings, Inc. (“InvestorForce”) divestitures, respectively. See Note 12, “Divestitures” for further information regarding the FEA and InvestorForce divestitures.

Through the year ended December 31, 2018, the Company has never recognized an impairment of goodwill on its consolidated financial statements.

Intangible Assets

Amortization expense related to intangible assets for the years ended December 31, 2018, 2017 and 2016 was $54.2 million, $44.5 million and $47.0 million, respectively. The amortization expense of acquired intangible assets for the years ended December 31, 2018, 2017 and 2016 was $44.0 million, $39.2 million and $44.6 million, respectively. The amortization expense of internally developed capitalized software for the years ended December 31, 2018, 2017 and 2016 was $10.2 million, $5.4 million and $2.4 million, respectively.

During the year ended December 31, 2018, management decided to discontinue the use of the IPD tradename utilized by the Real Estate segment and has rebranded the segment to MSCI Real Estate. As a result, the remaining unamortized value associated with the trade name of $7.9 million was written off.

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets were as follows:

		As of
	Estimated	December 31,	December 31,
	Useful Lives	2018	2017
		(in thousands)
Gross intangible assets:
Customer relationships(1)	5 to 21 years	$356,700	$361,199
Trademarks/trade names(1)	5 to 21.5 years	208,320	223,382
Technology/software(1), (2)	3 to 8.5 years	238,692	225,407
Proprietary data	13 years	28,627	28,627
Subtotal		832,339	838,615
Foreign exchange translation adjustment		(9,569)	(9,167)
Total gross intangible assets		$822,770	$829,448
Accumulated amortization:
Customer relationships(1)		$(209,867)	$(189,100)
Trademarks/trade names(1)		(123,345)	(116,691)
Technology/software(1), (2)		(198,974)	(193,095)
Proprietary data		(12,197)	(10,352)
Subtotal		(544,383)	(509,238)
Foreign exchange translation adjustment		2,416	1,626
Total accumulated amortization		$(541,967)	$(507,612)
Net intangible assets:
Customer relationships		$146,833	$172,099
Trademarks/trade names		84,975	106,691
Technology/software		39,718	32,312
Proprietary data		16,430	18,275
Subtotal		287,956	329,377
Foreign exchange translation adjustment		(7,153)	(7,541)
Total net intangible assets		$280,803	$321,836

(1)      A portion of the change reflects the impact of the InvestorForce divestiture. See Note 12, “Divestitures” for further information regarding the InvestorForce divestiture.

(2)      A portion of the change reflects the impact of the FEA divestiture. See Note 12, “Divestitures” for further information regarding the FEA divestiture.

Estimated amortization expense for succeeding years is presented below:

Years Ending December 31,	Amortization Expense
(in thousands)
2019	$47,886
2020	46,339
2021	42,286
2022	35,819
2023	32,778
Thereafter	75,695
Total	$280,803

8. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. For the years ended December 31, 2018, 2017 and 2016, costs relating to 401(k), pension and post-retirement benefit expenses were $22.8 million, $22.5 million and $21.6 million, respectively, which are included in various categories on the Company’s Consolidated Statements of Income. Amounts included in “Cost of revenues” for the years ended December 31, 2018, 2017 and 2016 were $10.2 million, $10.3 million and $9.5 million, respectively. Amounts included in “Selling and marketing” for the years ended December 31, 2018, 2017 and 2016 were $6.9 million, $6.5 million and $6.7 million, respectively. Amounts included in “Research and development” for the years ended December 31, 2018, 2017 and 2016 were $3.8 million, $3.8 million and $4.0 million, respectively. Amounts included in “General and administrative” for the years ended December 31, 2018, 2017 and 2016 were $1.8 million, $1.3 million and $1.3 million, respectively. Amounts included in “Other expense (income)” for the years ended December 31, 2018 and 2017 were less than $0.1 million and $0.6 million, respectively.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions, which are subject to vesting and certain other limitations. The Company’s expenses associated with the 401(k) plan and other defined contribution plans for the years ended December 31, 2018, 2017 and 2016 were $19.2 million, $18.6 million and $17.6 million, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense incurred by the Company related to defined benefit pension plans was $3.6 million, $3.9 million and $4.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company uses a measurement date of December 31 to calculate obligations under its pension and postretirement plans. As of December 31, 2018 and 2017, the Company carried a net liability of $21.3 million and $22.0 million, respectively, in “Other non-current liabilities” on the Consolidated Statement of Financial Condition related to its future pension obligations. The fair value of the defined benefit plan assets were $21.7 million and $20.6 million at December 31, 2018 and 2017, respectively.

9. SHAREHOLDERS’ EQUITY (DEFICIT)

This note reflects the share repurchases and related activity as well as share-based compensation activity recognized by the Company, for all periods referenced.

Return of capital

On October 26, 2016, the Board of Directors approved a stock repurchase program for the purchase of up to $750.0 million worth of shares of the Company’s common stock (together with the amount then remaining under a previously existing share repurchase program, the “2016 Repurchase Program”).

On May 1, 2018, the Board of Directors authorized an additional stock repurchase program for the purchase of up to $1.0 billion worth of shares of the Company’s common stock (together with the $523.1 million of authorization then remaining under the 2016 Repurchase Program, the “2018 Repurchase Program”). Share repurchases made pursuant to the 2018 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of December 31, 2018, there was $808.1 million of available authorization remaining under the 2018 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Year Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
	(in thousands, except per share data)
December 31, 2018	$148.34	6,236	$924,989
December 31, 2017	$87.96	1,556	$136,899
December 31, 2016	$73.71	10,303	$759,427

The following table presents cash dividends declared and distributed per common share for the periods indicated:

	Dividends
	Per Share	Declared	Distributed	Deferred
2018	(in thousands, except per share data)
Three Months Ended March 31,	$0.38	$34,848	$34,900	$(52)
Three Months Ended June 30,	0.38	34,254	33,935	319
Three Months Ended September 30,	0.58	52,264	51,764	500
Three Months Ended December 31,	0.58	50,907	50,434	473
Year Ended December 31,	$1.92	$172,273	$171,033	$1,240
2017
Three Months Ended March 31,	$0.28	$25,769	$25,500	$269
Three Months Ended June 30,	0.28	25,710	25,444	266
Three Months Ended September 30,	0.38	34,768	34,403	365
Three Months Ended December 31,	0.38	34,745	34,448	297
Year Ended December 31,	$1.32	$120,992	$119,795	$1,197
2016
Three Months Ended March 31,	$0.22	$22,046	$21,889	$157
Three Months Ended June 30,	0.22	21,588	21,391	197
Three Months Ended September 30,	0.28	26,936	26,680	256
Three Months Ended December 31,	0.28	26,524	26,304	220
Year Ended December 31,	$1.00	$97,094	$96,264	$830

Common Stock

The following table presents activity related to shares of common stock issued and repurchased for the periods indicated:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Balance At December 31, 2015	128,200,189	(27,187,041)	101,013,148
Dividend payable/paid	892	(472)	420
Common stock issued and exercise of stock options	788,304	—	788,304
Shares withheld for tax withholding and exercises	—	(219,921)	(219,921)
Shares repurchased under stock repurchase programs	—	(10,303,047)	(10,303,047)
Shares issued to directors	6,959	(6,273)	686
Balance At December 31, 2016	128,996,344	(37,716,754)	91,279,590
Dividend payable/paid	684	(528)	156
Common stock issued and exercise of stock options	538,448	—	538,448
Shares withheld for tax withholding and exercises	—	(157,667)	(157,667)
Shares repurchased under stock repurchase programs	—	(1,556,313)	(1,556,313)
Shares issued to directors	8,380	(7,709)	671
Balance At December 31, 2017	129,543,856	(39,438,971)	90,104,885
Dividend payable/paid	734	(579)	155
Common stock issued and exercise of stock options	479,277	—	479,277
Shares withheld for tax withholding and exercises	—	(174,991)	(174,991)
Shares repurchased under stock repurchase programs	—	(6,235,629)	(6,235,629)
Shares issued to directors	6,059	(5,618)	441
Balance At December 31, 2018	130,029,926	(45,855,788)	84,174,138

Shared-Based Compensation

The Company regularly issues share-based compensation to its employees and directors who are not employees of the Company. The accounting guidance for share-based compensation requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures.

In February 2019, the Company granted a portion of its employees awards in the form of RSUs and MSUs. The total number of units granted was 396,090. The aggregate fair value of the awards was $50.4 million, of which approximately $0.2 million had been expensed in the year ended December 31, 2018 in relation to awards granted to retirement-eligible employees under the award terms. A portion of the awards granted consisted of RSUs vesting over a three-year period, with one-third vesting on each anniversary of the grant in 2020, 2021 and 2022. A smaller portion of the awards granted consisted of MSUs that will time-vest over a three-year period and a five-year period and are subject to the achievement of the applicable absolute total shareholder return compounded annual growth rate measured over a three-year and five-year performance period, respectively.

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

The components of share-based compensation expense related to the awards to Company employees and directors who are not employees of the Company are presented below:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2018	2017	2016
Share-based Awards	$40,563	$37,921	$32,525

The following table presents the amount of share-based compensation expense by category for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2018	2017	2016
Cost of revenues	$10,334	$9,707	$7,971
Selling and marketing	12,851	11,355	9,526
Research and development	4,175	3,477	2,970
General and administrative	13,203	13,382	12,058
Total share-based compensation expense	$40,563	$37,921	$32,525

The tax benefits for share-based compensation expense related to RSUs, PSUs and MSUs (together, the “Share-based Awards”) as well as stock options granted to Company employees and to directors who are not employees of the Company were $8.8 million, $5.5 million and $7.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, $24.6 million of compensation cost related to MSCI unvested share-based awards granted to the Company’s employees and to directors who are not employees of the Company had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will be recognized primarily over the next one to three years.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of common stock. As of December 31, 2018, 7.0 million shares of common stock were available for future grants under these plans.

Share-based Awards. Certain Company employees have been granted share-based awards pursuant to a share-based compensation plan. The plan provides for the deferral of a portion of certain employees’ discretionary compensation with awards made in the form of Share-based Awards. Recipients of Share-based Awards generally have rights to receive dividend equivalents that are subject to vesting. The Company reports the target number of PSUs and MSUs granted unless it has determined, based on the actual achievement of performance measures, that an employee will receive a different amount of shares underlying the PSUs and MSUs, in which case the Company reports the amount of shares employees are likely to receive.

The following table presents activity concerning the Company’s vested and unvested Share-based Awards applicable to its employees (share data in thousands) for the period indicated:

		Weighted
		Average
		Grant
	Number of	Date Fair
For the Year Ended December 31, 2018	Shares	Value
Vested and unvested Share-based Awards at December 31, 2017	1,419	$68.50
Granted	332	$117.64
Conversion to common stock	(451)	$65.40
Canceled	(12)	$87.17
Vested and unvested Share-based Awards at December 31, 2018 (1)	1,288	$82.09

(1)	As of December 31, 2018, 1,261 Share-based Awards, with a weighted average price of $81.51, were vested or expected to vest.

The total fair value of Share-based Awards held by the Company’s employees that converted to MSCI common stock during the years ended December 31, 2018, 2017 and 2016 was $63.6 million, $30.3 million and $39.4 million, respectively.

The following table presents activity concerning the Company’s unvested Share-based Awards related to its employees (share data in thousands):

		Weighted
		Average
		Grant
	Number of	Date Fair
For the Year Ended December 31, 2018	Shares	Value
Unvested Share-based Awards at December 31, 2017	1,166	$69.96
Granted	280	$124.66
Vested	(332)	$68.41
Canceled	(12)	$87.17
Unvested Share-based Awards at December 31, 2018	1,102	$84.14

Unvested Share-based Awards expected to vest	1,075	$83.51

Stock Option Awards. No stock options were issued during the years ended December 31, 2018, 2017 and 2016.

The following table presents activity concerning MSCI stock options granted to the Company’s employees for the year ended December 31, 2018 (option data and dollar values in thousands, except exercise price):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregated
	of	Exercise	Life	Intrinsic
For the Year Ended December 31, 2018	Options	Price	(Years)	Value
Options outstanding at December 31, 2017	145	$26.47	2.11	$14,519
Granted or assumed	—	$—	N/A	N/A
Forfeited	—	$—	N/A	N/A
Conversion to common stock	(33)	$18.14	N/A	N/A
Options outstanding and exercisable at December 31, 2018	112	$28.96	1.28	$13,239

All outstanding stock options as of December 31, 2018 are vested and exercisable.

The following table presents information relating to the Company’s outstanding and exercisable stock options as of December 31, 2018 (number of options outstanding and aggregate intrinsic value data in thousands):

As of December 31, 2018	Options Outstanding
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Life	Intrinsic
Range of Exercise Prices	Outstanding	Price	(Years)	Value
$15.18 to $16.48	12	$16.48	0.15	$1,521
$20.45 to $24.11	14	$20.45	0.65	$1,798
$25.64	36	$25.64	0.96	$4,409
$36.70	50	$36.70	1.95	$5,511
Total	112			$13,239

The intrinsic value of the stock options exercised by the Company’s employees during the years ended December 31, 2018, 2017 and 2016 was $4.8 million, $10.9 million and $11.3 million, respectively.

10. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As required by ASC Subtopic 220-10, “Comprehensive Income—Overall,” the following table presents the amounts reclassified from accumulated other comprehensive income (loss) by the respective line item in the Consolidated Statement of Income:

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (1)

Details about Accumulated Other	Amount Reclassified from Accumulated			Affected Line Item in the
Comprehensive Income (Loss) Components	Other Comprehensive Income (Loss)			Consolidated Statements of Income
	Years Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
		(in thousands)
Defined benefit pension plans
Amount recognized as a component of net periodic benefit expense for curtailments and settlements	$(222)	$(281)	$(261)
Income Taxes	54	77	73	Provision for income taxes
Total reclassifications for the period, net of tax	$(168)	$(204)	$(188)

(1)	Amounts in parentheses indicate expenses or losses moved to the Consolidated Statements of Income.

11. INCOME TAXES

The provision for income taxes (benefits) by taxing jurisdiction consisted of:

	Years Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
	(in thousands)
Current
U.S. federal	$51,316	$133,250	$93,071
U.S. state and local	31,680	16,312	16,363
Non U.S.	39,795	32,267	32,616
	122,791	181,829	142,050
Deferred
U.S. federal	(1,406)	(12,502)	(13,010)
U.S. state and local	5,566	(2,119)	(2,235)
Non U.S.	(4,940)	(4,281)	(1,722)
	(780)	(18,902)	(16,967)

Provision for income taxes	$122,011	$162,927	$125,083

The following table reconciles the U.S. federal statutory income tax rate to the effective income tax rate:

	Years Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21.00%	35.00%	35.00%
U.S. state and local income taxes, net of U.S. federal income tax benefits	4.66%	1.84%	2.38%
Change in tax rates applicable to non-U.S. earnings	(2.20%)	(7.60%)	(3.73%)
Domestic tax credits and incentives	(0.30%)	(0.24%)	(0.26%)
Net tax charge related to Tax Reform	(1.78%)	7.40%	—%
Valuation allowance	(1.41%)	—%	—%
Excess Stock Based Compensation	(1.14%)	(1.25%)	—%
Other	0.54%	(0.25%)	(0.98%)
Effective income tax rate	19.37%	34.90%	32.41%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform”).  Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” (“SAB 118”), which allowed registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations.

Tax Reform significantly revised the U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system and imposing a one-time tax on deemed repatriation of historic earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The provisions of Tax Reform began impacting the Company for the annual reporting periods, including interim periods within those periods, beginning after December 31, 2017 as well as during the three months ended December 31, 2017. The U.S. federal income tax rate reduction was effective as of January 1, 2018.

In the year ended December 31, 2017, the Company’s provisional accounting for the effects of Tax Reform resulted in a net charge of $34.5 million in the provision for income taxes for MSCI that primarily included an estimated tax charge of approximately $47.5 million related to the Toll Charge and an estimated tax charge of approximately $16.0 million related to a change in assertion that those profits were permanently reinvested overseas as of December 31, 2017, partially offset by an estimated tax benefit of approximately $29.0 million related to the revaluation of deferred taxes at the now-lower statutory corporate rate.

In the year ended December 31, 2018, the Company finalized the Toll Charge and determined the final impact of Tax Reform, resulting in a net benefit of $11.2 million that included a benefit of $5.7 million on the change to the provisional estimate of the Toll Charge and a benefit of $2.6 million for a reduction in the expected withholding taxes from Switzerland. The Company also recorded a benefit of $2.9 million related to the revaluation of deferred taxes at the lower statutory rate as a result of tax planning. The cumulative net charge of Tax Reform was $23.3 million.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017, were as follows:

	As of
	December 31,	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Employee compensation and benefit plans	$19,698	$19,646
Deferred rent	5,392	5,308
Pension	2,466	1,520
Unearned revenue	—	853
Loss carryforwards - non-current	2,941	18,105
Other	—	1,435
Subtotal	30,497	46,867
Less: valuation allowance	(632)	(11,575)
Total deferred tax assets	$29,865	$35,292
Deferred tax liabilities:
Intangible assets	$(65,538)	$(73,634)
Unearned revenue	(1,170)	—
Unremitted foreign earnings	(12,872)	(16,108)
Property, equipment and leasehold improvements, net	(16,369)	(11,564)
Other	(1,021)	—
Total deferred tax liabilities	$(96,970)	$(101,306)
Net deferred tax liabilities	$(67,105)	$(66,014)

During the year ended December 31, 2018, the Company sold two of its U.S. subsidiaries, InvestorForce and FEA. See Note 12, “Divestitures,” for additional information. As a result of these divestitures, the Company was able to utilize the $42.4 million of capital loss carryover held on the books, against which a full valuation allowance was recorded.  The tax value of the U.S. portion of the net operating loss carryforwards is $16.0 million which is subject to an annual limitation on utilization and will begin to expire in 2024. As of December 31, 2018, the tax value of foreign net operating loss carryforwards was $0.6 million with a related valuation allowance of $0.6 million.

The following table presents changes in the Company’s deferred tax asset valuation allowance for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
	(in thousands)
Beginning balance	$11,575	$17,807	$21,052
Additions charged to cost and expenses	—	324	1,862
Additions charged to other accounts	—	—	—
Deductions	(10,943)	(6,556)	(5,107)
Ending balance	$632	$11,575	$17,807

The following table presents the components of income before provision for income taxes generated by domestic or foreign operations for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
	(in thousands)
Domestic	$399,000	$283,779	$263,536
Foreign (1)	230,896	183,120	122,402
Total income before provision for income taxes	$629,896	$466,899	$385,938

(1)	Foreign income before provision for income taxes is defined as income generated from operations located outside the U.S., which includes income from foreign branches of U.S. companies.

Cumulative earnings attributable to foreign subsidiaries were $289.5 million, $450.7 million and $341.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. The Company has recorded a $16.0 million charge to provision for income taxes related to foreign withholding taxes that would be payable upon repatriation. As of December 31, 2018, the Company asserts that the earnings in its India subsidiary accumulated after January 1, 2018 will be permanently reinvested.

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

The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2018, 2017 and 2016:

	Years Ended
	December 31,	December 31,	December 31,
Gross unrecognized tax benefits	2018	2017	2016
(in thousands)
Beginning balance	$10,022	$7,936	$8,692
Increases based on tax positions related to the current period	3,928	3,389	575
Increases based on tax positions related to prior periods	1,892	519	135
Decreases based on tax positions related to prior periods	(297)	(6)	(3)
Decreases related to settlements with taxing authorities	—	(1,152)	(1,463)
Decreases related to a lapse of applicable statute of limitations	(1,454)	(664)	—
Ending balance	$14,091	$10,022	$7,936

The total amount of unrecognized tax benefits was $13.8 million, net of federal benefit of state issues, competent authority and foreign tax credit offsets, as of December 31, 2018, which, if recognized, would favorably affect the effective tax rate in future periods. The Company recognizes the accrual of interest and penalties related to unrecognized tax benefits in the “Provision for income taxes” in the Consolidated Statement of Income. For the year ended December 31, 2018, the Company recognized $0.2 million of interest in the Consolidated Statement of Income with respect to unrecognized tax benefits. No significant penalties were recognized in the Consolidated Statement of Income for the year ended December 31, 2018. The amount of accrued interest, which includes interest related to uncertain tax positions and accrued income tax expense, recorded on the Consolidated Statement of Financial Condition as of December 31, 2018 was $0.9 million.

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

12. DIVESTITURES

Divestiture of FEA

On April 9, 2018, MSCI completed the FEA divestiture for $21.0 million in cash. The sale included $2.9 million of goodwill, $2.7 million of fully amortized identifiable intangible assets, $6.1 million of other net assets and $1.4 million of transaction costs, which resulted in a gain of $10.6 million included in “Other expense (income)” within the Consolidated Statement of Income. FEA was included as a component of the Analytics segment through the date of divestiture. The results of operations from FEA were not material to the Company.

Divestiture of InvestorForce

On October 12, 2018, the Company completed the InvestorForce divestiture for $62.0 million in cash plus an additional $0.8 million for working capital adjustment which is subject to change, $8.7 million of allocated goodwill, $4.0 million of identifiable intangible assets, net of accumulated amortization, $0.7 million of other net assets and $2.8 million of transaction costs, which resulted in a gain of approximately $46.6 million included in “Other expense (income)” within the Consolidated Statement of Income. InvestorForce was included as a component of the Analytics segment through the date of divestiture. The results of operations from InvestorForce were not material to the Company.

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

The CODM measures and evaluates reportable segments based on segment operating revenues as well as Adjusted EBITDA and other measures. The Company excludes the following items from segment Adjusted EBITDA: provision for income taxes, other expense (income), net, depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net income and are included in the reconciliation that follows.

The Company’s computation of segment Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate segment Adjusted EBITDA in the same fashion.

Operating revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses that are not directly attributable to a particular segment are based upon allocation methodologies, including time estimates, revenue, headcount, sales targets, data center consumption and other relevant usage measures. Due to the integrated structure of our business, certain costs incurred by one segment may benefit other segments. A segment may use the content and data produced by another segment without incurring an arm’s-length intersegment charge.

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

The Real Estate operating segment includes research, reporting, market data and benchmarking offerings that provide real estate performance analysis for funds, investors and managers. Real Estate performance and risk analytics range from enterprise-wide to property-specific analysis. The Real Estate operating segment also provides business intelligence to real estate owners, managers, developers and brokers worldwide.  During the year ended December 31, 2016, the Company disposed of the Real Estate occupiers business and recorded an immaterial gain on the disposition which was recorded in “Other expense (income),” in the Consolidated Statement of Income.

The operating segments of ESG and Real Estate do not individually meet the segment reporting thresholds and have been combined and presented as part of All Other for disclosure purposes.

The following table presents operating revenues by reportable segment for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
	(in thousands)
Operating revenues
Index	$835,475	$718,959	$613,551
Analytics	479,939	458,269	448,353
All Other	118,570	96,944	88,765
Total	$1,433,984	$1,274,172	$1,150,669

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
	(in thousands)
Index Adjusted EBITDA	$607,853	$522,241	$431,478
Analytics Adjusted EBITDA	143,645	125,624	128,507
All Other Adjusted EBITDA	20,935	11,892	9,472
Total operating segment profitability	772,433	659,757	569,457
Amortization of intangible assets	54,189	44,547	47,033
Depreciation and amortization of property, equipment and leasehold improvements	31,346	35,440	34,320
Operating income	686,898	579,770	488,104
Other expense (income), net	57,002	112,871	102,166
Provision for income taxes	122,011	162,927	125,083
Net income	$507,885	$303,972	$260,855

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2018	2017	2016
Operating revenues
Americas:
United States	$662,345	$622,132	$556,777
Other	58,065	48,139	45,185
Total Americas	720,410	670,271	601,962
Europe, the Middle East and Africa ("EMEA"):
United Kingdom	214,204	193,831	175,749
Other	293,252	250,267	229,010
Total EMEA	507,456	444,098	404,759
Asia & Australia:
Japan	67,100	54,351	52,161
Other	139,018	105,452	91,787
Total Asia & Australia	206,118	159,803	143,948
Total	$1,433,984	$1,274,172	$1,150,669

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	December 31,	December 31,
	2018	2017
	(in thousands)
Long-lived assets
Americas:
United States	$1,803,321	$1,847,605
Other	6,560	1,685
Total Americas	1,809,881	1,849,290
EMEA:
United Kingdom	80,039	94,782
Other	19,369	22,394
Total EMEA	99,408	117,176
Asia & Australia:
Japan	411	432
Other	7,741	9,996
Total Asia & Australia	8,152	10,428
Total	$1,917,441	$1,976,894

14. QUARTERLY RESULTS OF OPERATIONS (unaudited):

	2018				2017
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Operating revenues	$351,316	$363,046	$357,934	$361,688	$301,207	$316,089	$322,097	$334,779
Cost of revenues	71,304	71,368	70,906	73,757	67,463	68,538	68,433	69,247
Selling and marketing	46,409	47,416	46,149	52,949	42,972	41,550	44,873	47,726
Research and development	20,707	19,801	20,591	20,312	18,970	18,196	17,974	20,709
General and administrative	26,187	24,036	24,751	24,908	20,981	21,424	22,079	23,280
Amortization of intangible assets	11,338	19,537	11,681	11,633	11,251	11,122	10,614	11,560
Depreciation and amortization of property, equipment and leasehold improvements	8,205	7,377	7,453	8,311	8,838	9,159	9,325	8,118
Total operating expenses	184,150	189,535	181,531	191,870	170,475	169,989	173,298	180,640
Operating income	167,166	173,511	176,403	169,818	130,732	146,100	148,799	154,139
Interest income	(2,770)	(4,281)	(6,522)	(6,096)	(932)	(1,310)	(1,835)	(2,237)
Interest expense	29,560	31,761	35,902	35,891	29,024	29,027	29,020	29,027
Other expense (income)	938	(10,292)	177	(47,266)	1,015	872	811	389
Other expense (income), net	27,728	17,188	29,557	(17,471)	29,107	28,589	27,996	27,179
Income before provision for income taxes	139,438	156,323	146,846	187,289	101,625	117,511	120,803	126,960
Provision for income taxes	24,346	39,494	23,014	35,157	28,674	36,245	35,650	62,358
Net income	$115,092	$116,829	$123,832	$152,132	$72,951	$81,266	$85,153	$64,602

Earnings per basic common share	$1.28	$1.31	$1.39	$1.75	$0.80	$0.90	$0.94	$0.72

Earnings per diluted common share	$1.24	$1.28	$1.36	$1.70	$0.80	$0.89	$0.93	$0.70

Weighted average shares outstanding used in computing per share data
Basic	90,075	89,112	88,796	86,968	90,708	90,404	90,112	90,130
Diluted	92,587	91,586	91,372	89,495	91,624	91,708	91,868	92,467

15. SUBSEQUENT EVENTS

On January 30, 2019, the Board of Directors of the Company declared a quarterly dividend of $0.58 per share of common stock to be paid on March 15, 2019 to shareholders of record as of the close of trading on February 22, 2019.

Subsequent to the year ended December 31, 2018 and through February 15, 2019, the Company repurchased an additional 0.7 million shares of common stock at an average price of $147.97 per share for a total value of $102.1 million.