Form 10-Q
period 2019-03-31
MSCI Inc.
filed 2019-05-03
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	MSCI	New York Stock Exchange

As of April 26, 2019, there were 84,678,661 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

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

MSCI Inc.’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer and its Chief Financial Officer. MSCI Inc. will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC on its website. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, MSCI Inc., 7 World Trade Center, 250 Greenwich Street, 49th Floor, New York, NY 10007; (212) 981-1074. The information on MSCI Inc.’s website is not incorporated by reference into this report or any other report filed or furnished by us with the SEC.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or to future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and that could materially affect our actual results, levels of activity, performance or achievements.

Other factors that could materially affect actual results, levels of activity, performance or achievements can be found in the 2018 Annual Report on Form 10-K filed with the SEC on February 22, 2019 and in quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished with the SEC. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what MSCI projected. Any forward-looking statement in this report reflects MSCI’s current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to MSCI’s operations, results of operations, growth strategy and liquidity. MSCI assumes no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

MSCI Inc. uses its website, blog, podcasts and social media channels, including its corporate Twitter account (@MSCI_Inc) as channels of distribution of company information. The information MSCI Inc. posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following MSCI Inc.’s press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about MSCI Inc. when you enroll your email address by visiting the “Email Alerts Subscription” section of our Investor Relations homepage at http://ir.msci.com/alerts.cfm?. The contents of MSCI Inc.’s website, blog, podcasts and social media channels are not, however, incorporated by reference into this report or any other report filed or furnished by us with the SEC.

PART I

Item 1.	Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$642,781	$904,176
Accounts receivable (net of allowances of $707 and $1,027 at March 31, 2019 and December 31, 2018, respectively)	427,099	473,433
Prepaid income taxes	72,505	19,273
Prepaid and other assets	35,541	38,207
Total current assets	1,177,926	1,435,089
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $189,603 and $185,505 at March 31, 2019 and December 31, 2018, respectively)	86,087	90,877
Right of use assets	170,573	—
Goodwill	1,546,961	1,545,761
Intangible assets (net of accumulated amortization of $554,183 and $541,967 at March 31, 2019 and December 31, 2018, respectively)	274,576	280,803
Deferred tax assets	20,211	14,903
Other non-current assets	19,231	20,519
Total assets	$3,295,565	$3,387,952

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,099	$3,892
Income taxes payable	10,422	16,253
Accrued compensation and related benefits	55,884	137,045
Other accrued liabilities	127,406	113,841
Deferred revenue	524,988	537,977
Total current liabilities	720,799	809,008
Long-term debt	2,576,388	2,575,502
Long-term operating lease liabilities	168,487	—
Deferred tax liabilities	79,598	82,008
Other non-current liabilities	66,801	87,928
Total liabilities	3,612,073	3,554,446

Commitments and Contingencies (see Note 7 and Note 9)

Shareholders' equity (deficit):
Preferred stock (par value $0.01, 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 132,265,024 and 130,029,926 common shares issued and 84,675,001 and 84,174,138 common shares outstanding at March 31, 2019 and December 31, 2018, respectively)	1,323	1,300
Treasury shares, at cost (47,590,023 and 45,855,788 common shares held at March 31, 2019 and December 31, 2018, respectively)	(3,557,270)	(3,272,774)
Additional paid in capital	1,316,837	1,306,428
Retained earnings	1,979,804	1,856,951
Accumulated other comprehensive loss	(57,202)	(58,399)
Total shareholders' equity (deficit)	(316,508)	(166,494)
Total liabilities and shareholders' equity (deficit)	$3,295,565	$3,387,952

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Operating revenues	$371,381	$351,316

Operating expenses:
Cost of revenues	82,346	71,304
Selling and marketing	56,048	46,409
Research and development	23,172	20,707
General and administrative	27,497	26,187
Amortization of intangible assets	11,793	11,338
Depreciation and amortization of property, equipment and leasehold improvements	7,850	8,205
Total operating expenses	208,706	184,150

Operating income	162,675	167,166

Interest income	(4,086)	(2,770)
Interest expense	35,915	29,560
Other expense (income)	2,554	938

Other expense (income), net	34,383	27,728

Income before provision for income taxes	128,292	139,438
Provision for income taxes	(49,900)	24,346
Net income	$178,192	$115,092

Earnings per basic common share	$2.11	$1.28

Earnings per diluted common share	$2.08	$1.24

Weighted average shares outstanding used in computing earnings per share
Basic	84,253	90,075
Diluted	85,649	92,587

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Net income	$178,192	$115,092
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,533	3,962
Income tax effect	(347)	—
Foreign currency translation adjustments, net	1,186	3,962

Pension and other post-retirement adjustments	20	(100)
Income tax effect	(9)	27
Pension and other post-retirement adjustments, net	11	(73)

Net investment hedge adjustments	—	123
Income tax effect	—	—
Net investment hedge adjustments, net	—	123
Other comprehensive (loss) income, net of tax	1,197	4,012
Comprehensive income	$179,389	$119,104

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(unaudited)
Balance at December 31, 2018	$1,300	$(3,272,774)	$1,306,428	$1,856,951	$(58,399)	$(166,494)
Net income				178,192		178,192
Dividends declared ($0.58 per common share)				(55,339)		(55,339)
Dividends paid in shares			93			93
Other comprehensive income (loss), net of tax					1,197	1,197
Common stock issued	23					23
Shares withheld for tax withholding and exercises		(182,385)				(182,385)
Compensation payable in common stock and options			9,590			9,590
Common stock repurchased and held in treasury		(102,081)				(102,081)
Common stock issued to directors and held in treasury		(30)				(30)
Exercise of stock options			726			726
Balance at March 31, 2019	$1,323	$(3,557,270)	$1,316,837	$1,979,804	$(57,202)	$(316,508)

Balance at December 31, 2017	$1,295	$(2,321,989)	$1,264,849	$1,505,204	$(48,347)	$401,012
Net income				115,092		115,092
ASC 606 Retained Earnings Adjustment				16,135		16,135
Dividends declared ($0.38 per common share)				(34,848)		(34,848)
Dividends paid in shares			35			35
Other comprehensive income (loss), net of tax					4,012	4,012
Common stock issued	5					5
Shares withheld for tax withholding and exercises		(22,932)				(22,932)
Compensation payable in common stock and options			11,123			11,123
Common stock repurchased and held in treasury		(68,345)				(68,345)
Common stock issued to directors and held in treasury		(17)				(17)
Exercise of stock options			102			102
Balance at March 31, 2018	$1,300	$(2,413,283)	$1,276,109	$1,601,583	$(44,335)	$421,374

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Cash flows from operating activities
Net income	$178,192	$115,092
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	11,793	11,338
Stock-based compensation expense	9,541	9,053
Depreciation and amortization of property, equipment and leasehold improvements	7,850	8,205
Amortization of right of use assets	5,583	—
Amortization of debt origination fees	986	849
Deferred taxes	(8,397)	(1,097)
Other non-cash adjustments	(200)	321
Changes in assets and liabilities:
Accounts receivable	46,805	(134,801)
Prepaid income taxes	(53,613)	13,626
Prepaid and other assets	406	192
Accounts payable	(1,793)	(230)
Accrued compensation and related benefits	(81,170)	(84,517)
Income taxes payable	(5,843)	3,001
Other accrued liabilities	(7,107)	(1,516)
Deferred revenue	(13,352)	148,468
Other	(1,806)	613
Net cash provided by operating activities	87,875	88,597

Cash flows from investing activities
Capital expenditures	(3,156)	(1,512)
Capitalized software development costs	(4,990)	(4,360)
Proceeds from the sale of capital equipment	10	—
Net cash used in investing activities	(8,136)	(5,872)

Cash flows from financing activities
Proceeds from exercise of stock options	726	102
Repurchase of treasury shares	(284,466)	(91,277)
Payment of dividends	(57,895)	(34,883)
Net cash used in financing activities	(341,635)	(126,058)

Effect of exchange rate changes	501	3,659

Net decrease in cash	(261,395)	(39,674)
Cash and cash equivalent, beginning of period	904,176	889,502

Cash and cash equivalent, end of period	$642,781	$849,828

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,148	$35,121
Cash paid for income taxes	$17,312	$8,602

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements accrued, but not yet paid	$2,848	$3,101

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$237	$337

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

MSCI Inc., together with its wholly-owned subsidiaries (the “Company” or “MSCI”) provides critical investment decision support tools and services for the global investment community.  MSCI is dynamic and flexible in the delivery of content and capabilities, such as indexes; portfolio construction tools and risk management services; environmental, social and governance (“ESG”) research and ratings; and real estate benchmarks, return analytics services and market insights; much of which can be accessed by clients through multiple channels and platforms.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI and its subsidiaries and include all adjustments of a normal, recurring nature necessary to state fairly the financial condition as of March 31, 2019 and December 31, 2018, the results of operations, comprehensive income and shareholders’ equity (deficit) for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018. The unaudited condensed consolidated statement of financial condition and related financial statement information as of December 31, 2018 have been derived from the 2018 audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2018.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require the Company to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of revenue, research and development and software capitalization, impairment of long-lived assets, accrued compensation, income taxes, incremental borrowing rates and other matters that affect the unaudited condensed consolidated financial statements and related disclosures. The Company believes that estimates used in the preparation of these unaudited condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Intercompany balances and transactions are eliminated in consolidation.

Concentrations

For the three months ended March 31, 2019 and 2018, BlackRock, Inc. accounted for 11.6% and 12.9% of the Company’s consolidated operating revenues, respectively. For the three months ended March 31, 2019 and 2018, BlackRock, Inc. accounted for 19.3% and 22.1% of the Index segment operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within the Analytics and All Other segments for the three months ended March 31, 2019 and 2018.

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

The Company adopted ASU 2016-02 effective January 1, 2019 using the optional transition method available under ASU 2018-11. In preparation for adoption of the guidance, the Company implemented internal controls and processes to enable the preparation of financial information.  MSCI elected to apply the transition package of practical expedients permitted within the new guidance which, among other things, allowed the Company to carry forward the historical lease classification. In addition, MSCI elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company made an election to apply the exemption allowed under ASU 2016-02 for leases with an initial term of 12 months or less to not be recorded in the Condensed Consolidated Statement of Financial Condition and to only recognize the related amounts in the Condensed Consolidated Statement of Income on a straight-line basis over the lease term. See Note 8, “Leases” of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding leases.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” or ASU 2018-15, to help entities evaluate the accounting for costs of implementation activities incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for deferring implementation costs incurred in a cloud computing arrangement that is a service contract with those incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2019, with early adoption permitted. The Company early-adopted ASU 2018-15 under the prospective transition method effective January 1, 2019. The adoption of ASU 2018-15 did not have a material effect on the Company’s condensed consolidated financial statements.

3. REVENUE RECOGNITION

MSCI’s revenues are characterized by type, which broadly reflects the nature of how they are recognized or earned. The Company’s revenue types are recurring subscription, asset-based fees and non-recurring revenues. The Company also groups its revenues by segment.

The tables that follow present the disaggregated revenues for the periods indicated (in thousands):

	For the Three Months ended March 31, 2019
	Segments
	Index	Analytics	All Other	Total
Product Types
Recurring subscriptions	$127,674	$120,110	$34,580	$282,364
Asset-based fees	81,808	—	—	81,808
Non-recurring	5,291	1,325	593	7,209
Total	$214,773	$121,435	$35,173	$371,381

	For the Three Months ended March 31, 2018
	Segments
	Index	Analytics	All Other	Total
Product Types
Recurring subscriptions	$113,205	$118,244	$29,367	$260,816
Asset-based fees	85,483	—	—	85,483
Non-recurring	3,226	743	1,048	5,017
Total	$201,914	$118,987	$30,415	$351,316

	Accounts receivable	Deferred revenue
Opening (12/31/2018)	$473,433	$537,977
Closing (03/31/2019)	427,099	524,988
Increase/(decrease)	$(46,334)	$(12,989)

The amount of revenue recognized in the period that was included in the opening current deferred revenue, which reflects contract liability amounts, was $168.6 million. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in the amortization of deferred revenue to operating revenues, partially offset by an increase in billings. MSCI had an insignificant long-term deferred revenue balance as of March 31, 2019 reflected as a part of “Other non-current liabilities” on its Unaudited Condensed Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has chosen to use the practical expedient available under the new revenue standard and, as such, has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
March 31,
2019
(in thousands)
First 12-month period	$293,968
Second 12-month period	173,545
Third 12-month period	63,478
Periods thereafter	36,860
Total	$567,851

4. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied either the explicit vesting terms or retirement-eligible requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. There were an immaterial number of anti-dilutive securities excluded from the calculation of diluted EPS for all periods presented.

The following table presents the computation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2019	2018
(in thousands, except per share data)
Net income	$178,192	$115,092

Basic weighted average common shares outstanding	84,253	90,075
Effect of dilutive securities:
Stock options and restricted stock units	1,396	2,512
Diluted weighted average common shares outstanding	85,649	92,587

Earnings per basic common share	$2.11	$1.28

Earnings per diluted common share	$2.08	$1.24

5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consisted of the following as of the specified dates:

	As of
	March 31,	December 31,
	2019	2018
	(in thousands)
Computer & related equipment	$203,145	$200,414
Furniture & fixtures	11,689	12,033
Leasehold improvements	52,418	53,429
Work-in-process	8,438	10,506
Subtotal	275,690	276,382
Accumulated depreciation and amortization	(189,603)	(185,505)
Property, equipment and leasehold improvements, net	$86,087	$90,877

Depreciation and amortization expense of property, equipment and leasehold improvements was $7.9 million and $8.2 million for the three months ended March 31, 2019 and 2018, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	All Other	Total
Goodwill at December 31, 2018	$1,203,404	$290,976	$51,381	$1,545,761
Foreign exchange translation adjustment	743	—	457	1,200
Goodwill at March 31, 2019	$1,204,147	$290,976	$51,838	$1,546,961

Intangible Assets

Amortization expense related to intangible assets for both the three months ended March 31, 2019 and 2018 was $11.8 million and $11.3 million, respectively. The amortization expense of acquired intangible assets for both the three months ended March 31, 2019 and 2018 was $8.7 million and $9.2 million, respectively. The amortization expense of internally developed capitalized software for both the three months ended March 31, 2019 and 2018 was $3.1 million and $2.1 million, respectively.

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets were as follows:

	As of
	March 31,	December 31,
	2019	2018
	(in thousands)
Gross intangible assets:
Customer relationships	$356,699	$356,700
Trademarks/trade names	208,320	208,320
Technology/software	243,689	238,692
Proprietary data	28,627	28,627
Subtotal	837,335	832,339
Foreign exchange translation adjustment	(8,576)	(9,569)
Total gross intangible assets	$828,759	$822,770
Accumulated amortization:
Customer relationships	$(215,319)	$(209,867)
Trademarks/trade names	(126,090)	(123,345)
Technology/software	(202,120)	(198,974)
Proprietary data	(12,647)	(12,197)
Subtotal	(556,176)	(544,383)
Foreign exchange translation adjustment	1,993	2,416
Total accumulated amortization	$(554,183)	$(541,967)
Net intangible assets:
Customer relationships	$141,380	$146,833
Trademarks/trade names	82,230	84,975
Technology/software	41,569	39,718
Proprietary data	15,980	16,430
Subtotal	281,159	287,956
Foreign exchange translation adjustment	(6,583)	(7,153)
Total net intangible assets	$274,576	$280,803

The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2019 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder 2019	$36,856
2020	47,731
2021	43,672
2022	36,921
2023	33,374
Thereafter	76,022
Total	$274,576

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

Senior Notes. The Company has issued an aggregate of $2.6 billion in senior unsecured notes (collectively, the “Senior Notes”) in the four discrete private offerings presented in the following table:

		Principal amount outstanding at	Carrying value at	Carrying value at	Fair Value at	Fair Value at
	Maturity Date	March 31, 2019	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in thousands)
Long-term debt
5.25% senior unsecured notes due 2024	November 15, 2024	$800,000	$793,348	$793,054	$829,576	$802,576
5.75% senior unsecured notes due 2025	August 15, 2025	800,000	793,277	793,016	840,368	807,088
4.75% senior unsecured notes due 2026	August 1, 2026	500,000	495,084	494,916	503,725	475,520
5.375% senior unsecured notes due 2027	May 15, 2027	500,000	494,679	494,516	530,720	489,745
Total debt		$2,600,000	$2,576,388	$2,575,502	$2,704,389	$2,574,929

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

The $500.0 million aggregate principal amount of 5.375% senior unsecured notes due 2027 (the “2027 Senior Notes”) are scheduled to mature and be paid in full on May 15, 2027. At any time prior to May 15, 2022, the Company may redeem all or part of the 2027 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2027 Senior Notes, together with accrued and unpaid interest, on or after May 15, 2022, at redemption prices set forth in the indenture governing the 2027 Senior Notes. At any time prior to May 15, 2021, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2027 Senior Notes, including any permitted additional notes, at a redemption price equal to 105.375% of the principal amount plus accrued and unpaid interest, if any, to the redemption date.

Interest payments attributable to the 2024 Senior Notes and 2027 Senior Notes are due on May 15th and November 15th of each year. Interest payments attributable to the 2025 Senior Notes are due on February 15th and August 15th of each year. Interest payments attributable to the 2026 Senior Notes are due on February 1st and August 1st of each year.

Revolver. On November 20, 2014, the Company entered into a $200.0 million senior unsecured revolving credit agreement (as amended, the “Revolving Credit Agreement”) with a syndicate of banks. The Revolving Credit Agreement had an initial term of five years with an option to extend for two additional one-year terms. On August 4, 2016, the Company entered into Amendment No. 1 (the “First Amendment”) to the Revolving Credit Agreement. The First Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $220.0 million, (ii) increased the maximum consolidated leverage ratio and (iii) extended the initial term to August 2021 with an option to extend for an additional one-year term. On May 15, 2018, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Revolving Credit Agreement. The Second Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $250.0 million, (ii) extended the term to May 2023 with an option to extend for an additional one-year term and (iii) decreased the applicable rate and applicable fee rate for loans and commitments. At March 31, 2019, the Revolving Credit Agreement was undrawn.

In connection with the closings of the Senior Notes offerings and entry into the Revolving Credit Agreement and the First and Second Amendments, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At March 31, 2019, $25.3 million of the deferred financing fees remain unamortized, $0.4 million of which is included in “Prepaid and other assets,” $1.3 million of which is included in “Other non-current assets” and $23.6 million of which is grouped and presented as part of “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

8. LEASES

MSCI leases office space, data centers and certain equipment under non-cancellable operating lease agreements and determines if an arrangement is a lease at inception. The Company’s leases have remaining lease terms of up to approximately 14 years. Some of these leases have options to extend which, if exercised, would extend the maximum term to approximately 24 years. Some of the leases also provide for early termination, the exercise of which would shorten the term of those leases by up to 5 years. The Company does not currently have any financing lease arrangements.

Operating lease assets, net of initial direct costs and accumulated amortization are reflected in “Right of use assets,” with the corresponding present value of operating lease liabilities included in “Other accrued liabilities” and “Long-term operating lease liabilities” in the Unaudited Condensed Consolidated Statement of Financial Condition. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. MSCI uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. The incremental borrowing rate reflects the rate of interest that MSCI would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company determined its incremental borrowing rates by starting with the rates on its currently outstanding Senior Notes and making adjustments for collateralization and the relevant duration of the associated leases. The lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Lease expense is recognized on a straight-line basis over the lease term and is included in “Operating expenses” in the Unaudited Condensed Consolidated Statement of Income. Some of the Company’s lease agreements include rental payments adjusted periodically for inflation which are accounted for under ASC Subtopic 842-10, “Leases,” as variable lease amounts but are not reflected as a component of the Company’s lease liability. Certain leases also require the Company to pay real estate taxes, insurance, maintenance and other “Operating expenses” associated with the leased premises or equipment which are also not reflected as a component of the Company’s lease liability. While these expenses are also classified in “Operating expenses,” consistent with similar costs for office locations or equipment, they are not included as a component of the Company’s lease liability. The Company also subleases a small portion of its leased office space to third parties.

Under ASC Subtopic 842-10, the Company recognized a total of $7.3 million of operating lease expenses for the three months ended March 31, 2019. The amounts associated with variable lease costs, short-term lease costs for leases with an initial term of 12 months or less and sublease income were not significant for the three months ended March 31, 2019.

For the three months ended March 31, 2018, the Company followed ASC Subtopic 840-10, “Leases,” which required the recognition of rent expense on a straight-line basis over the lease period. Rent expense for office space, including real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises, for the three months ended March 31, 2018 was $6.3 million.

Future minimum commitments for the Company’s operating leases accounted for in accordance with ASC Subtopic 842-10 in place as of March 31, 2019, the interest and other relevant line items in the Unaudited Condensed Consolidated Statement of Financial Condition are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
2019	$20,656
2020	28,729
2021	26,427
2022	22,626
2023	22,149
After 2023	107,886
Total lease payments	$228,473
Less: Interest	(37,735)
Present value of lease liabilities	$190,738

Other accrued liabilities	$22,251
Long-term operating lease liabilities	$168,487

Future minimum commitments for the Company’s office leases accounted for in accordance with ASC Subtopic 840-10 in place as of December 31, 2018 were as follows:

Years Ending December 31,	Amount
(in thousands)
2019	$25,868
2020	24,619
2021	23,452
2022	21,832
2023	21,818
Thereafter	107,800
Total	$225,389

Lease term and discount rate for the Company’s operating leases in place as of March 31, 2019 are as follows:

As of
March 31,
Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years)
Operating leases	10.04
Weighted-average discount rate
Operating leases	3.51%

Other information for the Company’s operating leases in place for the three months ended March 31, 2019 are as follows:

Three Months Ended
Other Information	March 31,
(in thousands)	2019
Operating cash flows from operating leases	$7,572
Leased assets obtained in exchange for new operating lease liabilities(1)	$198,281

(1) Includes the initial adjustment of $197.5 million for leases recorded on January 1, 2019.

9. SHAREHOLDERS’ EQUITY (DEFICIT)

Return of capital.

On October 26, 2016, the Board of Directors approved a stock repurchase program for the purchase of up to $750.0 million worth of shares of the Company’s common stock (together with the amount then remaining under a previously existing share repurchase program, the “2016 Repurchase Program”).

On May 1, 2018, the Board of Directors authorized an additional stock repurchase program for the purchase of up to $1.0 billion worth of shares of the Company’s common stock (together with the $523.1 million of authorization then remaining under the 2016 Repurchase Program, the “2018 Repurchase Program”). Share repurchases made pursuant to the 2018 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of March 31, 2019, there was $706.1 million of available authorization remaining under the 2018 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Three Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
March 31, 2019	$147.97	690	$102,081
March 31, 2018	$138.86	492	$68,345

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share amounts)	Per Share	Declared	Distributed	Deferred
2019
Three Months Ended March 31,	$0.58	$55,339	$57,988	$(2,649)

Total	$0.58	$55,339	$57,988	$(2,649)

2018
Three Months Ended March 31,	$0.38	$34,848	$34,900	$(52)

Total	$0.38	$34,848	$34,900	$(52)

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased during the three months ended March 31, 2019:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance At December 31, 2018	130,029,926	(45,855,788)	84,174,138
Dividend payable/paid	502	(158)	344
Common stock issued and exercise of stock options	2,234,596	—	2,234,596
Shares withheld for tax withholding and exercises	—	(1,044,186)	(1,044,186)
Shares repurchased under stock repurchase programs	—	(689,891)	(689,891)
Shares issued to directors	—	—	—
Balance At March 31, 2019	132,265,024	(47,590,023)	84,675,001

10. INCOME TAXES

The Company’s provision for income taxes was a benefit of $49.9 million and an expense of $24.3 million for the three months ended March 31, 2019 and 2018, respectively. These amounts reflect effective tax rates of negative 38.9% and 17.5% for the three months ended March 31, 2019 and 2018, respectively.

The effective tax rate of negative 38.9% for the three months ended March 31, 2019 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $77.8 million. For the three months ended March 31, 2019, these discrete items primarily related to $66.6 million of excess tax benefits recognized upon vesting during the period of certain multi-year restricted stock units that are subject to the achievement of multi-year total shareholder return targets (performance targets subject to market conditions) granted in 2016 (“2016 multi-year MSUs”) and $9.8 million of excess tax benefits on other share-based compensation recognized during the period.

The effective tax rate of 17.5% for the three months ended March 31, 2018 reflected the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $7.9 million. For the three months ended March 31, 2018 these discrete items primarily related to $7.5 million of excess tax benefits on share-based compensation recognized during the period and to $1.6 million of net adjustment benefit relating to the adjustment resulting from the Company’s provisional accounting for the effects of the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (“Tax Reform”).

The Company is under examination by the IRS and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as India and states in which the Company has significant operations, such as New York. The tax years currently under examination vary by jurisdiction but include years ranging from 2006 through 2017. As a result of having previously been a member of the Morgan Stanley consolidated group, the Company may have future settlements with Morgan Stanley related to the ultimate disposition of their New York State and New York City examination relating to the tax years 2007 and 2008 and their IRS examination relating to the tax years 2006 through 2008. The Company does not believe it has any material exposure to the New York State and New York City income tax examinations. Additionally, the Company believes it has adequate reserves for any tax issues that may arise out of the IRS examination relating to the tax years 2006 through 2008 and therefore does not believe any related settlement with Morgan Stanley will have a material impact.

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

11. SEGMENT INFORMATION

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

The CODM measures and evaluates reportable segments based on segment operating revenues as well as Adjusted EBITDA and other measures. The Company excludes the following items from segment Adjusted EBITDA: provision for income taxes, other expense (income), net, depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments, including the impact related to the vesting of the 2016 multi-year MSUs, that the CODM does not consider for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net income and are included in the reconciliation that follows.

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

The following table presents operating revenue by reportable segment for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Operating revenues
Index	$214,773	$201,914
Analytics	121,435	118,987
All Other	35,173	30,415
Total	$371,381	$351,316

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Index Adjusted EBITDA	$152,211	$145,930
Analytics Adjusted EBITDA	36,398	33,593
All Other Adjusted EBITDA	9,098	7,186
Total operating segment profitability	197,707	186,709
2016 multi-year MSUs grant payroll tax expense	15,389	—
Amortization of intangible assets	11,793	11,338
Depreciation and amortization of property, equipment and leasehold improvements	7,850	8,205
Operating income	162,675	167,166
Other expense (income), net	34,383	27,728
Provision for income taxes	(49,900)	24,346
Net income	$178,192	$115,092

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Operating revenues
Americas:
United States	$166,186	$164,835
Other	15,983	14,883
Total Americas	182,169	179,718

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	55,207	52,933
Other	76,635	72,687
Total EMEA	131,842	125,620

Asia & Australia:
Japan	17,948	15,182
Other	39,422	30,796
Total Asia & Australia	57,370	45,978

Total	$371,381	$351,316

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	March 31,	December 31,
	2019	2018
	(in thousands)
Long-lived assets
Americas:
United States	$1,793,331	$1,803,321
Other	6,144	6,560
Total Americas	1,799,475	1,809,881

EMEA:
United Kingdom	81,506	80,039
Other	19,028	19,369
Total EMEA	100,534	99,408

Asia & Australia:
Japan	405	411
Other	7,210	7,741
Total Asia & Australia	7,615	8,152

Total	$1,907,624	$1,917,441

12. SUBSEQUENT EVENTS

On May 1, 2019, the Board of Directors declared a cash dividend of $0.58 per share for second quarter 2019. The second quarter 2019 dividend is payable on May 31, 2019 to shareholders of record as of the close of trading on May 17, 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and its subsidiaries (the “Company”) as of March 31, 2019, and the related condensed consolidated statements of income, of comprehensive income, of shareholders’ equity (deficit) and of cash flows for the three-month periods ended March 31, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2018, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity (deficit) and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition information as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

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
May 3, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K.

Except as the context otherwise indicates, the terms “MSCI,” the “Company,” “we,” “our” and “us” refer to MSCI Inc., together with its subsidiaries.

Overview

We are a leading provider of critical decision support tools and services — we power investors to make better decisions about their investment portfolios.  Our tools and services help investors better understand the drivers of risk and return and build portfolios to more effectively and efficiently achieve their investment objectives. We are able to do this by leveraging our knowledge of the global investment process and our expertise in research, data and technology in order to deliver actionable solutions1 to our clients. We are dynamic and flexible in the delivery of our content and capabilities, such as our indexes; portfolio construction tools and risk management services; ESG research and ratings; and real estate benchmarks, return analytics services and market insights; much of which can be accessed by our clients through multiple channels and platforms.

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

As of March 31, 2019, we had over 7,000 clients across more than 85 countries. To calculate the number of clients, we use the shipping address of the ultimate customer utilizing the product which counts affiliates, user locations, or business units within a single organization as separate clients. If we aggregate all related clients under their respective parent entity, the number of clients would be over 4,000, as of March 31, 2019. As of March 31, 2019, we had offices in more than 30 cities across more than 20 countries to help serve our diverse client base, with 49.1% of our revenues coming from clients in the Americas, 35.5% in EMEA and 15.4% in Asia and Australia.

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

[1]	The term “solutions” as used throughout this Quarterly Report on Form 10-Q refers to the usage of our products and services by our clients to help them achieve their specific investment objectives.

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

The discussion of our results of operations for the three months ended March 31, 2019 and 2018 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following table presents the results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$371,381	$351,316	$20,065	5.7%
Operating expenses:
Cost of revenues	82,346	71,304	11,042	15.5%
Selling and marketing	56,048	46,409	9,639	20.8%
Research and development	23,172	20,707	2,465	11.9%
General and administrative	27,497	26,187	1,310	5.0%
Amortization of intangible assets	11,793	11,338	455	4.0%
Depreciation and amortization of property, equipment and leasehold improvements	7,850	8,205	(355)	(4.3%)
Total operating expenses	208,706	184,150	24,556	13.3%
Operating income	162,675	167,166	(4,491)	(2.7%)
Other expense (income), net	34,383	27,728	6,655	24.0%
Income before provision for income taxes	128,292	139,438	(11,146)	(8.0%)
Provision for income taxes	(49,900)	24,346	(74,246)	(305.0%)
Net income	$178,192	$115,092	$63,100	54.8%

Earnings per basic common share	$2.11	$1.28	$0.83	64.8%

Earnings per diluted common share	$2.08	$1.24	$0.84	67.7%

Operating margin	43.8%	47.6%

Operating Revenues

Our revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group revenues by major product or reportable segment as follows: Index, Analytics and All Other, which includes the ESG and Real Estate product lines.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$282,364	$260,816	$21,548	8.3%
Asset-based fees	81,808	85,483	(3,675)	(4.3%)
Non-recurring	7,209	5,017	2,192	43.7%

Total operating revenues	$371,381	$351,316	$20,065	5.7%

Total operating revenues grew 5.7% to $371.4 million for the three months ended March 31, 2019 compared to $351.3 million for the three months ended March 31, 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 6.2% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Revenues from recurring subscriptions increased 8.3% to $282.4 million for the three months ended March 31, 2019 compared to $260.8 million for the three months ended March 31, 2018, primarily driven by growth in Index products, which increased $14.5 million, or 12.8%, and growth in All Other products, which increased $5.2 million, or 17.8%. Adjusting for the impact of foreign currency exchange rate fluctuations, revenues from recurring subscriptions would have increased 8.9% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Revenues from asset-based fees decreased 4.3% to $81.8 million for the three months ended March 31, 2019 compared to $85.5 million for the three months ended March 31, 2018. The decrease in asset-based fees was driven by a decline across all types of index-linked investment products, including a $3.2 million, or 5.5%, decrease in revenue from ETFs linked to MSCI indexes. This decline was driven by a 1.7% decrease in average AUM, as well as by the impact of a change in product mix. In addition, the decrease in asset-based fees was also driven by a decline in revenues from non-ETF passive products and exchange traded futures and options contracts based on MSCI indexes. The decrease in revenues from futures and options contracts reflected lower net fees charged by certain exchanges, which more than offset an increase in total trading volumes. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended(1)
	2018				2019
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,
AUM in ETFs linked to MSCI indexes(2), (3)	$764.9	$744.7	$765.5	$695.6	$802.2

Sequential Change in Value
Market Appreciation/(Depreciation)	$(11.7)	$(19.4)	$15.6	$(94.7)	$78.3
Cash Inflows	32.3	(0.8)	5.2	24.8	28.3
Total Change	$20.6	$(20.2)	$20.8	$(69.9)	$106.6

Source: Bloomberg and MSCI (estimate based on data available as of March 31, 2019)

(1)

The historical values of the AUM in ETFs linked to our indexes as of the last day of the month and the monthly average balance can be found under the link “AUM in ETFs Linked to MSCI Indexes” on our Investor Relations homepage at http://ir.msci.com. The information for April 2019 will be updated on or about May 15, 2019. Information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or any other report filed with the SEC.

(2)	The value of AUM in ETFs linked to MSCI indexes is calculated by multiplying the ETF net asset value by the number of shares outstanding.
(3)	The AUM in ETFs numbers also include AUM in Exchange Traded Notes, the value of which is less than 1.0% of the AUM amounts presented.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average(1)
	2018				2019
(in billions)	March	June	September	December	March
AUM in ETFs linked to MSCI indexes	$779.5	$776.5	$755.8	$717.1	$766.0

Source: Bloomberg and MSCI (estimate based on data available as of March 31, 2019)

(1)          For additional information on AUM amounts presented in this table, please refer to the footnotes in the table presenting AUM in ETFs linked to MSCI indexes for “Period Ended” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations—Operating Revenues.”

For the three months ended March 31, 2019, the average value of AUM in ETFs linked to MSCI equity indexes was $766.0 billion, down $13.5 billion, or 1.7%, from $779.5 billion for the three months ended March 31, 2018.

Non-recurring revenues increased 43.7% to $7.2 million for the three months ended March 31, 2019, compared to $5.0 million for the three months ended March 31, 2018, primarily driven by growth in Index products, which increased $2.1 million, or 64.0%.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$127,674	$113,205	$14,469	12.8%
Asset-based fees	81,808	85,483	(3,675)	(4.3%)
Non-recurring	5,291	3,226	2,065	64.0%
Index total	214,773	201,914	12,859	6.4%

Analytics
Recurring subscriptions	120,110	118,244	1,866	1.6%
Non-recurring	1,325	743	582	78.3%
Analytics total	121,435	118,987	2,448	2.1%

All Other
Recurring subscriptions	34,580	29,367	5,213	17.8%
Non-recurring	593	1,048	(455)	(43.4%)
All Other total	35,173	30,415	4,758	15.6%
Total operating revenues	$371,381	$351,316	$20,065	5.7%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$82,346	$71,304	$11,042	15.5%
Selling and marketing	56,048	46,409	9,639	20.8%
Research and development	23,172	20,707	2,465	11.9%
General and administrative	27,497	26,187	1,310	5.0%
Amortization of intangible assets	11,793	11,338	455	4.0%
Depreciation and amortization of property, equipment and leasehold improvements	7,850	8,205	(355)	(4.3%)
Total operating expenses	$208,706	$184,150	$24,556	13.3%

Total operating expenses increased 13.3% to $208.7 million for the three months ended March 31, 2019 compared to $184.2 million for the three months ended March 31, 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating expenses would have increased 16.6% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Cost of Revenues

Cost of revenues consists of costs related to the production and servicing of our products and services and primarily includes related information technology costs, including data center, platform and infrastructure costs; costs to acquire, produce and maintain market data information; costs of research to support and maintain existing products; costs of product management teams; costs of client service and consultant teams to support customer needs; as well as other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs. Cost of revenues increased 15.5% to $82.3 million for the three months ended March 31, 2019 compared to $71.3 million for the three months ended March 31, 2018, reflecting increases across the Index and the All Other reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to $7.0 million of payroll tax expense related to the vesting of the 2016 multi-year MSUs in the current period, and higher incentive compensation, as well as increases in non-compensation costs, including professional fees.

Selling and Marketing

Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations. Selling and marketing expenses increased 20.8% to $56.0 million for the three months ended March 31, 2019 compared to $46.4 million for the three months ended March 31, 2018, reflecting increases across all three reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to $4.5 million of payroll tax expense related to the vesting of 2016 multi-year MSUs in the current period, higher severance and incentive compensation costs, as well as increases in non-compensation costs, including recruiting costs.

Research and Development

R&D expenses consist of the costs to develop new or enhance existing products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support associated with these efforts. R&D expenses increased 11.9% to $23.2 million for the three months ended March 31, 2019 compared to $20.7 million for the three months ended March 31, 2018, reflecting higher investments across all three reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to $0.3 million of payroll tax expense related to the vesting of the 2016 multi-year MSUs in the current period, and higher incentive compensation, as well as increases in non-compensation costs, including professional fees and information technology costs.

General and Administrative

G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service. G&A expenses increased 5.0% to $27.5 million for the three months ended March 31, 2019 compared to $26.2 million for the three months ended March 31, 2018. The change was driven by increases in compensation and benefits costs, primarily relating to $3.5 million of payroll tax expense related to the vesting of the 2016 multi-year MSUs in the current period, higher wages and salaries, offset, in part, by lower incentive compensation. Partially offsetting the increase in compensation and benefits costs was lower non-compensation costs, including non-income taxes and professional fees.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$142,173	$118,497	$23,676	20.0%
Non-compensation expenses	46,890	46,110	780	1.7%
Amortization of intangible assets	11,793	11,338	455	4.0%
Depreciation and amortization of property, equipment and leasehold improvements	7,850	8,205	(355)	(4.3%)
Total operating expenses	$208,706	$184,150	$24,556	13.3%

Compensation and benefits costs are our most significant expense and typically represent more than 60% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 3,179 and 3,059 employees as of March 31, 2019 and 2018, respectively, reflecting a 3.9% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of March 31, 2019, 62.0% of our employees were located in emerging market centers compared to 59.5% as of March 31, 2018.

Compensation and benefits costs increased 20.0% to $142.2 million for the three months ended March 31, 2019 compared to $118.5 million for the three months ended March 31, 2018, primarily driven by $15.4 million of payroll tax expense related to the vesting of the 2016 multi-year MSUs in the current period and higher incentive compensation and severance costs.

Non-compensation expenses increased 1.7% to $46.9 million for the three months ended March 31, 2019 compared to $46.1 million for the three months ended March 31, 2018, primarily driven by higher costs relating to professional fees, recruiting costs, occupancy and information technology costs, partially offset by lower non-income taxes.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and internal capitalized software projects recognized over their estimated useful lives. Amortization of intangible assets expense increased 4.0% to $11.8 million for the three months ended March 31, 2019 compared to $11.3 million for the three months ended March 31, 2018, primarily reflecting higher amortization of internal use software, partially offset by the absence of amortization following the write-off of the IPD tradename used by the Real Estate segment during the three months ended June 30, 2018 and the Investor Force Holdings, Inc. (“InvestorForce”) divestiture, which occurred in October 2018.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of furniture and fixtures, computer and related equipment and leasehold improvements over the estimated useful life of the assets. Depreciation and amortization of property, equipment and leasehold improvements decreased 4.3% to $7.9 million for the three months ended March 31, 2019 compared to $8.2 million for the three months ended March 31, 2018. The decrease was primarily the result of certain storage and data center assets becoming fully depreciated.

Other Expense (Income), Net

Other expense (income), net increased 24.0% to $34.4 million for the three months ended March 31, 2019 compared to $27.7 million for the three months ended March 31, 2018. The increase was primarily driven by higher interest expense associated with higher outstanding debt and higher foreign currency exchange losses, partially offset by higher interest income associated with higher yields.

Income Taxes

The Company’s provision for income taxes was a benefit of $49.9 million and an expense of $24.3 million for the three months ended March 31, 2019 and 2018, respectively. These amounts reflect effective tax rates of negative 38.9% and 17.5% for the three months ended March 31, 2019 and 2018, respectively.

The effective tax rate of negative 38.9% for the three months ended March 31, 2019 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $77.8 million. For the three months ended March 31, 2019, these discrete items primarily related to $66.6 million of excess tax benefits recognized upon vesting during the period of the 2016 multi-year MSUs and $9.8 million of excess tax benefits on other share-based compensation recognized during the period.

The effective tax rate of 17.5% for the three months ended March 31, 2018 reflected the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $7.9 million. For the three months ended March 31, 2018, these discrete items primarily related to $7.5 million of excess tax benefits on share-based compensation recognized during the period and to $1.6 million of net adjustment benefit relating to the adjustment resulting from the Company’s provisional accounting for the effects of Tax Reform.

Net Income

As a result of the factors described above, net income for the three months ended March 31, 2019 increased 54.8% to $178.2 million compared to $115.1 million for the three months ended March 31, 2018.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended March 31, 2019 decreased by 6.5% and 7.5%, respectively, compared to the three months ended March 31, 2018. The decreases primarily reflect the impact of share repurchases made pursuant to the 2016 and 2018 Repurchase Programs and the vesting of the restricted stock units that were included in the dilutive share count in the prior year.

Adjusted EBITDA

“Adjusted EBITDA,” a measure used by management to assess operating performance, is defined as net income before (1) provision for income taxes, (2) other expense (income), net, (3) depreciation and amortization of property, equipment and leasehold improvements, (4) amortization of intangible assets and, at times, (5) certain other transactions or adjustments, including the impact related to the vesting of the 2016 multi-year MSUs.

“Adjusted EBITDA expenses,” a measure used by management to assess operating performance, is defined as operating expenses less depreciation and amortization of property, equipment and leasehold improvements and amortization of intangible assets and, at times, certain other transactions or adjustments, including the impact related to the vesting of the 2016 multi-year MSUs.

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

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues	$371,381	$351,316	$20,065	5.7%
Adjusted EBITDA expenses	173,674	164,607	9,067	5.5%
Adjusted EBITDA	$197,707	$186,709	$10,998	5.9%
Adjusted EBITDA margin %	53.2%	53.1%
Operating margin %	43.8%	47.6%

Adjusted EBITDA increased 5.9% to $197.7 million for the three months ended March 31, 2019 compared to $186.7 million for the three months ended March 31, 2018. Adjusted EBITDA margin increased to 53.2% for the three months ended March 31, 2019 compared to 53.1% for the three months ended March 31, 2018. The improvement in margin reflects a higher rate of growth in operating revenues, primarily attributable to strong operating results within the Index segment, as compared to the rate of growth of Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Index Adjusted EBITDA	$152,211	$145,930
Analytics Adjusted EBITDA	36,398	33,593
All Other Adjusted EBITDA	9,098	7,186
Consolidated Adjusted EBITDA	197,707	186,709
2016 multi-year MSUs grant payroll tax expense	15,389	—
Amortization of intangible assets	11,793	11,338
Depreciation and amortization of property, equipment and leasehold improvements	7,850	8,205
Operating income	162,675	167,166
Other expense (income), net	34,383	27,728
Provision for income taxes	(49,900)	24,346
Net income	$178,192	$115,092

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Index Adjusted EBITDA expenses	$62,562	$55,984
Analytics Adjusted EBITDA expenses	85,037	85,394
All Other Adjusted EBITDA expenses	26,075	23,229
Consolidated Adjusted EBITDA expenses	173,674	164,607
2016 multi-year MSUs grant payroll tax expense	15,389	—
Amortization of intangible assets	11,793	11,338
Depreciation and amortization of property, equipment and leasehold improvements	7,850	8,205
Total operating expenses	$208,706	$184,150

The discussion of the segment results for the three months ended March 31, 2019 and 2018 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$127,674	$113,205	$14,469	12.8%
Asset-based fees	81,808	85,483	(3,675)	(4.3%)
Non-recurring	5,291	3,226	2,065	64.0%
Operating revenues total	214,773	201,914	12,859	6.4%
Adjusted EBITDA expenses	62,562	55,984	6,578	11.7%
Adjusted EBITDA	$152,211	$145,930	$6,281	4.3%
Adjusted EBITDA margin %	70.9%	72.3%

Revenues related to Index products increased 6.4% to $214.8 million for the three months ended March 31, 2019 compared to $201.9 million for the three months ended March 31, 2018.

Recurring subscriptions were up 12.8% to $127.7 million for the three months ended March 31, 2019 compared to $113.2 million for the three months ended March 31, 2018. The increase was driven by strong growth in core products, factor and ESG index products and custom and specialized index products. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

Revenues from asset-based fees decreased 4.3% to $81.8 million for the three months ended March 31, 2019 compared to $85.5 million for the three months ended March 31, 2018. The decrease in asset-based fees was driven by a decline across all types of index-linked investment products, including a $3.2 million, or 5.5%, decrease in revenue from ETFs linked to MSCI indexes. This decline was driven by a 1.7% decrease in average AUM, as well as by the impact of a change in product mix. In addition, the decrease in asset-based fees was also driven by a decline in revenues from non-ETF passive products and exchange traded futures and options contracts based on MSCI indexes. The decrease in revenues from futures and options contracts reflected lower net fees charged by certain exchanges, which more than offset an increase in total trading volumes. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

Non-recurring revenues were $5.3 million and $3.2 million for the three months ended March 31, 2019 and 2018, respectively.

Index segment Adjusted EBITDA expenses increased 11.7% to $62.6 million for the three months ended March 31, 2019 compared to $56.0 million for the three months ended March 31, 2018, reflecting higher expenses across the Cost of Revenues and Selling and Marketing expense activity categories to fund current and future revenue growth. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 15.7% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$120,110	$118,244	$1,866	1.6%
Non-recurring	1,325	743	582	78.3%
Operating revenues total	121,435	118,987	2,448	2.1%
Adjusted EBITDA expenses	85,037	85,394	(357)	(0.4%)
Adjusted EBITDA	$36,398	$33,593	$2,805	8.3%
Adjusted EBITDA margin %	30.0%	28.2%

Analytics segment revenues increased 2.1% to $121.4 million for the three months ended March 31, 2019 compared to $119.0 million for the three months ended March 31, 2018, primarily driven by growth in both Multi-Asset Class and Equity Analytics products and the timing of client implementations, partially offset by declines in Energy and Commodity Analytics products, resulting from the Financial Engineering Associates, Inc. (“FEA”) divestiture, which occurred in April 2018, and declines from the divestiture of InvestorForce, which occurred in October 2018. The impact of foreign currency exchange rate fluctuations on Analytics segment revenues was negligible. Adjusting for foreign currency exchange rate fluctuations and excluding the impact of the divestitures of InvestorForce and FEA, Analytics segment revenues would have increased 9.2% for the three months ended March 31, 2019.

Analytics segment Adjusted EBITDA expenses decreased 0.4% to $85.0 million for the three months ended March 31, 2019 compared to $85.4 million for the three months ended March 31, 2018, primarily driven by lower expenses across the Cost of Revenues and G&A expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 2.4% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$34,580	$29,367	$5,213	17.8%
Non-recurring	593	1,048	(455)	(43.4%)
Operating revenues total	35,173	30,415	4,758	15.6%
Adjusted EBITDA expenses	26,075	23,229	2,846	12.3%
Adjusted EBITDA	$9,098	$7,186	$1,912	26.6%
Adjusted EBITDA margin %	25.9%	23.6%

All Other segment revenues increased 15.6% to $35.2 million for the three months ended March 31, 2019 compared to $30.4 million for the three months ended March 31, 2018. The increase in All Other revenues was driven by a $5.1 million, or 31.0%, increase in ESG revenues to $21.6 million, partially offset by a $0.3 million, or 2.5%, decrease in Real Estate revenues to $13.6 million. The increase in ESG revenues was driven by strong growth in ESG Ratings product and ESG Screening product revenues. The decrease in Real Estate revenues was primarily driven by the impact of unfavorable foreign currency exchange rate fluctuations. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other operating revenues would have increased 20.9%, ESG revenues would have increased 34.3% and Real Estate revenues would have increased 5.0% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

All Other segment Adjusted EBITDA expenses increased 12.3% to $26.1 million for the three months ended March 31, 2019 compared to $23.2 million for the three months ended March 31, 2018, driven by higher expenses attributable to both ESG and Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 17.2% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign currency exchange rates; and
•	the impact of acquisitions and divestitures.

The following table presents the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
	March 31,	March 31,	December 31,	Year-Over-Year	Sequential
	2019	2018	2018	Comparison	Comparison
	(in thousands)
Index:
Recurring subscriptions	$515,667	$462,097	$502,665	11.6%	2.6%
Asset-based fees	335,261	332,240	311,908	0.9%	7.5%
Index total	850,928	794,337	814,573	7.1%	4.5%

Analytics	496,183	494,779	491,861	0.3%	0.9%

All Other	130,979	114,015	124,886	14.9%	4.9%

Total Run Rate	$1,478,090	$1,403,131	$1,431,320	5.3%	3.3%

Recurring subscriptions total	$1,142,829	$1,070,891	$1,119,412	6.7%	2.1%
Asset-based fees	335,261	332,240	311,908	0.9%	7.5%
Total Run Rate	$1,478,090	$1,403,131	$1,431,320	5.3%	3.3%

Total Run Rate grew 5.3% to $1,478.1 million at March 31, 2019 compared to $1,403.1 million at March 31, 2018. Recurring subscriptions Run Rate grew 6.7% to $1,142.8 million at March 31, 2019 compared to $1,070.9 million at March 31, 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 7.8% at March 31, 2019.

Run Rate from asset-based fees increased 0.9% to $335.3 million at March 31, 2019 from $332.2 million at March 31, 2018, primarily driven by higher AUM in ETFs linked to MSCI indexes as well as higher average basis point fees from non-ETF passive funds also linked to MSCI indexes and higher volume in futures and options. As of March 31, 2019, the value of AUM in ETFs linked to MSCI indexes was $802.2 billion, up $37.3 billion, or 4.9%, from $764.9 billion as of March 31, 2018. The increase of $37.3 billion consisted of net inflows of $57.5 billion, partially offset by market depreciation of $20.2 billion. Partially offsetting the impact of the increase in AUM in ETFs linked to MSCI indexes was a change in product mix, which was the primary driver of a decline in average basis point fees to 2.88 at March 31, 2019 from 3.02 a year ago.

Index recurring subscriptions Run Rate grew 11.6% to $515.7 million at March 31, 2019 compared to $462.1 million at March 31, 2018, driven by strong growth in core developed and emerging market modules, factor and ESG, and custom and specialized index products and strong growth across our asset management, banking, asset owners and wealth management client segments.

Run Rate from Analytics products increased 0.3% to $496.2 million at March 31, 2019 compared to $494.8 million at March 31, 2018, primarily driven by strong growth in both Multi-Asset Class and Equity Analytics products, partially offset by the removal of Run Rate associated with FEA, which was divested in April 2018, and InvestorForce, which was divested in October 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 1.5% at March 31, 2019.

Run Rate from All Other products increased 14.9% to $131.0 million at March 31, 2019 compared to $114.0 million at March 31, 2018. The $17.0 million increase was primarily driven by a $15.1 million, or 22.0%, increase in ESG Run Rate to $84.0 million, and a $1.8 million, or 4.1%, increase in Real Estate Run Rate to $46.9 million. The increase in ESG Run Rate was primarily driven by strong growth in ESG Ratings products and ESG Screening products. The increase in Real Estate Run Rate was primarily driven by growth in Global Intel products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG Run Rate would have increased 25.0% and All Other Run Rate would have increased 19.3%, while Real Estate Run Rate would have increased 10.6% at March 31, 2019 compared to March 31, 2018.

Subscription Sales

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended
	March 31,	March 31,	December 31,	Year-Over-Year	Sequential
	2019	2018	2018	Comparison	Comparison
	(in thousands)
New recurring subscription sales
Index	$17,329	$15,195	$21,013	14.0%	(17.5%)
Analytics	12,751	11,356	19,438	12.3%	(34.4%)
All Other	7,215	5,468	7,596	31.9%	(5.0%)
New recurring subscription sales total	37,295	32,019	48,047	16.5%	(22.4%)

Subscription cancellations
Index	(4,366)	(4,115)	(7,699)	6.1%	(43.3%)
Analytics	(7,764)	(8,578)	(8,524)	(9.5%)	(8.9%)
All Other	(1,275)	(1,531)	(1,959)	(16.7%)	(34.9%)
Subscription cancellations total	(13,405)	(14,224)	(18,182)	(5.8%)	(26.3%)

Net new recurring subscription sales
Index	12,963	11,080	13,314	17.0%	(2.6%)
Analytics	4,987	2,778	10,914	79.5%	(54.3%)
All Other	5,940	3,937	5,637	50.9%	5.4%
Net new recurring subscription sales total	23,890	17,795	29,865	34.3%	(20.0%)

Non-recurring sales
Index	5,081	3,459	6,845	46.9%	(25.8%)
Analytics	2,577	1,346	3,249	91.5%	(20.7%)
All Other	454	694	1,194	(34.6%)	(62.0%)
Non-recurring sales total	8,112	5,499	11,288	47.5%	(28.1%)

Gross sales(1)
Index	$22,410	$18,654	$27,858	20.1%	(19.6%)
Analytics	15,328	12,702	22,687	20.7%	(32.4%)
All Other	7,669	6,162	8,790	24.5%	(12.8%)
Total gross sales	$45,407	$37,518	$59,335	21.0%	(23.5%)

Net sales
Index	$18,044	$14,539	$20,159	24.1%	(10.5%)
Analytics	7,564	4,124	14,163	83.4%	(46.6%)
All Other	6,394	4,631	6,831	38.1%	(6.4%)
Total net sales	$32,002	$23,294	$41,153	37.4%	(22.2%)

(1) Total gross sales equal new recurring subscription sales plus non-recurring sales.

Retention Rate

The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Index	96.5%	96.4%
Analytics	93.7%	93.0%
All Other	95.9%	94.4%

Total	95.2%	94.6%

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

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K and also in Note 2, “Recent Accounting Standards Updates,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. There have been no significant changes in our accounting policies or critical accounting estimates since the end of the fiscal year ended December 31, 2018 other than those described in Note 2, “Recent Accounting Standards Updates,” and Note 8, “Leases,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of March 31, 2019, our Consolidated Leverage Ratio was 3.08:1.00 and our Consolidated Interest Coverage Ratio was 6.69:1.00. There have been no amounts drawn under the Revolving Credit Facility since its November 20, 2014 inception.

Our non-guarantor subsidiaries under the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $810.6 million, or 55.7%, of our total revenue for the trailing 12 months ended March 31, 2019, approximately $219.3 million, or 32.1%, of our consolidated operating income for the trailing 12 months ended March 31, 2019, and approximately $782.1 million, or 23.7%, of our consolidated total assets (excluding intercompany assets) and $481.5 million, or 13.3%, of our consolidated total liabilities, in each case as of March 31, 2019.

Share Repurchases

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Three Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
March 31, 2019	$147.97	690	$102,081
March 31, 2018	$138.86	492	$68,345

As of March 31, 2019, there was $706.1 million of available authorization remaining under the 2018 Repurchase Program.

Cash Dividend

On May 1, 2019, the Board of Directors declared a cash dividend of $0.58 per share for second quarter 2019. The second quarter 2019 dividend is payable on May 31, 2019 to shareholders of record as of the close of trading on May 17, 2019.

Cash Flows

	As of
	March 31,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$642,781	$904,176

Cash and cash equivalents were $642.8 million and $904.2 million as of March 31, 2019 and December 31, 2018, respectively. We seek to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes. As of March 31, 2019 and December 31, 2018, $278.3 million and $275.6 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. As a result of Tax Reform, we can now more efficiently access a significant portion of our cash held outside of the U.S. in the short-term without being subject to U.S. income taxes. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. The global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purpose or other needs, including acquisitions or expansion of our products.

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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$87,875	$88,597
Net cash used in investing activities	(8,136)	(5,872)
Net cash used in financing activities	(341,635)	(126,058)
Effect of exchange rate changes	501	3,659
Net decrease in cash	$(261,395)	$(39,674)

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $87.9 million and $88.6 million for the three months ended March 31, 2019 and 2018, respectively. The year-over-year decrease was primarily driven by higher payments of cash expenses and higher income tax payments, partially offset by higher cash collections.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $8.1 million and $5.9 million for the three months ended March 31, 2019 and 2018, respectively, primarily reflecting higher capitalized expenditures and software development costs.

Cash Flows From Financing Activities

Cash used in financing activities was $341.6 million for the three months ended March 31, 2019 compared to cash used in financing activities of $126.1 million for the three months ended March 31, 2018. The year-over-year increase was primarily driven by increased share purchases and higher dividend payments.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the three months ended March 31, 2019 and 2018, 13.7% and 13.2%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 13.7% of non-U.S. dollar exposure for the three months ended March 31, 2019, 40.0% was in Euros, 27.2% was in Japanese yen and 20.2% was in British pounds sterling. Of the 13.2% of non-U.S. dollar exposure for the three months ended March 31, 2018, 39.5% was in Euros, 27.4% was in Japanese yen and 17.7% was in British pounds sterling.

Revenues from index-linked investment products represented 22.0% and 24.3% of operating revenues for the three months ended March 31, 2019 and 2018, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 41.8% and 40.6% of our operating expenses for the three months ended March 31, 2019 and 2018, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Euros, Swiss francs, Hong Kong dollars and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $3.0 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of March 31, 2019, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the three month periods ended March 31, 2019 and 2018 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

There have been no material changes since December 31, 2018 to the significant risk factors and uncertainties known to the Company that, if they were to materialize or occur, would, individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended March 31, 2019.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1
(January 1, 2019-January 31, 2019)	687,749	$147.91	685,227	$706,826,000

Month #2
(February 1, 2019-February 28, 2019)	1,045,444	$174.64	4,664	$706,072,000

Month #3
(March 1, 2019-March 31, 2019)	884	$190.11	—	$706,072,000

Total	1,734,077	$164.04	689,891	$706,072,000

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

(2)	See Note 9, “Shareholders’ Equity (Deficit)” of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding our stock repurchase programs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index is presented below.

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED MARCH 31, 2019

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

*	10.1	Offer Letter, executed May 15, 2018, between MSCI Inc. and Jigar Thakkar
*	10.2	Offer Letter, executed May 16, 2012, between MSCI Inc. and Andrew C. Wiechmann
*	10.3	MSCI Inc. Executive Committee Stock Ownership Guidelines (as amended)
*†	10.4	Form of 2018 Award Agreement for Restricted Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan
*†	10.5	Special Restricted Stock Unit Award Agreement Under the MSCI Inc. 2016 Omnibus Incentive Plan
*†	10.6	Form of Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan
†	10.7

Form of 2019 Special Award Agreement for Restricted Stock Units Under the MSCI Inc. 2016 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on April 29, 2019 and incorporated by reference herein)

†	10.8

Form of 2019 Special Performance Award Agreement for Performance Stock Units Under the MSCI Inc. 2016 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on April 29, 2019 and incorporated by reference herein)

	10.9

Offer Letter, executed April 17, 2019, between MSCI Inc. and Linda S. Huber (filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on April 29, 2019 and incorporated by reference herein)

	11

Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*	15.1	Letter of awareness from PricewaterhouseCoopers LLP, dated May 3, 2019, concerning unaudited interim financial information

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Interim Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Interim Chief Financial Officer

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2019

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Interim Chief Financial Officer and Treasurer (Principal Financial Officer)