Form 10-Q
period 2019-06-30
MSCI Inc.
filed 2019-08-01
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 26, 2019, there were 84,698,630 shares of the registrant’s common stock, par value $0.01, outstanding.

MSCI INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

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

MSCI Inc.’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer and its Chief Financial Officer. MSCI Inc. will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC on its website. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, MSCI Inc., 7 World Trade Center, 250 Greenwich Street, 49th Floor, New York, NY 10007; (646) 465-7043. The information on MSCI Inc.’s website is not incorporated by reference into this report or any other report filed or furnished by us with the SEC.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or to future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond MSCI’s control and that could materially affect actual results, levels of activity, performance or achievements.

Other factors that could materially affect actual results, levels of activity, performance or achievements can be found in the 2018 Annual Report on Form 10-K filed with the SEC on February 22, 2019 and in quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished with the SEC. If any of these risks or uncertainties materialize, or if MSCI’s underlying assumptions prove to be incorrect, actual results may vary significantly from what MSCI projected. Any forward-looking statement in this report reflects MSCI’s current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to MSCI’s operations, results of operations, growth strategy and liquidity. MSCI assumes no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

MSCI Inc. uses its website, including its second quarter update, blog, podcasts and social media channels, including its corporate Twitter account (@MSCI_Inc) as channels of distribution of company information. The information MSCI Inc. posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following MSCI Inc.’s press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about MSCI Inc. when you enroll your email address by visiting the “Email Alerts Subscription” section of our Investor Relations homepage at http://ir.msci.com/email-alerts. The contents of MSCI Inc.’s website, including its second quarter update, blog, podcasts and social media channels are not, however, incorporated by reference into this report or any other report filed or furnished by us with the SEC.

PART I

Item 1.	Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$771,117	$904,176
Accounts receivable (net of allowances of $797 and $1,027 at June 30, 2019 and December 31, 2018, respectively)	438,313	473,433
Prepaid income taxes	80,828	19,273
Prepaid and other assets	32,824	38,207
Total current assets	1,323,082	1,435,089
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $196,480 and $185,505 at June 30, 2019 and December 31, 2018, respectively)	85,875	90,877
Right of use assets	167,934	—
Goodwill	1,545,724	1,545,761
Intangible assets (net of accumulated amortization of $565,730 and $541,967 at June 30, 2019 and December 31, 2018, respectively)	268,091	280,803
Deferred tax assets	15,877	14,903
Other non-current assets	18,507	20,519
Total assets	$3,425,090	$3,387,952

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,489	$3,892
Income taxes payable	10,710	16,253
Accrued compensation and related benefits	90,439	137,045
Other accrued liabilities	133,400	113,841
Deferred revenue	528,919	537,977
Total current liabilities	766,957	809,008
Long-term debt	2,577,273	2,575,502
Long-term operating lease liabilities	166,391	—
Deferred tax liabilities	77,837	82,008
Other non-current liabilities	68,434	87,928
Total liabilities	3,656,892	3,554,446

Commitments and Contingencies (see Note 7 and Note 9)

Shareholders' equity (deficit):
Preferred stock (par value $0.01, 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 132,291,958 and 130,029,926 common shares issued and 84,694,623 and 84,174,138 common shares outstanding at June 30, 2019 and December 31, 2018, respectively)	1,323	1,300
Treasury shares, at cost (47,597,335 and 45,855,788 common shares held at June 30, 2019 and December 31, 2018, respectively)	(3,558,845)	(3,272,774)
Additional paid in capital	1,327,598	1,306,428
Retained earnings	2,055,881	1,856,951
Accumulated other comprehensive loss	(57,759)	(58,399)
Total shareholders' equity (deficit)	(231,802)	(166,494)
Total liabilities and shareholders' equity (deficit)	$3,425,090	$3,387,952

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)
Operating revenues	$385,558	$363,046	$756,939	$714,362

Operating expenses:
Cost of revenues	71,975	71,368	154,321	142,672
Selling and marketing	51,657	47,416	107,705	93,825
Research and development	23,752	19,801	46,924	40,508
General and administrative	26,378	24,036	53,875	50,223
Amortization of intangible assets	12,013	19,537	23,806	30,875
Depreciation and amortization of property, equipment and leasehold improvements	7,405	7,377	15,255	15,582
Total operating expenses	193,180	189,535	401,886	373,685

Operating income	192,378	173,511	355,053	340,677

Interest income	(3,345)	(4,281)	(7,431)	(7,051)
Interest expense	35,915	31,761	71,830	61,321
Other expense (income)	63	(10,292)	2,617	(9,354)

Other expense (income), net	32,633	17,188	67,016	44,916

Income before provision for income taxes	159,745	156,323	288,037	295,761
Provision for income taxes	34,055	39,494	(15,845)	63,840
Net income	$125,690	$116,829	$303,882	$231,921

Earnings per basic common share	$1.48	$1.31	$3.60	$2.59

Earnings per diluted common share	$1.47	$1.28	$3.55	$2.52

Weighted average shares outstanding used in computing earnings per share
Basic	84,750	89,112	84,503	89,591
Diluted	85,393	91,586	85,522	92,084

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)
Net income	$125,690	$116,829	$303,882	$231,921
Other comprehensive (loss) income:
Foreign currency translation adjustments	(853)	(12,484)	680	(8,522)
Income tax effect	308	—	(39)	—
Foreign currency translation adjustments, net	(545)	(12,484)	641	(8,522)

Pension and other post-retirement adjustments	(51)	194	(31)	94
Income tax effect	39	(72)	30	(45)
Pension and other post-retirement adjustments, net	(12)	122	(1)	49

Net investment hedge adjustments	—	1,814	—	1,937
Income tax effect	—	—	—	—
Net investment hedge adjustments, net	—	1,814	—	1,937
Other comprehensive (loss) income, net of tax	(557)	(10,548)	640	(6,536)
Comprehensive income	$125,133	$106,281	$304,522	$225,385

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

					Accumulated
			Additional		Other
	Common	Treasury	Paid in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(unaudited)
Balance at December 31, 2018	$1,300	$(3,272,774)	$1,306,428	$1,856,951	$(58,399)	$(166,494)
Net income				178,192		178,192
Dividends declared ($0.58 per common share)				(55,339)		(55,339)
Dividends paid in shares			93			93
Other comprehensive income (loss), net of tax					1,197	1,197
Common stock issued	23					23
Shares withheld for tax withholding and exercises		(182,385)				(182,385)
Compensation payable in common stock and options			9,590			9,590
Common stock repurchased and held in treasury		(102,081)				(102,081)
Common stock issued to directors and held in treasury		(30)				(30)
Exercise of stock options			726			726

Balance at March 31, 2019	$1,323	$(3,557,270)	$1,316,837	$1,979,804	$(57,202)	$(316,508)
Net income				125,690		125,690
Dividends declared ($0.58 per common share)				(49,613)		(49,613)
Dividends paid in shares			30			30
Other comprehensive income (loss), net of tax					(557)	(557)
Common stock issued						—
Shares withheld for tax withholding and exercises		(742)				(742)
Compensation payable in common stock and options			10,566			10,566
Common stock repurchased and held in treasury						—
Common stock issued to directors and held in treasury		(833)				(833)
Exercise of stock options			165			165
Balance at June 30, 2019	$1,323	$(3,558,845)	$1,327,598	$2,055,881	$(57,759)	$(231,802)

Balance at December 31, 2017	$1,295	$(2,321,989)	$1,264,849	$1,505,204	$(48,347)	$401,012
Net income				115,092		115,092
ASC 606 Retained Earnings Adjustment				16,135		16,135
Dividends declared ($0.38 per common share)				(34,848)		(34,848)
Dividends paid in shares			35			35
Other comprehensive income (loss), net of tax					4,012	4,012
Common stock issued	5					5
Shares withheld for tax withholding and exercises		(22,932)				(22,932)
Compensation payable in common stock and options			11,123			11,123
Common stock repurchased and held in treasury		(68,345)				(68,345)
Common stock issued to directors and held in treasury		(17)				(17)
Exercise of stock options			102			102

Balance at March 31, 2018	$1,300	$(2,413,283)	$1,276,109	$1,601,583	$(44,335)	$421,374
Net income				116,829		116,829
ASC 606 Retained Earnings Adjustment						—
Dividends declared ($0.38 per common share)				(34,254)		(34,254)
Dividends paid in shares			19			19
Other comprehensive income (loss), net of tax					(10,548)	(10,548)
Common stock issued						—
Shares withheld for tax withholding and exercises		(481)				(481)
Compensation payable in common stock and options			9,229			9,229
Common stock repurchased and held in treasury		(154,898)				(154,898)
Common stock issued to directors and held in treasury		(866)				(866)
Exercise of stock options			18			18
Balance at June 30, 2018	$1,300	$(2,569,528)	$1,285,375	$1,684,158	$(54,883)	$346,422

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
	(unaudited)
Cash flows from operating activities
Net income	$303,882	$231,921
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	23,806	30,875
Stock-based compensation expense	19,968	18,072
Depreciation and amortization of property, equipment and leasehold improvements	15,255	15,582
Non-cash operating lease expense	11,203	—
Amortization of debt origination fees	1,970	1,744
Deferred taxes	(5,309)	(4,280)
Gain on divestitures, net of costs	—	(12,045)
Other non-cash adjustments	(26)	196
Changes in assets and liabilities:
Accounts receivable	35,614	(71,551)
Prepaid income taxes	(62,555)	(8,450)
Prepaid and other assets	3,375	3,186
Accounts payable	(413)	(365)
Accrued compensation and related benefits	(47,588)	(52,093)
Income taxes payable	(5,555)	2,550
Other accrued liabilities	(1,496)	17,743
Deferred revenue	(9,420)	126,167
Long-term operating lease liabilities	(9,139)	—
Other	3,773	(3,490)
Net cash provided by operating activities	277,345	295,762

Cash flows from investing activities
Capital expenditures	(9,434)	(4,479)
Capitalized software development costs	(11,103)	(8,598)
Proceeds from divestitures	—	21,000
Proceeds from the sale of capital equipment	10	10
Net cash (used in) provided by investing activities	(20,527)	7,933

Cash flows from financing activities
Proceeds from exercise of stock options	891	119
Repurchase of treasury shares	(285,209)	(246,700)
Proceeds from borrowings	—	500,000
Payment of debt issuance costs	—	(6,262)
Payment of dividends	(107,231)	(68,799)
Net cash (used in) provided by financing activities	(391,549)	178,358

Effect of exchange rate changes	1,672	(3,959)

Net (decrease) increase in cash	(133,059)	478,094
Cash and cash equivalent, beginning of period	904,176	889,502

Cash and cash equivalent, end of period	$771,117	$1,367,596

Supplemental disclosure of cash flow information:
Cash paid for interest	$69,859	$56,372
Cash paid for income taxes	$55,742	$73,495

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements accrued, but not yet paid	$3,638	$2,979

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$485	$708

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI and its subsidiaries and include all adjustments of a normal, recurring nature necessary to state fairly the financial condition as of June 30, 2019 and December 31, 2018, the results of operations, comprehensive income and shareholders’ equity (deficit) for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. The unaudited condensed consolidated statement of financial condition and related financial statement information as of December 31, 2018 have been derived from the 2018 audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended  December 31, 2018.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Concentrations

For the six months ended June 30, 2019 and 2018, BlackRock, Inc. accounted for 11.6% and 12.6% of the Company’s consolidated operating revenues, respectively. For the six months ended June 30, 2019 and 2018, BlackRock, Inc. accounted for 19.4% and 21.3% of the Index segment operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within the Analytics and All Other segments for the six months ended June 30, 2019 and 2018.

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

The tables that follow present the disaggregated revenues for the periods indicated (in thousands):

	For the Three Months ended June 30, 2019
	Segments
	Index	Analytics	All Other	Total
Product Types
Recurring subscriptions	$132,145	$121,699	$35,305	$289,149
Asset-based fees	87,733	—	—	87,733
Non-recurring	5,672	1,982	1,022	8,676
Total	$225,550	$123,681	$36,327	$385,558

	For the Six Months ended June 30, 2019
	Segments
	Index	Analytics	All Other	Total
Product Types
Recurring subscriptions	$259,819	$241,809	$69,885	$571,513
Asset-based fees	169,541	—	—	169,541
Non-recurring	10,963	3,307	1,615	15,885
Total	$440,323	$245,116	$71,500	$756,939

	For the Three Months ended June 30, 2018
	Segments
	Index	Analytics	All Other	Total
Product Types
Recurring subscriptions	$119,626	$117,528	$29,584	$266,738
Asset-based fees	87,636	—	—	87,636
Non-recurring	5,672	1,591	1,409	8,672
Total	$212,934	$119,119	$30,993	$363,046

	For the Six Months ended June 30, 2018
	Segments
	Index	Analytics	All Other	Total
Product Types
Recurring subscriptions	$232,831	$235,772	$58,951	$527,554
Asset-based fees	173,119	—	—	173,119
Non-recurring	8,898	2,334	2,457	13,689
Total	$414,848	$238,106	$61,408	$714,362

The table that follows presents the change in accounts receivable and in deferred revenue between the dates indicated (in thousands):

	Accounts receivable	Deferred revenue
Opening (12/31/2018)	$473,433	$537,977
Closing (06/30/2019)	438,313	528,919
Increase/(decrease)	$(35,120)	$(9,058)

The amount of revenue recognized in the period that was included in the opening current deferred revenue, which reflects contract liability amounts, was $367.2 million. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in the amortization of deferred revenue to operating revenues, partially offset by an increase in billings. MSCI had an insignificant long-term deferred revenue balance as of June 30, 2019 reflected as a part of “Other non-current liabilities” on its Unaudited Condensed Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
June 30,
2019
(in thousands)
First 12-month period	$304,865
Second 12-month period	178,376
Third 12-month period	61,916
Periods thereafter	31,821
Total	$576,978

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(in thousands, except per share data)
Net income	$125,690	$116,829	$303,882	$231,921

Basic weighted average common shares outstanding	84,750	89,112	84,503	89,591
Effect of dilutive securities:
Stock options and restricted stock units	643	2,474	1,019	2,493
Diluted weighted average common shares outstanding	85,393	91,586	85,522	92,084

Earnings per basic common share	$1.48	$1.31	$3.60	$2.59

Earnings per diluted common share	$1.47	$1.28	$3.55	$2.52

5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consisted of the following as of the specified dates:

	As of
	June 30,	December 31,
	2019	2018
	(in thousands)
Computer & related equipment	$208,636	$200,414
Furniture & fixtures	11,936	12,033
Leasehold improvements	52,778	53,429
Work-in-process	9,005	10,506
Subtotal	282,355	276,382
Accumulated depreciation and amortization	(196,480)	(185,505)
Property, equipment and leasehold improvements, net	$85,875	$90,877

Depreciation and amortization expense of property, equipment and leasehold improvements was $7.4 million and $7.4 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $15.3 million and $15.6 million for the six months ended June 30, 2019 and 2018, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	All Other	Total
Goodwill at December 31, 2018	$1,203,404	$290,976	$51,381	$1,545,761
Foreign exchange translation adjustment	(23)	—	(14)	(37)
Goodwill at June 30, 2019	$1,203,381	$290,976	$51,367	$1,545,724

Intangible Assets

Amortization expense related to intangible assets for the three months ended June 30, 2019 and 2018 was $12.0 million and $19.5 million, respectively. The amortization expense of acquired intangible assets for the three months ended June 30, 2019 and 2018 was $8.7 million and $17.0 million, respectively. The amortization expense of internally developed capitalized software for the three months ended June 30, 2019 and 2018 was $3.3 million and $2.5 million, respectively.

Amortization expense related to intangible assets for the six months ended June 30, 2019 and 2018 was $23.8 million and $30.9 million, respectively. The amortization expense of acquired intangible assets for the six months ended June 30, 2019 and 2018 was $17.4 million and $26.3 million, respectively. The amortization expense of internally developed capitalized software for the six months ended June 30, 2019 and 2018 was $6.4 million and $4.6 million, respectively.

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets were as follows:

	As of
	June 30,	December 31,
	2019	2018
	(in thousands)
Gross intangible assets:
Customer relationships	$356,700	$356,700
Trademarks/trade names	208,320	208,320
Technology/software	249,798	238,692
Proprietary data	28,627	28,627
Subtotal	843,445	832,339
Foreign exchange translation adjustment	(9,624)	(9,569)
Total gross intangible assets	$833,821	$822,770
Accumulated amortization:
Customer relationships	$(220,769)	$(209,867)
Trademarks/trade names	(128,835)	(123,345)
Technology/software	(205,498)	(198,974)
Proprietary data	(13,091)	(12,197)
Subtotal	(568,193)	(544,383)
Foreign exchange translation adjustment	2,463	2,416
Total accumulated amortization	$(565,730)	$(541,967)
Net intangible assets:
Customer relationships	$135,931	$146,833
Trademarks/trade names	79,485	84,975
Technology/software	44,300	39,718
Proprietary data	15,536	16,430
Subtotal	275,252	287,956
Foreign exchange translation adjustment	(7,161)	(7,153)
Total net intangible assets	$268,091	$280,803

The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2019 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder of 2019	$25,466
2020	49,616
2021	45,565
2022	38,173
2023	33,365
Thereafter	75,906
Total	$268,091

7. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Senior Notes. The Company has issued an aggregate of $2,600.0 million in senior unsecured notes (collectively, the “Senior Notes”) in the four discrete private offerings presented in the following table:

		Principal amount outstanding at	Carrying value at	Carrying value at	Fair Value at	Fair Value at
	Maturity Date	June 30, 2019	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(in thousands)
Long-term debt
5.25% senior unsecured notes due 2024	November 15, 2024	$800,000	$793,641	$793,054	$829,088	$802,576
5.75% senior unsecured notes due 2025	August 15, 2025	800,000	793,539	793,016	840,976	807,088
4.75% senior unsecured notes due 2026	August 1, 2026	500,000	495,251	494,916	519,550	475,520
5.375% senior unsecured notes due 2027	May 15, 2027	500,000	494,842	494,516	534,870	489,745
Total long-term debt		$2,600,000	$2,577,273	$2,575,502	$2,724,484	$2,574,929

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

Revolver. On November 20, 2014, the Company entered into a $200.0 million senior unsecured revolving credit agreement (as amended, the “Revolving Credit Agreement”) with a syndicate of banks. The Revolving Credit Agreement had an initial term of five years with an option to extend for two additional one-year terms. On August 4, 2016, the Company entered into Amendment No. 1 (the “First Amendment”) to the Revolving Credit Agreement. The First Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $220.0 million, (ii) increased the maximum consolidated leverage ratio and (iii) extended the initial term to August 2021 with an option to extend for an additional one-year term. On May 15, 2018, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Revolving Credit Agreement. The Second Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $250.0 million, (ii) extended the term to May 2023 with an option to extend for an additional one-year term and (iii) decreased the applicable rate and applicable fee rate for loans and commitments. At June 30, 2019, the Revolving Credit Agreement was undrawn.

In connection with the closings of the Senior Notes offerings and entry into the Revolving Credit Agreement and the First and Second Amendments, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At June 30, 2019, $24.3 million of the deferred financing fees remain unamortized, $0.4 million of which is included in “Prepaid and other assets,” $1.2 million of which is included in “Other non-current assets” and $22.7 million of which is grouped and presented as part of “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

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

Under ASC Subtopic 842-10, the Company recognized a total of $7.3 million of operating lease expenses for the three months ended June 30, 2019 and $14.5 million of operating lease expenses for the six months ended June 30, 2019. The amounts associated with variable lease costs, short-term lease costs and sublease income were not significant for both the three and six months ended June 30, 2019.

For both the three and six months ended June 30, 2018, the Company followed ASC Subtopic 840-10, “Leases,” which required the recognition of rent expense on a straight-line basis over the lease period. Rent expense for office space, including real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises, for the three and six months ended June 30, 2018 was $6.5 million and $12.8 million, respectively.

Future minimum commitments for the Company’s operating leases accounted for in accordance with ASC Subtopic 842-10 in place as of June 30, 2019, the interest and other relevant line items in the Unaudited Condensed Consolidated Statement of Financial Condition are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2019	$12,870
2020	28,723
2021	26,293
2022	22,645
2023	22,133
After 2023	111,470
Total lease payments	$224,134
Less: Interest	(36,669)
Present value of lease liabilities	$187,465

Other accrued liabilities	$21,074
Long-term operating lease liabilities	$166,391

Future minimum commitments for the Company’s office leases accounted for in accordance with ASC Subtopic 840-10 in place as of December 31, 2018 were as follows:

Years Ending December 31,	Amount
(in thousands)
2019	$25,868
2020	24,619
2021	23,452
2022	21,832
2023	21,818
Thereafter	107,800
Total	$225,389

Lease term and discount rate for the Company’s operating leases in place as of June 30, 2019 are as follows:

As of
June 30,
Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years)	9.96
Weighted-average discount rate	3.50%

Other information for the Company’s operating leases in place for the six months ended June 30, 2019 are as follows:

Six Months Ended
Other Information	June 30,
(in thousands)	2019
Operating cash flows from operating leases	$15,260
Leased assets obtained in exchange for new operating lease liabilities(1)	$200,821

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

On May 1, 2018, the Board of Directors authorized an additional stock repurchase program for the purchase of up to $1.0 billion worth of shares of the Company’s common stock (together with the $523.1 million of authorization then remaining under the 2016 Repurchase Program, the “2018 Repurchase Program”). Share repurchases made pursuant to the 2018 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of June 30, 2019, there was $706.1 million of available authorization remaining under the 2018 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Six Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
June 30, 2019	$147.97	690	$102,081
June 30, 2018	$145.42	1,535	$223,243

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share amounts)	Per Share	Declared	Distributed	(Released)/Deferred
2019
Three Months Ended March 31,	$0.58	$55,339	$57,988	$(2,649)
Three Months Ended June 30,	0.58	49,613	49,365	248

Total	$1.16	$104,952	$107,353	$(2,401)

2018
Three Months Ended March 31,	$0.38	$34,848	$34,900	$(52)
Three Months Ended June 30,	0.38	34,254	33935	319

Total	$0.76	$69,102	$68,835	$267

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased during the six months ended June 30, 2019:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance At December 31, 2018	130,029,926	(45,855,788)	84,174,138
Dividend payable/paid	502	(158)	344
Common stock issued and exercise of stock options	2,234,596	—	2,234,596
Shares withheld for tax withholding and exercises	—	(1,044,186)	(1,044,186)
Shares repurchased under stock repurchase programs	—	(689,891)	(689,891)
Shares issued to directors	—	—	—
Balance At March 31, 2019	132,265,024	(47,590,023)	84,675,001
Dividend payable/paid	136	(136)	—
Common stock issued and exercise of stock options	25,521	—	25,521
Shares withheld for tax withholding and exercises	—	(6,773)	(6,773)
Shares repurchased under stock repurchase programs	—	—	—
Shares issued to directors	1,277	(403)	874
Balance At June 30, 2019	132,291,958	(47,597,335)	84,694,623

10. INCOME TAXES

The Company’s provision for income taxes was a benefit of $15.8 million and an expense of $63.8 million for the six months ended June 30, 2019 and 2018, respectively. These amounts reflect effective tax rates of negative 5.5% and 21.6% for the six months ended June 30, 2019 and 2018, respectively.

The effective tax rate of negative 5.5% for the six months ended June 30, 2019 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $78.6 million. For the six months ended June 30, 2019, these discrete items primarily related to $66.6 million of excess tax benefits recognized upon vesting during the period of certain multi-year restricted stock units that were subject to the achievement of multi-year total shareholder return targets (performance targets subject to market conditions) granted in 2016 (“2016 multi-year MSUs”) and $11.0 million of excess tax benefits on other share-based compensation recognized during the period. In addition, the effective tax rate was impacted by a beneficial geographic mix of earnings.

The effective tax rate of 21.6% for the six months ended June 30, 2018 reflected the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $8.5 million. For the six months ended June 30, 2018 these discrete items primarily related to $8.2 million of excess tax benefits on share-based compensation recognized during the period and $4.1 million related to the release of a valuation allowance previously recorded on capital loss carryforwards. These capital losses were utilized to offset the capital gain realized from the divestiture of Financial Engineering Associates, Inc. (“FEA”). The discrete items also include a $1.6 million net adjustment benefit relating to the adjustment resulting from the Company’s provisional accounting for the effects of the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (“Tax Reform”).

The Company is under examination by the IRS and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as India and states in which the Company has significant operations, such as New York. The tax years currently under examination vary by jurisdiction but include years ranging from 2006 through 2018. As a result of having previously been a member of the Morgan Stanley consolidated group, the Company may have future settlements with Morgan Stanley related to the ultimate disposition of their New York State and New York City examination relating to the tax years 2007 and 2008 and their IRS examination relating to the tax years 2006 through 2008. The Company does not believe it has any material exposure to the New York State and New York City income tax examinations. Additionally, the Company believes it has adequate reserves for any tax issues that may arise out of the IRS examination relating to the tax years 2006 through 2008 and therefore does not believe any related settlement with Morgan Stanley will have a material impact.

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

Operating revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses that are not directly attributable to a particular segment are based upon allocation methodologies, including time estimates, revenue, headcount, sales targets, data center consumption and other relevant usage measures. Due to the integrated structure of MSCI’s business, certain costs incurred by one segment may benefit other segments. A segment may use the content and data produced by another segment without incurring an arm’s-length intersegment charge.

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

The following table presents operating revenue by reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Operating revenues
Index	$225,550	$212,934	$440,323	$414,848
Analytics	123,681	119,119	245,116	238,106
All Other	36,327	30,993	71,500	61,408
Total	$385,558	$363,046	$756,939	$714,362

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Index Adjusted EBITDA	$163,915	$157,516	$316,126	$303,446
Analytics Adjusted EBITDA	39,071	36,327	75,469	69,920
All Other Adjusted EBITDA	8,810	6,582	17,908	13,768
Total operating segment profitability	211,796	200,425	409,503	387,134
2016 multi-year MSUs grant payroll tax expense	—	—	15,389	—
Amortization of intangible assets	12,013	19,537	23,806	30,875
Depreciation and amortization of property, equipment and leasehold improvements	7,405	7,377	15,255	15,582
Operating income	192,378	173,511	355,053	340,677
Other expense (income), net	32,633	17,188	67,016	44,916
Provision for income taxes	34,055	39,494	(15,845)	63,840
Net income	$125,690	$116,829	$303,882	$231,921

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Operating revenues
Americas:
United States	$173,228	$166,020	$339,414	$330,855
Other	16,808	13,528	32,791	28,411
Total Americas	190,036	179,548	372,205	359,266

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	58,921	53,769	114,128	106,702
Other	81,088	76,710	157,723	149,397
Total EMEA	140,009	130,479	271,851	256,099

Asia & Australia:
Japan	16,719	17,187	34,667	32,369
Other	38,794	35,832	78,216	66,628
Total Asia & Australia	55,513	53,019	112,883	98,997

Total	$385,558	$363,046	$756,939	$714,362

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	June 30,	December 31,
	2019	2018
	(in thousands)
Long-lived assets
Americas:
United States	$1,788,392	$1,803,321
Other	6,408	6,560
Total Americas	1,794,800	1,809,881

EMEA:
United Kingdom	79,266	80,039
Other	17,297	19,369
Total EMEA	96,563	99,408

Asia & Australia:
Japan	407	411
Other	7,920	7,741
Total Asia & Australia	8,327	8,152

Total	$1,899,690	$1,917,441

12. SUBSEQUENT EVENTS

On July 30, 2019, the Board of Directors declared a quarterly cash dividend of $0.68 per share for the three months ending September 30, 2019. The third quarter 2019 dividend is payable on August 30, 2019 to shareholders of record as of the close of trading on August 16, 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and its subsidiaries (the “Company”) as of June 30, 2019, and the related condensed consolidated statements of income, of comprehensive income and of shareholders’ equity (deficit) for the three-month and six-month periods ended June 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2018, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity (deficit) and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

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
August 1, 2019

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

Overview

We are a leading provider of critical decision support tools and services — we power investors to make better decisions about their investment portfolios.  Our tools and services help investors better understand the drivers of risk and return and build portfolios to more effectively and efficiently achieve their investment objectives. We are able to do this by leveraging our knowledge of the global investment process and our expertise in research, data and technology in order to deliver actionable solutions1 to our clients. We are dynamic and flexible in the delivery of our content and capabilities, such as our indexes; portfolio construction tools and risk management services; ESG research and ratings; and real estate benchmarks, return analytics services and market insights, much of which can be accessed by our clients through multiple channels and platforms.

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

As of June 30, 2019, we had over 7,000 clients across more than 85 countries. To calculate the number of clients, we use the shipping address of the ultimate customer utilizing the product, which counts affiliates, user locations or business units within a single organization as separate clients. If we aggregate all related clients under their respective parent entity, the number of clients would be over 4,000, as of June 30, 2019. As of June 30, 2019, we had offices in more than 30 cities across more than 20 countries to help serve our diverse client base, with 49.2% of our revenues coming from clients in the Americas, 35.9% in EMEA and 14.9% in Asia and Australia.

Our principal business model is generally to license annual, recurring subscriptions for the majority of our Index, Analytics and ESG products and services for a fee due in advance of the service period. We also license annual recurring subscriptions for the majority of our Real Estate products for a fee which is primarily paid in arrears after the product is delivered, with the exception of the Market Information product for which the fees are generally paid in advance.  Recurring fees may vary based on a number of factors including by product or service, number of users or volume of services. Our recurring client contracts do not have a financing component and the consideration received is typically not variable. A portion of our fees are variable and comes from clients who use our indexes as the basis for index-linked investment products, such as ETFs, passively managed funds and separate accounts. These clients commonly pay us a license fee, typically in arrears, primarily based on the assets under management (“AUM”) in their investment products and these fees are typically variable. We also have variable fees from certain exchanges that use our indexes as the basis for futures and options contracts and pay us in arrears, primarily based on the volume of trades or number of instruments. We also realize one-time fees commonly related to customized reports, historical data sets, certain derivative financial products and certain implementation and consulting services, as well as from particular products and services that are purchased on a non-renewal basis.

[1]	The term “solutions” as used throughout this Quarterly Report on Form 10-Q refers to the usage of our products and services by our clients to help them achieve their objectives.

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

The discussion of our results of operations for the three and six months ended June 30, 2019 and 2018 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The following table presents the results of operations for the periods indicated:

	Three Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$385,558	$363,046	$22,512	6.2%
Operating expenses:
Cost of revenues	71,975	71,368	607	0.9%
Selling and marketing	51,657	47,416	4,241	8.9%
Research and development	23,752	19,801	3,951	20.0%
General and administrative	26,378	24,036	2,342	9.7%
Amortization of intangible assets	12,013	19,537	(7,524)	(38.5%)
Depreciation and amortization of property, equipment and leasehold improvements	7,405	7,377	28	0.4%
Total operating expenses	193,180	189,535	3,645	1.9%
Operating income	192,378	173,511	18,867	10.9%
Other expense (income), net	32,633	17,188	15,445	89.9%
Income before provision for income taxes	159,745	156,323	3,422	2.2%
Provision for income taxes	34,055	39,494	(5,439)	(13.8%)
Net income	$125,690	$116,829	$8,861	7.6%

Earnings per basic common share	$1.48	$1.31	$0.17	13.0%

Earnings per diluted common share	$1.47	$1.28	$0.19	14.8%

Operating margin	49.9%	47.8%

Operating Revenues

Our revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group revenues by major product or reportable segment as follows: Index, Analytics and All Other, which includes the ESG and Real Estate product lines.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$289,149	$266,738	$22,411	8.4%
Asset-based fees	87,733	87,636	97	0.1%
Non-recurring	8,676	8,672	4	0.0%

Total operating revenues	$385,558	$363,046	$22,512	6.2%

Total operating revenues grew 6.2% to $385.6 million for the three months ended June 30, 2019 compared to $363.0 million for the three months ended June 30, 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 6.6% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Revenues from recurring subscriptions increased 8.4% to $289.1 million for the three months ended June 30, 2019 compared to $266.7 million for the three months ended June 30, 2018, primarily driven by growth in Index products, which increased $12.5 million, or 10.5%. Adjusting for the impact of foreign currency exchange rate fluctuations, revenues from recurring subscriptions would have increased 9.0% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Revenues from asset-based fees increased 0.1% to $87.7 million for the three months ended June 30, 2019 compared to $87.6 million for the three months ended June 30, 2018. The increase in revenues from asset-based fees was primarily driven by an increase in revenues from exchange traded futures and options contracts linked to MSCI indexes, partially offset by lower revenues from ETFs linked to MSCI indexes and from non-ETF passive products linked to MSCI indexes. The increase in revenues from futures and options contracts was primarily driven by an increase in total trading volumes. The decrease in revenues from ETFs linked to MSCI indexes was primarily driven by the impact of a change in product mix, partially offset by a 4.5% increase in average AUM. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2018				2019
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
AUM in ETFs linked to MSCI indexes(1), (2), (3)	$764.9	$744.7	$765.5	$695.6	$802.2	$819.3

Sequential Change in Value
Market Appreciation/(Depreciation)	$(11.7)	$(19.4)	$15.6	$(94.7)	$78.3	$14.9
Cash Inflows	32.3	(0.8)	5.2	24.8	28.3	2.2
Total Change	$20.6	$(20.2)	$20.8	$(69.9)	$106.6	$17.1

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average
	2018				2019
(in billions)	March	June	September	December	March	June
AUM in ETFs linked to MSCI indexes(1), (2), (3)	$779.5	$776.5	$755.8	$717.1	$766.0	$811.4

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

(2)         The values for periods prior to April 26, 2019 were based on data from Bloomberg and MSCI, while the values for periods on or after April 26, 2019 were based on data from Refinitiv and MSCI. De minimis amounts of data are reported on a delayed basis.

(3)	The value of AUM in ETFs linked to MSCI indexes is calculated by multiplying the ETF net asset value by the number of shares outstanding.

For the three months ended June 30, 2019, the average value of AUM in ETFs linked to MSCI equity indexes was $811.4 billion, up $34.9 billion, or 4.5%, from $776.5 billion for the three months ended June 30, 2018.

Non-recurring revenues for the three months ended June 30, 2019 of $8.7 million remained consistent compared to the three months ended June 30, 2018.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$132,145	$119,626	$12,519	10.5%
Asset-based fees	87,733	87,636	97	0.1%
Non-recurring	5,672	5,672	—	0.0%
Index total	225,550	212,934	12,616	5.9%

Analytics
Recurring subscriptions	121,699	117,528	4,171	3.5%
Non-recurring	1,982	1,591	391	24.6%
Analytics total	123,681	119,119	4,562	3.8%

All Other
Recurring subscriptions	35,305	29,584	5,721	19.3%
Non-recurring	1,022	1,409	(387)	(27.5%)
All Other total	36,327	30,993	5,334	17.2%
Total operating revenues	$385,558	$363,046	$22,512	6.2%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$71,975	$71,368	$607	0.9%
Selling and marketing	51,657	47,416	4,241	8.9%
Research and development	23,752	19,801	3,951	20.0%
General and administrative	26,378	24,036	2,342	9.7%
Amortization of intangible assets	12,013	19,537	(7,524)	(38.5%)
Depreciation and amortization of property, equipment and leasehold improvements	7,405	7,377	28	0.4%
Total operating expenses	$193,180	$189,535	$3,645	1.9%

Total operating expenses increased 1.9% to $193.2 million for the three months ended June 30, 2019 compared to $189.5 million for the three months ended June 30, 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating expenses would have increased 3.7% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Cost of Revenues

Cost of revenues expenses consist of costs related to the production and servicing of our products and services and primarily includes related information technology costs, including data center, platform and infrastructure costs; costs to acquire, produce and maintain market data information; costs of research to support and maintain existing products; costs of product management teams; costs of client service and consultant teams to support customer needs; as well as other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs. Cost of revenues increased 0.9% to $72.0 million for the three months ended June 30, 2019 compared to $71.4 million for the three months ended June 30, 2018, reflecting increases across the Index and the All Other reportable segments, partially offset by decreases across the Analytics reportable segment. The change was driven by increases in non-compensation costs, including travel and entertainment costs and miscellaneous expenses as well as increases in incentive compensation costs, partially offset by decreases in wages and salaries.

Selling and Marketing

Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations. Selling and marketing expenses increased 8.9% to $51.7 million for the three months ended June 30, 2019 compared to $47.4 million for the three months ended June 30, 2018, reflecting increases across the Analytics and the Index reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and severance costs, as well as increases in non-compensation costs, including marketing costs, miscellaneous expenses and travel and entertainment costs.

Research and Development

R&D expenses consist of the costs to develop new or enhance existing products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support associated with these efforts. R&D expenses increased 20.0% to $23.8 million for the three months ended June 30, 2019 compared to $19.8 million for the three months ended June 30, 2018, reflecting higher investments across all three reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation and benefits, as well as increases in non-compensation costs, including professional fees, information technology and recruiting costs.

General and Administrative

G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service. G&A expenses increased 9.7% to $26.4 million for the three months ended June 30, 2019 compared to $24.0 million for the three months ended June 30, 2018, reflecting increases across all three reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and severance costs, as well as increases in travel and entertainment costs and professional fees, partially offset by decreases in non-income taxes.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$124,314	$116,109	$8,205	7.1%
Non-compensation expenses	49,448	46,512	2,936	6.3%
Amortization of intangible assets	12,013	19,537	(7,524)	(38.5%)
Depreciation and amortization of property, equipment and leasehold improvements	7,405	7,377	28	0.4%
Total operating expenses	$193,180	$189,535	$3,645	1.9%

Compensation and benefits costs are our most significant expense and typically represent more than 60% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 3,266 and 3,062 employees as of June 30, 2019 and 2018, respectively, reflecting a 6.7% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of June 30, 2019, 62.8% of our employees were located in emerging market centers compared to 59.8% as of June 30, 2018.

Compensation and benefits costs increased 7.1% to $124.3 million for the three months ended June 30, 2019 compared to $116.1 million for the three months ended June 30, 2018, primarily driven by higher incentive compensation and benefit costs.

Non-compensation expenses increased 6.3% to $49.4 million for the three months ended June 30, 2019 compared to $46.5 million for the three months ended June 30, 2018, primarily driven by higher travel and entertainment costs, professional fees, information technology costs and miscellaneous expenses, partially offset by lower non-income taxes.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and internal capitalized software projects recognized over their estimated useful lives. Amortization of intangible assets expense decreased 38.5% to $12.0 million for the three months ended June 30, 2019 compared to $19.5 million for the three months ended June 30, 2018, primarily driven by the absence of amortization following the write-off of the IPD tradename used by the Real Estate segment during the three months ended June 30, 2018 and the Investor Force Holdings, Inc. (“InvestorForce”) divestiture, which occurred in October 2018, partially offset by higher amortization of internally developed capitalized software.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of furniture and fixtures, computer and related equipment and leasehold improvements over the estimated useful life of the assets. Depreciation and amortization of property, equipment and leasehold improvements of $7.4 million for the three months ended June 30, 2019 remained consistent compared to the three months ended June 30, 2018.

Other Expense (Income), Net

Other expense (income), net increased 89.9% to $32.6 million for the three months ended June 30, 2019 compared to $17.2 million for the three months ended June 30, 2018. The increase in net expenses was primarily driven by the gain realized from the Financial Engineering Associates, Inc. (“FEA”) divestiture, which occurred in April 2018, and higher interest expense associated with higher outstanding debt.

Income Taxes

The Company’s provision for income taxes was $34.1 million and $39.5 million for the three months ended June 30, 2019 and 2018, respectively. These amounts reflect effective tax rates of 21.3% and 25.3% for the three months ended June 30, 2019 and 2018, respectively.

The effective tax rate of 21.3% for the three months ended June 30, 2019 reflects the Company’s estimate of the effective tax rate for the period which was impacted by a beneficial geographic mix of earnings and lower anticipated taxes on repatriation of foreign earnings. In addition, the effective tax rate was impacted by certain discrete items totaling $0.8 million. For the three months ended June 30, 2019, these discrete items included $1.2 million of excess tax benefits on share-based compensation.

The effective tax rate of 25.3% for the three months ended June 30, 2018 reflected the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $0.6 million. For the three months ended June 30, 2018, these discrete items primarily related to $0.6 million of excess tax benefits on share-based compensation and $4.1 million related to the release of a valuation allowance previously recorded on capital loss carryforwards. These capital losses were utilized to offset the capital gain realized from the divestiture of FEA.

Net Income

As a result of the factors described above, net income for the three months ended June 30, 2019 increased 7.6% to $125.7 million compared to $116.8 million for the three months ended June 30, 2018.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended June 30, 2019 decreased by 4.9% and 6.8%, respectively, compared to the three months ended June 30, 2018. The decreases primarily reflect the impact of share repurchases made prior to March 31, 2019 pursuant to the 2016 and 2018 Repurchase Programs and the vesting of the restricted stock units that were included in the dilutive share count in the prior year.

Adjusted EBITDA

“Adjusted EBITDA,” a non-GAAP measure used by management to assess operating performance, is defined as net income before (1) provision for income taxes, (2) other expense (income), net, (3) depreciation and amortization of property, equipment and leasehold improvements, (4) amortization of intangible assets and, at times, (5) certain other transactions or adjustments, including the impact related to the vesting of the 2016 multi-year MSUs.

“Adjusted EBITDA expenses,” a non-GAAP measure used by management to assess operating performance, is defined as operating expenses less depreciation and amortization of property, equipment and leasehold improvements and amortization of intangible assets and, at times, certain other transactions or adjustments, including the impact related to the vesting of the 2016 multi-year MSUs.

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

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Three Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues	$385,558	$363,046	$22,512	6.2%
Adjusted EBITDA expenses	173,762	162,621	11,141	6.9%
Adjusted EBITDA	$211,796	$200,425	$11,371	5.7%
Adjusted EBITDA margin %	54.9%	55.2%
Operating margin %	49.9%	47.8%

Adjusted EBITDA increased 5.7% to $211.8 million for the three months ended June 30, 2019 compared to $200.4 million for the three months ended June 30, 2018. Adjusted EBITDA margin decreased to 54.9% for the three months ended June 30, 2019 compared to 55.2% for the three months ended June 30, 2018.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended
	June 30,
	2019	2018
	(in thousands)
Index Adjusted EBITDA	$163,915	$157,516
Analytics Adjusted EBITDA	39,071	36,327
All Other Adjusted EBITDA	8,810	6,582
Consolidated Adjusted EBITDA	211,796	200,425
Amortization of intangible assets	12,013	19,537
Depreciation and amortization of property, equipment and leasehold improvements	7,405	7,377
Operating income	192,378	173,511
Other expense (income), net	32,633	17,188
Provision for income taxes	34,055	39,494
Net income	$125,690	$116,829

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended
	June 30,
	2019	2018
	(in thousands)
Index Adjusted EBITDA expenses	$61,635	$55,418
Analytics Adjusted EBITDA expenses	84,610	82,792
All Other Adjusted EBITDA expenses	27,517	24,411
Consolidated Adjusted EBITDA expenses	173,762	162,621
Amortization of intangible assets	12,013	19,537
Depreciation and amortization of property, equipment and leasehold improvements	7,405	7,377
Total operating expenses	$193,180	$189,535

The discussion of the segment results for the three months ended June 30, 2019 and 2018 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$132,145	$119,626	$12,519	10.5%
Asset-based fees	87,733	87,636	97	0.1%
Non-recurring	5,672	5,672	—	0.0%
Operating revenues total	225,550	212,934	12,616	5.9%
Adjusted EBITDA expenses	61,635	55,418	6,217	11.2%
Adjusted EBITDA	$163,915	$157,516	$6,399	4.1%
Adjusted EBITDA margin %	72.7%	74.0%

Revenues related to Index products increased 5.9% to $225.6 million for the three months ended June 30, 2019 compared to $212.9 million for the three months ended June 30, 2018.

Recurring subscriptions were up 10.5% to $132.1 million for the three months ended June 30, 2019 compared to $119.6 million for the three months ended June 30, 2018. The increase was driven by strong growth in core products, factor and ESG index products and custom index products. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

Revenues from asset-based fees increased 0.1% to $87.7 million for the three months ended June 30, 2019 compared to $87.6 million for the three months ended June 30, 2018. The increase in revenues from asset-based fees was primarily driven by an increase in revenues from exchange traded futures and options contracts linked to MSCI indexes, partially offset by lower revenues from ETFs linked to MSCI indexes and from non-ETF passive products linked to MSCI indexes. The increase in revenues from futures and options contracts was primarily driven by an increase in total trading volumes. The decrease in revenues from ETFs linked to MSCI indexes was primarily driven by the impact of a change in product mix, offset, in part, by a 4.5% increase in average AUM. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

Non-recurring revenues were $5.7 million for both the three months ended June 30, 2019 and 2018.

Index segment Adjusted EBITDA expenses increased 11.2% to $61.6 million for the three months ended June 30, 2019 compared to $55.4 million for the three months ended June 30, 2018, reflecting higher expenses across all expense activity categories to fund current and future revenue growth. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 13.2% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$121,699	$117,528	$4,171	3.5%
Non-recurring	1,982	1,591	391	24.6%
Operating revenues total	123,681	119,119	4,562	3.8%
Adjusted EBITDA expenses	84,610	82,792	1,818	2.2%
Adjusted EBITDA	$39,071	$36,327	$2,744	7.6%
Adjusted EBITDA margin %	31.6%	30.5%

Analytics segment revenues increased 3.8% to $123.7 million for the three months ended June 30, 2019 compared to $119.1 million for the three months ended June 30, 2018. The increase was primarily driven by growth in both Multi-Asset Class and Equity Analytics products and the timing of client implementations, partially offset by declines from the divestiture of InvestorForce, which occurred in October 2018. The impact of foreign currency exchange rate fluctuations on Analytics segment revenues was negligible. Adjusting for foreign currency exchange rate fluctuations and excluding the impact of the divestitures of InvestorForce and FEA, Analytics segment revenues would have increased 8.6% for the three months ended June 30, 2019.

Analytics segment Adjusted EBITDA expenses increased 2.2% to $84.6 million for the three months ended June 30, 2019 compared to $82.8 million for the three months ended June 30, 2018, primarily driven by higher expenses across the Selling and Marketing and R&D expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 4.0% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Three Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$35,305	$29,584	$5,721	19.3%
Non-recurring	1,022	1,409	(387)	(27.5%)
Operating revenues total	36,327	30,993	5,334	17.2%
Adjusted EBITDA expenses	27,517	24,411	3,106	12.7%
Adjusted EBITDA	$8,810	$6,582	$2,228	33.8%
Adjusted EBITDA margin %	24.3%	21.2%

All Other segment revenues increased 17.2% to $36.3 million for the three months ended June 30, 2019 compared to $31.0 million for the three months ended June 30, 2018. The increase in All Other revenues was driven by a $4.1 million, or 24.0%, increase in ESG revenues to $21.4 million and by a $1.2 million, or 8.7%, increase in Real Estate revenues to $14.9 million. The increase in ESG revenues was driven by strong growth in ESG Ratings product and ESG Screening product revenues. The increase in Real Estate revenues was primarily driven by strong growth in our Global Intel products, partially offset by the negative impact of foreign currency exchange rate fluctuations. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other operating revenues would have increased 21.9%, ESG revenues would have increased 27.3% and Real Estate revenues would have increased 15.0% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

All Other segment Adjusted EBITDA expenses increased 12.7% to $27.5 million for the three months ended June 30, 2019 compared to $24.4 million for the three months ended June 30, 2018, driven by higher expenses attributable to both ESG and Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 15.5% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table presents the results of operations for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$756,939	$714,362	$42,577	6.0%
Operating expenses:
Cost of revenues	154,321	142,672	11,649	8.2%
Selling and marketing	107,705	93,825	13,880	14.8%
Research and development	46,924	40,508	6,416	15.8%
General and administrative	53,875	50,223	3,652	7.3%
Amortization of intangible assets	23,806	30,875	(7,069)	(22.9%)
Depreciation and amortization of property, equipment and leasehold improvements	15,255	15,582	(327)	(2.1%)
Total operating expenses	401,886	373,685	28,201	7.5%
Operating income	355,053	340,677	14,376	4.2%
Other expense (income), net	67,016	44,916	22,100	49.2%
Income from continuing operations before provision for income taxes	288,037	295,761	(7,724)	(2.6%)
Provision for income taxes	(15,845)	63,840	(79,685)	(124.8%)
Net income	$303,882	$231,921	$71,961	31.0%

Earnings per basic common share	$3.60	$2.59	$1.01	39.0%

Earnings per diluted common share	$3.55	$2.52	$1.03	40.9%

Operating margin	46.9%	47.7%

The following table presents operating revenues by type for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$571,513	$527,554	$43,959	8.3%
Asset-based fees	169,541	173,119	(3,578)	(2.1%)
Non-recurring	15,885	13,689	2,196	16.0%

Total operating revenues	$756,939	$714,362	$42,577	6.0%

Total operating revenues grew 6.0% to $756.9 million for the six months ended June 30, 2019 compared to $714.4 million for the six months ended June 30, 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 6.4% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Revenues from recurring subscriptions increased 8.3% to $571.5 million for the six months ended June 30, 2019 compared to $527.6 million for the six months ended June 30, 2018, primarily driven by growth in Index products, which increased $27.0 million, or 11.6%, and growth in All Other products, which increased $10.9 million, or 18.5%. Adjusting for the impact of foreign currency exchange rate fluctuations, revenues from recurring subscriptions would have increased 8.9% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Revenues from asset-based fees decreased 2.1% to $169.5 million for the six months ended June 30, 2019 compared to $173.1 million for the six months ended June 30, 2018. The decrease in revenues from asset-based fees was primarily driven by a $3.8 million, or 3.2%, decrease in revenues from ETFs linked to MSCI indexes. This decline was driven by the impact of a change in product mix, partially offset by a 1.4% increase in average AUM. In addition, the decrease in revenues from asset-based fees was driven by a decline in revenues from non-ETF passive products linked to MSCI indexes, partially offset by increases in revenues from exchange traded futures and options contracts linked to MSCI indexes. The increase in revenues from futures and options contracts was primarily driven by an increase in total trading volumes. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the year-to-date periods indicated:

	Year-to-Date Average(1)
	2018				2019
(in billions)	March	June	September	December	March	June
AUM in ETFs linked to MSCI indexes	$779.5	$778.0	$770.6	$757.2	$766.0	$788.7

(1)

For additional information on AUM amounts presented in this table, please refer to the footnotes in the tables presenting AUM in ETFs linked to MSCI indexes for “Period Ended” and “Quarterly Average” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations—Operating Revenues.”

For the six months ended June 30, 2019, the average value of AUM in ETFs linked to MSCI equity indexes was $788.7 billion, up $10.7 billion, or 1.4%, from $778.0 billion for the six months ended June 30, 2018.

Non-recurring revenues increased 16.0% to $15.9 million for the six months ended June 30, 2019, compared to $13.7 million for the six months ended June 30, 2018, primarily driven by growth in Index products, which increased $2.1 million, or 23.2%.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$259,819	$232,831	$26,988	11.6%
Asset-based fees	169,541	173,119	(3,578)	(2.1%)
Non-recurring	10,963	8,898	2,065	23.2%
Index total	440,323	414,848	25,475	6.1%

Analytics
Recurring subscriptions	241,809	235,772	6,037	2.6%
Non-recurring	3,307	2,334	973	41.7%
Analytics total	245,116	238,106	7,010	2.9%

All Other
Recurring subscriptions	69,885	58,951	10,934	18.5%
Non-recurring	1,615	2,457	(842)	(34.3%)
All Other total	71,500	61,408	10,092	16.4%
Total operating revenues	$756,939	$714,362	$42,577	6.0%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

The following table presents operating expenses by activity category for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$154,321	$142,672	$11,649	8.2%
Selling and marketing	107,705	93,825	13,880	14.8%
Research and development	46,924	40,508	6,416	15.8%
General and administrative	53,875	50,223	3,652	7.3%
Amortization of intangible assets	23,806	30,875	(7,069)	(22.9%)
Depreciation and amortization of property, equipment and leasehold improvements	15,255	15,582	(327)	(2.1%)
Total operating expenses	$401,886	$373,685	$28,201	7.5%

Total operating expenses increased 7.5% to $401.9 million for the six months ended June 30, 2019 compared to $373.7 million for the six months ended June 30, 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating expenses would have increased 10.0% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Cost of Revenues

Cost of revenues increased 8.2% to $154.3 million for the six months ended June 30, 2019 compared to $142.7 million for the six months ended June 30, 2018, reflecting increases across the Index and the All Other reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to $7.0 million of payroll tax expense related to the vesting of the 2016 multi-year MSUs in the current period, and higher incentive compensation, offset, in part, by lower wages and salaries, as well as increases in non-compensation costs, including professional fees and miscellaneous expenses.

Selling and Marketing

Selling and marketing expenses increased 14.8% to $107.7 million for the six months ended June 30, 2019 compared to $93.8 million for the six months ended June 30, 2018, reflecting increases across all three reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to $4.5 million of payroll tax expense related to the vesting of the 2016 multi-year MSUs in the current period, and higher incentive compensation and severance costs, as well as increases in non-compensation costs, including marketing costs, recruiting costs and professional fees.

Research and Development

R&D expenses increased 15.8% to $46.9 million for the six months ended June 30, 2019 compared to $40.5 million for the six months ended June 30, 2018, reflecting higher investments across all three reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher benefit costs and incentive compensation as well as $0.3 million of payroll tax expense related to the vesting of the 2016 multi-year MSUs in the current period and increases in non-compensation costs, including professional fees, information technology costs and recruiting costs.

General and Administrative

G&A expenses increased 7.3% to $53.9 million for the six months ended June 30, 2019 compared to $50.2 million for the six months ended June 30, 2018. The change was driven by increases in compensation and benefits costs, primarily relating to $3.5 million of payroll tax expense related to the vesting of the 2016 multi-year MSUs in the current period, and higher wages and salaries, offset, in part, by lower incentive compensation. Partially offsetting the increase in compensation and benefits costs was lower non-compensation costs, including non-income taxes and professional fees.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$266,487	$234,606	$31,881	13.6%
Non-compensation expenses	96,338	92,622	3,716	4.0%
Amortization of intangible assets	23,806	30,875	(7,069)	(22.9%)
Depreciation and amortization of property, equipment and leasehold improvements	15,255	15,582	(327)	(2.1%)
Total operating expenses	$401,886	$373,685	$28,201	7.5%

Compensation and benefits costs increased 13.6% to $266.5 million for the six months ended June 30, 2019 compared to $234.6 million for the six months ended June 30, 2018, primarily driven by $15.4 million of payroll tax expense related to the vesting of the 2016 multi-year MSUs in the current period and higher incentive compensation and severance costs.

Non-compensation expenses increased 4.0% to $96.3 million for the six months ended June 30, 2019 compared to $92.6 million for the six months ended June 30, 2018, primarily driven by higher costs relating to professional fees, recruiting costs, information technology costs and marketing costs, partially offset by lower non-income taxes.

Amortization of Intangible Assets

Amortization of intangible assets expense decreased 22.9% to $23.8 million for the six months ended June 30, 2019 compared to $30.9 million for the six months ended June 30, 2018, primarily reflecting higher amortization of internally developed capitalized software, partially offset by the absence of amortization following the write-off of the IPD tradename used by the Real Estate segment during the six months ended June 30, 2018 and the InvestorForce divestiture, which occurred in October 2018.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements decreased 2.1% to $15.3 million for the six months ended June 30, 2019 compared to $15.6 million for the six months ended June 30, 2018. The decrease was primarily the result of certain data center assets and network licenses becoming fully depreciated.

Other Expense (Income), Net

Other expense (income), net increased 49.2% to $67.0 million for the six months ended June 30, 2019 compared to $44.9 million for the six months ended June 30, 2018. The increase was primarily driven by the gain realized from the FEA divestiture, which occurred in April 2018, and higher interest expense associated with higher outstanding debt and higher foreign currency exchange losses.

Income Taxes

The Company’s provision for income taxes was a benefit of $15.8 million and an expense of $63.8 million for the six months ended June 30, 2019 and 2018, respectively. These amounts reflect effective tax rates of negative 5.5% and 21.6% for the six months ended June 30, 2019 and 2018, respectively.

The effective tax rate of negative 5.5% for the six months ended June 30, 2019 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $78.6 million. For the six months ended June 30, 2019, these discrete items primarily related to $66.6 million of excess tax benefits recognized upon vesting during the period of the 2016 multi-year MSUs and $11.0 million of excess tax benefits on other share-based compensation recognized during the period. In addition, the effective tax rate was impacted by a beneficial geographic mix of earnings.

The effective tax rate of 21.6% for the six months ended June 30, 2018 reflected the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $8.5 million that decreased the Company’s effective tax rate by 1.5 percentage points.  For the six months ended June 30, 2018, these discrete items included $8.2 million of excess tax benefits related to stock-based compensation and a $1.6 million net adjustment benefit relating to the adjustment resulting from the Company’s provisional accounting for the effects of the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (“Tax Reform”).

Net Income

As a result of the factors described above, net income for the six months ended June 30, 2019 increased 31.0% to $303.9 million compared to $231.9 million for the six months ended June 30, 2018.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic and diluted earnings per share for the six months ended June 30, 2019 decreased by 5.7% and 7.1%, respectively, compared to the six months ended June 30, 2018. The decreases primarily reflect the impact of share repurchases made prior to March 31, 2019 pursuant to the 2016 and 2018 Repurchase Programs and the vesting of the restricted stock units that were included in the dilutive share count in the prior year.

Adjusted EBITDA

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues	$756,939	$714,362	$42,577	6.0%
Adjusted EBITDA expenses	347,436	327,228	20,208	6.2%
Adjusted EBITDA	$409,503	$387,134	$22,369	5.8%
Adjusted EBITDA margin %	54.1%	54.2%
Operating margin %	46.9%	47.7%

Adjusted EBITDA increased 5.8% to $409.5 million for the six months ended June 30, 2019 compared to $387.1 million for the six months ended June 30, 2018. Adjusted EBITDA margin slightly decreased to 54.1% for the six months ended June 30, 2019 compared to 54.2% for the six months ended June 30, 2018. The decline in margin reflects a lower rate of growth in operating revenues as compared to the rate of growth of Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Index Adjusted EBITDA	$316,126	$303,446
Analytics Adjusted EBITDA	75,469	69,920
All Other Adjusted EBITDA	17,908	13,768
Consolidated Adjusted EBITDA	409,503	387,134
2016 multi-year MSUs grant payroll tax expense	15,389	—
Amortization of intangible assets	23,806	30,875
Depreciation and amortization of property, equipment and leasehold improvements	15,255	15,582
Operating income	355,053	340,677
Other expense (income), net	67,016	44,916
Provision for income taxes	(15,845)	63,840
Net income	$303,882	$231,921

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Index Adjusted EBITDA expenses	$124,197	$111,402
Analytics Adjusted EBITDA expenses	169,647	168,186
All Other Adjusted EBITDA expenses	53,592	47,640
Consolidated Adjusted EBITDA expenses	347,436	327,228
2016 multi-year MSUs grant payroll tax expense	15,389	—
Amortization of intangible assets	23,806	30,875
Depreciation and amortization of property, equipment and leasehold improvements	15,255	15,582
Total operating expenses	$401,886	$373,685

The discussion of the segment results for the six months ended June 30, 2019 and 2018 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$259,819	$232,831	$26,988	11.6%
Asset-based fees	169,541	173,119	(3,578)	(2.1%)
Non-recurring	10,963	8,898	2,065	23.2%
Operating revenues total	440,323	414,848	25,475	6.1%
Adjusted EBITDA expenses	124,197	111,402	12,795	11.5%
Adjusted EBITDA	$316,126	$303,446	$12,680	4.2%
Adjusted EBITDA margin %	71.8%	73.1%

Revenues related to Index products increased 6.1% to $440.3 million for the six months ended June 30, 2019 compared to $414.8 million for the six months ended June 30, 2018.

Recurring subscriptions were up 11.6% to $259.8 million for the six months ended June 30, 2019 compared to $232.8 million for the six months ended June 30, 2018. The increase was driven by strong growth in core products, factor and ESG index products and custom index products. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

Revenues from asset-based fees decreased 2.1% to $169.5 million for the six months ended June 30, 2019 compared to $173.1 million for the six months ended June 30, 2018. The decrease in revenues from asset-based fees was primarily driven by a $3.8 million, or 3.2%, decrease in revenues from ETFs linked to MSCI indexes. This decline was driven by the impact of a change in product mix, partially offset by a 1.4% increase in average AUM. In addition, the decrease in revenues from asset-based fees was driven by a decline in revenues from non-ETF passive products linked to MSCI indexes, partially offset by increases in revenues from exchange traded futures and options contracts linked to MSCI indexes. The increase in revenues from futures and options contracts was primarily driven by an increase in total trading volumes. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

Non-recurring revenues were $11.0 million and $8.9 million for the six months ended June 30, 2019 and 2018, respectively.

Index segment Adjusted EBITDA expenses increased 11.5% to $124.2 million for the six months ended June 30, 2019 compared to $111.4 million for the six months ended June 30, 2018, reflecting higher expenses across all expense activity categories to fund current and future revenue growth. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 14.5% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$241,809	$235,772	$6,037	2.6%
Non-recurring	3,307	2,334	973	41.7%
Operating revenues total	245,116	238,106	7,010	2.9%
Adjusted EBITDA expenses	169,647	168,186	1,461	0.9%
Adjusted EBITDA	$75,469	$69,920	$5,549	7.9%
Adjusted EBITDA margin %	30.8%	29.4%

Analytics segment revenues increased 2.9% to $245.1 million for the six months ended June 30, 2019 compared to $238.1 million for the six months ended June 30, 2018, primarily driven by growth in both Multi-Asset Class and Equity Analytics products and the timing of client implementations, partially offset by declines in Energy and Commodity Analytics products, resulting from the FEA divestiture, which occurred in April 2018, and declines from the divestiture of InvestorForce, which occurred in October 2018. The impact of foreign currency exchange rate fluctuations on Analytics segment revenues was negligible. Adjusting for foreign currency exchange rate fluctuations and excluding the impact of the divestitures of InvestorForce and FEA, Analytics segment revenues would have increased 8.9% for the six months ended June 30, 2019.

Analytics segment Adjusted EBITDA expenses increased 0.9% to $169.6 million for the six months ended June 30, 2019 compared to $168.2 million for the six months ended June 30, 2018, primarily driven by higher expenses across the Selling and Marketing and R&D expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 3.2% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$69,885	$58,951	$10,934	18.5%
Non-recurring	1,615	2,457	(842)	(34.3%)
Operating revenues total	71,500	61,408	10,092	16.4%
Adjusted EBITDA expenses	53,592	47,640	5,952	12.5%
Adjusted EBITDA	$17,908	$13,768	$4,140	30.1%
Adjusted EBITDA margin %	25.0%	22.4%

All Other segment revenues increased 16.4% to $71.5 million for the six months ended June 30, 2019 compared to $61.4 million for the six months ended June 30, 2018. The increase in All Other revenues was driven by a $9.3 million, or 27.4%, increase in ESG revenues to $43.0 million and by a $0.8 million, or 3.0%, increase in Real Estate revenues to $28.5 million. The increase in ESG revenues was driven by strong growth in ESG Ratings product and ESG Screening product revenues. The increase in Real Estate revenues was primarily driven by strong growth in our Global Intel product offering, partially offset by the negative impact of foreign currency exchange rate fluctuations. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other operating revenues would have increased 21.4%, ESG revenues would have increased 30.7% and Real Estate revenues would have increased 10.0% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

All Other segment Adjusted EBITDA expenses increased 12.5% to $53.6 million for the six months ended June 30, 2019 compared to $47.6 million for the six months ended June 30, 2018, driven by higher expenses attributable to both ESG and Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 16.3% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign currency exchange rates; and
•	the impact of acquisitions and divestitures.

The following table presents the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of			Year-Over-
	June 30,	June 30,	March 31,	Year	Sequential
	2019	2018	2019	Comparison	Comparison
	(in thousands)
Index:
Recurring subscriptions	$531,590	$478,421	$515,667	11.1%	3.1%
Asset-based fees	345,126	327,299	335,261	5.4%	2.9%
Index total	876,716	805,720	850,928	8.8%	3.0%

Analytics	503,969	489,979	496,183	2.9%	1.6%

All Other	137,045	116,021	130,979	18.1%	4.6%

Total Run Rate	$1,517,730	$1,411,720	$1,478,090	7.5%	2.7%

Recurring subscriptions total	$1,172,604	$1,084,421	$1,142,829	8.1%	2.6%
Asset-based fees	345,126	327,299	335,261	5.4%	2.9%
Total Run Rate	$1,517,730	$1,411,720	$1,478,090	7.5%	2.7%

Total Run Rate grew 7.5% to $1,517.7 million at June 30, 2019 compared to $1,411.7 million at June 30, 2018. Recurring subscriptions Run Rate grew 8.1% to $1,172.6 million at June 30, 2019 compared to $1,084.4 million at June 30, 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 8.4% at June 30, 2019.

Run Rate from asset-based fees increased 5.4% to $345.1 million at June 30, 2019 from $327.3 million at June 30, 2018, primarily driven by higher AUM in ETFs linked to MSCI indexes as well as higher non-ETF passive funds also linked to MSCI indexes and higher volume in futures and options. As of June 30, 2019, the value of AUM in ETFs linked to MSCI indexes was $819.3 billion, up $74.6 billion, or 10.0%, from $744.7 billion as of June 30, 2018. The increase of $74.6 billion consisted of net inflows of $60.5 billion and a market appreciation of $14.1 billion. Partially offsetting the impact of the increase in AUM in ETFs linked to MSCI indexes was a change in product mix, which was the primary driver of a decline in average basis point fees to 2.85 at June 30, 2019 from 2.96 a year ago.

Index recurring subscriptions Run Rate grew 11.1% to $531.6 million at June 30, 2019 compared to $478.4 million at June 30, 2018, driven by strong growth in core developed and emerging market modules, factor and ESG, and custom index products and strong growth across our asset management, banking, hedge funds, wealth management and asset owner client segments.

Run Rate from Analytics products increased 2.9% to $504.0 million at June 30, 2019 compared to $490.0 million at June 30, 2018, primarily driven by strong growth in both Multi-Asset Class and Equity Analytics products, partially offset by the removal of Run Rate associated with InvestorForce, which was divested in October 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 3.0% at June 30, 2019.

Run Rate from All Other products increased 18.1% to $137.0 million at June 30, 2019 compared to $116.0 million at June 30, 2018. The $21.0 million increase was primarily driven by a $17.4 million, or 24.3%, increase in ESG Run Rate to $88.8 million, and a $3.7 million, or 8.2%, increase in Real Estate Run Rate to $48.2 million. The increase in ESG Run Rate was primarily driven by strong growth in ESG Ratings products and ESG Screening products. The increase in Real Estate Run Rate was primarily driven by growth in Global Intel products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG Run Rate would have increased 25.2% and All Other Run Rate would have increased 19.7%, while Real Estate Run Rate would have increased 10.7% at June 30, 2019 compared to June 30, 2018.

Subscription Sales

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended			Year-Over-
	June 30,	June 30,	March 31,	Year	Sequential
	2019	2018	2019	Comparison	Comparison
	(in thousands)
New recurring subscription sales
Index	$19,526	$20,906	$17,329	(6.6%)	12.7%
Analytics	13,669	17,395	12,751	(21.4%)	7.2%
All Other	8,014	6,678	7,215	20.0%	11.1%
New recurring subscription sales total	41,209	44,979	37,295	(8.4%)	10.5%

Subscription cancellations
Index	(3,601)	(4,577)	(4,366)	(21.3%)	(17.5%)
Analytics	(7,102)	(9,452)	(7,764)	(24.9%)	(8.5%)
All Other	(1,902)	(1,384)	(1,275)	37.4%	49.2%
Subscription cancellations total	(12,605)	(15,413)	(13,405)	(18.2%)	(6.0%)

Net new recurring subscription sales
Index	15,925	16,329	12,963	(2.5%)	22.8%
Analytics	6,567	7,943	4,987	(17.3%)	31.7%
All Other	6,112	5,294	5,940	15.5%	2.9%
Net new recurring subscription sales total	28,604	29,566	23,890	(3.3%)	19.7%

Non-recurring sales
Index	5,982	5,328	5,081	12.3%	17.7%
Analytics	2,631	2,425	2,577	8.5%	2.1%
All Other	630	909	454	(30.7%)	38.8%
Non-recurring sales total	9,243	8,662	8,112	6.7%	13.9%

Gross sales(1)
Index	$25,508	$26,234	$22,410	(2.8%)	13.8%
Analytics	16,300	19,820	15,328	(17.8%)	6.3%
All Other	8,644	7,587	7,669	13.9%	12.7%
Total gross sales	$50,452	$53,641	$45,407	(5.9%)	11.1%

Net sales
Index	$21,907	$21,657	$18,044	1.2%	21.4%
Analytics	9,198	10,368	7,564	(11.3%)	21.6%
All Other	6,742	6,203	6,394	8.7%	5.4%
Total net sales	$37,847	$38,228	$32,002	(1.0%)	18.3%

(1)	Total gross sales equal new recurring subscription sales plus non-recurring sales.

Retention Rate

The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Index	97.1%	95.9%	96.8%	96.1%
Analytics	94.2%	92.1%	94.0%	92.6%
All Other	93.9%	94.9%	94.9%	94.6%

Total	95.5%	94.1%	95.4%	94.4%

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

Senior Notes and Credit Agreement

We have issued an aggregate of $2,600.0 million in Senior Notes and entered into a $250.0 million Revolving Credit Agreement with a syndicate of banks. See Note 7, “Commitments and Contingencies,” of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for additional information on our Senior Notes and Revolving Credit Agreement.

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of June 30, 2019, our Consolidated Leverage Ratio was 3.04:1.00 and our Consolidated Interest Coverage Ratio was 6.14:1.00. There have been no amounts drawn under the Revolving Credit Facility since its November 20, 2014 inception.

Our non-guarantor subsidiaries under the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $829.8 million, or 56.2%, of our total revenue for the trailing 12 months ended June 30, 2019, approximately $238.1 million, or 33.9%, of our consolidated operating income for the trailing 12 months ended June 30, 2019, and approximately $838.7 million, or 24.5%, of our consolidated total assets (excluding intercompany assets) and $526.4 million, or 14.4%, of our consolidated total liabilities, in each case as of June 30, 2019.

Share Repurchases

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Six Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
June 30, 2019	$147.97	690	$102,081
June 30, 2018	$145.42	1,535	$223,243

As of June 30, 2019, there was $706.1 million of available authorization remaining under the 2018 Repurchase Program.

Cash Dividend

On July 30, 2019, the Board of Directors declared a quarterly cash dividend of $0.68 per share for the three months ending September 30, 2019. This reflects an increase of 17.2% over the quarterly cash dividend declared for the three months ended June 30, 2019. The third quarter 2019 dividend is payable on August 30, 2019 to shareholders of record as of the close of trading on August 16, 2019.

Cash Flows

	As of
	June 30,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$771,117	$904,176

Cash and cash equivalents were $771.1 million and $904.2 million as of June 30, 2019 and December 31, 2018, respectively. We seek to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes. As of June 30, 2019 and December 31, 2018, $309.5 million and $275.6 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. As a result of Tax Reform, we can now more efficiently access a significant portion of our cash held outside of the U.S. in the short-term without being subject to U.S. income taxes. Repatriation of some foreign cash may still be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. The global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.

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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$277,345	$295,762
Net cash (used in) provided by investing activities	(20,527)	7,933
Net cash (used in) provided by financing activities	(391,549)	178,358
Effect of exchange rate changes	1,672	(3,959)
Net (decrease) increase in cash	$(133,059)	$478,094

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $277.3 million and $295.8 million for the six months ended June 30, 2019 and 2018, respectively. The year-over-year decrease was primarily driven by higher payments for cash expenses and interest, partially offset by higher cash collections and the benefit of lower payments for income taxes.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $20.5 million for the six months ended June 30, 2019 compared to cash provided by investing activities of $7.9 million for the six months ended June 30, 2018. The year-over-year change was primarily driven by the absence of the proceeds from the divestiture of FEA.

Cash Flows From Financing Activities

Cash used in financing activities was $391.5 million for the six months ended June 30, 2019 compared to cash provided by financing activities of $178.4 million for the six months ended June 30, 2018. The year-over-year change was primarily driven by the impact of the 2027 Senior Notes offering in May 2018, as well as the impact of increased share purchases and higher dividend payments.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the six months ended June 30, 2019 and 2018, 14.0% and 13.2%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 14.0% of non-U.S. dollar exposure for the six months ended June 30, 2019, 41.2% was in Euros, 26.0% was in Japanese yen and 22.5% was in British pounds sterling. Of the 13.2% of non-U.S. dollar exposure for the six months ended June 30, 2018, 42.2% was in Euros, 28.4% was in Japanese yen and 17.2% was in British pounds sterling.

Revenues from index-linked investment products represented 22.4% and 24.2% of operating revenues for the six months ended June 30, 2019 and 2018, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 40.8% and 41.4% of our operating expenses for the six months ended June 30, 2019 and 2018, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Euros, Hong Kong dollars, Swiss francs, and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $3.1 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2019, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2019 and 2018 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended June 30, 2019.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1 (April 1, 2019-April 30, 2019)	3,234	$205.68	—	$706,072,000
Month #2 (May 1, 2019-May 31, 2019)	217	$225.12	—	$706,072,000
Month #3 (June 1, 2019-June 30, 2019)	121	$234.77	—	$706,072,000
Total	3,572	$207.85	—	$706,072,000

(1)

May include any of (i) shares purchased by the Company on the open market under the 2018 Repurchase Program; (ii) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units; (iii) shares withheld to satisfy tax withholding obligations and exercise price on behalf of employees that occur upon exercise and delivery of outstanding shares underlying stock options; and (iv) shares held in treasury under the MSCI Inc. Non-Employee Directors Deferral Plan. The value of shares withheld to satisfy tax withholding obligations was determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.

(2)	See Note 9, “Shareholders’ Equity (Deficit)” of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding our stock repurchase programs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

An exhibit index is presented below.

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED JUNE 30, 2019

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

*†	10.1	Form of 2019 Special Performance Award Agreement for Performance Stock Units Under the MSCI Inc. 2016 Omnibus Incentive Plan

11

Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*	15.1	Letter of awareness from PricewaterhouseCoopers LLP, dated August 1, 2019, concerning unaudited interim financial information

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 1, 2019

MSCI INC. (Registrant)

By:	/s/ Linda S. Huber
Linda S. Huber Chief Financial Officer and Treasurer (Principal Financial Officer)