Form 10-Q
period 2019-09-30
MSCI Inc.
filed 2019-10-31
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 25, 2019, there were 84,707,270 shares of the registrant’s common stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

MSCI Inc.’s website is www.msci.com. You can access MSCI Inc.’s Investor Relations homepage at http://ir.msci.com. MSCI Inc. makes available free of charge, on or through its Investor Relations homepage, its proxy statements, Annual Reports on Form 10‑K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. MSCI Inc. also makes available, through its Investor Relations homepage, via a link to the SEC’s website, statements of beneficial ownership of MSCI Inc.’s equity securities filed by its directors, officers, 5% or greater shareholders and others under Section 16 of the Exchange Act.

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

MSCI Inc.’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer and its Chief Financial Officer. MSCI Inc. will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC on its website. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, MSCI Inc., 7 World Trade Center, 250 Greenwich Street, 49th Floor, New York, NY 10007; (212) 804-5306. The information on MSCI Inc.’s website is not incorporated by reference into this report or any other report filed or furnished by us with the SEC.

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

WEBSITE AND SOCIAL MEDIA DISCLOSURE

MSCI Inc. uses its website, including its quarterly updates, blog, podcasts and social media channels, including its corporate Twitter account (@MSCI_Inc) as channels of distribution of company information. The information MSCI Inc. posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following MSCI Inc.’s press releases, quarterly SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about MSCI Inc. when you enroll your email address by visiting the “Email Alerts Subscription” section of its Investor Relations homepage at http://ir.msci.com/email-alerts. The contents of MSCI Inc.’s website, including its quarterly updates, blog, podcasts and social media channels are not, however, incorporated by reference into this report or any other report filed or furnished by us with the SEC.

PART I

Item 1.	Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$881,150	$904,176
Accounts receivable (net of allowances of $1,485 and $1,027 at September 30, 2019 and December 31, 2018, respectively)	409,519	473,433
Prepaid income taxes	55,020	19,273
Prepaid and other assets	40,399	38,207
Total current assets	1,386,088	1,435,089
Property, equipment and leasehold improvements, net	86,415	90,877
Right of use assets	164,942	—
Goodwill	1,544,078	1,545,761
Intangible assets, net	261,942	280,803
Deferred tax assets	16,584	14,903
Other non-current assets	19,693	20,519
Total assets	$3,479,742	$3,387,952

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,396	$3,892
Income taxes payable	11,654	16,253
Accrued compensation and related benefits	122,642	137,045
Other accrued liabilities	128,458	113,841
Deferred revenue	479,371	537,977
Total current liabilities	744,521	809,008
Long-term debt	2,578,159	2,575,502
Long-term operating lease liabilities	163,567	—
Deferred tax liabilities	72,960	82,008
Other non-current liabilities	68,391	87,928
Total liabilities	3,627,598	3,554,446

Commitments and Contingencies (see Note 7 and Note 9)

Shareholders' equity (deficit):
Preferred stock (par value $0.01, 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 132,309,213 and 130,029,926 common shares issued and 84,707,245 and 84,174,138 common shares outstanding at September 30, 2019 and December 31, 2018, respectively)	1,323	1,300
Treasury shares, at cost (47,601,968 and 45,855,788 common shares held at September 30, 2019 and December 31, 2018, respectively)	(3,559,963)	(3,272,774)
Additional paid in capital	1,338,194	1,306,428
Retained earnings	2,134,688	1,856,951
Accumulated other comprehensive loss	(62,098)	(58,399)
Total shareholders' equity (deficit)	(147,856)	(166,494)
Total liabilities and shareholders' equity (deficit)	$3,479,742	$3,387,952

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)
Operating revenues	$394,251	$357,934	$1,151,190	$1,072,296

Operating expenses:
Cost of revenues	70,486	70,906	224,807	213,578
Selling and marketing	52,107	46,149	159,812	139,974
Research and development	24,310	20,591	71,234	61,099
General and administrative	26,559	24,751	80,434	74,974
Amortization of intangible assets	12,361	11,681	36,167	42,556
Depreciation and amortization of property, equipment and leasehold improvements	7,209	7,453	22,464	23,035
Total operating expenses	193,032	181,531	594,918	555,216

Operating income	201,219	176,403	556,272	517,080

Interest income	(3,673)	(6,522)	(11,104)	(13,573)
Interest expense	35,922	35,902	107,752	97,223
Other expense (income)	222	177	2,839	(9,177)

Other expense (income), net	32,471	29,557	99,487	74,473

Income before provision for income taxes	168,748	146,846	456,785	442,607
Provision for income taxes	31,765	23,014	15,920	86,854
Net income	$136,983	$123,832	$440,865	$355,753

Earnings per basic common share	$1.62	$1.39	$5.21	$3.98

Earnings per diluted common share	$1.60	$1.36	$5.15	$3.87

Weighted average shares outstanding used in computing earnings per share
Basic	84,765	88,796	84,591	89,323
Diluted	85,550	91,372	85,533	91,843

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)
Net income	$136,983	$123,832	$440,865	$355,753
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,533)	(3,338)	(4,853)	(11,860)
Income tax effect	1,124	—	1,085	—
Foreign currency translation adjustments, net	(4,409)	(3,338)	(3,768)	(11,860)

Pension and other post-retirement adjustments	134	22	103	116
Income tax effect	(64)	(10)	(34)	(55)
Pension and other post-retirement adjustments, net	70	12	69	61

Net investment hedge adjustments	—	—	—	1,937
Income tax effect	—	—	—	—
Net investment hedge adjustments, net	—	—	—	1,937
Other comprehensive (loss) income, net of tax	(4,339)	(3,326)	(3,699)	(9,862)
Comprehensive income	$132,644	$120,506	$437,166	$345,891

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

					Accumulated
			Additional		Other
	Common	Treasury	Paid in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(unaudited)
Balance at December 31, 2018	$1,300	$(3,272,774)	$1,306,428	$1,856,951	$(58,399)	$(166,494)
Net income				178,192		178,192
Dividends declared ($0.58 per common share)				(55,339)		(55,339)
Dividends paid in shares			93			93
Other comprehensive income (loss), net of tax					1,197	1,197
Common stock issued	23					23
Shares withheld for tax withholding and exercises		(182,385)				(182,385)
Compensation payable in common stock and options			9,590			9,590
Common stock repurchased and held in treasury		(102,081)				(102,081)
Common stock issued to directors and held in treasury		(30)				(30)
Exercise of stock options			726			726

Balance at March 31, 2019	1,323	(3,557,270)	1,316,837	1,979,804	(57,202)	(316,508)
Net income				125,690		125,690
Dividends declared ($0.58 per common share)				(49,613)		(49,613)
Dividends paid in shares			30			30
Other comprehensive income (loss), net of tax					(557)	(557)
Common stock issued						—
Shares withheld for tax withholding and exercises		(742)				(742)
Compensation payable in common stock and options			10,566			10,566
Common stock repurchased and held in treasury						—
Common stock issued to directors and held in treasury		(833)				(833)
Exercise of stock options			165			165

Balance at June 30, 2019	1,323	(3,558,845)	1,327,598	2,055,881	(57,759)	(231,802)
Net income				136,983		136,983
Dividends declared ($0.68 per common share)				(58,176)		(58,176)
Dividends paid in shares			36			36
Other comprehensive income (loss), net of tax					(4,339)	(4,339)
Common stock issued						—
Shares withheld for tax withholding and exercises		(1,082)				(1,082)
Compensation payable in common stock and options			10,398			10,398
Common stock repurchased and held in treasury						—
Common stock issued to directors and held in treasury		(36)				(36)
Exercise of stock options			162			162
Balance at September 30, 2019	$1,323	$(3,559,963)	$1,338,194	$2,134,688	$(62,098)	$(147,856)

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT), CONT’D

(in thousands)

					Accumulated
			Additional		Other
	Common	Treasury	Paid in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(unaudited)
Balance at December 31, 2017	$1,295	$(2,321,989)	$1,264,849	$1,505,204	$(48,347)	$401,012
Net income				115,092		115,092
ASC 606 Retained Earnings Adjustment				16,135		16,135
Dividends declared ($0.38 per common share)				(34,848)		(34,848)
Dividends paid in shares			35			35
Other comprehensive income (loss), net of tax					4,012	4,012
Common stock issued	5					5
Shares withheld for tax withholding and exercises		(22,932)				(22,932)
Compensation payable in common stock and options			11,123			11,123
Common stock repurchased and held in treasury		(68,345)				(68,345)
Common stock issued to directors and held in treasury		(17)				(17)
Exercise of stock options			102			102

Balance at March 31, 2018	1,300	(2,413,283)	1,276,109	1,601,583	(44,335)	421,374
Net income				116,829		116,829
ASC 606 Retained Earnings Adjustment						—
Dividends declared ($0.38 per common share)				(34,254)		(34,254)
Dividends paid in shares			19			19
Other comprehensive income (loss), net of tax					(10,548)	(10,548)
Common stock issued						—
Shares withheld for tax withholding and exercises		(481)				(481)
Compensation payable in common stock and options			9,229			9,229
Common stock repurchased and held in treasury		(154,898)				(154,898)
Common stock issued to directors and held in treasury		(866)				(866)
Exercise of stock options			18			18

Balance at June 30, 2018	1,300	(2,569,528)	1,285,375	1,684,158	(54,883)	346,422
Net income				123,832		123,832
ASC 606 Retained Earnings Adjustment						—
Dividends declared ($0.58 per common share)				(52,263)		(52,263)
Dividends paid in shares			29			29
Other comprehensive income (loss), net of tax					(3,326)	(3,326)
Common stock issued						—
Shares withheld for tax withholding and exercises		(664)				(664)
Compensation payable in common stock and options			9,801			9,801
Common stock repurchased and held in treasury		(45,606)				(45,606)
Common stock issued to directors and held in treasury		(29)				(29)
Exercise of stock options			245			245
Balance at September 30, 2018	$1,300	$(2,615,827)	$1,295,450	$1,755,727	$(58,209)	$378,441

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
	(unaudited)
Cash flows from operating activities
Net income	$440,865	$355,753
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	36,167	42,556
Stock-based compensation expense	30,485	27,942
Depreciation and amortization of property, equipment and leasehold improvements	22,464	23,035
Non-cash operating lease expense	16,778	—
Amortization of debt origination fees	2,956	2,730
Deferred taxes	(9,844)	(9,110)
Gain on divestitures, net of costs	—	(12,055)
Other non-cash adjustments	708	357
Changes in assets and liabilities:
Accounts receivable	62,331	(60,250)
Prepaid income taxes	(37,199)	(6,229)
Prepaid and other assets	(3,965)	(3,756)
Accounts payable	(1,482)	605
Accrued compensation and related benefits	(14,107)	(18,806)
Income taxes payable	(4,251)	(9,562)
Other accrued liabilities	(6,795)	21,157
Deferred revenue	(57,804)	89,730
Long-term operating lease liabilities	(14,774)	—
Other	3,347	(4,510)
Net cash provided by operating activities	465,880	439,587

Cash flows from investing activities
Capital expenditures	(17,216)	(13,069)
Capitalized software development costs	(18,086)	(13,115)
Proceeds from divestitures	—	21,010
Proceeds from the sale of capital equipment	10	10
Net cash used in investing activities	(35,292)	(5,164)

Cash flows from financing activities
Proceeds from exercise of stock options	1,052	365
Repurchase of treasury shares	(286,290)	(292,970)
Proceeds from borrowings	—	500,000
Payment of debt issuance costs	—	(6,262)
Payment of dividends	(165,077)	(120,533)
Net cash (used in) provided by financing activities	(450,315)	80,600

Effect of exchange rate changes	(3,299)	(6,127)

Net (decrease) increase in cash	(23,026)	508,896
Cash and cash equivalent, beginning of period	904,176	889,502

Cash and cash equivalent, end of period	$881,150	$1,398,398

Supplemental disclosure of cash flow information:
Cash paid for interest	$105,015	$91,503
Cash paid for income taxes	$65,364	$110,197

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements accrued, but not yet paid	$4,189	$3,777

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$778	$889

See Notes to Unaudited Condensed Consolidated Financial Statements

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

MSCI Inc., together with its wholly-owned subsidiaries (the “Company” or “MSCI”) provides critical investment decision support tools and services for the global investment community.  MSCI is dynamic and flexible in the delivery of content and capabilities, such as indexes; portfolio construction tools and risk management services; environmental, social and governance (“ESG”) research and ratings; and real estate benchmarks, return analytics services and market insights, much of which can be accessed by clients through multiple channels and platforms.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI and its subsidiaries and include all adjustments of a normal, recurring nature necessary to state fairly the financial condition as of September 30, 2019 and December 31, 2018, the results of operations, comprehensive income and shareholders’ equity (deficit) for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. The unaudited condensed consolidated statement of financial condition and related financial statement information as of December 31, 2018 have been derived from the 2018 audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2018.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Concentrations

For the nine months ended September 30, 2019 and 2018, BlackRock, Inc. accounted for 11.5% and 12.2% of the Company’s consolidated operating revenues, respectively. For the nine months ended September 30, 2019 and 2018, BlackRock, Inc. accounted for 18.9% and 20.7% of the Index segment operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within the Analytics and All Other segments for the nine months ended September 30, 2019 and 2018.

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

In July 2018, the FASB issued Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases,” or ASU 2018-10, and Accounting Standards Update No. 2018-11, “Targeted Improvements,” or ASU 2018-11. The amendments in ASU 2018-10 include how an entity should perform the lease classification reassessment, a clarification that a change in a reference index or rate upon which some or all of the variable lease payments in the contract are based does not constitute the resolution of a contingency and a clarification as to whether to recognize a transition adjustment in earnings rather than through equity when an entity initially applies ASC Topic 842 retrospectively to each prior reporting period. The amendments in ASU 2018-11 provide an optional transition method that permits an entity to initially apply the new guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and not recast comparative periods. As a result, prior period financial statements and disclosures will continue to be presented in accordance with ASC Topic 840. In addition, ASU 2018-11 also includes a practical expedient for lessors to not separate the lease and non-lease components of a contract. The effective date for this amendment is the same as ASU 2016-02 discussed above.

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

3. REVENUE RECOGNITION

MSCI’s revenues are characterized by product type, which broadly reflects the nature of how they are recognized. The Company’s revenue types are recurring subscription, asset-based fees and non-recurring revenues. The Company also groups its revenues by segment.

The tables that follow present the disaggregated revenues for the periods indicated (in thousands):

	For the Three Months ended September 30, 2019
	Segments
	Index	Analytics	All Other	Total
Revenue Types
Recurring subscriptions	$133,403	$122,120	$32,585	$288,108
Asset-based fees	96,013	—	—	96,013
Non-recurring	8,011	1,483	636	10,130
Total	$237,427	$123,603	$33,221	$394,251

	For the Nine Months ended September 30, 2019
	Segments
	Index	Analytics	All Other	Total
Revenue Types
Recurring subscriptions	$393,222	$363,929	$102,470	$859,621
Asset-based fees	265,554	—	—	265,554
Non-recurring	18,974	4,790	2,251	26,015
Total	$677,750	$368,719	$104,721	$1,151,190

	For the Three Months ended September 30, 2018
	Segments
	Index	Analytics	All Other	Total
Revenue Types
Recurring subscriptions	$121,285	$118,857	$27,234	$267,376
Asset-based fees	82,007	—	—	82,007
Non-recurring	6,902	1,041	608	8,551
Total	$210,194	$119,898	$27,842	$357,934

	For the Nine Months ended September 30, 2018
	Segments
	Index	Analytics	All Other	Total
Revenue Types
Recurring subscriptions	$354,116	$354,629	$86,185	$794,930
Asset-based fees	255,126	—	—	255,126
Non-recurring	15,800	3,375	3,065	22,240
Total	$625,042	$358,004	$89,250	$1,072,296

The table that follows presents the change in accounts receivable and in deferred revenue between the dates indicated (in thousands):

	Accounts receivable	Deferred revenue
Opening (12/31/2018)	$473,433	$537,977
Closing (09/30/2019)	409,519	479,371
Increase/(decrease)	$(63,914)	$(58,606)

The amount of revenue recognized in the period that was included in the opening current deferred revenue, which reflects contract liability amounts, was $464.3 million. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in the amortization of deferred revenue to operating revenues, partially offset by an increase in billings. MSCI had an insignificant long-term deferred revenue balance as of September 30, 2019, reflected as a part of “Other non-current liabilities” on its Unaudited Condensed Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
September 30,
2019
(in thousands)
First 12-month period	$301,420
Second 12-month period	167,628
Third 12-month period	61,866
Periods thereafter	24,577
Total	$555,491

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(in thousands, except per share data)
Net income	$136,983	$123,832	$440,865	$355,753

Basic weighted average common shares outstanding	84,765	88,796	84,591	89,323
Effect of dilutive securities:
Stock options and restricted stock units	785	2,576	942	2,520
Diluted weighted average common shares outstanding	85,550	91,372	85,533	91,843

Earnings per basic common share	$1.62	$1.39	$5.21	$3.98

Earnings per diluted common share	$1.60	$1.36	$5.15	$3.87

5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net consisted of the following as of the specified dates:

	As of
	September 30,	December 31,
	2019	2018
	(in thousands)
Computer & related equipment	$172,811	$200,414
Furniture & fixtures	12,157	12,033
Leasehold improvements	51,695	53,429
Work-in-process	9,823	10,506
Subtotal	246,486	276,382
Accumulated depreciation and amortization	(160,071)	(185,505)
Property, equipment and leasehold improvements, net	$86,415	$90,877

Depreciation and amortization expense of property, equipment and leasehold improvements was $7.2 million and $7.5 million for the three months ended September 30, 2019 and 2018, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $22.5 million and $23.0 million for the nine months ended September 30, 2019 and 2018, respectively.

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	All Other	Total
Goodwill at December 31, 2018	$1,203,404	$290,976	$51,381	$1,545,761
Foreign exchange translation adjustment	(1,041)	—	(642)	(1,683)
Goodwill at September 30, 2019	$1,202,363	$290,976	$50,739	$1,544,078

The Company completed its annual goodwill impairment test as of July 1, 2019 on its four reporting units, which are the same as its four operating segments, and no impairments were noted. The Company performed a step zero, qualitative impairment test on its four operating segments and determined that it was more likely than not that the fair value for each was not less than the carrying value.

Intangible Assets, Net

Amortization expense related to intangible assets for the three months ended September 30, 2019 and 2018 was $12.4 million and $11.7 million, respectively. The amortization expense of acquired intangible assets for the three months ended September 30, 2019 and 2018 was $8.6 million and $9.0 million, respectively. The amortization expense of internally developed capitalized software for the three months ended September 30, 2019 and 2018 was $3.8 million and $2.7 million, respectively.

Amortization expense related to intangible assets for the nine months ended September 30, 2019 and 2018 was $36.2 million and $42.6 million, respectively. The amortization expense of acquired intangible assets for the nine months ended September 30, 2019 and 2018 was $26.0 million and $35.2 million, respectively. The amortization expense of internally developed capitalized software for the nine months ended September 30, 2019 and 2018 was $10.2 million and $7.4 million, respectively.

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets were as follows:

	As of
	September 30,	December 31,
	2019	2018
	(in thousands)
Gross intangible assets:
Customer relationships	$356,700	$356,700
Trademarks/trade names	208,320	208,320
Technology/software	256,778	238,692
Proprietary data	28,627	28,627
Subtotal	850,425	832,339
Foreign exchange translation adjustment	(11,028)	(9,569)
Total gross intangible assets	$839,397	$822,770
Accumulated amortization:
Customer relationships	$(226,215)	$(209,867)
Trademarks/trade names	(131,580)	(123,345)
Technology/software	(209,262)	(198,974)
Proprietary data	(13,517)	(12,197)
Subtotal	(580,574)	(544,383)
Foreign exchange translation adjustment	3,119	2,416
Total accumulated amortization	$(577,455)	$(541,967)
Net intangible assets:
Customer relationships	$130,485	$146,833
Trademarks/trade names	76,740	84,975
Technology/software	47,516	39,718
Proprietary data	15,110	16,430
Subtotal	269,851	287,956
Foreign exchange translation adjustment	(7,909)	(7,153)
Total net intangible assets	$261,942	$280,803

The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2019 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder of 2019	$13,548
2020	51,525
2021	47,483
2022	39,738
2023	33,694
Thereafter	75,954
Total	$261,942

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

Senior Notes. The Company has issued an aggregate of $2,600.0 million in senior unsecured notes (collectively, the “Senior Notes”) in the four discrete private offerings presented in the following table:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
	Maturity Date	September 30, 2019	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in thousands)
Long-term debt
5.25% senior unsecured notes due 2024	November 15, 2024	$800,000	$793,934	$793,054	$827,104	$802,576
5.75% senior unsecured notes due 2025	August 15, 2025	800,000	793,801	793,016	842,432	807,088
4.75% senior unsecured notes due 2026	August 1, 2026	500,000	495,419	494,916	525,690	475,520
5.375% senior unsecured notes due 2027	May 15, 2027	500,000	495,005	494,516	536,960	489,745
Total long-term debt		$2,600,000	$2,578,159	$2,575,502	$2,732,186	$2,574,929

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

Revolver. On November 20, 2014, the Company entered into a $200.0 million senior unsecured revolving credit agreement (as amended, the “Revolving Credit Agreement”) with a syndicate of banks. The Revolving Credit Agreement had an initial term of five years with an option to extend for two additional one-year terms. On August 4, 2016, the Company entered into Amendment No. 1 (the “First Amendment”) to the Revolving Credit Agreement. The First Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $220.0 million, (ii) increased the maximum consolidated leverage ratio and (iii) extended the initial term to August 2021 with an option to extend for an additional one-year term. On May 15, 2018, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Revolving Credit Agreement. The Second Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $250.0 million, (ii) extended the term to May 2023 with an option to extend for an additional one-year term and (iii) decreased the applicable rate and applicable fee rate for loans and commitments. At September 30, 2019, the Revolving Credit Agreement was undrawn.

In connection with the closings of the Senior Notes offerings and entry into the Revolving Credit Agreement and the First and Second Amendments, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At September 30, 2019, $23.3 million of the deferred financing fees remain unamortized, $0.4 million of which is included in “Prepaid and other assets,” $1.1 million of which is included in “Other non-current assets” and $21.8 million of which is grouped and presented as part of “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

8. LEASES

MSCI leases office space, data centers and certain equipment under non-cancellable operating lease agreements and determines if an arrangement is a lease at inception. The Company’s leases have remaining lease terms of up to approximately 13 years. Some of these leases have options to extend which, if exercised, would extend the maximum term to approximately 23 years. Some of the leases also provide for early termination, the exercise of which would shorten the term of those leases by up to 5 years. The Company does not currently have any financing lease arrangements.

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

Under ASC Subtopic 842-10, the Company recognized a total of $7.2 million of operating lease expenses for the three months ended September 30, 2019 and $21.7 million of operating lease expenses for the nine months ended September 30, 2019. The amounts associated with variable lease costs, short-term lease costs and sublease income were not significant for both the three and nine months ended September 30, 2019.

For both the three and nine months ended September 30, 2018, the Company followed ASC Subtopic 840-10, “Leases,” which required the recognition of rent expense on a straight-line basis over the lease period. Rent expense for office space, including real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises, for the three and nine months ended September 30, 2018 was $6.0 million and $18.8 million, respectively.

Future minimum commitments for the Company’s operating leases accounted for in accordance with ASC Subtopic 842-10 in place as of September 30, 2019, the interest and other relevant line items in the Unaudited Condensed Consolidated Statement of Financial Condition are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2019	$5,417
2020	28,449
2021	26,232
2022	22,565
2023	21,931
After 2023	115,662
Total lease payments	$220,256
Less: Interest	(35,865)
Present value of lease liabilities	$184,391

Other accrued liabilities	$20,824
Long-term operating lease liabilities	$163,567

Future minimum commitments for the Company’s office leases accounted for in accordance with ASC Subtopic 840-10 in place as of December 31, 2018 were as follows:

Years Ending December 31,	Amount
(in thousands)
2019	$25,868
2020	24,619
2021	23,452
2022	21,832
2023	21,818
Thereafter	107,800
Total	$225,389

Lease term and discount rate for the Company’s operating leases in place as of September 30, 2019 are as follows:

As of
September 30,
Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years)	9.93
Weighted-average discount rate	3.50%

Other information for the Company’s operating leases in place for the nine months ended September 30, 2019 are as follows:

Nine Months Ended
Other Information	September 30,
(in thousands)	2019
Operating cash flows from operating leases	$22,573
Leased assets obtained in exchange for new operating lease liabilities(1)	$205,202

(1) Includes the adjustment upon adoption of ASU 2016-02 of $197.5 million for leases recorded on January 1, 2019.

9. SHAREHOLDERS’ EQUITY (DEFICIT)

Return of capital.

On October 26, 2016, the Board of Directors approved a stock repurchase program for the purchase of up to $750.0 million worth of shares of the Company’s common stock (together with the amount then remaining under a previously existing share repurchase program, the “2016 Repurchase Program”).

On May 1, 2018, the Board of Directors authorized an additional stock repurchase program for the purchase of up to $1.0 billion worth of shares of the Company’s common stock (together with the $523.1 million of authorization then remaining under the 2016 Repurchase Program, the “2018 Repurchase Program”). Share repurchases made pursuant to the 2018 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of September 30, 2019, there was $706.1 million of available authorization remaining under the 2018 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Nine Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
September 30, 2019	$147.97	690	$102,081
September 30, 2018	$149.82	1,794	$268,850

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share amounts)	Per Share	Declared	Distributed	(Released)/Deferred
2019
Three Months Ended March 31,	$0.58	$55,339	$57,988	$(2,649)
Three Months Ended June 30,	0.58	49,613	49,365	248
Three Months Ended September 30,	0.68	58,176	57,882	294
Total	$1.84	$163,128	$165,235	$(2,107)

2018
Three Months Ended March 31,	$0.38	$34,848	$34,900	$(52)
Three Months Ended June 30,	0.38	34,254	33,935	319
Three Months Ended September 30,	0.58	52,263	51,763	500
Total	$1.34	$121,365	$120,598	$767

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased during the nine months ended September 30, 2019:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2018	130,029,926	(45,855,788)	84,174,138
Dividend payable/paid	502	(158)	344
Common stock issued and exercise of stock options	2,234,596	—	2,234,596
Shares withheld for tax withholding and exercises	—	(1,044,186)	(1,044,186)
Shares repurchased under stock repurchase programs	—	(689,891)	(689,891)
Shares issued to directors	—	—	—
Balance at March 31, 2019	132,265,024	(47,590,023)	84,675,001
Dividend payable/paid	136	(136)	—
Common stock issued and exercise of stock options	25,521	—	25,521
Shares withheld for tax withholding and exercises	—	(6,773)	(6,773)
Shares repurchased under stock repurchase programs	—	—	—
Shares issued to directors	1,277	(403)	874
Balance at June 30, 2019	132,291,958	(47,597,335)	84,694,623
Dividend payable/paid	154	(154)	—
Common stock issued and exercise of stock options	17,101	—	17,101
Shares withheld for tax withholding and exercises	—	(4,479)	(4,479)
Shares repurchased under stock repurchase programs	—	—	—
Shares issued to directors	—	—	—
Balance at September 30, 2019	132,309,213	(47,601,968)	84,707,245

10. INCOME TAXES

The Company’s provision for income taxes was $15.9 million and $86.9 million for the nine months ended September 30, 2019 and 2018, respectively. These amounts reflect effective tax rates of 3.5% and 19.6% for the nine months ended September 30, 2019 and 2018, respectively.

The effective tax rate of 3.5% for the nine months ended September 30, 2019 reflects the Company’s estimate of the effective tax rate for the period which was impacted by certain favorable discrete items totaling $82.7 million. These discrete items primarily relate to $66.6 million of excess tax benefits recognized upon vesting during the period of certain multi-year restricted stock units that were subject to the achievement of multi-year total shareholder return targets (performance targets subject to market conditions) granted in 2016 (“2016 multi-year MSUs”) and $10.8 million of excess tax benefits on other share-based compensation recognized during the period. In addition, the effective tax rate was also impacted by a beneficial geographic mix of earnings.

The effective tax rate of 19.6% for the nine months ended September 30, 2018 reflected the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $19.0 million. These discrete items primarily relate to $8.8 million of excess tax benefits on share-based compensation recognized during the period and $11.8 million relate to the release of a valuation allowance previously recorded on capital loss carryforwards. The Company recognized $7.8 million of the release of the valuation allowance in the three months ended September 30, 2018 due to the execution of the agreement to sell Investor Force Holdings, Inc. (“InvestorForce”) in July 2018 and $4.0 million of the release of the valuation allowance in April 2018 related to the Financial Engineering Associates, Inc. (“FEA”) divestiture, which was used to offset the capital gain realized on the FEA divestiture. The discrete items also include a $1.6 million net adjustment benefit relating to the adjustment resulting from the Company’s provisional accounting for the effects of the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (“Tax Reform”).

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

The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. As part of the Company’s periodic review of unrecognized tax benefits and based on new information regarding the status of federal and state examinations, the Company’s unrecognized tax benefits were remeasured. Based on the current status of income tax audits, the total amount of unrecognized benefits may decrease by approximately $6.0 million in the next twelve months as a result of the resolution of tax examinations.

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

The Company’s computation of segment Adjusted EBITDA may not be comparable to other similarly-titled measures computed by other companies because all companies do not calculate segment Adjusted EBITDA in the same fashion.

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

The Analytics operating segment offers risk management, performance attribution and portfolio management content, applications and services that provide clients with an integrated view of risk and return and an analysis of market, credit, liquidity and counterparty risk across all major asset classes, spanning short, medium and long-term time horizons. Clients access Analytics content through MSCI’s own proprietary applications and application programming interfaces, or through third party applications or directly on their own platforms. The Analytics operating segment also provides various managed services to help clients operate more efficiently as well as to address the needs of certain specialized areas of the investment community by providing a reporting service and performance reporting tools to institutional consultants and investors in hedge funds.

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

The following table presents operating revenue by reportable segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Operating revenues
Index	$237,427	$210,194	$677,750	$625,042
Analytics	123,603	119,898	368,719	358,004
All Other	33,221	27,842	104,721	89,250
Total	$394,251	$357,934	$1,151,190	$1,072,296

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Index Adjusted EBITDA	$177,680	$154,477	$493,806	$457,923
Analytics Adjusted EBITDA	37,797	37,046	113,266	106,966
All Other Adjusted EBITDA	5,312	4,014	23,220	17,782
Total operating segment profitability	220,789	195,537	630,292	582,671
2016 multi-year MSUs grant payroll tax expense	—	—	15,389	—
Amortization of intangible assets	12,361	11,681	36,167	42,556
Depreciation and amortization of property, equipment and leasehold improvements	7,209	7,453	22,464	23,035
Operating income	201,219	176,403	556,272	517,080
Other expense (income), net	32,471	29,557	99,487	74,473
Provision for income taxes	31,765	23,014	15,920	86,854
Net income	$136,983	$123,832	$440,865	$355,753

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Operating revenues
Americas:
United States	$177,154	$167,415	$516,568	$498,270
Other	15,878	15,118	48,669	43,529
Total Americas	193,032	182,533	565,237	541,799

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	60,856	52,997	174,984	159,699
Other	80,022	69,602	237,745	218,999
Total EMEA	140,878	122,599	412,729	378,698

Asia & Australia:
Japan	18,171	16,572	52,838	48,941
Other	42,170	36,230	120,386	102,858
Total Asia & Australia	60,341	52,802	173,224	151,799

Total	$394,251	$357,934	$1,151,190	$1,072,296

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	September 30,	December 31,
	2019	2018
	(in thousands)
Long-lived assets
Americas:
United States	$1,784,628	$1,803,321
Other	6,397	6,560
Total Americas	1,791,025	1,809,881

EMEA:
United Kingdom	76,431	80,039
Other	16,948	19,369
Total EMEA	93,379	99,408

Asia & Australia:
Japan	378	411
Other	7,653	7,741
Total Asia & Australia	8,031	8,152

Total	$1,892,435	$1,917,441

12. SUBSEQUENT EVENTS

On October 2, 2019, MSCI completed the acquisition of Carbon Delta AG (“Carbon Delta”), an environmental fintech and data analytics firm specializing in climate change scenario analysis for approximately $18.0 million in cash. Carbon Delta will be part of ESG within the All Other segment. The impact of this acquisition is not material to the All Other segment or the Company as a whole.

On October 29, 2019, the Board of Directors authorized a stock repurchase program for the purchase of up to $750.0 million worth of shares of the Company’s common stock which will be aggregated with the $706.1 million of authorization remaining under the 2018 Repurchase Program as of September 30, 2019.

On October 29, 2019, the Board of Directors declared a quarterly cash dividend of $0.68 per share for the three months ending December 31, 2019 (“fourth quarter 2019”). The fourth quarter 2019 dividend is payable on November 27, 2019 to shareholders of record as of the close of trading on November 15, 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MSCI Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated statement of financial condition of MSCI Inc. and its subsidiaries (the “Company”) as of September 30, 2019, and the related condensed consolidated statements of income, of comprehensive income and of shareholders’ equity (deficit) for the three-month and nine-month periods ended September 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2019

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

As of September 30, 2019, we had over 7,000 clients across more than 85 countries. To calculate the number of clients, we use the shipping address of the ultimate customer utilizing the product, which counts affiliates, user locations or business units within a single organization as separate clients. If we aggregate all related clients under their respective parent entity, the number of clients would be over 4,000, as of September 30, 2019. As of September 30, 2019, we had offices in more than 30 cities across more than 20 countries to help serve our diverse client base, with 49.1% of our revenues coming from clients in the Americas, 35.9% in EMEA and 15.0% in Asia and Australia.

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

The discussion of our results of operations for the three and nine months ended September 30, 2019 and 2018 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

The following table presents the results of operations for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$394,251	$357,934	$36,317	10.1%
Operating expenses:
Cost of revenues	70,486	70,906	(420)	(0.6%)
Selling and marketing	52,107	46,149	5,958	12.9%
Research and development	24,310	20,591	3,719	18.1%
General and administrative	26,559	24,751	1,808	7.3%
Amortization of intangible assets	12,361	11,681	680	5.8%
Depreciation and amortization of property, equipment and leasehold improvements	7,209	7,453	(244)	(3.3%)
Total operating expenses	193,032	181,531	11,501	6.3%
Operating income	201,219	176,403	24,816	14.1%
Other expense (income), net	32,471	29,557	2,914	9.9%
Income before provision for income taxes	168,748	146,846	21,902	14.9%
Provision for income taxes	31,765	23,014	8,751	38.0%
Net income	$136,983	$123,832	$13,151	10.6%

Earnings per basic common share	$1.62	$1.39	$0.23	16.5%

Earnings per diluted common share	$1.60	$1.36	$0.24	17.6%

Operating margin	51.0%	49.3%

Operating Revenues

Our revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group revenues by major product or reportable segment as follows: Index, Analytics and All Other, which includes the ESG and Real Estate product lines.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$288,108	$267,376	$20,732	7.8%
Asset-based fees	96,013	82,007	14,006	17.1%
Non-recurring	10,130	8,551	1,579	18.5%

Total operating revenues	$394,251	$357,934	$36,317	10.1%

Total operating revenues grew 10.1% to $394.3 million for the three months ended September 30, 2019 compared to $357.9 million for the three months ended September 30, 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 10.4% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Revenues from recurring subscriptions increased 7.8% to $288.1 million for the three months ended September 30, 2019 compared to $267.4 million for the three months ended September 30, 2018, primarily driven by growth in Index products, which increased $12.1 million, or 10.0%, growth in ESG products, which increased $4.2 million, or 22.7%, and growth in Analytics products, which increased $3.3 million, or 2.7%. Adjusting for the impact of foreign currency exchange rate fluctuations, revenues from recurring subscriptions would have increased 8.0% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Revenues from asset-based fees increased 17.1% to $96.0 million for the three months ended September 30, 2019 compared to $82.0 million for the three months ended September 30, 2018. The increase in asset-based fees was driven by strong growth across all types of index-linked investment products, including an increase in revenues from exchange traded futures and options contracts linked to MSCI indexes, primarily driven by approximately $5.0 million in additional fees associated with prior periods attributed to a retrospective price increase from a renegotiated contract entered into during the three months ended September 30, 2019. In addition, revenue growth from ETFs linked to MSCI indexes was driven by a 7.3% increase in average AUM, partially offset by the impact of a change in product mix. Revenues from non-ETF passive products linked to MSCI indexes increase was primarily driven by an increased contribution from higher fee products. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2018				2019
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
AUM in ETFs linked to MSCI indexes(1), (2), (3)	$764.9	$744.7	$765.5	$695.6	$802.2	$819.3	$815.0

Sequential Change in Value
Market Appreciation/(Depreciation)	$(11.7)	$(19.4)	$15.6	$(94.7)	$78.3	$14.9	$(9.2)
Cash Inflows	32.3	(0.8)	5.2	24.8	28.3	2.2	4.9
Total Change	$20.6	$(20.2)	$20.8	$(69.9)	$106.6	$17.1	$(4.3)

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average
	2018				2019
(in billions)	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI indexes(1), (2), (3)	$779.5	$776.5	$755.8	$717.1	$766.0	$811.4	$810.9

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

For the three months ended September 30, 2019, the average value of AUM in ETFs linked to MSCI equity indexes was $810.9 billion, up $55.1 billion, or 7.3%, from $755.8 billion for the three months ended September 30, 2018.

Non-recurring revenues increased 18.5% to $10.1 million for the three months ended September 30, 2019 compared to $8.6 million for the three months ended September 30, 2018, primarily driven by growth in Index products, which increased $1.1 million, or 16.1%.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$133,403	$121,285	$12,118	10.0%
Asset-based fees	96,013	82,007	14,006	17.1%
Non-recurring	8,011	6,902	1,109	16.1%
Index total	237,427	210,194	27,233	13.0%

Analytics
Recurring subscriptions	122,120	118,857	3,263	2.7%
Non-recurring	1,483	1,041	442	42.5%
Analytics total	123,603	119,898	3,705	3.1%

All Other
Recurring subscriptions	32,585	27,234	5,351	19.6%
Non-recurring	636	608	28	4.6%
All Other total	33,221	27,842	5,379	19.3%
Total operating revenues	$394,251	$357,934	$36,317	10.1%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$70,486	$70,906	$(420)	(0.6%)
Selling and marketing	52,107	46,149	5,958	12.9%
Research and development	24,310	20,591	3,719	18.1%
General and administrative	26,559	24,751	1,808	7.3%
Amortization of intangible assets	12,361	11,681	680	5.8%
Depreciation and amortization of property, equipment and leasehold improvements	7,209	7,453	(244)	(3.3%)
Total operating expenses	$193,032	$181,531	$11,501	6.3%

Total operating expenses increased 6.3% to $193.0 million for the three months ended September 30, 2019 compared to $181.5 million for the three months ended September 30, 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating expenses would have increased 7.6% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Cost of Revenues

Cost of revenues expenses consist of costs related to the production and servicing of our products and services and primarily includes related information technology costs, including data center, platform and infrastructure costs; costs to acquire, produce and maintain market data information; costs of research to support and maintain existing products; costs of product management teams; costs of client service and consultant teams to support customer needs; as well as other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs. Cost of revenues of $70.5 million for the three months ended September 30, 2019 remained consistent compared to the three months ended September 30, 2018.

Selling and Marketing

Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations. Selling and marketing expenses increased 12.9% to $52.1 million for the three months ended September 30, 2019 compared to $46.1 million for the three months ended September 30, 2018, reflecting increases across all three reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and incentive compensation, as well as increases in non-compensation costs, including marketing costs, professional fees and occupancy costs.

Research and Development

R&D expenses consist of the costs to develop new or enhance existing products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support associated with these efforts. R&D expenses increased 18.1% to $24.3 million for the three months ended September 30, 2019 compared to $20.6 million for the three months ended September 30, 2018, reflecting higher investments across all three reportable segments. The change was driven by increases in non-compensation costs, including professional fees, information technology costs, travel and entertainment costs and occupancy costs, as well as increases in compensation and benefits costs, primarily relating to higher incentive compensation and benefits.

General and Administrative

G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service. G&A expenses increased 7.3% to $26.6 million for the three months ended September 30, 2019 compared to $24.8 million for the three months ended September 30, 2018, reflecting increases across all three reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries, as well as increases in non-compensation costs.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$122,009	$116,297	$5,712	4.9%
Non-compensation expenses	51,453	46,100	5,353	11.6%
Amortization of intangible assets	12,361	11,681	680	5.8%
Depreciation and amortization of property, equipment and leasehold improvements	7,209	7,453	(244)	(3.3%)
Total operating expenses	$193,032	$181,531	$11,501	6.3%

Compensation and benefits costs are our most significant expense and typically represent more than 60% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 3,358 and 3,121 employees as of September 30, 2019 and 2018, respectively, reflecting a 7.6% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of September 30, 2019, 63.3% of our employees were located in emerging market centers compared to 60.1% as of September 30, 2018.

Compensation and benefits costs increased 4.9% to $122.0 million for the three months ended September 30, 2019 compared to $116.3 million for the three months ended September 30, 2018, primarily driven by higher incentive compensation and wages and salaries.

Non-compensation expenses increased 11.6% to $51.5 million for the three months ended September 30, 2019 compared to $46.1 million for the three months ended September 30, 2018, primarily driven by higher professional fees, marketing costs, recruiting costs and occupancy costs.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and internal capitalized software projects recognized over their estimated useful lives. Amortization of intangible assets expense increased 5.8% to $12.4 million for the three months ended September 30, 2019 compared to $11.7 million for the three months ended September 30, 2018, primarily driven by higher amortization of internally developed capitalized software, partially offset by the absence of amortization following the October 2018 InvestorForce divestiture.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of furniture and fixtures, computer and related equipment and leasehold improvements over the estimated useful life of the assets. Depreciation and amortization of property, equipment and leasehold improvements of $7.2 million for the three months ended September 30, 2019 remained consistent compared to the three months ended September 30, 2018.

Other Expense (Income), Net

Other expense (income), net increased 9.9% to $32.5 million for the three months ended September 30, 2019 compared to $29.6 million for the three months ended September 30, 2018. The increase in net expenses was primarily driven by lower interest income associated with lower yields on lower cash balances.

Income Taxes

The Company’s provision for income taxes was $31.8 million and $23.0 million for the three months ended September 30, 2019 and 2018, respectively. These amounts reflect effective tax rates of 18.8% and 15.7% for the three months ended September 30, 2019 and 2018, respectively.

The effective tax rate of 18.8% for the three months ended September 30, 2019 reflects the Company’s estimate of the effective tax rate for the period which was impacted by $4.1 million of discrete tax benefits related to the resolution of certain prior years’ items. In addition, the effective tax rate was also impacted by a beneficial geographic mix of earnings and lower anticipated taxes on repatriation of foreign earnings.

The effective tax rate of 15.7% for the three months ended September 30, 2018 reflected the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $10.4 million. The three months ended September 30, 2018, reflects the impact of the release of a $7.8 million valuation allowance previously recorded on capital loss carryforwards. The release of the valuation allowance was triggered by the execution of the agreement to sell InvestorForce in July 2018.

Net Income

As a result of the factors described above, net income for the three months ended September 30, 2019 increased 10.6% to $137.0 million compared to $123.8 million for the three months ended September 30, 2018.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic and diluted earnings per share decreased by 4.5% and 6.4%, respectively, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decreases primarily reflect the impact of share repurchases made prior to March 31, 2019 pursuant to the 2016 and 2018 Repurchase Programs and the vesting of the restricted stock units that were included in the dilutive share count in the prior year.

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

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues	$394,251	$357,934	$36,317	10.1%
Adjusted EBITDA expenses	173,462	162,397	11,065	6.8%
Adjusted EBITDA	$220,789	$195,537	$25,252	12.9%
Adjusted EBITDA margin %	56.0%	54.6%
Operating margin %	51.0%	49.3%

Adjusted EBITDA increased 12.9% to $220.8 million for the three months ended September 30, 2019 compared to $195.5 million for the three months ended September 30, 2018. Adjusted EBITDA margin increased to 56.0% for the three months ended September 30, 2019 compared to 54.6% for the three months ended September 30, 2018.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018
	(in thousands)
Index Adjusted EBITDA	$177,680	$154,477
Analytics Adjusted EBITDA	37,797	37,046
All Other Adjusted EBITDA	5,312	4,014
Consolidated Adjusted EBITDA	220,789	195,537
Amortization of intangible assets	12,361	11,681
Depreciation and amortization of property, equipment and leasehold improvements	7,209	7,453
Operating income	201,219	176,403
Other expense (income), net	32,471	29,557
Provision for income taxes	31,765	23,014
Net income	$136,983	$123,832

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018
	(in thousands)
Index Adjusted EBITDA expenses	$59,747	$55,717
Analytics Adjusted EBITDA expenses	85,806	82,852
All Other Adjusted EBITDA expenses	27,909	23,828
Consolidated Adjusted EBITDA expenses	173,462	162,397
Amortization of intangible assets	12,361	11,681
Depreciation and amortization of property, equipment and leasehold improvements	7,209	7,453
Total operating expenses	$193,032	$181,531

The discussion of the segment results for the three months ended September 30, 2019 and 2018 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$133,403	$121,285	$12,118	10.0%
Asset-based fees	96,013	82,007	14,006	17.1%
Non-recurring	8,011	6,902	1,109	16.1%
Operating revenues total	237,427	210,194	27,233	13.0%
Adjusted EBITDA expenses	59,747	55,717	4,030	7.2%
Adjusted EBITDA	$177,680	$154,477	$23,203	15.0%
Adjusted EBITDA margin %	74.8%	73.5%

Revenues related to Index products increased 13.0% to $237.4 million for the three months ended September 30, 2019 compared to $210.2 million for the three months ended September 30, 2018.

Recurring subscriptions were up 10.0% to $133.4 million for the three months ended September 30, 2019 compared to $121.3 million for the three months ended September 30, 2018. The increase was driven by strong growth in factor and ESG index products and growth in core developed market modules and index level products. Adjusting for the impact of foreign currency exchange rate fluctuations, revenues from recurring subscriptions would have increased 9.9% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Revenues from asset-based fees increased 17.1% to $96.0 million for the three months ended September 30, 2019 compared to $82.0 million for the three months ended September 30, 2018. The increase in asset-based fees was driven by strong growth across all types of index-linked investment products, including an increase in revenues from exchange traded futures and options contracts linked to MSCI indexes, primarily driven by approximately $5.0 million in additional fees associated with prior periods attributed to a retrospective price increase from a renegotiated contract entered into during the three months ended September 30, 2019. In addition, revenue growth from ETFs linked to MSCI indexes was driven by a 7.3% increase in average AUM, partially offset by the impact of a change in product mix. The revenues from non-ETF passive products linked to MSCI indexes increase was primarily driven by an increased contribution from higher fee products. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

Non-recurring revenues were up 16.1% to $8.0 million for the three months ended September 30, 2019 compared to $6.9 million for the three months ended September 30, 2018.

Index segment Adjusted EBITDA expenses increased 7.2% to $59.7 million for the three months ended September 30, 2019 compared to $55.7 million for the three months ended September 30, 2018, reflecting higher expenses across all expense activity categories to fund current and future revenue growth. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 8.6% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$122,120	$118,857	$3,263	2.7%
Non-recurring	1,483	1,041	442	42.5%
Operating revenues total	123,603	119,898	3,705	3.1%
Adjusted EBITDA expenses	85,806	82,852	2,954	3.6%
Adjusted EBITDA	$37,797	$37,046	$751	2.0%
Adjusted EBITDA margin %	30.6%	30.9%

Analytics segment revenues increased 3.1% to $123.6 million for the three months ended September 30, 2019 compared to $119.9 million for the three months ended September 30, 2018. The increase was primarily driven by strong growth in Multi-Asset Class Analytics products and the timing of client implementations, partially offset by the October 2018 InvestorForce divestiture. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment revenues would have increased 2.9% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Adjusting for foreign currency exchange rate fluctuations and excluding the impact of the InvestorForce divestiture, Analytics segment revenues would have increased 6.9% for the three months ended September 30, 2019.

Analytics segment Adjusted EBITDA expenses increased 3.6% to $85.8 million for the three months ended September 30, 2019 compared to $82.9 million for the three months ended September 30, 2018, primarily driven by higher expenses across the selling and marketing and R&D expense activity categories, partially offset by lower expenses across the cost of revenues expense activity category. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 4.8% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$32,585	$27,234	$5,351	19.6%
Non-recurring	636	608	28	4.6%
Operating revenues total	33,221	27,842	5,379	19.3%
Adjusted EBITDA expenses	27,909	23,828	4,081	17.1%
Adjusted EBITDA	$5,312	$4,014	$1,298	32.3%
Adjusted EBITDA margin %	16.0%	14.4%

All Other segment revenues increased 19.3% to $33.2 million for the three months ended September 30, 2019 compared to $27.8 million for the three months ended September 30, 2018. The increase in All Other revenues was driven by a $4.2 million, or 22.6%, increase in ESG revenues to $22.7 million and a $1.2 million, or 12.8%, increase in Real Estate revenues to $10.5 million. The increase in ESG revenues was driven by strong growth in the ESG Ratings products and the ESG Screening products. The increase in Real Estate revenues was primarily driven by strong growth in Enterprise Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG revenues would have increased 26.1%, All Other operating revenues would have increased 23.3% and Real Estate revenues would have increased 17.8% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

All Other segment Adjusted EBITDA expenses increased 17.1% to $27.9 million for the three months ended September 30, 2019 compared to $23.8 million for the three months ended September 30, 2018, driven by higher expenses attributable to both ESG and Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 18.9% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following table presents the results of operations for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$1,151,190	$1,072,296	$78,894	7.4%
Operating expenses:
Cost of revenues	224,807	213,578	11,229	5.3%
Selling and marketing	159,812	139,974	19,838	14.2%
Research and development	71,234	61,099	10,135	16.6%
General and administrative	80,434	74,974	5,460	7.3%
Amortization of intangible assets	36,167	42,556	(6,389)	(15.0%)
Depreciation and amortization of property, equipment and leasehold improvements	22,464	23,035	(571)	(2.5%)
Total operating expenses	594,918	555,216	39,702	7.2%
Operating income	556,272	517,080	39,192	7.6%
Other expense (income), net	99,487	74,473	25,014	33.6%
Income from continuing operations before provision for income taxes	456,785	442,607	14,178	3.2%
Provision for income taxes	15,920	86,854	(70,934)	(81.7%)
Net income	$440,865	$355,753	$85,112	23.9%

Earnings per basic common share	$5.21	$3.98	$1.23	30.9%

Earnings per diluted common share	$5.15	$3.87	$1.28	33.1%

Operating margin	48.3%	48.2%

The following table presents operating revenues by type for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$859,621	$794,930	$64,691	8.1%
Asset-based fees	265,554	255,126	10,428	4.1%
Non-recurring	26,015	22,240	3,775	17.0%

Total operating revenues	$1,151,190	$1,072,296	$78,894	7.4%

Total operating revenues grew 7.4% to $1,151.2 million for the nine months ended September 30, 2019 compared to $1,072.3 million for the nine months ended September 30, 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 7.8% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Revenues from recurring subscriptions increased 8.1% to $859.6 million for the nine months ended September 30, 2019 compared to $794.9 million for the nine months ended September 30, 2018, primarily driven by growth in Index products, which increased $39.1 million, or 11.0%, and growth in All Other products, which increased $16.3 million, or 18.9%. Adjusting for the impact of foreign currency exchange rate fluctuations, revenues from recurring subscriptions would have increased 8.6% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Revenues from asset-based fees increased 4.1% to $265.6 million for the nine months ended September 30, 2019 compared to $255.1 million for the nine months ended September 30, 2018. The increase in asset-based fees was primarily driven by an increase in revenues from exchange traded futures and options contracts linked to MSCI indexes. The increase in revenues from futures and options contracts was primarily driven by approximately $5.0 million in additional fees associated with prior periods attributed to a retrospective price increase from a renegotiated contract entered into during the nine months ended September 30, 2019. The increase was also driven by higher revenues from non-ETF passive products linked to MSCI indexes, partially offset by lower revenues from ETFs linked to MSCI indexes. This decline was driven by the impact of a change in product mix, partially offset by a 3.3% increase in average AUM. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the year-to-date periods indicated:

	Year-to-Date Average(1)
	2018				2019
(in billions)	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI indexes(1), (2), (3)	$779.5	$778.0	$770.6	$757.2	$766.0	$788.7	$796.1

(1)

For additional information on AUM amounts presented in this table, please refer to the footnotes in the tables presenting AUM in ETFs linked to MSCI indexes for “Period Ended” and “Quarterly Average” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations—Operating Revenues.”

For the nine months ended September 30, 2019, the average value of AUM in ETFs linked to MSCI equity indexes was $796.1 billion, up $25.5 billion, or 3.3%, from $770.6 billion for the nine months ended September 30, 2018.

Non-recurring revenues increased 17.0% to $26.0 million for the nine months ended September 30, 2019, compared to $22.2 million for the nine months ended September 30, 2018, primarily driven by growth in Index products, which increased $3.2 million, or 20.1%.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$393,222	$354,116	$39,106	11.0%
Asset-based fees	265,554	255,126	10,428	4.1%
Non-recurring	18,974	15,800	3,174	20.1%
Index total	677,750	625,042	52,708	8.4%

Analytics
Recurring subscriptions	363,929	354,629	9,300	2.6%
Non-recurring	4,790	3,375	1,415	41.9%
Analytics total	368,719	358,004	10,715	3.0%

All Other
Recurring subscriptions	102,470	86,185	16,285	18.9%
Non-recurring	2,251	3,065	(814)	(26.6%)
All Other total	104,721	89,250	15,471	17.3%
Total operating revenues	$1,151,190	$1,072,296	$78,894	7.4%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

The following table presents operating expenses by activity category for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$224,807	$213,578	$11,229	5.3%
Selling and marketing	159,812	139,974	19,838	14.2%
Research and development	71,234	61,099	10,135	16.6%
General and administrative	80,434	74,974	5,460	7.3%
Amortization of intangible assets	36,167	42,556	(6,389)	(15.0%)
Depreciation and amortization of property, equipment and leasehold improvements	22,464	23,035	(571)	(2.5%)
Total operating expenses	$594,918	$555,216	$39,702	7.2%

Total operating expenses increased 7.2% to $594.9 million for the nine months ended September 30, 2019 compared to $555.2 million for the nine months ended September 30, 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating expenses would have increased 9.2% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Cost of Revenues

Cost of revenues increased 5.3% to $224.8 million for the nine months ended September 30, 2019 compared to $213.6 million for the nine months ended September 30, 2018, reflecting increases across the Index and the All Other reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to $7.0 million of payroll tax expense associated with the vesting of the 2016 multi-year MSUs in the current period, and higher incentive compensation, partially offset by lower wages and salaries, as well as increases in non-compensation costs, including professional fees.

Selling and Marketing

Selling and marketing expenses increased 14.2% to $159.8 million for the nine months ended September 30, 2019 compared to $140.0 million for the nine months ended September 30, 2018, reflecting increases across all three reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to $4.5 million of payroll tax expense associated with the vesting of the 2016 multi-year MSUs in the current period, and higher wages and salaries, severance costs and incentive compensation, as well as increases in non-compensation costs, including marketing costs, professional fees and recruiting costs.

Research and Development

R&D expenses increased 16.6% to $71.2 million for the nine months ended September 30, 2019 compared to $61.1 million for the nine months ended September 30, 2018, reflecting higher investments across all three reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation and benefits costs, including $0.3 million of payroll tax expense associated with the vesting of the 2016 multi-year MSUs in the current period. Additionally, there were increases in non-compensation costs, including professional fees, information technology costs, recruiting costs and travel and entertainment costs.

General and Administrative

G&A expenses increased 7.3% to $80.4 million for the nine months ended September 30, 2019 compared to $75.0 million for the nine months ended September 30, 2018, reflecting increases across the Index and the All Other reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to $3.5 million of payroll tax expense associated with the vesting of the 2016 multi-year MSUs in the current period, and higher wages and salaries, offset, in part, by lower incentive compensation. Partially offsetting the increase in compensation and benefits costs was lower non-compensation costs, including non-income taxes.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$388,496	$350,903	$37,593	10.7%
Non-compensation expenses	147,791	138,722	9,069	6.5%
Amortization of intangible assets	36,167	42,556	(6,389)	(15.0%)
Depreciation and amortization of property, equipment and leasehold improvements	22,464	23,035	(571)	(2.5%)
Total operating expenses	$594,918	$555,216	$39,702	7.2%

Compensation and benefits costs increased 10.7% to $388.5 million for the nine months ended September 30, 2019 compared to $350.9 million for the nine months ended September 30, 2018, primarily driven by $15.4 million of payroll tax expense associated with the vesting of the 2016 multi-year MSUs in the current period, higher incentive compensation and benefit and severance costs.

Non-compensation expenses increased 6.5% to $147.8 million for the nine months ended September 30, 2019 compared to $138.7 million for the nine months ended September 30, 2018, primarily driven by higher costs relating to professional fees, marketing costs, recruiting costs, travel and entertainment costs and personnel related costs, partially offset by lower non-income taxes.

Amortization of Intangible Assets

Amortization of intangible assets expense decreased 15.0% to $36.2 million for the nine months ended September 30, 2019 compared to $42.6 million for the nine months ended September 30, 2018, primarily driven by the absence of amortization following the write-off of the IPD tradename used by the Real Estate segment during the nine months ended September 30, 2018 and the October 2018 InvestorForce divestiture, partially offset by higher amortization of internally developed capitalized software.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements decreased 2.5% to $22.5 million for the nine months ended September 30, 2019 compared to $23.0 million for the nine months ended September 30, 2018. The decrease was primarily the result of certain data center assets and network licenses becoming fully depreciated.

Other Expense (Income), Net

Other expense (income), net increased 33.6% to $99.5 million for the nine months ended September 30, 2019 compared to $74.5 million for the nine months ended September 30, 2018. The increase was primarily driven by the gain realized from the Financial Engineering Associates, Inc. (“FEA”) divestiture, which occurred in April 2018, and higher interest expense associated with higher outstanding debt and higher foreign currency exchange losses.

Income Taxes

The Company’s provision for income taxes was a benefit of $15.9 million and $86.9 million for the nine months ended September 30, 2019 and 2018, respectively. These amounts reflect effective tax rates of 3.5% and 19.6% for the nine months ended September 30, 2019 and 2018, respectively.

The effective tax rate of 3.5% for the nine months ended September 30, 2019 reflects the Company’s estimate of the effective tax rate for the period which was impacted by certain favorable discrete items totaling $82.7 million. These discrete items primarily relate to $66.6 million of excess tax benefits recognized upon vesting during the period of the 2016 multi-year MSUs and $10.8 million of excess tax benefits on other share-based compensation recognized during the period. In addition, the effective tax rate was also impacted by a beneficial geographic mix of earnings.

The effective tax rate of 19.6% for the nine months ended September 30, 2018 reflected the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $19.0 million that decreased the Company’s effective tax rate by 3.4 percentage points. These discrete items included $8.8 million of excess tax benefits related to stock-based compensation and $11.8 related to the release of a valuation allowance previously recorded on capital loss carryforwards. We recognized $7.8 million of the release of the valuation allowance in the three months ended September 30, 2018 due to the execution of the agreement to sell InvestorForce in July 2018 and $4.0 million of the release of the valuation allowance in April 2018 related to the FEA divestiture.

Net Income

As a result of the factors described above, net income for the nine months ended September 30, 2019 increased 23.9% to $440.9 million compared to $355.8 million for the nine months ended September 30, 2018.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic and diluted earnings per share decreased by 5.3% and 6.9%, respectively, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decreases primarily reflect the impact of share repurchases made prior to March 31, 2019 pursuant to the 2016 and 2018 Repurchase Programs and the vesting of the restricted stock units that were included in the dilutive share count in the prior year.

Adjusted EBITDA

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues	$1,151,190	$1,072,296	$78,894	7.4%
Adjusted EBITDA expenses	520,898	489,625	31,273	6.4%
Adjusted EBITDA	$630,292	$582,671	$47,621	8.2%
Adjusted EBITDA margin %	54.8%	54.3%
Operating margin %	48.3%	48.2%

Adjusted EBITDA increased 8.2% to $630.3 million for the nine months ended September 30, 2019 compared to $582.7 million for the nine months ended September 30, 2018. Adjusted EBITDA margin slightly increased to 54.8% for the nine months ended September 30, 2019 compared to 54.3% for the nine months ended September 30, 2018. The increase in Adjusted EBITDA margin reflects a higher rate of growth in operating revenues as compared to the rate of growth of Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Index Adjusted EBITDA	$493,806	$457,923
Analytics Adjusted EBITDA	113,266	106,966
All Other Adjusted EBITDA	23,220	17,782
Consolidated Adjusted EBITDA	630,292	582,671
2016 multi-year MSUs grant payroll tax expense	15,389	—
Amortization of intangible assets	36,167	42,556
Depreciation and amortization of property, equipment and leasehold improvements	22,464	23,035
Operating income	556,272	517,080
Other expense (income), net	99,487	74,473
Provision for income taxes	15,920	86,854
Net income	$440,865	$355,753

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Index Adjusted EBITDA expenses	$183,944	$167,119
Analytics Adjusted EBITDA expenses	255,453	251,038
All Other Adjusted EBITDA expenses	81,501	71,468
Consolidated Adjusted EBITDA expenses	520,898	489,625
2016 multi-year MSUs grant payroll tax expense	15,389	—
Amortization of intangible assets	36,167	42,556
Depreciation and amortization of property, equipment and leasehold improvements	22,464	23,035
Total operating expenses	$594,918	$555,216

The discussion of the segment results for the nine months ended September 30, 2019 and 2018 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$393,222	$354,116	$39,106	11.0%
Asset-based fees	265,554	255,126	10,428	4.1%
Non-recurring	18,974	15,800	3,174	20.1%
Operating revenues total	677,750	625,042	52,708	8.4%
Adjusted EBITDA expenses	183,944	167,119	16,825	10.1%
Adjusted EBITDA	$493,806	$457,923	$35,883	7.8%
Adjusted EBITDA margin %	72.9%	73.3%

Revenues related to Index products increased 8.4% to $677.8 million for the nine months ended September 30, 2019 compared to $625.0 million for the nine months ended September 30, 2018.

Recurring subscriptions were up 11.0% to $393.2 million for the nine months ended September 30, 2019 compared to $354.1 million for the nine months ended September 30, 2018. The increase was driven by strong growth in factor and ESG index products, core developed and emerging market modules and index level products. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

Revenues from asset-based fees increased 4.1% to $265.6 million for the nine months ended September 30, 2019 compared to $255.1 million for the nine months ended September 30, 2018. The increase in asset-based fees was primarily driven by an increase in revenues from exchange traded futures and options contracts linked to MSCI indexes. The increase in revenues from futures and options contracts was primarily driven by approximately $5.0 million in additional fees associated with prior periods attributed to a retrospective price increase from a renegotiated contract entered into during the nine months ended September 30, 2019. The increase was also driven by higher revenues from non-ETF passive products linked to MSCI indexes, partially offset by lower revenues from ETFs linked to MSCI indexes. The decrease in revenues from ETFs linked to MSCI indexes was driven by the impact of a change in product mix, partially offset by a 3.3% increase in average AUM. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

Non-recurring revenues were $19.0 million and $15.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Index segment Adjusted EBITDA expenses increased 10.1% to $183.9 million for the nine months ended September 30, 2019 compared to $167.1 million for the nine months ended September 30, 2018, reflecting higher expenses across all expense activity categories to fund current and future revenue growth. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 12.5% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$363,929	$354,629	$9,300	2.6%
Non-recurring	4,790	3,375	1,415	41.9%
Operating revenues total	368,719	358,004	10,715	3.0%
Adjusted EBITDA expenses	255,453	251,038	4,415	1.8%
Adjusted EBITDA	$113,266	$106,966	$6,300	5.9%
Adjusted EBITDA margin %	30.7%	29.9%

Analytics segment revenues increased 3.0% to $368.8 million for the nine months ended September 30, 2019 compared to $358.0 million for the nine months ended September 30, 2018, primarily driven by strong growth in both Multi-Asset Class and Equity Analytics products as well as the timing of client implementations, partially offset by declines in Energy and Commodity Analytics products, resulting from the April 2018 FEA divestiture and declines from the October 2018 InvestorForce divestiture. The impact of foreign currency exchange rate fluctuations on Analytics segment revenues was negligible. Adjusting for foreign currency exchange rate fluctuations and excluding the impact of the InvestorForce and FEA divestitures, Analytics segment revenues would have increased 8.2% for the nine months ended September 30, 2019.

Analytics segment Adjusted EBITDA expenses increased 1.8% to $255.5 million for the nine months ended September 30, 2019 compared to $251.0 million for the nine months ended September 30, 2018, primarily driven by higher expenses across the selling and marketing and R&D expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 3.7% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues
Recurring subscriptions	$102,470	$86,185	$16,285	18.9%
Non-recurring	2,251	3,065	(814)	(26.6%)
Operating revenues total	104,721	89,250	15,471	17.3%
Adjusted EBITDA expenses	81,501	71,468	10,033	14.0%
Adjusted EBITDA	$23,220	$17,782	$5,438	30.6%
Adjusted EBITDA margin %	22.2%	19.9%

All Other segment revenues increased 17.3% to $104.7 million for the nine months ended September 30, 2019 compared to $89.3 million for the nine months ended September 30, 2018. The increase in All Other revenues was driven by a $13.4 million, or 25.7%, increase in ESG revenues to $65.7 million and by a $2.0 million, or 5.5%, increase in Real Estate revenues to $39.0 million. The increase in ESG revenues was driven by strong growth in the ESG Ratings products and the ESG Screening products. The increase in Real Estate revenues was primarily driven by strong growth in our Global Intel products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG revenues would have increased 29.1%, All Other operating revenues would have increased 22.0% and Real Estate revenues would have increased 12.0% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

All Other segment Adjusted EBITDA expenses increased 14.0% to $81.5 million for the nine months ended September 30, 2019 compared to $71.5 million for the nine months ended September 30, 2018, driven by higher expenses attributable to both ESG and Real Estate operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 17.2% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;

•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign currency exchange rates; and
•	the impact of acquisitions and divestitures.

The following table presents the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of			Year-Over-
	September 30,	September 30,	June 30,	Year	Sequential
	2019	2018	2019	Comparison	Comparison
	(in thousands)
Index:
Recurring subscriptions	$544,059	$489,515	$531,590	11.1%	2.3%
Asset-based fees	356,013	326,148	345,126	9.2%	3.2%
Index total	900,072	815,663	876,716	10.3%	2.7%

Analytics	509,261	499,219	503,969	2.0%	1.1%

All Other	141,283	120,419	137,045	17.3%	3.1%

Total Run Rate	$1,550,616	$1,435,301	$1,517,730	8.0%	2.2%

Recurring subscriptions total	$1,194,603	$1,109,153	$1,172,604	7.7%	1.9%
Asset-based fees	356,013	326,148	345,126	9.2%	3.2%
Total Run Rate	$1,550,616	$1,435,301	$1,517,730	8.0%	2.2%

Total Run Rate grew 8.0% to $1,550.6 million at September 30, 2019 compared to $1,435.3 million at September 30, 2018. Recurring subscriptions Run Rate grew 7.7% to $1,194.6 million at September 30, 2019 compared to $1,109.2 million at September 30, 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 8.3% at September 30, 2019.

Run Rate from asset-based fees increased 9.2% to $356.0 million at September 30, 2019 from $326.1 million at September 30, 2018, primarily driven by higher volume in futures and options as well as higher non-ETF passive funds also linked to MSCI indexes and higher AUM in ETFs linked to MSCI indexes. As of September 30, 2019, the value of AUM in ETFs linked to MSCI indexes was $815.0 billion, up $49.5 billion, or 6.5%, from $765.5 billion as of September 30, 2018. The increase of $49.5 billion consisted of net inflows of $60.2 billion and a market depreciation of $10.7 billion. Partially offsetting the impact of the increase in AUM in ETFs linked to MSCI indexes was a change in product mix, which was the primary driver of a decline in average basis point fees to 2.81 at September 30, 2019 from 2.90 a year ago.

Index recurring subscriptions Run Rate grew 11.1% to $544.1 million at September 30, 2019 compared to $489.5 million at September 30, 2018, driven by strong growth in core developed and emerging market modules and factor, ESG and custom index products with strong growth across all our client segments.

Run Rate from Analytics products increased 2.0% to $509.3 million at September 30, 2019 compared to $499.2 million at September 30, 2018, primarily driven by strong growth in both Multi-Asset Class and Equity Analytics products, partially offset by the removal of Run Rate associated with the October 2018 InvestorForce divestiture. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 2.5% at September 30, 2019.

Run Rate from All Other products increased 17.3% to $141.3 million at September 30, 2019 compared to $120.4 million at September 30, 2018. The $20.9 million increase was primarily driven by a $17.9 million, or 23.7%, increase in ESG Run Rate to $93.2 million, and a $3.0 million, or 6.7%, increase in Real Estate Run Rate to $48.1 million. The increase in ESG Run Rate was primarily driven by strong growth in ESG Ratings products and ESG Screening products. The increase in Real Estate Run Rate was primarily driven by growth in Global Intel products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG Run Rate would have increased 25.8% and All Other Run Rate would have increased 20.4%, while Real Estate Run Rate would have increased 11.4% at September 30, 2019 compared to September 30, 2018.

Subscription Sales

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended			Year-Over-
	September 30,	September 30,	June 30,	Year	Sequential
	2019	2018	2019	Comparison	Comparison
	(in thousands)
New recurring subscription sales
Index	$17,553	$15,546	$19,526	12.9%	(10.1%)
Analytics	15,285	16,797	13,669	(9.0%)	11.8%
All Other	7,495	6,459	8,014	16.0%	(6.5%)
New recurring subscription sales total	40,333	38,802	41,209	3.9%	(2.1%)

Subscription cancellations
Index	(5,066)	(4,428)	(3,601)	14.4%	40.7%
Analytics	(7,854)	(7,117)	(7,102)	10.4%	10.6%
All Other	(1,002)	(1,547)	(1,902)	(35.2%)	(47.3%)
Subscription cancellations total	(13,922)	(13,092)	(12,605)	6.3%	10.4%

Net new recurring subscription sales
Index	12,487	11,118	15,925	12.3%	(21.6%)
Analytics	7,431	9,680	6,567	(23.2%)	13.2%
All Other	6,493	4,912	6,112	32.2%	6.2%
Net new recurring subscription sales total	26,411	25,710	28,604	2.7%	(7.7%)

Non-recurring sales
Index	9,029	7,097	5,982	27.2%	50.9%
Analytics	4,876	3,189	2,631	52.9%	85.3%
All Other	487	641	630	(24.0%)	(22.7%)
Non-recurring sales total	14,392	10,927	9,243	31.7%	55.7%

Gross sales(1)
Index	$26,582	$22,643	$25,508	17.4%	4.2%
Analytics	20,161	19,986	16,300	0.9%	23.7%
All Other	7,982	7,100	8,644	12.4%	(7.7%)
Total gross sales	$54,725	$49,729	$50,452	10.0%	8.5%

Net sales
Index	$21,516	$18,215	$21,907	18.1%	(1.8%)
Analytics	12,307	12,869	9,198	(4.4%)	33.8%
All Other	6,980	5,553	6,742	25.7%	3.5%
Total net sales	$40,803	$36,637	$37,847	11.4%	7.8%

(1)	Gross sales equals new recurring subscription sales plus non-recurring sales.

Retention Rate

The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Index	96.0%	96.1%	96.5%	96.1%
Analytics	93.6%	94.1%	93.8%	93.1%
All Other	96.8%	94.3%	95.5%	94.5%

Total	95.0%	95.0%	95.2%	94.5%

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of September 30, 2019, our Consolidated Leverage Ratio was 2.96:1.00 and our Consolidated Interest Coverage Ratio was 6.30:1.00. There have been no amounts drawn under the Revolving Credit Facility since its November 20, 2014 inception.

Our non-guarantor subsidiaries under the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $851.0 million, or 56.2%, of our total revenue for the trailing 12 months ended September 30, 2019, approximately $244.6 million, or 33.7%, of our consolidated operating income for the trailing 12 months ended September 30, 2019, and approximately $845.1 million, or 24.3%, of our consolidated total assets (excluding intercompany assets) and $504.8 million, or 13.9%, of our consolidated total liabilities, in each case as of September 30, 2019.

Share Repurchases

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Nine Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
September 30, 2019	$147.97	690	$102,081
September 30, 2018	$149.82	1,794	$268,850

As of September 30, 2019, there was $706.1 million of available authorization remaining under the 2018 Repurchase Program.

Cash Dividend

On October 29, 2019, the Board of Directors declared a quarterly cash dividend of $0.68 per share for the three months ending December 31, 2019. The fourth quarter 2019 dividend is payable on November 27, 2019 to shareholders of record as of the close of trading on November 15, 2019.

Cash Flows

	As of
	September 30,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$881,150	$904,176

Cash and cash equivalents were $881.2 million and $904.2 million as of September 30, 2019 and December 31, 2018, respectively. We seek to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes. As of September 30, 2019 and December 31, 2018, $345.2 million and $275.6 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. As a result of Tax Reform, we can now more efficiently access a significant portion of our cash held outside of the U.S. in the short-term without being subject to U.S. income taxes. Repatriation of some foreign cash may still be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. The global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.

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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$465,880	$439,587
Net cash used in investing activities	(35,292)	(5,164)
Net cash (used in) provided by financing activities	(450,315)	80,600
Effect of exchange rate changes	(3,299)	(6,127)
Net (decrease) increase in cash	$(23,026)	$508,896

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $465.9 million and $439.6 million for the nine months ended September 30, 2019 and 2018, respectively. The year-over-year increase was primarily driven by higher cash collections from customers and the benefit of lower payments for income taxes, partially offset by higher payments for cash expenses and interest.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. The payment of cash for compensation and benefits is historically at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $35.3 million for the nine months ended September 30, 2019 compared to cash used in investing activities of $5.2 million for the nine months ended September 30, 2018. The year-over-year change was primarily driven by the absence of the proceeds from the FEA divestiture.

Cash Flows From Financing Activities

Cash used in financing activities was $450.3 million for the nine months ended September 30, 2019 compared to cash provided by financing activities of $80.6 million for the nine months ended September 30, 2018. The year-over-year change was primarily driven by the impact of the 2027 Senior Notes offering in May 2018, as well as the impact of higher dividend payments.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the nine months ended September 30, 2019 and 2018, 13.6% and 12.9%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 13.6% of non-U.S. dollar exposure for the nine months ended September 30, 2019, 41.0% was in Euros, 26.4% was in Japanese yen and 23.0% was in British pounds sterling. Of the 12.9% of non-U.S. dollar exposure for the nine months ended September 30, 2018, 42.1% was in Euros, 29.2% was in Japanese yen and 17.5% was in British pounds sterling.

Revenues from index-linked investment products represented 23.1% and 23.8% of operating revenues for the nine months ended September 30, 2019 and 2018, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 40.6% and 40.5% of our operating expenses for the nine months ended September 30, 2019 and 2018, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Euros, Hong Kong dollars, Swiss francs, and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances were remeasured into their local functional currency, either a gain or a loss resulted from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $3.2 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2019, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2019 and 2018 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended September 30, 2019.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1 (July 1, 2019-July 31, 2019)	3,009	$241.59	—	$706,072,000
Month #2 (August 1, 2019-August 31, 2019)	172	$220.18	—	$706,072,000
Month #3 (September 1, 2019-September 30, 2019)	1,332	$237.88	—	$706,072,000
Total	4,513	$239.68	—	$706,072,000

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

On October 29, 2019, the Board of Directors of MSCI Inc. (the “Registrant”) approved entry by the Registrant and its subsidiary, MSCI Limited (together, “MSCI”), into an amendment (the “Amendment”) which amends the terms and conditions of (i) the Index License Agreement for Funds by and between the Registrant and BlackRock Fund Advisors, dated as of March 18, 2000, as amended (the “U.S. ETF Agreement”), (ii) the Index License Agreement for Funds by and between the Registrant and BlackRock Institutional Trust Company, N.A. (together with BlackRock Fund Advisors, the “Licensee”), dated as of May 18, 2001, as amended (the “Non-U.S. ETF Agreement”), and (iii) all prior related amendments and schedules to the U.S. ETF Agreement and Non-U.S. ETF Agreement. The Amendment extends the term of each of the U.S ETF Agreement and Non-U.S. ETF Agreement from March 18, 2020 until March 17, 2030 and, thereafter, the term of each is subject to auto-renewal for successive three-year periods unless MSCI or the Licensee provides written notice of termination prior to the end of the then-current term.  Pursuant to the Amendment, MSCI will continue to license to Licensee the right to use certain MSCI indexes (together, the “Indexes”) as the basis of exchange traded funds (the “Funds”) and the Licensee will continue to pay MSCI a periodic license fee calculated based on the amount of assets under management for the particular Fund during such period.  Beginning on a series of implementation dates applicable to each Fund, the Amendment revises existing license fees payable to MSCI by certain Funds, depending on the expense ratio of each such Fund.  The Amendment does not apply to Funds based on any Bloomberg Barclays MSCI ESG Fixed Income Indexes, which are licensed by MSCI ESG Research LLC, a subsidiary of the Registrant.

On August 23, 2019, BlackRock filed a Form 13F/A with the Securities and Exchange Commission disclosing that it exercises investment discretion over 6,546,341 shares of the Registrant’s common stock, par value $0.01 (“Common Stock”), or 7.7% of the Company’s outstanding Common Stock based on the total number of shares of Common Stock as of June 30, 2019.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1, and incorporated herein by reference.

Item 6.	Exhibits

An exhibit index is presented below.

EXHIBIT INDEX

MSCI INC.

QUARTER ENDED SEPTEMBER 30, 2019

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

*†	10.1	Amendment, dated as of the 30th day of October 2019, by and among MSCI Inc., MSCI Limited, BlackRock Fund Advisors and BlackRock Institutional Trust Company, N.A.
11

Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*	15.1	Letter of awareness from PricewaterhouseCoopers LLP, dated October 31, 2019, concerning unaudited interim financial information

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	104.DEF	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†

Certain confidential portions of this Exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2019

MSCI INC. (Registrant)

By:	/s/ Linda S. Huber
Linda S. Huber Chief Financial Officer (Principal Financial Officer)