Form 10-K
period 2019-12-31
MSCI Inc.
filed 2020-02-18
CIK 1408198

f-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these securities as reported by The New York Stock Exchange on June 30, 2019) was $19,627,001,148. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 11, 2020, there were 84,808,104 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: Portions of the registrant’s proxy statement for its annual meeting of stockholders, to be held on April 28, 2020, are incorporated herein by reference into Part III of this Form 10-K.

MSCI INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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

Mission

MSCI’s mission is to enable investors to build better portfolios for a better world.

Overview

We are a leading provider of critical decision support tools and services for the global investment community.  Leveraging our knowledge of the global investment process and our expertise in research, data and technology, our actionable solutions1 power better investment decisions by enabling our clients to understand and analyze key drivers of risk and return and confidently and efficiently build more effective portfolios.

Investors all over the world use our tools and services to gain insight and improve transparency throughout their investment processes, including to help define their investment universe, inform and analyze their asset allocation and portfolio construction decisions, measure and manage portfolio performance and risk, conduct performance attribution, implement sustainable and other investment strategies, design and issue exchange traded funds (“ETFs”) and other index-enabled financial products, and facilitate reporting to stakeholders.

Our industry-leading, research-enhanced products and services include indexes; portfolio construction and risk management analytics; environmental, social and governance (“ESG”) research and ratings; and real estate benchmarks, return-analytics and market insights.  Through our integrated franchise we provide solutions across our products and services to support our clients’ dynamic and complex needs.  We are flexible in the delivery of our content and capabilities, much of which can be accessed by our clients through multiple channels and platforms.

We are focused on staying at the forefront of investment trends to address the evolving needs of our clients in a changing industry.  In order to most effectively serve our clients, we are committed to driving an integrated solutions-based approach, achieving service excellence, enhancing our differentiated research and content, and delivering flexible, cutting-edge technology and platforms.

[1]	The term “solutions” as used throughout this Annual Report on Form 10-K refers to the use of our products or services by our clients to help them achieve their objectives.

Clients

Our clients comprise a wide spectrum of the global investment industry and include the following key client types:

•	Asset owners (pension funds, endowments, foundations, central banks, sovereign wealth funds, family offices and insurance companies)
•	Asset managers (institutional funds and accounts, mutual funds, hedge funds, ETFs, insurance products, private banks and real estate investment trusts)
•	Financial intermediaries (banks, broker-dealers, exchanges, custodians, trust companies and investment consultants)
•	Wealth managers (including an increasing number of “robo-advisors”)

As of December 31, 2019, we served over 7,500 clients2 in more than 85 countries. For the year ended December 31, 2019, our largest client organization by revenue, BlackRock, accounted for 11.5% of our total revenues, with 94.5% of the revenue from BlackRock coming from fees based on the assets in BlackRock’s ETFs that are based on our indexes.

Industry Trends and Competitive Advantages

We believe we are uniquely positioned to benefit from emerging trends and to help our clients adapt to a large and rapidly expanding and evolving investment industry. Investing has grown in complexity, with more choices across asset classes, security types and geographies. Investors are increasingly looking outside their home countries, and the access to and diversity of investment choices are growing. As a result, the investment process is transforming, reflected in a number of significant changes, including:

•

Changing client operating models and business strategies, including an increased focus on ESG, factors and private asset investments, driven in part by fee compression, changing demographics and economics

•	Increasing focus on global and multi-asset class investing as investors seek outcome-oriented results
•	Increasing integration of ESG considerations into investment processes and products as sustainable investing goes mainstream
•	Continuing growth of index-based investing and assets in ETFs and other vehicles that seek to replicate an index as investors increasingly seek lower-cost investment strategies
•	Growing use of advanced technologies to enhance investment analytics and streamline operations

We believe the following competitive advantages position us well to meet client demands in light of these trends:

•

Differentiated research-enhanced content, which is integral to the solutions we provide to clients to help them adapt to a fast-changing marketplace. We are continually developing a wide range of differentiated content and have amassed an extensive database of historical global market data, proprietary equity index data, factor models, private real estate assets benchmark data, risk algorithms and ESG data, all of which are critical components of our clients’ investment processes. This content is grounded in our deep knowledge of the global investment process and fueled by experienced research and product development and data management teams. We consult with clients and other market participants to discuss their needs, investment trends and implications for our business.

[2]

To calculate the number of clients, we use the shipping address of the ultimate customer utilizing the product which counts affiliates, user locations, or business units within a single organization as separate clients.  If we aggregate all related clients under their respective parent entity, the number of clients would be over 4,200 as of December 31, 2019.

•

Strong client relationships supported by a client coverage team with significant experience in the industry. This team builds and maintains strong and trusted client relationships with senior executives and investment professionals at the world’s largest investment institutions. We believe that these relationships and our global operating footprint are competitive advantages that enable us to tailor our coverage initiatives to better serve our clients in the markets in which they operate.

•

Flexible, scalable, cutting-edge technology that is developed and enhanced by a global team of sophisticated technology and data professionals. Our technology enables clients to use content created by MSCI, themselves and third parties in an efficient manner and thereby helps them be more cost-effective in their own operations. Our technology allows us to continually improve our overall products and services by more efficiently processing data for distribution and ensuring advanced platform flexibility that provides for easy integration of our solutions into clients’ workflows. We continue to attract experienced talent within our technology team by hiring employees who will help us accelerate the pace of innovation, expand our program management capabilities and enhance the technology driving our content creation.

Strategy

We provide the tools and solutions that enable investors to take advantage of the transformation taking place in the investment industry, helping them better understand performance and risk, become more effective and efficient at building portfolios and achieve their investment objectives. In particular, we are focused on delivering actionable and integrated client solutions with the following key initiatives:

•

Expand leadership in research-enhanced content across asset classes. We continue to deliver solutions that incorporate multiple areas of content and are supported by rich insights from our research and product development team. In addition to continuing to enhance our position as a leader with respect to tools and services for equity investors globally, our strategic priorities with respect to content are global equities, ESG, factors, fixed income and private assets, all of which represent significant growth opportunities. We have invested in expanding performance and risk capabilities and content across asset classes, which will allow us to provide more tools to our clients that help them pursue and achieve their investment objectives.

•

Improve distribution and content-enabling technology. We have and will continue to invest in the development and use of advanced technology to drive integration and efficiencies, accelerate innovation and enhance the client experience. In addition, we increasingly employ proprietary and third-party machine learning and artificial intelligence to enhance our ability to gather and analyze data and automate and enhance the efficiency of many of our data processes. See Part I, Item 1. “Business—Technology” below for additional information.

•

Strengthen existing client relationships and grow by developing new ones. In support of our solutions-driven strategy, we continue to grow our existing offerings by cultivating and expanding relationships across our client base and serving the needs of different client types across multiple asset classes. We remain focused on building the strength and knowledge of our client coverage team to enable them to educate our clients on the full breadth of our content and capabilities and how using complementary tools can help clients analyze performance and risk across asset classes and geographies. We continue to prioritize relationships with key growth client groups such as private assets, wealth and listed derivatives, and in fast-growing regions, such as Asia. In 2019, we made a significant key senior hire in Asia and transitioned other senior management in the region, which we believe will help expand our presence in the market. We also entered into agreements with key strategic clients who are creating exchange-listed and index-based futures and options based on our indexes to help industry participants manage investment risk.

•

Execute strategic relationships and acquisitions with complementary content and technology companies.  We regularly evaluate and selectively pursue strategic relationships with, and acquisitions of, providers of unique and differentiated content, products and technologies that we believe have the potential to complement, enhance or expand our offerings and client base. In order to drive value, we target acquisitions and strategic relationships that can be efficiently integrated into our existing operational structure and global sales network. In 2019, we completed the acquisition of Carbon Delta AG, an environmental fintech and data analytics company. This acquisition enhanced our existing ESG offerings with expert climate change scenario analysis and allowed us to expand our climate risk assessment and reporting offerings.

Financial Model

We have an attractive financial model due to our recurring revenue and strong cash generation. Clients purchase our products and services primarily through recurring fixed and variable fee arrangements, a business model which has historically delivered stable revenue and predictable cash flows. Finally, our disciplined capital-allocation policy provides us with flexibility to balance internal resources and investment needs, acquisitions and shareholder returns through dividends and opportunistic share repurchases.

Operating Segments

As the investment industry becomes more global and investors become increasingly focused on multi-asset-class portfolios, we believe we are well positioned to help our clients achieve their investment objectives by powering a more comprehensive analysis of their investment strategies using the content, applications and services across our four operating segments — Index, Analytics, ESG and Real Estate. For reporting purposes, the ESG and Real Estate operating segments are combined and presented as All Other as they do not meet the thresholds for separate presentation.

Our principal business model is generally to license annual, recurring subscriptions for the majority of our Index, Analytics and ESG products and services for a fee due in advance of the service period. We also license annual recurring subscriptions for the majority of our Real Estate products for a fee which is primarily paid in arrears after the product is delivered, with the exception of the Market Information product for which the fees are generally paid in advance. A portion of our fees comes from clients who use our indexes as the basis for index-linked investment products. Such fees are primarily based on a client’s assets under management (“AUM”) and trading volumes. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 1, “Introduction and Basis of Presentation—Significant Accounting Policies—Revenue Recognition,” of the Notes to the Consolidated Financial Statements included herein for further information on how we generate revenue and our revenue recognition policy.

Our business model is susceptible to market movements that affect our AUM revenue, which generally have more influence on our revenues than seasonality.

Index

Clients use our indexes in many areas of the investment process, including index-linked product creation (e.g., ETFs and futures and options), performance benchmarking, portfolio construction and rebalancing, broker-dealer structured products and asset allocation. We currently calculate more than 226,0003 end-of-day indexes daily and more than 12,000 indexes in real time for a variety of markets and industries. Clients receive index data directly from us or from third-party vendors worldwide.

Our indexes include:

•

MSCI Global Equity Indexes are designed to measure returns across a wide variety of equity markets, size segments, sectors and industries.  As of December 31, 2019, we calculated indexes that covered more than 85 countries in developed, emerging, frontier and standalone markets, as well as various regional indexes built from the component indexes.

•

Factor Indexes are created using the Barra Equity Models from our Analytics segment to address a growing trend among institutional investors and asset managers to target systematic style factors, such as volatility, size and momentum.

[3]	The number of indexes includes return versions (e.g., price, net and gross returns) but does not include different currency versions.

•	ESG Indexes are constructed using data from our ESG segment to meet the growing demand for indexes that integrate ESG criteria to facilitate sustainable investing strategies.
•	Custom Indexes are calculated by applying a client’s criteria such as stock exclusions, currency hedging, tax rates or special weighting to an existing MSCI index.
•	Thematic Indexes are designed to measure the performance of specific social, economic, industrial, environmental or demographic investment strategies.
•	Private Real Assets Indexes provide transparency and insight to private real estate investment strategies.

In 2019, we launched the following indexes:

•

Climate Change Indexes designed to enable investors to holistically integrate climate risk considerations into their investment processes.  The indexes are based on other MSCI indexes (e.g., the MSCI ACWI index) and reweights the securities based on a transition to a lower carbon economy, while seeking to minimize exclusions from the parent index.

•

Adaptive Multiple-Factor Indexes designed to reflect a strategy that adapts multi-factor allocations to changing market environments based on four pillars: macro cycle, momentum, valuation and market sentiment.

•

Megatrend Indexes designed to systematically identify companies based on the linkage of their business lines with the trend or theme being modeled. For example, the MSCI ACWI IMI Digital Economy Index tracks companies that derive significant revenues from the digital economy value chain, including digital payments and robotics, and the MSCI ACWI IMI Disruptive Technologies Index tracks “disruptive technology” companies that are broadly classified under the subthemes of 3D printing, the Internet of Things, cloud computing, fintech, digital payments, healthcare innovations, robotics, cybersecurity, clean energy and smart grids.

•

Fixed Income Indexes designed to reflect the investment opportunity set of US Dollar-denominated investment grade corporate bonds. The issuance-weighted constituents meet certain issuance minimums and certain other criteria in the fixed income sector. The USD Investment Grade Corporate Bond Factor Fixed Income Indexes are constructed using constituent weights that reflect systematic style factor exposures such as carry, value, size and low risk. The USD Investment Grade Corporate Bond ESG Fixed Income Indexes are constructed using data from our ESG segment and expand existing ESG methodologies in equities such as ESG Leaders and ESG Universal to the Fixed Income USD investment grade corporate sector, enabling clients to construct multi-asset-class portfolios with a consistent ESG approach.

Our Index segment also includes revenues from licenses of GICS® and GICS Direct, the global industry classification standard jointly developed and maintained by MSCI and Standard & Poor’s Financial Services, LLC, a subsidiary of S&P Global Inc. (“Standard & Poor’s”).  This classification system was designed to respond to clients’ needs for a comprehensive, consistent and accurate framework for classifying companies into industries. GICS is widely accepted as an industry analysis framework for investment research, portfolio management and asset allocation. GICS Direct is a database comprised of active companies and securities classified by sector, industry group, industry and sub-industry in accordance with the proprietary GICS methodology. The MSCI US and Global Sector Indexes are comprised of GICS sector, industry group, and industry indexes across countries and regions in Developed, Emerging and select Frontier markets.

Analytics

Our Analytics segment offers risk management, performance attribution and portfolio management content, applications and services that provide clients with an integrated view of risk and return and an analysis of market, credit, liquidity and counterparty risk across all major asset classes, spanning short-medium- and long-term time horizons. Our offerings also support clients’ various regulatory reporting needs.

The content we create in our Analytics segment includes models to support factor-based analytics (e.g., Barra equity models and fixed income and multi-asset-class (“MAC”) models), pricing models, time series-based analytics, stress testing and liquidity risk analytics, as well as underlying content that is used as inputs to these models such as interest rate and credit curves.  We continue to develop new and improved content in response to the evolving needs of our clients.  For example, MSCI continued its innovation in the factor space by introducing Tiers 1 through 4 of our Multi-Asset Class Factor Model in 2019. The tiered structure allows for multiple levels of granularity, providing consistency throughout the investment process.

Our clients access our Analytics content through our proprietary applications and APIs (application programming interfaces), third-party applications or directly through their own platforms. MSCI’s Analytics applications provide clients with integrated market data and constituent-level indexes aggregated from multiple third-party and proprietary sources. This integrated market and benchmark data significantly reduces the operational burden on clients for both the implementation and ongoing operation of our Analytics products. Our major applications include the following:

•

RiskMetrics RiskManager. We believe that RiskMetrics RiskManager is an industry leader in value at risk (“VaR”) simulation and in stress testing. Clients use RiskManager for daily analysis, measuring and monitoring of market and liquidity risk at fund and firm levels, sensitivity and stress testing, interactive what-if analysis, counterparty credit exposure and regulatory risk reporting.

•

BarraOne. Powered by our MAC Models and Barra Integrated Model, BarraOne provides clients with global, multi-asset-class risk analysis using Barra’s fundamental factor methodology that allows clients to understand the factors driving the risk and performance of their investments.

•

Barra Portfolio Manager. An integrated risk and performance platform, Barra Portfolio Manager is powered by Barra Equity Models and is used by equity fund managers and their teams to gain additional portfolio insight, manage their investment processes more systematically and make faster, more informed investment decisions.

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

•

MSCI BEON™.  In 2019, the MSCI Analytics Platform was rebranded as MSCI BEON™. The platform provides a consolidated client experience by offering direct access to certain capabilities and content currently available through other Analytics applications, as well as content from other operating segments.

Our Analytics segment also provides various managed services to help clients operate more efficiently, including consolidation of client portfolio data from various sources, review and reconciliation of input data and results, and customized reporting. In addition, our HedgePlatform service allows clients such as funds of funds, pension funds and endowments who invest in hedge funds to measure, evaluate and monitor the risk of their hedge fund investments across multiple hedge fund strategies.

All Other – ESG

MSCI ESG Research4 analyzes over 8,5005 entities worldwide to help institutional investors understand how ESG considerations can impact the long-term risk and reward of their portfolio and individual security-level

[4]

MSCI ESG Research is provided by MSCI ESG Research LLC, a wholly-owned subsidiary of MSCI Inc. that is registered with the U.S. Securities and Exchange Commission as an Investment Adviser under the Investment Advisers Act of 1940. MSCI ESG Ratings are used in the construction and calculation of MSCI ESG Indexes. MSCI Indexes are products of MSCI Inc., and MSCI Limited is the benchmark administrator of such indexes.

[5]	Does not include subsidiary-level companies.

investments. Subscribers to MSCI ESG Research include global asset managers, leading asset owners, consultants, advisers and academics.

In addition, MSCI ESG Research data and MSCI ESG Ratings are used in the construction of equity and fixed income indexes to help institutional investors more effectively benchmark ESG investment performance, issue index-based investment products, as well as manage, measure and report on ESG mandates.

MSCI ESG Research offerings include:

•

MSCI ESG Ratings. Our ESG ratings are designed to identify ESG risks or opportunities that may not be captured through conventional analyses. MSCI ESG Ratings include ratings of equity issuers and fixed income securities, including corporate, sovereign and other government-related bonds. In 2019, MSCI broadened its coverage to ratings of funds and ETFs in the equity and fixed income universe. Ratings are designed to identify and analyze ESG issues, including exposures (e.g., business segment and geographic risk), management and industry-specific measures that may include the intersection of a company’s major social and environmental impacts with its core business operations, thereby identifying potential risks and opportunities for the company and its investors.

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

For a description of regulation applicable to MSCI ESG Research offerings, see Part I, Item 1. “Business—Government Regulation.”

All Other – Real Estate

Our Real Estate segment includes research, reporting, market data and benchmarking offerings that provide real estate performance analytics for funds, investors and managers. Our Real Estate performance and risk analytics range from enterprise-wide to property-specific analysis. Some of the risk analysis generated in the Real Estate segment is also used in the products offered by our other operating segments. For example, the MAC models created in our Analytics segment offer a view of risk across market and asset classes, including private real estate, by incorporating content generated in the Real Estate segment. We also provide business intelligence to real estate owners, managers, developers and brokers worldwide. Real Estate offerings include:

•

MSCI Enterprise Analytics is an interactive application that offers a single integrated view of analysis to private real estate investors and managers, providing them with the ability to evaluate and analyze the drivers of portfolio performance across an organization’s investments, as well as review exposures and concentrations across markets, asset types and increasingly diverse portfolios.

•

MSCI Global Intel is an industry-leading database which equips asset owners, researchers, strategists and portfolio and risk managers with data and analytics to enhance their understanding of local, regional and global real estate performance and risks. This tool comprises a consolidated set of global, regional, national, city and submarket indexes with segmentation by property type.

•

Global MSCI Real Estate Analytics Portal is a dynamic platform for real estate performance and risk analysis, which enables real estate investors to gain market-level insights and evaluate the performance of their individual portfolios using relevant analytical filters.

Research and Product Development

We take an integrated team approach to developing content across our operating segments. Our product management, research and product development, data operations and technology, and application development departments are at the center of this process. Our content is developed by a research and product development team comprised of mathematicians, economists, statisticians, financial engineers and investment industry experts.  Content created in one segment can often be used for the creation of products in another segment.  For example, the MAC models created in our Analytics segment offers a view of risk across market and asset classes, including private real estate, by incorporating content generated in the Real Estate segment, and MSCI ESG indexes are constructed using data from our ESG segment.

Through our relationships with the world’s largest investment institutions, we monitor investment trends and their drivers globally and support instrument valuation, risk modeling, portfolio construction, portfolio attribution, asset allocation and VaR simulation. An important way we monitor global investment trends and their implications for our business is through direct public consultations and client advisory panels and through the forum provided by our Advisory Council. Our Advisory Council meets twice a year to discuss current and emerging investment industry trends and is comprised of senior investment professionals from around the world and senior members of our research and product development team.

Technology

Technology plays a pivotal role in our operations. In addition to leveraging cutting-edge technology to distribute our content, we aim to:

•

Enhance data processing by incorporating data science and machine learning into our data collection processes to enable us to efficiently build scale and facilitate faster product releases while also maintaining the highest quality standards.

•

Ensure information security by enhancing our technology infrastructure, with an emphasis on cybersecurity. Our success is dependent on our clients’ abilities to securely access our products and services. We implement changes and upgrades to technology and processes to minimize risk, and we improve employee awareness of cybersecurity issues through training. For a description of cybersecurity risks, see Part I, Item 1A. “Risk Factors” below.

•	Enhance data center capabilities by evaluating our data center architecture and implementing recovery strategies that ensure the stability of our data center networks.

Competition

Index. Many industry participants compete with us by offering one or more indexes in similar categories. Such indexes vary widely in scope, including by geographic region, business sector and risk category, and may be used by clients in a variety of ways in many different markets around the world.  Among our Index competitors are S&P Dow Jones Indices LLC (a joint venture company owned by CME Group, Inc., CME Group Services LLC and S&P Global Inc.) and FTSE Russell, a subsidiary of the London Stock Exchange Group PLC.

Growing competition also exists from industry participants, including asset managers and investment banks, that create their own indexes, often in cooperation with index providers, which may, among other things, provide some form of calculation agent service. Asset managers manage funds, including ETFs, based on their proprietary indexes, and many investment banks have launched structured products or created over-the-counter derivatives based on their proprietary indexes. This is often referred to as self-indexing.

Analytics. Our Analytics offerings compete with those from a range of competitors, including Qontigo (formerly Axioma Inc.), BlackRock Solutions, Bloomberg Finance L.P., and FactSet Research Systems Inc. Additionally, some of the larger broker-dealers have developed proprietary analytics tools for their clients. Similarly, some of the large global investment organizations, such as custodians, have developed internal risk management and performance analytics tools that they offer to their clients.

All Other.  We also have a variety of competitors for our other offerings that comprise a smaller portion of our revenues, including a growing number of companies that are beginning to issue ESG data, ratings or research.

Intellectual Property, Other Proprietary Rights and Sources of Data

We consider many aspects of our offerings, processes and services to be proprietary. We have registered “MSCI” and other marks as trademarks or service marks in the United States and in certain other countries. We will continue to evaluate the registration of additional trademarks, service marks and copyrights as appropriate. From time to time, we also file patent applications to protect our proprietary rights. Additionally, many of our offerings, processes and services require the use of intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our offerings and services.

The ownership of intellectual property and other proprietary rights, the implementation of certain measures to protect our intellectual property and other proprietary rights and our ability to obtain the rights to use intellectual property of third parties are important to our business and contribute in part to our overall success. We do not believe we are dependent on any one of our intellectual property rights or any one license to use third-party intellectual property. For a description of the risks associated with legal protection of our intellectual property and other rights, infringement claims and the ability to obtain or renew licenses for third-party intellectual property, see Part I, Item 1A. “Risk Factors” below.

In addition to our intellectual property, we rely on third-party data in the creation and delivery of our products and services.  For example, we require certain stock exchange data to construct equity indexes.  Termination of the provision of such data or exclusion from, restricted use of, or litigation in connection with, such information could decrease the information available for us to use (and offer our clients).  For a description of the risks associated with our dependence on third-party data suppliers, see Part I, Item 1A. “Risk Factors” below.

Employees

We had 3,396 and 3,112 employees as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, 62.9% and 61.4% of our employees, respectively, were located in emerging markets.

Government Regulation

The Company is subject to reporting, disclosure and recordkeeping obligations pursuant to SEC requirements. Pursuant to the European Union’s benchmark regulation, the United Kingdom’s Financial Conduct Authority (“UK FCA”) authorized MSCI Limited (a subsidiary of MSCI Inc.) to be the benchmark administrator for applicable MSCI indexes.  Information about index regulation is periodically updated on our website at https://www.msci.com/index-regulation.  The contents of our website, including this webpage, are not, however, a part of or incorporated by reference in this Annual Report on Form 10-K.

MSCI ESG Research LLC is a registered investment adviser and must comply with the requirements of the Investment Advisers Act of 1940 (the “Advisers Act”) and related SEC regulations. Such requirements relate to, among other things, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. It is possible that in addition to MSCI ESG Research, other entities in our corporate family may be required to register as an investment adviser under the Advisers Act or comply with similar laws or requirements in states or foreign jurisdictions.  We registered in 2012 with the State Council Information Office of the Ministry of Commerce and the State Administration for Industry and Commerce in China as a foreign institution supplying financial information services in China. This license is currently administered by the Cyberspace Administration of China.  For a description of the risks associated with government regulation, see Part I, Item 1A. “Risk Factors” below.

Executive Officers of the Registrant

Name	Age	Position
Henry A. Fernandez	61	Chairman and Chief Executive Officer
C.D. Baer Pettit	55	President and Chief Operating Officer
Linda S. Huber	61	Chief Financial Officer
Robert J. Gutowski	52	General Counsel
Scott A. Crum	63	Chief Human Resources Officer

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

C.D. Baer Pettit

Mr. Pettit has served as the Company's President since October 2017 and the Company’s Chief Operating Officer since January 2020. As President and Chief Operating Officer, Mr. Pettit oversees the Company's business functions, including client coverage, marketing, product management, research and product development, technology and operations. He previously served as Chief Operating Officer from 2015 to 2017, Head of the Product Group from February 2015 to September 2015, Head of Index Products from 2011 to 2015, Head of Marketing from 2005 to 2012 and Head of Client Coverage from 2001 to 2012. Prior to joining the Company, Mr. Pettit worked for Bloomberg L.P. from 1992 to 1999. Mr. Pettit holds a Master of Arts degree in history from Cambridge University and a Master of Science degree from the School of Foreign Service at Georgetown University.

Linda S. Huber

Ms. Huber has served as the Chief Financial Officer since April 2019.  As Chief Financial Officer, Ms. Huber manages the Company’s global finance and investor relations functions. She previously served as the Executive Vice President and Chief Financial Officer of Moody’s Corporation from May 2005 to June 2018, where she had executive responsibility for the company’s global finance activities, information technology, communications and corporate services functions, as well as the Moody’s Foundation. Prior to joining Moody’s, she served in several increasingly senior roles in financial services, having served as Executive Vice President and Chief Financial Officer at U.S. Trust Company, a subsidiary of Charles Schwab & Company, Inc.; Managing Director at Freeman & Co.; Vice President of Corporate Strategy and Development and Assistant Treasurer at PepsiCo.; Vice President of the Energy Investment Banking Group at Bankers Trust Co.; and an Associate in the Natural Resources Group at The First Boston Corp. She also held the rank of Captain in the U.S. Army, where she served from 1980 to 1984. Ms. Huber holds an M.B.A. from the Stanford Graduate School of Business and a B.S. degree in business and economics from Lehigh University. Ms. Huber currently serves on the board of directors of the Bank of Montreal.

Robert J. Gutowski

Mr. Gutowski has served as the Company’s General Counsel since January 2020. Mr. Gutowski previously served as the Company’s Deputy General Counsel and the Head of Compliance from 2010 to 2019 and the Head of Internal Audit from 2012 to 2019.  He joined MSCI in 2002.  Prior to joining MSCI, he was an attorney in private practice at Rogers & Wells LLP and Clifford Chance LLP. He received his B.A. from Georgetown University and his J.D. from the State University of New York at Buffalo Law School.

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

You should carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. You should read the section titled “Forward-Looking Statements” on page 1 for a description of the types of statements that are considered forward-looking statements, as well as the significance of such statements in the context of this Annual Report on Form 10-K. This information should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Result of Operations" and the consolidated financial statements and related notes. The following discussion of risks is not all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our business and expectations. These factors could cause our future results to differ materially from our historical results and from expectations reflected in forward-looking statements.

Operational Risks

We are dependent on third parties to supply data, applications and services for our products and services and are dependent on certain vendors to distribute our products. A refusal or failure by a key vendor to distribute our products or any loss of key outside suppliers of data, applications or services or a reduction in the accuracy or quality of such data, applications or services or any failure by us to comply with our suppliers’ or distributors’ licensing requirements could impair our ability to provide our clients with our products and services, which could have a material adverse effect on our business, financial condition or results of operations.

We rely on third-party suppliers of data, applications and services, including data from stock exchanges (“Vendor Products”), and depend on the accuracy and quality of Vendor Products and the ability and willingness of such suppliers to deliver, support, enhance and develop new Vendor Products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes in order to produce, deliver and develop our products and services.

If Vendor Products include errors, design defects, are delayed, become incompatible with future versions of our products, are unavailable on acceptable terms or are not available at all, we may not be able to deliver our products and services. Some of our agreements with third party suppliers allow them to cancel on short notice and we have not completed formal agreements for all our Vendor Products, such as certain stock exchanges. From time to time we receive notices from third party suppliers, including stock exchanges, threatening to terminate the provision of their products or services to us, and some data suppliers, including at least one stock exchange, have terminated the provision of their data to us. Termination of the provision of Vendor Products by one or more of our significant suppliers or exclusion from, or restricted use of, or litigation in connection with Vendor Products could decrease the data and materials available for us to use and deliver to our clients. In addition, some of our competitors could enter into exclusive contracts with our data suppliers, including with certain stock exchanges. If our competitors enter into such exclusive contracts, we may be precluded from receiving certain data or other materials from these suppliers or restricted in our use of such data or other materials, which would give our competitors a competitive advantage. Such exclusive contracts could hinder our ability to create our products and services or to provide our clients with the data or other products or services they prefer, which could lead to a decrease in our client base.

Despite our efforts to comply with the licensing requirements of Vendor Products, our use of certain Vendor Products has been challenged in the past and there can be no assurance that third parties may not challenge our use in the future, resulting in increased acquisition or licensing costs, loss of rights and/or costly legal actions. Our business could be materially adversely affected if we are unable to timely or effectively replace the functionality provided by Vendor Products that becomes unavailable or fails to operate effectively for any reason. Our operating costs could increase if additional license fees are imposed or current license fees increase or the efforts to incorporate enhancements to Vendor Products are substantial and we are unable to negotiate acceptable licensing arrangements with these suppliers or find alternative sources of equivalent products or services. If any of these risks materialize, they could have a material adverse effect on our business, financial condition or results of operations.

We also rely on certain third-party vendors to distribute our data to clients. While some of our vendors generate revenue in connection with distributing our data, others do not derive a direct financial benefit.  Should any of our key vendors refuse to distribute our data for any reason or require that we pay them fees in connection with the distribution of our data, we would need to find alternative ways to distribute our data or lose revenue in connection with paying distribution fees, which may have a material adverse effect on our business, financial condition or results of operations.

If we fail to attract or retain the necessary qualified personnel, including through our compensation programs, our business, financial condition or results of operations could be materially adversely affected.

The development, maintenance and support of our products and services are dependent upon the knowledge, skills, experience and abilities of our employees. Accordingly, we believe the success of our business depends to a significant extent upon the continued service of our executives and other key employees. Although we do not believe that we are overly dependent upon any individual employee, our management and other employees may terminate their employment at any time and the loss of any of our key employees could have a material adverse effect on our business, financial condition or results of operations. If our compensation programs do not adequately engage our key employees or are not competitive, or if we fail to attract, engage and retain the necessary qualified personnel, the quality of our products and services as well as our ability to support and retain our clients and achieve business objectives may suffer.

If our products contain undetected errors or fail to perform properly due to defects, malfunctions or similar problems, we may, among other things, become subject to increased costs or liability based on the use of our products or services to support our clients’ investment processes, which could have a material adverse effect on our business, financial condition or results of operations.

Our products and services support the investment processes of our clients, which relate to, in the aggregate, trillions of dollars in assets. Products we develop or license may contain undetected errors or defects despite testing. Use of our products or services as part of the investment process creates the risk that our clients, the parties whose assets are managed by our clients or the companies that we rate or assess in our ESG segment may pursue claims against us based on even a small error in our data, calculations, methodologies or analysis or a malfunction or failure in our systems, products or services.

Errors or defects can exist at any point in a product’s life cycle, but are frequently found after introduction of new products or enhancements to existing products. We continually introduce new methodologies and products, and new versions of and updates to our products. Despite internal testing and in some cases testing or use by clients, our products may contain errors in our data, calculations, methodologies or analysis, including serious defects or malfunctions. If we detect any errors before we release or deliver a product or publish a methodology or analysis, we might have to suspend or delay the product release or delivery for an extended period of time while we address the problem. We may not discover errors that affect our products or enhancements until after they are deployed, and we may need to provide enhancements or corrections to address such errors, and in certain cases it may be impracticable to do so. If undetected errors exist in our products, or if our products fail to perform properly due to defects, malfunctions or similar problems, it could result in harm to our brand or reputation, significantly increased costs, lost sales, delays in commercial release, third party claims, contractual disputes, negative publicity, delays in or loss of market acceptance of our products, license terminations or renegotiations and/or unexpected expenses and diversion of resources to remedy or mitigate such errors, defects or malfunctions. The realization of any of these events could materially adversely affect our business, financial condition or results of operations.

While we have provisions in our client contracts that are designed to limit our exposure to potential liability claims brought by our clients or third parties based on the use of our products or services or our delay or failure to provide services, these provisions could be invalidated or fail to eliminate liability resulting from the occurrence of any of these events, which could result in the provision of credits, contractual penalties and adverse monetary judgments. Any such claims brought against us, even if the outcome were to be ultimately favorable to us, would require attention of our management, personnel, financial and other resources and could have a negative impact on our reputation or pose a significant disruption to our normal business operations. In addition, the duration or outcome of such claims and lawsuits is difficult to predict, which could further exacerbate the adverse effect they may have on our business operations.

Client Risks

Our clients that pay us a fee based on the assets under management or total expense ratio of an index-linked investment product may seek to negotiate a lower asset-based fee percentage or lower the total expense ratio of such products or may cease using our indexes, which could limit the growth of or decrease our revenues from asset-based fees.

A portion of our revenues are from asset-based fees and these revenue streams are concentrated in some of our largest clients, including BlackRock, and in our largest market, the U.S. Our clients, including our largest clients, may seek for a variety of reasons to negotiate to pay us lower asset-based fee percentages, which are sometimes calculated as a percentage of the relevant product’s total expense ratio (“TER”). Additionally, competition is intense among our clients that offer or manage index-linked investment products, including ETFs, and low fees are one of the competitive differentiators. Where an investment product’s TER determines our fees, a reduction in the TER may negatively impact our revenues.  Additionally, our clients, including our largest clients, may seek to lower or eliminate floors on asset-based fees (i.e., minimum asset-based fee percentages) or impose or lower ceilings on asset-based fees (i.e., maximum asset-based fee percentages). Such changes affecting our fees and fee structures could individually, or in the aggregate, negatively impact our revenues.

Moreover, clients that have licensed our indexes to serve as the basis of index-linked investment products are generally not required to continue to use our indexes and could elect to cease offering the product or switch to a lower fee index.  For example, at least one large client ceased using MSCI indexes as the basis for a significant number of its index funds. Clients that license our indexes to serve as the basis for listed futures and options contracts might also discontinue such contracts.  Additionally, we have a differentiated licensing strategy for our indexes and from time to time experience faster growth from lower fee products, resulting in a lower average asset-based fee percentage from index-linked investment products. While we aim to maximize the price and volume trade-off over the long-term, there can be no assurance that we will be able to do so.  Results for any given quarter could be materially adversely affected by stronger growth in assets in index-linked investment products with lower than average fees not sufficiently offset by growth in assets in index-linked investment products with higher than average fees. Our asset-based fees could dramatically decrease, which could have a material adverse effect on our business, financial condition or results of operations. Finally, to the extent that multiple investment products are based on the same index, (i) assets under management in one product could shift to products that pay MSCI lower fee levels, (ii) the products could compete for the same assets such that none of the products becomes large enough to be successful or sustained, or (iii) the failure or discontinuance of one product (e.g., derivatives used for hedging) could have a detrimental effect on the use of the other products (e.g., ETFs).

Cancellations or reductions by any of our largest clients could have a material adverse effect on our business, financial condition or results of operations.

A material portion of our revenues is concentrated in some of our largest customers. For the fiscal year ended December 31, 2019, our largest client organization by revenue, BlackRock, accounted for 11.5% of our total revenues. For the fiscal year ended December 31, 2018, BlackRock, accounted for 11.9% of our total revenues. Our revenue growth depends on our ability to obtain new clients and achieve and sustain a high level of renewal rates with respect to our existing licenses. Failure to achieve one or more of these objectives could have a material adverse effect on our business, financial condition and operating results. If one or more of our largest clients cancels or reduces its licenses and we are unsuccessful in replacing those licenses, our business, financial condition or results of operations could be materially adversely affected.

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

Technology Risks

Any failures, disruptions, instability or vulnerabilities in our information technology architecture, platforms, production and delivery systems, software, code, internal network, the Internet or other systems or applications may cause our products to be unavailable or fail and impose delays or additional costs in deploying our products, or impose conditions or restrictions on our ability to commercialize our products or keep them confidential and result in reputational and other harm and have a material adverse effect on our business, financial condition or results of operations.

We depend heavily on the capacity, reliability and security of our information technology systems and platforms and their components, including our data centers and production and delivery systems as well the Internet, to create and deliver our products and service our clients. Heavy use of our electronic delivery systems and other factors such as loss of service from third parties, operational failures, human error, terrorist or other attacks affecting systems or sites where we are located, climate or weather related events (e.g., natural disasters), power loss, telecommunications failures, technical breakdowns, Internet failures or computer viruses could impair our systems’ operations or interrupt their availability for extended periods of time. Our ability to effectively use the Internet may also be impaired due to infrastructure failures, service outages at third-party Internet providers or increased government regulation.

Disruptions, failures or slowdowns that could occur with respect to our operations, including to our information technology systems and platforms, our electronic delivery systems or the Internet, could damage our brand and reputation, result in litigation and negatively affect our ability to distribute our products effectively and to service our clients, including delivering managed services or delivering real-time index data.  There is no assurance that we will be able to successfully defend against such disruptions or that our disaster recovery or business continuity plans will be effective in mitigating the risks and associated costs, which could have a material impact on our business, financial condition or results of operations.

Any failure to ensure and protect the confidentiality of data could have a material adverse effect on our business, financial condition or results of operations.

Many of our products provide for the exchange of sensitive information with our clients through a variety of media, such as the Internet, applications and dedicated transmission lines. We rely on a complex system of internal processes and software controls along with policies, procedures and training to protect data that we receive in the ordinary course of business, including sensitive and confidential client data such as material non-public information and client portfolio data that may be provided to us or hosted on our systems, against unauthorized data access or disclosure. In addition, we change the composition of our indexes from time to time and we believe that, in some cases, such changes can have an indirect effect on the prices of constituent securities and on certain index-linked investment products based on our indexes as a result of trading activity related to replicating our indexes.

If our internal processes, confidentiality policies, conflict of interest policies or information barrier procedures fail or are insufficient, including as a result of human error or manual processes, or if an employee purposely circumvents or violates our internal controls, policies or procedures, then unauthorized access to, or disclosure or misappropriation of, data, including material non-public or other confidential information (e.g., index composition data), our brand and reputation may suffer and we may become subject to litigation, regulatory actions, sanctions or other penalties, leading to a loss of client confidence, which could have a material adverse effect on our business, financial condition or results of operations.

Successful cyber-attacks and the failure of cyber-security systems and procedures could have a material adverse effect on our business, financial condition or results of operations.

The Company’s operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of data and information, and on those of its third-party vendors. We and our vendors are subject to cyber risks, including cyber-attacks, such as phishing scams, hacking, tampering, intrusions, viruses, ransomware, malware and denial-of-service attacks. Our and our vendors’ use of mobile and cloud technologies may increase our risk for such threats. The Company may be exposed to more targeted and more sophisticated cyber-attacks aimed at accessing certain information on our systems because of our prominence in the global marketplace, including client portfolio data, the composition of our indexes and MSCI ESG Research ratings of corporate issuers. Any such threats may cause material interruptions or malfunctions in our or our vendors’ products or services, networks, systems, websites, applications, data or data processing, or may otherwise compromise the availability, confidentiality or integrity of data or information in our possession.  While the Company has not experienced cyber incidents that are individually, or in the aggregate, material, the Company has experienced cyber-attacks of varying degrees in the past, including denial-of-service attacks, and there can be no assurance that there will not be a material adverse effect in the future.

Our security measures or those of our third-party providers, including any cloud-based technologies, may prove insufficient depending upon the attack or threat posed. Cyber-attacks, security breaches or third-party reports of perceived security vulnerability to the Company’s systems, even if no breach has occurred, could damage our brand and reputation, result in litigation, regulatory actions, sanctions or other penalties, lead to loss of client confidence in our security measures and reliability, which would harm our ability to retain clients and gain new ones, and lead to financial losses. Any of the foregoing could lead to unexpected or higher than estimated costs.  We may also incur additional costs as a result of increasing and refining our internal processes and software controls and policies and procedures related to security, processing integrity and confidentiality or privacy.

Migration of our applications, systems, processes and infrastructure to new technologies, data centers, processes, platforms or applications could result in unanticipated interruption and delay in the performance and delivery of our products which could impair our ability to provide clients with products and customer service.  Such impairment may have a material adverse effect on our financial condition or results of operations.

We have experienced unanticipated interruption and delay in the performance and delivery of certain products after we migrated applications and infrastructure to new data centers. While we have taken steps to mitigate such interruptions and delays, we cannot provide assurance that they will not occur again in the future even after extensive testing of new systems, processes, applications and hardware. Such disruptions may result in cancellations and reduced demand for our products and services, resulting in decreased revenues. After adopting new technologies, applications and processes, such as cloud computing, virtualization and Agile software development, we may experience unanticipated interruption and delay in the performance and delivery of certain of our products and services. We may also incur increased operating expenses to recover data, repair, replace or remediate systems, equipment or facilities, and to protect ourselves from such disruptions. Accordingly, any significant failures, disruptions or instability affecting our information technology platform, data centers, production and delivery systems, applications, processes or the Internet could negatively affect our ability to distribute our products effectively and to service our clients, damage our brand and reputation and result in litigation, which may have a material adverse effect on our financial condition or results of operations.

Our use of open source code could introduce security vulnerabilities into our internal network system, impose unanticipated delays or costs in deploying our products, or impose conditions or restrictions on our ability to commercialize our products or keep them confidential.

We rely on open source code to develop software and to incorporate it in our products, as well as to support our internal systems and infrastructure. The use of open source code may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims, the quality of the code or the security of the code. Some open source licenses provide that if we combine our proprietary applications with open source software in a certain manner, we could be required to release the source code of our proprietary applications to the public. This would allow our competitors to create similar products with less development effort and time and ultimately put us at a competitive disadvantage. Additionally, the terms of many open source code licenses are ambiguous and have not been interpreted by U.S. courts. Accordingly, there are risks that there may be a failure in our procedures for controlling the use of open source code or that these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. In either event, we could be required to seek licenses from third parties on terms that are not commercially feasible, to make generally available portions of our proprietary code, to re-engineer our products or systems, to discontinue the licensing of our products if re-engineering could not be accomplished on a timely or cost-effective basis, or to take other remedial action that could divert resources away from our development efforts. Any of these requirements could materially adversely affect our business, financial condition or results of operations.

Strategy and Growth Risks

Our growth and profitability may not continue at the same rate as we have experienced in the past for several reasons, including if our operating costs are higher than expected, which could have a material adverse effect on our business, financial condition or results of operations.

We have experienced significant revenue and earnings growth since we began operations. There can be no assurance that we will be able to maintain the levels of growth and profitability that we have experienced in the past. If we experience higher than expected operating costs, including increased compensation costs, regulatory compliance costs, occupancy costs, selling and marketing costs, investments in geographic expansion, communication costs, travel costs, application development costs, professional fees, costs related to information technology infrastructure and other IT costs, and we cannot adjust to these costs, our operating results may fluctuate significantly or our anticipated profitability may be reduced and our anticipated results of operations and financial position may be materially adversely affected.  Additionally, there can be no assurance that we will be as successful in our product development, marketing efforts, or capital return or allocation strategies as we have been in the past, or that such efforts will result in growth or profit margins comparable to those we have experienced in the past.

Our business may be affected by changes in the global capital markets, including adverse equity market conditions, volatility in the financial markets and evolving investment trends. Such changes could decrease the use of our products which could have a material adverse effect on our business, financial condition or results of operations.

Our business is impacted by economic conditions and volatility in the global capital markets. Our clients use our products for a variety of investment objectives, including benchmarking and portfolio construction and ESG, factor, private real estate and MAC investing. Volatile capital markets may impact whether investors choose to invest in developed or emerging markets, or in the U.S. or non-U.S. markets, as well as whether to adopt different investment styles.

Our equity indexes serve as equity benchmarks against which our clients can measure the performance of their investments and are also used by clients as the basis for certain index-linked investment products for a fee based on the value of the investment product’s assets. The value of an investment product’s assets may increase or decrease in response to changes in market performance and cash inflows and outflows, which could impact our revenues. Our Analytics segment offers performance attribution and portfolio management content, applications and services and MAC models that provide clients with an integrated view of risk and return of their portfolios across markets and asset classes. Additionally, equity models developed in our Analytics segment are used to construct MSCI Factor Indexes. Our ESG segment offers ESG ratings and research on companies worldwide to provide clients with an understanding of how ESG factors can impact the long-term risk of their investments.  Such research is also used in the construction of equity and fixed income indexes, which help investors more effectively benchmark ESG investment performance and manage and measure ESG mandates.

Additionally, an increasing portion of our revenues comes from products that relate to certain investment trends, such as ESG, factor and MAC investing.  A decline in the equity markets or a trend away from such investment trends could decrease demand for the Company’s related products, which could have a material adverse effect on our business, financial condition or results of operations.

Competition and financial and budgetary pressures affecting clients in our industry may cause price reductions or loss of market share, which may materially adversely affect our business, financial condition or results of operations. To remain competitive, we must successfully develop new and enhanced products and services and effectively manage product transitions and integrations.

Competition exists across all markets for our products and services. Our competitors range in size from large companies with substantial resources to small, single-product businesses that are highly specialized. Our larger competitors may have access to more resources and may be able to achieve greater economies of scale, and our specialized competitors may be more effective in devoting technical, marketing and financial resources to compete with us with respect to a particular product. Some competitors may offer price incentives or different pricing structures that are more attractive to clients. The competitive landscape may also experience consolidation in the form of mergers and acquisitions, joint ventures or strategic partnerships, which result in a narrower pool of competitors that are better capitalized or that are able to gain a competitive advantage through synergies.

Barriers to entry may be low or declining in many of the markets for our products and services, including for single-purpose product companies, which could lead to the emergence of new competitors. For example, more broker-dealers and data suppliers could begin developing their own proprietary risk analytics or indexes. Recent developments, including increases in the availability of free or relatively inexpensive information, advances in cloud computing, increased use of open source code, as well as client development of proprietary applications in specific areas, have further reduced barriers to entry in some cases.

We may experience pressures to reduce our fees on account of financial and budgetary pressures affecting our clients, including those resulting from weak or volatile economic or market conditions, may lead certain clients to reduce their overall spending on our products or services, including by seeking similar products or services at a lower cost than what we are able to provide, by consolidating their spending with fewer providers, by consolidating with other clients or by self-sourcing certain of their informational and analytical needs. Accordingly, competitive and market pressures may result in fewer clients or reduced sales, including as a result of client closures and consolidations, price reductions, prolonged selling and renewal cycles and increased operating costs, such as for marketing and product development, which could, individually or in the aggregate, result in a material adverse effect on our business, financial condition or results of operations.

To remain competitive, we must continually introduce new products and services, enhance existing products and services, including through integration of products and services within MSCI and with third-party platforms, and effectively generate customer demand for new and upgraded products and services. We may not be successful in developing, introducing, implementing, marketing, pricing, launching or licensing new products or enhancements on a timely or cost-effective basis or without impacting the stability and efficiency of existing products and systems. Any new products and enhancements may not adequately meet the requirements of the marketplace or industry standards or achieve market acceptance. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products and services that satisfy our clients’ needs and generate revenues required to provide the desired results. From time to time, we also incur costs to integrate existing products and services and transition clients to enhanced products and services, which also present execution risks and challenges. If we are unable to effectively manage transitions to new or enhanced products and services, our business, financial condition or results of operations could be materially adversely affected.

If we are unable to successfully identify, execute and realize synergies from acquisitions or strategic partnerships, or if we experience integration, financing, or other risks resulting from our acquisitions or strategic partnerships, our financial results may be materially adversely affected.

An element of our growth strategy is growth through acquisitions and strategic partnerships. Despite our best efforts to continue pursuing such transactions, there can be no assurance that we will be able to identify suitable strategic partners or candidates for successful acquisition at acceptable terms. Our ability to achieve the expected returns and synergies from our past and future acquisitions and strategic partnerships depends, in part, upon our ability to effectively integrate the offerings, technology, sales, administrative functions and personnel of these businesses into our operations. We cannot provide assurance that we will be successful in integrating acquired businesses, that our acquired businesses will perform at the levels we anticipate or that our strategic partnerships will advance the long-term growth strategy of our company. Our past and future acquisitions and strategic partnerships may subject us to unanticipated risks or liabilities, including the potential to disrupt our operations. Any acquisition or strategic partnership could present a number of risks, including incorrect assumptions regarding the future results of acquired operations or assets or strategic partnerships, failure to achieve assumed synergies or successful integration of operations and management, increased debt associated with such transactions, dilution of our common stock, loss of key personnel and diversion of management’s attention from existing operations. Additionally, strategic partnerships may increase our reliance on third-parties, which may result in future disruptions if those partnerships are discontinued or the content or level of support provided by strategic partners is diminished.

In the event that we experience a high level of acquisition- or strategic partnership-related activity within a limited period of time, the probability that these risks would occur would likely increase. In addition, if we are unsuccessful in completing acquisitions of other businesses or assets, executing strategic partnerships or if such opportunities for expansion do not arise, our brand or reputation could suffer, and our future growth, business, financial condition or results of operations could be materially adversely affected.

Our global operations and any future expansion may continue to place significant strain on our management and other resources, as well as subject us to additional, and in some cases unanticipated, risks and costs in connection with political, economic, legal, operational and other issues resulting from our increased global footprint, which could materially adversely impact our businesses.

Our global operations and any future expansion is expected to continue to place significant demands on our personnel, management and other resources. We must continue to improve our operational, financial, human resources, management, legal and compliance processes and information systems to keep pace with the expansion of our business. There can also be no assurance that, if in the future we expand organically or by way of acquisition, our management will be effective in attracting, engaging and retaining additional qualified personnel, including additional managers or key employees, developing effective leadership in all our locations, expanding our physical facilities and information technology infrastructure, integrating acquired businesses or otherwise managing expansion. Additionally, new hires require significant training and may, in some cases, take a significant amount of time before becoming fully productive.

Our global operations expose us to political, economic, legal, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible capital controls, exchange controls, customs duties, sanctions compliance, tax penalties, levies or assessments, legal uncertainty, broad regulatory discretion and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability in certain of the countries or regions in which we conduct operations. A significant number of our employees are located in offices outside of the U.S. and a number of those employees are located in emerging market locations. For example, as of December 31, 2019, 62.9% of our employees were located in emerging market locations. The cost of establishing and maintaining these offices, including costs related to information technology infrastructure, as well as the costs of attracting, training and retaining employees in these locations may be higher, or may increase at a faster rate, than we anticipate. Additionally, public health epidemics impacting the global economy and our employees, such as COVID-19 that originated in China and has had reverberating effects around the world, particularly in the APAC region, may have a material adverse effect on our business, financial condition or results of operations.

The laws and regulations in many countries applicable to our business are uncertain and evolving, and it may be difficult for us to determine and remain compliant with the exact requirements of local laws in every market. Our inability to maintain consistent internal policies and procedures across our offices and remain in compliance with local laws in a particular market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally.

Demand for our products and services is still nascent in many parts of the world, particularly in emerging market locations. Many countries have not fully developed laws and regulations regarding risk management and ESG and, in many cases, institutions in these countries have not developed widely accepted best practices regarding the same. If we do not appropriately tailor our products and services to fit the needs of the local market, we may be unable to effectively grow sales of our products and services outside of the U.S. There can be no assurances that demand for our products and services will develop in these countries.

Any failure to effectively manage expansion or to effectively manage the business globally could damage our brand and reputation, result in increased costs and litigation and have a material adverse effect on our business, financial condition or results of operations.

Legal and Regulatory Risks

New regulations or changes to current regulations could materially adversely affect our business, financial condition or results of operations.

Failure to comply with any applicable laws, rules or regulations could damage our brand and reputation, and we may become subject to litigation, regulatory actions, sanctions, fines or other penalties. The financial services industry, within which we and many of our clients operate, is subject to extensive regulation at the federal and state levels, as well as by foreign governments, with some jurisdictions regulating indexes directly. These regulations are complex, evolve frequently and sometimes quickly and unexpectedly, and are subject to administrative interpretation and judicial construction in ways that are difficult to predict, and could materially adversely affect our business and our clients’ businesses. Uncertainty caused by political change in the U.S., Europe and Asia heightens regulatory uncertainty. Additionally, we may be required to comply with multiple and potentially conflicting laws, rules or regulations in various jurisdictions, which could, individually or in the aggregate, result in materially higher compliance costs to us. It is possible that laws or regulations could cause us to restrict or change the way we license and price our products and services or could impose additional costs on us. Changes to the laws, rules and regulations applicable to our clients could limit our clients’ ability to use our products and services or could otherwise impact our clients’ demand for our products and services. As such, to the extent that our clients become subject to certain laws, rules or regulations, we may incur higher costs in connection with modifying our products or services.  To the extent that we rely on our clients and vendors to provide data for our products and services and certain laws, rules or regulations impact our clients’ and vendors’ ability or willingness to provide that data to us or regulate the fees for which such data can be provided, our ability to continue to produce our products and services or the related costs could be negatively impacted.  The regulations that most materially impact us are described below:

•

Brexit. The United Kingdom (“UK”) exited the European Union (“EU”) on January 31, 2020 (commonly referred to as “Brexit”) and is currently in the transition period under the  Brexit Withdrawal Agreement, which ends as of the end of 2020 (but could be extended). Negotiations on the terms of the UK’s future relationship with the EU are ongoing, leading to increased legal uncertainty. Any formal agreement or other developments regarding Brexit could lead to additional legal uncertainty and potentially divergent national laws and regulations that negatively affect our business and could cause additional operating obligations and increased costs for our business. In particular, we will need to ensure that post-Brexit we are licensed to provide indexes in the EU as well as the UK under each of the EU and UK benchmark regulations.

There is also uncertainty as to how the UK’s access to the EU single market and the wider trading, legal, regulatory, tax and labor environments, especially in the UK and EU, will be impacted, including the resulting impact on our business and that of our clients. Any such changes may adversely affect our operations and financial results because we have significant operations in Europe and certain members of our senior management team are based in London. For example, changes in labor, immigration and tax laws could increase the cost to our staff of living and working in the UK or the EU and may impact our ability to hire and retain non-UK staff in the UK or UK staff in the EU. A change in such regulations, or other regulations, could increase our costs of doing business, or in some cases affect our ability to do business, which could have a material adverse effect on our business, financial condition or results of operations.

•

Regulation Affecting Benchmarks. Compliance efforts associated with regulations affecting benchmarks and the related technical standards and guidance could have a negative impact on our business and results of operations.  In particular, compliance could lead to a change in our business practices and/or our ability to offer indexes in certain jurisdictions, including the EU, including without limitation, by increasing our costs of doing business, including direct costs paid to regulators, diminishing our intellectual property rights, imposing constraints on our ability to meet contractual commitments to our data providers, or causing our data providers to refuse to provide data to us, any of which could have a material adverse effect on our index products.

For example, the benchmark industry is subject to regulations in the EU, such as Regulation (EU) 2016/1011 and Regulation (EU) No 600/2014, as well as increased scrutiny and potential new or increased regulation in various other jurisdictions. Additionally, the European Securities and Markets Authority (“ESMA”) issues guidance from time to time regarding interpretations of the benchmark regulation. The ESMA Guidelines on ETFs and other UCITS Issues limit the types of indexes that can be used as the basis of Undertakings for Collective Investment in Transferable Securities (“UCITS”) funds and require, among other things, index constituents, together with their respective weightings, to be made easily accessible free of charge, such as via the internet, to investors and prospective investors on a delayed and periodic basis. The International Organization of Securities Commissions (“IOSCO”) recommends that benchmark administrators, on a voluntary basis, publicly disclose whether they comply with the principles for financial benchmarks published by IOSCO.  The heightened attention and scrutiny on benchmarks and index providers by regulators, policymakers and the media in the EU, the U.S. and other jurisdictions around the world could result in negative publicity or comments about the role or influence of our company or the index industry generally, which could harm our reputation and credibility.

•

Data Privacy Legislation. Changes in laws, rules or regulations, or consumer environments relating to privacy or information collection and use may affect our ability to collect, manage, aggregate, store, transfer and use personal data. There could be a material adverse impact on our direct marketing due to the enactment of legislation or industry regulations, or simply a change in practices, arising from public concern over privacy issues. Restrictions or bans could be placed upon the collection, management, aggregation, storage, transfer and use of information that is currently legally available, in which case our costs related to handling information could increase materially. Recently, California passed the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA regulates the processing of personal data of all Californians and imposes significant penalties for non-compliance. The European General Data Protection Regulation imposes enhanced operational requirements for companies that receive or process personal data of residents of the EU and includes significant penalties for non-compliance.  In Japan, the Act on the Protection of Personal Information (“APPI”) regulates the use of personal information and personal data of “data subjects” for business purposes without regard to whether such use is within Japan. In addition, other jurisdictions, including China and India, are considering imposing or have already imposed additional restrictions.

•

Investment Advisers Act. Except with respect to certain products provided by MSCI ESG Research LLC and certain of its designated foreign affiliates, we believe that our products and services do not constitute or provide investment advice as contemplated by the Advisers Act. The Advisers Act imposes fiduciary duties, recordkeeping and reporting requirements, disclosure requirements, limitations on agency and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. Future developments in our product lines or changes to current laws, rules, regulations or interpretations could cause this status to change, requiring other entities in our corporate family to register as investment advisers under the Advisers Act or comply with similar laws or requirements in states or foreign jurisdictions.  See Part I, Item 1. “Business—Government Regulation” above for information about similar regulations in other countries.

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

Additionally, there has been increased attention on and scrutiny of ESG ratings providers by regulators, policymakers and the media, which could create negative publicity that could harm our reputation or credibility as well as result in new or additional regulation that could increase our costs and have a negative impact on profitability.

Legal protections for our intellectual property rights and other rights may not be sufficient or available to protect our competitive advantages. Third parties may infringe on our intellectual property rights or we may infringe upon their intellectual property rights, which, in each case, could have a material adverse effect on our business, financial condition or results of operations.

We consider many aspects of our products and services to be proprietary. We rely primarily on a combination of trade secrets, patents, copyrights and trademark rights, as well as technical measures and contractual protections, such as non-disclosure obligations, to protect our products and services. Despite our best efforts, we cannot be certain that the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, are adequate to prevent unauthorized use, misappropriation, distribution or theft of our intellectual property.

Intellectual property laws in various jurisdictions in which we operate are subject to change at any time and could further restrict our ability to protect our intellectual property rights. The enforceability of intellectual property rights and obligations under our agreements, as well as the availability of remedies in the event of a breach, may vary due to the different jurisdictions in which our clients and employees are located.  Failure to protect the Company’s intellectual property adequately could harm its brand and reputation and affect the Company’s ability to compete effectively.

There is no guarantee that any intellectual property rights that we may obtain will protect our competitive advantages, nor is there any assurance that our competitors will not infringe upon our rights. Furthermore, our competitors may independently develop and patent or otherwise protect products and services that are the same or similar to ours. We may be unable to detect the unauthorized use of our intellectual property, or disclosure of confidential information, and take the necessary steps to enforce our rights. In addition, our services and products, or the products of others that we offer to our clients, could infringe upon the intellectual property rights of third parties.

Pursuing intellectual property claims or responding to intellectual property claims, regardless of merit, can consume valuable time, and result in costly litigation or delays, and there is no guarantee that the Company will be successful. From time to time, we receive claims or notices from third parties alleging infringement or potential infringement of their intellectual property rights; and the number of these claims may grow. These intellectual property claims would likely be costly to defend and could require us to pay damages, limit our future use of certain technologies, harm our brand and reputation, significantly increase our costs and prevent us from offering some services or products.  We may need to settle such claims on unfavorable terms, pay damages, stop providing or using the affected products or services or enter into royalty and licensing agreements, which may include terms that are not commercially acceptable to us. From time to time we receive notices calling upon us to defend partners, clients, suppliers or distributors against third-party claims under indemnification clauses in our contracts. If any of these risks materialize, they could have a material adverse effect on our business, financial condition or results of operations.

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

We are subject to various anti-corruption laws that prohibit improper payments or benefits or offers of payments or benefits to foreign governments and their officials and, in some cases, to employees of a business for the purpose of directing, obtaining or retaining business. We have business in countries and regions which are less developed and are generally recognized as potentially more corrupt business environments. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various anti-corruption laws including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”) and the U.K. Bribery Act 2010. We have implemented safeguards and policies to discourage these practices by our employees and agents. However, our existing safeguards and any future improvements may prove to be less than fully effective and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions we may be subject to regulatory sanctions. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions and penalties, damage our brand and reputation and subject us to other liabilities which could have a material adverse effect on our business, results of operations and financial condition.

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

Financial Risks

Our business performance might not be sufficient for us to meet the full-year financial guidance or long-term targets that we provide publicly.

We provide full-year financial guidance and long-term targets to the public based upon our assumptions regarding our expected financial performance. For example, we provide assumptions regarding our ability to achieve certain subscription revenue growth, manage our expenses, generate free cash flow, achieve an effective tax rate within a certain range and achieve our profitability targets. While we believe that our annual financial guidance and long-term targets provide investors and analysts with insight to our view of the Company’s future performance, such financial guidance and long-term targets are based on assumptions that may not always prove to be accurate and may vary from actual results. If we fail to meet the full-year financial guidance or achieve the long-term targets that we provide, or if we find it necessary to revise such guidance or targets, the market value of our common stock or other securities could be adversely affected.

Our revenues, expenses, assets and liabilities are subject to foreign currency exchange rate fluctuation risk.

We are subject to foreign currency exchange rate fluctuation risk. Exchange rate movements can impact the U.S. dollar reported value of our revenues, expenses, assets and liabilities denominated in non-U.S. dollar currencies or where the currency of such items is different than the functional currency of the entity where these items were recorded.  Additionally, the value of assets in index-linked investment products can fluctuate significantly over short periods of time and such volatility may be further impacted by fluctuations in foreign currency exchange rates. For additional information on our foreign currency exchange rate risk, see Part II, Item 7A “—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk.”

We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. Any derivative financial instruments that we are currently party to or may enter into in the future may not be successful, resulting in an adverse impact on our results of operations.

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

Our indebtedness could materially adversely affect our cash flows and financial flexibility. Our variable rate indebtedness could subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

For an overview of our current outstanding indebtedness and history of our offerings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Although we believe that our cash flows will be sufficient to service our outstanding indebtedness, we cannot provide assurance that we will generate and maintain cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our ability to make payments on indebtedness and to fund planned capital expenditures depends on our ability to generate and access cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations or access offshore cash, we may need to refinance all or a portion of our indebtedness on or before maturity and we may not be able to secure additional financing on terms favorable or acceptable to us or at all. Absent sufficient cash flow from our operations and the ability to refinance, we could also be forced to sell assets to make up for any shortfall in our payment obligations. The restrictive covenants in our debt agreements, however, limit our and our subsidiaries’ ability to sell assets and also restrict the use of proceeds from such a sale. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, ability to obtain financing and ability to compete in our industry could be materially adversely affected.

We may need to incur additional debt from time to time under our existing debt agreements to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could intensify, including by making it difficult for us to optimally capitalize and manage the cash flow for our business or placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

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

In 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates London Interbank Offered Rate (“LIBOR”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021, and there is a substantial risk that LIBOR will be discontinued or modified by the end of 2021, and although alternative reference rates have been proposed, it is unknown whether they will attain market acceptance as replacements of LIBOR. At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates may have on LIBOR, other benchmarks or floating rate debt instruments, including borrowings under the Credit Agreement, dated as of November 20, 2014, by and among the Company, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto, as amended, supplemented, modified or amended and restated from time to time (the “Revolving Credit Facility”). The use of alternative reference rates or other reforms could cause the interest rate calculated for such borrowings to increase or otherwise fail to correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form, or have other adverse effects on us. To address the transition away from LIBOR, our Revolving Credit Facility provides for a process to amend our Revolving Credit Facility to substitute LIBOR with a replacement rate under certain circumstances. However, there is no guarantee that any such amendment for a replacement rate would become effective, and in the event that such amendment does not become effective, we may be required to pay a rate of interest higher than expected on the amount owed under our Revolving Credit Facility.

A change in our credit ratings could materially adversely affect our financial condition.

Our credit ratings are not recommendations to buy, sell or hold any of our common stock or outstanding debt. Our outstanding debt under the Senior Notes currently has non-investment grade ratings. Any rating assigned to such debt is subject to ongoing evaluation by the credit rating agencies and could be lowered or withdrawn entirely at any time by either or both agencies if, in the agency’s judgment, future circumstances relating to the basis of the rating so warrant. Such future circumstances include, but are not limited to, adverse changes to our results of operations, financial condition or cash flows, or revisions to our corporate strategy pertaining to capitalization or leverage. For example, on July 28, 2015, the Board of Directors authorized corporate action that led to a change in the Company’s target leverage and interest expense, allowing for the issuance of our 2025 Senior Notes on August 13, 2015. Following the Board of Directors’ authorization, one of the ratings agencies described the increase as substantially higher than current leverage levels and as a result downgraded our credit rating. This downgrade, and any further downgrade, could adversely affect the amount of capital we can access, as well as the terms of any financing we obtain.

In addition, our debt covenants contain certain obligations that are triggered by a change in our credit rating, including obligations to make repurchase offers to the noteholders of our Senior Notes if the following two conditions are met at the time of, or as a result of, a change of control or sale of substantially all of the Company’s assets: (i) the Senior Notes are rated below investment grade by each rating agency that rates the Senior Notes and (ii) the Senior Notes are downgraded by any rating agency.

Any adverse change in our credit rating could have a negative effect on our liquidity and future growth through transactions in which we rely on the ability to receive debt capital at an advantageous cost and on favorable terms. Accordingly, actual or anticipated changes or downgrades to or withdrawal of our credit ratings, including any announcement that our ratings are under review or have been assigned a negative outlook, could result in damage to our brand and reputation and have a material adverse effect on our financial condition, results of operations and cash flows and on the market value of our common stock and outstanding debt.

We may have exposure to tax liabilities in various jurisdictions. Future changes in tax law could materially affect our tax obligations and effective tax rate.

We are subject to income taxes, as well as non-income or indirect taxes, in the U.S. and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Changes in domestic and international tax laws could negatively impact our overall effective tax rate.  In particular, Brexit could create uncertainty with respect to our corporate tax rate as well as the tax rates of our employees based in the UK.

The 2017 U.S. Tax Cuts and Jobs Act (“Tax Reform”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. Tax Reform requires complex computations not previously provided in U.S. tax law. Further, compliance with Tax Reform and the accounting for such provisions require accumulation of information not previously required or regularly produced. The U.S. Department of Treasury has broad authority, and is continuing, to issue regulations and interpretative guidance that may significantly impact how we will apply the law and may impact our results of operations.

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

We have goodwill and intangible assets of $1,824.4 million recorded on our balance sheet as of December 31, 2019. We evaluate the recoverability of recorded goodwill amounts annually or when evidence of potential impairment exists. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These impairment tests are based on several factors requiring management’s judgment. Changes in fair market valuations and our operating performance or business conditions, in general, could result in future impairments of goodwill or intangible assets which could materially adversely affect our results of operations. In addition, if we are not successful in achieving anticipated operating efficiencies associated with acquisitions, our goodwill and intangible assets may become impaired.

Item 1B.	Unresolved Staff Comments

Nothing required to be disclosed.

Item 2.	Properties

As of December 31, 2019, our principal offices consisted of the following leased properties:

Location	Square Feet	Expiration Date
Mumbai, India	126,286	August 31, 2023
New York, New York	125,811	February 28, 2033
Budapest, Hungary	70,833	February 28, 2029
Monterrey, Mexico	46,569	October 31, 2028
Berkeley, California	34,178	February 28, 2030
Manila, Philippines	31,543	February 28, 2027
London, England	30,519	December 25, 2026
Norman, Oklahoma	23,664	May 31, 2024
Boston, Massachusetts	13,506	November 30, 2021

As of December 31, 2019, we have more than 30 leased and occupied locations of which the principal offices are listed above. We also have additional office locations, including but not limited to, the following leased locations (in descending order of square footage): Chicago, Illinois; Geneva, Switzerland; San Francisco, California; Beijing, China; Frankfurt, Germany; Shanghai, China; Hong Kong, China; Paris, France; Tokyo, Japan; Portland, Maine; Sydney, Australia; Toronto, Canada; and Singapore.

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

Stock Price and Dividends

Our common stock has traded on the New York Stock Exchange since November 15, 2007 and trades under the symbol “MSCI.” As of February 11, 2020, there were 118 shareholders of record of our common stock.

Dividend Policy

The payment amounts of future dividends will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, business conditions, corporate law requirements and other factors. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information on our dividend policy.

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

Under the Directors Plan, directors that are not employees of the Company receive annual Board retainer fees and fees for serving on the Company’s committees, if applicable, and a director may make an election to receive all or any portion of such director’s retainer and committee fees in shares of our common stock in lieu of cash. Non-employee directors are entitled to receive an annual grant of $160,000 and the lead director is entitled to an additional $50,000 in stock units (a total of $210,000), in each case, subject to a one-year vesting schedule. Effective May 1, 2020, non-employee directors will be entitled to receive an annual grant of $165,000 and the lead director will be entitled to an additional $50,000 in stock units (a total of $215,000), which will also be subject to a one-year vesting schedule. Under the MSCI Inc. Non-Employee Directors Deferral Plan, directors may elect to defer receipt of all or any portion of any shares of our common stock issuable upon conversion of any stock unit or any retainer elected to be paid in shares of our common stock until (i) 60 days following separation of service or (ii) the earlier of a specified date or 60 days following separation of service.

On February 18, 2016, the Board of Directors, upon the recommendation of the Compensation Committee, approved the MSCI Inc. 2016 Omnibus Plan (“Omnibus Plan”), an equity incentive compensation plan that was approved by shareholders at the Company’s 2016 annual meeting of shareholders. The Omnibus Plan replaced the Company’s then existing equity compensation plan—the MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (as amended, the “2007 Plan”). Compensation paid to the Company’s executive officers historically complied with the performance-based compensation exception under 162(m) of the IRC (“162(m)”) by being granted pursuant to the MSCI Inc. Performance Formula and Incentive Plan (the “Performance Plan”). Shareholder approval of the Omnibus Plan constituted approval of the material terms of the performance goals under the Omnibus Plan for purposes of 162(m). Despite the changes implemented by Tax Reform, the Company will continue to maintain the Performance Plan and may make awards pursuant to it.

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

The following table presents certain information with respect to our equity compensation plans at December 31, 2019:

	Number of Securities to be Issued Upon Vesting of Restricted Stock Units and Exercise of Outstanding Options a	Weighted Average Unit Award Value of Restricted Stock Units and Weighted -Average Exercise Price of Outstanding Options b	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) c
Equity Compensation Plans Not Approved by Security Holders	—	$—	—
Equity Compensation Plans Approved by Security Holders
MSCI Amended and Restated 2007 Equity Incentive Compensation Plan	21,386	$54.55	—
MSCI Inc. 2016 Omnibus Plan	729,226	$123.48	4,945,088
MSCI Inc. 2016 Non-Employee Directors Compensation Plan	6,603	$225.38	290,500
Total	757,215	$122.42	5,235,588

Stock Repurchases

The Board of Directors has approved a stock repurchase program for the purchase of the Company’s common stock in the open market. See Note 10, “Shareholders’ Equity (Deficit),” of the Notes to Consolidated Financial Statements included herein for additional information on our stock repurchase program.

The following table provides information with respect to purchases made by or on behalf of the Company of its common stock during the quarter ended December 31, 2019. There were no other share repurchases during the quarter outside of the repurchases noted below.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2019-October 31, 2019	137	$222.58	-	$1,456,072,000
November 1, 2019-November 30, 2019	2,989	$245.86	-	$1,456,072,000
December 1, 2019-December 31, 2019	19,217	$261.21	-	$1,456,072,000
Total	22,343	$258.92	-	$1,456,072,000

(1)

Includes (i) shares purchased by the Company on the open market under the 2019 Repurchase Program; (ii) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units; (iii) shares withheld to satisfy tax withholding obligations and exercise price on behalf of employees that occur upon exercise and delivery of outstanding shares underlying stock options; and (iv) shares held in treasury under the MSCI Inc. Non-Employee Directors Deferral Plan. The value of shares withheld to satisfy tax withholding obligations was determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.

(2)	See Note 10, “Shareholders’ Equity” of the Notes to the Consolidated Financial Statements included herein for further information regarding our stock repurchase programs.

Recent Sales of Unregistered Securities

Since January 1, 2017, the Company has issued an aggregate principal amount of $1,500.0 million in senior unsecured notes in the amounts of $500.0 million during the year ended December 31, 2018 and $1,000.0 million during the year ended December 31, 2019, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company completed its private placement offering of $500.0 million aggregate principal amount of 5.375% senior unsecured notes due 2027 (the “2027 Senior Notes”) on May 15, 2018.  The Company issued $1,000.0 million aggregate principal amount of 4.000% senior unsecured notes due 2029 (the “2029 Senior Notes”) in November 2019 by completing a private placement offering of $500.0 million aggregate principal amount of the 2029 Senior Notes on November 7, 2019 with an add-on of $500.0 million aggregate principal amount of the 2029 Senior Notes on November 20, 2019. The Company used a portion of the net proceeds from the 2029 Senior Notes, together with available cash, for the partial pre-maturity redemption of $500.0 million aggregate principal amount of the $800.0 million aggregate principal amount of 5.250% senior unsecured notes due 2024 (the “2024 Senior Notes”). The 2024 Senior Notes, the 2027 Senior Notes and the 2029 Senior Notes have not been registered under the Securities Act or any state securities laws.

There were no unregistered sales of equity securities in the year ended December 31, 2019.

Use of Proceeds from Sale of Registered Securities

None.

FIVE-YEAR STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholders’ return on our common stock, the Standard & Poor’s 500 Stock Index and the NYSE Composite Index since December 31, 2014 assuming an investment of $100 at the closing price on December 31, 2014. In calculating total annual shareholders’ return, reinvestment of dividends, if any, is assumed. The indexes are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indexes are an appropriate measure of the relative performance of the common stock. This graph is not “soliciting material,” is not to be deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Total Investment Value

	Years Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2014	2015	2016	2017	2018	2019
MSCI Inc.	$100	$154	$170	$277	$327	$579
S&P 500	$100	$101	$114	$138	$132	$174
NYSE Composite Index	$100	$96	$107	$127	$116	$146

Source: S&P Global

Item 6.	Selected Financial Data

Our selected consolidated financial data for the periods presented should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

	As of or For the
	Years Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018 (1)	2017	2016	2015 (2)
	(in thousands, except operating margin and per share data)
Operating revenues	$1,557,796	$1,433,984	$1,274,172	$1,150,669	$1,075,013
Total operating expenses	802,095	747,086	694,402	662,565	671,115
Operating income	755,701	686,898	579,770	488,104	403,898
Other expense (income), net	152,383	57,002	112,871	102,166	54,344
Provision for income taxes	39,670	122,011	162,927	125,083	119,516
Income from continuing operations, net of income taxes	563,648	507,885	303,972	260,855	230,038
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	(6,390)
Net income	$563,648	$507,885	$303,972	$260,855	$223,648
Operating margin	48.5%	47.9%	45.5%	42.4%	37.6%
Basic earnings per share:
Earnings per basic common share from continuing operations	$6.66	$5.83	$3.36	$2.72	$2.11
Earnings per basic common share from discontinued operations	—	—	—	—	(0.06)
Earnings per basic common share	$6.66	$5.83	$3.36	$2.72	$2.05
Diluted earnings per share:
Earnings per diluted common share from continuing operations	$6.59	$5.66	$3.31	$2.70	$2.09
Earnings per diluted common share from discontinued operations	—	—	—	—	(0.06)
Earnings per diluted common share	$6.59	$5.66	$3.31	$2.70	$2.03
Weighted average shares outstanding used in computing earnings per share
Basic	84,644	87,179	90,336	95,986	109,124
Diluted	85,536	89,701	91,914	96,540	109,926
Dividends declared per common share	$2.52	$1.92	$1.32	$1.00	$0.80

	As of or For the
	Years Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019 (3)	2018 (1)	2017	2016	2015 (2)
	(in thousands)
Cash and cash equivalents	$1,506,567	$904,176	$889,502	$791,834	$777,706
Accounts receivable (net of allowances)	$499,268	$473,433	$327,597	$221,504	$208,239
Goodwill and intangibles, net of accumulated amortization	$1,824,355	$1,826,564	$1,882,457	$1,903,490	$1,957,111
Total assets	$4,204,439	$3,387,952	$3,275,668	$3,082,578	$3,146,987
Deferred revenue	$574,656	$537,977	$374,365	$334,358	$317,552
Long-term debt, net of current maturities	$3,071,926	$2,575,502	$2,078,093	$2,075,201	$1,579,404
Total shareholders' equity (deficit)	$(76,714)	$(166,494)	$401,012	$317,605	$901,487

(1)	Includes the impact of the Financial Engineering Associates, Inc. (“FEA”) and Investor Force Holdings, Inc. (“InvestorForce”) divestitures.
(2)	Includes the impact of the Insignis business (“Insignis”) from the October 16, 2015 acquisition date, which was not material.
(3)

Reflects the impact of the adoption on January 1, 2019 of Accounting Standards Update 2016-02, "Lease (Topic 842)," the impact of which was the inclusion of $166.4 million of right-of-use assets on the Company's Consolidated Statement of Financial Condition as of December 31, 2019.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations for the year ended December 31, 2019 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The discussion summarizing the significant factors affecting the results of operations and financial condition of MSCI for the year ended December 31, 2018 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), which was filed with the Securities and Exchange Commission on February 22, 2019.

Overview

We are a leading provider of critical decision support tools and services for the global investment community.  Leveraging our knowledge of the global investment process and our expertise in research, data and technology, our actionable solutions power better investment decisions by enabling our clients to understand and analyze key drivers of risk and return and confidently and efficiently build more effective portfolios.

Investors all over the world use our tools and services to gain insight and improve transparency throughout their investment processes, including to help define their investment universe, inform and analyze their asset allocation and portfolio construction decisions, measure and manage portfolio performance and risk, conduct performance attribution, implement sustainable and other investment strategies, design and issue ETFs and other index-enabled financial products, and facilitate reporting to stakeholders.

Our industry-leading, research-enhanced products and services include indexes; portfolio construction and risk management analytics; ESG research and ratings; and real estate benchmarks, return-analytics and market insights.  Through our integrated franchise we provide solutions across our products and services to support our clients’ dynamic and complex needs.  We are flexible in the delivery of our content and capabilities, much of which can be accessed by our clients through multiple channels and platforms.

We are focused on staying at the forefront of investment trends to address the evolving needs of our clients in a changing industry.  In order to most effectively serve our clients, we are committed to driving an integrated solutions-based approach, achieving service excellence, enhancing our differentiated research and content, and delivering flexible, cutting-edge technology and platforms.

Our clients comprise a wide spectrum of the global investment industry and include the following key client types:

•	Asset owners (pension funds, endowments, foundations, central banks, sovereign wealth funds, family offices and insurance companies)
•	Asset managers (institutional funds and accounts, mutual funds, hedge funds, ETFs, insurance products, private banks and real estate investment trusts)
•	Financial intermediaries (banks, broker-dealers, exchanges, custodians, trust companies and investment consultants)
•	Wealth managers (including an increasing number of “robo-advisors”)

As of December 31, 2019, we had offices in more than 30 cities across more than 20 countries to help serve our diverse client base, with 49.0% of our revenues coming from clients in the Americas, 36.0% in Europe, the Middle East and Africa (“EMEA”) and 15.0% in Asia and Australia.

In evaluating our financial performance, we focus on revenue and profit growth, including results accounted for under accounting principles generally accepted in the United States (“GAAP”) as well as non-GAAP measures, for the Company as a whole and by operating segment. In addition, we focus on operating metrics, including Run Rate, subscription sales and Retention Rate, to manage the business. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our profits into excess cash in the future. Our growth strategy includes: (a) expanding leadership in research-enhanced content, (b) strengthening existing and new client relationships by providing solutions, (c) improving access to our solutions through cutting-edge technology and platforms, (d) expanding value-added service offerings and (e) executing strategic relationships and acquisitions with complementary content and technology companies.

Key Financial Metrics and Drivers

As discussed in the previous section, we utilize a portfolio of key financial metrics to manage the Company, including GAAP and non-GAAP measures. As detailed below, we review revenues by type and by segment, or by major product line. We also review expenses by activity, which provides more transparency into how resources are being deployed. In addition, we utilize operating metrics including Run Rate, subscription sales and Retention Rate to analyze past performance and to provide insight into our latest reported portfolio of recurring business.

In the discussion that follows, we provide certain variances excluding the impact of foreign currency exchange rate fluctuations. Foreign currency exchange rate fluctuations reflect the difference between the current period results as reported compared to the current period results recalculated using the foreign currency exchange rates in effect for the comparable prior period. While operating revenues adjusted for the impact of foreign currency fluctuations includes asset-based fees that have been adjusted for the impact of foreign currency fluctuations, the underlying AUM, which is the primary component of asset-based fees, is not adjusted for foreign currency fluctuations. Approximately two-thirds of the AUM are invested in securities denominated in currencies other than the U.S. dollar, and accordingly, any such impact is excluded from the disclosed foreign currency-adjusted variances.

Revenues

Our revenues are characterized by type, which broadly reflects the nature of how they are recognized or earned. Our revenue types are recurring subscription, asset-based fees and non-recurring revenues. We also group our revenues by segment and provide the revenue type within each segment.

Recurring subscription revenues represent fees earned from clients primarily under renewable contracts and are generally recognized ratably over the term of the license or service pursuant to the contract terms. The fees are recognized as we provide the product and service to the client over the license period and are generally billed in advance, prior to the license start date.

Asset-based fees represent fees earned on the AUM linked to our indexes from independent third-party sources or the most recently reported information provided by the client. Asset-based fees also include revenues related to futures and options contracts linked to our indexes, which are primarily based on trading volumes.

Non-recurring revenues primarily represent fees earned on products and services where we do not have renewal contracts and primarily include revenues for providing historical data, certain implementation services and other special client requests, which are generally recognized at a point in time.

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

Research and Development

R&D expenses consist of costs to develop new or enhance existing products and costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support associated with these efforts.

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

Non-GAAP Financial Measures

Adjusted EBITDA

“Adjusted EBITDA,” a non-GAAP measure used by management to assess operating performance, is defined as net income before (1) provision for income taxes, (2) other expense (income), net, (3) depreciation and amortization of property, equipment and leasehold improvements, (4) amortization of intangible assets and, at times, (5) certain other transactions or adjustments, including the impact related to the vesting of multi-year restricted stock units granted in 2016 to certain senior executives that are subject to the achievement of multi-year total shareholder return targets, which are performance targets with a market condition (the “2016 Multi-Year PSUs”).

“Adjusted EBITDA expenses,” a non-GAAP measure used by management to assess operating performance, is defined as operating expenses less depreciation and amortization of property, equipment and leasehold improvements and amortization of intangible assets and, at times, certain other transactions or adjustments, including the impact related to the vesting of the 2016 Multi-Year PSUs.

Adjusted EBITDA and Adjusted EBITDA expenses are believed to be meaningful measures of the operating performance of the Company because they adjust for significant one-time, unusual or non-recurring items as well as eliminate the accounting effects of capital spending and acquisitions that do not directly affect what management considers to be the Company’s core operating performance in the period. All companies do not calculate adjusted EBITDA and adjusted EBITDA expenses in the same way. These measures can differ significantly from company to company depending on, among other things, long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Accordingly, the Company’s computation of the Adjusted EBITDA and Adjusted EBITDA expenses measures may not be comparable to similarly-titled measures computed by other companies.

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

On October 12, 2018, we completed the divestiture of InvestorForce and received $62.8 million in cash, which resulted in a gain of $46.6 million. InvestorForce was included as a component of the Analytics segment through the date of divestiture. The results of operations from InvestorForce were not material to the Company.

Share Repurchases

The Board of Directors has approved a stock repurchase program for the purchase of the Company’s common stock. See Note 10, “Shareholders’ Equity (Deficit),” of the Notes to Consolidated Financial Statements included herein for additional information on our stock repurchase program.

The weighted average shares outstanding used to calculate our diluted earnings per share for the year ended December 31, 2019 decreased by 4.6% compared to the year ended December 31, 2018. The decrease primarily reflects the impact of share repurchases made prior to March 31, 2019 pursuant to the 2016 and 2018 Repurchase Programs and the vesting of the restricted stock units that were included in the dilutive share count in the prior year.

Senior Notes

We have an aggregate $3,100.0 million of Senior Notes outstanding as of December 31, 2019. See “–Liquidity and Capital Resources–Senior Notes and Credit Agreement” below and Note 5, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included herein for additional information on our Senior Notes and Revolving Credit Agreement.

Tax Cuts and Jobs Act of 2017

Tax Reform which was enacted on December 22, 2017, significantly revised the U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system and imposing a one-time tax on deemed repatriation of historic earnings of foreign subsidiaries (the “Toll Charge”).

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

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table presents the results of operations for the years indicated:

	Years Ended
	December 31,	December 31,
	2019	2018	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$1,557,796	$1,433,984	$123,812	8.6%
Operating expenses:
Cost of revenues	294,961	287,335	7,626	2.7%
Selling and marketing	219,298	192,923	26,375	13.7%
Research and development	98,334	81,411	16,923	20.8%
General and administrative	110,093	99,882	10,211	10.2%
Amortization of intangible assets	49,410	54,189	(4,779)	(8.8%)
Depreciation and amortization of property, equipment and leasehold improvements	29,999	31,346	(1,347)	(4.3%)
Total operating expenses	802,095	747,086	55,009	7.4%
Operating income	755,701	686,898	68,803	10.0%
Other expense (income), net	152,383	57,002	95,381	167.3%
Income before provision for income taxes	603,318	629,896	(26,578)	(4.2%)
Provision for income taxes	39,670	122,011	(82,341)	(67.5%)
Net income	$563,648	$507,885	$55,763	11.0%

Earnings per basic common share	$6.66	$5.83	$0.83	14.2%

Earnings per diluted common share	$6.59	$5.66	$0.93	16.4%

Operating margin	48.5%	47.9%

Operating Revenues

Our revenues are grouped by the following types: recurring subscription, asset-based fees and non-recurring revenues. We also group revenues by major product lines as follows: Index, Analytics and All Other, which includes the ESG and Real Estate product lines.

The following table presents operating revenues by recurring subscriptions, asset-based fees and non-recurring revenues for the years indicated:

	Years Ended
	December 31,	December 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$1,154,040	$1,066,536	$87,504	8.2%
Asset-based fees	361,927	336,565	25,362	7.5%
Non-recurring	41,829	30,883	10,946	35.4%
Total operating revenues	$1,557,796	$1,433,984	$123,812	8.6%

Total operating revenues grew 8.6% to $1,557.8 million for the year ended December 31, 2019 compared to $1,434.0 million for the year ended December 31, 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 8.9% for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Revenue from recurring subscriptions increased 8.2% to $1,154.0 million for the year ended December 31, 2019 compared to $1,066.5 million for the year ended December 31, 2018, primarily driven by growth in Index products, which increased $53.4 million, or 11.2%, and growth in All Other products, which increased $22.2 million, or 19.4%. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions would have increased 8.5% for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Revenues from asset-based fees increased 7.5% to $361.9 million for the year ended December 31, 2019 compared to $336.6 million for the year ended December 31, 2018. The increase in asset-based fees was primarily driven by an increase in revenues from exchange traded futures and options contracts linked to MSCI indexes. The increase in revenues from futures and options contracts was driven by approximately $5.0 million in additional fees associated with prior periods attributed to a retrospective price increase from a renegotiated contract entered into during the year ended December 31, 2019, as well as the cumulative impact of price and volume increases. The increase in revenues from asset-based fees was also driven by higher revenues from ETFs linked to MSCI indexes which was driven by a 7.6% increase in average AUM, partially offset by the impact of a change in product mix. In addition, the increase in revenues from asset-based fees was driven by higher revenues from non-ETF passive products linked to MSCI indexes. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

The following table presents the value of AUM in ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2018				2019
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
AUM in ETFs linked to MSCI indexes(1), (2), (3)	$764.9	$744.7	$765.5	$695.6	$802.2	$819.3	$815.0	$934.4
Sequential Change in Value
Market Appreciation/ (Depreciation)	$(11.7)	$(19.4)	$15.6	$(94.7)	$78.3	$14.9	$(9.2)	$63.5
Cash Inflows	32.3	(0.8)	5.2	24.8	28.3	2.2	4.9	55.9
Total Change	$20.6	$(20.2)	$20.8	$(69.9)	$106.6	$17.1	$(4.3)	$119.4

The following table presents the average value of AUM in ETFs linked to MSCI indexes for the periods indicated:

	Year-to-Date Average
	2018				2019
	March	June	September	December	March	June	September	December
AUM in ETFs linked to MSCI indexes(1), (2), (3)	$779.5	$778.0	$770.6	$757.2	$766.0	$788.7	$796.1	$814.4

(1)

The historical values of the AUM in ETFs linked to our indexes as of the last day of the month and the monthly average balance can be found under the link “AUM in ETFs Linked to MSCI Indexes” on our Investor Relations homepage at http://ir.msci.com. This information is updated mid-month each month. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC. The AUM in ETFs numbers also include AUM in Exchange Traded Notes, the value of which is less than 1.0% of the AUM amounts presented.

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

For the year ended December 31, 2019, the average value of AUM in ETFs linked to MSCI equity indexes was $814.4 billion, up $57.2 billion, or 7.6%, from $757.2 billion for the year ended December 31, 2018.

Non-recurring revenues increased 35.4% to $41.8 million for the year ended December 31, 2019, compared to $30.9 million for the year ended December 31, 2018, primarily driven by growth in Index products, which increased $6.7 million, or 31.7%, and growth in Analytics products, which increased $5.0 million, or 89.9%.

The following table presents operating revenues by reportable segment and revenue type for the years indicated:

	Years Ended
	December 31,	December 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$530,968	$477,612	$53,356	11.2%
Asset-based fees	361,927	336,565	25,362	7.5%
Non-recurring	28,042	21,298	6,744	31.7%
Index total	920,937	835,475	85,462	10.2%
Analytics
Recurring subscriptions	486,282	474,334	11,948	2.5%
Non-recurring	10,643	5,605	5,038	89.9%
Analytics total	496,925	479,939	16,986	3.5%
All Other
Recurring subscriptions	136,790	114,590	22,200	19.4%
Non-recurring	3,144	3,980	(836)	(21.0%)
All Other total	139,934	118,570	21,364	18.0%
Total operating revenues	$1,557,796	$1,433,984	$123,812	8.6%

Refer to the section titled, “Segment Results of Operations” for an explanation of the results.

Operating Expenses

Operating expenses increased 7.4% to $802.1 million for the year ended December 31, 2019 compared to $747.1 million for the year ended December 31, 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating expenses would have increased 9.0% for the year ended December 31, 2019 compared to the year ended December 31, 2018.

The following table presents operating expenses by activity for the years indicated:

	Years Ended
	December 31,	December 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$294,961	$287,335	$7,626	2.7%
Selling and marketing	219,298	192,923	26,375	13.7%
Research and development	98,334	81,411	16,923	20.8%
General and administrative	110,093	99,882	10,211	10.2%
Amortization of intangible assets	49,410	54,189	(4,779)	(8.8%)
Depreciation and amortization of property, equipment and leasehold improvements	29,999	31,346	(1,347)	(4.3%)
Total operating expenses	$802,095	$747,086	$55,009	7.4%

Cost of Revenues

Cost of revenues for the year ended December 31, 2019 increased 2.7% to $295.0 million compared to $287.3 million for the year ended December 31, 2018, reflecting increases across the Index and the All Other reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to $7.0 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs, and higher incentive compensation, partially offset by lower wages and salaries, as well as increases in non-compensation costs, including professional fees.

Selling and Marketing

Selling and marketing expenses for the year ended December 31, 2019 increased 13.7% to $219.3 million compared to $192.9 million for the year ended December 31, 2018, reflecting increases in all three reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries, $4.5 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs, and higher severance costs, as well as increases in non-compensation costs, including marketing costs, professional fees and recruiting costs.

Research and Development

R&D expenses for the year ended December 31, 2019 increased 20.8% to $98.3 million compared to $81.4 million for the year ended December 31, 2018, reflecting higher investments across all three reportable segments. The change was driven by increases in compensation and benefits costs which includes an insignificant amount of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs. Additionally, there were increases in non-compensation costs, including professional fees, information technology costs, occupancy costs, recruiting costs and travel and entertainment costs.

General and Administrative

G&A expenses for the year ended December 31, 2019 increased 10.2% to $110.1 million compared to $99.9 million for the year ended December 31, 2018, reflecting increases across all three reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and $3.5 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs, offset, in part, by lower incentive compensation.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories:

	Years Ended
	December 31,	December 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$518,730	$471,655	$47,075	10.0%
Non-compensation expenses	203,956	189,896	14,060	7.4%
Amortization of intangible assets	49,410	54,189	(4,779)	(8.8%)
Depreciation and amortization of property, equipment and leasehold improvements	29,999	31,346	(1,347)	(4.3%)
Total operating expenses	$802,095	$747,086	$55,009	7.4%

Compensation and benefits costs are our most significant expense and typically represent more than 60% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 3,396 employees as of December 31, 2019 compared to 3,112 employees as of December 31, 2018, reflecting a 9.1% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of December 31, 2019, 62.9% of our employees were located in emerging market centers compared to 61.4% as of December 31, 2018.

Compensation and benefits costs for the year ended December 31, 2019 increased 10.0% to $518.7 million compared to $471.7 million for the year ended December 31, 2018, driven by $15.4 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs, higher severance costs, incentive compensation, wages and salaries and benefit costs.

Non-compensation expenses for the year ended December 31, 2019 increased 7.4% to $204.0 million compared to $189.9 million for the year ended December 31, 2018, primarily driven by higher costs relating to professional fees, information technology costs, recruiting costs, travel and entertainment costs, marketing and personnel related costs.

Amortization of Intangible Assets

Amortization of intangible assets expense for the year ended December 31, 2019 decreased 8.8% to $49.4 million compared to $54.2 million for the year ended December 31, 2018, primarily driven by the absence of amortization following the write-off of the IPD trade name used by the Real Estate segment in June 2018 and the October 2018 InvestorForce divestiture, partially offset by higher amortization of internally-developed capitalized software.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements for the year ended December 31, 2019 and 2018 was $30.0 million and $31.3 million, respectively.

Other Expense (Income), Net

Other expense (income), net for the year ended December 31, 2019 increased 167.3% to $152.4 million compared to $57.0 million for the year ended December 31, 2018. The increase was primarily driven by the absence of the $46.6 million and $10.6 million of gains realized from the InvestorForce and FEA divestitures, respectively, which occurred in 2018. The increase was also driven by the $16.8 million loss on extinguishment associated with the partial pre-maturity redemption of the 2024 Senior Notes which included approximately $13.1 million of call premium paid in accordance with the redemption prices set forth in the indenture and the write-off of approximately $3.7 million of unamortized costs associated with the 2024 Senior Notes. In addition, the increase also reflects higher interest expense associated with higher outstanding debt and higher foreign currency exchange losses.

Income Taxes

The provision for income tax decreased 67.5% to $39.7 million for the year ended December 31, 2019 compared to $122.0 million for the year ended December 31, 2018. These amounts reflect effective tax rates of 6.6% and 19.4% for the years ended December 31, 2019 and 2018, respectively.

The effective tax rate of 6.6% for the year ended December 31, 2019 reflects the impact of certain favorable discrete items totaling $85.7 million. These discrete items primarily relate to $66.6 million of excess tax benefits recognized upon vesting of the 2016 Multi-Year PSUs and $16.1 million of excess tax benefits on other share-based compensation recognized during the period. In addition, the effective tax rate was impacted by a beneficial geographic mix of earnings.

The effective tax rate of 19.4% for the year ended December 31, 2018 reflects the impact of certain favorable discrete items totaling $31.9 million. These discrete items include $8.8 million of excess tax benefits related to stock-based compensation, $11.9 million related to the release of valuation allowances previously recorded on capital loss carryforwards and $11.2 million related to the final impact of Tax Reform.

Net Income

As a result of the factors described above, net income for the year ended December 31, 2019 increased 11.0% to $563.6 million compared to $507.9 million for the year ended December 31, 2018.

Adjusted EBITDA

The following table presents the calculation of the non-GAAP Adjusted EBITDA measure for the years indicated:

	Years Ended
	December 31,	December 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:	$1,557,796	$1,433,984	$123,812	8.6%
Adjusted EBITDA expenses	707,297	661,551	45,746	6.9%
Adjusted EBITDA	$850,499	$772,433	$78,066	10.1%
Adjusted EBITDA margin %	54.6%	53.9%
Operating margin %	48.5%	47.9%

Adjusted EBITDA increased 10.1% to $850.5 million for the year ended December 31, 2019 compared to $772.4 million for the year ended December 31, 2018. Adjusted EBITDA margin increased to 54.6% for the year ended December 31, 2019 compared to 53.9% for the year ended December 31, 2018. The increase in Adjusted EBITDA margin reflects a higher rate of growth in operating revenues as compared to the rate of growth of Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the years indicated:

	Years Ended
	December 31,	December 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Index Adjusted EBITDA	$670,188	$607,853	$62,335	10.3%
Analytics Adjusted EBITDA	152,113	143,645	8,468	5.9%
All Other Adjusted EBITDA	28,198	20,935	7,263	34.7%
Consolidated Adjusted EBITDA	850,499	772,433	78,066	10.1%
2016 Multi-Year PSUs grant payroll tax expense	15,389	—	15,389	n/a
Amortization of intangible assets	49,410	54,189	(4,779)	(8.8%)
Depreciation and amortization of property, equipment and leasehold improvements	29,999	31,346	(1,347)	(4.3%)
Operating income	755,701	686,898	68,803	10.0%
Other expense (income), net	152,383	57,002	95,381	167.3%
Provision for income taxes	39,670	122,011	(82,341)	(67.5%)
Net income	$563,648	$507,885	$55,763	11.0%

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the years indicated:

	Years Ended
	December 31,	December 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Index Adjusted EBITDA expenses	$250,749	$227,622	$23,127	10.2%
Analytics Adjusted EBITDA expenses	344,812	336,294	8,518	2.5%
All Other Adjusted EBITDA expenses	111,736	97,635	14,101	14.4%
Consolidated Adjusted EBITDA expenses	707,297	661,551	45,746	6.9%
2016 Multi-Year PSUs grant payroll tax expense	15,389	—	15,389	n/a
Amortization of intangible assets	49,410	54,189	(4,779)	(8.8%)
Depreciation and amortization of property, equipment and leasehold improvements	29,999	31,346	(1,347)	(4.3%)
Total operating expenses	$802,095	$747,086	$55,009	7.4%

Segment Results

The results for each of our three reportable segments for the years ended December 31, 2019 and 2018 are presented below:

Index Segment

The following table presents the results for the Index segment for the years indicated:

	Years Ended
	December 31,	December 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$530,968	$477,612	$53,356	11.2%
Asset-based fees	361,927	336,565	25,362	7.5%
Non-recurring	28,042	21,298	6,744	31.7%
Operating revenues total	920,937	835,475	85,462	10.2%
Adjusted EBITDA expenses	250,749	227,622	23,127	10.2%
Adjusted EBITDA	$670,188	$607,853	$62,335	10.3%
Adjusted EBITDA margin %	72.8%	72.8%

Revenues related to Index products increased 10.2% to $920.9 million for the year ended December 31, 2019 compared to $835.5 million for the year ended December 31, 2018.

Revenues from recurring subscriptions were up 11.2% to $531.0 million for the year ended December 31, 2019 compared to $477.6 million for the year ended December 31, 2018. The increase was driven by strong growth in core developed market modules, factor and ESG index products and emerging market modules. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

Revenues from asset-based fees increased 7.5% to $361.9 million for the year ended December 31, 2019 compared to $336.6 million for the year ended December 31, 2018. The increase in asset-based fees was primarily driven by an increase in revenues from exchange traded futures and options contracts linked to MSCI indexes. The increase in revenues from futures and options contracts was driven by approximately $5.0 million in additional fees associated with prior periods attributed to a retrospective price increase from a renegotiated contract entered into during the year ended December 31, 2019, as well as the cumulative impact of price and volume increases. The increase in revenues from asset-based fees was also driven by higher revenues from ETFs linked to MSCI indexes, which was driven by a 7.6% increase in average AUM, partially offset by the impact of a change in product mix. In addition, the increase in revenues from asset-based fees was driven by higher revenues from non-ETF passive products linked to MSCI indexes. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

Index segment Adjusted EBITDA expenses increased 10.2% to $250.7 million for the year ended December 31, 2019 compared to $227.6 million for the year ended December 31, 2018, reflecting higher expenses across all expense activity categories to fund current and future revenue growth. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 12.1% for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Analytics Segment

The following table presents the results for the Analytics segment for the years indicated:

	Years Ended
	December 31,	December 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$486,282	$474,334	$11,948	2.5%
Non-recurring	10,643	5,605	5,038	89.9%
Operating revenues total	496,925	479,939	16,986	3.5%
Adjusted EBITDA expenses	344,812	336,294	8,518	2.5%
Adjusted EBITDA	$152,113	$143,645	$8,468	5.9%
Adjusted EBITDA margin %	30.6%	29.9%

Analytics segment revenues increased 3.5% to $496.9 million for the year ended December 31, 2019 compared to $479.9 million for the year ended December 31, 2018, primarily driven by strong growth in Multi-Asset Class products as well as the timing of client implementations, partially offset by declines from the October 2018 InvestorForce divestiture and the April 2018 FEA divestiture. The impact of foreign currency exchange rate fluctuations on Analytics segment revenues was negligible. Adjusting for foreign currency exchange rate fluctuations and excluding the impact of the InvestorForce and FEA divestitures, Analytics segment revenues would have increased 7.5% for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Analytics segment Adjusted EBITDA expenses increased 2.5% to $344.8 million for the year ended December 31, 2019 compared to $336.3 million for the year ended December 31, 2018, primarily driven by higher expenses across the selling and marketing and R&D expense activity categories, partially offset by lower expenses across the cost of sales expense activity category. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 4.0% for the year ended December 31, 2019 compared to the year ended December 31, 2018.

All Other Segment

The following table presents the results for the All Other segment, which consists of the ESG and Real Estate product lines, for the years indicated:

	Years Ended
	December 31,	December 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$136,790	$114,590	$22,200	19.4%
Non-recurring	3,144	3,980	(836)	(21.0%)
Operating revenues total	139,934	118,570	21,364	18.0%
Adjusted EBITDA expenses	111,736	97,635	14,101	14.4%
Adjusted EBITDA	$28,198	$20,935	$7,263	34.7%
Adjusted EBITDA margin %	20.2%	17.7%

All Other segment revenues increased 18.0% to $139.9 million for the year ended December 31, 2019 compared to $118.6 million for the year ended December 31, 2018. The increase in All Other revenues was driven by a $19.3 million, or 27.0%, increase in ESG revenues to $90.7 million and by a $2.1 million, or 4.4%, increase in Real Estate revenues to $49.3 million. The increase in ESG revenues was driven by strong growth in the ESG Ratings products and the ESG Screening products. The increase in Real Estate revenues was primarily driven by strong growth in our Global Intel products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other operating revenues would have increased 21.6%, ESG revenues would have increased 29.5% and Real Estate revenues would have increased 9.7% for the year ended December 31, 2019 compared to the year ended December 31, 2018. Adjusting for the impact of foreign currency exchange rate fluctuations and excluding the impact of the Carbon Delta acquisition, ESG revenues would have increased 29.3%.

All Other segment Adjusted EBITDA expenses increased 14.4% to $111.7 million for the year ended December 31, 2019 compared to $97.6 million for the year ended December 31, 2018, driven by higher expenses attributable mostly to ESG operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 16.8% for the year ended December 31, 2019 compared to the year ended December 31, 2018.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign currency exchange rates; and
•	the impact of acquisitions and divestitures.

The following table presents Run Rates by reportable segment as of the dates indicated and the growth percentages over the years indicated:

	As of
	December 31,	December 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
Index:
Recurring subscriptions	$559,257	$502,665	11.3%
Asset-based fees	396,140	311,908	27.0%
Index total	955,397	814,573	17.3%
Analytics	526,845	491,861	7.1%
All Other	152,247	124,886	21.9%
Total Run Rate	$1,634,489	$1,431,320	14.2%

Recurring subscriptions total	$1,238,349	$1,119,412	10.6%
Asset-based fees	396,140	311,908	27.0%
Total Run Rate	$1,634,489	$1,431,320	14.2%

Total Run Rate grew 14.2% to $1,634.5 million as of December 31, 2019 compared to $1,431.3 million as of December 31, 2018. Recurring subscription Run Rate grew 10.6% to $1,238.3 million as of December 31, 2019 compared to $1,119.4 million as of December 31, 2018. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscription Run Rate would have increased 10.6% as of December 31, 2019 compared to December 31, 2018.

Run Rate from asset-based fees increased 27.0% to $396.1 million as of December 31, 2019, from $311.9 million as of December 31, 2018, driven by higher AUM in ETFs linked to MSCI indexes as well as higher AUM in non-ETF passive funds also linked to MSCI indexes and higher fees in futures and options. As of December 31, 2019, the value of AUM in ETFs linked to MSCI indexes was $934.4 billion, up $238.8 billion, or 34.3%, from $695.6 billion as of December 31, 2018. The increase of $238.8 billion consisted of net inflows of $91.3 billion and a market appreciation of $147.5 billion. Partially offsetting the impact of the increase in AUM in ETFs linked to MSCI indexes was a change in product mix, which was the primary driver of a decline in average basis point fees to 2.82 at December 31, 2019 from 2.92 at December 31, 2018.

Index recurring subscription Run Rate grew 11.3% to $559.3 million as of December 31, 2019 compared to $502.7 million as of December 31, 2018, primarily driven by strong growth in core developed and emerging market modules and factor, ESG and custom index products with strong growth across our asset management clients and growth across our banking, hedge fund, wealth management and asset owner clients.

Run Rate from Analytics products increased 7.1% to $526.8 million as of December 31, 2019 compared to $491.9 million as of December 31, 2018, primarily driven by strong growth in both Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 7.2% as of December 31, 2019 compared to December 31, 2018.

Run Rate from All Other products increased 21.9% to $152.2 million at December 31, 2019 compared to $124.9 million at December 31, 2018. The $27.4 million increase was primarily driven by a $21.9 million, or 27.6%, increase in ESG Run Rate to $101.4 million, and a $5.4 million, or 12.0%, increase in Real Estate Run Rate to $50.8 million. The increase in ESG Run Rate was primarily driven by strong growth in ESG Ratings products and ESG Screening products. The increase in Real Estate Run Rate was primarily driven by growth in Market Information products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other Run Rate would have increased 21.7%, ESG Run Rate would have increased 27.6% and Real Estate Run Rate would have increased 11.3% at December 31, 2019 compared to December 31, 2018.

Subscription Sales

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the years indicated:

	Years Ended
	December 31,	December 31,
	2019	2018	Increase/(Decrease)
	(in thousands)
New recurring subscription sales
Index	$78,325	$72,660	7.8%
Analytics	66,992	64,986	3.1%
All Other	32,552	26,201	24.2%
New recurring subscription sales total	177,869	163,847	8.6%
Subscription cancellations
Index	(21,767)	(20,819)	4.6%
Analytics	(31,623)	(33,671)	(6.1%)
All Other	(6,468)	(6,421)	0.7%
Subscription cancellations total	(59,858)	(60,911)	(1.7%)
Net new recurring subscription sales
Index	56,558	51,841	9.1%
Analytics	35,369	31,315	12.9%
All Other	26,084	19,780	31.9%
Net new recurring subscription sales total	118,011	102,936	14.6%
Non-recurring sales
Index	30,262	22,729	33.1%
Analytics	15,947	10,209	56.2%
All Other	2,890	3,438	(15.9%)
Non-recurring sales total	49,099	36,376	35.0%
Gross sales(1)
Index	$108,587	$95,389	13.8%
Analytics	82,939	75,195	10.3%
All Other	35,442	29,639	19.6%
Total gross sales	$226,968	$200,223	13.4%
Net sales
Index	$86,820	$74,570	16.4%
Analytics	51,316	41,524	23.6%
All Other	28,974	23,218	24.8%
Total net sales	$167,110	$139,312	20.0%

(1)	Gross sales equals new recurring subscription sales plus non-recurring sales.

Retention Rate

Another key metric is our “Retention Rate.” The following table presents our Retention Rate by reportable segment and product category for the periods indicated for the years ended December 31, 2019 and 2018:

	Index	Analytics	All Other	Total
2019
Three Months Ended March 31,	96.5%	93.7%	95.9%	95.2%
Three Months Ended June 30,	97.1%	94.2%	93.9%	95.5%
Three Months Ended September 30,	96.0%	93.6%	96.8%	95.0%
Three Months Ended December 31,	93.0%	92.8%	92.7%	92.9%
Year Ended December 31,	95.7%	93.6%	94.8%	94.7%
2018
Three Months Ended March 31,	96.4%	93.0%	94.4%	94.6%
Three Months Ended June 30,	95.9%	92.1%	94.9%	94.1%
Three Months Ended September 30,	96.1%	94.1%	94.3%	95.0%
Three Months Ended December 31,	93.2%	92.7%	92.8%	92.9%
Year Ended December 31,	95.4%	93.0%	94.1%	94.1%

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

For example, in the fourth quarter of 2019, we recorded cancellations of $19.9 million. To derive the Retention Rate for the fourth quarter, we annualized the actual cancellations during the quarter of $19.9 million to derive $79.7 million of annualized cancellations. This $79.7 million was then divided by the $1,119.4 million subscription Run Rate at the beginning of the year to derive a cancellation rate of 7.1%. The 7.1% was then subtracted from 100.0% to derive a Retention Rate of 92.9% for the fourth quarter.

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

For the year ended December 31, 2019, 33.3% of our cancellations occurred in the fourth quarter. In our product lines, Retention Rate is generally higher during the first three quarters and lower in the fourth quarter, as the fourth quarter is traditionally the largest renewal period in the year.

Liquidity and Capital Resources

We require capital to fund ongoing operations, internal growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, existing cash and cash equivalents and credit capacity under our existing credit facilities. In addition, we believe we have access to additional funding in the public and private markets. We intend to use these sources of liquidity to, among other things, service our existing and future debt obligations, fund our working capital requirements for capital expenditures, investments, acquisitions, dividend payments and repurchases of our common stock. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We believe our liquidity, along with other financing alternatives, will provide the necessary capital to fund these transactions and achieve our planned growth.

Senior Notes and Credit Agreement

We have an aggregate of $3,100.0 million in senior unsecured notes (collectively, the “Senior Notes”) consisting of five discrete private placement offerings and entered into a $400.0 million Revolving Credit Agreement with a syndicate of banks. See Note 5, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included herein for additional information on our Senior Notes and Revolving Credit Agreement.

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of December 31, 2019, our Consolidated Leverage Ratio was 3.30:1.00 and our Consolidated Interest Coverage Ratio was 6.42:1.00. There have been no amounts drawn under the Revolving Credit Agreement since it was entered into on November 20, 2014.

Our non-guarantor subsidiaries of the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $883.4 million, or 56.7%, of our total revenue for the 12 months ended December 31, 2019, approximately $267.0 million, or 35.3%, of our consolidated operating income for the 12 months ended December 31, 2019, and approximately $910.1 million, or 21.6%, of our consolidated total assets (excluding intercompany assets) and $624.3 million, or 14.6%, of our consolidated total liabilities, in each case as of December 31, 2019.

Share Repurchases

The Board of Directors has approved a stock repurchase program for the purchase of the Company’s common stock in the open market. See Note 10, “Shareholders’ Equity (Deficit),” of the Notes to Consolidated Financial Statements included herein for additional information on our stock repurchase program.

As of February 12, 2020, a total of $1,456.1 million remained available on the share repurchase authorization. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

Cash Dividends

On September 17, 2014, our Board of Directors approved a plan to initiate a regular quarterly cash dividend to our shareholders. On October 30, 2014, we began paying regular quarterly cash dividends and have paid such dividends each quarter thereafter.

On January 29, 2020, the Board of Directors declared a quarterly dividend of $0.68 per share of common stock to be paid on March 6, 2020 to shareholders of record as of the close of trading on February 21, 2020.

Cash Flows

The following table presents the Company’s cash and cash equivalents as of the dates indicated:

	As of
	December 31,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$1,506,567	$904,176

The following table presents the breakdown of the Company’s cash flows for the periods indicated:

	Years Ended
	December 31,	December 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$709,523	$612,762
Net cash provided by (used in) investing activities	(71,937)	34,874
Net cash used in financing activities	(36,667)	(626,483)
Effect of exchange rates on cash and cash equivalents	1,472	(6,479)
Net increase in cash and cash equivalents	$602,391	$14,674

Cash and Cash Equivalents

Cash and cash equivalents were $1,506.6 million and $904.2 million as of December 31, 2019 and 2018, respectively. We seek to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes. As of December 31, 2019 and 2018, $321.2 million and $275.6 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. As a result of Tax Reform, we can now more efficiently access a significant portion of our cash held outside of the U.S. in the short-term without being subject to U.S. income taxes. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. The global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purpose or other needs, including acquisitions or expansion of our products.

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $709.5 million and $612.8 million for the years ended December 31, 2019 and 2018, respectively. The year-over-year increase was primarily driven by higher cash collections from customers and the benefit of lower payments for income taxes, partially offset by higher payments for cash expenses and interest.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. Historically, the payment of cash for compensation and benefits is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $71.9 million for the year ended December 31, 2019 compared to cash provided by investing activities of $34.9 million for the year ended December 31, 2018. The year-over-year change was primarily driven by the absence of the proceeds received from the InvestorForce and FEA divestitures in 2018 and the acquisition payment of Carbon Delta.

Cash Flows From Financing Activities

Cash used in financing activities was $36.7 million for the year ended December 31, 2019 compared to $626.5 million for the year ended December 31, 2018. The year-over-year change primarily reflects lower share repurchases and the proceeds from the $1,000.0 million 2029 Senior Notes offering in November 2019, partially offset by the payment for the pre-maturity redemption or repurchase of the $500.0 million aggregate principal amount of the 2024 Senior Notes and higher dividend payments.

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

Contractual Obligations

Our contractual obligations consist primarily of leases for office space, leases for equipment and other operating leases, obligations to vendors arising out of market data contracts and our debt obligations arising from the issuance of the Senior Notes. The following table summarizes our contractual obligations for the periods indicated as of December 31, 2019:

		Years Ending December 31,
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases	$221,216	28,162	27,562	23,801	22,678	17,231	101,782
Vendor obligations	110,510	44,073	15,901	14,466	11,794	12,022	12,254
Senior Notes (1)	4,222,563	152,375	152,375	152,375	152,375	452,375	3,160,688
Other obligations (2)	19,391	—	—	—	1,465	7,967	9,959
Total contractual obligations	$4,573,680	$224,610	$195,838	$190,642	$188,312	$489,595	$3,284,683

(1)

Includes the impact of payments for the principal amount on the 2024 Senior Notes, the $800.0 million aggregate principal amount of 5.750% senior unsecured notes due 2025 (the “2025 Senior Notes”), the $500.0 million aggregate principal amount of 4.750% senior unsecured notes due 2026 (the “2026 Senior Notes”), the 2027 Senior Notes and the 2029 Senior Notes plus interest based on the 5.25%, 5.75%, 4.75%, 5.375% and 4.00% coupon interest rates, respectively.

(2)	Primarily includes amounts payable related to the estimated Toll Charge. The Toll Charge is included within “Other non-current liabilities” in our Consolidated Statements of Financial Condition.

The obligations related to our uncertain tax positions, which are not considered material, have been excluded from the table above because of the uncertainty surrounding the timing and final amounts of any settlement.

Off-Balance Sheet Arrangements

At December 31, 2019 and 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the years ended December 31, 2019 and 2018, 13.5% and 12.9%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 13.5% of non-U.S dollar exposure for the year ended December 31, 2019, 40.8% was in Euros, 26.9% was in Japanese yen and 23.1% was in British pounds sterling. Of the 12.9% of non-U.S dollar exposure for the year ended December 31, 2018, 42.2% was in Euros, 29.4% was in Japanese yen and 17.8% was in British pounds sterling.

Revenues from index-linked investment products represented 23.2% and 23.5% of operating revenues for the years ended December 31, 2019 and 2018, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 41.2% and 40.4% of our operating expenses for the years ended December 31, 2019 and 2018, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Euros, Hong Kong dollars, Swiss francs and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $4.0 million for the year ended December 31, 2019 and foreign currency exchange gains of $0.4 million for the year ended December 31, 2018.

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

Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management, including the Company’s CEO and CFO, concluded that, as of December 31, 2019, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which appears on page F-2 of this Annual Report on Form 10-K.

(c). Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for the information relating to our Executive Officers set forth in Part I of this Annual Report on Form 10-K, we incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2019.

Information regarding our Code of Ethics and Business Conduct and Corporate Governance Policies is incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after December 31, 2019. Any amendments to, or waivers from, a provision of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.msci.com. The information on our website is not and should not be considered a part of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2019. The information provided under Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2019.

Item 14.	Principal Accounting Fees and Services

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2019.

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

(a)(3) Exhibits

The information required by this Item is set forth below.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	10-Q	001-33812	3.1	5/4/2012
3.2	Amended and Restated By-laws	10-Q	001-33812	3.2	5/4/2012
4.1	Form of Senior Indenture	S-3	333-206232	4.1	8/7/2015
4.2	Form of Subordinated Indenture	S-3	333-206232	4.2	8/7/2015
4.3	Form of Common Stock Certificate	10-Q	001-33812	4.1	5/4/2012
4.4	Indenture, dated as of November 20, 2014, among MSCI Inc., each of the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	11/20/2014
4.5	Form of Note for MSCI Inc. 5.250% Senior Notes due November 15, 2024 (included in Exhibit 4.4)	8-K	001-33812	4.2	11/20/2014
4.6	Indenture, dated as of August 13, 2015, among MSCI Inc., each of the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	8/13/2015
4.7	Form of Note for MSCI Inc. 5.750% Senior Notes due August 13, 2025 (included in Exhibit 4.6)	8-K	001-33812	4.2	8/13/2015
4.8	Indenture, dated as of August 4, 2016, among MSCI Inc., each of the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	8/5/2016
4.9	Form of Note for MSCI Inc. 4.750% Senior Notes due August 1, 2026 (included in Exhibit 4.8)	8-K	001-33812	4.2	8/5/2016
4.10	Indenture, dated as of May 18, 2018, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	5/18/2018
4.11	Form of Note for MSCI Inc. 5.375% Senior Notes due May 15, 2027 (included in Exhibit 4.10)	8-K	001-33812	4.2	5/18/2018
4.12	Indenture, dated as of November 7, 2019, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	11/7/2019

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
4.13	Form of Note for MSCI Inc. 4.000% Senior Notes due November 15, 2029 (included in Exhibit 4.1)	8-K	001-33812	4.2	11/7/2019
4.14	Description of Securities	Filed Herewith
10.1†	Index License Agreement for Funds, dated as of March 18, 2000, between Morgan Stanley Capital International and Barclays Global Investors, N.A.	10-K	001-33812	10.1	2/27/2015
10.2†	Amendment to Index License Agreement for Funds between Morgan Stanley Capital International and Barclays Global Investors, N.A.	10-K	001-33812	10.2	2/29/2012
10.3†	Letter Agreement to Amend MSCI-BGI Fund Index License Agreement, dated as of June 21, 2001, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.3	1/31/2011
10.4†	Addendum to the Index License Agreement for Funds, dated as of September 18, 2002, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.4	9/26/2007
10.5†	Amendment to the Index License Agreement for Funds, dated as of December 3, 2004, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.5	10/26/2007
10.6†	Amendment to the Index License Agreement for Funds, dated as of May 1, 2005, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.6	9/26/2007
10.7†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2006, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	S-1/A	333-144975	10.7	10/26/2007
10.8	Amendment to Index License Agreement for Funds, dated as of June 5, 2007, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.8	1/31/2011
10.9	Amendment to Index License Agreement for Funds, dated as of November 7, 2008, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.9	2/29/2012
10.10†	Amendment to Index License Agreement for Funds, dated as of December 9, 2008, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.2	7/2/2010
10.11	Amendment to Index License Agreement for Funds, dated as of April 1, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.11	1/29/2010
10.12†	Amendment to Index License Agreement for Funds, dated as of May 21, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.3	7/2/2010
10.13	Amendment to Index License Agreement for Funds, dated as of September 30, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.4	7/2/2010
10.14	Amendment to Index License Agreement for Funds, dated as of October 6, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.14	1/29/2010

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.15†	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.). Replaces in its entirety the Amendment to Index License Agreement for Funds, dated as of October 27, 2009, between MSCI Inc. and Barclays Global Investors, N.A. filed as Exhibit 10.15 to Form 10-K (001-33812) filed with the SEC on February 29, 2012	10-K	001-33812	10.15	3/1/2013
10.23	Tax Sharing Agreement, dated as of November 20, 2007, between Morgan Stanley and MSCI Inc.	10-K	001-33812	10.12	2/28/2008
10.29*	MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan	10-K	001-33812	10.30	3/1/2013
10.30*	MSCI Independent Directors’ Equity Compensation Plan as amended and restated on January 12, 2011	10-K	001-33812	10.39	1/31/2011
10.31*	MSCI Inc. Performance Formula and Incentive Plan	Proxy	001-33812	Annex C	2/28/2008
10.46†	Amendment to Index License Agreement for Funds, dated as of December 15, 2009, between MSCI Inc. and Blackrock Institutional Trust Company, N.A.	10-K	001-33812	10.57	1/31/2011
10.47	Amendment to Index License Agreement for Funds, dated as of June 13, 2011, between MSCI Inc. and BlackRock Institutional Trust Company, N.A.	10-K	001-33812	10.58	2/29/2012
10.48	Amendment to Index License Agreement for Funds, dated as of May 20, 2010	10-K	001-33812	10.59	1/31/2011
10.49†	Schedule No. 11043 to the Master Index License Agreement for Index Based Funds, between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.), dated as of September 1, 2010	10-K	001-33812	10.60	1/31/2011
10.50†	Amendment to the Index License Agreement for Funds, dated as of November 19, 2010, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.50	2/27/2015
10.51	Amendment to the Index License Agreement for Funds, dated as of June 21, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)	10-K	001-33812	10.62	2/29/2012
10.52†	Amendment to the Index License Agreement for Funds, dated as of July 1, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K/A	001-33812	10.63	7/20/2012
10.53†	Amendment to the Index License Agreement for Funds, dated as of August 23, 2011, by and between MSCI Inc. and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.53	2/27/2015
10.54	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)	10-K	001-33812	10.65	2/29/2012

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.55†	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.57	3/1/2013
10.56	Amendment to the Index License Agreement for Funds, dated as of December 16, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International, Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.67	2/29/2012
10.57	Agreement of Lease dated September 16, 2011, by and between 7 World Trade Center, LLC and MSCI Inc.	8-K	001-33812	10.1	9/22/2011
10.59*	Offer Letter, executed May 25, 2012, between MSCI Inc. and Robert Qutub	8-K	001-33812	10.1	5/30/2012
10.62†	Amendment to the Index License Agreement for Funds, dated as of February 16, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.66	2/28/2014
10.63†	Amendment to the Index License Agreement for Funds, dated as of April 9, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.63	2/27/2015
10.64†	Amendment to the Index License Agreement for Funds, dated as of June 1, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.68	3/1/2013
10.65†	Amendment to the Index License Agreement for Funds, dated as of August 17, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.69	3/1/2013
10.66†	Amendment to the Index License Agreement for Funds, dated as of August 20, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.70	2/28/2014
10.67†	Amendment to the Index License Agreement for Funds, dated as of November 6, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.71	2/28/2014

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.68†	Amendment to the Index License Agreement for Funds, dated as of November 15, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.72	3/1/2013
10.69†	Amendment to the Index License Agreement for Funds, dated as of February 21, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.73	2/28/2014
10.70†	Amendment to the Index License Agreement for Funds, dated as of March 20, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.74	2/28/2014
10.71†	Amendment to the Index License Agreement for Funds, dated as of September 11, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.71	2/27/2015
10.72†	Amendment to the Index License Agreement for Funds, dated as of December 10, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.72	2/27/2015
10.73†	Amendment to the Index License Agreement for Funds, dated as of December 16, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.73	2/27/2015
10.82†	Amendment to the Index License Agreement for Funds, dated as of January 23, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.82	2/27/2015
10.83†	Amendment to the Index License Agreement for Funds, dated as of January 23, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.83	2/27/2015
10.84	Stock Purchase Agreement, dated as of March 17, 2014, among MSCI Inc., RiskMetrics Group Holdings, LLC and VISS Acquisition Corp.	8-K	001-33812	2.1	3/20/2014

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.85†	Letter Agreement to amend the Amendment to the Index License Agreement for Funds, dated as of March 18, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.85	2/27/2015
10.87*	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. Independent Directors’ Equity Compensation Plan, as amended	10-Q	001-33812	10.2	5/2/2014
10.88*	Summary of Non-Employee Director Compensation	10-K	001-33812	10.88	2/26/2018
10.89†	Amendment to the Index License Agreement for Funds, dated as of July 9, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.89	2/27/2015
10.90†	Amendment to the Index License Agreement for Funds, dated as of July 16, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.90	2/27/2015
10.91†	Amendment to the Index License Agreement for Funds, dated as of August 15, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.91	2/27/2015
10.92†	Amendment to the Index License Agreement for Funds, dated as of September 9, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.92	2/27/2015
10.93†	Amendment to the Index License Agreement for Funds, dated as of September 17, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.93	2/27/2015
10.95†	Amendment to the Index License Agreement for Funds, dated as of September 22, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.95	2/27/2015
10.96†	Amendment to the Index License Agreement for Funds, dated as of October 30, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.96	2/26/2016

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.97	Revolving Credit Agreement, dated as of November 20, 2014, among MSCI Inc., as the Borrower, each of the Subsidiary Guarantors party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and L/C Issuer, the Other Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Lead Arranger and Bookrunner (as amended as of May 18, 2018 by Amendment No. 2 to the Revolving Credit Agreement) (included as Exhibit A to Amendment No. 2 in Exhibit 10.174)	8-K	001-33812	10.1	5/18/2018
10.98	Cooperation Agreement, dated as of January 29, 2015 (amended by Letter Agreement to Cooperation Agreement, dated as of March 10, 2016, by and among MSCI Inc., Value Act Capital Management, L.P. and D. Robert Hale)	8-K	001-33812	99.1	1/30/2015
10.102†	Amendment to the Index License Agreement for Funds, dated as of February 4, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.102	2/26/2016
10.103†	Amendment to the Index License Agreement for Funds, dated as of February 25, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.103	2/26/2016
10.104†	Letter Agreement (to amend the Amendment dated December 10, 2013) to the Index License Agreement for Funds, dated as of March 17, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.104	2/26/2016
10.105†	Amendment to the Index License Agreement for Funds, dated as of April 20, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.105	2/26/2016
10.106†	Amendment to the Index License Agreement for Funds, dated as of April 20, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.106	2/26/2016
10.107*	Form of Award Agreement for Restricted Stock Units for Directors under the MSCI Inc. Independent Directors’ Equity Compensation Plan, as amended	10-Q	001-33812	10.1	5/1/2015
10.109*	MSCI Inc. Change in Control Severance Plan, adopted May 28, 2015	10-K	001-33812	10.109	2/24/2017
10.110†	Amendment (to amend the Amendment dated February 21, 2013) to the Index License Agreement for Funds, dated as of June 1, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.110	2/26/2016

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.111†	Amendment to the Index License Agreement for Funds, dated as of June 1, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.111	2/26/2016
10.112†	Amendment (to amend the Amendment dated November 6, 2012) to the Index License Agreement for Funds, dated as of June 4, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.112	2/26/2016
10.113†	Amendment (to amend the Amendments dated January 23, 2014 and April 15, 2014) to the Index License Agreement for Funds, dated as of June 4, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	011-33812	10.113	2/22/2019
10.114*	Form of Performance Award Agreement for Performance Stock Units for Executive Officers under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-Q	001-33812	10.2	7/31/2015
10.115*	Form of Special Performance Award Agreement for Performance Stock Units under the MSCI Inc. 2007 Amended and Restated Equity Incentive Compensation Plan	10-Q	001-33812	10.3	7/31/2015
10.116†	Amendment to the Index License Agreement for Funds, dated as of August 1, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.116	2/26/2016
10.117†	Amendment (to amend the Amendment dated October 4, 2011) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.117	2/26/2016
10.118†	Amendment (to amend the Amendment dated January 23, 2014) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.118	2/26/2016
10.119†	Amendment (to amend the Amendment dated August 15, 2014) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.119	2/26/2016

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.120†	Letter Agreement (to amend the Amendment dated August 15, 2014) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.120	2/26/2016
10.121†	Letter Agreement (to amend the Amendment dated April 20, 2015) to the Index License Agreement for Funds, dated as of October 9, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.121	2/26/2016
10.122†	Letter Agreement (to amend the Amendment dated December 10, 2013) to the Index License Agreement for Funds, dated as of December 17, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.122	2/26/2016
10.126	Amendment (to amend the Amendment dated January 23, 2014) to the Index License Agreement for Funds, dated as of April 15, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.126	2/26/2016
10.127†	Amendment to the Index License Agreement for Funds, dated as of January 28, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.127	2/24/2017
10.129†	Amendment to the Index License Agreement for Funds, dated as of February 29, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.129	2/26/2018
10.130†	Amendment to the Index License Agreement for Funds, dated as of April 8, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.130	2/24/2017
10.131†	Amendment (to amend the Amendment dated December 16, 2011) to the Index License Agreement for Funds, dated as of April 12, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.131	2/24/2017
10.132*	MSCI Inc. 2016 Omnibus Incentive Plan	S-8	333-210987	99.1	04/28/2016
10.133*	MSCI Inc. 2016 Non-Employee Directors Compensation Plan, as amended	10-Q	001-33812	10.3	5/5/2017
10.135*	Non-Employee Director Stock Ownership Guidelines	10-Q	001-33812	10.8	4/29/2016

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.136*	MSCI Inc. Non-Employee Director Deferral Plan, as amended	10-Q	001-33812	10.9	4/29/2016
10.140†	Amendment to the Index License Agreement for Funds, dated as of April 29, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.140	2/24/2017
10.141	Amendment to the Schedules to the Index License Agreement for Funds, dated as of May 4, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.141	2/24/2017
10.142†	Amendment to the Index License Agreement for Funds, dated as of May 12, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.142	2/26/2018
10.143†	Amendment to the Index License Agreement for Funds, dated as of June 15, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.143	2/24/2017
10.144†	Amendment (to amend the Amendment dated February 29, 2016) to the Index License Agreement for Funds, dated as of July 21, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.144	2/24/2017
10.146†	Amendment to the Index License Agreement for Funds, dated as of August 1, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.146	2/26/2018
10.147	Amendment No. 1 to the Revolving Credit Agreement, dated August 4, 2016, among MSCI Inc., each of the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33812	10.1	8/05/2016
10.148†	Amendment to the Index License Agreement for Funds, dated as of October 12, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.148	2/26/2018
10.149	Amendment to the Schedules to the Index License Agreement for Funds, dated as of November 30, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.149	2/24/2017

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.150†	Amendment to the Index License Agreement for Funds, dated as of December 5, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.150	2/26/2018
10.151*	Form of Special Restricted Stock Unit Award Agreement under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.151	2/24/2017
10.152*	Form of Award Agreement for Restricted Stock Units for Managing Directors under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.152	2/24/2017
10.153*	Form of Annual Performance Award Agreement for Performance Stock Units for Managing Directors under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.153	2/24/2017
10.154†	Amendment to a Schedule to the Index License Agreement for Funds, dated as of December 8, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.154	2/26/2018
10.155†	Amendment to the Index License Agreement for Funds, dated as of February 10, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.155	2/26/2018
10.156†	Amendment No. 1 to the Index License Agreement for Funds, dated as of April 6, 2017, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	10-K	001-33812	10.156	2/26/2018
10.157†	Amendment to the Second Schedule to the Index License Agreement for Funds, dated as of April 12, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.157	2/22/2019
10.158*	Form of Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan	10-Q	001-33812	10.1	5/5/2017
10.159†	Amendment to the Index License Agreement for Funds, dated as of May 26, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.159	2/26/2018
10.160†	Amendment to the Previous Amendment and Previous Name Change Amendment to the Index License Agreement for Funds, dated as of September 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.160	2/26/2018

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.161†	Amendment to the Index License Agreement for Funds, dated as of October 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.161	2/22/2019
10.162	Amendment to the Index License Agreement for Funds, dated as of October 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.162	2/22/2019
10.163†	Amendment to the Index License Agreement for Funds, dated as of November 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.163	2/26/2018
10.164*	Form of Award Agreement for Restricted Stock Units for Managing Directors under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.164	2/26/2018
10.165*	Form of Annual Performance Award Agreement for Performance Stock Units for Managing Directors under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.165	2/26/2018
10.166*	Annual Incentive Plan	10-K	001-33812	10.166	2/26/2018
10.167*	Offer Letter, executed March 11, 2014, by and between MSCI Inc. and Scott Crum	10-Q	001-33812	10.1	5/4/2018
10.168*	Form of Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan	10-Q	001-33812	10.2	5/4/2018
10.169†	Amendment to the Index License Agreement for Funds, dated as of January 18, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.169	2/22/2019
10.170†	Amendment to the Index License Agreement for Funds, dated as of February 8, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.170	2/22/2019
10.171	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of February 19, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.171	2/22/2019
10.172†	Amendment No. 2 to the Index License Agreement for Funds, dated as of March 1, 2018, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	10-K	001-33812	10.172	2/22/2019
10.173	Amendment to the Schedules to the Index License Agreement for Funds, dated as of May 15, 2018, by and between MSCI Inc. and BlackRock Fund Advisors	10-K	001-33812	10.173	2/22/2019

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.174	Amendment No. 2 to the Revolving Credit Agreement, dated as of May 18, 2018, among MSCI Inc., each of the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto	8-K	001-33812	10.1	5/18/2018
10.175†	Amendment to the Index License Agreement for Funds, dated as of June 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.175	2/22/2019
10.176†	Amendment No. 3 to the Index License Agreement for Funds, dated as of July 1, 2018, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	10-K	001-33812	10.176	2/22/2019
10.177	Amendment to the Schedules to the Index License Agreement for Funds, dated as of September 1, 2018, by and between MSCI Inc. and BlackRock Fund Advisors	10-K	001-33812	10.177	2/22/2019
10.178	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of September 10, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.178	2/22/2019
10.179†	Amendment to the Previous Amendment, the Previous Conversion Amendment and Previous Name Change Amendment to the Index License Agreement for Funds, dated as of September 10, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.179	2/22/2019
10.180†	Amendment to the Index License Agreement for Funds, dated as of October 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.180	2/22/2019
10.181†	Amendment to the Index License Agreement for Funds, dated as of October 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.181	2/22/2019
10.182†	Amendment to the Index License Agreement for Funds, dated as of November 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.182	2/22/2019

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.183†

Amendment to the Index License Agreement for Funds, dated as of November 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.184†	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of November 16, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.184	2/22/2019
10.185*	Form of 2019 Award Agreement for Restricted Stock Units For Employees Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.185	2/22/2019
10.186*	Form of 2019 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. Omnibus Incentive Plan	10-K	001-33812	10.186	2/22/2019
10.187*	Form of 2019 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. Omnibus Incentive Plan	10-K	001-33812	10.187	2/22/2019
10.188*	MSCI Inc. Executive Committee Stock Ownership Guidelines	10-Q	001-33812	10.3	5/3/2019
10.189*	MSCI Inc. Clawback Policy	10-K	001-33812	10.189	2/22/2019
10.190*	Form of 2019 Special Award Agreement for Restricted Stock Units Under the MSCI Inc. 2016 Omnibus Incentive Plan	8-K	001-33812	10.1	4/29/2019
10.191*	Form of 2019 Special Award Agreement for Performance Stock Units Under the MSCI Inc. 2016 Omnibus Incentive Plan	8-K	001-33812	10.2	4/29/2019
10.192*	Offer Letter, executed April 17, 2019, between MSCI Inc. and Linda S. Huber	8-K	001-33812	10.3	4/29/2019
10.193*	Offer Letter, executed May 15, 2018, between MSCI Inc. and Jigar Thakkar	10-Q	001-33812	10.1	5/3/2019
10.194*	Offer Letter, executed May 16, 2012, between MSCI Inc. and Andrew C. Wiechmann	10-Q	001-33812	10.2	5/3/2019
10.195*	Form of 2018 Award Agreement for Restricted Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-Q	001-33812	10.4	5/3/2019
10.196*	Special Restricted Stock Unit Award Agreement Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-Q	001-33812	10.5	5/3/2019
10.197*	Form of Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan	10-Q	001-33812	10.6	5/3/2019
10.198*	Form of 2019 Special Performance Award Agreement for Performance Stock Units Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-Q	001-33812	10.1	8/1/2019
10.199††	Amendment, dated as of the 30th day of October 2019, by and among MSCI Inc., MSCI Limited, BlackRock Fund Advisors and BlackRock Institutional Trust Company, N.A.	10-Q	001-33812	10.1	10/31/2019

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.200	Amendment No. 3 to the Revolving Credit Agreement, dated as of November 15, 2019, among MSCI Inc., each of the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto	8-K	001-33812	10.1	11/19/2019
10.201	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of January 31, 2019, by and between MSCI Inc. and BlackRock Fund Advisors	Filed Herewith
10.202††

Amendment to the Index License Agreement for Funds, dated as of February 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.203

Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of March 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.204

Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of March 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.205††

Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.206††

Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.207††

Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.208††

Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.209††

Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.210††

Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.211††

Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.212††

Amendment to the Index License Agreement for Funds, dated as of October 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.213

Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of October 25, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A., which was succeeded by BlackRock Institutional Trust Company, N.A.)

Filed Herewith
10.214††

Amendment to the Index License Agreement for Funds, dated as of November 25, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.215††

Amendment to the Index License Agreement for Funds, dated as of November 25, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.216*	Form of 2020 Award Agreement for Restricted Stock Units For Employees Under the MSCI Inc. 2016 Omnibus Incentive Plan	Filed Herewith
10.217*	Form of 2020 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	Filed Herewith
10.218*	Form of 2020 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	Filed Herewith
21.1	Subsidiaries of the Registrant	Filed Herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed Herewith
24.1	Powers of Attorney (included as part of Signature Page)	Filed Herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished Herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith
104.DEF	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

*	Indicates a management compensation plan, contract or arrangement.
†	Confidential treatment has been granted for a portion of this exhibit.
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

Date: February 18, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Linda S. Huber, Robert J. Gutowski and Cecilia Aza, and each or any one of them, his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in the capacities indicated below, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming his or her signatures as they may be signed by his or her said attorneys-in-fact and agents, or their substitute or substitutes, to any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY A. FERNANDEZ	Chairman and Chief Executive Officer	February 18, 2020
Henry A. Fernandez	(principal executive officer)

/S/ LINDA S. HUBER	Chief Financial Officer	February 18, 2020
Linda S. Huber	(principal financial officer)

/S/ JENNIFER MAK	Global Controller and Head of Finance Operations	February 18, 2020
Jennifer Mak	(principal accounting officer)

/S/ ROBERT G. ASHE	Director	February 18, 2020
Robert G. Ashe

/S/ BENJAMIN F. DUPONT	Director	February 18, 2020
Benjamin F. duPont

/S/ WAYNE EDMUNDS	Director	February 18, 2020
Wayne Edmunds

/S/ ALICE W. HANDY	Director	February 18, 2020
Alice W. Handy

/S/ CATHERINE R. KINNEY	Director	February 18, 2020
Catherine R. Kinney

/S/ JACQUES P. PEROLD	Director	February 18, 2020
Jacques P. Perold /S/ LINDA H. RIEFLER	Director	February 18, 2020
Linda H. Riefler

/S/ GEORGE W. SIGULER	Director	February 18, 2020
George W. Siguler

/S/ MARCUS L. SMITH	Director	February 18, 2020
Marcus L. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of MSCI Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of shareholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Unrecognized tax benefits

As described in Note 11 to the consolidated financial statements, the Company has $15.8 million of gross unrecognized tax benefits as of December 31, 2019. Management regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. Once unrecognized tax benefits are established, management adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. As part of management’s periodic review of unrecognized tax benefits and based on new information regarding the status of federal and state examinations, the Company’s unrecognized tax benefits are remeasured. The Company is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as the United Kingdom, Switzerland and India, and states in which the Company has significant operations, such as New York. The tax years currently under examination vary by jurisdiction but include years ranging from 2006 through 2019.

The principal considerations for our determination that performing procedures relating to unrecognized tax benefits is a critical audit matter are there was significant judgment by management when determining unrecognized tax benefits, including a high degree of estimation uncertainty relative to the numerous and complex tax laws, frequency of tax examinations, and the nature of intercompany transactions and tax positions. This in turn led to a high degree of auditor judgment, effort, and subjectivity in performing procedures to evaluate the timely identification and accurate measurement of unrecognized tax benefits. Also, the evaluation of audit evidence available to support the unrecognized tax benefits is complex and required significant auditor judgment as the nature of the evidence is often highly subjective, and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of the unrecognized tax benefits, including controls relating to the completeness of balances and measurement of the unrecognized tax benefits. These procedures also included, among others, (i) testing the information used in the calculation of the unrecognized tax benefits, including intercompany agreements, international, federal and state filing positions, and reviewing the final tax returns, (ii) testing the calculation of the unrecognized tax benefits, including management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained, (iii) testing the completeness of management’s assessment of both the identification of uncertain tax positions and possible outcomes of each uncertain tax position, and (iv) evaluating the status and results of income tax audits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company’s unrecognized tax benefits, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than-not of being sustained and the amount of potential benefit to be realized, the application of relevant tax laws, and estimated interest and penalties.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 18, 2020

We have served as the Company’s auditor since 2014.

MSCI INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December 31,	December 31,
	2019	2018
	(In thousands, except per share and share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,506,567	$904,176
Accounts receivable, net of allowances	499,268	473,433
Prepaid income taxes	31,590	19,273
Prepaid and other assets	44,352	38,207
Total current assets	2,081,777	1,435,089
Property, equipment and leasehold improvements, net	90,708	90,877
Right of use assets	166,406	—
Goodwill	1,562,868	1,545,761
Intangible assets, net	261,487	280,803
Deferred tax assets	20,911	14,903
Other non-current assets	20,282	20,519
Total assets	$4,204,439	$3,387,952

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,498	$3,892
Income taxes payable	14,210	16,253
Accrued compensation and related benefits	166,273	137,045
Other accrued liabilities	139,149	113,841
Deferred revenue	574,656	537,977
Total current liabilities	900,786	809,008
Long-term debt	3,071,926	2,575,502
Long-term operating lease liabilities	164,144	—
Deferred tax liabilities	66,639	82,008
Other non-current liabilities	77,658	87,928
Total liabilities	4,281,153	3,554,446

Commitments and Contingencies (see Note 5 and Note 9)

Shareholders' equity (deficit):
Preferred Stock (par value $0.01, 100,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 132,419,412 and 130,029,926 common shares issued and 84,794,930 and 84,174,138 common shares outstanding at December 31, 2019 and December 31, 2018, respectively)	1,324	1,300
Treasury shares, at cost (47,624,482 and 45,855,788 common shares held at December 31, 2019 and December 31, 2018, respectively)	(3,565,784)	(3,272,774)
Additional paid-in capital	1,351,031	1,306,428
Retained earnings	2,199,294	1,856,951
Accumulated other comprehensive loss	(62,579)	(58,399)
Total shareholders' equity (deficit)	(76,714)	(166,494)
Total liabilities and shareholders' equity (deficit)	$4,204,439	$3,387,952

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	(In thousands, except per share data)
Operating revenues	$1,557,796	$1,433,984	$1,274,172
Operating expenses:
Cost of revenues	294,961	287,335	273,681
Selling and marketing	219,298	192,923	177,121
Research and development	98,334	81,411	75,849
General and administrative	110,093	99,882	87,764
Amortization of intangible assets	49,410	54,189	44,547
Depreciation and amortization of property, equipment and leasehold improvements	29,999	31,346	35,440
Total operating expenses	802,095	747,086	694,402

Operating income	755,701	686,898	579,770

Interest income	(16,403)	(19,669)	(6,314)
Interest expense	148,041	133,114	116,098
Other expense (income)	20,745	(56,443)	3,087

Other expense (income), net	152,383	57,002	112,871

Income before provision for income taxes	603,318	629,896	466,899
Provision for income taxes	39,670	122,011	162,927
Net income	$563,648	$507,885	$303,972

Earnings per basic common share	$6.66	$5.83	$3.36

Earnings per diluted common share	$6.59	$5.66	$3.31

Weighted average shares outstanding used in computing earnings per share:
Basic	84,644	87,179	90,336
Diluted	85,536	89,701	91,914

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	(in thousands)
Net income	$563,648	$507,885	$303,972
Other comprehensive income (loss):

Foreign currency translation adjustments	2,037	(14,113)	13,358
Income tax effect	(776)	—	—

Foreign currency translation adjustments, net	1,261	(14,113)	13,358

Pension and other post-retirement adjustments	(6,477)	2,351	(525)
Income tax effect	1,036	(227)	(445)

Pension and other post-retirement adjustments, net	(5,441)	2,124	(970)

Net investment hedge adjustments	—	1,937	—
Income tax effect	—	—	—

Net investment hedge adjustments, net	—	1,937	—

Other comprehensive (loss) income, net of tax	(4,180)	(10,052)	12,388

Comprehensive income	$559,468	$497,833	$316,360

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2016	$1,290	$(2,170,739)	$1,225,565	$1,322,224	$(60,735)	$317,605
Net income				303,972		303,972
Dividends ($1.32 per common share)			20	(120,992)		(120,972)
Other comprehensive income (loss), net of tax					12,388	12,388
Common stock issued	4					4
Compensation payable in common stock and options			36,572			36,572
Common stock repurchased and held in treasury		(150,461)				(150,461)
Common stock issued to directors and held in treasury		(789)	58			(731)
Exercise of stock options	1		2,634			2,635

Balance at December 31, 2017	$1,295	$(2,321,989)	$1,264,849	$1,505,204	$(48,347)	$401,012
Net income				507,885		507,885
ASC Topic 606 Retained Earnings Adjustment				16,135		16,135
Dividends ($1.92 per common share)		(77)	119	(172,273)		(172,231)
Other comprehensive income (loss), net of tax					(10,052)	(10,052)
Common stock issued	5					5
Compensation payable in common stock and options			40,838			40,838
Common stock repurchased and held in treasury		(949,888)				(949,888)
Common stock issued to directors and held in treasury		(820)	17			(803)
Exercise of stock options			605			605

Balance at December 31, 2018	$1,300	$(3,272,774)	$1,306,428	$1,856,951	$(58,399)	$(166,494)
Net income				563,648		563,648
Dividends ($2.52 per common share)			230	(221,305)		(221,075)
Other comprehensive income (loss), net of tax					(4,180)	(4,180)
Common stock issued	23					23
Compensation payable in common stock and options			41,138			41,138
Common stock repurchased and held in treasury		(292,075)				(292,075)
Common stock issued to directors and held in treasury		(935)				(935)
Exercise of stock options	1		3,235			3,236

Balance at December 31, 2019	$1,324	$(3,565,784)	$1,351,031	$2,199,294	$(62,579)	$(76,714)

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities
Net income	$563,648	$507,885	$303,972
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	49,410	54,189	44,547
Stock-based compensation expense	41,199	38,897	36,576
Depreciation and amortization of property, equipment and leasehold improvements	29,999	31,346	35,440
Non-cash operating lease expense	22,489	—	—
Amortization of debt origination fees	4,073	3,715	3,396
Loss on extinguishment of debt	16,794	—	—
Deferred taxes	(20,767)	(780)	(18,902)
Gain on divestitures, net of costs	—	(61,402)	—
Other non-cash adjustments	1,093	(188)	704
Changes in assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	(25,923)	(153,942)	(105,593)
Prepaid income taxes	(13,200)	(4,069)	(3,069)
Prepaid and other assets	(7,698)	(2,015)	(4,470)
Accounts payable	2,584	2,300	1,027
Accrued compensation and related benefits	25,217	8,532	8,659
Income taxes payable	(2,240)	(2,890)	—
Other accrued liabilities	3,664	29,096	15,933
Deferred revenue	35,366	185,077	38,555
Long-term operating lease liabilities	(20,244)	—	—
Other	4,059	(22,989)	47,383
Net cash provided by operating activities	709,523	612,762	404,158

Cash flows from investing activities
Capital expenditures	(29,116)	(30,257)	(33,177)
Capitalized software development costs	(24,654)	(18,704)	(15,640)
Acquisitions, net of cash acquired	(18,177)	—	—
Proceeds from the sale of capital equipment	10	10	—
Proceeds from divestitures	—	83,825	—
Proceeds from sales of investments	—	—	771
Net cash (used in) provided by investing activities	(71,937)	34,874	(48,046)

Cash flows from financing activities
Proceeds from borrowing	1,000,000	500,000	—
Repayment of long-term debt	(513,125)	—	—
Proceeds from exercise of stock options	3,236	605	2,635
Repurchase of common stock held in treasury	(292,075)	(949,888)	(150,461)
Payment of dividends	(222,922)	(170,938)	(119,717)
Payment of debt issuance costs in connection with debt	(11,781)	(6,262)	—
Net cash used in financing activities	(36,667)	(626,483)	(267,543)

Effect of exchange rate changes	1,472	(6,479)	9,099

Net increase in cash	602,391	14,674	97,668
Cash and cash equivalents, beginning of period	904,176	889,502	791,834
Cash and cash equivalents, end of period	$1,506,567	$904,176	$889,502

Supplemental disclosure of cash flow information:
Cash paid for interest	$141,484	$125,986	$112,502
Cash paid for income taxes, net of refunds received	$72,935	$143,215	$128,727
Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$3,690	$2,999	$4,588
Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$1,039	$862	$1,197
See Notes to Consolidated Financial Statements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

Organization

MSCI Inc., together with its wholly-owned subsidiaries (the “Company” or “MSCI”) provides critical decision support tools and services that bring greater transparency to the global financial markets. MSCI is dynamic and flexible in the delivery of content and capabilities, such as indexes; portfolio construction tools and risk-management services; environmental, social and governance (“ESG”) research and ratings; and real estate benchmarks, return analytics services and market insights; much of which can be accessed by clients through multiple channels and platforms.

Basis of Presentation

The consolidated financial statements and accompanying notes to financial statements, which include the accounts of MSCI Inc. and its wholly-owned subsidiaries, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Significant Accounting Policies

Basis of Financial Statements and Use of Estimates

GAAP requires the Company to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of revenue, research and development and software capitalization, impairment of long-lived assets, accrued compensation, income taxes and other matters that affect the consolidated financial statements and related disclosures. The Company believes that estimates used in the preparation of these consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.

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

Performance Obligations and Transaction Price

For revenue arrangements containing multiple products or services, the Company accounts for the individual products or services as a separate performance obligation if they are distinct.,  A product or service is distinct if  a client can benefit from it either on its own or together with other resources that are readily available to the client, and the Company’s promise to transfer the product or service to the client is separately identifiable from other promises in the contract.  If both criteria are not met, the promised products or services are accounted for as a combined performance obligation.

A transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring products or services to the customer in general. The Company allocates the transaction price to each performance obligation identified in the contract based on the best estimate of a relative standalone selling price of each distinct product or service in the contract. To allocate the transaction price to each performance obligation on a relative standalone selling price basis, the Company determines the standalone selling price at contract inception of the distinct product or service underlying each performance obligation in proportion to the standalone selling prices. This standalone selling price may be the contract price but is more often than not the best estimate of the price the Company would receive for selling the product or service separately in similar circumstances and to other similar customers. A client can receive a discount for purchasing a bundle of products or services if the sum of the standalone selling price of those promised products or services in the contract exceeds the promised consideration in the contract. In general, the discounts apply proportionally to all performance obligations in the contract.

For services where the transaction price is variable based upon assets under management (“AUM”), volume of trades, fee levels or number of investments linked to MSCI’s indexes, the transaction price is based upon pricing models and is not allocated at the inception of the contract but rather falls within the sales and usage-based royalty exception under which the price and associated revenue are based upon actual known performance or best estimates of actual performance during the performance period.

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

Asset-based fees are principally recognized based on the estimated AUM linked to our indexes from independent third-party sources or the most recently reported information provided by the client. Asset-based fees also include revenues related to futures and options contracts linked to our indexes, which are primarily based on trading volumes and fee levels. Asset-based fees are generally variable based upon AUM or the volume of trades or fee levels and are generally billed quarterly in arrears.

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

For products within the Analytics segment, MSCI’s performance obligations include providing access to its proprietary models or hosted applications and, in some cases, delivery of managed services, which are typically satisfied over time, and accordingly, revenue is recognized ratably over the term of the service period.  For implementation services, MSCI meets its performance obligation once the implementation service is complete and the related service is available for the client to use and revenue is recognized at the point in time when the implementation service is completed.

For products within the All Other segment, MSCI’s performance obligations with respect to its ESG products are satisfied over time for the majority of the data subscriptions as MSCI provides and updates the data to the customer throughout the term of the agreement and revenue is recognized ratably over the term of the agreement. For custom ESG research data, the performance obligation is typically complete, and revenue is recognized, at the point in time when the data is updated and available to the customer. MSCI’s Real Estate products primarily include periodic benchmark reports, Market Information and other publications.  MSCI primarily satisfies its performance obligations, and revenue is recognized, at the point in time when the Company delivers reports or publications. For Market Information products, publications are delivered throughout the year, and the revenue is recognized over time.

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

The fair value of MSCI restricted stock units (“RSUs”) is measured using the price of MSCI’s common stock. Restricted stock units that are subject to the achievement of multi-year total shareholder return targets (“PSUs”) are performance awards with a market condition. The fair value of PSUs is determined using a Monte Carlo simulation model that creates a normal distribution of future stock prices, which is then used to value the awards based on their individual terms. From time to time, the Company awards restricted stock units subject to performance conditions that are not linked to a market condition but are based on performance measures that impact the amount of shares that each recipient will receive upon vesting. The fair value of such awards is measured using the price of MSCI’s common stock.

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

Internal Use Software

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

During the years ended December 31, 2019 and 2018, the Company capitalized $24.7 million and $18.7 million, respectively, of costs related to software developed for internal use in the Consolidated Statement of Financial Condition.

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

Deferred Revenue

Deferred revenues represent both cash received and the amounts billed to customers for products and services in advance of being provided or before the service period has begun. Deferred revenue is generally amortized ratably over the service period as the performance obligations are satisfied.

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

The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events and circumstances exist. The test for impairment is performed at the reporting unit level. Goodwill impairment is determined by comparing the fair value of a reporting unit with its carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, an impairment charge will be recorded up to, but not more than, the total amount of goodwill allocated to the reporting unit.

The Company completed its annual goodwill impairment test as of July 1, 2019 on its four reporting units, which are the same as its four operating segments.  The Company performed a step zero, qualitative impairment test on each of its operating segments and determined that it was more likely than not that the fair value for each operating segment was not less than the carrying value for each.

As the estimated fair value of the Company’s reporting units exceeded their carrying value on the testing dates, and there were no impairment triggers identified as part of interim assessments, no impairment of goodwill was recorded during the years ended December 31, 2019, 2018 and 2017.

Intangible Assets

The Company amortizes definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company also reviews the useful lives on a quarterly basis to determine if the period of economic benefit has changed. If the carrying value of an intangible asset exceeds its fair value, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the intangible asset exceeds its fair value. There were no events or changes in circumstances that would indicate that the carrying value of the definite-lived intangible assets may not be recoverable during the years ended December 31, 2019, 2018 and 2017.

During the year ended December 31, 2018 management decided to discontinue the use of the IPD trade name utilized by the Real Estate segment and has rebranded the segment to MSCI Real Estate. As a result, the remaining unamortized value of $7.9 million was written off.

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

Leases

MSCI adopted the new leases standard set forth under Accounting Standards Codification Topic 842, “Leases,” or ASC Topic 842, as of January 1, 2019 using the optional transition method. The Company elected to apply the transition package of practical expedients permitted which, among other things, allowed the Company to carry forward the historical lease classification. In addition, MSCI elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company made an election to apply the exemption allowed for leases with an initial term of 12 months or less to not be recorded in the Consolidated Statement of Financial Condition and to only recognize the related amounts in the Consolidated Statement of Income on a straight-line basis over the lease term. As of the adoption of ASC Topic 842 on January 1, 2019, the Company recording $197.5 million of total operating lease liabilities and right-of-use (“ROU”) assets on the Company’s Consolidated Statement of Financial Condition. The $197.5 million of ROU assets were offset by $22.1 million of lease related assets and liabilities previously carried on the Company’s Consolidated Statement of Financial Condition which resulted in the presentation of an initial $175.4 million ROU assets.

MSCI leases office space, data centers and certain equipment under non-cancellable operating lease agreements and determines if an arrangement is a lease at inception. The Company does not currently have any financing lease arrangements.

Operating lease assets, net of initial direct costs and accumulated amortization are reflected in “Right of use assets,” with the corresponding present value of operating lease liabilities included in “Other accrued liabilities” and “Long-term operating lease liabilities” in the Consolidated Statement of Financial Condition. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. MSCI uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. The incremental borrowing rate reflects the rate of interest that MSCI would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company determined its incremental borrowing rates by starting with the rates on its currently outstanding Senior Notes and making adjustments for collateralization and the relevant duration of the associated leases. The lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Lease expense is recognized on a straight-line basis over the lease term and is included in “Operating expenses” in the Consolidated Statement of Income. Some of the Company’s lease agreements include rental payments adjusted periodically for inflation which are accounted for under ASC Subtopic 842-10, “Leases,” as variable lease amounts but are not reflected as a component of the Company’s lease liability. Certain leases also require the Company to pay real estate taxes, insurance, maintenance and other “Operating expenses” associated with the leased premises or equipment which are also not reflected as a component of the Company’s lease liability. While these expenses are also classified in “Operating expenses,” consistent with similar costs for office locations or equipment, they are not included as a component of the Company’s lease liability. The Company also subleases a small portion of its leased office space to third parties.

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

Allowance for Doubtful Accounts

The Company periodically reviews receivable balances and records an allowance on customer accounts when it is probable and estimable that a receivable will not be collected. The Company does not require collateral.

Changes in the allowance for doubtful accounts from December 31, 2016 to December 31, 2019 were as follows:

Amount
(in thousands)
Balance as of December 31, 2016	$1,035
Addition to provision	1,422
Amounts written off, net of recoveries	(757)
Balance as of December 31, 2017	$1,700
Reduction to provision	(224)
Amounts written off, net of recoveries	(449)
Balance as of December 31, 2018	$1,027
Addition to provision	1,024
Amounts written off, net of recoveries	(336)
Balance as of December 31, 2019	$1,715

Accrued Compensation

A significant portion of the Company’s employee incentive compensation programs are discretionary. The Company makes significant estimates in determining its accrued compensation and benefits expenses. Accrued cash incentive estimates reflect an assessment of performance versus targets and other key performance indicators at the Company, operating segment and employee level. The Company also reviews compensation and benefits expenses throughout the year to determine how overall performance compares to management’s expectations. These and other factors, including historical performance, are taken into account in accruing discretionary cash compensation estimates quarterly.

Concentrations

For the years ended December 31, 2019, 2018 and 2017, BlackRock, Inc. accounted for 11.5%, 11.9%, and 11.5% of the Company’s consolidated operating revenues, respectively. For the years ended December 31, 2019, 2018 and 2017, BlackRock, Inc. accounted for 18.9%, 20.1% and 20.0%, respectively, of the Index segment’s operating revenues. No single customer accounted for 10.0% or more of operating revenues within the Analytics and All Other segments for the years ended December 31, 2019, 2018 and 2017.

2. RECENT ACCOUNTING STANDARDS UPDATES

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

The FASB issued Accounting Standards Update No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” or ASU 2018-19, Accounting Standards Update No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” or ASU 2019-04, Accounting Standards Update No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief,” or ASU 2019-05, Accounting Standards Update No. 2019-10, “Financial Instruments-Credit Losses (Topic 326): Effective Dates,” or ASU 2019-10 and Accounting Standards Update No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” or ASU 2019-11. The amendments in these ASUs provide clarifications to ASU 2016-13.

The Company will adopt ASU 2016-13 and the related clarifications effective January 1, 2020. The adoption will not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” or ASU 2017-04. The amendments in ASU 2017-04 simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities. Instead, under the amendments in ASU 2017-04, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but not more than the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2019, with early adoption permitted. The Company will adopt ASU 2017-04 effective January 1, 2020.

3. REVENUE RECOGNITION

MSCI’s revenues are characterized by product type, which broadly reflects the nature of how they are recognized. The Company’s revenue types are recurring subscription, asset-based fees and non-recurring revenues. The Company also groups its revenues by segment.

The tables that follow present the disaggregated revenues for the periods indicated (in thousands):

	For the Year Ended December 31, 2019
	Segments
	Index	Analytics	All Other	Total
Product Types
Recurring subscriptions	$530,968	$486,282	$136,790	$1,154,040
Asset-based fees	361,927	—	—	361,927
Non-recurring	28,042	10,643	3,144	41,829
Total	$920,937	$496,925	$139,934	$1,557,796

	For the Year Ended December 31, 2018
	Segments
	Index	Analytics	All Other	Total
Product Types
Recurring subscriptions	$477,612	$474,334	$114,590	$1,066,536
Asset-based fees	336,565	—	—	336,565
Non-recurring	21,298	5,605	3,980	30,883
Total	$835,475	$479,939	$118,570	$1,433,984

The table that follows presents the change in accounts receivable and deferred revenue between the dates indicated (in thousands):

	Accounts receivable	Deferred revenue
Opening (1/1/2019)	$473,433	$537,977
Closing (12/31/2019)	499,268	574,656
Increase/(decrease)	$25,835	$36,679

	Accounts receivable	Deferred revenue
Opening (1/1/2018)	$473,400	$494,591
Closing (12/31/2018)	473,433	537,977
Increase/(decrease)	$33	$43,386

The amount of revenue recognized in the period that was included in the opening current deferred revenue, which reflects the contract liability amounts, was $522.7 million and $478.8 million for the years ended December 31, 2019 and 2018, respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in billings, partially offset by the amortization of deferred revenue to operating revenues. MSCI had an insignificant long-term deferred revenue balance as of December 31, 2019 reflected as a part of “Other non-current liabilities” on its Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
December 31,
2019
(in thousands)
First 12-month period	$324,998
Second 12-month period	172,953
Third 12-month period	65,253
Periods thereafter	17,716
Total	$580,920

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

The following table presents the computation of basic and diluted EPS:

	Years Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
(in thousands, except per share data)
Net income	$563,648	$507,885	$303,972

Basic weighted average common shares outstanding	84,644	87,179	90,336
Effect of dilutive securities:
Stock options and restricted stock units	892	2,522	1,578
Diluted weighted average common shares outstanding	85,536	89,701	91,914

Earnings per basic common share	$6.66	$5.83	$3.36

Earnings per diluted common share	$6.59	$5.66	$3.31

5. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Senior Notes. The Company has an aggregate of $3,100.0 million of senior unsecured notes (collectively, the “Senior Notes”) outstanding at December 31, 2019, consisting of five discrete private placement offerings presented in the table below:

		Principal amount outstanding at	Carrying value at	Carrying value at	Fair Value at	Fair Value at
	Maturity Date	December 31, 2019	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(in thousands)
Long-term debt
5.25% senior unsecured notes due 2024	November 15, 2024	$300,000	$297,835	$793,054	$309,225	$802,576
5.75% senior unsecured notes due 2025	August 15, 2025	800,000	794,063	793,016	840,872	807,088
4.75% senior unsecured notes due 2026	August 1, 2026	500,000	495,587	494,916	525,800	475,520
5.375% senior unsecured notes due 2027	May 15, 2027	500,000	495,168	494,516	541,300	489,745
4.00% senior unsecured notes due 2029	November 15, 2029	1,000,000	989,273	—	1,018,820	—
Total debt		$3,100,000	$3,071,926	$2,575,502	$3,236,017	$2,574,929

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

The $300.0 million aggregate principal amount of 5.25% senior unsecured notes due 2024 (the “2024 Senior Notes”) are scheduled to mature and be paid in full on November 15, 2024. The Company may redeem all or part of the 2024 Senior Notes, together with accrued and unpaid interest, on or after November 15, 2019, at redemption prices set forth in the indenture governing the 2024 Senior Notes.

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

In November 2019, the Company issued $1,000.0 million aggregate principal amount of 4.000% senior unsecured notes due 2029 (the “2029 Senior Notes”) by completing a private placement offering of $500.0 million aggregate principal amount of the 2029 Senior Notes on November 7, 2019 with an add-on of $500.0 million aggregate principal amount of the 2029 Senior Notes on November 20, 2019. The Company used a portion of the net proceeds from the 2029 Senior Notes, together with available cash, for the pre-maturity redemption of $500.0 million aggregate principal amount of its 2024 Senior Notes. The early redemption of the 2024 Senior Notes resulted in a $16.8 million loss on extinguishment recorded in other expense (income) which included approximately $13.1 million of call premium paid in accordance with the redemption prices set forth in the indenture and the write-off of approximately $3.7 million unamortized costs associated with the $500.0 million of the 2024 Senior Notes.

The 2029 Senior Notes are scheduled to mature and be paid in full on November 15, 2029. At any time prior to November 15, 2024, the Company may redeem all or part of the 2029 Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2029 Senior Notes, together with accrued and unpaid interest, on or after November 15, 2024, at redemption prices set forth in the indenture governing the 2029 Senior Notes. At any time prior to November 15, 2022, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2029 Senior Notes, including any permitted additional notes, at a redemption price equal to 104.000% of the principal amount plus accrued and unpaid interest, if any, to the redemption date.

Interest payments attributable to the 2024 Senior Notes, 2027 Senior Notes and 2029 Senior Notes are due on May 15th and November 15th of each year. Interest payments attributable to the 2025 Senior Notes are due on February 15th and August 15th of each year. Interest payments attributable to the 2026 Senior Notes are due on February 1st and August 1st of each year. The first interest payment attributable to the 2029 Senior Notes will occur on May 15, 2020.

Revolver. On November 20, 2014, the Company entered into a $200.0 million senior unsecured revolving credit agreement (as amended, the “Revolving Credit Agreement”) with a syndicate of banks. The Revolving Credit Agreement had an initial term of five years with an option to extend for two additional one-year terms. On August 4, 2016, the Company entered into Amendment No. 1 (the “First Amendment”) to the Revolving Credit Agreement. The First Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $220.0 million, (ii) increased the maximum consolidated leverage ratio and (iii) extended the initial term to August 2021 with an option to extend for an additional one-year term. On May 15, 2018, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Revolving Credit Agreement. The Second Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $250.0 million, (ii) extended the term to May 2023 with an option to extend for an additional one-year term and (iii) decreased the applicable rate and applicable fee rate for loans and commitments. On November 15, 2019, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Revolving Credit Agreement. The Third Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $400.0 million, (ii) extended the term to November 2024 with an option to extend for an additional one-year term, (iii) decreased the applicable rate and applicable fee rate for loans and commitments and (iv) amended certain restrictive covenants that limit, among other things, the Company’s financial flexibility. At December 31, 2019, the Revolving Credit Agreement was undrawn.

In connection with the closings of the Senior Notes offerings and entry into the Revolving Credit Agreement and the First, Second and Third Amendments, the Company paid certain fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At December 31, 2019, $30.3 million of the deferred financing fees remain unamortized, of which $28.1 million is grouped and presented as part of “Long-term debt” on the Consolidated Statement of Financial Condition.

6. LEASES

For the years ended December 31, 2018 and 2017, the Company followed ASC Subtopic 840-10, “Leases,” which required the recognition of rent expense on a straight-line basis over the lease period. Rent expense for office space, including real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises, for the years ended December 31, 2018 and 2017 was $25.3 million and $24.2 million, respectively.

On January 1, 2019, the Company adopted ASU 2016-02 “Leases” and began following ASC Subtopic 842-10. Under ASC Subtopic 842-10, the Company recognized a total of $35.6 million of operating lease expenses for the year ended December 31, 2019. The amounts associated with variable lease costs, short-term lease costs and sublease income were not material for the year ended December 31, 2019.

The Company’s leases have remaining lease terms of up to approximately 13 years. Some of these leases have options to extend which, if exercised, would extend the maximum term to approximately 23 years. Some of the leases also provide for early termination, the exercise of which would shorten the term of those leases by up to 5 years.

Future minimum commitments for the Company’s operating leases accounted for in accordance with ASC Subtopic 842-10 in place as of December 31, 2019, the interest and other relevant line items in the Consolidated Statement of Financial Condition are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
2020	$28,162
2021	27,562
2022	23,801
2023	22,678
2024	17,231
Thereafter	101,782
Total lease payments	$221,216
Less: Interest	(34,928)
Present value of lease liabilities	$186,288

Other accrued liabilities	$22,144
Long-term operating lease liabilities	$164,144

Lease term and discount rate for the Company’s operating leases in place as of December 31, 2019 are as follows:

As of
December 31,
Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years)	9.69
Weighted-average discount rate	3.46%

Other information for the Company’s operating leases in place for the year ended December 31, 2019 are as follows:

Year Ended
Other Information	December 31,
(in thousands)	2019
Operating cash flows from operating leases	$29,886
Leased assets obtained in exchange for new operating lease liabilities(1)	$210,784

(1)	Includes the adjustment upon adoption of ASU 2016-02 of $197.5 million for leases recorded on January 1, 2019.

7. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at December 31, 2019 and 2018 consisted of the following:

		As of
	Estimated	December 31,	December 31,
	Useful Lives	2019	2018
		(in thousands)
Computer & related equipment	2 to 5 years	$185,794	$200,414
Furniture & fixtures	7 years	12,478	12,033
Leasehold improvements	1 to 21 years	52,339	53,429
Work-in-process	—	8,667	10,506
Subtotal		259,278	276,382
Accumulated depreciation and amortization		(168,570)	(185,505)
Property, equipment and leasehold improvements, net		$90,708	$90,877

Depreciation and amortization expense of property, equipment and leasehold improvements was $30.0 million, $31.3 million and $35.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change to the Company’s goodwill was as follows:

(in thousands)	Index	Analytics		All Other		Total
Goodwill at December 31, 2017	$1,205,400	$302,611		$52,610		$1,560,621
Changes to goodwill	—	(11,635)	(1)	—		(11,635)
Foreign exchange translation adjustment	(1,996)	—		(1,229)		(3,225)
Goodwill at December 31, 2018	$1,203,404	$290,976		$51,381		$1,545,761
Changes to goodwill	—	—		14,567	(2)	14,567
Foreign exchange translation adjustment	1,290	—		1,250		2,540
Goodwill at December 31, 2019	$1,204,694	$290,976		$67,198		$1,562,868

(1)

Reflects the $2.9 million and $8.7 million impact of the Financial Engineering Associates, Inc. (“FEA”) and Investor Force Holdings, Inc. (“InvestorForce”) divestitures, respectively. See Note 12, “Divestitures” for further information.

(2)	Reflects the impact of the Carbon Delta AG (“Carbon Delta”) acquisition.

Intangible Assets

Amortization expense related to intangible assets for the years ended December 31, 2019, 2018 and 2017 was $49.4 million, $54.2 million and $44.5 million, respectively. The amortization expense of acquired intangible assets for the years ended December 31, 2019, 2018 and 2017 was $34.8 million, $44.0 million and $39.2 million, respectively. The amortization expense of internally developed capitalized software for the years ended December 31, 2019, 2018 and 2017 was $14.6 million, $10.2 million and $5.4 million, respectively.

During the year ended December 31, 2018 management decided to discontinue the use of the IPD trade name utilized by the Real Estate segment and has rebranded the segment to MSCI Real Estate. As a result, the remaining unamortized value associated with the trade name of $7.9 million was written off in that year.

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets were as follows:

		As of
	Estimated	December 31,	December 31,
	Useful Lives	2019	2018
		(in thousands)
Gross intangible assets:
Customer relationships	13 to 21 years	$356,700	$356,700
Trademarks/trade names	10 to 21.5 years	207,300	208,320
Technology/software	3 to 8 years	263,719	238,692
Proprietary data	6 to 13 years	28,627	28,627
Subtotal		856,346	832,339
Foreign exchange translation adjustment		(7,615)	(9,569)
Total gross intangible assets		$848,731	$822,770
Accumulated amortization:
Customer relationships		$(231,665)	$(209,867)
Trademarks/trade names		(133,305)	(123,345)
Technology/software		(209,878)	(198,974)
Proprietary data		(13,963)	(12,197)
Subtotal		(588,811)	(544,383)
Foreign exchange translation adjustment		1,567	2,416
Total accumulated amortization		$(587,244)	$(541,967)
Net intangible assets:
Customer relationships		$125,035	$146,833
Trademarks/trade names		73,995	84,975
Technology/software		53,841	39,718
Proprietary data		14,664	16,430
Subtotal		267,535	287,956
Foreign exchange translation adjustment		(6,048)	(7,153)
Total net intangible assets		$261,487	$280,803

Estimated amortization expense for succeeding years is presented below:

Years Ending December 31,	Amortization Expense
(in thousands)
2020	$54,432
2021	50,368
2022	43,058
2023	34,731
2024	33,550
Thereafter	45,348
Total	$261,487

9. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. For the years ended December 31, 2019, 2018 and 2017, costs relating to 401(k), pension and post-retirement benefit expenses were $24.0 million, $22.8 million and $22.5 million, respectively, which are included in various categories on the Company’s Consolidated Statements of Income. Amounts included in “Cost of revenues” for the years ended December 31, 2019, 2018 and 2017 were $9.4 million, $10.2 million and $10.3 million, respectively. Amounts included in “Selling and marketing” for the years ended December 31, 2019, 2018 and 2017 were $7.4 million, $6.9 million and $6.5 million, respectively. Amounts included in “Research and development” for the years ended December 31, 2019, 2018 and 2017 were $4.7 million, $3.8 million and $3.8 million, respectively. Amounts included in “General and administrative” for the years ended December 31, 2019, 2018 and 2017 were $1.8 million, $1.8 million and $1.3 million, respectively. Non-service-related pension costs included in “Other expense (income)” for the years ended December 31, 2019, 2018 and 2017 were not significant.

401(k) and Other Defined Contribution Plans. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions, which are subject to vesting and certain other limitations. The Company’s expenses associated with the 401(k) plan and other defined contribution plans for the years ended December 31, 2019, 2018 and 2017 were $19.9 million, $19.2 million and $18.6 million, respectively.

Net Periodic Benefit Expense. Net periodic benefit expense incurred by the Company related to defined benefit pension plans was $4.1 million, $3.6 million and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company uses a measurement date of December 31 to calculate obligations under its pension and postretirement plans. As of December 31, 2019 and 2018, the Company carried a net liability of $30.4 million and $21.3 million, respectively, in “Other non-current liabilities” on the Consolidated Statement of Financial Condition related to its future pension obligations. The fair value of the defined benefit plan assets were $25.0 million and $21.7 million at December 31, 2019 and 2018, respectively.

The Company’s retiree benefit plans include defined benefit plans for employees in Switzerland, as well as other countries where MSCI maintains an operating presence.

Our Switzerland plans are government-mandated retirement funds that provide employees with a minimum investment return, which is determined annually by the Swiss government and was 1.00% in the years ended December 31, 2019, 2018 and 2017. Under the Switzerland plans, the Company and our employees are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender. As of December 31, 2019 and 2018, the Switzerland plans had a gross pension liability of $32.6 million and $25.6 million, respectively, and plan assets that totaled $21.9 million and $19.4 million, respectively. In 2019, 2018 and 2017, we recognized net periodic benefit expense of $1.0 million, $1.3 million and $1.3 million, respectively, related to our Switzerland plans. The discount rate for the Switzerland defined benefit pension plan was 0.30% as of December 31, 2019 and 1.00% as of December 31, 2018.

The investment strategies of the non-U.S. defined benefit plans vary according to the plan provisions and local laws. The majority of the assets in the non-U.S. plans are in the Switzerland plans. The Switzerland plans are associated with an insured collective retirement foundation, whereby assets are held in trust and the assets are comingled with those of other participating companies. Investment decisions are made by a board of the collective retirement foundation, comprised of participating company representatives and representatives from the insurer. The overall strategy is to manage risk while maximizing total returns.

10. SHAREHOLDERS’ EQUITY (DEFICIT)

This note reflects the share repurchases and related activity as well as share-based compensation activity recognized by the Company, for all periods referenced.

Return of capital

On October 26, 2016, the Board of Directors approved a stock repurchase program for the purchase of up to $750.0 million worth of shares of the Company’s common stock in addition to the amount then remaining under a previously existing share repurchase program (the “2016 Repurchase Program”).

On May 1, 2018, the Board of Directors authorized an additional stock repurchase program for the purchase of up to $1,000.0 million worth of shares of the Company’s common stock in addition to the $523.1 million of authorization then remaining under the 2016 Repurchase Program (the “2018 Repurchase Program”).

On October 29, 2019, the Board of Directors authorized an additional stock repurchase program for the purchase of up to $750.0 million worth of shares of MSCI’s common stock in addition to the $706.1 million of authorization remaining under the 2018 Repurchase Program (the “2019 Repurchase Program”) for a total of $1,456.1 million of stock repurchase authorization. Share repurchases made pursuant to the 2019 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of December 31, 2019, there was $1,456.1 million of available authorization remaining under the 2019 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Year Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
	(in thousands, except per share data)
December 31, 2019	$147.97	690	$102,081
December 31, 2018	$148.34	6,236	$924,989
December 31, 2017	$87.96	1,556	$136,899

The following table presents cash dividends declared and distributed per common share for the periods indicated:

	Dividends
	Per Share	Declared	Distributed	Deferred
2019	(in thousands, except per share data)
Three Months Ended March 31,	$0.58	$55,339	$57,988	$(2,649)
Three Months Ended June 30,	0.58	49,613	49,365	248
Three Months Ended September 30,	0.68	58,176	57,882	294
Three Months Ended December 31,	0.68	58,176	57,916	260
Year Ended December 31,	$2.52	$221,304	$223,151	$(1,847)
2018
Three Months Ended March 31,	$0.38	$34,848	$34,900	$(52)
Three Months Ended June 30,	0.38	34,254	33,935	319
Three Months Ended September 30,	0.58	52,264	51,764	500
Three Months Ended December 31,	0.58	50,907	50,434	473
Year Ended December 31,	$1.92	$172,273	$171,033	$1,240
2017
Three Months Ended March 31,	$0.28	$25,769	$25,500	$269
Three Months Ended June 30,	0.28	25,710	25,444	266
Three Months Ended September 30,	0.38	34,768	34,403	365
Three Months Ended December 31,	0.38	34,745	34,448	297
Year Ended December 31,	$1.32	$120,992	$119,795	$1,197

Common Stock

The following table presents activity related to shares of common stock issued and repurchased for the periods indicated:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Balance At December 31, 2016	128,996,344	(37,716,754)	91,279,590
Dividend payable/paid	684	(528)	156
Common stock issued and exercise of stock options	538,448	—	538,448
Shares withheld for tax withholding and exercises	—	(157,667)	(157,667)
Shares repurchased under stock repurchase programs	—	(1,556,313)	(1,556,313)
Shares issued to directors	8,380	(7,709)	671
Balance At December 31, 2017	129,543,856	(39,438,971)	90,104,885
Dividend payable/paid	734	(579)	155
Common stock issued and exercise of stock options	479,277	—	479,277
Shares withheld for tax withholding and exercises	—	(174,991)	(174,991)
Shares repurchased under stock repurchase programs	—	(6,235,629)	(6,235,629)
Shares issued to directors	6,059	(5,618)	441
Balance At December 31, 2018	130,029,926	(45,855,788)	84,174,138
Dividend payable/paid	1,064	(585)	479
Common stock issued and exercise of stock options	2,387,145	—	2,387,145
Shares withheld for tax withholding and exercises	—	(1,077,815)	(1,077,815)
Shares repurchased under stock repurchase programs	—	(689,891)	(689,891)
Shares issued to directors	1,277	(403)	874
Balance At December 31, 2019	132,419,412	(47,624,482)	84,794,930

Shared-Based Compensation

The Company regularly issues share-based compensation to its employees and directors who are not employees of the Company. The accounting guidance for share-based compensation requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures.

In February 2020, the Company granted a portion of its employees awards in the form of RSUs and PSUs. The total number of units granted was 287,540. The aggregate fair value of the awards was $59.4 million. A portion of the awards granted consisted of RSUs vesting over a three-year period, with one-third vesting on each anniversary of the grant in 2021, 2022 and 2023. A smaller portion of the awards granted consisted of PSUs that will time-vest over a three-year period and a five-year period and are subject to the achievement of the applicable absolute total shareholder return compounded annual growth rate measured over a three-year and five-year performance period, respectively. All of these awards are subject to forfeiture under specific criteria set in the award agreements.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to use newly-issued shares or certain shares of common stock held in treasury.

The components of share-based compensation expense related to the awards to Company employees and directors who are not employees of the Company are presented below:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2019	2018	2017
Share-based Awards	$44,090	$40,563	$37,921

The following table presents the amount of share-based compensation expense by category for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2019	2018	2017
Cost of revenues	$11,190	$10,334	$9,707
Selling and marketing	14,943	12,851	11,355
Research and development	5,966	4,175	3,477
General and administrative	11,991	13,203	13,382
Total share-based compensation expense	$44,090	$40,563	$37,921

The windfall tax benefits for share-based compensation expense related to RSUs, PSUs and other restricted stock unit awards (together, the “Share-based Awards”) as well as stock options granted to Company employees and to directors who are not employees of the Company were $82.5 million, $8.8 million and $5.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, $32.6 million of compensation cost related to MSCI unvested share-based awards granted to the Company’s employees and to directors who are not employees of the Company had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will be recognized primarily over the next one to five years.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of common stock. As of December 31, 2019, 5.2 million shares of common stock were available for future grants under these plans.

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

The fair value of the PSUs on the award dates were estimated under the Monte Carlo method using the following assumptions:

	Years Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Risk free interest rate	2.46%	2.30%	1.53%
Historical stock price volatility	21.98%	20.51%	20.52%
Term (in years)	3.7	3.5	3.5

The risk-free interest rate was determined based on the yields available on U.S. Constant Maturity Treasury yield curve as of the valuation dates with a maturity commensurate with the terms.  The expected stock price volatility was determined using historical volatility. Since the PSU awards are dividend-protected, the assumed dividend yield applied in the valuation was 0.0%.

The following table presents activity concerning the Company’s vested and unvested Share-based Awards applicable to its employees (share data in thousands) for the period indicated:

		Weighted
		Average
		Grant
	Number of	Date Fair
For the Year Ended December 31, 2019	Shares	Value
Vested and unvested Share-based Awards at December 31, 2018	1,288	$82.09
Granted	1,802	$82.50
Conversion to common stock	(2,274)	$68.17
Canceled	(59)	$113.59
Vested and unvested Share-based Awards at December 31, 2019 (1)	757	$122.42

(1)	As of December 31, 2019, 696 Share-based Awards, with a weighted average grant date fair value of $123.01, were vested or expected to vest.

The total fair value of Share-based Awards held by the Company’s employees that converted to MSCI common stock during the years ended December 31, 2019, 2018 and 2017 was $401.7 million, $63.6 million and $30.3 million, respectively.

The following table presents activity concerning the Company’s unvested Share-based Awards related to its employees (share data in thousands):

		Weighted
		Average
		Grant
	Number of	Date Fair
For the Year Ended December 31, 2019	Shares	Value
Unvested Share-based Awards at December 31, 2018	1,102	$84.14
Granted	1,520	$86.41
Vested	(1,836)	$69.58
Canceled	(59)	$113.59
Unvested Share-based Awards at December 31, 2019	727	$123.21

Unvested Share-based Awards expected to vest	666	$123.90

Stock Option Awards. No stock options were issued during the years ended December 31, 2019, 2018 and 2017.

The following table presents activity concerning MSCI stock options granted to the Company’s employees for the year ended December 31, 2019 (option data and dollar values in thousands, except exercise price):

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregated
	of	Exercise	Life	Intrinsic
For the Year Ended December 31, 2019	Options	Price	(Years)	Value
Options outstanding at December 31, 2018	112	$28.96	1.28	$13,239
Granted or assumed	—	$—	N/A	N/A
Forfeited	—	$—	N/A	N/A
Conversion to common stock	(112)	$28.96	N/A	N/A
Options outstanding and exercisable at December 31, 2019	—	$—	—	$—

The intrinsic value of the stock options exercised by the Company’s employees during the years ended December 31, 2019, 2018 and 2017 was $22.1 million, $4.8 million and $10.9 million, respectively.

11. INCOME TAXES

The provision for income taxes (benefits) by taxing jurisdiction consisted of:

	Years Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	(in thousands)
Current
U.S. federal	$31,493	$51,316	$133,250
U.S. state and local	6,841	31,680	16,312
Non U.S.	22,103	39,795	32,267
	60,437	122,791	181,829
Deferred
U.S. federal	(11,941)	(1,406)	(12,502)
U.S. state and local	(4,001)	5,566	(2,119)
Non U.S.	(4,825)	(4,940)	(4,281)
	(20,767)	(780)	(18,902)

Provision for income taxes	$39,670	$122,011	$162,927

The following table reconciles the U.S. federal statutory income tax rate to the effective income tax rate:

	Years Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.00%	21.00%	35.00%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.51%	4.66%	1.84%
Change in tax rates applicable to non-U.S. earnings	(2.65%)	(2.20%)	(7.60%)
Domestic tax credits and incentives	(0.74%)	(0.30%)	(0.24%)
Net tax charge related to Tax Reform	—%	(1.78%)	7.40%
Valuation allowance	(0.10%)	(1.41%)	—%
Excess Stock Based Compensation	(13.94%)	(1.14%)	(1.25%)
Other	0.50%	0.54%	(0.25%)
Effective income tax rate	6.58%	19.37%	34.90%

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

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018, were as follows:

	As of
	December 31,	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Right of use assets	$43,584	$—
Interest expense carryforwards	19,028	—
Employee compensation and benefit plans	17,438	19,698
Loss carryforwards	2,928	2,941
Pension	2,558	2,466
Deferred rent	—	5,392
Subtotal	85,536	30,497
Less: valuation allowance	—	(632)
Total deferred tax assets	$85,536	$29,865
Deferred tax liabilities:
Intangible assets	$(57,155)	$(65,538)
Lease liabilities	(38,666)	—
Property, equipment and leasehold improvements, net	(20,531)	(16,369)
Unremitted foreign earnings	(12,996)	(12,872)
Unearned revenue	(1,079)	(1,170)
Other	(837)	(1,021)
Total deferred tax liabilities	$(131,264)	$(96,970)
Net deferred tax liabilities	$(45,728)	$(67,105)

As presented in the table above, the Company has certain loss and interest carryforward items. The tax value of the U.S. portion of the interest carryforward was $13.2 million and zero as of December 31, 2019 and December 31, 2018, respectively. The tax value of the non-U.S. portion of the interest carryforward was $5.8 million and zero as of December 31, 2019 and December 31, 2018, respectively.  These carryforwards are subject to annual limitations on utilization over an indefinite life.

Net operating loss carryforwards in the U.S. were $13.8 million with a tax value of $1.9 million and $16.0 million with a tax value of $1.8 million as of December 31, 2019 and December 31, 2018, respectively. These carryforwards are subject to annual limitations and will begin to expire in 2026. The tax value of the non-U.S. portion of the net operating loss was $1.0 million and $0.6 million as of December 31, 2019 and December 31, 2018 respectively.  These carryforwards are subject to annual limitations and will begin to expire in 2021.

The Company believes the total deferred tax assets at December 31, 2019 are more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates. Accordingly, the Company has determined that there is no requirement to establish a valuation allowance as of December 31, 2019.

The following table presents changes in the Company’s deferred tax asset valuation allowance for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	(in thousands)
Beginning balance	$632	$11,575	$17,807
Additions charged to cost and expenses	—	—	324
Deductions	(632)	(10,943)	(6,556)
Ending balance	$—	$632	$11,575

The following table presents the components of income before provision for income taxes generated by domestic or foreign operations for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	(in thousands)
Domestic	$351,177	$399,000	$283,779
Foreign (1)	252,141	230,896	183,120
Total income before provision for income taxes	$603,318	$629,896	$466,899

(1)	Foreign income before provision for income taxes is defined as income generated from operations located outside the U.S., which includes income from foreign branches of U.S. companies.

As of December 31, 2018, the Company asserted that the earnings in its India subsidiary accumulated after January 1, 2018, will be permanently reinvested. The cumulative amount as of December 31, 2019 totaled approximately $14.0 million. The Company has not provided for state income and foreign withholding taxes, which would have been approximately $2.5 million as of December 31, 2019, on these earnings.

The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. As part of the Company’s periodic review of unrecognized tax benefits and based on new information regarding the status of federal and state examinations, the Company’s unrecognized tax benefits are remeasured. Based on the current status of income tax audits, the total amount of unrecognized benefits may decrease by approximately $11.2 million in the next twelve months as a result of the resolution of tax examinations.

The Company believes the resolution of tax matters will not have a material effect on the Consolidated Statement of Financial Condition of the Company, although a resolution could have a material impact on the Company’s Consolidated Statement of Income for a particular future period and on the Company’s effective tax rate for any period in which such resolution occurs.

The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2019, 2018 and 2017:

	Years Ended
Gross unrecognized tax benefits	December 31,	December 31,	December 31,
(in thousands)	2019	2018	2017
Beginning balance	$14,091	$10,022	$7,936
Increases based on tax positions related to the current period	2,413	3,928	3,389
Increases based on tax positions related to prior periods	—	1,892	519
Decreases based on tax positions related to prior periods	—	(297)	(6)
Decreases related to settlements with taxing authorities	—	—	(1,152)
Decreases related to a lapse of applicable statute of limitations	(663)	(1,454)	(664)
Ending balance	$15,841	$14,091	$10,022

The total amount of unrecognized tax benefits was $15.8 million, $13.8 million and $9.4 million, net of federal benefit of state issues, competent authority and foreign tax credit offsets, as of December 31, 2019, 2018 and 2017, respectively, which, if recognized, would favorably affect the effective tax rate in future periods. The Company recognizes the accrual of interest and penalties related to unrecognized tax benefits in the “Provision for income taxes” in the Consolidated Statement of Income. For the years ended December 31, 2019, 2018 and 2017, the Company recognized $0.4 million, $0.2 million and $0.2 million, respectively, of interest in the Consolidated Statement of Income with respect to unrecognized tax benefits. No penalties were recognized in the Consolidated Statement of Income for the years ended December 31, 2019, 2018 and 2017. The amount of accrued interest, which includes interest related to uncertain tax positions and accrued income tax expense, recorded on the Consolidated Statement of Financial Condition as of December 31, 2019, 2018 and 2017 was $0.9 million, $0.9 million and $0.9 million, respectively.

The Company is under examination by the IRS and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as the United Kingdom, Switzerland and India, and states in which the Company has significant operations, such as New York. The tax years currently under examination vary by jurisdiction but include years ranging from 2006 through 2019. As a result of having previously been a member of the Morgan Stanley consolidated group, the Company may have future settlements with Morgan Stanley related to the ultimate disposition of their New York State and New York City examination relating to the tax years 2007 and 2008 and their IRS examination relating to the tax years 2006 through 2008. The Company does not believe it has any material exposure to the New York State and New York City examinations. Additionally, the Company believes it has adequate reserves for any tax issues that may arise out of the IRS examination relating to the tax years 2006 through 2008 and therefore does not believe any related settlement with Morgan Stanley will have a material impact.

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

Divestiture of InvestorForce

On October 12, 2018, the Company completed the InvestorForce divestiture for $62.0 million in cash plus an additional $0.8 million for working capital adjustment, $8.7 million of allocated goodwill, $4.0 million of identifiable intangible assets, net of accumulated amortization, $0.7 million of other net assets and $2.8 million of transaction costs, which resulted in a gain of approximately $46.6 million included in “Other expense (income)” within the Consolidated Statement of Income. InvestorForce was included as a component of the Analytics segment through the date of divestiture. The results of operations from InvestorForce were not material to the Company.

13. SEGMENT INFORMATION

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or CODM, in deciding how to allocate resources and assess performance. MSCI’s Chief Executive Officer and its President and Chief Operating Officer, who are together considered to be its CODM, review financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

The CODM measures and evaluates reportable segments based on segment operating revenues as well as Adjusted EBITDA and other measures. The Company excludes the following items from segment Adjusted EBITDA: provision for income taxes, other expense (income), net, depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments, including the impact related to the vesting of multi-year restricted stock units granted in 2016 to certain senior executives that are subject to the achievement of multi-year total shareholder return targets, which are performance targets with a market condition (the “2016 Multi-Year PSUs”), that the CODM does not consider for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net income and are included in the reconciliation that follows.

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

The Company has four operating segments: Index, Analytics, ESG and Real Estate.

The Index operating segment is a provider of indexes (primarily equity indexes).  The indexes are used in many areas of the investment process, including index-linked product creation (e.g., ETFs and futures and options), performance benchmarking, portfolio construction and rebalancing, broker-dealer structured products and asset allocation.

The Analytics operating segment offers risk management, performance attribution and portfolio management content, applications and services that provide clients with an integrated view of risk and return and an analysis of market, credit, liquidity and counterparty risk across all major asset classes, spanning short-, medium- and long-term time horizons. Clients access our Analytics content through MSCI’s proprietary applications and application programming interfaces, third-party applications or directly through their own platforms. Additionally, the Analytics operating segment also provides various managed services to help clients operate more efficiently, including consolidation of client portfolio data from various sources, review and reconciliation of input data and results, and customized reporting.

The ESG operating segment offers products and services that help institutional investors understand how ESG considerations can impact the long-term risk and reward of their portfolio and individual security-level investments. In addition, MSCI ESG Research data and MSCI ESG Ratings are used in the construction of equity and fixed income indexes to help institutional investors more effectively benchmark ESG investment performance, issue index-based investment products, as well as manage, measure and report on ESG mandates.

The Real Estate operating segment offers research, reporting, market data and benchmarking offerings that provide real estate performance analytics for funds, investors and managers. Real Estate performance and risk analytics range from enterprise-wide to property-specific analysis.  The Real Estate operating segment also provides business intelligence to real estate owners, managers, developers and brokers worldwide.

The operating segments of ESG and Real Estate do not individually meet the segment reporting thresholds and have been combined and presented as part of All Other for disclosure purposes.

The following table presents operating revenues by reportable segment for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	(in thousands)
Operating revenues
Index	$920,937	$835,475	$718,959
Analytics	496,925	479,939	458,269
All Other	139,934	118,570	96,944
Total	$1,557,796	$1,433,984	$1,274,172

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	(in thousands)
Index Adjusted EBITDA	$670,188	$607,853	$522,241
Analytics Adjusted EBITDA	152,113	143,645	125,624
All Other Adjusted EBITDA	28,198	20,935	11,892
Total operating segment profitability	850,499	772,433	659,757
2016 Multi-Year PSUs grant payroll tax expense	15,389	—	—
Amortization of intangible assets	49,410	54,189	44,547
Depreciation and amortization of property, equipment and leasehold improvements	29,999	31,346	35,440
Operating income	755,701	686,898	579,770
Other expense (income), net	152,383	57,002	112,871
Provision for income taxes	39,670	122,011	162,927
Net income	$563,648	$507,885	$303,972

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2019	2018	2017
Operating revenues
Americas:
United States	$698,105	$662,345	$622,132
Other	65,997	58,065	48,139
Total Americas	764,102	720,410	670,271
Europe, the Middle East and Africa ("EMEA"):
United Kingdom	234,926	214,204	193,831
Other	325,221	293,252	250,267
Total EMEA	560,147	507,456	444,098
Asia & Australia:
Japan	71,629	67,100	54,351
Other	161,918	139,018	105,452
Total Asia & Australia	233,547	206,118	159,803
Total	$1,557,796	$1,433,984	$1,274,172

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	December 31,	December 31,
	2019	2018
	(in thousands)
Long-lived assets
Americas:
United States	$1,781,667	$1,803,321
Other	6,398	6,560
Total Americas	1,788,065	1,809,881
EMEA:
United Kingdom	81,338	80,039
Other	36,433	19,369
Total EMEA	117,771	99,408
Asia & Australia:
Japan	398	411
Other	8,829	7,741
Total Asia & Australia	9,227	8,152
Total	$1,915,063	$1,917,441

14. QUARTERLY RESULTS OF OPERATIONS (unaudited):

	2019				2018
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Operating revenues	$371,381	$385,558	$394,251	$406,606	$351,316	$363,046	$357,934	$361,688
Cost of revenues	82,346	71,975	70,486	70,154	71,304	71,368	70,906	73,757
Selling and marketing	56,048	51,657	52,107	59,486	46,409	47,416	46,149	52,949
Research and development	23,172	23,752	24,310	27,100	20,707	19,801	20,591	20,312
General and administrative	27,497	26,378	26,559	29,659	26,187	24,036	24,751	24,908
Amortization of intangible assets	11,793	12,013	12,361	13,243	11,338	19,537	11,681	11,633
Depreciation and amortization of property, equipment and leasehold improvements	7,850	7,405	7,209	7,535	8,205	7,377	7,453	8,311
Total operating expenses	208,706	193,180	193,032	207,177	184,150	189,535	181,531	191,870
Operating income	162,675	192,378	201,219	199,429	167,166	173,511	176,403	169,818
Interest income	(4,086)	(3,345)	(3,673)	(5,299)	(2,770)	(4,281)	(6,522)	(6,096)
Interest expense	35,915	35,915	35,922	40,289	29,560	31,761	35,902	35,891
Other expense (income)	2,554	63	222	17,906	938	(10,292)	177	(47,266)
Other expense (income), net	34,383	32,633	32,471	52,896	27,728	17,188	29,557	(17,471)
Income before provision for income taxes	128,292	159,745	168,748	146,533	139,438	156,323	146,846	187,289
Provision for income taxes	(49,900)	34,055	31,765	23,750	24,346	39,494	23,014	35,157
Net income	$178,192	$125,690	$136,983	$122,783	$115,092	$116,829	$123,832	$152,132

Earnings per basic common share	$2.11	$1.48	$1.62	$1.45	$1.28	$1.31	$1.39	$1.75

Earnings per diluted common share	$2.08	$1.47	$1.60	$1.44	$1.24	$1.28	$1.36	$1.70

Weighted average shares outstanding used in computing per share data
Basic	84,253	84,750	84,765	84,802	90,075	89,112	88,796	86,968
Diluted	85,649	85,393	85,550	85,546	92,587	91,586	91,372	89,495

15. SUBSEQUENT EVENTS

In January 2020, the Company entered into a strategic relationship with The Burgiss Group, LLC (Burgiss), a global provider of investment decision support tools for private capital. The Company invested $190.0 million in exchange for a non-controlling interest, which will be accounted for as an equity method investment with the Company’s share of Burgiss’ earnings being recognized in “Other expense (income), net” in the Consolidated Statement of Income. Burgiss is expected to be an operating segment reported as a component of the All Other segment.

On January 29, 2020, the Board of Directors of the Company declared a quarterly dividend of $0.68 per share of common stock to be paid on March 6, 2020 to shareholders of record as of the close of trading on February 21, 2020.