Form 10-Q
period 2020-03-31
MSCI Inc.
filed 2020-04-29
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 21, 2020, there were 83,595,699 shares of common stock outstanding, par value $0.01.

FOR THE QUARTER ENDED MARCH 31, 2020

AVAILABLE INFORMATION

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

Other factors that could materially affect actual results, levels of activity, performance or achievements can be found in the 2019 Annual Report on Form 10-K filed with the SEC on February 18, 2020 and in quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished with the SEC. If any of these risks or uncertainties materialize, or if MSCI’s underlying assumptions prove to be incorrect, actual results may vary significantly from what MSCI projected. Any forward-looking statement in this report reflects MSCI’s current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to MSCI’s operations, results of operations, growth strategy and liquidity. MSCI assumes no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise, except as required by law.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,066,856	$1,506,567
Accounts receivable, net of allowances	481,990	499,268
Prepaid income taxes	27,836	31,590
Prepaid and other assets	43,091	44,352
Total current assets	1,619,773	2,081,777
Property, equipment and leasehold improvements, net	86,278	90,708
Right of use assets	163,704	166,406
Goodwill	1,559,425	1,562,868
Intangible assets, net	253,398	261,487
Equity method investment	190,822	—
Deferred tax assets	19,938	20,911
Other non-current assets	18,461	20,282
Total assets	$3,911,799	$4,204,439

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,864	$6,498
Income taxes payable	16,486	14,210
Accrued compensation and related benefits	62,661	166,273
Other accrued liabilities	138,796	139,149
Deferred revenue	574,472	574,656
Total current liabilities	798,279	900,786
Long-term debt	3,170,061	3,071,926
Long-term operating lease liabilities	161,550	164,144
Deferred tax liabilities	58,393	66,639
Other non-current liabilities	77,847	77,658
Total liabilities	4,266,130	4,281,153

Commitments and Contingencies (see Note 7)

Shareholders' equity (deficit):
Preferred stock (par value $0.01, 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 132,797,535 and 132,419,412 common shares issued and 83,709,132 and 84,794,930 common shares outstanding at March 31, 2020 and December 31, 2019, respectively)	1,328	1,324
Treasury shares, at cost (49,088,403 and 47,624,482 common shares held at March 31, 2020 and December 31, 2019, respectively)	(3,938,714)	(3,565,784)
Additional paid in capital	1,366,442	1,351,031
Retained earnings	2,288,817	2,199,294
Accumulated other comprehensive loss	(72,204)	(62,579)
Total shareholders' equity (deficit)	(354,331)	(76,714)
Total liabilities and shareholders' equity (deficit)	$3,911,799	$4,204,439

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
Operating revenues	$416,780	$371,381

Operating expenses:
Cost of revenues	74,609	82,346
Selling and marketing	55,549	56,048
Research and development	26,562	23,172
General and administrative	30,833	27,497
Amortization of intangible assets	13,776	11,793
Depreciation and amortization of property, equipment and leasehold improvements	7,567	7,850
Total operating expenses	208,896	208,706

Operating income	207,884	162,675

Interest income	(3,483)	(4,086)
Interest expense	40,231	35,915
Other expense (income)	8,287	2,554

Other expense (income), net	45,035	34,383

Income before provision for income taxes	162,849	128,292
Provision for income taxes	14,724	(49,900)
Net income	$148,125	$178,192

Earnings per basic common share	$1.75	$2.11

Earnings per diluted common share	$1.73	$2.08

Weighted average shares outstanding used in computing earnings per share
Basic	84,870	84,253
Diluted	85,548	85,649

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
Net income	$148,125	$178,192
Other comprehensive (loss) income:
Foreign currency translation adjustments	(12,363)	1,533
Income tax effect	2,468	(347)
Foreign currency translation adjustments, net	(9,895)	1,186

Pension and other post-retirement adjustments	306	20
Income tax effect	(36)	(9)
Pension and other post-retirement adjustments, net	270	11
Other comprehensive (loss) income, net of tax	(9,625)	1,197
Comprehensive income	$138,500	$179,389

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

					Accumulated
			Additional		Other
	Common	Treasury	Paid in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(unaudited)
Balance at December 31, 2019	$1,324	$(3,565,784)	$1,351,031	$2,199,294	$(62,579)	$(76,714)
Net income				148,125		148,125
Cumulative-effect adjustment				631		631
Dividends declared ($0.68 per common share)				(59,233)		(59,233)
Dividends paid in shares			78			78
Other comprehensive income (loss), net of tax					(9,625)	(9,625)
Common stock issued	4					4
Shares withheld for tax withholding		(47,195)				(47,195)
Compensation payable in common stock			15,333			15,333
Common stock repurchased and held in treasury		(325,699)				(325,699)
Common stock issued to directors and held in treasury		(36)				(36)
Balance at March 31, 2020	$1,328	$(3,938,714)	$1,366,442	$2,288,817	$(72,204)	$(354,331)

Balance at December 31, 2018	$1,300	$(3,272,774)	$1,306,428	$1,856,951	$(58,399)	$(166,494)
Net income				178,192		178,192
Dividends declared ($0.58 per common share)				(55,339)		(55,339)
Dividends paid in shares			93			93
Other comprehensive income (loss), net of tax					1,197	1,197
Common stock issued	23					23
Shares withheld for tax withholding and exercises		(182,385)				(182,385)
Compensation payable in common stock and options			9,590			9,590
Common stock repurchased and held in treasury		(102,081)				(102,081)
Common stock issued to directors and held in treasury		(30)				(30)
Exercise of stock options			726			726
Balance at March 31, 2019	$1,323	$(3,557,270)	$1,316,837	$1,979,804	$(57,202)	$(316,508)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
Cash flows from operating activities
Net income	$148,125	$178,192
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	13,776	11,793
Stock-based compensation expense	15,163	9,541
Depreciation and amortization of property, equipment and leasehold improvements	7,567	7,850
Amortization of right of use assets	5,989	5,583
Amortization of debt origination fees	1,089	986
Loss on extinguishment of debt	9,966	—
Deferred taxes	(5,165)	(8,397)
Other non-cash adjustments	337	(200)
Changes in assets and liabilities:
Accounts receivable	15,926	46,805
Prepaid income taxes	3,330	(53,613)
Prepaid and other assets	296	406
Accounts payable	(1,536)	(1,793)
Accrued compensation and related benefits	(98,658)	(81,170)
Income taxes payable	2,229	(5,843)
Other accrued liabilities	(3,563)	(7,107)
Deferred revenue	2,252	(13,352)
Long-term operating lease liabilities	(6,078)	(5,422)
Other	1,725	3,616
Net cash provided by operating activities	112,770	87,875

Cash flows from investing activities
Acquisition of equity method investment	(190,822)	—
Capitalized software development costs	(7,203)	(4,990)
Capital expenditures	(3,613)	(3,156)
Proceeds from the sale of capital equipment	—	10
Net cash used in investing activities	(201,638)	(8,136)

Cash flows from financing activities
Proceeds from borrowings	405,000	—
Repayment of long-term debt	(307,875)	—
Proceeds from exercise of stock options	—	726
Repurchase of common stock held in treasury	(372,894)	(284,466)
Payment of dividends	(59,378)	(57,895)
Payment of debt issuance costs in connection with debt	(4,934)	—
Net cash used in financing activities	(340,081)	(341,635)

Effect of exchange rate changes	(10,762)	501

Net decrease in cash	(439,711)	(261,395)
Cash and cash equivalent, beginning of period	1,506,567	904,176

Cash and cash equivalent, end of period	$1,066,856	$642,781

Supplemental disclosure of cash flow information:
Cash paid for interest	$40,495	$35,148
Cash paid for income taxes	$5,684	$17,312

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements accrued, but not yet paid	$4,987	$2,848

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$616	$237

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

MSCI Inc., together with its wholly owned subsidiaries (the “Company” or “MSCI”) provides critical decision support tools and services that bring greater transparency to the global financial markets. MSCI’s tools and services include indexes; portfolio construction tools and risk-management services; environmental, social and governance (“ESG”) research and ratings; and real estate benchmarks, return analytics services and market insights; much of which can be accessed by clients through multiple channels and platforms.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI and its wholly owned subsidiaries and include all adjustments of a normal, recurring nature necessary to state fairly the financial condition as of March 31, 2020 and December 31, 2019, the results of operations, comprehensive income, shareholders’ equity (deficit) and cash flows for the three months ended March 31, 2020 and 2019. The unaudited condensed consolidated statement of financial condition and related financial statement information as of December 31, 2019 have been derived from the 2019 audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2019.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require the Company to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of revenue, research and development and software capitalization, assessment of impairment of long-lived assets, accrued compensation, income taxes, incremental borrowing rates and other matters that affect the unaudited condensed consolidated financial statements and related disclosures. The Company believes that estimates used in the preparation of these unaudited condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Intercompany balances and transactions are eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Concentrations

For the three months ended March 31, 2020 and 2019, BlackRock, Inc. accounted for 11.3% and 11.6% of the Company’s consolidated operating revenues, respectively. For the three months ended March 31, 2020 and 2019, BlackRock, Inc. accounted for 18.5% and 19.3% of the Index segment operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within the Analytics and All Other segments for the three months ended March 31, 2020 and 2019.

Allowance for Credit Losses on Accounts Receivable

Following the adoption of Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” effective beginning January 1, 2020, the Company records an allowance on customer accounts at the time of billing based on the estimated amount of the billing that will not be collected.

Changes in the allowance for credit losses on doubtful accounts receivable from December 31, 2018 to March 31, 2020 were as follows:

Amount
(in thousands)
Balance as of December 31, 2018	$1,027
(Reduction) addition to credit loss expense	1,024
Write-offs, net of recoveries	(336)
Balance as of December 31, 2019	$1,715
(Reduction) addition to credit loss expense	333
Adjustments and write-offs, net of recoveries	(844)
Balance as of March 31, 2020	$1,204

2. RECENT ACCOUNTING STANDARDS UPDATES

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13. The amendments in ASU 2016-13 introduce an approach based on expected losses to estimated credit losses on certain types of financial instruments, modify the impairment model for available-for-sale debt securities and provide for a simplified accounting model for purchased financial assets with credit deterioration since their origination.

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

The Company adopted ASU 2016-13 and the related clarifications effective January 1, 2020. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” or ASU 2017-04. The amendments in ASU 2017-04 simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity performed procedures to determine the fair value at the impairment testing date of its assets and liabilities. When applying the amendments in ASU 2017-04, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but not more than the total amount of goodwill allocated to the reporting unit. The Company adopted ASU 2017-04 effective January 1, 2020.

3. REVENUE RECOGNITION

MSCI’s revenues are characterized by product type, which broadly reflects the nature of how they are recognized. The Company’s revenue types are recurring subscription, asset-based fees and non-recurring revenues. The Company also reports revenues by segment.

The tables that follow present the disaggregated revenues for the periods indicated (in thousands):

	For the Three Months ended March 31, 2020
	Segments
	Index	Analytics	All Other	Total
Revenue Types
Recurring subscriptions	$139,840	$124,065	$40,520	$304,425
Asset-based fees	100,196	—	—	100,196
Non-recurring	9,220	1,443	1,496	12,159
Total	$249,256	$125,508	$42,016	$416,780

	For the Three Months ended March 31, 2019
	Segments
	Index	Analytics	All Other	Total
Revenue Types
Recurring subscriptions	$127,674	$120,110	$34,580	$282,364
Asset-based fees	81,808	—	—	81,808
Non-recurring	5,291	1,325	593	7,209
Total	$214,773	$121,435	$35,173	$371,381

The tables that follow present the change in accounts receivable and in deferred revenue between the dates indicated (in thousands):

	Accounts receivable	Deferred revenue
Opening (12/31/2019)	$499,268	$574,656
Closing (03/31/2020)	481,990	574,472
Increase/(decrease)	$(17,278)	$(184)

	Accounts receivable	Deferred revenue
Opening (12/31/2018)	$473,433	$537,977
Closing (03/31/2019)	427,099	524,988
Increase/(decrease)	$(46,334)	$(12,989)

The amount of revenue recognized in the periods that was included in the opening current deferred revenue, which reflects contract liability amounts, were $212.4 million and $168.6 million for the three months ended March 31, 2020 and 2019, respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in the amortization of deferred revenue to operating revenues, partially offset by an increase in billings. MSCI had an insignificant long-term deferred revenue balance as of March 31, 2020, reflected as a part of “Other non-current liabilities” on its Unaudited Condensed Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
March 31,
2020
(in thousands)
First 12-month period	$357,086
Second 12-month period	163,329
Third 12-month period	65,213
Periods thereafter	13,392
Total	$599,020

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2020	2019
(in thousands, except per share data)
Net income	$148,125	$178,192

Basic weighted average common shares outstanding	84,870	84,253
Effect of dilutive securities:
Stock options and restricted stock units	678	1,396
Diluted weighted average common shares outstanding	85,548	85,649

Earnings per basic common share	$1.75	$2.11

Earnings per diluted common share	$1.73	$2.08

5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net consisted of the following as of the specified dates:

	As of
	March 31,	December 31,
	2020	2019
	(in thousands)
Computer & related equipment	$188,788	$185,794
Furniture & fixtures	13,120	12,478
Leasehold improvements	54,826	52,339
Work-in-process	3,779	8,667
Subtotal	260,513	259,278
Accumulated depreciation and amortization	(174,235)	(168,570)
Property, equipment and leasehold improvements, net	$86,278	$90,708

Depreciation and amortization expense of property, equipment and leasehold improvements was $7.6 million and $7.9 million for the three months ended March 31, 2020 and 2019, respectively.

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	All Other	Total
Goodwill at December 31, 2019	$1,204,694	$290,976	$67,198	$1,562,868
Foreign exchange translation adjustment	(2,138)	—	(1,305)	(3,443)
Goodwill at March 31, 2020	$1,202,556	$290,976	$65,893	$1,559,425

Intangible Assets, Net

Amortization expense related to intangible assets for the three months ended March 31, 2020 and 2019 was $13.8 million and $11.8 million, respectively. The amortization expense of acquired intangible assets for the three months ended March 31, 2020 and 2019 was $8.8 million and $8.7 million, respectively. The amortization expense of internally developed capitalized software for the three months ended March 31, 2020 and 2019 was $5.0 million and $3.1 million, respectively.

The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	As of
	March 31,	December 31,
	2020	2019
	(in thousands)
Gross intangible assets:
Customer relationships	$356,700	$356,700
Trademarks/trade names	207,300	207,300
Technology/software	268,978	263,719
Proprietary data	28,627	28,627
Subtotal	861,605	856,346
Foreign exchange translation adjustment	(10,269)	(7,615)
Total gross intangible assets	$851,336	$848,731
Accumulated amortization:
Customer relationships	$(237,115)	$(231,665)
Trademarks/trade names	(136,051)	(133,305)
Technology/software	(213,156)	(209,878)
Proprietary data	(14,405)	(13,963)
Subtotal	(600,727)	(588,811)
Foreign exchange translation adjustment	2,789	1,567
Total accumulated amortization	$(597,938)	$(587,244)
Net intangible assets:
Customer relationships	$119,585	$125,035
Trademarks/trade names	71,249	73,995
Technology/software	55,822	53,841
Proprietary data	14,222	14,664
Subtotal	260,878	267,535
Foreign exchange translation adjustment	(7,480)	(6,048)
Total net intangible assets	$253,398	$261,487

The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2020 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder of 2020	$42,035
2021	52,471
2022	45,186
2023	35,300
2024	33,437
Thereafter	44,969
Total	$253,398

7. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Senior Unsecured Notes. The Company had an aggregate of $3,200.0 million in senior unsecured notes (collectively, the “Senior Notes”) outstanding at March 31, 2020, consisting of five discrete private offerings presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
	Maturity Date	March 31, 2020	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in thousands)
Long-term debt
5.25% senior unsecured notes due 2024	November 15, 2024	$-	$-	$297,835	$-	$309,225
5.75% senior unsecured notes due 2025	August 15, 2025	800,000	794,325	794,063	836,568	840,872
4.75% senior unsecured notes due 2026	August 1, 2026	500,000	495,754	495,587	498,050	525,800
5.375% senior unsecured notes due 2027	May 15, 2027	500,000	495,331	495,168	516,605	541,300
4.00% senior unsecured notes due 2029	November 15, 2029	1,000,000	989,546	989,273	994,180	1,018,820
3.625% senior unsecured notes due 2030	September 1, 2030	400,000	395,105	-	382,952	-
Total long-term debt		$3,200,000	$3,170,061	$3,071,926	$3,228,355	$3,236,017

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

The $1,000.0 million aggregate principal amount of 4.000% senior unsecured notes due 2029 (the “2029 Senior Notes”) are scheduled to mature and be paid in full on November 15, 2029. At any time prior to November 15, 2024, the Company may redeem all or part of the 2029 Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2029 Senior Notes, together with accrued and unpaid interest, on or after November 15, 2024, at redemption prices set forth in the indenture governing the 2029 Senior Notes. At any time prior to November 15, 2022, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2029 Senior Notes, including any permitted additional notes, at a redemption price equal to 104.000% of the principal amount plus accrued and unpaid interest, if any, to the redemption date.

On March 4, 2020, the Company issued $400.0 million aggregate principal amount of 3.625% senior unsecured notes due 2030 (the “2030 Senior Notes”) in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended. The Company used a portion of the net proceeds from the 2030 Senior Notes to redeem the $300.0 million aggregate principal amount that remained outstanding on its 5.250% senior unsecured notes due 2024 (the “2024 Senior Notes”). The early redemption of the 2024 Senior Notes resulted in a $10.0 million loss on debt extinguishment recorded in other expense (income), which included approximately $7.9 million of call premium paid in accordance with the redemption prices set forth in the indenture and the write-off of approximately $2.1 million unamortized costs associated with the $300.0 million aggregate principal amount of the 2024 Senior Notes.

The 2030 Senior Notes are scheduled to mature and be paid in full on September 1, 2030. At any time prior to March 1, 2025, the Company may redeem all or part of the 2030 Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2030 Senior Notes, together with accrued and unpaid interest, on or after March 1, 2025, at redemption prices set forth in the indenture governing the 2030 Senior Notes. At any time prior to March 1, 2023, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2030 Senior Notes, including any permitted additional notes, at a redemption price equal to 103.625% of the principal amount plus accrued and unpaid interest, if any, to the redemption date.

Interest payments attributable to the 2027 Senior Notes and 2029 Senior Notes are due on May 15th and November 15th of each year. Interest payments attributable to the 2025 Senior Notes are due on February 15th and August 15th of each year. Interest payments attributable to the 2026 Senior Notes are due on February 1st and August 1st of each year. Interest payments attributable to the 2030 Senior Notes are due on March 1st and September 1st of each year, with the first payment occurring on September 1, 2020.

Revolver. On November 20, 2014, the Company entered into a $200.0 million senior unsecured revolving credit agreement (as amended, the “Revolving Credit Agreement”) with a syndicate of banks. The Revolving Credit Agreement had an initial term of five years with an option to extend for two additional one-year terms. On August 4, 2016, the Company entered into Amendment No. 1 (the “First Amendment”) to the Revolving Credit Agreement. The First Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $220.0 million, (ii) increased the maximum consolidated leverage ratio and (iii) extended the initial term to August 2021 with an option to extend for an additional one-year term. On May 15, 2018, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Revolving Credit Agreement. The Second Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $250.0 million, (ii) extended the term to May 2023 with an option to extend for an additional one-year term and (iii) decreased the applicable rate and applicable fee rate for loans and commitments. On November 15, 2019, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Revolving Credit Agreement. The Third Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $400.0 million, (ii) extended the term to November 2024 with an option to extend for an additional one-year term, (iii) decreased the applicable rate and applicable fee rate for loans and commitments and (iv) amended certain restrictive covenants that limit, among other things, the Company’s financial flexibility. As of March 31, 2020, $5.0 million was drawn and outstanding under the Third Amendment, which bears interest of LIBOR plus 1.50%, or a rate of 2.25%. The $5.0 million plus accrued interest was paid on April 20, 2020.

In connection with the closings of the Senior Notes offerings and entry into the Revolving Credit Agreement and the First, Second and Third Amendments, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities are being amortized over their related lives. At March 31, 2020, $32.0 million of the deferred financing fees remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $1.6 million of which is included in “Other non-current assets” and $29.9 million of which is grouped and presented as part of “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

8. LEASES

The Company recognized a total of $9.0 million and $7.3 million of operating lease expenses for the three months ended March 31, 2020 and 2019, respectively. The amounts associated with variable lease costs, short-term lease costs and sublease income were not material for the three months ended March 31, 2020 and 2019.

Future minimum commitments for the Company’s operating leases in place as of March 31, 2020, the interest and other relevant line items in the Unaudited Condensed Consolidated Statement of Financial Condition are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2020	$20,352
2021	28,000
2022	24,497
2023	23,479
2024	18,254
Thereafter	102,102
Total lease payments	$216,684
Less: Interest	(33,313)
Present value of lease liabilities	$183,371

Other accrued liabilities	$21,821
Long-term operating lease liabilities	$161,550

Lease term and discount rate for the Company’s operating leases in place as of March 31, 2020 are as follows:

As of
March 31,
Lease Term and Discount Rate	2020
Weighted-average remaining lease term (years)	12.92
Weighted-average discount rate	3.41%

Other information for the Company’s operating leases in place for the three months ended March 31, 2020 are as follows:

Three Months Ended
Other Information	March 31,
(in thousands)	2020
Operating cash flows from operating leases	$7,690
Leased assets obtained in exchange for new operating lease liabilities	$7,663

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

On October 29, 2019, the Board of Directors authorized an additional stock repurchase program for the purchase of up to $750.0 million worth of shares of MSCI’s common stock in addition to the $706.1 million of authorization remaining under the 2018 Repurchase Program (the “2019 Repurchase Program”) for a total of $1,456.1 million of stock repurchase authorization. Share repurchases made pursuant to the 2019 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of March 31, 2020, there was $1,130.4 million of available authorization remaining under the 2019 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Three Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
March 31, 2020	$248.65	1,310	$325,698
March 31, 2019	$147.97	690	$102,081

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share amounts)	Per Share	Declared	Distributed	(Released)/Deferred
Three Months Ended March 31, 2020	$0.68	$59,233	$59,455	$(222)
Three Months Ended March 31, 2019	$0.58	$55,339	$57,988	$(2,649)

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased during the three months ended March 31, 2020:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2019	132,419,412	(47,624,482)	84,794,930
Dividend payable/paid	259	(120)	139
Common stock issued	377,843	—	377,843
Shares withheld for tax withholding	—	(153,923)	(153,923)
Shares repurchased under stock repurchase programs	—	(1,309,878)	(1,309,878)
Shares issued to directors	21	—	21
Balance at March 31, 2020	132,797,535	(49,088,403)	83,709,132

10. INCOME TAXES

The Company’s provision for income taxes was an expense of $14.7 million and a benefit of $49.9 million for the three months ended March 31, 2020 and 2019, respectively. These amounts reflect effective tax rates of 9.0% and negative 38.9% for the three months ended March 31, 2020 and 2019, respectively.

The effective tax rate of 9.0% for the three months ended March 31, 2020 reflects the Company’s estimate of the effective tax rate for the period which was impacted by certain favorable discrete items totaling $22.4 million. For the three months ended March 31, 2020, these discrete items primarily related to $18.9 million of excess tax benefits recognized on share-based compensation vested during the period and $2.6 million related to the tax impact of loss on debt extinguishment recognized during the period. Also included in the discrete items is a $0.8 million benefit related to the revaluation of the cost of deemed repatriation of foreign earnings.

The effective tax rate of negative 38.9% for the three months ended March 31, 2019 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $77.8 million. For the three months ended March 31, 2019, these discrete items primarily related to $66.6 million of excess tax benefits recognized upon vesting during the period of certain multi-year restricted stock units that were subject to the achievement of multi-year total shareholder return targets (performance targets subject to market conditions) granted in 2016 (“2016 Multi-Year PSUs”) and $9.8 million of excess tax benefits recognized on other share-based compensation vested during the period.

During the three months ended March 31, 2020, a number of countries enacted economic stimulus laws including the CARES Act in the U.S. The company has evaluated the laws that were passed during the three months ended March 31, 2020 and does not believe the laws have a material impact on the Company’s effective tax rate or cash flows. A number of the laws, however, have enabled the Company to defer certain eligible tax payments that would have fallen due in later quarters.

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

The CODM measures and evaluates reportable segments based on segment operating revenues as well as Adjusted EBITDA and other measures. The Company excludes the following items from segment Adjusted EBITDA: provision for income taxes, other expense (income), net, depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments, including the impact related to the vesting of the 2016 Multi-Year PSUs, that the CODM does not consider for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net income and are included in the reconciliation that follows.

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

The CODM does not review any information regarding total assets on an operating segment basis. Operating segments do not record intersegment revenues, and, accordingly, there is none to be reported. The accounting policies for segment reporting are the same as for MSCI as a whole.

The Company has five operating segments: Index, Analytics, ESG, Real Estate and The Burgiss Group, LLC (“Burgiss”).

The Index operating segment is a provider of primarily equity indexes. The indexes are used in many areas of the investment process, including index-linked product creation (e.g., ETFs and futures and options), performance benchmarking, portfolio construction and rebalancing, broker-dealer structured products and asset allocation.

The Analytics operating segment offers risk management, performance attribution and portfolio management content, applications and services that provide clients with an integrated view of risk and return and an analysis of market, credit, liquidity and counterparty risk across all major asset classes, spanning short-, medium- and long-term time horizons. Clients access our Analytics content through MSCI’s own proprietary applications and application programming interfaces, third-party applications or directly through their own platforms. Additionally, the Analytics operating segment also provides various managed services to help clients operate more efficiently, including consolidation of client portfolio data from various sources, review and reconciliation of input data and results, and customized reporting.

The ESG operating segment offers products and services that help institutional investors understand how ESG considerations can impact the long-term risk and return of their portfolio and individual security-level investments. In addition, MSCI ESG Research data and ratings are used in the construction of equity and fixed income indexes to help institutional investors more effectively benchmark ESG investment performance, issue index-based investment products, as well as manage, measure and report on ESG mandates.

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

The Burgiss operating segment represents the Company’s equity method investment in Burgiss, a global provider of investment decision support tools for private capital. See Note 12, “Equity Method Investments,” for further information.

The operating segments of ESG, Real Estate and Burgiss do not individually meet the segment reporting thresholds and have been combined and presented as part of All Other for disclosure purposes. Burgiss is an equity-method investment, therefore, the All Other segment does not include the Company’s proportionate share of operating revenues and Adjusted EBITDA related to Burgiss.  The Company’s proportionate share of Burgiss’s equity earnings are not a component of Adjusted EBITDA as they are reported as a component of other (expense) income, net.

The following table presents operating revenue by reportable segment for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Operating revenues
Index	$249,256	$214,773
Analytics	125,508	121,435
All Other	42,016	35,173
Total	$416,780	$371,381

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Index Adjusted EBITDA	$183,586	$152,211
Analytics Adjusted EBITDA	36,318	36,398
All Other Adjusted EBITDA	9,323	9,098
Total operating segment profitability	229,227	197,707
2016 Multi-Year PSUs grant payroll tax expense	—	15,389
Amortization of intangible assets	13,776	11,793
Depreciation and amortization of property, equipment and leasehold improvements	7,567	7,850
Operating income	207,884	162,675
Other expense (income), net	45,035	34,383
Provision for income taxes	14,724	(49,900)
Net income	$148,125	$178,192

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Operating revenues
Americas:
United States	$181,046	$166,186
Other	17,756	15,983
Total Americas	198,802	182,169

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	65,061	55,207
Other	87,929	76,635
Total EMEA	152,990	131,842

Asia & Australia:
Japan	19,392	17,948
Other	45,596	39,422
Total Asia & Australia	64,988	57,370

Total	$416,780	$371,381

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	March 31,	December 31,
	2020	2019
	(in thousands)
Long-lived assets
Americas:
United States	$1,772,604	$1,781,667
Other	5,065	6,398
Total Americas	1,777,669	1,788,065

EMEA:
United Kingdom	75,871	81,338
Other	36,116	36,433
Total EMEA	111,987	117,771

Asia & Australia:
Japan	363	398
Other	9,082	8,829
Total Asia & Australia	9,445	9,227

Total	$1,899,101	$1,915,063

12. EQUITY METHOD INVESTMENTS

In January 2020, MSCI entered into a strategic relationship with Burgiss, a global provider of investment decision support tools for private capital. The Company acquired a 40% non-controlling interest for $190.8 million, including capitalized costs, which is accounted for as an equity method investment with the Company’s share of Burgiss’ earnings being recognized in “Other expense (income), net” in the Condensed Consolidated Statements of Income. The Company is applying a policy election to recognize its share of Burgiss’ earnings on a three-month lag. Accordingly, the Company has not recognized any earnings or amortization related to its investment in Burgiss in the three months ended March 31, 2020. MSCI has also elected to apply the nature of the distribution approach to determine the classification of the distributions it receives from its equity method investees.

The Company’s investment substantially exceeds the Company’s share of the underlying equity of Burgiss. A portion of this excess, representing the excess of the fair value of Burgiss’ intangible assets over their book value, will be amortized into “Other expense (income), net” over the useful lives of the respective intangible assets.

13. SUBSEQUENT EVENTS

Subsequent to the three months ended March 31, 2020 and through April 24, 2020, the Company repurchased an additional 0.1 million shares of common stock at an average price of $273.77 per share for a total value of $31.1 million.

On April 27, 2020, the Board of Directors declared a quarterly cash dividend of $0.68 per share for the three months ending March 31, 2020. This dividend is payable on May 29, 2020 to shareholders of record as of the close of trading on May 15, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K.

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

As of March 31, 2020, we served over 7,700 clients in more than 85 countries. To calculate the number of clients, we use the shipping address of the ultimate customer utilizing the product, which counts affiliates, user locations or business units within a single organization as separate clients. If we aggregate all related clients under their respective parent entity, the number of clients would be over 4,200, as of March 31, 2020. As of March 31, 2020, we had offices in more than 30 cities across more than 20 countries to help serve our diverse client base, with 47.7% of our revenues coming from clients in the Americas, 36.7% in EMEA and 15.6% in Asia and Australia.

Our principal business model is generally to license annual, recurring subscriptions for the majority of our Index, Analytics and ESG products and services for a fee due in advance of the service period. We also license annual recurring subscriptions for the majority of our Real Estate products for a fee which is primarily paid in arrears after the product is delivered, with the exception of the Market Information product for which the fees are generally paid in advance. A portion of our fees comes from clients who use our indexes as the basis for index-linked investment products. Such fees are primarily based on a client’s assets under management (“AUM”), trading volumes and fee levels.

[1]	The term “solutions” as used throughout this Quarterly Report on Form 10-Q refers to the use of our products or services by our clients to help them achieve their objectives.

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

The discussion of our results of operations for the three months ended March 31, 2020 and 2019 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table presents the results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$416,780	$371,381	$45,399	12.2%
Operating expenses:
Cost of revenues	74,609	82,346	(7,737)	(9.4%)
Selling and marketing	55,549	56,048	(499)	(0.9%)
Research and development	26,562	23,172	3,390	14.6%
General and administrative	30,833	27,497	3,336	12.1%
Amortization of intangible assets	13,776	11,793	1,983	16.8%
Depreciation and amortization of property, equipment and leasehold improvements	7,567	7,850	(283)	(3.6%)
Total operating expenses	208,896	208,706	190	0.1%
Operating income	207,884	162,675	45,209	27.8%
Other expense (income), net	45,035	34,383	10,652	31.0%
Income before provision for income taxes	162,849	128,292	34,557	26.9%
Provision for income taxes	14,724	(49,900)	64,624	129.5%
Net income	$148,125	$178,192	$(30,067)	(16.9%)

Earnings per basic common share	$1.75	$2.11	$(0.36)	(17.1%)

Earnings per diluted common share	$1.73	$2.08	$(0.35)	(16.8%)

Operating margin	49.9%	43.8%

Operating Revenues

Our revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group revenues by major product or reportable segment as follows: Index, Analytics and All Other, which includes the ESG and Real Estate product lines.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$304,425	$282,364	$22,061	7.8%
Asset-based fees	100,196	81,808	18,388	22.5%
Non-recurring	12,159	7,209	4,950	68.7%

Total operating revenues	$416,780	$371,381	$45,399	12.2%

Total operating revenues grew 12.2% to $416.8 million for the three months ended March 31, 2020 compared to $371.4 million for the three months ended March 31, 2019. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 12.4% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

As a result of the impact of the COVID-19 pandemic, growth in operating revenues from recurring subscriptions may moderate in the near term. In addition, the volatility in the global equity markets may adversely impact AUM levels which in turn may impact future operating revenues from asset-based fees.

Operating revenues from recurring subscriptions increased 7.8% to $304.4 million for the three months ended March 31, 2020 compared to $282.4 million for the three months ended March 31, 2019, primarily driven by growth across all operating segments. Adjusting for the impact of foreign currency exchange rate fluctuations, revenues from recurring subscriptions would have increased 8.0% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Operating revenues from asset-based fees increased 22.5% to $100.2 million for the three months ended March 31, 2020 compared to $81.8 million for the three months ended March 31, 2019. The increase in asset-based fees was driven by strong growth across all types of index-linked investment products, including an increase in revenues from exchange traded futures and options contracts linked to MSCI indexes, primarily driven by an increase in total trading volumes. The increase in revenues from asset-based fees was also driven by higher revenues from non-ETF passive products linked to MSCI indexes, primarily driven by an increase in average AUM. In addition, the increase in revenues from asset-based fees was driven by revenue growth from ETFs linked to MSCI indexes, driven by a 14.5% increase in average AUM for equity ETFs linked to MSCI indexes, partially offset by the impact of a change in product mix. Average AUM for equity ETFs linked to MSCI indexes for the three months ended March 31, 2020 was higher than AUM for equity ETFs linked to MSCI indexes as of the period ended March 31, 2020 as a result of depressed AUM levels in the second half of the quarter, primarily due to the negative impact of the COVID-19 pandemic on global equity markets. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

The following table presents the value of AUM in equity ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2019				2020
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,
AUM in equity ETFs linked to MSCI indexes(1), (2), (3)	$802.2	$819.3	$815.0	$934.4	$709.5

Sequential Change in Value
Market Appreciation/(Depreciation)	$78.3	$14.9	$(9.2)	$63.5	$(216.5)
Cash Inflows	28.3	2.2	4.9	55.9	(8.4)
Total Change	$106.6	$17.1	$(4.3)	$119.4	$(224.9)

The following table presents the average value of AUM in equity ETFs linked to MSCI indexes for the periods indicated:

	Quarterly Average
	2019				2020
(in billions)	March	June	September	December	March
AUM in equity ETFs linked to MSCI indexes(1), (2), (3)	$766.0	$811.4	$810.9	$869.1	$877.1

(1)

The historical values of the AUM in equity ETFs linked to our indexes as of the last day of the month and the monthly average balance can be found under the link “AUM in equity ETFs Linked to MSCI Indexes” on our Investor Relations homepage at http://ir.msci.com. This information is updated mid-month each month. Information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or any other report filed with the SEC. The AUM in equity ETFs numbers also include AUM in Exchange Traded Notes, the value of which is less than 1.0% of the AUM amounts presented.

(2)

The values for periods prior to April 26, 2019 were based on data from Bloomberg and MSCI, while the values for periods on or after April 26, 2019 were based on data from Refinitiv and MSCI. De minimis amounts of data are reported on a delayed basis.

(3)	The value of AUM in equity ETFs linked to MSCI indexes is calculated by multiplying the equity ETFs net asset value by the number of shares outstanding.

For the three months ended March 31, 2020, the average value of AUM in equity ETFs linked to MSCI equity indexes was $877.1 billion, up $111.1 billion, or 14.5%, from $766.0 billion for the three months ended March 31, 2019.

Non-recurring revenues increased 68.7% to $12.2 million for the three months ended March 31, 2020 compared to $7.2 million for the three months ended March 31, 2019, primarily driven by growth in Index products, which increased $3.9 million, or 74.3%.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$139,840	$127,674	$12,166	9.5%
Asset-based fees	100,196	81,808	18,388	22.5%
Non-recurring	9,220	5,291	3,929	74.3%
Index total	249,256	214,773	34,483	16.1%

Analytics
Recurring subscriptions	124,065	120,110	3,955	3.3%
Non-recurring	1,443	1,325	118	8.9%
Analytics total	125,508	121,435	4,073	3.4%

All Other
Recurring subscriptions	40,520	34,580	5,940	17.2%
Non-recurring	1,496	593	903	152.3%
All Other total	42,016	35,173	6,843	19.5%
Total operating revenues	$416,780	$371,381	$45,399	12.2%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$74,609	$82,346	$(7,737)	(9.4%)
Selling and marketing	55,549	56,048	(499)	(0.9%)
Research and development	26,562	23,172	3,390	14.6%
General and administrative	30,833	27,497	3,336	12.1%
Amortization of intangible assets	13,776	11,793	1,983	16.8%
Depreciation and amortization of property, equipment and leasehold improvements	7,567	7,850	(283)	(3.6%)
Total operating expenses	$208,896	$208,706	$190	0.1%

Total operating expenses increased 0.1% to $208.9 million for the three months ended March 31, 2020 compared to $208.7 million for the three months ended March 31, 2019. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating expenses would have increased 1.1% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Cost of Revenues

Cost of revenues expenses consist of costs related to the production and servicing of our products and services and primarily includes related information technology costs, including data center, platform and infrastructure costs; costs to acquire, produce and maintain market data information; costs of research to support and maintain existing products; costs of product management teams; costs of client service and consultant teams to support customer needs; as well as other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs. Cost of revenues decreased 9.4% to $74.6 million for the three months ended March 31, 2020 compared to $82.3 million for the three months ended March 31, 2019, reflecting decreases across the Analytics and Index reportable segments. The change was driven by the absence of $7.0 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized in 2019, and decreases in compensation and benefits costs, relating to lower incentive compensation and wages and salaries, partially offset by higher benefits costs and non-compensation costs, including information technology and market data costs.

Selling and Marketing

Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations. Selling and marketing expenses decreased 0.9% to $55.5 million for the three months ended March 31, 2020 compared to $56.0 million for the three months ended March 31, 2019, reflecting a decrease in the Index reportable segment. The change was driven by the absence of $4.5 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized in 2019, partially offset by increases in compensation and benefits costs, primarily relating to higher wages and salaries and benefits costs.

Research and Development

R&D expenses consist of costs to develop new or enhance existing products and costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support associated with these efforts. R&D expenses increased 14.6% to $26.6 million for the three months ended March 31, 2020 compared to $23.2 million for the three months ended March 31, 2019, reflecting higher investments across all three reportable segments. The change was driven by increases in compensation and benefits costs, including higher benefits, incentive compensation, severance, and wages and salaries, as well as increases in non-compensation costs, primarily due to higher professional fees and occupancy costs.

General and Administrative

G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service. G&A expenses increased 12.1% to $30.8 million for the three months ended March 31, 2020 compared to $27.5 million for the three months ended March 31, 2019, reflecting increases across all three reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation, benefits costs, and wages and salaries, partially offset by the absence of $3.5 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized in 2019.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$137,262	$142,173	$(4,911)	(3.5%)
Non-compensation expenses	50,291	46,890	3,401	7.3%
Amortization of intangible assets	13,776	11,793	1,983	16.8%
Depreciation and amortization of property, equipment and leasehold improvements	7,567	7,850	(283)	(3.6%)
Total operating expenses	$208,896	$208,706	$190	0.1%

Compensation and benefits costs are our most significant expense and typically represent approximately 65% of operating expenses or more than 70% of Adjusted EBITDA expenses. The incentive compensation component of operating expenses is aligned to a number of financial and operating metrics. In the scenario that operating revenue growth and profitability moderates as a result of the impact of the COVID-19 pandemic, the incentive compensation component is expected to decrease. A significant portion of the non-compensation component of operating expenses is fixed in nature. However, the discretionary non-compensation component could be reduced in the near-term in the scenario that operating revenue growth moderates as a result of COVID-19 pandemic. We had 3,459 and 3,179 employees as of March 31, 2020 and 2019, respectively, reflecting an 8.8% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of March 31, 2020, 63.3% of our employees were located in emerging market centers compared to 62.0% as of March 31, 2019.

Compensation and benefits costs decreased 3.5% to $137.3 million for the three months ended March 31, 2020 compared to $142.2 million for the three months ended March 31, 2019, primarily driven by the absence of $15.4 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized in 2019, partially offset by higher benefits costs, wages and salaries and incentive compensation.

Non-compensation expenses increased 7.3% to $50.3 million for the three months ended March 31, 2020 compared to $46.9 million for the three months ended March 31, 2019, primarily driven by higher professional fees, information technology costs, occupancy costs and bad debt expense, partially offset by lower travel and entertainment costs and transaction related costs.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and internal capitalized software projects recognized over their estimated useful lives. Amortization of intangible assets expense increased 16.8% to $13.8 million for the three months ended March 31, 2020 compared to $11.8 million for the three months ended March 31, 2019, primarily driven by higher amortization of internally developed capitalized software.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of furniture and fixtures, computer and related equipment and leasehold improvements over the estimated useful life of the assets. Depreciation and amortization of property, equipment and leasehold improvements of $7.6 million for the three months ended March 31, 2020 remained consistent compared to the three months ended March 31, 2019.

Other Expense (Income), Net

Other expense (income), net increased 31.0% to $45.0 million for the three months ended March 31, 2020 compared to $34.4 million for the three months ended March 31, 2019. The increase was primarily driven by the $10.0 million loss on debt extinguishment associated with the redemption of the remaining $300.0 million aggregate principal amount of the 2024 Senior Notes, which included approximately $7.9 million of call premium paid in accordance with the redemption prices set forth in the indenture in respect of the 2024 Senior Notes and the write-off of approximately $2.1 million of unamortized costs associated with the remaining 2024 Senior Notes. In addition, the increase reflects higher interest expense associated with higher outstanding debt during the three months ended March 31, 2020, partially offset by higher foreign currency exchange gains.

Given that we have elected a three-month reporting lag in recognizing our proportionate share of Burgiss’ earnings, we will start recognizing our proportionate share of Burgiss’ earnings, net of the amortization related to our investment in Burgiss in the three months ending June 30, 2020.

Income Taxes

The Company’s provision for income taxes was an expense of $14.7 million and a benefit of $49.9 million for the three months ended March 31, 2020 and 2019, respectively. These amounts reflect effective tax rates of 9.0% and negative 38.9% for the three months ended March 31, 2020 and 2019, respectively.

The effective tax rate of 9.0% for the three months ended March 31, 2020 reflects the Company’s estimate of the effective tax rate for the period which was impacted by certain favorable discrete items totaling $22.4 million. For the three months ended March 31, 2020, these discrete items primarily related to $18.9 million of excess tax benefits recognized on share-based compensation vested during the period and $2.6 million related to the tax impact of loss on debt extinguishment recognized during the period. Also included in the discrete items is a $0.8 million benefit related to the revaluation of the cost of deemed repatriation of foreign earnings.

The effective tax rate of negative 38.9% for the three months ended March 31, 2019 reflected the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $77.8 million. For the three months ended March 31, 2019, these discrete items primarily related to $66.6 million of excess tax benefits recognized upon vesting during the period of the 2016 Multi-Year PSUs and $9.8 million of excess tax benefits on other share-based compensation vested during the period.

Net Income

As a result of the factors described above, net income for the three months ended March 31, 2020 decreased 16.9% to $148.1 million compared to $178.2 million for the three months ended March 31, 2019.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic and diluted earnings per share remained consistent for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

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

Adjusted EBITDA and Adjusted EBITDA expenses are believed to be meaningful measures of the operating performance of the Company because they adjust for significant one-time, unusual or non-recurring items as well as eliminate the accounting effects of certain capital spending and acquisitions that do not directly affect what management considers to be the Company’s core operating performance in the period. All companies do not calculate adjusted EBITDA and adjusted EBITDA expenses in the same way. These measures can differ significantly from company to company depending on, among other things, long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Accordingly, the Company’s computation of the Adjusted EBITDA and Adjusted EBITDA expenses measures may not be comparable to similarly titled measures computed by other companies.

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Operating revenues	$416,780	$371,381	$45,399	12.2%
Adjusted EBITDA expenses	187,553	173,674	13,879	8.0%
Adjusted EBITDA	$229,227	$197,707	$31,520	15.9%
Adjusted EBITDA margin %	55.0%	53.2%
Operating margin %	49.9%	43.8%

Adjusted EBITDA increased 15.9% to $229.2 million for the three months ended March 31, 2020 compared to $197.7 million for the three months ended March 31, 2019. Adjusted EBITDA margin increased to 55.0% for the three months ended March 31, 2020 compared to 53.2% for the three months ended March 31, 2019.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Index Adjusted EBITDA	$183,587	$152,211
Analytics Adjusted EBITDA	36,317	36,398
All Other Adjusted EBITDA	9,323	9,098
Consolidated Adjusted EBITDA	229,227	197,707
2016 Multi-Year PSUs grant payroll tax expense	—	15,389
Amortization of intangible assets	13,776	11,793
Depreciation and amortization of property, equipment and leasehold improvements	7,567	7,850
Operating income	207,884	162,675
Other expense (income), net	45,035	34,383
Provision for income taxes	14,724	(49,900)
Net income	$148,125	$178,192

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Index Adjusted EBITDA expenses	$65,669	$62,562
Analytics Adjusted EBITDA expenses	89,191	85,037
All Other Adjusted EBITDA expenses	32,693	26,075
Consolidated Adjusted EBITDA expenses	187,553	173,674
2016 Multi-Year PSUs grant payroll tax expense	—	15,389
Amortization of intangible assets	13,776	11,793
Depreciation and amortization of property, equipment and leasehold improvements	7,567	7,850
Total operating expenses	$208,896	$208,706

The discussion of the segment results for the three months ended March 31, 2020 and 2019 is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$139,840	$127,674	$12,166	9.5%
Asset-based fees	100,196	81,808	18,388	22.5%
Non-recurring	9,220	5,291	3,929	74.3%
Operating revenues total	249,256	214,773	34,483	16.1%
Adjusted EBITDA expenses	65,669	62,562	3,107	5.0%
Adjusted EBITDA	$183,587	$152,211	$31,376	20.6%
Adjusted EBITDA margin %	73.7%	70.9%

Revenues related to Index products increased 16.1% to $249.3 million for the three months ended March 31, 2020 compared to $214.8 million for the three months ended March 31, 2019.

Recurring subscriptions were up 9.5% to $139.8 million for the three months ended March 31, 2020 compared to $127.7 million for the three months ended March 31, 2019. The increase was primarily driven by growth in custom and specialized index products, core products and factor and ESG index products. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

Revenues from asset-based fees increased 22.5% to $100.2 million for the three months ended March 31, 2020 compared to $81.8 million for the three months ended March 31, 2019. The increase in asset-based fees was driven by strong growth across all types of index-linked investment products, including an increase in revenues from exchange traded futures and options contracts linked to MSCI indexes, primarily driven by an increase in total trading volumes. The increase in revenues from asset-based fees was also driven by higher revenues from non-ETF passive products linked to MSCI indexes, primarily driven by an increase in average AUM. In addition, the increase in revenues from asset-based fees was driven by revenue growth from ETFs linked to MSCI indexes, driven by a 14.5% increase in average AUM for equity ETFs linked to MSCI indexes, partially offset by the impact of a change in product mix. Average AUM for equity ETFs linked to MSCI indexes for the three months ended March 31, 2020 was higher than AUM for equity ETFs linked to MSCI indexes as of the period ended March 31, 2020 as a result of depressed AUM levels in the second half of the quarter, primarily due to the negative impact of the COVID-19 pandemic on global equity markets. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

Non-recurring revenues were up 74.3% to $9.2 million for the three months ended March 31, 2020 compared to $5.3 million for the three months ended March 31, 2019, driven by derivatives and structured products.

Index segment Adjusted EBITDA expenses increased 5.0% to $65.7 million for the three months ended March 31, 2020 compared to $62.6 million for the three months ended March 31, 2019, reflecting higher expenses across the G&A and R&D expense activity categories, partially offset by lower expenses across the selling and marketing expense activity category. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 6.0% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$124,065	$120,110	$3,955	3.3%
Non-recurring	1,443	1,325	118	8.9%
Operating revenues total	125,508	121,435	4,073	3.4%
Adjusted EBITDA expenses	89,191	85,037	4,154	4.9%
Adjusted EBITDA	$36,317	$36,398	$(81)	(0.2%)
Adjusted EBITDA margin %	28.9%	30.0%

Analytics segment revenues increased 3.4% to $125.5 million for the three months ended March 31, 2020 compared to $121.4 million for the three months ended March 31, 2019. The increase was primarily driven by growth in Multi-Asset Class Analytics products. The impact of foreign currency exchange rate fluctuations on Analytics segment revenues was negligible.

Analytics segment Adjusted EBITDA expenses increased 4.9% to $89.2 million for the three months ended March 31, 2020 compared to $85.0 million for the three months ended March 31, 2019, primarily driven by higher expenses across the selling and marketing and G&A expense activity categories, partially offset by lower expenses across the cost of revenues expense activity category. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 6.1% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$40,520	$34,580	$5,940	17.2%
Non-recurring	1,496	593	903	152.3%
Operating revenues total	42,016	35,173	6,843	19.5%
Adjusted EBITDA expenses	32,693	26,075	6,618	25.4%
Adjusted EBITDA	$9,323	$9,098	$225	2.5%
Adjusted EBITDA margin %	22.2%	25.9%

All Other segment revenues increased 19.5% to $42.0 million for the three months ended March 31, 2020 compared to $35.2 million for the three months ended March 31, 2019. The increase in All Other revenues was driven by a $3.7 million, or 17.1%, increase in ESG revenues to $25.2 million and a $3.1 million, or 23.2%, increase in Real Estate revenues to $16.8 million. The increase in ESG revenues was driven primarily by growth in the Ratings and Climate products. The increase in Real Estate revenues was primarily driven by strong growth in Enterprise Analytics products and a one-time data license fee recognized during the three months ended March 31, 2020. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other operating revenues would have increased 21.3%, ESG revenues would have increased 18.2% and Real Estate revenues would have increased 26.2% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

All Other segment Adjusted EBITDA expenses increased 25.4% to $32.7 million for the three months ended March 31, 2020 compared to $26.1 million for the three months ended March 31, 2019, driven by higher expenses primarily from ESG operations, including expenses associated with Carbon Delta operations. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 26.7% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

The All Other segment includes MSCI’s equity method investment in Burgiss, the earnings of which are not included in Adjusted EBITDA, MSCI’s measure of segment profit. Income from the equity method investments will be recognized in “Other expense (income), net” in the Consolidated Statement of Income.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign currency exchange rates; and
•	the impact of acquisitions and divestitures.

The following table presents the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of		Year-Over-
	March 31,	March 31,	Year
	2020	2019	Comparison
	(in thousands)
Index:
Recurring subscriptions	$574,132	$515,667	11.3%
Asset-based fees	348,218	335,261	3.9%
Index total	922,350	850,928	8.4%

Analytics	528,378	496,183	6.5%

All Other	153,452	130,979	17.2%

Total Run Rate	$1,604,180	$1,478,090	8.5%

Recurring subscriptions total	$1,255,962	$1,142,829	9.9%
Asset-based fees	348,218	335,261	3.9%
Total Run Rate	$1,604,180	$1,478,090	8.5%

Total Run Rate grew 8.5% to $1,604.2 million at March 31, 2020 compared to $1,478.1 million at March 31, 2019. Recurring subscriptions Run Rate grew 9.9% to $1,256.0 million at March 31, 2020 compared to $1,142.8 million at March 31, 2019. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 10.2% at March 31, 2020 compared to the three months ended March 31, 2019.

Run Rate from asset-based fees increased 3.9% to $348.2 million at March 31, 2020 from $335.3 million at March 31, 2019, primarily driven by higher volume in futures and options as well as higher non-ETF passive funds also linked to MSCI indexes, partially offset by lower AUM in ETFs linked to MSCI indexes. As of March 31, 2020, the value of AUM in equity ETFs linked to MSCI indexes was $709.5 billion, down $92.7 billion, or 11.6%, from $802.2 billion as of March 31, 2019. The decrease of $92.7 billion consisted of market depreciation of $147.3 billion and net inflows of $54.6 billion. In addition to the decrease in AUM in equity ETFs linked to MSCI indexes, change in product mix as well as fee levels of certain products drove a decline in average basis point fees to 2.71 at March 31, 2020 from 2.88 at March 31, 2019.

Index recurring subscriptions Run Rate grew 11.3% to $574.1 million at March 31, 2020 compared to $515.7 million at March 31, 2019, driven by strong growth in core products, factor and ESG index products and custom and specialized index products, with strong growth across all our client segments.

Run Rate from Analytics products increased 6.5% to $528.4 million at March 31, 2020 compared to $496.2 million at March 31, 2019, primarily driven by strong growth in Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 6.6% at March 31, 2020.

Run Rate from All Other products increased 17.2% to $153.5 million at March 31, 2020 compared to $131.0 million at March 31, 2019. The $22.5 million increase was primarily driven by a $19.8 million, or 23.5%, increase in ESG Run Rate to $103.8 million, and a $2.7 million, or 5.8%, increase in Real Estate Run Rate to $49.7 million. The increase in ESG Run Rate was primarily driven by growth in Ratings products, Climate products and Screening products. The increase in Real Estate Run Rate was primarily driven by growth in Global Intel products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other Run Rate would have increased 19.2% and ESG Run Rate would have increased 24.6%, while Real Estate Run Rate would have increased 9.4% at March 31, 2020 compared to March 31, 2019.

Sales

Sales represents the annualized value of products and services clients commit to purchase from MSCI and will result in additional operating revenues. Non-recurring sales represent the actual value of the customer agreements entered into during the period and are not a component of Run Rate. New recurring subscription sales represent additional selling activities, such as new customer agreements, additions to existing agreements or increases in price that occurred during the period and are additions to Run Rate. Subscription cancellations reflect client activities during the period, such as discontinuing products and services and/or reductions in price, resulting in reductions to Run Rate. Net new recurring subscription sales represent the amount of new recurring subscription sales net of subscription cancellations during the period, which reflects the net impact to Run Rate during the period.

Total gross sales represent the sum of new recurring subscription sales and non-recurring sales. Total net sales represent the total gross sales net of the impact from subscription cancellations.

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended		Year-Over-
	March 31,	March 31,	Year
	2020	2019	Comparison
	(in thousands)
New recurring subscription sales
Index	$19,054	$17,329	10.0%
Analytics	11,218	12,751	(12.0%)
All Other	8,169	7,215	13.2%
New recurring subscription sales total	38,441	37,295	3.1%

Subscription cancellations
Index	(5,116)	(4,366)	17.2%
Analytics	(8,244)	(7,764)	6.2%
All Other	(2,053)	(1,275)	61.0%
Subscription cancellations total	(15,413)	(13,405)	15.0%

Net new recurring subscription sales
Index	13,938	12,963	7.5%
Analytics	2,974	4,987	(40.4%)
All Other	6,116	5,940	3.0%
Net new recurring subscription sales total	23,028	23,890	(3.6%)

Non-recurring sales
Index	10,283	5,081	102.4%
Analytics	3,265	2,577	26.7%
All Other	1,031	454	127.1%
Non-recurring sales total	14,579	8,112	79.7%

Gross sales
Index	$29,337	$22,410	30.9%
Analytics	14,483	15,328	(5.5%)
All Other	9,200	7,669	20.0%
Total gross sales	$53,020	$45,407	16.8%

Net sales
Index	$24,221	$18,044	34.2%
Analytics	6,239	7,564	(17.5%)
All Other	7,147	6,394	11.8%
Total net sales	$37,607	$32,002	17.5%

A significant portion of MSCI's operating revenues are derived from subscriptions or licenses of products and services, which are provided over contractually-agreed periods of time that are subject to renewal or cancellation at the end of current contract terms.  As of March 31, 2020, cancellations have not deviated significantly from historical levels as a result of the COVID-19 pandemic. However, new sales may moderate and cancellations may increase in the near term.

Retention Rate

The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Index	96.3%	96.5%
Analytics	93.7%	93.7%
All Other	94.6%	95.9%

Total	95.0%	95.2%

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

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K and also in Note 2, “Recent Accounting Standards Updates,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. There have been no significant changes in our accounting policies or critical accounting estimates since the end of the fiscal year ended December 31, 2019 other than those described in Note 2, “Recent Accounting Standards Updates” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

Liquidity and Capital Resources

We require capital to fund ongoing operations, internal growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, existing cash and cash equivalents and credit capacity under our existing credit facility. In addition, we believe we have access to additional funding in the public and private markets. We intend to use these sources of liquidity to, among other things, service our existing and future debt obligations, fund our working capital requirements for capital expenditures, investments, acquisitions and dividend payments, and repurchases of our common stock. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We believe our liquidity, along with other financing alternatives, will provide the necessary capital to fund these transactions and achieve our planned growth.

Senior Notes and Credit Agreement

We have an aggregate of $3,200.0 million in Senior Notes outstanding and a $400.0 million Revolving Credit Agreement with a syndicate of banks. See Note 7, “Commitments and Contingencies,” of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for additional information on our Senior Notes and Revolving Credit Agreement.

The Senior Notes and the Revolving Credit Agreement are fully and unconditionally, and jointly and severally, guaranteed by our direct or indirect wholly owned domestic subsidiaries that account for more than 5% of our and our subsidiaries’ consolidated assets, other than certain excluded subsidiaries (the “subsidiary guarantors”). Amounts due under the Revolving Credit Agreement are our and the subsidiary guarantors’ senior unsecured obligations and rank equally with the Senior Notes and any of our other unsecured, unsubordinated debt, senior to any of our subordinated debt and effectively subordinated to our secured debt to the extent of the assets securing such debt.

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of March 31, 2020, our Consolidated Leverage Ratio was 3.29:1.00 and our Consolidated Interest Coverage Ratio was 6.43:1.00. As of March 31, 2020, $5.0 million was drawn and outstanding under the Revolving Credit Agreement, which bears interest of LIBOR plus 1.50%, or a rate of 2.25%. The $5.0 million plus accrued interest was paid on April 20, 2020.

Our non-guarantor subsidiaries under the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $913.3 million, or 57.0%, of our total revenue for the trailing 12 months ended March 31, 2020, approximately $298.2 million, or 37.2%, of our consolidated operating income for the trailing 12 months ended March 31, 2020, and approximately $874.5 million, or 22.3%, of our consolidated total assets (excluding intercompany assets) and $583.6 million, or 13.7%, of our consolidated total liabilities, in each case as of March 31, 2020.

Share Repurchases

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Three Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
March 31, 2020	$248.65	1,310	$325,698
March 31, 2019	$147.97	690	$102,081

As of March 31, 2020, there was $1,130.4 million of available authorization remaining under the 2019 Repurchase Program.

Cash Dividend

On April 27, 2020, the Board of Directors declared a quarterly cash dividend of $0.68 per share for the three months ending March 31, 2020. This dividend is payable on May 29, 2020 to shareholders of record as of the close of trading on May 15, 2020.

Cash Flows

	As of
	March 31,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$1,066,856	$1,506,567

Cash and cash equivalents were $1,066.9 million and $1,506.6 million as of March 31, 2020 and December 31, 2019, respectively. We typically seek to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes but may maintain higher minimum cash balances while the COVID-19 pandemic continues to impact global economic markets. As of March 31, 2020 and December 31, 2019, $290.0 million and $321.2 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. As a result of Tax Reform, we can now more efficiently access a significant portion of our cash held outside of the U.S. in the short-term without being subject to U.S. income taxes. Repatriation of some foreign cash may still be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. The global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.

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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$112,770	$87,875
Net cash used in investing activities	(201,638)	(8,136)
Net cash used in financing activities	(340,081)	(341,635)
Effect of exchange rate changes	(10,762)	501
Net decrease in cash	$(439,711)	$(261,395)

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $112.8 million and $87.9 million for the three months ended March 31, 2020 and 2019, respectively. The year-over-year increase was primarily driven by higher cash collections from customers and the benefit of lower payments for income taxes, partially offset by higher payments for cash expenses and interest.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. Historically, the payment of cash for compensation and benefits is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash flows from operating activities for the year ending December 31, 2020 are expected to decrease from those for the year ended December 31, 2019, in part, from the impact of the COVID-19 pandemic.

Cash Flows From Investing Activities

Cash used in investing activities was $201.6 million for the three months ended March 31, 2020 compared to $8.1 million for the three months ended March 31, 2019. The year-over-year change was primarily driven by the $190.8 million investment in Burgiss.

We expect to continue to invest in the business despite the COVID-19 pandemic, with cash flows for capital expenditures for the year ending December 31, 2020 expected to increase from the year ended December 31, 2019.

Cash Flows From Financing Activities

Cash used in financing activities was $340.1 million for the three months ended March 31, 2020 compared to $341.6 million for the three months ended March 31, 2019. The year-over-year change primarily reflects proceeds from the $400.0 million 2030 Senior Notes offering in February 2020, partially offset by the payment to redeem the remaining $300.0 million aggregate principal amount of the 2024 Senior Notes and higher share repurchases.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the three months ended March 31, 2020 and 2019, 14.0% and 13.7%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 14.0% of non-U.S. dollar exposure for the three months ended March 31, 2020, 38.9% was in Euros, 26.6% was in Japanese yen and 23.3% was in British pounds sterling. Of the 13.7% of non-U.S. dollar exposure for the three months ended March 31, 2019, 40.0% was in Euros, 27.2% was in Japanese yen and 20.2% was in British pounds sterling.

Revenues from index-linked investment products represented 24.0% and 22.0% of operating revenues for the three months ended March 31, 2020 and 2019, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which approximately two-thirds are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 41.3% and 41.8% of our operating expenses for the three months ended March 31, 2020 and 2019, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Euros, Hong Kong dollars, Swiss francs, and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange gains of $1.9 million and losses of $3.0 million for the three months ended March 31, 2020 and 2019, respectively.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of March 31, 2020, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

The risk factors presented below supplement, update, supersede and/or replace, as appropriate, the risk factors found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Annual Report”).

The COVID-19 pandemic, or other widespread health crises, could have a material adverse effect on our business, financial condition or results of operations

The COVID-19 pandemic has caused significant economic disruption, including volatility in the global equity markets. Due to ongoing uncertainty related to the duration, magnitude and impact of the COVID-19 pandemic, its effects on our business are uncertain and difficult to predict, but may include:

•

significant failures, errors, delays, disruptions or instability affecting our key products or services, vendors, suppliers, distributors, information technology platforms, data centers, production and delivery systems, applications or processes, including those that negatively affect our ability to calculate, process or distribute our products or service our clients effectively;

•

adverse equity market conditions, volatility in the financial markets and unforeseen investment trends resulting in a reduction in our asset-based fees, increased cancellations and reduced demand for our products and services;

•	prolonged selling cycles and increased pressures to reduce our fees on account of heightened financial and budgetary pressures affecting our clients;
•	an inability to sustain revenue growth through obtaining new clients and achieving and maintaining a high level of renewal rates with respect to our existing clients;
•	delays in our ability to collect on our accounts receivables;
•	higher than expected operating costs resulting from efforts to mitigate the impact of the COVID-19 pandemic;
•	a deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures; and
•	increased strain on our workforce, management and other resources, including employee absenteeism and illness of key personnel.

These effects, alone or taken together, could have a material adverse effect on our business, financial condition or results of operations. If the COVID-19 pandemic is sustained or prolonged, these effects could be exacerbated. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2019 Annual Report. Many of these risk factors may be exacerbated by global widespread health crises such as the COVID-19 pandemic, including risks related to our dependence on third party data, client fee pressure, cancellations and reductions in services, technology instability and failure, lower growth and profitability rates, changes in investment practices and trends, and our ability to remain competitive.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended March 31, 2020.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2020-January 31, 2020	900	$268.85	—	$1,456,072,000
February 1, 2020-February 29, 2020	149,419	$307.04	—	$1,456,072,000
March 1, 2020-March 31, 2020	1,313,482	$248.79	1,309,878	$1,130,387,000
Total	1,463,801	$254.74	1,309,878	$1,130,387,000

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

EXHIBIT INDEX

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

4.1

Indenture, dated as of March 4, 2020, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on March 4, 2020 and incorporated by reference herein)

4.2

Form of Note for MSCI Inc. 3.625% Senior Notes due September 1, 2030 (filed as Exhibit 4.2 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on March 4, 2020 and incorporated by reference herein)

*†	10.1	Form of Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Program

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

Dated: April 29, 2020

MSCI INC. (Registrant)

By:	/s/ Linda S. Huber
Linda S. Huber Chief Financial Officer (Principal Financial Officer)