Form 10-Q
period 2020-06-30
MSCI Inc.
filed 2020-07-29
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 21, 2020, there were 83,637,180 shares of the registrant’s common stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED JUNE 30, 2020

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,384,977	$1,506,567
Accounts receivable, net of allowances	466,096	499,268
Prepaid income taxes	18,829	31,590
Prepaid and other assets	39,969	44,352
Total current assets	1,909,871	2,081,777
Property, equipment and leasehold improvements, net	83,264	90,708
Right of use assets	158,408	166,406
Goodwill	1,559,565	1,562,868
Intangible assets, net	246,868	261,487
Equity method investment	190,856	—
Deferred tax assets	20,664	20,911
Other non-current assets	17,922	20,282
Total assets	$4,187,418	$4,204,439

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,996	$6,498
Income taxes payable	30,899	14,210
Accrued compensation and related benefits	90,517	166,273
Other accrued liabilities	129,478	139,149
Deferred revenue	587,113	574,656
Total current liabilities	845,003	900,786
Long-term debt	3,364,789	3,071,926
Long-term operating lease liabilities	156,662	164,144
Deferred tax liabilities	54,582	66,639
Other non-current liabilities	77,314	77,658
Total liabilities	4,498,350	4,281,153

Commitments and Contingencies (see Note 7)

Shareholders' equity (deficit):
Preferred stock (par value $0.01, 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 132,809,979 and 132,419,412 common shares issued and 83,633,414 and 84,794,930 common shares outstanding at June 30, 2020 and December 31, 2019, respectively)	1,328	1,324
Treasury shares, at cost (49,176,565 and 47,624,482 common shares held at June 30, 2020 and December 31, 2019, respectively)	(3,968,544)	(3,565,784)
Additional paid in capital	1,380,772	1,351,031
Retained earnings	2,346,580	2,199,294
Accumulated other comprehensive loss	(71,068)	(62,579)
Total shareholders' equity (deficit)	(310,932)	(76,714)
Total liabilities and shareholders' equity (deficit)	$4,187,418	$4,204,439

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)
Operating revenues	$409,616	$385,558	$826,396	$756,939

Operating expenses:
Cost of revenues	70,456	71,975	145,065	154,321
Selling and marketing	51,617	51,657	107,166	107,705
Research and development	22,534	23,752	49,096	46,924
General and administrative	28,309	26,378	59,142	53,875
Amortization of intangible assets	14,062	12,013	27,838	23,806
Depreciation and amortization of property, equipment and leasehold improvements	7,463	7,405	15,030	15,255
Total operating expenses	194,441	193,180	403,337	401,886

Operating income	215,175	192,378	423,059	355,053

Interest income	(771)	(3,345)	(4,254)	(7,431)
Interest expense	41,227	35,915	81,458	71,830
Other expense (income)	35,552	63	43,839	2,617

Other expense (income), net	76,008	32,633	121,043	67,016

Income before provision for income taxes	139,167	159,745	302,016	288,037
Provision for income taxes	24,044	34,055	38,768	(15,845)
Net income	$115,123	$125,690	$263,248	$303,882

Earnings per basic common share	$1.38	$1.48	$3.12	$3.60

Earnings per diluted common share	$1.36	$1.47	$3.10	$3.55

Weighted average shares outstanding used in computing earnings per share
Basic	83,666	84,750	84,268	84,503
Diluted	84,349	85,393	84,948	85,522

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)
Net income	$115,123	$125,690	$263,248	$303,882
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,562	(853)	(10,801)	680
Income tax effect	(379)	308	2,089	(39)
Foreign currency translation adjustments, net	1,183	(545)	(8,712)	641

Pension and other post-retirement adjustments	(88)	(51)	218	(31)
Income tax effect	41	39	5	30
Pension and other post-retirement adjustments, net	(47)	(12)	223	(1)
Other comprehensive (loss) income, net of tax	1,136	(557)	(8,489)	640
Comprehensive income	$116,259	$125,133	$254,759	$304,522

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

					Accumulated
			Additional		Other
	Common	Treasury	Paid in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(unaudited)
Balance at December 31, 2019	$1,324	$(3,565,784)	$1,351,031	$2,199,294	$(62,579)	$(76,714)
Net income				148,125		148,125
Cumulative-effect adjustment				631		631
Dividends declared ($0.68 per common share)				(59,233)		(59,233)
Dividends paid in shares			78			78
Other comprehensive income (loss), net of tax					(9,625)	(9,625)
Common stock issued	4					4
Shares withheld for tax withholding		(47,195)				(47,195)
Compensation payable in common stock			15,333			15,333
Common stock repurchased and held in treasury		(325,699)				(325,699)
Common stock issued to Directors and (held in)/released from treasury		(36)				(36)

Balance at March 31, 2020	1,328	(3,938,714)	1,366,442	2,288,817	(72,204)	(354,331)
Net income				115,123		115,123
Dividends declared ($0.68 per common share)				(57,360)		(57,360)
Dividends paid in shares			36			36
Other comprehensive income (loss), net of tax					1,136	1,136
Common stock issued						—
Shares withheld for tax withholding and exercises		(603)				(603)
Compensation payable in common stock			14,294			14,294
Common stock repurchased and held in treasury		(31,071)				(31,071)
Common stock issued to Directors and (held in)/released from treasury		1,844				1,844
Exercise of stock options						—
Balance at June 30, 2020	$1,328	$(3,968,544)	$1,380,772	$2,346,580	$(71,068)	$(310,932)

Balance at December 31, 2018	$1,300	$(3,272,774)	$1,306,428	$1,856,951	$(58,399)	$(166,494)
Net income				178,192		178,192
Dividends declared ($0.58 per common share)				(55,339)		(55,339)
Dividends paid in shares			93			93
Other comprehensive income (loss), net of tax					1,197	1,197
Common stock issued	23					23
Shares withheld for tax withholding and exercises		(182,385)				(182,385)
Compensation payable in common stock and options			9,590			9,590
Common stock repurchased and held in treasury		(102,081)				(102,081)
Common stock issued to Directors and (held in)/released from treasury		(30)				(30)
Exercise of stock options			726			726

Balance at March 31, 2019	$1,323	$(3,557,270)	$1,316,837	$1,979,804	$(57,202)	$(316,508)
Net income				125,690		125,690
Dividends declared ($0.58 per common share)				(49,613)		(49,613)
Dividends paid in shares			30			30
Other comprehensive income (loss), net of tax					(557)	(557)
Common stock issued						—
Shares withheld for tax withholding and exercises		(742)				(742)
Compensation payable in common stock and options			10,566			10,566
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		(833)				(833)
Exercise of stock options			165			165
Balance at June 30, 2019	$1,323	$(3,558,845)	$1,327,598	$2,055,881	$(57,759)	$(231,802)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
	(unaudited)
Cash flows from operating activities
Net income	$263,248	$303,882
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	27,838	23,806
Stock-based compensation expense	29,265	19,968
Depreciation and amortization of property, equipment and leasehold improvements	15,030	15,255
Amortization of right of use assets	12,017	11,203
Amortization of debt origination fees	2,231	1,970
Loss on extinguishment of debt	44,930	—
Income from equity method investments	(87)	—
Deferred taxes	(9,844)	(5,309)
Other non-cash adjustments	669	(26)
Changes in assets and liabilities:
Accounts receivable	32,131	35,614
Prepaid income taxes	12,364	(62,555)
Prepaid and other assets	3,849	3,375
Accounts payable	(101)	(413)
Accrued compensation and related benefits	(69,324)	(47,588)
Income taxes payable	16,187	(5,555)
Other accrued liabilities	(8,631)	(1,496)
Deferred revenue	14,818	(9,420)
Long-term operating lease liabilities	(11,615)	(9,139)
Other	411	3,773
Net cash provided by operating activities	375,386	277,345

Cash flows from investing activities
Acquisition of equity method investment	(190,816)	—
Capitalized software development costs	(14,761)	(11,103)
Capital expenditures	(7,597)	(9,434)
Proceeds from the sale of capital equipment	—	10
Net cash used in investing activities	(213,174)	(20,527)

Cash flows from financing activities
Proceeds from borrowings	1,405,000	—
Repayment of borrowings	(1,142,382)	—
Proceeds from exercise of stock options	—	891
Repurchase of common stock held in treasury	(404,567)	(285,209)
Payment of debt issuance costs in connection with debt	(16,693)	—
Payment of dividends	(116,409)	(107,231)
Net cash used in financing activities	(275,051)	(391,549)

Effect of exchange rate changes	(8,751)	1,672

Net decrease in cash	(121,590)	(133,059)
Cash and cash equivalent, beginning of period	1,506,567	904,176

Cash and cash equivalent, end of period	$1,384,977	$771,117

Supplemental disclosure of cash flow information:
Cash paid for interest	$90,623	$69,859
Cash paid for income taxes	$19,560	$55,742

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements accrued, but not yet paid	$5,092	$3,638

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$1,129	$485

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI and its wholly owned subsidiaries and include all adjustments of a normal, recurring nature necessary to state fairly the financial condition as of June 30, 2020 and December 31, 2019, the results of operations, comprehensive income and shareholders’ equity (deficit) for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. The unaudited condensed consolidated statement of financial condition and related financial statement information as of December 31, 2019 have been derived from the 2019 audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2019.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Concentrations

For the six months ended June 30, 2020 and 2019, BlackRock, Inc. accounted for 10.9% and 11.6% of the Company’s consolidated operating revenues, respectively. For the six months ended June 30, 2020 and 2019, BlackRock, Inc. accounted for 17.9% and 19.4% of the Index segment operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within the Analytics and All Other segments for the six months ended June 30, 2020 and 2019.

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

Changes in the allowance for credit losses on doubtful accounts receivable from December 31, 2018 to June 30, 2020 were as follows:

Amount
(in thousands)
Balance as of December 31, 2018	$1,027
Addition (reduction) to credit loss expense	1,024
Write-offs, net of recoveries	(336)
Balance as of December 31, 2019	$1,715
Addition (reduction) to credit loss expense	661
Adjustments and write-offs, net of recoveries	(1,181)
Balance as of June 30, 2020	$1,195

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

The tables that follow present the disaggregated revenues for the periods indicated (in thousands):

	For the Three Months ended June 30, 2020
	Segments
	Index	Analytics	All Other	Total
Revenue Types
Recurring subscriptions	$145,404	$126,189	$38,291	$309,884
Asset-based fees	88,075	—	—	88,075
Non-recurring	9,429	1,374	854	11,657
Total	$242,908	$127,563	$39,145	$409,616

	For the Six Months ended June 30, 2020
	Segments
	Index	Analytics	All Other	Total
Revenue Types
Recurring subscriptions	$285,244	$250,254	$78,811	$614,309
Asset-based fees	188,271	—	—	188,271
Non-recurring	18,649	2,817	2,350	23,816
Total	$492,164	$253,071	$81,161	$826,396

	For the Three Months ended June 30, 2019
	Segments
	Index	Analytics	All Other	Total
Revenue Types
Recurring subscriptions	$132,145	$121,699	$35,305	$289,149
Asset-based fees	87,733	—	—	87,733
Non-recurring	5,672	1,982	1,022	8,676
Total	$225,550	$123,681	$36,327	$385,558

	For the Six Months ended June 30, 2019
	Segments
	Index	Analytics	All Other	Total
Revenue Types
Recurring subscriptions	$259,819	$241,809	$69,885	$571,513
Asset-based fees	169,541	—	—	169,541
Non-recurring	10,963	3,307	1,615	15,885
Total	$440,323	$245,116	$71,500	$756,939

The tables that follow present the change in accounts receivable and in deferred revenue between the dates indicated (in thousands):

	Accounts receivable	Deferred revenue
Opening (12/31/2019)	$499,268	$574,656
Closing (06/30/2020)	466,096	587,113
Increase/(decrease)	$(33,172)	$12,457

	Accounts receivable	Deferred revenue
Opening (12/31/2018)	$473,433	$537,977
Closing (06/30/2019)	438,313	528,919
Increase/(decrease)	$(35,120)	$(9,058)

The amounts of revenue recognized in the periods that were included in the opening current deferred revenue, which reflects contract liability amounts, were $385.6 million and $367.2 million for the six months ended June 30, 2020 and 2019, respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in the amortization of deferred revenue to operating revenues, partially offset by an increase in billings. MSCI had an insignificant long-term deferred revenue balance as of June 30, 2020, reflected as a part of “Other non-current liabilities” on its Unaudited Condensed Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
June 30,
2020
(in thousands)
First 12-month period	$364,198
Second 12-month period	159,119
Third 12-month period	58,956
Periods thereafter	10,426
Total	$592,699

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(in thousands, except per share data)
Net income	$115,123	$125,690	$263,248	$303,882

Basic weighted average common shares outstanding	83,666	84,750	84,268	84,503
Effect of dilutive securities:
Stock options and restricted stock units	683	643	680	1,019
Diluted weighted average common shares outstanding	84,349	85,393	84,948	85,522

Earnings per basic common share	$1.38	$1.48	$3.12	$3.60

Earnings per diluted common share	$1.36	$1.47	$3.10	$3.55

5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net consisted of the following as of the specified dates:

	As of
	June 30,	December 31,
	2020	2019
	(in thousands)
Computer & related equipment	$191,910	$185,794
Furniture & fixtures	13,621	12,478
Leasehold improvements	55,176	52,339
Work-in-process	4,192	8,667
Subtotal	264,899	259,278
Accumulated depreciation and amortization	(181,635)	(168,570)
Property, equipment and leasehold improvements, net	$83,264	$90,708

Depreciation and amortization expense of property, equipment and leasehold improvements was $7.5 million and $7.4 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $15.0 million and $15.3 million for the six months ended June 30, 2020 and 2019, respectively.

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	All Other	Total
Goodwill at December 31, 2019	$1,204,694	$290,976	$67,198	$1,562,868
Foreign exchange translation adjustment	(2,247)	—	(1,056)	(3,303)
Goodwill at June 30, 2020	$1,202,447	$290,976	$66,142	$1,559,565

Intangible Assets, Net

Amortization expense related to intangible assets for the three months ended June 30, 2020 and 2019 was $14.1 million and $12.0 million, respectively. The amortization expense of acquired intangible assets for the three months ended June 30, 2020 and 2019 was $8.6 million and $8.7 million, respectively. The amortization expense of internally developed capitalized software for the three months ended June 30, 2020 and 2019 was $5.5 million and $3.3 million, respectively.

Amortization expense related to intangible assets for the six months ended June 30, 2020 and 2019 was $27.8 million and $23.8 million, respectively. The amortization expense of acquired intangible assets for the six months ended June 30, 2020 and 2019 was $17.4 million and $17.4 million, respectively. The amortization expense of internally developed capitalized software for the six months ended June 30, 2020 and 2019 was $10.4 million and $6.4 million, respectively.

The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	As of
	June 30,	December 31,
	2020	2019
	(in thousands)
Gross intangible assets:
Customer relationships	$356,700	$356,700
Trademarks/trade names	207,300	207,300
Technology/software	276,502	263,719
Proprietary data	28,627	28,627
Subtotal	869,129	856,346
Foreign exchange translation adjustment	(10,331)	(7,615)
Total gross intangible assets	$858,798	$848,731
Accumulated amortization:
Customer relationships	$(242,561)	$(231,665)
Trademarks/trade names	(138,642)	(133,305)
Technology/software	(218,632)	(209,878)
Proprietary data	(14,833)	(13,963)
Subtotal	(614,668)	(588,811)
Foreign exchange translation adjustment	2,738	1,567
Total accumulated amortization	$(611,930)	$(587,244)
Net intangible assets:
Customer relationships	$114,139	$125,035
Trademarks/trade names	68,658	73,995
Technology/software	57,870	53,841
Proprietary data	13,794	14,664
Subtotal	254,461	267,535
Foreign exchange translation adjustment	(7,593)	(6,048)
Total net intangible assets	$246,868	$261,487

The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2020 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder of 2020	$28,930
2021	54,854
2022	47,570
2023	36,815
2024	33,623
Thereafter	45,076
Total	$246,868

7. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Senior Unsecured Notes. The Company had an aggregate of $3,400.0 million in senior unsecured notes (collectively, the “Senior Notes”) outstanding at June 30, 2020, consisting of five discrete private offerings presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
	Maturity Date	June 30, 2020	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(in thousands)
Long-term debt
5.25% senior unsecured notes due 2024	November 15, 2024	$-	$-	$297,835	$-	$309,225
5.75% senior unsecured notes due 2025	August 15, 2025	-	-	794,063	-	840,872
4.75% senior unsecured notes due 2026	August 1, 2026	500,000	495,922	495,587	519,395	525,800
5.375% senior unsecured notes due 2027	May 15, 2027	500,000	495,493	495,168	531,420	541,300
4.000% senior unsecured notes due 2029	November 15, 2029	1,000,000	989,819	989,273	1,021,580	1,018,820
3.625% senior unsecured notes due 2030	September 1, 2030	400,000	395,223	-	399,244	-
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	988,332	-	1,021,260	-
Total long-term debt		$3,400,000	$3,364,789	$3,071,926	$3,492,899	$3,236,017

Interest payments attributable to the Senior Notes are due as presented in the following table:

	First semi-annual interest payment date	Second semi- annual interest payment date
Senior Notes
4.75% senior unsecured notes due 2026	February 1	August 1
5.375% senior unsecured notes due 2027	May 15	November 15
4.000% senior unsecured notes due 2029	May 15	November 15
3.625% senior unsecured notes due 2030(1)	March 1	September 1
3.875% senior unsecured notes due 2031(2)	June 1	December 1

(1)	The first payment occurring on September 1, 2020.
(2)	The first payment occurring on December 1, 2020.

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

On March 4, 2020, the Company issued $400.0 million aggregate principal amount of 3.625% senior unsecured notes due 2030 (the “2030 Senior Notes”) in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended. The Company used a portion of the net proceeds from the 2030 Senior Notes to redeem the $300.0 million aggregate principal amount that remained outstanding on its 5.250% senior unsecured notes due 2024 (the “2024 Senior Notes”). The early redemption of the 2024 Senior Notes resulted in a $10.0 million loss on debt extinguishment recorded in other expense (income), which included a redemption price of approximately $7.9 million (as set forth in the indenture governing the terms of the 2024 Senior Notes) and the write-off of approximately $2.1 million of unamortized debt issuance costs associated with the 2024 Senior Notes.

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

On May 26, 2020, the Company issued $1,000.0 million aggregate principal amount of 3.875% senior unsecured notes due 2031 (the “2031 Senior Notes”) in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended. The Company used a portion of the net proceeds from the 2031 Senior Notes for the early redemption of all of the outstanding $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2025 (the "2025 Senior Notes"). The early redemption of the 2025 Senior Notes resulted in an approximately $35.0 million loss on extinguishment recorded in other expense (income). The loss on extinguishment included an applicable premium of approximately $29.5 million (as defined in the indenture governing the terms of the 2025 Senior Notes) and the write-off of approximately $5.5 million unamortized debt issuance costs associated with the 2025 Senior Notes.

The 2031 Senior Notes are scheduled to mature and be paid in full on February 15, 2031. At any time prior to June 1, 2025, the Company may redeem all or part of the 2031 Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, the Company may redeem all or part of the 2031 Senior Notes, together with accrued and unpaid interest, on or after June 1, 2025, at redemption prices set forth in the indenture governing the 2031 Senior Notes. At any time prior to June 1, 2023, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2031 Senior Notes, including any permitted additional notes, at a redemption price equal to 103.875% of the principal amount plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 50% of the aggregate principal amount of all notes (excluding any additional notes, if any) issued under the indenture governing the 2031 Senior Notes remain outstanding after each such redemption occurs.

Revolver. On November 20, 2014, the Company entered into a $200.0 million senior unsecured revolving credit agreement (as amended, the “Revolving Credit Agreement”) with a syndicate of banks. The Revolving Credit Agreement had an initial term of five years with an option to extend for two additional one-year terms. On August 4, 2016, the Company entered into Amendment No. 1 (the “First Amendment”) to the Revolving Credit Agreement. The First Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $220.0 million, (ii) increased the maximum consolidated leverage ratio and (iii) extended the initial term to August 2021 with an option to extend for an additional one-year term. On May 15, 2018, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Revolving Credit Agreement. The Second Amendment, among other things, (i)

increased aggregate commitments available to be borrowed to $250.0 million, (ii) extended the term to May 2023 with an option to extend for an additional one-year term and (iii) decreased the applicable rate and applicable fee rate for loans and commitments. On November 15, 2019, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Revolving Credit Agreement. The Third Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $400.0 million, (ii) extended the term to November 2024 with an option to extend for an additional one-year term, (iii) decreased the applicable rate and applicable fee rate for loans and commitments and (iv) amended certain restrictive covenants that limit, among other things, the Company’s financial flexibility. At June 30, 2020, the Revolving Credit Agreement was undrawn.

In connection with the closings of the Senior Notes offerings and entry into the Revolving Credit Agreement and the First, Second and Third Amendments, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At June 30, 2020, $37.2 million of the deferred financing fees remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $1.5 million of which is included in “Other non-current assets” and $35.2 million of which is grouped and presented as part of “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

8. LEASES

The Company recognized a total of $8.9 million and $7.3 million of operating lease expenses for the three months ended June 30, 2020 and 2019, respectively. The Company recognized a total of $17.8 million and $14.5 million of operating lease expenses for the six months ended June 30, 2020 and 2019, respectively. The amounts associated with variable lease costs, short-term lease costs and sublease income were not material for both the three and six months ended June 30, 2020 and 2019.

Future minimum commitments for the Company’s operating leases in place as of June 30, 2020, the interest and other relevant line items in the Unaudited Condensed Consolidated Statement of Financial Condition are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2020	$12,736
2021	28,129
2022	24,614
2023	23,577
2024	18,346
Thereafter	102,321
Total lease payments	$209,723
Less: Interest	(31,853)
Present value of lease liabilities	$177,870

Other accrued liabilities	$21,208
Long-term operating lease liabilities	$156,662

Lease term and discount rate for the Company’s operating leases in place as of June 30, 2020 are as follows:

As of
June 30,
Lease Term and Discount Rate	2020
Weighted-average remaining lease term (years)	9.34
Weighted-average discount rate	3.41%

Other information for the Company’s operating leases in place for the six months ended June 30, 2020 are as follows:

Six Months Ended
Other Information	June 30,
(in thousands)	2020
Operating cash flows used for operating leases	$15,355
Leased assets obtained in exchange for new operating lease liabilities	$7,491

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

On October 29, 2019, the Board of Directors authorized an additional stock repurchase program for the purchase of up to $750.0 million worth of shares of MSCI’s common stock in addition to the $706.1 million of authorization remaining under the 2018 Repurchase Program (the “2019 Repurchase Program”) for a total of $1,456.1 million of stock repurchase authorization. Share repurchases made pursuant to the 2019 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of June 30, 2020, there was $1,099.3 million of available authorization remaining under the 2019 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Six Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
June 30, 2020	$250.65	1,423	$356,770
June 30, 2019	$147.97	690	$102,081

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share amounts)	Per Share	Declared	Distributed	(Released)/Deferred
2020
Three Months Ended March 31,	$0.68	$59,233	$59,455	$(222)
Three Months Ended June 30,	0.68	57,360	57,068	292

Total	$1.36	$116,593	$116,523	$70

2019
Three Months Ended March 31,	$0.58	$55,339	$57,988	$(2,649)
Three Months Ended June 30,	0.58	49,613	49,365	248

Total	$1.16	$104,952	$107,353	$(2,401)

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased during the six months ended June 30, 2020:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2019	132,419,412	(47,624,482)	84,794,930
Dividend payable/paid	259	(120)	139
Common stock issued	377,843	—	377,843
Shares withheld for tax withholding	—	(153,923)	(153,923)
Shares repurchased under stock repurchase programs	—	(1,309,878)	(1,309,878)
Shares issued to directors	21	—	21
Balance at March 31, 2020	132,797,535	(49,088,403)	83,709,132
Dividend payable/paid	114	(114)	—
Common stock issued	10,101	—	10,101
Shares withheld for tax withholding	—	(1,838)	(1,838)
Shares repurchased under stock repurchase programs	—	(113,494)	(113,494)
Shares issued to directors	2,229	27,284	29,513
Balance at June 30, 2020	132,809,979	(49,176,565)	83,633,414

10. INCOME TAXES

The Company’s provision for income taxes was an expense of $38.8 million and a benefit of $15.8 million for the six months ended June 30, 2020 and 2019, respectively. These amounts reflect effective tax rates of 12.8% and negative 5.5% for the six months ended June 30, 2020 and 2019, respectively.

The effective tax rate of 12.8% for the six months ended June 30, 2020 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $34.1 million. For the six months ended June 30, 2020, these discrete items primarily related to $21.5 million of excess tax benefits recognized on the conversion of equity awards during the period and $11.5 million related to the tax impact of loss on debt extinguishment recognized during the period on the redemption of the 2024 Senior Notes and 2025 Senior Notes. Also included in the discrete items is a $0.8 million benefit related to the revaluation of the cost of deemed repatriation of foreign earnings. In addition, the effective tax rate was impacted by a beneficial geographic mix of earnings.

The effective tax rate of negative 5.5% for the six months ended June 30, 2019 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $78.6 million. For the six months ended June 30, 2019, these discrete items primarily related to $66.6 million of excess tax benefits recognized on the conversion during the period of certain multi-year restricted stock units that were subject to the achievement of multi-year total shareholder return targets (performance targets subject to market conditions) granted in 2016 (“2016 multi-year PSUs”) and $11.0 million of excess tax benefits related to the conversion of other equity awards recognized during the period. In addition, the effective tax rate was impacted by a beneficial geographic mix of earnings.

During the six months ended June 30, 2020, a number of countries enacted economic stimulus laws including the CARES Act in the U.S. The Company has evaluated the laws that were passed during the six months ended June 30, 2020 and does not believe the laws have a material impact on the Company’s effective tax rate or cash flows. A number of the laws, however, have enabled the Company to defer certain eligible tax payments that would have fallen due into later quarters.

The Company is under examination by the IRS and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as the United Kingdom, Switzerland and India, and states in which the Company has significant operations, such as New York. The tax years currently under examination vary by jurisdiction but include years ranging from 2007 through 2019.

The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. As part of the Company’s periodic review of unrecognized tax benefits and based on new information regarding the status of federal and state examinations, the Company’s unrecognized tax benefits were remeasured. Based on the current status of income tax audits, the total amount of unrecognized benefits may decrease by approximately $9.6 million in the next twelve months as a result of the resolution of tax examinations.

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

The Analytics operating segment offers risk management, performance attribution and portfolio management content, applications and services that provide clients with an integrated view of risk and return and an analysis of market, credit, liquidity and counterparty risk across all major asset classes, spanning short-, medium- and long-term time horizons. Clients access Analytics content through MSCI’s own proprietary applications and application programming interfaces, third-party applications or directly through their own platforms. Additionally, the Analytics operating segment also provides various managed services to help clients operate more efficiently, including consolidation of client portfolio data from various sources, review and reconciliation of input data and results, and customized reporting.

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

The operating segments of ESG, Real Estate and Burgiss do not individually meet the segment reporting thresholds and have been combined and presented as part of All Other for disclosure purposes. Burgiss is an equity-method investment, therefore, the All Other segment does not include the Company’s proportionate share of operating revenues and Adjusted EBITDA related to Burgiss. The Company’s proportionate share of Burgiss’s equity earnings is not a component of Adjusted EBITDA as it is reported as a component of other (expense) income, net.

The following table presents operating revenue by reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Operating revenues
Index	$242,908	$225,550	$492,164	$440,323
Analytics	127,563	123,681	253,071	245,116
All Other	39,145	36,327	81,161	71,500
Total	$409,616	$385,558	$826,396	$756,939

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Index Adjusted EBITDA	$183,256	$163,915	$366,843	$316,126
Analytics Adjusted EBITDA	46,167	39,071	82,484	75,469
All Other Adjusted EBITDA	7,277	8,810	16,600	17,908
Total operating segment profitability	236,700	211,796	465,927	409,503
2016 Multi-Year PSUs grant payroll tax expense	—	—	—	15,389
Amortization of intangible assets	14,062	12,013	27,838	23,806
Depreciation and amortization of property, equipment and leasehold improvements	7,463	7,405	15,030	15,255
Operating income	215,175	192,378	423,059	355,053
Other expense (income), net	76,008	32,633	121,043	67,016
Provision for income taxes	24,044	34,055	38,768	(15,845)
Net income	$115,123	$125,690	$263,248	$303,882

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Operating revenues
Americas:
United States	$175,819	$173,228	$356,865	$339,414
Other	16,891	16,808	34,647	32,791
Total Americas	192,710	190,036	391,512	372,205

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	62,826	58,921	127,887	114,128
Other	90,209	81,088	178,138	157,723
Total EMEA	153,035	140,009	306,025	271,851

Asia & Australia:
Japan	19,725	16,719	39,117	34,667
Other	44,146	38,794	89,742	78,216
Total Asia & Australia	63,871	55,513	128,859	112,883

Total	$409,616	$385,558	$826,396	$756,939

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	June 30,	December 31,
	2020	2019
	(in thousands)
Long-lived assets
Americas:
United States	$1,763,824	$1,781,667
Other	5,081	6,398
Total Americas	1,768,905	1,788,065

EMEA:
United Kingdom	75,112	81,338
Other	36,219	36,433
Total EMEA	111,331	117,771

Asia & Australia:
Japan	337	398
Other	9,124	8,829
Total Asia & Australia	9,461	9,227

Total	$1,889,697	$1,915,063

12. EQUITY METHOD INVESTMENT

In January 2020, MSCI entered into a strategic relationship with Burgiss, a global provider of investment decision support tools for private capital. The Company acquired a 40% non-controlling interest for $190.8 million, including capitalized costs, which is accounted for as an equity method investment with the Company’s share of Burgiss’ earnings being recognized in “Other expense (income), net” in the Condensed Consolidated Statements of Income. The Company is applying a policy election to recognize its share of Burgiss’ earnings on a three-month lag. Accordingly, the Company has recognized in its results of operations for the first time an immaterial amount in earnings related to its investment in Burgiss in both the three months and six months ended June 30, 2020. MSCI has also elected to apply the nature of the distribution approach to determine the classification of the distributions it receives from its equity method investees.

The Company’s investment substantially exceeds the Company’s share of the underlying equity of Burgiss. A portion of this excess, representing the excess of the fair value of Burgiss’ intangible assets over their book value, is amortized into “Other expense (income), net” over the useful lives of the respective intangible assets.

13. SUBSEQUENT EVENTS

On July 27, 2020, the Board of Directors declared a quarterly cash dividend of $0.78 per share for the three months ending September 30, 2020 (“third quarter 2020”). The third quarter 2020 dividend is payable on August 31, 2020 to shareholders of record as of the close of trading on August 14, 2020.

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

As of June 30, 2020, we served over 7,800 clients in more than 90 countries. To calculate the number of clients, we use the shipping address of the ultimate customer utilizing the product, which counts affiliates, user locations or business units within a single organization as separate clients. If we aggregate all related clients under their respective parent entity, the number of clients would be over 4,300, as of June 30, 2020. As of June 30, 2020, we had offices in more than 35 cities across more than 22 countries to help serve our diverse client base, with 47.4% of our revenues coming from clients in the Americas, 37.0% in EMEA and 15.6% in Asia and Australia.

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

The discussion of our results of operations for the three and six months ended June 30, 2020 and 2019 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

The following table presents the results of operations for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019		2020	2019	% Change
	(in thousands, except per share data)
Operating revenues	$409,616	$385,558	6.2%	$826,396	$756,939	9.2%
Operating expenses:
Cost of revenues	70,456	71,975	(2.1%)	145,065	154,321	(6.0%)
Selling and marketing	51,617	51,657	(0.1%)	107,166	107,705	(0.5%)
Research and development	22,534	23,752	(5.1%)	49,096	46,924	4.6%
General and administrative	28,309	26,378	7.3%	59,142	53,875	9.8%
Amortization of intangible assets	14,062	12,013	17.1%	27,838	23,806	16.9%
Depreciation and amortization of property, equipment and leasehold improvements	7,463	7,405	0.8%	15,030	15,255	(1.5%)
Total operating expenses	194,441	193,180	0.7%	403,337	401,886	0.4%
Operating income	215,175	192,378	11.9%	423,059	355,053	19.2%
Other expense (income), net	76,008	32,633	132.9%	121,043	67,016	80.6%
Income before provision for income taxes	139,167	159,745	(12.9%)	302,016	288,037	4.9%
Provision for income taxes	24,044	34,055	(29.4%)	38,768	(15,845)	344.7%
Net income	$115,123	$125,690	(8.4%)	$263,248	$303,882	(13.4%)

Earnings per basic common share	$1.38	$1.48	(6.8%)	$3.12	$3.60	(13.3%)

Earnings per diluted common share	$1.36	$1.47	(7.5%)	$3.10	$3.55	(12.7%)

Operating margin	52.5%	49.9%		51.2%	46.9%

Operating Revenues

Our revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group revenues by major product or reportable segment as follows: Index, Analytics and All Other, which includes the ESG and Real Estate product lines.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)
Recurring subscriptions	$309,884	$289,149	7.2%	$614,309	$571,513	7.5%
Asset-based fees	88,075	87,733	0.4%	188,271	169,541	11.0%
Non-recurring	11,657	8,676	34.4%	23,816	15,885	49.9%

Total operating revenues	$409,616	$385,558	6.2%	$826,396	$756,939	9.2%

Total operating revenues for the three months ended June 30, 2020 increased 6.2% to $409.6 million compared to $385.6 million for the three months ended June 30, 2019. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 6.4% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

For the six months ended June 30, 2020, the increase was 9.2%, growing to $826.4 million compared to $756.9 million for the six months ended June 30, 2019. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 9.3% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

As a result of the impact of the COVID-19 pandemic, growth in operating revenues from recurring subscriptions may moderate in the near term. In addition, the volatility in the global equity markets may adversely impact AUM levels which in turn may impact future operating revenues from asset-based fees.

Operating revenues from recurring subscriptions for the three months ended June 30, 2020 increased 7.2% to $309.9 million compared to $289.1 million for the three months ended June 30, 2019, primarily driven by growth in Index products, which increased $13.3 million, or 10.0%, growth in ESG products, which increased $4.8 million, or 22.7%, and growth in Analytics products, which increased $4.5 million, or 3.7%. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 7.4% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

For the six months ended June 30, 2020, the increase was 7.5%, growing to $614.3 million compared to $571.5 million for the six months ended June 30, 2019, primarily driven by growth in Index products, which increased $25.4 million, or 9.8%, growth in Analytics products, which increased $8.4 million, or 3.5%, and growth in ESG products, which increased $8.3 million, or 19.6%. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 7.7% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Operating revenues from asset-based fees for the three months ended June 30, 2020 increased 0.4% to $88.1 million compared to $87.7 million for the three months ended June 30, 2019. The increase in asset-based fees was driven by a strong increase in revenues from exchange traded futures and options contracts linked to MSCI indexes and an increase in revenues from non-ETF indexed funds linked to MSCI indexes, offset by a decline in revenues from ETFs linked to MSCI indexes. The increase in revenues from exchange traded futures and options contracts linked to MSCI indexes was primarily driven by price increases. Revenue growth from non-ETF indexed funds linked to MSCI indexes was primarily driven by an increase in average AUM. The decline in revenues from ETFs linked to MSCI indexes was driven by a 4.3% decrease in average AUM and by the impact of a change in product mix. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

For the six months ended June 30, 2020, revenues from asset-based fees increased 11.0% to $188.3 million compared to $169.5 million for the six months ended June 30, 2019. The increase in asset-based fees was primarily driven by a strong increase in revenues from exchange traded futures and options contracts linked to MSCI indexes, primarily driven by price and volume increases. The increase was also driven by higher revenues from non-ETF indexed funds linked to MSCI indexes, primarily driven by an increase in average AUM. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

The following table presents the value of AUM in equity ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2019				2020
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
AUM in equity ETFs linked to MSCI indexes(1), (2), (3)	$802.2	$819.3	$815.0	$934.4	$709.5	$825.4

Sequential Change in Value
Market Appreciation/(Depreciation)	$78.3	$14.9	$(9.2)	$63.5	$(216.5)	$117.4
Cash Inflows	28.3	2.2	4.9	55.9	(8.4)	(1.5)
Total Change	$106.6	$17.1	$(4.3)	$119.4	$(224.9)	$115.9

The following table presents the average value of AUM in equity ETFs linked to MSCI indexes for the periods indicated:

	2019				2020
(in billions)	March	June	September	December	March	June
AUM in equity ETFs linked to MSCI indexes(1), (2), (3)
Quarterly average	$766.0	$811.4	$810.9	$869.1	$877.1	$776.9
Year-to-date average	$766.0	$788.7	$796.1	$814.4	$877.1	$827.0

(1)

The historical values of the AUM in equity ETFs linked to our indexes as of the last day of the month and the monthly average balance can be found under the link “AUM in Equity ETFs Linked to MSCI Indexes” on our Investor Relations homepage at http://ir.msci.com. This information is updated mid-month each month. Information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or any other report filed with the SEC. The AUM in equity ETFs also includes AUM in Exchange Traded Notes, the value of which is less than 1.0% of the AUM amounts presented.

(2)

The values for periods prior to April 26, 2019 were based on data from Bloomberg and MSCI, while the values for periods on or after April 26, 2019 were based on data from Refinitiv and MSCI. De minimis amounts of data are reported on a delayed basis.

(3)	The value of AUM in equity ETFs linked to MSCI indexes is calculated by multiplying the equity ETF net asset value by the number of shares outstanding.

The average value of AUM in equity ETFs linked to MSCI equity indexes for the three months ended June 30, 2020 was $776.9 billion, down $34.5 billion, or 4.3%, from $811.4 billion for the three months ended June 30, 2019. For the six months ended June 30, 2020, it was $827.0 billion, up $38.3 billion, or 4.9%, from $788.7 billion for the six months ended June 30, 2019.

Non-recurring revenues for the three months ended June 30, 2020 increased 34.4% to $11.7 million compared to $8.7 million for the three months ended June 30, 2019, primarily driven by growth in Index products, which increased $3.8 million, or 66.2%.

For the six months ended June 30, 2020, the increase was 49.9%, growing to $23.8 million compared to $15.9 million for the six months ended June 30, 2019, primarily driven by growth in Index products, which increased $7.7 million, or 70.1%.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$145,404	$132,145	10.0%	$285,244	$259,819	9.8%
Asset-based fees	88,075	87,733	0.4%	188,271	169,541	11.0%
Non-recurring	9,429	5,672	66.2%	18,649	10,963	70.1%
Index total	242,908	225,550	7.7%	492,164	440,323	11.8%

Analytics
Recurring subscriptions	126,189	121,699	3.7%	250,254	241,809	3.5%
Non-recurring	1,374	1,982	(30.7%)	2,817	3,307	(14.8%)
Analytics total	127,563	123,681	3.1%	253,071	245,116	3.2%

All Other
Recurring subscriptions	38,291	35,305	8.5%	78,811	69,885	12.8%
Non-recurring	854	1,022	(16.4%)	2,350	1,615	45.5%
All Other total	39,145	36,327	7.8%	81,161	71,500	13.5%
Total operating revenues	$409,616	$385,558	6.2%	$826,396	$756,939	9.2%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)
Operating expenses:
Cost of revenues	$70,456	$71,975	(2.1%)	$145,065	$154,321	(6.0%)
Selling and marketing	51,617	51,657	(0.1%)	107,166	107,705	(0.5%)
Research and development	22,534	23,752	(5.1%)	49,096	46,924	4.6%
General and administrative	28,309	26,378	7.3%	59,142	53,875	9.8%
Amortization of intangible assets	14,062	12,013	17.1%	27,838	23,806	16.9%
Depreciation and amortization of property, equipment and leasehold improvements	7,463	7,405	0.8%	15,030	15,255	(1.5%)
Total operating expenses	$194,441	$193,180	0.7%	$403,337	$401,886	0.4%

Total operating expenses for the three months ended June 30, 2020 increased 0.7% to $194.4 million compared to $193.2 million for the three months ended June 30, 2019. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 2.7% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

For the six months ended June 30, 2020, the increase was 0.4%, growing to $403.3 million compared to $401.9 million for the six months ended June 30, 2019. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 1.9% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

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

Cost of revenues for the three months ended June 30, 2020 decreased 2.1% to $70.5 million compared to $72.0 million for the three months ended June 30, 2019, reflecting decreases across the Analytics and Index reportable segments, partially offset by an increase in the All Other reportable segment. The change was driven by decreases in compensation and benefits costs, primarily relating to lower incentive compensation and benefits costs, and decreases in non-compensation costs, including travel and entertainment costs.

For the six months ended June 30, 2020, the decrease was 6.0% to $145.1 million compared to $154.3 million for the six months ended June 30, 2019, reflecting decreases across the Analytics and Index reportable segments, partially offset by an increase in the All Other reportable segment. The change was driven by the absence of $7.0 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized in 2019, and decreases in other compensation and benefits costs, primarily relating to lower incentive compensation.

Selling and Marketing

Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations.

Selling and marketing expenses for the three months ended June 30, 2020 decreased 0.1% to $51.6 million compared to $51.7 million for the three months ended June 30, 2019, driven by lower costs in the Index reportable segment partially offset by higher costs in the All Other and Analytics reportable segments. The change was driven by decreases in non-compensation costs, including travel and entertainment costs and marketing costs, partially offset by increases in compensation and benefits costs, primarily relating to higher wages and salaries and incentive compensation.

For the six months ended June 30, 2020, the decrease was 0.5%, declining to $107.2 million compared to $107.7 million for the six months ended June 30, 2019, driven by lower costs in the Index reportable segment, partially offset by higher costs in the Analytics and All Other reportable segments. The change was driven by the absence of $4.5 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized in 2019. Additionally, there were increases in compensation and benefits costs, primarily relating to higher wages and salaries and benefits costs, partially offset by lower non-compensation costs, including travel and entertainment costs and marketing costs.

Research and Development

R&D expenses consist of the costs to develop new or enhance existing products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support associated with these efforts.

R&D expenses for the three months ended June 30, 2020 decreased 5.1% to $22.5 million compared to $23.8 million for the three months ended June 30, 2019, reflecting lower investments in the Analytics reportable segment, partially offset by higher investment in the All Other and Index reportable segments. The change was driven by decreases in non-compensation costs, including travel and entertainment and recruiting costs, as well as decreases in compensation and benefits costs, primarily relating to lower incentive compensation and benefits costs.

For the six months ended June 30, 2020, the increase was 4.6%, growing to $49.1 million compared to $46.9 million for the six months ended June 30, 2019, reflecting higher investments in the All Other and Index reportable segments, partially offset by lower investment in the Analytics reportable segment. The change was driven by increases in compensation and benefits costs, including benefits, severance, wages and salaries and incentive compensation costs.

General and Administrative

G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service.

G&A expenses for the three months ended June 30, 2020 increased 7.3% to $28.3 million compared to $26.4 million for the three months ended June 30, 2019, reflecting increases across all three reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation and wages and salaries, partially offset by lower severance costs.

For the six months ended June 30, 2020, the increase was 9.8%, growing to $59.1 million compared to $53.9 million for the six months ended June 30, 2019, reflecting increases across all three reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation, wages and salaries and benefits costs, partially offset by the absence of $3.5 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized in 2019.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)
Compensation and benefits	$128,803	$124,314	3.6%	$266,065	$266,487	(0.2%)
Non-compensation expenses	44,113	49,448	(10.8%)	94,404	96,338	(2.0%)
Amortization of intangible assets	14,062	12,013	17.1%	27,838	23,806	16.9%
Depreciation and amortization of property, equipment and leasehold improvements	7,463	7,405	0.8%	15,030	15,255	(1.5%)
Total operating expenses	$194,441	$193,180	0.7%	$403,337	$401,886	0.4%

Compensation and Benefits

Compensation and benefits costs are our most significant expense and typically represent approximately 65% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 3,513 and 3,266 employees as of June 30, 2020 and 2019, respectively, reflecting a 7.6% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of June 30, 2020, 63.7% of our employees were located in emerging market centers compared to 62.8% as of June 30, 2019.

Compensation and benefits costs for the three months ended June 30, 2020 increased 3.6% to $128.8 million compared to $124.3 million for the three months ended June 30, 2019, primarily driven by higher incentive compensation and wages and salaries, partially offset by lower severance costs.

For the six months ended June 30, 2020, the decrease was 0.2%, declining to $266.1 million compared to $266.5 million for the six months ended June 30, 2019, primarily driven by the absence of $15.4 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized in 2019, partially offset by higher wages and salaries, incentive compensation and benefits costs.

A significant portion of the incentive compensation component of operating expenses is based on the achievement of a number of financial and operating metrics. In a scenario where operating revenue growth and profitability moderate as a result of the impact of the COVID-19 pandemic, incentive compensation is expected to decrease accordingly.

Non-Compensation Expenses

Non-compensation expenses for the three months ended June 30, 2020 decreased 10.8% to $44.1 million compared to $49.4 million for the three months ended June 30, 2019, primarily driven by lower travel and entertainment costs, marketing costs and recruiting costs, partially offset by higher information technology costs.

For the six months ended June 30, 2020, the decrease was 2.0%, declining to $94.4 million compared to $96.3 million for the six months ended June 30, 2019, primarily driven by lower travel and entertainment costs, marketing costs and recruiting costs, partially offset by higher information technology costs, professional fees and occupancy costs.

Fixed costs constitute a significant portion of the non-compensation component of operating expenses. The discretionary non-compensation component of operating expenses could, however, be reduced in the near-term in a scenario where operating revenue growth moderates as a result of the COVID-19 pandemic.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and internal capitalized software projects recognized over their estimated useful lives. Amortization of intangible assets expense for the three months ended June 30, 2020 increased 17.1% to $14.1 million compared to $12.0 million for the three months ended June 30, 2019, primarily driven by higher amortization of internally developed capitalized software.

For the six months ended June 30, 2020, it increased 16.9% to $27.8 million compared to $23.8 million for the six months ended June 30, 2019, primarily driven by higher amortization of internally developed capitalized software.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of furniture and fixtures, computer and related equipment and leasehold improvements over the estimated useful life of the assets. Depreciation and amortization of property, equipment and leasehold improvements for the three months ended June 30, 2020 of $7.5 million remained consistent compared to the three months ended June 30, 2019.

For the six months ended June 30, 2020, it decreased 1.5% to $15.0 million compared to $15.3 million for the six months ended June 30, 2019. The decrease was primarily the result of lower depreciation on leasehold improvements, partially offset by higher depreciation on computer and related equipment.

Other Expense (Income), Net

Other expense (income), net for the three months ended June 30, 2020 increased 132.9% to $76.0 million compared to $32.6 million for the three months ended June 30, 2019. The increase in net expenses was primarily driven by the $35.0 million loss on debt extinguishment recognized on the redemption of all of the outstanding $800.0 million aggregate principal amount of the 2025 Senior Notes (“2025 Senior Notes Redemption”). The loss on debt extinguishment associated with the 2025 Senior Notes included an applicable premium of approximately $29.5 million (as defined in the indenture governing the terms of the 2025 Senior Notes) and the write-off of approximately $5.5 million of unamortized debt issuance costs. In addition, the increase reflects higher interest expense associated with the higher outstanding debt during the three months ended June 30, 2020 and lower interest income due to lower rates earned on cash balances.

For the six months ended June 30, 2020, it increased 80.6% to $121.0 million compared to $67.0 million for the six months ended June 30, 2019. The increase in net expenses was primarily driven by the $35.0 million and $10.0 million loss on debt extinguishment associated with the 2025 Senior Notes Redemption and the redemption of all of the remaining $300.0 million of the 5.250% Senior Notes due 2024 (“2024 Senior Notes Redemption”), respectively.  The loss on debt extinguishment associated with the 2024 Senior Notes Redemption includes a redemption price of approximately $7.9 million (as set forth in the indenture governing the terms of the 2024 Senior Notes) and the write-off of approximately $2.1 million of unamortized debt issuance costs. In addition, the increase reflects higher interest expense associated with the higher outstanding debt during the six months ended June 30, 2020 and lower interest income due to lower rates earned on cash balances, partially offset by higher foreign currency exchange gains.

Income Taxes

The Company’s provision for income taxes for the three months ended June 30, 2020 and 2019 was $24.0 million and $34.1 million, respectively. These amounts reflect effective tax rates of 17.3% and 21.3% for the three months ended June 30, 2020 and 2019, respectively.

For the three months ended June 30, 2020, the effective tax rate of 17.3% reflects the Company’s estimate of the effective tax rate for the period which was impacted by certain favorable discrete items totaling $11.7 million. These discrete items primarily related to the $9.0 million tax impact of loss on debt extinguishment recognized during the period on the 2025 Senior Notes Redemption and $2.3 million related to the conversion of equity awards during the period. In addition, the effective tax rate was impacted by a beneficial geographic mix of earnings.

For the three months ended June 30, 2019, the effective tax rate of 21.3% reflected the Company’s estimate of the effective tax rate for the period which was impacted by a beneficial geographic mix of earnings and lower anticipated taxes on repatriation of foreign earnings. In addition, the effective tax rate was impacted by certain discrete items totaling $0.8 million. These discrete items included $1.2 million of excess tax benefits related to the conversion of equity awards.

The Company’s provision for income taxes for the six months ended June 30, 2020 and 2019 was an expense of $38.8 million and a benefit of $15.8 million, respectively. These amounts reflect effective tax rates of 12.8% and negative 5.5% for the six months ended June 30, 2020 and 2019, respectively.

For the six months ended June 30, 2020, the effective tax rate of 12.8% reflects the Company’s estimate of the effective tax rate for the period which was impacted by certain discrete items totaling $34.1 million. These discrete items primarily related to $21.5 million of excess tax benefits recognized on the conversion of equity awards during the period and $11.5 million related to the tax impact of loss on debt extinguishment recognized during the period on the 2024 Senior Notes Redemption and 2025 Senior Notes Redemption. Also included in the discrete items is a $0.8 million benefit related to the revaluation of the cost of deemed repatriation of foreign earnings. In addition, the effective tax rate was impacted by a beneficial geographic mix of earnings.

For the six months ended June 30, 2019, the effective tax rate of negative 5.5% reflected the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $78.6 million. These discrete items primarily related to $66.6 million of excess tax benefits recognized on the conversion of the 2016 Multi-Year PSUs and $11.0 million of excess tax benefits related to the conversion of other equity awards recognized during the period. In addition, the effective tax rate was impacted by a beneficial geographic mix of earnings.

Net Income

As a result of the factors described above, net income for the three months ended June 30, 2020 decreased 8.4% to $115.1 million compared to $125.7 million for the three months ended June 30, 2019 and for the six months ended June 30, 2020, it decreased 13.4% to $263.2 million compared to $303.9 million for the six months ended June 30, 2019.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 decreased by 1.3% and 1.2%, respectively. The decreases primarily reflect the impact of share repurchases made prior to June 30, 2020 pursuant to the 2019 Repurchase Program and the vesting of the restricted stock units that were included in the dilutive share count in the prior year.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, the weighted average shares outstanding remained consistent.

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

Adjusted EBITDA and Adjusted EBITDA expenses are believed to be meaningful measures of the operating performance of the Company because they adjust for significant one-time, unusual or non-recurring items as well as eliminate the accounting effects of certain capital spending and acquisitions that do not directly affect what management considers to be the Company’s ongoing operating performance in the period. All companies do not calculate adjusted EBITDA and adjusted EBITDA expenses in the same way. These measures can differ significantly from company to company depending on, among other things, long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Accordingly, the Company’s computation of the Adjusted EBITDA and Adjusted EBITDA expenses measures may not be comparable to similarly titled measures computed by other companies.

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)
Operating revenues	$409,616	$385,558	6.2%	$826,396	$756,939	9.2%
Adjusted EBITDA expenses	172,916	173,762	(0.5%)	360,469	347,436	3.8%
Adjusted EBITDA	$236,700	$211,796	11.8%	$465,927	$409,503	13.8%
Adjusted EBITDA margin %	57.8%	54.9%		56.4%	54.1%
Operating margin %	52.5%	49.9%		51.2%	46.9%

Adjusted EBITDA for the three months ended June 30, 2020 increased 11.8% to $236.7 million compared to $211.8 million for the three months ended June 30, 2019. Adjusted EBITDA margin for the three months ended June 30, 2020 increased to 57.8% compared to 54.9% for the three months ended June 30, 2019. The increase in Adjusted EBITDA margin reflects growth in operating revenues and a decline in Adjusted EBITDA expenses.

For the six months ended June 30, 2020, Adjusted EBITDA increased 13.8% to $465.9 million compared to $409.5 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, Adjusted EBITDA margin increased to 56.4% compared to 54.1% for the six months ended June 30, 2019. The increase in Adjusted EBITDA margin reflects a higher rate of growth in operating revenues as compared to the rate of growth of Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Index Adjusted EBITDA	$183,256	$163,915	$366,843	$316,126
Analytics Adjusted EBITDA	46,167	39,071	82,484	75,469
All Other Adjusted EBITDA	7,277	8,810	16,600	17,908
Consolidated Adjusted EBITDA	236,700	211,796	465,927	409,503
2016 Multi-Year PSUs grant payroll tax expense	—	—	—	15,389
Amortization of intangible assets	14,062	12,013	27,838	23,806
Depreciation and amortization of property, equipment and leasehold improvements	7,463	7,405	15,030	15,255
Operating income	215,175	192,378	423,059	355,053
Other expense (income), net	76,008	32,633	121,043	67,016
Provision for income taxes	24,044	34,055	38,768	(15,845)
Net income	$115,123	$125,690	$263,248	$303,882

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Index Adjusted EBITDA expenses	$59,652	$61,635	$125,321	$124,197
Analytics Adjusted EBITDA expenses	81,396	84,610	170,587	169,647
All Other Adjusted EBITDA expenses	31,868	27,517	64,561	53,592
Consolidated Adjusted EBITDA expenses	172,916	173,762	360,469	347,436
2016 Multi-Year PSUs grant payroll tax expense	—	—	—	15,389
Amortization of intangible assets	14,062	12,013	27,838	23,806
Depreciation and amortization of property, equipment and leasehold improvements	7,463	7,405	15,030	15,255
Total operating expenses	$194,441	$193,180	$403,337	$401,886

The discussion of the segment results is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$145,404	$132,145	10.0%	$285,244	$259,819	9.8%
Asset-based fees	88,075	87,733	0.4%	188,271	169,541	11.0%
Non-recurring	9,429	5,672	66.2%	18,649	10,963	70.1%
Operating revenues total	242,908	225,550	7.7%	492,164	440,323	11.8%
Adjusted EBITDA expenses	59,652	61,635	(3.2%)	125,321	124,197	0.9%
Adjusted EBITDA	$183,256	$163,915	11.8%	$366,843	$316,126	16.0%
Adjusted EBITDA margin %	75.4%	72.7%		74.5%	71.8%

Revenues related to Index products for the three months ended June 30, 2020 increased 7.7% to $242.9 million compared to $225.6 million for the three months ended June 30, 2019 and for the six months ended June 30, 2020, the increase was 11.8%, growing to $492.2 million compared to $440.3 million for the six months ended June 30, 2019.

Recurring subscriptions for the three months ended June 30, 2020 increased 10.0% to $145.4 million compared to $132.1 million for the three months ended June 30, 2019. The increase was primarily driven by strong growth in core products and factor and ESG/Climate index products. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

For the six months ended June 30, 2020, the increase was 9.8%, growing to $285.2 million compared to $259.8 million for the six months ended June 30, 2019. The increase was driven by strong growth in core products and factor and ESG/Climate index products. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

Revenues from asset-based fees for the three months ended June 30, 2020 increased 0.4% to $88.1 million compared to $87.7 million for the three months ended June 30, 2019. The increase in asset-based fees was driven by a strong increase in revenues from exchange traded futures and options contracts linked to MSCI indexes and an increase in revenues from non-ETF indexed funds linked to MSCI indexes, offset by a decline in revenues from ETFs linked to MSCI indexes. The increase in revenues from exchange traded futures and options contracts linked to MSCI indexes was primarily driven by price increases. Revenue growth from non-ETF Indexed funds products linked to MSCI indexes was primarily driven by an increase in average AUM. The decline in revenues from ETFs linked to MSCI indexes was driven by a 4.3% decrease in average AUM and by the impact of a change in product mix. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

For the six months ended June 30, 2020, the increase was 11.0%, growing to $188.3 million compared to $169.5 million for the six months ended June 30, 2019. The increase in asset-based fees was primarily driven by a strong increase in revenues from exchange traded futures and options contracts linked to MSCI indexes, principally driven by price and volume increases. The increase was also driven by higher revenues from non-ETF indexed funds linked to MSCI indexes, primarily driven by an increase in average AUM. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

Non-recurring revenues for the three months ended June 30, 2020 increased 66.2% to $9.4 million compared to $5.7 million for the three months ended June 30, 2019 and for the six months ended June 30, 2020 the increase was 70.1%, growing to $18.6 million compared to $11.0 million for the six months ended June 30, 2019. The increases for both the three and six months ended June 30, 2020 were primarily driven by the recognition of higher fees resulting from the finalization of fees with clients during the respective periods.

Index segment Adjusted EBITDA expenses for the three months ended June 30, 2020 decreased 3.2% to $59.7 million compared to $61.6 million for the three months ended June 30, 2019, reflecting lower expenses across the selling and marketing and cost of revenues expense activity categories, partially offset by higher expenses across the G&A and R&D expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, the decrease would have been 1.2% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

For the six months ended June 30, 2020, the increase was 0.9%, growing to $125.3 million compared to $124.2 million for the six months ended June 30, 2019, reflecting higher expenses across the G&A and R&D expense activity categories, partially offset by lower expenses across the selling and marketing and cost of revenues expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 2.5% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$126,189	$121,699	3.7%	$250,254	$241,809	3.5%
Non-recurring	1,374	1,982	(30.7%)	2,817	3,307	(14.8%)
Operating revenues total	127,563	123,681	3.1%	253,071	245,116	3.2%
Adjusted EBITDA expenses	81,396	84,610	(3.8%)	170,587	169,647	0.6%
Adjusted EBITDA	$46,167	$39,071	18.2%	$82,484	$75,469	9.3%
Adjusted EBITDA margin %	36.2%	31.6%		32.6%	30.8%

Analytics segment revenues for the three months ended June 30, 2020 increased 3.1% to $127.6 million compared to $123.7 million for the three months ended June 30, 2019, primarily driven by growth in Multi-Asset Class Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 3.0% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

For the six months ended June 30, 2020, the increase was 3.2%, growing to $253.1 million compared to $245.1 million for the six months ended June 30, 2019, primarily driven by growth in Multi-Asset Class Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 3.2% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Analytics segment Adjusted EBITDA expenses for the three months ended June 30, 2020 decreased 3.8% to $81.4 million compared to $84.6 million for the three months ended June 30, 2019, primarily driven by lower expenses across the cost of revenues and R&D expense activity categories, partially offset by higher expenses across the selling and marketing and G&A expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, the decrease would have been 1.6% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

For the six months ended June 30, 2020, the increase was 0.6%, growing to $170.6 million compared to $169.6 million for the six months ended June 30, 2019, primarily driven by higher expenses across the selling and marketing and G&A expense activity categories, partially offset by lower expenses across the cost of revenues and R&D expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 2.2% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$38,291	$35,305	8.5%	$78,811	$69,885	12.8%
Non-recurring	854	1,022	(16.4%)	2,350	1,615	45.5%
Operating revenues total	39,145	36,327	7.8%	81,161	71,500	13.5%
Adjusted EBITDA expenses	31,868	27,517	15.8%	64,561	53,592	20.5%
Adjusted EBITDA	$7,277	$8,810	(17.4%)	$16,600	$17,908	(7.3%)
Adjusted EBITDA margin %	18.6%	24.3%		20.5%	25.0%

All Other segment revenues for the three months ended June 30, 2020 increased 7.8% to $39.1 million compared to $36.3 million for the three months ended June 30, 2019. The increase in All Other revenues was driven by a $4.9 million, or 22.7%, increase in ESG revenues to $26.3 million, partially offset by a $2.1 million, or 13.8%, decrease in Real Estate revenues to $12.8 million. The increase in ESG revenues was driven by strong growth in the Ratings, Climate and Screening products. The decrease in Real Estate revenues was primarily driven by a decline in Enterprise Analytics product revenues. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG revenues would have increased 25.0%, All Other operating revenues would have increased 10.4% and Real Estate revenues would have decreased 10.7% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

For the six months ended June 30, 2020, All Other segment revenues increased 13.5% to $81.2 million compared to $71.5 million for the six months ended June 30, 2019. The increase in All Other revenues was driven by a $8.6 million, or 19.9%, increase in ESG revenues to $51.6 million and by a $1.1 million, or 3.9%, increase in Real Estate revenues to $29.6 million. The increase in ESG revenues was driven by strong growth in the Ratings, Climate and Screening products. The increase in Real Estate revenues was primarily driven by strong growth in our Global Intel products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other operating revenues would have increased 15.7%, ESG revenues would have increased 21.6% and Real Estate revenues would have increased 6.9% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

All Other segment Adjusted EBITDA expenses for the three months ended June 30, 2020 increased 15.8% to $31.9 million compared to $27.5 million for the three months ended June 30, 2019, driven by higher expenses attributable primarily to ESG operations. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 18.5% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

For the six months ended June 30, 2020, the increase was 20.5%, growing to $64.6 million compared to $53.6 million for the nine months ended September 30, 2018, driven by higher expenses attributable primarily to ESG operations. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 22.5% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes or discounts;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign currency exchange rates; and
•	the impact of acquisitions and divestitures.

The following table presents the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
	June 30,	June 30,	%
	2020	2019	Change
	(in thousands)
Index:
Recurring subscriptions	$586,846	$531,590	10.4%
Asset-based fees	362,049	345,126	4.9%
Index total	948,895	876,716	8.2%

Analytics	534,039	503,969	6.0%

All Other	164,377	137,045	19.9%

Total Run Rate	$1,647,311	$1,517,730	8.5%

Recurring subscriptions total	$1,285,262	$1,172,604	9.6%
Asset-based fees	362,049	345,126	4.9%
Total Run Rate	$1,647,311	$1,517,730	8.5%

Total Run Rate grew 8.5% to $1,647.3 million as of June 30, 2020 compared to $1,517.7 million as of June 30, 2019. Recurring subscriptions Run Rate grew 9.6% to $1,285.3 million as of June 30, 2020 compared to $1,172.6 million as of June 30, 2019. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 9.8% as of June 30, 2020 compared to June 30, 2019.

Run Rate from asset-based fees increased 4.9% to $362.0 million as of June 30, 2020 from $345.1 million as of June 30, 2019, primarily driven by higher volume in futures and options, higher non-ETF indexed funds linked to MSCI indexes and by higher AUM in equity ETFs linked to MSCI indexes. Offsetting the impact of the increase in AUM in equity ETFs linked to MSCI indexes was a change in product mix, which was the primary driver of a decline in period-end basis point fees to 2.67 as of June 30, 2020 from 2.85 as of June 30, 2019. As of June 30, 2020, the value of AUM in equity ETFs linked to MSCI indexes was $825.4 billion, up $6.1 billion, or 0.7%, from $819.3 billion as of June 30, 2019. The increase of $6.1 billion consisted of net inflows of $50.9 billion and a market depreciation of $44.8 billion.

Index recurring subscriptions Run Rate grew 10.4% to $586.8 million as of June 30, 2020 compared to $531.6 million as of June 30, 2019, primarily driven by strong growth in core products, custom and specialized index products and factor and ESG/Climate index products, with growth across all our client segments.

Run Rate from Analytics products increased 6.0% to $534.0 million as of June 30, 2020 compared to $504.0 million as of June 30, 2019, primarily driven by growth in Multi-Asset Class Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 6.1% as of June 30, 2020.

Run Rate from All Other products increased 19.9% to $164.4 million as of June 30, 2020 compared to $137.0 million as of June 30, 2019. The $27.4 million increase was primarily driven by a $24.8 million, or 27.9%, increase in ESG Run Rate to $113.7 million, and a $2.6 million, or 5.3%, increase in Real Estate Run Rate to $50.7 million. The increase in ESG Run Rate was primarily driven by strong growth in Ratings, Climate and Screening products. The increase in Real Estate Run Rate was primarily driven by growth in Global Intel products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other Run Rate would have increased 21.1%, ESG Run Rate would have increased 28.5% and Real Estate Run Rate would have increased 7.5% as of June 30, 2020 compared to June 30, 2019.

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

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	%	June 30,	June 30,	%
	2020	2019	Change	2020	2019	Change
	(in thousands)
New recurring subscription sales
Index	$20,276	$19,526	3.8%	$39,330	$36,855	6.7%
Analytics	14,979	13,669	9.6%	26,197	26,420	(0.8%)
All Other	12,348	8,014	54.1%	20,517	15,229	34.7%
New recurring subscription sales total	47,603	41,209	15.5%	86,044	78,504	9.6%

Subscription cancellations
Index	(7,423)	(3,601)	106.1%	(12,539)	(7,967)	57.4%
Analytics	(10,553)	(7,102)	48.6%	(18,797)	(14,866)	26.4%
All Other	(2,243)	(1,902)	17.9%	(4,296)	(3,177)	35.2%
Subscription cancellations total	(20,219)	(12,605)	60.4%	(35,632)	(26,010)	37.0%

Net new recurring subscription sales
Index	12,853	15,925	(19.3%)	26,791	28,888	(7.3%)
Analytics	4,426	6,567	(32.6%)	7,400	11,554	(36.0%)
All Other	10,105	6,112	65.3%	16,221	12,052	34.6%
Net new recurring subscription sales total	27,384	28,604	(4.3%)	50,412	52,494	(4.0%)

Non-recurring sales
Index	10,450	5,982	74.7%	20,733	11,063	87.4%
Analytics	1,659	2,631	(36.9%)	4,924	5,208	(5.5%)
All Other	574	630	(8.9%)	1,605	1,084	48.1%
Non-recurring sales total	12,683	9,243	37.2%	27,262	17,355	57.1%

Gross sales
Index	$30,726	$25,508	20.5%	$60,063	$47,918	25.3%
Analytics	16,638	16,300	2.1%	31,121	31,628	(1.6%)
All Other	12,922	8,644	49.5%	22,122	16,313	35.6%
Total gross sales	$60,286	$50,452	19.5%	$113,306	$95,859	18.2%

Net sales
Index	$23,303	$21,907	6.4%	$47,524	$39,951	19.0%
Analytics	6,085	9,198	(33.8%)	12,324	16,762	(26.5%)
All Other	10,679	6,742	58.4%	17,826	13,136	35.7%
Total net sales	$40,067	$37,847	5.9%	$77,674	$69,849	11.2%

A significant portion of MSCI's operating revenues are derived from subscriptions or licenses of products and services, which are provided over contractually-agreed periods of time that are subject to renewal or cancellation at the end of current contract terms. As of June 30, 2020, cancellations have not deviated significantly from historical levels as a result of the COVID-19 pandemic. However, new sales could moderate and cancellations could increase in the near term as a result of the COVID-19 pandemic.

Retention Rate

The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Index	94.7%	97.1%	95.5%	96.8%
Analytics	92.0%	94.2%	92.9%	94.0%
All Other	94.1%	93.9%	94.4%	94.9%

Total	93.5%	95.5%	94.2%	95.4%

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

Retention Rate is computed by operating segment on a product/service-by-product/service basis. In general, if a client reduces the number of products or services to which it subscribes within a segment, or switches between products or services within a segment, we treat it as a cancellation for purposes of calculating our Retention Rate except in the case of a product or service switch that management considers to be a replacement product or service. In those replacement cases, only the net change to the client subscription, if a decrease, is reported as a cancel. In the Analytics and the ESG operating segments, substantially all product or service switches are treated as replacement products or services and netted in this manner, while in our Index and Real Estate operating segments, product or service switches that are treated as replacement products or services and receive netting treatment occur only in certain limited instances. In addition, we treat any reduction in fees resulting from a down-sale of the same product or service as a cancellation to the extent of the reduction. We do not calculate Retention Rate for that portion of our Run Rate attributable to assets in index-linked investment products or futures and options contracts, in each case, linked to our indexes.

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

Senior Notes and Credit Agreement

We have an aggregate of $3,400.0 million in Senior Notes outstanding and a $400.0 million undrawn Revolving Credit Agreement with a syndicate of banks. See Note 7, “Commitments and Contingencies,” of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for additional information on our Senior Notes and Revolving Credit Agreement.

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of June 30, 2020, our Consolidated Leverage Ratio was 3.40:1.00 and our Consolidated Interest Coverage Ratio was 5.98:1.00. As of June 30, 2020, there were no amounts drawn and outstanding under the Revolving Credit Agreement.

Our non-guarantor subsidiaries under the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $925.6 million, or 56.9%, of our total revenue for the trailing 12 months ended June 30, 2020, approximately $310.5 million, or 37.7%, of our consolidated operating income for the trailing 12 months ended June 30, 2020, and approximately $891.9 million, or 21.2%, of our consolidated total assets (excluding intercompany assets) and $614.1 million, or 13.7%, of our consolidated total liabilities, in each case as of June 30, 2020.

Share Repurchases

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Six Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
June 30, 2020	$250.65	1,423	$356,770
June 30, 2019	$147.97	690	$102,081

As of June 30, 2020, there was $1,099.3 million of available authorization remaining under the 2018 Repurchase Program.

Cash Dividend

On July 27, 2020, the Board of Directors declared a quarterly cash dividend of $0.78 per share for the three months ending September 30, 2020. This reflects an increase of 14.7% over the quarterly cash dividend declared for the three months ended June 30, 2020. The third quarter 2020 dividend is payable on August 31, 2020 to shareholders of record as of the close of trading on August 14, 2020.

Cash Flows

	As of
	June 30,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$1,384,977	$1,506,567

Cash and cash equivalents were $1,385.0 million and $1,506.6 million as of June 30, 2020 and December 31, 2019, respectively. We typically seek to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes but may maintain higher minimum cash balances while the COVID-19 pandemic continues to impact global economic markets. As of June 30, 2020 and December 31, 2019, $336.0 million and $321.2 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. As a result of Tax Reform, we can now more efficiently access a significant portion of our cash held outside of the U.S. in the short-term without being subject to U.S. income taxes. Repatriation of some foreign cash may still be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. The global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.

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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Six Months Ended
	June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$375,386	$277,345
Net cash used in investing activities	(213,174)	(20,527)
Net cash used in financing activities	(275,051)	(391,549)
Effect of exchange rate changes	(8,751)	1,672
Net decrease in cash	$(121,590)	$(133,059)

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $375.4 million and $277.3 million for the six months ended June 30, 2020 and 2019, respectively. The year-over-year increase was primarily driven by higher cash collections from customers and the benefit of lower payments for income taxes, partially offset by higher interest payments. As a result of a provision within the Cares Act, we have elected to defer estimated payments for income taxes for the year ending December 31, 2020 that historically would have been paid in the six months ended June 30, 2020 into the month of July 2020.

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

Cash Flows From Investing Activities

Cash used in investing activities was $213.2 million for the six months ended June 30, 2020 compared to $20.5 million for the six months ended June 30, 2019. The year-over-year change was primarily driven by the $190.8 million investment in Burgiss.

We expect to continue to invest in the business despite the COVID-19 pandemic, with cash flows for capital expenditures for the year ending December 31, 2020 expected to increase from the year ended December 31, 2019.

Cash Flows From Financing Activities

Cash used in financing activities was $275.1 million for the six months ended June 30, 2020 compared to $391.5 million for the six months ended June 30, 2019. The year-over-year change was primarily driven by the impact of the 2031 Senior Notes and 2030 Senior Notes offerings in May 2020 and February 2020, respectively. This was partially offset by the early redemptions of the 2025 Senior Notes and 2024 Senior Notes, as well as the impact of higher share repurchases.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the six months ended June 30, 2020 and 2019, 13.9% and 14.0%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 13.9% of non-U.S. dollar exposure for the six months ended June 30, 2020, 39.7% was in Euros, 27.4% was in Japanese yen and 23.6% was in British pounds sterling. Of the 14.0% of non-U.S. dollar exposure for the six months ended June 30, 2019, 41.2% was in Euros, 26.0% was in Japanese yen and 22.5% was in British pounds sterling.

Revenues from index-linked investment products represented 22.8% and 22.4% of operating revenues for the six months ended June 30, 2020 and 2019, respectively. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which more than three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 40.5% and 40.8% of our operating expenses for the six months ended June 30, 2020 and 2019, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Euros, Hong Kong dollars, Swiss francs, and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange gains of $1.4 million and losses of $3.1 million for the six months ended June 30, 2020 and 2019, respectively.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2020, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the significant risk factors and uncertainties known to the Company and disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2019 and Form 10-Q for the period ended March 31, 2020 that, if they were to materialize or occur, would, individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year 2019 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended June 30, 2020.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2020-April 30, 2020	113,551	$273.79	113,494	$1,099,316,000
May 1, 2020-May 31, 2020	810	$334.99	—	$1,099,316,000
June 1, 2020-June 30, 2020	971	$323.32	—	$1,099,316,000
Total	115,332	$274.63	113,494	$1,099,316,000

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

4.1

Indenture, dated as of May 26, 2020, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 26, 2020 and incorporated by reference herein)

4.2

Form of Note for MSCI Inc. 3.875% Senior Notes due February 15, 2031 (included in Exhibit 4.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on May 26, 2020 and incorporated by reference herein)

11

Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

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

Dated: July 29, 2020

MSCI INC. (Registrant)

By:	/s/ Linda S. Huber
Linda S. Huber Chief Financial Officer (Principal Financial Officer)