Form 10-Q
period 2020-09-30
MSCI Inc.
filed 2020-10-28
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 20, 2020, there were 82,895,040 shares of the registrant’s common stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

You can access information about MSCI Inc.’s corporate governance at http://ir.msci.com/corporate-governance, including copies of the following:

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,302,858	$1,506,567
Accounts receivable, net of allowances	429,804	499,268
Prepaid income taxes	63,460	31,590
Prepaid and other assets	46,970	44,352
Total current assets	1,843,092	2,081,777
Property, equipment and leasehold improvements, net	78,965	90,708
Right of use assets	153,727	166,406
Goodwill	1,562,377	1,562,868
Intangible assets, net	240,858	261,487
Equity method investment	190,206	—
Deferred tax assets	23,773	20,911
Other non-current assets	18,721	20,282
Total assets	$4,111,719	$4,204,439

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,718	$6,498
Income taxes payable	22,039	14,210
Accrued compensation and related benefits	127,605	166,273
Other accrued liabilities	149,005	139,149
Deferred revenue	531,487	574,656
Total current liabilities	834,854	900,786
Long-term debt	3,365,783	3,071,926
Long-term operating lease liabilities	152,812	164,144
Deferred tax liabilities	63,845	66,639
Other non-current liabilities	81,011	77,658
Total liabilities	4,498,305	4,281,153

Commitments and Contingencies (see Note 7)

Shareholders' equity (deficit):
Preferred stock (par value $0.01, 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 132,823,285 and 132,419,412 common shares issued and 83,041,856 and 84,794,930 common shares outstanding at September 30, 2020 and December 31, 2019, respectively)	1,328	1,324
Treasury shares, at cost (49,781,429 and 47,624,482 common shares held at September 30, 2020 and December 31, 2019, respectively)	(4,177,563)	(3,565,784)
Additional paid in capital	1,391,837	1,351,031
Retained earnings	2,463,108	2,199,294
Accumulated other comprehensive loss	(65,296)	(62,579)
Total shareholders' equity (deficit)	(386,586)	(76,714)
Total liabilities and shareholders' equity (deficit)	$4,111,719	$4,204,439

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)
Operating revenues	$425,333	$394,251	$1,251,729	$1,151,190

Operating expenses:
Cost of revenues	70,704	70,486	215,769	224,807
Selling and marketing	52,668	52,107	159,834	159,812
Research and development	24,901	24,310	73,997	71,234
General and administrative	27,613	26,559	86,755	80,434
Amortization of intangible assets	14,333	12,361	42,171	36,167
Depreciation and amortization of property, equipment and leasehold improvements	7,494	7,209	22,524	22,464
Total operating expenses	197,713	193,032	601,050	594,918

Operating income	227,620	201,219	650,679	556,272

Interest income	(475)	(3,673)	(4,729)	(11,104)
Interest expense	37,536	35,922	118,994	107,752
Other expense (income)	1,516	222	45,355	2,839

Other expense (income), net	38,577	32,471	159,620	99,487

Income before provision for income taxes	189,043	168,748	491,059	456,785
Provision for income taxes	6,685	31,765	45,453	15,920
Net income	$182,358	$136,983	$445,606	$440,865

Earnings per basic common share	$2.18	$1.62	$5.30	$5.21

Earnings per diluted common share	$2.16	$1.60	$5.26	$5.15

Weighted average shares outstanding used in computing earnings per share
Basic	83,602	84,765	84,044	84,591
Diluted	84,479	85,550	84,789	85,533

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)
Net income	$182,358	$136,983	$445,606	$440,865
Other comprehensive (loss) income:
Foreign currency translation adjustments	7,058	(5,533)	(3,743)	(4,853)
Income tax effect	(1,124)	1,124	965	1,085
Foreign currency translation adjustments, net	5,934	(4,409)	(2,778)	(3,768)

Pension and other post-retirement adjustments	(245)	134	(27)	103
Income tax effect	83	(64)	88	(34)
Pension and other post-retirement adjustments, net	(162)	70	61	69
Other comprehensive (loss) income, net of tax	5,772	(4,339)	(2,717)	(3,699)
Comprehensive income	$188,130	$132,644	$442,889	$437,166

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

					Accumulated
			Additional		Other
	Common	Treasury	Paid in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(unaudited)
Balance at December 31, 2019	$1,324	$(3,565,784)	$1,351,031	$2,199,294	$(62,579)	$(76,714)
Net income				148,125		148,125
Cumulative-effect adjustment				631		631
Dividends declared ($0.68 per common share)				(59,233)		(59,233)
Dividends paid in shares			78			78
Other comprehensive income (loss), net of tax					(9,625)	(9,625)
Common stock issued	4					4
Shares withheld for tax withholding		(47,195)				(47,195)
Compensation payable in common stock			15,333			15,333
Common stock repurchased and held in treasury		(325,699)				(325,699)
Common stock issued to Directors and (held in)/released from treasury		(36)				(36)

Balance at March 31, 2020	1,328	(3,938,714)	1,366,442	2,288,817	(72,204)	(354,331)
Net income				115,123		115,123
Dividends declared ($0.68 per common share)				(57,360)		(57,360)
Dividends paid in shares			36			36
Other comprehensive income (loss), net of tax					1,136	1,136
Shares withheld for tax withholding and exercises		(603)				(603)
Compensation payable in common stock			14,294			14,294
Common stock repurchased and held in treasury		(31,071)				(31,071)
Common stock issued to Directors and (held in)/released from treasury		1,844				1,844

Balance at June 30, 2020	1,328	(3,968,544)	1,380,772	2,346,580	(71,068)	(310,932)
Net income				182,358		182,358
Dividends declared ($0.78 per common share)				(65,830)		(65,830)
Dividends paid in shares			20			20
Other comprehensive income (loss), net of tax					5,772	5,772
Shares withheld for tax withholding and exercises		(2,433)				(2,433)
Compensation payable in common stock			11,045			11,045
Common stock repurchased and held in treasury		(206,566)				(206,566)
Common stock issued to Directors and (held in)/released from treasury		(20)				(20)
Balance at September 30, 2020	$1,328	$(4,177,563)	$1,391,837	$2,463,108	$(65,296)	$(386,586)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT), CONT’D

(in thousands)

					Accumulated
			Additional		Other
	Common	Treasury	Paid in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(unaudited)
Balance at December 31, 2018	$1,300	$(3,272,774)	$1,306,428	$1,856,951	$(58,399)	$(166,494)
Net income				178,192		178,192
Dividends declared ($0.58 per common share)				(55,339)		(55,339)
Dividends paid in shares			93			93
Other comprehensive income (loss), net of tax					1,197	1,197
Common stock issued	23					23
Shares withheld for tax withholding and exercises		(182,385)				(182,385)
Compensation payable in common stock and options			9,590			9,590
Common stock repurchased and held in treasury		(102,081)				(102,081)
Common stock issued to Directors and (held in)/released from treasury		(30)				(30)
Exercise of stock options			726			726

Balance at March 31, 2019	1,323	(3,557,270)	1,316,837	1,979,804	(57,202)	(316,508)
Net income				125,690		125,690
Dividends declared ($0.58 per common share)				(49,613)		(49,613)
Dividends paid in shares			30			30
Other comprehensive income (loss), net of tax					(557)	(557)
Shares withheld for tax withholding and exercises		(742)				(742)
Compensation payable in common stock and options			10,566			10,566
Common stock issued to Directors and (held in)/released from treasury		(833)				(833)
Exercise of stock options			165			165

Balance at June 30, 2019	1,323	(3,558,845)	1,327,598	2,055,881	(57,759)	(231,802)
Net income				136,983		136,983
Dividends declared ($0.68 per common share)				(58,176)		(58,176)
Dividends paid in shares			36			36
Other comprehensive income (loss), net of tax					(4,339)	(4,339)
Shares withheld for tax withholding and exercises		(1,082)				(1,082)
Compensation payable in common stock and options			10,398			10,398
Common stock issued to Directors and (held in)/released from treasury		(36)				(36)
Exercise of stock options			162			162
Balance at September 30, 2019	$1,323	$(3,559,963)	$1,338,194	$2,134,688	$(62,098)	$(147,856)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
	(unaudited)
Cash flows from operating activities
Net income	$445,606	$440,865
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	42,171	36,167
Stock-based compensation expense	40,381	30,485
Depreciation and amortization of property, equipment and leasehold improvements	22,524	22,464
Amortization of right of use assets	18,061	16,778
Amortization of debt origination fees	3,338	2,956
Loss on extinguishment of debt	44,930	—
Deferred taxes	(4,622)	(9,844)
Other adjustments	1,680	708
Changes in assets and liabilities:
Accounts receivable	69,848	62,331
Prepaid income taxes	(31,923)	(37,199)
Prepaid and other assets	(2,854)	(3,965)
Accounts payable	(1,882)	(1,482)
Accrued compensation and related benefits	(33,532)	(14,107)
Income taxes payable	6,607	(4,251)
Other accrued liabilities	9,801	(6,795)
Deferred revenue	(43,186)	(57,804)
Long-term operating lease liabilities	(17,017)	(14,774)
Other	5,250	3,347
Net cash provided by operating activities	575,181	465,880

Cash flows from investing activities
Acquisition of equity method investment	(190,816)	—
Capitalized software development costs	(21,931)	(18,086)
Capital expenditures	(12,152)	(17,216)
Proceeds from the sale of capital equipment	—	10
Net cash used in investing activities	(224,899)	(35,292)

Cash flows from financing activities
Proceeds from borrowings	1,405,000	—
Repayment of borrowings	(1,142,382)	—
Proceeds from exercise of stock options	—	1,052
Repurchase of common stock held in treasury	(613,566)	(286,290)
Payment of debt issuance costs in connection with debt	(16,693)	—
Payment of dividends	(181,843)	(165,077)
Net cash used in financing activities	(549,484)	(450,315)

Effect of exchange rate changes	(4,507)	(3,299)

Net decrease in cash	(203,709)	(23,026)
Cash and cash equivalent, beginning of period	1,506,567	904,176

Cash and cash equivalent, end of period	$1,302,858	$881,150

Supplemental disclosure of cash flow information:
Cash paid for interest	$109,834	$105,015
Cash paid for income taxes	$73,311	$65,364

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements accrued, but not yet paid	$3,281	$4,189

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$1,505	$778

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI and its wholly owned subsidiaries and include all adjustments of a normal, recurring nature necessary to state fairly the financial condition as of September 30, 2020 and December 31, 2019, the results of operations, comprehensive income and shareholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. The unaudited condensed consolidated statement of financial condition and related financial statement information as of December 31, 2019 have been derived from the 2019 audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2019.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Concentrations

For the nine months ended September 30, 2020 and 2019, BlackRock, Inc. accounted for 10.9% and 11.5% of the Company’s consolidated operating revenues, respectively. For the nine months ended September 30, 2020 and 2019, BlackRock, Inc. accounted for 17.8% and 18.9% of the Index segment operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within the Analytics and All Other segments for the nine months ended September 30, 2020 and 2019.

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

Changes in the allowance for credit losses on doubtful accounts receivable from December 31, 2018 to September 30, 2020 were as follows:

Amount
(in thousands)
Balance as of December 31, 2018	$1,027
Addition (reduction) to credit loss expense	1,024
Write-offs, net of recoveries	(336)
Balance as of December 31, 2019	$1,715
Addition (reduction) to credit loss expense	1,042
Adjustments and write-offs, net of recoveries	(1,434)
Balance as of September 30, 2020	$1,323

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

The tables that follow present the disaggregated revenues for the periods indicated:

	For the Three Months ended September 30, 2020
	Segments
(in thousands)	Index	Analytics	All Other	Total
Revenue Types
Recurring subscriptions	$146,387	$126,251	$40,552	$313,190
Asset-based fees	100,371	—	—	100,371
Non-recurring	8,933	2,086	753	11,772
Total	$255,691	$128,337	$41,305	$425,333

	For the Nine Months ended September 30, 2020
	Segments
(in thousands)	Index	Analytics	All Other	Total
Revenue Types
Recurring subscriptions	$431,631	$376,505	$119,363	$927,499
Asset-based fees	288,642	—	—	288,642
Non-recurring	27,582	4,903	3,103	35,588
Total	$747,855	$381,408	$122,466	$1,251,729

	For the Three Months ended September 30, 2019
	Segments
(in thousands)	Index	Analytics	All Other	Total
Revenue Types
Recurring subscriptions	$133,403	$122,120	$32,585	$288,108
Asset-based fees	96,013	—	—	96,013
Non-recurring	8,011	1,483	636	10,130
Total	$237,427	$123,603	$33,221	$394,251

	For the Nine Months ended September 30, 2019
	Segments
(in thousands)	Index	Analytics	All Other	Total
Revenue Types
Recurring subscriptions	$393,222	$363,929	$102,470	$859,621
Asset-based fees	265,554	—	—	265,554
Non-recurring	18,974	4,790	2,251	26,015
Total	$677,750	$368,719	$104,721	$1,151,190

The tables that follow present the change in accounts receivable and in deferred revenue between the dates indicated:

	Accounts receivable	Deferred revenue
	(in thousands)
Opening (12/31/2019)	$499,268	$574,656
Closing (09/30/2020)	429,804	531,487
Increase/(decrease)	$(69,464)	$(43,169)

	Accounts receivable	Deferred revenue
	(in thousands)
Opening (12/31/2018)	$473,433	$537,977
Closing (09/30/2019)	409,519	479,371
Increase/(decrease)	$(63,914)	$(58,606)

The amounts of revenue recognized in the periods that were included in the opening current deferred revenue, which reflects contract liability amounts, were $494.4 million and $464.3 million for the nine months ended September 30, 2020 and 2019, respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in the amortization of deferred revenue to operating revenues, partially offset by an increase in billings. MSCI had an insignificant long-term deferred revenue balance as of September 30, 2020, reflected as a part of “Other non-current liabilities” on its Unaudited Condensed Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
September 30,
2020
(in thousands)
First 12-month period	$321,008
Second 12-month period	174,710
Third 12-month period	61,190
Periods thereafter	14,596
Total	$571,504

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(in thousands, except per share data)
Net income	$182,358	$136,983	$445,606	$440,865

Basic weighted average common shares outstanding	83,602	84,765	84,044	84,591
Effect of dilutive securities:
Stock options and restricted stock units	877	785	745	942
Diluted weighted average common shares outstanding	84,479	85,550	84,789	85,533

Earnings per basic common share	$2.18	$1.62	$5.30	$5.21

Earnings per diluted common share	$2.16	$1.60	$5.26	$5.15

5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net consisted of the following as of the specified dates:

	As of
	September 30,	December 31,
	2020	2019
	(in thousands)
Computer & related equipment	$184,237	$185,794
Furniture & fixtures	14,961	12,478
Leasehold improvements	57,438	52,339
Work-in-process	2,011	8,667
Subtotal	258,647	259,278
Accumulated depreciation and amortization	(179,682)	(168,570)
Property, equipment and leasehold improvements, net	$78,965	$90,708

Depreciation and amortization expense of property, equipment and leasehold improvements was $7.5 million and $7.2 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $22.5 million for both the nine months ended September 30, 2020 and 2019.

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	All Other	Total
Goodwill at December 31, 2019	$1,204,694	$290,976	$67,198	$1,562,868
Foreign exchange translation adjustment	(805)	—	314	(491)
Goodwill at September 30, 2020	$1,203,889	$290,976	$67,512	$1,562,377

The Company completed its annual goodwill impairment test as of July 1, 2020 on its Index, Analytics, ESG and Real Estate operating segments, and no impairments were noted. The Company performed a step zero, qualitative impairment test on these four operating segments and determined that it was more likely than not that the fair value for each was not less than the carrying value. See Note 11, “Segment Information,” for further descriptions of the operating segments.

Intangible Assets, Net

Amortization expense related to intangible assets for the three months ended September 30, 2020 and 2019 was $14.3 million and $12.4 million, respectively. The amortization expense of acquired intangible assets for the three months ended September 30, 2020 and 2019 was $8.3 million and $8.6 million, respectively. The amortization expense of internally developed capitalized software for the three months ended September 30, 2020 and 2019 was $6.0 million and $3.8 million, respectively.

Amortization expense related to intangible assets for the nine months ended September 30, 2020 and 2019 was $42.2 million and $36.2 million, respectively. The amortization expense of acquired intangible assets for the nine months ended September 30, 2020 and 2019 was $25.7 million and $26.0 million, respectively. The amortization expense of internally developed capitalized software for the nine months ended September 30, 2020 and 2019 was $16.5 million and $10.2 million, respectively.

The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	As of
	September 30,	December 31,
	2020	2019
	(in thousands)
Gross intangible assets:
Customer relationships	$356,700	$356,700
Trademarks/trade names	207,300	207,300
Technology/software	283,684	263,719
Proprietary data	28,627	28,627
Subtotal	876,311	856,346
Foreign exchange translation adjustment	(8,154)	(7,615)
Total gross intangible assets	$868,157	$848,731
Accumulated amortization:
Customer relationships	$(248,011)	$(231,665)
Trademarks/trade names	(140,924)	(133,305)
Technology/software	(224,928)	(209,878)
Proprietary data	(15,278)	(13,963)
Subtotal	(629,141)	(588,811)
Foreign exchange translation adjustment	1,842	1,567
Total accumulated amortization	$(627,299)	$(587,244)
Net intangible assets:
Customer relationships	$108,689	$125,035
Trademarks/trade names	66,376	73,995
Technology/software	58,756	53,841
Proprietary data	13,349	14,664
Subtotal	247,170	267,535
Foreign exchange translation adjustment	(6,312)	(6,048)
Total net intangible assets	$240,858	$261,487

The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2020 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder of 2020	$14,995
2021	57,163
2022	49,862
2023	38,955
2024	34,202
Thereafter	45,681
Total	$240,858

7. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Senior Unsecured Notes. The Company had an aggregate of $3,400.0 million in senior unsecured notes (collectively, the “Senior Notes”) outstanding at September 30, 2020, consisting of five discrete private offerings presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
	Maturity Date	September 30, 2020	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in thousands)
Long-term debt
5.25% senior unsecured notes due 2024	November 15, 2024	$-	$-	$297,835	$-	$309,225
5.75% senior unsecured notes due 2025	August 15, 2025	-	-	794,063	-	840,872
4.75% senior unsecured notes due 2026	August 1, 2026	500,000	496,090	495,587	518,330	525,800
5.375% senior unsecured notes due 2027	May 15, 2027	500,000	495,656	495,168	533,490	541,300
4.000% senior unsecured notes due 2029	November 15, 2029	1,000,000	990,091	989,273	1,051,560	1,018,820
3.625% senior unsecured notes due 2030	September 1, 2030	400,000	395,340	-	413,764	-
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	988,606	-	1,042,670	-
Total long-term debt		$3,400,000	$3,365,783	$3,071,926	$3,559,814	$3,236,017

Interest payments attributable to the Senior Notes are due as presented in the following table:

	First semi-annual interest payment date	Second semi- annual interest payment date
Senior Notes
4.75% senior unsecured notes due 2026	February 1	August 1
5.375% senior unsecured notes due 2027	May 15	November 15
4.000% senior unsecured notes due 2029	May 15	November 15
3.625% senior unsecured notes due 2030(1)	March 1	September 1
3.875% senior unsecured notes due 2031(2)	June 1	December 1

(1)	The first payment occurred on September 1, 2020.
(2)	The first payment occurring on December 1, 2020.

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

Revolver. On November 20, 2014, the Company entered into a $200.0 million senior unsecured revolving credit agreement (as amended, the “Revolving Credit Agreement”) with a syndicate of banks. The Revolving Credit Agreement had an initial term of five years with an option to extend for two additional one-year terms. On August 4, 2016, the Company entered into Amendment No. 1 (the “First Amendment”) to the Revolving Credit Agreement. The First Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $220.0 million, (ii) increased the maximum consolidated leverage ratio and (iii) extended the initial term to August 2021 with an option to extend for an additional one-year term. On May 15, 2018, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Revolving Credit Agreement. The Second Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $250.0 million, (ii) extended the term to May 2023 with an option to extend for an additional one-year term and (iii) decreased the applicable rate and applicable fee rate for loans and commitments. On November 15, 2019, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Revolving Credit Agreement. The

Third Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $400.0 million, (ii) extended the term to November 2024 with an option to extend for an additional one-year term, (iii) decreased the applicable rate and applicable fee rate for loans and commitments and (iv) amended certain restrictive covenants that limit, among other things, the Company’s financial flexibility. At September 30, 2020, the Revolving Credit Agreement was undrawn.

In connection with the closings of the Senior Notes offerings and entry into the Revolving Credit Agreement and the First, Second and Third Amendments, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At September 30, 2020, $36.1 million of the deferred financing fees remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $1.4 million of which is included in “Other non-current assets” and $34.2 million of which is grouped and presented as part of “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

8. LEASES

The Company recognized a total of $7.5 million and $7.2 million of operating lease expenses for the three months ended September 30, 2020 and 2019, respectively. The Company recognized a total of $25.4 million and $21.7 million of operating lease expenses for the nine months ended September 30, 2020 and 2019, respectively. The amounts associated with variable lease costs, short-term lease costs and sublease income were not material for any of the three and nine months ended September 30, 2020 and 2019.

Future minimum commitments for the Company’s operating leases in place as of September 30, 2020, the interest and other relevant line items in the Unaudited Condensed Consolidated Statement of Financial Condition are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2020	$5,544
2021	28,598
2022	25,025
2023	23,955
2024	18,651
Thereafter	103,126
Total lease payments	$204,899
Less: Interest	(30,596)
Present value of lease liabilities	$174,303

Other accrued liabilities	$21,491
Long-term operating lease liabilities	$152,812

Lease term and discount rate for the Company’s operating leases in place as of September 30, 2020 are as follows:

As of
September 30,
Lease Term and Discount Rate	2020
Weighted-average remaining lease term (years)	9.18
Weighted-average discount rate	3.41%

Other information for the Company’s operating leases in place for the nine months ended September 30, 2020 are as follows:

Nine Months Ended
Other Information	September 30,
(in thousands)	2020
Operating cash flows used for operating leases	$22,735
Leased assets obtained in exchange for new operating lease liabilities	$7,491

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

On October 29, 2019, the Board of Directors authorized an additional stock repurchase program for the purchase of up to $750.0 million worth of shares of MSCI’s common stock in addition to the $706.1 million of authorization remaining under the 2018 Repurchase Program (the “2019 Repurchase Program”) for a total of $1,456.1 million of stock repurchase authorization. Share repurchases made pursuant to the 2019 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of September 30, 2020, there was $892.8 million of available authorization remaining under the 2019 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Nine Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
September 30, 2020	$278.69	2,021	$563,336
September 30, 2019	$147.97	690	$102,081

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share amounts)	Per Share	Declared	Distributed	(Released)/Deferred
2020
Three Months Ended March 31,	$0.68	$59,233	$59,455	$(222)
Three Months Ended June 30,	0.68	57,360	57,068	292
Three Months Ended September 30,	0.78	65,830	65,454	376
Total	$2.14	$182,423	$181,977	$446

2019
Three Months Ended March 31,	$0.58	$55,339	$57,988	$(2,649)
Three Months Ended June 30,	0.58	49,613	49,365	248
Three Months Ended September 30,	0.68	58,176	57,882	294
Total	$1.84	$163,128	$165,235	$(2,107)

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased during the nine months ended September 30, 2020:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2019	132,419,412	(47,624,482)	84,794,930
Dividend payable/paid	259	(120)	139
Common stock issued	377,843	—	377,843
Shares withheld for tax withholding	—	(153,923)	(153,923)
Shares repurchased under stock repurchase programs	—	(1,309,878)	(1,309,878)
Shares issued to directors	21	—	21
Balance at March 31, 2020	132,797,535	(49,088,403)	83,709,132
Dividend payable/paid	114	(114)	—
Common stock issued	10,101	—	10,101
Shares withheld for tax withholding	—	(1,838)	(1,838)
Shares repurchased under stock repurchase programs	—	(113,494)	(113,494)
Shares issued to directors	2,229	27,284	29,513
Balance at June 30, 2020	132,809,979	(49,176,565)	83,633,414
Dividend payable/paid	54	(54)	—
Common stock issued	13,252	—	13,252
Shares withheld for tax withholding	—	(6,779)	(6,779)
Shares repurchased under stock repurchase programs	—	(598,031)	(598,031)
Shares issued to directors	—	—	—
Balance at September 30, 2020	132,823,285	(49,781,429)	83,041,856

10. INCOME TAXES

The Company’s provision for income taxes was $45.5 million and $15.9 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts reflect effective tax rates of 9.3% and 3.5% for the nine months ended September 30, 2020 and 2019, respectively.

The effective tax rate of 9.3% for the nine months ended September 30, 2020 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $61.7 million. For the nine months ended September 30, 2020, these discrete items primarily related to $21.9 million of excess tax benefits recognized on the conversion of equity awards during the period, $20.8 million related to the favorable impact on prior years of final regulations released during the three months ended September 30, 2020 clarifying certain provisions established in the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (“2017 Tax Act”) and $11.5 million related to the tax impact of loss on debt extinguishment recognized during the period on the redemption of the 2024 Senior Notes and 2025 Senior Notes. Also included in the discrete items is a $6.3 million benefit related to the revaluation of the cost of deemed repatriation of foreign earnings.

The effective tax rate of 3.5% for the nine months ended September 30, 2019 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $82.7 million. For the nine months ended September 30, 2019, these discrete items primarily related to $66.6 million of excess tax benefits recognized on the conversion during the period of certain multi-year restricted stock units that were subject to the achievement of multi-year total shareholder return targets (performance targets subject to market conditions) granted in 2016 (“2016 multi-year PSUs”) and $10.8 million of excess tax benefits related to the conversion of other equity awards recognized during the period. In addition, the effective tax rate was impacted by a beneficial geographic mix of earnings.

During the nine months ended September 30, 2020, a number of countries enacted economic stimulus laws including the CARES Act in the U.S. The Company has evaluated the laws that were passed during the nine months ended September 30, 2020 and does not believe the laws have a material impact on the Company’s effective tax rate or cash flows. A number of the laws, however, have enabled the Company to defer certain eligible tax payments that would have fallen due in earlier quarters.

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

The Company has five operating segments: Index, Analytics, ESG, Real Estate and The Burgiss Group, LLC (“Burgiss”).

The Index operating segment is a provider of primarily equity indexes. The indexes are used in many areas of the investment process, including index-linked product creation (e.g., Exchange Traded Funds (“ETFs”) and futures and options), performance benchmarking, portfolio construction and rebalancing, broker-dealer structured products and asset allocation.

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

The following table presents operating revenue by reportable segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Operating revenues
Index	$255,691	$237,427	$747,855	$677,750
Analytics	128,337	123,603	381,408	368,719
All Other	41,305	33,221	122,466	104,721
Total	$425,333	$394,251	$1,251,729	$1,151,190

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Index Adjusted EBITDA	$194,720	$177,680	$561,563	$493,806
Analytics Adjusted EBITDA	45,056	37,797	127,540	113,266
All Other Adjusted EBITDA	9,671	5,312	26,271	23,220
Total operating segment profitability	249,447	220,789	715,374	630,292
2016 Multi-Year PSUs grant payroll tax expense	—	—	—	15,389
Amortization of intangible assets	14,333	12,361	42,171	36,167
Depreciation and amortization of property, equipment and leasehold improvements	7,494	7,209	22,524	22,464
Operating income	227,620	201,219	650,679	556,272
Other expense (income), net	38,577	32,471	159,620	99,487
Provision for income taxes	6,685	31,765	45,453	15,920
Net income	$182,358	$136,983	$445,606	$440,865

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Operating revenues
Americas:
United States	$180,206	$177,154	$537,071	$516,568
Other	18,039	15,878	52,686	48,669
Total Americas	198,245	193,032	589,757	565,237

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	65,155	60,856	193,042	174,984
Other	90,539	80,022	268,677	237,745
Total EMEA	155,694	140,878	461,719	412,729

Asia & Australia:
Japan	19,885	18,171	59,002	52,838
Other	51,509	42,170	141,251	120,386
Total Asia & Australia	71,394	60,341	200,253	173,224

Total	$425,333	$394,251	$1,251,729	$1,151,190

Long-lived assets consist of property, equipment, leasehold improvements, goodwill and intangible assets, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	September 30,	December 31,
	2020	2019
	(in thousands)
Long-lived assets
Americas:
United States	$1,754,130	$1,781,667
Other	5,026	6,398
Total Americas	1,759,156	1,788,065

EMEA:
United Kingdom	77,802	81,338
Other	36,510	36,433
Total EMEA	114,312	117,771

Asia & Australia:
Japan	378	398
Other	8,354	8,829
Total Asia & Australia	8,732	9,227

Total	$1,882,200	$1,915,063

12. EQUITY METHOD INVESTMENT

In January 2020, MSCI entered into a strategic relationship with Burgiss, a global provider of investment decision support tools for private capital. The Company acquired a 40% non-controlling interest for $190.8 million, including capitalized costs, which is accounted for as an equity method investment with the Company’s share of Burgiss’ earnings being recognized in “Other expense (income), net” in the Condensed Consolidated Statements of Income. The Company is applying a policy election to recognize its share of Burgiss’ earnings on a three-month lag. Accordingly, the Company has recognized in its results of operations an immaterial amount in earnings related to its investment in Burgiss in both the three months and nine months ended September 30, 2020. MSCI has also elected to apply the nature of the distribution approach to determine the classification of the distributions it receives from its equity method investee. In the three months ended September 30, 2020, MSCI received an immaterial amount in distributions from its equity method investee.

The Company’s investment substantially exceeds the Company’s share of the underlying equity of Burgiss. A portion of this excess, representing the excess of the fair value of Burgiss’ intangible assets over their book value, is amortized into “Other expense (income), net” over the useful lives of the respective intangible assets.

13. SUBSEQUENT EVENTS

On October 26, 2020, the Board of Directors declared a quarterly cash dividend of $0.78 per share for the three months ending December 31, 2020 (“fourth quarter 2020”). The fourth quarter 2020 dividend is payable on November 30, 2020 to shareholders of record as of the close of trading on November 13, 2020.

Subsequent to the nine months ended September 30, 2020 and through October 23, 2020, the Company repurchased an additional 0.1 million shares of common stock at an average price of $347.26 per share for a total value of $51.0 million.

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

As of September 30, 2020, we served over 7,900 clients in more than 90 countries. To calculate the number of clients, we use the shipping address of the ultimate customer utilizing the product, which counts affiliates, user locations or business units within a single organization as separate clients. If we aggregate all related clients under their respective parent entity, the number of clients would be over 4,300, as of September 30, 2020. As of September 30, 2020, we had offices in more than 30 cities across more than 20 countries to help serve our diverse client base, with 47.1% of our revenues coming from clients in the Americas, 36.9% in EMEA and 16.0% in Asia and Australia.

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

The discussion of our results of operations for the three and nine months ended September 30, 2020 and 2019 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

The following table presents the results of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019		2020	2019	% Change
	(in thousands, except per share data)
Operating revenues	$425,333	$394,251	7.9%	$1,251,729	$1,151,190	8.7%
Operating expenses:
Cost of revenues	70,704	70,486	0.3%	215,769	224,807	(4.0%)
Selling and marketing	52,668	52,107	1.1%	159,834	159,812	0.0%
Research and development	24,901	24,310	2.4%	73,997	71,234	3.9%
General and administrative	27,613	26,559	4.0%	86,755	80,434	7.9%
Amortization of intangible assets	14,333	12,361	16.0%	42,171	36,167	16.6%
Depreciation and amortization of property, equipment and leasehold improvements	7,494	7,209	4.0%	22,524	22,464	0.3%
Total operating expenses	197,713	193,032	2.4%	601,050	594,918	1.0%
Operating income	227,620	201,219	13.1%	650,679	556,272	17.0%
Other expense (income), net	38,577	32,471	18.8%	159,620	99,487	60.4%
Income before provision for income taxes	189,043	168,748	12.0%	491,059	456,785	7.5%
Provision for income taxes	6,685	31,765	(79.0%)	45,453	15,920	185.5%
Net income	$182,358	$136,983	33.1%	$445,606	$440,865	1.1%

Earnings per basic common share	$2.18	$1.62	34.6%	$5.30	$5.21	1.7%

Earnings per diluted common share	$2.16	$1.60	35.0%	$5.26	$5.15	2.1%

Operating margin	53.5%	51.0%		52.0%	48.3%

Operating Revenues

Our revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group revenues by major product or reportable segment as follows: Index, Analytics and All Other, which includes the ESG and Real Estate product lines.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)
Recurring subscriptions	$313,190	$288,108	8.7%	$927,499	$859,621	7.9%
Asset-based fees	100,371	96,013	4.5%	288,642	265,554	8.7%
Non-recurring	11,772	10,130	16.2%	35,588	26,015	36.8%

Total operating revenues	$425,333	$394,251	7.9%	$1,251,729	$1,151,190	8.7%

Total operating revenues for the three months ended September 30, 2020 increased 7.9% to $425.3 million compared to $394.3 million for the three months ended September 30, 2019. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 7.5% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

For the nine months ended September 30, 2020, the increase was 8.7%, growing to $1,251.7 million compared to $1,151.2 million for the nine months ended September 30, 2019. The impact of foreign currency exchange rate fluctuations on total operating revenues was negligible.

As a result of the impact of the COVID-19 pandemic, growth in operating revenues from recurring subscriptions may moderate in the near term. In addition, the volatility in the global equity markets may adversely impact AUM levels which in turn may impact future operating revenues from asset-based fees.

Operating revenues from recurring subscriptions for the three months ended September 30, 2020 increased 8.7% to $313.2 million compared to $288.1 million for the three months ended September 30, 2019, primarily driven by growth in Index products, which increased $13.0 million, or 9.7%, growth in ESG products, which increased $5.6 million, or 24.8%, and growth in Analytics products, which increased $4.1 million, or 3.4%. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 8.2% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

For the nine months ended September 30, 2020, the increase was 7.9%, growing to $927.5 million compared to $859.6 million for the nine months ended September 30, 2019, primarily driven by growth in Index products, which increased $38.4 million, or 9.8%, growth in ESG products, which increased $13.9 million, or 21.4%, and growth in Analytics products, which increased $12.6 million, or 3.5%. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

Operating revenues from asset-based fees for the three months ended September 30, 2020 increased 4.5% to $100.4 million compared to $96.0 million for the three months ended September 30, 2019. The increase in asset-based fees was primarily driven by an increase in revenues from ETFs linked to MSCI indexes and non-ETF indexed funds linked to MSCI indexes. The increase in revenues from ETFs linked to MSCI indexes was driven by a 10.2% increase in average AUM in equity ETFs, partially offset by the impact of a change in product mix. Revenue growth from non-ETF indexed funds linked to MSCI indexes was primarily driven by an increase in average AUM. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

For the nine months ended September 30, 2020, revenues from asset-based fees increased 8.7% to $288.6 million compared to $265.6 million for the nine months ended September 30, 2019. The increase in asset-based fees was primarily driven by a strong increase in revenues from exchange traded futures and options contracts linked to MSCI indexes, primarily driven by price and volume increases. The increase was also driven by higher revenues from non-ETF indexed funds linked to MSCI indexes, primarily driven by an increase in average AUM. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

The following table presents the value of AUM in equity ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2019				2020
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
AUM in equity ETFs linked to MSCI indexes(1), (2), (3)	$802.2	$819.3	$815.0	$934.4	$709.5	$825.4	$908.9

Sequential Change in Value
Market Appreciation/(Depreciation)	$78.3	$14.9	$(9.2)	$63.5	$(216.5)	$117.4	$57.0
Cash Inflows	28.3	2.2	4.9	55.9	(8.4)	(1.5)	26.5
Total Change	$106.6	$17.1	$(4.3)	$119.4	$(224.9)	$115.9	$83.5

The following table presents the average value of AUM in equity ETFs linked to MSCI indexes for the periods indicated:

	2019				2020
(in billions)	March	June	September	December	March	June	September
AUM in equity ETFs linked to MSCI indexes(1), (2), (3)
Quarterly average	$766.0	$811.4	$810.9	$869.1	$877.1	$776.9	$893.4
Year-to-date average	$766.0	$788.7	$796.1	$814.4	$877.1	$827.0	$849.1

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

The average value of AUM in equity ETFs linked to MSCI equity indexes for the three months ended September 30, 2020 was $893.4 billion, up $82.5 billion, or 10.2%, from $810.9 billion for the three months ended September 30, 2019. For the nine months ended September 30, 2020, it was $849.1 billion, up $53.0 billion, or 6.7%, from $796.1 billion for the nine months ended September 30, 2019.

Non-recurring revenues for the three months ended September 30, 2020 increased 16.2% to $11.8 million compared to $10.1 million for the three months ended September 30, 2019, primarily driven by growth in Index products, which increased $0.9 million, or 11.5%.

For the nine months ended September 30, 2020, the increase was 36.8%, growing to $35.6 million compared to $26.0 million for the nine months ended September 30, 2019, primarily driven by growth in Index products, which increased $8.6 million, or 45.4%.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$146,387	$133,403	9.7%	$431,631	$393,222	9.8%
Asset-based fees	100,371	96,013	4.5%	288,642	265,554	8.7%
Non-recurring	8,933	8,011	11.5%	27,582	18,974	45.4%
Index total	255,691	237,427	7.7%	747,855	677,750	10.3%

Analytics
Recurring subscriptions	126,251	122,120	3.4%	376,505	363,929	3.5%
Non-recurring	2,086	1,483	40.7%	4,903	4,790	2.4%
Analytics total	128,337	123,603	3.8%	381,408	368,719	3.4%

All Other
Recurring subscriptions	40,552	32,585	24.4%	119,363	102,470	16.5%
Non-recurring	753	636	18.4%	3,103	2,251	37.8%
All Other total	41,305	33,221	24.3%	122,466	104,721	16.9%
Total operating revenues	$425,333	$394,251	7.9%	$1,251,729	$1,151,190	8.7%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)
Operating expenses:
Cost of revenues	$70,704	$70,486	0.3%	$215,769	$224,807	(4.0%)
Selling and marketing	52,668	52,107	1.1%	159,834	159,812	0.0%
Research and development	24,901	24,310	2.4%	73,997	71,234	3.9%
General and administrative	27,613	26,559	4.0%	86,755	80,434	7.9%
Amortization of intangible assets	14,333	12,361	16.0%	42,171	36,167	16.6%
Depreciation and amortization of property, equipment and leasehold improvements	7,494	7,209	4.0%	22,524	22,464	0.3%
Total operating expenses	$197,713	$193,032	2.4%	$601,050	$594,918	1.0%

Total operating expenses for the three months ended September 30, 2020 increased 2.4% to $197.7 million compared to $193.0 million for the three months ended September 30, 2019. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 2.2% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

For the nine months ended September 30, 2020, the increase was 1.0%, growing to $601.1 million compared to $594.9 million for the nine months ended September 30, 2019. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 2.0% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

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

Cost of revenues for the three months ended September 30, 2020 was relatively flat at $70.7 million compared to $70.5 million for the three months ended September 30, 2019.

For the nine months ended September 30, 2020, the decrease was 4.0% to $215.8 million compared to $224.8 million for the nine months ended September 30, 2019, reflecting decreases across the Analytics and Index reportable segments, partially offset by an increase in the All Other reportable segment. The change was driven by the absence of $7.0 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized in 2019, and decreases in other compensation and benefits costs, primarily relating to lower incentive compensation, as well as lower non-compensation costs, reflecting lower travel and entertainment costs, partially offset by higher information technology costs.

Selling and Marketing

Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations.

Selling and marketing expenses for the three months ended September 30, 2020 increased 1.1% to $52.7 million compared to $52.1 million for the three months ended September 30, 2019, driven by higher costs in the All Other reportable segment, partially offset by lower costs in the Index and Analytics reportable segments. The change was driven by increases in compensation and benefits costs, including wages and salaries and severance costs, partially offset by decreases in non-compensation costs, primarily relating to lower travel and entertainment costs.

For the nine months ended September 30, 2020, it was flat at $159.8 million compared to the nine months ended September 30, 2019, with higher costs in the All Other and Analytics reportable segments, offset by lower costs in the Index reportable segment. The higher costs reflect increases in compensation and benefits costs, primarily relating to higher wages and salaries and benefits costs, offset by the absence of $4.5 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized in 2019 and lower non-compensation costs, including travel and entertainment costs and marketing costs.

Research and Development

R&D expenses consist of the costs to develop new or enhance existing products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support associated with these efforts.

R&D expenses for the three months ended September 30, 2020 increased 2.4% to $24.9 million compared to $24.3 million for the three months ended September 30, 2019, reflecting higher investments in the Index and All Other reportable segments, partially offset by lower investment in the Analytics reportable segment. The change was driven by increases in compensation and benefits costs, including wages and salaries and severance costs, partially offset by decreases in non-compensation costs, primarily relating to lower travel and entertainment costs.

For the nine months ended September 30, 2020, the increase was 3.9%, growing to $74.0 million compared to $71.2 million for the nine months ended September 30, 2019, reflecting higher investments in the All Other and Index reportable segments, partially offset by lower investment in the Analytics reportable segment. The change was driven by increases in compensation and benefits costs, including wages and salaries and severance costs.

General and Administrative

G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service.

G&A expenses for the three months ended September 30, 2020 increased 4.0% to $27.6 million compared to $26.6 million for the three months ended September 30, 2019, reflecting increases across all three reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher severance costs, partially offset by decreases in non-compensation costs.

For the nine months ended September 30, 2020, the increase was 7.9%, growing to $86.8 million compared to $80.4 million for the nine months ended September 30, 2019, reflecting increases across all three reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation, wages and salaries and severance costs, partially offset by the absence of $3.5 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized in 2019 and lower non-compensation costs.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)
Compensation and benefits	$129,920	$122,009	6.5%	$395,985	$388,496	1.9%
Non-compensation expenses	45,966	51,453	(10.7%)	140,370	147,791	(5.0%)
Amortization of intangible assets	14,333	12,361	16.0%	42,171	36,167	16.6%
Depreciation and amortization of property, equipment and leasehold improvements	7,494	7,209	4.0%	22,524	22,464	0.3%
Total operating expenses	$197,713	$193,032	2.4%	$601,050	$594,918	1.0%

Compensation and Benefits

Compensation and benefits costs are our most significant expense and typically represent approximately 65% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 3,545 and 3,358 employees as of September 30, 2020 and 2019, respectively, reflecting a 5.6% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of September 30, 2020, 64.2% of our employees were located in emerging market centers compared to 63.3% as of September 30, 2019.

Compensation and benefits costs for the three months ended September 30, 2020 increased 6.5% to $129.9 million compared to $122.0 million for the three months ended September 30, 2019, driven by higher severance costs, wages and salaries and benefits costs, partially offset by lower incentive compensation costs.

For the nine months ended September 30, 2020, the increase was 1.9%, growing to $396.0 million compared to $388.5 million for the nine months ended September 30, 2019, primarily driven by higher wages and salaries, benefits costs and severance costs, partially offset by the absence of $15.4 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized in 2019.

A significant portion of the incentive compensation component of operating expenses is based on the achievement of a number of financial and operating metrics. In a scenario where operating revenue growth and profitability moderate as a result of the impact of the COVID-19 pandemic, incentive compensation is expected to decrease accordingly.

Non-Compensation Expenses

Non-compensation expenses for the three months ended September 30, 2020 decreased 10.7% to $46.0 million compared to $51.5 million for the three months ended September 30, 2019, primarily driven by lower travel and entertainment costs and professional fees.

For the nine months ended September 30, 2020, the decrease was 5.0%, declining to $140.4 million compared to $147.8 million for the nine months ended September 30, 2019, primarily driven by lower travel and entertainment and marketing costs, partially offset by higher information technology costs.

Fixed costs constitute a significant portion of the non-compensation component of operating expenses. The discretionary non-compensation component of operating expenses could, however, be reduced in the near-term in a scenario where operating revenue growth moderates as a result of the COVID-19 pandemic.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and internal capitalized software projects recognized over their estimated useful lives. Amortization of intangible assets expense for the three months ended September 30, 2020 increased 16.0% to $14.3 million compared to $12.4 million for the three months ended September 30, 2019, primarily driven by higher amortization of internally developed capitalized software.

For the nine months ended September 30, 2020, it increased 16.6% to $42.2 million compared to $36.2 million for the nine months ended September 30, 2019, primarily driven by higher amortization of internally developed capitalized software.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of furniture and fixtures, computer and related equipment and leasehold improvements over the estimated useful life of the assets. Depreciation and amortization of property, equipment and leasehold improvements for the three months ended September 30, 2020 increased 4.0% to $7.5 million compared to $7.2 million for the three months ended September 30, 2019. The increase was primarily the result of higher depreciation on computer and related equipment and furniture.

For the nine months ended September 30, 2020, it remained consistent at $22.5 million compared to the nine months ended September 30, 2019.

Other Expense (Income), Net

Other expense (income), net for the three months ended September 30, 2020 increased 18.8% to $38.6 million compared to $32.5 million for the three months ended September 30, 2019. The increase in net expenses was primarily driven by lower interest income due to lower rates earned on cash balances and higher interest expense associated with the higher outstanding debt during the three months ended September 30, 2020.

For the nine months ended September 30, 2020, it increased 60.4% to $159.6 million compared to $99.5 million for the nine months ended September 30, 2019. The increase in net expenses was primarily driven by the $35.0 million and $10.0 million loss on debt extinguishment associated with the redemption of all of the outstanding $800.0 million aggregate principal amount of the 2025 Senior Notes (“2025 Senior Notes Redemption”) and the redemption of all of the remaining $300.0 million of the 5.250% Senior Notes due 2024 (“2024 Senior Notes Redemption”), respectively. The loss on debt extinguishment associated with the 2025 Senior Notes included an applicable premium of approximately $29.5 million (as defined in the indenture governing the terms of the 2025 Senior Notes) and the write-off of approximately $5.5 million of unamortized debt issuance costs. The loss on debt extinguishment associated with the 2024 Senior Notes Redemption included a redemption price of approximately $7.9 million (as set forth in the indenture governing the terms of the 2024 Senior Notes) and the write-off of approximately $2.1 million of unamortized debt issuance costs. In addition, the increase reflects higher interest expense associated with the higher outstanding debt during the nine months ended September 30, 2020 and lower interest income due to lower rates earned on cash balances.

Income Taxes

The Company’s provision for income taxes for the three months ended September 30, 2020 and 2019 was $6.7 million and $31.8 million, respectively. These amounts reflect effective tax rates of 3.5% and 18.8% for the three months ended September 30, 2020 and 2019, respectively.

For the three months ended September 30, 2020, the effective tax rate of 3.5% reflects the Company’s estimate of the effective tax rate for the period which was impacted by certain favorable discrete items totaling $27.7 million. These discrete items primarily related to the $20.8 million tax impact from the favorable impact on prior years of final regulations released during the three months ended September 30, 2020 clarifying certain provisions established in the 2017 Tax Act. Also included in the discrete items is a $5.5 million benefit related to the revaluation of the cost of deemed repatriation of foreign earnings.

For the three months ended September 30, 2019, the effective tax rate of 18.8% reflected the Company’s estimate of the effective tax rate for the period which was impacted by $4.1 million of discrete tax benefits related to the resolution of certain prior years’ items. In addition, the effective tax rate was also impacted by a beneficial geographic mix of earnings and lower anticipated taxes on the repatriation of foreign earnings.

The Company’s provision for income taxes for the nine months ended September 30, 2020 and 2019 was $45.5 million and $15.9 million, respectively. These amounts reflect effective tax rates of 9.3% and 3.5% for the nine months ended September 30, 2020 and 2019, respectively.

For the nine months ended September 30, 2020, the effective tax rate of 9.3% reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $61.7 million. These discrete items primarily related to $21.9 million of excess tax benefits recognized on the conversion of equity awards during the period, $20.8 million tax impact from the favorable impact on prior years of final regulations released during the three months ended September 30, 2020 clarifying certain provisions established in the 2017 Tax Act and $11.5 million related to the tax impact of loss on debt extinguishment recognized during the period on the 2024 Senior Notes Redemption and 2025 Senior Notes Redemption. Also included in the discrete items is a $6.3 million benefit related to the revaluation of the cost of deemed repatriation of foreign earnings.

For the nine months ended September 30, 2019, the effective tax rate of 3.5% reflected the Company’s estimate of the effective tax rate for the period and was impacted by certain discrete items totaling $82.7 million. These discrete items primarily related to $66.6 million of excess tax benefits recognized on the conversion of the 2016 Multi-Year PSUs and $10.8 million of excess tax benefits related to the conversion of other equity awards recognized during the period. In addition, the effective tax rate was impacted by a beneficial geographic mix of earnings.

Net Income

As a result of the factors described above, net income for the three months ended September 30, 2020 increased 33.1% to $182.4 million compared to $137.0 million for the three months ended September 30, 2019 and for the nine months ended September 30, 2020, it increased 1.1% to $445.6 million compared to $440.9 million for the nine months ended September 30, 2019.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 decreased by 1.4% and 1.3%, respectively. The decreases primarily reflect the impact of share repurchases made prior to September 30, 2020 pursuant to the 2019 Repurchase Program and the vesting of the restricted stock units that were included in the dilutive share count in the prior year.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, the weighted average shares outstanding remained flat.

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

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)
Operating revenues	$425,333	$394,251	7.9%	$1,251,729	$1,151,190	8.7%
Adjusted EBITDA expenses	175,886	173,462	1.4%	536,355	520,898	3.0%
Adjusted EBITDA	$249,447	$220,789	13.0%	$715,374	$630,292	13.5%
Adjusted EBITDA margin %	58.6%	56.0%		57.2%	54.8%
Operating margin %	53.5%	51.0%		52.0%	48.3%

Adjusted EBITDA for the three months ended September 30, 2020 increased 13.0% to $249.4 million compared to $220.8 million for the three months ended September 30, 2019. Adjusted EBITDA margin for the three months ended September 30, 2020 increased to 58.6% compared to 56.0% for the three months ended September 30, 2019. The increase in Adjusted EBITDA margin reflects a higher rate of growth in operating revenues as compared to the rate of growth of Adjusted EBITDA expenses.

For the nine months ended September 30, 2020, Adjusted EBITDA increased 13.5% to $715.4 million compared to $630.3 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, Adjusted EBITDA margin increased to 57.2% compared to 54.8% for the nine months ended September 30, 2019. The increase in Adjusted EBITDA margin reflects a higher rate of growth in operating revenues as compared to the rate of growth of Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Index Adjusted EBITDA	$194,720	$177,680	$561,563	$493,806
Analytics Adjusted EBITDA	45,056	37,797	127,540	113,266
All Other Adjusted EBITDA	9,671	5,312	26,271	23,220
Consolidated Adjusted EBITDA	249,447	220,789	715,374	630,292
2016 Multi-Year PSUs grant payroll tax expense	—	—	—	15,389
Amortization of intangible assets	14,333	12,361	42,171	36,167
Depreciation and amortization of property, equipment and leasehold improvements	7,494	7,209	22,524	22,464
Operating income	227,620	201,219	650,679	556,272
Other expense (income), net	38,577	32,471	159,620	99,487
Provision for income taxes	6,685	31,765	45,453	15,920
Net income	$182,358	$136,983	$445,606	$440,865

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Index Adjusted EBITDA expenses	$60,971	$59,747	$186,292	$183,944
Analytics Adjusted EBITDA expenses	83,281	85,806	253,868	255,453
All Other Adjusted EBITDA expenses	31,634	27,909	96,195	81,501
Consolidated Adjusted EBITDA expenses	175,886	173,462	536,355	520,898
2016 Multi-Year PSUs grant payroll tax expense	—	—	—	15,389
Amortization of intangible assets	14,333	12,361	42,171	36,167
Depreciation and amortization of property, equipment and leasehold improvements	7,494	7,209	22,524	22,464
Total operating expenses	$197,713	$193,032	$601,050	$594,918

The discussion of the segment results is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$146,387	$133,403	9.7%	$431,631	$393,222	9.8%
Asset-based fees	100,371	96,013	4.5%	288,642	265,554	8.7%
Non-recurring	8,933	8,011	11.5%	27,582	18,974	45.4%
Operating revenues total	255,691	237,427	7.7%	747,855	677,750	10.3%
Adjusted EBITDA expenses	60,971	59,747	2.0%	186,292	183,944	1.3%
Adjusted EBITDA	$194,720	$177,680	9.6%	$561,563	$493,806	13.7%
Adjusted EBITDA margin %	76.2%	74.8%		75.1%	72.9%

Revenues related to Index products for the three months ended September 30, 2020 increased 7.7% to $255.7 million compared to $237.4 million for the three months ended September 30, 2019 and for the nine months ended September 30, 2020, the increase was 10.3%, growing to $747.9 million compared to $677.8 million for the nine months ended September 30, 2019.

Recurring subscriptions for the three months ended September 30, 2020 increased 9.7% to $146.4 million compared to $133.4 million for the three months ended September 30, 2019. The increase was primarily driven by growth in core products, strong growth in factor and ESG/Climate index products and growth in custom index products. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

For the nine months ended September 30, 2020, the increase was 9.8%, growing to $431.6 million compared to $393.2 million for the nine months ended September 30, 2019. The increase was driven by strong growth in core products, factor and ESG/Climate index products and custom index products. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

Revenues from asset-based fees for the three months ended September 30, 2020 increased 4.5% to $100.4 million compared to $96.0 million for the three months ended September 30, 2019. The increase in asset-based fees was primarily driven by an increase in revenues from ETFs linked to MSCI indexes and non-ETF indexed funds linked to MSCI indexes. The increase in revenues from ETFs linked to MSCI indexes was driven by a 10.2% increase in average AUM in equity ETFs, partially offset by the impact of a change in product mix. Revenue growth from non-ETF indexed funds linked to MSCI indexes was primarily driven by an increase in average AUM. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

For the nine months ended September 30, 2020, the increase was 8.7%, growing to $288.6 million compared to $265.6 million for the nine months ended September 30, 2019. The increase in asset-based fees was primarily driven by a strong increase in revenues from exchange traded futures and options contracts linked to MSCI indexes, primarily driven by higher volumes from new and existing agreements. The increase was also driven by higher revenues from non-ETF indexed funds linked to MSCI indexes, primarily driven by an increase in average AUM. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

Non-recurring revenues for the three months ended September 30, 2020 increased 11.5% to $8.9 million compared to $8.0 million for the three months ended September 30, 2019. The increase was driven by higher contributions from licenses of historical data.

For the nine months ended September 30, 2020 the increase was 45.4%, growing to $27.6 million compared to $19.0 million for the nine months ended September 30, 2019. The increase was primarily driven by the recognition of higher fees resulting from the finalization of fees with clients.

Index segment Adjusted EBITDA expenses for the three months ended September 30, 2020 increased 2.0% to $61.0 million compared to $59.7 million for the three months ended September 30, 2019, reflecting higher expenses across the cost of revenues, R&D and G&A expense activity categories, partially offset by lower expenses across the selling and marketing expense activity category. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 1.8% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

For the nine months ended September 30, 2020, the increase was 1.3%, growing to $186.3 million compared to $183.9 million for the nine months ended September 30, 2019, reflecting higher expenses across the G&A, R&D and cost of revenues expense activity categories, partially offset by lower expenses across the selling and marketing expense activity category. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 2.2% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$126,251	$122,120	3.4%	$376,505	$363,929	3.5%
Non-recurring	2,086	1,483	40.7%	4,903	4,790	2.4%
Operating revenues total	128,337	123,603	3.8%	381,408	368,719	3.4%
Adjusted EBITDA expenses	83,281	85,806	(2.9%)	253,868	255,453	(0.6%)
Adjusted EBITDA	$45,056	$37,797	19.2%	$127,540	$113,266	12.6%
Adjusted EBITDA margin %	35.1%	30.6%		33.4%	30.7%

Analytics segment revenues for the three months ended September 30, 2020 increased 3.8% to $128.3 million compared to $123.6 million for the three months ended September 30, 2019, primarily driven by growth in Multi-Asset Class Analytics products. The impact of foreign currency exchange rate fluctuations on Analytics segment revenues was negligible.

For the nine months ended September 30, 2020, the increase was 3.4%, growing to $381.4 million compared to $368.7 million for the nine months ended September 30, 2019, primarily driven by growth in Multi-Asset Class Analytics products. The impact of foreign currency exchange rate fluctuations on Analytics segment revenues was negligible.

Analytics segment Adjusted EBITDA expenses for the three months ended September 30, 2020 decreased 2.9% to $83.3 million compared to $85.8 million for the three months ended September 30, 2019, primarily driven by lower expenses across the cost of revenues, R&D and selling and marketing expense activity categories, partially offset by higher expenses across the G&A expense activity category. The impact of foreign currency exchange rate fluctuations on Analytics segment Adjusted EBITDA expenses was negligible.

For the nine months ended September 30, 2020, the decrease was 0.6%, declining to $253.9 million compared to $255.5 million for the nine months ended September 30, 2019, primarily driven by lower expenses across the cost of revenues and R&D expense activity categories, partially offset by higher expenses across the selling and marketing and G&A expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 0.5% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

All Other Segment

The following table presents the results for the All Other segment for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$40,552	$32,585	24.4%	$119,363	$102,470	16.5%
Non-recurring	753	636	18.4%	3,103	2,251	37.8%
Operating revenues total	41,305	33,221	24.3%	122,466	104,721	16.9%
Adjusted EBITDA expenses	31,634	27,909	13.3%	96,195	81,501	18.0%
Adjusted EBITDA	$9,671	$5,312	82.1%	$26,271	$23,220	13.1%
Adjusted EBITDA margin %	23.4%	16.0%		21.5%	22.2%

All Other segment revenues for the three months ended September 30, 2020 increased 24.3% to $41.3 million compared to $33.2 million for the three months ended September 30, 2019. The increase in All Other revenues was driven by a $5.8 million, or

25.6%, increase in ESG revenues to $28.5 million and a $2.3 million, or 21.6%, increase in Real Estate revenues to $12.8 million. The increase in ESG revenues was primarily driven by strong growth from Ratings, Climate and Screening products. The increase in Real Estate revenues was primarily driven by strong growth in Enterprise Analytics and Global Intel products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other operating revenues would have increased 20.6%, ESG revenues would have increased 22.3% and Real Estate revenues would have increased 16.7% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

For the nine months ended September 30, 2020, All Other segment revenues increased 16.9% to $122.5 million compared to $104.7 million for the nine months ended September 30, 2019. The increase in All Other revenues was driven by a $14.3 million, or 21.9%, increase in ESG revenues to $80.1 million and by a $3.4 million, or 8.7%, increase in Real Estate revenues to $42.4 million. The increase in ESG revenues was primarily driven by strong growth in Ratings, Climate and Screening products. The increase in Real Estate revenues was primarily driven by strong growth from our Global Intel products and growth from our Enterprise Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other operating revenues would have increased 17.3%, ESG revenues would have increased 21.8% and Real Estate revenues would have increased 9.5% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

All Other segment Adjusted EBITDA expenses for the three months ended September 30, 2020 increased 13.3% to $31.6 million compared to $27.9 million for the three months ended September 30, 2019, driven by higher expenses attributable primarily to ESG operations. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 12.4% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

For the nine months ended September 30, 2020, the increase was 18.0%, growing to $96.2 million compared to $81.5 million for the nine months ended September 30, 2019, driven by higher expenses attributable primarily to ESG operations. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 19.0% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes or discounts;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign currency exchange rates; and

•	the impact of acquisitions and divestitures.

The following table presents the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
	September 30,	September 30,	%
	2020	2019	Change
	(in thousands)
Index:
Recurring subscriptions	$598,799	$544,059	10.1%
Asset-based fees	401,196	356,013	12.7%
Index total	999,995	900,072	11.1%

Analytics	544,315	509,261	6.9%

All Other	175,243	141,283	24.0%

Total Run Rate	$1,719,553	$1,550,616	10.9%

Recurring subscriptions total	$1,318,357	$1,194,603	10.4%
Asset-based fees	401,196	356,013	12.7%
Total Run Rate	$1,719,553	$1,550,616	10.9%

Total Run Rate grew 10.9% to $1,719.6 million as of September 30, 2020 compared to $1,550.6 million as of September 30, 2019. Recurring subscriptions Run Rate grew 10.4% to $1,318.4 million as of September 30, 2020 compared to $1,194.6 million as of September 30, 2019. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 9.6% as of September 30, 2020 compared to September 30, 2019.

Run Rate from asset-based fees increased 12.7% to $401.2 million as of September 30, 2020 from $356.0 million as of September 30, 2019, primarily driven by higher volume in futures and options, higher AUM in equity ETFs linked to MSCI indexes and higher AUM non-ETF indexed funds linked to MSCI indexes. Offsetting the impact of the increase in AUM in equity ETFs linked to MSCI indexes was a change in product mix, which was the primary driver of a decline in period-end basis point fees to 2.67 as of September 30, 2020 from 2.81 as of September 30, 2019. As of September 30, 2020, the value of AUM in equity ETFs linked to MSCI indexes was $908.9 billion, up $93.9 billion, or 11.5%, from $815.0 billion as of September 30, 2019. The increase of $93.9 billion consisted of net inflows of $72.5 billion and market appreciation of $21.4 billion.

Index recurring subscriptions Run Rate grew 10.1% to $598.8 million as of September 30, 2020 compared to $544.1 million as of September 30, 2019, primarily driven by strong growth in core products, custom and specialized index products and factor and ESG/Climate index products, with growth across all our regions and client segments.

Run Rate from Analytics products increased 6.9% to $544.3 million as of September 30, 2020 compared to $509.3 million as of September 30, 2019, primarily driven by growth in Multi-Asset Class Analytics products with increases across all regions. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 5.9% as of September 30, 2020.

Run Rate from All Other products increased 24.0% to $175.2 million as of September 30, 2020 compared to $141.3 million as of September 30, 2019. The $34.0 million increase was driven by a $29.1 million, or 31.2%, increase in ESG Run Rate to $122.3 million, and a $4.9 million, or 10.2%, increase in Real Estate Run Rate to $52.9 million. The increase in ESG Run Rate was primarily driven by strong growth in Ratings and Climate products. The increase in Real Estate Run Rate was primarily driven by growth in Global Intel and Enterprise Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG Run Rate would have increased 28.6%, All Other Run Rate would have increased 21.1% and Real Estate Run Rate would have increased 6.5% as of September 30, 2020 compared to September 30, 2019.

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

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	%	September 30,	September 30,	%
	2020	2019	Change	2020	2019	Change
	(in thousands)
New recurring subscription sales
Index	$18,743	$17,553	6.8%	$58,073	$54,408	6.7%
Analytics	15,229	15,285	(0.4%)	41,426	41,705	(0.7%)
All Other	9,344	7,495	24.7%	29,861	22,724	31.4%
New recurring subscription sales total	43,316	40,333	7.4%	129,360	118,837	8.9%

Subscription cancellations
Index	(7,050)	(5,066)	39.2%	(19,589)	(13,033)	50.3%
Analytics	(8,211)	(7,854)	4.5%	(27,008)	(22,720)	18.9%
All Other	(1,871)	(1,002)	86.7%	(6,167)	(4,179)	47.6%
Subscription cancellations total	(17,132)	(13,922)	23.1%	(52,764)	(39,932)	32.1%

Net new recurring subscription sales
Index	11,693	12,487	(6.4%)	38,484	41,375	(7.0%)
Analytics	7,018	7,431	(5.6%)	14,418	18,985	(24.1%)
All Other	7,473	6,493	15.1%	23,694	18,545	27.8%
Net new recurring subscription sales total	26,184	26,411	(0.9%)	76,596	78,905	(2.9%)

Non-recurring sales
Index	10,001	9,029	10.8%	30,734	20,092	53.0%
Analytics	2,562	4,876	(47.5%)	7,486	10,084	(25.8%)
All Other	247	487	(49.3%)	1,852	1,571	17.9%
Non-recurring sales total	12,810	14,392	(11.0%)	40,072	31,747	26.2%

Gross sales
Index	$28,744	$26,582	8.1%	$88,807	$74,500	19.2%
Analytics	17,791	20,161	(11.8%)	48,912	51,789	(5.6%)
All Other	9,591	7,982	20.2%	31,713	24,295	30.5%
Total gross sales	$56,126	$54,725	2.6%	$169,432	$150,584	12.5%

Net sales
Index	$21,694	$21,516	0.8%	$69,218	$61,467	12.6%
Analytics	9,580	12,307	(22.2%)	21,904	29,069	(24.6%)
All Other	7,720	6,980	10.6%	25,546	20,116	27.0%
Total net sales	$38,994	$40,803	(4.4%)	$116,668	$110,652	5.4%

A significant portion of MSCI's operating revenues are derived from subscriptions or licenses of products and services, which are provided over contractually-agreed periods of time that are subject to renewal or cancellation at the end of current contract terms. As of September 30, 2020, cancellations have not deviated significantly from historical levels as a result of the COVID-19 pandemic. However, new sales could moderate and cancellations could increase in the near term as a result of the COVID-19 pandemic.

Retention Rate

The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Index	95.0%	96.0%	95.3%	96.5%
Analytics	93.8%	93.6%	93.2%	93.8%
All Other	95.1%	96.8%	94.6%	95.5%

Total	94.5%	95.0%	94.3%	95.2%

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

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K and also in Note 2, “Recent Accounting Standards Updates,” in the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein. There have been no significant changes in our accounting policies or critical accounting estimates since the end of the fiscal year ended December 31, 2019 other than those described in Note 2, “Recent Accounting Standards Updates” in the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein.

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

Senior Notes and Credit Agreement

We have an aggregate of $3,400.0 million in Senior Notes outstanding and a $400.0 million undrawn Revolving Credit Agreement with a syndicate of banks. See Note 7, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on our Senior Notes and Revolving Credit Agreement.

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of September 30, 2020, our Consolidated Leverage Ratio was 3.31:1.00 and our Consolidated Interest Coverage Ratio was 6.81:1.00. As of September 30, 2020, there were no amounts drawn and outstanding under the Revolving Credit Agreement.

Our non-guarantor subsidiaries under the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $956.6 million, or 57.7%, of our total revenue for the trailing 12 months ended September 30, 2020, approximately $341.0 million, or 40.1%, of our consolidated operating income for the trailing 12 months ended September 30, 2020, and approximately $947.0 million, or 23.0%, of our consolidated total assets (excluding intercompany assets) and $605.0 million, or 13.5%, of our consolidated total liabilities, in each case as of September 30, 2020.

Share Repurchases

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Nine Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
September 30, 2020	$278.69	2,021	$563,336
September 30, 2019	$147.97	690	$102,081

As of September 30, 2020, there was $892.8 million of available authorization remaining under the 2019 Repurchase Program.

Subsequent to the nine months ended September 30, 2020 and through October 23, 2020, the Company repurchased an additional 0.1 million shares of common stock at an average price of $347.26 per share for a total value of $51.0 million.

Cash Dividend

On October 26, 2020, the Board of Directors declared a quarterly cash dividend of $0.78 per share for the three months ending September 30, 2020. The fourth quarter 2020 dividend is payable on November 30, 2020 to shareholders of record as of the close of trading on November 13, 2020.

Cash Flows

	As of
	September 30,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$1,302,858	$1,506,567

Cash and cash equivalents were $1,302.9 million and $1,506.6 million as of September 30, 2020 and December 31, 2019, respectively. We typically seek to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes but may maintain higher minimum cash balances while the COVID-19 pandemic continues to impact global economic markets. As of September 30, 2020 and December 31, 2019, $411.0 million and $321.2 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. As a result of the 2017 Tax Act, we can now more efficiently access a significant portion of our cash held outside of the U.S. in the short-term without being subject to U.S. income taxes. Repatriation of some foreign cash may still be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. The global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.

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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$575,181	$465,880
Net cash used in investing activities	(224,899)	(35,292)
Net cash used in financing activities	(549,484)	(450,315)
Effect of exchange rate changes	(4,507)	(3,299)
Net decrease in cash	$(203,709)	$(23,026)

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $575.2 million and $465.9 million for the nine months ended September 30, 2020 and 2019, respectively. The year-over-year increase was primarily driven by higher cash collections from customers, partially offset by higher payments for income taxes and higher interest payments. As a result of a provision within the Cares Act, we elected to defer estimated payments for income taxes for the year ending December 31, 2020 that historically would have been paid in the six months ended June 30, 2020 into the month of July 2020.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. Historically, the payment of cash for compensation and benefits is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $224.9 million for the nine months ended September 30, 2020 compared to $35.3 million for the nine months ended September 30, 2019. The year-over-year change was primarily driven by the $190.8 million investment in Burgiss.

Cash Flows From Financing Activities

Cash used in financing activities was $549.5 million for the nine months ended September 30, 2020 compared to $450.3 million for the nine months ended September 30, 2019. The year-over-year change was primarily driven by the early redemptions of the 2025 Senior Notes and 2024 Senior Notes, as well as the impact of higher share repurchases. This was partially offset by the impact of the 2031 Senior Notes and 2030 Senior Notes offerings in May 2020 and February 2020, respectively.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the nine months ended September 30, 2020 and 2019, 14.0% and 13.6%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 14.0% of non-U.S. dollar exposure for the nine months ended September 30, 2020, 40.4% was in Euros, 27.2% was in Japanese yen and 24.2% was in British pounds sterling. Of the 13.6% of non-U.S. dollar exposure for the nine months ended September 30, 2019, 41.0% was in Euros, 26.4% was in Japanese yen and 23.0% was in British pounds sterling.

Revenues from index-linked investment products represented 23.1% of operating revenues for both the nine months ended September 30, 2020 and 2019. While a substantial portion of our fees for index-linked investment products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which more than three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 40.7% and 40.6% of our operating expenses for the nine months ended September 30, 2020 and 2019, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Euros, Hong Kong dollars, Swiss francs, and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $1.0 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2020, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended September 30, 2020.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2020-July 31, 2020	4,069	$371.49	—	$1,099,316,000
August 1, 2020-August 31, 2020	6,635	$348.20	6,623	$1,097,011,000
September 1, 2020-September 30, 2020	594,106	$345.35	591,408	$892,756,000
Total	604,810	$345.56	598,031	$892,756,000

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

10.1†

Offer Letter, executed September 24, 2020, between MSCI Inc. and Andrew C. Wiechmann (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on September 25, 2020 and incorporated by reference herein)

10.2†

Change of Employment Status and Release Agreement, entered into on October 5, 2020, between MSCI Inc. and Linda S. Huber (filed as Exhibit 10.1 to the Company’s Form 8-K/A (File No. 001-33812), filed with the SEC on October 7, 2020 and incorporated by reference herein)

11

Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

*	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

*	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

**	32.1	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

*	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 28, 2020

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer and Chief Strategy Officer (Principal Financial Officer)