Form 10-K
period 2020-12-31
MSCI Inc.
filed 2021-02-12
CIK 1408198

f-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES   ☐     NO   ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these securities as reported by The New York Stock Exchange on June 30, 2020) was $27,134,141,425. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 5, 2021, there were 82,574,643 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: Portions of the registrant’s proxy statement for its annual meeting of stockholders, to be held on April 27, 2021, are incorporated herein by reference into Part III of this Form 10-K.

MSCI INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

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

Investors all over the world use our tools and services to gain insights and improve transparency throughout their investment processes, including to help define their investment universe, inform and analyze their asset allocation and portfolio construction decisions, measure and manage portfolio performance and risk, conduct performance attribution, implement sustainable and other investment strategies, design and issue exchange traded funds (“ETFs”) and other indexed financial products, and facilitate reporting to stakeholders.

Our leading, research-enhanced products and services include indexes; portfolio construction and risk management analytics; environmental, social and governance (“ESG”) and climate solutions; and real estate benchmarks, return-analytics and market insights.  Through our integrated franchise we provide solutions across our products and services to support our clients’ dynamic and complex needs. Our content and capabilities can be accessed by our clients through multiple channels and platforms.

We are focused on product innovation to address the evolving needs of our clients in light of changing investment trends and an increasingly complex industry. In order to most effectively serve our clients, we are committed to driving an integrated solutions-based approach, achieving service excellence, enhancing our differentiated research and content, and delivering flexible, cutting-edge technology and platforms.

Clients

Our clients comprise a wide spectrum of the global investment industry and include the following key client types:

•	Asset owners (pension funds, endowments, foundations, central banks, sovereign wealth funds, family offices and insurance companies)
•	Asset managers (institutional funds and accounts, mutual funds, hedge funds, ETFs, insurance products, private banks and real estate investment trusts)
•	Financial intermediaries (banks, broker-dealers, exchanges, custodians, trust companies and investment consultants)
•	Wealth managers (including robo-advisors and self-directed brokerages)
•	Corporates

As of December 31, 2020, we served over 4,400 clients1 in more than 95 countries. For the year ended December 31, 2020, our largest client organization by revenue, BlackRock, accounted for 11.0% of our total revenues, with 94.3% of the revenue from BlackRock coming from fees based on the assets in BlackRock’s ETFs that are based on our indexes.

Industry Trends and Competitive Advantages

We believe we are uniquely positioned to benefit from emerging trends and to help our clients adapt to a large and rapidly expanding and evolving investment industry. Investing has grown in complexity, with more choices across asset classes, security types and geographies. Investors are increasingly looking outside their home countries, and the access to and diversity of investment choices are growing. As a result, the investment process is transforming, reflected in a number of trends we have observed, including:

•	Changing client operating models and business strategies, driven in part by fee compression, changing demographics, the regulatory environment and economics;
•	Increasing use of global and multi-asset class strategies, incorporating private asset investments and factor objectives, as investors seek specific, customized outcomes;
•

Accelerating integration of ESG and climate considerations into investment processes, reporting and products as sustainable investing goes increasingly mainstream and investors increasingly focus on companies with strong sustainability practices as an indicator of long-term resilience especially in light of events such as the COVID-19 pandemic;

•

Continuing growth of indexed investing through indexed investment products such as ETFs, mutual/UCITS funds and annuities, as well as indexed derivatives such as futures, options, structured products and over-the-counter swaps, and other vehicles that seek to track an index as investors increasingly seek lower-cost investment strategies;

•	Increasing demand for data and tools that can be customized by clients to support their unique portfolio construction needs and to provide transparency into their investment objectives; and
•	Growing use of advanced technologies to enhance investment analytics, streamline operations, create efficiencies and gain competitive advantages.

[1]	Represents the aggregate of all related clients under their respective parent entity.

We believe the following competitive advantages position us well to meet client demands in light of these trends:

•

Differentiated research-enhanced content, which is integral to the solutions we provide to clients to help them adapt to a fast-changing marketplace. We are continually developing a wide range of differentiated content and have amassed an extensive database of historical global market data, proprietary equity index data, factor models, private real estate assets benchmark data, risk algorithms and ESG and climate data, all of which are critical components of our clients’ investment processes. This content is grounded in our deep knowledge of the global investment process and fueled by experienced research and product development and data management teams. We consult with clients and other market participants to discuss their needs, investment trends and implications for our business.

•

Strong client relationships supported by a client coverage team with significant industry experience. The coverage team develops and maintains strong and trusted relationships with senior executives and investment professionals at the world’s largest investment institutions. We believe that these relationships and our global operating footprint enable us to better understand our clients’ unique needs and tailor our coverage initiatives to better serve our clients in the markets in which they operate.

•

Flexible, scalable, cutting-edge technology that is used, developed and enhanced by a global team of sophisticated and innovative technology and data professionals. Our technology enables clients to use content created by MSCI, themselves and third parties in an efficient manner and thereby helps them be more cost-effective in their own operations. Our technology allows us to continually improve our overall products and services by more efficiently processing data for distribution and ensuring advanced platform flexibility that provides for easy integration of our solutions into distribution channels and our clients’ workflows.

Strategy

We provide critical tools and solutions that enable investors to manage the transformations taking place in the investment industry, better understand performance and risk, and build portfolios more effectively and efficiently to achieve their investment objectives. We are focused on the following key initiatives to deliver actionable and integrated client solutions:

•

Extend leadership in research-enhanced content across asset classes. We continue to deliver solutions that incorporate proprietary and highly differentiated content based on rich insights from our research and product development team. In addition to continuing to enhance our position as a leader with respect to tools and services for equity investors globally, our strategic priorities with respect to content also include ESG and climate, thematics, factors, fixed income, liquidity and private assets, all of which we believe represent significant growth opportunities. We are focused on expanding our performance and risk capabilities and content across asset classes, which will allow us to provide more tools to our clients that help them pursue and achieve their investment objectives.

•

Enhance distribution and content-enabling technology. We are deploying and developing advanced technology to drive integration and efficiencies, accelerate the pace of innovation and enhance distribution and the client experience. We increasingly utilize proprietary and third-party technologies, including machine learning and artificial intelligence tools, to enhance our ability to gather and analyze data, create content and automate and enhance the efficiency of many of our data processes.

•

Expand solutions that empower client customization. We will further enhance how we support our clients’ investment objectives by embedding our highly differentiated research into solutions that allow clients to incorporate their custom preferences. For example, we will leverage existing capabilities and applications to deliver solutions that will allow clients to reflect their unique risk and return, ESG and climate and thematic preferences, as well as tax optimization strategies in a scalable way.

•

Growth through strengthening existing client relationships and developing new ones. In support of our solutions-driven strategy, we continue to grow our existing offerings by cultivating and expanding relationships across our client base and serving the needs of different client types across multiple asset classes. We remain focused on building the strength and knowledge of our client coverage team to enable them to understand our clients’ needs and educate our clients on the full breadth of our content and capabilities and how using complementary tools can help clients analyze performance and risk across asset classes, investment strategies and geographies. We continue to develop relationships with the following client segments that we believe offer significant growth opportunities: wealth managers, corporates, insurance companies and exchanges, as well as clients in fast-growing regions such as Asia.

•

Execute strategic relationships and acquisitions with complementary content and technology companies.  We regularly evaluate and selectively pursue strategic relationships with, and acquisitions of, providers of unique and differentiated content, products and technologies that we believe have the potential to complement, enhance or expand our offerings and client base. In order to drive value, we target acquisitions and strategic relationships that can be efficiently integrated into our existing operational structure and global sales network. For example, in January 2020, we entered into a strategic relationship with The Burgiss Group, LLC (“Burgiss”), a global provider of investment decision support tools for private capital, that is intended to accelerate and expand the data, analytics and other investment decision support tools available to investors in private assets.

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

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 1, “Introduction and Basis of Presentation—Significant Accounting Policies—Revenue Recognition,” of the Notes to the Consolidated Financial Statements included herein for information on how we generate revenue and our revenue recognition policy.

Operating Segments

For the year ended December 31, 2020, we had five operating segments - Index, Analytics, ESG, Real Estate and Burgiss. For reporting purposes, the ESG and Real Estate operating segments were combined and presented as All Other as they did not meet the thresholds for separate presentation. The Burgiss operating segment represented the Company’s equity method investment in Burgiss. Effective January 1, 2021, we revised our reportable segment structure. While our strategy, organizational structure and day-to-day operations remain largely unchanged, we believe the new segment reporting structure provides additional and helpful transparency into our operations. See Note 16. “Subsequent Events,” of the Notes to the Consolidated Financial Statements included herein for additional information.

Index

Clients use our indexes in many areas of the investment process, including for indexed product creation (e.g., ETFs, mutual funds, annuities, futures, options, structured products, over-the-counter derivatives), performance benchmarking, portfolio construction and rebalancing, and asset allocation. We currently calculate more than 246,0002 end-of-day indexes daily and more than 14,000 indexes in real time. Clients receive index data directly from us or from third-party vendors worldwide.

Our indexes include:

•

MSCI Global Equity Indexes. MSCI Global Equity Indexes are designed to measure returns across a wide variety of equity markets, size segments, sectors and industries.  As of December 31, 2020, we calculated indexes that covered more than 80 countries in developed, emerging, frontier and standalone markets, as well as various regional indexes built from the component country indexes.

•

Factor Indexes. Factor Indexes are created using the Barra Equity Models from our Analytics segment to address a growing trend among institutional investors and asset managers to target systematic style factors, such as volatility, size and momentum.

•

ESG and Climate Indexes. ESG and Climate Indexes are constructed using data from our ESG segment to meet the growing demand for indexes that integrate ESG and climate criteria to facilitate sustainable investing strategies.

[2]	The number of indexes includes different return versions (e.g., price, net and gross returns) but does not include different currency versions.

•	Customized Indexes. Customized Indexes are calculated by applying a client’s criteria such as stock exclusion lists, currency hedging rules, tax rates or special weighting to an existing MSCI index.
•	Thematic Indexes. Thematic Indexes are designed to measure the performance of specific social, economic, industrial, environmental or demographic investment strategies.
•	Real Assets Indexes. Real Assets Indexes provide transparency and insight to private real estate investment strategies.

In 2020, we launched the following indexes:

•

Fixed Income Indexes. Fixed Income Indexes use broad market corporate bond universes to create indexes that track the performance of investment strategies based upon (i) the credit market (MSCI Corporate Bond Indexes), (ii) systematic style factor exposures such as carry, value, size and low risk (MSCI Factor Fixed Income Indexes), (iii) certain ESG metrics and companies’ ESG profiles (MSCI Fixed Income ESG Universal Indexes), (iv) fixed income securities from issuers that have high ESG ratings relative to their sector peers (MSCI Fixed Income ESG Leaders Indexes) and (v) the opportunities and risks associated with the transition to a lower carbon economy (MSCI Climate Change Fixed Income Indexes).

•

Innovation-Focused Thematic Indexes. Innovation-Focused Thematic Indexes expand MSCI’s megatrend index suite to include indexes that are focused on disruptive innovation. These indexes are designed to track the performance of companies in dynamic fields such as autonomous technologies, genomics, fintech, future education and next generation internet. These indexes are used by investors to realign their portfolios to capture structural economic changes.

•

MSCI Climate Paris Aligned Indexes. MSCI Climate Paris Aligned Indexes are designed to help investors mitigate transition and physical risks, identify potential opportunities and allocate resources in a way that supports the decarbonization of the economy while being compatible with the Paris Agreement. The MSCI Climate Paris Aligned Indexes incorporate the recommendations of the EU Task Force on Climate-related Financial Disclosures (“TCFD”) and are designed to exceed the minimum standards for EU Paris-aligned Benchmarks.

Our Index segment also includes revenues from licenses of GICS® and GICS Direct, the global industry classification standard jointly developed and maintained by MSCI and Standard & Poor’s Financial Services, LLC, a subsidiary of S&P Global Inc. (“Standard & Poor’s”).  This classification system was designed to respond to clients’ needs for a comprehensive, consistent and accurate framework for classifying companies into industries. GICS is widely accepted as an industry analysis framework for investment research, portfolio management and asset allocation. GICS Direct is a dataset comprised of active companies and securities classified by sector, industry group, industry and sub-industry in accordance with the proprietary GICS methodology. The MSCI Sector Indexes are comprised of GICS sector, industry group, and industry indexes across countries and regions in Developed, Emerging and select Frontier markets.

For the year ended December 31, 2020, 60.0% of our revenues were attributable to our Index segment. A majority of those revenues are attributable to annual, recurring subscriptions. A portion of our revenues come from clients who use our indexes as the basis for indexed investment products. Such fees are primarily based on a client’s assets under management (“AUM”) or trading volumes and are referred to herein as asset-based fees. Since market movement and investment trends impact our asset-based fees, our revenues from asset-based fees are subject to volatility. For the year ended December 31, 2020, asset-based fees accounted for 39.3% of the total revenues for our Index segment.

Analytics

Our Analytics segment offers risk management, performance attribution and portfolio management content, applications and services that provide clients with an integrated view of risk and return and tools for analyzing market, credit, liquidity and counterparty risk across all major asset classes, spanning short-, medium- and long-term time horizons. Our offerings also support clients’ various regulatory reporting needs.

Our Analytics tools and capabilities include: models to support factor-based analytics (e.g., Barra equity models and fixed income and multi-asset class (“MAC”) models), pricing models and single security analytics, time series-based analytics, stress testing, performance attribution, portfolio optimization and liquidity risk analytics, as well as underlying inputs such as interest rate and credit curves. We continue to develop new and improved tools and capabilities in response to the evolving needs of our clients. For example, in 2020 we released multi-period stress testing capabilities that allow investors to model the impact of long horizon scenarios on their portfolios.

Our clients access our Analytics tools and content through our proprietary applications and APIs (application programming interfaces), third-party applications or directly through their own platforms. Our Analytics solutions provide clients with tools to construct and manage portfolios, including integrated market data from multiple third parties as well as content from MSCI’s other segments, which significantly reduces the operational burden on clients to independently source this information and populate it in our Analytics products. Our key Analytics products include:

•

RiskMetrics RiskManager. RiskMetrics RiskManager is an industry leader in value at risk (“VaR”) simulation and in stress testing. Clients use RiskManager for daily analysis; measuring and monitoring market and liquidity risk at position, fund and firm levels; sensitivity and stress testing; interactive what-if analysis; counterparty credit exposure; and regulatory risk reporting.

•

BarraOne. Powered by our MAC models and Barra Integrated Model, BarraOne provides clients with global, multi-asset class, multi-currency risk and performance analytics using Barra’s fundamental factor methodology that allows clients to identify the factors driving the risk and performance of their portfolios and calculate portfolio optimizations.

•

Barra Portfolio Manager. Barra Portfolio Manager is an integrated risk, performance and optimization platform. Powered by Barra equity models, Barra Portfolio Manager enables our clients to share strategies, analytics and reports across their organizations. It is used by equity fund managers and their teams to gain additional portfolio insight, manage their investment processes more systematically and make more efficient and informed investment decisions.

•

WealthBench and CreditManager. WealthBench is a web-based platform used by private banks, financial advisers, brokerages and trust companies to help wealth managers assess portfolio risk, construct asset allocation policies and create comprehensive client proposals. CreditManager is a portfolio credit risk management system used primarily by banks to calculate economic capital, facilitate risk-based pricing and measure credit risk concentrations.

•

MSCI BEON™. Our BEON application provides an enhanced client experience for equity portfolio and risk managers through a graphical interface that allows clients to easily determine drivers of risk and return. BEON offers clients consolidated access to certain capabilities and tools currently available through other Analytics applications, as well as certain tools from other MSCI operating segments.

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

For the year ended December 31, 2020, 30.3% of our revenues were attributable to our Analytics segment.

All Other – ESG

MSCI ESG Research3 analyzes over 8,5004 entities worldwide to help institutional investors understand how ESG and climate considerations can impact the long-term risks and opportunities in financial markets. Subscribers to MSCI ESG Research include global asset managers, leading asset owners, consultants, advisers and academics.

[3]

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

[4]	Does not include subsidiary-level companies.

In addition, MSCI ESG Research data and MSCI ESG Ratings are used in the construction of MSCI equity and fixed income indexes from our Index operating segment to help institutional investors more effectively benchmark ESG investment performance, issue indexed investment products, as well as manage, measure and report on ESG mandates.

MSCI ESG Research offerings include:

•

MSCI ESG Ratings. Our ESG ratings aim to measure a company's resilience to long-term ESG risks. Companies are scored on an industry-relative scale across the most relevant key ESG issues based on a company's business model.  MSCI ESG Ratings include ratings of equity issuers and fixed income securities. In 2020, MSCI launched the MSCI ESG Industry Materiality Map, a public tool which explores the key ESG issues by GICS® sub-industry or sector and their contribution to companies’ overall ESG ratings. Ratings are designed to identify and analyze ESG issues, including exposures (e.g., business segment and geographic risk), management and industry-specific measures that may include the intersection of a company’s major social and environmental impacts with its core business operations, thereby identifying potential risks and opportunities for the company and its investors.

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

•

MSCI Climate Solutions. MSCI’s Climate VaR metric provides investors with an estimation of how the value of their investment portfolios could be impacted (up or down) by climate policy risk, technology transition opportunities and extreme weather (physical climate risks). A company's Climate VaR, expressed as a percentage change from its current market valuation, is derived from financial modeling of potential future costs and profits associated with climate-related risks and opportunities.

For a description of regulation applicable to MSCI ESG Research offerings, see “—Government Regulation” below.

For the year ended December 31, 2020, 6.5% of our revenues were attributable to our ESG segment.

All Other – Real Estate

Our Real Estate segment includes research, reporting, market data and benchmarking offerings that provide real estate performance analytics for funds, investors and managers. Our Real Estate performance and risk analytics range from enterprise-wide to property-specific analysis. Some of the risk analysis generated in the Real Estate segment is also used in the products offered by our other operating segments. For example, the MAC models created in our Analytics segment offer a view of risk across market and asset classes, including private real estate, by incorporating content generated in the Real Estate segment. We also provide business intelligence to real estate owners, managers, developers and brokers worldwide. Real Estate offerings include:

•

MSCI Enterprise Analytics. Our Enterprise Analytics application offers an interactive, single integrated view to private real estate investors and managers, providing them with the ability to evaluate and analyze the drivers of portfolio performance across an organization’s investments, as well as review exposures and concentrations across markets, asset types and increasingly diverse portfolios.

•

MSCI Global Intel. Our Global Intel offering is an industry-leading database that equips asset owners, researchers, strategists and portfolio and risk managers with data and analytics to enhance their understanding of local, regional and global real estate performance and risks. This tool comprises a consolidated set of global, regional, national, city and submarket indexes with segmentation by property type.

•

MSCI Real Estate Climate Value-at-Risk (“RE Climate VaR”). Our RE Climate VaR solution provides forward-looking and return-based valuation assessments to measure climate-related risks for real estate assets in an investment portfolio. By calculating both transition risk from changing legislation due to climate action and physical risk from extreme weather impacts, RE Climate VaR offers a framework for investors to improve portfolio performance, risk management, regulatory reporting and progress towards broader sustainability goals.

For the year ended December 31, 2020, 3.2% of our revenues were attributable to our Real Estate segment.

Research and Product Development

We apply an integrated team approach to developing content across our operating segments. Our product management, research and product development, data operations and technology, and application development departments are at the center of this process. Our content is developed by a research and product development team comprised of mathematicians, economists, statisticians, financial engineers and investment industry experts.  Content created in one segment can often be used for the creation of products in another segment.  For example, the MAC models created in our Analytics segment offer a view of risk across market and asset classes, including private real estate, by incorporating content generated in the Real Estate segment, and MSCI ESG indexes are constructed using data from our ESG segment.

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

Technology

Technology plays a pivotal role in our operations. Current areas of focus include:

•

Migrating products, data and services onto a cloud platform to accelerate the delivery of new capabilities that will help investors more swiftly and efficiently manage data and understand the drivers of risk and performance, drive automation across our corporate processes and minimize data center risks.

•	Modernizing our workplace to better support a remote workforce that can collaborate and productively work from anywhere.

•	Improving the client experience by enhancing the way clients access, interact with and use our data, applications and other tools.

•

Enhancing data processing by expanding our use of data science and machine learning in our data collection processes to enable us to more efficiently build scale and facilitate faster product enhancements and releases while also maintaining the highest quality standards.

•

Enhancing information security by further strengthening our technology infrastructure, with an emphasis on cyber and information security. Our success depends on our clients’ abilities to securely access our products and services. We implement changes and upgrades to technology and processes to minimize risk on an ongoing basis, and we seek to improve employee awareness of cyber and information security issues through training.

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

Growing competition also exists from industry participants, including asset managers and investment banks, that create their own indexes, often in cooperation with index providers, which may, among other things, provide some form of calculation agent service. Asset managers manage funds, including ETFs, based on their proprietary indexes, and many investment banks launch structured products or create over-the-counter derivatives based on their proprietary indexes. This is often referred to as self-indexing.

Analytics. Our Analytics offerings compete with those from a range of competitors, including Qontigo (formerly Axioma Inc. and acquired by Deutsche Borse Group as part of a strategic partnership with General Atlantic), BlackRock Solutions, Bloomberg Finance L.P., and FactSet Research Systems Inc. Additionally, some of the larger broker-dealers have developed proprietary analytics tools for their clients. Similarly, some of the large global investment organizations, such as custodians, have developed internal risk management and performance analytics tools that they offer to their clients.

All Other.  We also have a variety of competitors for our other offerings that comprise a smaller portion of our revenues, including a growing number of companies that issue ESG data, ratings or research and a growing number of companies that provide Real Estate data, indexes, performance and risk attribution services. For example, our ESG offerings compete with those from a range of competitors, including Sustainalytics Holding B.V. (now a part of Morningstar, Inc.), Institutional Shareholder Services Inc. and Refinitiv Holdings Limited.

Intellectual Property, Other Proprietary Rights and Sources of Data

We consider many aspects of our offerings, processes and services to be proprietary. We have registered “MSCI” and other marks as trademarks or service marks in the United States and in certain other countries. We will continue to evaluate the registration of additional trademarks and service marks as appropriate. From time to time, we have also filed patent applications to protect our proprietary rights. Additionally, many of our offerings, processes and services require the use of intellectual property that we license for use from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our offerings and services.

Our ownership and protection of intellectual property and other proprietary rights and our ability to obtain the rights to use third-party intellectual property are important to our business and contribute in part to our overall success. We do not believe we are dependent on any one of our intellectual property rights or any one license to use third-party intellectual property.

In addition to our intellectual property, we rely on third-party data to create and deliver our products and services. For example, we require certain stock exchange data to construct equity indexes. Termination of or disputes regarding our rights to receive or use such data could limit the information available for us to use in connection with building or distributing our products and services and to make available to our clients.

Human Capital Management

MSCI is committed to creating a performance culture with high employee engagement. Our talent and leadership development programs are designed to ensure we have the people and skills in place to deliver on MSCI’s strategy, including a workplace that values and promotes diversity, equality and inclusion.

MSCI is an international company with a highly diverse footprint. Our employees are located in more than 30 cities across more than 20 countries. As of December 31, 2020, we employed 3,633 people, of which 47.0% of MSCI employees were located in the Asia Pacific region, 23.3% in Europe, Middle East and Africa, 20.7% in the U.S. and Canada, and 9.0% in Mexico and Brazil. For the one-year period ended December 31, 2020, voluntary turnover was 7.6% and involuntary turnover was 3.8%.

Diversity, Equality and Inclusion

At MSCI, diversity, equality and inclusion are core values of our culture. We strive to empower our people to maximize their potential in an environment where all individuals are respected and encouraged to bring their authentic selves to work. This culture embraces diverse experiences and perspectives, which we believe foster creativity and innovation. As of December 31, 2020, women represented 33.1% of our global employees, and people of color (defined as those who identify as Asian, Black/African American, Hispanic/Latino, Native American, Hawaiian, Pacific Islander or two or more races) represented 41.7% of our U.S. employees. From a global diversity perspective, the U.S. represents only 19.9% of our global workforce.

Our Executive Diversity Council (the “EDC”) champions a diverse and inclusive culture by advising on corporate initiatives and facilitating collaboration across the Company. Members of the EDC partner with our employee resource groups (the Women’s Leadership Forum, Women in Tech (formed in 2020), MSCI Pride, the Black Leadership Network (formed in 2020) and Eco Groups) to raise awareness, conduct events around the globe and serve as sponsors in their respective locations.

In 2020, we established the Employer Brand Council and the Diversity Engagement and Sourcing team. These groups focus on:

•	building and communicating the MSCI employer brand with the aim of bringing to life and showcasing our culture;
•	attracting and developing diverse talent for current and future roles;
•	building early career and internal pipeline programs that focus on gender, race, ethnicity, LGBTQ+, socio-economic and native/indigenous diversity;
•	forging relationships at institutions worldwide that promote diversity; and
•	building relationships with external partners and media to position MSCI’s programs and opportunities with new networks.

The team not only creates a pipeline of diverse talent for MSCI but also ensures we are positioned more broadly as a leading organization that puts diversity, equality and inclusion at the center of its strategy. We are growing a culture that has highly competent, engaged, accountable and diverse people at every level. We believe that a diverse team is a stronger team and an important part of our success.

Additional information on our diversity metrics and programs can be found on our website at https://www.msci.com/who-we-are/corporate-responsibility/social-responsibility/diversity-and-inclusion. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.

Compensation, Benefits and Well-being

We offer a broad range of highly competitive compensation and benefits programs to our employees and their families, including same sex domestic partners. These programs include health and welfare benefits, including an Employee Assistance Program; enhanced maternity and paternity leave policies, including a Global Minimum Standard applicable to all offices worldwide; contributions to defined contribution and defined benefit pensions plans globally and Health Savings Accounts in the U.S.; life insurance; a global wellness initiative that can help employees improve their health and well-being; presentations on well-being topics, including retirement planning, parenting, meditation, stress management and nutrition; ergonomic equipment and desk assessments for employees; and wellness rooms in all MSCI office locations.

Compensation at MSCI supports a culture of high performance and accountability. Our goal is to provide competitive compensation in the markets we compete for talent. We believe in linking all employee’s compensation to Company, Product/Function and individual performance by making 100% of our employees eligible for annual cash bonuses. We strongly differentiate cash bonus payouts based on actual results against goals and for managers, how effectively they demonstrate behaviors consistent with the Company’s values and culture.

Officers of the Company are eligible to participate in the MSCI Long-Term Incentive Program with awards of MSCI stock that vest over a multi-year period. The goal of the Long-Term Incentive Program is to: (i) align the interests of eligible officers with those of our shareholders, (ii) enhance our “owner-operator” philosophy, (iii) recognize and reward potential long-term contributions, (iv) retain key leaders and top performing officers.

In response to the COVID-19 pandemic, MSCI prioritized the well-being of its global workforce by having the vast majority of our employees work from home. At the onset of the pandemic, we engaged a firm of global medical and safety experts to provide additional information and guidance to all of our offices globally. In response to the pandemic, we also increased communications about employee assistance programs that provide mental health and emotional well-being support, as well as resources to help manage stress and care for individuals and their families. We also provide ergonomics workshops that focus on how to configure home workspaces for optimal health, comfort and performance.

Cultivating Talent and Employee Engagement

MSCI is committed to investing in employee learning and development. Throughout the year, we offer tools and workshops to help employees better understand how their work aligns with MSCI’s overall strategy, seek and receive real-time and transparent feedback and coaching, successfully deliver on their goals, and more effectively plan and develop their careers. In response to the COVID-19 pandemic and the transition to working from home on a regular basis, MSCI created and delivered virtual training programs to quickly build remote capabilities, such as Leading Virtually, Working Virtually and Building Resilience. Employees were also asked to examine their goals through a start, stop, delay and pivot lens. The “re-imagined” goals focused on servicing our clients and prioritizing critical actions to help clients navigate the evolving and challenging circumstances.

MSCI conducts an annual employee engagement survey that measures whether our approaches to performance, growth and career development are driving employee engagement. Managers receive anonymous feedback and are accountable for improving and enhancing the work environment to drive higher engagement. In 2020, 85% of employees responded to an employee engagement check-in survey conducted in November 2020 and to an additional employee engagement check-in survey conducted in June 2020. The June 2020 check-in survey was designed to help us understand employees’ overall work experience throughout the unprecedented personal and professional challenges they faced as a result of the COVID-19 pandemic. These responses helped us gather insights on what drives business outcomes, refine our communication throughout the COVID-19 pandemic and explore ways to continue to make MSCI more inclusive and innovative and support employee well-being.

Additional information on our training programs and engagement metrics can be found on our website at https://www.msci.com/who-we-are/corporate-responsibility/social-responsibility/cultivating-talent. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.

COVID-19 Update

The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, we immediately implemented an employee communication strategy that was direct, transparent and inclusive. Through townhalls, firmwide e-mail communications and broad cross-functional meetings, management delivered key messages around employee safety and well-being, leadership, remaining productive, engaging with clients, promoting community and having empathy for others. We also increased communications around employee assistance programs that provide mental health and emotional well-being support, and resources to help manage stress and care for individuals and their families. Finally, we paid for or reimbursed employees for the cost of COVID-19 testing and enhanced our sick leave policies.

At the outset of the COVID-19 pandemic our technology infrastructure allowed us to seamlessly transition to a remote work environment. We increased technology effectiveness to allow our employees to remain fully engaged, productive and well. We also provided individualized support and equipment to our employees as needed to facilitate productivity. A substantial majority of our global workforce continues to work from home on a regular basis, as we continue to closely monitor and manage the situation regarding the COVID-19 pandemic and follow the recommended practices and guidelines from the World Health Organization and the local governments where our offices are located globally. Our Innovation Center of Excellence has partnered with cross-functional groups throughout the Company to help our employees address challenges, opportunities and long-term shifts in the remote working paradigm introduced by the COVID-19 pandemic, such as re-imagining the future of work and supporting client needs.

We have in place well-defined location and business-specific continuity plans and processes which have helped us to ensure the continued operation of critical products and services. During 2020, we did not delay any of our index rebalancings. Our index methodologies are designed to ensure continuity of calculation, maintenance and distribution, and appropriate treatment of global market volatility, circuit breaker events and exchange closures. Additionally, our production environment remained fully functional with the capacity not only to run our index and risk model calculations and produce our ESG ratings, but also to process our clients’ portfolios for risk and performance reports and to respond to ad-hoc demands for stress testing scenarios and COVID-19 risk analyses.

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

MSCI ESG Research LLC is a registered investment adviser and must comply with the requirements of the Investment Advisers Act of 1940 (the “Advisers Act”) and related SEC regulations. Such requirements relate to, among other things, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. It is possible that in addition to MSCI ESG Research LLC, other entities in our corporate family may be required to register as an investment adviser under the Advisers Act or comply with similar laws or requirements in states or foreign jurisdictions. We registered in 2012 with the State Council Information Office of the Ministry of Commerce and the State Administration for Industry and Commerce in China as a foreign institution supplying financial information services in China. This license is currently administered by the Cyberspace Administration of China.

Information About Our Executive Officers

Name	Age	Position
Henry A. Fernandez	62	Chairman and Chief Executive Officer
C.D. Baer Pettit	56	President and Chief Operating Officer
Andrew C. Wiechmann	41	Chief Financial Officer
Robert J. Gutowski	53	General Counsel
Scott A. Crum	64	Chief Human Resources Officer

There are no family relationships between any of our executive officers and any director or other executive officer of the Company.

Henry A. Fernandez

Mr. Fernandez has served as Chairman since October 2007 and as Chief Executive Officer and a director since 1998. He also served as President from 1998 until October 2017. Before leading MSCI’s transition to becoming a fully independent, standalone public company in 2007, he was a Managing Director at Morgan Stanley, where he worked in emerging markets product strategy, equity derivative sales and trading, mergers and acquisitions, worldwide corporate finance and mortgage finance for U.S. financial institutions. Mr. Fernandez worked for Morgan Stanley from 1983 to 1991 and from 1994 to 2007. Mr. Fernandez also serves on the boards of directors/trustees of Royalty Pharma plc, Stanford University, King Abdullah University of Science and Technology, the Hoover Institution, the Memorial Sloan-Kettering Cancer Center, the Foreign Policy Association, and Catholic Charities of the Archdiocese of New York. Mr. Fernandez previously served on the boards of trustees at Georgetown University, the Trinity School, The Browning School and MexDer (Mexican Derivatives Exchange) and was the Chair of the Advisory Council at the Stanford University Graduate School of Business. He holds a Bachelor of Arts in economics from Georgetown University, an M.B.A. from the Stanford University Graduate School of Business and pursued doctoral studies in economics at Princeton University.

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

Andrew C. Wiechmann

Mr. Wiechmann has served as the Chief Financial Officer since September 2020.  Mr. Wiechmann previously served as Chief Strategy Officer from May 2019 to September 2020, Interim Chief Financial Officer from March 2019 to May 2019, Head of Strategy and Corporate Development from July 2012 to March 2019, as Head of Investor Relations from December 2017 to March 2019 and Head of Financial Planning & Analysis from July 2015 to December 2017. Prior to joining MSCI in 2012, Mr. Wiechmann was an investment banker at Morgan Stanley where he executed M&A and capital markets transactions for financial technology and specialty finance companies, including advising MSCI on its IPO and various acquisitions. Mr. Wiechmann holds Bachelor of Arts degrees in Physics and Economics from Hamilton College.

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

We also use our Investor Relations homepage, Corporate Responsibility homepage and corporate Twitter account (@MSCI_Inc) as channels of distribution of Company information. The information we post through these channels may be deemed material.

Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about us when you enroll your email address by visiting the “Email Alert Subscription” section of our Investor Relations homepage at http://ir.msci.com/alerts.cfm. The contents of our website, including our Investor Relations homepage, Corporate Responsibility homepage and social media channels are not, however, a part of or incorporated by reference in this Annual Report on Form 10-K.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

•	Our dependence on third parties to supply data, applications and services for our products and services and on certain vendors to distribute our products;
•	Undetected errors, defects, malfunctions or similar problems in our products leading to increased costs or liability;
•	The impact of the COVID-19 pandemic or other widespread health crises;
•	Our exposure to potential reputational and credibility concerns;
•	The possibility that our clients seek to negotiate lower asset-based fees or cease using our indexes as the basis for indexed investment products;
•	Cancellations or reductions by any of our largest clients and/or reduced demand for our products or services;
•	The impact of failures, disruptions, instability or vulnerabilities in our information technology systems or applications;
•	Our inability to ensure and protect the confidentiality of data;
•	Our exposure to cyber-attacks or failures of our cyber-security plans, systems or procedures;
•	Unanticipated failures, interruptions or delays in the performance or delivery of our products as a result of the adoption of new technologies;
•	Security vulnerabilities in our internal network, systems or applications resulting from our use of open source code;
•	The impact of changes in the global capital markets;
•	The effects on us from competition and financial and budgetary pressures affecting our clients;
•	The impact of our global operations and any future expansion on management and our exposure to additional issues from our increased global footprint;
•	New regulations or changes to current regulations;
•	Our inability to protect our intellectual property rights;
•	The impact of foreign currency exchange rate fluctuation;
•	The impact of our indebtedness on our financial flexibility;
•	The impact of changes in our credit ratings; and
•	Our exposure to tax liabilities in various jurisdictions.

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

We rely on third-party suppliers of data, applications and services, including data from stock exchanges (“Vendor Products”), and depend on the accuracy and quality of Vendor Products and the ability and willingness of such suppliers to deliver, support, enhance and develop new Vendor Products on a timely and cost-effective basis, and respond to emerging industry needs and other changes in order to produce, deliver and develop our products and services. Additionally, we depend on clients to supply certain data in order to provide our services to them. Any failure to supply, errors or reduction in the amount, accuracy or quality of such data supplied from clients impairs our ability to provide them with our products and services.

If Vendor Products include errors, design defects, are delayed, become incompatible with future versions of our products, are unavailable on acceptable terms or are not available at all, we may not be able to deliver our products and services. Some of our agreements with third-party suppliers allow them to cancel on short notice and from time to time we receive notices from third-party suppliers threatening to terminate the provision of their products or services to us, and some data suppliers have terminated the provision of their data to us. Termination of the provision of Vendor Products by one or more of our significant suppliers or exclusion from, or restricted use of, or litigation in connection with Vendor Products could decrease the data and materials available for us to use and deliver to our clients. In addition, some of our competitors could enter into exclusive contracts with our data suppliers, including with certain stock exchanges. If our competitors enter into such exclusive contracts, we may be precluded from receiving certain data or other materials from these suppliers or restricted in our use of such data or other materials, which would give our competitors a competitive advantage. Such exclusive contracts could hinder our ability to create our products and services or to provide our clients with the data or other products or services they prefer, which could lead to a decrease in our client base.

Despite our efforts to comply with the licensing requirements of Vendor Products, our use of certain Vendor Products has been challenged in the past and there can be no assurance that third parties may not challenge our use in the future, resulting in increased acquisition or licensing costs, loss of rights and/or costly legal actions. Our business could be materially adversely affected if we are unable to timely or effectively replace the data or functionality provided by Vendor Products that become unavailable or fail to operate effectively for any reason. Our operating costs could increase if additional license fees are imposed or current license fees increase or the efforts to incorporate enhancements to Vendor Products are substantial and we are unable to negotiate acceptable licensing arrangements with these suppliers or find alternative sources of equivalent products or services. If any of these risks materialize, they could have a material adverse effect on our business, financial condition or results of operations.

We also rely on certain third-party vendors to distribute our data to clients. While some of our vendors generate revenue in connection with distributing our data, others do not derive a direct financial benefit.  Should any of our key vendors refuse to distribute our data for any reason or require that we pay them new or additional fees in connection with the distribution of our data, we would need to find alternative ways to distribute our data or lose revenue or profitability for certain products, which may have a material adverse effect on our business, financial condition or results of operations.

If our products contain undetected errors or fail to perform properly due to defects, malfunctions or similar problems, we may, among other things, become subject to increased costs or liability based on the use of our products or services to support our clients’ investment processes, which could have a material adverse effect on our business, financial condition or results of operations.

Our products and services support the investment processes of our clients, which relate to, in the aggregate, trillions of dollars in assets. Products or services we develop or license may contain undetected errors or defects despite testing. Use of our products or services as part of the investment process creates the risk that our clients, the parties whose assets are managed by our clients, investors in investment products linked to our indexes, the companies that we rate or assess in our ESG solutions or the shareholders of those companies, may pursue claims against us based on even a small error in our data, calculations, methodologies or analysis or a malfunction or failure in our systems, products or services.

Errors or defects can exist at any point in a product’s lifecycle, but are frequently found after introduction of new products or services or enhancements to existing products. We continually introduce new methodologies and products, and new versions of and updates to our existing products or services. Despite internal testing and in some cases testing or use by clients, our products or services may contain errors in our data, calculations, methodologies or analysis, including serious defects or malfunctions. If we detect any errors before we release or deliver a product or service or publish a methodology or analysis, we might have to suspend or delay the product or service release or delivery for an extended period of time while we address the problem. We may not discover errors that affect our products or services or enhancements until after they are deployed, and we may need to provide enhancements or corrections to address such errors, and in certain cases it may be impracticable to do so. If undetected errors exist in our products or services, or if our products or services fail to perform properly due to defects, malfunctions or similar problems, it could result in harm to our brand or reputation, significantly increased costs, lost sales, delays in commercial release, third-party claims, contractual disputes, negative publicity, delays in or loss of market acceptance of our products or services, license terminations or renegotiations and/or unexpected expenses and diversion of resources to remedy or mitigate such errors, defects or malfunctions. The realization of any of these events could materially adversely affect our business, financial condition or results of operations.

While we have provisions in our client contracts that are designed to limit our liability from claims brought by our clients or third parties relating to our products or services, these provisions could be invalidated or fail to adequately limit our liability, which could result in the provision of credits, adverse monetary judgments and other penalties and damages. Any such claims brought against us, even if the outcome were to be ultimately favorable to us, would require attention of our management, personnel, financial and other resources and could have a negative impact on our reputation or pose a significant disruption to our normal business operations. In addition, the duration or outcome of such claims and lawsuits is difficult to predict, which could further exacerbate the adverse effect they may have on our business operations.

The COVID-19 pandemic, or other widespread health crises, could have a material adverse effect on our business, financial condition or results of operations.

The COVID-19 pandemic has caused significant economic disruption, including volatility in the global equity markets. Our operations have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control, including the imposition in many jurisdictions of a wide range of restrictions on the physical movement of our employees and vendors to limit the spread of COVID-19. While we were not materially impacted in 2020, due to ongoing uncertainty related to the duration, magnitude and impact of the COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, its potential effects on our business are uncertain and difficult to predict, but may include:

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

•

prolonged selling cycles and increased pressures to reduce our fees on account of heightened financial and budgetary pressures affecting our clients (for example, in response to the COVID-19 pandemic, we selectively gave clients access to services licensed under a subscription agreement prior to the beginning of the fee period at no cost to help drive business in key areas);

•

an inability to sustain revenue growth through obtaining new clients and achieving and maintaining a high level of renewal rates with respect to our existing clients (for example, subscription cancellations increased by 26.6% for the year ended December 31, 2020 compared to being down 1.7% for the year ended December 31, 2019, due, in part, to the challenging operating environment);

•	delays in our ability to collect on our accounts receivables;
•

increasing tax costs as the jurisdictions in which we do business globally may seek to generate additional revenues to offset revenue shortfalls created by the challenging operating environment and stimulus packages;

•	a deterioration of worldwide credit and financial markets that could limit our ability to obtain necessary external financing to fund our operations and capital expenditures; and

•	increased strain on our workforce, management and other resources, including employee absenteeism and illness of key personnel.

These effects, alone or taken together, could have a material adverse effect on our business, financial condition or results of operations. If the COVID-19 pandemic is sustained or prolonged, these effects could be exacerbated. Additionally, many of the other risk factors described in this Item may be exacerbated or the likelihood of such risks materializing may be increased by global widespread health crises such as the COVID-19 pandemic and the volatile regional and global economic conditions stemming from the pandemic.

We continue to work with our stakeholders (including customers, employees, suppliers, business partners, and local communities) to attempt to mitigate any negative effects of this global pandemic on our business. These mitigation efforts have included implementing our business-specific continuity plans and processes, transitioning to a largely global work-at-home model, proactively reducing costs intended to allow us to protect against further downside revenue risk, and investing in additional initiatives to support our long-term growth, while also focusing on maintaining liquidity and capital structure flexibility. We cannot assure you that we will be successful in any of these mitigation efforts.

We closely monitor the impact of the COVID-19 pandemic and continually assess its potential effects on our business. Given the dynamic nature of these circumstances, we cannot reasonably estimate the full impact of the COVID-19 pandemic at this time. The extent to which our business, financial condition, results of operations, or cash flows are affected by COVID-19 will depend in part on future developments which cannot be accurately predicted and are uncertain, as there are no comparable recent events that provide guidance as to the potential effect of the spread of a global pandemic. This situation is changing rapidly, and additional effects may arise that we are not presently aware of or that we currently do not consider significant risks to our operations. If we are not able to respond to and manage the impact of such events effectively, our business and financial condition may be negatively impacted.

MSCI is exposed to potential reputational and credibility concerns.

To the extent that any of MSCI’s operating segments or product lines or MSCI as a whole suffers a reputational or other loss in credibility, it could have a material adverse impact on MSCI’s business. Real or perceived factors that may have already affected credibility, or which could potentially have an impact in this regard, include: the appearance of a conflict of interest; the editorial independence of our index composition and ESG rating processes and decisions; the influence of third parties, including governments and large investors or asset owners, on our editorial decisions; the performance of companies relative to their ESG ratings, index inclusion, risk characteristics or other MSCI content or analytics; the timing and nature of changes to our indexes or ESG ratings; disagreement with our methodologies or models, including for calculating indexes, value-at-risk and other risk measures, ESG ratings and related data, information and analysis; the accuracy and completeness of our data;  views expressed by the media, politicians, other government officials or representatives, regulators or other third parties regarding our company or our industry or our role in the investment processes; our own sustainability and corporate responsibility policies or practices, including as a result of (i) failure to meet publicly disclosed ESG and climate-related targets or goals, or (ii) misalignment with evolving market standards or the methodologies and standards used in our products and ESG ratings; criticism of our own sustainability and corporate responsibility policies or practices by the companies we evaluate for ESG ratings or index inclusion; and the impact of political tensions relating to countries, industries, companies or issues relevant to our products and services, such as the inclusion of certain Chinese companies in our indexes or the focus on sustainable investing and climate considerations in our offerings. Errors and other actions by MSCI competitors could also damage the reputation of the industries that we operate in and, therefore, harm the reputation of the Company or certain of our products.

Damage to our reputation, brand or credibility could have a material adverse impact on MSCI’s business, operating results and financial condition.

Client Risks

Our clients that pay us a fee based on the assets under management or total expense ratio of an indexed investment product may seek to negotiate a lower asset-based fee percentage or lower the total expense ratio of such products or may cease using our indexes, which could limit the growth of or decrease our revenues from asset-based fees.

A portion of our revenues are from asset-based fees and these revenue streams are concentrated in some of our largest clients, including BlackRock, and in our largest market, the U.S. Our clients, including our largest clients, may seek for a variety of reasons to negotiate to pay us lower asset-based fee percentages, which are sometimes calculated as a percentage of the relevant product’s total expense ratio (“TER”). Additionally, competition is intense among our clients that offer or manage indexed investment products, including ETFs, and low fees are one of the competitive differentiators. Where an investment product’s TER determines our fees, a reduction in the TER may negatively impact our revenues. Additionally, our clients, including our largest clients, may seek to lower or eliminate floors on asset-based fees (i.e., minimum asset-based fee percentages) or impose or lower ceilings on asset-based fees (i.e., maximum asset-based fee percentages). Such changes affecting our fees and fee structures could individually, or in the aggregate, negatively impact our revenues.

Moreover, clients that have licensed our indexes to serve as the basis of indexed investment products are generally not required to continue to use our indexes and could elect to cease offering the product or switch to a lower fee index. For example, at least one large client ceased using MSCI indexes as the basis for a significant number of its index funds. Clients that license our indexes to serve as the basis for listed futures and options contracts might also discontinue such contracts. Additionally, we have a differentiated licensing strategy for our indexes and from time to time experience faster growth from lower fee products, resulting in a lower average asset-based fee percentage from indexed investment products. While we aim to maximize the price and volume trade-off over the long-term, there can be no assurance that we will be able to do so. Results for any given quarter could be materially adversely affected by stronger growth in assets in indexed investment products with lower than average fees not sufficiently offset by growth in assets in indexed investment products with higher than average fees. Our asset-based fees could dramatically decrease, which could have a material adverse effect on our business, financial condition or results of operations. Finally, to the extent that multiple investment products are based on the same index, (i) assets under management in one product could shift to products that pay MSCI lower fee levels, (ii) the products could compete for the same assets such that none of the products becomes large enough to be successful or sustained, or (iii) the failure or discontinuance of one product (e.g., derivatives used for hedging) could have a detrimental effect on the use of the other products (e.g., ETFs).

Cancellations or reductions by any of our largest clients could have a material adverse effect on our business, financial condition or results of operations.

A material portion of our revenues is concentrated in some of our largest customers. For the fiscal year ended December 31, 2020, our largest client organization by revenue, BlackRock, accounted for 11.0% of our total revenues. For the fiscal year ended December 31, 2019, BlackRock, accounted for 11.5% of our total revenues. Our revenue growth depends on our ability to obtain new clients, sell additional services to existing clients and achieve and sustain a high level of renewal rates with respect to our existing licenses. Failure to achieve one or more of these objectives could have a material adverse effect on our business, financial condition and operating results. If one or more of our largest clients cancels or reduces its licenses and we are unsuccessful in replacing those licenses, our business, financial condition or results of operations could be materially adversely affected.

Our clients may become more self-sufficient, which may reduce demand for our products or services and materially adversely affect our business, financial condition or results of operations.

Our clients may internally develop certain functionality contained in the products or services they currently license from us. For example, a number of our clients have obtained regulatory clearance to create indexes for use as the basis of ETFs that they manage. Similarly, some of our clients who currently license our risk or ESG and climate data to analyze their portfolio risk may develop their own tools to collect data and assess risk or embed ESG and climate considerations into their investment processes, making our products or services unnecessary for them. A growing number of asset managers and investment banks, in partnership with index providers that offer calculation agent services, or acting together with an industry group or association, have created or may create their own range of proprietary indexes, which they use to manage funds or as the basis of ETFs, structured products or over-the-counter derivatives. To the extent that our clients become more self-sufficient, demand for our products or services may be reduced, which could have a material adverse effect on our business, financial condition or results of operations.

Technology Risks

Any failures, disruptions, instability or vulnerabilities in our information technology architecture, platforms, vendors and service providers, production and delivery systems, software, code, internal network, the Internet or other systems or applications may disrupt our operations, cause our products to be unavailable or fail and impose delays or additional costs in deploying our products, or impose conditions or restrictions on our ability to commercialize our products or keep them confidential and result in reputational and other harm and have a material adverse effect on our business, financial condition or results of operations.

We depend heavily on the capacity, reliability and security of our information technology systems and platforms and their components, including our data centers, cloud providers and other vendors and service providers, production and delivery systems as well the Internet, to create and deliver our products and service our clients. Our employees also depend on these systems, platforms and providers for internal use. Heavy use of our electronic delivery systems and other factors such as loss of service from third parties, operational failures, human error, terrorist or other attacks affecting systems or sites where we are located, climate or weather related events (e.g., natural disasters), power loss, telecommunications failures, technical breakdowns, Internet failures or computer viruses could impair our systems’ operations or interrupt their availability for extended periods of time. Our ability to effectively use the Internet, including our remote work force’s ability to access the Internet, may also be impaired due to infrastructure failures, service outages at third-party Internet providers or increased government regulation.

Disruptions, failures or slowdowns that could occur with respect to our operations, including to our information technology systems and platforms, our electronic delivery systems or the Internet, could damage our brand and reputation, result in litigation and negatively affect our ability to distribute our products effectively and to service our clients, including delivering managed services or delivering real-time index data. There is no assurance that we will be able to successfully defend against such disruptions or that our disaster recovery or business continuity plans will be effective in mitigating the risks and associated costs, which could be exacerbated by our shift to an increasingly remote working environment, and which could have a material impact on our business, financial condition or results of operations.

Any failure to ensure and protect the confidentiality of data could have a material adverse effect on our business, financial condition or results of operations.

Many of our products provide for the exchange of sensitive information with our clients through a variety of media and channels, such as the Internet, applications and dedicated transmission lines. We rely on a complex system of internal processes and software controls along with policies, procedures and training to protect data that we receive in the ordinary course of business, including sensitive and confidential client data such as material non-public information and client portfolio data that may be provided to us or hosted on our systems, against unauthorized data access or disclosure. In addition, we believe that when we change the composition of our indexes, in some cases the changes can have an indirect effect on the prices of constituent securities and on certain indexed investment products as a result of trading activity related to replicating our indexes. As the usage and types of uses of our ESG ratings increase, the ratings and changes to the ratings in some cases could also potentially have an impact on the companies that we rate and the price of their securities.

If our internal processes, confidentiality policies, conflict of interest policies or information barrier procedures fail or are insufficient, including as a result of human error or manual processes, or if an employee purposely circumvents or violates our internal controls, policies or procedures, then unauthorized access to, or disclosure or misappropriation of, data, including material non-public or other confidential information (e.g., certain index composition data or ESG rating data), our brand and reputation may suffer and we may become subject to litigation, regulatory actions, sanctions or other penalties, leading to a loss of client confidence, which could have a material adverse effect on our business, financial condition or results of operations.

Successful cyber-attacks and the failure of cyber-security plans, systems and procedures could have a material adverse effect on our business, financial condition or results of operations.

The Company’s operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of data and information, and on those of our third-party vendors. We and our vendors are subject to cyber risks, including cyber-attacks, such as phishing scams, hacking, tampering, intrusions, viruses, ransomware, malware and denial-of-service attacks. In some cases these risks are heightened when employees are working remotely.  Our and our vendors’ use of mobile and cloud technologies may also increase our risk for such threats. The Company may be exposed to more targeted and more sophisticated cyber-attacks aimed at accessing certain information on our systems because of our role or prominence in the global marketplace, including client portfolio data, the composition of our indexes and MSCI ESG Research ratings of corporate issuers. Any such threats may cause material interruptions or malfunctions in our or our vendors’ products or services, networks, systems, websites, applications, data or data processing, or may otherwise compromise the availability, confidentiality or integrity of data or information in our possession.  While the Company has not experienced cyber incidents that are individually, or in the aggregate, material, the Company has experienced cyber-attacks of varying degrees in the past, including denial-of-service attacks, and there can be no assurance that there will not be a material adverse effect in the future.

Our security measures or those of our third-party providers, including any cloud-based technologies, may prove insufficient depending upon the attack or threat posed. Cyber-attacks, security breaches or third-party reports of perceived security vulnerability to the Company’s systems, even if no breach has occurred, could damage our brand and reputation, result in litigation, regulatory actions, sanctions or other penalties, lead to loss of client confidence, which would harm our ability to retain clients and gain new ones, and lead to financial losses. Any of the foregoing could lead to unexpected or higher than estimated costs.  We may also incur additional costs as a result of increasing and refining our internal processes and software controls and policies and procedures related to security, processing integrity and confidentiality or privacy.

Migration of our applications, systems, processes and infrastructure to new technologies, cloud providers, data centers, processes, platforms or applications could result in unanticipated failures, interruptions or delays in the performance and delivery of our products, services and client support.  Such incidents could have a material adverse effect on our financial condition or results of operations.

In the past, we have experienced unanticipated interruption and delay in the performance and delivery of certain products after we migrated applications and infrastructure to new data centers. While we have taken steps to mitigate such interruptions and delays, we cannot provide assurance that they will not occur again in the future as part of major migration efforts (e.g., cloud migration), even after extensive testing of new systems, processes, applications and hardware. Such disruptions may result in cancellations and reduced demand for our products and services, resulting in decreased revenues. After adopting new technologies, applications and processes, such as cloud computing, virtualization and agile software development, we may experience unanticipated interruption and delay in the performance and delivery of certain of our products, services and client support. We may also incur increased operating expenses to recover data, repair, replace or remediate systems, equipment or facilities, and to protect ourselves from such disruptions. Accordingly, any significant failures, disruptions or instability affecting our information technology platform, cloud providers, data centers, production and delivery systems, applications, processes or the Internet could negatively affect our ability to distribute our products effectively and to service our clients, damage our brand and reputation and result in litigation, which may have a material adverse effect on our financial condition or results of operations.

Our use of open source code could introduce security vulnerabilities into our internal network, systems and applications, impose unanticipated delays or costs in deploying our products or services, or impose conditions or restrictions on our ability to commercialize our products or services or keep them confidential.

We rely on open source code to develop software and to incorporate it in our products, as well as to support our internal systems and infrastructure. The use of open source code may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims, the quality of the code or the security of the code. Some open source licenses provide that if we combine our proprietary code with open source code in a certain manner, we could be required to release the source code of our proprietary applications to the public. This would allow our competitors to create similar products with less development effort and time and ultimately put us at a competitive disadvantage. Additionally, the terms of many open source code licenses are ambiguous and have not been interpreted by U.S. courts. Accordingly, there are risks that there may be a failure in our procedures for controlling the use of open source code or that these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. In either event, we could be required to seek licenses from third parties on terms that are not commercially feasible, to make generally available portions of our proprietary code, to re-engineer our products or systems, to discontinue the licensing of our products if re-engineering could not be accomplished on a timely or cost-effective basis, or to take other remedial action that could divert resources away from our development efforts. Any of these requirements could materially adversely affect our business, financial condition or results of operations.

Strategy and Growth Risks

Our business may be affected by changes in the global capital markets, including adverse equity market conditions, volatility in the financial markets and evolving investment trends. Such changes could decrease the use of our products and services which could have a material adverse effect on our business, financial condition or results of operations.

Our business is impacted by economic conditions and volatility in the global capital markets. Our clients use our products for a variety of purposes, including benchmarking, performance attribution, portfolio construction and risk management, and to support investment strategies including ESG, factor, thematic, private asset and MAC investing. Volatile capital markets may impact whether, how, where and when investors choose to invest, for example between developed or emerging markets, U.S. or non-U.S. markets, as well as whether to adopt different investment strategies.

The value of an investment product’s assets may increase or decrease in response to changes in market performance and cash inflows and outflows, which could impact our revenues.

Additionally, an increasing portion of our revenues comes from products and services that relate to certain investment trends, such as ESG and climate, factor, thematic and MAC investing.  A decline in the equity markets or a trend away from such investment trends could decrease demand for the Company’s related products and services, which could have a material adverse effect on our business, financial condition or results of operations.

Competition and financial and budgetary pressures affecting clients in our industry may cause price reductions or loss of market share, which may materially adversely affect our business, financial condition or results of operations. To remain competitive, we must successfully develop new and enhanced products and services and effectively manage product transitions and integrations.

Competition exists across all markets for our products and services. Our competitors range in size from large companies with substantial resources to small, single-product businesses that are highly specialized. Our larger competitors may have access to more resources and may be able to achieve greater economies of scale, and our specialized competitors may be more effective in devoting technical, marketing and financial resources to compete with us with respect to a particular product or service. Some competitors may offer price incentives or different pricing structures that are more attractive to clients. The competitive landscape may also experience consolidation in the form of mergers and acquisitions, joint ventures or strategic partnerships, which result in a narrower pool of competitors that are better capitalized or that are able to gain a competitive advantage through synergies.

Barriers to entry may be low or declining in many of the markets for our products and services, including for single-purpose product companies, which could lead to the emergence of new competitors. For example, more broker-dealers, data suppliers, credit rating agencies or other market participants or vendors could begin developing their own content such as proprietary risk analytics, ESG and climate data or indexes. Recent developments, including increases in the availability of free or relatively inexpensive information, advances in cloud computing, increased use of open source code, as well as client development of proprietary applications in specific areas, have further reduced barriers to entry in some cases.

We may experience pressures to reduce our fees on account of financial and budgetary pressures affecting our clients, including those resulting from weak or volatile economic or market conditions, which may lead certain clients to reduce their overall spending on our products or services, including by seeking similar products or services at a lower cost than what we are able to provide, by consolidating their spending with fewer providers, by consolidating with other clients or by self-sourcing certain of their information and analytical needs. Accordingly, competitive and market pressures may result in fewer clients or reduced sales, including as a result of client closures and consolidations, price reductions, prolonged selling and renewal cycles and increased operating costs, such as for marketing and product development, which could, individually or in the aggregate, result in a material adverse effect on our business, financial condition or results of operations.

To remain competitive, we must continually introduce new products and services, enhance existing products and services, including through integration of products and services within MSCI and with third-party platforms, and effectively generate customer demand for new and upgraded products and services. We may not be successful in developing, introducing, implementing, marketing, pricing, launching or licensing new products or enhancements on a timely or cost-effective basis or without impacting the stability and efficiency of existing products and systems. Any new products and enhancements may not adequately meet the requirements of the marketplace or industry standards or achieve market acceptance. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products and services that satisfy our clients’ needs and generate revenues required to provide the desired results. From time to time, we also incur costs to integrate existing products and services and transition clients to enhanced products and services, which also present execution risks and challenges and could lead to price reductions or other concessions. If we are unable to effectively manage transitions to new or enhanced products and services, we may not be able to remain competitive and our business, financial condition or results of operations could be materially adversely affected.

Our global operations and any future expansions may continue to place significant strain on our management and other resources, as well as subject us to additional, and in some cases unanticipated, risks and costs in connection with political, economic, legal, operational and other issues resulting from our increased global footprint, which could materially adversely impact our businesses.

Our global operations and any future expansion are expected to continue to place significant demands on our personnel, management and other resources. We must continue to improve our operational, financial, human resources, management, legal and compliance processes and information systems to keep pace with the expansion of our business. If we expand organically or by way of acquisition, there can be no assurance that our management will be effective in attracting, engaging and retaining additional qualified personnel, including additional managers or key employees, developing effective leadership in all our locations, expanding our physical facilities and information technology infrastructure, integrating acquired businesses or otherwise managing expansion. Additionally, new hires require significant training and may, in some cases, take a significant amount of time before becoming fully productive.

Our global operations expose us to political, economic, legal, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible capital controls, exchange controls, customs duties, sanctions compliance, tax penalties, levies or assessments, legal uncertainty, broad regulatory discretion and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability in certain of the countries or regions in which we conduct operations. The majority of our employees are located in offices outside of the U.S. and a number of those employees are located in emerging market locations. The cost of establishing and maintaining these offices, including costs related to information technology infrastructure, as well as the costs of attracting, training and retaining employees in these locations may be higher, or may increase at a faster rate, than we anticipate.  Additionally, public health epidemics impacting the global economy and our employees, such as the worldwide COVID-19 pandemic, may have a material adverse effect on our business, financial condition or results of operations.

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

Demand for our products and services is still nascent in many parts of the world, particularly in emerging market locations where risk management and ESG integration practices are often not fully developed.  In addition, the data required to model local securities in some emerging markets might be difficult to source. If we do not appropriately tailor our products and services to fit the needs of the local market, we may be unable to effectively grow sales of our products and services in some locations outside of the U.S. There can be no assurances that demand for our products and services will develop in these countries.

Any failure to effectively manage expansion or to effectively manage the business globally could damage our brand and reputation, result in increased costs and litigation and have a material adverse effect on our business, financial condition or results of operations.

Legal and Regulatory Risks

Failure to comply with regulations, or the introduction of new regulations or changes to existing regulations could materially adversely affect our business, financial condition or results of operations.

Failure to comply with any applicable laws, rules, orders, regulations or other requirements could subject us to litigation, regulatory actions, sanctions, fines or other penalties, as well as damage our brand and reputation. The financial services industry, within which we and many of our clients operate, is subject to extensive laws, rules and regulations at the federal and state levels, as well as by foreign governments, with some jurisdictions regulating indexes directly. These laws, rules and regulations are complex, evolve frequently and sometimes quickly and unexpectedly, and are subject to administrative interpretation and judicial construction in ways that are difficult to predict, and could materially adversely affect our business and our clients’ businesses. Uncertainty caused by political change globally heightens regulatory uncertainty. Additionally, we may be required to comply with multiple and potentially conflicting laws, rules or regulations in various jurisdictions, which could, individually or in the aggregate, result in materially higher compliance costs to us. It is possible that laws, rules or regulations could cause us to restrict or change the way we license and price our products and services or could impose additional costs on us. Changes to the laws, rules and regulations applicable to our clients could limit our clients’ ability to use our products and services or could otherwise impact our clients’ demand for our products and services. As such, to the extent that our clients become subject to certain laws, rules or regulations, we may incur higher costs in connection with modifying our products or services.  To the extent that we rely on our clients and vendors to provide data for our products and services and certain laws, rules or regulations impact our clients’ and vendors’ ability or willingness to provide that data to us or regulate the fees for which such data can be provided, our ability to continue to produce our products and services or the related costs could be negatively impacted.  The regulations and regulatory developments that most significantly impact us are described below:

•

Brexit. The United Kingdom (“UK”) exited the European Union (“EU”) on January 31, 2020 (commonly referred to as “Brexit”) and the UK’s membership in the EU single market ended on December 31, 2020. On December 24, 2020, the UK and the EU announced that they had struck a new bilateral trade and cooperation deal governing the future relationship between the UK and the EU (the “EU-UK Trade and Cooperation Agreement”) which was formally approved by the 27 member states of the EU on December 29, 2020. The EU-UK Trade and Cooperation Agreement was formally approved by the UK parliament on December 30, 2020 and is being applied provisionally until it is formally ratified by the EU parliament.

The EU-UK Trade and Cooperation Agreement provides some clarity regarding the future relationship between the UK and the EU including some detailed matters of trade and cooperation, but there remain uncertainties related to Brexit and the new relationship between the UK and EU that will continue to be developed and defined, as well as uncertainties related to the wider trading, legal, regulatory, tax and labor environments, and the resulting impact on our business and that of our clients. Because we have significant operations in Europe and certain members of our senior management team are based in London, any of these uncertainties could increase our costs of doing business, or in some cases, affect our ability to do business, which could have a material adverse effect on our business, financial condition or results of operations.

•

Regulation Affecting Benchmarks. Compliance efforts associated with regulations affecting benchmarks or their uses and any related technical standards and guidance could have a negative impact on our business and results of operations.  In particular, compliance could lead to a change in our business practices, product offerings and/or our ability to offer indexes in certain jurisdictions, including the EU, including without limitation, by increasing our costs of doing business, including direct costs paid to regulators, diminishing our intellectual property rights, impacting the fees we can charge for our indexes, imposing constraints on our ability to meet contractual commitments to our data providers, imposing constraints on how we offer our products or causing our data providers to refuse to provide data to us, any of which could have a material adverse effect on our index products.

For example, the benchmark industry is subject to regulations in the EU, such as Regulation (EU) 2016/1011 (as amended) and Regulation (EU) No 600/2014, as well as increased scrutiny and potential new or increased regulation in various other jurisdictions. Additionally, the European Securities and Markets Authority (“ESMA”) issues guidance from time to time regarding interpretations of the benchmark regulation. The ESMA Guidelines on ETFs and other UCITS Issues limit the types of indexes that can be used as the basis of Undertakings for Collective Investment in Transferable Securities (“UCITS”) funds and require, among other things, index constituents, together with their respective weightings, to be made easily accessible free of charge, such as via the internet, to investors and prospective investors on a delayed and periodic basis. The International Organization of Securities Commissions (“IOSCO”) recommends that benchmark administrators, on a voluntary basis, publicly disclose whether they comply with the principles for financial benchmarks published by IOSCO.  Other jurisdictions have also indicated they may consider potential benchmark regulation.  The heightened attention and scrutiny on benchmarks and index providers by regulators, policymakers and the media in the EU, the U.S. and other jurisdictions around the world could result in negative publicity or comments about the role or influence of our company or the index industry generally, which could harm our reputation and credibility.

Further, laws, rules, regulations and orders affecting users of our indexes can have an indirect impact on our indexes, including their construction and composition, such as sanctions that prohibit users of our indexes from investing or transacting in securities included in our indexes.

•

Data Privacy Legislation. Changes in laws, rules or regulations, or consumer environments relating to privacy or information collection and use may affect our ability to collect, manage, aggregate, store, transfer and use personal data. There could be a material adverse impact on our direct marketing due to the enactment of legislation or industry regulations, or simply a change in practices, arising from public concern over privacy issues. Restrictions or bans could be placed upon the collection, management, aggregation, storage, transfer and use of information that is currently legally available, in which case our costs related to handling information could increase materially. For example, California passed the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA regulates the processing of personal data of all Californians and imposes significant penalties for non-compliance. The European General Data Protection Regulation imposes enhanced operational requirements for companies that receive or process personal data of residents of the EU and includes significant penalties for non-compliance.  In Japan, the Act on the Protection of Personal Information (“APPI”) regulates the use of personal information and personal data of “data subjects” for business purposes without regard to whether such use is within Japan. In addition, other jurisdictions, including China and India, are considering imposing or have already imposed additional restrictions.

•

Investment Advisers Act. Except with respect to certain products provided by MSCI ESG Research LLC and certain of its designated foreign affiliates, we believe that our products and services do not constitute or provide investment advice as contemplated by the Advisers Act. The Advisers Act imposes fiduciary duties, recordkeeping and reporting requirements, disclosure requirements, limitations on agency and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. Future developments in our product lines or changes to current laws, rules, regulations or interpretations could cause this status to change, requiring other entities in our corporate family to register as investment advisers under the Advisers Act or comply with similar laws or requirements in states or foreign jurisdictions.  Certain regulators in the U.S., for example, have commented publicly on whether index providers, in some cases, are or should be subject to the Advisers Act. See Part I, Item 1. “Business—Government Regulation” above for information about similar regulations in other countries.

In some instances, in connection with the provision of data and services, we have incurred additional costs to implement processes and systems at the request of our clients to ensure that the products and services that they in turn provide to their clients using our data are compliant with the financial regulations to which our clients may be subject. For example, a U.S. Executive Order prohibiting many of our clients from transacting in the securities of certain Chinese companies resulted in our decision to remove these companies from relevant indexes in order to support our clients’ needs that our indexes meet their objective to be replicable in investment portfolios.  To the extent that our clients are subject to increased regulation, we may be indirectly impacted and could incur increased costs that could have a negative impact on the profitability of certain products.

Additionally, there has been increased attention on and scrutiny of index and ESG ratings providers by politicians, regulators, policymakers and the media, which could create negative publicity that could harm our reputation or credibility as well as result in new or additional regulation that could increase our costs and have a negative impact on profitability.

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

There is no guarantee that any intellectual property rights that we may obtain will protect our competitive advantages, nor is there any assurance that our competitors will not infringe upon our rights. Furthermore, our competitors may independently develop and patent or otherwise protect products and services that are the same or similar to ours. We may be unable to detect the unauthorized use or disclosure of our intellectual property or confidential information, or to take the necessary steps to enforce our rights. In addition, our products and services, or third-party products that we provide to our clients, could infringe upon the intellectual property rights of others.

Pursuing intellectual property claims to preserve our intellectual property rights or responding to intellectual property claims, regardless of merit, can consume valuable time, and result in costly litigation or delays, and there is no guarantee that the Company will be successful. From time to time, we receive claims or notices from third parties alleging infringement or potential infringement of their intellectual property rights; and the number of these claims may grow. These intellectual property claims would likely be costly to defend and could require us to pay damages, limit our future use of certain technologies, harm our brand and reputation, significantly increase our costs and prevent us from offering some services or products. We may need to settle such claims on unfavorable terms, pay damages, stop providing or using the affected products or services or enter into royalty and licensing agreements, which may include terms that are not commercially acceptable to us. From time to time we receive notices calling upon us to defend partners, clients, suppliers or distributors against third-party claims under indemnification clauses in our contracts. If any of these risks materialize, they could have a material adverse effect on our business, financial condition or results of operations.

There have been a number of lawsuits in multiple jurisdictions, including in the U.S. and Germany, regarding whether issuers of indexed investment products are required to obtain a license from the index owner or whether issuers may issue investment products based on publicly-available index level data without obtaining permission from (or making payment to) the index owner. The outcome of these cases depends on a number of factors, including the governing law, the amount of information about the index available without a license and the other particular facts and circumstances of the cases. In some instances, the results have been unfavorable to the index owner. If courts or regulators or other governmental bodies in relevant jurisdictions determine that a license is not required to issue investment products linked to indexes, this could have a material adverse effect on our business, financial condition or results of operations. It might also lead to changes in current industry practices such that we would no longer make our index level data publicly available, such as via our website or news media, on a timely basis.

Some of our products and services help our clients to meet their regulatory requirements.  Changes to regulatory requirements may obviate the need for these products or services or may cause us to invest in enhancing the products or services to help our clients meet the new regulatory requirements.

Financial Risks

Our revenues, expenses, assets and liabilities are subject to foreign currency exchange rate fluctuation risk.

We are subject to foreign currency exchange rate fluctuation risk. Exchange rate movements can impact the U.S. dollar reported value of our revenues, expenses, assets and liabilities denominated in non-U.S. dollar currencies or where the currency of such items is different than the functional currency of the entity where these items were recorded. Additionally, the value of assets in indexed investment products can fluctuate significantly over short periods of time and such volatility may be further impacted by fluctuations in foreign currency exchange rates.

We manage certain of our foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. Any derivative financial instruments that we are currently party to or may enter into in the future may not be successful, resulting in an adverse impact on our results of operations.

To the extent that our international activities recorded in local currencies increase or decrease in the future, our exposure to fluctuations in foreign currency exchange rates may correspondingly increase or decrease and could have a material adverse effect on our business, financial condition or results of operations.  In addition, Brexit has caused, and may continue to cause, significant volatility in currency exchange rates, especially between the U.S. dollar and the British pound sterling. A weaker British pound sterling means that revenues earned in British pound sterling translate to lower reported U.S. dollar revenues.  A weaker British pound sterling also means that expenses incurred in British pound sterling translate to lower reported U.S. dollar expenses. A weaker British pound sterling could also impair the purchasing power of certain clients and could result in decreased demand for our products and services. A fall in the British pound sterling relative to the U.S. dollar, and the strengthening of the U.S. dollar relative to a number of currencies including the British pound sterling, could have significant impacts on our business, financial condition or results of operations.

Our indebtedness could materially adversely affect our cash flows and financial flexibility.

For an overview of our current outstanding indebtedness and history of our offerings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Although we believe that our cash flows will be sufficient to service our outstanding indebtedness, we cannot provide assurance that we will generate and maintain cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our ability to make payments on indebtedness and to fund planned capital expenditures depends on our ability to generate and access cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to pay our obligations as they mature, we may need to refinance all or a portion of our indebtedness on or before maturity. If we are unable to secure additional financing on terms favorable or acceptable to us or at all, we could also be forced to sell assets to make up for any shortfall in our payment obligations. The restrictive covenants in our debt agreements, however, limit our and our subsidiaries’ ability to sell assets and also restrict the use of proceeds from such a sale. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, ability to obtain financing and ability to compete in our industry could be materially adversely affected.

We may need or want to refinance our existing debt or incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, we may be subject to less favorable terms. The risks related to our level of indebtedness could also intensify, including by making it difficult for us to optimally capitalize and manage the cash flow for our business or placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

Furthermore, the terms of our debt agreements include restrictive covenants that limit, among other things, our and our existing and future subsidiaries’ financial flexibility. If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default that, in some cases, if continuing, could result in the accelerated payment of our debt obligations or the termination of borrowing commitments on the part of the lenders under our Revolving Credit Facility.

In 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates London Interbank Offered Rate (“LIBOR”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021, and it appears highly likely that LIBOR will be discontinued or modified by the end of 2021, and although alternative reference rates have been proposed, it is unknown whether they will attain market acceptance as replacements of LIBOR. At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates may have on LIBOR, other benchmarks or floating rate debt instruments, including borrowings under the Credit Agreement, dated as of November 20, 2014, by and among the Company, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto, as amended, supplemented, modified or amended and restated from time to time (as amended, the “Revolving Credit Facility”). The use of alternative reference rates or other reforms could cause the interest rate calculated for such borrowings to increase or otherwise fail to correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form, or have other adverse effects on us. To address the transition away from LIBOR, our Revolving Credit Facility provides for a process to amend our Revolving Credit Facility to substitute LIBOR with a replacement rate under certain circumstances. However, there is no guarantee that any such amendment for a replacement rate would become effective, and in the event that such amendment does not become effective, we may be required to pay a rate of interest higher than expected on any amounts owed under our Revolving Credit Facility. As of December 31, 2020, there were no amounts outstanding under our Revolving Credit Facility. If we were to incur any variable rate indebtedness under our Revolving Credit Facility, we would be subject to interest rate risk generally, which could cause our debt service obligations to increase significantly.

A change in our credit ratings could materially adversely affect our financial condition.

Our credit ratings are not recommendations to buy, sell or hold any of our common stock or outstanding debt. Our outstanding debt under the Senior Notes currently has non-investment grade ratings. Any rating assigned to such debt is subject to ongoing evaluation by the credit rating agencies and could be lowered or withdrawn entirely at any time by either or both agencies if, in the agency’s judgment, future circumstances relating to the basis of the rating so warrant. Such future circumstances include, but are not limited to, adverse changes to our results of operations, financial condition or cash flows, or revisions to our corporate strategy pertaining to capitalization or leverage. Any such downgrade or withdrawal could adversely affect the amount of capital we can access, as well as the terms of any financing we obtain.

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

We are regularly under audit by tax authorities. We may be subject to additional tax liabilities as the jurisdictions in which we do business globally are increasingly focused on digital taxes and the treatment of increasingly remote workforces. Although we believe that our tax provisions are reasonable, there can be no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. To the extent we are required to pay amounts in excess of our reserves, such differences could have a material adverse effect on our Consolidated Statement of Income for a particular future period. In addition, an unfavorable tax settlement could require use of our cash and result in an increase in our effective tax rate in the period in which such resolution occurs.

General Risks

Our business performance might not be sufficient for us to meet the full-year financial guidance or long-term targets that we provide publicly.

We provide certain full-year financial guidance and long-term targets to the public based upon our assumptions regarding our expected financial performance that may not always prove to be accurate and may vary from actual results. If we fail to meet the full-year financial guidance or achieve the long-term targets that we provide, or if we find it necessary to revise such guidance or targets, the market value of our common stock or other securities could be adversely affected.

Our growth and profitability may not continue at the same rate as we have experienced in the past for several reasons, including if our operating costs are higher than expected, which could have a material adverse effect on our business, financial condition or results of operations.

We have experienced significant revenue and earnings growth since we began operations. There can be no assurance that we will be able to maintain the levels of growth and profitability that we have experienced in the past. If we experience higher than expected operating costs, including increased compensation costs, regulatory compliance costs, occupancy costs, selling and marketing costs, investments in geographic expansion, market data costs, software license costs, communication costs, travel costs, application development costs, professional fees, costs related to information technology infrastructure, cloud usage and other IT costs, and we cannot adjust to these costs, our operating results may fluctuate significantly or our anticipated profitability may be reduced and our anticipated results of operations and financial position may be materially adversely affected. Additionally, there can be no assurance that we will be as successful in our product development, selling and marketing efforts, or capital return or allocation strategies as we have been in the past, or that such efforts will result in growth or profit margins comparable to those we have experienced in the past.

We may be exposed to liabilities as a result of failure to comply with anti-corruption laws and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to various anti-corruption laws that prohibit improper payments or benefits or offers of payments or benefits to foreign governments and their officials and, in some cases, to employees of a business for the purpose of directing, obtaining or retaining business. We conduct business in countries and regions that are less developed than the U.S. and in some cases are generally recognized as potentially more corrupt business environments. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various anti-corruption laws including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”) and the U.K. Bribery Act 2010. We have implemented safeguards and policies to discourage these practices by our employees and agents. However, our existing safeguards and any future improvements may prove to be less than fully effective and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions we may be subject to regulatory fines, sanctions, damages or other penalties or costs. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions and penalties, damage our brand and reputation and subject us to other liabilities which could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to successfully identify, execute and realize expected returns and synergies from acquisitions or strategic partnerships or investments, or if we experience integration, financing, or other risks resulting from our acquisitions or strategic partnerships or investments, our financial results may be materially adversely affected.

An element of our growth strategy is growth through acquisitions, strategic partnerships and investments. Despite our best efforts to continue pursuing such transactions, there can be no assurance that we will be able to identify suitable strategic partners, investment opportunities or candidates for successful acquisition at acceptable terms. Our ability to achieve the expected returns and synergies from our past and future acquisitions, strategic partnerships and investments depends, in part, upon our ability to effectively leverage or integrate the offerings, technology, sales, administrative functions and personnel of these businesses. We cannot provide assurance that we will be successful in integrating acquired businesses, that our acquired businesses will perform at the levels we anticipate or that our strategic partnerships and investments will advance the long-term growth strategy of our company. Our past and future acquisitions, strategic partnerships and investments may subject us to unanticipated risks or liabilities, including the potential to disrupt our operations. Additionally, strategic partnerships may increase our reliance on third parties, which may result in future disruptions if those partnerships are unsuccessful or discontinued or the content or level of support provided by strategic partners is diminished.

In the event that we experience a high level of acquisition, strategic partnership or investment-related activity within a limited period of time, the probability that certain of these risks would occur would likely increase. In addition, if we are unsuccessful in completing acquisitions of other businesses or assets, executing strategic partnerships or investments, or if such opportunities for expansion do not arise, our brand or reputation could suffer, and our future growth, business, financial condition or results of operations could be materially adversely affected.

Our goodwill and other intangible assets resulting from our acquisitions could be impaired as a result of future business conditions, requiring us to record substantial write-downs that would reduce our operating income.

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

We cannot provide any guaranty that we will continue to repurchase our common shares pursuant to our share repurchase program.

The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time, through one or more open market repurchases or privately negotiated transactions, including, without limitation, accelerated share repurchase transactions, trading plans or derivative transactions, or otherwise.

Share repurchases under our share repurchase program constitute components of our capital allocation strategy, which we fund with free operating cash flow and borrowings. However, we are not required to make any share repurchases under our share repurchase program. The share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. The reduction or elimination of our share repurchase program could adversely affect the market price of our common shares. Additionally, the existence of a share repurchase program could cause the market price of our common shares to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our shares. As a result, any repurchase program may not ultimately result in enhanced value to our shareholders and may not prove to be the best use of our cash resources.

Item 1B.	Unresolved Staff Comments

Nothing required to be disclosed.

Item 2.	Properties

As of December 31, 2020, our principal offices consisted of the following leased properties:

Location	Square Feet	Expiration Date
Mumbai, India	126,286	August 31, 2023
New York, New York	125,811	February 28, 2033
Budapest, Hungary	70,833	February 28, 2029
Monterrey, Mexico	46,569	October 31, 2028
Manila, Philippines	31,544	February 28, 2027
London, England	30,519	December 25, 2026
Pune, India	24,434	February 14, 2026
Norman, Oklahoma	23,664	May 31, 2024
Berkeley, California	19,808	February 28, 2030

As of December 31, 2020, we have more than 30 leased and occupied locations of which the principal offices are listed above. We also have additional office locations, including but not limited to, the following leased locations (in descending order of square footage): Boston, Massachusetts; Chicago, Illinois; Geneva, Switzerland; San Francisco, California; Frankfurt, Germany; Shanghai, China; Paris, France; Hong Kong, China; Tokyo, Japan; Beijing, China; Sydney, Australia; Toronto, Canada; and Singapore.

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

Stock Price and Dividends

Our common stock has traded on the New York Stock Exchange since November 15, 2007 and trades under the symbol “MSCI.” As of February 5, 2021, there were 116 shareholders of record of our common stock.

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

Under the Directors Plan, directors that are not employees of the Company receive annual Board retainer fees and fees for serving on the Company’s committees, if applicable, and a director may make an election to receive all or any portion of such director’s retainer and committee fees in shares of our common stock in lieu of cash. Non-employee directors are entitled to receive an annual grant of $165,000 and the lead director is entitled to an additional $50,000 in stock units (a total of $215,000), in each case, subject to a one-year vesting schedule. Under the MSCI Inc. Non-Employee Directors Deferral Plan, directors may elect to defer receipt of all or any portion of any shares of our common stock issuable upon conversion of any stock unit or any retainer elected to be paid in shares of our common stock until (i) 60 days following separation of service or (ii) the earlier of a specified date or 60 days following separation of service.

On February 18, 2016, the Board of Directors, upon the recommendation of the Compensation Committee, approved the MSCI Inc. 2016 Omnibus Plan (“Omnibus Plan”), an equity incentive compensation plan that was approved by shareholders at the Company’s 2016 annual meeting of shareholders. The Omnibus Plan replaced the Company’s then existing equity compensation plan—the MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (as amended, the “2007 Plan”). Compensation paid to the Company’s executive officers historically complied with the performance-based compensation exception under 162(m) of the IRC (“162(m)”) by being granted pursuant to the MSCI Inc. Performance Formula and Incentive Plan (the “Performance Plan”). Shareholder approval of the Omnibus Plan constituted approval of the material terms of the performance goals under the Omnibus Plan for purposes of 162(m). Despite the changes implemented by the Tax Cuts and Jobs Act on December 22, 2017 (“Tax Reform”), the Company will continue to maintain the Performance Plan and may make awards pursuant to it.

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

The following table presents certain information with respect to our equity compensation plans at December 31, 2020:

	Number of Securities to be Issued Upon Vesting of Restricted Stock Units and Exercise of Outstanding Options a	Weighted Average Unit Award Value of Restricted Stock Units and Weighted -Average Exercise Price of Outstanding Options b	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) c
Equity Compensation Plans Not Approved by Security Holders	—	$—	—
Equity Compensation Plans Approved by Security Holders
MSCI Inc. 2016 Omnibus Plan	734,811	$162.95	4,530,563
MSCI Inc. 2016 Non-Employee Directors Compensation Plan	4,689	$327.00	283,177
Total	739,500	$163.99	4,813,740

Stock Repurchases

The Board of Directors has approved a stock repurchase program for the purchase of the Company’s common stock in the open market. See Note 10, “Shareholders’ Equity (Deficit),” of the Notes to Consolidated Financial Statements included herein for additional information on our stock repurchase program.

The following table provides information with respect to purchases made by or on behalf of the Company of its common stock during the quarter ended December 31, 2020.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2020-October 31, 2020	297,103	$347.39	297,103	$1,789,547,000
November 1, 2020-November 30, 2020	177,181	$348.45	174,488	$1,728,753,000
December 1, 2020-December 31, 2020	6	$402.25	-	$1,728,753,000
Total	474,290	$347.79	471,591	$1,728,753,000

(1)

Includes (i) shares purchased by the Company on the open market under the stock repurchase program; (ii) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units; (iii) shares withheld to satisfy tax withholding obligations and exercise price on behalf of employees that occur upon exercise and delivery of outstanding shares underlying stock options; and (iv) shares held in treasury under the MSCI Inc. Non-Employee Directors Deferral Plan. The value of shares withheld to satisfy tax withholding obligations was determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.

(2)	See Note 10, “Shareholders’ Equity (Deficit)” of the Notes to the Consolidated Financial Statements included herein for further information regarding our stock repurchase program.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in the year ended December 31, 2020.

Use of Proceeds from Sale of Registered Securities

None.

FIVE-YEAR STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholders’ return on our common stock, the Standard & Poor’s 500 Stock Index and the NYSE Composite Index since December 31, 2015 assuming an investment of $100 at the closing price on December 31, 2015. In calculating total annual shareholders’ return, reinvestment of dividends, if any, is assumed. The indexes are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indexes are an appropriate measure of the relative performance of the common stock. This graph is not “soliciting material,” is not to be deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Total Investment Value

	Years Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2016	2017	2018	2019	2020
MSCI Inc.	$100	$111	$180	$212	$376	$656
S&P 500	$100	$112	$136	$130	$171	$203
NYSE Composite Index	$100	$112	$133	$121	$152	$162

Source: S&P Global

Item 6.	Selected Financial Data

Our selected consolidated financial data for the periods presented should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto provided under Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	For the Years Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018 (1)	2017	2016
	(in thousands, except operating margin and per share data)
Operating revenues	$1,695,390	$1,557,796	$1,433,984	$1,274,172	$1,150,669
Total operating expenses	810,626	802,095	747,086	694,402	662,565
Operating income	884,764	755,701	686,898	579,770	488,104
Other expense (income), net	198,539	152,383	57,002	112,871	102,166
Provision for income taxes	84,403	39,670	122,011	162,927	125,083
Net income	$601,822	$563,648	$507,885	$303,972	$260,855
Operating margin	52.2%	48.5%	47.9%	45.5%	42.4%
Earnings per basic common share	$7.19	$6.66	$5.83	$3.36	$2.72
Earnings per diluted common share	$7.12	$6.59	$5.66	$3.31	$2.70
Weighted average shares outstanding used in computing earnings per share
Basic	83,716	84,644	87,179	90,336	95,986
Diluted	84,517	85,536	89,701	91,914	96,540
Dividends declared per common share	$2.92	$2.52	$1.92	$1.32	$1.00

	As of
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019 (2)	2018 (1)	2017	2016
	(in thousands)
Cash and cash equivalents	$1,300,521	$1,506,567	$904,176	$889,502	$791,834
Accounts receivable (net of allowances)	$558,569	$499,268	$473,433	$327,597	$221,504
Goodwill and intangibles, net of accumulated amortization	$1,800,770	$1,824,355	$1,826,564	$1,882,457	$1,903,490
Total assets	$4,198,647	$4,204,439	$3,387,952	$3,275,668	$3,082,578
Deferred revenue	$675,870	$574,656	$537,977	$374,365	$334,358
Long-term debt, net of current maturities	$3,366,777	$3,071,926	$2,575,502	$2,078,093	$2,075,201
Total shareholders' equity (deficit)	$(443,234)	$(76,714)	$(166,494)	$401,012	$317,605

(1)	Includes the impact of the Financial Engineering Associates, Inc. (“FEA”) and Investor Force Holdings, Inc. (“InvestorForce”) divestitures.
(2)

Reflects the impact of the adoption on January 1, 2019 of Accounting Standards Update 2016-02, "Lease (Topic 842)," the impact of which was the inclusion of $166.4 million of right-of-use assets on the Company's Consolidated Statement of Financial Condition as of December 31, 2019.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations for the year ended December 31, 2020 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The discussion summarizing the significant factors affecting the results of operations and financial condition of MSCI for the year ended December 31, 2019 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), which was filed with the Securities and Exchange Commission on February 18, 2020.

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

Investors all over the world use our tools and services to gain insight and improve transparency throughout their investment processes, including to help define their investment universe, inform and analyze their asset allocation and portfolio construction decisions, measure and manage portfolio performance and risk, conduct performance attribution, implement sustainable and other investment strategies, design and issue ETFs and other indexed financial products, and facilitate reporting to stakeholders.

Our leading, research-enhanced products and services include indexes; portfolio construction and risk management analytics; ESG research and ratings, as well as climate solutions; and real estate benchmarks, return-analytics and market insights.  Through our integrated franchise we provide solutions across our products and services to support our clients’ dynamic and complex needs.  Our content and capabilities can be accessed by our clients through multiple channels and platforms.

We are focused on product innovation to address the evolving needs of our clients in light of changing investment trends  and an increasingly complex industry.  In order to most effectively serve our clients, we are committed to driving an integrated solutions-based approach, achieving service excellence, enhancing our differentiated research and content, and delivering flexible, cutting-edge technology and platforms.

Our clients comprise a wide spectrum of the global investment industry and include the following key client types:

•	Asset owners (pension funds, endowments, foundations, central banks, sovereign wealth funds, family offices and insurance companies)
•	Asset managers (institutional funds and accounts, mutual funds, hedge funds, ETFs, insurance products, private banks and real estate investment trusts)
•	Financial intermediaries (banks, broker-dealers, exchanges, custodians, trust companies and investment consultants)
•	Wealth managers (including robo-advisors and self-directed brokerages)
•	Corporates

As of December 31, 2020, we had offices in more than 30 cities across more than 20 countries to help serve our diverse client base, with 46.9% of our revenues coming from clients in the Americas, 37.0% in Europe, the Middle East and Africa (“EMEA”) and 16.1% in Asia and Australia.

In evaluating our financial performance, we focus on revenue and profit growth, including results accounted for under accounting principles generally accepted in the United States (“GAAP”) as well as non-GAAP measures, for the Company as a whole and by operating segment. In addition, we focus on operating metrics, including Run Rate, subscription sales and Retention Rate, to manage the business. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our profits into excess cash in the future. Our growth strategy includes: (a) extending leadership in research-enhanced content across asset classes, (b) enhancing distribution and content-enabling technology, (c) expanding solutions that empower client customization, (d) strengthening existing client relationships and growing by developing new ones and (e) executing strategic relationships and acquisitions with complementary content and technology companies.

Key Financial Metrics and Drivers

As discussed in the previous section, we utilize a portfolio of key financial metrics to manage the Company, including GAAP and non-GAAP measures. As detailed below, we review revenues by type and by segment, or by major product line. We also review expenses by activity, which provides more transparency into how resources are being deployed. In addition, we utilize operating metrics including Run Rate, subscription sales and Retention Rate to analyze past performance and to provide insight into our latest reported recurring business.

In the discussion that follows, we provide certain variances excluding the impact of foreign currency exchange rate fluctuations. Foreign currency exchange rate fluctuations reflect the difference between the current period results as reported compared to the current period results recalculated using the foreign currency exchange rates in effect for the comparable prior period. While operating revenues adjusted for the impact of foreign currency fluctuations includes asset-based fees that have been adjusted for the impact of foreign currency fluctuations, the underlying AUM, which is the primary component of asset-based fees, is not adjusted for foreign currency fluctuations. More than three-fifths of the AUM are invested in securities denominated in currencies other than the U.S. dollar, and accordingly, any such impact is excluded from the disclosed foreign currency-adjusted variances.

Revenues

Our revenues are characterized by type, which broadly reflects the nature of how they are recognized or earned. Our revenue types are recurring subscriptions, asset-based fees and non-recurring revenues. We also group our revenues by segment and provide the revenue type within each segment.

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

Cost of Revenues

Cost of revenues expenses consist of costs related to the production and servicing of our products and services and primarily includes related information technology costs, including data center, cloud, platform and infrastructure costs; costs to acquire, produce and maintain market data information; costs of research to support and maintain existing products; costs of product management teams; costs of client service and consultant teams to support customer needs; as well as other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs.

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

Other Expense (Income), Net

This category consists primarily of interest we pay on our outstanding indebtedness, interest we collect on cash and short-term investments, foreign currency exchange rate gains and losses as well as other non-operating income and expense items, such as losses on early extinguishment of debt and income and losses associated with our equity method investment.

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

Subscription Sales

Subscription sales is a key operating metric and is important because new subscription sales increase our Run Rate and ultimately our operating revenues over time. See “—Operating Metrics— Sales” below for additional information.

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

The weighted average shares outstanding used to calculate our diluted earnings per share for the year ended December 31, 2020 decreased by 1.2% compared to the year ended December 31, 2019. The decrease primarily reflects the impact of share repurchases made pursuant to the stock repurchase program and the vesting of the restricted stock units that were included in the dilutive share count in the prior year.

Senior Notes

We have an aggregate $3,400.0 million of Senior Notes outstanding as of December 31, 2020. See “–Liquidity and Capital Resources–Senior Notes and Credit Agreement” below and Note 5, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included herein for additional information on our Senior Notes and Revolving Credit Agreement.

Tax Cuts and Jobs Act of 2017

Tax Reform which was enacted on December 22, 2017, significantly revised the U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system and imposing a one-time tax on deemed repatriation of historic earnings of foreign subsidiaries (the “Toll Charge”).

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table presents the results of operations for the years indicated:

	Years Ended
	December 31,	December 31,
	2020	2019	Increase/(Decrease)
	(in thousands, except per share data)
Operating revenues	$1,695,390	$1,557,796	$137,594	8.8%
Operating expenses:
Cost of revenues	291,704	294,961	(3,257)	(1.1%)
Selling and marketing	216,496	219,298	(2,802)	(1.3%)
Research and development	101,053	98,334	2,719	2.8%
General and administrative	114,627	110,093	4,534	4.1%
Amortization of intangible assets	56,941	49,410	7,531	15.2%
Depreciation and amortization of property, equipment and leasehold improvements	29,805	29,999	(194)	(0.6%)
Total operating expenses	810,626	802,095	8,531	1.1%
Operating income	884,764	755,701	129,063	17.1%
Other expense (income), net	198,539	152,383	46,156	30.3%
Income before provision for income taxes	686,225	603,318	82,907	13.7%
Provision for income taxes	84,403	39,670	44,733	112.8%
Net income	$601,822	$563,648	$38,174	6.8%

Earnings per basic common share	$7.19	$6.66	$0.53	8.0%

Earnings per diluted common share	$7.12	$6.59	$0.53	8.0%

Operating margin	52.2%	48.5%

Operating Revenues

Our revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group revenues by major product lines or reportable segment as follows: Index, Analytics and All Other, which includes the ESG and Real Estate product lines.

The following table presents operating revenues by type for the years indicated:

	Years Ended
	December 31,	December 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Recurring subscriptions	$1,248,175	$1,154,040	$94,135	8.2%
Asset-based fees	399,771	361,927	37,844	10.5%
Non-recurring	47,444	41,829	5,615	13.4%
Total operating revenues	$1,695,390	$1,557,796	$137,594	8.8%

Total operating revenues grew 8.8% to $1,695.4 million for the year ended December 31, 2020 compared to $1,557.8 million for the year ended December 31, 2019. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 8.7% for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Revenues from recurring subscriptions increased 8.2% to $1,248.2 million for the year ended December 31, 2020 compared to $1,154.0 million for the year ended December 31, 2019, primarily driven by growth in Index products, which increased $49.4 million, or 9.3%, growth in ESG products, which increased $20.4 million, or 22.8%, and growth in Analytics products, which increased $20.0 million, or 4.1%. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions would have increased 8.1% for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Revenues from asset-based fees increased 10.5% to $399.8 million for the year ended December 31, 2020 compared to $361.9 million for the year ended December 31, 2019. The increase in asset-based fees was driven by growth in revenues from all of our indexed investment product categories, including an increase in revenues from exchange traded futures and options contracts linked to MSCI indexes that were primarily driven by price increases. The increase in revenues from asset-based fees was also driven by higher revenues from non-ETF indexed funds linked to MSCI indexes, which was driven by price increases and an increase in average AUM. Revenues from ETFs linked to MSCI indexes also increased, driven by an 8.9% increase in average AUM in equity ETFs linked to MSCI indexes, partially offset by lower fees resulting from the impact of a change in product mix. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

The following table presents the value of AUM in equity ETFs linked to MSCI indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2019				2020
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
AUM in equity ETFs linked to MSCI indexes(1), (2), (3)	$802.2	$819.3	$815.0	$934.4	$709.5	$825.4	$908.9	$1,103.6
Sequential Change in Value
Market Appreciation/(Depreciation)	$78.3	$14.9	$(9.2)	$63.5	$(216.5)	$117.4	$57.0	$135.7
Cash Inflows	28.3	2.2	4.9	55.9	(8.4)	(1.5)	26.5	59.0
Total Change	$106.6	$17.1	$(4.3)	$119.4	$(224.9)	$115.9	$83.5	$194.7

The following table presents the average value of AUM in equity ETFs linked to MSCI indexes for the periods indicated:

	Year-to-Date Average
	2019				2020
	March	June	September	December	March	June	September	December
AUM in equity ETFs linked to MSCI indexes(1), (2), (3)	$766.0	$788.7	$796.1	$814.4	$877.1	$827.0	$849.1	$886.7

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

For the year ended December 31, 2020, the average value of AUM in equity ETFs linked to MSCI equity indexes was $886.7 billion, up $72.3 billion, or 8.9%, from $814.4 billion for the year ended December 31, 2019.

Non-recurring revenues increased 13.4% to $47.4 million for the year ended December 31, 2020, compared to $41.8 million for the year ended December 31, 2019, primarily driven by growth in Index products, which increased $8.3 million, or 29.6%, partially offset by a $3.1 million, or 29.5%, decrease in Analytics products.

The following table presents operating revenues by reportable segment and revenue type for the years indicated:

	Years Ended
	December 31,	December 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$580,393	$530,968	$49,425	9.3%
Asset-based fees	399,771	361,927	37,844	10.5%
Non-recurring	36,331	28,042	8,289	29.6%
Index total	1,016,495	920,937	95,558	10.4%
Analytics
Recurring subscriptions	506,301	486,282	20,019	4.1%
Non-recurring	7,507	10,643	(3,136)	(29.5%)
Analytics total	513,808	496,925	16,883	3.4%
All Other
Recurring subscriptions	161,481	136,790	24,691	18.1%
Non-recurring	3,606	3,144	462	14.7%
All Other total	165,087	139,934	25,153	18.0%
Total operating revenues	$1,695,390	$1,557,796	$137,594	8.8%

Refer to the section titled, “Segment Results of Operations” for an explanation of the results.

Operating Expenses

Total operating expenses increased 1.1% to $810.6 million for the year ended December 31, 2020 compared to $802.1 million for the year ended December 31, 2019. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating expenses would have increased 1.6% for the year ended December 31, 2020 compared to the year ended December 31, 2019.

The following table presents operating expenses by activity for the years indicated:

	Years Ended
	December 31,	December 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Operating expenses:
Cost of revenues	$291,704	$294,961	$(3,257)	(1.1%)
Selling and marketing	216,496	219,298	(2,802)	(1.3%)
Research and development	101,053	98,334	2,719	2.8%
General and administrative	114,627	110,093	4,534	4.1%
Amortization of intangible assets	56,941	49,410	7,531	15.2%
Depreciation and amortization of property, equipment and leasehold improvements	29,805	29,999	(194)	(0.6%)
Total operating expenses	$810,626	$802,095	$8,531	1.1%

Cost of Revenues

Cost of revenues for the year ended December 31, 2020 decreased 1.1% to $291.7 million compared to $295.0 million for the year ended December 31, 2019. The change was driven by the absence of $7.0 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized during the year ended December 31, 2019, partially offset by increases in other compensation and benefits costs, primarily relating to higher wages and salaries, as well as higher non-compensation costs, reflecting higher information technology costs, partially offset by lower travel and entertainment costs. Cost of revenues reflects increases across the All Other and Index reportable segments, partially offset by a decrease in the Analytics reportable segment.

Selling and Marketing

Selling and marketing expenses for the year ended December 31, 2020 decreased 1.3% to $216.5 million compared to $219.3 million for the year ended December 31, 2019. The change was driven by lower non-compensation costs, including travel and entertainment costs, and the absence of $4.5 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized during the year ended December 31, 2019, partially offset by increases in compensation and benefits costs, primarily relating to higher wages and salaries. Selling and marketing expenses reflect increases across the All Other and Analytics reportable segments, partially offset by a decrease in the Index reportable segment.

Research and Development

R&D expenses for the year ended December 31, 2020 increased 2.8% to $101.1 million compared to $98.3 million for the year ended December 31, 2019. The change was driven by increases in compensation and benefits costs, including wages and salaries and benefits costs. R&D expenses reflect higher investments in the All Other and Index reportable segments, partially offset by lower investment in the Analytics reportable segment.

General and Administrative

G&A expenses for the year ended December 31, 2020 increased 4.1% to $114.6 million compared to $110.1 million for the year ended December 31, 2019. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation and wages and salaries, partially offset by the absence of $3.5 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized during the year ended December 31, 2019 and lower non-compensation costs. G&A expenses reflect increases across all three reportable segments.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the years indicated:

	Years Ended
	December 31,	December 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Compensation and benefits	$527,641	$518,730	$8,911	1.7%
Non-compensation expenses	196,239	203,956	(7,717)	(3.8%)
Amortization of intangible assets	56,941	49,410	7,531	15.2%
Depreciation and amortization of property, equipment and leasehold improvements	29,805	29,999	(194)	(0.6%)
Total operating expenses	$810,626	$802,095	$8,531	1.1%

Compensation and benefits costs are our most significant expense and typically represent approximately 65% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 3,633 employees as of December 31, 2020 compared to 3,396 employees as of December 31, 2019, reflecting a 7.0% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of December 31, 2020, 64.6% of our employees were located in emerging market centers compared to 62.9% as of December 31, 2019.

Compensation and benefits costs for the year ended December 31, 2020 increased 1.7% to $527.6 million compared to $518.7 million for the year ended December 31, 2019, driven by higher wages and salaries, incentive compensation and benefits costs, partially offset by the absence of $15.4 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized during the year ended December 31, 2019.

Non-compensation expenses for the year ended December 31, 2020 decreased 3.8% to $196.2 million compared to $204.0 million for the year ended December 31, 2019, primarily driven by lower travel and entertainment and marketing costs, partially offset by higher information technology costs.

Amortization of Intangible Assets

Amortization of intangible assets expense for the year ended December 31, 2020 increased 15.2% to $56.9 million compared to $49.4 million for the year ended December 31, 2019, primarily driven by higher amortization of internally-developed capitalized software.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements for the year ended December 31, 2020 and 2019 was $29.8 million and $30.0 million, respectively.

Other Expense (Income), Net

Other expense (income), net for the year ended December 31, 2020 increased 30.3% to $198.5 million compared to $152.4 million for the year ended December 31, 2019. The increase in net expenses was primarily driven by the $35.0 million and $10.0 million loss on debt extinguishment associated with the redemption of all of the outstanding $800.0 million aggregate principal amount of the 2025 Senior Notes (“2025 Senior Notes Redemption”) and the redemption of all of the remaining $300.0 million of the 2024 Senior Notes (“2024 Senior Notes Redemption”), respectively. The loss on debt extinguishment associated with the 2025 Senior Notes included an applicable premium of approximately $29.5 million (as defined in the indenture governing the terms of the 2025 Senior Notes) and the write-off of approximately $5.5 million of unamortized debt issuance costs. The loss on debt extinguishment associated with the 2024 Senior Notes Redemption included a redemption price of approximately $7.9 million (as set forth in the indenture governing the terms of the 2024 Senior Notes) and the write-off of approximately $2.1 million of unamortized debt issuance costs. In addition, the increase reflects higher interest expense associated with the higher outstanding debt and lower interest income due to lower rates earned on cash balances, offset by the absence of the $16.8 million loss on extinguishment associated with the partial pre-maturity redemption of the 2024 Senior Notes recognized during the year ended December 31, 2019.

Income Taxes

The provision for income tax is $84.4 million for the year ended December 31, 2020 compared to $39.7 million for the year ended December 31, 2019. These amounts reflect effective tax rates of 12.3% and 6.6% for the years ended December 31, 2020 and 2019, respectively.

The effective tax rate of 12.3% for the year ended December 31, 2020 reflects the impact of certain discrete items totaling $47.9 million. These discrete items primarily relate to $22.2 million of excess tax benefits recognized on the vesting of equity awards during the period and $20.8 million released during the year related to the favorable impact on prior years from final regulations clarifying certain provisions of Tax Reform. Also included in the discrete items is a $6.3 million benefit related to the revaluation of the cost of deemed repatriation of foreign earnings.

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

Net Income

As a result of the factors described above, net income for the year ended December 31, 2020 increased 6.8% to $601.8 million compared to $563.6 million for the year ended December 31, 2019.

Adjusted EBITDA

The following table presents the calculation of the non-GAAP Adjusted EBITDA measure for the years indicated:

	Years Ended
	December 31,	December 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Operating revenues:	$1,695,390	$1,557,796	$137,594	8.8%
Adjusted EBITDA expenses	723,880	707,297	16,583	2.3%
Adjusted EBITDA	$971,510	$850,499	$121,011	14.2%
Adjusted EBITDA margin %	57.3%	54.6%
Operating margin %	52.2%	48.5%

Adjusted EBITDA increased 14.2% to $971.5 million for the year ended December 31, 2020 compared to $850.5 million for the year ended December 31, 2019. Adjusted EBITDA margin increased to 57.3% for the year ended December 31, 2020 compared to 54.6% for the year ended December 31, 2019. The increase in Adjusted EBITDA margin reflects a higher rate of growth in operating revenues as compared to the rate of growth of Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the years indicated:

	Years Ended
	December 31,	December 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Index Adjusted EBITDA	$766,493	$670,188	$96,305	14.4%
Analytics Adjusted EBITDA	172,924	152,113	20,811	13.7%
All Other Adjusted EBITDA	32,093	28,198	3,895	13.8%
Consolidated Adjusted EBITDA	971,510	850,499	121,011	14.2%
2016 Multi-Year PSUs grant payroll tax expense	-	15,389	(15,389)	(100.0%)
Amortization of intangible assets	56,941	49,410	7,531	15.2%
Depreciation and amortization of property, equipment and leasehold improvements	29,805	29,999	(194)	(0.6%)
Operating income	884,764	755,701	129,063	17.1%
Other expense (income), net	198,539	152,383	46,156	30.3%
Provision for income taxes	84,403	39,670	44,733	112.8%
Net income	$601,822	$563,648	$38,174	6.8%

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the years indicated:

	Years Ended
	December 31,	December 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Index Adjusted EBITDA expenses	$250,002	$250,749	$(747)	(0.3%)
Analytics Adjusted EBITDA expenses	340,884	344,812	(3,928)	(1.1%)
All Other Adjusted EBITDA expenses	132,994	111,736	21,258	19.0%
Consolidated Adjusted EBITDA expenses	723,880	707,297	16,583	2.3%
2016 Multi-Year PSUs grant payroll tax expense	-	15,389	(15,389)	(100.0%)
Amortization of intangible assets	56,941	49,410	7,531	15.2%
Depreciation and amortization of property, equipment and leasehold improvements	29,805	29,999	(194)	(0.6%)
Total operating expenses	$810,626	$802,095	$8,531	1.1%

Segment Results

The results for each of our three reportable segments for the years ended December 31, 2020 and 2019 are presented below:

Index Segment

The following table presents the results for the Index segment for the years indicated:

	Years Ended
	December 31,	December 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$580,393	$530,968	$49,425	9.3%
Asset-based fees	399,771	361,927	37,844	10.5%
Non-recurring	36,331	28,042	8,289	29.6%
Operating revenues total	1,016,495	920,937	95,558	10.4%
Adjusted EBITDA expenses	250,002	250,749	(747)	(0.3%)
Adjusted EBITDA	$766,493	$670,188	$96,305	14.4%
Adjusted EBITDA margin %	75.4%	72.8%

Revenues related to Index products increased 10.4% to $1,016.5 million for the year ended December 31, 2020 compared to $920.9 million for the year ended December 31, 2019.

Revenues from recurring subscriptions were up 9.3% to $580.4 million for the year ended December 31, 2020 compared to $531.0 million for the year ended December 31, 2019. The increase was primarily driven by growth in market cap-weighted index products, strong growth in factor, ESG and climate and in custom index products. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

Revenues from asset-based fees increased 10.5% to $399.8 million for the year ended December 31, 2020 compared to $361.9 million for the year ended December 31, 2019. The increase in asset-based fees was driven by growth in revenues from all of our indexed investment product categories, including an increase in revenues from exchange traded futures and options contracts linked to MSCI indexes that were primarily driven by price increases. The increase in revenues from asset-based fees was also driven by higher revenues from non-ETF indexed funds linked to MSCI indexes, which was driven by price increases and an increase in average AUM. Revenues from ETFs linked to MSCI indexes also increased, driven by an 8.9% increase in average AUM in equity ETFs linked to MSCI indexes, partially offset by a change in fee levels of certain products as well as change in product mix. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

Index segment Adjusted EBITDA expenses decreased 0.3% to $250.0 million for the year ended December 31, 2020 compared to $250.7 million for the year ended December 31, 2019, reflecting lower expenses across selling and marketing expense activity category, partially offset by higher expenses across the G&A, cost of revenues and R&D expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have increased 0.2% for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Analytics Segment

The following table presents the results for the Analytics segment for the years indicated:

	Years Ended
	December 31,	December 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$506,301	$486,282	$20,019	4.1%
Non-recurring	7,507	10,643	(3,136)	(29.5%)
Operating revenues total	513,808	496,925	16,883	3.4%
Adjusted EBITDA expenses	340,884	344,812	(3,928)	(1.1%)
Adjusted EBITDA	$172,924	$152,113	$20,811	13.7%
Adjusted EBITDA margin %	33.7%	30.6%

Analytics segment revenues increased 3.4% to $513.8 million for the year ended December 31, 2020 compared to $496.9 million for the year ended December 31, 2019, primarily driven by growth in Multi-Asset Class Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment revenues would have increased 3.3% for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Analytics segment Adjusted EBITDA expenses decreased 1.1% to $340.9 million for the year ended December 31, 2020 compared to $344.8 million for the year ended December 31, 2019, primarily driven by lower expenses across the cost of revenues and R&D expense activity categories, partially offset by higher expenses across the selling and marketing and G&A expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Adjusted EBITDA expenses would have decreased 0.4% for the year ended December 31, 2020 compared to the year ended December 31, 2019.

All Other Segment

The following table presents the results for the All Other segment, which consists of the ESG and Real Estate product lines, for the years indicated:

	Years Ended
	December 31,	December 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Operating revenues:
Recurring subscriptions	$161,481	$136,790	$24,691	18.1%
Non-recurring	3,606	3,144	462	14.7%
Operating revenues total	165,087	139,934	25,153	18.0%
Adjusted EBITDA expenses	132,994	111,736	21,258	19.0%
Adjusted EBITDA	$32,093	$28,198	$3,895	13.8%
Adjusted EBITDA margin %	19.4%	20.2%

All Other segment revenues increased 18.0% to $165.1 million for the year ended December 31, 2020 compared to $139.9 million for the year ended December 31, 2019. The increase in All Other revenues was driven by a $20.7 million, or 22.8%, increase in ESG revenues to $111.4 million and by a $4.5 million, or 9.0%, increase in Real Estate revenues to $53.7 million. The increase in ESG revenues was driven by strong growth in the Ratings, Climate and Screening products. The increase in Real Estate revenues was driven by growth in Enterprise Analytics and Global Intel products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other operating revenues would have increased 17.7%, ESG revenues would have increased 22.3% and Real Estate revenues would have increased 9.2% for the year ended December 31, 2020 compared to the year ended December 31, 2019.

All Other segment Adjusted EBITDA expenses increased 19.0% to $133.0 million for the year ended December 31, 2020 compared to $111.7 million for the year ended December 31, 2019, driven by higher expenses attributable mostly to ESG operations. Adjusting for the impact of foreign currency exchange rate fluctuations,

Adjusted EBITDA expenses would have increased 19.3% for the year ended December 31, 2020 compared to the year ended December 31, 2019.

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

Changes in our recurring revenues typically lag changes in Run Rate. The actual amount of recurring revenues we will realize over the following 12 months will differ from Run Rate for numerous reasons, including:

•	fluctuations in revenues associated with new recurring sales;
•	modifications, cancellations and non-renewals of existing Client Contracts, subject to specified notice requirements;
•	differences between the recurring license start date and the date the Client Contract is executed due to, for example, contracts with onboarding periods or fee waiver periods;
•

fluctuations in asset-based fees, which may result from changes in certain investment products’ total expense ratios, market movements, including foreign currency exchange rates, or from investment inflows into and outflows from investment products linked to our indexes;

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes or discounts;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign currency exchange rates; and
•	the impact of acquisitions and divestitures.

The following table presents Run Rates by reportable segment as of the dates indicated and the growth percentages over the years indicated:

	As of
	December 31,	December 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
Index:
Recurring subscriptions	$618,391	$559,257	10.6%
Asset-based fees	464,108	396,140	17.2%
Index total	1,082,499	955,397	13.3%
Analytics	555,145	526,845	5.4%
All Other	194,816	152,247	28.0%
Total Run Rate	$1,832,460	$1,634,489	12.1%

Recurring subscriptions total	$1,368,352	$1,238,349	10.5%
Asset-based fees	464,108	396,140	17.2%
Total Run Rate	$1,832,460	$1,634,489	12.1%

Total Run Rate grew 12.1% to $1,832.5 million as of December 31, 2020 compared to $1,634.5 million as of December 31, 2019. Recurring subscription Run Rate grew 10.5% to $1,368.4 million as of December 31, 2020 compared to $1,238.3 million as of December 31, 2019. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscription Run Rate would have increased 9.4% as of December 31, 2020 compared to December 31, 2019.

Run Rate from asset-based fees increased 17.2% to $464.1 million as of December 31, 2020, from $396.1 million as of December 31, 2019, driven by higher AUM in equity ETFs linked to MSCI indexes, higher prices in futures and options and higher prices in non-ETF indexed funds linked to MSCI indexes. Partially offsetting the impact of the increase in AUM in equity ETFs linked to MSCI indexes was a change in fee levels of certain products as well as change in product mix, which was the primary driver of a decline in average basis point fees to 2.67 at December 31, 2020 from 2.82 at December 31, 2019. As of December 31, 2020, the value of AUM in equity ETFs linked to MSCI indexes was $1,103.6 billion, up $169.2 billion, or 18.1%, from $934.4 billion as of December 31, 2019. The increase of $169.2 billion consisted of market appreciation of $93.6 billion and net inflows of $75.6 billion.

Index recurring subscription Run Rate grew 10.6% to $618.4 million as of December 31, 2020 compared to $559.3 million as of December 31, 2019, primarily driven by strong growth in market cap-weighted index products, custom and specialized index products and factor and ESG and climate index products.

Run Rate from Analytics products increased 5.4% to $555.1 million as of December 31, 2020 compared to $526.8 million as of December 31, 2019, driven by growth in both Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 4.0% as of December 31, 2020 compared to December 31, 2019.

Run Rate from All Other products increased 28.0% to $194.8 million as of December 31, 2020 compared to $152.2 million as of December 31, 2019. The $42.6 million increase was primarily driven by a $36.9 million, or 36.4%, increase in ESG Run Rate to $138.3 million, and a $5.7 million, or 11.2%, increase in Real Estate Run Rate to $56.5 million. The increase in ESG Run Rate was primarily driven by strong growth in Ratings and Climate products. The increase in Real Estate Run Rate was driven by growth in both Enterprise Analytics and Global Intel products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other Run Rate would have increased 23.9%, ESG Run Rate would have increased 32.6% and Real Estate Run Rate would have increased 6.6% as of December 31, 2020 compared to December 31, 2019.

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

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the years indicated:

	Years Ended
	December 31,	December 31,
	2020	2019	Increase/(Decrease)
	(in thousands)
New recurring subscription sales
Index	$85,411	$78,325	9.0%
Analytics	61,538	66,992	(8.1%)
All Other	46,907	32,552	44.1%
New recurring subscription sales total	193,856	177,869	9.0%
Subscription cancellations
Index	(27,398)	(21,767)	25.9%
Analytics	(40,003)	(31,623)	26.5%
All Other	(8,380)	(6,468)	29.6%
Subscription cancellations total	(75,781)	(59,858)	26.6%
Net new recurring subscription sales
Index	58,013	56,558	2.6%
Analytics	21,535	35,369	(39.1%)
All Other	38,527	26,084	47.7%
Net new recurring subscription sales total	118,075	118,011	0.1%
Non-recurring sales
Index	41,463	30,262	37.0%
Analytics	10,996	15,947	(31.0%)
All Other	2,576	2,890	(10.9%)
Non-recurring sales total	55,035	49,099	12.1%
Gross sales
Index	$126,874	$108,587	16.8%
Analytics	72,534	82,939	(12.5%)
All Other	49,483	35,442	39.6%
Total gross sales	$248,891	$226,968	9.7%
Net sales
Index	$99,476	$86,820	14.6%
Analytics	32,531	51,316	(36.6%)
All Other	41,103	28,974	41.9%
Total net sales	$173,110	$167,110	3.6%

Retention Rate

Another key metric is our “Retention Rate.” The following table presents our Retention Rate by reportable segment and product category for the periods indicated for the years ended December 31, 2020 and 2019:

	Index	Analytics	All Other	Total
2020
Three Months Ended March 31,	96.3%	93.7%	94.6%	95.0%
Three Months Ended June 30,	94.7%	92.0%	94.1%	93.5%
Three Months Ended September 30,	95.0%	93.8%	95.1%	94.5%
Three Months Ended December 31,	94.4%	90.1%	94.2%	92.6%
Year Ended December 31,	95.1%	92.4%	94.5%	93.9%
2019
Three Months Ended March 31,	96.5%	93.7%	95.9%	95.2%
Three Months Ended June 30,	97.1%	94.2%	93.9%	95.5%
Three Months Ended September 30,	96.0%	93.6%	96.8%	95.0%
Three Months Ended December 31,	93.0%	92.8%	92.7%	92.9%
Year Ended December 31,	95.7%	93.6%	94.8%	94.7%

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

For example, in the fourth quarter of 2020, we recorded cancellations of $23.0 million. To derive the Retention Rate for the fourth quarter, we annualized the actual cancellations during the quarter of $23.0 million to derive $92.1 million of annualized cancellations. This $92.1 million was then divided by the $1,238.3 million subscription Run Rate at the beginning of the year to derive a cancellation rate of 7.4%. The 7.4% was then subtracted from 100.0% to derive a Retention Rate of 92.6% for the fourth quarter.

Retention Rate is computed by operating segment on a product/service-by-product/service basis. In general, if a client reduces the number of products or services to which it subscribes within a segment, or switches between products or services within a segment, we treat it as a cancellation for purposes of calculating our Retention Rate except in the case of a product or service switch that management considers to be a replacement product or service. In those replacement cases, only the net change to the client subscription, if a decrease, is reported as a cancel.  In the Analytics and the ESG operating segments, substantially all product or service switches are treated as replacement products or services and netted in this manner, while in our Index and Real Estate operating segments, product or service switches that are treated as replacement products or services and receive netting treatment occur only in certain limited instances. In addition, we treat any reduction in fees resulting from a down-sale of the same product or service as a cancellation to the extent of the reduction. We do not calculate Retention Rate for that portion of our Run Rate attributable to assets in indexed investment products or futures and options contracts, in each case, linked to our indexes.

For the year ended December 31, 2020, 30.4% of our cancellations occurred in the fourth quarter. In our product lines, Retention Rate is generally higher during the first three quarters and lower in the fourth quarter, as the fourth quarter is traditionally the largest renewal period in the year.

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

Senior Notes and Credit Agreement

We have an aggregate of $3,400.0 million in senior unsecured notes (collectively, the “Senior Notes”) outstanding and a $400.0 million undrawn Revolving Credit Agreement with a syndicate of banks as of December 31, 2020. See Note 5, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included herein for additional information on our Senior Notes and Revolving Credit Agreement.

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of December 31, 2020, our Consolidated Leverage Ratio was 3.21:1.00 and our Consolidated Interest Coverage Ratio was 6.29:1.00. As of December 31, 2020, there were no amounts drawn and outstanding under the Revolving Credit Agreement.

Our non-guarantor subsidiaries under the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $989.3 million, or 58.4%, of our total revenue for the 12 months ended December 31, 2020, approximately $351.7 million, or 39.8%, of our consolidated operating income for the 12 months ended December 31, 2020, and approximately $1,065.4 million, or 25.3%, of our consolidated total assets (excluding intercompany assets) and $756.9 million, or 16.3%, of our consolidated total liabilities, in each case as of December 31, 2020.

Share Repurchases

The Board of Directors has approved a stock repurchase program for the purchase of the Company’s common stock in the open market. See Note 10, “Shareholders’ Equity (Deficit),” of the Notes to Consolidated Financial Statements included herein for additional information on our stock repurchase program.

As of February 5, 2021, a total of $1,728.8 million remained available on the share repurchase authorization. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

Cash Dividends

On September 17, 2014, our Board of Directors approved a plan to initiate a regular quarterly cash dividend to our shareholders. On October 30, 2014, we began paying regular quarterly cash dividends and have paid such dividends each quarter thereafter.

On January 25, 2021, the Board of Directors declared a quarterly dividend of $0.78 per share of common stock to be paid on February 26, 2021 to shareholders of record as of the close of trading on February 19, 2021.

Cash Flows

The following table presents the Company’s cash and cash equivalents as of the dates indicated:

	As of
	December 31,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$1,300,521	$1,506,567

The following table presents the breakdown of the Company’s cash flows for the periods indicated:

	Years Ended
	December 31,	December 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$811,109	$709,523
Net cash used in investing activities	(241,791)	(71,937)
Net cash used in financing activities	(779,038)	(36,667)
Effect of exchange rate changes	3,674	1,472
Net (decrease) increase in cash	$(206,046)	$602,391

Cash and Cash Equivalents

Cash and cash equivalents were $1,300.5 million and $1,506.6 million as of December 31, 2020 and 2019, respectively. We typically seek to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes but may maintain higher minimum cash balances while the COVID-19 pandemic continues to impact global economic markets. As of December 31, 2020 and 2019, $423.4 million and $321.2 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. As a result of Tax Reform, we can now more efficiently access a significant portion of our cash held outside of the U.S. in the short-term without being subject to U.S. income taxes. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. The global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purpose or other needs, including acquisitions or expansion of our products.

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $811.1 million and $709.5 million for the years ended December 31, 2020 and 2019, respectively. The year-over-year increase was primarily driven by higher cash collections from customers, partially offset by higher payments for income taxes, interest and cash expenses.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. Historically, the payment of cash for compensation and benefits is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $241.8 million for the year ended December 31, 2020 compared to $71.9 million for the year ended December 31, 2019. The year-over-year change was primarily driven by the $190.8 million investment in Burgiss.

Cash Flows From Financing Activities

Cash used in financing activities was $779.0 million for the year ended December 31, 2020 compared to $36.7 million for the year ended December 31, 2019. The year-over-year change was primarily driven by higher share repurchases, the impact of the 2024 Senior Notes Redemption and the 2025 Senior Notes Redemption, partially offset by the impact of new senior notes offerings made during the periods.

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

Contractual Obligations

Our contractual obligations consist primarily of our debt obligations arising from the issuance of the Senior Notes, leases for office space, leases for equipment and other operating leases and obligations to vendors arising out of market data contracts. The following table summarizes our contractual obligations for the periods indicated as of December 31, 2020:

		Years Ending December 31,
(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Senior Notes (1)	4,617,760	143,875	143,875	143,875	143,875	143,875	3,898,385
Operating leases	204,602	28,201	26,188	25,022	19,659	19,170	86,362
Vendor obligations	158,800	54,457	28,650	25,998	23,982	12,797	12,916
Other obligations (2)	19,391	—	—	—	1,465	7,967	9,959
Total contractual obligations	$5,000,553	$226,533	$198,713	$194,895	$188,981	$183,809	$4,007,622

(1)

Includes the impact of payments for the principal amount on the $500.0 million aggregate principal amount of 4.750% senior unsecured notes due 2026 (the “2026 Senior Notes”), the 2027 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes and the 2031 Senior Notes plus interest based on the 4.75%, 5.375%, 4.00%, 3.625% and 3.875% coupon interest rates, respectively.

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

Off-Balance Sheet Arrangements

At December 31, 2020 and 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the years ended December 31, 2020 and 2019, 14.1% and 13.5%, respectively, of our revenues were subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 14.1% of non-U.S dollar exposure for the year ended December 31, 2020, 40.2% was in Euros, 27.2% was in Japanese yen and 24.6% was in British pounds sterling. Of the 13.5% of non-U.S dollar exposure for the year ended December 31, 2019, 40.8% was in Euros, 26.9% was in Japanese yen and 23.1% was in British pounds sterling.

Revenues from asset-based fee (“ABF”) products represented 23.6% and 23.2% of operating revenues for the years ended December 31, 2020 and 2019, respectively. While a substantial portion of our fees for ABF products are invoiced in U.S. dollars, the fees are based on the investment product’s assets, of which more than three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 40.8% and 41.2% of our operating expenses for the years ended December 31, 2020 and 2019, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Euros, Hong Kong dollars, Swiss francs and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $2.8 million for the year ended December 31, 2020 and foreign currency exchange losses of $4.0 million for the year ended December 31, 2019.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of MSCI Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of shareholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in ~~Internal Control - Integrated Framework~~ (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in ~~Internal Control - Integrated Framework~~ (2013) issued by the COSO.

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

Unrecognized tax benefits

As described in Note 11 to the consolidated financial statements, the Company has $16.6 million of gross unrecognized tax benefits as of December 31, 2020. Management regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. Once unrecognized tax benefits are established, management adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. As part of management’s periodic review of unrecognized tax benefits and based on new information regarding the status of federal and state examinations, the Company’s unrecognized tax benefits are remeasured. The Company is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as the United Kingdom, Switzerland and India, and states in which the Company has significant operations, such as New York. The tax years currently under examination vary by jurisdiction but include years ranging from 2007 through 2019.

The principal considerations for our determination that performing procedures relating to unrecognized tax benefits is a critical audit matter are (i) the significant judgment by management when determining unrecognized tax benefits including a high degree of estimation uncertainty relative to the numerous and complex tax laws, frequency of tax examinations, and the nature of intercompany transactions and tax positions; (ii) a high degree of auditor judgment, effort, and subjectivity in performing procedures to evaluate the timely identification and accurate measurement of unrecognized tax benefits; (iii) the evaluation of audit evidence available to support the unrecognized tax benefits is complex and required significant auditor judgment as the nature of the evidence is often highly subjective; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of the unrecognized tax benefits, including controls relating to the completeness of balances and measurement of the unrecognized tax benefits. These procedures also included, among others (i) testing the information used in the calculation of the unrecognized tax benefits, including intercompany agreements, international, federal and state filing positions, and reviewing the final tax returns; (ii) testing the calculation of the unrecognized tax benefits, including management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained; (iii) testing the completeness of management’s assessment of both the identification of uncertain tax positions and possible outcomes of each uncertain tax position; and (iv) evaluating the status and results of income tax audits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company’s unrecognized tax benefits, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than-not of being sustained and the amount of potential benefit to be realized, the application of relevant tax laws, and estimated interest and penalties.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 12, 2021

We have served as the Company’s auditor since 2014.

MSCI INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December 31,	December 31,
	2020	2019
	(In thousands, except per share and share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,300,521	$1,506,567
Accounts receivable, net of allowances	558,569	499,268
Prepaid income taxes	20,097	31,590
Prepaid and other assets	46,411	44,352
Total current assets	1,925,598	2,081,777
Property, equipment and leasehold improvements, net	80,446	90,708
Right of use assets	153,330	166,406
Goodwill	1,566,022	1,562,868
Intangible assets, net	234,748	261,487
Equity method investment	190,898	—
Deferred tax assets	23,627	20,911
Other non-current assets	23,978	20,282
Total assets	$4,198,647	$4,204,439

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,253	$6,498
Income taxes payable	26,195	14,210
Accrued compensation and related benefits	161,557	166,273
Other accrued liabilities	143,894	139,149
Deferred revenue	675,870	574,656
Total current liabilities	1,021,769	900,786
Long-term debt	3,366,777	3,071,926
Long-term operating lease liabilities	152,342	164,144
Deferred tax liabilities	12,774	66,639
Other non-current liabilities	88,219	77,658
Total liabilities	4,641,881	4,281,153

Commitments and Contingencies (see Note 5 and Note 9)

Shareholders' equity (deficit):
Preferred Stock (par value $0.01, 100,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 132,829,175 and 132,419,412 common shares issued and 82,573,407 and 84,794,930 common shares outstanding at December 31, 2020 and December 31, 2019, respectively)	1,328	1,324
Treasury shares, at cost (50,255,768 and 47,624,482 common shares held at December 31, 2020 and December 31, 2019, respectively)	(4,342,535)	(3,565,784)
Additional paid-in capital	1,402,537	1,351,031
Retained earnings	2,554,295	2,199,294
Accumulated other comprehensive loss	(58,859)	(62,579)
Total shareholders' equity (deficit)	(443,234)	(76,714)
Total liabilities and shareholders' equity (deficit)	$4,198,647	$4,204,439

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	(In thousands, except per share data)
Operating revenues	$1,695,390	$1,557,796	$1,433,984
Operating expenses:
Cost of revenues	291,704	294,961	287,335
Selling and marketing	216,496	219,298	192,923
Research and development	101,053	98,334	81,411
General and administrative	114,627	110,093	99,882
Amortization of intangible assets	56,941	49,410	54,189
Depreciation and amortization of property, equipment and leasehold improvements	29,805	29,999	31,346
Total operating expenses	810,626	802,095	747,086

Operating income	884,764	755,701	686,898

Interest income	(5,030)	(16,403)	(19,669)
Interest expense	156,324	148,041	133,114
Other expense (income)	47,245	20,745	(56,443)

Other expense (income), net	198,539	152,383	57,002

Income before provision for income taxes	686,225	603,318	629,896
Provision for income taxes	84,403	39,670	122,011
Net income	$601,822	$563,648	$507,885

Earnings per basic common share	$7.19	$6.66	$5.83

Earnings per diluted common share	$7.12	$6.59	$5.66

Weighted average shares outstanding used in computing earnings per share:
Basic	83,716	84,644	87,179
Diluted	84,517	85,536	89,701

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	(in thousands)
Net income	$601,822	$563,648	$507,885
Other comprehensive income (loss):

Foreign currency translation adjustments	4,771	2,037	(14,113)
Income tax effect	(62)	(776)	—

Foreign currency translation adjustments, net	4,709	1,261	(14,113)

Pension and other post-retirement adjustments	(1,675)	(6,477)	2,351
Income tax effect	686	1,036	(227)

Pension and other post-retirement adjustments, net	(989)	(5,441)	2,124

Net investment hedge adjustments	—	—	1,937
Income tax effect	—	—	—

Net investment hedge adjustments, net	—	—	1,937

Other comprehensive income (loss), net of tax	3,720	(4,180)	(10,052)

Comprehensive income	$605,542	$559,468	$497,833

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2017	$1,295	$(2,321,989)	$1,264,849	$1,505,204	$(48,347)	$401,012
Net income				507,885		507,885
ASC Topic 606 Retained Earnings Adjustment				16,135		16,135
Dividends declared ($1.92 per common share)		(77)	119	(172,273)		(172,231)
Other comprehensive income (loss), net of tax					(10,052)	(10,052)
Common stock issued	5					5
Compensation payable in common stock and options			40,838			40,838
Common stock repurchased and held in treasury		(949,888)				(949,888)
Common stock issued to Directors and (held in)/released from treasury		(820)	17			(803)
Exercise of stock options			605			605

Balance at December 31, 2018	$1,300	$(3,272,774)	$1,306,428	$1,856,951	$(58,399)	$(166,494)
Net income				563,648		563,648
Dividends declared ($2.52 per common share)			230	(221,305)		(221,075)
Other comprehensive income (loss), net of tax					(4,180)	(4,180)
Common stock issued	23					23
Compensation payable in common stock and options			41,138			41,138
Common stock repurchased and held in treasury		(292,075)				(292,075)
Common stock issued to Directors and (held in)/released from treasury		(935)				(935)
Exercise of stock options	1		3,235			3,236

Balance at December 31, 2019	$1,324	$(3,565,784)	$1,351,031	$2,199,294	$(62,579)	$(76,714)
Net income				601,822		601,822
Cumulative-effect adjustment				631		631
Dividends declared ($2.92 per common share)				(247,452)		(247,452)
Dividends paid in shares			186			186
Other comprehensive income (loss), net of tax					3,720	3,720
Common stock issued	4					4
Compensation payable in common stock			51,320			51,320
Common stock repurchased and held in treasury		(778,519)				(778,519)
Common stock issued to Directors and (held in)/released from treasury		1,768				1,768

Balance at December 31, 2020	$1,328	$(4,342,535)	$1,402,537	$2,554,295	$(58,859)	$(443,234)

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	(in thousands)
Cash flows from operating activities
Net income	$601,822	$563,648	$507,885
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	56,941	49,410	54,189
Stock-based compensation expense	51,094	41,199	38,897
Depreciation and amortization of property, equipment and leasehold improvements	29,805	29,999	31,346
Amortization of right of use assets	24,049	22,489	—
Amortization of debt origination fees	4,445	4,073	3,715
Loss on extinguishment of debt	44,930	16,794	—
Deferred taxes	(55,645)	(20,767)	(780)
Gain on divestitures, net of costs	—	—	(61,402)
Other adjustments	1,744	1,093	(188)
Changes in assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	(57,606)	(25,923)	(153,942)
Prepaid income taxes	11,608	(13,200)	(4,069)
Prepaid and other assets	(410)	(7,698)	(2,015)
Accounts payable	7,482	2,584	2,300
Accrued compensation and related benefits	(2,641)	25,217	8,532
Income taxes payable	9,576	(2,240)	(2,890)
Other accrued liabilities	1,674	3,664	29,096
Deferred revenue	98,330	35,366	185,077
Long-term operating lease liabilities	(22,497)	(20,244)	—
Other	6,408	4,059	(22,989)
Net cash provided by operating activities	811,109	709,523	612,762

Cash flows from investing activities
Acquisition of equity method investment	(190,816)	—	—
Capital expenditures	(21,826)	(29,116)	(30,257)
Capitalized software development costs	(29,149)	(24,654)	(18,704)
Acquisitions, net of cash acquired	—	(18,177)	—
Proceeds from the sale of capital equipment	—	10	10
Proceeds from divestitures	—	—	83,825
Net cash (used in) provided by investing activities	(241,791)	(71,937)	34,874

Cash flows from financing activities
Proceeds from borrowings	1,405,000	1,000,000	500,000
Repayment of borrowings	(1,142,382)	(513,125)	—
Proceeds from exercise of stock options	-	3,236	605
Repurchase of common stock held in treasury	(778,519)	(292,075)	(949,888)
Payment of dividends	(246,444)	(222,922)	(170,938)
Payment of debt issuance costs in connection with debt	(16,693)	(11,781)	(6,262)
Net cash used in financing activities	(779,038)	(36,667)	(626,483)

Effect of exchange rate changes	3,674	1,472	(6,479)

Net (decrease) increase in cash	(206,046)	602,391	14,674
Cash and cash equivalent, beginning of period	1,506,567	904,176	889,502
Cash and cash equivalent, end of period	$1,300,521	$1,506,567	$904,176

Supplemental disclosure of cash flow information:
Cash paid for interest	$163,391	$141,484	$125,986
Cash paid for income taxes, net of refunds received	$113,646	$72,935	$143,215
Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$3,061	$3,690	$2,999
Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$1,438	$1,039	$862

See Notes to Consolidated Financial Statements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

Organization

MSCI Inc., together with its wholly-owned subsidiaries (the “Company” or “MSCI”) provides critical decision support tools and services that bring greater transparency to the global financial markets. MSCI’s tools and services include indexes; portfolio construction tools and risk-management analytics; environmental, social and governance (“ESG”) and climate solutions; and real estate benchmarks, return analytics and market insights; much of which can be accessed by clients through multiple channels and platforms.

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

Significant Accounting Policies

Basis of Financial Statements and Use of Estimates

GAAP requires the Company to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of revenue, research and development and software capitalization, assessment of impairment of long-lived assets, accrued compensation, income taxes, incremental borrowing rates and other matters that affect the consolidated financial statements and related disclosures. The Company believes that estimates used in the preparation of these consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.

Inter-company balances and transactions are eliminated in consolidation.

Revenue Recognition

MSCI adopted the revenue standard set forth under Accounting Standards Codification Topic 606 “Revenue from Contracts with Customers,” or ASC Topic 606, as of January 1, 2018 using the Modified Retrospective Approach and as such, applied ASC Topic 606 only to contracts that were not completed at the January 1, 2018 adoption date and did not adjust prior reporting periods. An adjustment was recorded within the Consolidated Statement of Financial Condition as of January 1, 2018. The adoption resulted in more revenue being recognized upfront or earlier in the life of new client contracts for certain of the Company’s products and services, including fees related to the licensing of certain desktop applications as they relate to the energy and commodity analytics products, implementation services as they relate to Analytics products and services and the Company’s hosted applications and set-up fees as they relate to the Company’s custom index products. ASC Topic 606 also has the impact of ratably allocating revenue recognition as it relates to multi-year subscriptions. The adoption of ASC Topic 606 also resulted in higher accounts receivable and deferred revenue balances. Under the previous accounting guidance, MSCI generally recorded the value of an invoice to accounts receivable and deferred revenue at the beginning of the service period began. Under ASC Topic 606, MSCI records accounts receivable and a corresponding offset to deferred revenue when an invoice is issued prior to satisfaction of the performance obligation. When performance obligations are satisfied prior to issuance of an invoice, MSCI records accounts receivable and a corresponding offset to operating revenues.  See Note 3, “Revenue Recognition,” for further discussion of the impact of the change upon adoption of ASC Topic 606.

Performance Obligations and Transaction Price

For revenue arrangements containing multiple products or services, the Company accounts for the individual products or services as a separate performance obligation if they are distinct. A product or service is distinct if a client can benefit from it either on its own or together with other resources that are readily available to the client, and the Company’s promise to transfer the product or service to the client is separately identifiable from other promises in the contract.  If both criteria are not met, the promised products or services are accounted for as a combined performance obligation.

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

Revenue is recognized when a customer obtains control of promised products or services in an amount that reflects the consideration the entity expects to receive in exchange for those products or services. Determining when control has transferred can sometimes require management’s judgement (e.g., implementation services), which could affect the timing of revenue recognition. Revenue is recognized exclusive of any applicable sales or other indirect taxes.

Disaggregation of Revenue

Revenues are characterized by type, which broadly reflects the nature of how they are recognized or earned. Our revenue types are recurring subscriptions, asset-based fees and non-recurring revenues. We also group our revenues by segment.

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

Revenues By Segment

For products within the Index segment, with respect to index data subscriptions, MSCI’s performance obligation to deliver the data is satisfied over time and, accordingly, revenue is recognized ratably over the term of the agreement pursuant to the contract terms. With respect to licenses to create indexed investment products, such as ETFs, passively managed funds, or licenses which allow certain exchanges to use MSCI’s indexes as the basis for futures and options contracts, MSCI’s performance obligation allows customers to use the Company’s intellectual property (e.g., the indexes) as the basis of the funds or other investment products the customers create over the term of the agreement. The fees earned for these rights are typically variable, in which case they are accrued under the sales and usage-based royalty exception pursuant to the level of performance achieved, which is measured based on AUM, volume of trades or other factors. The level of performance achieved is based on information obtained from independent third-party sources or best estimates taking into account the most recently reported information from the client.

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

During the years ended December 31, 2020 and 2019, the Company capitalized $29.1 million and $24.7 million, respectively, of costs related to software developed for internal use in the Consolidated Statement of Financial Condition.

Capitalized software development costs are typically amortized on a straight-line basis over the estimated useful life of the related product, which is typically three to five years, beginning with the date the software is placed into service.

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

The Company tests goodwill for impairment on an annual basis on July 1st and on an interim basis when certain events and circumstances exist. The test for impairment is performed at the reporting unit level. Goodwill impairment is determined by comparing the fair value of a reporting unit with its carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, an impairment charge will be recorded up to, but not more than, the total amount of goodwill allocated to the reporting unit.

The Company completed its annual goodwill impairment test as of July 1, 2020 on its Index, Analytics, ESG and Real Estate operating segments, which are the same as its reporting units, and no impairments were noted. The Company performed a step zero, qualitative impairment test on these four operating segments and determined that it was more likely than not that the fair value for each was not less than the carrying value.

As the estimated fair value of the Company’s reporting units exceeded their carrying value on the testing dates, and there were no impairment triggers identified as part of interim assessments, no impairment of goodwill was recorded during the years ended December 31, 2020, 2019 and 2018.

Intangible Assets

The Company amortizes definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company also reviews the useful lives on a quarterly basis to determine if the period of economic benefit has changed. If the carrying value of an intangible asset exceeds its fair value, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the intangible asset exceeds its fair value. There were no events or changes in circumstances that would indicate that the carrying value of the definite-lived intangible assets may not be recoverable during the years ended December 31, 2020, 2019 and 2018.

During the year ended December 31, 2018 management decided to discontinue the use of the IPD trade name utilized by the Real Estate segment. As a result, the remaining unamortized value of $7.9 million was written off.

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

Leases

MSCI adopted the leases standard set forth under Accounting Standards Codification Topic 842, “Leases,” or ASC Topic 842, as of January 1, 2019 using the optional transition method. The Company elected to apply the transition package of practical expedients permitted which, among other things, allowed the Company to carry forward the historical lease classification. In addition, MSCI elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company made an election to apply the exemption allowed for leases with an initial term of 12 months or less to not be recorded in the Consolidated Statement of Financial Condition and to only recognize the related amounts in the Consolidated Statement of Income on a straight-line basis over the lease term. As of the adoption of ASC Topic 842 on January 1, 2019, the Company recorded $197.5 million of total operating lease liabilities and right-of-use (“ROU”) assets on the Company’s Consolidated Statement of Financial Condition. The $197.5 million of ROU assets were offset by $22.1 million of lease related assets and liabilities previously carried on the Company’s Consolidated Statement of Financial Condition which resulted in the presentation of an initial $175.4 million ROU assets.

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

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of furniture and fixtures, computer and communications equipment and leasehold improvements are accounted for using the straight-line method over the estimated useful life of the asset.

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

Changes in the allowance for doubtful accounts from December 31, 2017 to December 31, 2020 were as follows:

Amount
(in thousands)
Balance as of December 31, 2017	$1,700
Addition (reduction) to credit loss expense	(224)
Write-offs, net of recoveries	(449)
Balance as of December 31, 2018	$1,027
Addition (reduction) to credit loss expense	1,024
Write-offs, net of recoveries	(336)
Balance as of December 31, 2019	$1,715
Addition (reduction) to credit loss expense	1,712
Adjustments and write-offs, net of recoveries	(1,844)
Balance as of December 31, 2020	$1,583

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

Concentrations

For the years ended December 31, 2020, 2019 and 2018, BlackRock, Inc. accounted for 11.0%, 11.5%, and 11.9% of the Company’s consolidated operating revenues, respectively. For the years ended December 31, 2020, 2019 and 2018, BlackRock, Inc. accounted for 18.0%, 18.9% and 20.1%, respectively, of the Index segment’s operating revenues. No single customer accounted for 10.0% or more of operating revenues within the Analytics and All Other segments for the years ended December 31, 2020, 2019 and 2018.

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

The Company adopted ASU 2016-13 and the related clarifications effective January 1, 2020. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

3. REVENUE RECOGNITION

MSCI’s revenues are characterized by product type, which broadly reflects the nature of how they are recognized. The Company’s revenue types are recurring subscriptions, asset-based fees and non-recurring revenues. The Company also groups its revenues by segment.

The tables that follow present the disaggregated revenues for the periods indicated:

	For the Year Ended December 31, 2020
	Segments
(in thousands)	Index	Analytics	All Other	Total
Product Types
Recurring subscriptions	$580,393	$506,301	$161,481	$1,248,175
Asset-based fees	399,771	—	—	399,771
Non-recurring	36,331	7,507	3,606	47,444
Total	$1,016,495	$513,808	$165,087	$1,695,390

	For the Year Ended December 31, 2019
	Segments
(in thousands)	Index	Analytics	All Other	Total
Product Types
Recurring subscriptions	$530,968	$486,282	$136,790	$1,154,040
Asset-based fees	361,927	—	—	361,927
Non-recurring	28,042	10,643	3,144	41,829
Total	$920,937	$496,925	$139,934	$1,557,796

	For the Year Ended December 31, 2018
	Segments
(in thousands)	Index	Analytics	All Other	Total
Product Types
Recurring subscriptions	$477,612	$474,334	$114,590	$1,066,536
Asset-based fees	336,565	—	—	336,565
Non-recurring	21,298	5,605	3,980	30,883
Total	$835,475	$479,939	$118,570	$1,433,984

The table that follows presents the change in accounts receivable and deferred revenue between the dates indicated:

	Accounts receivable	Deferred revenue
	(in thousands)
Opening (1/1/2020)	$499,268	$574,656
Closing (12/31/2020)	558,569	675,870
Increase/(decrease)	$59,301	$101,214

	Accounts receivable	Deferred revenue
	(in thousands)
Opening (1/1/2019)	$473,433	$537,977
Closing (12/31/2019)	499,268	574,656
Increase/(decrease)	$25,835	$36,679

The amount of revenue recognized in the period that was included in the opening current deferred revenue, which reflects the contract liability amounts, was $555.8 million and $522.7 million for the years ended December 31, 2020 and 2019, respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in billings, partially offset by the amortization of deferred revenue to operating revenues. MSCI had long-term deferred revenue balance as of December 31, 2020 and 2019, respectively, reflected as part of “Other non-current liabilities” on its Consolidated Statement of Financial Condition, which were not material.

For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
December 31,
2020
(in thousands)
First 12-month period	$337,692
Second 12-month period	198,274
Third 12-month period	60,697
Periods thereafter	14,885
Total	$611,548

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

The following table presents the computation of basic and diluted EPS:

	Years Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
(in thousands, except per share data)
Net income	$601,822	$563,648	$507,885

Basic weighted average common shares outstanding	83,716	84,644	87,179
Effect of dilutive securities:
Stock options and restricted stock units	801	892	2,522
Diluted weighted average common shares outstanding	84,517	85,536	89,701

Earnings per basic common share	$7.19	$6.66	$5.83

Earnings per diluted common share	$7.12	$6.59	$5.66

5. COMMITMENTS AND CONTINGENCIES

Legal matters. From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which the Company believes would have a material effect on its business, operating results, financial condition or cash flows.

Senior Notes. The Company had an aggregate of $3,400.0 million in senior unsecured notes (collectively, the “Senior Notes”) outstanding at December 31, 2020, consisting of five discrete private placement offerings presented in the table below:

		Principal amount outstanding at	Carrying value at	Carrying value at	Fair Value at	Fair Value at
	Maturity Date	December 31, 2020	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(in thousands)
Long-term debt
5.25% senior unsecured notes due 2024	November 15, 2024	$-	$-	$297,835	$-	$309,225
5.75% senior unsecured notes due 2025	August 15, 2025	-	-	794,063	-	840,872
4.75% senior unsecured notes due 2026	August 1, 2026	500,000	496,257	495,587	522,325	525,800
5.375% senior unsecured notes due 2027	May 15, 2027	500,000	495,819	495,168	538,100	541,300
4.00% senior unsecured notes due 2029	November 15, 2029	1,000,000	990,364	989,273	1,073,040	1,018,820
3.625% senior unsecured notes due 2030	September 1, 2030	400,000	395,458	-	419,428	-
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	988,879	-	1,063,430	-
Total debt		$3,400,000	$3,366,777	$3,071,926	$3,616,323	$3,236,017

Interest payments attributable to the Senior Notes are due as presented in the following table:

	First semi-annual interest payment date	Second semi- annual interest payment date
Senior Notes
4.75% senior unsecured notes due 2026	February 1	August 1
5.375% senior unsecured notes due 2027	May 15	November 15
4.000% senior unsecured notes due 2029	May 15	November 15
3.625% senior unsecured notes due 2030(1)	March 1	September 1
3.875% senior unsecured notes due 2031(2)	June 1	December 1

(1)The first payment occurred on September 1, 2020.

(2)The first payment occurred on December 1, 2020.

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

The 2030 Senior Notes are scheduled to mature and be paid in full on September 1, 2030. At any time prior to March 1, 2025, the Company may redeem all or part of the 2030 Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2030 Senior Notes, together with accrued and unpaid interest, on or after March 1, 2025, at redemption prices set forth in the indenture governing the 2030 Senior Notes. At any time prior to March 1, 2023, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2030 Senior Notes, including any permitted additional notes, at a redemption price equal to 103.625% of the principal amount plus accrued and unpaid interest, if any, to the redemption date, so long as at least 50% of the aggregate principal amount of all notes (excluding any additional notes, if any) issued under the indenture governing the 2030 Senior Notes remain outstanding after each such redemption occurs.

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

Revolver. On November 20, 2014, the Company entered into a $200.0 million senior unsecured revolving credit agreement (as amended, the “Revolving Credit Agreement”) with a syndicate of banks. The Revolving Credit Agreement had an initial term of five years with an option to extend for two additional one-year terms. On August 4, 2016, the Company entered into Amendment No. 1 (the “First Amendment”) to the Revolving Credit Agreement. The First Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $220.0 million, (ii) increased the maximum consolidated leverage ratio and (iii) extended the initial term to August 2021 with an option to extend for an additional one-year term. On May 15, 2018, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Revolving Credit Agreement. The Second Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $250.0 million, (ii) extended the term to May 2023 with an option to extend for an additional one-year term and (iii) decreased the applicable rate and applicable fee rate for loans and commitments. On November 15, 2019, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Revolving Credit Agreement. The Third Amendment, among other things, (i) increased aggregate commitments available to be borrowed to $400.0 million, (ii) extended the term to November 2024 with an option to extend for an additional one-year term, (iii) decreased the applicable rate and applicable fee rate for loans and commitments and (iv) amended certain restrictive covenants that limit, among other things, the Company’s financial flexibility. At December 31, 2020, the Revolving Credit Agreement was undrawn.

In connection with the closings of the Senior Notes offerings and entry into the Revolving Credit Agreement and the First, Second and Third Amendments, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At December 31, 2020, $35.0 million of the deferred financing fees remain unamortized, $0.5 million of which is included in “Prepaids and other assets,” $1.3 million of which is included in “Other non-current assets” and $33.2 million of which is grouped and presented as part of “Long-term debt” on the Consolidated Statement of Financial Condition.

6. LEASES

For the year ended December 31, 2018, the Company followed ASC Subtopic 840-10, “Leases,” which required the recognition of rent expense on a straight-line basis over the lease period. Rent expense for office space, including real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises, for the year ended December 31, 2018 was $25.3 million.

On January 1, 2019, the Company adopted ASU 2016-02 “Leases” and began following ASC Subtopic 842-10. Under ASC Subtopic 842-10, the Company recognized a total of $32.8 million and $35.6 million of operating lease expenses for the years ended December 31, 2020 and 2019. The amounts associated with variable lease costs, short-term lease costs and sublease income were not material for the years ended December 31, 2020 and 2019.

The Company’s leases have remaining lease terms of up to approximately 12 years. Some of these leases have options to extend which, if exercised, would extend the maximum term to approximately 22 years. Some of the leases also provide for early termination, the exercise of which would shorten the term of those leases by up to 5 years.

Future minimum commitments for the Company’s operating leases accounted for in accordance with ASC Subtopic 842-10 in place as of December 31, 2020, the interest and other relevant line items in the Consolidated Statement of Financial Condition are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
2021	$28,201
2022	26,189
2023	25,022
2024	19,659
2025	19,170
Thereafter	86,361
Total lease payments	$204,602
Less: Interest	(29,571)
Present value of lease liabilities	$175,031

Other accrued liabilities	$22,689
Long-term operating lease liabilities	$152,342

Lease term and discount rate for the Company’s operating leases in place as of December 31, 2020 are as follows:

As of
December 31,
Lease Term and Discount Rate	2020
Weighted-average remaining lease term (years)	8.93
Weighted-average discount rate	3.34%

Other information for the Company’s operating leases in place for the year ended December 31, 2020 are as follows:

Year Ended
Other Information	December 31,
(in thousands)	2020
Operating cash flows used for operating leases	$30,061
Leased assets obtained in exchange for new operating lease liabilities	$11,472

7. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net at December 31, 2020 and 2019 consisted of the following:

		As of
	Estimated	December 31,	December 31,
	Useful Lives	2020	2019
		(in thousands)
Computer & related equipment	2 to 5 years	$186,786	$185,794
Furniture & fixtures	7 years	15,276	12,478
Leasehold improvements	1 to 21 years	56,537	52,339
Work-in-process	—	2,996	8,667
Subtotal		261,595	259,278
Accumulated depreciation and amortization		(181,149)	(168,570)
Property, equipment and leasehold improvements, net		$80,446	$90,708

Depreciation and amortization expense of property, equipment and leasehold improvements was $29.8 million, $30.0 million and $31.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

8. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The change to the Company’s goodwill was as follows:

(in thousands)	Index	Analytics	All Other		Total
Goodwill at December 31, 2018	$1,203,404	$290,976	$51,381		$1,545,761
Changes to goodwill	—	—	14,567	(1)	14,567
Foreign exchange translation adjustment	1,290	—	1,250		2,540
Goodwill at December 31, 2019	$1,204,694	$290,976	$67,198		$1,562,868
Changes to goodwill	—	—	—		—
Foreign exchange translation adjustment	1,064	—	2,090		3,154
Goodwill at December 31, 2020	$1,205,758	$290,976	$69,288		$1,566,022

(1)	Reflects the impact of the Carbon Delta AG (“Carbon Delta”) acquisition.

Intangible Assets, Net

The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2020	2019	2018
Amortization expense of acquired intangible assets	$34,049	$34,773	$43,981
Amortization expense of internally developed capitalized software	22,892	14,637	10,208
Total amortization of intangible assets expense	$56,941	$49,410	$54,189

During the year ended December 31, 2018 management decided to discontinue the use of the IPD trade name utilized by the Real Estate segment. As a result, the remaining unamortized value associated with the trade name of $7.9 million was written off in the year ended December 31, 2018.

The gross carrying and accumulated amortization amounts related to the Company’s identifiable intangible assets were as follows:

		As of
	Estimated	December 31,	December 31,
	Useful Lives	2020	2019
		(in thousands)
Gross intangible assets:
Customer relationships	13 to 21 years	$356,700	$356,700
Trademarks/trade names	10 to 21.5 years	207,300	207,300
Technology/software	3 to 8 years	290,908	263,719
Proprietary data	6 to 13 years	28,627	28,627
Subtotal		883,535	856,346
Foreign exchange translation adjustment		(5,262)	(7,615)
Total gross intangible assets		$878,273	$848,731
Accumulated amortization:
Customer relationships		$(253,465)	$(231,665)
Trademarks/trade names		(143,207)	(133,305)
Technology/software		(231,496)	(209,878)
Proprietary data		(15,730)	(13,963)
Subtotal		(643,898)	(588,811)
Foreign exchange translation adjustment		373	1,567
Total accumulated amortization		$(643,525)	$(587,244)
Net intangible assets:
Customer relationships		$103,235	$125,035
Trademarks/trade names		64,093	73,995
Technology/software		59,412	53,841
Proprietary data		12,897	14,664
Subtotal		239,637	267,535
Foreign exchange translation adjustment		(4,889)	(6,048)
Total net intangible assets		$234,748	$261,487

Estimated amortization expense for succeeding years is presented below:

Years Ending December 31,	Amortization Expense
(in thousands)
2021	$59,605
2022	52,283
2023	41,618
2024	34,770
2025	20,697
Thereafter	25,775
Total	$234,748

9. EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan for eligible U.S. employees and defined contribution and defined benefit pension plans that cover substantially all of its non-U.S. employees. Eligible employees may participate in the MSCI 401(k) plan (or any other regional defined contribution plan sponsored by MSCI) immediately upon hire. Eligible employees receive 401(k) and other defined contribution plan matching contributions, which are subject to vesting and certain other limitations. Additionally, some non-US employees are eligible to participate in and receive contributions to defined benefit plans.

The following table reflects the employee benefits expense by cost, type and location in the Statement of Income for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2020	2019	2018
Employee benefit cost type
401(k) and other defined contribution plans	21,804	19,909	19,228
Pension related net period benefit expense	4,671	4,135	3,570
Total	$26,475	$24,044	$22,798

Location in the Statement of Income
Cost of revenues	$9,913	$9,387	$10,162
Selling and marketing	7,910	7,368	6,946
Research and development	5,328	4,705	3,840
General and administrative	2,289	1,844	1,796
Other expense (income)	1,035	740	54
Total	$26,475	$24,044	$22,798

The Company uses a measurement date of December 31 to calculate obligations under its pension and postretirement plans. As of December 31, 2020 and 2019, the Company carried a net liability of $36.1 million and $30.4 million, respectively, in “Other non-current liabilities” on the Consolidated Statement of Financial Condition related to its future pension obligations. The fair value of the defined benefit plan assets were $28.5 million and $25.0 million at December 31, 2020 and 2019, respectively.

The Company’s retiree benefit plans include defined benefit plans for employees in Switzerland, as well as other countries where MSCI maintains an operating presence.

Our Switzerland plans are government-mandated retirement funds that provide employees with a minimum investment return, which is determined annually by the Swiss government and was 1.00% in the years ended December 31, 2020, 2019 and 2018. Under the Switzerland plans, the Company and our employees are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender. As of December 31, 2020 and 2019, the Switzerland plans had a gross pension liability of $34.8 million and $32.6 million, respectively, and plan assets that totaled $24.6 million and $21.9 million, respectively. In the years ended December 31, 2020, 2019 and 2018, we recognized net periodic benefit expense of $0.5 million, $1.0 million and $1.3 million, respectively, related to our Switzerland plans. The discount rate for the Switzerland defined benefit pension plan was 0.10% as of December 31, 2020 and 0.30% as of December 31, 2019.

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

Return of capital

On October 29, 2020, the Board of Directors authorized a stock repurchase program for the purchase of up to $1,000.0 million worth of shares of MSCI’s common stock in addition to the $804.5 million of authorization then remaining under a previously existing share repurchase program (the “2020 Repurchase Program”) for a total of $1,804.5 million of stock repurchase authorization.

Share repurchases made pursuant to the 2020 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of December 31, 2020, there was $1,728.8 million of available authorization remaining under the 2020 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Year Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
	(in thousands, except per share data)
December 31, 2020	$291.76	2,493	$727,344
December 31, 2019	$147.97	690	$102,081
December 31, 2018	$148.34	6,236	$924,989

The following table presents cash dividends declared and distributed per common share for the periods indicated:

	Dividends
	Per Share	Declared	Distributed	(Released)/ Deferred
2020	(in thousands, except per share data)
Three Months Ended March 31,	$0.68	$59,233	$59,455	$(222)
Three Months Ended June 30,	0.68	57,360	57,068	292
Three Months Ended September 30,	0.78	65,830	65,454	376
Three Months Ended December 31,	0.78	65,029	64,653	376
Year Ended December 31,	$2.92	$247,452	$246,630	$822
2019
Three Months Ended March 31,	$0.58	$55,339	$57,988	$(2,649)
Three Months Ended June 30,	0.58	49,613	49,365	248
Three Months Ended September 30,	0.68	58,176	57,882	294
Three Months Ended December 31,	0.68	58,176	57,916	260
Year Ended December 31,	$2.52	$221,304	$223,151	$(1,847)
2018
Three Months Ended March 31,	$0.38	$34,848	$34,900	$(52)
Three Months Ended June 30,	0.38	34,254	33,935	319
Three Months Ended September 30,	0.58	52,264	51,764	500
Three Months Ended December 31,	0.58	50,907	50,434	473
Year Ended December 31,	$1.92	$172,273	$171,033	$1,240

Common Stock

The following table presents activity related to shares of common stock issued and repurchased for the periods indicated:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Balance At December 31, 2017	129,543,856	(39,438,971)	90,104,885
Dividend payable/paid	734	(579)	155
Common stock issued and exercise of stock options	479,277	—	479,277
Shares withheld for tax withholding and exercises	—	(174,991)	(174,991)
Shares repurchased under stock repurchase programs	—	(6,235,629)	(6,235,629)
Shares issued to Directors	6,059	(5,618)	441
Balance At December 31, 2018	130,029,926	(45,855,788)	84,174,138
Dividend payable/paid	1,064	(585)	479
Common stock issued and exercise of stock options	2,387,145	—	2,387,145
Shares withheld for tax withholding and exercises	—	(1,077,815)	(1,077,815)
Shares repurchased under stock repurchase programs	—	(689,891)	(689,891)
Shares issued to Directors	1,277	(403)	874
Balance At December 31, 2019	132,419,412	(47,624,482)	84,794,930
Dividend payable/paid	553	(337)	216
Common stock issued	406,960	—	406,960
Shares withheld for tax withholding and exercises	—	(165,239)	(165,239)
Shares repurchased under stock repurchase programs	—	(2,492,994)	(2,492,994)
Shares issued to Directors	2,250	27,284	29,534
Balance At December 31, 2020	132,829,175	(50,255,768)	82,573,407

Share-Based Compensation

The Company regularly issues share-based compensation to its employees and directors who are not employees of the Company. The accounting guidance for share-based compensation requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures.

In February 2021, the Company granted a portion of its employees awards in the form of RSUs and PSUs. The total number of units granted was 182,971. The aggregate fair value of the awards was $65.9 million. A portion of the awards granted consisted of RSUs vesting over a three-year period, with one-third vesting on each anniversary of the grant in 2022, 2023 and 2024. A smaller portion of the awards granted consisted of PSUs that will time-vest over a three-year period and a five-year period and are subject to the achievement of the applicable absolute total shareholder return compounded annual growth rate measured over a three-year and five-year performance period, respectively. The PSUs that will time-vest over a three-year period are subject to a one-year sale restriction. All of these awards are subject to forfeiture under specific criteria set in the award agreements.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to use newly-issued shares or certain shares of common stock held in treasury.

The following table presents the amount of share-based compensation expense by category for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2020	2019	2018
Cost of revenues	$14,523	$11,190	$10,334
Selling and marketing	13,545	14,943	12,851
Research and development	7,344	5,966	4,175
General and administrative	19,826	11,991	13,203
Other expense (income)	379	—	—
Total share-based compensation expense	$55,617	$44,090	$40,563

The windfall tax benefits for share-based compensation expense related to RSUs, PSUs and other restricted stock unit awards (together, the “Share-based Awards”) as well as stock options granted to Company employees and to directors who are not employees of the Company were $20.9 million, $82.5 million and $8.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, $43.9 million of compensation cost related to MSCI unvested share-based awards granted to the Company’s employees and to directors who are not employees of the Company had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will be recognized primarily over the next one to five years.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of common stock. As of December 31, 2020, 4.8 million shares of common stock were available for future grants under these plans.

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

The fair value of the PSUs on the award dates were estimated under the Monte Carlo method using the following assumptions:

	Years Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Risk free interest rate	1.28%	2.46%	2.30%
Historical stock price volatility	25.42%	21.98%	20.51%
Term (in years)	3.8	3.7	3.5

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

The following table presents activity concerning the Company’s vested and unvested Share-based Awards applicable to its employees (share data in thousands) for the period indicated:

		Weighted
		Average
		Grant
	Number of	Date Fair
For the Year Ended December 31, 2020	Shares	Value
Vested and unvested Share-based Awards at December 31, 2019	757	$122.42
Granted	454	$170.57
Conversion to common stock	(417)	$97.79
Canceled	(55)	$147.49
Vested and unvested Share-based Awards at December 31, 2020 (1)	739	$163.99

(1)	As of December 31, 2020, 670 Share-based Awards, with a weighted average grant date fair value of $165.61, were vested or expected to vest.

The total fair value of Share-based Awards held by the Company’s employees that converted to MSCI common stock during the years ended December 31, 2020, 2019 and 2018 was $133.6 million, $401.7 million and $63.6 million, respectively.

The following table presents activity concerning the Company’s unvested Share-based Awards related to its employees (share data in thousands):

		Weighted
		Average
		Grant
	Number of	Date Fair
For the Year Ended December 31, 2020	Shares	Value
Unvested Share-based Awards at December 31, 2019	727	$123.21
Granted	437	$174.25
Vested	(382)	$99.24
Canceled	(55)	$147.49
Unvested Share-based Awards at December 31, 2020	727	$164.58

Unvested Share-based Awards expected to vest	658	$166.29

There were no remaining stock options outstanding that could be exercised during the year ended December 31, 2020. The intrinsic value of the stock options exercised by the Company’s employees during the years ended December 31, 2019 and 2018 was $22.1 million and $4.8 million, respectively.

11. INCOME TAXES

The provision for income taxes (benefits) by taxing jurisdiction consisted of:

	Years Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	(in thousands)
Current
U.S. federal	$39,665	$31,493	$51,316
U.S. state and local	29,942	6,841	31,680
Non U.S.	70,441	22,103	39,795
	140,048	60,437	122,791
Deferred
U.S. federal	(44,507)	(11,941)	(1,406)
U.S. state and local	(8,911)	(4,001)	5,566
Non U.S.	(2,227)	(4,825)	(4,940)
	(55,645)	(20,767)	(780)

Provision for income taxes	$84,403	$39,670	$122,011

The following table reconciles the U.S. federal statutory income tax rate to the effective income tax rate:

	Years Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3.14%	2.51%	4.66%
Change in tax rates applicable to non-U.S. earnings	(3.30%)	(3.74%)	(2.20%)
Foreign Derived Intangible Income (FDII), net of GILTI (1)	(3.84%)	1.05%	(0.13%)
Domestic tax credits and incentives	(0.59%)	(0.31%)	(0.30%)
Net tax charge related to Tax Reform	—%	—%	(1.78%)
Valuation allowance	—%	(0.10%)	(1.41%)
Excess share-based compensation	(3.24%)	(13.94%)	(1.14%)
Other	(0.87%)	0.11%	0.67%
Effective income tax rate	12.30%	6.58%	19.37%

(1)

Current period includes (3.00%) released during the year related to the favorable impact on prior years from final regulations clarifying certain provisions of Tax Reform. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

In the year ended December 31, 2018, the Company finalized the Toll Charge and determined the final impact of Tax Reform, resulting in a net benefit of $11.2 million that included a benefit of $5.7 million on the change to the provisional estimate of the Toll Charge and a benefit of $2.6 million for a reduction in the expected withholding taxes from Switzerland. The Company also recorded a benefit of $2.9 million related to the revaluation of deferred taxes at the lower statutory rate as a result of tax planning. The cumulative net charge of Tax Reform was $23.3 million as of December 31, 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019, were as follows:

	As of
	December 31,	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Unearned revenue	$46,530	$—
Lease liabilities	40,786	43,584
Employee compensation and benefit plans	20,602	17,438
Interest expense carryforwards	7,901	19,028
Loss carryforwards	3,071	2,928
Pension	3,066	2,558
Subtotal	121,956	85,536
Less: valuation allowance	—	—
Total deferred tax assets	$121,956	$85,536
Deferred tax liabilities:
Intangible assets	$(51,862)	$(57,155)
Right of use assets	(35,634)	(38,666)
Property, equipment and leasehold improvements, net	(20,197)	(20,531)
Unremitted foreign earnings	(1,279)	(12,996)
Unearned revenue	—	(1,079)
Other	(2,131)	(837)
Total deferred tax liabilities	$(111,103)	$(131,264)
Net deferred tax assets (deferred tax liabilities)	$10,853	$(45,728)

As presented in the table above, the Company has certain loss and interest carryforward items. The tax value of the U.S. portion of the interest carryforward was $0.7 million and $13.2 million as of December 31, 2020 and December 31, 2019, respectively. The tax value of the non-U.S. portion of the interest carryforward was $7.2 million and $5.8 million as of December 31, 2020 and December 31, 2019, respectively.  These carryforwards are subject to annual limitations on utilization over an indefinite life.

Net operating loss carryforwards in the U.S. were $8.7 million with a tax value of $1.8 million and $13.8 million with a tax value of $1.9 million as of December 31, 2020 and December 31, 2019, respectively. These carryforwards are subject to annual limitations and will begin to expire in 2026. The tax value of the non-U.S. portion of the net operating loss was $1.2 million and $1.0 million as of December 31, 2020 and December 31, 2019 respectively. These carryforwards are subject to annual limitations and will begin to expire in 2021.

The Company believes the total deferred tax assets at December 31, 2020 are more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates. The Company has determined that there is no requirement to establish a valuation allowance as of December 31, 2020.

The following table presents changes in the Company’s deferred tax asset valuation allowance for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	(in thousands)
Beginning balance	$—	$632	$11,575
Additions charged to cost and expenses	—	—	—
Deductions	—	(632)	(10,943)
Ending balance	$—	$—	$632

The following table presents the components of income before provision for income taxes generated by domestic or foreign operations for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	(in thousands)
Domestic	$353,049	$351,177	$399,000
Foreign (1)	333,176	252,141	230,896
Total income before provision for income taxes	$686,225	$603,318	$629,896

(1)	Foreign income before provision for income taxes is defined as income generated from operations located outside the U.S., which includes income from foreign branches of U.S. companies.

As of December 31, 2020, the Company is no longer maintaining the indefinite reinvestment assertion on the undistributed earnings in its India subsidiary accumulated after January 1, 2018. As of December 31, 2020, the Company has provided for applicable state income and foreign withholding taxes on all undistributed earnings on its foreign subsidiaries.

The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. As part of the Company’s periodic review of unrecognized tax benefits and based on new information regarding the status of federal and state examinations, the Company’s unrecognized tax benefits are remeasured. Based on the current status of income tax audits, the total amount of unrecognized benefits may decrease by approximately $14.8 million in the next twelve months as a result of the resolution of tax examinations.

The Company believes the resolution of tax matters will not have a material effect on the Consolidated Statement of Financial Condition of the Company, although a resolution could have a material impact on the Company’s Consolidated Statement of Income for a particular future period and on the Company’s effective tax rate for any period in which such resolution occurs.

The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2020, 2019 and 2018:

	Years Ended
Gross unrecognized tax benefits	December 31,	December 31,	December 31,
(in thousands)	2020	2019	2018
Beginning balance	$15,841	$14,091	$10,022
Increases based on tax positions related to the current period	292	2,413	3,928
Increases based on tax positions related to prior periods	2,099	—	1,892
Decreases based on tax positions related to prior periods	—	—	(297)
Decreases related to settlements with taxing authorities	—	—	—
Decreases related to a lapse of applicable statute of limitations	(1,611)	(663)	(1,454)
Ending balance	$16,621	$15,841	$14,091

The total amount of unrecognized tax benefits was $16.6 million, $15.8 million and $13.8 million, net of federal benefit of state issues, competent authority and foreign tax credit offsets, as of December 31, 2020, 2019 and 2018, respectively, which, if recognized, would favorably affect the effective tax rate in future periods. The Company recognizes the accrual of interest and penalties related to unrecognized tax benefits in the “Provision for income taxes” in the Consolidated Statement of Income. For the years ended December 31, 2020, 2019 and 2018, the Company recognized zero, $0.4 million and $0.2 million, respectively, of interest in the Consolidated Statement of Income with respect to unrecognized tax benefits. Penalties of $0.4 million were recognized in the Consolidated Statement of Income and the Consolidated Statement of Financial Position for the year ended December 31, 2020. No penalties were recognized in the Consolidated Statement of Income and the Consolidated Statement of Financial Position for the years ended December 31, 2019 and 2018. The amount of accrued interest, which includes interest related to uncertain tax positions and accrued income tax expense, recorded on the Consolidated Statement of Financial Condition as of December 31, 2020, 2019 and 2018 was $0.9 million.

The Company is under examination by the IRS and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as the United Kingdom, Switzerland and India, and states within the United States in which the Company has significant operations, such as New York. The tax years currently under examination vary by jurisdiction but include years ranging from 2007 through 2019.

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

The Company has five operating segments: Index, Analytics, ESG, Real Estate and The Burgiss Group, LLC (“Burgiss”).

The Index operating segment is a provider of primarily equity indexes.  The indexes are used in many areas of the investment process, including for indexed product creation (e.g., ETFs, mutual funds, annuities, futures, options, structured products, over-the-counter derivatives), performance benchmarking, portfolio construction and rebalancing, and asset allocation.

The Analytics operating segment offers risk management, performance attribution and portfolio management content, applications and services that provide clients with an integrated view of risk and return and tools for analyzing market, credit, liquidity and counterparty risk across all major asset classes, spanning short-, medium- and long-term time horizons. Clients access our Analytics tools and content through MSCI’s proprietary applications and application programming interfaces, third-party applications or directly through their own platforms. Additionally, the Analytics operating segment also provides various managed services to help clients operate more efficiently, including consolidation of client portfolio data from various sources, review and reconciliation of input data and results, and customized reporting.

The ESG operating segment offers products and services that help institutional investors understand how ESG and climate considerations can impact the long-term risks and opportunities in financial markets. In addition, MSCI ESG Research data and ratings are used in the construction of equity and fixed income indexes from our Index operating segment to help institutional investors more effectively benchmark ESG investment performance, issue indexed investment products, as well as manage, measure and report on ESG mandates.

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

The Burgiss operating segment represents the Company’s equity method investment in Burgiss, a global provider of investment decision support tools for private capital. See Note 14, “Equity Method Investment,” for further information.

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

The following table presents operating revenues by reportable segment for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	(in thousands)
Operating revenues
Index	$1,016,495	$920,937	$835,475
Analytics	513,808	496,925	479,939
All Other	165,087	139,934	118,570
Total	$1,695,390	$1,557,796	$1,433,984

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	(in thousands)
Index Adjusted EBITDA	$766,493	$670,188	$607,853
Analytics Adjusted EBITDA	172,924	152,113	143,645
All Other Adjusted EBITDA	32,093	28,198	20,935
Total operating segment profitability	971,510	850,499	772,433
2016 Multi-Year PSUs grant payroll tax expense	—	15,389	—
Amortization of intangible assets	56,941	49,410	54,189
Depreciation and amortization of property, equipment and leasehold improvements	29,805	29,999	31,346
Operating income	884,764	755,701	686,898
Other expense (income), net	198,539	152,383	57,002
Provision for income taxes	84,403	39,670	122,011
Net income	$601,822	$563,648	$507,885

Revenue by geography is based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2020	2019	2018
Operating revenues
Americas:
United States	$723,962	$698,105	$662,345
Other	71,408	65,997	58,065
Total Americas	795,370	764,102	720,410
Europe, the Middle East and Africa ("EMEA"):
United Kingdom	262,188	234,926	214,204
Other	364,547	325,221	293,252
Total EMEA	626,735	560,147	507,456
Asia & Australia:
Japan	80,591	71,629	67,100
Other	192,694	161,918	139,018
Total Asia & Australia	273,285	233,547	206,118
Total	$1,695,390	$1,557,796	$1,433,984

Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	December 31,	December 31,
	2020	2019
	(in thousands)
Long-lived assets
Americas:
United States	$182,776	$199,022
Other	13,949	16,343
Total Americas	196,725	215,365
EMEA:
United Kingdom	19,678	20,480
Other	33,561	36,121
Total EMEA	53,239	56,601
Asia & Australia:
Japan	1,896	2,351
Other	37,946	32,326
Total Asia & Australia	39,842	34,677
Total	$289,806	$306,643

Certain prior period amounts in the preceding table have been reclassified to conform to the current period presentation.

14. EQUITY METHOD INVESTMENT

In January 2020, MSCI entered into a strategic relationship with Burgiss, a global provider of investment decision support tools for private capital. The Company acquired a 40% non-controlling interest for $190.8 million, including capitalized costs, which is accounted for as an equity method investment with the Company’s share of Burgiss’ earnings being recognized in “Other expense (income), net” in the Consolidated Statements of Income. The Company is applying a policy election to recognize its share of Burgiss’ earnings on a three-month lag. For the year ended December 31, 2020, the Company has recognized in its results of operations an immaterial amount in earnings related to its investment in Burgiss. MSCI has also elected to apply the nature of the distribution approach to determine the classification of the distributions it receives from its equity method investee. In the year ended December 31, 2020, MSCI received an immaterial amount in distributions from its equity method investee.

The Company’s investment substantially exceeds the Company’s share of the underlying equity of Burgiss. A portion of this excess, representing the excess of the fair value of Burgiss’ intangible assets over their book value, is amortized into “Other expense (income), net” over the useful lives of the respective intangible assets

15. QUARTERLY RESULTS OF OPERATIONS (unaudited):

	2020				2019
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Operating revenues	$416,780	$409,616	$425,333	$443,661	$371,381	$385,558	$394,251	$406,606
Cost of revenues	74,609	70,456	70,704	75,935	82,346	71,975	70,486	70,154
Selling and marketing	55,549	51,617	52,668	56,662	56,048	51,657	52,107	59,486
Research and development	26,562	22,534	24,901	27,056	23,172	23,752	24,310	27,100
General and administrative	30,833	28,309	27,613	27,872	27,497	26,378	26,559	29,659
Amortization of intangible assets	13,776	14,062	14,333	14,770	11,793	12,013	12,361	13,243
Depreciation and amortization of property, equipment and leasehold improvements	7,567	7,463	7,494	7,281	7,850	7,405	7,209	7,535
Total operating expenses	208,896	194,441	197,713	209,576	208,706	193,180	193,032	207,177
Operating income	207,884	215,175	227,620	234,085	162,675	192,378	201,219	199,429
Interest income	(3,483)	(771)	(475)	(301)	(4,086)	(3,345)	(3,673)	(5,299)
Interest expense	40,231	41,227	37,536	37,330	35,915	35,915	35,922	40,289
Other expense (income)	8,287	35,552	1,516	1,890	2,554	63	222	17,906
Other expense (income), net	45,035	76,008	38,577	38,919	34,383	32,633	32,471	52,896
Income before provision for income taxes	162,849	139,167	189,043	195,166	128,292	159,745	168,748	146,533
Provision for income taxes	14,724	24,044	6,685	38,950	(49,900)	34,055	31,765	23,750
Net income	$148,125	$115,123	$182,358	$156,216	$178,192	$125,690	$136,983	$122,783

Earnings per basic common share	$1.75	$1.38	$2.18	$1.89	$2.11	$1.48	$1.62	$1.45

Earnings per diluted common share	$1.73	$1.36	$2.16	$1.87	$2.08	$1.47	$1.60	$1.44

Weighted average shares outstanding used in computing per share data
Basic	84,870	83,666	83,602	82,737	84,253	84,750	84,765	84,802
Diluted	85,548	84,349	84,479	83,707	85,649	85,393	85,550	85,546

16. SUBSEQUENT EVENTS

On January 25, 2021, the Board of Directors of the Company declared a quarterly dividend of $0.78 per share of common stock to be paid on February 26, 2021 to shareholders of record as of the close of trading on February 19, 2021.

Effective January 1, 2021, the Company will present the ESG operating segment as a separate reportable segment and will be renamed ESG and Climate. In addition, the All Other reportable segment will be renamed to All Other – Private Assets and will be comprised of the Real Estate and Burgiss operating segments. These changes will be reflected in subsequent filings.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management, including the Company’s CEO and CFO, concluded that, as of December 31, 2020, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2020, which appears on page 58 of this Annual Report on Form 10-K.

(c). Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for the information relating to our Executive Officers set forth in Part I of this Annual Report on Form 10-K, we incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2020.

Information regarding our Code of Ethics and Business Conduct and Corporate Governance Policies is incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after December 31, 2020. Any amendments to, or waivers from, a provision of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.msci.com. The information on our website is not and should not be considered a part of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2020. The information provided under Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2020.

Item 14.	Principal Accountant Fees and Services

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2020.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a)(1) Financial Statements

The financial statements are provided under Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

No financial statement schedules are provided because the information called for is not applicable or not required or is included in the consolidated financial statements or the notes thereto provided under Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(a)(3) Exhibits

The information required by this Item is set forth below.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	10-Q	001-33812	3.1	5/4/2012
3.2	Amended and Restated By-laws	8-K/A	001-33812	3.1	1/11/2021
4.1	Form of Senior Indenture	S-3	333-206232	4.1	8/7/2015
4.2	Form of Subordinated Indenture	S-3	333-206232	4.2	8/7/2015
4.3	Form of Common Stock Certificate	10-Q	001-33812	4.1	5/4/2012
4.4	Indenture, dated as of August 4, 2016, among MSCI Inc., each of the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	8/5/2016
4.5	Form of Note for MSCI Inc. 4.750% Senior Notes due August 1, 2026 (included in Exhibit 4.4)	8-K	001-33812	4.2	8/5/2016
4.6	Indenture, dated as of May 18, 2018, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	5/18/2018
4.7	Form of Note for MSCI Inc. 5.375% Senior Notes due May 15, 2027 (included in Exhibit 4.6)	8-K	001-33812	4.2	5/18/2018
4.8	Indenture, dated as of November 7, 2019, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	11/7/2019
4.9	Form of Note for MSCI Inc. 4.000% Senior Notes due November 15, 2029 (included in Exhibit 4.8)	8-K	001-33812	4.2	11/7/2019
4.10	Indenture, dated as of March 4, 2020, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	001-33812	4.1	3/04/2020
4.11	Form of Note for MSCI Inc. 3.625% Senior Notes due September 1, 2030 (included in Exhibit 4.10).	8-K	001-33812	4.2	3/04/2020
4.12	Indenture, dated as of May 26, 2020, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	001-33812	4.1	5/26/2020

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
4.13	Form of Note for MSCI Inc. 3.875% Senior Notes due February 15, 2031 (included in Exhibit 4.12).	8-K	001-33812	4.2	5/26/2020
4.14	Description of Securities	Filed Herewith
10.1††#	Index License Agreement for Funds, dated as of March 18, 2000, between Morgan Stanley Capital International and Barclays Global Investors, N.A.	Filed Herewith
10.2††#	Amendment to Index License Agreement for Funds between Morgan Stanley Capital International and Barclays Global Investors, N.A.	Filed Herewith
10.3††#	Letter Agreement to Amend MSCI-BGI Fund Index License Agreement, dated as of June 21, 2001, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	Filed Herewith
10.4††#	Addendum to the Index License Agreement for Funds, dated as of September 18, 2002, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	Filed Herewith
10.5††#	Amendment to the Index License Agreement for Funds, dated as of December 3, 2004, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	Filed Herewith
10.6††#	Amendment to the Index License Agreement for Funds, dated as of May 1, 2005, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	Filed Herewith
10.7††#	Amendment to the Index License Agreement for Funds, dated as of July 1, 2006, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	Filed Herewith
10.8	Amendment to Index License Agreement for Funds, dated as of June 5, 2007, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.8	1/31/2011
10.9	Amendment to Index License Agreement for Funds, dated as of November 7, 2008, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.9	2/29/2012
10.10††#	Amendment to Index License Agreement for Funds, dated as of December 9, 2008, between MSCI Inc. and Barclays Global Investors, N.A.	Filed Herewith
10.11	Amendment to Index License Agreement for Funds, dated as of April 1, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.11	1/29/2010
10.12††#	Amendment to Index License Agreement for Funds, dated as of May 21, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	Filed Herewith
10.13	Amendment to Index License Agreement for Funds, dated as of September 30, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.4	7/2/2010
10.14	Amendment to Index License Agreement for Funds, dated as of October 6, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.14	1/29/2010

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.15††#

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

		Filed Herewith
10.31*	MSCI Inc. Performance Formula and Incentive Plan	Proxy	001-33812	Annex C	2/28/2008
10.46††#	Amendment to Index License Agreement for Funds, dated as of December 15, 2009, between MSCI Inc. and Blackrock Institutional Trust Company, N.A.	Filed Herewith
10.47	Amendment to Index License Agreement for Funds, dated as of June 13, 2011, between MSCI Inc. and BlackRock Institutional Trust Company, N.A.	10-K	001-33812	10.58	2/29/2012
10.48	Amendment to Index License Agreement for Funds, dated as of May 20, 2010	10-K	001-33812	10.59	1/31/2011
10.49††#

Schedule No. 11043 to the Master Index License Agreement for Index Based Funds, between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.), dated as of September 1, 2010

		Filed Herewith
10.50††#	Amendment to the Index License Agreement for Funds, dated as of November 19, 2010, between MSCI Inc. and Barclays Global Investors, N.A.	Filed Herewith
10.51	Amendment to the Index License Agreement for Funds, dated as of June 21, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)	10-K	001-33812	10.62	2/29/2012
10.52††#

Amendment to the Index License Agreement for Funds, dated as of July 1, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

		Filed Herewith
10.53††#	Amendment to the Index License Agreement for Funds, dated as of August 23, 2011, by and between MSCI Inc. and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith
10.54	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)	10-K	001-33812	10.65	2/29/2012
10.55††#	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.56	Amendment to the Index License Agreement for Funds, dated as of December 16, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International, Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.67	2/29/2012
10.57	Agreement of Lease dated September 16, 2011, by and between 7 World Trade Center, LLC and MSCI Inc.	8-K	001-33812	10.1	9/22/2011
10.62††#

Amendment to the Index License Agreement for Funds, dated as of February 16, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

		Filed Herewith
10.63††#

Amendment to the Index License Agreement for Funds, dated as of April 9, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

		Filed Herewith
10.64††#

Amendment to the Index License Agreement for Funds, dated as of June 1, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

		Filed Herewith
10.65††#

Amendment to the Index License Agreement for Funds, dated as of August 17, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

		Filed Herewith
10.66††#

Amendment to the Index License Agreement for Funds, dated as of August 20, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

		Filed Herewith
10.67††#

Amendment to the Index License Agreement for Funds, dated as of November 6, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

		Filed Herewith
10.68††#

Amendment to the Index License Agreement for Funds, dated as of November 15, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

		Filed Herewith
10.69††#

Amendment to the Index License Agreement for Funds, dated as of February 21, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

		Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.70††#

Amendment to the Index License Agreement for Funds, dated as of March 20, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

Filed Herewith
10.71††#

Amendment to the Index License Agreement for Funds, dated as of September 11, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

Filed Herewith
10.72††#

Amendment to the Index License Agreement for Funds, dated as of December 10, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

Filed Herewith
10.73††#

Amendment to the Index License Agreement for Funds, dated as of December 16, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

Filed Herewith
10.82††#

Amendment to the Index License Agreement for Funds, dated as of January 23, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

Filed Herewith
10.83††#

Amendment to the Index License Agreement for Funds, dated as of January 23, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

Filed Herewith
10.85††#

Letter Agreement to amend the Amendment to the Index License Agreement for Funds, dated as of March 18, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

Filed Herewith
10.88*	Summary of Non-Employee Director Compensation	Filed Herewith
10.89††#

Amendment to the Index License Agreement for Funds, dated as of July 9, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.90††#

Amendment to the Index License Agreement for Funds, dated as of July 16, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.91††#

Amendment to the Index License Agreement for Funds, dated as of August 15, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.92††#

Amendment to the Index License Agreement for Funds, dated as of September 9, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.96††#

Amendment to the Index License Agreement for Funds, dated as of October 30, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.97	Revolving Credit Agreement, dated as of November 20, 2014, among MSCI Inc., as the Borrower, each of the Subsidiary Guarantors party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and L/C Issuer, the Other Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Lead Arranger and Bookrunner (as amended as of May 18, 2018 by Amendment No. 2 (See Exhibit 10.174) and as of November 15, 2019 by Amendment No. 3 (See Exhibit 10.200))	8-K	001-33812	10.1	5/18/2018
10.102††#

Amendment to the Index License Agreement for Funds, dated as of February 4, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.103††#

Amendment to the Index License Agreement for Funds, dated as of February 25, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.104††#

Letter Agreement (to amend the Amendment dated December 10, 2013) to the Index License Agreement for Funds, dated as of March 17, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

		Filed Herewith
10.105††#

Amendment to the Index License Agreement for Funds, dated as of April 20, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.106††#

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
10.110††#

Amendment (to amend the Amendment dated February 21, 2013) to the Index License Agreement for Funds, dated as of June 1, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.111††#

Amendment to the Index License Agreement for Funds, dated as of June 1, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.112††#

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
10.116††#

Amendment to the Index License Agreement for Funds, dated as of August 1, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.117††#

Amendment (to amend the Amendment dated October 4, 2011) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.118††#

Amendment (to amend the Amendment dated January 23, 2014) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.119††#

Amendment (to amend the Amendment dated August 15, 2014) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.120††#

Letter Agreement (to amend the Amendment dated August 15, 2014) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

		Filed Herewith
10.121††#

Letter Agreement (to amend the Amendment dated April 20, 2015) to the Index License Agreement for Funds, dated as of October 9, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)

		Filed Herewith
10.122††#

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
10.127††#

Amendment to the Index License Agreement for Funds, dated as of January 28, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.129††#

Amendment to the Index License Agreement for Funds, dated as of February 29, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.130††#

Amendment to the Index License Agreement for Funds, dated as of April 8, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.131††#

Amendment (to amend the Amendment dated December 16, 2011) to the Index License Agreement for Funds, dated as of April 12, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.132*	MSCI Inc. 2016 Omnibus Incentive Plan	S-8	333-210987	99.1	04/28/2016
10.133*	MSCI Inc. 2016 Non-Employee Directors Compensation Plan, as amended	10-Q	001-33812	10.3	5/5/2017

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.135*	Non-Employee Director Stock Ownership Guidelines	10-Q	001-33812	10.8	4/29/2016
10.136*	MSCI Inc. Non-Employee Director Deferral Plan, as amended	10-Q	001-33812	10.9	4/29/2016
10.140††#

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
10.142††#

Amendment to the Index License Agreement for Funds, dated as of May 12, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.143††#

Amendment to the Index License Agreement for Funds, dated as of June 15, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.144††#

Amendment (to amend the Amendment dated February 29, 2016) to the Index License Agreement for Funds, dated as of July 21, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.146††#

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
10.148††#

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
10.150††#

Amendment to the Index License Agreement for Funds, dated as of December 5, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

		Filed Herewith
10.154†	Amendment to a Schedule to the Index License Agreement for Funds, dated as of December 8, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.154	2/26/2018
10.155†	Amendment to the Index License Agreement for Funds, dated as of February 10, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.155	2/26/2018
10.156†	Amendment No. 1 to the Index License Agreement for Funds, dated as of April 6, 2017, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	10-K	001-33812	10.156	2/26/2018
10.157†	Amendment to the Second Schedule to the Index License Agreement for Funds, dated as of April 12, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.157	2/22/2019
10.159†	Amendment to the Index License Agreement for Funds, dated as of May 26, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.159	2/26/2018
10.160†	Amendment to the Previous Amendment and Previous Name Change Amendment to the Index License Agreement for Funds, dated as of September 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.160	2/26/2018
10.161†	Amendment to the Index License Agreement for Funds, dated as of October 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.161	2/22/2019
10.162	Amendment to the Index License Agreement for Funds, dated as of October 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.162	2/22/2019

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.163†	Amendment to the Index License Agreement for Funds, dated as of November 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.163	2/26/2018
10.164*	Form of Award Agreement for Restricted Stock Units for Managing Directors under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.164	2/26/2018
10.165*	Form of Annual Performance Award Agreement for Performance Stock Units for Managing Directors under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.165	2/26/2018
10.166*	Annual Incentive Plan	10-K	001-33812	10.166	2/26/2018
10.167*	Offer Letter, executed March 11, 2014, by and between MSCI Inc. and Scott Crum	10-Q	001-33812	10.1	5/4/2018
10.169†	Amendment to the Index License Agreement for Funds, dated as of January 18, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.169	2/22/2019
10.170†	Amendment to the Index License Agreement for Funds, dated as of February 8, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.170	2/22/2019
10.171	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of February 19, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.171	2/22/2019
10.172†	Amendment No. 2 to the Index License Agreement for Funds, dated as of March 1, 2018, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	10-K	001-33812	10.172	2/22/2019
10.173	Amendment to the Schedules to the Index License Agreement for Funds, dated as of May 15, 2018, by and between MSCI Inc. and BlackRock Fund Advisors	10-K	001-33812	10.173	2/22/2019
10.174	Amendment No. 2 to the Revolving Credit Agreement, dated as of May 18, 2018, among MSCI Inc., each of the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto	8-K	001-33812	10.1	5/18/2018
10.175†	Amendment to the Index License Agreement for Funds, dated as of June 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.175	2/22/2019
10.176†	Amendment No. 3 to the Index License Agreement for Funds, dated as of July 1, 2018, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	10-K	001-33812	10.176	2/22/2019

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.177	Amendment to the Schedules to the Index License Agreement for Funds, dated as of September 1, 2018, by and between MSCI Inc. and BlackRock Fund Advisors	10-K	001-33812	10.177	2/22/2019
10.178	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of September 10, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.178	2/22/2019
10.179†	Amendment to the Previous Amendment, the Previous Conversion Amendment and Previous Name Change Amendment to the Index License Agreement for Funds, dated as of September 10, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.179	2/22/2019
10.180†	Amendment to the Index License Agreement for Funds, dated as of October 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.180	2/22/2019
10.181†	Amendment to the Index License Agreement for Funds, dated as of October 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.181	2/22/2019
10.182†	Amendment to the Index License Agreement for Funds, dated as of November 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.182	2/22/2019
10.183†	Amendment to the Index License Agreement for Funds, dated as of November 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.183	2/18/2020
10.184†	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of November 16, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.184	2/22/2019
10.185*	Form of 2019 Award Agreement for Restricted Stock Units For Employees Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.185	2/22/2019
10.186*	Form of 2019 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. Omnibus Incentive Plan	10-K	001-33812	10.186	2/22/2019

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.187*	Form of 2019 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. Omnibus Incentive Plan	10-K	001-33812	10.187	2/22/2019
10.188*	MSCI Inc. Executive Committee Stock Ownership Guidelines	10-Q	001-33812	10.3	5/3/2019
10.189*	MSCI Inc. Clawback Policy	10-K	001-33812	10.189	2/22/2019
10.190*	Form of 2019 Special Award Agreement for Restricted Stock Units Under the MSCI Inc. 2016 Omnibus Incentive Plan	8-K	001-33812	10.1	4/29/2019
10.191*	Form of 2019 Special Award Agreement for Performance Stock Units Under the MSCI Inc. 2016 Omnibus Incentive Plan	8-K	001-33812	10.2	4/29/2019
10.192*	Offer Letter, executed April 17, 2019, between MSCI Inc. and Linda S. Huber	8-K	001-33812	10.3	4/29/2019
10.193*	Change of Employment Status and Release Agreement, entered into on October 5, 2020, between MSCI Inc. and Linda S. Huber	8-K	001-33812	10.1	10/07/2020
10.195*	Form of 2018 Award Agreement for Restricted Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-Q	001-33812	10.4	5/3/2019
10.196*	Special Restricted Stock Unit Award Agreement Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-Q	001-33812	10.5	5/3/2019
10.197*	Form of Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan	10-Q	001-33812	10.6	5/3/2019
10.198*	Form of 2019 Special Performance Award Agreement for Performance Stock Units Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-Q	001-33812	10.1	8/1/2019
10.199††	Amendment, dated as of October 30, 2019, by and among MSCI Inc., MSCI Limited, BlackRock Fund Advisors and BlackRock Institutional Trust Company, N.A.	10-Q	001-33812	10.1	10/31/2019
10.200	Amendment No. 3 to the Revolving Credit Agreement, dated as of November 15, 2019, among MSCI Inc., each of the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto	8-K	001-33812	10.1	11/19/2019
10.201	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of January 31, 2019, by and between MSCI Inc. and BlackRock Fund Advisors	10-K	001-33812	10.201	2/18/2020
10.202††	Amendment to the Index License Agreement for Funds, dated as of February 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.202	2/18/2020
10.203	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of March 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.203	2/18/2020

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.204	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of March 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.204	2/18/2020
10.205††	Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.205	2/18/2020
10.206††	Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.206	2/18/2020
10.207††	Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.207	2/18/2020
10.208††	Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.208	2/18/2020
10.209††	Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.209	2/18/2020
10.210††	Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.210	2/18/2020
10.211††	Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.211	2/18/2020
10.212††	Amendment to the Index License Agreement for Funds, dated as of October 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.212	2/18/2020
10.213	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of October 25, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A., which was succeeded by BlackRock Institutional Trust Company, N.A.)	10-K	001-33812	10.213	2/18/2020

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.214††	Amendment to the Index License Agreement for Funds, dated as of November 25, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.214	2/18/2020
10.215††	Amendment to the Index License Agreement for Funds, dated as of November 25, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.215	2/18/2020
10.216*	Form of 2020 Award Agreement for Restricted Stock Units For Employees Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.216	2/18/2020
10.217*	Form of 2020 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.217	2/18/2020
10.218*	Form of 2020 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.218	2/18/2020
10.219*	Form of Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Program	10-Q	001-33812	10.1	4/29/2020
10.220*	Offer Letter, executed September 24, 2020, between MSCI Inc. and Andrew C. Wiechmann	8-K	001-33812	10.1	9/25/2020
10.222	Amendment to the Schedules to the Index License Agreement for Funds, dated as of February 3, 2020, by and between MSCI Inc. and BlackRock Fund Advisors	Filed Herewith
10.223	Amendment to the Schedules to the Index License Agreement for Funds, dated as of February 3, 2020, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	Filed Herewith
10.224	Amendment to the Schedules to the Index License Agreement for Funds, dated as of March 9, 2020, by and between MSCI Inc. and BlackRock Fund Advisors	Filed Herewith
10.225††#	Amendment to the Schedules to the Index License Agreement for Funds, dated as of March 9, 2020, by and between MSCI Inc. and BlackRock Fund Advisors	Filed Herewith
10.226††#

Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of April 1, 2020, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors

		Filed Herewith
10.227††#

Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of April 13, 2020, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors

		Filed Herewith

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.228††#	Amendment No. 5 to the Index License Agreement for Funds, dated as of June 15, 2020, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	Filed Herewith
10.229††#

Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of August 19, 2020, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors

Filed Herewith
10.230††#

Amendment to the Index License Agreement for Funds, dated as of November 16, 2020, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.231††#

Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of December 1, 2020, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors

Filed Herewith
10.232*	Form of Award Agreement for Restricted Stock Units For Employees Under the MSCI Inc. 2016 Omnibus Incentive Plan	Filed Herewith
10.233*	Form of Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	Filed Herewith
10.234*	Form of Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	Filed Herewith
21.1	Subsidiaries of the Registrant	Filed Herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed Herewith
24.1	Powers of Attorney (included as part of Signature Page)	Filed Herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished Herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith
104.DEF	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

*	Indicates a management compensation plan, contract or arrangement.
†	Confidential treatment has been granted for a portion of this exhibit.
††

Certain confidential portions of this Exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

#	The Company agrees to furnish an unredacted copy of this exhibit to the Securities and Exchange Commission upon its request.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSCI INC.

By:	/S/ HENRY A. FERNANDEZ
	Name:	Henry A. Fernandez
	Title:	Chairman and Chief Executive Officer

Date: February 12, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew C. Wiechmann, Robert J. Gutowski and Cecilia Aza, and each or any one of them, his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in the capacities indicated below, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming his or her signatures as they may be signed by his or her said attorneys-in-fact and agents, or their substitute or substitutes, to any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY A. FERNANDEZ	Chairman and Chief Executive Officer	February 12, 2021
Henry A. Fernandez	(principal executive officer)

/S/ ANDREW C. WIECHMANN	Chief Financial Officer	February 12, 2021
Andrew C. Wiechmann	(principal financial officer)

/S/ JENNIFER MAK	Global Controller and Head of Finance Operations	February 12, 2021
Jennifer Mak	(principal accounting officer)

/S/ ROBERT G. ASHE	Director	February 12, 2021
Robert G. Ashe

/S/ BENJAMIN F. DUPONT	Director	February 12, 2021
Benjamin F. duPont

/S/ WAYNE EDMUNDS	Director	February 12, 2021
Wayne Edmunds

/S/ CATHERINE R. KINNEY	Director	February 12, 2021
Catherine R. Kinney

/S/ JACQUES P. PEROLD	Director	February 12, 2021
Jacques P. Perold

/S/ SANDY C. RATTRAY	Director	February 12, 2021
Sandy C. Rattray /S/ LINDA H. RIEFLER	Director	February 12, 2021
Linda H. Riefler

/S/ MARCUS L. SMITH	Director	February 12, 2021
Marcus L. Smith

/S/ PAULA VOLENT	Director	February 12, 2021
Paula Volent