Form 10-Q
period 2021-03-31
MSCI Inc.
filed 2021-04-28
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 20, 2021, there were 82,422,647 shares of the registrant’s common stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED MARCH 31, 2021

AVAILABLE INFORMATION

Our corporate headquarters is located at 7 World Trade Center, 250 Greenwich Street, 49th Floor, New York, New York, 10007, and our telephone number is (212) 804-3900. We maintain a website on the internet at www.msci.com. The contents of our website are not a part of or incorporated by reference in this Quarterly Report on Form 10-Q.

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

Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about us when you enroll your email address by visiting the “Email Alert Subscription” section of our Investor Relations homepage at http://ir.msci.com/alerts.cfm. The contents of our website, including our Investor Relations homepage, Corporate Responsibility homepage and social media channels are not, however, a part of or incorporated by reference in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

We have included in this Quarterly Report on Form 10-Q, and from time to time may make in our public filings, press releases or other public statements, certain statements that constitute forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only MSCI’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology.  Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and that could materially affect our actual results, levels of activity, performance or achievements. Such risks and uncertainties include those set forth under “Risk Factors” in Part I, Item 1A of the 2020 Annual Report on Form 10-K filed with the SEC on February 12, 2021. Other factors that could materially affect actual results, levels of activity, performance or achievements can be found in quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished with the SEC. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or for any other reason. Therefore, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,747,147	$1,300,521
Accounts receivable, net of allowances	506,849	558,569
Prepaid income taxes	13,657	20,097
Prepaid and other assets	38,986	46,411
Total current assets	2,306,639	1,925,598
Property, equipment and leasehold improvements, net	75,712	80,446
Right of use assets	150,716	153,330
Goodwill	1,566,541	1,566,022
Intangible assets, net	229,595	234,748
Equity method investment	187,889	190,898
Deferred tax assets	24,131	23,627
Other non-current assets	24,306	23,978
Total assets	$4,565,529	$4,198,647

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,259	$14,253
Income taxes payable	25,764	26,195
Accrued compensation and related benefits	66,392	161,557
Current maturities of long-term debt	496,425	—
Other accrued liabilities	157,433	143,894
Deferred revenue	672,054	675,870
Total current liabilities	1,425,327	1,021,769
Long-term debt	3,369,469	3,366,777
Long-term operating lease liabilities	149,296	152,342
Deferred tax liabilities	14,414	12,774
Other non-current liabilities	88,605	88,219
Total liabilities	5,047,111	4,641,881

Commitments and Contingencies (see Note 7)

Shareholders' equity (deficit):
Preferred stock (par value $0.01, 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 133,130,562 and 132,829,175 common shares issued and 82,422,314 and 82,573,407 common shares outstanding at March 31, 2021 and December 31, 2020, respectively)	1,331	1,328
Treasury shares, at cost (50,708,248 and 50,255,768 common shares held at March 31, 2021 and December 31, 2020, respectively)	(4,529,709)	(4,342,535)
Additional paid in capital	1,421,445	1,402,537
Retained earnings	2,685,167	2,554,295
Accumulated other comprehensive loss	(59,816)	(58,859)
Total shareholders' equity (deficit)	(481,582)	(443,234)
Total liabilities and shareholders' equity (deficit)	$4,565,529	$4,198,647

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)
Operating revenues	$478,423	$416,780

Operating expenses:
Cost of revenues	85,780	74,609
Selling and marketing	56,467	55,549
Research and development	24,862	26,562
General and administrative	34,728	30,833
Amortization of intangible assets	15,068	13,776
Depreciation and amortization of property, equipment and leasehold improvements	7,143	7,567
Total operating expenses	224,048	208,896

Operating income	254,375	207,884

Interest income	(386)	(3,483)
Interest expense	37,584	40,231
Other expense (income)	1,149	8,287

Other expense (income), net	38,347	45,035

Income before provision for income taxes	216,028	162,849
Provision for income taxes	19,209	14,724
Net income	$196,819	$148,125

Earnings per basic common share	$2.38	$1.75

Earnings per diluted common share	$2.36	$1.73

Weighted average shares outstanding used in computing earnings per share
Basic	82,640	84,870
Diluted	83,493	85,548

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)
Net income	$196,819	$148,125
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,705)	(12,363)
Income tax effect	612	2,468
Foreign currency translation adjustments, net	(1,093)	(9,895)

Pension and other post-retirement adjustments	256	306
Income tax effect	(120)	(36)
Pension and other post-retirement adjustments, net	136	270
Other comprehensive (loss) income, net of tax	(957)	(9,625)
Comprehensive income	$195,862	$138,500

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

					Accumulated
			Additional		Other
	Common	Treasury	Paid in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(unaudited)
Balance at December 31, 2020	$1,328	$(4,342,535)	$1,402,537	$2,554,295	$(58,859)	$(443,234)
Net income				196,819		196,819
Dividends declared ($0.78 per common share)				(65,947)		(65,947)
Dividends paid in shares			66			66
Other comprehensive income (loss), net of tax					(957)	(957)
Common stock issued	3					3
Shares withheld for tax withholding and exercises		(52,814)				(52,814)
Compensation payable in common stock			18,842			18,842
Common stock repurchased and held in treasury		(134,340)				(134,340)
Common stock issued to Directors and (held in)/released from treasury		(20)				(20)
Balance at March 31, 2021	$1,331	$(4,529,709)	$1,421,445	$2,685,167	$(59,816)	$(481,582)

Balance at December 31, 2019	$1,324	$(3,565,784)	$1,351,031	$2,199,294	$(62,579)	$(76,714)
Net income				148,125		148,125
Cumulative-effect adjustment				631		631
Dividends declared ($0.68 per common share)				(59,233)		(59,233)
Dividends paid in shares			78			78
Other comprehensive income (loss), net of tax					(9,625)	(9,625)
Common stock issued	4					4
Shares withheld for tax withholding		(47,195)				(47,195)
Compensation payable in common stock			15,333			15,333
Common stock repurchased and held in treasury		(325,699)				(325,699)
Common stock issued to Directors and (held in)/released from treasury		(36)				(36)
Balance at March 31, 2020	$1,328	$(3,938,714)	$1,366,442	$2,288,817	$(72,204)	$(354,331)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)
Cash flows from operating activities
Net income	$196,819	$148,125
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	15,068	13,776
Stock-based compensation expense	18,910	15,163
Depreciation and amortization of property, equipment and leasehold improvements	7,143	7,567
Amortization of right of use assets	6,128	5,989
Amortization of debt origination fees	1,107	1,089
Loss on extinguishment of debt	—	9,966
Deferred taxes	1,142	(5,165)
Other adjustments	3,363	337
Changes in assets and liabilities:
Accounts receivable	50,630	15,926
Prepaid income taxes	6,312	3,330
Prepaid and other assets	5,611	296
Accounts payable	(7,901)	(1,536)
Accrued compensation and related benefits	(94,323)	(98,658)
Income taxes payable	1,709	2,229
Other accrued liabilities	12,888	(3,563)
Deferred revenue	(2,790)	2,252
Long-term operating lease liabilities	(5,898)	(6,078)
Other	(461)	1,725
Net cash provided by operating activities	215,457	112,770

Cash flows from investing activities
Acquisition of equity method investment	—	(190,822)
Capitalized software development costs	(9,696)	(7,203)
Capital expenditures	(664)	(3,613)
Net cash used in investing activities	(10,360)	(201,638)

Cash flows from financing activities
Proceeds from borrowings, inclusive of premium	503,750	405,000
Repayment of borrowings	—	(307,875)
Repurchase of common stock held in treasury	(187,154)	(372,894)
Payment of dividends	(66,087)	(59,378)
Payment of debt issuance costs in connection with debt	(4,967)	(4,934)
Net cash provided by (used in) financing activities	245,542	(340,081)

Effect of exchange rate changes	(4,013)	(10,762)

Net increase (decrease) in cash	446,626	(439,711)
Cash and cash equivalent, beginning of period	1,300,521	1,506,567

Cash and cash equivalent, end of period	$1,747,147	$1,066,856

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,326	$40,495
Cash paid for income taxes, net of refunds received	$9,014	$5,684

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$3,687	$4,987

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$1,208	$616

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI and its wholly owned subsidiaries and include all adjustments of a normal, recurring nature necessary to state fairly the financial condition as of March 31, 2021 and December 31, 2020, the results of operations, comprehensive income and shareholders’ equity (deficit) for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. The unaudited condensed consolidated statement of financial condition and related financial statement information as of December 31, 2020 have been derived from the 2020 audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2020.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require the Company to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of operating revenues and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of revenue, research and development and software capitalization, assessment of impairment of long-lived assets, accrued compensation, income taxes, incremental borrowing rates and other matters that affect the unaudited condensed consolidated financial statements and related disclosures. The Company believes that estimates used in the preparation of these unaudited condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Intercompany balances and transactions are eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the current period presentation. Effective January 1, 2021, the ESG and Climate operating segment is being presented as a separate reportable segment. The operating segments of Real Estate and The Burgiss Group, LLC (“Burgiss”) do not individually meet the segment reporting thresholds and have been combined and presented as part of the All Other – Private Assets reportable segment. The Company’s ownership interest in Burgiss, a global provider of investment decision tools for private capital, is classified as an equity-method investment. Therefore, the All Other – Private Assets segment does not include the Company’s proportionate share of operating revenues and Adjusted EBITDA related to Burgiss. The Company’s proportionate share of the income or loss from its equity-method investment in Burgiss is not a component of Adjusted EBITDA as it is reported as a component of other (expense) income, net.

Concentrations

For the three months ended March 31, 2021 and 2020, BlackRock, Inc. accounted for 12.0% and 11.3% of the Company’s consolidated operating revenues, respectively. For the three months ended March 31, 2021 and 2020, BlackRock, Inc. accounted for 19.2% and 18.5% of the Index segment operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within the Analytics, ESG and Climate and All Other – Private Assets segments for the three months ended March 31, 2021 and 2020.

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

Changes in the allowance for credit losses on doubtful accounts receivable from December 31, 2019 to March 31, 2021 were as follows:

Amount
(in thousands)
Balance as of December 31, 2019	$1,715
Addition (reduction) to credit loss expense	1,712
Write-offs, net of recoveries	(1,844)
Balance as of December 31, 2020	$1,583
Addition (reduction) to credit loss expense	290
Adjustments and write-offs, net of recoveries	(137)
Balance as of March 31, 2021	$1,736

2. RECENT ACCOUNTING STANDARDS UPDATES

There are no pending accounting standards updates that are currently expected to have a material impact on the Company.

3. REVENUE RECOGNITION

MSCI’s revenues are characterized by product type, which broadly reflects the nature of how they are recognized. The Company’s revenue types are recurring subscription, asset-based fees and non-recurring revenues. The Company also reports revenues by segment.

The tables that follow present the disaggregated revenues for the periods indicated:

	For the Three Months ended March 31, 2021
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Revenue Types
Recurring subscriptions	$155,117	$131,672	$34,140	$16,803	$337,732
Asset-based fees	126,706	—	—	—	126,706
Non-recurring	10,668	2,345	610	362	13,985
Total	$292,491	$134,017	$34,750	$17,165	$478,423

	For the Three Months ended March 31, 2020
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Revenue Types
Recurring subscriptions	$139,840	$124,065	$24,901	$15,619	$304,425
Asset-based fees	100,196	—	—	—	100,196
Non-recurring	9,220	1,443	332	1,164	12,159
Total	$249,256	$125,508	$25,233	$16,783	$416,780

The tables that follow present the change in accounts receivable and in deferred revenue between the dates indicated:

	Accounts receivable	Deferred revenue
	(in thousands)
Opening (12/31/2020)	$558,569	$675,870
Closing (03/31/2021)	506,849	672,054
Increase/(decrease)	$(51,720)	$(3,816)

	Accounts receivable	Deferred revenue
	(in thousands)
Opening (12/31/2019)	$499,268	$574,656
Closing (03/31/2020)	481,990	574,472
Increase/(decrease)	$(17,278)	$(184)

The amounts of revenue recognized in the periods that were included in the opening current deferred revenue, which reflects contract liability amounts, were $270.3 million and $212.4 million for the three months ended March 31, 2021 and 2020, respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in the amortization of deferred revenue to operating revenues, partially offset by an increase in billings. MSCI had an insignificant long-term deferred revenue balance as of March 31, 2021, reflected as a part of “Other non-current liabilities” on its Unaudited Condensed Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
March 31,
2021
(in thousands)
First 12-month period	$337,369
Second 12-month period	195,485
Third 12-month period	59,023
Periods thereafter	19,339
Total	$611,216

4. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied the explicit vesting terms. Diluted EPS reflects the assumed conversion of all dilutive securities.

The following table presents the computation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2021	2020
(in thousands, except per share data)
Net income	$196,819	$148,125

Basic weighted average common shares outstanding	82,640	84,870
Effect of dilutive securities:
Stock options and restricted stock units	853	678
Diluted weighted average common shares outstanding	83,493	85,548

Earnings per basic common share	$2.38	$1.75

Earnings per diluted common share	$2.36	$1.73

5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net consisted of the following as of the specified dates:

	As of
	March 31,	December 31,
	2021	2020
	(in thousands)
Computer & related equipment	$185,390	$186,786
Furniture & fixtures	14,949	15,276
Leasehold improvements	55,993	56,537
Work-in-process	1,118	2,996
Subtotal	257,450	261,595
Accumulated depreciation and amortization	(181,738)	(181,149)
Property, equipment and leasehold improvements, net	$75,712	$80,446

Depreciation and amortization expense of property, equipment and leasehold improvements was $7.1 million and $7.6 million for the three months ended March 31, 2021 and 2020, respectively.

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Goodwill at December 31, 2020	$1,205,758	$290,976	$48,047	$21,241	$1,566,022
Foreign exchange translation adjustment	321	—	—	198	519
Goodwill at March 31, 2021	$1,206,079	$290,976	$48,047	$21,439	$1,566,541

Intangible Assets, Net

The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Amortization expense of acquired intangible assets	$8,368	$8,778
Amortization expense of internally developed capitalized software	6,700	4,998
Total amortization of intangible assets expense	$15,068	$13,776

The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	As of
	March 31,	December 31,
	2021	2020
	(in thousands)
Gross intangible assets:
Customer relationships	$356,700	$356,700
Trademarks/trade names	207,300	207,300
Technology/software	300,607	290,908
Proprietary data	28,627	28,627
Subtotal	893,234	883,535
Foreign exchange translation adjustment	(4,795)	(5,262)
Total gross intangible assets	$888,439	$878,273
Accumulated amortization:
Customer relationships	$(258,925)	$(253,465)
Trademarks/trade names	(145,490)	(143,207)
Technology/software	(238,361)	(231,496)
Proprietary data	(16,202)	(15,730)
Subtotal	(658,978)	(643,898)
Foreign exchange translation adjustment	134	373
Total accumulated amortization	$(658,844)	$(643,525)
Net intangible assets:
Customer relationships	$97,775	$103,235
Trademarks/trade names	61,810	64,093
Technology/software	62,246	59,412
Proprietary data	12,425	12,897
Subtotal	234,256	239,637
Foreign exchange translation adjustment	(4,661)	(4,889)
Total net intangible assets	$229,595	$234,748

The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2021 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder of 2021	$46,478
2022	55,353
2023	44,685
2024	36,164
2025	21,026
Thereafter	25,889
Total	$229,595

7. COMMITMENTS AND CONTINGENCIES

Senior Unsecured Notes. The Company had an aggregate of $3,900.0 million in senior unsecured notes (collectively, the “Senior Notes”) outstanding at March 31, 2021, as presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
	Maturity Date	March 31, 2021	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(in thousands)
Long-term debt
4.75% senior unsecured notes due 2026	August 1, 2026	500,000	496,425	496,257	518,240	522,325
5.375% senior unsecured notes due 2027	May 15, 2027	500,000	495,982	495,819	535,995	538,100
4.000% senior unsecured notes due 2029	November 15, 2029	1,000,000	990,637	990,364	1,029,700	1,073,040
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	893,697	395,458	917,955	419,428
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	989,153	988,879	1,022,250	1,063,430
Total long-term debt		$3,900,000	$3,865,894	$3,366,777	$4,024,140	$3,616,323

Interest payments attributable to the Senior Notes are due as presented in the following table:

	First semi-annual interest payment date	Second semi-annual interest payment date
Senior Notes
4.75% senior unsecured notes due 2026	February 1	August 1
5.375% senior unsecured notes due 2027	May 15	November 15
4.000% senior unsecured notes due 2029	May 15	November 15
3.625% senior unsecured notes due 2030	March 1	September 1
3.875% senior unsecured notes due 2031	June 1	December 1

The fair market value of the Company’s debt obligations represent Level 2 valuations. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

On March 26, 2021, the Company issued $500.0 million aggregate principal amount of 3.625% Senior Unsecured Notes due 2030 (the “2030 Senior Notes”), which constitute a further issuance of, are fully fungible with, rank equally with and form a single series with the $400.0 million aggregate principal amount of the 3.625% senior unsecured notes due 2030 issued on March 4, 2020. In connection with the completion of the offering, the Company announced that it intended to use a portion of the net proceeds from the offering, together with available cash, for the pre-maturity redemption or repurchase of all $500.0 million aggregate principal amount outstanding of its 4.750% senior unsecured notes due 2026 (the “2026 Senior Notes”). On April 12, 2021 the Company completed the pre-maturity redemption of all of its 2026 Senior Notes, which will be reflected in the three months ending June 30, 2021. The pre-maturity redemption of the 2026 Senior Notes will result in an approximately $21.8 million loss on extinguishment that will be recorded in other expense (income) during the three months ending June 30, 2021, which includes an applicable premium of approximately $18.2 million (as set forth in the indenture governing the terms of the 2026 Senior Notes) and the write-off of approximately $3.6 million of unamortized debt issuance costs associated with the 2026 Senior Notes.

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

Revolver. Since November 20, 2014, the Company has maintained a revolving credit agreement with a syndicate of banks (as amended, the “Revolving Credit Agreement”). On March 29, 2021, the Company entered into Amendment No. 4 (the “Fourth Amendment”) to the Revolving Credit Agreement. The Fourth Amendment, among other things, (i) increased aggregate commitments available to be borrowed by $100.0 million to an aggregate of $500.0 million of availability thereunder until November 2024, at which point the aggregate commitments will be $467.5 million, and (ii) extended the term to March 2026. At March 31, 2021, the Revolving Credit Agreement was undrawn.

In connection with the closings of the Senior Notes offerings, entry into the Revolving Credit Agreement and the subsequent Amendments, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At March 31, 2021, $36.5 million of the deferred financing fees and premium remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $1.9 million of which is included in “Other non-current assets,” $3.6 million of which is included in “Current maturities of long-term debt” and $30.5 million of which is included in “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

8. LEASES

The Company recognized a total of $7.6 million and $9.0 million of operating lease expenses for the three months ended March 31, 2021 and 2020, respectively. The amounts associated with variable lease costs, short-term lease costs and sublease income were not material for any of the three months ended March 31, 2021 and 2020.

Future minimum commitments for the Company’s operating leases in place as of March 31, 2021, the interest and other relevant line items in the Unaudited Condensed Consolidated Statement of Financial Condition are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2021	$20,543
2022	26,447
2023	25,334
2024	20,008
2025	19,528
Thereafter	88,134
Total lease payments	$199,994
Less: Interest	(28,363)
Present value of lease liabilities	$171,631

Other accrued liabilities	$22,335
Long-term operating lease liabilities	$149,296

Lease term and discount rate for the Company’s operating leases in place as of March 31, 2021 are as follows:

As of
March 31,
Lease Term and Discount Rate	2021
Weighted-average remaining lease term (years)	8.83
Weighted-average discount rate	3.32%

Other information for the Company’s operating leases in place for the three months ended March 31, 2021 are as follows:

Three Months Ended
Other Information	March 31,
(in thousands)	2021
Operating cash flows used for operating leases	$7,632
Leased assets obtained in exchange for new operating lease liabilities	$4,144

9. SHAREHOLDERS’ EQUITY (DEFICIT)

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

Share repurchases made pursuant to the 2020 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of March 31, 2021, there was $1,594.4 million of available authorization remaining under the 2020 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Three Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
March 31, 2021	$407.70	330	$134,340
March 31, 2020	$248.65	1,310	$325,699

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share amounts)	Per Share	Declared	Distributed	(Released)/Deferred
Three Months Ended March 31, 2021	$0.78	$65,947	$66,153	$(206)
Three Months Ended March 31, 2020	$0.68	$59,233	$59,455	$(222)

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased during the three months ended March 31, 2021:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2020	132,829,175	(50,255,768)	82,573,407
Dividend payable/paid	160	(48)	112
Common stock issued	301,227	—	301,227
Shares withheld for tax withholding	—	(122,924)	(122,924)
Shares repurchased under stock repurchase programs	—	(329,508)	(329,508)
Shares issued to directors	—	—	—
Balance at March 31, 2021	133,130,562	(50,708,248)	82,422,314

10. INCOME TAXES

The Company’s provision for income taxes was $19.2 million and $14.7 million for the three months ended March 31, 2021 and 2020, respectively. These amounts reflect effective tax rates of 8.9% and 9.0% for the three months ended March 31, 2021 and 2020, respectively.

The effective tax rate of 8.9% for the three months ended March 31, 2021 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $22.3 million. For the three months ended March 31, 2021, these discrete items primarily related to $20.4 million of excess tax benefits recognized on share-based compensation vested during the period.

The effective tax rate of 9.0% for the three months ended March 31, 2020 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $22.4 million. For the three months ended March 31, 2020, these discrete items primarily related to $18.9 million of excess tax benefits recognized on share-based compensation vested during the period and $2.6 million related to the tax impact of loss on debt extinguishment recognized during the period. The discrete items also included a $0.8 million benefit related to the revaluation of the cost of deemed repatriation of foreign earnings.

The Company is under examination by the IRS and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as the United Kingdom, Switzerland and India, and states in which the Company has significant operations, such as New York. The tax years currently under examination vary by jurisdiction but include years ranging from 2008 through 2020.

The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. Based on the current status of income tax audits, the Company believes it is reasonably possible that the total amount of unrecognized benefits may decrease by approximately $14.8 million in the next twelve months as a result of the resolution of tax examinations.

11. SEGMENT INFORMATION

The Company has five operating segments: Index, Analytics, ESG and Climate, Real Estate and Burgiss, which are presented as the following four reportable segments: Index, Analytics, ESG and Climate and All Other – Private Assets.

Effective January 1, 2021, the Company began presenting four reportable segments with the ESG and Climate operating segment being presented as a separate reportable segment. The operating segments of Real Estate and Burgiss do not individually meet the segment reporting thresholds and have been combined and presented as part of All Other – Private Assets reportable segment. The Company’s ownership interest in Burgiss is classified as an equity-method investment. Therefore, the All Other – Private Assets segment does not include the Company’s proportionate share of operating revenues and Adjusted EBITDA related to Burgiss. The Company’s proportionate share of the income or loss from its equity-method investment in Burgiss is not a component of Adjusted EBITDA as it is reported as a component of other (expense) income, net. Prior period amounts have been recast to reflect the current presentation.

The Index operating segment offers equity and fixed income indexes. The indexes are used in many areas of the investment process, including index-linked product creation (e.g., Exchange Traded Funds (“ETFs”) and futures and options), performance benchmarking, portfolio construction and rebalancing, broker-dealer structured products and asset allocation.

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

The ESG and Climate operating segment offers products and services that help institutional investors understand how ESG and climate considerations can impact the long-term risk and return of their portfolio and individual security-level investments. In addition, MSCI ESG Research data and ratings, as well as climate solutions, are used in the construction of equity and fixed income indexes to help institutional investors more effectively benchmark ESG and climate investment performance, issue index-based investment products, as well as manage, measure and report on ESG and climate mandates.

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

The change in reportable segments has not resulted in any changes to MSCI’s Chief Operating Decision Maker (“CODM”) or the basis for segment profitability from the information disclosed in our 2020 Annual Report on Form 10-K. The CODM continues to measure and evaluate reportable segments based on segment operating revenues as well as Adjusted EBITDA and other measures. The Company excludes the following items from segment Adjusted EBITDA: provision for income taxes, other expense (income), net, depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments, that the CODM does not consider for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net income and are included in the reconciliation that follows.

The following table presents operating revenues by reportable segment for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Operating revenues
Index	$292,491	$249,256
Analytics	134,017	125,508
ESG and Climate	34,750	25,233
All Other - Private Assets	17,165	16,783
Total	$478,423	$416,780

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Index Adjusted EBITDA	$219,879	$183,587
Analytics Adjusted EBITDA	45,731	36,317
ESG and Climate Adjusted EBITDA	5,045	3,626
All Other - Private Assets Adjusted EBITDA	5,931	5,697
Total operating segment profitability	276,586	229,227
Amortization of intangible assets	15,068	13,776
Depreciation and amortization of property, equipment and leasehold improvements	7,143	7,567
Operating income	254,375	207,884
Other expense (income), net	38,347	45,035
Provision for income taxes	19,209	14,724
Net income	$196,819	$148,125

Operating revenues by geography are based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Operating revenues
Americas:
United States	$196,689	$181,046
Other	20,173	17,756
Total Americas	216,862	198,802

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	79,081	65,061
Other	106,194	87,929
Total EMEA	185,275	152,990

Asia & Australia:
Japan	21,642	19,392
Other	54,644	45,596
Total Asia & Australia	76,286	64,988

Total	$478,423	$416,780

Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	March 31,	December 31,
	2021	2020
	(in thousands)
Long-lived assets
Americas:
United States	$180,605	$182,776
Other	14,852	13,949
Total Americas	195,457	196,725

EMEA:
United Kingdom	19,508	19,678
Other	33,101	33,561
Total EMEA	52,609	53,239

Asia & Australia:
Japan	1,621	1,896
Other	35,835	37,946
Total Asia & Australia	37,456	39,842

Total	$285,522	$289,806

12. SUBSEQUENT EVENTS

On April 26, 2021, the Board of Directors declared a quarterly cash dividend of $0.78 per share for the three months ending June 30, 2021 (“second quarter 2021”). The second quarter 2021 dividend is payable on May 28, 2021 to shareholders of record as of the close of trading on May 14, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K.

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

Our leading research-enhanced products and services include indexes; portfolio construction and risk management analytics; ESG and climate solutions; and real estate benchmarks, return-analytics and market insights. Through our integrated franchise we provide solutions across our products and services to support our clients’ dynamic and complex needs. Our content and capabilities can be accessed by our clients through multiple channels and platforms.

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

As of March 31, 2021, we served over 4,4001 clients in more than 90 countries. As of March 31, 2021, we had offices in more than 30 cities across more than 20 countries to help serve our diverse client base, with 45.4% of our revenues coming from clients in the Americas, 38.7% in EMEA and 15.9% in Asia and Australia.

Our principal business model is generally to license annual, recurring subscriptions for the majority of our Index, Analytics and ESG and Climate products and services for a fee due in advance of the service period. We also license annual recurring subscriptions for the majority of our Real Estate products for a fee which is primarily paid in arrears after the product is delivered, with the exception of the Market Information product for which the fees are generally paid in advance. A portion of our fees comes from clients who use our indexes as the basis for index-linked investment products. Such fees are primarily based on a client’s assets under management (“AUM”), trading volumes and fee levels.

[1]	Represents the aggregate of all related clients under their respective parent entity.

In evaluating our financial performance, we focus on revenue and profit growth, including results accounted for under accounting principles generally accepted in the United States (“GAAP”) as well as non-GAAP measures, for the Company as a whole and by operating segment. In addition, we focus on operating metrics, including Run Rate, subscription sales and Retention Rate, to manage the business. Our business is not highly capital intensive and, as such, we expect to continue to convert a high percentage of our profits into excess cash in the future. Our growth strategy includes: (a) extending leadership in research-enhanced content across asset classes, (b) enhancing distribution and content-enabling technology, (c) expanding solutions that empower client customization, (d) strengthening existing and developing new client relationships and (e) executing strategic relationships and acquisitions with complementary content and technology companies.

In the discussion that follows, we provide certain variances excluding the impact of foreign currency exchange rate fluctuations. Foreign currency exchange rate fluctuations reflect the difference between the current period results as reported compared to the current period results recalculated using the foreign currency exchange rates in effect for the comparable prior period. While operating revenues adjusted for the impact of foreign currency fluctuations includes asset-based fees that have been adjusted for the impact of foreign currency fluctuations, the underlying AUM, which is the primary component of asset-based fees, is not adjusted for foreign currency fluctuations. More than three-fifths of the AUM is invested in securities denominated in currencies other than the U.S. dollar, and accordingly, any such impact is excluded from the disclosed foreign currency-adjusted variances.

The discussion of our results of operations for the three months ended March 31, 2021 and 2020 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

The following table presents the results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands, except per share data)
Operating revenues	$478,423	$416,780	14.8%
Operating expenses:
Cost of revenues	85,780	74,609	15.0%
Selling and marketing	56,467	55,549	1.7%
Research and development	24,862	26,562	(6.4%)
General and administrative	34,728	30,833	12.6%
Amortization of intangible assets	15,068	13,776	9.4%
Depreciation and amortization of property, equipment and leasehold improvements	7,143	7,567	(5.6%)
Total operating expenses	224,048	208,896	7.3%
Operating income	254,375	207,884	22.4%
Other expense (income), net	38,347	45,035	(14.9%)
Income before provision for income taxes	216,028	162,849	32.7%
Provision for income taxes	19,209	14,724	30.5%
Net income	$196,819	$148,125	32.9%

Earnings per basic common share	$2.38	$1.75	36.0%

Earnings per diluted common share	$2.36	$1.73	36.4%

Operating margin	53.2%	49.9%

Operating Revenues

Our revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group revenues by major product or reportable segment as follows: Index, Analytics, ESG and Climate and All Other – Private Assets, which includes the Real Estate product line.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020	% Change
	(in thousands)
Recurring subscriptions	$337,732	$304,425	10.9%
Asset-based fees	126,706	100,196	26.5%
Non-recurring	13,985	12,159	15.0%

Total operating revenues	$478,423	$416,780	14.8%

Total operating revenues for the three months ended March 31, 2021 increased 14.8% to $478.4 million compared to $416.8 million for the three months ended March 31, 2020. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 14.0% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Operating revenues from recurring subscriptions for the three months ended March 31, 2021 increased 10.9% to $337.7 million compared to $304.4 million for the three months ended March 31, 2020, primarily driven by growth in Index products, which increased $15.3 million, or 10.9%, strong growth in ESG and Climate products, which increased $9.2 million, or 37.1%, and growth in Analytics products, which increased $7.6 million, or 6.1%. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 9.9% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Operating revenues from asset-based fees for the three months ended March 31, 2021 increased 26.5% to $126.7 million compared to $100.2 million for the three months ended March 31, 2020. The increase in asset-based fees was driven by growth in revenues from all of our indexed investment product categories, including an increase in revenues from ETFs linked to MSCI equity indexes that was primarily driven by a 33.3% increase in average AUM in ETFs, partially offset by a change in fee levels of certain products. The increase in revenues from asset-based fees was also driven by higher revenues from non-ETF indexed funds linked to MSCI indexes resulting from new funds and increased demand in ESG products and climate products. Revenues from exchange traded futures and options contracts linked to MSCI indexes also increased, primarily driven by price increases, partially offset by lower volume. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2020				2021
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,
AUM in ETFs linked to MSCI equity indexes(1), (2)	$709.5	$825.4	$908.9	$1,103.6	$1,209.6

Sequential Change in Value
Market Appreciation/(Depreciation)	$(216.5)	$117.4	$57.0	$135.7	$43.2
Cash Inflows	(8.4)	(1.5)	26.5	59.0	62.8
Total Change	$(224.9)	$115.9	$83.5	$194.7	$106.0

The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	2020				2021
(in billions)	March	June	September	December	March
AUM in ETFs linked to MSCI equity indexes(1), (2)
Quarterly average	$877.1	$776.9	$893.4	$999.2	$1,169.2
Year-to-date average	$877.1	$827.0	$849.1	$886.7	$1,169.2

(1)

The historical values of the AUM in ETFs linked to our equity indexes as of the last day of the month and the monthly average balance can be found under the link “AUM in ETFs Linked to MSCI Equity Indexes” on our Investor Relations homepage at http://ir.msci.com. This information is updated mid-month each month. Information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or any other report filed with the SEC. The AUM in ETFs also includes AUM in Exchange Traded Notes, the value of which is less than 1.0% of the AUM amounts presented.

(2)	The value of AUM in ETFs linked to MSCI equity indexes is calculated by multiplying the equity ETF net asset value by the number of shares outstanding.

The average value of AUM in ETFs linked to MSCI equity indexes for the three months ended March 31, 2021 was $1,169.2 billion, up $292.1 billion, or 33.3%, from $877.1 billion for the three months ended March 31, 2020.

Non-recurring revenues for the three months ended March 31, 2021 increased 15.0% to $14.0 million compared to $12.2 million for the three months ended March 31, 2020, primarily driven by growth in Index products, which increased $1.4 million, or 15.7%.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020	% Change
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$155,117	$139,840	10.9%
Asset-based fees	126,706	100,196	26.5%
Non-recurring	10,668	9,220	15.7%
Index total	292,491	249,256	17.3%

Analytics
Recurring subscriptions	131,672	124,065	6.1%
Non-recurring	2,345	1,443	62.5%
Analytics total	134,017	125,508	6.8%

ESG and Climate
Recurring subscriptions	34,140	24,901	37.1%
Non-recurring	610	332	83.7%
ESG and Climate total	34,750	25,233	37.7%

All Other - Private Assets
Recurring subscriptions	16,803	15,619	7.6%
Non-recurring	362	1,164	(68.9%)
All Other - Private Assets total	17,165	16,783	2.3%
Total operating revenues	$478,423	$416,780	14.8%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020	% Change
	(in thousands)
Operating expenses:
Cost of revenues	$85,780	$74,609	15.0%
Selling and marketing	56,467	55,549	1.7%
Research and development	24,862	26,562	(6.4%)
General and administrative	34,728	30,833	12.6%
Amortization of intangible assets	15,068	13,776	9.4%
Depreciation and amortization of property, equipment and leasehold improvements	7,143	7,567	(5.6%)
Total operating expenses	$224,048	$208,896	7.3%

Total operating expenses for the three months ended March 31, 2021 increased 7.3% to $224.0 million compared to $208.9 million for the three months ended March 31, 2020. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 5.4% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Cost of Revenues

Cost of revenues expenses consist of costs related to the production and servicing of our products and services and primarily includes related information technology costs, including data center, cloud service, platform and infrastructure costs; costs to acquire, produce and maintain market data information; costs of research to support and maintain existing products; costs of product management teams; costs of client service and consultant teams to support customer needs; as well as other support costs directly attributable to the cost of revenues including certain human resources, finance and legal costs.

Cost of revenues for the three months ended March 31, 2021 increased 15.0% to $85.8 million compared to $74.6 million for the three months ended March 31, 2020, reflecting increases across all four reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation, wages and salaries and benefits costs, as well as higher non-compensation costs, reflecting higher information technology costs, professional fees and market data costs, partially offset by lower travel and entertainment costs.

Selling and Marketing

Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations.

Selling and marketing expenses for the three months ended March 31, 2021 increased 1.7% to $56.5 million compared to $55.5 million for the three months ended March 31, 2020, driven by higher costs in the ESG and Climate reportable segment, partially offset by lower costs in the Analytics reportable segment. The change was driven by increases in compensation and benefits costs, including severance costs, wages and salaries and incentive compensation, partially offset by decreases in non-compensation costs, primarily relating to lower travel and entertainment costs, marketing costs and recruiting costs.

Research and Development

R&D expenses consist of the costs to develop new or enhance existing products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support associated with these efforts.

R&D expenses for the three months ended March 31, 2021 decreased 6.4% to $24.9 million compared to $26.6 million for the three months ended March 31, 2020, reflecting higher allocation of resources to projects eligible for capitalization across all of the segments, leading to a decline in compensation and benefits costs, primarily wages and salaries, expensed as R&D.

General and Administrative

G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service.

G&A expenses for the three months ended March 31, 2021 increased 12.6% to $34.7 million compared to $30.8 million for the three months ended March 31, 2020, reflecting increases across all four reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020	% Change
	(in thousands)
Compensation and benefits	$151,517	$137,262	10.4%
Non-compensation expenses	50,320	50,291	0.1%
Amortization of intangible assets	15,068	13,776	9.4%
Depreciation and amortization of property, equipment and leasehold improvements	7,143	7,567	(5.6%)
Total operating expenses	$224,048	$208,896	7.3%

Compensation and Benefits

Compensation and benefits costs are our most significant expense and typically represent approximately 65% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 3,728 and 3,459 employees as of March 31, 2021 and 2020, respectively, reflecting a 7.8% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of March 31, 2021, 64.9% of our employees were located in emerging market centers compared to 63.3% as of March 31, 2020.

Compensation and benefits costs for the three months ended March 31, 2021 increased 10.4% to $151.5 million compared to $137.3 million for the three months ended March 31, 2020, driven by higher incentive compensation, wages and salaries and benefits costs, partially offset by lower severance costs.

A significant portion of the incentive compensation component of operating expenses is based on the achievement of a number of financial and operating metrics. In a scenario where operating revenue growth and profitability moderate, incentive compensation would be expected to decrease accordingly.

Non-Compensation Expenses

Non-compensation expenses of $50.3 million for the three months ended March 31, 2021 remained consistent compared to the three months ended March 31, 2020.

Fixed costs constitute a significant portion of the non-compensation component of operating expenses. The discretionary non-compensation component of operating expenses could, however, be reduced in the near-term in a scenario where operating revenue growth moderates.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and internal capitalized software projects recognized over their estimated useful lives. Amortization of intangible assets expense for the three months ended March 31, 2021 increased 9.4% to $15.1 million compared to $13.8 million for the three months ended March 31, 2020, primarily driven by higher amortization of internally developed capitalized software.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of furniture and fixtures, computer and related equipment and leasehold improvements over the estimated useful life of the assets. Depreciation and amortization of property, equipment and leasehold improvements for the three months ended March 31, 2021 decreased 5.6% to $7.1 million compared to $7.6 million for the three months ended March 31, 2020. The decrease was primarily the result of lower depreciation on computer and related equipment, software and leasehold improvements, partially offset by higher depreciation on furniture.

Other Expense (Income), Net

Other expense (income), net for the three months ended March 31, 2021 decreased 14.9% to $38.3 million compared to $45.0 million for the three months ended March 31, 2020. The decrease in net expenses was primarily driven by the absence of the $10.0 million loss on debt extinguishment associated with the redemption of all of the $300.0 million aggregate principal amount of 5.250% senior unsecured notes due 2024 that remained outstanding (the “2024 Senior Notes Redemption”) during the three months ended March 31, 2020.

Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2021 and 2020 was $19.2 million and $14.7 million, respectively. These amounts reflect effective tax rates of 8.9% and 9.0% for the three months ended March 31, 2021 and 2020, respectively.

The effective tax rate of 8.9% for the three months ended March 31, 2021 reflects the Company’s estimate of the effective tax rate for the period which was impacted by certain favorable discrete items totaling $22.3 million. For the three months ended March 31, 2021, these discrete items primarily related to $20.4 million of excess tax benefits recognized on share-based compensation vested during the period.

The effective tax rate of 9.0% for the three months ended March 31, 2020 reflects the Company’s estimate of the effective tax rate for the period which was impacted by certain favorable discrete items totaling $22.4 million. For the three months ended March 31, 2020, these discrete items primarily related to $18.9 million of excess tax benefits recognized on share-based compensation vested during the period and $2.6 million related to the tax impact of loss on debt extinguishment recognized during the period. The discrete items also included a $0.8 million benefit related to the revaluation of the cost of deemed repatriation of foreign earnings.

Net Income

As a result of the factors described above, net income for the three months ended March 31, 2021 increased 32.9% to $196.8 million compared to $148.1 million for the three months ended March 31, 2020.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 decreased by 2.6% and 2.4%, respectively. The decreases primarily reflect the impact of share repurchases made pursuant to the stock repurchase program.

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

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020	% Change
	(in thousands)
Operating revenues	$478,423	$416,780	14.8%
Adjusted EBITDA expenses	201,837	187,553	7.6%
Adjusted EBITDA	$276,586	$229,227	20.7%
Adjusted EBITDA margin %	57.8%	55.0%
Operating margin %	53.2%	49.9%

Adjusted EBITDA for the three months ended March 31, 2021 increased 20.7% to $276.6 million compared to $229.2 million for the three months ended March 31, 2020. Adjusted EBITDA margin for the three months ended March 31, 2021 increased to 57.8% compared to 55.0% for the three months ended March 31, 2020. The increase in Adjusted EBITDA margin reflects a higher rate of growth in operating revenues as compared to the rate of growth of Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Index Adjusted EBITDA	$219,879	$183,587
Analytics Adjusted EBITDA	45,731	36,317
ESG and Climate Adjusted EBITDA	5,045	3,626
All Other - Private Assets Adjusted EBITDA	5,931	5,697
Consolidated Adjusted EBITDA	276,586	229,227
Amortization of intangible assets	15,068	13,776
Depreciation and amortization of property, equipment and leasehold improvements	7,143	7,567
Operating income	254,375	207,884
Other expense (income), net	38,347	45,035
Provision for income taxes	19,209	14,724
Net income	$196,819	$148,125

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Index Adjusted EBITDA expenses	$72,612	$65,669
Analytics Adjusted EBITDA expenses	88,286	89,191
ESG and Climate Adjusted EBITDA expenses	29,705	21,607
All Other - Private Assets Adjusted EBITDA expenses	11,234	11,086
Consolidated Adjusted EBITDA expenses	201,837	187,553
Amortization of intangible assets	15,068	13,776
Depreciation and amortization of property, equipment and leasehold improvements	7,143	7,567
Total operating expenses	$224,048	$208,896

The discussion of the segment results is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$155,117	$139,840	10.9%
Asset-based fees	126,706	100,196	26.5%
Non-recurring	10,668	9,220	15.7%
Operating revenues total	292,491	249,256	17.3%
Adjusted EBITDA expenses	72,612	65,669	10.6%
Adjusted EBITDA	$219,879	$183,587	19.8%
Adjusted EBITDA margin %	75.2%	73.7%

Revenues related to Index products for the three months ended March 31, 2021 increased 17.3% to $292.5 million compared to $249.3 million for the three months ended March 31, 2020.

Recurring subscriptions for the three months ended March 31, 2021 increased 10.9% to $155.1 million compared to $139.8 million for the three months ended March 31, 2020. The increase was primarily driven by strong growth in market cap-weighted index products. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

Revenues from asset-based fees for the three months ended March 31, 2021 increased 26.5% to $126.7 million compared to $100.2 million for the three months ended March 31, 2020. The increase in asset-based fees was driven by growth in revenues from all of our indexed investment product categories, including an increase in revenues from ETFs linked to MSCI equity indexes that was primarily driven by a 33.3% increase in average AUM in ETFs, partially offset by a change in fee levels of certain products. The increase in revenues from asset-based fees was also driven by higher revenues from non-ETF indexed funds linked to MSCI indexes resulting from new funds and increased demand in ESG products and climate products. Revenues from exchange traded futures and options contracts linked to MSCI indexes also increased, primarily driven by price increases, partially offset by lower volume. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

Index segment Adjusted EBITDA expenses for the three months ended March 31, 2021 increased 10.6% to $72.6 million compared to $65.7 million for the three months ended March 31, 2020, reflecting higher expenses across the cost of revenues and G&A expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 8.4% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$131,672	$124,065	6.1%
Non-recurring	2,345	1,443	62.5%
Operating revenues total	134,017	125,508	6.8%
Adjusted EBITDA expenses	88,286	89,191	(1.0%)
Adjusted EBITDA	$45,731	$36,317	25.9%
Adjusted EBITDA margin %	34.1%	28.9%

Analytics segment revenues for the three months ended March 31, 2021 increased 6.8% to $134.0 million compared to $125.5 million for the three months ended March 31, 2020, primarily driven by growth in Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 6.6% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Analytics segment Adjusted EBITDA expenses for the three months ended March 31, 2021 decreased 1.0% to $88.3 million compared to $89.2 million for the three months ended March 31, 2020, primarily driven by lower expenses across the R&D and selling and marketing expense activity categories, partially offset by higher expenses across the G&A and cost of revenues expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, the decrease would have been 2.4% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

ESG and Climate Segment

The following table presents the results for the ESG and Climate segment for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$34,140	$24,901	37.1%
Non-recurring	610	332	83.7%
Operating revenues total	34,750	25,233	37.7%
Adjusted EBITDA expenses	29,705	21,607	37.5%
Adjusted EBITDA	$5,045	$3,626	39.1%
Adjusted EBITDA margin %	14.5%	14.4%

ESG and Climate segment revenues for the three months ended March 31, 2021 increased 37.7% to $34.8 million compared to $25.2 million for the three months ended March 31, 2020. The increase in ESG and Climate revenues was primarily driven by strong growth from Ratings and Climate products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 31.8%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

ESG and Climate segment Adjusted EBITDA expenses for the three months ended March 31, 2021 increased 37.5% to $29.7 million compared to $21.6 million for the three months ended March 31, 2020, reflecting higher expenses across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 34.0% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

All Other – Private Assets Segment

The following table presents the results for the All Other – Private Assets segment for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$16,803	$15,619	7.6%
Non-recurring	362	1,164	(68.9%)
Operating revenues total	17,165	16,783	2.3%
Adjusted EBITDA expenses	11,234	11,086	1.3%
Adjusted EBITDA	$5,931	$5,697	4.1%
Adjusted EBITDA margin %	34.6%	33.9%

All Other – Private Assets segment revenues for the three months ended March 31, 2021 increased 2.3% to $17.2 million compared to $16.8 million for the three months ended March 31, 2020. The increase in All Other – Private Assets revenues was primarily driven by favorable foreign currency exchange rate fluctuations, partially offset by the absence of a previously disclosed one-time data license fee recognized during the three months ended March 31, 2020. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have decreased 5.6% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

All Other – Private Assets segment Adjusted EBITDA expenses for the three months ended March 31, 2021 increased 1.3% to $11.2 million compared to $11.1 million for the three months ended March 31, 2020, primarily driven by higher expenses across the cost of revenues and G&A expense activity categories, partially offset by lower expenses across the R&D and selling and marketing expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets segment Adjusted EBITDA expenses would have decreased 2.2% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes or discounts;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign currency exchange rates; and
•	the impact of acquisitions and divestitures.

The following table presents the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
	March 31,	March 31,	%
	2021	2020	Change
	(in thousands)
Index:
Recurring subscriptions	$634,565	$574,132	10.5%
Asset-based fees	503,207	348,218	44.5%
Index total	1,137,772	922,350	23.4%

Analytics	556,997	528,378	5.4%

ESG and Climate	147,334	103,781	42.0%

All Other - Private Assets	56,900	49,671	14.6%

Total Run Rate	$1,899,003	$1,604,180	18.4%

Recurring subscriptions total	$1,395,796	$1,255,962	11.1%
Asset-based fees	503,207	348,218	44.5%
Total Run Rate	$1,899,003	$1,604,180	18.4%

Total Run Rate grew 18.4% to $1,899.0 million as of March 31, 2021 compared to $1,604.2 million as of March 31, 2020. Recurring subscriptions Run Rate grew 11.1% to $1,395.8 million as of March 31, 2021 compared to $1,256.0 million as of March 31, 2020. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 10.3% as of March 31, 2021 compared to March 31, 2020.

Run Rate from asset-based fees increased 44.5% to $503.2 million as of March 31, 2021 from $348.2 million as of March 31, 2020, primarily driven by higher AUM in ETFs linked to MSCI equity indexes, higher prices in non-ETF indexed funds linked to MSCI indexes and higher prices in futures and options. Partially offsetting the impact of the increase in AUM in ETFs linked to MSCI equity indexes was a change in fee levels of certain products, which was the primary driver of a decline in average basis point fees to 2.61 as of March 31, 2021 from 2.71 as of March 31, 2020. As of March 31, 2021, the value of AUM in ETFs linked to MSCI equity indexes was $1,209.6 billion, up $500.1 billion, or 70.5%, from $709.5 billion as of March 31, 2020. The increase of $500.1 billion consisted of market appreciation of $353.3 billion and net inflows of $146.8 billion.

Index recurring subscriptions Run Rate grew 10.5% to $634.6 million as of March 31, 2021 compared to $574.1 million as of March 31, 2020, primarily driven by growth in market cap-weighted index products and reflected growth across all regions and all client segments.

Run Rate from Analytics products increased 5.4% to $557.0 million as of March 31, 2021 compared to $528.4 million as of March 31, 2020, primarily driven by growth in both Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 4.7% as of March 31, 2021.

Run Rate from ESG and Climate products increased 42.0% to $147.3 million as of March 31, 2021 compared to $103.8 million as of March 31, 2020, primarily driven by strong growth in both Ratings and Climate products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate Run Rate would have increased 38.8% as of March 31, 2021 compared to March 31, 2020.

Run Rate from All Other – Private Assets products increased 14.6% to $56.9 million as of March 31, 2021 compared to $49.7 million as of March 31, 2020, primarily driven by strong growth in both Enterprise Analytics and Global Intel products and growth from new sales of Real Estate Climate Value-at-Risk products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets Run Rate would have increased 7.4% as of March 31, 2021 compared to March 31, 2020.

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

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended
	March 31,	March 31,	%
	2021	2020	Change
	(in thousands)
New recurring subscription sales
Index	$20,856	$19,054	9.5%
Analytics	12,210	11,218	8.8%
ESG and Climate	11,640	6,994	66.4%
All Other - Private Assets	1,684	1,175	43.3%
New recurring subscription sales total	46,390	38,441	20.7%

Subscription cancellations
Index	(5,198)	(5,116)	1.6%
Analytics	(5,879)	(8,244)	(28.7%)
ESG and Climate	(1,052)	(1,503)	(30.0%)
All Other - Private Assets	(698)	(550)	26.9%
Subscription cancellations total	(12,827)	(15,413)	(16.8%)

Net new recurring subscription sales
Index	15,658	13,938	12.3%
Analytics	6,331	2,974	112.9%
ESG and Climate	10,588	5,491	92.8%
All Other - Private Assets	986	625	57.8%
Net new recurring subscription sales total	33,563	23,028	45.7%

Non-recurring sales
Index	11,205	10,283	9.0%
Analytics	2,973	3,265	(8.9%)
ESG and Climate	697	151	361.6%
All Other - Private Assets	886	880	0.7%
Non-recurring sales total	15,761	14,579	8.1%

Gross sales
Index	$32,061	$29,337	9.3%
Analytics	15,183	14,483	4.8%
ESG and Climate	12,337	7,145	72.7%
All Other - Private Assets	2,570	2,055	25.1%
Total gross sales	$62,151	$53,020	17.2%

Net sales
Index	$26,863	$24,221	10.9%
Analytics	9,304	6,239	49.1%
ESG and Climate	11,285	5,642	100.0%
All Other - Private Assets	1,872	1,505	24.4%
Total net sales	$49,324	$37,607	31.2%

A significant portion of MSCI's operating revenues are derived from subscriptions or licenses of products and services, which are provided over contractually-agreed periods of time that are subject to renewal or cancellation at the end of current contract terms.

Retention Rate

The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Index	96.6%	96.3%
Analytics	95.8%	93.7%
ESG and Climate	97.0%	94.1%
All Other - Private Assets	95.1%	95.7%

Total	96.3%	95.0%

The annual Retention Rate represents the retained subscription Run Rate (subscription Run Rate at the beginning of the fiscal year less actual cancels during the year) as a percentage of the subscription Run Rate at the beginning of the fiscal year. Retention Rate is an important metric because subscription cancellations decrease our Run Rate and ultimately our future operating revenues over time.

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

Retention Rate is computed by operating segment on a product/service-by-product/service basis. In general, if a client reduces the number of products or services to which it subscribes within a segment, or switches between products or services within a segment, we treat it as a cancellation for purposes of calculating our Retention Rate except in the case of a product or service switch that management considers to be a replacement product or service. In those replacement cases, only the net change to the client subscription, if a decrease, is reported as a cancel. In the Analytics and the ESG and Climate operating segments, substantially all product or service switches are treated as replacement products or services and netted in this manner, while in our Index and Real Estate operating segments, product or service switches that are treated as replacement products or services and receive netting treatment occur only in certain limited instances. In addition, we treat any reduction in fees resulting from a down-sell of the same product or service as a cancellation to the extent of the reduction. We do not calculate Retention Rate for that portion of our Run Rate attributable to assets in index-linked investment products or futures and options contracts, in each case, linked to our indexes.

Retention Rate is generally higher during the first three quarters and lower in the fourth quarter, as the fourth quarter is traditionally the largest renewal period in the year.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K. There have been no significant changes in our accounting policies or critical accounting estimates since the end of the fiscal year ended December 31, 2020.

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

Senior Notes and Credit Agreement

We have an aggregate of $3,900.0 million in Senior Notes outstanding and a $500.0 million undrawn Revolving Credit Agreement with a syndicate of banks. On April 12, 2021, we paid $518.2 million, which included a premium of $18.2 million, for the pre-maturity redemption all of the outstanding 2026 Senior Notes. See Note 7, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on our Senior Notes and Revolving Credit Agreement.

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

The Revolving Credit Agreement contains affirmative and restrictive covenants that, among other things, limit our ability and the ability of our existing or future subsidiaries to:

•	incur liens;
•	in the case of our subsidiaries that are not guarantors under the Revolving Credit Agreement, incur additional indebtedness;
•	merge, dissolve, liquidate, consolidate with or into another person or sell all or substantially all assets of the Company and its subsidiaries on a consolidated basis;
•	enter into sale/leaseback transactions;
•	pay dividends or make other distributions in respect of our capital stock or engage in stock repurchases, redemptions and other restricted payments; or
•	change the nature of our business.

The Revolving Credit Agreement and the Indentures also contain customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, and bankruptcy and insolvency events, and, in the case of the Revolving Credit Agreement, invalidity or impairment of loan documentation, change of control and customary ERISA defaults in addition to the foregoing. None of the restrictions above are expected to impact our ability to effectively operate the business.

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 (or 4.50:1.00 for two fiscal quarters following a material acquisition) and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of March 31, 2021, our Consolidated Leverage Ratio was 3.53:1.00 and our Consolidated Interest Coverage Ratio was 7.57:1.00. As of March 31, 2021, there were no amounts drawn and outstanding under the Revolving Credit Agreement.

Our non-guarantor subsidiaries under the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $1,035.4 million, or 58.9%, of our total revenue for the trailing 12 months ended March 31, 2021, approximately $375.2 million, or 40.3%, of our consolidated operating income for the trailing 12 months ended March 31, 2021, and approximately $1,058.0 million, or 23.2%, of our consolidated total assets (excluding intercompany assets) and $688.3 million, or 13.6%, of our consolidated total liabilities, in each case as of March 31, 2021.

Share Repurchases

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Three Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
March 31, 2021	$407.70	330	$134,340
March 31, 2020	$248.65	1,310	$325,699

As of March 31, 2021, there was $1,594.4 million of available authorization remaining under the 2020 Repurchase Program.

Cash Dividend

On April 26, 2021, the Board of Directors declared a quarterly cash dividend of $0.78 per share for the three months ending June 30, 2021. The second quarter 2021 dividend is payable on May 28, 2021 to shareholders of record as of the close of trading on May 14, 2021.

Cash Flows

	As of
	March 31,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$1,747,147	$1,300,521

Cash and cash equivalents were $1,747.1 million and $1,300.5 million as of March 31, 2021 and December 31, 2020, respectively. We typically seek to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes. As of March 31, 2021 and December 31, 2020, $473.7 million and $423.3 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. The global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.

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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$215,457	$112,770
Net cash used in investing activities	(10,360)	(201,638)
Net cash provided by (used in) financing activities	245,542	(340,081)
Effect of exchange rate changes	(4,013)	(10,762)
Net increase (decrease) in cash	$446,626	$(439,711)

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $215.5 million and $112.8 million for the three months ended March 31, 2021 and 2020, respectively. The year-over-year increase was primarily driven by higher cash collections from customers.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. Historically, the payment of cash for compensation and benefits is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $10.4 million for the three months ended March 31, 2021 compared to $201.6 million for the three months ended March 31, 2020. The year-over-year change was primarily driven by the absence of the $190.8 million equity method investment in Burgiss.

Cash Flows From Financing Activities

Cash provided by financing activities was $245.5 million for the three months ended March 31, 2021 compared to cash used in financing activities of $340.1 million for the three months ended March 31, 2020. The year-over-year change was primarily driven by the absence of the 2024 Senior Notes Redemption, lower share repurchases and the impact of higher proceeds from the new senior notes offerings made during the three months ended March 31, 2021.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the three months ended March 31, 2021 and 2020, 15.0% and 14.0%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 15.0% of non-U.S. dollar exposure for the three months ended March 31, 2021, 40.9% was in Euros, 24.8% was in British pounds sterling and 24.7% was in Japanese yen. Of the 14.0% of non-U.S. dollar exposure for the three months ended March 31, 2020, 38.9% was in Euros, 26.6% was in Japanese yen and 23.3% was in British pounds sterling.

Revenues from asset-based fees represented 26.5% and 24.0% of operating revenues for the three months ended March 31, 2021 and 2020, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which more than three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 42.7% and 41.3% of our operating expenses for the three months ended March 31, 2021 and 2020, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Euros, Swiss francs, Hong Kong dollars and Mexican pesos. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $0.6 million and gains of $1.9 million for the three months ended March 31, 2021 and 2020, respectively.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of March 31, 2021, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the significant risk factors and uncertainties known to the Company and disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2020 that, if they were to materialize or occur, would, individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended March 31, 2021.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2021-January 31, 2021	719	$446.43	—	$1,728,753,000
February 1, 2021-February 28, 2021	121,941	$429.57	—	$1,728,753,000
March 1, 2021-March 31, 2021	329,772	$407.71	329,508	$1,594,416,000
Total	452,432	$413.66	329,508	$1,594,416,000

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

(2)	See Note 9, “Shareholders’ Equity (Deficit)” of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding our stock repurchase program.

Item 6.	Exhibits

EXHIBIT INDEX

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on January 11, 2021 and incorporated by reference herein)
	4.1	Form of Note for MSCI Inc. 3.625% Senior Notes due September 1, 2030 (included in Exhibit 4.1 of MSCI Inc.’s Current Report on Form 8-K (File No. 001-33812), filed with the SEC on March 4, 2020).

10.1

Amendment No. 4 to the Revolving Credit Agreement, dated as of March 29, 2021, among MSCI Inc., each of the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of MSCI Inc.’s Current Report on Form 8-K, filed on March 30, 2021).

*	10.2†	Employment Letter, entered into on April 27, 2021, between MSCI Inc. and C.D. Baer Pettit.
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

Dated: April 28, 2021

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer (Principal Financial Officer)