Form 10-Q
period 2021-06-30
MSCI Inc.
filed 2021-07-27
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 20, 2021, there were 82,442,291 shares of the registrant’s common stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED JUNE 30, 2021

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

In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology.  Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and that could materially affect our actual results, levels of activity, performance or achievements. Such risks and uncertainties include those set forth under “Risk Factors” in Part I, Item 1A of the 2020 Annual Report on Form 10-K filed with the SEC on February 12, 2021. Other factors that could materially affect actual results, levels of activity, performance or achievements can be found in quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished with the SEC. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or for any other reason. Therefore, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,972,002	$1,300,521
Accounts receivable, net of allowances	488,570	558,569
Prepaid income taxes	57,638	20,097
Prepaid and other assets	40,333	46,411
Total current assets	2,558,543	1,925,598
Property, equipment and leasehold improvements, net	71,432	80,446
Right of use assets	146,070	153,330
Goodwill	1,566,612	1,566,022
Intangible assets, net	208,473	234,748
Equity method investment	187,452	190,898
Deferred tax assets	27,696	23,627
Other non-current assets	24,798	23,978
Total assets	$4,791,076	$4,198,647

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,253	$14,253
Income taxes payable	32,308	26,195
Accrued compensation and related benefits	109,205	161,557
Other accrued liabilities	135,738	143,894
Deferred revenue	662,168	675,870
Total current liabilities	950,672	1,021,769
Long-term debt	3,963,622	3,366,777
Long-term operating lease liabilities	145,285	152,342
Deferred tax liabilities	8,347	12,774
Other non-current liabilities	90,957	88,219
Total liabilities	5,158,883	4,641,881

Commitments and Contingencies (see Note 7)

Shareholders' equity (deficit):
Preferred stock (par value $0.01, 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 133,142,605 and 132,829,175 common shares issued and 82,437,837 and 82,573,407 common shares outstanding at June 30, 2021 and December 31, 2020, respectively)	1,331	1,328
Treasury shares, at cost (50,704,768 and 50,255,768 common shares held at June 30, 2021 and December 31, 2020, respectively)	(4,529,573)	(4,342,535)
Additional paid in capital	1,433,717	1,402,537
Retained earnings	2,785,727	2,554,295
Accumulated other comprehensive loss	(59,009)	(58,859)
Total shareholders' equity (deficit)	(367,807)	(443,234)
Total liabilities and shareholders' equity (deficit)	$4,791,076	$4,198,647

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)
Operating revenues	$498,180	$409,616	$976,603	$826,396

Operating expenses:
Cost of revenues	87,327	70,456	173,107	145,065
Selling and marketing	58,191	51,617	114,658	107,166
Research and development	27,531	22,534	52,393	49,096
General and administrative	30,182	28,309	64,910	59,142
Amortization of intangible assets	30,396	14,062	45,464	27,838
Depreciation and amortization of property, equipment and leasehold improvements	7,020	7,463	14,163	15,030
Total operating expenses	240,647	194,441	464,695	403,337

Operating income	257,533	215,175	511,908	423,059

Interest income	(347)	(771)	(733)	(4,254)
Interest expense	39,557	41,227	77,141	81,458
Other expense (income)	22,628	35,552	23,777	43,839

Other expense (income), net	61,838	76,008	100,185	121,043

Income before provision for income taxes	195,695	139,167	411,723	302,016
Provision for income taxes	30,272	24,044	49,481	38,768
Net income	$165,423	$115,123	$362,242	$263,248

Earnings per basic common share	$2.01	$1.38	$4.39	$3.12

Earnings per diluted common share	$1.99	$1.36	$4.34	$3.10

Weighted average shares outstanding used in computing earnings per share
Basic	82,454	83,666	82,546	84,268
Diluted	83,295	84,349	83,393	84,948

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)
Net income	$165,423	$115,123	$362,242	$263,248
Other comprehensive (loss) income:
Foreign currency translation adjustments	879	1,562	(826)	(10,801)
Income tax effect	(35)	(379)	577	2,089
Foreign currency translation adjustments, net	844	1,183	(249)	(8,712)

Pension and other post-retirement adjustments	(59)	(88)	197	218
Income tax effect	22	41	(98)	5
Pension and other post-retirement adjustments, net	(37)	(47)	99	223
Other comprehensive (loss) income, net of tax	807	1,136	(150)	(8,489)
Comprehensive income	$166,230	$116,259	$362,092	$254,759

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

					Accumulated
			Additional		Other
	Common	Treasury	Paid in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(unaudited)
Balance at December 31, 2020	$1,328	$(4,342,535)	$1,402,537	$2,554,295	$(58,859)	$(443,234)
Net income				196,819		196,819
Dividends declared ($0.78 per common share)				(65,947)		(65,947)
Dividends paid in shares			66			66
Other comprehensive income (loss), net of tax					(957)	(957)
Common stock issued	3					3
Shares withheld for tax withholding and exercises		(52,814)				(52,814)
Compensation payable in common stock			18,842			18,842
Common stock repurchased and held in treasury		(134,340)				(134,340)
Common stock issued to Directors and (held in)/released from treasury		(20)				(20)

Balance at March 31, 2021	1,331	(4,529,709)	1,421,445	2,685,167	(59,816)	(481,582)
Net income				165,423		165,423
Dividends declared ($0.78 per common share)				(64,863)		(64,863)
Dividends paid in shares			20			20
Other comprehensive income (loss), net of tax					807	807
Common stock issued						—
Shares withheld for tax withholding and exercises		(620)				(620)
Compensation payable in common stock			12,252			12,252
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		756				756
Balance at June 30, 2021	$1,331	$(4,529,573)	$1,433,717	$2,785,727	$(59,009)	$(367,807)

Balance at December 31, 2019	$1,324	$(3,565,784)	$1,351,031	$2,199,294	$(62,579)	$(76,714)
Net income				148,125		148,125
Cumulative-effect adjustment				631		631
Dividends declared ($0.68 per common share)				(59,233)		(59,233)
Dividends paid in shares			78			78
Other comprehensive income (loss), net of tax					(9,625)	(9,625)
Common stock issued	4					4
Shares withheld for tax withholding		(47,195)				(47,195)
Compensation payable in common stock			15,333			15,333
Common stock repurchased and held in treasury		(325,699)				(325,699)
Common stock issued to Directors and (held in)/released from treasury		(36)				(36)

Balance at March 31, 2020	1,328	(3,938,714)	1,366,442	2,288,817	(72,204)	(354,331)
Net income				115,123		115,123
Dividends declared ($0.68 per common share)				(57,360)		(57,360)
Dividends paid in shares			36			36
Other comprehensive income (loss), net of tax					1,136	1,136
Common stock issued						—
Shares withheld for tax withholding and exercises		(603)				(603)
Compensation payable in common stock			14,294			14,294
Common stock repurchased and held in treasury		(31,071)				(31,071)
Common stock issued to Directors and (held in)/released from treasury		1,844				1,844
Balance at June 30, 2020	$1,328	$(3,968,544)	$1,380,772	$2,346,580	$(71,068)	$(310,932)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
	(unaudited)
Cash flows from operating activities
Net income	$362,242	$263,248
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	45,464	27,838
Stock-based compensation expense	30,856	29,265
Depreciation and amortization of property, equipment and leasehold improvements	14,163	15,030
Amortization of right of use assets	12,129	12,017
Amortization of debt origination fees	2,340	2,231
Loss on extinguishment of debt	21,792	44,930
Deferred taxes	(8,488)	(9,844)
Other adjustments	4,036	582
Changes in assets and liabilities:
Accounts receivable	69,119	32,131
Prepaid income taxes	(37,679)	12,364
Prepaid and other assets	4,597	3,849
Accounts payable	(5,211)	(101)
Accrued compensation and related benefits	(50,793)	(69,324)
Income taxes payable	7,699	16,187
Other accrued liabilities	(10,359)	(8,631)
Deferred revenue	(12,668)	14,818
Long-term operating lease liabilities	(11,135)	(11,615)
Other	2,410	411
Net cash provided by operating activities	440,514	375,386

Cash flows from investing activities
Acquisition of equity method investment	—	(190,816)
Capitalized software development costs	(18,937)	(14,761)
Capital expenditures	(2,473)	(7,597)
Other	(911)	—
Net cash used in investing activities	(22,321)	(213,174)

Cash flows from financing activities
Proceeds from borrowings, inclusive of premium	1,103,750	1,405,000
Repayment of borrowings	(518,245)	(1,142,382)
Repurchase of common stock held in treasury	(187,774)	(404,567)
Payment of dividends	(130,557)	(116,409)
Payment of debt issuance costs in connection with debt	(10,316)	(16,693)
Net cash provided by (used in) financing activities	256,858	(275,051)

Effect of exchange rate changes	(3,570)	(8,751)

Net increase (decrease) in cash	671,481	(121,590)
Cash and cash equivalent, beginning of period	1,300,521	1,506,567

Cash and cash equivalent, end of period	$1,972,002	$1,384,977

Supplemental disclosure of cash flow information:
Cash paid for interest	$77,076	$90,623
Cash paid for income taxes, net of refunds received	$83,139	$19,560

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$4,393	$5,092

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$1,582	$1,129

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI and its wholly owned subsidiaries and include all adjustments of a normal, recurring nature necessary to state fairly the financial condition as of June 30, 2021 and December 31, 2020, the results of operations, comprehensive income and shareholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. The unaudited condensed consolidated statement of financial condition and related financial statement information as of December 31, 2020 have been derived from the 2020 audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2020.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Certain prior period amounts have been reclassified to conform to the current period presentation. Effective January 1, 2021, the ESG and Climate operating segment is being presented as a separate reportable segment. The operating segments of Real Estate and The Burgiss Group, LLC (“Burgiss”) do not individually meet the segment reporting thresholds and have been combined and presented as part of the All Other – Private Assets reportable segment. The Company’s ownership interest in Burgiss, a global provider of investment decision tools for private capital, is classified as an equity-method investment. Therefore, the All Other – Private Assets segment does not include the Company’s proportionate share of operating revenues and Adjusted EBITDA related to Burgiss. The Company’s proportionate share of the income or loss from its equity method investment in Burgiss is not a component of Adjusted EBITDA as it is reported as a component of other (expense) income, net.

Concentrations

For the six months ended June 30, 2021 and 2020, BlackRock, Inc. accounted for 12.4% and 10.9% of the Company’s consolidated operating revenues, respectively. For the six months ended June 30, 2021 and 2020, BlackRock, Inc. accounted for 19.8% and 17.9% of the Index segment operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within the Analytics, ESG and Climate and All Other – Private Assets segments for the six months ended June 30, 2021 and 2020.

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

Changes in the allowance for credit losses on doubtful accounts receivable from December 31, 2019 to June 30, 2021 were as follows:

Amount
(in thousands)
Balance as of December 31, 2019	$1,715
Addition (reduction) to credit loss expense	1,712
Write-offs, net of recoveries	(1,844)
Balance as of December 31, 2020	$1,583
Addition (reduction) to credit loss expense	523
Adjustments and write-offs, net of recoveries	(389)
Balance as of June 30, 2021	$1,717

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

The tables that follow present the disaggregated revenues for the periods indicated:

	For the Three Months ended June 30, 2021
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Revenue Types
Recurring subscriptions	$160,061	$133,368	$38,567	$16,134	$348,130
Asset-based fees	136,142	—	—	—	136,142
Non-recurring	9,760	2,534	741	873	13,908
Total	$305,963	$135,902	$39,308	$17,007	$498,180

	For the Six Months ended June 30, 2021
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Revenue Types
Recurring subscriptions	$315,178	$265,040	$72,707	$32,937	$685,862
Asset-based fees	262,848	—	—	—	262,848
Non-recurring	20,428	4,879	1,351	1,235	27,893
Total	$598,454	$269,919	$74,058	$34,172	$976,603

	For the Three Months ended June 30, 2020
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Revenue Types
Recurring subscriptions	$145,404	$126,189	$25,908	$12,383	$309,884
Asset-based fees	88,075	—	—	—	88,075
Non-recurring	9,429	1,374	394	460	11,657
Total	$242,908	$127,563	$26,302	$12,843	$409,616

	For the Six Months ended June 30, 2020
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Revenue Types
Recurring subscriptions	$285,244	$250,254	$50,809	$28,002	$614,309
Asset-based fees	188,271	—	—	—	188,271
Non-recurring	18,649	2,817	726	1,624	23,816
Total	$492,164	$253,071	$51,535	$29,626	$826,396

The tables that follow present the change in accounts receivable and in deferred revenue between the dates indicated:

	Accounts receivable	Deferred revenue
	(in thousands)
Opening (December 31, 2020)	$558,569	$675,870
Closing (June 30, 2021)	488,570	662,168
Increase/(decrease)	$(69,999)	$(13,702)

	Accounts receivable	Deferred revenue
	(in thousands)
Opening (December 31, 2019)	$499,268	$574,656
Closing (June 30, 2020)	466,096	587,113
Increase/(decrease)	$(33,172)	$12,457

The amounts of revenue recognized in the periods that were included in the opening current deferred revenue, which reflects contract liability amounts, were $208.3 million and $478.6 million for the three and six months ended June 30, 2021, respectively and $173.3 million and $385.6 million for the three and six months ended June 30, 2020, respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in the amortization of deferred revenue to operating revenues, partially offset by an increase in billings. MSCI had an insignificant long-term deferred revenue balance as of June 30, 2021, reflected as a part of “Other non-current liabilities” on its Unaudited Condensed Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
June 30,
2021
(in thousands)
First 12-month period	$351,845
Second 12-month period	197,787
Third 12-month period	65,524
Periods thereafter	16,706
Total	$631,862

4. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied the explicit vesting terms. Diluted EPS reflects the assumed conversion of all dilutive securities.

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(in thousands, except per share data)
Net income	$165,423	$115,123	$362,242	$263,248

Basic weighted average common shares outstanding	82,454	83,666	82,546	84,268
Effect of dilutive securities:
Restricted stock units	841	683	847	680
Diluted weighted average common shares outstanding	83,295	84,349	83,393	84,948

Earnings per basic common share	$2.01	$1.38	$4.39	$3.12

Earnings per diluted common share	$1.99	$1.36	$4.34	$3.10

5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net consisted of the following as of the specified dates:

	As of
	June 30,	December 31,
	2021	2020
	(in thousands)
Computer & related equipment	$183,893	$186,786
Furniture & fixtures	14,988	15,276
Leasehold improvements	56,085	56,537
Work-in-process	2,810	2,996
Subtotal	257,776	261,595
Accumulated depreciation and amortization	(186,344)	(181,149)
Property, equipment and leasehold improvements, net	$71,432	$80,446

Depreciation and amortization expense of property, equipment and leasehold improvements was $7.0 million and $7.5 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $14.2 million and $15.0 million for the six months ended June 30, 2021 and 2020, respectively.

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Goodwill at December 31, 2020	$1,205,758	$290,976	$48,047	$21,241	$1,566,022
Foreign exchange translation adjustment	365	—	—	225	590
Goodwill at June 30, 2021	$1,206,123	$290,976	$48,047	$21,466	$1,566,612

Intangible Assets, Net

The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Amortization expense of acquired intangible assets	$8,376	$8,607	$16,744	$17,385
Amortization expense of internally developed capitalized software	6,007	5,455	12,707	10,453
Write-off of internally developed capitalized software	16,013	—	16,013	—
Total amortization of intangible assets expense	$30,396	$14,062	$45,464	$27,838

As a result of management’s decision to discontinue development and cease related sales activities of certain Analytics segment products and transition existing customers to other product offerings, the Company wrote off $16.0 million of certain internally developed capitalized software intangible assets (consisting of $46.3 million of gross intangible assets less $30.3 million of accumulated amortization) during the three months ended June 30, 2021. The non-cash charge is recorded as a component of “Amortization of intangible assets” on the Condensed Consolidated Statement of Income.

The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	As of
	June 30,	December 31,
	2021	2020
	(in thousands)
Gross intangible assets:
Customer relationships	$356,700	$356,700
Trademarks	207,300	207,300
Acquired technology and software	177,720	177,720
Internally developed capitalized software	85,838	113,188
Proprietary data	28,627	28,627
Subtotal	856,185	883,535
Foreign exchange translation adjustment	(4,741)	(5,262)
Total gross intangible assets	$851,444	$878,273
Accumulated amortization:
Customer relationships	$(264,386)	$(253,465)
Trademarks	(147,773)	(143,207)
Acquired technology and software	(174,390)	(174,032)
Internally developed capitalized software	(39,813)	(57,464)
Proprietary data	(16,680)	(15,730)
Subtotal	(643,042)	(643,898)
Foreign exchange translation adjustment	71	373
Total accumulated amortization	$(642,971)	$(643,525)
Net intangible assets:
Customer relationships	$92,314	$103,235
Trademarks	59,527	64,093
Acquired technology and software	3,330	3,688
Internally developed capitalized software	46,025	55,724
Proprietary data	11,947	12,897
Subtotal	213,143	239,637
Foreign exchange translation adjustment	(4,670)	(4,889)
Total net intangible assets	$208,473	$234,748

The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2021 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder of 2021	$26,782
2022	51,146
2023	45,359
2024	37,892
2025	21,290
Thereafter	26,004
Total	$208,473

7. COMMITMENTS AND CONTINGENCIES

Senior Unsecured Notes. The Company had an aggregate of $4,000.0 million in senior unsecured notes (collectively, the “Senior Notes”) outstanding at June 30, 2021, as presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
	Maturity Date	June 30, 2021	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(in thousands)
Long-term debt
4.75% senior unsecured notes due 2026	August 1, 2026	-	-	496,257	-	522,325
5.375% senior unsecured notes due 2027	May 15, 2027	500,000	496,145	495,819	533,825	538,100
4.000% senior unsecured notes due 2029	November 15, 2029	1,000,000	990,910	990,364	1,056,210	1,073,040
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	893,932	395,458	923,022	419,428
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	989,426	988,879	1,039,070	1,063,430
3.625% senior unsecured notes due 2031	November 1, 2031	600,000	593,209	-	617,244	-
Total long-term debt		$4,000,000	$3,963,622	$3,366,777	$4,169,371	$3,616,323

Interest payments attributable to the Senior Notes are due as presented in the following table:

	First semi-annual interest payment date	Second semi-annual interest payment date
Senior Notes
4.75% senior unsecured notes due 2026	February 1	August 1
5.375% senior unsecured notes due 2027	May 15	November 15
4.000% senior unsecured notes due 2029	May 15	November 15
3.625% senior unsecured notes due 2030	March 1	September 1
3.875% senior unsecured notes due 2031	June 1	December 1
3.625% senior unsecured notes due 2031	May 1	November 1

The fair market value of the Company’s debt obligations represent Level 2 valuations. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

On March 26, 2021, the Company issued $500.0 million aggregate principal amount of 3.625% Senior Unsecured Notes due 2030 (the “2030 Senior Notes”), which constitute a further issuance of, are fully fungible with, rank equally with and form a single series with the $400.0 million aggregate principal amount of the 3.625% senior unsecured notes due 2030 issued on March 4, 2020. In connection with the completion of the offering, the Company announced that it intended to use a portion of the net proceeds from the offering, together with available cash, for the pre-maturity redemption or repurchase of all $500.0 million aggregate principal amount outstanding of its 4.750% senior unsecured notes due 2026 (the “2026 Senior Notes”). On April 12, 2021 the Company completed the pre-maturity redemption of all of its 2026 Senior Notes, which are reflected in the three months ended June 30, 2021. The pre-maturity redemption of the 2026 Senior Notes resulted in an approximately $21.8 million loss on extinguishment that was recorded in other expense (income) during the three months ended June 30, 2021, which includes an applicable premium of approximately $18.2 million (as set forth in the indenture governing the terms of the 2026 Senior Notes) and the write-off of approximately $3.6 million of unamortized debt issuance costs associated with the 2026 Senior Notes.

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

On May 14, 2021, the Company issued $600.0 million aggregate principal amount of 3.625% Senior Unsecured Notes due 2031 (the “2031 Senior Notes”) in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended. The 2031 Senior Notes are scheduled to mature and be paid in full on November 1, 2031. At any time prior to November 1, 2026, the Company may redeem all or part of the 2031 Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2031 Senior Notes, together with accrued and unpaid interest, on or after November 1, 2026, at redemption prices set forth in the indenture governing the 2031 Senior Notes. At any time prior to November 1, 2024, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2031 Senior Notes, including any permitted additional notes, at a redemption price equal to 103.625% of the principal amount plus accrued and unpaid interest, if any, to the redemption date.

Revolver. Since November 20, 2014, the Company has maintained a revolving credit agreement with a syndicate of banks (as amended, the “Revolving Credit Agreement”). On March 29, 2021, the Company entered into Amendment No. 4 (the “Fourth Amendment”) to the Revolving Credit Agreement. The Fourth Amendment, among other things, (i) increased aggregate commitments available to be borrowed by $100.0 million to an aggregate of $500.0 million of availability thereunder until November 2024, at which point the aggregate commitments will be $467.5 million, and (ii) extended the term to March 2026. At June 30, 2021, the Revolving Credit Agreement was undrawn.

In connection with the closings of the Senior Notes offerings, entry into the Revolving Credit Agreement and the subsequent Amendments, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At June 30, 2021, $38.6 million of the deferred financing fees and premium remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $1.8 million of which is included in “Other non-current assets” and $36.3 million of which is included in “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

8. LEASES

The Company recognized a total of $7.5 million and $8.9 million of operating lease expenses for the three months ended June 30, 2021 and 2020, respectively. The Company recognized a total of $15.1 million and $17.8 million of operating lease expenses for the six months ended June 30, 2021 and 2020, respectively. The amounts associated with variable lease costs, short-term lease costs and sublease income were not material for any of the three and six months ended June 30, 2021 and 2020.

Future minimum commitments for the Company’s operating leases in place as of June 30, 2021, the interest and other relevant line items in the Unaudited Condensed Consolidated Statement of Financial Condition are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2021	$13,158
2022	26,672
2023	25,535
2024	20,231
2025	19,755
Thereafter	88,328
Total lease payments	$193,679
Less: Interest	(27,017)
Present value of lease liabilities	$166,662

Other accrued liabilities	$21,377
Long-term operating lease liabilities	$145,285

Lease term and discount rate for the Company’s operating leases in place as of June 30, 2021 are as follows:

As of
June 30,
Lease Term and Discount Rate	2021
Weighted-average remaining lease term (years)	8.68
Weighted-average discount rate	3.32%

Other information for the Company’s operating leases in place for the six months ended June 30, 2021 are as follows:

	Six Months Ended
Other Information	June 30,
(in thousands)	2021	2020
Operating cash flows used for operating leases	$15,239	$15,355
Leased assets obtained in exchange for new operating lease liabilities	$5,074	$7,491

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

Share repurchases made pursuant to the 2020 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of June 30, 2021, there was $1,594.4 million of available authorization remaining under the 2020 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Six Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
June 30, 2021	$407.70	330	$134,340
June 30, 2020	$250.65	1,423	$356,770

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share amounts)	Per Share	Declared	Distributed	(Released)/Deferred
2021
Three Months Ended March 31,	$0.78	$65,947	$66,153	$(206)
Three Months Ended June 30,	0.78	64,863	64,489	374

Total	$1.56	$130,810	$130,642	$168

2020
Three Months Ended March 31,	$0.68	$59,233	$59,455	$(222)
Three Months Ended June 30,	0.68	57,360	57,068	292

Total	$1.36	$116,593	$116,523	$70

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased during the six months ended June 30, 2021:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2020	132,829,175	(50,255,768)	82,573,407
Dividend payable/paid	160	(48)	112
Common stock issued	301,227	—	301,227
Shares withheld for tax withholding	—	(122,924)	(122,924)
Shares repurchased under stock repurchase programs	—	(329,508)	(329,508)
Shares issued to directors	—	—	—
Balance at March 31, 2021	133,130,562	(50,708,248)	82,422,314
Dividend payable/paid	43	(43)	—
Common stock issued	10,692	—	10,692
Shares withheld for tax withholding	—	(1,303)	(1,303)
Shares repurchased under stock repurchase programs	—	—	—
Shares issued to directors	1,308	4,826	6,134
Balance at June 30, 2021	133,142,605	(50,704,768)	82,437,837

10. INCOME TAXES

The Company’s provision for income taxes was $49.5 million and $38.8 million for the six months ended June 30, 2021 and 2020, respectively. These amounts reflect effective tax rates of 12.0% and 12.8% for the six months ended June 30, 2021 and 2020, respectively.

The effective tax rate of 12.0% for the six months ended June 30, 2021 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $34.2 million, in relation to pretax income. For the six months ended June 30, 2021, these discrete items primarily related to $21.4 million of excess tax benefits recognized on share-based compensation vested during the period and $5.6 million related to the tax impact of loss on debt extinguishment recognized during the period on the redemption of the 2026 Senior Notes. Also included in the discrete items is a $2.3 million benefit related to the revaluation of deferred taxes as a result of the enactment of an increase in the UK corporate tax rate, a $2.1 million benefit related to the filing of prior year refund claims and $2.8 million of tax benefits related to other prior year items. In addition, the effective tax rate was impacted by the level of earnings.

The effective tax rate of 12.8% for the six months ended June 30, 2020 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $34.1 million. For the six months ended June 30, 2020, these discrete items primarily related to $21.5 million of excess tax benefits recognized on share-based compensation vested during the period and $11.5 million related to the tax impact of loss on debt extinguishment recognized during the period. The discrete items also included a $0.8 million benefit related to the revaluation of the cost of deemed repatriation of foreign earnings. In addition, the effective tax rate was impacted by a beneficial geographic mix of earnings.

The Company is under examination by tax authorities in certain jurisdictions, including foreign jurisdictions, such as the United Kingdom, Switzerland and India, and states in which the Company has significant operations, such as New York and California. The tax years currently under examination vary by jurisdiction but include years ranging from 2008 through 2020.

The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. During the six months ended June 30, 2021, the Company’s unrecognized tax benefits increased by $15.5 million principally due to the filing of prior year refund claims. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. Based on the current status of income tax audits, the Company believes it is reasonably possible that the total amount of unrecognized benefits may decrease by approximately $30.0 million in the next twelve months as a result of the resolution of tax examinations.

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

The following table presents operating revenues by reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Operating revenues
Index	$305,963	$242,908	$598,454	$492,164
Analytics	135,902	127,563	269,919	253,071
ESG and Climate	39,308	26,302	74,058	51,535
All Other - Private Assets	17,007	12,843	34,172	29,626
Total	$498,180	$409,616	$976,603	$826,396

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Index Adjusted EBITDA	$233,468	$183,256	$453,347	$366,843
Analytics Adjusted EBITDA	49,814	46,167	95,545	82,484
ESG and Climate Adjusted EBITDA	5,720	5,499	10,765	9,125
All Other - Private Assets Adjusted EBITDA	5,947	1,778	11,878	7,475
Total operating segment profitability	294,949	236,700	571,535	465,927
Amortization of intangible assets	30,396	14,062	45,464	27,838
Depreciation and amortization of property, equipment and leasehold improvements	7,020	7,463	14,163	15,030
Operating income	257,533	215,175	511,908	423,059
Other expense (income), net	61,838	76,008	100,185	121,043
Provision for income taxes	30,272	24,044	49,481	38,768
Net income	$165,423	$115,123	$362,242	$263,248

Operating revenues by geography are based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Operating revenues
Americas:
United States	$200,781	$175,819	$397,470	$356,865
Other	21,026	16,891	41,199	34,647
Total Americas	221,807	192,710	438,669	391,512

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	84,802	62,826	163,883	127,887
Other	113,258	90,209	219,452	178,138
Total EMEA	198,060	153,035	383,335	306,025

Asia & Australia:
Japan	22,993	19,725	44,635	39,117
Other	55,320	44,146	109,964	89,742
Total Asia & Australia	78,313	63,871	154,599	128,859

Total	$498,180	$409,616	$976,603	$826,396

Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	June 30,	December 31,
	2021	2020
	(in thousands)
Long-lived assets
Americas:
United States	$161,363	$182,776
Other	14,739	13,949
Total Americas	176,102	196,725

EMEA:
United Kingdom	19,596	19,678
Other	32,720	33,561
Total EMEA	52,316	53,239

Asia & Australia:
Japan	1,471	1,896
Other	33,934	37,946
Total Asia & Australia	35,405	39,842

Total	$263,823	$289,806

12. SUBSEQUENT EVENTS

On July 26, 2021, the Board of Directors declared a quarterly cash dividend of $1.04 per share for the three months ending September 30, 2021 (“third quarter 2021”). The third quarter 2021 dividend is payable on August 31, 2021 to shareholders of record as of the close of trading on August 13, 2021.

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

As of June 30, 2021, we served over 4,4001 clients in more than 90 countries. As of June 30, 2021, we had offices in more than 30 cities across more than 20 countries to help serve our diverse client base, with 44.9% of our revenues coming from clients in the Americas, 39.3% in EMEA and 15.8% in Asia and Australia.

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

The discussion of our results of operations for the three and six months ended June 30, 2021 and 2020 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

The following table presents the results of operations for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020		2021	2020	% Change
	(in thousands, except per share data)
Operating revenues	$498,180	$409,616	21.6%	$976,603	$826,396	18.2%
Operating expenses:
Cost of revenues	87,327	70,456	23.9%	173,107	145,065	19.3%
Selling and marketing	58,191	51,617	12.7%	114,658	107,166	7.0%
Research and development	27,531	22,534	22.2%	52,393	49,096	6.7%
General and administrative	30,182	28,309	6.6%	64,910	59,142	9.8%
Amortization of intangible assets	30,396	14,062	116.2%	45,464	27,838	63.3%
Depreciation and amortization of property, equipment and leasehold improvements	7,020	7,463	(5.9%)	14,163	15,030	(5.8%)
Total operating expenses	240,647	194,441	23.8%	464,695	403,337	15.2%
Operating income	257,533	215,175	19.7%	511,908	423,059	21.0%
Other expense (income), net	61,838	76,008	(18.6%)	100,185	121,043	(17.2%)
Income before provision for income taxes	195,695	139,167	40.6%	411,723	302,016	36.3%
Provision for income taxes	30,272	24,044	25.9%	49,481	38,768	27.6%
Net income	$165,423	$115,123	43.7%	$362,242	$263,248	37.6%

Earnings per basic common share	$2.01	$1.38	45.7%	$4.39	$3.12	40.7%

Earnings per diluted common share	$1.99	$1.36	46.3%	$4.34	$3.10	40.0%

Operating margin	51.7%	52.5%		52.4%	51.2%

Operating Revenues

Our revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group revenues by major product or reportable segment as follows: Index, Analytics, ESG and Climate and All Other – Private Assets, which includes the Real Estate product line.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Recurring subscriptions	$348,130	$309,884	12.3%	$685,862	$614,309	11.6%
Asset-based fees	136,142	88,075	54.6%	262,848	188,271	39.6%
Non-recurring	13,908	11,657	19.3%	27,893	23,816	17.1%

Total operating revenues	$498,180	$409,616	21.6%	$976,603	$826,396	18.2%

Total operating revenues for the three months ended June 30, 2021 increased 21.6% to $498.2 million compared to $409.6 million for the three months ended June 30, 2020. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 20.6% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

For the six months ended June 30, 2021, the increase was 18.2%, growing to $976.6 million compared to $826.4 million for the six months ended June 30, 2020. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 17.3% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Operating revenues from recurring subscriptions for the three months ended June 30, 2021 increased 12.3% to $348.1 million compared to $309.9 million for the three months ended June 30, 2020, primarily driven by growth in Index products, which increased $14.7 million, or 10.1%, strong growth in ESG and Climate products, which increased $12.7 million, or 48.9%, and growth in Analytics products, which increased $7.2 million, or 5.7%. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 11.0% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

For the six months ended June 30, 2021, the increase was 11.6%, growing to $685.9 million compared to $614.3 million for the six months ended June 30, 2020, primarily driven by growth in Index products, which increased $29.9 million, or 10.5%, strong growth in ESG and Climate products, which increased $21.9 million, or 43.1%, and growth in Analytics products, which increased $14.8 million, or 5.9%. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 10.5% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Operating revenues from asset-based fees for the three months ended June 30, 2021 increased 54.6% to $136.1 million compared to $88.1 million for the three months ended June 30, 2020. The increase in asset-based fees was driven by growth in revenues from all our index-linked investment product categories, including an increase in revenues from ETFs linked to MSCI equity indexes that was primarily driven by a 66.4% increase in average AUM in ETFs, partially offset by a decline in average basis point fees. The increase in revenues from asset-based fees was also driven by higher revenues from non-ETF indexed funds linked to MSCI indexes, primarily driven by an increase in average AUM. Revenues from exchange traded futures and options contracts linked to MSCI indexes also increased, primarily driven by fee increases, partially offset by lower volume. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

For the six months ended June 30, 2021, revenues from asset-based fees increased 39.6% to $262.8 million compared to $188.3 million for the six months ended June 30, 2020. The increase in asset-based fees was driven by growth in revenues from all our index-linked investment product categories, including an increase in revenues from ETFs linked to MSCI equity indexes that was primarily driven by a 48.8% increase in average AUM in ETFs, partially offset by a decline in average basis point fees. The increase in revenues from asset-based fees was also driven by higher revenues from non-ETF indexed funds linked to MSCI indexes primarily driven by an increase in average AUM. Revenues from exchange traded futures and options contracts linked to MSCI indexes also increased, primarily driven by fee increases, partially offset by lower volume. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2020				2021
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
AUM in ETFs linked to MSCI equity indexes(1), (2)	$709.5	$825.4	$908.9	$1,103.6	$1,209.6	$1,336.2

Sequential Change in Value
Market Appreciation/(Depreciation)	$(216.5)	$117.4	$57.0	$135.7	$43.2	$73.7
Cash Inflows	(8.4)	(1.5)	26.5	59.0	62.8	52.9
Total Change	$(224.9)	$115.9	$83.5	$194.7	$106.0	$126.6

The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	2020				2021
(in billions)	March	June	September	December	March	June
AUM in ETFs linked to MSCI equity indexes(1), (2)
Quarterly average	$877.1	$776.9	$893.4	$999.2	$1,169.2	$1,292.4
Year-to-date average	$877.1	$827.0	$849.1	$886.7	$1,169.2	$1,230.8

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

The average value of AUM in ETFs linked to MSCI equity indexes for the three months ended June 30, 2021 was $1,292.4 billion, up $515.5 billion, or 66.4%, from $776.9 billion for the three months ended June 30, 2020. For the six months ended June 30, 2021, it was $1,230.8 billion, up $403.8 billion, or 48.8%, from $827.0 billion for the six months ended June 30, 2020.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$160,061	$145,404	10.1%	$315,178	$285,244	10.5%
Asset-based fees	136,142	88,075	54.6%	262,848	188,271	39.6%
Non-recurring	9,760	9,429	3.5%	20,428	18,649	9.5%
Index total	305,963	242,908	26.0%	598,454	492,164	21.6%

Analytics
Recurring subscriptions	133,368	126,189	5.7%	265,040	250,254	5.9%
Non-recurring	2,534	1,374	84.4%	4,879	2,817	73.2%
Analytics total	135,902	127,563	6.5%	269,919	253,071	6.7%

ESG and Climate
Recurring subscriptions	38,567	25,908	48.9%	72,707	50,809	43.1%
Non-recurring	741	394	88.1%	1,351	726	86.1%
ESG and Climate total	39,308	26,302	49.4%	74,058	51,535	43.7%

All Other - Private Assets
Recurring subscriptions	16,134	12,383	30.3%	32,937	28,002	17.6%
Non-recurring	873	460	89.8%	1,235	1,624	(24.0%)
All Other - Private Assets total	17,007	12,843	32.4%	34,172	29,626	15.3%
Total operating revenues	$498,180	$409,616	21.6%	$976,603	$826,396	18.2%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);

•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Operating expenses:
Cost of revenues	$87,327	$70,456	23.9%	$173,107	$145,065	19.3%
Selling and marketing	58,191	51,617	12.7%	114,658	107,166	7.0%
Research and development	27,531	22,534	22.2%	52,393	49,096	6.7%
General and administrative	30,182	28,309	6.6%	64,910	59,142	9.8%
Amortization of intangible assets	30,396	14,062	116.2%	45,464	27,838	63.3%
Depreciation and amortization of property, equipment and leasehold improvements	7,020	7,463	(5.9%)	14,163	15,030	(5.8%)
Total operating expenses	$240,647	$194,441	23.8%	$464,695	$403,337	15.2%

Total operating expenses for the three months ended June 30, 2021 increased 23.8% to $240.6 million compared to $194.4 million for the three months ended June 30, 2020. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 20.0% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

For the six months ended June 30, 2021, the increase was 15.2%, growing to $464.7 million compared to $403.3 million for the six months ended June 30, 2020. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 12.4% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

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

Cost of revenues for the three months ended June 30, 2021 increased 23.9% to $87.3 million compared to $70.5 million for the three months ended June 30, 2020, reflecting increases across all four reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries, incentive compensation and benefits costs, as well as higher non-compensation costs, reflecting higher professional fees, information technology costs and market data costs.

For the six months ended June 30, 2021, the increase was 19.3%, growing to $173.1 million compared to $145.1 million for the six months ended June 30, 2020, reflecting increases across all four reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and incentive compensation, as well as higher non-compensation costs, reflecting higher professional fees, information technology costs and market data costs.

Selling and Marketing

Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations.

Selling and marketing expenses for the three months ended June 30, 2021 increased 12.7% to $58.2 million compared to $51.6 million for the three months ended June 30, 2020, primarily driven by higher costs in the Index, ESG and Climate and Analytics reportable segments. The change was driven by increases in compensation and benefits costs, including higher incentive compensation and wages and salaries, as well as higher non-compensation costs, primarily relating to higher information technology costs and recruiting costs.

For the six months ended June 30, 2021, the increase was 7.0%, growing to $114.7 million compared to $107.2 million for the six months ended June 30, 2020, primarily driven by higher costs in the ESG and Climate and Index reportable segments. The change was driven by increases in compensation and benefits costs, including incentive compensation, wages and salaries and benefits costs, partially offset by decreases in non-compensation costs, primarily relating to lower travel and entertainment costs and marketing costs.

Research and Development

R&D expenses consist of the costs to develop new or enhance existing products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support associated with these efforts.

R&D expenses for the three months ended June 30, 2021 increased 22.2% to $27.5 million compared to $22.5 million for the three months ended June 30, 2020, reflecting higher investment in the ESG and Climate and Index reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation, benefits costs and wages and salaries.

For the six months ended June 30, 2021, the increase was 6.7%, growing to $52.4 million compared to $49.1 million for the six months ended June 30, 2020, reflecting higher investment in the ESG and Climate and Index reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation and benefits costs, partially offset by lower wages and salaries.

General and Administrative

G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service.

G&A expenses for the three months ended June 30, 2021 increased 6.6% to $30.2 million compared to $28.3 million for the three months ended June 30, 2020, reflecting increases across all four reportable segments. The change was driven by increases in non-compensation costs, primarily relating to higher information technology costs, recruiting costs, other tax expenses, insurance costs and personnel related costs.

For the six months ended June 30, 2021, the increase was 9.8%, growing to $64.9 million compared to $59.1 million for the six months ended June 30, 2020, reflecting increases across all four reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and incentive compensation, as well as higher non-compensation costs, including information technology costs and insurance costs.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Compensation and benefits	$148,180	$128,803	15.0%	$299,697	$266,065	12.6%
Non-compensation expenses	55,051	44,113	24.8%	105,371	94,404	11.6%
Amortization of intangible assets	30,396	14,062	116.2%	45,464	27,838	63.3%
Depreciation and amortization of property, equipment and leasehold improvements	7,020	7,463	(5.9%)	14,163	15,030	(5.8%)
Total operating expenses	$240,647	$194,441	23.8%	$464,695	$403,337	15.2%

Compensation and Benefits

Compensation and benefits costs are our most significant expense and typically represent approximately 65% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 3,910 and 3,513 employees as of June 30, 2021 and 2020, respectively, reflecting a 11.3% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of June 30, 2021, 65.9% of our employees were located in emerging market centers compared to 63.7% as of June 30, 2020.

Compensation and benefits costs for the three months ended June 30, 2021 increased 15.0% to $148.2 million compared to $128.8 million for the three months ended June 30, 2020, driven by higher wages and salaries, incentive compensation and benefits costs, partially offset by lower severance costs.

For the six months ended June 30, 2021, the increase was 12.6%, growing to $299.7 million compared to $266.1 million for the six months ended June 30, 2020, driven by higher incentive compensation, wages and salaries and benefits costs, partially offset by lower severance costs.

A significant portion of the incentive compensation component of operating expenses is based on the achievement of a number of financial and operating metrics. In a scenario where operating revenue growth and profitability moderate, incentive compensation would be expected to decrease accordingly.

Non-Compensation Expenses

Non-compensation expenses for the three months ended June 30, 2021 increased 24.8% to $55.1 million compared to $44.1 million for the three months ended June 30, 2020, primarily driven by higher information technology costs, professional fees, market data costs and recruiting costs.

For the six months ended June 30, 2021, the increase was 11.6%, growing to $105.4 million compared to $94.4 million for the six months ended June 30, 2020, primarily driven by higher information technology costs, professional fees and market data costs, partially offset by lower travel and entertainment costs.

Fixed costs constitute a significant portion of the non-compensation component of operating expenses. The discretionary non-compensation component of operating expenses could, however, be reduced in the near-term in a scenario where operating revenue growth moderates.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and internal capitalized software projects recognized over their estimated useful lives. Amortization of intangible assets expense for the three months ended June 30, 2021 increased 116.2% to $30.4 million compared to $14.1 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, amortization of intangible assets expense increased 63.3% to $45.5 million compared to $27.8 million for the six months ended June 30, 2020. The increase in both the three and six months ended June 30, 2021, was primarily driven by a write-off of $16.0 million of certain internally developed capitalized software intangible assets as a result of management’s decision during the three months ended June 30, 2021 to discontinue development and cease related sales activities of certain Analytics segment products and transition existing customers to other product offerings.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of furniture and fixtures, computer and related equipment and leasehold improvements over the estimated useful life of the assets. Depreciation and amortization of property, equipment and leasehold improvements for the three months ended June 30, 2021 decreased 5.9% to $7.0 million compared to $7.5 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, depreciation and amortization of property, equipment and leasehold improvements decreased 5.8% to $14.2 million compared to $15.0 million for the six months ended June 30, 2020. The decrease in both the three and six months ended June 30, 2021, was primarily the result of lower depreciation on software, computer and related equipment and leasehold improvements.

Other Expense (Income), Net

Other expense (income), net for the three months ended June 30, 2021 decreased 18.6% to $61.8 million compared to $76.0 million for the three months ended June 30, 2020. The decrease in net expenses was primarily driven by the absence of the $35.0 million loss on debt extinguishment associated with the redemption of all of the $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2025 that remained outstanding (the “2025 Senior Notes Redemption”) during the three months ended June 30, 2020. This was partially offset by the $21.8 million loss on debt extinguishment associated with the redemption of all of the $500.0 million aggregate principal amount of the 2026 Senior Notes that remained outstanding (the “2026 Senior Notes Redemption”) during the three months ended June 30, 2021. The loss on debt extinguishment associated with the 2026 Senior Notes Redemption included an applicable premium of approximately $18.2 million (as set forth in the indenture governing the terms of the 2026 Senior Notes) and the write-off of approximately $3.6 million of unamortized debt issuance costs associated with the 2026 Senior Notes.

For the six months ended June 30, 2021, it decreased 17.2% to $100.2 million compared to $121.0 million for the six months ended June 30, 2020. The decrease in net expenses was primarily driven by the absence of the $35.0 million and $10.0 million loss on debt extinguishment associated with the 2025 Senior Notes Redemption and the redemption of all of the $300.0 million aggregate principal amount of 5.250% senior unsecured notes due 2024 that remained outstanding (the “2024 Senior Notes Redemption”) during the six months ended June 30, 2020, respectively. This was partially offset by the $21.8 million loss on debt extinguishment associated with the 2026 Senior Notes Redemption during the six months ended June 30, 2021.

Income Taxes

The Company’s provision for income taxes for the three months ended June 30, 2021 and 2020 was $30.3 million and $24.0 million, respectively. These amounts reflect effective tax rates of 15.5% and 17.3% for the three months ended June 30, 2021 and 2020, respectively.

The effective tax rate of 15.5% for the three months ended June 30, 2021 reflects the Company’s estimate of the effective tax rate for the period which was impacted by certain favorable discrete items totaling $11.9 million. For the three months ended June 30, 2021, these discrete items primarily related to the $5.6 million tax impact of loss on debt extinguishment recognized during the period on the 2026 Senior Notes Redemption. Also included in the discrete items is a $2.3 million benefit related to the revaluation of deferred taxes as a result of the enactment of an increase in the UK corporate tax rate, a $2.1 million benefit related to the filing of prior year refund claims, $1.0 million of excess tax benefits recognized on share-based compensation vested during the period and $0.9 million of tax benefits related to other prior year items. In addition, the effective tax rate was impacted by the level of earnings.

The effective tax rate of 17.3% for the three months ended June 30, 2020 reflects the Company’s estimate of the effective tax rate for the period which was impacted by certain favorable discrete items totaling $11.7 million. For the three months ended June 30, 2020, these discrete items primarily related to the $9.0 million tax impact of loss on debt extinguishment recognized during the period on the 2025 Senior Notes Redemption and $2.3 million of excess tax benefits recognized on share-based compensation vested during the period. In addition, the effective tax rate was impacted by a beneficial geographic mix of earnings.

The Company’s provision for income taxes for the six months ended June 30, 2021 and 2020 was $49.5 million and $38.8 million, respectively. These amounts reflect effective tax rates of 12.0% and 12.8% for the six months ended June 30, 2021 and 2020, respectively.

The effective tax rate of 12.0% for the six months ended June 30, 2021 reflects the Company’s estimate of the effective tax rate for the period which was impacted by certain favorable discrete items totaling $34.2 million, in relation to pretax income. For the six months ended June 30, 2021, these discrete items primarily related to $21.4 million of excess tax benefits recognized on share-based compensation vested during the period and $5.6 million related to the tax impact of loss on debt extinguishment recognized during the period on the 2026 Senior Notes Redemption. Also included in the discrete items is a $2.3 million benefit related to the revaluation of deferred taxes as a result of the enactment of an increase in the UK corporate tax rate, a $2.1 million benefit related to the filing of prior year refund claims and $2.8 million of tax benefits related to other prior year items. In addition, the effective tax rate was impacted by the level of earnings.

The effective tax rate of 12.8% for the six months ended June 30, 2020 reflects the Company’s estimate of the effective tax rate for the period which was impacted by certain favorable discrete items totaling $34.1 million. For the six months ended June 30, 2020, these discrete items primarily related to $21.5 million of excess tax benefits recognized on share-based compensation vested during the period and $11.5 million related to the tax impact of loss on debt extinguishment recognized during the period on the 2024 Senior Notes Redemption and 2025 Senior Notes Redemption. The discrete items also included a $0.8 million benefit related to the revaluation of the cost of deemed repatriation of foreign earnings. In addition, the effective tax rate was impacted by a beneficial geographic mix of earnings.

Net Income

As a result of the factors described above, net income for the three months ended June 30, 2021 increased 43.7% to $165.4 million compared to $115.1 million for the three months ended June 30, 2020 and for the six months ended June 30, 2021, it increased 37.6% to $362.2 million compared to $263.2 million for the six months ended June 30, 2020.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 decreased by 1.4% and 1.2%, respectively. For the six months ended June 30, 2021, the weighted average shares outstanding used to calculate basic and diluted earnings per share compared to the six months ended June 30, 2020 decreased by 2.0% and 1.8%, respectively. The decrease in both the three and six months ended June 30, 2021, primarily reflect the impact of share repurchases made pursuant to the stock repurchase program.

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

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Operating revenues	$498,180	$409,616	21.6%	$976,603	$826,396	18.2%
Adjusted EBITDA expenses	203,231	172,916	17.5%	405,068	360,469	12.4%
Adjusted EBITDA	$294,949	$236,700	24.6%	$571,535	$465,927	22.7%
Adjusted EBITDA margin %	59.2%	57.8%		58.5%	56.4%
Operating margin %	51.7%	52.5%		52.4%	51.2%

Adjusted EBITDA for the three months ended June 30, 2021 increased 24.6% to $294.9 million compared to $236.7 million for the three months ended June 30, 2020. Adjusted EBITDA margin for the three months ended June 30, 2021 increased to 59.2% compared to 57.8% for the three months ended June 30, 2020. For the six months ended June 30, 2021, Adjusted EBITDA increased 22.7% to $571.5 million compared to $465.9 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, Adjusted EBITDA margin increased to 58.5% compared to 56.4% for the six months ended June 30, 2020. The increase in Adjusted EBITDA margin for both the three and six months ended June 30, 2021, reflects a higher rate of growth in operating revenues as compared to the rate of growth of Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Index Adjusted EBITDA	$233,468	$183,256	$453,347	$366,843
Analytics Adjusted EBITDA	49,814	46,167	95,545	82,484
ESG and Climate Adjusted EBITDA	5,720	5,499	10,765	9,125
All Other - Private Assets Adjusted EBITDA	5,947	1,778	11,878	7,475
Consolidated Adjusted EBITDA	294,949	236,700	571,535	465,927
Amortization of intangible assets	30,396	14,062	45,464	27,838
Depreciation and amortization of property, equipment and leasehold improvements	7,020	7,463	14,163	15,030
Operating income	257,533	215,175	511,908	423,059
Other expense (income), net	61,838	76,008	100,185	121,043
Provision for income taxes	30,272	24,044	49,481	38,768
Net income	$165,423	$115,123	$362,242	$263,248

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Index Adjusted EBITDA expenses	$72,495	$59,652	$145,107	$125,321
Analytics Adjusted EBITDA expenses	86,088	81,396	174,374	170,587
ESG and Climate Adjusted EBITDA expenses	33,588	20,803	63,293	42,410
All Other - Private Assets Adjusted EBITDA expenses	11,060	11,065	22,294	22,151
Consolidated Adjusted EBITDA expenses	203,231	172,916	405,068	360,469
Amortization of intangible assets	30,396	14,062	45,464	27,838
Depreciation and amortization of property, equipment and leasehold improvements	7,020	7,463	14,163	15,030
Total operating expenses	$240,647	$194,441	$464,695	$403,337

The discussion of the segment results is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$160,061	$145,404	10.1%	$315,178	$285,244	10.5%
Asset-based fees	136,142	88,075	54.6%	262,848	188,271	39.6%
Non-recurring	9,760	9,429	3.5%	20,428	18,649	9.5%
Operating revenues total	305,963	242,908	26.0%	598,454	492,164	21.6%
Adjusted EBITDA expenses	72,495	59,652	21.5%	145,107	125,321	15.8%
Adjusted EBITDA	$233,468	$183,256	27.4%	$453,347	$366,843	23.6%
Adjusted EBITDA margin %	76.3%	75.4%		75.8%	74.5%

Revenues related to Index products for the three months ended June 30, 2021 increased 26.0% to $306.0 million compared to $242.9 million for the three months ended June 30, 2020 and for the six months ended June 30, 2021, the increase was 21.6%, growing to $598.5 million compared to $492.2 million for the six months ended June 30, 2020

Recurring subscriptions for the three months ended June 30, 2021 increased 10.1% to $160.1 million compared to $145.4 million for the three months ended June 30, 2020. The increase was primarily driven by strong contributions from factors, ESG and climate index products and continued contribution from market cap-weighted index products. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

For the six months ended June 30, 2021, the increase was 10.5%, growing to $315.2 million compared to $285.2 million for the six months ended June 30, 2020. The increase was primarily driven by continued contribution from market cap-weighted index products and strong contributions from factors, ESG and climate index products. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

Revenues from asset-based fees for the three months ended June 30, 2021 increased 54.6% to $136.1 million compared to $88.1 million for the three months ended June 30, 2020. The increase in asset-based fees was driven by growth in revenues from all our index-linked investment product categories, including an increase in revenues from ETFs linked to MSCI equity indexes that was primarily driven by a 66.4% increase in average AUM in ETFs, partially offset by a decline in average basis point fees. The increase in revenues from asset-based fees was also driven by higher revenues from non-ETF indexed funds linked to MSCI indexes, primarily driven by an increase in average AUM. Revenues from exchange traded futures and options contracts linked to MSCI indexes also increased, primarily driven by fee increases, partially offset by lower volume. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

For the six months ended June 30, 2021, the increase was 39.6%, growing to $262.8 million compared to $188.3 million for the six months ended June 30, 2020. The increase in asset-based fees was driven by growth in revenues from all our index-linked investment product categories, including an increase in revenues from ETFs linked to MSCI equity indexes that was primarily driven by a 48.8% increase in average AUM in ETFs, partially offset by a decline in average basis point fees. The increase in revenues from asset-based fees was also driven by higher revenues from non-ETF indexed funds linked to MSCI indexes, primarily driven by an increase in average AUM. Revenues from exchange traded futures and options contracts linked to MSCI indexes also increased, primarily driven by fee increases, partially offset by lower volume. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

Index segment Adjusted EBITDA expenses for the three months ended June 30, 2021 increased 21.5% to $72.5 million compared to $59.7 million for the three months ended June 30, 2020, reflecting higher expenses across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 17.3% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

For the six months ended June 30, 2021, the increase was 15.8%, growing to $145.1 million compared to $125.3 million for the six months ended June 30, 2020, reflecting higher expenses across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 12.6% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$133,368	$126,189	5.7%	$265,040	$250,254	5.9%
Non-recurring	2,534	1,374	84.4%	4,879	2,817	73.2%
Operating revenues total	135,902	127,563	6.5%	269,919	253,071	6.7%
Adjusted EBITDA expenses	86,088	81,396	5.8%	174,374	170,587	2.2%
Adjusted EBITDA	$49,814	$46,167	7.9%	$95,545	$82,484	15.8%
Adjusted EBITDA margin %	36.7%	36.2%		35.4%	32.6%

Analytics segment revenues for the three months ended June 30, 2021 increased 6.5% to $135.9 million compared to $127.6 million for the three months ended June 30, 2020, primarily driven by growth in Equity and Multi-Asset Class Analytics products. The impact of foreign currency exchange rate fluctuations on Analytics segment revenues was negligible.

For the six months ended June 30, 2021, the increase was 6.7%, growing to $269.9 million compared to $253.1 million for the six months ended June 30, 2020, primarily driven by growth in Multi-Asset Class and Equity Analytics products. The impact of foreign currency exchange rate fluctuations on Analytics segment revenues was negligible.

Analytics segment Adjusted EBITDA expenses for the three months ended June 30, 2021 increased 5.8% to $86.1 million compared to $81.4 million for the three months ended June 30, 2020, reflecting higher expenses across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 2.6% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

For the six months ended June 30, 2021, the increase was 2.2%, growing to $174.4 million compared to $170.6 million for the six months ended June 30, 2020, primarily driven by higher expenses across the cost of revenues and G&A expense activity categories, partially offset by lower expense across the R&D expense activity category. Adjusting for the impact of foreign currency exchange rate fluctuations, it would have been flat for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

ESG and Climate Segment

The following table presents the results for the ESG and Climate segment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$38,567	$25,908	48.9%	$72,707	$50,809	43.1%
Non-recurring	741	394	88.1%	1,351	726	86.1%
Operating revenues total	39,308	26,302	49.4%	74,058	51,535	43.7%
Adjusted EBITDA expenses	33,588	20,803	61.5%	63,293	42,410	49.2%
Adjusted EBITDA	$5,720	$5,499	4.0%	$10,765	$9,125	18.0%
Adjusted EBITDA margin %	14.6%	20.9%		14.5%	17.7%

ESG and Climate segment revenues for the three months ended June 30, 2021 increased 49.4% to $39.3 million compared to $26.3 million for the three months ended June 30, 2020. The increase in ESG and Climate revenues was primarily driven by strong growth from Ratings and Climate products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 38.9%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

For the six months ended June 30, 2021, the increase was 43.7%, growing to $74.1 million compared to $51.5 million for the six months ended June 30, 2020. The increase in ESG and Climate revenues was primarily driven by strong growth from Ratings and Climate products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 35.4%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

ESG and Climate segment Adjusted EBITDA expenses for the three months ended June 30, 2021 increased 61.5% to $33.6 million compared to $20.8 million for the three months ended June 30, 2020, reflecting higher expenses across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 55.4% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

For the six months ended June 30, 2021, the increase was 49.2%, growing to $63.3 million compared to $42.4 million for the six months ended June 30, 2020, reflecting higher expenses across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 44.5% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

All Other – Private Assets Segment

The following table presents the results for the All Other – Private Assets segment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$16,134	$12,383	30.3%	$32,937	$28,002	17.6%
Non-recurring	873	460	89.8%	1,235	1,624	(24.0%)
Operating revenues total	17,007	12,843	32.4%	34,172	29,626	15.3%
Adjusted EBITDA expenses	11,060	11,065	(0.0%)	22,294	22,151	0.6%
Adjusted EBITDA	$5,947	$1,778	234.5%	$11,878	$7,475	58.9%
Adjusted EBITDA margin %	35.0%	13.8%		34.8%	25.2%

All Other – Private Assets segment revenues for the three months ended June 30, 2021 increased 32.4% to $17.0 million compared to $12.8 million for the three months ended June 30, 2020. The increase in All Other – Private Assets revenues was primarily driven by strong growth in Enterprise Analytics products and favorable foreign currency exchange rate fluctuations. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 20.3% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

For the six months ended June 30, 2021, the increase was 15.3%, growing to $34.2 million compared to $29.6 million for the six months ended June 30, 2020. The increase in All Other – Private Assets revenues was primarily driven by favorable foreign currency exchange rate fluctuations and strong growth in Enterprise Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 5.6% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

All Other – Private Assets segment Adjusted EBITDA expenses for the three months ended June 30, 2021 remained flat at $11.1 million compared to the three months ended June 30, 2020, driven by lower expenses across the R&D and selling and marketing expense activity categories, offset by higher expenses across the cost of revenues and G&A expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets segment Adjusted EBITDA expenses would have decreased 6.3% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

For the six months ended June 30, 2021, the increase was 0.6%, growing to $22.3 million compared to $22.2 million for the six months ended June 30, 2020, driven by higher expenses across the cost of revenues and G&A expense activity categories, partially offset by lower expenses across the R&D and selling and marketing expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets segment Adjusted EBITDA expenses would have decreased 4.2% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes or discounts;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign currency exchange rates; and
•	the impact of acquisitions and divestitures.

The following table presents the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
	June 30,	June 30,	%
	2021	2020	Change
	(in thousands)
Index:
Recurring subscriptions	$653,448	$586,846	11.3%
Asset-based fees	539,984	362,049	49.1%
Index total	1,193,432	948,895	25.8%

Analytics	563,938	534,039	5.6%

ESG and Climate	164,092	113,662	44.4%

All Other - Private Assets	58,088	50,715	14.5%

Total Run Rate	$1,979,550	$1,647,311	20.2%

Recurring subscriptions total	$1,439,566	$1,285,262	12.0%
Asset-based fees	539,984	362,049	49.1%
Total Run Rate	$1,979,550	$1,647,311	20.2%

Total Run Rate grew 20.2% to $1,979.6 million as of June 30, 2021 compared to $1,647.3 million as of June 30, 2020. Recurring subscriptions Run Rate grew 12.0% to $1,439.6 million as of June 30, 2021 compared to $1,285.3 million as of June 30, 2020. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 11.3% as of June 30, 2021 compared to June 30, 2020.

Run Rate from asset-based fees increased 49.1% to $540.0 million as of June 30, 2021 from $362.0 million as of June 30, 2020, primarily driven by higher AUM in ETFs linked to MSCI equity indexes, higher AUM and new client agreements in non-ETF indexed funds linked to MSCI indexes and higher fees in exchange traded futures and options contracts linked to MSCI indexes. Partially offsetting the impact of the increase in AUM in ETFs linked to MSCI equity indexes was a change in fee levels of certain products, which was the primary driver of a decline in average basis point fees to 2.58 as of June 30, 2021 from 2.67 as of June 30, 2020. As of June 30, 2021, the value of AUM in ETFs linked to MSCI equity indexes was $1,336.2 billion, up $510.8 billion, or 61.9%, from $825.4 billion as of June 30, 2020. The increase of $510.8 billion consisted of market appreciation of $309.6 billion and net inflows of $201.2 billion.

Index recurring subscriptions Run Rate grew 11.3% to $653.4 million as of June 30, 2021 compared to $586.8 million as of June 30, 2020, primarily driven by growth in market cap-weighted index products and reflected growth across all regions and all client segments.

Run Rate from Analytics products increased 5.6% to $563.9 million as of June 30, 2021 compared to $534.0 million as of June 30, 2020, primarily driven by growth in both Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 5.0% as of June 30, 2021.

Run Rate from ESG and Climate products increased 44.4% to $164.1 million as of June 30, 2021 compared to $113.7 million as of June 30, 2020, primarily driven by strong growth in both Ratings and Climate products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate Run Rate would have increased 41.7% as of June 30, 2021 compared to June 30, 2020.

Run Rate from All Other – Private Assets products increased 14.5% to $58.1 million as of June 30, 2021 compared to $50.7 million as of June 30, 2020, primarily driven by strong growth in both Enterprise Analytics and Global Intel products and growth from new sales of Real Estate Climate Value-at-Risk products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets Run Rate would have increased 7.9% as of June 30, 2021 compared to June 30, 2020.

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

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	%	June 30,	June 30,	%
	2021	2020	Change	2021	2020	Change
	(in thousands)
New recurring subscription sales
Index	$25,635	$20,276	26.4%	$46,491	$39,330	18.2%
Analytics	16,282	14,979	8.7%	28,492	26,197	8.8%
ESG and Climate	17,756	11,202	58.5%	29,396	18,196	61.6%
All Other - Private Assets	1,860	1,146	62.3%	3,544	2,321	52.7%
New recurring subscription sales total	61,533	47,603	29.3%	107,923	86,044	25.4%

Subscription cancellations
Index	(6,791)	(7,423)	(8.5%)	(11,989)	(12,539)	(4.4%)
Analytics	(10,096)	(10,553)	(4.3%)	(15,975)	(18,797)	(15.0%)
ESG and Climate	(1,246)	(1,755)	(29.0%)	(2,298)	(3,258)	(29.5%)
All Other - Private Assets	(887)	(488)	81.8%	(1,585)	(1,038)	52.7%
Subscription cancellations total	(19,020)	(20,219)	(5.9%)	(31,847)	(35,632)	(10.6%)

Net new recurring subscription sales
Index	18,844	12,853	46.6%	34,502	26,791	28.8%
Analytics	6,186	4,426	39.8%	12,517	7,400	69.1%
ESG and Climate	16,510	9,447	74.8%	27,098	14,938	81.4%
All Other - Private Assets	973	658	47.9%	1,959	1,283	52.7%
Net new recurring subscription sales total	42,513	27,384	55.2%	76,076	50,412	50.9%

Non-recurring sales
Index	10,769	10,450	3.1%	21,974	20,733	6.0%
Analytics	2,773	1,659	67.1%	5,746	4,924	16.7%
ESG and Climate	1,140	416	174.0%	1,837	567	224.0%
All Other - Private Assets	185	158	17.1%	1,071	1,038	3.2%
Non-recurring sales total	14,867	12,683	17.2%	30,628	27,262	12.3%

Gross sales
Index	$36,404	$30,726	18.5%	$68,465	$60,063	14.0%
Analytics	19,055	16,638	14.5%	34,238	31,121	10.0%
ESG and Climate	18,896	11,618	62.6%	31,233	18,763	66.5%
All Other - Private Assets	2,045	1,304	56.8%	4,615	3,359	37.4%
Total gross sales	$76,400	$60,286	26.7%	$138,551	$113,306	22.3%

Net sales
Index	$29,613	$23,303	27.1%	$56,476	$47,524	18.8%
Analytics	8,959	6,085	47.2%	18,263	12,324	48.2%
ESG and Climate	17,650	9,863	79.0%	28,935	15,505	86.6%
All Other - Private Assets	1,158	816	41.9%	3,030	2,321	30.5%
Total net sales	$57,380	$40,067	43.2%	$106,704	$77,674	37.4%

A significant portion of MSCI's operating revenues are derived from subscriptions or licenses of products and services, which are provided over contractually-agreed periods of time that are subject to renewal or cancellation at the end of current contract terms.

Retention Rate

The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Index	95.6%	94.7%	96.1%	95.5%
Analytics	92.7%	92.0%	94.2%	92.9%
ESG and Climate	96.4%	93.1%	96.7%	93.6%
All Other - Private Assets	93.7%	96.2%	94.4%	95.9%

Total	94.4%	93.5%	95.3%	94.2%

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

Senior Notes and Credit Agreement

We have an aggregate of $4,000.0 million in Senior Notes outstanding and a $500.0 million undrawn Revolving Credit Agreement with a syndicate of banks. See Note 7, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on our Senior Notes and Revolving Credit Agreement.

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 (or 4.50:1.00 for two fiscal quarters following a material acquisition) and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of June 30, 2021, our Consolidated Leverage Ratio was 3.45:1.00 and our Consolidated Interest Coverage Ratio was 7.55:1.00. As of June 30, 2021, there were no amounts drawn and outstanding under the Revolving Credit Agreement.

Our non-guarantor subsidiaries under the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $1,109.3 million, or 60.1%, of our total revenue for the trailing 12 months ended June 30, 2021, approximately $407.9 million, or 41.9%, of our consolidated operating income for the trailing 12 months ended June 30, 2021, and approximately $1,064.8 million, or 22.2%, of our consolidated total assets (excluding intercompany assets) and $717.6 million, or 13.9%, of our consolidated total liabilities, in each case as of June 30, 2021.

Share Repurchases

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Six Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
June 30, 2021	$407.70	330	$134,340
June 30, 2020	$250.65	1,423	$356,770

As of June 30, 2021, there was $1,594.4 million of available authorization remaining under the 2020 Repurchase Program.

Cash Dividend

On July 26, 2021, the Board of Directors declared a quarterly cash dividend of $1.04 per share for the three months ending September 30, 2021. This reflects an increase of 33.3% over the quarterly cash dividend declared for the three months ended June 30, 2021. The third quarter 2021 dividend is payable on August 31, 2021 to shareholders of record as of the close of trading on August 13, 2021.

Cash Flows

	As of
	June 30,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$1,972,002	$1,300,521

Cash and cash equivalents were $1,972.0 million and $1,300.5 million as of June 30, 2021 and December 31, 2020, respectively. We typically seek to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes. As of June 30, 2021 and December 31, 2020, $491.3 million and $423.4 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. The global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.

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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$440,514	$375,386
Net cash used in investing activities	(22,321)	(213,174)
Net cash provided by (used in) financing activities	256,858	(275,051)
Effect of exchange rate changes	(3,570)	(8,751)
Net increase (decrease) in cash	$671,481	$(121,590)

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $440.5 million and $375.4 million for the six months ended June 30, 2021 and 2020, respectively. The year-over-year increase was driven by higher cash collections from customers and lower interest payments, partially offset by higher payments for income taxes and cash expenses.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. Historically, the payment of cash for compensation and benefits is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $22.3 million for the six months ended June 30, 2021 compared to $213.2 million for the six months ended June 30, 2020. The year-over-year change was primarily driven by the absence of the $190.8 million equity method investment in Burgiss.

Cash Flows From Financing Activities

Cash provided by financing activities was $256.9 million for the six months ended June 30, 2021 compared to cash used in financing activities of $275.1 million for the six months ended June 30, 2020. The year-over-year change was primarily driven by the impact of lower repayment on borrowings and lower share repurchases, partially offset by the impact of lower proceeds from the new senior notes offerings made during the six months ended June 30, 2021.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the six months ended June 30, 2021 and 2020, 15.3% and 13.9%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 15.3% of non-U.S. dollar exposure for the six months ended June 30, 2021, 42.5% was in Euros, 25.3% was in British pounds sterling and 24.3% was in Japanese yen. Of the 13.9% of non-U.S. dollar exposure for the six months ended June 30, 2020, 39.7% was in Euros, 27.4% was in Japanese yen and 23.6% was in British pounds sterling.

Revenues from asset-based fees represented 26.9% and 22.8% of operating revenues for the six months ended June 30, 2021 and 2020, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which more than three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 42.0% and 40.5% of our operating expenses for the six months ended June 30, 2021 and 2020, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Euros, Swiss francs, Mexican pesos and Hong Kong dollars. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $0.5 million and gains of $1.4 million for the six months ended June 30, 2021 and 2020, respectively.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2021, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended June 30, 2021.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2021-April 30, 2021	141	$439.44	—	$1,594,416,000
May 1, 2021-May 31, 2021	196	$476.34	—	$1,594,416,000
June 1, 2021-June 30, 2021	966	$480.75	—	$1,594,416,000
Total	1,303	$475.61	—	$1,594,416,000

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

4.1

Indenture, dated as of May 14, 2021, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (included in Exhibit 4.1 of MSCI Inc.’s Current Report on Form 8-K (File No. 001-33812), filed with the SEC on May 14, 2021 and incorporated by reference herein)

4.2

Form of Note for MSCI Inc. 3.625% Senior Notes due November 1, 2031 (included in Exhibit 4.1 of MSCI Inc.’s Current Report on Form 8-K (File No. 001-33812), filed with the SEC on May 14, 2021 and incorporated by reference herein)

	10.1*†	Form of Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan

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

Dated: July 27, 2021

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer (Principal Financial Officer)