Form 10-Q
period 2021-09-30
MSCI Inc.
filed 2021-10-26
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 19, 2021, there were 82,446,714 shares of the registrant’s common stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,284,664	$1,300,521
Accounts receivable, net of allowances	496,726	558,569
Prepaid income taxes	16,578	20,097
Prepaid and other assets	49,383	46,411
Total current assets	1,847,351	1,925,598
Property, equipment and leasehold improvements, net	70,543	80,446
Right of use assets	153,831	153,330
Goodwill	2,230,404	1,566,022
Intangible assets, net	597,644	234,748
Equity method investment	186,502	190,898
Deferred tax assets	28,720	23,627
Other non-current assets	27,674	23,978
Total assets	$5,142,669	$4,198,647

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,884	$14,253
Income taxes payable	36,642	26,195
Accrued compensation and related benefits	164,174	161,557
Other accrued liabilities	162,877	143,894
Deferred revenue	643,352	675,870
Total current liabilities	1,016,929	1,021,769
Long-term debt	4,160,379	3,366,777
Long-term operating lease liabilities	150,519	152,342
Deferred tax liabilities	3,292	12,774
Other non-current liabilities	91,575	88,219
Total liabilities	5,422,694	4,641,881

Commitments and Contingencies (see Note 8)

Shareholders' equity (deficit):
Preferred stock (par value $0.01, 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 133,160,230 and 132,829,175 common shares issued and 82,446,714 and 82,573,407 common shares outstanding at September 30, 2021 and December 31, 2020, respectively)	1,332	1,328
Treasury shares, at cost (50,713,516 and 50,255,768 common shares held at September 30, 2021 and December 31, 2020, respectively)	(4,534,810)	(4,342,535)
Additional paid in capital	1,446,001	1,402,537
Retained earnings	2,869,127	2,554,295
Accumulated other comprehensive loss	(61,675)	(58,859)
Total shareholders' equity (deficit)	(280,025)	(443,234)
Total liabilities and shareholders' equity (deficit)	$5,142,669	$4,198,647

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)
Operating revenues	$517,099	$425,333	$1,493,702	$1,251,729

Operating expenses:
Cost of revenues	89,674	70,704	262,781	215,769
Selling and marketing	59,819	52,668	174,477	159,834
Research and development	28,352	24,901	80,745	73,997
General and administrative	38,110	27,613	103,020	86,755
Amortization of intangible assets	14,105	14,333	59,569	42,171
Depreciation and amortization of property, equipment and leasehold improvements	6,809	7,494	20,972	22,524
Total operating expenses	236,869	197,713	701,564	601,050

Operating income	280,230	227,620	792,138	650,679

Interest income	(396)	(475)	(1,129)	(4,729)
Interest expense	42,137	37,536	119,278	118,994
Other expense (income)	37,839	1,516	61,616	45,355

Other expense (income), net	79,580	38,577	179,765	159,620

Income before provision for income taxes	200,650	189,043	612,373	491,059
Provision for income taxes	30,774	6,685	80,255	45,453
Net income	$169,876	$182,358	$532,118	$445,606

Earnings per basic common share	$2.06	$2.18	$6.45	$5.30

Earnings per diluted common share	$2.03	$2.16	$6.38	$5.26

Weighted average shares outstanding used in computing earnings per share
Basic	82,470	83,602	82,521	84,044
Diluted	83,554	84,479	83,446	84,789

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)
Net income	$169,876	$182,358	$532,118	$445,606
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,226)	7,058	(4,052)	(3,743)
Income tax effect	422	(1,124)	999	965
Foreign currency translation adjustments, net	(2,804)	5,934	(3,053)	(2,778)

Pension and other post-retirement adjustments	186	(245)	383	(27)
Income tax effect	(48)	83	(146)	88
Pension and other post-retirement adjustments, net	138	(162)	237	61
Other comprehensive (loss) income, net of tax	(2,666)	5,772	(2,816)	(2,717)
Comprehensive income	$167,210	$188,130	$529,302	$442,889

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

					Accumulated
			Additional		Other
	Common	Treasury	Paid in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(unaudited)
Balance at December 31, 2020	$1,328	$(4,342,535)	$1,402,537	$2,554,295	$(58,859)	$(443,234)
Net income				196,819		196,819
Dividends declared ($0.78 per common share)				(65,947)		(65,947)
Dividends paid in shares			66			66
Other comprehensive income (loss), net of tax					(957)	(957)
Common stock issued	3					3
Shares withheld for tax withholding and exercises		(52,814)				(52,814)
Compensation payable in common stock			18,842			18,842
Common stock repurchased and held in treasury		(134,340)				(134,340)
Common stock issued to Directors and (held in)/released from treasury		(20)				(20)

Balance at March 31, 2021	1,331	(4,529,709)	1,421,445	2,685,167	(59,816)	(481,582)
Net income				165,423		165,423
Dividends declared ($0.78 per common share)				(64,863)		(64,863)
Dividends paid in shares			20			20
Other comprehensive income (loss), net of tax					807	807
Common stock issued						—
Shares withheld for tax withholding and exercises		(620)				(620)
Compensation payable in common stock			12,252			12,252
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		756				756

Balance at June 30, 2021	1,331	(4,529,573)	1,433,717	2,785,727	(59,009)	(367,807)
Net income				169,876		169,876
Dividends declared ($1.04 per common share)				(86,476)		(86,476)
Dividends paid in shares			21			21
Other comprehensive income (loss), net of tax					(2,666)	(2,666)
Common stock issued	1					1
Shares withheld for tax withholding and exercises		(5,286)				(5,286)
Compensation payable in common stock			12,263			12,263
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		49				49
Balance at September 30, 2021	$1,332	$(4,534,810)	$1,446,001	$2,869,127	$(61,675)	$(280,025)

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

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
	(unaudited)
Cash flows from operating activities
Net income	$532,118	$445,606
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	59,569	42,171
Stock-based compensation expense	43,218	40,381
Depreciation and amortization of property, equipment and leasehold improvements	20,972	22,524
Amortization of right of use assets	18,255	18,061
Amortization of debt origination fees	3,658	3,338
Loss on extinguishment of debt	59,103	44,930
Deferred taxes	(101,840)	(4,622)
Other adjustments	5,706	1,680
Changes in assets and liabilities:
Accounts receivable	69,324	69,848
Prepaid income taxes	4,165	(31,923)
Prepaid and other assets	(2,178)	(2,854)
Accounts payable	(6,347)	(1,882)
Accrued compensation and related benefits	(206)	(33,532)
Income taxes payable	11,981	6,607
Other accrued liabilities	7,201	9,801
Deferred revenue	(57,932)	(43,186)
Long-term operating lease liabilities	(15,644)	(17,017)
Other	5,282	5,250
Net cash provided by operating activities	656,405	575,181

Cash flows from investing activities
Acquisition of a business, net of cash acquired	(948,695)	-
Acquisition of equity method investment	(77)	(190,816)
Capitalized software development costs	(29,078)	(21,931)
Capital expenditures	(7,119)	(12,152)
Other	(910)	—
Net cash used in investing activities	(985,879)	(224,899)

Cash flows from financing activities
Proceeds from borrowings, inclusive of premium	1,803,750	1,405,000
Repayment of borrowings	(1,051,810)	(1,142,382)
Repurchase of common stock held in treasury	(193,060)	(613,566)
Payment of dividends	(216,496)	(181,843)
Payment of debt issuance costs in connection with debt	(21,135)	(16,693)
Net cash provided by (used in) financing activities	321,249	(549,484)

Effect of exchange rate changes	(7,632)	(4,507)

Net decrease in cash	(15,857)	(203,709)
Cash and cash equivalent, beginning of period	1,300,521	1,506,567

Cash and cash equivalent, end of period	$1,284,664	$1,302,858

Supplemental disclosure of cash flow information:
Cash paid for interest	$101,631	$109,834
Cash paid for income taxes, net of refunds received	$163,732	$73,311

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$4,821	$3,281

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$2,096	$1,505

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. INTRODUCTION AND BASIS OF PRESENTATION

MSCI Inc., together with its wholly owned subsidiaries (the “Company” or “MSCI”) is a leading provider of critical decision support tools and services for the global investment community. Our expertise in research, data and technology empower better investment decisions by enabling clients to understand and analyze key drivers of risk and return and confidently build more effective portfolios. We create industry-leading research-enhanced products and solutions including indexes; portfolio construction tools and risk-management services; environmental, social and governance (“ESG”) and climate solutions; and real estate data, return analytics services, market insights and climate solutions.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI and its wholly owned subsidiaries and include all adjustments of a normal, recurring nature necessary to state fairly the financial condition as of September 30, 2021 and December 31, 2020, the results of operations, comprehensive income and shareholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The unaudited condensed consolidated statement of financial condition and related financial statement information as of December 31, 2020 have been derived from the 2020 audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2020.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The Company makes certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of operating revenues and expenses during the periods presented. Significant estimates and assumptions made by management include the deferral and recognition of revenue, research and development and software capitalization, assessment of impairment of long-lived assets, accrued compensation, income taxes, incremental borrowing rates, valuation of assets acquired and liabilities assumed in a business combination and other matters that affect the unaudited condensed consolidated financial statements and related disclosures. The Company believes that estimates used in the preparation of these unaudited condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Intercompany balances and transactions are eliminated in consolidation.

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

Concentrations

For the nine months ended September 30, 2021 and 2020, BlackRock, Inc. accounted for 12.9% and 10.9% of the Company’s consolidated operating revenues, respectively. For the nine months ended September 30, 2021 and 2020, BlackRock, Inc. accounted for 20.6% and 17.8% of the Index segment operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within the Analytics, ESG and Climate and All Other – Private Assets segments for the nine months ended September 30, 2021 and 2020.

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

Changes in the allowance for credit losses on doubtful accounts receivable from December 31, 2019 to September 30, 2021 were as follows:

Amount
(in thousands)
Balance as of December 31, 2019	$1,715
Addition (reduction) to credit loss expense	1,712
Write-offs, net of recoveries	(1,844)
Balance as of December 31, 2020	$1,583
Addition (reduction) to credit loss expense	1,051
Adjustments and write-offs, net of recoveries	9
Balance as of September 30, 2021	$2,643

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

The tables that follow present the disaggregated revenues for the periods indicated:

	For the Three Months ended September 30, 2021
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Revenue Types
Recurring subscriptions	$165,310	$134,320	$42,592	$15,418	$357,640
Asset-based fees	141,745	—	—	—	141,745
Non-recurring	14,448	1,978	1,099	189	17,714
Total	$321,503	$136,298	$43,691	$15,607	$517,099

	For the Nine Months ended September 30, 2021
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Revenue Types
Recurring subscriptions	$480,488	$399,360	$115,299	$48,355	$1,043,502
Asset-based fees	404,593	—	—	—	404,593
Non-recurring	34,876	6,857	2,450	1,424	45,607
Total	$919,957	$406,217	$117,749	$49,779	$1,493,702

	For the Three Months ended September 30, 2020
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Revenue Types
Recurring subscriptions	$146,387	$126,251	$28,152	$12,400	$313,190
Asset-based fees	100,371	—	—	—	100,371
Non-recurring	8,933	2,086	399	354	11,772
Total	$255,691	$128,337	$28,551	$12,754	$425,333

	For the Nine Months ended September 30, 2020
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Revenue Types
Recurring subscriptions	$431,631	$376,505	$78,961	$40,402	$927,499
Asset-based fees	288,642	—	—	—	288,642
Non-recurring	27,582	4,903	1,125	1,978	35,588
Total	$747,855	$381,408	$80,086	$42,380	$1,251,729

The tables that follow present the change in accounts receivable and current deferred revenue between the dates indicated:

	Accounts receivable	Deferred revenue
	(in thousands)
Opening (December 31, 2020)	$558,569	$675,870
Closing (September 30, 2021)	496,726	643,352
Increase/(decrease)	$(61,843)	$(32,518)

	Accounts receivable	Deferred revenue
	(in thousands)
Opening (December 31, 2019)	$499,268	$574,656
Closing (September 30, 2020)	429,804	531,487
Increase/(decrease)	$(69,464)	$(43,169)

The amounts of revenue recognized in the periods that were included in the opening current deferred revenue, which reflects contract liability amounts, were $145.2 million and $623.8 million for the three and nine months ended September 30, 2021, respectively and $108.8 million and $494.4 million for the three and nine months ended September 30, 2020, respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in the amortization of deferred revenue to operating revenues, partially offset by an increase in billings. MSCI had an insignificant long-term deferred revenue balance as of September 30, 2021, reflected as a part of “Other non-current liabilities” on its Unaudited Condensed Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
September 30,
2021
(in thousands)
First 12-month period	$411,996
Second 12-month period	224,765
Third 12-month period	75,756
Periods thereafter	16,102
Total	$728,619

4. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied the explicit vesting terms. Diluted EPS reflects the assumed conversion of all dilutive securities.

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(in thousands, except per share data)
Net income	$169,876	$182,358	$532,118	$445,606

Basic weighted average common shares outstanding	82,470	83,602	82,521	84,044
Effect of dilutive securities:
Restricted stock units	1,084	877	925	745
Diluted weighted average common shares outstanding	83,554	84,479	83,446	84,789

Earnings per basic common share	$2.06	$2.18	$6.45	$5.30

Earnings per diluted common share	$2.03	$2.16	$6.38	$5.26

5. ACQUISITIONS

On September 13, 2021, MSCI acquired all of the issued and outstanding preferred and common shares of Real Capital Analytics, Inc (“RCA”) for an aggregate cash purchase price of $948.7 million, subject to working capital adjustments. This acquisition expands MSCI’s suite of real estate solutions, providing the real estate industry with data, analytics, and support tools to manage investments and understand performance and risk, including climate risk, within their portfolios. RCA has been accounted for as a business combination using the acquisition method of accounting and will be integrated into the All Other – Private Assets reportable segment, as a component of the Real Estate operating segment. A portion of RCA’s client agreements do not have automatic renewal clauses at the end of the subscription period. Due to the historically high retention rate and expectation that a substantial portion of the client agreements will be renewed, the associated revenue is recorded as recurring subscription revenue.

The components of the preliminary purchase price allocation were as follows:

	Estimated Useful Life	Fair Value
		(in thousands)
Accounts receivable		$9,751
Other current assets		3,553
Property, equipment and leasehold improvements, net		1,392
Right of use assets		6,441
Other non-current assets		3,215
Deferred revenue		(28,191)
Other current liabilities		(13,935)
Long-term operating lease liabilities		(4,849)
Deferred tax liabilities		(87,513)
Intangible Assets:
Customer relationships	20 years	175,800
Trademarks	2 years	890
Acquired technology and software	9 years	31,500
Proprietary data	11 years	185,500
Goodwill		665,141
Purchase price, net of cash acquired		$948,695

The purchase price allocation is based on preliminary valuations and assessments, the estimates and assumptions used may be subject to change within the measurement period, particularly for acquired intangible assets, deferred taxes and certain operating assets and liabilities. The recorded goodwill is primarily attributable to the utilization of the acquired data as well as expanded market opportunities. Goodwill attributable to the acquisition is not deductible for income tax purposes.

Revenue of RCA recognized within the condensed consolidated financial statements subsequent to the acquisition date was $3.4 million.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net consisted of the following as of the specified dates:

	As of
	September 30,	December 31,
	2021	2020
	(in thousands)
Computer & related equipment	$183,688	$186,786
Furniture & fixtures	14,936	15,276
Leasehold improvements	58,098	56,537
Work-in-process	1,729	2,996
Subtotal	258,451	261,595
Accumulated depreciation and amortization	(187,908)	(181,149)
Property, equipment and leasehold improvements, net	$70,543	$80,446

Depreciation and amortization expense of property, equipment and leasehold improvements was $6.8 million and $7.5 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $21.0 million and $22.5 million for the nine months ended September 30, 2021 and 2020, respectively.

7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets		Total
Goodwill at December 31, 2020	$1,205,758	$290,976	$48,047	$21,241		$1,566,022
Acquisitions	—	—	—	665,141	(1)	665,141
Foreign exchange translation adjustment	(469)	—	—	(290)		(759)
Goodwill at September 30, 2021	$1,205,289	$290,976	$48,047	$686,092		$2,230,404
(1)	Reflects the impact of the acquisition of RCA.

The Company completed its annual goodwill impairment test as of July 1, 2021 on its Index, Analytics, ESG and Climate and Real Estate reporting units, which are also the Company’s operating segments, and no impairments were noted. The Company performed a test for impairment and determined that it was more likely than not that the fair value for each was not less than the carrying value. See Note 12, “Segment Information,” for further descriptions of the operating segments.

Intangible Assets, Net

The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Amortization expense of acquired intangible assets	$9,602	$8,325	$26,346	$25,710
Amortization expense of internally developed capitalized software	4,503	6,008	17,210	16,461
Write-off of internally developed capitalized software	—	—	16,013	—
Total amortization of intangible assets expense	$14,105	$14,333	$59,569	$42,171

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

The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	As of
	September 30,	December 31,
	2021	2020
	(in thousands)
Gross intangible assets:
Customer relationships	$532,500	$356,700
Trademarks	208,190	207,300
Acquired technology and software	209,220	177,720
Internally developed capitalized software	95,972	113,188
Proprietary data	214,127	28,627
Subtotal	1,260,009	883,535
Foreign exchange translation adjustment	(6,026)	(5,262)
Total gross intangible assets	$1,253,983	$878,273
Accumulated amortization:
Customer relationships	$(270,212)	$(253,465)
Trademarks	(150,074)	(143,207)
Acquired technology and software	(174,690)	(174,032)
Internally developed capitalized software	(44,284)	(57,464)
Proprietary data	(17,855)	(15,730)
Subtotal	(657,115)	(643,898)
Foreign exchange translation adjustment	776	373
Total accumulated amortization	$(656,339)	$(643,525)
Net intangible assets:
Customer relationships	$262,288	$103,235
Trademarks	58,116	64,093
Acquired technology and software	34,530	3,688
Internally developed capitalized software	51,688	55,724
Proprietary data	196,272	12,897
Subtotal	602,894	239,637
Foreign exchange translation adjustment	(5,250)	(4,889)
Total net intangible assets	$597,644	$234,748

The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2021 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder of 2021	$21,514
2022	83,721
2023	77,814
2024	69,965
2025	50,789
Thereafter	293,841
Total	$597,644

8. COMMITMENTS AND CONTINGENCIES

Senior Unsecured Notes. The Company had an aggregate of $4,200.0 million in senior unsecured notes (collectively, the “Senior Notes”) outstanding at September 30, 2021, as presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
	Maturity Date	September 30, 2021	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(in thousands)
Long-term debt
4.75% senior unsecured notes due 2026	August 1, 2026	-	-	496,257	-	522,325
5.375% senior unsecured notes due 2027	May 15, 2027	-	-	495,819	-	538,100
4.000% senior unsecured notes due 2029	November 15, 2029	1,000,000	991,182	990,364	1,059,890	1,073,040
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	894,097	395,458	936,603	419,428
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	989,700	988,879	1,050,000	1,063,430
3.625% senior unsecured notes due 2031	November 1, 2031	600,000	593,374	-	625,296	-
3.250% senior unsecured notes due 2033	August 15, 2033	700,000	692,026	-	709,268	-
Total long-term debt		$4,200,000	$4,160,379	$3,366,777	$4,381,057	$3,616,323

Interest payments attributable to the Senior Notes are due as presented in the following table:

	First semi-annual interest payment date	Second semi-annual interest payment date
Senior Notes
4.75% senior unsecured notes due 2026	February 1	August 1
5.375% senior unsecured notes due 2027	May 15	November 15
4.000% senior unsecured notes due 2029	May 15	November 15
3.625% senior unsecured notes due 2030	March 1	September 1
3.875% senior unsecured notes due 2031	June 1	December 1
3.625% senior unsecured notes due 2031	May 1	November 1
3.250% senior unsecured notes due 2033	February 15	August 15

The fair market value of the Company’s debt obligations represent Level 2 valuations. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

On March 26, 2021, the Company issued $500.0 million aggregate principal amount of 3.625% Senior Unsecured Notes due 2030 (the “2030 Senior Notes”) in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2030 Senior Notes constitute a further issuance of, are fully fungible with, rank equally with and form a single series with the $400.0 million aggregate principal amount of the 3.625% senior unsecured notes due 2030 issued on March 4, 2020. In connection with the completion of the offering, the Company announced that it intended to use a portion of the net proceeds from the offering, together with available cash, for the pre-maturity redemption of all $500.0 million aggregate principal amount outstanding of its 4.750% senior unsecured notes due 2026 (the “2026 Senior Notes”). On April 12, 2021 the Company completed the pre-maturity redemption of all of its 2026 Senior Notes. The pre-maturity redemption of the 2026 Senior Notes resulted in an approximately $21.8 million loss on extinguishment that was recorded in other expense (income) during the three months ended June 30, 2021, which includes an applicable premium of approximately $18.2 million (as set forth in the indenture governing the terms of the 2026 Senior Notes) and the write-off of approximately $3.6 million of unamortized debt issuance costs associated with the 2026 Senior Notes.

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

On May 14, 2021, the Company issued $600.0 million aggregate principal amount of 3.625% Senior Unsecured Notes due 2031 (the “2031 Senior Notes”) in a private offering that was exempt from the registration requirements of the Securities Act. The 2031 Senior Notes are scheduled to mature and be paid in full on November 1, 2031. At any time prior to November 1, 2026, the Company may redeem all or part of the 2031 Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2031 Senior Notes, together with accrued and unpaid interest, on or after November 1, 2026, at redemption prices set forth in the indenture governing the 2031 Senior Notes. At any time prior to November 1, 2024, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2031 Senior Notes, including any permitted additional notes, at a redemption price equal to 103.625% of the principal amount plus accrued and unpaid interest, if any, to the redemption date.

On August 17, 2021, the Company issued $700.0 million aggregate principal amount of 3.250% Senior Unsecured Notes due 2033 (the “2033 Senior Notes”) in a private offering that was exempt from the registration requirements of the Securities Act. In connection with the completion of the offering, the Company announced that it intended to use a portion of the net proceeds from the offering for the pre-maturity redemption of all $500.0 million aggregate principal amount outstanding of its 5.375% senior unsecured notes due 2027 (the “2027 Senior Notes”). On September 2, 2021 the Company completed the pre-maturity redemption of all of its 2027 Senior Notes, which are reflected in the three months ended September 30, 2021. The pre-maturity redemption of the 2027 Senior Notes resulted in an approximately $37.3 million loss on extinguishment that was recorded in other expense (income) during the three months ended September 30, 2021, which includes an applicable premium of approximately $33.6 million (as set forth in the indenture governing the terms of the 2027 Senior Notes) and the write-off of approximately $3.7 million of unamortized debt issuance costs associated with the 2027 Senior Notes.

The 2033 Senior Notes are scheduled to mature and be paid in full on August 15, 2033. At any time prior to August 15, 2027, the Company may redeem all or part of the 2033 Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2033 Senior Notes, together with accrued and unpaid interest, on or after August 15, 2027, at redemption prices set forth in the indenture governing the 2033 Senior Notes. At any time prior to August 15, 2024, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2033 Senior Notes, including any permitted additional notes, at a redemption price equal to 103.250% of the principal amount plus accrued and unpaid interest, if any, to the redemption date.

Revolver. Since November 20, 2014, the Company has maintained a revolving credit agreement with a syndicate of banks (as amended, the “Revolving Credit Agreement”). On March 29, 2021, the Company entered into Amendment No. 4 (the “Fourth Amendment”) to the Revolving Credit Agreement. The Fourth Amendment, among other things, (i) increased aggregate commitments available to be borrowed by $100.0 million to an aggregate of $500.0 million of availability thereunder until November 2024, at which point the aggregate commitments will be $467.5 million, and (ii) extended the term to March 2026. At September 30, 2021, the Revolving Credit Agreement was undrawn.

In connection with the closings of the Senior Notes offerings, entry into the Revolving Credit Agreement and the subsequent amendments, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At September 30, 2021, $41.8 million of the deferred financing fees and premium remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $1.7 million of which is included in “Other non-current assets” and $39.6 million of which is included in “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

9. LEASES

The Company recognized $7.6 million and $7.5 million of operating lease expenses for the three months ended September 30, 2021 and 2020, respectively. The Company recognized $22.7 million and $25.4 million of operating lease expenses for the nine months ended September 30, 2021 and 2020, respectively. The amounts associated with variable lease costs, short-term lease costs and sublease income were not material for any of the three and nine months ended September 30, 2021 and 2020.

Future minimum commitments for the Company’s operating leases in place as of September 30, 2021, the interest and other relevant line items in the Unaudited Condensed Consolidated Statement of Financial Condition are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2021	$6,010
2022	29,889
2023	28,985
2024	23,101
2025	21,623
Thereafter	90,206
Total lease payments	$199,814
Less: Interest	(25,883)
Present value of lease liabilities	$173,931

Other accrued liabilities	$23,412
Long-term operating lease liabilities	$150,519

Lease term and discount rate for the Company’s operating leases in place as of September 30, 2021 are as follows:

As of
September 30,
Lease Term and Discount Rate	2021
Weighted-average remaining lease term (years)	8.27
Weighted-average discount rate	3.14%

Other information for the Company’s operating leases in place for the nine months ended September 30, 2021 are as follows:

	Nine Months Ended
Other Information	September 30,
(in thousands)	2021	2020
Operating cash flows used for operating leases	$23,038	$22,735
Leased assets obtained in exchange for new operating lease liabilities	$20,109	$7,491

10. SHAREHOLDERS’ EQUITY (DEFICIT)

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

Share repurchases made pursuant to the 2020 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of September 30, 2021, there was $1,594.4 million of available authorization remaining under the 2020 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Nine Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
September 30, 2021	$407.70	330	$134,340
September 30, 2020	$278.69	2,021	$563,336

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share amounts)	Per Share	Declared	Distributed	(Released)/Deferred
2021
Three Months Ended March 31,	$0.78	$65,947	$66,153	$(206)
Three Months Ended June 30,	0.78	64,863	64,489	374
Three Months Ended September 30,	1.04	86,476	85,961	515

Total	$2.60	$217,286	$216,603	$683

2020
Three Months Ended March 31,	$0.68	$59,233	$59,455	$(222)
Three Months Ended June 30,	0.68	57,360	57,068	292
Three Months Ended September 30,	0.78	65,830	65,454	376

Total	$2.14	$182,423	$181,977	$446

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased during the nine months ended September 30, 2021:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2020	132,829,175	(50,255,768)	82,573,407
Dividend payable/paid	160	(48)	112
Common stock issued	301,227	—	301,227
Shares withheld for tax withholding	—	(122,924)	(122,924)
Shares repurchased under stock repurchase programs	—	(329,508)	(329,508)
Shares issued to directors	—	—	—
Balance at March 31, 2021	133,130,562	(50,708,248)	82,422,314
Dividend payable/paid	43	(43)	—
Common stock issued	10,692	—	10,692
Shares withheld for tax withholding	—	(1,303)	(1,303)
Shares repurchased under stock repurchase programs	—	—	—
Shares issued to directors	1,308	4,826	6,134
Balance at June 30, 2021	133,142,605	(50,704,768)	82,437,837
Dividend payable/paid	33	(33)	—
Common stock issued	17,592	—	17,592
Shares withheld for tax withholding	—	(9,092)	(9,092)
Shares repurchased under stock repurchase programs	—	—	—
Shares issued to directors	—	377	377
Balance at September 30, 2021	133,160,230	(50,713,516)	82,446,714

11. INCOME TAXES

The Company’s provision for income taxes was $80.3 million and $45.5 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts reflect effective tax rates of 13.1% and 9.3% for the nine months ended September 30, 2021 and 2020, respectively.

The effective tax rate of 13.1% for the nine months ended September 30, 2021 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $49.3 million, in relation to pretax income. For the nine months ended September 30, 2021, these discrete items primarily related to $22.7 million of excess tax benefits recognized on share-based compensation vested during the period and $15.2 million related to the tax impact of loss on debt extinguishment recognized during the period on the redemption of the 2027 Senior Notes and 2026 Senior Notes. Also included in the discrete items is a $5.1 million benefit related to prior year settlements, a $2.3 million benefit related to the revaluation of deferred taxes as a result of the enactment of an increase in the UK corporate tax rate, a $2.0 million benefit related to the filing of prior year refund claims and $2.0 million of tax benefits related to other prior year items. In addition, the effective tax rate was impacted by the level of earnings.

The effective tax rate of 9.3% for the nine months ended September 30, 2020 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $61.7 million. For the nine months ended September 30, 2020, these discrete items primarily related to $21.9 million of excess tax benefits recognized on share-based compensation vested during the period, $20.8 million related to the favorable impact on prior years of final regulations released during the three months ended September 30, 2020 clarifying certain provisions established in the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (“2017 Tax Act”) and $11.5 million related to the tax impact of loss on debt extinguishment recognized during the period. The discrete items also included a $6.3 million benefit related to the revaluation of the cost of deemed repatriation of foreign earnings.

The Company is under examination by tax authorities in certain jurisdictions, including foreign jurisdictions, such as the United Kingdom, Switzerland and India, and states in which the Company has significant operations, such as New York and California. The tax years currently under examination vary by jurisdiction but include years ranging from 2008 through 2020.

The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. During the nine months ended September 30, 2021, the Company’s unrecognized tax benefits increased by $12.6 million principally due to the filing of prior year refund claims, partially offset by the resolution of prior year items. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. Based on the current status of income tax audits, the Company believes it is reasonably possible that the total amount of unrecognized benefits may decrease by approximately $26.7 million in the next twelve months as a result of the resolution of tax examinations.

12. SEGMENT INFORMATION

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

The Real Estate operating segment offers research, reporting, market and transaction data and benchmarking and intelligence offerings that provide real estate performance analysis for funds, investors and managers. Real Estate performance and risk analytics, including climate solutions, range from enterprise-wide to property-specific analysis. The Real Estate operating segment also provides business intelligence and market simulation analysis to real estate owners, managers, developers and brokers worldwide.  Financial results related to the acquisition of RCA have been included prospectively as a component of the Real Estate operating segment, presented as a component of the All Other – Private Assets reportable segment, as of September 13, 2021.

The Burgiss operating segment represents the Company’s equity method investment in Burgiss, a global provider of investment decision support tools for private capital.

The change in reportable segments has not resulted in any changes to MSCI’s Chief Operating Decision Maker (“CODM”) or the basis for segment profitability from the information disclosed in our 2020 Annual Report on Form 10-K. The CODM continues to measure and evaluate reportable segments based on segment operating revenues as well as Adjusted EBITDA and other measures. The Company excludes the following items from segment Adjusted EBITDA: provision for income taxes, other expense (income), net, depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments, including certain non-recurring acquisition-related integration and transaction costs, that the CODM does not consider for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net income and are included in the reconciliation that follows.

The following table presents operating revenues by reportable segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Operating revenues
Index	$321,503	$255,691	$919,957	$747,855
Analytics	136,298	128,337	406,217	381,408
ESG and Climate	43,691	28,551	117,749	80,086
All Other - Private Assets	15,607	12,754	49,779	42,380
Total	$517,099	$425,333	$1,493,702	$1,251,729

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Index Adjusted EBITDA	$245,587	$194,720	$698,934	$561,563
Analytics Adjusted EBITDA	50,291	45,056	145,836	127,540
ESG and Climate Adjusted EBITDA	9,820	7,658	20,585	16,783
All Other - Private Assets Adjusted EBITDA	897	2,013	12,775	9,488
Total operating segment profitability	306,595	249,447	878,130	715,374
Acquisition-related integration and transaction costs	5,451	—	5,451	—
Amortization of intangible assets	14,105	14,333	59,569	42,171
Depreciation and amortization of property, equipment and leasehold improvements	6,809	7,494	20,972	22,524
Operating income	280,230	227,620	792,138	650,679
Other expense (income), net	79,580	38,577	179,765	159,620
Provision for income taxes	30,774	6,685	80,255	45,453
Net income	$169,876	$182,358	$532,118	$445,606

Operating revenues by geography are based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Operating revenues
Americas:
United States	$213,756	$180,206	$611,226	$537,071
Other	22,060	18,039	63,259	52,686
Total Americas	235,816	198,245	674,485	589,757

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	87,101	65,155	250,984	193,042
Other	113,102	90,539	332,554	268,677
Total EMEA	200,203	155,694	583,538	461,719

Asia & Australia:
Japan	23,384	19,885	68,019	59,002
Other	57,696	51,509	167,660	141,251
Total Asia & Australia	81,080	71,394	235,679	200,253

Total	$517,099	$425,333	$1,493,702	$1,251,729

Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	September 30,	December 31,
	2021	2020
	(in thousands)
Long-lived assets
Americas:
United States	$172,207	$182,776
Other	13,854	13,949
Total Americas	186,061	196,725

EMEA:
United Kingdom	19,384	19,678
Other	37,046	33,561
Total EMEA	56,430	53,239

Asia & Australia:
Japan	1,347	1,896
Other	32,290	37,946
Total Asia & Australia	33,637	39,842

Total	$276,128	$289,806

13. SUBSEQUENT EVENTS

On October 25, 2021, the Board of Directors declared a quarterly cash dividend of $1.04 per share for the three months ending December 31, 2021 (“fourth quarter 2021”). The fourth quarter 2021 dividend is payable on November 30, 2021 to shareholders of record as of the close of trading on November 12, 2021.

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

Our leading research-enhanced products and services include indexes; portfolio construction and risk management analytics; ESG and climate solutions; and real estate market and transaction data, benchmarks, return-analytics, climate assessments and market insights. Through our integrated franchise we provide solutions across our products and services to support our clients’ dynamic and complex needs. Our content and capabilities can be accessed by our clients through multiple channels and platforms.

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

As of September 30, 2021, we served over 4,5001 clients in more than 90 countries. As of September 30, 2021, we had offices in more than 35 cities across more than 20 countries to help serve our diverse client base, with 45.1% of our revenues coming from clients in the Americas, 39.1% in EMEA and 15.8% in Asia and Australia.

Our principal business model is generally to license annual, recurring subscriptions for the majority of our Index, Analytics and ESG and Climate products and services for a fee due in advance of the service period. Real Estate products are also licensed annually through subscriptions, which are generally recurring, for a fee which is paid in advance when products are generally delivered ratably over the subscription period or in arrears after the product is delivered. A portion of our fees comes from clients who use our indexes as the basis for index-linked investment products. Such fees are primarily based on a client’s assets under management (“AUM”), trading volumes and fee levels.

[1]	Represents the aggregate of all related clients under their respective parent entity, excluding clients of Real Capital Analytics, Inc. (“RCA”) which were not previously MSCI’s clients.

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

In the discussion that follows, we provide certain variances excluding the impact of foreign currency exchange rate fluctuations. Foreign currency exchange rate fluctuations reflect the difference between the current period results as reported compared to the current period results recalculated using the foreign currency exchange rates in effect for the comparable prior period. While operating revenues adjusted for the impact of foreign currency fluctuations includes asset-based fees that have been adjusted for the impact of foreign currency fluctuations, the underlying AUM, which is the primary component of asset-based fees, is not adjusted for foreign currency fluctuations. Approximately three-fifths of the AUM is invested in securities denominated in currencies other than the U.S. dollar, and accordingly, any such impact is excluded from the disclosed foreign currency-adjusted variances.

The discussion of our results of operations for the three and nine months ended September 30, 2021 and 2020 are presented below. The results of operations for interim periods may not be indicative of future results.

Results of Operations

The following table presents the results of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020		2021	2020	% Change
	(in thousands, except per share data)
Operating revenues	$517,099	$425,333	21.6%	$1,493,702	$1,251,729	19.3%
Operating expenses:
Cost of revenues	89,674	70,704	26.8%	262,781	215,769	21.8%
Selling and marketing	59,819	52,668	13.6%	174,477	159,834	9.2%
Research and development	28,352	24,901	13.9%	80,745	73,997	9.1%
General and administrative	38,110	27,613	38.0%	103,020	86,755	18.7%
Amortization of intangible assets	14,105	14,333	(1.6%)	59,569	42,171	41.3%
Depreciation and amortization of property, equipment and leasehold improvements	6,809	7,494	(9.1%)	20,972	22,524	(6.9%)
Total operating expenses	236,869	197,713	19.8%	701,564	601,050	16.7%
Operating income	280,230	227,620	23.1%	792,138	650,679	21.7%
Other expense (income), net	79,580	38,577	106.3%	179,765	159,620	12.6%
Income before provision for income taxes	200,650	189,043	6.1%	612,373	491,059	24.7%
Provision for income taxes	30,774	6,685	360.3%	80,255	45,453	76.6%
Net income	$169,876	$182,358	(6.8%)	$532,118	$445,606	19.4%

Earnings per basic common share	$2.06	$2.18	(5.5%)	$6.45	$5.30	21.7%

Earnings per diluted common share	$2.03	$2.16	(6.0%)	$6.38	$5.26	21.3%

Operating margin	54.2%	53.5%		53.0%	52.0%

Operating Revenues

Our revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group revenues by major product or reportable segment as follows: Index, Analytics, ESG and Climate and All Other – Private Assets, which includes the Real Estate product line.

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Recurring subscriptions	$357,640	$313,190	14.2%	$1,043,502	$927,499	12.5%
Asset-based fees	141,745	100,371	41.2%	404,593	288,642	40.2%
Non-recurring	17,714	11,772	50.5%	45,607	35,588	28.2%

Total operating revenues	$517,099	$425,333	21.6%	$1,493,702	$1,251,729	19.3%

Total operating revenues for the three months ended September 30, 2021 increased 21.6% to $517.1 million compared to $425.3 million for the three months ended September 30, 2020. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations, total operating revenues would have increased 20.4% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

For the nine months ended September 30, 2021, the increase of total operating revenues was 19.3%, growing to $1,493.7 million compared to $1,251.7 million for the nine months ended September 30, 2020. Adjusting for the impact of foreign currency exchange rate fluctuations and the acquisition, total operating revenues would have increased 18.3% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Operating revenues from recurring subscriptions for the three months ended September 30, 2021 increased 14.2% to $357.6 million compared to $313.2 million for the three months ended September 30, 2020, primarily driven by growth in Index products, which increased $18.9 million, or 12.9%, strong growth in ESG and Climate products, which increased $14.4 million, or 51.3%, and growth in Analytics products, which increased $8.1 million, or 6.4%. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations, operating revenues from recurring subscriptions would have increased 12.6% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

For the nine months ended September 30, 2021, the increase of operating revenues from recurring subscriptions was 12.5%, growing to $1,043.5 million compared to $927.5 million for the nine months ended September 30, 2020, primarily driven by growth in Index products, which increased $48.9 million, or 11.3%, strong growth in ESG and Climate products, which increased $36.3 million, or 46.0%, and growth in Analytics products, which increased $22.9 million, or 6.1%. Adjusting for the impact of foreign currency exchange rate fluctuations and the acquisition, operating revenues from recurring subscriptions would have increased 11.2% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Operating revenues from asset-based fees for the three months ended September 30, 2021 increased 41.2% to $141.7 million compared to $100.4 million for the three months ended September 30, 2020. The increase in asset-based fees was driven by growth in revenues from all our index-linked investment product categories, including an increase in revenues from ETFs linked to MSCI equity indexes that was primarily driven by a 52.4% increase in average AUM in ETFs, partially offset by a decline in average basis point fees. The increase in revenues from asset-based fees was also driven by higher revenues from non-ETF indexed funds linked to MSCI indexes, primarily driven by an increase in average AUM. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

For the nine months ended September 30, 2021, revenues from asset-based fees increased 40.2% to $404.6 million compared to $288.6 million for the nine months ended September 30, 2020. The increase in asset-based fees was driven by growth in revenues from all our index-linked investment product categories, including an increase in revenues from ETFs linked to MSCI equity indexes that was primarily driven by a 50.1% increase in average AUM in ETFs, partially offset by a decline in average basis point fees. The increase in revenues from asset-based fees was also driven by higher revenues from non-ETF indexed funds linked to MSCI indexes, primarily driven by an increase in average AUM. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2020				2021
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
AUM in ETFs linked to MSCI equity indexes(1), (2)	$709.5	$825.4	$908.9	$1,103.6	$1,209.6	$1,336.2	$1,336.6

Sequential Change in Value
Market Appreciation/(Depreciation)	$(216.5)	$117.4	$57.0	$135.7	$43.2	$73.7	$(30.7)
Cash Inflows	(8.4)	(1.5)	26.5	59.0	62.8	52.9	31.1
Total Change	$(224.9)	$115.9	$83.5	$194.7	$106.0	$126.6	$0.4

The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	2020				2021
(in billions)	March	June	September	December	March	June	September
AUM in ETFs linked to MSCI equity indexes(1), (2)
Quarterly average	$877.1	$776.9	$893.4	$999.2	$1,169.2	$1,292.4	$1,361.9
Year-to-date average	$877.1	$827.0	$849.1	$886.7	$1,169.2	$1,230.8	$1,274.5

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

The average value of AUM in ETFs linked to MSCI equity indexes for the three months ended September 30, 2021 was $1,361.9 billion, up $468.5 billion, or 52.4%, from $893.4 billion for the three months ended September 30, 2020. For the nine months ended September 30, 2021, it was $1,274.5 billion, up $425.4 billion, or 50.1%, from $849.1 billion for the nine months ended September 30, 2020.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$165,310	$146,387	12.9%	$480,488	$431,631	11.3%
Asset-based fees	141,745	100,371	41.2%	404,593	288,642	40.2%
Non-recurring	14,448	8,933	61.7%	34,876	27,582	26.4%
Index total	321,503	255,691	25.7%	919,957	747,855	23.0%

Analytics
Recurring subscriptions	134,320	126,251	6.4%	399,360	376,505	6.1%
Non-recurring	1,978	2,086	(5.2%)	6,857	4,903	39.9%
Analytics total	136,298	128,337	6.2%	406,217	381,408	6.5%

ESG and Climate
Recurring subscriptions	42,592	28,152	51.3%	115,299	78,961	46.0%
Non-recurring	1,099	399	175.4%	2,450	1,125	117.8%
ESG and Climate total	43,691	28,551	53.0%	117,749	80,086	47.0%

All Other - Private Assets
Recurring subscriptions	15,418	12,400	24.3%	48,355	40,402	19.7%
Non-recurring	189	354	(46.6%)	1,424	1,978	(28.0%)
All Other - Private Assets total	15,607	12,754	22.4%	49,779	42,380	17.5%
Total operating revenues	$517,099	$425,333	21.6%	$1,493,702	$1,251,729	19.3%

Refer to the section titled "Segment Results" that follows for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Operating expenses:
Cost of revenues	$89,674	$70,704	26.8%	$262,781	$215,769	21.8%
Selling and marketing	59,819	52,668	13.6%	174,477	159,834	9.2%
Research and development	28,352	24,901	13.9%	80,745	73,997	9.1%
General and administrative	38,110	27,613	38.0%	103,020	86,755	18.7%
Amortization of intangible assets	14,105	14,333	(1.6%)	59,569	42,171	41.3%
Depreciation and amortization of property, equipment and leasehold improvements	6,809	7,494	(9.1%)	20,972	22,524	(6.9%)
Total operating expenses	$236,869	$197,713	19.8%	$701,564	$601,050	16.7%

Total operating expenses for the three months ended September 30, 2021 increased 19.8% to $236.9 million compared to $197.7 million for the three months ended September 30, 2020. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 18.4% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

For the nine months ended September 30, 2021, the increase was 16.7%, growing to $701.6 million compared to $601.1 million for the nine months ended September 30, 2020. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 14.4% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

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

Cost of revenues for the three months ended September 30, 2021 increased 26.8% to $89.7 million compared to $70.7 million for the three months ended September 30, 2020, reflecting increases across all four reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and incentive compensation, as well as higher non-compensation costs, reflecting higher professional fees, information technology costs and market data costs.

For the nine months ended September 30, 2021, the increase was 21.8%, growing to $262.8 million compared to $215.8 million for the nine months ended September 30, 2020, reflecting increases across all four reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and incentive compensation, as well as higher non-compensation costs, reflecting higher professional fees, information technology costs and market data costs.

Selling and Marketing

Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales and marketing teams, as well as costs incurred in other groups associated with acquiring new business, including product management, research, technology and sales operations.

Selling and marketing expenses for the three months ended September 30, 2021 increased 13.6% to $59.8 million compared to $52.7 million for the three months ended September 30, 2020, reflecting increases across all four reportable segments. The change was driven by increases in compensation and benefits costs, including higher incentive compensation and wages and salaries, partially offset by lower severance costs, as well as higher non-compensation costs, primarily relating to higher marketing and information technology costs.

For the nine months ended September 30, 2021, the increase was 9.2%, growing to $174.5 million compared to $159.8 million for the nine months ended September 30, 2020, reflecting increases across all four reportable segments. The change was driven by increases in compensation and benefits costs, including incentive compensation and wages and salaries.

Research and Development

R&D expenses consist of the costs to develop new or enhance existing products and the costs to develop new or improved technology and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support associated with these efforts.

R&D expenses for the three months ended September 30, 2021 increased 13.9% to $28.4 million compared to $24.9 million for the three months ended September 30, 2020, reflecting higher investment in the Index and ESG and Climate reportable segments, partially offset by lower investment in the Analytics reportable segment. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation, as well as higher non-compensation costs, reflecting higher information technology costs.

For the nine months ended September 30, 2021, the increase was 9.1%, growing to $80.7 million compared to $74.0 million for the nine months ended September 30, 2020, reflecting higher investment in the Index and ESG and Climate reportable segments, partially offset by lower investment in the Analytics reportable segment. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation, as well as higher non-compensation costs, reflecting higher information technology costs.

General and Administrative

G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service.

G&A expenses for the three months ended September 30, 2021 increased 38.0% to $38.1 million compared to $27.6 million for the three months ended September 30, 2020, reflecting increases across all four reportable segments. The change was driven by higher non-compensation costs, primarily driven by non-recurring transaction and integration costs related to the acquisition of RCA, higher professional fees and information technology costs, as well as higher compensation costs, reflecting higher incentive compensation and wages and salaries, partially offset by lower severance costs.

For the nine months ended September 30, 2021, the increase was 18.7%, growing to $103.0 million compared to $86.8 million for the nine months ended September 30, 2020, reflecting increases across all four reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation and wages and salaries, partially offset by lower severance costs, and higher non-compensation costs related to non-recurring transaction and integration costs related to the acquisition of RCA, information technology costs, insurance costs and professional fees.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Compensation and benefits	$152,540	$129,920	17.4%	$452,237	$395,985	14.2%
Non-compensation expenses	63,415	45,966	38.0%	168,786	140,370	20.2%
Amortization of intangible assets	14,105	14,333	(1.6%)	59,569	42,171	41.3%
Depreciation and amortization of property, equipment and leasehold improvements	6,809	7,494	(9.1%)	20,972	22,524	(6.9%)
Total operating expenses	$236,869	$197,713	19.8%	$701,564	$601,050	16.7%

Compensation and Benefits

Compensation and benefits costs are our most significant expense and typically represent approximately 65% of operating expenses or more than 70% of Adjusted EBITDA expenses. We had 4,237 and 3,545 employees as of September 30, 2021 and 2020, respectively, reflecting a 19.5% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefit expenses. As of September 30, 2021, 62.5% of our employees were located in emerging market centers compared to 64.2% as of September 30, 2020.

Compensation and benefits costs for the three months ended September 30, 2021 increased 17.4% to $152.5 million compared to $129.9 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the increase was 14.2%, growing to $452.2 million compared to $396.0 million for the nine months ended September 30, 2020. The increase in both the three and nine months ended September 30, 2021 was primarily driven by higher incentive compensation and wages and salaries.

A significant portion of the incentive compensation component of operating expenses is based on the achievement of a number of financial and operating metrics. In a scenario where operating revenue growth and profitability moderate, incentive compensation would be expected to decrease accordingly.

Non-Compensation Expenses

Non-compensation expenses for the three months ended September 30, 2021 increased 38.0% to $63.4 million compared to $46.0 million for the three months ended September 30, 2020, primarily driven by higher non-recurring transaction and integration costs related to the acquisition of RCA, professional fees, information technology costs and market data costs.

For the nine months ended September 30, 2021, the increase was 20.2%, growing to $168.8 million compared to $140.4 million for the nine months ended September 30, 2020, primarily driven by higher information technology costs, professional fees, non-recurring transaction and integration costs related to the acquisition of RCA and market data costs.

Fixed costs constitute a significant portion of the non-compensation component of operating expenses. The discretionary non-compensation component of operating expenses could, however, be reduced in the near-term in a scenario where operating revenue growth moderates.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and internal capitalized software projects recognized over their estimated useful lives. Amortization of intangible assets expense for the three months ended September 30, 2021 remained consistent at $14.1 million compared to $14.3 million for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, it increased 41.3% to $59.6 million compared to $42.2 million for the nine months ended September 30, 2020, primarily driven by a write-off of $16.0 million of certain internally developed capitalized software intangible assets as a result of management’s decision during the three months ended June 30, 2021 to discontinue development and cease related sales activities of certain Analytics segment products and transition existing customers to other product offerings.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of furniture and fixtures, computer and related equipment and leasehold improvements over the estimated useful life of the assets. Depreciation and amortization of property, equipment and leasehold improvements for the three months ended September 30, 2021 decreased 9.1% to $6.8 million compared to $7.5 million for the three months ended September 30, 2020. The decrease was primarily the result of lower depreciation on software, computer and related equipment and furniture.

For the nine months ended September 30, 2021, it decreased 6.9% to $21.0 million compared to $22.5 million for the nine months ended September 30, 2020. The decrease was primarily the result of lower depreciation on software, computer and related equipment and leasehold improvements.

Other Expense (Income), Net

Other expense (income), net for the three months ended September 30, 2021 increased 106.3% to $79.6 million compared to $38.6 million for the three months ended September 30, 2020. The increase in net expenses was primarily driven by the approximately $37.3 million loss on debt extinguishment associated with the redemption of all of the $500.0 million aggregate principal amount of the 2027 Senior Notes (the “2027 Senior Notes Redemption”) during the three months ended September 30, 2021. The loss on debt extinguishment associated with the 2027 Senior Notes Redemption included an applicable premium of approximately $33.6 million (as set forth in the indenture governing the terms of the 2027 Senior Notes) and the write-off of approximately $3.7 million of unamortized debt issuance costs associated with the 2027 Senior Notes.

For the nine months ended September 30, 2021, net expenses increased 12.6% to $179.8 million compared to $159.6 million for the nine months ended September 30, 2020. The increase in net expenses was primarily driven by the approximately $37.3 million and $21.8 million loss on debt extinguishment associated with the 2027 Senior Notes Redemption and the redemption of all of the $500.0 million aggregate principal amount of the 2026 Senior Notes that remained outstanding (the “2026 Senior Notes Redemption”) during the nine months ended September 30, 2021, respectively. The loss on debt extinguishment associated with the 2026 Senior Notes Redemption included an applicable premium of approximately $18.2 million (as set forth in the indenture governing the terms of the 2026 Senior Notes) and the write-off of approximately $3.6 million of unamortized debt issuance costs associated with the 2026 Senior Notes. This was partially offset by the absence of the $35.0 million and $10.0 million loss on debt extinguishment associated with the redemption of all of the outstanding $800.0 million aggregate principal amount of the 2025 Senior Notes (“2025 Senior Notes Redemption”) and the redemption of all of the remaining $300.0 million of the 5.250% Senior Notes due 2024 (“2024 Senior Notes Redemption”) during the nine months ended September 30, 2020, respectively.

Income Taxes

The Company’s provision for income taxes for the three months ended September 30, 2021 and 2020 was $30.8 million and $6.7 million, respectively. These amounts reflect effective tax rates of 15.3% and 3.5% for the three months ended September 30, 2021 and 2020, respectively.

The effective tax rate of 15.3% for the three months ended September 30, 2021 reflects the Company’s estimate of the effective tax rate for the period, which was impacted by certain favorable discrete items totaling $15.1 million. For the three months ended September 30, 2021, these discrete items primarily related to the $9.6 million tax impact of loss on debt extinguishment recognized during the period on the 2027 Senior Notes Redemption. Also included in the discrete items was a $3.8 million benefit related to prior year settlements, $1.3 million of excess tax benefits recognized on share-based compensation vested during the period and $0.4 million of tax benefits related to other prior year items. In addition, the effective tax rate was impacted by the level of earnings.

The effective tax rate of 3.5% for the three months ended September 30, 2020 reflects the Company’s estimate of the effective tax rate for the period, which was impacted by certain favorable discrete items totaling $27.7 million. For the three months ended September 30, 2020, these discrete items primarily related to the $20.8 million tax impact from the favorable impact on prior years of financial regulations released during the three months ended September 30, 2020 clarifying certain provisions established in the 2017 Tax Act. The discrete items also included a $5.5 million benefit related to the revaluation of the cost of deemed repatriation of foreign earnings.

The Company’s provision for income taxes for the nine months ended September 30, 2021 and 2020 was $80.3 million and $45.5 million, respectively. These amounts reflect effective tax rates of 13.1% and 9.3% for the nine months ended September 30, 2021 and 2020, respectively.

The effective tax rate of 13.1% for the nine months ended September 30, 2021 reflects the Company’s estimate of the effective tax rate for the period, which was impacted by certain favorable discrete items totaling $49.3 million in relation to pretax income. For the nine months ended September 30, 2021, these discrete items primarily related to $22.7 million of excess tax benefits recognized on share-based compensation vested during the period and $15.2 million related to the tax impact of loss on debt extinguishment recognized during the period on the 2027 Senior Notes Redemption and 2026 Senior Notes Redemption. Also included in the discrete items is a $5.1 million benefit related to prior year settlements, a $2.3 million benefit related to the revaluation of deferred taxes as a result of the enactment of an increase in the UK corporate tax rate, a $2.0 million benefit related to the filing of prior year refund claims and $2.0 million of tax benefits related to other prior year items. In addition, the effective tax rate was impacted by the level of earnings.

The effective tax rate of 9.3% for the nine months ended September 30, 2020 reflects the Company’s estimate of the effective tax rate for the period, which was impacted by certain favorable discrete items totaling $61.7 million. For the nine months ended September 30, 2020, these discrete items primarily related to $21.9 million of excess tax benefits recognized on share-based compensation vested during the period, the $20.8 million tax impact from the favorable impact on prior years of financial regulations released during the three months ended September 30, 2020 clarifying certain provisions established in the 2017 Tax Act and $11.5 million related to the tax impact of loss on debt extinguishment recognized during the period. The discrete items also included a $6.3 million benefit related to the revaluation of the cost of deemed repatriation of foreign earnings.

Net Income

As a result of the factors described above, net income for the three months ended September 30, 2021 decreased 6.8% to $169.9 million compared to $182.4 million for the three months ended September 30, 2020 and for the nine months ended September 30, 2021 increased 19.4% to $532.1 million compared to $445.6 million for the nine months ended September 30, 2020.

Weighted Average Shares

The weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 decreased by 1.4% and 1.1%, respectively. For the nine months ended September 30, 2021, the weighted average shares outstanding used to calculate basic and diluted earnings per share compared to the nine months ended September 30, 2020 decreased by 1.8% and 1.6%, respectively. The decrease in both the three and nine months ended September 30, 2021, primarily reflect the impact of share repurchases made pursuant to the stock repurchase program.

Adjusted EBITDA

“Adjusted EBITDA,” a non-GAAP measure used by management to assess operating performance, is defined as net income before (1) provision for income taxes, (2) other expense (income), net, (3) depreciation and amortization of property, equipment and leasehold improvements, (4) amortization of intangible assets and, at times, (5) certain other transactions or adjustments, including certain non-recurring acquisition-related integration and transaction costs.

“Adjusted EBITDA expenses,” a non-GAAP measure used by management to assess operating performance, is defined as operating expenses less depreciation and amortization of property, equipment and leasehold improvements and amortization of intangible assets and, at times, certain other transactions or adjustments, including certain non-recurring acquisition-related integration and transaction costs.

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

The following table presents the calculation of Adjusted EBITDA for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Operating revenues	$517,099	$425,333	21.6%	$1,493,702	$1,251,729	19.3%
Adjusted EBITDA expenses	210,504	175,886	19.7%	615,572	536,355	14.8%
Adjusted EBITDA	$306,595	$249,447	22.9%	$878,130	$715,374	22.8%
Adjusted EBITDA margin %	59.3%	58.6%		58.8%	57.2%
Operating margin %	54.2%	53.5%		53.0%	52.0%

Adjusted EBITDA for the three months ended September 30, 2021 increased 22.9% to $306.6 million compared to $249.4 million for the three months ended September 30, 2020. Adjusted EBITDA margin for the three months ended September 30, 2021 increased to 59.3% compared to 58.6% for the three months ended September 30, 2020. For the nine months ended September 30, 2021, Adjusted EBITDA increased 22.8% to $878.1 million compared to $715.4 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, Adjusted EBITDA margin increased to 58.8% compared to 57.2% for the nine months ended September 30, 2020. The increase in Adjusted EBITDA margin for both the three and nine months ended

September 30, 2021, reflects a higher rate of growth in operating revenues as compared to the rate of growth of Adjusted EBITDA expenses.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Index Adjusted EBITDA	$245,587	$194,720	$698,934	$561,563
Analytics Adjusted EBITDA	50,291	45,056	145,836	127,540
ESG and Climate Adjusted EBITDA	9,820	7,658	20,585	16,783
All Other - Private Assets Adjusted EBITDA	897	2,013	12,775	9,488
Consolidated Adjusted EBITDA	306,595	249,447	878,130	715,374
Acquisition-related integration and transaction costs	5,451	—	5,451	—
Amortization of intangible assets	14,105	14,333	59,569	42,171
Depreciation and amortization of property, equipment and leasehold improvements	6,809	7,494	20,972	22,524
Operating income	280,230	227,620	792,138	650,679
Other expense (income), net	79,580	38,577	179,765	159,620
Provision for income taxes	30,774	6,685	80,255	45,453
Net income	$169,876	$182,358	$532,118	$445,606

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Index Adjusted EBITDA expenses	$75,916	$60,971	$221,023	$186,292
Analytics Adjusted EBITDA expenses	86,007	83,281	260,381	253,868
ESG and Climate Adjusted EBITDA expenses	33,871	20,893	97,164	63,303
All Other - Private Assets Adjusted EBITDA expenses	14,710	10,741	37,004	32,892
Consolidated Adjusted EBITDA expenses	210,504	175,886	615,572	536,355
Acquisition-related integration and transaction costs	5,451	—	5,451	—
Amortization of intangible assets	14,105	14,333	59,569	42,171
Depreciation and amortization of property, equipment and leasehold improvements	6,809	7,494	20,972	22,524
Total operating expenses	$236,869	$197,713	$701,564	$601,050

The discussion of the segment results is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$165,310	$146,387	12.9%	$480,488	$431,631	11.3%
Asset-based fees	141,745	100,371	41.2%	404,593	288,642	40.2%
Non-recurring	14,448	8,933	61.7%	34,876	27,582	26.4%
Operating revenues total	321,503	255,691	25.7%	919,957	747,855	23.0%
Adjusted EBITDA expenses	75,916	60,971	24.5%	221,023	186,292	18.6%
Adjusted EBITDA	$245,587	$194,720	26.1%	$698,934	$561,563	24.5%
Adjusted EBITDA margin %	76.4%	76.2%		76.0%	75.1%

Revenues related to Index products for the three months ended September 30, 2021 increased 25.7% to $321.5 million compared to $255.7 million for the three months ended September 30, 2020 and for the nine months ended September 30, 2021, the increase was 23.0%, growing to $920.0 million compared to $747.9 million for the nine months ended September 30, 2020.

Recurring subscriptions for the three months ended September 30, 2021 increased 12.9% to $165.3 million compared to $146.4 million for the three months ended September 30, 2020. The increase was primarily driven by strong growth from market cap-weighted index products and from factor, ESG and climate index products. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

For the nine months ended September 30, 2021, the increase was 11.3%, growing to $480.5 million compared to $431.6 million for the nine months ended September 30, 2020. The increase was primarily driven by strong growth from market cap-weighted index products and from factor, ESG and climate index products. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

Revenues from asset-based fees for the three months ended September 30, 2021 increased 41.2% to $141.7 million compared to $100.4 million for the three months ended September 30, 2020. The increase in asset-based fees was driven by growth in revenues from all our index-linked investment product categories, including an increase in revenues from ETFs linked to MSCI equity indexes that was primarily driven by a 52.4% increase in average AUM in ETFs, partially offset by a decline in average basis point fees. The increase in revenues from asset-based fees was also driven by higher revenues from non-ETF indexed funds linked to MSCI indexes, primarily driven by an increase in average AUM. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

For the nine months ended September 30, 2021, the increase was 40.2%, growing to $404.6 million compared to $288.6 million for the nine months ended September 30, 2020. The increase in asset-based fees was driven by growth in revenues from all our index-linked investment product categories, including an increase in revenues from ETFs linked to MSCI equity indexes that was primarily driven by a 50.1% increase in average AUM in ETFs, partially offset by a decline in average basis point fees. The increase in revenues from asset-based fees was also driven by higher revenues from non-ETF indexed funds linked to MSCI indexes, primarily driven by an increase in average AUM. The impact of foreign currency exchange rate fluctuations on revenues from asset-based fees was negligible.

Non-recurring revenues for the three months ended September 30, 2021 increased 61.7% to $14.4 million compared to $8.9 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the increase was 26.4%, growing to $34.9 million compared to $27.6 million for the nine months ended September 30, 2020. The increase in both the three and nine months ended September 30, 2021, was primarily driven by client license and usage fees related to prior periods.

Index segment Adjusted EBITDA expenses for the three months ended September 30, 2021 increased 24.5% to $75.9 million compared to $61.0 million for the three months ended September 30, 2020, reflecting higher expenses across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased 22.8% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

For the nine months ended September 30, 2021, the increase was 18.6%, growing to $221.0 million compared to $186.3 million for the nine months ended September 30, 2020, reflecting higher expenses across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased 16.0% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$134,320	$126,251	6.4%	$399,360	$376,505	6.1%
Non-recurring	1,978	2,086	(5.2%)	6,857	4,903	39.9%
Operating revenues total	136,298	128,337	6.2%	406,217	381,408	6.5%
Adjusted EBITDA expenses	86,007	83,281	3.3%	260,381	253,868	2.6%
Adjusted EBITDA	$50,291	$45,056	11.6%	$145,836	$127,540	14.3%
Adjusted EBITDA margin %	36.9%	35.1%		35.9%	33.4%

Analytics segment revenues for the three months ended September 30, 2021 increased 6.2% to $136.3 million compared to $128.3 million for the three months ended September 30, 2020, primarily driven by growth in Multi-Asset Class and Equity Analytics products. The impact of foreign currency exchange rate fluctuations on Analytics segment revenues was negligible.

For the nine months ended September 30, 2021, the increase was 6.5%, growing to $406.2 million compared to $381.4 million for the nine months ended September 30, 2020, primarily driven by growth in Multi-Asset Class and Equity Analytics products. The impact of foreign currency exchange rate fluctuations on Analytics segment revenues was negligible.

Analytics segment Adjusted EBITDA expenses for the three months ended September 30, 2021 increased 3.3% to $86.0 million compared to $83.3 million for the three months ended September 30, 2020, reflecting higher expenses across the cost of revenues, G&A and selling and marketing expense activity categories, partially offset by lower expense across the R&D expense activity category. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 2.1% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

For the nine months ended September 30, 2021, the increase was 2.6%, growing to $260.4 million compared to $253.9 million for the nine months ended September 30, 2020, reflecting higher expenses across the cost of revenues, G&A and selling and marketing expense activity categories, partially offset by lower expense across the R&D expense activity category. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 0.7% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

ESG and Climate Segment

The following table presents the results for the ESG and Climate segment for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$42,592	$28,152	51.3%	$115,299	$78,961	46.0%
Non-recurring	1,099	399	175.4%	2,450	1,125	117.8%
Operating revenues total	43,691	28,551	53.0%	117,749	80,086	47.0%
Adjusted EBITDA expenses	33,871	20,893	62.1%	97,164	63,303	53.5%
Adjusted EBITDA	$9,820	$7,658	28.2%	$20,585	$16,783	22.7%
Adjusted EBITDA margin %	22.5%	26.8%		17.5%	21.0%

ESG and Climate segment revenues for the three months ended September 30, 2021 increased 53.0% to $43.7 million compared to $28.6 million for the three months ended September 30, 2020. The increase in ESG and Climate revenues was primarily driven by strong growth from Ratings, Screening and Climate products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 47.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

For the nine months ended September 30, 2021, the increase was 47.0%, growing to $117.7 million compared to $80.1 million for the nine months ended September 30, 2020. The increase in ESG and Climate revenues was primarily driven by strong growth from Ratings, Climate and Screening products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and

Climate operating revenues would have increased 39.6%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

ESG and Climate segment Adjusted EBITDA expenses for the three months ended September 30, 2021 increased 62.1% to $33.9 million compared to $20.9 million for the three months ended September 30, 2020, reflecting higher expenses across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 60.4% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

For the nine months ended September 30, 2021, the increase was 53.5%, growing to $97.2 million compared to $63.3 million for the nine months ended September 30, 2020, reflecting higher expenses across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 49.7% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

All Other – Private Assets Segment

The following table presents the results for the All Other – Private Assets segment for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$15,418	$12,400	24.3%	$48,355	$40,402	19.7%
Non-recurring	189	354	(46.6%)	1,424	1,978	(28.0%)
Operating revenues total	15,607	12,754	22.4%	49,779	42,380	17.5%
Adjusted EBITDA expenses	14,710	10,741	37.0%	37,004	32,892	12.5%
Adjusted EBITDA	$897	$2,013	(55.4%)	$12,775	$9,488	34.6%
Adjusted EBITDA margin %	5.7%	15.8%		25.7%	22.4%

All Other – Private Assets segment revenues for the three months ended September 30, 2021 increased 22.4% to $15.6 million compared to $12.8 million for the three months ended September 30, 2020. The increase in All Other – Private Assets revenues was primarily driven by the acquisition of RCA, which contributed $3.4 million of operating revenues. Excluding the acquisition of RCA, All Other – Private Assets segment revenues were lower due to lower volume of deliveries to clients in three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Adjusting for both the impact of the acquisition and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have decreased 7.6% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have decreased 4.4% and increased 19.2%, respectively, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

For the nine months ended September 30, 2021, the increase was 17.5%, growing to $49.8 million compared to $42.4 million for the nine months ended September 30, 2020. The increase in All Other – Private Assets revenues was primarily driven by the acquisition of RCA and favorable foreign currency exchange rate fluctuations. Adjusting for both the impact of the acquisition and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 1.6% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 9.4% and 9.7%, respectively, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

All Other – Private Assets segment Adjusted EBITDA expenses for the three months ended September 30, 2021 increased 37.0% to $14.7 million compared to $10.7 million for the three months ended September 30, 2020, driven by higher expenses across the cost of revenues, G&A and selling and marketing expense activity categories. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations, All Other – Private Assets segment Adjusted EBITDA expenses would have increased 4.0% and 34.1%, respectively, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

For the nine months ended September 30, 2021, the increase was 12.5%, growing to $37.0 million compared to $32.9 million for the nine months ended September 30, 2020, driven by higher expenses across the cost of revenues and G&A expense activity categories. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations, All Other – Private Assets segment Adjusted EBITDA expenses would have increased 1.8% and 8.3%, respectively, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Run Rate

“Run Rate” estimates at a particular point in time the annualized value of the recurring revenues under our client license agreements (“Client Contracts”) for the next 12 months, assuming all Client Contracts that come up for renewal, or reach the end of the committed subscription period, are renewed and assuming then-current currency exchange rates, subject to the adjustments and exclusions described below. For any Client Contract where fees are linked to an investment product’s assets or trading volume/fees, the Run Rate calculation reflects, for ETFs, the market value on the last trading day of the period, for futures and options, the most recent quarterly volumes and/or reported exchange fees, and for other non-ETF products, the most recent client-reported assets. Run Rate does not include fees associated with “one-time” and other non-recurring transactions. In addition, we add to Run Rate the annualized fee value of recurring new sales, whether to existing or new clients, when we execute Client Contracts, even though the license start date, and associated revenue recognition, may not be effective until a later date. We remove from Run Rate the annualized fee value associated with products or services under any Client Contract with respect to which we have received a notice of termination, non-renewal or an indication the client does not intend to continue their subscription during the period and have determined that such notice evidences the client’s final decision to terminate or not renew the applicable products or services, even though such notice is not effective until a later date.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes or discounts;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign currency exchange rates; and
•	the impact of acquisitions and divestitures.

The following table presents the Run Rates as of the dates indicated and the growth percentages over the periods indicated:

	As of
	September 30,	September 30,	%
	2021	2020	Change
	(in thousands)
Index:
Recurring subscriptions	$667,023	$598,799	11.4%
Asset-based fees	550,230	401,196	37.1%
Index total	1,217,253	999,995	21.7%

Analytics	568,932	544,315	4.5%

ESG and Climate	178,398	122,273	45.9%

All Other - Private Assets	131,678	52,970	148.6%

Total Run Rate	$2,096,261	$1,719,553	21.9%

Recurring subscriptions total	$1,546,031	$1,318,357	17.3%
Asset-based fees	550,230	401,196	37.1%
Total Run Rate	$2,096,261	$1,719,553	21.9%

Total Run Rate grew 21.9% to $2,096.3 million as of September 30, 2021 compared to $1,719.6 million as of September 30, 2020. Recurring subscriptions Run Rate grew 17.3% to $1,546.0 million as of September 30, 2021 compared to $1,318.4 million as of September 30, 2020. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 11.7% and 17.4%, respectively, as of September 30, 2021 compared to September 30, 2020.

Run Rate from asset-based fees increased 37.1% to $550.2 million as of September 30, 2021 from $401.2 million as of September 30, 2020, primarily driven by higher AUM in ETFs linked to MSCI equity indexes and higher AUM in non-ETF indexed funds linked to MSCI indexes. Partially offsetting the impact of the increase in AUM in ETFs linked to MSCI equity indexes was a change in fee levels of certain products, which was the primary driver of a decline in average basis point fees to 2.57 as of September 30, 2021 from 2.67 as of September 30, 2020. As of September 30, 2021, the value of AUM in ETFs linked to MSCI equity indexes was $1,336.6 billion, up $427.7 billion, or 47.1%, from $908.9 billion as of September 30, 2020. The increase of $427.7 billion consisted of market appreciation of $221.9 billion and net inflows of $205.8 billion.

Index recurring subscriptions Run Rate grew 11.4% to $667.0 million as of September 30, 2021 compared to $598.8 million as of September 30, 2020, driven by growth in market cap-weighted index products and strong growth in factor, ESG and climate index products and reflected growth across all regions and all client segments.

Run Rate from Analytics products increased 4.5% to $568.9 million as of September 30, 2021 compared to $544.3 million as of September 30, 2020, primarily driven by growth in both Equity Analytics and Multi-Asset Class products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 4.9% as of September 30, 2021.

Run Rate from ESG and Climate products increased 45.9% to $178.4 million as of September 30, 2021 compared to $122.3 million as of September 30, 2020, primarily driven by strong growth in both Ratings and Climate products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate Run Rate would have increased 46.3% as of September 30, 2021 compared to September 30, 2020.

Run Rate from All Other – Private Assets products increased 148.6% to $131.7 million as of September 30, 2021 compared to $53.0 million as of September 30, 2020, primarily driven by the acquisition of RCA, growth in both Global Intel and Enterprise Analytics products and strong growth from new sales of Real Estate Climate Value-at-Risk products. Adjusting for both the impact of the acquisition and foreign currency exchange rate fluctuations, All Other – Private Assets Run Rate would have increased 7.3% as of September 30, 2021 compared to September 30, 2020. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations, All Other – Private Assets Run Rate would have increased 9.1% and 147.4%, respectively, as of September 30, 2021 compared to September 30, 2020.

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

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	%	September 30,	September 30,	%
	2021	2020	Change	2021	2020	Change
	(in thousands)
New recurring subscription sales
Index	$19,546	$18,743	4.3%	$66,037	$58,073	13.7%
Analytics	15,889	15,229	4.3%	44,381	41,426	7.1%
ESG and Climate	17,310	7,932	118.2%	46,706	26,128	78.8%
All Other - Private Assets	2,479	1,412	75.6%	6,023	3,733	61.3%
New recurring subscription sales total	55,224	43,316	27.5%	163,147	129,360	26.1%

Subscription cancellations
Index	(6,203)	(7,050)	(12.0%)	(18,192)	(19,589)	(7.1%)
Analytics	(9,213)	(8,211)	12.2%	(25,188)	(27,008)	(6.7%)
ESG and Climate	(1,338)	(1,215)	10.1%	(3,636)	(4,473)	(18.7%)
All Other - Private Assets	(1,296)	(656)	97.6%	(2,881)	(1,694)	70.1%
Subscription cancellations total	(18,050)	(17,132)	5.4%	(49,897)	(52,764)	(5.4%)

Net new recurring subscription sales
Index	13,343	11,693	14.1%	47,845	38,484	24.3%
Analytics	6,676	7,018	(4.9%)	19,193	14,418	33.1%
ESG and Climate	15,972	6,717	137.8%	43,070	21,655	98.9%
All Other - Private Assets	1,183	756	56.5%	3,142	2,039	54.1%
Net new recurring subscription sales total	37,174	26,184	42.0%	113,250	76,596	47.9%

Non-recurring sales
Index	17,366	10,001	73.6%	39,340	30,734	28.0%
Analytics	2,377	2,562	(7.2%)	8,123	7,486	8.5%
ESG and Climate	1,090	135	707.4%	2,927	702	317.0%
All Other - Private Assets	130	112	16.1%	1,201	1,150	4.4%
Non-recurring sales total	20,963	12,810	63.6%	51,591	40,072	28.7%

Gross sales
Index	$36,912	$28,744	28.4%	$105,377	$88,807	18.7%
Analytics	18,266	17,791	2.7%	52,504	48,912	7.3%
ESG and Climate	18,400	8,067	128.1%	49,633	26,830	85.0%
All Other - Private Assets	2,609	1,524	71.2%	7,224	4,883	47.9%
Total gross sales	$76,187	$56,126	35.7%	$214,738	$169,432	26.7%

Net sales
Index	$30,709	$21,694	41.6%	$87,185	$69,218	26.0%
Analytics	9,053	9,580	(5.5%)	27,316	21,904	24.7%
ESG and Climate	17,062	6,852	149.0%	45,997	22,357	105.7%
All Other - Private Assets	1,313	868	51.3%	4,343	3,189	36.2%
Total net sales	$58,137	$38,994	49.1%	$164,841	$116,668	41.3%

A significant portion of MSCI's operating revenues are derived from subscriptions or licenses of products and services, which are provided over contractually-agreed periods of time that are subject to renewal or cancellation at the end of current contract terms.

Retention Rate

The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Index	96.0%	95.0%	96.1%	95.3%
Analytics	93.4%	93.8%	94.0%	93.2%
ESG and Climate	96.1%	95.2%	96.5%	94.1%
All Other - Private Assets (1)	91.0%	94.8%	91.2%	95.6%

Total	94.5%	94.5%	94.9%	94.3%
(1)	Retention rate for All Other – Private Assets excluding the impact of RCA was 93.7% and 94.2% for the three and nine months ended September 30, 2021, respectively.

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

The Retention Rate for a non-annual period is calculated by annualizing the cancellations for which we have received a notice of termination or for which we believe there is an intention not to renew or discontinue the subscription during the non-annual period, and we believe that such notice or intention evidences the client’s final decision to terminate or not renew the applicable agreement, even though such notice is not effective until a later date. This annualized cancellation figure is then divided by the subscription Run Rate at the beginning of the fiscal year to calculate a cancellation rate. This cancellation rate is then subtracted from 100% to derive the annualized Retention Rate for the period.

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

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K. There have been no significant changes in our accounting policies since the end of the fiscal year ended December 31, 2020 or critical accounting estimates applied in the fiscal year ended December 31, 2020. In accordance with our acquisition of Real Capital Analytics, Inc. (“RCA”) on September 13, 2021, the initial valuation of intangible assets, as part of the acquisition method of accounting, are subjective and based, in part, on inputs that are unobservable. These inputs include, but are not limited to, forecasted cash flows, operating revenues growth rates, client attrition rates and discount rates. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and assumed liabilities differently from the allocation that we have made.

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

Senior Notes and Credit Agreement

We have an aggregate of $4,200.0 million in Senior Notes outstanding and a $500.0 million undrawn Revolving Credit Agreement with a syndicate of banks. See Note 8, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on our Senior Notes and Revolving Credit Agreement.

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 (or 4.50:1.00 for two fiscal quarters following a material acquisition) and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of September 30, 2021, our Consolidated Leverage Ratio was 3.56:1.00 and our Consolidated Interest Coverage Ratio was 7.42:1.00. As of September 30, 2021, there were no amounts drawn and outstanding under the Revolving Credit Agreement.

Our non-guarantor subsidiaries under the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $1,173.8 million, or 60.6%, of our total revenue for the trailing 12 months ended September 30, 2021, approximately $418.3 million, or 40.8%, of our consolidated operating income for the trailing 12 months ended September 30, 2021, and approximately $2,185.8 million, or 42.5%, of our consolidated total assets (excluding intercompany assets) and $851.1 million, or 15.7%, of our consolidated total liabilities, in each case as of September 30, 2021.

Share Repurchases

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Nine Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
September 30, 2021	$407.70	330	$134,340
September 30, 2020	$278.69	2,021	$563,336

As of September 30, 2021, there was $1,594.4 million of available authorization remaining under the 2020 Repurchase Program.

Cash Dividend

On October 25, 2021, the Board of Directors declared a quarterly cash dividend of $1.04 per share for the three months ending December 31, 2021. The fourth quarter 2021 dividend is payable on November 30, 2021 to shareholders of record as of the close of trading on November 12, 2021.

Cash Flows

	As of
	September 30,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$1,284,664	$1,300,521

Cash and cash equivalents were $1,284.7 million and $1,300.5 million as of September 30, 2021 and December 31, 2020, respectively. We typically seek to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes. As of September 30, 2021 and December 31, 2020, $514.4 million and $423.4 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.

We believe that global cash flows from operations, together with existing cash and cash equivalents and funds available under our existing revolving credit facility and our ability to access the debt and capital markets for additional funds, will continue to be sufficient to fund our global operating activities and cash commitments for investing and financing activities, such as material capital expenditures and share repurchases, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect that foreign cash flows from operations, together with existing cash and cash equivalents will continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and for the foreseeable future thereafter.

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$656,405	$575,181
Net cash used in investing activities	(985,879)	(224,899)
Net cash provided by (used in) financing activities	321,249	(549,484)
Effect of exchange rate changes	(7,632)	(4,507)
Net decrease in cash	$(15,857)	$(203,709)

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $656.4 million and $575.2 million for the nine months ended September 30, 2021 and 2020, respectively. The year-over-year increase was driven by higher cash collections from customers, partially offset by higher payments for income taxes and cash expenses.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, office rent, technology costs, market data costs, interest expenses and income taxes. Historically, the payment of cash for compensation and benefits is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year. In addition, during the three months ended December 31, 2021, we expect higher payments to satisfy tax liabilities by approximately $110.0 million resulting from the temporary acceleration of the recognition of income for tax purposes. The timing and amount of the payments is contingent upon execution of transactions that result in higher tax obligations for the current fiscal year.

Cash Flows From Investing Activities

Cash used in investing activities was $985.9 million for the nine months ended September 30, 2021 compared to $224.9 million for the nine months ended September 30, 2020. The year-over-year change was primarily driven by the acquisition of RCA, partially offset by the absence of the $190.8 million equity method investment in Burgiss.

Cash Flows From Financing Activities

Cash provided by financing activities was $321.2 million for the nine months ended September 30, 2021 compared to cash used in financing activities of $549.5 million for the nine months ended September 30, 2020. The year-over-year change was primarily driven by the impact of lower share repurchases and higher proceeds from the new senior notes offerings made during the nine months ended September 30, 2021.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the nine months ended September 30, 2021 and 2020, 15.1% and 14.0%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily includes clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 15.1% of non-U.S. dollar exposure for the nine months ended September 30, 2021, 42.1% was in Euros, 25.9% was in British pounds sterling and 24.4% was in Japanese yen. Of the 14.0% of non-U.S. dollar exposure for the nine months ended September 30, 2020, 40.4% was in Euros, 27.2% was in Japanese yen and 24.2% was in British pounds sterling.

Revenues from asset-based fees represented 27.1% and 23.1% of operating revenues for the nine months ended September 30, 2021 and 2020, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 42.1% and 40.7% of our operating expenses for the nine months ended September 30, 2021 and 2020, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Euros, Swiss francs, Mexican pesos and Hong Kong dollars. Expenses incurred in foreign currency may increase as we expand our business outside the U.S.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $0.8 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2021, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below presents information with respect to purchases made by or on behalf of the Company of its common shares during the three months ended September 30, 2021.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2021-July 31, 2021	7,143	$562.39	—	$1,594,416,000
August 1, 2021-August 31, 2021	—	$—	—	$1,594,416,000
September 1, 2021-September 30, 2021	1,949	$651.09	—	$1,594,416,000
Total	9,092	$581.40	—	$1,594,416,000

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

(2)	See Note 10, “Shareholders’ Equity (Deficit)” of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding our stock repurchase program.

Item 6.	Exhibits

EXHIBIT INDEX

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on January 11, 2021 and incorporated by reference herein)

4.1

Indenture, dated as of August 17, 2021, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-33812), filed with the SEC on August 17, 2021 and incorporated by reference herein)

4.2

Form of Note for MSCI Inc. 3.250% Senior Notes due August 15, 2033 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-33812), filed with the SEC on August 17, 2021 and incorporated by reference herein)

11

Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

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

Dated: October 26, 2021

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer (Principal Financial Officer)