Form 10-K
period 2021-12-31
MSCI Inc.
filed 2022-02-11
CIK 1408198

f-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these securities as reported by The New York Stock Exchange on June 30, 2021) was $43,427,568,686. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 4, 2022, there were 81,268,195 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: Portions of the registrant’s proxy statement for its annual meeting of stockholders, to be held on April 26, 2022, are incorporated herein by reference into Part III of this Form 10-K.

MSCI INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

Except as the context otherwise indicates, the terms “MSCI,” the “Company,” “we,” “our” and “us” refer to MSCI Inc. together with its subsidiaries.

This Annual Report on Form 10-K contains trademarks, service marks and trade names owned by us, as well as those owned by others. MSCI, Barra, RiskMetrics, IPD, Real Capital Analytics, Datscha and other MSCI brands and product names are the trademarks, service marks or registered trademarks of MSCI, its subsidiaries or licensors in the United States and other jurisdictions.

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

Overview

We are a leading provider of critical decision support tools and solutions for the global investment community. Our mission-critical offerings help investors address the challenges of a transforming investment landscape and power better investment decisions. Leveraging our knowledge of the global investment process and our expertise in research, data and technology, we enable our clients to understand and analyze key drivers of risk and return and confidently and efficiently build more effective portfolios.

Investors all over the world use our research-driven and technology-enabled tools and solutions to gain insights and improve transparency throughout their investment processes. Our tools and solutions help investors define their investment universe; inform and analyze their asset allocation and portfolio construction decisions; measure and manage portfolio performance and risk; implement sustainable, climate-focused and other investment strategies; conduct performance attribution; construct and manage exchange traded funds (“ETFs”) and other indexed financial products; and facilitate reporting to stakeholders.

Our products and services include indexes; portfolio construction and risk management tools; environmental, social and governance (“ESG”) and climate solutions; and real estate market and transaction data and analysis. We are increasingly focused on open and flexible technology, and our content and capabilities can be accessed by our clients through multiple channels and platforms.

We aim to anticipate the needs of the investment industry with our client-centric focus and our deep understanding of our clients’ workflows, challenges and goals. We are focused on product innovation and data collection to address the evolving needs of an increasingly complex industry. In order to most effectively serve our clients, we are committed to advancing an integrated approach to our offerings, achieving service excellence, enhancing our differentiated research and content, and delivering flexible, cutting-edge technology.

Clients

Our clients comprise a wide spectrum of the global investment industry and include the following key client types:

•	Asset owners (including pension funds, endowments, foundations, central banks, sovereign wealth funds, family offices and insurance companies)
•	Asset managers (including managers of institutional funds and accounts, mutual funds, hedge funds, ETFs, insurance products, private banking products and real estate investment trusts)
•	Financial intermediaries (including banks, broker-dealers, exchanges, custodians, trust companies, fund administrators and investment consultants)
•	Wealth managers (including robo-advisors and self-directed brokerages)
•	Real Estate Professionals (including real estate brokers, agents, developers, lenders and appraisers)
•	Corporates (including public and private companies and their advisors)

As of December 31, 2021, we served over 6,300 clients1 in more than 95 countries. For the year ended December 31, 2021, our largest client organization by revenue, BlackRock, accounted for 12.7% of our total revenues, with 93.6% of the revenue from BlackRock coming from fees based on the assets in BlackRock’s ETFs that are based on our indexes.

[1]	Represents the aggregate of all related clients under their respective parent entity. As of December 31, 2021, we served over 1,600 clients which were related to RCA (as defined below).

Industry Trends and Competitive Advantages

We believe we are uniquely positioned to benefit from emerging trends and to help our clients adapt to a large and rapidly expanding and evolving investment industry. Investing has grown in complexity, with more choices across asset classes, security types and geographies, and more consideration of a wider array of risks, including those related to ESG and climate. In addition, the construction and management of investment portfolios are becoming increasingly outcome-oriented, rules-based and technology-driven. As a result, the investment process is transforming, reflected in several trends we have observed, including:

•	Changing client operating models and business strategies, driven in part by fee compression, changing demographics, the regulatory environment and shifting economic outlooks;
•

Increasing use of global, multi-asset-class and other complex investment strategies, including strategies incorporating private asset investments and factor objectives, as investors seek specific and unique outcomes;

•

Accelerating integration of ESG and climate considerations into investment processes, reporting and products, as sustainable investing becomes more prominent and investors increasingly focus on companies with strong sustainability practices as an indicator of long-term resilience, as seen in the current investment focus on considerations such as the COVID-19 pandemic, extreme weather events and diversity and inclusion initiatives;

•

Continuing growth of indexed investing through indexed investment products such as ETFs, mutual/UCITS funds and annuities, as well as indexed derivatives such as futures, options, structured products and over-the-counter swaps, and other vehicles that seek to track an index as investors increasingly seek lower-cost investment strategies;

•	Increasing allocation of capital to real estate and other private assets and desire for greater transparency into the performance of private assets, with an increased focus on climate and income risk;
•	Increasing demand for data and tools that clients can integrate to support their unique portfolio construction needs and to provide transparency into their investment objectives; and
•	Growing use of advanced technologies to enhance investment analytics, streamline operations, create efficiencies and gain competitive advantages.

We believe the following competitive advantages position us well to meet client demands in light of these trends:

•

Differentiated research-enhanced content provides our clients with insights to better understand and adapt to a complex and fast-changing marketplace. We are continually developing a wide range of differentiated content and have amassed an extensive database of historical global market data, proprietary equity index data, ESG and climate data, factor models, private assets benchmark data and risk algorithms, all of which can be critical components of our clients’ investment processes. This content is grounded in our deep knowledge of the global investment process and fueled by experienced research and product development and data management teams.

•

Client-centricity allows us to build strong client relationships globally and better understand and service our clients’ unique needs in the markets in which they operate. Our client coverage team develops and maintains strong and trusted relationships with senior executives and investment professionals, and we regularly consult with clients and other market participants to discuss their needs, investment trends and implications for our research, product development and client servicing goals.

•

Strong product innovation, supported by flexible, scalable, cutting-edge technology developed by our global team of sophisticated technology and data professionals, enables clients to use MSCI, third-party and their proprietary content efficiently and cost-effectively. Our commitment to open and flexible technology allows us to continually improve our overall products and services by more efficiently processing data for distribution and ensuring advanced platform flexibility that provides for easy integration into our clients’ workflows.

Strategy

We provide critical tools and solutions that enable investors to manage the transformations taking place in the investment industry, better understand performance and risk, and build portfolios more effectively and efficiently to achieve their investment objectives. We are focused on the following key initiatives to deliver actionable and integrated client solutions:

•

Extend leadership in research-enhanced content across asset classes. We continue to develop and deliver innovative solutions that incorporate proprietary and highly differentiated content based on rich insights from our research and product development teams. In addition to continuing to enhance our position as a leader with respect to tools and solutions for equity investors globally, our strategic priorities also include content for ESG and climate, thematics, factors, fixed income, liquidity and private assets, all of which we believe represent significant growth opportunities. For example, in September 2021, we completed our acquisition of Real Capital Analytics, Inc. (“RCA”), a provider of data and analytics for the properties and transactions that drive the global commercial real estate capital markets. This transaction significantly expanded our data capabilities with respect to private assets.

•

Lead the enablement of ESG and climate investment integration by delivering the data, information and applications necessary to identify, assess and incorporate material ESG and climate risks and opportunities. The global adoption of ESG and climate-focused investment considerations is rapidly accelerating. As demand from our clients for ESG and climate solutions increases, MSCI’s research, tools and solutions will aim to provide the transparency our clients need to better integrate ESG and climate risks and opportunities into their investment processes. Our ESG ratings and climate data and research are also utilized in our index, analytics and private asset tools and solutions – from ESG and climate indexes to incorporation of ESG and climate data in risk analysis to climate and emissions assessments specific to real estate assets and private equity portfolios. We are focused on being an influential thought leader on these climate-related considerations for the investment industry.

•

Enhance distribution and content-enabling technology. We are deploying and developing advanced technology to drive integration and efficiencies, accelerate the pace of innovation and enhance distribution and the client experience. We increasingly utilize proprietary and third-party technologies, including artificial intelligence, machine learning and natural language processing tools, to enhance our ability to gather and analyze data, create content and automate and enhance the efficiency of many of our data processes. In 2021, in response to evolving client needs and the changing technology landscape, we launched our new open-architecture Investment Solutions as a Service (“ISaaS”) offerings. These offerings include Climate Lab Enterprise, a first-in-kind visualization dashboard that combines our climate data with our analytical risk and portfolio management capabilities.

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

•

Strengthen client relationships and grow into strategic partnerships with clients. We aim to serve as a strategic partner to members of the investment community by anticipating their needs, by promoting the full breadth of our tools and solutions and by building a seamless experience across our offerings. The depth of knowledge of our client coverage teams, including dedicated account managers, ensures that we are engaging with our clients in a holistic and integrated manner. In particular, we are leveraging our existing offerings to serve new and developing client use cases. Through constant innovation, we enhance the efficiency and ease of use of our products as we further demonstrate the value of our content, applications and services.

•

Execute strategic relationships and acquisitions with complementary content and technology companies.  We regularly evaluate and selectively pursue strategic relationships with, and acquisitions of, providers of unique and differentiated content, products and technologies that we believe have the potential to complement, enhance or expand our offerings and client base. In order to drive value, we target acquisitions and strategic relationships that can be efficiently integrated into our existing operational structure and global sales network. For example, through our acquisition of RCA, we expanded MSCI’s robust suite of real estate solutions, by allowing us to provide real estate industry professionals with more data, analytics and support tools to manage investments and understand performance and risk, including climate risks, within their portfolios.

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

Segments

For the year ended December 31, 2021, we had the following five operating segments: Index, Analytics, ESG and Climate, Real Estate and The Burgiss Group, LLC (“Burgiss”), which are presented as the following four reportable segments: Index, Analytics, ESG and Climate, and All Other – Private Assets. For reporting purposes, the Real Estate and Burgiss operating segments are combined and presented as All Other – Private Assets, as they did not meet the thresholds for separate presentation. The Burgiss operating segment represents the Company’s equity method investment in Burgiss. Financial results related to MSCI’s acquisition of RCA have been included prospectively as a component of the Real Estate operating segment and presented as a component of the All Other – Private Assets reportable segment, commencing as of September 13, 2021 (the date we completed the acquisition).

Index

Clients use our indexes in many areas of the investment process, including for indexed product creation (e.g., ETFs, mutual funds, annuities, futures, options, structured products, over-the-counter derivatives), performance benchmarking, portfolio construction and rebalancing, and asset allocation. We currently calculate more than 267,0002 end-of-day indexes daily and more than 15,000 indexes in real time. Clients receive index data directly from us or from third-party vendors worldwide.

Our index product offerings include:

•

MSCI Global Equity Indexes. MSCI Global Equity Indexes are designed to measure returns across a wide variety of equity markets, size segments, sectors and industries.  As of December 31, 2021, we calculated indexes that covered more than 80 developed, emerging, frontier and standalone equity markets, as well as various regional indexes built from the component indexes.

•

ESG and Climate Indexes. ESG and Climate Indexes are constructed using data from our ESG and Climate segment to meet the growing demand for indexes that integrate ESG and climate criteria to facilitate sustainable investing strategies.

•

Factor Indexes. Factor Indexes seek to reflect the performance characteristics of a range of investment styles and strategies, such as momentum or value. These indexes include stocks that demonstrate high exposure to the target factor. In addition to single factor indexes, we offer multiple-factor indexes, which aim to support investors with diversified multi-factor strategies.

•

Thematic Indexes. Thematic Indexes are designed to measure the performance of companies affected by shifts in macroeconomic, geopolitical and technological trends. These indexes can target areas of interest under megatrend categories such as the environment, healthcare and lifestyle.  Examples of our Thematic Indexes include digital economy, efficient energy, genomic innovation and smart cities.

•

Custom Indexes. Custom Indexes are calculated by applying a client’s criteria such as stock exclusion lists, currency hedging rules, tax rates or special weighting to an existing MSCI index. Investors with unique index requirements can build an index to meet their specific needs.

[2]	The number of indexes includes different return versions (e.g., price, net and gross returns) but does not include different currency versions.

•

Fixed Income Indexes. Fixed Income Indexes include both investment grade and high-yield securities across a number of currencies that reflect the performance of credit markets generally, or specific investment strategies, including climate-focused or factor strategies.

•	Real Estate Indexes. Real Estate Indexes provide transparency and insight to private real estate investment strategies.

In 2021, we launched a number of new indexes, including the following:

•

MSCI China A 50 Connect Index. The MSCI China A 50 Connect Index is designed to reflect the performance of the 50 largest China A securities across all 11 Global Industry Classification Standard (GICS) sectors, with at least two securities included for each sector.

•

MSCI Circular Economy Indexes. The new suite of MSCI Circular Economy Indexes aims to reflect the performance of companies associated with facilitating a circular economy to tackle global resource challenges, including across renewables and energy efficiency, the sharing economy, sustainable water transition, natural resource stewardship and plastics transition.

•

MSCI Space Exploration Index. The MSCI Space Exploration Index aims to measure the performance of a set of companies associated with the development of new products and services such as orbital and sub-orbital spaceflights, satellite communications and urban air mobility.

Our Index segment also includes revenues from licenses of GICS and GICS Direct, the global industry classification standard jointly developed and maintained by MSCI and Standard & Poor’s Financial Services, LLC, a subsidiary of S&P Global Inc.  This classification system was developed in response to investors’ need for a comprehensive and consistent framework for classifying companies into industries. GICS is widely accepted as an industry analysis framework for investment research, portfolio management and asset allocation. GICS Direct is a dataset comprised of active companies and securities classified by sector, industry group, industry and sub-industry in accordance with the proprietary GICS methodology. The MSCI Sector Indexes are comprised of GICS sector, industry group, and industry indexes across countries and regions in Developed, Emerging and select Frontier markets.

For the year ended December 31, 2021, 61.3% of our revenues were attributable to our Index segment. A majority of those revenues were attributable to annual, recurring subscriptions. A portion of our revenues comes from clients who use our indexes as the basis for indexed investment products. Such fees are primarily based on a client’s assets under management (“AUM”) or trading volumes and are referred to herein as asset-based fees. Since market movement and investment trends impact our asset-based fees, our revenues from asset-based fees are subject to volatility. For the year ended December 31, 2021, asset-based fees accounted for 44.3% of the total revenues for our Index segment.

Analytics

Our Analytics segment offers risk management, performance attribution and portfolio management content, applications and services that provide clients with an integrated view of risk and return and tools for analyzing market, credit, liquidity, counterparty and climate risk across all major asset classes, spanning short-, medium- and long-term time horizons. Our offerings also support clients’ various regulatory reporting needs.

Our Analytics tools and capabilities include the following: models to support factor-based analytics (e.g., Barra equity models and fixed income and multi-asset class (“MAC”) models), pricing models and single security analytics, time series-based analytics, stress testing, performance attribution, portfolio optimization and liquidity risk analytics, as well as underlying inputs such as interest rate and credit curves. We continue to develop new and improved tools and capabilities in response to the evolving needs of our clients. In addition, our analytics capabilities are helping to fuel growth in key areas across our business, such as our factor indexes and many of our climate risk and reporting offerings.

Our clients access our Analytics tools and content through our proprietary applications and application programming interfaces (“APIs”), third-party applications or directly through their own platforms. Our Analytics solutions provide clients with tools to construct and manage portfolios, including integrated market data from multiple third parties as well as content from MSCI’s other segments, which significantly reduces the operational burden on clients to independently source this information and populate it in our Analytics products. Our key Analytics products include:

•

RiskMetrics RiskManager. RiskMetrics RiskManager provides risk analytics across a broad range of publicly traded instruments and private assets. Clients use RiskManager for daily analysis, including: Value-at-Risk (“VaR”) simulation; measuring and monitoring market and liquidity risk at position, fund and firm levels; sensitivity analysis and stress testing; interactive what-if analysis; counterparty credit exposure; and regulatory risk reporting.

•

BarraOne. Powered by our MAC Barra factor model, BarraOne provides clients with MAC risk and performance analytics. BarraOne allows clients to build equity, fixed income, and MAC portfolios with specific risk, ESG and climate exposures.

•

Barra Portfolio Manager. Barra Portfolio Manager is an integrated risk, performance and portfolio-construction interactive platform with a flexible user interface that enables our clients to design investment strategies and build portfolios, and to share analytics and reports across their organizations. It is used by equity fund managers and their teams to gain additional portfolio insight and manage their investment processes more systematically.

•

RiskMetrics WealthBench and RiskMetrics CreditManager. RiskMetrics WealthBench is a web-based platform used by private banks, financial advisers, brokerages and trust companies to help wealth managers assess portfolio risk, construct asset allocation policies and create comprehensive client proposals. RiskMetrics CreditManager is a portfolio credit risk management system used primarily by banks to quantify portfolio credit risk by capturing market exposure, rating changes and default risk.

•

Climate Lab Enterprise. Powered by MSCI’s climate data integrated with MSCI’s enterprise analytics infrastructure, Climate Lab Enterprise enables our clients to measure, manage and monitor net-zero commitments and climate exposure and risks. Climate Lab Enterprise is able to aggregate climate data across multiple portfolios and asset classes, providing clients the ability to understand alignment with their climate goals from the enterprise level down through portfolios to individual positions and issuers.

Our Analytics segment also provides various managed services to help clients operate more efficiently, including consolidation of client portfolio data from various sources, review and reconciliation of input data and results, and customized reporting. In addition, our RiskMetrics HedgePlatform service allows clients such as funds of funds, pension funds and endowments who invest in hedge funds to measure, evaluate and monitor the risk of their hedge fund investments across multiple hedge fund strategies.

For the year ended December 31, 2021, 26.6% of our revenues were attributable to our Analytics segment.

ESG and Climate

The ESG and Climate segment3 offers products and services that help institutional investors understand how ESG and climate considerations can impact the long-term risk and return of their portfolio and individual security-level investments. We provide data, ratings, research and tools to help investors navigate increasing regulation, meet new client demands and better integrate ESG and climate elements into their investment processes.

[3]

Products and services in our ESG and Climate segment are provided by MSCI ESG Research LLC, a wholly owned subsidiary of MSCI Inc. that is registered with the U.S. Securities and Exchange Commission (SEC) as an Investment Adviser under the Investment Advisers Act of 1940. MSCI ESG Ratings are used as an input in the construction and calculation of MSCI ESG indexes, which are not subject to our SEC registration. MSCI indexes are products of MSCI Inc., and MSCI Limited is the benchmark administrator.

Our ESG and Climate research team analyzes over 9,8004 entities worldwide, and we will continue to expand and deepen our coverage to help investors and others in their asset allocation, portfolio construction and risk management processes. Clients include global asset managers, leading asset owners, consultants, advisers, corporates and academics.

Our ESG and Climate offerings include:

•

MSCI ESG Ratings. Our ESG ratings aim to measure a company’s resilience to long-term ESG risks. Companies are scored on an industry-relative scale across the most relevant key ESG issues based on a company's business model.  MSCI ESG ratings include ratings of equity issuers and fixed income securities. The MSCI ESG Industry Materiality Map is a public tool that explores the key ESG issues by GICS sub-industry or sector and their contribution to companies’ overall ESG ratings. Ratings are designed to identify and analyze ESG issues, including exposures (e.g., business segment and geographic risk), management and industry-specific measures that may include the intersection of a company’s major social and environmental impacts with its core business operations, thereby identifying potential risks and opportunities for the company and its investors.

•

MSCI ESG Business Involvement Screening Research. MSCI ESG Business Involvement Screening Research is a screening service that enables institutional investors to manage ESG standards and restrictions reliably and efficiently. Asset managers, investment advisers and asset owners can access screening research through the online MSCI ESG Manager platform or a data feed to support alignment with their investment guidelines, implement client mandates or manage potential ESG portfolio risks.

•

MSCI Climate Solutions. With MSCI’s Climate Solutions, investors and issuers utilize our climate data and tools to support their investment decision making. These activities can include measuring and reporting on climate risk exposure, implementing low carbon fossil-fuel-free strategies, factoring climate change research into risk management processes and engaging companies and external stakeholders. In 2021, we launched our Climate Lab Enterprise analytics product, which provides a comprehensive view of climate risk across enterprises, strategies, portfolios and companies (see “—Analytics” above).

MSCI ESG ratings and certain other ESG and climate data provided to our clients are also made available to, and used in, our other operating segments, such as in the construction of MSCI ESG and climate equity and fixed income indexes. These Index products are designed to help institutional investors more effectively benchmark ESG investment performance, issue indexed investment products, as well as manage, measure and report on ESG mandates.

For a description of regulation applicable to MSCI ESG Research LLC, see “—Government Regulation” below.

For the year ended December 31, 2021, 8.1% of our revenues were attributable to our ESG and Climate segment.

All Other – Private Assets

For reporting purposes, our Real Estate and Burgiss operating segments are combined and presented as All Other – Private Assets.

Our Real Estate offerings include real estate market and transaction data, benchmarks, return-analytics, climate assessments and market insights for funds, investors, managers and other real estate market participants. In September 2021, we completed our acquisition of RCA to meaningfully accelerate our Private Asset strategy. RCA’s rich transaction and pricing data enhances our offering to clients and allows us to integrate this information in other MSCI products including indexes, climate risk models and other MSCI solutions.

Our Real Estate performance and risk analytics range from enterprise-wide to property-specific analytics. We also provide business intelligence products to real estate owners, managers, developers and brokers worldwide. Some of the risk analytics generated as part of our Real Estate offerings are also used in the products offered by our other operating segments.

[4]	Does not include subsidiary-level companies.

Our Real Estate offerings include:

•

MSCI Global Intel. Our Global Intel offering is an industry-leading private real estate database that is used by institutional investors, asset managers, banks, custodians and investment consultants to drive allocation decisions, research and strategy developments, and portfolio and risk management. This tool comprises a consolidated set of global, regional, national, city and submarket indexes with segmentation by property type.

•

MSCI Real Estate Enterprise Analytics. Our Real Estate Enterprise Analytics application offers an interactive, integrated view to private real estate investors and managers, providing them with the ability to evaluate and analyze the drivers of portfolio performance across an organization’s investments, as well as review exposures and concentrations across markets, asset types and increasingly diverse portfolios.

•

MSCI Real Estate Climate Value-at-Risk (“RE Climate VaR”). Our RE Climate VaR solution provides forward-looking and return-based valuation assessments to measure climate-related risks for real estate assets in an investment portfolio. By calculating transition risk from changing legislation, regulation and sustainability strategies as well as physical risk from extreme weather impacts, RE Climate VaR offers a framework for investors to improve portfolio performance, risk management, regulatory reporting and progress towards broader sustainability goals.

•

Real Capital Analytics. RCA aggregates timely and reliable transaction data and provides valuable intelligence on market pricing, capital flows and investment trends in more than 170 countries. Our clients use this unique insight to formulate strategies, source new opportunities and execute deals.

•

Datscha. Datscha provides web-based services for the analysis of commercial real estate and offers comprehensive information on real estate, rental levels, property holdings, transactions, ownership, occupiers, footfall, lease data and the ability to simulate market values.

For the year ended December 31, 2021, 4.0% of our revenues were attributable to our Real Estate offerings.

Research and Product Development

We apply an integrated team approach to developing content across our operating segments. Our product management, research and product development, data operations and technology, and application development departments are at the center of this process. Our content is developed by a research and product development team comprised of mathematicians, economists, statisticians, financial engineers and investment industry experts.  Content created in one segment can often be used for the creation of products in another segment. For example, the MAC models created in our Analytics segment offer a view of risk across market and asset classes, including private real estate, by incorporating content generated in the Real Estate segment, and MSCI ESG indexes and our new Climate Lab Enterprise analytics product are constructed using data from our ESG and Climate segment.

Through our relationships with the world’s largest investment institutions, we monitor investment trends and their drivers globally and support instrument valuation, risk modeling, portfolio construction, portfolio attribution, asset allocation and VaR simulation. An important way we monitor global investment trends and their implications for our business is through direct public consultations and client advisory panels and through the forum provided by our Advisory Council. Our Advisory Council typically meets twice during the year to discuss current and emerging investment industry trends and is comprised of senior investment professionals from around the world and senior members of our research and product development team.

Technology

Technology plays a pivotal role in our operations and our ability to innovate and launch products and services. Current areas of focus include:

•

Migrating products, data and services onto a cloud platform to accelerate the delivery of new capabilities that will help investors more swiftly and efficiently manage data and understand the drivers of risk and performance, drive automation across our corporate processes and minimize data center risks.

•

Improving the client experience by enhancing the way clients access, interact with and use our data, applications and other tools, including by developing and launching our new open-architecture ISaaS services, many of which can integrate with our clients’ existing ecosystems via APIs.

•

Enhancing data processing by expanding our use of data science and machine learning in our data collection processes to enable us to more efficiently build scale and facilitate faster product enhancements and releases while also maintaining the highest quality standards.

•	Modernizing our workplace to better support a remote and hybrid workforce that can collaborate and productively work from anywhere.
•

Enhancing information security by further strengthening our technology infrastructure and software security processes. We implement changes and upgrades to technology regularly and maintain processes to minimize risk on an ongoing basis, and we seek to improve employee awareness of cyber and information security issues through training.

Competition

Index. Many industry participants compete with us by offering one or more indexes in similar categories. Such indexes vary widely in scope, including by geographic region, business sector and weighting methodology, and may be used by clients in a variety of ways in many different markets around the world.  Among our Index competitors are S&P Dow Jones Indices LLC (a joint venture of S&P Global Inc. and CME Group Inc.); FTSE Russell, a subsidiary of the London Stock Exchange Group PLC; and Solactive AG.

Competition also exists from industry participants, including asset managers and investment banks, that create their own indexes, often in cooperation with index providers, which may, among other things, provide some form of calculation agent service. Some asset managers also manage funds, including ETFs, based on their proprietary indexes, and some investment banks launch structured products or create over-the-counter derivatives based on their proprietary indexes. This is often referred to as self-indexing.

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

ESG and Climate. Our ESG and Climate offerings compete with a growing number of companies that issue ESG data, ratings or research. For example, our ESG and Climate offerings compete with those from a range of competitors, including Sustainalytics Holding B.V. (a part of Morningstar, Inc.), Institutional Shareholder Services Inc. (majority owned by Deutsche Börse AG), Trucost (an S&P Global Inc. business) and Refinitiv (a London Stock Exchange Group business).

All Other – Private Assets.  We also have a variety of competitors for our other offerings that comprise a smaller portion of our revenues, including a growing number of companies that provide data, market intelligence, indexes, and performance and risk attribution services relating to real estate and other private assets.

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

In addition to our intellectual property, we rely on third-party data to create and deliver our products and services. For example, we require certain stock exchange data to construct equity indexes. Termination of or disputes regarding our rights to receive or use such data could limit the information available for us to use or distribute in connection with our products and services.

Corporate Responsibility

As a leader in providing ESG and climate solutions to investors, we also aim to demonstrate leading corporate responsibility practices and policies that are meaningful to our various stakeholders, including our clients, employees, shareholders and local communities. The Governance and Corporate Responsibility Committee of our Board of Directors provides oversight of our corporate responsibility strategy and activities.

Recently we have implemented initiatives to reduce our impact on the environment and promote sustainability. We are committed to continuing to develop and enhance our climate-focused strategies. As part of our corporate responsibility efforts, in 2021 we published our first United Nations Sustainable Development Goals (SDG) report and our first Sustainable Finance Disclosure Regulations (SFDR) report. We have also published a Task Force on Climate-related Financial Disclosures (TCFD) report, a Sustainability Accounting Standard Board (SASB) report and a Climate Disclosure Project (CDP) report.

Additional information on our corporate responsibility efforts, including our net-zero commitment and carbon-reduction initiatives, can be found on our website at https://www.msci.com/who-we-are/corporate-responsibility. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.

Human Capital Management

MSCI is committed to creating a performance culture with high employee engagement. Our talent and leadership development programs are designed to ensure we have the people and skills in place to deliver on MSCI’s strategy, including a workplace that values and promotes diversity, equity and inclusion.

The Compensation, Talent and Culture Committee of our Board of Directors has oversight over talent management matters, including efforts relating to our corporate culture, progression planning, career progression and retention strategies, and learning and leadership development programs. In addition, our Chief Human Resources Officer and our Chief Diversity Officer report to our Board on our initiatives on diversity, equity and inclusion. We also engage with our shareholders around our talent initiatives, including our efforts to strengthen and promote a culture of inclusion and diversity.

The Board periodically reviews our executive talent including our leadership bench and succession planning. Our CEO and President also meet regularly with our functions to review talent plans with an aim to identify top talent who have the most potential to progress to the senior-most roles at MSCI.

In January 2022, following an extensive organizational design assessment conducted in 2021, we announced a number of organization and senior leadership changes, as well as expanded our Executive Committee to reflect MSCI’s ambition to serve as an indispensable partner to clients and the investment community. This expansion brings together and elevates more of the senior leaders who drive MSCI’s strategy and operations into MSCI’s primary leadership committee. The new members of the Executive Committee increase the representation from operating functions, in particular, Research, Technology and Data, and Private Assets. Additional information on our Executive Committee can be found be found at https://www.msci.com/who-we-are/our-leadership. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.

MSCI is a global company with a highly diverse footprint. As of December 31, 2021, we employed 4,303 people, of which 47.4% of MSCI employees were located in the Asia Pacific region, 23.3% in Europe, Middle East and Africa, 20.6% in the U.S. and Canada, and 8.7% in Mexico and Brazil.  For the one-year period ended December 31, 2021, voluntary turnover was 12.5% and involuntary turnover was 2.3%.

Diversity, Equity and Inclusion

At MSCI, diversity, equity and inclusion are core values of our culture. We strive to empower our people to maximize their potential in an environment where all individuals are respected and encouraged to bring their authentic selves to work. This culture embraces diverse experiences and perspectives, which we believe foster creativity and innovation. As of December 31, 2021, women represented 35.2% of our global employees, and people of color (defined as those who identify as Asian, Black or African American, Hispanic or Latino, American Indian

or Alaska Native, Native Hawaiian or Other Pacific Islander or two or more races) represented 46.1% of our U.S. employees and 41.6% of our U.S. employees in management roles5. The U.S. represents 19.9% of our global workforce.

In 2021, we appointed our first Chief Diversity Officer, who is responsible for operating across MSCI to align our diversity, equity and inclusion goals with business outcomes. Our Executive Diversity Council (the “EDC”) champions a diverse and inclusive culture by advising on corporate initiatives and facilitating collaboration across MSCI. Members of the EDC partner with our employee resource groups (the Women’s Leadership Forum, Women in Tech, MSCI Pride, the Black Leadership Network, Asian Support Network (formed in 2021), All Abilities Network (formed in 2021) and Hola! MSCI (formed in 2021)) to raise awareness, conduct events around the globe and serve as sponsors in their respective locations.

Our Employer Brand Council and the Diversity Engagement and Sourcing team focus on:

•	building and communicating the MSCI employer brand with the aim of bringing to life and showcasing our culture;
•	attracting and developing diverse talent for current and future roles;
•	building early career and internal pipeline programs that focus on diversity and inclusion across a range of factors, including gender, race, ethnicity, LGBTQ+ and socio-economic considerations;
•	forging relationships at institutions worldwide that promote diversity; and
•	building relationships with external partners and increasing our visibility (including through the use of social media) to better position MSCI’s programs and opportunities with new networks.

The team not only aims to create a pipeline of diverse talent for MSCI but also works to position MSCI more broadly as a leading organization that puts diversity, equity and inclusion at the center of its strategy. We believe that a diverse team is a stronger team and an important part of our success.

Additional information on our diversity metrics and programs can be found on our website at https://www.msci.com/who-we-are/corporate-responsibility/social-responsibility/diversity-equity-and-inclusion. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.

Compensation, Benefits and Well-being

We offer a broad range of highly competitive compensation and benefits programs to our employees and their families, including same-sex domestic partners. These programs include health and welfare benefits, including an Employee Assistance Program; enhanced maternity and paternity leave policies, including a Global Minimum Standard applicable to all offices worldwide; contributions to defined contribution and defined benefit pensions plans globally and Health Savings Accounts in the U.S.; life insurance; a global wellness initiative that can help employees improve their health and well-being; presentations on well-being topics, including retirement planning, parenting, meditation, stress management and nutrition; ergonomic equipment and desk assessments; and wellness rooms in all MSCI office locations.

Compensation at MSCI supports a culture of high performance and accountability. Our goal is to provide competitive compensation in the markets where we compete for talent. We believe in linking all employee compensation to Company, Product/Function and individual performance by making 100% of our employees eligible for annual cash bonuses. We strongly differentiate cash bonus payouts based on actual results against goals and for managers, how effectively they demonstrate behaviors consistent with our values and culture.

Senior employees of the Company and select other employees are eligible to participate in the MSCI Long-Term Incentive Program with awards of MSCI stock that vest over a multi-year period. The goal of the Long-Term Incentive Program is to: (i) align the interests of eligible employees with those of our shareholders, (ii) enhance our “owner-operator” philosophy, (iii) recognize and reward potential long-term contributions, (iv) retain key leaders and top performers.

In June 2020, MSCI announced an innovation initiative called the Future of Work at MSCI, and we began implementing this initiative in January 2022. For most of our employees, the Future of Work introduced a hybrid work environment allowing employees to work at times at the office and other times remotely, depending on the requirements of a specific role. As we continue to adapt and iterate how we work, employee feedback will remain central to this initiative.

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

MSCI conducts an employee engagement survey at least annually that measures whether our approaches to performance, growth and career development are driving employee engagement. Managers receive anonymous feedback and are accountable for improving and enhancing the work environment to drive higher engagement. In our December 2021 employee engagement survey, we achieved a 79% response rate and the percentage of respondents characterized as fully engaged equaled the highest since we implemented the engagement survey (not including employees from RCA, a newly acquired business).

Additional information on our training programs and engagement metrics can be found on our website at https://www.msci.com/who-we-are/corporate-responsibility/social-responsibility/cultivating-talent. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.

Supporting our Employees Through COVID-19

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

At the outset of the COVID-19 pandemic our technology infrastructure allowed us to seamlessly transition to a remote work environment. We increased technology effectiveness to allow our employees to remain fully engaged, productive and well. We also provided individualized support and equipment to our employees as needed to facilitate productivity. We continue to closely monitor and manage the situation regarding the COVID-19 pandemic and follow the recommended practices and guidelines from the World Health Organization as well as local requirements where our offices are located globally.

As noted above, in January 2022, we transitioned to our Future of Work at MSCI, which introduced increased flexibility to how and where employees work, reimagined our use of our offices and modernized technology to enhance MSCI’s interactions with clients and employees. For most of our employees, the Future of Work introduced a hybrid work environment allowing employees to work flexibly, sometimes at the office and other times remotely, based on the requirements of their specific roles. The Future of Work at MSCI unites our inclusive culture with modern ways of working to give employees the accountability, responsibility and empowerment to perform at their very best, while keeping our clients at the center of all we do. We believe these efforts will be iterative and adaptable, and feedback from our employees will be critical to ensure this initiative remains relevant and positions MSCI and its employees for success.

[5]	Management roles are employees in Managing Director, Executive Director or Vice President roles.

Government Regulation

The Company is subject to reporting, disclosure and recordkeeping obligations pursuant to SEC requirements applicable to U.S. public companies.

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

A subsidiary of the Company is registered with the State Council Information Office of the Ministry of Commerce and the State Administration for Industry and Commerce in China as a foreign institution supplying financial information services in China. This license is currently administered by the Cyberspace Administration of China.

Information About Our Executive Officers

Name	Age	Position
Henry A. Fernandez	63	Chairman and Chief Executive Officer
C.D. Baer Pettit	57	President and Chief Operating Officer
Andrew C. Wiechmann	42	Chief Financial Officer and Treasurer
Robert J. Gutowski	54	General Counsel
Scott A. Crum	65	Chief Human Resources Officer

There are no family relationships between any of our executive officers and any director or other executive officer of the Company.

Henry A. Fernandez

Mr. Fernandez has served as Chairman since October 2007 and as Chief Executive Officer and a director since 1998. He also served as head of the MSCI business from 1996 to 1998 and as President from 1998 to October 2017. Before leading MSCI’s transition to becoming a fully independent, standalone public company in 2007, he was a Managing Director at Morgan Stanley, where he worked in emerging markets business strategy, equity derivatives sales and trading, mergers and acquisitions, and corporate and mortgage finance. Mr. Fernandez worked for Morgan Stanley from 1983 to 1991 and from 1994 to 2007. Mr. Fernandez also serves on boards of directors/trustees at Royalty Pharma plc, Stanford University, King Abdullah University of Science and Technology and its affiliate, KIMC, the Hoover Institution, Memorial Sloan-Kettering Cancer Center, the Foreign Policy Association, and Catholic Charities of the Archdiocese of New York. Mr. Fernandez previously served on the boards of trustees at Georgetown University, the Trinity School, The Browning School and MexDer (Mexican Derivatives Exchange) and was the Chair of the Advisory Council at the Stanford University Graduate School of Business. He holds a Bachelor of Arts in economics from Georgetown University, an M.B.A. from the Stanford University Graduate School of Business and pursued doctoral studies in economics at Princeton University.

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

Andrew C. Wiechmann

Mr. Wiechmann has served as the Company’s Chief Financial Officer since September 2020 and our Treasurer since November 2021. Mr. Wiechmann previously served as Chief Strategy Officer from May 2019 to September 2020, Interim Chief Financial Officer from March 2019 to May 2019, Head of Strategy and Corporate Development from July 2012 to March 2019, Head of Investor Relations from December 2017 to March 2019 and Head of Financial Planning & Analysis from July 2015 to December 2017. Prior to joining MSCI in 2012, Mr. Wiechmann was an investment banker at Morgan Stanley where he executed M&A and capital markets transactions for financial technology and specialty finance companies, including advising MSCI on its IPO and various acquisitions. Mr. Wiechmann holds Bachelor of Arts degrees in Physics and Economics from Hamilton College.

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

Scott A. Crum

Mr. Crum has served as the Company’s Chief Human Resources Officer since April 2014. Prior to joining MSCI, Mr. Crum served as global head of human resources for four publicly traded companies. Mr. Crum worked for Avon Products, Inc. as Senior Vice President of Human Resources and Chief People Officer from 2012 to 2013. From 2010 to 2012, Mr. Crum served as Senior Vice President and Chief People Officer of Motorola Mobility Holdings, Inc., one of two publicly traded companies formally created when Motorola Inc. split in January 2011 until it was acquired by Google. Prior to that, he served as the Senior Vice President and Director of Human Resources of ITT Corporation from 2002 to 2010 and Senior Vice President of Administration and Employee Resources at General Instruments Corp. from 1997 to 2000. Mr. Crum holds a Bachelor of Business Administration with a concentration in industrial relations from Southern Methodist University.

Available Information

Our corporate headquarters is located at 7 World Trade Center, 250 Greenwich Street, 49th Floor, New York, New York, 10007, and our telephone number is (212) 804-3900. We maintain a website on the internet at www.msci.com. The contents of our website are not a part of or incorporated by reference in this Annual Report on Form 10-K.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information that we file electronically with the SEC at www.sec.gov. We also make available free of charge, on or through our website, these reports, proxy statements and other information as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these, click on the “SEC Filings” link under the “Financial Information” tab found on our Investor Relations homepage (http://ir.msci.com).

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

•	Our dependence on third parties to supply data, applications and services for our products and services and on certain vendors to distribute our products;
•	Undetected errors, defects, malfunctions or similar problems in our products leading to increased costs or liability;
•	The impact of the COVID-19 pandemic or other widespread health crises;
•	Our exposure to potential reputational and credibility concerns;
•	The possibility that our clients seek to negotiate lower asset-based fees or cease using our indexes as the basis for indexed investment products;
•	Cancellations or reductions by any of our largest clients and/or reduced demand for our products or services;
•	The impact of failures, disruptions, instability or vulnerabilities in our information technology systems or applications;
•	Our inability to ensure and protect the confidentiality of data;
•	Our exposure to cyber-attacks or failures of our cyber-security plans, systems or procedures;
•	Unanticipated failures, interruptions or delays in the performance or delivery of our products as a result of the adoption of new technologies;
•	Security vulnerabilities resulting from our use of open source code;
•	The impact of changes in the global capital markets;
•	The effects on us from competition and financial and budgetary pressures affecting our clients;
•	Our need to successfully develop new and enhanced products and services in order to remain competitive;
•	The impact of our global operations and any future expansion on management and our exposure to additional issues from our increased global footprint;
•	New regulations or changes to current regulations;
•	Our inability to protect our intellectual property rights;
•	The impact of foreign currency exchange rate fluctuation;
•	The impact of our indebtedness on our financial flexibility;
•	The impact of changes in our credit ratings; and
•	Our exposure to tax liabilities in various jurisdictions.

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

If Vendor Products include errors, design defects, are delayed, become incompatible with future versions of our products, are unavailable on acceptable terms or are not available at all, we may not be able to deliver our products and services. In addition, in the ordinary course suppliers of Vendor Products are subject to various forms of cyber-attacks. Breaches of our suppliers’ systems and networks may cause material interruptions or malfunctions in our or such suppliers’ websites, applications or data processing, or may compromise the confidentiality and integrity of affected information.

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

Our products and services support the investment processes of our clients, which relate to, in the aggregate, trillions of dollars in assets. Products or services we develop or license may contain undetected errors or defects despite testing or other quality assurance practices. Use of our products or services as part of the investment process creates the risk that our clients, the parties whose assets are managed by our clients, investors in investment products linked to our indexes, the companies that we rate or assess in our ESG solutions or the shareholders of those companies, may pursue claims against us based on even a small error in our data, calculations, methodologies or analysis or a malfunction or failure in our systems, products or services.

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

While we have provisions in our client contracts that are designed to limit our liability from claims brought by our clients or third parties relating to our products or services, these provisions could be invalidated or fail to adequately limit our liability. In addition, clients also increasingly require us to provide contractual assurances regarding our risk management and security practices or policies, and many of our clients in the financial services sector are subject to regulations and requirements to adopt risk management processes to oversee their third-party relationships. Contractual disputes could result in the provision of credits, adverse monetary judgments and other penalties and damages. Any such claims brought against us, even if the outcome were to be ultimately favorable to us, would require attention of our management, personnel, financial and other resources and could have a negative impact on our reputation or pose a significant disruption to our normal business operations. In addition, the duration or outcome of such claims and lawsuits is difficult to predict, which could further exacerbate the adverse effect they may have on our business, financial condition or results of operations.

The COVID-19 pandemic, or other widespread health crises, could have a material adverse effect on our business, financial condition or results of operations.

The COVID-19 pandemic has caused significant economic disruption, including volatility in the global equity markets. Our operations have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control, including the imposition in many jurisdictions of a wide range of restrictions on the physical movement of our employees and vendors to limit the spread of COVID-19. Even though some initial measures have been relaxed, certain restrictions have been reinstated as new variants of COVID-19 have emerged, and other measures may be put back into place or increased if the spread of the COVID-19 pandemic continues or increases in the future. While we were not materially impacted in 2021, due to ongoing uncertainty related to the duration, magnitude and impact of the COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, its potential effects on our business are uncertain and difficult to predict, but may include:

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

•	a deterioration of worldwide credit and financial markets that could limit our ability to obtain necessary external financing to fund our operations and capital expenditures; and
•	increased strain on our workforce, management and other resources, including employee absenteeism, complications from working remotely and illness of key personnel.

These effects, alone or taken together, could have a material adverse effect on our business, financial condition or results of operations. If the COVID-19 pandemic is sustained or prolonged, these effects could be exacerbated. Additionally, many of the other risk factors described in this Item may be exacerbated or the likelihood of such risks materializing may be increased by global widespread health crises such as the COVID-19 pandemic and the volatile regional and global economic conditions stemming from the pandemic and responses to the pandemic.

We cannot assure you that we will be successful in our attempts to mitigate any negative effects of this global pandemic on our business, including implementing our business continuity plans and processes, transitioning to remote and flexible-work models globally, proactively reducing costs intended to allow us to protect against further downside revenue risk, and investing in additional initiatives to support our long-term growth, while also focusing on maintaining liquidity and capital structure flexibility.

We closely monitor the impact of the COVID-19 pandemic and continually assess its potential effects on our business and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The extent to which the COVID-19 pandemic may impact our operational and financial performance remains uncertain and will depend on many factors outside of our control, including the timing, extent, trajectory and duration of the pandemic; the emergence, spread and severity of new variants of COVID-19; the development, availability, distribution and effectiveness of vaccines and treatments; the imposition of protective public safety measures, including vaccine and testing mandates; and the impact of the pandemic on the global economy, including financial markets.

This situation is changing rapidly, and additional effects may arise that we are not presently aware of or that we currently do not consider significant risks to our operations. If we are not able to respond to and manage the impact of such events effectively, our business, financial condition or results of operations may be negatively impacted.

MSCI is exposed to potential reputational and credibility concerns.

To the extent that any of MSCI’s operating segments or product lines or MSCI as a whole suffers a reputational or other loss in credibility, it could have a material adverse impact on MSCI’s business. Real or perceived factors that may have already affected credibility, or which could potentially have an impact in this regard, include: the appearance of a conflict of interest; the editorial independence of our index composition and ESG rating and assessment processes and decisions; the influence of third parties, including governments and large investors or asset owners, on our editorial decisions; the performance of companies relative to their ESG ratings, index inclusion, risk characteristics or other MSCI content or analytics; the timing and nature of changes to our indexes or ESG ratings and assessments; disagreement with our methodologies or models, including for calculating indexes, value-at-risk and other risk measures, ESG ratings and assessments, data, information and analysis; the accuracy and completeness of our data; views expressed by the media, politicians, other government officials or representatives, regulators or other third parties regarding our company or our industry or our role in the investment process; our own sustainability and corporate responsibility policies or practices, including as a result of (i) failure to meet publicly disclosed ESG and climate-related targets or goals, or (ii) misalignment with evolving market standards or the methodologies and standards used in our products and ESG ratings; and the impact of political tensions relating to countries, industries, companies or issues relevant to our products and services, such as the inclusion of certain Chinese companies in our indexes or the focus on sustainable investing and climate considerations in our offerings. In some cases, our ESG and Climate offerings, such as our company ESG ratings and our Net-Zero Tracker, may insert MSCI into a public spotlight or debate regarding the environment, social concerns or corporate responsibility. In addition, our position as a leading source of ESG research, ratings, data and assessments may at times become contentious or controversial and lead to disputes with companies or investors or other interested stakeholders and create negative media or regulatory attention. Errors and other actions by MSCI competitors could also damage the reputation of the industries that we operate in and, therefore, harm the reputation of the Company or certain of our products. In addition, we believe that MSCI’s corporate culture and reputation contribute to our ability to attract and retain talent, and reputational damage could negatively affect both our hiring and employee retention. Damage to our reputation, brand or credibility could have a material adverse impact on MSCI’s business, financial condition or results of operations.

Client Risks

Our clients that pay us a fee based on the assets under management or total expense ratio of an indexed investment product may seek to negotiate a lower asset-based fee percentage or lower the total expense ratio of such products or may cease using our indexes, which could limit the growth of or decrease our revenues from asset-based fees.

A portion of our revenues are from asset-based fees and these revenue streams are concentrated in some of our largest clients, including BlackRock, and in our largest market, the U.S. Our clients, including our largest clients, may seek for a variety of reasons to negotiate to pay us lower asset-based fee percentages, which are sometimes calculated as a percentage of the relevant product’s total expense ratio (“TER”). Additionally, competition is intense among our clients that offer or manage indexed investment products, including ETFs, and low fees are one of the competitive differentiators. Where an investment product’s TER determines our fees, a reduction in the TER may negatively impact our revenues. Additionally, our clients, including our largest clients, may seek to renegotiate existing asset-based fee models with the objective of achieving lower fees, either on a rate basis or in aggregate, which may have a negative impact on our operating revenues.

Moreover, clients that have licensed our indexes to serve as the basis of indexed investment products are generally not required to continue to use our indexes and could elect at any time to cease offering the investment product or switch to using a non-MSCI index. Clients that license our indexes to serve as the basis for listed futures and options contracts might also discontinue such contracts. Additionally, we have a differentiated licensing strategy for our indexes and from time to time experience faster growth from lower fee products, resulting in a lower average asset-based fee percentage from indexed investment products. While we aim to maximize the price and volume trade-off over the long-term, there can be no assurance that we will be able to do so. Results for any given quarter could be materially adversely affected by stronger growth in assets in indexed investment products with lower-than-average fees not sufficiently offset by growth in assets in indexed investment products with higher-than-average fees. Our asset-based fees could dramatically decrease, which could have a material adverse effect on our business, financial condition or results of operations. Finally, to the extent that multiple investment products are based on the same index, (i) assets under management in one product could shift to products that pay MSCI lower fee levels, (ii) the products could compete for the same assets such that none of the products becomes large enough to be successful or sustained, or (iii) the failure or discontinuance of one product (e.g., derivatives used for hedging) could have a detrimental effect on the use of the other products (e.g., ETFs).

Cancellations or reductions by any of our largest clients could have a material adverse effect on our business, financial condition or results of operations.

A material portion of our revenues is concentrated in some of our largest customers. For the fiscal year ended December 31, 2021, our largest client organization by revenue, BlackRock, accounted for 12.7% of our total revenues. For the fiscal year ended December 31, 2020, BlackRock accounted for 11.0% of our total revenues. Our revenue growth depends on our ability to obtain new clients, sell additional services to existing clients and achieve and sustain a high level of renewal rates with respect to our existing licenses. Failure to achieve one or more of these objectives could have a material adverse effect on our business, financial condition and results of operations. If one or more of our largest clients cancels or reduces its licenses and we are unsuccessful in replacing those licenses, our business, financial condition or results of operations could be materially adversely affected.

Our clients may become more self-sufficient, which may reduce demand for our products or services and materially adversely affect our business, financial condition or results of operations.

Our clients may internally develop certain functionality contained in the products or services they currently license from us. For example, a number of our clients have obtained regulatory clearance to create indexes for use as the basis of ETFs that they manage and others have invested in direct indexing strategies, allowing investors to purchase individual stocks making up an index rather than investing in a fund or ETF. Similarly, some of our clients who currently license our risk or ESG and climate data to analyze their portfolio risk may develop their own tools to collect data and assess risk or embed ESG and climate considerations into their investment processes, making our products or services unnecessary for them. A growing number of asset managers and investment banks, in partnership with index providers that offer calculation agent services, or acting together with an industry group or association, have created or may create their own range of proprietary indexes, which they use to manage funds or as the basis of ETFs, structured products or over-the-counter derivatives. To the extent that our clients become more self-sufficient, demand for our products or services may be reduced, which could have a material adverse effect on our business, financial condition or results of operations.

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

We depend heavily on the capacity, reliability and security of our information technology systems and platforms and their components, including our data centers, cloud providers and other vendors and service providers, production and delivery systems as well the Internet, to create and deliver our products and service our clients. Our employees also depend on these systems, platforms and providers for internal use. Heavy use of our electronic delivery systems and other factors such as loss of service from third parties, operational failures, human error, terrorist or other attacks affecting systems or sites where we are located, climate or weather related events (e.g., hurricanes, floods or other natural disasters), another outbreak of pandemic or contagious disease, power loss, telecommunications failures, technical breakdowns, Internet failures or malicious software could impair our systems’ operations or interrupt their availability for extended periods of time or impact the availability of personnel. Our ability to effectively use the Internet, including our remote work force’s ability to access the Internet, may also be impaired due to infrastructure failures, service outages at third-party Internet providers or increased government regulation.

Disruptions, failures or slowdowns that could occur with respect to our operations, including to our information technology systems and platforms, our electronic delivery systems or the Internet, could damage our brand and reputation, result in litigation and negatively affect our ability to distribute our products effectively and to service our clients, including delivering managed services or delivering real-time index data. To the extent we grow through acquisitions, newly acquired businesses may not have invested in technological infrastructure and disaster recovery to the same extent as we have. As their systems are integrated into ours, a vulnerability could be introduced, which could impact our platforms across the Company.

There is no assurance that we will be able to successfully defend against such disruptions or that our disaster recovery or business continuity plans, or those of our third-party service providers (including cloud providers), will be effective in mitigating the risks and associated costs, which could be exacerbated by our shift to an increasingly remote working environment, and which could have a material impact on our business, financial condition or results of operations.

Any failure to ensure and protect the confidentiality of data could have a material adverse effect on our business, financial condition or results of operations.

Many of our products, as well as our internal systems and processes, involve the collection, retrieval, processing, storage and transmission of proprietary, third party and client confidential information. We also handle personal information of our employees in connection with their employment. We rely on a complex system of internal processes and IT controls along with policies, procedures and training to protect this information, including sensitive client data such as material non-public information and client portfolio data that may be provided to us or hosted on our systems, against unauthorized access or disclosure. In addition, we believe that when we change the composition of our indexes, in some cases the changes can have an indirect effect on the prices of constituent securities and on certain indexed investment products as a result of trading activity related to tracking our indexes. As the usage and types of uses of our ESG ratings increase, the ratings and changes to the ratings in some cases could also potentially have an impact on the companies that we rate, the price of their securities and the price of other securities that reference their securities.

If our internal processes, confidentiality policies, conflict of interest policies or information barrier procedures fail or are insufficient, including as a result of human error or manual processes, system error or other failure, or if an employee purposely circumvents or violates our internal controls, policies or procedures, then unauthorized access to, or disclosure or misappropriation of, data, including material non-public or other confidential information (e.g., certain index composition data or ESG rating data), our brand and reputation may suffer and we may become subject to litigation, regulatory actions, sanctions or other penalties, leading to a loss of client confidence, which could have a material adverse effect on our business, financial condition or results of operations.

Successful cyber-attacks and the failure of cyber-security plans, systems and procedures could have a material adverse effect on our business, financial condition or results of operations.

The Company’s operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of data and information, and on those of our third-party vendors. We and our vendors are subject to cyber risks, including cyber-attacks, such as phishing scams, hacking, tampering, intrusions, viruses, ransomware, malware and denial-of-service attacks. In some cases, these risks are heightened when employees are working remotely. Our and our vendors’ use of mobile and cloud technologies may also increase our risk for such threats. The Company may be exposed to more targeted and more sophisticated cyber-attacks aimed at accessing certain information on our systems because of our role or prominence in the global marketplace, including client portfolio data, the composition of our indexes and MSCI ESG Research ratings of corporate issuers. Any such threats may cause material interruptions or malfunctions in our or our vendors’ products or services, networks, systems, websites, applications, data or data processing, or may otherwise compromise the availability, confidentiality or integrity of data or information in our possession. While the Company has not experienced cyber incidents that are individually, or in the aggregate, material, the Company has experienced cyber-attacks of varying degrees in the past, including denial-of-service attacks, and there can be no assurance that there will not be a material adverse effect in the future.

Our security measures or those of our third-party providers, including any cloud-based technologies, may prove insufficient depending upon the attack or threat posed. Cyber-attacks, security breaches or third-party reports of perceived security vulnerability to the Company’s systems, even if no breach has occurred, could damage our brand and reputation, result in litigation, regulatory actions, sanctions or other penalties, lead to loss of client confidence, which would harm our ability to retain clients and gain new ones, and lead to financial losses. Any of the foregoing could lead to unexpected or higher than estimated costs. We may also incur additional costs as a result of increasing and refining our internal processes and IT controls and policies and procedures related to security, processing integrity and confidentiality or privacy.

Migration of our applications, systems, processes and infrastructure to new technologies, cloud providers, data centers, processes, platforms or applications could result in unanticipated failures, interruptions or delays in the performance and delivery of our products, services and client support.  Such incidents could have a material adverse effect on our business, financial condition or results of operations.

In the past, we have experienced unanticipated interruption and delay in the performance and delivery of certain products after we migrated applications and infrastructure to new data centers. While we have taken steps to mitigate such interruptions and delays, we cannot provide assurance that they will not occur again in the future as part of migration efforts to new technologies, applications or processes (e.g., cloud migration), even after extensive testing of new systems, processes, applications and hardware, or if we experience significant growth of our customer base or increases in the number of products or services or in the speed at which we are required to provide products and services. Such disruptions may result in cancellations and reduced demand for our products and services, resulting in decreased revenues, or in cost increases relating to our use of power and data storage. After adopting new technologies, applications and processes, such as cloud computing, virtualization and agile software development, we may experience unanticipated interruption and delay in the performance and delivery of certain of our products, services and client support. We may also incur increased operating expenses to recover data, repair, replace or remediate systems, equipment or facilities, and to protect ourselves from such disruptions. Accordingly, any significant failures, disruptions or instability affecting our information technology platform, cloud providers, data centers, production and delivery systems, applications, processes or the Internet could negatively affect our ability to distribute our products effectively and to service our clients, damage our brand and reputation and result in litigation, which may have a material adverse effect on our business, financial condition or results of operations.

Our use of open source code could introduce security vulnerabilities, impose unanticipated delays or costs in deploying our products or services, or impose conditions or restrictions on our ability to commercialize our products or services or keep them confidential.

We rely on open source code to develop software and to incorporate it in our products and internal systems. The use of open source code may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims, the quality of the code or the security of the code. Some open source licenses provide that if we combine our proprietary code with open source code and distribute it in a certain manner, we could be required to release the source code of our proprietary applications to the public. This would allow our competitors to create similar products with less development effort and time and ultimately put us at a competitive disadvantage. Additionally, the terms of many open source code licenses are ambiguous and have not been interpreted by U.S. courts. Therefore, we could be required to seek licenses from third parties on terms that are not commercially feasible, to make generally available portions of our proprietary code, to re-engineer our products or systems, to discontinue the licensing of our products if re-engineering could not be accomplished on a timely or cost-effective basis, or to take other remedial action that could divert resources away from our development efforts. Any of these requirements could materially adversely affect our business, financial condition or results of operations.

Strategy and Growth Risks

Our business may be affected by changes in the global capital markets, including adverse equity market conditions, volatility in the financial markets and evolving investment trends. Such changes could decrease the use of our products and services which could have a material adverse effect on our business, financial condition or results of operations.

Our business is impacted by economic conditions and volatility in the global capital markets. Our clients use our products for a variety of purposes, including benchmarking, performance attribution, portfolio construction and risk management, and to support investment strategies including ESG, climate, factor, thematic, private asset and MAC investing. Volatile capital markets may impact whether, how, where and when investors choose to invest, for example between developed or emerging markets, U.S. or non-U.S. markets, as well as whether to adopt different investment strategies.

A portion of our revenues comes from clients who use our indexes as the basis for indexed investment products. These fees are primarily based on a client’s assets under management or trading volumes. The value of an investment product’s assets may increase or decrease in response to changes in market performance and cash inflows and outflows, which could impact our revenues.

Additionally, an increasing portion of our revenues comes from products and services that relate to certain investment trends, such as ESG and climate, factor, thematic, private asset and MAC investing. A decline in the equity markets or movement away from such investment trends could decrease demand for our related products and services, which could have a material adverse effect on our business, financial condition or results of operations.

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

Barriers to entry may be low or declining in many of the markets for our products and services, including for single-purpose product companies, which could lead to the emergence of new competitors. For example, more broker-dealers, data suppliers, credit rating agencies or other market participants or vendors could begin developing their own content such as proprietary risk analytics, ESG and climate data or indexes. Recent developments, including increases in the availability of free or relatively inexpensive information through Internet sources or other low-cost delivery systems, advances in cloud computing, increased use of open source code, the ability of machine learning and other artificial intelligence systems to process and organize large data sets, as well as client development of proprietary applications in specific areas, have further reduced barriers to entry in some cases.

We may experience pressures to reduce our fees on account of financial and budgetary pressures affecting our clients, including those resulting from weak or volatile economic or market conditions, including uncertainty regarding the duration and long-term economic and societal consequences of the COVID-19 pandemic, which may lead certain clients to reduce their overall spending on our products or services, including by seeking similar products or services at a lower cost than what we are able to provide, by consolidating their spending with fewer providers, by consolidating with other clients or by self-sourcing certain of their information and analytical needs. Accordingly, competitive and market pressures may result in fewer clients or reduced sales, including as a result of client closures and consolidations, price reductions, prolonged selling and renewal cycles and increased operating costs, such as for marketing and product development, which could, individually or in the aggregate, result in a material adverse effect on our business, financial condition or results of operations.

To remain competitive, we must successfully develop new and enhanced products and services and effectively manage product transitions and integrations.

To remain competitive, we must continually introduce new products and services, enhance existing products and services, including through integration of products and services within MSCI and with third-party platforms, and effectively generate customer demand for new and enhanced products and services. We may not be successful in developing, introducing, implementing, marketing, pricing, launching or licensing new products or enhancements on a timely or cost-effective basis or without impacting the stability and efficiency of existing products and systems. Any new products and enhancements may not adequately meet the requirements of the marketplace or industry standards or achieve market acceptance.

The process of developing and enhancing our products and services is complex and may become increasingly complex and expensive in the future due to the introduction of new platforms, operating systems, technologies and customer expectations. In addition, our reputation could be harmed if we are perceived as not innovating rapidly enough to meet the changing needs of investors or their advisors. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in new or enhanced products and services that satisfy our clients’ needs and generate adequate revenues. From time to time, we also incur costs to integrate existing products and services and transition clients to enhanced products and services, which also present execution risks and challenges and could lead to price reductions or other concessions. If we are unable to effectively manage the development of new or enhanced products and services, we may not be able to remain competitive and our business, financial condition or results of operations could be materially adversely affected.

Our global operations and any future expansions may continue to place significant strain on our management and other resources, as well as subject us to additional, and in some cases unanticipated, risks and costs in connection with political, economic, legal, operational and other issues resulting from our increased global footprint, which could materially adversely impact our businesses.

Our global operations and any future expansion are expected to continue to place significant demands on our personnel, management and other resources. Whether we expand organically or by way of acquisition, there can be no assurance that we will effectively attract, engage and retain additional qualified personnel, including additional managers or key employees, develop effective leadership in all our locations; expand our physical facilities and information technology, legal and compliance infrastructure; integrate acquired businesses; or otherwise adequately manage expansion. Additionally, new hires require significant training and may, in some cases, take a significant amount of time before becoming fully productive.

Our global operations also expose us to political, economic, legal, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible capital controls, exchange controls, customs duties, sanctions compliance, tax penalties, levies or assessments, legal uncertainty, broad regulatory discretion and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability in certain of the countries or regions in which we conduct operations. The majority of our employees are located in offices outside of the U.S. and a number of those employees are located in emerging market locations. The cost of establishing and maintaining these offices, including costs related to information technology infrastructure, as well as the costs of attracting, training and retaining employees in these locations may be higher, or may increase at a faster rate, than we anticipate. Additionally, public health epidemics impacting the global economy and our employees, such as the worldwide COVID-19 pandemic, may have a material adverse effect on our business, financial condition or results of operations.

The laws and regulations in many countries applicable to our business are uncertain and evolving, and it may be difficult or costly for us to determine and remain compliant with the exact requirements of local laws in every market. Our inability to maintain consistent internal policies and procedures across our offices and remain in compliance with local laws in a particular market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally.

Demand for our products and services is still nascent in many parts of the world, particularly in emerging market locations where risk management and ESG and climate integration practices are often not fully developed.  In addition, the data required to model local securities in some emerging markets might be difficult to source and local investment product nuances may be difficult or costly to model. If we do not appropriately tailor our products and services to fit the needs of the local market, we may be unable to effectively grow sales of our products and services in some locations outside of the U.S. There can be no assurances that demand for our products and services will develop in these countries.

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

Failure to comply with any applicable laws, rules, orders, regulations or other requirements could subject us to litigation, regulatory actions, sanctions, fines or other penalties, as well as damage our brand and reputation. The financial services industry, within which we and many of our clients operate, is subject to extensive laws, rules and regulations at the federal and state levels, as well as by foreign governments, with some jurisdictions regulating indexes directly. These laws, rules and regulations are complex, evolve frequently and sometimes quickly and unexpectedly, and are subject to administrative interpretation and judicial construction in ways that are difficult to predict, and could materially adversely affect our business and our clients’ businesses. Uncertainty caused by political change globally heightens regulatory uncertainty. Additionally, we may be required to comply with multiple and potentially conflicting laws, rules or regulations in various jurisdictions, which could, individually or in the aggregate, result in materially higher compliance costs to us. It is possible that laws, rules or regulations could cause us to restrict or change the way we license and price our products and services or could impose additional costs on us. Changes to the laws, rules and regulations applicable to our clients could limit our clients’ ability to use our products and services or could otherwise impact our clients’ demand for our products and services. As such, to the extent that our clients become subject to certain laws, rules or regulations, we may incur higher costs in connection with modifying our products or services. To the extent that we rely on our clients and vendors to provide data for our products and services and certain laws, rules or regulations impact our clients’ and vendors’ ability or willingness to provide that data to us or regulate the fees for which such data can be provided, our ability to continue to produce our products and services or the related costs could be negatively impacted. The regulations and regulatory developments that most significantly impact us are described below:

•

Brexit. The United Kingdom (“UK”) exited the European Union (“EU”) on January 31, 2020 (commonly referred to as “Brexit”) and the UK’s membership in the EU single market ended on December 31, 2020. On December 24, 2020, the UK and the EU announced that they had struck a new bilateral trade and cooperation deal governing the future relationship between the UK and the EU (the “EU-UK Trade and Cooperation Agreement”) which was formally approved by the 27 member states of the EU on December 29, 2020. In March 2021, the UK and EU agreed on a framework for voluntary regulatory cooperation and dialogue on financial services issues between them in a Memorandum of Understanding (the “MOU”), which is expected to be signed after formal steps are completed, although this has not yet occurred.

The EU-UK Trade and Cooperation Agreement and the MOU provide some clarity regarding the future relationship between the UK and the EU including some detailed matters of trade and cooperation, but there remain uncertainties related to Brexit and the new relationship between the UK and EU that will continue to be developed and defined, as well as uncertainties related to the wider trading, legal, regulatory, tax and labor environments, and the resulting impact on our business and that of our clients. Because we have significant operations in the EU and certain members of our senior management team are based in the UK, any of these uncertainties could increase our costs of doing business, or in some cases, affect our ability to do business, which could have a material adverse effect on our business, financial condition or results of operations.

•

Regulation Affecting Benchmarks. Compliance efforts associated with regulations affecting benchmarks or their uses and any related technical standards and guidance could have a negative impact on our business and results of operations. In particular, compliance requirements could lead to a change in our business practices, product offerings and/or our ability to offer indexes in certain jurisdictions, including the EU, including without limitation, by increasing our costs of doing business, including direct costs paid to regulators, diminishing our intellectual property rights, impacting the fees we can charge for our indexes, imposing constraints on our ability to meet contractual commitments to our data providers, imposing constraints on how we offer our products or causing our data providers to refuse to provide data to us, any of which could have a material adverse effect on our index products.

For example, the benchmark industry is subject to regulations in the EU, such as Regulation (EU) 2016/1011 (as amended), which is also applicable in the UK as it forms part of UK domestic law by virtue of the European Union (Withdrawal) Act 2018 (as amended), as well as increased scrutiny and potential new or increased regulation in various other jurisdictions. Additionally, the European Securities and Markets Authority (“ESMA”) issues guidance from time to time regarding interpretations of the EU benchmark regulation (such as Regulation (EU) 2016/1011 (as amended) and Regulation (EU) No 600/2014). The ESMA Guidelines on ETFs and other UCITS Issues limit the types of indexes that can be used as the basis of Undertakings for Collective Investment in Transferable Securities (“UCITS”) funds and require, among other things, index constituents, together with their respective weightings, to be made easily accessible free of charge, such as via the internet, to investors and prospective investors on a delayed and periodic basis. The International Organization of Securities Commissions (“IOSCO”) recommends that benchmark administrators, on a voluntary basis, publicly disclose whether they comply with the principles for financial benchmarks published by IOSCO. Other jurisdictions have also indicated they may consider potential benchmark regulation or conduct reviews of the benchmark industry. For instance, the UK FCA has announced that it will conduct a market study into how competition is working in the markets for benchmarks and indices. The heightened attention and scrutiny on benchmarks and index providers by regulators, policymakers and the media in the EU, the U.S. and other jurisdictions around the world could result in negative publicity or comments about the role or influence of our company or the index industry generally, which could harm our reputation and credibility.

Further, laws, rules, regulations and orders affecting users of our indexes can have an indirect impact on our indexes, including their construction and composition, such as sanctions that prohibit users of our indexes from investing or transacting in securities included in our indexes.

•

Data Privacy Legislation. Changes in laws, rules or regulations, or consumer environments relating to privacy or information collection and use may affect our ability to collect, manage, aggregate, store, transfer and use personal data. There could be a material adverse impact on our direct marketing due to the enactment of legislation or industry regulations, or simply a change in practices, arising from public concern over privacy issues. Restrictions or bans could be placed upon the collection, management, aggregation, storage, transfer and use of information that is currently legally available, in which case our costs related to handling information could increase materially. For example, California passed the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which will take effect on January 1, 2023 and significantly amends and expands the CCPA. The CCPA and CPRA regulate the processing of personal data of all Californians and imposes significant penalties for non-compliance. The European General Data Protection Regulation imposes enhanced operational requirements for companies that receive or process personal data of residents of the EU and includes significant penalties for non-compliance. In Japan, the Act on the Protection of Personal Information regulates the use of personal information and personal data of “data subjects” for business purposes without regard to whether such use is within Japan. In addition, other jurisdictions, including China and India, are considering imposing or have already imposed additional restrictions.

•

Investment Advisers Act. Except with respect to certain products provided by MSCI ESG Research LLC and certain of its designated foreign affiliates, we believe that our products and services do not constitute or provide investment advice as contemplated by the Advisers Act. See Part I, Item 1. “Business—Government Regulation” above. The Advisers Act imposes fiduciary duties, recordkeeping and reporting requirements, disclosure requirements, limitations on agency and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. Future developments in our product lines or changes to current laws, rules, regulations or interpretations could cause this status to change, requiring other entities in our corporate family to register as investment advisers under the Advisers Act or comply with similar laws or requirements in states or foreign jurisdictions. In the U.S., the SEC has indicated that it may seek public comment on the role of certain third-party service providers to the asset management industry, including index providers and model providers, which could lead to regulation pursuant to the Advisers Act or other framework.

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

Additionally, there has been increased attention on and scrutiny of index and ESG rating providers by politicians, regulators, policymakers and the media, which could create negative publicity that could harm our reputation or credibility as well as result in new or additional regulation that could increase our costs and have a negative impact on our business, financial condition or results of operations. For example, IOSCO has asked regulators to consider focusing more attention on the use of ESG ratings and data products and ESG ratings and data products providers that may be subject to their jurisdiction, and ESMA has called for entities issuing ESG ratings and assessments to be registered and supervised. These or similar regulatory regimes could impose significant compliance burdens and costs on our ESG and Climate products and services. Furthermore, regulation in multiple jurisdictions may be inconsistent, which could create implementation challenges and result in inadvertent noncompliance.

Legal protections for our intellectual property rights and other rights may not be sufficient or available to protect our competitive advantages. Third parties may infringe on our intellectual property rights or we may infringe upon their intellectual property rights, which, in each case, could have a material adverse effect on our business, financial condition or results of operations.

We consider many aspects of our products and services to be proprietary. We rely primarily on a combination of trade secrets, patents, copyrights and trademark rights, laws regarding unfair competition and the misappropriation of intellectual property, as well as technical measures and contractual protections, such as non-disclosure obligations, to protect our products and services. Despite our best efforts, we cannot be certain that the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, are adequate to prevent unauthorized use, misappropriation, distribution or theft of our intellectual property.

Intellectual property laws in various jurisdictions in which we operate are subject to change or varying interpretations at any time and could further restrict our ability to protect our intellectual property rights. The enforceability of intellectual property rights and obligations under our agreements, as well as the availability of remedies in the event of a breach, may vary due to the different jurisdictions in which our clients and employees are located. Failure to protect our intellectual property adequately could harm us, our brand or reputation and affect our ability to compete effectively.

There is no guarantee that any intellectual property rights that we may obtain will protect our competitive advantages, nor is there any assurance that our competitors will not infringe upon our rights. Furthermore, our competitors may independently develop and protect products and services that are the same or similar to ours. We may be unable to detect the unauthorized use or disclosure of our intellectual property or confidential information, or to take the necessary steps to enforce our rights. In addition, our products and services, or third-party products that we provide to our clients, could infringe upon the intellectual property rights of others.

Pursuing intellectual property claims to preserve our intellectual property rights or responding to intellectual property claims, regardless of merit, can consume valuable time, and result in costly litigation or delays, and there is no guarantee that we will be successful. From time to time, we receive claims or notices from third parties alleging infringement or potential infringement of their intellectual property rights; and the number of these claims may grow. These intellectual property claims would likely be costly to defend and could require us to pay damages, limit our future use of certain technologies, harm our brand and reputation, significantly increase our costs and prevent us from offering some services or products. We may need to settle such claims on unfavorable terms, pay damages, stop providing or using the affected products or services or enter into royalty or licensing agreements, which may include terms that are not commercially acceptable to us. From time to time, we receive notices calling upon us to defend partners, clients, suppliers or distributors against third-party claims under indemnification clauses in our contracts. If any of these risks materialize, they could have a material adverse effect on our business, financial condition or results of operations.

There have been a number of lawsuits in multiple jurisdictions, including in the U.S. and Germany, regarding whether issuers of indexed investment products are required to obtain a license from the index owner or whether issuers may issue investment products based on publicly available index-level data without obtaining permission from (or making payment to) the index owner. The outcome of these cases depends on a number of factors, including the governing law, the amount of information about the index available without a license and the other particular facts and circumstances of the cases. In some instances, the results have been unfavorable to the index owner. If courts or regulators or other governmental bodies in relevant jurisdictions determine that a license is not required to issue investment products linked to indexes, this could have a material adverse effect on our business, financial condition or results of operations. It might also lead to changes in current industry practices such that we would no longer make our index level data publicly available, such as via our website or news media, on a timely basis.

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

We manage certain portions of our foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. Any derivative financial instruments that we are currently party to or may enter into in the future may not be successful, resulting in an adverse impact on our results of operations.

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

For an overview of our current outstanding indebtedness and history of our debt offerings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Although we believe that our cash flows will be sufficient to service our outstanding indebtedness, we cannot provide assurance that we will generate and maintain cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our ability to make payments on indebtedness and to fund planned capital expenditures depends on our ability to generate and access cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to pay our obligations as they mature, we may need to refinance all or a portion of our indebtedness on or before maturity. If we are unable to secure additional financing on terms favorable or acceptable to us or at all, we could also be forced to sell assets to make up for any shortfall in our payment obligations. The restrictive covenants in our debt agreements, however, limit our and our subsidiaries’ ability to sell assets and also restrict the use of proceeds from such a sale. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, ability to obtain financing and ability to compete in our industry could be materially adversely affected.

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

Furthermore, the terms of our debt agreements include restrictive covenants that limit, among other things, our and our existing and future subsidiaries’ financial flexibility. If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default that, in some cases, if continuing, could result in the accelerated payment of our debt obligations or the termination of borrowing commitments on the part of the lenders under the Credit Agreement, dated as of November 20, 2014, by and among the Company, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto, as amended, supplemented, modified or amended and restated from time to time (as amended, the “Revolving Credit Facility”).

In 2017, the UK Financial Conduct Authority (the “FCA”), which regulates London Interbank Offered Rate (“LIBOR”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. The administrator for LIBOR announced on March 5, 2021 that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings on July 1, 2023. Accordingly, the FCA has stated that is does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is recommending replacing USD LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. It is unknown whether SOFR will attain market acceptance as replacement for LIBOR and, because SOFR differs fundamentally from LIBOR, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. At this time, it is not possible to predict the effect that these developments may have on any floating rate debt instruments, including borrowings under our Revolving Credit Facility. As of December 31, 2021, there were no amounts outstanding under our Revolving Credit Facility. Pursuant to the Credit Agreement Amendment that became effective on March 29, 2021, we updated the LIBOR succession provisions in our Revolving Credit Facility to contemplate a mechanism for replacing LIBOR with a new benchmark rate without an amendment to the terms of the Credit Agreement governing the Revolving Credit Facility. Since the conditions for the implementation of this mechanism have not yet been triggered, we cannot determine with certainty what such replacement rate would be. As a result, we cannot reasonably predict the potential effect of a discontinuation or replacement of LIBOR, other reforms or the establishment of alternative reference rates on our business, financial condition or results of operations. In addition, if we were to incur any variable rate indebtedness under our Revolving Credit Facility, we would be subject to interest rate risk generally, which could cause our debt service obligations to increase significantly.

A change in our credit ratings could materially adversely affect our financial condition.

Our credit ratings are not recommendations to buy, sell or hold any of our common stock or outstanding debt. Our outstanding debt under the Senior Notes currently has non-investment grade ratings. Any rating assigned to such debt is subject to ongoing evaluation by the credit rating agencies and could be lowered or withdrawn entirely at any time by any of the agencies if, in the agency’s judgment, future circumstances relating to the basis of the rating so warrant. Such future circumstances include, but are not limited to, adverse changes to our results of operations, financial condition or cash flows, or revisions to our corporate strategy pertaining to capitalization or leverage. Any such downgrade or withdrawal could adversely affect the amount of capital we can access, as well as the terms of any financing we obtain.

In addition, our debt covenants contain certain obligations that are triggered by a change in our credit rating, including obligations to make repurchase offers to the noteholders of our Senior Notes if we experience one of the specified kinds of changes in control and related lowering of our credit ratings, as detailed in the indentures governing our Senior Notes.

Any adverse change in our credit rating could have a negative effect on our liquidity and future growth through transactions in which we rely on the ability to receive debt capital at an advantageous cost and on favorable terms. Accordingly, actual or anticipated changes or downgrades to or withdrawal of our credit ratings, including any announcement that our ratings are under review or have been assigned a negative outlook, could result in damage to our brand and reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market value of our common stock and outstanding debt.

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

We are regularly under audit by tax authorities. We may be subject to additional tax liabilities as the jurisdictions in which we do business globally are increasingly focused on digital taxes and the treatment of remote workforces. Although we believe that our tax provisions are reasonable, there can be no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. To the extent we are required to pay amounts in excess of our reserves, such differences could have a material adverse effect on our Consolidated Statement of Income for a particular future period. In addition, an unfavorable tax settlement could require use of our cash and result in an increase in our effective tax rate in the period in which such resolution occurs.

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

We may be exposed to liabilities as a result of failure to comply with laws and regulations relating to our global operations, including anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to complex laws and regulations that are applicable to our global operations, such as laws and regulations governing economic and trade sanctions, tariffs, embargoes, anti-boycott restrictions and anti-corruption and other similar laws and regulations. Any determination that we have violated these laws or regulations could have a material adverse effect on our business, financial condition or results of operations.

In particular, we are subject to various anti-corruption laws that prohibit improper payments or benefits or offers of payments or benefits to foreign governments and their officials and, in some cases, to employees of a business for the purpose of directing, obtaining or retaining business. We conduct business in countries and regions that are less developed than the U.S. and in some cases are generally recognized as potentially more corrupt business environments. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various anti-corruption laws including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”) and the UK Bribery Act 2010.

We have implemented safeguards and policies to discourage these types of practices by our employees and agents. However, our existing safeguards and any future improvements may prove to be less than fully effective, and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions we may be subject to regulatory fines, sanctions, damages or other penalties or costs. Violations of any of these laws, including the FCPA or other anti-corruption laws, may result in severe criminal or civil sanctions and penalties, damage our brand and reputation and subject us to other liabilities which could have a material adverse effect on our business, financial condition or results of operations.

If we are unable to successfully identify, execute and realize expected returns and synergies from acquisitions or strategic partnerships or investments, or if we experience integration, financing, or other risks resulting from our acquisitions or strategic partnerships or investments, our financial results may be materially adversely affected.

An element of our growth strategy is growth through acquisitions, strategic partnerships and investments. Despite our best efforts to continue pursuing such transactions, there can be no assurance that we will be able to identify suitable strategic partners, investment opportunities or attractive acquisition candidates at acceptable terms. In addition, we may require additional debt or equity financing for future acquisitions and doing so may be made more difficult by the terms of our existing indebtedness.

Our ability to achieve the expected returns and synergies from our past and future acquisitions, including our recent acquisition of RCA, strategic partnerships and investments depends, in part, upon our ability to effectively leverage or integrate the offerings, technology, sales, administrative functions and personnel of these businesses. We cannot provide assurance that we will be successful in integrating acquired businesses, that our acquired businesses will perform at the levels we anticipate or that our strategic partnerships and investments will advance the long-term growth strategy of our company. Our past and future acquisitions, strategic partnerships and investments may subject us to unanticipated risks or liabilities, including the potential to disrupt our operations. Additionally, strategic partnerships may increase our reliance on third parties, which may result in future disruptions if those partnerships are unsuccessful or discontinued or the content or level of support provided by strategic partners is diminished.

If we experience a high level of acquisition, strategic partnership or investment-related activity within a limited period of time, the probability that certain of these risks would occur would likely increase. In addition, if we are unsuccessful in completing acquisitions of other businesses or assets, executing strategic partnerships or investments, or if such opportunities for expansion do not arise, our brand or reputation could suffer, and our future growth, business, financial condition or results of operations could be materially adversely affected.

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

The development, maintenance and support of our products and services are dependent upon the knowledge, skills, experience and abilities of our employees. Accordingly, we believe the success of our business depends to a significant extent upon the continued service of our executives and other key employees. Although we do not believe that we are overly dependent upon any individual employee, our management and other employees may terminate employment at any time, and the loss of any of our key employees and our inability to replace them with suitable candidates quickly or at all, as well as any negative market perception resulting from such loss, could have a material adverse effect on our business, financial condition or results of operations. We compete for key employees not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies, and there is a limited pool of employees who have the skills and training needed to do our work. If our compensation programs do not adequately engage our key employees or are not competitive, or if we fail to attract, engage and retain the necessary qualified personnel, the quality of our products and services as well as our ability to support and retain our clients and achieve business objectives may suffer.

We cannot provide any guaranty that we will continue to repurchase shares of our common stock pursuant to our share repurchase program.

The timing, price and volume of repurchases of shares of our common stock will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time, through one or more open market repurchases or privately negotiated transactions, including, without limitation, accelerated share repurchase transactions, trading plans or derivative transactions, or otherwise.

Share repurchases under our share repurchase program constitute components of our capital return strategy, which we fund with free operating cash flow and borrowings. However, we are not required to make any share repurchases under our share repurchase program. The share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. The reduction or elimination of our share repurchase program could adversely affect the market price of our common stock. Additionally, the existence of a share repurchase program could cause the market price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our shares. As a result, any repurchase program may not ultimately result in enhanced value to our shareholders and may not prove to be the best use of our cash resources.

Item 1B.	Unresolved Staff Comments

Nothing required to be disclosed.

Item 2.	Properties

As of December 31, 2021, our principal offices consisted of the following leased properties:

Location	Square Feet		Expiration Date
Mumbai, India	126,286		August 31, 2023
New York, New York	125,811	(1)	February 28, 2033
Budapest, Hungary	70,833		February 28, 2029
Monterrey, Mexico	56,213		October 31, 2028
Manila, Philippines	31,544		February 28, 2027
London, England	30,519		December 25, 2026
Pune, India	24,434		January 19, 2026
Berkeley, California	19,808		February 28, 2030

(1)	As of December 31, 2021, 20,325 square feet of this location have been subleased, which will increase to 41,759 square feet in May 2022.

As of December 31, 2021, we had more than 30 leased and occupied locations of which the principal offices are listed above. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

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

Stock Price and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol “MSCI.” As of February 4, 2022, there were 112 shareholders of record of our common stock.

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

Stock Repurchases

Our Board of Directors has approved a stock repurchase program for the purchase of the Company’s common stock in the open market. See Note 11, “Shareholders’ Equity (Deficit),” of the Notes to Consolidated Financial Statements included herein for additional information on our stock repurchase program.

The following table provides information with respect to purchases made by or on behalf of the Company of its shares of common stock during the quarter ended December 31, 2021.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2021-October 31, 2021	-	$-	-	$1,594,416,000
November 1, 2021-November 30, 2021	-	$-	-	$1,594,416,000
December 1, 2021-December 31, 2021	9,181	$578.77	9,069	$1,589,177,000
Total	9,181	$578.77	9,069	$1,589,177,000

(1)

Includes (i) shares purchased by the Company on the open market under the stock repurchase program; (ii) shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying restricted stock units; and (iii) shares held in treasury under the MSCI Inc. Non-Employee Directors Deferral Plan. The value of shares withheld to satisfy tax withholding obligations was determined using the fair market value of the Company’s common stock on the date of withholding, using a valuation methodology established by the Company.

(2)	See Note 11, “Shareholders’ Equity (Deficit),” of the Notes to the Consolidated Financial Statements included herein for further information regarding our stock repurchase program.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in the year ended December 31, 2021.

Use of Proceeds from Sale of Registered Securities

None.

FIVE-YEAR STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholders’ return on our common stock, the Standard & Poor’s 500 Stock Index and the NYSE Composite Index since December 31, 2016 assuming an investment of $100 at the closing price on December 31, 2016. In calculating total annual shareholders’ return, reinvestment of dividends, if any, is assumed. The indexes are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indexes are an appropriate measure of the relative performance of the common stock. This graph is not “soliciting material,” is not to be deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Total Investment Value

	Years Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2017	2018	2019	2020	2021
MSCI Inc.	$100	$163	$192	$340	$593	$819
S&P 500	$100	$122	$116	$153	$181	$233
NYSE Composite Index	$100	$119	$108	$136	$145	$175

Source: S&P Global

Item 6.	Selected Financial Data

Our selected consolidated financial data for the periods presented should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto provided under Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	For the Years Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2018 (1)	2017
	(in thousands, except operating margin and per share data)
Operating revenues	$2,043,544	$1,695,390	$1,557,796	$1,433,984	$1,274,172
Total operating expenses	970,819	810,626	802,095	747,086	694,402
Operating income	1,072,725	884,764	755,701	686,898	579,770
Other expense (income), net	214,589	198,539	152,383	57,002	112,871
Provision for income taxes	132,153	84,403	39,670	122,011	162,927
Net income	$725,983	$601,822	$563,648	$507,885	$303,972
Operating margin	52.5%	52.2%	48.5%	47.9%	45.5%
Earnings per basic common share	$8.80	$7.19	$6.66	$5.83	$3.36
Earnings per diluted common share	$8.70	$7.12	$6.59	$5.66	$3.31
Weighted average shares outstanding:
Basic	82,508	83,716	84,644	87,179	90,336
Diluted	83,479	84,517	85,536	89,701	91,914
Dividends declared per common share	$3.64	$2.92	$2.52	$1.92	$1.32

	As of
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021 (3)	2020	2019 (2)	2018 (1)	2017
	(in thousands)
Cash and cash equivalents	$1,421,449	$1,300,521	$1,506,567	$904,176	$889,502
Accounts receivable, net of allowances	$664,511	$558,569	$499,268	$473,433	$327,597
Goodwill and intangibles, net of accumulated amortization	$2,829,727	$1,800,770	$1,824,355	$1,826,564	$1,882,457
Total assets	$5,506,703	$4,198,647	$4,204,439	$3,387,952	$3,275,668
Deferred revenue	$824,912	$675,870	$574,656	$537,977	$374,365
Long-term debt, net of current maturities	$4,161,422	$3,366,777	$3,071,926	$2,575,502	$2,078,093
Total shareholders' equity (deficit)	$(163,467)	$(443,234)	$(76,714)	$(166,494)	$401,012

(1)	Includes the impact of the Financial Engineering Associates, Inc. and Investor Force Holdings, Inc. divestitures.
(2)

Reflects the impact of the adoption on January 1, 2019 of Accounting Standards Update 2016-02, "Lease (Topic 842)," the impact of which was the inclusion of $166.4 million of right of use assets on the Company's Consolidated Statement of Financial Condition as of December 31, 2019.

(3)	Includes the impact from the acquisition of RCA commencing as of September 13, 2021 (the date we completed the acquisition).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is a discussion and analysis of the financial condition and results of the operations of MSCI Inc. and its consolidated subsidiaries for the year ended December 31, 2021. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As a result of changes to the presentation of our reportable segments effective January 1, 2021, we have included herein certain discussions summarizing the significant factors affecting the results of operations and financial condition of MSCI for the year ended December 31, 2020. The remaining discussions may be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), which was filed with the Securities and Exchange Commission on February 12, 2021.

Overview

We are a leading provider of critical decision support tools and solutions for the global investment community. Our mission-critical offerings help investors address the challenges of a transforming investment landscape and power better investment decisions. Leveraging our knowledge of the global investment process and our expertise in research, data and technology, we enable our clients to understand and analyze key drivers of risk and return and confidently and efficiently build more effective portfolios. We operate in four reportable segments as follows: Index, Analytics, ESG and Climate, and All Other – Private Assets.

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

Our growth strategy includes: (a) extending leadership in research-enhanced content across asset classes, (b) leading the enablement of ESG and climate investment integration, (c) enhancing distribution and content-enabling technology, (d) expanding solutions that empower client customization, (e) strengthening client relationships and growing into strategic partnerships with clients and (f) executing strategic relationships and acquisitions with complementary content and technology companies. For more information about our Company’s operations, see “Item 1: Business”.

Key Financial and Operating Metrics and Drivers

In evaluating our financial performance, we focus on revenue and profit growth, including results accounted for under generally accepted accounting principles in the United States (“GAAP”) as well as non-GAAP measures, for the Company as a whole and by operating segment.

We present revenues disaggregated by types and by segments, which represent our major product lines. We also review expenses by activity, which provides more transparency into how resources are being deployed. In addition, we utilize operating metrics including Run Rate, subscription sales and Retention Rate to manage and assess performance and to provide deeper insights into the recurring portion of our business.

In the discussion that follows, we provide certain variances excluding the impact of foreign currency exchange rate fluctuations and acquisitions. Foreign currency exchange rate fluctuations reflect the difference between the current period results as reported compared to the current period results recalculated using the foreign currency exchange rates in effect for the comparable prior period. While operating revenues adjusted for the impact of foreign currency fluctuations includes asset-based fees that have been adjusted for the impact of foreign currency fluctuations, the underlying AUM, which is the primary component of asset-based fees, is not adjusted for foreign currency fluctuations. Approximately three-fifths of the AUM is invested in securities denominated in currencies other than the U.S. dollar, and accordingly, any such impact is excluded from the disclosed foreign currency-adjusted variances.

Revenues

Our revenues are presented by type and by reportable segment. For each reportable segment, we present revenues disaggregated by the nature of the revenues, which are recurring subscriptions, asset-based fees and non-recurring revenues.

Recurring subscription revenues represent fees earned from clients primarily under renewable contracts and are generally recognized ratably over the term of the license or service pursuant to the contract terms. The fees are recognized as we provide the product and service to the client over the license period and are generally billed in advance, prior to the license start date.

Asset-based fees represent fees earned that are variable in nature, as they are calculated based on the AUM linked to our indexes. Asset-based fees also include revenues related to futures and options contracts linked to our indexes, which are primarily based on trading volumes.

Non-recurring revenues primarily represent fees earned on products and services where we do not have renewal contracts. Non-recurring revenues primarily include revenues from licenses of historical data, indexed derivative financial products, certain implementation services and other special client requests, which are generally recognized at a point in time, but may also be recognized over the license period.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved. Cost of revenues, selling and marketing, R&D and G&A all include both compensation as well as non-compensation related expenses

Cost of Revenues

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

Selling and Marketing

Selling and marketing expenses consist of costs associated with acquiring new clients or selling new products or product renewals to existing clients and primarily includes the costs of our sales and marketing teams, as well as costs incurred in other departments associated with acquiring new business, including product management, research, technology and sales operations.

Research and Development

R&D expenses consist of costs to develop new or enhance existing products and the costs to develop new or enhanced technologies and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support directly associated with these activities.

General and Administrative

G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development, impairment charges associated with right of use assets and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and capitalization of internally developed software projects. Intangibles arising from past acquisitions consist of customer relationships, proprietary data, trademarks and trade names and technology and software. We amortize definite-lived intangible assets over their estimated useful lives. We have no indefinite-lived intangible assets.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of computer and related equipment, leasehold improvements, software and furniture and fixtures over the estimated useful life of the assets.

Other Expense (Income), Net

Other expense (income), net consists primarily of interest we pay on our outstanding indebtedness, including losses on early extinguishment of debt, income and losses associated with our equity method investment, foreign currency exchange rate gains and losses, interest we collect on cash and short-term investments, as well as other non-operating income and expense items that may arise from time to time.

Non-GAAP Financial Measures

Adjusted EBITDA

“Adjusted EBITDA,” a non-GAAP measure used by management to assess operating performance, is defined as net income before (1) provision for income taxes, (2) other expense (income), net, (3) depreciation and amortization of property, equipment and leasehold improvements, (4) amortization of intangible assets and, at times, (5) certain other transactions or adjustments, including impairment related to sublease of leased property, certain non-recurring acquisition-related integration and transaction costs and the impact related to the vesting of multi-year restricted stock units granted in 2016 to certain senior executives that are subject to the achievement of multi-year total shareholder return targets, which are performance targets with a market condition (the “2016 Multi-Year PSUs”).

“Adjusted EBITDA expenses,” a non-GAAP measure used by management to assess operating performance, is defined as operating expenses less depreciation and amortization of property, equipment and leasehold improvements and amortization of intangible assets and, at times, certain other transactions or adjustments, including impairment related to sublease of leased property, certain non-recurring acquisition-related integration and transaction costs and the impact related to the vesting of the 2016 Multi-Year PSUs.

Adjusted EBITDA and Adjusted EBITDA expenses are believed to be meaningful measures for management to assess the operating performance of the Company because they adjust for significant one-time, unusual or non-recurring items as well as eliminate the accounting effects of certain capital spending and acquisitions that do not directly affect what management considers to be the Company’s ongoing operating performance in the period. All companies do not calculate adjusted EBITDA and adjusted EBITDA expenses in the same way. These measures can differ significantly from company to company depending on, among other things, long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Accordingly, the Company’s computation of the Adjusted EBITDA and Adjusted EBITDA expenses measures may not be comparable to similarly titled measures computed by other companies.

Run Rate

Run Rate is a key operating metric and is important because an increase or decrease in our Run Rate ultimately impacts our future operating revenues over time. At the end of any period, we generally have subscription and investment product license agreements in place for a large portion of total revenues for the following 12 months. We measure the fees related to these agreements and refer to this as “Run Rate.” See “—Operating Metrics—Run Rate” below for additional information on the calculation of this metric.

Subscription Sales

Subscription sales is a key operating metric and is important to management because new subscription sales increase our Run Rate and represent future operating revenues that will be recognized over time. See “—Operating Metrics— Sales” below for additional information.

Retention Rate

Retention Rate is a key operating metric and is important to management because subscription cancellations decrease our Run Rate and ultimately our future operating revenues over time. See “—Operating Metrics—Retention Rate” below for additional information on the calculation of this metric.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Significant estimates and judgments made by management include such examples as assessment of impairment of goodwill and intangible assets and income taxes. We believe the estimates and judgments upon which we rely are reasonable based upon information available to us at the time these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

Goodwill

Goodwill is recorded as a result of business combinations undertaken by the Company when the purchase price exceeds the fair value of the net tangible assets and separately identifiable intangible assets acquired. The Company tests goodwill for impairment on an annual basis on July 1st and on an interim basis when certain events and circumstances exist. The test for impairment is performed at the reporting unit level. In testing goodwill for impairment, the company used the income approach to estimate the fair value of each reporting unit. Under the income approach, we estimate the fair value of each reporting unit based on the present value of estimated future cash flows.  Estimating discounted future cash flows requires significant management judgment including in estimating forecasted future cash flows and determining both discount rates and terminal growth rates.  Forecasted future cash flows are estimated based on a combination of historical experience and assumptions regarding future growth and profitability of each reporting unit.  Discount rates are selected based on discount rates of similar public companies to the reporting unit being valued and terminal growth rates are selected based on consideration of growth rates used during the reporting unit’s forecast period in combination with economic conditions.  These assumptions require management’s judgment and changes to these estimates or assumptions could materially affect the determination of the reporting unit’s fair value. Any impairment is measured as the difference between the carrying amount and its fair value. Based on our quantitative assessment as of July 1, 2021, we determined that the estimated fair value of the Company’s reporting units substantially exceeded their respective carrying values, so no impairment of goodwill was recorded.

Definite Lived Intangible Assets

Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  These events or circumstances include adverse changes in the manner in which the asset will be used, adverse changes in legal factors related to the asset or negative changes in expected financial performance of the asset, including accumulation of costs and operating losses.  Determining whether an event or changes in circumstances warrant an impairment review involves management judgment.

Once it is determined that an impairment review is necessary, determination of recoverability is determined based on comparing the carrying amount of the asset group to the estimated future undiscounted cash flows.  If the carrying amount exceeds the estimated future undiscounted cash flows, the asset grouping is considered to be impaired. Measurement of impairment for intangible assets is based on the amount the carrying value exceeds the fair value of the asset, which is based on estimated discounted future cash flows. Estimated undiscounted and discounted cash flows used in the determination and calculation of impairments represent management forecasts and require significant management judgment. While management believes that its forecasts are reasonable, differences between forecasts and actual experience could materially affect the valuations.  There were no events or changes in circumstances that would indicate that the carrying value of the definite-lived intangible assets may not be recoverable during the years presented.

With respect to our acquisition of RCA on September 13, 2021, the initial valuation of intangible assets, as part of the acquisition method of accounting, is subjective and based, in part, on inputs that are unobservable. The significant assumptions used to estimate the fair value of the acquired intangible assets included, forecasted cash flows which were determined based on certain assumptions which included, among others, projected future revenues, and expected market royalty rate, technology obsolescence rates and discount rates. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and assumed liabilities differently from the allocation that we have made.

The Company amortizes its intangible assets over the estimated period of economic benefit.  If the estimated period of economic benefit is changed, the prospective amortization of the intangible asset could materially change.

Income Taxes

The Company is subject to income taxes in the U.S. and other foreign jurisdictions.  Our tax provision is an estimate based on our understanding of laws in federal, state and foreign tax jurisdictions. These laws can be complicated and are difficult to apply to any business. The tax laws also require us to allocate our taxable income to many jurisdictions based on subjective allocation methodologies and information collection processes.

Provision for income taxes is provided for using the asset and liability method, under which deferred tax assets and deferred tax liabilities are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.  Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that all or some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management is required to estimate future taxable income which requires judgment.

The Company must regularly assess the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns and adjust unrecognized tax benefits when additional information is available or when an event occurs.  This assessment requires significant judgment in assessment of tax laws, frequency of tax examinations, and the nature of intercompany transactions and tax positions.

Factors Affecting the Comparability of Results

Acquisition of RCA

On September 13, 2021, MSCI completed the acquisition of RCA for an aggregate cash purchase price of $949.0 million, subject to working capital adjustments. See Note 5, “Acquisitions,” of the Notes to the Consolidated Financial Statements included herein for additional information on the acquisition of RCA.

Results of Operations

Operating Revenues

Our operating revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group operating revenues by major product or reportable segment as follows: Index, Analytics, ESG and Climate and All Other – Private Assets, which includes the Real Estate product line and our equity method investment in Burgiss.

The following table presents operating revenues by type for the years indicated:

	Years Ended			% Change
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Recurring subscriptions	$1,426,040	$1,248,175	$1,154,040	14.3%	8.2%
Asset-based fees	553,991	399,771	361,927	38.6%	10.5%
Non-recurring	63,513	47,444	41,829	33.9%	13.4%
Total operating revenues	$2,043,544	$1,695,390	$1,557,796	20.5%	8.8%

Total operating revenues increased 20.5% for the year ended December 31, 2021 compared to the year ended December 31, 2020. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, total operating revenues would have increased 18.7%.

Operating revenues from recurring subscriptions increased 14.3% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by strong growth in Index products, which increased $70.2 million, or 12.1%, strong growth in ESG and Climate products, which increased $52.7 million, or 47.9%, strong growth in All Other - Private Assets products, which increased $28.1 million, or 54.5%, and growth in Analytics products, which increased $26.9 million, or 5.3%. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, operating revenues from recurring subscriptions would have increased 11.8%.

Operating revenues from asset-based fees increased 38.6% for the year ended December 31, 2021 compared to the year ended December 31, 2020, driven by growth in operating revenues from all index-linked investment product categories. Operating revenues from ETFs linked to MSCI equity indexes increased by 41.9%, primarily driven by an increase in average AUM, partially offset by a decrease in average basis point fees. The increase in asset-based fees operating revenues was also driven by revenues from non-ETF indexed funds linked to MSCI indexes which increased by 39.4%, primarily driven by an increase in average AUM.

Total operating revenues grew 8.8% for the year ended December 31, 2020 compared to the year ended December 31, 2019. Adjusting for the impact of foreign currency exchange rate fluctuations, total operating revenues would have increased 8.7%.

Operating revenues from recurring subscriptions increased 8.2% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by growth in Index products, which increased $49.4 million, or 9.3%, growth in ESG and Climate products, which increased $20.4 million, or 22.8%, and growth in Analytics products, which increased $20.0 million, or 4.1%. Adjusting for the impact of foreign currency exchange rate fluctuations, operating revenues from recurring subscriptions would have increased 8.1%.

Operating revenues from asset-based fees increased 10.5% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in asset-based fees was driven by growth in revenues from all of our indexed investment product categories, including an increase in revenues from exchange traded futures and options contracts linked to MSCI indexes that were primarily driven by price increases. The increase in operating revenues from asset-based fees was also driven by higher revenues from non-ETF indexed funds linked to MSCI indexes, which was driven by price increases and an increase in average AUM. Revenues from ETFs linked to MSCI indexes also increased, driven by an 8.9% increase in average AUM in equity ETFs linked to MSCI indexes, partially offset by lower fees resulting from the impact of a change in product mix. The impact of foreign currency exchange rate fluctuations on operating revenues from asset-based fees was negligible.

The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2020				2021
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
AUM in ETFs linked to MSCI equity indexes(1), (2)	$709.5	$825.4	$908.9	$1,103.6	$1,209.6	$1,336.2	$1,336.6	$1,451.6
Sequential Change in Value
Market Appreciation/(Depreciation)	$(216.5)	$117.4	$57.0	$135.7	$43.2	$73.7	$(30.7)	$56.5
Cash Inflows	(8.4)	(1.5)	26.5	59.0	62.8	52.9	31.1	58.5
Total Change	$(224.9)	$115.9	$83.5	$194.7	$106.0	$126.6	$0.4	$115.0

The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	Year-to-Date Average
	2020				2021
	March	June	September	December	March	June	September	December
AUM in ETFs linked to MSCI equity indexes(1), (2)	$877.1	$827.0	$849.1	$886.7	$1,169.2	$1,230.8	$1,274.5	$1,309.6

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

For the year ended December 31, 2021, the average value of AUM in ETFs linked to MSCI equity indexes was up $422.9 billion, or 47.7%, compared to the year ended December 31, 2020.

The following table presents operating revenues by reportable segment and revenue type for the years indicated:

	Years Ended			% Change
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$650,629	$580,393	$530,968	12.1%	9.3%
Asset-based fees	553,991	399,771	361,927	38.6%	10.5%
Non-recurring	47,144	36,331	28,042	29.8%	29.6%
Index total	1,251,764	1,016,495	920,937	23.1%	10.4%
Analytics
Recurring subscriptions	533,178	506,301	486,282	5.3%	4.1%
Non-recurring	11,121	7,507	10,643	48.1%	(29.5%)
Analytics total	544,299	513,808	496,925	5.9%	3.4%
ESG and Climate
Recurring subscriptions	162,609	109,945	89,563	47.9%	22.8%
Non-recurring	3,583	1,419	1,096	152.5%	29.5%
ESG and Climate total	166,192	111,364	90,659	49.2%	22.8%
All Other - Private Assets
Recurring subscriptions	79,624	51,536	47,227	54.5%	9.1%
Non-recurring	1,665	2,187	2,048	(23.9%)	6.8%
All Other - Private Assets total	81,289	53,723	49,275	51.3%	9.0%
Total operating revenues	$2,043,544	$1,695,390	$1,557,796	20.5%	8.8%

Refer to the section titled “Segment Results” that follows for further discussion of segment revenues.

Operating Expenses

Total operating expenses increased 19.8% for the year ended December 31, 2021 compared to the year ended December 31, 2020. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 18.2%.

Total operating expenses increased 1.1% for the year ended December 31, 2020 compared to the year ended December 31, 2019. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 1.6%.

The following table presents operating expenses by activity category for the years indicated:

	Years Ended			% Change
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Operating expenses:
Cost of revenues	$358,684	$291,704	$294,961	23.0%	(1.1%)
Selling and marketing	243,185	216,496	219,298	12.3%	(1.3%)
Research and development	111,564	101,053	98,334	10.4%	2.8%
General and administrative	147,893	114,627	110,093	29.0%	4.1%
Amortization of intangible assets	80,592	56,941	49,410	41.5%	15.2%
Depreciation and amortization of property, equipment and leasehold improvements	28,901	29,805	29,999	(3.0%)	(0.6%)
Total operating expenses	$970,819	$810,626	$802,095	19.8%	1.1%

Cost of Revenues

Cost of revenues increased 23.0% for the year ended December 31, 2021 compared to the year ended December 31, 2020, reflecting increases across all segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and incentive compensation and benefits costs, as well as higher non-compensation costs, primarily reflecting higher professional fees, information technology costs and market data costs.

Cost of revenues decreased 1.1% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The change was driven by the absence of $7.0 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized during the year ended December 31, 2019, partially offset by increases in other compensation and benefits costs, primarily relating to higher wages and salaries, as well as higher non-compensation costs, reflecting higher information technology costs, partially offset by lower travel and entertainment costs. Cost of revenues reflects increases across the ESG and Climate and Index reportable segments, partially offset by decreases in the Analytics and All Other – Private Assets reportable segments.

Selling and Marketing

Selling and marketing expenses increased 12.3% for the year ended December 31, 2021 compared to the year ended December 31, 2020, reflecting increases across all segments. The change was primarily driven by increases in compensation and benefits costs, including higher incentive compensation, wages and salaries and benefits costs, partially offset by a decline in severance costs.

Selling and marketing expenses decreased 1.3% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The change was driven by lower non-compensation costs, including travel and entertainment costs, and the absence of $4.5 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized during the year ended December 31, 2019, partially offset by increases in compensation and benefits costs, primarily relating to higher wages and salaries. Selling and marketing expenses reflect increases across the ESG and Climate, Analytics and All Other – Private Assets reportable segments, partially offset by a decrease in the Index reportable segment.

Research and Development

R&D expenses increased 10.4% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily reflecting higher investment in the Index and ESG and Climate reportable segments, partially offset by lower investment in the Analytics reportable segment. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation, as well as higher non-compensation costs, reflecting higher information technology costs.

R&D expenses increased 2.8% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The change was driven by increases in compensation and benefits costs, including wages and salaries and benefits costs. R&D expenses reflect higher investments in the All Other – Private Assets, Index and ESG and Climate reportable segments, partially offset by lower investment in the Analytics reportable segment.

General and Administrative

G&A expenses increased 29.0% for the year ended December 31, 2021 compared to the year ended December 31, 2020, reflecting increases across all segments. The change was driven by increases in non-compensation costs, primarily relating to impairment charges associated with right of use assets, non-recurring transaction and integration costs related to the acquisition of RCA and higher information technology costs and professional fees. The change was also driven by higher compensation and benefits costs, primarily relating to higher wages and salaries and incentive compensation.

G&A expenses increased 4.1% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation and wages and salaries, partially offset by the absence of $3.5 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized during the year ended December 31, 2019 and lower non-compensation costs. G&A expenses reflect increases across the ESG and Climate, Analytics and Index reportable segments, partially offset by a decrease in the All Other – Private Assets reportable segment.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the years indicated:

	Years Ended			% Change
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Compensation and benefits	$614,950	$527,641	$518,730	16.5%	1.7%
Non-compensation expenses	246,376	196,239	203,956	25.5%	(3.8%)
Amortization of intangible assets	80,592	56,941	49,410	41.5%	15.2%
Depreciation and amortization of property, equipment and leasehold improvements	28,901	29,805	29,999	(3.0%)	(0.6%)
Total operating expenses	$970,819	$810,626	$802,095	19.8%	1.1%

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

We had 4,303 employees as of December 31, 2021, compared to 3,633 employees as of December 31, 2020, reflecting a 18.4% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of December 31, 2021, 63.2% of our employees were located in emerging market centers compared to 64.6% as of December 31, 2020.

Compensation and benefits costs increased 16.5% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by headcount growth and higher incentive compensation.

Non-compensation expenses increased 25.5% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by higher information technology costs, professional fees, impairment charges associated with right of use assets, non-recurring transaction and integration costs related to the acquisition of RCA and market data costs.

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

Compensation and benefits costs increased 1.7% for the year ended December 31, 2020 compared to the year ended December 31, 2019, driven by higher wages and salaries, incentive compensation and benefits costs, partially offset by the absence of $15.4 million of payroll tax expense associated with the vesting of the 2016 Multi-Year PSUs recognized during the year ended December 31, 2019.

Non-compensation expenses decreased 3.8% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by lower travel and entertainment and marketing costs, partially offset by higher information technology costs.

Amortization of Intangible Assets

Amortization of intangible assets expense increased 41.5% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by a write-off of $16.0 million of certain internally developed capitalized software intangible assets following management’s decision to discontinue development and cease related sales activities of certain Analytics segment products and transition existing customers to other product offerings, as well as additional amortization recognized on acquired intangible assets following the acquisition of RCA.

Amortization of intangible assets expense increased 15.2% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by higher amortization of internally-developed capitalized software.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements decreased 3.0% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily the result of lower amortization on software and depreciation on computer and related equipment, partially offset by impairment charges on leasehold improvements.

Depreciation and amortization of property, equipment and leasehold improvements for the year ended December 31, 2020 and 2019 was $29.8 million and $30.0 million, respectively.

Other Expense (Income), Net

The following table shows our other expense (income), net for the years indicated:

	Years Ended			% Change
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Interest income	$(1,497)	$(5,030)	$(16,403)	70.2%	69.3%
Interest expense	159,614	156,324	148,041	2.1%	5.6%
Other expense (income)	56,472	47,245	20,745	19.5%	127.7%
Total other expense (income), net	$214,589	$198,539	$152,383	8.1%	30.3%

Other expense (income), net increased 8.1% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in net expenses was primarily driven by the approximately $37.3 million loss on debt extinguishment associated with the redemption of all of the $500.0 million aggregate principal amount of the 2027 Senior Notes (the “2027 Senior Notes Redemption”) and $21.8 million expense from the redemption of all of the $500.0 million aggregate principal amount of the 2026 Senior Notes (the “2026 Senior Notes Redemption”) during the year ended December 31, 2021.

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

The increase in net expenses was partially offset by the absence of the $35.0 million and $10.0 million loss on debt extinguishment associated with the redemption of all of the outstanding $800.0 million aggregate principal amount of the 2025 Senior Notes and the redemption of all of the remaining $300.0 million of the 5.250% Senior Notes due 2024 during the year ended December 31, 2020, respectively, and by a one-time gain of $7.0 million related to the gain resulting from changes in our ownership interest of Burgiss.

Other expense (income), net increased 30.3% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in net expenses was primarily driven by the $35.0 million and $10.0 million loss on debt extinguishment associated with the redemption of all of the outstanding $800.0 million aggregate principal amount of the 2025 Senior Notes (“2025 Senior Notes Redemption”) and the redemption of all of the remaining $300.0 million of the 2024 Senior Notes (“2024 Senior Notes Redemption”), respectively.

The loss on debt extinguishment associated with the 2025 Senior Notes Redemption included an applicable premium of approximately $29.5 million (as defined in the indenture governing the terms of the 2025 Senior Notes) and the write-off of approximately $5.5 million of unamortized debt issuance costs. The loss on debt extinguishment associated with the 2024 Senior Notes Redemption included a redemption price of approximately $7.9 million (as set forth in the indenture governing the terms of the 2024 Senior Notes) and the write-off of approximately $2.1 million of unamortized debt issuance costs.

In addition, the increase in net expenses reflects higher interest expense associated with the higher outstanding debt and lower interest income due to lower rates earned on cash balances, offset by the absence of the $16.8 million loss on extinguishment associated with the partial pre-maturity redemption of the 2024 Senior Notes recognized during the year ended December 31, 2019.

Income Taxes

The following table shows our income tax provision and effective tax rate for the years indicated:

	Years Ended			% Change
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Provision for income taxes	$132,153	$84,403	$39,670	56.6%	112.8%
ETR	15.4%	12.3%	6.6%	25.2%	87.1%

The effective tax rate of 15.4% for the year ended December 31, 2021, reflects the impact of certain favorable discrete items totaling $28.3 million, in relation to pretax income, primarily related to $22.7 million of excess tax benefits recognized on share-based compensation vested during the period, a $5.1 million benefit related to prior year settlements, a $2.3 million benefit related to the revaluation of deferred taxes as a result of the enactment of an increase in the UK corporate tax rate and a $2.0 million benefit related to the filing of prior year refund claims, partially offset by a $3.8 million expense related to other prior year items. In addition, the effective tax rate was impacted by the level of earnings.

The effective tax rate of 12.3% for the year ended December 31, 2020, reflects the impact of certain discrete items totaling $47.9 million. These discrete items primarily relate to $22.2 million of excess tax benefits recognized on the vesting of equity awards during the period and $20.8 million released during the year related to the favorable impact on prior years from final regulations clarifying certain provisions of the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (“Tax Reform”). Also included in the discrete items is a $6.3 million benefit related to the revaluation of the cost of deemed repatriation of foreign earnings.

The effective tax rate of 6.6% for the year ended December 31, 2019, reflects the impact of certain favorable discrete items totaling $85.7 million. These discrete items primarily relate to $66.6 million of excess tax benefits recognized upon vesting of the 2016 Multi-Year PSUs and $16.1 million of excess tax benefits on other share-based compensation recognized during the period. In addition, the effective tax rate was impacted by a beneficial geographic mix of earnings.

Net Income

The following table shows our net income for the years indicated:

	Years Ended			% Change
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Net income	$725,983	$601,822	$563,648	20.6%	6.8%

As a result of the factors described above, net income increased 20.6% for the year ended December 31, 2021 compared to the year ended December 31, 2020.

As a result of the factors described above, net income increased 6.8% for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Weighted Average Shares and Common Shares Outstanding

The following table shows our weighted average shares and common shares outstanding for the years indicated:

	Years Ended			% Change
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Weighted average shares outstanding:
Basic	82,508	83,716	84,644	(1.4%)	(1.1%)
Diluted	83,479	84,517	85,536	(1.2%)	(1.2%)

Common shares outstanding	82,439	82,573	84,795	(0.2%)	(2.6%)

The decrease in weighted average shares and common shares outstanding primarily reflects the impact of share repurchases made pursuant to the stock repurchase program.

Adjusted EBITDA

The following table presents the calculation of the non-GAAP Adjusted EBITDA measure for the years indicated:

	Years Ended			% Change
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Operating revenues:	$2,043,544	$1,695,390	$1,557,796	20.5%	8.8%
Adjusted EBITDA expenses	846,754	723,880	707,297	17.0%	2.3%
Adjusted EBITDA	$1,196,790	$971,510	$850,499	23.2%	14.2%
Adjusted EBITDA margin %	58.6%	57.3%	54.6%
Operating margin %	52.5%	52.2%	48.5%

The increase in Adjusted EBITDA and Adjusted EBITDA margin reflects a higher rate of growth in operating revenues as compared to the rate of growth of Adjusted EBITDA expenses, driven by the factors previously described.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the years indicated:

	Years Ended			% Change
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Index Adjusted EBITDA	$951,312	$766,493	$670,188	24.1%	14.4%
Analytics Adjusted EBITDA	198,799	172,924	152,113	15.0%	13.7%
ESG and Climate Adjusted EBITDA	29,748	22,851	21,813	30.2%	4.8%
All Other - Private Assets Adjusted EBITDA	16,931	9,242	6,385	83.2%	44.7%
Consolidated Adjusted EBITDA	1,196,790	971,510	850,499	23.2%	14.2%
Amortization of intangible assets	80,592	56,941	49,410	41.5%	15.2%
Depreciation and amortization of property, equipment and leasehold improvements	28,901	29,805	29,999	(3.0%)	(0.6%)
Impairment related to sublease of leased property	7,702	—	—	n/a	n/a
Acquisition-related integration and transaction costs (1)	6,870	—	—	n/a	n/a
2016 Multi-Year PSUs grant payroll tax expense	—	—	15,389	n/a	(100.0%)
Operating income	1,072,725	884,764	755,701	21.2%	17.1%
Other expense (income), net	214,589	198,539	152,383	8.1%	30.3%
Provision for income taxes	132,153	84,403	39,670	56.6%	112.8%
Net income	$725,983	$601,822	$563,648	20.6%	6.8%

(1)

Incremental and non-recurring costs attributable to acquisitions directly related to the execution of the transaction and integration of the acquired business that have occurred no later than 12 months after the close of the transaction.

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the years indicated:

	Years Ended			% Change
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Index Adjusted EBITDA expenses	$300,452	$250,002	$250,749	20.2%	(0.3%)
Analytics Adjusted EBITDA expenses	345,500	340,884	344,812	1.4%	(1.1%)
ESG and Climate Adjusted EBITDA expenses	136,444	88,513	68,846	54.2%	28.6%
All Other - Private Assets Adjusted EBITDA expenses	64,358	44,481	42,890	44.7%	3.7%
Consolidated Adjusted EBITDA expenses	846,754	723,880	707,297	17.0%	2.3%
Amortization of intangible assets	80,592	56,941	49,410	41.5%	15.2%
Depreciation and amortization of property, equipment and leasehold improvements	28,901	29,805	29,999	(3.0%)	(0.6%)
Impairment related to sublease of leased property	7,702	—	—	n/a	n/a
Acquisition-related integration and transaction costs (1)	6,870	—	—	n/a	n/a
2016 Multi-Year PSUs grant payroll tax expense	—	—	15,389	n/a	(100.0%)
Total operating expenses	$970,819	$810,626	$802,095	19.8%	1.1%

(1)

Incremental and non-recurring costs attributable to acquisitions directly related to the execution of the transaction and integration of the acquired business that have occurred no later than 12 months after the close of the transaction.

Segment Results

The results for each of our four reportable segments for the years ended December 31, 2021, 2020 and 2019 are presented below:

Index Segment

The following table presents the results for the Index segment for the years indicated:

	Years Ended			% Change
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Operating revenues:
Recurring subscriptions	$650,629	$580,393	$530,968	12.1%	9.3%
Asset-based fees	553,991	399,771	361,927	38.6%	10.5%
Non-recurring	47,144	36,331	28,042	29.8%	29.6%
Operating revenues total	1,251,764	1,016,495	920,937	23.1%	10.4%
Adjusted EBITDA expenses	300,452	250,002	250,749	20.2%	(0.3%)
Adjusted EBITDA	$951,312	$766,493	$670,188	24.1%	14.4%
Adjusted EBITDA margin %	76.0%	75.4%	72.8%

Index operating revenues increased 23.1% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by growth from asset-based fees and recurring subscriptions. Revenues from recurring subscriptions increased 12.1%, primarily driven by growth from market cap-weighted index products and factor, ESG and climate index products. The impact of foreign currency exchange rate fluctuations on Index operating revenues was negligible.

Operating revenues from asset-based fees increased 38.6% for the year ended December 31, 2021 compared to the year ended December 31, 2020, driven by growth in operating revenues from all index-linked investment product categories. Operating revenues from ETFs linked to MSCI equity indexes increased by 41.9%, primarily driven by an increase in average AUM, partially offset by a decrease in average basis point fees. The increase in asset-based fees operating revenues was also driven by revenues from non-ETF indexed funds linked to MSCI indexes which increased by 39.4%, primarily driven by an increase in average AUM.

Non-recurring operating revenues increased 29.8% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by client license and usage fees related to prior periods, as well as licenses to derivatives products.

Index segment Adjusted EBITDA expenses increased 20.2% for the year ended December 31, 2021 compared to the year ended December 31, 2020, reflecting higher compensation expenses to support growth across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased 18.3%.

Index operating revenues increased 10.4% for the year ended December 31, 2020 compared to the year ended December 31, 2019. Revenues from recurring subscriptions were up 9.3%. The increase was primarily driven by growth in market cap-weighted index products, strong growth in factor, ESG and climate and in custom index products. The impact of foreign currency exchange rate fluctuations on revenues from recurring subscriptions was negligible.

Operating revenues from asset-based fees increased 10.5% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in asset-based fees was driven by growth in revenues from all of our indexed investment product categories, including an increase in revenues from exchange traded futures and options contracts linked to MSCI indexes that were primarily driven by price increases. The increase in revenues from asset-based fees was also driven by higher revenues from non-ETF indexed funds linked to MSCI indexes, which was driven by price increases and an increase in average AUM. Revenues from ETFs linked to MSCI indexes also increased, driven by an 8.9% increase in average AUM in equity ETFs linked to MSCI indexes, partially offset by a change in fee levels of certain products as well as change in product mix. The impact of foreign currency exchange rate fluctuations on operating revenues from asset-based fees was negligible.

Index segment Adjusted EBITDA expenses decreased 0.3% for the year ended December 31, 2020 compared to the year ended December 31, 2019, reflecting lower expenses across selling and marketing expense activity category, partially offset by higher expenses across the G&A, cost of revenues and R&D expense activity categories.

Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased 0.2%.

Analytics Segment

The following table presents the results for the Analytics segment for the years indicated:

	Years Ended			% Change
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Operating revenues:
Recurring subscriptions	$533,178	$506,301	$486,282	5.3%	4.1%
Non-recurring	11,121	7,507	10,643	48.1%	(29.5%)
Operating revenues total	544,299	513,808	496,925	5.9%	3.4%
Adjusted EBITDA expenses	345,500	340,884	344,812	1.4%	(1.1%)
Adjusted EBITDA	$198,799	$172,924	$152,113	15.0%	13.7%
Adjusted EBITDA margin %	36.5%	33.7%	30.6%

Analytics operating revenues increased 5.9% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by growth from recurring subscriptions related to Multi-Asset Class and Equity Analytics products. The impact of foreign currency exchange rate fluctuations on Analytics operating revenues was negligible.

Analytics segment Adjusted EBITDA expenses increased 1.4% for the year ended December 31, 2021 compared to the year ended December 31, 2020, reflecting higher compensation expenses primarily driven by the impact of foreign currency exchange rate fluctuations on compensation expenses and higher market data costs, partially offset by lower R&D expenses. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 0.1%.

Analytics operating revenues increased 3.4% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by growth in Multi-Asset Class Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 3.3%.

Analytics segment Adjusted EBITDA expenses decreased 1.1% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by lower expenses across the cost of revenues and R&D expense activity categories, partially offset by higher expenses across the selling and marketing and G&A expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have decreased 0.4%.

ESG and Climate Segment

The following table presents the results for the ESG and Climate segment for the years indicated:

	Years Ended			% Change
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Operating revenues:
Recurring subscriptions	$162,609	$109,945	$89,563	47.9%	22.8%
Non-recurring	3,583	1,419	1,096	152.5%	29.5%
Operating revenues total	166,192	111,364	90,659	49.2%	22.8%
Adjusted EBITDA expenses	136,444	88,513	68,846	54.2%	28.6%
Adjusted EBITDA	$29,748	$22,851	$21,813	30.2%	4.8%
Adjusted EBITDA margin %	17.9%	20.5%	24.1%

ESG and Climate operating revenues increased 49.2% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by growth from recurring subscriptions related to Ratings, Climate and Screening products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 43.4%.

ESG and Climate segment Adjusted EBITDA expenses increased 54.2% for the year ended December 31, 2021 compared to the year ended December 31, 2020, reflecting higher compensation expenses to support growth, reflected across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 51.8%.

ESG and Climate operating revenues increased 22.8% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by strong growth from recurring subscriptions related to Ratings, Climate, and Screening products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 22.3%.

ESG and Climate segment Adjusted EBITDA expenses increased 28.6% for the year ended December 31, 2020 compared to the year ended December 31, 2019, reflecting higher compensation expenses to support growth, reflected across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 28.4%.

All Other – Private Assets Segment

The following table presents the results for the All Other – Private Assets segment for the years indicated:

	Years Ended			% Change
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Operating revenues:
Recurring subscriptions	$79,624	$51,536	$47,227	54.5%	9.1%
Non-recurring	1,665	2,187	2,048	(23.9%)	6.8%
Operating revenues total	81,289	53,723	49,275	51.3%	9.0%
Adjusted EBITDA expenses	64,358	44,481	42,890	44.7%	3.7%
Adjusted EBITDA	$16,931	$9,242	$6,385	83.2%	44.7%
Adjusted EBITDA margin %	20.8%	17.2%	13.0%

All Other – Private Assets operating revenues increased 51.3% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by revenues attributable to the acquisition of RCA included as of September 13, 2021 (the date we completed the acquisition). Excluding the acquisition of RCA, the increase in operating revenues was primarily driven by growth from recurring subscriptions related to both Enterprise Analytics and Global Intel products and benefits from foreign currency exchange rate fluctuations. Adjusting for both the impact of acquisitions and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 4.0%. All Other - Private Assets operating revenues would have increased 10.0% when excluding the impact of acquisitions and increased 45.3% when excluding the impact of foreign currency exchange rate fluctuations.

All Other – Private Assets segment Adjusted EBITDA expenses increased 44.7% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the acquisition of RCA. All Other - Private Assets segment Adjusted EBITDA expenses would have decreased 0.2% when excluding the impact of acquisitions and increased 41.9% when excluding the impact of foreign currency exchange rate fluctuations.

All Other – Private Assets operating revenues increased 9.0% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by growth from recurring subscriptions related to both Enterprise Analytics and Global Intel products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 9.2%.

All Other – Private Assets segment Adjusted EBITDA expenses increased 3.7% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by higher expenses across the R&D and selling and marketing expense activity categories, partially offset by lower expenses across the cost of revenues and

G&A expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets segment Adjusted EBITDA expenses would have increased 4.8%.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes or discounts;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign currency exchange rates; and
•	the impact of acquisitions and divestitures.

The following table presents Run Rates by reportable segment as of the dates indicated and the growth percentages over the years indicated:

	As of			% Change
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Index:
Recurring subscriptions	$694,591	$618,391	$559,257	12.3%	10.6%
Asset-based fees	589,320	464,108	396,140	27.0%	17.2%
Index total	1,283,911	1,082,499	955,397	18.6%	13.3%
Analytics	585,223	555,145	526,845	5.4%	5.4%
ESG and Climate	199,597	138,317	101,423	44.3%	36.4%
All Other - Private Assets	135,150	56,499	50,824	139.2%	11.2%
Total Run Rate	$2,203,881	$1,832,460	$1,634,489	20.3%	12.1%

Recurring subscriptions total	$1,614,561	$1,368,352	$1,238,349	18.0%	10.5%
Asset-based fees	589,320	464,108	396,140	27.0%	17.2%
Total Run Rate	$2,203,881	$1,832,460	$1,634,489	20.3%	12.1%

December 31, 2021 Compared to December 31, 2020

Total Run Rate increased 20.3%, driven by an 18.0% increase from recurring subscriptions and 27.0% increase from asset-based fees. Adjusting for the impact of acquisitions or foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 12.4% and 19.0%, respectively.

Run Rate from Index asset-based fees increased 27.0%, primarily driven by higher AUM in ETFs and non-ETF indexed funds linked to MSCI indexes, partially offset by a 0.13 average basis point fee decrease in ETFs.

Run Rate from Index recurring subscriptions increased 12.3%, primarily driven by growth from market cap-weighted index products and strong growth from factor, ESG and climate index products and reflected growth across all regions and client segments.

Run Rate from Analytics products increased 5.4%, primarily driven by growth in both Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 6.8%.

Run Rate from ESG and Climate products increased 44.3%, driven by growth in all products, primarily driven by growth in Ratings, Climate and Screening products. Adjusting for the impact of foreign currency, ESG and Climate Run Rate would have increased 47.1%.

Run Rate from All Other - Private Assets increased 139.2%, primarily driven by the acquisition of RCA and growth in the Global Intel products. Adjusting for both the impact of acquisitions and foreign currency exchange rate fluctuations, All Other - Private Assets Run Rate would have increased 7.6%. Adjusting for the impact of acquisitions or foreign currency exchange rate fluctuations, All Other - Private Assets Run Rate would have increased 4.7% and 143.5%, respectively.

December 31, 2020 Compared to December 31, 2019

Total Run Rate grew 12.1%. Recurring subscription Run Rate grew 10.5%. Adjusting for the impact of foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 9.4%.

Run Rate from asset-based fees increased 17.2%, driven by higher AUM in equity ETFs linked to MSCI indexes, higher prices in futures and options and higher prices in non-ETF indexed funds linked to MSCI indexes. Partially offsetting the impact of the increase in AUM in equity ETFs linked to MSCI indexes was a change in fee levels of certain products as well as change in product mix, which was the primary driver of a decline in average basis point fees to 2.67 at December 31, 2020 from 2.82 at December 31, 2019. As of December 31, 2020, the value of AUM in equity ETFs linked to MSCI indexes was $1,103.6 billion, up $169.2 billion, or 18.1%, from $934.4 billion as of December 31, 2019. The increase of $169.2 billion consisted of market appreciation of $93.6 billion and net inflows of $75.6 billion.

Index recurring subscription Run Rate grew 10.6%, primarily driven by strong growth in market cap-weighted index products, custom and specialized index products and factor and ESG and climate index products.

Run Rate from Analytics products increased 5.4%, driven by growth in both Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 4.0%.

Run Rate from ESG and Climate products increased 36.4%, primarily driven by strong growth in Ratings and Climate products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate Run Rate would have increased 32.6%.

Run Rate from All Other - Private Assets increased 11.2%, primarily driven by growth in both Enterprise Analytics and Global Intel products. Adjusting for the impact of foreign currency exchange rate fluctuations, All Other – Private Assets Run Rate would have increased 6.6%.

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

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the years indicated:

	Years Ended			% Change
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
New recurring subscription sales
Index	$99,686	$85,411	$78,325	16.7%	9.0%
Analytics	71,656	61,538	66,992	16.4%	(8.1%)
ESG and Climate	69,964	40,786	24,877	71.5%	64.0%
All Other - Private Assets	14,142	6,121	7,675	131.0%	(20.2%)
New recurring subscription sales total	255,448	193,856	177,869	31.8%	9.0%
Subscription cancellations
Index	(24,399)	(27,398)	(21,767)	(10.9%)	25.9%
Analytics	(34,291)	(40,003)	(31,623)	(14.3%)	26.5%
ESG and Climate	(4,811)	(5,593)	(3,928)	(14.0%)	42.4%
All Other - Private Assets	(6,737)	(2,787)	(2,540)	141.7%	9.7%
Subscription cancellations total	(70,238)	(75,781)	(59,858)	(7.3%)	26.6%
Net new recurring subscription sales
Index	75,287	58,013	56,558	29.8%	2.6%
Analytics	37,365	21,535	35,369	73.5%	(39.1%)
ESG and Climate	65,153	35,193	20,949	85.1%	68.0%
All Other - Private Assets	7,405	3,334	5,135	122.1%	(35.1%)
Net new recurring subscription sales total	185,210	118,075	118,011	56.9%	0.1%
Non-recurring sales
Index	54,030	41,463	30,262	30.3%	37.0%
Analytics	12,407	10,996	15,947	12.8%	(31.0%)
ESG and Climate	4,135	1,134	1,587	264.6%	(28.5%)
All Other - Private Assets	1,694	1,442	1,303	17.5%	10.7%
Non-recurring sales total	72,266	55,035	49,099	31.3%	12.1%
Gross sales
Index	$153,716	$126,874	$108,587	21.2%	16.8%
Analytics	84,063	72,534	82,939	15.9%	(12.5%)
ESG and Climate	74,099	41,920	26,464	76.8%	58.4%
All Other - Private Assets	15,836	7,563	8,978	109.4%	(15.8%)
Total gross sales	$327,714	$248,891	$226,968	31.7%	9.7%
Net sales
Index	$129,317	$99,476	$86,820	30.0%	14.6%
Analytics	49,772	32,531	51,316	53.0%	(36.6%)
ESG and Climate	69,288	36,327	22,536	90.7%	61.2%
All Other - Private Assets	9,099	4,776	6,438	90.5%	(25.8%)
Total net sales	$257,476	$173,110	$167,110	48.7%	3.6%

Retention Rate

Another key metric is our “Retention Rate.” The following table presents our Retention Rate by reportable segment for the periods indicated:

	Index	Analytics	ESG and Climate	All Other - Private Assets		Total
2021
Three Months Ended March 31,	96.6%	95.8%	97.0%	95.1%		96.3%
Three Months Ended June 30,	95.6%	92.7%	96.4%	93.7%		94.4%
Three Months Ended September 30,	96.0%	93.4%	96.1%	91.0%	(1)	94.5%
Three Months Ended December 31,	96.0%	93.4%	96.6%	88.1%	(1)	94.4%
Year Ended December 31,	96.1%	93.8%	96.5%	90.5%	(1)	94.7%
2020
Three Months Ended March 31,	96.3%	93.7%	94.1%	95.7%		95.0%
Three Months Ended June 30,	94.7%	92.0%	93.1%	96.2%		93.5%
Three Months Ended September 30,	95.0%	93.8%	95.2%	94.8%		94.5%
Three Months Ended December 31,	94.4%	90.1%	95.6%	91.4%		92.6%
Year Ended December 31,	95.1%	92.4%	94.5%	94.5%		93.9%
2019
Three Months Ended March 31,	96.5%	93.7%	96.0%	95.7%		95.2%
Three Months Ended June 30,	97.1%	94.2%	94.2%	93.4%		95.5%
Three Months Ended September 30,	96.0%	93.6%	96.6%	97.1%		95.0%
Three Months Ended December 31,	93.0%	92.8%	93.4%	91.5%		92.9%
Year Ended December 31,	95.7%	93.6%	95.1%	94.4%		94.7%

(1)

Includes RCA’s Run Rate commencing as of the acquisition date of September 13, 2021. Retention rate for All Other – Private Assets excluding the impact of RCA was 93.7%, 87.0% and 92.4% for the three months ended September 30, 2021, three months ended December 31, 2021 and year ended December 31, 2021, respectively.

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

For example, in the fourth quarter of 2021, we recorded cancellations of $20.3 million. To derive the Retention Rate for the fourth quarter, we annualized the actual cancellations during the quarter of $20.3 million to derive $81.4 million of annualized cancellations. This $81.4 million was then divided by the $1,444.2 million subscription Run Rate at the beginning of the year, which included RCA's Run Rate as of the date of acquisition, to derive a cancellation rate of 5.6%. The 5.6% was then subtracted from 100.0% to derive a Retention Rate of 94.4% for the fourth quarter.

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

For the year ended December 31, 2021, 29.0% of our cancellations occurred in the fourth quarter. In our product lines, Retention Rate is generally higher during the first three quarters and lower in the fourth quarter, as the fourth quarter is traditionally the largest renewal period in the year.

Liquidity and Capital Resources

We require capital to fund ongoing operations, internal growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, existing cash and cash equivalents and credit capacity under our existing credit facility. In addition, we believe we have access to additional funding in the public and private markets. We intend to use these sources of liquidity to, among other things, service our existing and future debt obligations, fund our working capital requirements for capital expenditures, investments, acquisitions and dividend payments, and make repurchases of our common stock. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We believe our liquidity, along with other financing alternatives, will provide the necessary capital to fund these transactions and achieve our planned growth.

Senior Notes and Credit Agreement

We have an aggregate of $4,200.0 million in senior unsecured notes (collectively, the “Senior Notes”) outstanding and a $500.0 million undrawn Revolving Credit Agreement with a syndicate of banks as of December 31, 2021. See Note 6, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included herein for additional information on the Senior Notes and Revolving Credit Agreement.

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

The Revolving Credit Agreement contains affirmative and restrictive covenants that, among other things, limit our ability and/or the ability of our existing or future subsidiaries to:

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 (or 4.50:1.00 for two fiscal quarters following a material acquisition) and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of December 31, 2021, our Consolidated Leverage Ratio was 3.28:1.00 and our Consolidated Interest Coverage Ratio was 8.27:1.00. As of December 31, 2021, there were no amounts drawn and outstanding under the Revolving Credit Agreement.

Our non-guarantor subsidiaries under the Senior Notes consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries as of December 31, 2021, accounted for approximately $1,258.4 million, or 61.6%, of our total revenue for the 12 months ended December 31, 2021, approximately $452.2 million, or 42.2%, of our consolidated operating income for the 12 months ended December 31, 2021, and approximately $2,334.9 million, or 42.4%, of our consolidated total assets (excluding intercompany assets) and $1,004.6 million, or 17.7%, of our consolidated total liabilities, in each case as of December 31, 2021.

Share Repurchases

Our Board of Directors has approved a stock repurchase program for the purchase of shares of the Company’s common stock in the open market. See Note 11, “Shareholders’ Equity (Deficit),” of the Notes to Consolidated Financial Statements included herein for additional information on our stock repurchase program.

As of trade date February 10, 2022, a total of $955.1 million remained available on the share repurchase authorization. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

Cash Dividends

On September 17, 2014, our Board of Directors approved a plan to initiate a regular quarterly cash dividend to our shareholders. On October 30, 2014, we began paying regular quarterly cash dividends and have paid such dividends each quarter thereafter.

On January 24, 2022, the Board of Directors declared a quarterly dividend of $1.04 per share of common stock to be paid on February 28, 2022 to shareholders of record as of the close of trading on February 18, 2022.

Cash Flows

The following table presents the Company’s cash and cash equivalents as of the dates indicated:

	As of
	December 31,	December 31,	December 31,
	2021	2020	2019
	(in thousands)
Cash and cash equivalents	$1,421,449	$1,300,521	$1,506,567

The following table presents the breakdown of the Company’s cash flows for the periods indicated:

	Years Ended			% Change
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Net cash provided by operating activities	$936,069	$811,109	$709,523	15.4%	14.3%
Net cash used in investing activities	(1,035,713)	(241,791)	(71,937)	nm	(236.1%)
Net cash provided by (used in) financing activities	229,505	(779,038)	(36,667)	129.5%	nm
Effect of exchange rate changes	(8,933)	3,674	1,472	nm	149.6%
Net increase (decrease) in cash	$120,928	$(206,046)	$602,391	158.7%	(134.2%)

nm: not meaningful

Cash and Cash Equivalents

We typically seek to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes. As of December 31, 2021 and 2020, $542.2 million and $423.4 million, respectively, of the cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The year-over-year increase for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by higher cash collections from customers, partially offset by higher payments for income taxes and cash expenses.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, interest expenses, income taxes, technology costs, market data costs and office rent. Historically, the payment of cash for compensation and benefits is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

The year-over-year change for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by the acquisition of RCA, partially offset by the absence of the $190.8 million equity method investment in Burgiss.

Cash Flows From Financing Activities

The year-over-year change for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by the impact of lower share repurchases and higher proceeds from the senior notes offerings made during the year ended December 31, 2021.

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

Contractual Obligations

Our contractual obligations consist primarily of our debt obligations arising from the issuance of the Senior Notes, leases for office space, leases for equipment and other operating leases and obligations to vendors arising out of market data contracts. The following table summarizes our contractual obligations for the periods indicated as of December 31, 2021:

		Years Ending December 31,
(in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Senior Notes (1)	5,660,948	155,875	155,875	155,875	155,875	155,875	4,881,573
Operating leases	198,325	28,271	29,427	23,924	22,717	20,447	73,539
Vendor obligations	201,628	72,818	43,196	35,137	18,796	17,134	14,547
Other obligations (2)	19,392	—	1,465	7,968	9,959	—	—
Total contractual obligations	$6,080,293	$256,964	$229,963	$222,904	$207,347	$193,456	$4,969,659

(1)

Includes the impact of payments for the principal amount on the 2029 Senior Notes, the 2030 Senior Notes, the 3.875% Senior Notes due 2031, the 3.625% Senior Notes due 2031 and the 2033 Senior Notes plus interest based on the 4.000%, 3.625%, 3.875%, 3.625% and 3.250% coupon interest rates, respectively.

(2)

Primarily includes amounts payable related to an estimated one-time tax on deemed repatriation of historic earnings of foreign subsidiaries (the “Toll Charge”) imposed after Tax Reform was enacted. The Toll Charge is included within “Other non-current liabilities” in our Consolidated Statements of Financial Condition.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the years ended December 31, 2021 and 2020, 15.1% and 14.1%, respectively, of our revenues were subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 15.1% of non-U.S. dollar exposure for the year ended December 31, 2021, 41.6% was in Euros, 26.5% was in British pounds sterling and 23.8% was in Japanese yen. Of the 14.1% of non-U.S. dollar exposure for the year ended December 31, 2020, 40.2% was in Euros, 27.2% was in Japanese yen and 24.6% was in British pounds sterling.

Revenues from asset-based fees represented 27.1% and 23.6% of operating revenues for the years ended December 31, 2021 and 2020, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 41.1% and 40.8% of our operating expenses for the years ended December 31, 2021 and 2020, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Hungarian forints, Euros, Swiss francs, Mexican pesos and Hong Kong dollars.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange losses of $1.9 million for the year ended December 31, 2021 and foreign currency exchange losses of $2.8 million for the year ended December 31, 2020.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MSCI Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of MSCI Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of shareholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report On Internal Control Over Financial Reporting, management has excluded Real Capital Analytics, Inc. from its assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a purchase business combination during 2021. We have also excluded Real Capital Analytics, Inc. from our audit of internal control over financial reporting. Real Capital Analytics, Inc. is a wholly-owned subsidiary whose total assets and total operating revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 0.9% and 1.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Acquisition of Real Capital Analytics, Inc. - Valuation of Customer Relationships and Proprietary Data Intangible Assets

As described in Note 5 to the consolidated financial statements, the Company completed the acquisition of Real Capital Analytics, Inc. for an aggregate cash purchase price of $949 million in 2021, which resulted in $394 million of acquired intangible assets, including customer relationships of $176 million and proprietary data of $186 million, being recorded. The fair values of acquired intangible assets were determined using the relief from royalty method, the replacement cost method and multi-period excess earnings method. The significant assumptions used to estimate the fair value of the acquired intangible assets included, forecasted cash flows which were determined based on certain assumptions which included, among others, projected future revenues, and expected market royalty rate, technology obsolescence rates, and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and proprietary data intangible assets acquired in the Real Capital Analytics, Inc. acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value of the customer relationships and proprietary data intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating  management’s aforementioned significant assumptions related to forecasted cash flows, expected market royalty rate, technology obsolescence rates, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and proprietary data intangible assets and controls over the development of the aforementioned significant assumptions related to forecasted cash flows, expected market royalty rate, technology obsolescence rates, and discount rates. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for developing the fair value of the customer relationships and proprietary data intangible assets. Testing management’s process included (i) evaluating the appropriateness of the valuation methods; (ii) testing the completeness and accuracy of data provided by management; and (iii) evaluating the reasonableness of the aforementioned significant assumptions related to forecasted cash flows, expected market royalty rate, technology obsolescence rates, and discount rates for the customer relationships and proprietary data intangible assets. Evaluating the reasonableness of the forecasted cash flows involved considering company specific factors and the past performance of the acquired business and comparable businesses. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the valuation methods and in the evaluation of the reasonableness of certain significant assumptions related to the forecasted cash flows as well as the expected market royalty rate, technology obsolescence rates, and discount rates.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 11, 2022

We have served as the Company’s auditor since 2014.

MSCI INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December 31,	December 31,
	2021	2020
	(In thousands, except per share and share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,421,449	$1,300,521
Accounts receivable, net of allowances	664,511	558,569
Prepaid income taxes	5,951	20,097
Prepaid and other assets	51,499	46,411
Total current assets	2,143,410	1,925,598
Property, equipment and leasehold improvements, net	66,715	80,446
Right of use assets	144,584	153,330
Goodwill	2,236,386	1,566,022
Intangible assets, net	593,341	234,748
Equity method investment	218,763	190,898
Deferred tax assets	40,119	23,627
Other non-current assets	63,385	23,978
Total assets	$5,506,703	$4,198,647

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,448	$14,253
Income taxes payable	59,635	26,195
Accrued compensation and related benefits	207,640	161,557
Other accrued liabilities	145,302	143,894
Deferred revenue	824,912	675,870
Total current liabilities	1,250,937	1,021,769
Long-term debt	4,161,422	3,366,777
Long-term operating lease liabilities	150,029	152,342
Deferred tax liabilities	3,650	12,774
Other non-current liabilities	104,132	88,219
Total liabilities	5,670,170	4,641,881

Commitments and Contingencies (see Note 6 and Note 10)

Shareholders' equity (deficit):
Preferred Stock (par value $0.01, 100,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 133,162,178 and 132,829,175 common shares issued and 82,439,449 and 82,573,407 common shares outstanding at December 31, 2021 and December 31, 2020, respectively)	1,332	1,328
Treasury shares, at cost (50,722,729 and 50,255,768 common shares held at December 31, 2021 and December 31, 2020, respectively)	(4,540,144)	(4,342,535)
Additional paid-in capital	1,457,623	1,402,537
Retained earnings	2,976,517	2,554,295
Accumulated other comprehensive loss	(58,795)	(58,859)
Total shareholders' equity (deficit)	(163,467)	(443,234)
Total liabilities and shareholders' equity (deficit)	$5,506,703	$4,198,647

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
	(In thousands, except per share data)
Operating revenues	$2,043,544	$1,695,390	$1,557,796
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	358,684	291,704	294,961
Selling and marketing	243,185	216,496	219,298
Research and development	111,564	101,053	98,334
General and administrative	147,893	114,627	110,093
Amortization of intangible assets	80,592	56,941	49,410
Depreciation and amortization of property, equipment and leasehold improvements	28,901	29,805	29,999
Total operating expenses	970,819	810,626	802,095

Operating income	1,072,725	884,764	755,701

Interest income	(1,497)	(5,030)	(16,403)
Interest expense	159,614	156,324	148,041
Other expense (income)	56,472	47,245	20,745

Other expense (income), net	214,589	198,539	152,383

Income before provision for income taxes	858,136	686,225	603,318
Provision for income taxes	132,153	84,403	39,670
Net income	$725,983	$601,822	$563,648

Earnings per share:
Basic	$8.80	$7.19	$6.66
Diluted	$8.70	$7.12	$6.59

Weighted average shares outstanding:
Basic	82,508	83,716	84,644
Diluted	83,479	84,517	85,536

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
	(in thousands)
Net income	$725,983	$601,822	$563,648
Other comprehensive income (loss):

Foreign currency translation adjustments	(3,624)	4,771	2,037
Income tax effect	943	(62)	(776)

Foreign currency translation adjustments, net	(2,681)	4,709	1,261

Pension and other post-retirement adjustments	3,546	(1,675)	(6,477)
Income tax effect	(801)	686	1,036

Pension and other post-retirement adjustments, net	2,745	(989)	(5,441)

Other comprehensive income (loss), net of tax	64	3,720	(4,180)

Comprehensive income	$726,047	$605,542	$559,468

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2018	$1,300	$(3,272,774)	$1,306,428	$1,856,951	$(58,399)	$(166,494)
Net income				563,648		563,648
Dividends declared ($2.52 per common share)			230	(221,305)		(221,075)
Other comprehensive income (loss), net of tax					(4,180)	(4,180)
Shares withheld for tax withholding and exercises		(189,994)				(189,994)
Common stock issued	23					23
Compensation payable in common stock and options			41,138			41,138
Common stock repurchased and held in treasury		(102,081)				(102,081)
Common stock issued to Directors and (held in)/released from treasury		(935)				(935)
Exercise of stock options	1		3,235			3,236

Balance at December 31, 2019	$1,324	$(3,565,784)	$1,351,031	$2,199,294	$(62,579)	$(76,714)
Net income				601,822		601,822
Cumulative-effect adjustment				631		631
Dividends declared ($2.92 per common share)				(247,452)		(247,452)
Dividends paid in shares			186			186
Other comprehensive income (loss), net of tax					3,720	3,720
Shares withheld for tax withholding and exercises		(51,176)				(51,176)
Common stock issued	4					4
Compensation payable in common stock			51,320			51,320
Common stock repurchased and held in treasury		(727,343)				(727,343)
Common stock issued to Directors and (held in)/released from treasury		1,768				1,768

Balance at December 31, 2020	$1,328	$(4,342,535)	$1,402,537	$2,554,295	$(58,859)	$(443,234)
Net income				725,983		725,983
Dividends declared ($3.64 per common share)				(303,761)		(303,761)
Dividends paid in shares			128			128
Other comprehensive income (loss), net of tax					64	64
Shares withheld for tax withholding and exercises		(58,794)				(58,794)
Common stock issued	4					4
Compensation payable in common stock			54,958			54,958
Common stock repurchased and held in treasury		(139,580)				(139,580)
Common stock issued to Directors and (held in)/released from treasury		765				765

Balance at December 31, 2021	$1,332	$(4,540,144)	$1,457,623	$2,976,517	$(58,795)	$(163,467)

See Notes to Consolidated Financial Statements.

MSCI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
	(in thousands)
Cash flows from operating activities
Net income	$725,983	$601,822	$563,648
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	80,592	56,941	49,410
Stock-based compensation expense	54,917	51,094	41,199
Depreciation and amortization of property, equipment and leasehold improvements	28,901	29,805	29,999
Amortization of right of use assets	24,632	24,049	22,489
Loss on impairment of right of use assets	8,385	—	—
Amortization of debt origination fees	4,923	4,445	4,073
Loss on extinguishment of debt	59,103	44,930	16,794
Deferred taxes	(111,369)	(55,645)	(20,767)
Other adjustments	(146)	1,744	1,093
Changes in assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	(99,203)	(57,606)	(25,923)
Prepaid income taxes	15,264	11,608	(13,200)
Prepaid and other assets	(4,240)	(410)	(7,698)
Other non-current assets	(35,445)	(3,792)	(239)
Accounts payable	(2,195)	7,482	2,584
Income taxes payable	33,903	9,576	(2,240)
Accrued compensation and related benefits	42,719	(2,641)	25,217
Other accrued liabilities	(9,249)	1,674	3,664
Deferred revenue	116,863	98,330	35,366
Long-term operating lease liabilities	(22,078)	(22,497)	(20,244)
Other non-current liabilities	21,536	6,536	3,851
Other	2,273	3,664	447
Net cash provided by operating activities	936,069	811,109	709,523

Cash flows from investing activities
Acquisition of a business, net of cash acquired	(948,989)	-	(18,177)
Acquisition of equity method investment	(26,361)	(190,816)	—
Acquisition of assets, net of cash acquired	(6,512)	—	—
Capital expenditures	(13,509)	(21,826)	(29,116)
Capitalized software development costs	(39,285)	(29,149)	(24,654)
Other	(1,057)	—	10
Net cash used in investing activities	(1,035,713)	(241,791)	(71,937)

Cash flows from financing activities
Proceeds from borrowings, inclusive of premium	1,803,750	1,405,000	1,000,000
Repayment of borrowings	(1,051,810)	(1,142,382)	(513,125)
Repurchase of common stock held in treasury	(198,374)	(778,519)	(292,075)
Payment of dividends	(302,449)	(246,444)	(222,922)
Payment of debt issuance costs in connection with debt	(21,612)	(16,693)	(11,781)
Proceeds from exercise of stock options	-	-	3,236
Net cash provided by (used in) financing activities	229,505	(779,038)	(36,667)

Effect of exchange rate changes	(8,933)	3,674	1,472

Net (decrease) increase in cash	120,928	(206,046)	602,391
Cash and cash equivalent, beginning of period	1,300,521	1,506,567	904,176
Cash and cash equivalent, end of period	$1,421,449	$1,300,521	$1,506,567

Supplemental disclosure of cash flow information:
Cash paid for interest	$151,335	$163,391	$141,484
Cash paid for income taxes, net of refunds received	$222,620	$113,646	$72,935
Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$3,498	$3,061	$3,690
Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$2,599	$1,438	$1,039

See Notes to Consolidated Financial Statements.

MSCI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

Organization

MSCI Inc., together with its wholly owned subsidiaries (the “Company” or “MSCI”) is a leading provider of critical decision support tools and solutions for the global investment community. Our mission-critical offerings help investors address the challenges of a transforming investment landscape and power better investment decisions. Leveraging our knowledge of the global investment process and our expertise in research, data and technology, we enable our clients to understand and analyze key drivers of risk and return and confidently and efficiently build more effective portfolios. Our products and services include indexes; portfolio construction and risk management tools; environmental, social and governance (“ESG”) and climate solutions; and real estate market and transaction data and analysis.

Basis of Presentation

The consolidated financial statements and accompanying notes to financial statements, which include the accounts of MSCI Inc. and its wholly owned subsidiaries, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Certain prior period amounts have been reclassified to conform to the current period presentation. Effective January 1, 2021, the ESG and Climate operating segment is being presented as a separate reportable segment. The operating segments of Real Estate and The Burgiss Group, LLC (“Burgiss”) do not individually meet the segment reporting thresholds and have been combined and presented as part of the All Other – Private Assets reportable segment. As of December 31, 2021, the Company had an approximately $218.8 million equity method investment in Burgiss, representing a 33.6% equity ownership.

Significant Accounting Policies

Basis of Financial Statements and Use of Estimates

The Company makes certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of operating revenues and expenses during the periods presented. Significant estimates and judgments made by management include such examples as assessment of impairment of goodwill and intangible assets and income taxes. The Company believes that estimates used in the preparation of these consolidated financial statements are reasonable; however, actual results could differ materially from these estimates. Inter-company balances and transactions are eliminated in consolidation.

Revenue Recognition

Performance Obligations and Transaction Price

The Company recognizes revenues for products and services when performance obligations are satisfied. For revenue arrangements containing multiple products or services, the Company accounts for the individual products or services as a separate performance obligation if they are distinct. A product or service is distinct if a client can benefit from it either on its own or together with other resources that are readily available to the client, and the Company’s promise to transfer the product or service to the client is separately identifiable from other promises in the contract.  If both criteria are not met, the promised products or services are accounted for as a combined performance obligation.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring products or services to the client. The Company allocates the transaction price to each performance obligation identified in the contract based on the best estimate of a relative standalone selling price of each distinct product or service in the contract. To allocate the transaction price to each performance obligation on a relative standalone selling price basis, at contract inception the Company determines the standalone selling prices of the distinct products or services underlying each performance obligation in proportion to the total transaction price. This standalone selling price may be the contract price but is more often than not the best estimate of the price the

Company would receive for selling the product or service separately in similar circumstances and to other similar customers. A client can receive a discount for purchasing a bundle of products or services if the sum of the standalone selling price of those promised products or services in the contract exceeds the promised consideration in the contract.

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

Revenue is recognized when a client obtains control of promised products or services in an amount that reflects the consideration the entity expects to receive in exchange for those products or services. Determining when control has transferred can sometimes require management’s judgment (e.g., implementation services), which could affect the timing of revenue recognition. Revenue is recognized exclusive of any applicable sales or other indirect taxes.

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

Non-recurring revenues primarily represent fees earned on products and services where we do not have renewal clauses within the contract and revenues for providing customized reports, historical data sets, certain derivative financial products and certain implementation and consulting services. Based on the nature of the services provided, non-recurring revenues are generally billed upon delivery and recognized upon delivery or over the service period.

Revenues By Segment

Index segment operating revenues consist of fees earned for licenses of index data subscriptions, performance obligations to deliver the data are satisfied over time and, accordingly, revenue is recognized ratably over the term of the agreement pursuant to the contract terms. With respect to licenses to create indexed investment products, such as ETFs, passively managed funds, or licenses which allow certain exchanges to use MSCI’s indexes as the basis for futures and options contracts, MSCI’s performance obligation allows customers to use the Company’s intellectual property (e.g., the indexes) as the basis of the funds or other investment products the customers create over the term of the agreement. The fees earned for these rights are typically variable, in which case they are accrued under the sales and usage-based royalty exception pursuant to the level of performance achieved, which is measured based on AUM, volume of trades or other variable factors. The level of performance achieved is based on information obtained from independent third-party sources or best estimates taking into account the most recently reported information from the client.

Analytics segment operating revenues are recognized as MSCI satisfies performance obligations through providing access to its proprietary models or hosted applications and, in some cases, delivery of managed services, which are typically satisfied over time, and accordingly, operating revenues are recognized ratably over the term of the service period. For implementation services, MSCI meets its performance obligation once the implementation is complete and the related service is available for the client to use. Operating revenues are recognized at the point in time when the implementation service is completed.

ESG and Climate segment operating revenues are recognized as MSCI’s performance obligations to provide data to or update data for clients are satisfied. The majority of these performance obligations are satisfied over the term of the license period, with operating revenues recognized ratably. For custom ESG research data, the performance obligation is typically satisfied, and revenue is recognized, at the point in time when the data is updated and available to the client.

All Other – Private Assets segment operating revenues are recognized based on performance obligations satisfied over time and at a point in time.  Operating revenues for many Real Estate products including Market Information products and publications, subscriptions to Enterprise Analytics, Global Intel, and Income Analytics, Climate Value-at-Risk solutions and licenses to transaction and market insights data, are recognized over time as publications, analysis, insights and data are updated and made available to clients throughout the year.  Operating revenues for select Real Estate products, including benchmark reports, are recognized at the point in time when the Company satisfies the performance obligation through delivery to the client.

Share-Based Compensation

Certain of the Company’s employees have received share-based compensation under various compensation programs. The Company’s compensation expense reflects the fair value method of accounting for share-based payments under ASC Subtopic 718-10, “Compensation—Stock Compensation.” ASC Subtopic 718-10 requires measurement of compensation cost for equity-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures per the Company’s policy.

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

Deferred Revenue

Deferred revenues represent both cash received and the amounts billed to clients for products and services in advance of satisfying performance obligations. Deferred revenue generally results in ratable recognition of operating revenues over the license or subscription period, as the performance obligations are satisfied.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s clients generally pay subscription fees annually or quarterly in advance.  MSCI’s policy is to record to a receivable when a client is billed. For products and services that are provided in advance of billing, such as for our asset-based fee products, unbilled revenue (or a “contract asset”) is included in Accounts Receivable on the Company’s Consolidated Statement of Financial Condition.

The Company recognizes an allowance for doubtful accounts at the time invoices are sent to clients by applying an estimate of the uncollectable amount based on client profiles, credit considerations and historical write-offs. The Company does not require collateral from clients to mitigate credit risk.

Changes in the allowance for doubtful accounts from December 31, 2018 to December 31, 2021 were as follows:

Amount
(in thousands)
Balance as of December 31, 2018	$1,027
Addition (reduction) to credit loss expense	1,024
Write-offs, net of recoveries	(336)
Balance as of December 31, 2019	$1,715
Addition (reduction) to credit loss expense	1,712
Adjustments and write-offs, net of recoveries	(1,844)
Balance as of December 31, 2020	$1,583
Addition (reduction) to credit loss expense	1,210
Adjustments and write-offs, net of recoveries	(456)
Balance as of December 31, 2021	$2,337

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

The Company completed its annual goodwill impairment test as of July 1, 2021 on its Index, Analytics, ESG and Climate and Real Estate reporting units, and no impairments were noted. The Company performed a quantitative test for impairment and determined that the estimated fair value of the Company’s reporting units substantially exceeded their respective carrying values.

Based on the results of the annual goodwill impairment testing performed and given there were no impairment triggers identified as part of interim assessments, no impairment of goodwill was recorded during the years ended December 31, 2021, 2020 and 2019.

Intangible Assets

The Company amortizes definite-lived intangible assets over their estimated useful lives. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company also reviews the useful lives on a quarterly basis to determine if the period of economic benefit has changed. If the carrying value of an intangible asset exceeds its fair value, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the intangible asset exceeds its fair value. There were no events or changes in circumstances that would indicate that the carrying value of the definite-lived intangible assets may not be recoverable during the years ended December 31, 2021 and 2020.

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

Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right of use assets are recognized on the commencement date based on the present value of lease payments over the lease term adjusted for initial direct costs and lease incentives received or deemed probable of being received. MSCI uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. The lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Right of use assets and associated leasehold improvements are tested for impairment when there is a trigger for impairment testing at the appropriate asset group level. When a trigger exists, the asset group is tested for recoverability by comparing the estimated undiscounted cash flows to the asset group’s carrying value. If the asset group fails the recoverability test, the Company will measure impairment loss as the difference between the fair value and carrying value of the asset group.

Lease expense is recognized on a straight-line basis over the lease term and is included in “Operating expenses” in the Consolidated Statement of Income. In situations where a right of use asset has been impaired, the subsequent amortization of the right of use asset is then recorded on a straight-line basis over the remaining lease term and is combined with accretion expense on the lease liability to result in single operating lease cost.

Some of the Company’s lease agreements include rental payments adjusted periodically for inflation which are accounted for as variable lease amounts but are not reflected as a component of the Company’s lease liability. Certain leases also require the Company to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises or equipment which are also not reflected as a component of the Company’s lease liability. The Company also subleases a small portion of its leased office space to third parties and thereby applies sublessor accounting. Sublease income is presented in “Operating expenses” as an offset.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of furniture and fixtures, and computer and communications equipment are accounted for using the straight-line method over the estimated useful life, and for leasehold improvements, over the shorter of the estimated useful life or the lease term.

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

Concentrations

For the years ended December 31, 2021, 2020 and 2019, BlackRock, Inc. accounted for 12.7%, 11.0%, and 11.5% of the Company’s consolidated operating revenues, respectively. For the years ended December 31, 2021, 2020 and 2019, BlackRock, Inc. accounted for 20.4%, 18.0% and 18.9% of the Index segment’s operating revenues, respectively. No single customer accounted for 10.0% or more of operating revenues within the Analytics, ESG and Climate and All Other – Private Assets segments for the years ended December 31, 2021, 2020 and 2019.

2. RECENT ACCOUNTING STANDARDS UPDATES

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” or ASU 2021-08, which requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC Topic 606. The Company early adopted ASU 2021-08 as of the issuance date and is therefore required to retrospectively apply the standard to business combinations which occurred this fiscal year. The Company’s adoption of the standard resulted in recognition of an additional $7.0 million in deferred revenue and a reduction in deferred tax liabilities of $1.8 million as of September 13, 2021, associated with the acquisition of Real Capital Analytics, Inc. (“RCA”).

3. REVENUE RECOGNITION

MSCI’s operating revenues are reported by product type, which generally reflects the timing of recognition. The Company’s operating revenues types are recurring subscriptions, asset-based fees and non-recurring revenues. The Company also disaggregates operating revenues by segment.

The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Year Ended December 31, 2021
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenues Types
Recurring subscriptions	$650,629	$533,178	$162,609	$79,624	$1,426,040
Asset-based fees	553,991	—	—	—	553,991
Non-recurring	47,144	11,121	3,583	1,665	63,513
Total	$1,251,764	$544,299	$166,192	$81,289	$2,043,544

	For the Year Ended December 31, 2020
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenues Types
Recurring subscriptions	$580,393	$506,301	$109,945	$51,536	$1,248,175
Asset-based fees	399,771	—	—	—	399,771
Non-recurring	36,331	7,507	1,419	2,187	47,444
Total	$1,016,495	$513,808	$111,364	$53,723	$1,695,390

	For the Year Ended December 31, 2019
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenues Types
Recurring subscriptions	$530,968	$486,282	$89,563	$47,227	$1,154,040
Asset-based fees	361,927	—	—	—	361,927
Non-recurring	28,042	10,643	1,096	2,048	41,829
Total	$920,937	$496,925	$90,659	$49,275	$1,557,796

The table that follows presents the change in accounts receivable and deferred revenue between the dates indicated:

	Accounts receivable	Deferred revenue
	(in thousands)
Opening (December 31, 2020)	$558,569	$675,870
Closing (December 31, 2021)	664,511	824,912
Increase/(decrease)	$105,942	$149,042

	Accounts receivable	Deferred revenue
	(in thousands)
Opening (December 31, 2019)	$499,268	$574,656
Closing (December 31, 2020)	558,569	675,870
Increase/(decrease)	$59,301	$101,214

The amount of revenue recognized in the period that was included in the opening current deferred revenue, which reflects the contract liability amounts, was $672.5 million, $555.8 million and $522.7 million for the years ended December 31, 2021, 2020 and 2019 respectively. The difference between the opening and closing balances of the Company’s deferred revenue was primarily driven by an increase in billings, partially offset by an increase in amortization of deferred revenue to operating revenues. As of December 31, 2021, 2020 and 2019, the Company carried a long-term deferred revenue balance of $23.4 million, $7.1 million and $4.3 million, respectively, in “Other non-current liabilities” on the Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
December 31,
2021
(in thousands)
First 12-month period	$476,131
Second 12-month period	273,355
Third 12-month period	96,332
Periods thereafter	40,901
Total	$886,719

4. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and vested restricted stock unit awards where recipients have satisfied the explicit vesting terms. Diluted EPS reflects the assumed conversion of all dilutive securities.

The following table presents the computation of basic and diluted EPS:

	Years Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
(in thousands, except per share data)
Net income	$725,983	$601,822	$563,648

Basic weighted average common shares outstanding	82,508	83,716	84,644
Effect of dilutive securities:
Stock options, RSUs and PSUs	971	801	892
Diluted weighted average common shares outstanding	83,479	84,517	85,536

Earnings per basic common share	$8.80	$7.19	$6.66

Earnings per diluted common share	$8.70	$7.12	$6.59

5. ACQUISITIONS

On September 13, 2021, MSCI acquired all of the issued and outstanding preferred and common shares of RCA for an aggregate cash purchase price of $949.0 million. This acquisition expands MSCI’s suite of real estate solutions, providing the real estate industry with data, analytics, and support tools to manage investments and understand performance and risk, including climate risk, within their portfolios. RCA has been accounted for as a business combination using the acquisition method of accounting and has been integrated into the All Other – Private Assets reportable segment, as a component of the Real Estate operating segment. A portion of RCA’s client agreements do not have automatic renewal clauses at the end of the subscription period. Due to the historically high retention rate and expectation that a substantial portion of the client agreements will be renewed, the associated revenue is recorded as recurring subscription revenue.

The components of the preliminary purchase price allocation were as follows:

	Estimated Useful Life	Fair Value
		(in thousands)
Accounts receivable		$9,645
Other current assets		3,721
Property, equipment and leasehold improvements, net		1,205
Right of use assets		6,441
Other non-current assets		3,270
Deferred revenue		(35,194)
Other current liabilities		(14,518)
Long-term operating lease liabilities		(4,849)
Deferred tax liabilities		(85,196)
Intangible assets:
Proprietary data	11 Years	185,500
Customer relationships	20 Years	175,700
Acquired technology and software	9 Years	31,500
Trademarks	2 Years	890
Goodwill		670,874
Purchase price, net of cash acquired		$948,989

The purchase price allocation is based on preliminary valuations and assessments. The estimates and assumptions used may be subject to change within the measurement period, particularly for acquired intangible assets and deferred taxes. As discussed in Note 2, the Company early adopted ASU 2021-08 which resulted in an increase to deferred revenue and goodwill and a decrease in deferred tax liabilities recorded as of the opening balance sheet date.

The Company, with the assistance of third-party valuation experts, utilized the following methodologies to estimate the fair values of acquired intangible assets: the relief from royalty method, the replacement cost method and the multi-period excess earnings method. The significant assumptions used to estimate the fair value of the acquired intangible assets included, forecasted cash flows which were determined based on certain assumptions which included, among others, projected future revenues, and expected market royalty rate, technology obsolescence rates and discount rates.

The recorded goodwill is primarily attributable to the utilization of the acquired data as well as expanded market opportunities. Goodwill attributable to the acquisition is not deductible for income tax purposes.

Revenue of RCA recognized within the consolidated financial statements subsequent to the acquisition date was $22.1 million.

6. COMMITMENTS AND CONTINGENCIES

Senior Unsecured Notes. The Company had an aggregate of $4,200.0 million in senior unsecured notes (collectively, the “Senior Notes”) outstanding at December 31, 2021, as presented in the table below:

		Principal amount outstanding at	Carrying value at	Carrying value at	Fair Value at	Fair Value at
	Maturity Date	December 31, 2021	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(in thousands)
Long-term debt
4.750% senior unsecured notes due 2026	August 1, 2026	-	-	496,257	-	522,325
5.375% senior unsecured notes due 2027	May 15, 2027	-	-	495,819	-	538,100
4.000% senior unsecured notes due 2029	November 15, 2029	1,000,000	991,455	990,364	1,047,950	1,073,040
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	894,263	395,458	924,777	419,428
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	989,973	988,879	1,046,620	1,063,430
3.625% senior unsecured notes due 2031	November 1, 2031	600,000	593,538	-	625,536	-
3.250% senior unsecured notes due 2033	August 15, 2033	700,000	692,193	-	710,906	-
Total long-term debt		$4,200,000	$4,161,422	$3,366,777	$4,355,789	$3,616,323

Interest payments attributable to the Senior Notes are due as presented in the following table:

	First semi-annual interest payment date	Second semi- annual interest payment date
Senior Notes
4.000% senior unsecured notes due 2029	May 15	November 15
3.625% senior unsecured notes due 2030	March 1	September 1
3.875% senior unsecured notes due 2031	June 1	December 1
3.625% senior unsecured notes due 2031(1)	May 1	November 1
3.250% senior unsecured notes due 2033(2)	February 15	August 15

(1)The first payment occurred on November 1, 2021.

(2)The first payment occuring on February 15, 2022.

The fair market value of the Company’s debt obligations represent Level 2 valuations. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

The $1,000.0 million aggregate principal amount of 4.000% senior unsecured notes due 2029 (the “2029 Senior Notes”) are scheduled to mature and be paid in full on November 15, 2029. At any time prior to November 15, 2024, the Company may redeem all or part of the 2029 Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2029 Senior Notes, together with accrued and unpaid interest, on or after November 15, 2024, at redemption prices set forth in the indenture governing the 2029 Senior Notes. At any time prior to November 15, 2022, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2029 Senior Notes, including any permitted additional notes, at a redemption price equal to 104.000% of the principal amount plus accrued and unpaid interest, if any, to the redemption date, so long as at least 50% of the aggregate principal amount of all notes (excluding any additional notes, if any) issued under the indenture governing the 2029 Senior Notes remain outstanding after each such redemption occurs.

The $1,000.0 million aggregate principal amount of 3.875% senior unsecured notes due 2031 (the “2031A Senior Notes”) are scheduled to mature and be paid in full on February 15, 2031. At any time prior to June 1, 2025, the Company may redeem all or part of the 2031A Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, the Company may redeem all or part of the 2031A Senior Notes, together with accrued and unpaid interest, on or after June 1, 2025, at redemption prices set forth in the indenture governing the 2031A Senior Notes. At any time prior to June 1, 2023, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2031A Senior Notes, including any permitted additional notes, at a redemption price equal to 103.875% of the principal amount plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 50% of the aggregate principal amount of all notes (excluding any additional notes, if any) issued under the indenture governing the 2031A Senior Notes remain outstanding after each such redemption occurs.

On March 26, 2021, the Company issued $500.0 million aggregate principal amount of 3.625% senior unsecured notes due 2030 (the “Additional 2030 Senior Notes”) in a private offering that was exempt from the registration requirements of the Securities Act. The Additional 2030 Senior Notes constitute a further issuance of, are fully fungible with, rank equally with and form a single series with the $400.0 million aggregate principal amount of the 3.625% senior unsecured notes due 2030 issued by the Company on March 4, 2020 (the “Initial 2030 Senior Notes,” and together with the Additional 2030 Senior Notes, the “2030 Senior Notes”). In connection with the completion of the offering of the Additional 2030 Senior Notes, the Company announced that it intended to use a portion of the net proceeds from the offering, together with available cash, for the pre-maturity redemption of all $500.0 million aggregate principal amount outstanding of its 4.750% senior unsecured notes due 2026 (the “2026 Senior Notes”). On April 12, 2021 the Company completed the pre-maturity redemption of all of its 2026 Senior Notes. The pre-maturity redemption of the 2026 Senior Notes resulted in an approximately $21.8 million loss on extinguishment that was recorded in other expense (income), which includes an applicable premium of approximately $18.2 million (as set forth in the indenture governing the terms of the 2026 Senior Notes) and the write-off of approximately $3.6 million of unamortized debt issuance costs associated with the 2026 Senior Notes.

The 2030 Senior Notes are scheduled to mature and be paid in full on September 1, 2030. At any time prior to March 1, 2025, the Company may redeem all or part of the 2030 Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2030 Senior Notes, together with accrued and unpaid interest, on or after March 1, 2025, at redemption prices set forth in the indenture governing the 2030 Senior Notes. At any time prior to March 1, 2023, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2030 Senior Notes, including any permitted additional notes, at a redemption price equal to 103.625% of the principal amount plus accrued and unpaid interest, if any, to the redemption date, so long as at least 50% of the aggregate principal amount of the Initial 2030 Senior Notes (excluding the Additional 2030 Senior Notes and any additional notes, if any) issued under the indenture governing the 2030 Senior Notes remain outstanding after each such redemption occurs.

On May 14, 2021, the Company issued $600.0 million aggregate principal amount of 3.625% Senior Unsecured Notes due 2031 (the “2031B Senior Notes”) in a private offering that was exempt from the registration requirements of the Securities Act. The 2031B Senior Notes are scheduled to mature and be paid in full on November 1, 2031. At any time prior to November 1, 2026, the Company may redeem all or part of the 2031B Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest, if any, thereon, to the date of redemption. In addition, the Company may redeem all or part of the 2031B Senior Notes, together with accrued and unpaid interest, on or after November 1, 2026, at redemption prices set forth in the indenture governing the 2031B Senior Notes. At any time prior to November 1, 2024, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2031B Senior Notes, including any permitted additional notes, at a redemption price equal to 103.625% of the principal amount plus accrued and unpaid interest, if any, to the redemption date, so long as at least 50% of the aggregate principal amount of all notes (excluding any additional notes, if any) issued under the indenture governing the 2031B Senior Notes remain outstanding after each such redemption occurs.

On August 17, 2021, the Company issued $700.0 million aggregate principal amount of 3.250% Senior Unsecured Notes due 2033 (the “2033 Senior Notes”) in a private offering that was exempt from the registration requirements of the Securities Act. In connection with the completion of the offering, the Company announced that it intended to use a portion of the net proceeds from the offering for the pre-maturity redemption of all $500.0 million aggregate principal amount outstanding of its 5.375% senior unsecured notes due 2027 (the “2027 Senior Notes”). On September 2, 2021 the Company completed the pre-maturity redemption of all of its 2027 Senior Notes. The pre-maturity redemption of the 2027 Senior Notes resulted in an approximately $37.3 million loss on extinguishment that was recorded in other expense (income), which includes an applicable premium of approximately $33.6 million (as set forth in the indenture governing the terms of the 2027 Senior Notes) and the write-off of approximately $3.7 million of unamortized debt issuance costs associated with the 2027 Senior Notes.

The 2033 Senior Notes are scheduled to mature and be paid in full on August 15, 2033. At any time prior to August 15, 2027, the Company may redeem all or part of the 2033 Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the

Company may redeem all or part of the 2033 Senior Notes, together with accrued and unpaid interest, on or after August 15, 2027, at redemption prices set forth in the indenture governing the 2033 Senior Notes. At any time prior to August 15, 2024, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2033 Senior Notes, including any permitted additional notes, at a redemption price equal to 103.250% of the principal amount plus accrued and unpaid interest, if any, to the redemption date, so long as at least 50% of the aggregate principal amount of all notes (excluding any additional notes, if any) issued under the indenture governing the 2033 Senior Notes remain outstanding after each such redemption occurs.

Revolver. Since November 20, 2014, the Company has maintained a revolving credit agreement with a syndicate of banks (as amended, the “Revolving Credit Agreement”). On March 29, 2021, the Company entered into Amendment No. 4 (the “Fourth Amendment”) to the Revolving Credit Agreement. The Fourth Amendment, among other things, (i) increased aggregate commitments available to be borrowed by $100.0 million to an aggregate of $500.0 million of availability thereunder until November 2024, at which point the aggregate commitments will be $467.5 million, and (ii) extended the term to March 2026. At December 31, 2021, the Revolving Credit Agreement was undrawn.

In connection with the closings of the Senior Notes offerings, entry into the Revolving Credit Agreement and the subsequent amendments, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At December 31, 2021, $40.6 million of the deferred financing fees and premium remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $1.5 million of which is included in “Other non-current assets” and $38.6 million of which is included in “Long-term debt” on the Consolidated Statement of Financial Condition.

7. LEASES

The Company recognized $30.6 million, $32.8 million and $35.6 million of operating lease expenses for the years ended December 31, 2021, 2020 and 2019, respectively. The amounts associated with variable lease costs, short-term lease costs and sublease income were not material for any of the years ended December 31, 2021, 2020 and 2019.

The Company’s leases have remaining lease terms of up to approximately 11 years. Some of these leases have options to extend which, if exercised, would extend the maximum term to approximately 25 years. Some of the leases also provide for early termination, the exercise of which would shorten the term of those leases by up to 5 years.

The Company recorded pre-tax impairment charges for the year ended December 31, 2021 of $8.4 million associated with right of use assets. The impairment charges are included in General and administrative expenses within the consolidated statements of income.

Future minimum commitments for the Company’s operating leases in place as of December 31, 2021, the interest and other relevant line items in the Consolidated Statement of Financial Condition are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
2022	$28,271
2023	29,427
2024	23,924
2025	22,717
2026	20,447
Thereafter	73,539
Total lease payments	$198,325
Less: Interest	(24,972)
Present value of lease liabilities	$173,353

Other accrued liabilities	$23,324
Long-term operating lease liabilities	$150,029

The following table presents the lease term and discount rate for the Company’s operating leases in place as of the periods indicated:

	As of
	December 31,	December 31,
Lease Term and Discount Rate	2021	2020
Weighted-average remaining lease term (years)	8.16	8.93
Weighted-average discount rate	3.09%	3.34%

The following table presents other information for the Company’s operating leases in place for the periods indicated:

	Years Ended
Other Information	December 31,	December 31,	December 31,
(in thousands)	2021	2020	2019
Operating cash flows used for operating leases	$30,972	$30,061	$29,886
Right of use assets obtained in exchange for new operating lease liabilities	$26,004	$11,472	$210,784

8. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net at December 31, 2021 and 2020 consisted of the following:

		As of
	Estimated	December 31,	December 31,
	Useful Lives	2021	2020
		(in thousands)
Computer & related equipment	2 to 5 years	$179,557	$186,786
Furniture & fixtures	7 years	14,194	15,276
Leasehold improvements	1 to 21 years	56,308	56,537
Work-in-process	—	2,699	2,996
Subtotal		252,758	261,595
Accumulated depreciation and amortization		(186,043)	(181,149)
Property, equipment and leasehold improvements, net		$66,715	$80,446

Depreciation and amortization expense of property, equipment and leasehold improvements was $28.9 million, $29.8 million and $30.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

9. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets		Total
Goodwill at December 31, 2019	$1,204,694	$290,976	$46,612	$20,586		$1,562,868
Foreign exchange translation adjustment	1,064	—	1,435	655		3,154
Goodwill at December 31, 2020	$1,205,758	$290,976	$48,047	$21,241		$1,566,022
Acquisitions	—	—	—	670,874	(1)	670,874
Foreign exchange translation adjustment	(315)	—	—	(195)		(510)
Goodwill at December 31, 2021	$1,205,443	$290,976	$48,047	$691,920		$2,236,386

(1)	Reflects the impact of the acquisition of RCA.

Intangible Assets, Net

The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2021	2020	2019
Amortization expense of acquired intangible assets	$42,242	$34,049	$34,773
Amortization expense of internally developed capitalized software	22,337	22,892	14,637
Write-off of internally developed capitalized software	16,013	—	—
Total amortization of intangible assets expense	$80,592	$56,941	$49,410

Following management’s decision to discontinue development and cease related sales activities of certain Analytics segment products and transition existing customers to other product offerings, the Company wrote off $16.0 million of certain internally developed capitalized software intangible assets (consisting of $46.3 million of gross intangible assets less $30.3 million of accumulated amortization) during the year ended December 31, 2021. The non-cash charge is recorded as a component of “Amortization of intangible assets” on the Consolidated Statement of Income.

The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

		As of
	Estimated	December 31,	December 31,
	Useful Lives	2021	2020
		(in thousands)
Gross intangible assets:
Customer relationships	13 to 21 years	$532,400	$356,700
Proprietary data	11 to 13 years	220,639	28,627
Acquired technology and software	8 to 9 years	209,220	177,720
Trademarks	2 to 21.5 years	208,190	207,300
Internally developed capitalized software	3 to 5 years	106,181	113,188
Subtotal		1,276,630	883,535
Foreign exchange translation adjustment		(5,782)	(5,262)
Total gross intangible assets		$1,270,848	$878,273
Accumulated amortization:
Customer relationships		$(277,865)	$(253,465)
Proprietary data		(22,678)	(15,730)
Acquired technology and software		(175,718)	(174,032)
Trademarks		(152,468)	(143,207)
Internally developed capitalized software		(49,394)	(57,464)
Subtotal		(678,123)	(643,898)
Foreign exchange translation adjustment		616	373
Total accumulated amortization		$(677,507)	$(643,525)
Net intangible assets:
Customer relationships		$254,535	$103,235
Proprietary data		197,961	12,897
Acquired technology and software		33,502	3,688
Trademarks		55,722	64,093
Internally developed capitalized software		56,787	55,724
Subtotal		598,507	239,637
Foreign exchange translation adjustment		(5,166)	(4,889)
Total net intangible assets		$593,341	$234,748

Estimated amortization expense for succeeding years is presented below:

Years Ending December 31,	Amortization Expense
(in thousands)
2022	$87,438
2023	81,532
2024	74,370
2025	51,800
2026	36,175
Thereafter	262,026
Total	$593,341

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

The following table reflects the employee benefits expense by cost, type and location in the Statement of Income for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2021	2020	2019
Employee benefit cost type
401(k) and other defined contribution plans	25,740	21,804	19,909
Pension related net period benefit expense	5,785	4,671	4,135
Total	$31,525	$26,475	$24,044

Location in the Statement of Income
Cost of revenues	$12,231	$9,913	$9,387
Selling and marketing	9,489	7,910	7,368
Research and development	6,271	5,328	4,705
General and administrative	2,620	2,289	1,844
Other expense (income)	914	1,035	740
Total	$31,525	$26,475	$24,044

The Company uses a measurement date of December 31st to calculate obligations under its pension and postretirement plans. As of December 31, 2021 and 2020, the Company carried a net liability of $34.5 million and $36.1 million, respectively, in “Other non-current liabilities” on the Consolidated Statement of Financial Condition related to its future pension obligations. The fair value of the defined benefit plan assets was $30.2 million and $28.5 million at December 31, 2021 and 2020, respectively.

The Company’s retiree benefit plans include defined benefit plans for employees in Switzerland, as well as other countries where MSCI maintains an operating presence.

Our Switzerland plans are government-mandated retirement funds that provide employees with a minimum investment return, which is determined annually by the Swiss government and was 1.0% in the years ended December 31, 2021, 2020 and 2019. Under the Switzerland plans, the Company and our employees are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Employee contributions are based on the respective employee’s age, salary and chosen contribution scale. As of December 31, 2021 and 2020, the Switzerland plans had a gross pension liability of $34.0 million and $34.8 million, respectively, and plan assets that totaled $26.1 million and $24.6 million, respectively. In the years ended December 31, 2021, 2020 and 2019, we recognized net periodic benefit expense of $0.3 million, $0.5 million and $1.0 million, respectively, related to our Switzerland plans. The discount rate for the Switzerland defined benefit pension plan was 0.30% and 0.10%, respectively, as of December 31, 2021 and 2020.

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

11. SHAREHOLDERS’ EQUITY (DEFICIT)

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

Share repurchases made pursuant to the 2020 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of December 31, 2021, there was $1,589.2 million of available authorization remaining under the 2020 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Year Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
	(in thousands, except per share data)
December 31, 2021	$412.25	339	$139,580
December 31, 2020	$291.76	2,493	$727,344
December 31, 2019	$147.97	690	$102,081

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated

	Dividends
	Per Share	Declared	Distributed	(Released)/ Deferred
2021	(in thousands, except per share data)
Three Months Ended March 31,	$0.78	$65,947	$66,153	$(206)
Three Months Ended June 30,	0.78	64,863	64,489	374
Three Months Ended September 30,	1.04	86,476	85,961	515
Three Months Ended December 31,	1.04	86,475	85,973	502
Year Ended December 31,	$3.64	$303,761	$302,576	$1,185
2020
Three Months Ended March 31,	$0.68	$59,233	$59,455	$(222)
Three Months Ended June 30,	0.68	57,360	57,068	292
Three Months Ended September 30,	0.78	65,830	65,454	376
Three Months Ended December 31,	0.78	65,029	64,653	376
Year Ended December 31,	$2.92	$247,452	$246,630	$822
2019
Three Months Ended March 31,	$0.58	$55,339	$57,988	$(2,649)
Three Months Ended June 30,	0.58	49,613	49,365	248
Three Months Ended September 30,	0.68	58,176	57,882	294
Three Months Ended December 31,	0.68	58,176	57,916	260
Year Ended December 31,	$2.52	$221,304	$223,151	$(1,847)

Common Stock

The following table presents activity related to shares of common stock issued and repurchased for the periods indicated:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Balance At December 31, 2018	130,029,926	(45,855,788)	84,174,138
Dividend payable/paid	1,064	(585)	479
Common stock issued and exercise of stock options	2,387,145	—	2,387,145
Shares withheld for tax withholding	—	(1,077,815)	(1,077,815)
Shares repurchased under stock repurchase programs	—	(689,891)	(689,891)
Shares issued to Directors	1,277	(403)	874
Balance At December 31, 2019	132,419,412	(47,624,482)	84,794,930
Dividend payable/paid	553	(337)	216
Common stock issued	406,960	—	406,960
Shares withheld for tax withholding	—	(165,239)	(165,239)
Shares repurchased under stock repurchase programs	—	(2,492,994)	(2,492,994)
Shares issued to Directors	2,250	27,284	29,534
Balance At December 31, 2020	132,829,175	(50,255,768)	82,573,407
Dividend payable/paid	268	(156)	112
Common stock issued	331,427	—	331,427
Shares withheld for tax withholding	—	(133,431)	(133,431)
Shares repurchased under stock repurchase programs	—	(338,577)	(338,577)
Shares issued to Directors	1,308	5,203	6,511
Balance At December 31, 2021	133,162,178	(50,722,729)	82,439,449

Share-Based Compensation

The Company regularly issues share-based compensation to its employees and directors who are not employees of the Company. The accounting guidance for share-based compensation requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures.

In February 2022, the Company granted a portion of its employees awards in the form of RSUs, PSUs and performance stock options (“PSOs”). The total number of units and options granted was 227,684. The aggregate fair value of the awards was $79.6 million. The RSUs granted in 2022 vest at the end of a three-year service period. The PSUs granted in 2022 vest at the end of a three-year service period, are subject to a one-year sale restriction and are also subject to the achievement of an absolute total shareholder return compounded annual growth rate, measured over a three-year period. The PSOs granted in 2022 vest and become exercisable at the end of a three-year service period and are subject to a performance condition based on the combined level of achievement of a cumulative revenue performance goal and a cumulative adjusted EPS performance goal, measured over a three-year period. All of these awards are subject to forfeiture under specific criteria set in the award agreements.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to use newly-issued shares or certain shares of common stock held in treasury.

The following table presents the amount of share-based compensation expense by category for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2021	2020	2019
Cost of revenues	$17,285	$14,523	$11,190
Selling and marketing	14,411	13,545	14,943
Research and development	7,913	7,344	5,966
General and administrative	17,463	19,826	11,991
Other expense (income)	1,416	379	—
Total share-based compensation expense	$58,488	$55,617	$44,090

The windfall tax benefits for share-based compensation expense related to RSUs, PSUs and other restricted stock unit awards (together, the “Share-based Awards”) as well as stock options granted to Company employees and to directors who are not employees of the Company were $22.3 million, $20.9 million and $82.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, $52.3 million of compensation cost related to MSCI unvested share-based awards granted to the Company’s employees and to directors who are not employees of the Company had not yet been recognized. The unrecognized compensation cost relating to unvested stock-based awards expected to vest will be recognized primarily over the next one to five years.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of common stock. As of December 31, 2021, 3.8 million shares of common stock were available for future grants under these plans.

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

The fair value of the PSUs on the award dates were estimated under the Monte Carlo method using the following assumptions:

	Years Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Risk free interest rate	0.33%	1.28%	2.46%
Historical stock price volatility	34.13%	25.42%	21.98%
Term (in years)	4.0	3.8	3.7
Discount of Lack of Marketability	4.0%	0.0%	0.0%

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

The following table presents activity concerning the Company’s vested and unvested Share-based Awards applicable to its employees (share data in thousands) for the period indicated:

		Weighted
		Average
		Grant
	Number of	Date Fair
For the Year Ended December 31, 2021	Shares	Value
Vested and unvested Share-based Awards at December 31, 2020	739	$163.99
Granted	330	$265.99
Conversion to common stock	(340)	$153.66
Canceled	(32)	$274.66
Vested and unvested Share-based Awards at December 31, 2021 (1)	697	$217.05

(1)	As of December 31, 2021, 639 Share-based Awards, with a weighted average grant date fair value of $213.70, were vested or expected to vest.

The total fair value of Share-based Awards held by the Company’s employees that converted to MSCI common stock during the years ended December 31, 2021, 2020 and 2019 was $152.6 million, $133.6 million and $401.7 million, respectively.

The following table presents activity concerning the Company’s unvested Share-based Awards related to its employees (share data in thousands):

		Weighted
		Average
		Grant
	Number of	Date Fair
For the Year Ended December 31, 2021	Shares	Value
Unvested Share-based Awards at December 31, 2020	727	$164.58
Granted	293	$268.91
Vested	(318)	$156.41
Canceled	(32)	$274.66
Unvested Share-based Awards at December 31, 2021	670	$217.05

Unvested Share-based Awards expected to vest	612	$210.15

There were no remaining stock options outstanding that could be exercised during any of the years ended December 31, 2021 and 2020. The intrinsic value of the stock options exercised by the Company’s employees during the year ended December 31, 2019 was $22.1 million.

12. INCOME TAXES

The provision for income taxes (benefits) by taxing jurisdiction consisted of:

	Years Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
	(in thousands)
Current
U.S. federal	$133,281	$39,665	$31,493
U.S. state and local	49,475	29,942	6,841
Non U.S.	60,766	70,441	22,103
	243,522	140,048	60,437
Deferred
U.S. federal	(79,812)	(44,507)	(11,941)
U.S. state and local	(25,981)	(8,911)	(4,001)
Non U.S.	(5,576)	(2,227)	(4,825)
	(111,369)	(55,645)	(20,767)

Provision for income taxes	$132,153	$84,403	$39,670

The following table reconciles the U.S. federal statutory income tax rate to the effective income tax rate:

	Years Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.90%	3.14%	2.51%
Change in tax rates applicable to non-U.S. earnings	(5.09%)	(3.30%)	(3.74%)
Foreign Derived Intangible Income (FDII), net of GILTI (1)	(1.09%)	(3.84%)	1.05%
Domestic tax credits and incentives	(0.59%)	(0.59%)	(0.31%)
Valuation allowance	—%	—%	(0.10%)
Excess share-based compensation	(2.65%)	(3.24%)	(13.94%)
Other	0.92%	(0.87%)	0.11%
Effective income tax rate	15.40%	12.30%	6.58%

(1)

The year ended December 31, 2020 includes (3.00%) released during the year related to the favorable impact on prior years from final regulations clarifying certain provisions of the Tax Cuts and Jobs Act (“Tax Reform”).

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020, were as follows:

	As of
	December 31,	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Capitalized expenses	$94,265	$—
Unearned revenue	56,810	46,530
Lease liabilities	39,507	40,786
Employee compensation and benefit plans	20,216	20,602
Interest expense carryforwards	11,215	7,901
Loss carryforwards	18,173	3,071
Pension	2,229	3,066
Other	3,509	—
Subtotal	245,924	121,956
Less: valuation allowance	(36)	—
Total deferred tax assets	$245,888	$121,956
Deferred tax liabilities:
Intangible assets	$(147,118)	$(51,862)
Right of use assets	(32,106)	(35,634)
Property, equipment and leasehold improvements, net	(27,136)	(20,197)
Unremitted foreign earnings	(3,059)	(1,279)
Unearned revenue	—	—
Other	—	(2,131)
Total deferred tax liabilities	$(209,419)	$(111,103)
Net deferred tax assets	$36,469	$10,853

As presented in the table above, the Company has certain loss and interest carryforward items. The tax value of the U.S. portion of the interest carryforward was zero and $0.7 million as of December 31, 2021 and December 31, 2020, respectively. The tax value of the non-U.S. portion of the interest carryforward was $11.2 million and $7.2 million as of December 31, 2021 and December 31, 2020, respectively.  These carryforwards are subject to annual limitations on utilization over an indefinite life.

Net operating loss carryforwards in the U.S. were $69.7 million with a tax value of $17.9 million and $8.7 million with a tax value of $1.8 million as of December 31, 2021 and December 31, 2020, respectively. The increase in the net operating loss carryforward in the U.S. is primarily attributable to the September 13, 2021 acquisition of RCA. These carryforwards are subject to annual limitations and will begin to expire in 2026. The tax value of the non-U.S. portion of the net operating loss was $0.3 million and $1.2 million as of December 31, 2021 and December 31, 2020 respectively. These carryforwards are subject to annual limitations and will begin to expire in 2023.

The Company believes the majority of the deferred tax assets at December 31, 2021 are more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates with the exception of a loss carryforward in one jurisdiction where it has established a valuation allowance of $0.04 million.

As of December 31, 2021, the Company has recorded prepayments of taxes in the amount of $36.5 million in “Other non-current assets” on the Consolidated Statements of Financial Condition, as the amounts are not anticipated to be received until after December 31, 2022.

The following table presents changes in the Company’s deferred tax asset valuation allowance for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
	(in thousands)
Beginning balance	$—	$—	$632
Additions charged to cost and expenses	36	—	—
Deductions	—	—	(632)
Ending balance	$36	$—	$—

The following table presents the components of income before provision for income taxes generated by domestic or foreign operations for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
	(in thousands)
Domestic	$417,679	$353,049	$351,177
Foreign (1)	440,457	333,176	252,141
Total income before provision for income taxes	$858,136	$686,225	$603,318

(1)	Foreign income before provision for income taxes is defined as income generated from operations located outside the U.S., which includes income from foreign branches of U.S. companies.

As of December 31, 2021, the Company has provided for applicable state income and foreign withholding taxes on all undistributed earnings of its foreign subsidiaries.

The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. Based on the current status of income tax audits, the Company believes it is reasonably possible that the total amount of unrecognized benefits may decrease by approximately $31.6 million in the next twelve months as a result of the resolution of tax examinations.

The Company believes the resolution of tax matters will not have a material effect on the Consolidated Statement of Financial Condition of the Company, although a resolution could have a material impact on the Company’s Consolidated Statement of Income for a particular future period and on the Company’s effective tax rate for any period in which such resolution occurs.

The following table presents a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2021, 2020 and 2019:

	Years Ended
Gross unrecognized tax benefits	December 31,	December 31,	December 31,
(in thousands)	2021	2020	2019
Beginning balance	$16,621	$15,841	$14,091
Increases based on tax positions related to the current period	511	292	2,413
Increases based on tax positions related to prior periods	20,321	2,099	—
Decreases based on tax positions related to prior periods	—	—	—
Decreases related to settlements with taxing authorities	—	—	—
Decreases related to a lapse of applicable statute of limitations	(4,414)	(1,611)	(663)
Ending balance	$33,039	$16,621	$15,841

The total amount of unrecognized tax benefits was $33.0 million, $16.6 million and $15.8 million as of December 31, 2021, 2020 and 2019, respectively, which, if recognized, would favorably affect the effective tax rate in future periods. The increase in unrecognized tax benefits in the year ended December 31, 2021 is principally due to the filing of prior year refund claims. The Company recognizes the accrual of interest and penalties related to unrecognized tax benefits in the “Provision for income taxes” in the Consolidated Statement of Income. For the years ended December 31, 2021 and 2020, the Company recognized zero and for the year ended December 31, 2019, the Company recognized $0.4 million of interest in the Consolidated Statement of Income with respect to unrecognized tax benefits. Penalties of $0.3 million, $0.4 million and zero were recognized in the Consolidated Statement of Income and the Consolidated Statement of Financial Position for the years ended December 31, 2021, 2020 and 2019, respectively. The amount of accrued interest, which includes interest related to uncertain tax positions and accrued income tax expense, recorded on the Consolidated Statement of Financial Condition as of December 31, 2021, 2020 and 2019 was $0.9 million.

The Company is under examination by tax authorities in certain jurisdictions, including foreign jurisdictions, such as the United Kingdom, Switzerland and India, and states in the U.S. in which the Company has significant operations, such as New York and California. The tax years currently under examination vary by jurisdiction but include years ranging from 2008 through 2020.

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

The CODM measures and evaluates reportable segments based on segment operating revenues as well as Adjusted EBITDA and other measures. The Company excludes the following items from segment Adjusted EBITDA: provision for income taxes, other expense (income), net, depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments, including impairment related to sublease of leased property, certain non-recurring acquisition-related integration and transaction costs and the impact related to the vesting of multi-year restricted stock units granted in 2016 to certain senior executives that are subject to the achievement of multi-year total shareholder return targets, which are performance targets with a market condition (the “2016 Multi-Year PSUs”), that the CODM does not consider for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net income and are included in the reconciliation that follows.

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

The Index operating segment offers equity and fixed income indexes. The indexes are used in many areas of the investment process, including indexed product creation (e.g., ETFs, mutual funds, annuities, futures, options, structured products, over-the-counter derivatives), performance benchmarking, portfolio construction and rebalancing, and asset allocation.

The Analytics operating segment offers risk management, performance attribution and portfolio management content, applications and services that provide clients with an integrated view of risk and return and tools for analyzing market, credit, liquidity, counterparty and climate risk across all major asset classes, spanning short-, medium- and long-term time horizons. Clients access Analytics tools and content through MSCI’s proprietary applications and application programming interfaces, third-party applications or directly through their own platforms. Additionally, the Analytics operating segment also provides various managed services to help clients operate more efficiently, including consolidation of client portfolio data from various sources, review and reconciliation of input data and results, and customized reporting.

The ESG and Climate operating segment offers products and services that help institutional investors understand how ESG and climate considerations can impact the long-term risk and return of their portfolio and individual security-level investments. In addition, the ESG and Climate operating segment provides data, ratings, research and tools to help investors navigate increasing regulation, meet new client demands and better integrate ESG and climate elements into their investment processes.

The Real Estate operating segment offers real estate market and transaction data, benchmarks, return-analytics, climate assessments and market insights for funds, investors, managers and other real estate market participants. In addition, Real Estate performance and risk analytics range from enterprise-wide to property-specific analysis. The Real Estate operating segment also provides business intelligence products to real estate owners, managers, developers and brokers worldwide. Financial results related to the acquisition of RCA have been included prospectively as a component of the Real Estate operating segment, presented as a component of the All Other – Private Assets reportable segment, as of September 13, 2021.

The Burgiss operating segment represents the Company’s equity method investment in Burgiss, a global provider of investment decision support tools for private capital.

The change in reportable segments has not resulted in any changes to MSCI’s Chief Operating Decision Maker (“CODM”) or the basis for segment profitability. The CODM continues to measure and evaluate reportable segments based on segment operating revenues as well as Adjusted EBITDA and other measures.

The following table presents operating revenues by reportable segment for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
	(in thousands)
Operating revenues
Index	$1,251,764	$1,016,495	$920,937
Analytics	544,299	513,808	496,925
ESG and Climate	166,192	111,364	90,659
All Other - Private Assets	81,289	53,723	49,275
Total	$2,043,544	$1,695,390	$1,557,796

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
	(in thousands)
Index Adjusted EBITDA	$951,312	$766,493	$670,188
Analytics Adjusted EBITDA	198,799	172,924	152,113
ESG and Climate Adjusted EBITDA	29,748	22,851	21,813
All Other - Private Assets Adjusted EBITDA	16,931	9,242	6,385
Total operating segment profitability	1,196,790	971,510	850,499
Amortization of intangible assets	80,592	56,941	49,410
Depreciation and amortization of property, equipment and leasehold improvements	28,901	29,805	29,999
Impairment related to sublease of leased property	7,702	—	—
Acquisition-related integration and transaction costs (1)	6,870	—	—
2016 Multi-Year PSUs grant payroll tax expense	—	—	15,389
Operating income	1,072,725	884,764	755,701
Other expense (income), net	214,589	198,539	152,383
Provision for income taxes	132,153	84,403	39,670
Net income	$725,983	$601,822	$563,648

(1)

Incremental and non-recurring costs attributable to acquisitions directly related to the execution of the transaction and integration of the acquired business that have occurred no later than 12 months after the close of the transaction.

Operating revenues by geography are based on the shipping address of the ultimate customer utilizing the product. The following table presents revenue by geographic area for the periods indicated:

	Years Ended
	December 31,	December 31,	December 31,
(in thousands)	2021	2020	2019
Operating revenues
Americas:
United States	$836,880	$723,962	$698,105
Other	85,744	71,408	65,997
Total Americas	922,624	795,370	764,102
Europe, the Middle East and Africa ("EMEA"):
United Kingdom	344,976	262,188	234,926
Other	454,239	364,547	325,221
Total EMEA	799,215	626,735	560,147
Asia & Australia:
Japan	91,419	80,591	71,629
Other	230,286	192,694	161,918
Total Asia & Australia	321,705	273,285	233,547
Total	$2,043,544	$1,695,390	$1,557,796

Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	December 31,	December 31,
	2021	2020
	(in thousands)
Long-lived assets
Americas:
United States	$167,870	$182,776
Other	13,480	13,949
Total Americas	181,350	196,725
EMEA:
United Kingdom	19,563	19,678
Other	34,240	33,561
Total EMEA	53,803	53,239
Asia & Australia:
Japan	1,150	1,896
Other	31,873	37,946
Total Asia & Australia	33,023	39,842
Total	$268,176	$289,806

14. QUARTERLY RESULTS OF OPERATIONS (unaudited):

	2021				2020
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Operating revenues	$478,423	$498,180	$517,099	$549,842	$416,780	$409,616	$425,333	$443,661
Cost of revenues	85,780	87,327	89,674	95,903	74,609	70,456	70,704	75,935
Selling and marketing	56,467	58,191	59,819	68,708	55,549	51,617	52,668	56,662
Research and development	24,862	27,531	28,352	30,819	26,562	22,534	24,901	27,056
General and administrative	34,728	30,182	38,110	44,873	30,833	28,309	27,613	27,872
Amortization of intangible assets	15,068	30,396	14,105	21,023	13,776	14,062	14,333	14,770
Depreciation and amortization of property, equipment and leasehold improvements	7,143	7,020	6,809	7,929	7,567	7,463	7,494	7,281
Total operating expenses	224,048	240,647	236,869	269,255	208,896	194,441	197,713	209,576
Operating income	254,375	257,533	280,230	280,587	207,884	215,175	227,620	234,085
Interest income	(386)	(347)	(396)	(368)	(3,483)	(771)	(475)	(301)
Interest expense	37,584	39,557	42,137	40,336	40,231	41,227	37,536	37,330
Other expense (income)	1,149	22,628	37,839	(5,144)	8,287	35,552	1,516	1,890
Other expense (income), net	38,347	61,838	79,580	34,824	45,035	76,008	38,577	38,919
Income before provision for income taxes	216,028	195,695	200,650	245,763	162,849	139,167	189,043	195,166
Provision for income taxes	19,209	30,272	30,774	51,898	14,724	24,044	6,685	38,950
Net income	$196,819	$165,423	$169,876	$193,865	$148,125	$115,123	$182,358	$156,216

Earnings per basic common share	$2.38	$2.01	$2.06	$2.35	$1.75	$1.38	$2.18	$1.89

Earnings per diluted common share	$2.36	$1.99	$2.03	$2.32	$1.73	$1.36	$2.16	$1.87

Weighted average shares outstanding used in computing per share data
Basic	82,640	82,454	82,470	82,473	84,870	83,666	83,602	82,737
Diluted	83,493	83,295	83,554	83,578	85,548	84,349	84,479	83,707

15. SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2021 and through trade date of February 10, 2022, the Company repurchased an additional 1.2 million shares of common stock at an average price of $515.83 per share for a total value of $634.1 million.

On January 24, 2022, the Board of Directors of the Company declared a quarterly dividend of $1.04 per share of common stock to be paid on February 28, 2022 to shareholders of record as of the close of trading on February 18, 2022.

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

Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management, including the Company’s CEO and CFO, concluded that, as of December 31, 2021, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management excluded Real Capital Analytics, Inc. (“RCA”), acquired on September 13, 2021, from its evaluation of internal control over financial reporting as of December 31, 2021. As of December 31, 2021, total assets of RCA, excluding acquisition method fair value adjustments, represented 0.9% of our consolidated total assets. RCA represented 1.1% of our consolidated operating revenues for the year ended December 31, 2021.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2021, which appears on page 63 of this Annual Report on Form 10-K.

(c). Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for the information relating to our Executive Officers set forth in Part I of this Annual Report on Form 10-K, we incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2021.

Information regarding our Code of Ethics and Business Conduct and Corporate Governance Policies is incorporated herein by reference from our Proxy Statement, which will be filed no later than 120 days after December 31, 2021. Any amendments to, or waivers from, a provision of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.msci.com. The information on our website is not and should not be considered a part of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the additional information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2021.

Equity Compensation Plans

On February 18, 2016, the Board of Directors, upon the recommendation of the Compensation & Talent Management Committee of the Board of Directors (the “Compensation Committee”), approved the MSCI Inc. 2016 Non-Employee Directors Compensation Plan (the “Directors Plan”), a cash and equity incentive compensation plan that was approved by shareholders at the Company’s 2016 annual meeting of shareholders. The Directors Plan replaced the Company’s then existing non-employee director compensation plan, the MSCI Inc. Independent Directors’ Equity Compensation Plan (the “2011 Plan”). The total number of shares authorized to be awarded under the Directors Plan is 352,460, which is equal to the number of shares that remained available for issuance under the 2011 Plan. Under the MSCI Inc. Non-Employee Directors Deferral Plan, directors may elect to defer receipt of all or any portion of any shares of our common stock issuable upon conversion of any stock unit or any retainer elected to be paid in shares of our common stock until (i) 60 days following separation of service or (ii) the earlier of a specified date or 60 days following separation of service.

On February 18, 2016, the Board of Directors, upon the recommendation of the Compensation Committee, approved the MSCI Inc. 2016 Omnibus Plan (“Omnibus Plan”), an equity incentive compensation plan that was approved by shareholders at the Company’s 2016 annual meeting of shareholders. The Omnibus Plan replaced the Company’s then existing equity compensation plan, the MSCI Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (as amended, the “2007 Plan”). Compensation paid to the Company’s executive officers historically complied with the performance-based compensation exception under 162(m) of the IRC (“162(m)”) by being granted pursuant to the MSCI Inc. Performance Formula and Incentive Plan (the “Performance Plan”). Shareholder approval of the Omnibus Plan constituted approval of the material terms of the performance goals under the Omnibus Plan for purposes of 162(m). In light of the final Section 162(m) regulations published in December 2020, which, among other things, eliminated the performance-based compensation exception under Section 162(m), the Compensation Committee determined to cease awarding compensation to the Company’s executive officers under the Performance Plan starting with calendar year 2021.

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

The following table presents certain information with respect to our equity compensation plans at December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity Compensation Plans Approved by Security Holders
MSCI Inc. 2016 Omnibus Plan
Restricted Stock Units (“RSUs”)	198,092	N/A	—
Performance Stock Units (“PSUs”) (1)	1,215,771	N/A	—
Total MSCI Inc. 2016 Omnibus Plan	1,413,863	N/A	3,524,169
MSCI Inc. 2016 Non-Employee Directors Compensation Plan (RSUs)	3,137	N/A	279,080
Equity Compensation Plans Not Approved by Security Holders	—	N/A	—
Total	1,417,000	N/A	3,803,249

(1)	The numbers included for PSUs in column (a) reflect the maximum payout. Assuming target number payout, the number of securities to be issued upon vesting of PSUs is 496,061.
(2)	Does not reflect the unvested RSUs or PSUs included in column (a) because these awards have no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2021.

Item 14.	Principal Accountant Fees and Services

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2021.

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

(a)(3) Exhibits

The information required by this Item is set forth below.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	10-Q	001-33812	3.1	5/4/2012
3.2	Amended and Restated By-laws	8-K/A	001-33812	3.1	1/11/2021
4.1	Form of Senior Indenture	S-3	333-206232	4.1	8/7/2015
4.2	Form of Subordinated Indenture	S-3	333-206232	4.2	8/7/2015
4.3	Form of Common Stock Certificate	10-Q	001-33812	4.1	5/4/2012
4.4	Indenture, dated as of November 7, 2019, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	001-33812	4.1	11/7/2019
4.5	Form of Note for MSCI Inc. 4.000% Senior Notes due November 15, 2029 (included in Exhibit 4.4)	8-K	001-33812	4.2	11/7/2019
4.6	Indenture, dated as of March 4, 2020, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	001-33812	4.1	3/04/2020
4.7	Form of Note for MSCI Inc. 3.625% Senior Notes due September 1, 2030 (included in Exhibit 4.6).	8-K	001-33812	4.2	3/04/2020
4.8	Indenture, dated as of May 26, 2020, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	001-33812	4.1	5/26/2020
4.9	Form of Note for MSCI Inc. 3.875% Senior Notes due February 15, 2031 (included in Exhibit 4.8).	8-K	001-33812	4.2	5/26/2020
4.10	Indenture, dated as of May 14, 2021, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	001-33812	4.1	5/14/2021
4.11	Form of Note for MSCI Inc. 3.625% Senior Notes due November 1, 2031 (included in Exhibit 4.10).	8-K	001-33812	4.2	5/14/2021
4.12	Indenture, dated as of August 17, 2021, among MSCI Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	001-33812	4.1	8/17/2021

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
4.13	Form of Note for MSCI Inc. 3.250% Senior Notes due August 15, 2033 (included in Exhibit 4.12).	8-K	001-33812	4.2	8/17/2021
4.14	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed Herewith
10.1*	Summary of Non-Employee Director Compensation	Filed Herewith
10.2*	Non-Employee Director Stock Ownership Guidelines	10-Q	001-33812	10.8	4/29/2016
10.3*	MSCI Inc. 2016 Non-Employee Directors Compensation Plan, as amended	10-Q	001-33812	10.3	5/5/2017
10.4*	MSCI Inc. Non-Employee Director Deferral Plan, as amended	10-Q	001-33812	10.9	4/29/2016
10.5*	MSCI Inc. Change in Control Severance Plan, adopted May 28, 2015	10-K	001-33812	10.109	2/24/2017
10.6*	MSCI Inc. Performance Formula and Incentive Plan	Proxy	001-33812	Annex C	2/28/2008
10.7*	MSCI Inc. Executive Committee Stock Ownership Guidelines	Filed Herewith
10.8*	MSCI Inc. Clawback Policy	10-K	001-33812	10.189	2/22/2019
10.9*	MSCI Inc. 2016 Omnibus Incentive Plan	S-8	333-210987	99.1	04/28/2016
10.10*	MSCI Inc. Annual Incentive Plan	10-K	001-33812	10.166	2/26/2018
10.11*	Form of 2019 Award Agreement for Restricted Stock Units for Employees Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.185	2/22/2019
10.12*	Form of 2019 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. Omnibus Incentive Plan	10-K	001-33812	10.186	2/22/2019
10.13*	Form of 2019 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. Omnibus Incentive Plan	10-K	001-33812	10.187	2/22/2019
10.14*	Special Restricted Stock Unit Award Agreement Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-Q	001-33812	10.5	5/3/2019
10.15*	Form of 2019 Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan	10-Q	001-33812	10.6	5/3/2019
10.16*	Form of 2020 Award Agreement for Restricted Stock Units for Employees Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.216	2/18/2020
10.17*	Form of 2020 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.217	2/18/2020
10.18*	Form of 2020 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.218	2/18/2020
10.19*	Form of 2020 Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Program	10-Q	001-33812	10.1	4/29/2020
10.20*	Form of 2021 Award Agreement for Restricted Stock Units for Employees Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.232	2/12/2021
10.21*	Form of 2021 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.233	2/12/2021

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.22*	Form of 2021 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	10-K	001-33812	10.234	2/12/2021
10.23*	Form of 2021 Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan.	10-Q	001-33812	10.1	7/27/2021
10.24*	Form of 2022 Award Agreement for Restricted Stock Units for Employees Under the MSCI Inc. 2016 Omnibus Incentive Plan	Filed Herewith
10.25*	Form of 2022 Annual Performance Award Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	Filed Herewith
10.26*	Form of 2022 Annual Performance Stock Option Agreement for Performance Stock Units for Managing Directors Under the MSCI Inc. 2016 Omnibus Incentive Plan	Filed Herewith
10.27*	Offer Letter, executed March 11, 2014, by and between MSCI Inc. and Scott Crum	10-Q	001-33812	10.1	5/4/2018
10.28*	Offer Letter, executed September 24, 2020, between MSCI Inc. and Andrew C. Wiechmann	8-K	001-33812	10.1	9/25/2020
10.29*	Employment Letter, entered into on April 27, 2021, between MSCI Inc. and C.D. Baer Pettit.	10-Q	001-33812	10.2	4/28/2021
10.30	Revolving Credit Agreement, dated as of November 20, 2014, among MSCI Inc., as the Borrower, each of the Subsidiary Guarantors party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and L/C Issuer, the Other Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Lead Arranger and Bookrunner	8-K	001-33812	10.1	5/18/2018
10.31	Amendment No. 1 to the Revolving Credit Agreement, dated August 4, 2016, among MSCI Inc., each of the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto	8-K	001-33812	10.1	8/05/2016
10.32	Amendment No. 2 to the Revolving Credit Agreement, dated May 18, 2018, among MSCI Inc., each of the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto	8-K	001-33812	10.1	5/18/2018
10.33	Amendment No. 3 to the Revolving Credit Agreement, dated November 15, 2019, among MSCI Inc., each of the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto	8-K	001-33812	10.1	11/19/2019
10.34	Amendment No. 4 to the Revolving Credit Agreement, dated March 29, 2021, among MSCI Inc., each of the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto	8-K	001-33812	10.1	3/30/2021
10.35	Agreement of Lease dated September 16, 2011, by and between 7 World Trade Center, LLC and MSCI Inc.	8-K	001-33812	10.1	9/22/2011

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.36††#	Index License Agreement for Funds, dated as of March 18, 2000, between Morgan Stanley Capital International and Barclays Global Investors, N.A.	10-K	001-33812	10.1	2/12/2021
10.37††#	Amendment to Index License Agreement for Funds between Morgan Stanley Capital International and Barclays Global Investors, N.A.	10-K	001-33812	10.2	2/12/2021
10.38††#	Letter Agreement to Amend MSCI-BGI Fund Index License Agreement, dated as of June 21, 2001, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.3	2/12/2021
10.39††#	Addendum to the Index License Agreement for Funds, dated as of September 18, 2002, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.4	2/12/2021
10.40††#	Amendment to the Index License Agreement for Funds, dated as of December 3, 2004, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.5	2/12/2021
10.41††#	Amendment to the Index License Agreement for Funds, dated as of May 1, 2005, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.6	2/12/2021
10.42††#	Amendment to the Index License Agreement for Funds, dated as of July 1, 2006, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.7	2/12/2021
10.43	Amendment to Index License Agreement for Funds, dated as of June 5, 2007, between Morgan Stanley Capital International Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.8	1/31/2011
10.44	Amendment to Index License Agreement for Funds, dated as of November 7, 2008, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.9	2/29/2012
10.45††#	Amendment to Index License Agreement for Funds, dated as of December 9, 2008, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.10	2/12/2021
10.46	Amendment to Index License Agreement for Funds, dated as of April 1, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.11	1/29/2010
10.47††#	Amendment to Index License Agreement for Funds, dated as of May 21, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.12	2/12/2021
10.48	Amendment to Index License Agreement for Funds, dated as of September 30, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-Q	001-33812	10.4	7/2/2010
10.49	Amendment to Index License Agreement for Funds, dated as of October 6, 2009, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.14	1/29/2010
10.50††#	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.). Replaces in its entirety the Amendment to Index License Agreement for Funds, dated as of October 27, 2009, between MSCI Inc. and Barclays Global Investors, N.A. filed as Exhibit 10.15 to Form 10-K (001-33812) filed with the SEC on February 29, 2012	10-K	001-33812	10.15	2/12/2021

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.51††#	Amendment to Index License Agreement for Funds, dated as of December 15, 2009, between MSCI Inc. and Blackrock Institutional Trust Company, N.A.	10-K	001-33812	10.46	2/12/2021
10.52	Amendment to Index License Agreement for Funds, dated as of June 13, 2011, between MSCI Inc. and BlackRock Institutional Trust Company, N.A.	10-K	001-33812	10.58	2/29/2012
10.53	Amendment to Index License Agreement for Funds, dated as of May 20, 2010	10-K	001-33812	10.59	1/31/2011
10.54††#	Schedule No. 11043 to the Master Index License Agreement for Index Based Funds, between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.), dated as of September 1, 2010	10-K	001-33812	10.49	2/12/2021
10.55††#	Amendment to the Index License Agreement for Funds, dated as of November 19, 2010, between MSCI Inc. and Barclays Global Investors, N.A.	10-K	001-33812	10.50	2/12/2021
10.56	Amendment to the Index License Agreement for Funds, dated as of June 21, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)	10-K	001-33812	10.62	2/29/2012
10.57††#	Amendment to the Index License Agreement for Funds, dated as of July 1, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.52	2/12/2021
10.58††#	Amendment to the Index License Agreement for Funds, dated as of August 23, 2011, by and between MSCI Inc. and Blackrock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.53	2/12/2021
10.59	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly known as Barclays Global Investors, N.A.)	10-K	001-33812	10.65	2/29/2012
10.60††#	Amendment to the Index License Agreement for Funds, dated as of October 4, 2011, by and between MSCI Inc. and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.55	2/12/2021
10.61	Amendment to the Index License Agreement for Funds, dated as of December 16, 2011, by and between MSCI Inc. (formerly, Morgan Stanley Capital International, Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.67	2/29/2012
10.62††#	Amendment to the Index License Agreement for Funds, dated as of February 16, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.62	2/12/2021

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.63††#	Amendment to the Index License Agreement for Funds, dated as of April 9, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.63	2/12/2021
10.64††#	Amendment to the Index License Agreement for Funds, dated as of June 1, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.64	2/12/2021
10.65††#	Amendment to the Index License Agreement for Funds, dated as of August 17, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.65	2/12/2021
10.66††#	Amendment to the Index License Agreement for Funds, dated as of August 20, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.66	2/12/2021
10.67††#	Amendment to the Index License Agreement for Funds, dated as of November 6, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.67	2/12/2021
10.68††#	Amendment to the Index License Agreement for Funds, dated as of November 15, 2012, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.68	2/12/2021
10.69††#	Amendment to the Index License Agreement for Funds, dated as of February 21, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.69	2/12/2021
10.70††#	Amendment to the Index License Agreement for Funds, dated as of March 20, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.70	2/12/2021
10.71††#	Amendment to the Index License Agreement for Funds, dated as of September 11, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.71	2/12/2021

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.72††#	Amendment to the Index License Agreement for Funds, dated as of December 10, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.72	2/12/2021
10.73††#	Amendment to the Index License Agreement for Funds, dated as of December 16, 2013, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.73	2/12/2021
10.74††#	Amendment to the Index License Agreement for Funds, dated as of January 23, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.82	2/12/2021
10.75††#	Amendment to the Index License Agreement for Funds, dated as of January 23, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.83	2/12/2021
10.76††#	Letter Agreement to amend the Amendment to the Index License Agreement for Funds, dated as of March 18, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.85	2/12/2021
10.77††#	Amendment to the Index License Agreement for Funds, dated as of July 9, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.89	2/12/2021
10.78††#	Amendment to the Index License Agreement for Funds, dated as of July 16, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.90	2/12/2021
10.79††#	Amendment to the Index License Agreement for Funds, dated as of August 15, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.91	2/12/2021
10.80††#	Amendment to the Index License Agreement for Funds, dated as of September 9, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.92	2/12/2021
10.81††#	Amendment to the Index License Agreement for Funds, dated as of October 30, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.96	2/12/2021

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.82††#	Amendment to the Index License Agreement for Funds, dated as of February 4, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.102	2/12/2021
10.83††#	Amendment to the Index License Agreement for Funds, dated as of February 25, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.103	2/12/2021
10.84††#	Letter Agreement (to amend the Amendment dated December 10, 2013) to the Index License Agreement for Funds, dated as of March 17, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.104	2/12/2021
10.85††#	Amendment to the Index License Agreement for Funds, dated as of April 20, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.105	2/12/2021
10.86††#	Amendment to the Index License Agreement for Funds, dated as of April 20, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.106	2/12/2021
10.87††#	Amendment (to amend the Amendment dated February 21, 2013) to the Index License Agreement for Funds, dated as of June 1, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.110	2/12/2021
10.88††#	Amendment to the Index License Agreement for Funds, dated as of June 1, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.111	2/12/2021
10.89††#	Amendment (to amend the Amendment dated November 6, 2012) to the Index License Agreement for Funds, dated as of June 4, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.112	2/12/2021
10.90†	Amendment (to amend the Amendments dated January 23, 2014 and April 15, 2014) to the Index License Agreement for Funds, dated as of June 4, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	011-33812	10.113	2/22/2019
10.91††#	Amendment to the Index License Agreement for Funds, dated as of August 1, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.116	2/12/2021

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.92††#	Amendment (to amend the Amendment dated October 4, 2011) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.117	2/12/2021
10.93††#	Amendment (to amend the Amendment dated January 23, 2014) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.118	2/12/2021
10.94††#	Amendment (to amend the Amendment dated August 15, 2014) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.119	2/12/2021
10.95††#	Letter Agreement (to amend the Amendment dated August 15, 2014) to the Index License Agreement for Funds, dated as of August 3, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.120	2/12/2021
10.96††#	Letter Agreement (to amend the Amendment dated April 20, 2015) to the Index License Agreement for Funds, dated as of October 9, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.121	2/12/2021
10.97††#	Letter Agreement (to amend the Amendment dated December 10, 2013) to the Index License Agreement for Funds, dated as of December 17, 2015, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.122	2/12/2021
10.98	Amendment (to amend the Amendment dated January 23, 2014) to the Index License Agreement for Funds, dated as of April 15, 2014, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.126	2/26/2016
10.99††#	Amendment to the Index License Agreement for Funds, dated as of January 28, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.127	2/12/2021

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.100††#	Amendment to the Index License Agreement for Funds, dated as of February 29, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.129	2/12/2021
10.101††#	Amendment to the Index License Agreement for Funds, dated as of April 8, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.130	2/12/2021
10.102††#	Amendment (to amend the Amendment dated December 16, 2011) to the Index License Agreement for Funds, dated as of April 12, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.131	2/12/2021
10.103††#	Amendment to the Index License Agreement for Funds, dated as of April 29, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.140	2/12/2021
10.104	Amendment to the Schedules to the Index License Agreement for Funds, dated as of May 4, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.141	2/24/2017
10.105††#	Amendment to the Index License Agreement for Funds, dated as of May 12, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.142	2/12/2021
10.106††#	Amendment to the Index License Agreement for Funds, dated as of June 15, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.143	2/12/2021
10.107††#	Amendment (to amend the Amendment dated February 29, 2016) to the Index License Agreement for Funds, dated as of July 21, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.144	2/12/2021
10.108††#	Amendment to the Index License Agreement for Funds, dated as of August 1, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.146	2/12/2021
10.109††#	Amendment to the Index License Agreement for Funds, dated as of October 12, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.148	2/12/2021

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.110	Amendment to the Schedules to the Index License Agreement for Funds, dated as of November 30, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.149	2/24/2017
10.111††#	Amendment to the Index License Agreement for Funds, dated as of December 5, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.150	2/12/2021
10.112†	Amendment to a Schedule to the Index License Agreement for Funds, dated as of December 8, 2016, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.154	2/26/2018
10.113†	Amendment to the Index License Agreement for Funds, dated as of February 10, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.155	2/26/2018
10.114†	Amendment No. 1 to the Index License Agreement for Funds, dated as of April 6, 2017, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	10-K	001-33812	10.156	2/26/2018
10.115†	Amendment to the Second Schedule to the Index License Agreement for Funds, dated as of April 12, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.157	2/22/2019
10.116†	Amendment to the Index License Agreement for Funds, dated as of May 26, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.159	2/26/2018
10.117†	Amendment to the Previous Amendment and Previous Name Change Amendment to the Index License Agreement for Funds, dated as of September 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.160	2/26/2018
10.118†	Amendment to the Index License Agreement for Funds, dated as of October 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.161	2/22/2019
10.119	Amendment to the Index License Agreement for Funds, dated as of October 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.162	2/22/2019

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.120†	Amendment to the Index License Agreement for Funds, dated as of November 1, 2017, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.163	2/26/2018
10.121†	Amendment to the Index License Agreement for Funds, dated as of January 18, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.169	2/22/2019
10.122†	Amendment to the Index License Agreement for Funds, dated as of February 8, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.170	2/22/2019
10.123	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of February 19, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.171	2/22/2019
10.124†	Amendment No. 2 to the Index License Agreement for Funds, dated as of March 1, 2018, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	10-K	001-33812	10.172	2/22/2019
10.125	Amendment to the Schedules to the Index License Agreement for Funds, dated as of May 15, 2018, by and between MSCI Inc. and BlackRock Fund Advisors	10-K	001-33812	10.173	2/22/2019
10.126†	Amendment to the Index License Agreement for Funds, dated as of June 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.175	2/22/2019
10.127†	Amendment No. 3 to the Index License Agreement for Funds, dated as of July 1, 2018, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	10-K	001-33812	10.176	2/22/2019
10.128	Amendment to the Schedules to the Index License Agreement for Funds, dated as of September 1, 2018, by and between MSCI Inc. and BlackRock Fund Advisors	10-K	001-33812	10.177	2/22/2019
10.129	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of September 10, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.178	2/22/2019

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.130†	Amendment to the Previous Amendment, the Previous Conversion Amendment and Previous Name Change Amendment to the Index License Agreement for Funds, dated as of September 10, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.179	2/22/2019
10.131†	Amendment to the Index License Agreement for Funds, dated as of October 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.180	2/22/2019
10.132†	Amendment to the Index License Agreement for Funds, dated as of October 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Institutional Trust Company, N.A. (formerly, Barclays Global Investors, N.A.)	10-K	001-33812	10.181	2/22/2019
10.133†	Amendment to the Index License Agreement for Funds, dated as of November 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.182	2/22/2019
10.134†	Amendment to the Index License Agreement for Funds, dated as of November 1, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.183	2/18/2020
10.135†	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of November 16, 2018, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.184	2/22/2019
10.136††	Amendment, dated as of October 30, 2019, by and among MSCI Inc., MSCI Limited, BlackRock Fund Advisors and BlackRock Institutional Trust Company, N.A.	10-Q	001-33812	10.1	10/31/2019
10.137	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of January 31, 2019, by and between MSCI Inc. and BlackRock Fund Advisors	10-K	001-33812	10.201	2/18/2020
10.138††	Amendment to the Index License Agreement for Funds, dated as of February 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.202	2/18/2020
10.139	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of March 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.203	2/18/2020

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.140	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of March 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.204	2/18/2020
10.141††	Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.205	2/18/2020
10.142††	Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.206	2/18/2020
10.143††	Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.207	2/18/2020
10.144††	Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.208	2/18/2020
10.145††	Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.209	2/18/2020
10.146††	Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.210	2/18/2020
10.147††	Amendment to the Index License Agreement for Funds, dated as of April 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.211	2/18/2020
10.148††	Amendment to the Index License Agreement for Funds, dated as of October 1, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.212	2/18/2020
10.149	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of October 25, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A., which was succeeded by BlackRock Institutional Trust Company, N.A.)	10-K	001-33812	10.213	2/18/2020

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.150††	Amendment to the Index License Agreement for Funds, dated as of November 25, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.214	2/18/2020
10.151††	Amendment to the Index License Agreement for Funds, dated as of November 25, 2019, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.215	2/18/2020
10.152	Amendment to the Schedules to the Index License Agreement for Funds, dated as of February 3, 2020, by and between MSCI Inc. and BlackRock Fund Advisors	10-K	001-33812	10.222	2/12/2021
10.153	Amendment to the Schedules to the Index License Agreement for Funds, dated as of February 3, 2020, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	10-K	001-33812	10.223	2/12/2021
10.154	Amendment to the Schedules to the Index License Agreement for Funds, dated as of March 9, 2020, by and between MSCI Inc. and BlackRock Fund Advisors	10-K	001-33812	10.224	2/12/2021
10.155††#	Amendment to the Schedules to the Index License Agreement for Funds, dated as of March 9, 2020, by and between MSCI Inc. and BlackRock Fund Advisors	10-K	001-33812	10.225	2/12/2021
10.156††#	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of April 1, 2020, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors	10-K	001-33812	10.226	2/12/2021
10.157††#	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of April 13, 2020, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors	10-K	001-33812	10.227	2/12/2021
10.158††#	Amendment No. 5 to the Index License Agreement for Funds, dated as of June 15, 2020, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	10-K	001-33812	10.228	2/12/2021
10.159††#	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of August 19, 2020, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors	10-K	001-33812	10.229	2/12/2021
10.160††#	Amendment to the Index License Agreement for Funds, dated as of November 16, 2020, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)	10-K	001-33812	10.230	2/12/2021
10.161††#	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of December 1, 2020, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors	10-K	001-33812	10.231	2/12/2021

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
10.162††#	Amendment No. 4 to the Index License Agreement for Funds, dated as of March 20, 2020, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	Filed Herewith
10.163††#

Amendment to the Index License Agreement for Funds, dated as of April 26, 2021, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.164††#

Amendment to the Index License Agreement for Funds, dated as of June 30, 2021, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.165††#

Amendment to the Index License Agreement for Funds, dated as of July 26, 2021, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.166††#

Amendment to the Index License Agreement for Funds, dated as of August 23, 2021, by and between MSCI Inc. (formerly, Morgan Stanley Capital International Inc.) and BlackRock Fund Advisors (as successor to Barclays Global Investors, N.A.)

Filed Herewith
10.167††#	Amendment to the Schedules to the Index License Agreement for Funds, dated as of August 30, 2021, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	Filed Herewith
10.168††#	Amendment to the Previous Amendment to the Index License Agreement for Funds, dated as of December 9, 2021, by and between MSCI ESG Research LLC and BlackRock Fund Advisors	Filed Herewith
21.1	Subsidiaries of the Registrant	Filed Herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed Herewith
24.1	Powers of Attorney (included as part of Signature Page)	Filed Herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished Herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith
104.DEF	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

*	Indicates a management compensation plan, contract or arrangement.
†	Confidential treatment has been granted for a portion of this exhibit.
††

Certain confidential portions of this Exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because the identified confidential portions (i) are not material and (ii) are of the type that the Company treats as private or confidential.

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

Date: February 11, 2022

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

Signature	Title	Date

/S/ HENRY A. FERNANDEZ	Chairman and Chief Executive Officer	February 11, 2022
Henry A. Fernandez	(principal executive officer)

/S/ ANDREW C. WIECHMANN	Chief Financial Officer and Treasurer	February 11, 2022
Andrew C. Wiechmann	(principal financial officer)

/S/ JENNIFER MAK	Global Controller and Head of Finance Operations	February 11, 2022
Jennifer Mak	(principal accounting officer)

/S/ ROBERT G. ASHE	Director	February 11, 2022
Robert G. Ashe

/S/ WAYNE EDMUNDS	Director	February 11, 2022
Wayne Edmunds

/S/ CATHERINE R. KINNEY	Director	February 11, 2022
Catherine R. Kinney

/S/ JACQUES P. PEROLD	Director	February 11, 2022
Jacques P. Perold

/S/ SANDY C. RATTRAY	Director	February 11, 2022
Sandy C. Rattray /S/ LINDA H. RIEFLER	Director	February 11, 2022
Linda H. Riefler

/S/ MARCUS L. SMITH	Director	February 11, 2022
Marcus L. Smith

/S/ RAJAT TANEJA	Director	February 11, 2022
Rajat Taneja
/S/ PAULA VOLENT	Director	February 11, 2022
Paula Volent