Form 10-Q
period 2022-03-31
MSCI Inc.
filed 2022-04-26
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 19, 2022, there were 81,123,043 shares of the registrant’s common stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED MARCH 31, 2022

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

In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology.  Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and that could materially affect our actual results, levels of activity, performance or achievements. Such risks and uncertainties include those set forth under “Risk Factors” in Part I, Item 1A of the 2021 Annual Report on Form 10-K filed with the SEC on February 11, 2022. Other factors that could materially affect actual results, levels of activity, performance or achievements can be found in quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished with the SEC. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or for any other reason. Therefore, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$679,315	$1,421,449
Accounts receivable, net of allowances	592,326	664,511
Prepaid income taxes	13,050	5,951
Prepaid and other assets	47,730	51,499
Total current assets	1,332,421	2,143,410
Property, equipment and leasehold improvements, net	64,682	66,715
Right of use assets	134,368	144,584
Goodwill	2,235,199	2,236,386
Intangible assets, net	585,058	593,341
Equity method investment	218,128	218,763
Deferred tax assets	53,612	40,119
Other non-current assets	68,361	63,385
Total assets	$4,691,829	$5,506,703

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,956	$13,448
Income taxes payable	83,589	59,635
Accrued compensation and related benefits	70,749	207,640
Other accrued liabilities	160,929	145,302
Deferred revenue	832,203	824,912
Total current liabilities	1,160,426	1,250,937
Long-term debt	4,162,465	4,161,422
Long-term operating lease liabilities	139,895	150,029
Deferred tax liabilities	3,347	3,650
Other non-current liabilities	104,885	104,132
Total liabilities	5,571,018	5,670,170

Commitments and Contingencies (see Note 8)

Shareholders’ equity (deficit):
Preferred stock (par value $0.01, 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 133,579,809 and 133,162,178 common shares issued and 81,168,130 and 82,439,449 common shares outstanding at March 31, 2022 and December 31, 2021, respectively)	1,336	1,332
Treasury shares, at cost (52,411,679 and 50,722,729 common shares held at March 31, 2022 and December 31, 2021, respectively)	(5,417,822)	(4,540,144)
Additional paid in capital	1,480,454	1,457,623
Retained earnings	3,117,660	2,976,517
Accumulated other comprehensive loss	(60,817)	(58,795)
Total shareholders’ equity (deficit)	(879,189)	(163,467)
Total liabilities and shareholders’ equity (deficit)	$4,691,829	$5,506,703

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)
Operating revenues	$559,945	$478,423

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	102,771	85,780
Selling and marketing	66,053	56,467
Research and development	28,322	24,862
General and administrative	45,567	34,728
Amortization of intangible assets	21,720	15,068
Depreciation and amortization of property, equipment and leasehold improvements	6,534	7,143
Total operating expenses	270,967	224,048

Operating income	288,978	254,375

Interest income	(298)	(386)
Interest expense	40,714	37,584
Other expense (income)	(381)	1,149

Other expense (income), net	40,035	38,347

Income before provision for income taxes	248,943	216,028
Provision for income taxes	20,520	19,209
Net income	$228,423	$196,819

Earnings per share:
Basic	$2.80	$2.38
Diluted	$2.78	$2.36

Weighted average shares outstanding:
Basic	81,591	82,640
Diluted	82,286	83,493

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)
Net income	$228,423	$196,819
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,950)	(1,705)
Income tax effect	862	612
Foreign currency translation adjustments, net	(2,088)	(1,093)

Pension and other post-retirement adjustments	110	256
Income tax effect	(44)	(120)
Pension and other post-retirement adjustments, net	66	136
Other comprehensive (loss) income, net of tax	(2,022)	(957)
Comprehensive income	$226,401	$195,862

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

					Accumulated
			Additional		Other
	Common	Treasury	Paid in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(unaudited)
Balance at December 31, 2021	$1,332	$(4,540,144)	$1,457,623	$2,976,517	$(58,795)	$(163,467)
Net income				228,423		228,423
Dividends declared ($1.04 per common share)				(87,280)		(87,280)
Dividends paid in shares			77			77
Other comprehensive income (loss), net of tax					(2,022)	(2,022)
Common stock issued	4					4
Shares withheld for tax withholding and exercises		(105,000)				(105,000)
Compensation payable in common stock			22,754			22,754
Common stock repurchased and held in treasury		(772,657)				(772,657)
Common stock issued to Directors and (held in)/released from treasury		(21)				(21)
Balance at March 31, 2022	$1,336	$(5,417,822)	$1,480,454	$3,117,660	$(60,817)	$(879,189)

Balance at December 31, 2020	$1,328	$(4,342,535)	$1,402,537	$2,554,295	$(58,859)	$(443,234)
Net income				196,819		196,819
Dividends declared ($0.78 per common share)				(65,947)		(65,947)
Dividends paid in shares			66			66
Other comprehensive income (loss), net of tax					(957)	(957)
Common stock issued	3					3
Shares withheld for tax withholding and exercises		(52,814)				(52,814)
Compensation payable in common stock			18,842			18,842
Common stock repurchased and held in treasury		(134,340)				(134,340)
Common stock issued to Directors and (held in)/released from treasury		(20)				(20)
Balance at March 31, 2021	$1,331	$(4,529,709)	$1,421,445	$2,685,167	$(59,816)	$(481,582)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)
Cash flows from operating activities
Net income	$228,423	$196,819
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	21,720	15,068
Stock-based compensation expense	22,857	18,910
Depreciation and amortization of property, equipment and leasehold improvements	6,534	7,143
Amortization of right of use assets	6,292	6,128
Amortization of debt origination fees	1,403	1,107
Deferred taxes	(12,961)	1,142
Other adjustments	933	3,363
Changes in assets and liabilities:
Accounts receivable	70,417	50,630
Prepaid income taxes	(7,170)	6,312
Prepaid and other assets	3,062	5,611
Other non-current assets	(5,005)	23
Accounts payable	(2,060)	(7,901)
Accrued compensation and related benefits	(135,148)	(94,323)
Income taxes payable	24,257	1,709
Other accrued liabilities	15,161	12,888
Deferred revenue	10,932	(2,790)
Long-term operating lease liabilities	(5,542)	(5,898)
Other non-current liabilities	1,695	2,300
Other	(1,616)	(2,784)
Net cash provided by operating activities	244,184	215,457

Cash flows from investing activities
Capitalized software development costs	(14,084)	(9,696)
Capital expenditures	(1,254)	(664)
Other	28	—
Net cash used in investing activities	(15,310)	(10,360)

Cash flows from financing activities
Proceeds from borrowings, inclusive of premium	5,000	503,750
Repayment of borrowings	(5,000)	—
Repurchase of common stock held in treasury	(877,657)	(187,154)
Payment of dividends	(87,769)	(66,087)
Payment of debt issuance costs in connection with debt	(559)	(4,967)
Payment of contingent consideration	(132)	—
Net cash (used in) provided by financing activities	(966,117)	245,542

Effect of exchange rate changes	(4,891)	(4,013)

Net (decrease) increase in cash	(742,134)	446,626
Cash and cash equivalent, beginning of period	1,421,449	1,300,521
Cash and cash equivalent, end of period	$679,315	$1,747,147

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,776	$19,326
Cash paid for income taxes, net of refunds received	$17,645	$9,014

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$6,118	$3,687

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$2,361	$1,208

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI and its wholly owned subsidiaries and include all adjustments of a normal, recurring nature necessary to state fairly the financial condition as of March 31, 2022 and December 31, 2021, the results of operations, comprehensive income and shareholders’ equity (deficit) for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. The unaudited condensed consolidated statement of financial condition and related financial statement information as of December 31, 2021 have been derived from the 2021 audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2021.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Concentrations

For the three months ended March 31, 2022 and 2021, BlackRock, Inc. (“BlackRock”) accounted for 10.9% and 12.0% of the Company’s consolidated operating revenues, respectively. For the three months ended March 31, 2022 and 2021, BlackRock accounted for 18.0% and 19.2% of the Index segment’s operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within the Analytics, ESG and Climate and All Other – Private Assets segments for the three months ended March 31, 2022 and 2021.

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts from December 31, 2020 to March 31, 2022 were as follows:

Amount
(in thousands)
Balance as of December 31, 2020	$1,583
Addition (reduction) to credit loss expense	1,210
Write-offs, net of recoveries	(456)
Balance as of December 31, 2021	$2,337
Addition (reduction) to credit loss expense	364
Adjustments and write-offs, net of recoveries	(186)
Balance as of March 31, 2022	$2,515

2. RECENT ACCOUNTING STANDARDS UPDATES

There are no pending accounting standards updates that are currently expected to have a material impact on the Company.

3. REVENUE RECOGNITION

MSCI’s operating revenues are reported by product type, which generally reflects the timing of recognition. The Company’s operating revenue types are recurring subscriptions, asset-based fees and non-recurring revenues. The Company also disaggregates operating revenues by segment.

The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Three Months ended March 31, 2022
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$174,498	$137,799	$50,572	$36,891	$399,760
Asset-based fees	145,053	—	—	—	145,053
Non-recurring	11,208	1,998	1,457	469	15,132
Total	$330,759	$139,797	$52,029	$37,360	$559,945

	For the Three Months ended March 31, 2021
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$155,117	$131,672	$34,140	$16,803	$337,732
Asset-based fees	126,706	—	—	—	126,706
Non-recurring	10,668	2,345	610	362	13,985
Total	$292,491	$134,017	$34,750	$17,165	$478,423

The tables that follow present the change in accounts receivable and current deferred revenue between the dates indicated:

	Accounts receivable	Deferred revenue
	(in thousands)
Opening (December 31, 2021)	$664,511	$824,912
Closing (March 31, 2022)	592,326	832,203
Increase/(decrease)	$(72,185)	$7,291

	Accounts receivable	Deferred revenue
	(in thousands)
Opening (December 31, 2020)	$558,569	$675,870
Closing (March 31, 2021)	506,849	672,054
Increase/(decrease)	$(51,720)	$(3,816)

The amount of revenue recognized in the period that was included in the opening current deferred revenue, which reflects contract liability amounts, was $339.7 million and $270.3 million for the three months ended March 31, 2022 and 2021, respectively. The difference between the opening and closing balances of the Company’s deferred revenue is primarily driven by an increase in billings, partially offset by an increase in amortization of deferred revenue to operating revenues. As of March 31, 2022 and December 31, 2021, the Company carried a long-term deferred revenue balance of $24.4 million and $23.4 million, respectively, in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
March 31,
2022
(in thousands)
First 12-month period	$502,988
Second 12-month period	291,127
Third 12-month period	101,402
Periods thereafter	61,645
Total	$957,162

4. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including, when applicable, restricted stock units (“RSUs”), performance stock units (“PSUs”) and performance stock options (“PSOs”).

The following table presents the computation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2022	2021
(in thousands, except per share data)
Net income	$228,423	$196,819

Basic weighted average common shares outstanding	81,591	82,640
Effect of dilutive securities:
PSUs, RSUs and PSOs	695	853
Diluted weighted average common shares outstanding	82,286	83,493

Earnings per basic common share	$2.80	$2.38

Earnings per diluted common share	$2.78	$2.36

5. ACQUISITIONS

On September 13, 2021, MSCI acquired all of the issued and outstanding preferred and common shares of Real Capital Analytics, Inc (“RCA”) for an aggregate cash purchase price of $949.0 million. This acquisition expands MSCI’s suite of real estate solutions, providing the real estate industry with data, analytics, and support tools to manage investments and understand performance and risk, including climate risk, within their portfolios. RCA has been accounted for as a business combination using the acquisition method of accounting and has been integrated into the All Other – Private Assets reportable segment, as a component of the Real Estate operating segment. A portion of RCA’s client agreements do not have automatic renewal clauses at the end of the subscription period. Due to the historically high retention rate and expectation that a substantial portion of the client agreements will be renewed, the associated revenue is recorded as recurring subscription revenue.

The components of the preliminary purchase price allocation were as follows:

	Estimated Useful Life	Fair Value
		(in thousands)
Accounts receivable		$9,645
Other current assets		3,721
Property, equipment and leasehold improvements, net		1,204
Right of use assets		6,441
Other non-current assets		3,270
Deferred revenue		(35,194)
Other current liabilities		(15,000)
Long-term operating lease liabilities		(4,849)
Deferred tax liabilities		(85,196)
Intangible assets:
Proprietary data	11 years	185,500
Customer relationships	20 years	175,800
Acquired technology and software	9 years	31,500
Trademarks	2 years	890
Goodwill		671,227
Purchase price, net of cash acquired		$948,959

The purchase price allocation is based on preliminary valuations and assessments. The estimates and assumptions used may be subject to change within the measurement period, particularly for acquired intangible assets and deferred taxes. In the fourth quarter of 2021, the Company early adopted ASU 2021-08, which resulted in an increase to deferred revenue and goodwill and a decrease in deferred tax liabilities recorded as of the opening balance sheet date.

The recorded goodwill is primarily attributable to the utilization of the acquired data as well as expanded market opportunities. Goodwill attributable to the acquisition is not deductible for income tax purposes.

Revenue of RCA recognized within the condensed consolidated financial statements for the first quarter of 2022 was $19.2 million.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net consisted of the following as of the dates indicated:

	As of
	March 31,	December 31,
	2022	2021
	(in thousands)
Computer & related equipment	$180,600	$179,557
Furniture & fixtures	15,162	14,194
Leasehold improvements	57,138	56,308
Work-in-process	2,617	2,699
Subtotal	255,517	252,758
Accumulated depreciation and amortization	(190,835)	(186,043)
Property, equipment and leasehold improvements, net	$64,682	$66,715

Depreciation and amortization expense of property, equipment and leasehold improvements was $6.5 million and $7.1 million for the three months ended March 31, 2022 and 2021, respectively.

7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Goodwill at December 31, 2021	$1,205,443	$290,976	$48,047	$691,920	$2,236,386
Acquisitions (1)	$—	$—	$—	$353	$353
Foreign exchange translation adjustment	(953)	—	—	(587)	(1,540)
Goodwill at March 31, 2022	$1,204,490	$290,976	$48,047	$691,686	$2,235,199

(1)	Reflects the impact of measurement period adjustments associated with the acquisition of RCA.

Intangible Assets, Net

The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Amortization expense of acquired intangible assets	$15,898	$8,368
Amortization expense of internally developed capitalized software	5,822	6,700
Total amortization of intangible assets expense	$21,720	$15,068

The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	As of
	March 31,	December 31,
	2022	2021
	(in thousands)
Gross intangible assets:
Customer relationships	$532,500	$532,400
Proprietary data	220,700	220,639
Acquired technology and software	209,220	209,220
Trademarks	208,190	208,190
Internally developed capitalized software	120,264	106,181
Subtotal	1,290,874	1,276,630
Foreign exchange translation adjustment	(7,503)	(5,782)
Total gross intangible assets	$1,283,371	$1,270,848
Accumulated amortization:
Customer relationships	$(285,519)	$(277,865)
Proprietary data	(27,498)	(22,678)
Acquired technology and software	(176,747)	(175,718)
Trademarks	(154,862)	(152,468)
Internally developed capitalized software	(55,204)	(49,394)
Subtotal	(699,830)	(678,123)
Foreign exchange translation adjustment	1,517	616
Total accumulated amortization	$(698,313)	$(677,507)
Net intangible assets:
Customer relationships	$246,981	$254,535
Proprietary data	193,202	197,961
Acquired technology and software	32,473	33,502
Trademarks	53,328	55,722
Internally developed capitalized software	65,060	56,787
Subtotal	591,044	598,507
Foreign exchange translation adjustment	(5,986)	(5,166)
Total net intangible assets	$585,058	$593,341

The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2022 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder of 2022	$68,275
2023	85,742
2024	78,586
2025	53,876
2026	36,664
Thereafter	261,915
Total	$585,058

8. COMMITMENTS AND CONTINGENCIES

Senior Unsecured Notes. The Company had an aggregate of $4,200.0 million in senior unsecured notes (collectively, the “Senior Notes”) outstanding at March 31, 2022, as presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
	Maturity Date	March 31, 2022	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in thousands)
Long-term debt
4.000% senior unsecured notes due 2029	November 15, 2029	1,000,000	991,728	991,455	973,030	1,047,950
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	894,428	894,263	845,955	924,777
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	990,247	989,973	950,380	1,046,620
3.625% senior unsecured notes due 2031	November 1, 2031	600,000	593,702	593,538	565,200	625,536
3.250% senior unsecured notes due 2033	August 15, 2033	700,000	692,360	692,193	630,791	710,906
Total long-term debt		$4,200,000	$4,162,465	$4,161,422	$3,965,356	$4,355,789

Interest payments attributable to the Senior Notes are due as presented in the following table:

	First semi-annual interest payment date	Second semi-annual interest payment date
Senior Notes
4.000% senior unsecured notes due 2029	May 15	November 15
3.625% senior unsecured notes due 2030	March 1	September 1
3.875% senior unsecured notes due 2031	June 1	December 1
3.625% senior unsecured notes due 2031	May 1	November 1
3.250% senior unsecured notes due 2033 (1)	February 15	August 15

(1)The first payment occurred on February 15, 2022.

The fair market value of the Company’s debt obligations represent Level 2 valuations. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

Revolver. Since November 20, 2014, the Company has maintained a revolving credit agreement with a syndicate of banks (as amended, the “Revolving Credit Agreement”). On February 16, 2022, the Company entered into Amendment No. 5 (the “Fifth Amendment”) to the Revolving Credit Agreement. The Fifth Amendment, among other things, extended the term of the Revolving Credit Agreement to February 2027 and replaced the London Interbank Offered Rate with the Secured Overnight Financing Rate as the basis for the variable rates of interest. At March 31, 2022, the Revolving Credit Agreement was undrawn.

In connection with the closings of offerings of the Senior Notes, entry into the Revolving Credit Agreement and the subsequent amendments, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At March 31, 2022, $40.1 million of the deferred financing fees and premium remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $2.0 million of which is included in “Other non-current assets” and $37.6 million of which is included in “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

9. LEASES

The Company recognized $7.7 million and $7.6 million of operating lease expenses for the three months ended March 31, 2022 and 2021, respectively. The amounts associated with variable lease costs, short-term lease costs and sublease income were not material for the three months ended March 31, 2022 and 2021.

Maturities of the Company’s operating lease liabilities as of March 31, 2022 are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2022	$20,368
2023	28,273
2024	22,827
2025	21,628
2026	19,864
Thereafter	73,499
Total lease payments	$186,459
Less: Interest	(23,538)
Present value of lease liabilities	$162,921

Other accrued liabilities	$23,026
Long-term operating lease liabilities	$139,895

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	March 31,	December 31,
Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term (years)	8.10	8.16
Weighted-average discount rate	3.14%	3.09%

Other information related to the Company’s operating leases are as follows:

	Three Months Ended
Other Information	March 31,
(in thousands)	2022	2021
Operating cash flows used for operating leases	$7,152	$7,632
Right of use assets obtained in exchange for new operating lease liabilities	$-	$4,144

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

Share repurchases made pursuant to the 2020 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of March 31, 2022, there was $816.5 million of available authorization remaining under the 2020 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Three Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
March 31, 2022	$515.74	1,498	$772,657
March 31, 2021	$407.70	330	$134,340

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share amounts)	Per Share	Declared	Distributed	(Released)/Deferred
Three Months Ended March 31, 2022	$1.04	$87,280	$87,846	$(566)
Three Months Ended March 31, 2021	$0.78	$65,947	$66,153	$(206)

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased during the three months ended March 31, 2022:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2021	133,162,178	(50,722,729)	82,439,449
Dividend payable/paid	82	—	82
Common stock issued	417,508	—	417,508
Shares withheld for tax withholding	—	(190,766)	(190,766)
Shares repurchased under stock repurchase programs	—	(1,498,143)	(1,498,143)
Shares issued to directors	41	(41)	—
Balance at March 31, 2022	133,579,809	(52,411,679)	81,168,130

11. INCOME TAXES

The Company’s provision for income taxes was $20.5 million and $19.2 million for the three months ended March 31, 2022 and 2021, respectively. These amounts reflect effective tax rates of 8.2% and 8.9% for the three months ended March 31, 2022 and 2021, respectively.

The effective tax rate of 8.2% for the three months ended March 31, 2022 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $28.1 million, primarily related to $28.3 million of excess tax benefits recognized on share-based compensation vested during the period.

The effective tax rate of 8.9% for the three months ended March 31, 2021 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $22.3 million, primarily related to $20.4 million of excess tax benefits recognized on share-based compensation vested during the period.

The Company is under or open to examination by the IRS and other tax authorities in certain jurisdictions, including foreign jurisdictions, such as the United Kingdom, Switzerland and India, and states in the United States in which the Company has significant operations, such as New York and California. The tax years currently under or open to examination vary by jurisdiction but include years ranging from 2008 onwards.

The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. Based on the current status of income tax audits, the Company believes it is reasonably possible that the total amount of unrecognized benefits may decrease by approximately $28.6 million in the next twelve months as a result of the resolution of tax examinations.

12. SEGMENT INFORMATION

The Company has five operating segments: Index, Analytics, ESG and Climate, Real Estate and The Burgiss Group, LLC (“Burgiss”), which are presented as the following four reportable segments: Index, Analytics, ESG and Climate and All Other – Private Assets.

The Index operating segment offers equity and fixed income indexes. The indexes are used in many areas of the investment process, including indexed product creation (e.g., Exchange Traded Funds (“ETFs”), mutual funds, annuities, futures, options, structured products and over-the-counter derivatives), performance benchmarking, portfolio construction and rebalancing, and asset allocation.

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

The Chief Operating Decision Maker (“CODM”) measures and evaluates reportable segments based on segment operating revenues as well as Adjusted EBITDA and other measures. The Company excludes the following items from segment Adjusted EBITDA: provision for income taxes, other expense (income), net, depreciation and amortization of property, equipment and leasehold improvements, amortization of intangible assets and, at times, certain other transactions or adjustments, including certain non-recurring acquisition-related integration and transaction costs, that the CODM does not consider for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment Adjusted EBITDA, they are included in reported consolidated net income and are included in the reconciliation that follows.

The following table presents operating revenues by reportable segment for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Operating revenues
Index	$330,759	$292,491
Analytics	139,797	134,017
ESG and Climate	52,029	34,750
All Other - Private Assets	37,360	17,165
Total	$559,945	$478,423

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Index Adjusted EBITDA	$245,875	$219,879
Analytics Adjusted EBITDA	50,889	45,731
ESG and Climate Adjusted EBITDA	12,092	5,045
All Other - Private Assets Adjusted EBITDA	9,688	5,931
Total operating segment profitability	318,544	276,586
Amortization of intangible assets	21,720	15,068
Depreciation and amortization of property, equipment and leasehold improvements	6,534	7,143
Acquisition-related integration and transaction costs (1)	1,312	—
Operating income	288,978	254,375
Other expense (income), net	40,035	38,347
Provision for income taxes	20,520	19,209
Net income	$228,423	$196,819

(1)

Incremental and non-recurring costs attributable to acquisitions directly related to the execution of the transaction and integration of the acquired business that have occurred no later than 12 months after the close of the transaction.

Operating revenues by geography are based on the shipping address of the ultimate customer utilizing the product. The following table presents operating revenues by geographic area for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Operating revenues
Americas:
United States	$233,356	$196,689
Other	22,467	20,173
Total Americas	255,823	216,862

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	86,986	79,081
Other	131,573	106,194
Total EMEA	218,559	185,275

Asia & Australia:
Japan	23,190	21,642
Other	62,373	54,644
Total Asia & Australia	85,563	76,286

Total	$559,945	$478,423

Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	March 31,	December 31,
	2022	2021
	(in thousands)
Long-lived assets
Americas:
United States	$170,598	$167,870
Other	13,299	13,480
Total Americas	183,897	181,350

EMEA:
United Kingdom	19,981	19,563
Other	29,434	34,240
Total EMEA	49,415	53,803

Asia & Australia:
Japan	1,038	1,150
Other	29,590	31,873
Total Asia & Australia	30,628	33,023

Total	$263,940	$268,176

13. SUBSEQUENT EVENTS

Subsequent to the three months ended March 31, 2022 and through trade date of April 25, 2022, the Company repurchased an additional 0.05 million shares of common stock at an average price of $486.59 per share for a total value of $22.1 million.

On April 25, 2022, the Board of Directors declared a quarterly cash dividend of $1.04 per share for the three months ending June 30, 2022 (“second quarter 2022”). The second quarter 2022 dividend is payable on May 31, 2022 to shareholders of record as of the close of trading on May 13, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” in our Form 10-K.

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

Our growth strategy includes: (a) extending leadership in research-enhanced content across asset classes, (b) leading the enablement of ESG and climate investment integration, (c) enhancing distribution and content-enabling technology, (d) expanding solutions that empower client customization, (e) strengthening client relationships and growing into strategic partnerships with clients and (f) executing strategic relationships and acquisitions with complementary content and technology companies. For more information about our Company’s operations, see “Item 1: Business” in our Form 10-K.

As of March 31, 2022, we served over 6,4001 clients in more than 90 countries.

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

For the three months ended March 31, 2022, our largest client organization by revenue, BlackRock, accounted for 10.9% of our total revenues, with 95.5% of the revenue from BlackRock coming from fees based on the assets in BlackRock’s ETFs that are based on our indexes.

The discussion of our results of operations for the three months ended March 31, 2022 and 2021 are presented below. The results of operations for interim periods may not be indicative of future results.

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

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021	% Change
	(in thousands)
Recurring subscriptions	$399,760	$337,732	18.4%
Asset-based fees	145,053	126,706	14.5%
Non-recurring	15,132	13,985	8.2%

Total operating revenues	$559,945	$478,423	17.0%

Total operating revenues increased 17.0%. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, total operating revenues would have increased 13.7%.

Operating revenues from recurring subscriptions increased 18.4%, primarily driven by strong growth in All Other – Private Assets products, which increased $20.1 million, or 119.6%, mainly reflecting the acquisition of RCA, strong growth in Index products, which increased $19.4 million, or 12.5%, and strong growth in ESG and Climate products, which increased $16.4 million, or 48.1%. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations, operating revenues from recurring subscriptions would have increased 13.6%.

Operating revenues from asset-based fees increased 14.5%, driven by growth in operating revenues from all index-linked investment product categories. Operating revenues from ETFs linked to MSCI equity indexes increased by 10.9%, primarily driven by an increase in average AUM, partially offset by a decrease in average basis point fees. The increase in operating revenues from asset-based fees was also driven by a 23.9% increase in non-ETF indexed funds linked to MSCI indexes, primarily driven by an increase in average AUM.

The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2021				2022
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,
AUM in ETFs linked to MSCI equity indexes(1), (2)	$1,209.6	$1,336.2	$1,336.6	$1,451.6	$1,389.3
Sequential Change in Value
Market Appreciation/(Depreciation)	$43.2	$73.7	$(30.7)	$56.5	$(89.7)
Cash Inflows	62.8	52.9	31.1	58.5	27.4
Total Change	$106.0	$126.6	$0.4	$115.0	$(62.3)

The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	2021				2022
(in billions)	March	June	September	December	March
AUM in ETFs linked to MSCI equity indexes(1), (2)
Quarterly average	$1,169.2	$1,292.4	$1,361.9	$1,414.8	$1,392.5
Year-to-date average	$1,169.2	$1,230.8	$1,274.5	$1,309.6	$1,392.5

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

For the three months ended March 31, 2022, the average value of AUM in ETFs linked to MSCI equity indexes was up $223.3 billion, or 19.1%, compared to the three months ended March 31, 2021.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021	% Change
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$174,498	$155,117	12.5%
Asset-based fees	145,053	126,706	14.5%
Non-recurring	11,208	10,668	5.1%
Index total	330,759	292,491	13.1%

Analytics
Recurring subscriptions	137,799	131,672	4.7%
Non-recurring	1,998	2,345	(14.8%)
Analytics total	139,797	134,017	4.3%

ESG and Climate
Recurring subscriptions	50,572	34,140	48.1%
Non-recurring	1,457	610	138.9%
ESG and Climate total	52,029	34,750	49.7%

All Other - Private Assets
Recurring subscriptions	36,891	16,803	119.6%
Non-recurring	469	362	29.6%
All Other - Private Assets total	37,360	17,165	117.7%
Total operating revenues	$559,945	$478,423	17.0%

Refer to the section titled “Segment Results” that follows for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved. Cost of revenues, selling and marketing, R&D and G&A all include both compensation as well as non-compensation related expenses.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021	% Change
	(in thousands)
Operating expenses:
Cost of revenues	$102,771	$85,780	19.8%
Selling and marketing	66,053	56,467	17.0%
Research and development	28,322	24,862	13.9%
General and administrative	45,567	34,728	31.2%
Amortization of intangible assets	21,720	15,068	44.1%
Depreciation and amortization of property, equipment and leasehold improvements	6,534	7,143	(8.5%)
Total operating expenses	$270,967	$224,048	20.9%

Total operating expenses increased 20.9%. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 23.0%.

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

Cost of revenues increased 19.8%, reflecting increases across all reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and benefits costs, as well as higher non-compensation costs, primarily reflecting higher information technology costs, professional fees and market data costs.

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

Selling and marketing expenses increased 17.0%, reflecting increases across all reportable segments. The change was primarily driven by increases in compensation and benefits costs, including higher wages and salaries, incentive compensation and benefits costs, partially offset by lower severance costs.

Research and Development

R&D expenses consist of costs to develop new or enhance existing products and the costs to develop new or enhanced technologies and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support directly associated with these activities.

R&D expenses increased 13.9%, primarily reflecting higher investment in the Index, All Other – Private Assets and ESG and Climate reportable segments, partially offset by lower expenses in the Analytics reportable segment related to higher capitalization of internal use software. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation and benefits costs, as well as higher non-compensation costs, reflecting higher information technology costs, partially offset by lower professional fees.

General and Administrative

G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service.

G&A expenses increased 31.2%, reflecting increases across all reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher incentive compensation, wages and salaries and benefits costs. The change was also driven by higher non-compensation costs, primarily driven by non-recurring transaction and integration costs related to the acquisition of RCA, as well as higher professional fees, insurance costs and information technology costs.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021	% Change
	(in thousands)
Compensation and benefits	$179,838	$151,517	18.7%
Non-compensation expenses	62,875	50,320	25.0%
Amortization of intangible assets	21,720	15,068	44.1%
Depreciation and amortization of property, equipment and leasehold improvements	6,534	7,143	(8.5%)
Total operating expenses	$270,967	$224,048	20.9%

Compensation and Benefits

Compensation and benefits costs increased 18.7%, primarily driven by headcount growth. We had 4,361 employees as of March 31, 2022, compared to 3,728 employees as of March 31, 2021, reflecting a 17.0% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of March 31, 2022, 63.8% of our employees were located in emerging market centers compared to 64.9% as of March 31, 2021.

A significant portion of the incentive compensation component of operating expenses is based on the achievement of a number of financial and operating metrics. In a scenario where operating revenue growth and profitability moderate, incentive compensation would be expected to decrease accordingly.

Non-Compensation Expenses

Non-compensation expenses increased 25.0%, primarily driven by higher information technology costs, professional fees, non-recurring transaction and integration costs related to the acquisition of RCA and market data costs.

Fixed costs constitute a significant portion of the non-compensation component of operating expenses. The discretionary non-compensation component of operating expenses could, however, be reduced in the near-term in a scenario where operating revenue growth moderates.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and capitalization of internally developed software projects recognized over their estimated useful lives. Amortization of intangible assets expense increased 44.1%, primarily driven by additional amortization recognized on acquired intangible assets following the acquisition of RCA.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of computer and related equipment, leasehold improvements, software and furniture and fixtures over the estimated useful life of the assets. Depreciation and amortization of property, equipment and leasehold improvements decreased 8.5%. The decrease was primarily the result of lower amortization on software and lower depreciation on computer and related equipment.

Other Expense (Income), Net

The following table shows our other expense (income), net for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021	% Change
	(in thousands)
Interest income	$(298)	$(386)	22.8%
Interest expense	40,714	37,584	8.3%
Other expense (income)	(381)	1,149	(133.2%)
Total other expense (income), net	$40,035	$38,347	4.4%

Other expense (income), net increased 4.4%. The increase in net expenses was primarily driven by higher interest expense associated with higher average outstanding debt balances, partially offset by favorable foreign currency exchange rate gains.

Income Taxes

The following table shows our income tax provision and effective tax rate for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021	% Change
	(in thousands)
Provision for income taxes	20,520	19,209	6.8%
ETR	8.2%	8.9%	(7.3%)

The effective tax rate of 8.2% for the three months ended March 31, 2022 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $28.1 million, primarily related to $28.3 million of excess tax benefits recognized on share-based compensation vested during the period.

The effective tax rate of 8.9% for the three months ended March 31, 2021 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $22.3 million, primarily related to $20.4 million of excess tax benefits recognized on share-based compensation vested during the period.

Net Income

The following table shows our net income for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021	% Change
	(in thousands)
Net income	$228,423	$196,819	16.1%

As a result of the factors described above, net income increased 16.1%.

Weighted Average Shares and Common Shares Outstanding

The following table shows our weighted average shares outstanding for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021	% Change
	(in thousands)
Weighted average shares outstanding:
Basic	81,591	82,640	(1.3%)
Diluted	82,286	83,493	(1.4%)

The following table shows our common shares outstanding for the periods indicated:

	As of
	March 31,	December 31,
	2022	2021	% Change
	(in thousands)
Common shares outstanding	81,168	82,439	(1.5%)

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

The following table presents the calculation of the non-GAAP Adjusted EBITDA measure for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021	% Change
	(in thousands)
Operating revenues	$559,945	$478,423	17.0%
Adjusted EBITDA expenses	241,401	201,837	19.6%
Adjusted EBITDA	$318,544	$276,586	15.2%
Adjusted EBITDA margin %	56.9%	57.8%
Operating margin %	51.6%	53.2%

The decrease in Adjusted EBITDA margin reflects a higher rate of growth in Adjusted EBITDA expenses as compared to the rate of growth of operating revenues, driven by the factors previously described.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021	% Change
	(in thousands)
Index Adjusted EBITDA	$245,875	$219,879	11.8%
Analytics Adjusted EBITDA	50,889	45,731	11.3%
ESG and Climate Adjusted EBITDA	12,092	5,045	139.7%
All Other - Private Assets Adjusted EBITDA	9,688	5,931	63.3%
Consolidated Adjusted EBITDA	318,544	276,586	15.2%
Amortization of intangible assets	21,720	15,068	44.1%
Depreciation and amortization of property, equipment and leasehold improvements	6,534	7,143	(8.5%)
Acquisition-related integration and transaction costs (1)	1,312	—	n/a
Operating income	288,978	254,375	13.6%
Other expense (income), net	40,035	38,347	4.4%
Provision for income taxes	20,520	19,209	6.8%
Net income	$228,423	$196,819	16.1%

(1)

Incremental and non-recurring costs attributable to acquisitions directly related to the execution of the transaction and integration of the acquired business that have occurred no later than 12 months after the close of the transaction.

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021	% Change
	(in thousands)
Index Adjusted EBITDA expenses	$84,884	$72,612	16.9%
Analytics Adjusted EBITDA expenses	88,908	88,286	0.7%
ESG and Climate Adjusted EBITDA expenses	39,937	29,705	34.4%
All Other - Private Assets Adjusted EBITDA expenses	27,672	11,234	146.3%
Consolidated Adjusted EBITDA expenses	241,401	201,837	19.6%
Amortization of intangible assets	21,720	15,068	44.1%
Depreciation and amortization of property, equipment and leasehold improvements	6,534	7,143	(8.5%)
Acquisition-related integration and transaction costs (1)	1,312	—	n/a
Total operating expenses	$270,967	$224,048	20.9%

(1)

Incremental and non-recurring costs attributable to acquisitions directly related to the execution of the transaction and integration of the acquired business that have occurred no later than 12 months after the close of the transaction.

The discussion of the segment results is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$174,498	$155,117	12.5%
Asset-based fees	145,053	126,706	14.5%
Non-recurring	11,208	10,668	5.1%
Operating revenues total	330,759	292,491	13.1%
Adjusted EBITDA expenses	84,884	72,612	16.9%
Adjusted EBITDA	$245,875	$219,879	11.8%
Adjusted EBITDA margin %	74.3%	75.2%

Index operating revenues increased 13.1%, primarily driven by growth from recurring subscriptions and asset-based fees. The impact of foreign currency exchange rate fluctuations on Index operating revenues was negligible.

Operating revenues from recurring subscriptions increased 12.5%, primarily driven by growth from market cap-weighted index products and strong growth from factor, ESG and climate index products.

Operating revenues from asset-based fees increased 14.5%, driven by growth in operating revenues from all index-linked investment product categories. Operating revenues from ETFs linked to MSCI equity indexes increased by 10.9%, primarily driven by an increase in average AUM, partially offset by a decrease in average basis point fees. The increase in operating revenues from asset-based fees was also driven by a 23.9% increase in non-ETF indexed funds linked to MSCI indexes, primarily driven by an increase in average AUM.

Index segment Adjusted EBITDA expenses increased 16.9%, reflecting higher compensation expenses to support growth across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 18.9%.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$137,799	$131,672	4.7%
Non-recurring	1,998	2,345	(14.8%)
Operating revenues total	139,797	134,017	4.3%
Adjusted EBITDA expenses	88,908	88,286	0.7%
Adjusted EBITDA	$50,889	$45,731	11.3%
Adjusted EBITDA margin %	36.4%	34.1%

Analytics operating revenues increased 4.3%, primarily driven by growth from recurring subscriptions related to Multi-Asset Class and Equity Analytics products. The impact of foreign currency exchange rate fluctuations on Analytics segment revenues was negligible.

Analytics segment Adjusted EBITDA expenses increased 0.7%, reflecting higher non-compensation expenses primarily driven by the impact of foreign currency exchange rate fluctuations on expenses and higher information technology costs. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have increased 2.2%.

ESG and Climate Segment

The following table presents the results for the ESG and Climate segment for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$50,572	$34,140	48.1%
Non-recurring	1,457	610	138.9%
Operating revenues total	52,029	34,750	49.7%
Adjusted EBITDA expenses	39,937	29,705	34.4%
Adjusted EBITDA	$12,092	$5,045	139.7%
Adjusted EBITDA margin %	23.2%	14.5%

ESG and Climate operating revenues increased 49.7%, primarily driven by strong growth from recurring subscriptions related to Ratings, Climate, and Screening products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 52.5%.

ESG and Climate segment Adjusted EBITDA expenses increased 34.4%, reflecting higher compensation expenses to support growth, reflected across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 37.2%.

All Other – Private Assets Segment

The following table presents the results for the All Other – Private Assets segment for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$36,891	$16,803	119.6%
Non-recurring	469	362	29.6%
Operating revenues total	37,360	17,165	117.7%
Adjusted EBITDA expenses	27,672	11,234	146.3%
Adjusted EBITDA	$9,688	$5,931	63.3%
Adjusted EBITDA margin %	25.9%	34.6%

All Other – Private Assets operating revenues increased 117.7%, primarily driven by revenues attributable to the acquisition of RCA and increased recurring subscriptions revenues related to Global Intel and Real Estate Climate Value-at-Risk products. Adjusting for both the impact of the acquisition and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 11.6%. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations individually, All Other – Private Assets operating revenues would have increased 6.0% and 125.5%, respectively.

All Other – Private Assets segment Adjusted EBITDA expenses increased 146.3%, primarily driven by the acquisition of RCA. All Other - Private Assets segment Adjusted EBITDA expenses would have increased 9.9% when excluding the impact of acquisitions and increased 153.9% when excluding the impact of foreign currency exchange rate fluctuations.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes or discounts;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign currency exchange rates; and
•	the impact of acquisitions and divestitures.

The following table presents Run Rates by reportable segment as of the dates indicated and the growth percentages over the periods indicated:

	As of
	March 31,	March 31,	%
	2022	2021	Change
	(in thousands)
Index:
Recurring subscriptions	$711,113	$634,565	12.1%
Asset-based fees	576,234	503,207	14.5%
Index total	1,287,347	1,137,772	13.1%

Analytics	588,447	556,997	5.6%

ESG and Climate	216,197	147,334	46.7%

All Other - Private Assets	137,532	56,900	141.7%

Total Run Rate	$2,229,523	$1,899,003	17.4%

Recurring subscriptions total	$1,653,289	$1,395,796	18.4%
Asset-based fees	576,234	503,207	14.5%
Total Run Rate	$2,229,523	$1,899,003	17.4%

Total Run Rate increased 17.4%, driven by an 18.4% increase from recurring subscriptions and 14.5% increase from asset-based fees. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations, recurring subscriptions Run Rate would have increased 13.3% and 18.1%, respectively.

Run Rate from Index recurring subscriptions increased 12.1%, primarily driven by growth from market cap-weighted index products and strong growth from factor, ESG and climate index products, and reflected growth across all regions and client segments.

Run Rate from Index asset-based fees increased 14.5%, primarily driven by higher AUM in non-ETF indexed funds linked to MSCI indexes and higher AUM in ETFs linked to MSCI equity indexes, partially offset by a 0.1 average basis point fee decrease in ETFs.

Run Rate from Analytics products increased 5.6%, primarily driven by growth in both Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 6.7%.

Run Rate from ESG and Climate products increased 46.7%, driven by strong growth in Ratings, Climate and Screening products.  Adjusting for the impact of foreign currency, ESG and Climate Run Rate would have increased 49.6%.

Run Rate from All Other - Private Assets increased 141.7%, primarily driven by the acquisition of RCA and growth in the Global Intel products, as well as strong growth in Real Estate Climate Value-at-Risk products.  Adjusting for both the impact of the acquisition and foreign currency exchange rate fluctuations, All Other - Private Assets Run Rate would have increased 7.7%. Adjusting for the impact of RCA and foreign currency exchange rate fluctuations individually, All Other - Private Assets Run Rate would have increased 4.6% and 147.0%, respectively.

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

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended
	March 31,	March 31,	%
	2022	2021	Change
	(in thousands)
New recurring subscription sales
Index	$22,417	$20,856	7.5%
Analytics	14,069	12,210	15.2%
ESG and Climate	19,142	11,640	64.5%
All Other - Private Assets	5,559	1,684	230.1%
New recurring subscription sales total	61,187	46,390	31.9%

Subscription cancellations
Index	(5,920)	(5,198)	13.9%
Analytics	(8,128)	(5,879)	38.3%
ESG and Climate	(643)	(1,052)	(38.9%)
All Other - Private Assets	(1,978)	(698)	183.4%
Subscription cancellations total	(16,669)	(12,827)	30.0%

Net new recurring subscription sales
Index	16,497	15,658	5.4%
Analytics	5,941	6,331	(6.2%)
ESG and Climate	18,499	10,588	74.7%
All Other - Private Assets	3,581	986	263.2%
Net new recurring subscription sales total	44,518	33,563	32.6%

Non-recurring sales
Index	13,715	11,205	22.4%
Analytics	3,489	2,973	17.4%
ESG and Climate	1,308	697	87.7%
All Other - Private Assets	152	886	(82.8%)
Non-recurring sales total	18,664	15,761	18.4%

Gross sales
Index	$36,132	$32,061	12.7%
Analytics	17,558	15,183	15.6%
ESG and Climate	20,450	12,337	65.8%
All Other - Private Assets	5,711	2,570	122.2%
Total gross sales	$79,851	$62,151	28.5%

Net sales
Index	$30,212	$26,863	12.5%
Analytics	9,430	9,304	1.4%
ESG and Climate	19,807	11,285	75.5%
All Other - Private Assets	3,733	1,872	99.4%
Total net sales	$63,182	$49,324	28.1%

A significant portion of MSCI's operating revenues are derived from subscriptions or licenses of products and services, which are provided over contractually-agreed periods of time that are subject to renewal or cancellation at the end of current contract terms.

Retention Rate

The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Index	96.6%	96.6%
Analytics	94.4%	95.8%
ESG and Climate	98.7%	97.0%
All Other - Private Assets (1)	94.1%	95.1%

Total	95.9%	96.3%

(1)	Includes RCA’s Run Rate for the current-year period. Retention rate for All Other – Private Assets excluding the impact of RCA was 94.6% for the three months ended March 31, 2022.

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

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Introduction and Basis of Presentation,” of the Notes to Consolidated Financial Statements included in our Form 10-K. There have been no significant changes in our accounting policies since the end of the fiscal year ended December 31, 2021 or critical accounting estimates applied in the fiscal year ended December 31, 2021.

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

Senior Notes and Credit Agreement

We have an aggregate of $4,200.0 million in Senior Notes outstanding and a $500.0 million undrawn Revolving Credit Agreement with a syndicate of banks as of March 31, 2022. See Note 8, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on the Senior Notes and Revolving Credit Agreement.

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

The Revolving Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Revolving Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall not exceed 4.25:1.00 (or 4.50:1.00 for two fiscal quarters following a material acquisition) and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) measured quarterly on a rolling four-quarter basis shall be at least 4.00:1.00. As of March 31, 2022, our Consolidated Leverage Ratio was 3.05:1.00 and our Consolidated Interest Coverage Ratio was 8.11:1.00. As of March 31, 2022, there were no amounts drawn and outstanding under the Revolving Credit Agreement.

Our non-guarantor subsidiaries under the Senior Notes and the Revolving Credit Agreement consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $1,292.6 million, or 60.8%, of our total revenue for the trailing 12 months ended March 31, 2022, approximately $474.7 million, or 42.9%, of our consolidated operating income for the trailing 12 months ended March 31, 2022, and approximately $1,118.1 million, or 23.8%, of our consolidated total assets (excluding intercompany assets) and $797.0 million, or 14.3%, of our consolidated total liabilities, in each case as of March 31, 2022.

Share Repurchases

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Three Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
March 31, 2022	$515.74	1,498	$772,657
March 31, 2021	$407.70	330	$134,340

As of March 31, 2022, there was $816.5 million of available authorization remaining under the 2020 Repurchase Program.

Cash Dividend

On April 25, 2022, the Board of Directors declared a quarterly cash dividend of $1.04 per share for the three months ending June 30, 2022. The second quarter 2022 dividend is payable on May 31, 2022 to shareholders of record as of the close of trading on May 13, 2022.

Cash Flows

 The following table presents the Company’s cash and cash equivalents as of the dates indicated:

	As of
	March 31,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$679,315	$1,421,449

We typically seek to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes. As of March 31, 2022 and December 31, 2021, $478.8 million and $542.2 million, respectively, of the Company’s cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.

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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$244,184	$215,457
Net cash used in investing activities	(15,310)	(10,360)
Net cash (used in) provided by financing activities	(966,117)	245,542
Effect of exchange rate changes	(4,891)	(4,013)
Net (decrease) increase in cash	$(742,134)	$446,626

Cash Flows From Operating Activities

Cash flows from operating activities consist of net income adjusted for certain non-cash items and changes in assets and liabilities. The year-over-year change for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by higher cash collections from customers, partially offset by higher payments for cash expenses, mainly reflecting higher cash compensation expenses, information technology costs, professional fees and market data costs.

Our primary uses of cash from operating activities are for the payment of cash compensation expenses, interest expenses, income taxes, technology costs, professional fees, market data costs and office rent. Historically, the payment of cash for compensation and benefits is at its highest level in the first quarter when we pay discretionary employee compensation related to the previous fiscal year.

Cash Flows From Investing Activities

The year-over-year change for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by higher capitalized software development costs.

Cash Flows From Financing Activities

The year-over-year change for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by the impact of higher share repurchases, the absence of proceeds from senior notes offerings and higher dividend payment amounts.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the three months ended March 31, 2022 and 2021, 16.2% and 15.0%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 16.2% of non-U.S. dollar exposure for the three months ended March 31, 2022, 40.2% was in Euros, 28.3% was in British pounds sterling and 19.8% was in Japanese yen. Of the 15.0% of non-U.S. dollar exposure for the three months ended March 31, 2021, 40.9% was in Euros, 24.8% was in British pounds sterling and 24.7% was in Japanese yen.

Revenues from asset-based fees represented 25.9% and 26.5% of operating revenues for the three months ended March 31, 2022 and 2021, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 44.2% and 42.7% of our operating expenses for the three months ended March 31, 2022 and 2021, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Hungarian forints, Swiss francs, Mexican pesos and Hong Kong dollars.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange gains of $1.4 million and losses of $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of March 31, 2022, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2021.

There have been no material changes to the significant risk factors and uncertainties known to the Company and disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2021 that, if they were to materialize or occur, would, individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows, except for the revision of certain language in the sections “Strategy and Growth Risks - Our business may be affected by changes in the global capital markets, including adverse equity market conditions, volatility in the financial markets and evolving investment trends. Such changes could decrease the use of our products and services which could have a material adverse effect on our business, financial condition or results of operations” and “Financial Risks - Our indebtedness could materially adversely affect our cash flows and financial flexibility,” as each is set out below.

Strategy and Growth Risks

Our business may be affected by changes in economic conditions and the global capital markets, including resulting from geopolitical events, adverse equity market conditions, volatility in the financial markets and evolving investment trends. Such changes could decrease the use of our products and services which could have a material adverse effect on our business, financial condition or results of operations.

Our business is impacted by economic conditions, volatility in the global capital markets and evolving investment trends (including conditions, volatility and trends that result from geopolitical events, such as Russia’s invasion of Ukraine and the related global escalation of geopolitical tensions). Our clients use our products for a variety of purposes, including benchmarking, performance attribution, portfolio construction and risk management, and to support investment strategies including ESG, climate, factor, thematic, private asset and MAC investing. Volatile capital markets and other economic and market conditions and trends may impact whether, how, where and when investors choose to invest, for example between developed or emerging markets, U.S. or non-U.S. markets, as well as whether to adopt different investment strategies.

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

Financial Risks

Our indebtedness could materially adversely affect our cash flows and financial flexibility.

For an overview of our current outstanding indebtedness and history of our debt offerings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our cash flows will be sufficient to service our outstanding indebtedness, we cannot provide assurance that we will generate and maintain cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our ability to make payments on indebtedness and to fund planned capital expenditures depends on our ability to generate and access cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to pay our obligations as they mature, we may need to refinance all or a portion of our indebtedness on or before maturity. If we are unable to secure additional financing on terms favorable or acceptable to us or at all, we could also be forced to sell assets to make up for any shortfall in our payment obligations. The restrictive covenants in our debt agreements, however, limit our and our subsidiaries’ ability to sell assets and also restrict the use of proceeds from such a sale. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, ability to obtain financing and ability to compete in our industry could be materially adversely affected.

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

In February 2022, we amended the existing credit agreement governing the Revolving Credit Facility to, among other things, replace LIBOR with SOFR. After giving effect to the credit agreement amendment, any borrowings under our Revolving Credit Facility are primarily based on SOFR. It is unknown whether SOFR will attain market acceptance as a replacement for LIBOR and, because SOFR differs fundamentally from LIBOR, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. As a result, we cannot reasonably predict the potential effect of the establishment of alternative reference rates on our business, financial condition or results of operations. In addition, if we were to incur any variable rate indebtedness under our Revolving Credit Facility, we would be subject to interest rate risk generally, which could cause our debt service obligations to increase significantly. As of December 31, 2021, there were no amounts outstanding under our Revolving Credit Facility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2022.

The table below presents information with respect to purchases made by or on behalf of the Company of its shares of common stock during the three months ended March 31, 2022.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2022-January 31, 2022	1,155,896	$514.48	1,155,656	$994,639,000
February 1, 2022-February 28, 2022	444,793	$539.40	255,704	$858,867,000
March 1, 2022-March 31, 2022	88,261	$487.98	86,783	$816,535,000
Total	1,688,950	$519.66	1,498,143	$816,535,000

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

(2)	See Note 10, “Shareholders’ Equity (Deficit),” of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding our stock repurchase program.

Item 6.	Exhibits

EXHIBIT INDEX

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on January 11, 2021 and incorporated by reference herein)

10.1

Amendment No. 5 to the Revolving Credit Agreement, dated as of February 16, 2022, among MSCI Inc., each of the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on February 18, 2022 and incorporated by reference herein)

11

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

Dated: April 26, 2022

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer (Principal Financial Officer)