Form 10-Q
period 2022-06-30
MSCI Inc.
filed 2022-07-26
CIK 1408198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 19, 2022, there were 80,502,940 shares of the registrant’s common stock, par value $0.01, outstanding.

FOR THE QUARTER ENDED JUNE 30, 2022

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

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share and share data)

	As of
	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$842,300	$1,421,449
Accounts receivable, net of allowances	586,815	664,511
Prepaid income taxes	15,900	5,951
Prepaid and other assets	44,066	51,499
Total current assets	1,489,081	2,143,410
Property, equipment and leasehold improvements, net	59,390	66,715
Right of use assets	128,122	144,584
Goodwill	2,231,154	2,236,386
Intangible assets, net	576,362	593,341
Equity method investment	216,554	218,763
Deferred tax assets	64,216	40,119
Other non-current assets	68,473	63,385
Total assets	$4,833,352	$5,506,703

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,295	$13,448
Income taxes payable	38,615	59,635
Accrued compensation and related benefits	106,797	207,640
Current portion of long-term debt	6,532	—
Other accrued liabilities	151,021	145,302
Deferred revenue	808,020	824,912
Total current liabilities	1,120,280	1,250,937
Long-term debt	4,505,338	4,161,422
Long-term operating lease liabilities	132,494	150,029
Deferred tax liabilities	3,841	3,650
Other non-current liabilities	97,845	104,132
Total liabilities	5,859,798	5,670,170

Commitments and Contingencies (see Note 8)

Shareholders’ equity (deficit):
Preferred stock (par value $0.01, 100,000,000 shares authorized; no shares issued)	—	—
Common stock (par value $0.01; 750,000,000 common shares authorized; 133,604,132 and 133,162,178 common shares issued and 80,496,258 and 82,439,449 common shares outstanding at June 30, 2022 and December 31, 2021, respectively)	1,336	1,332
Treasury shares, at cost (53,107,874 and 50,722,729 common shares held at June 30, 2022 and December 31, 2021, respectively)	(5,699,069)	(4,540,144)
Additional paid in capital	1,492,334	1,457,623
Retained earnings	3,243,654	2,976,517
Accumulated other comprehensive loss	(64,701)	(58,795)
Total shareholders’ equity (deficit)	(1,026,446)	(163,467)
Total liabilities and shareholders’ equity (deficit)	$4,833,352	$5,506,703

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)
Operating revenues	$551,806	$498,180	$1,111,751	$976,603

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	100,768	87,327	203,539	173,107
Selling and marketing	61,073	58,191	127,126	114,658
Research and development	23,916	27,531	52,238	52,393
General and administrative	36,724	30,182	82,291	64,910
Amortization of intangible assets	22,179	30,396	43,899	45,464
Depreciation and amortization of property, equipment and leasehold improvements	6,765	7,020	13,299	14,163
Total operating expenses	251,425	240,647	522,392	464,695

Operating income	300,381	257,533	589,359	511,908

Interest income	(924)	(347)	(1,222)	(733)
Interest expense	41,085	39,557	81,799	77,141
Other expense (income)	188	22,628	(193)	23,777

Other expense (income), net	40,349	61,838	80,384	100,185

Income before provision for income taxes	260,032	195,695	508,975	411,723
Provision for income taxes	49,445	30,272	69,965	49,481
Net income	$210,587	$165,423	$439,010	$362,242

Earnings per share:
Basic	$2.60	$2.01	$5.40	$4.39
Diluted	$2.59	$1.99	$5.37	$4.34

Weighted average shares outstanding:
Basic	80,923	82,454	81,255	82,546
Diluted	81,295	83,295	81,789	83,393

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)
Net income	$210,587	$165,423	$439,010	$362,242
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11,796)	879	(14,746)	(826)
Income tax effect	1,606	(35)	2,468	577
Foreign currency translation adjustments, net	(10,190)	844	(12,278)	(249)

Pension and other post-retirement adjustments	7,376	(59)	7,486	197
Income tax effect	(1,070)	22	(1,114)	(98)
Pension and other post-retirement adjustments, net	6,306	(37)	6,372	99
Other comprehensive (loss) income, net of tax	(3,884)	807	(5,906)	(150)
Comprehensive income	$206,703	$166,230	$433,104	$362,092

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

					Accumulated
			Additional		Other
	Common	Treasury	Paid in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(unaudited)
Balance at December 31, 2021	$1,332	$(4,540,144)	$1,457,623	$2,976,517	$(58,795)	$(163,467)
Net income				228,423		228,423
Dividends declared ($1.04 per common share)				(87,280)		(87,280)
Dividends paid in shares			77			77
Other comprehensive income (loss), net of tax					(2,022)	(2,022)
Common stock issued	4					4
Shares withheld for tax withholding and exercises		(105,000)				(105,000)
Compensation payable in common stock			22,754			22,754
Common stock repurchased and held in treasury		(772,657)				(772,657)
Common stock issued to Directors and (held in)/released from treasury		(21)				(21)

Balance at March 31, 2022	1,336	(5,417,822)	1,480,454	3,117,660	(60,817)	(879,189)
Net income				210,587		210,587
Dividends declared ($1.04 per common share)				(84,593)		(84,593)
Dividends paid in shares			22			22
Other comprehensive income (loss), net of tax					(3,884)	(3,884)
Common stock issued						—
Shares withheld for tax withholding and exercises		(3,862)				(3,862)
Compensation payable in common stock			11,858			11,858
Common stock repurchased and held in treasury		(276,994)				(276,994)
Common stock issued to Directors and (held in)/released from treasury		(391)				(391)
Balance at June 30, 2022	$1,336	$(5,699,069)	$1,492,334	$3,243,654	$(64,701)	$(1,026,446)

Balance at December 31, 2020	$1,328	$(4,342,535)	$1,402,537	$2,554,295	$(58,859)	$(443,234)
Net income				196,819		196,819
Dividends declared ($0.78 per common share)				(65,947)		(65,947)
Dividends paid in shares			66			66
Other comprehensive income (loss), net of tax					(957)	(957)
Common stock issued	3					3
Shares withheld for tax withholding and exercises		(52,814)				(52,814)
Compensation payable in common stock			18,842			18,842
Common stock repurchased and held in treasury		(134,340)				(134,340)
Common stock issued to Directors and (held in)/released from treasury		(20)				(20)

Balance at March 31, 2021	1,331	(4,529,709)	1,421,445	2,685,167	(59,816)	(481,582)
Net income				165,423		165,423
Dividends declared ($0.78 per common share)				(64,863)		(64,863)
Dividends paid in shares			20			20
Other comprehensive income (loss), net of tax					807	807
Common stock issued						—
Shares withheld for tax withholding and exercises		(620)				(620)
Compensation payable in common stock			12,252			12,252
Common stock repurchased and held in treasury						—
Common stock issued to Directors and (held in)/released from treasury		756				756
Balance at June 30, 2021	$1,331	$(4,529,573)	$1,433,717	$2,785,727	$(59,009)	$(367,807)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

MSCI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
	(unaudited)
Cash flows from operating activities
Net income	$439,010	$362,242
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	43,899	45,464
Stock-based compensation expense	34,419	30,856
Depreciation and amortization of property, equipment and leasehold improvements	13,299	14,163
Amortization of right of use assets	12,491	12,129
Loss on impairment of right of use assets	705	—
Amortization of debt origination fees	2,607	2,340
Loss on extinguishment of debt	—	21,792
Deferred taxes	(22,826)	(8,488)
Other adjustments	2,511	4,036
Changes in assets and liabilities:
Accounts receivable	70,131	69,119
Prepaid income taxes	(10,686)	(37,679)
Prepaid and other assets	6,768	4,597
Other non-current assets	(5,726)	354
Accounts payable	(4,906)	(5,211)
Accrued compensation and related benefits	(97,272)	(50,793)
Income taxes payable	(18,407)	7,699
Other accrued liabilities	6,703	(10,359)
Deferred revenue	(2,731)	(12,668)
Long-term operating lease liabilities	(13,085)	(11,135)
Other non-current liabilities	4,098	4,350
Other	(4,129)	(2,294)
Net cash provided by operating activities	456,873	440,514

Cash flows from investing activities
Capitalized software development costs	(29,699)	(18,937)
Capital expenditures	(4,737)	(2,473)
Other	23	(911)
Net cash used in investing activities	(34,413)	(22,321)

Cash flows from financing activities
Proceeds from borrowings, inclusive of premium	355,000	1,103,750
Repayment of borrowings	(5,000)	(518,245)
Repurchase of common stock held in treasury	(1,158,513)	(187,774)
Payment of dividends	(171,936)	(130,557)
Payment of debt issuance costs in connection with debt	(2,277)	(10,316)
Payment of contingent consideration	(210)	—
Net cash (used in) provided by financing activities	(982,936)	256,858

Effect of exchange rate changes	(18,673)	(3,570)

Net (decrease) increase in cash	(579,149)	671,481
Cash and cash equivalent, beginning of period	1,421,449	1,300,521
Cash and cash equivalent, end of period	$842,300	$1,972,002

Supplemental disclosure of cash flow information:
Cash paid for interest	$78,185	$77,076
Cash paid for income taxes, net of refunds received	$124,034	$83,139

Supplemental disclosure of non-cash investing activities
Property, equipment and leasehold improvements in other accrued liabilities	$4,928	$4,393

Supplemental disclosure of non-cash financing activities
Cash dividends declared, but not yet paid	$2,765	$1,582

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements include the accounts of MSCI and its wholly owned subsidiaries and include all adjustments of a normal, recurring nature necessary to state fairly the financial condition as of June 30, 2022 and December 31, 2021, the results of operations, comprehensive income and shareholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The unaudited condensed consolidated statement of financial condition and related financial statement information as of December 31, 2021 have been derived from the 2021 audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in MSCI’s Annual Report on Form 10-K for the year ended December 31, 2021.  The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Concentrations

For the six months ended June 30, 2022 and 2021, BlackRock, Inc. (“BlackRock”) accounted for 10.8% and 12.4% of the Company’s consolidated operating revenues, respectively. For the six months ended June 30, 2022 and 2021, BlackRock accounted for 18.0% and 19.8% of the Index segment’s operating revenues, respectively. No single customer represented 10.0% or more of operating revenues within the Analytics, ESG and Climate and All Other – Private Assets segments for the six months ended June 30, 2022 and 2021.

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts from December 31, 2020 to June 30, 2022 were as follows:

Amount
(in thousands)
Balance as of December 31, 2020	$1,583
Addition (reduction) to credit loss expense	1,210
Write-offs, net of recoveries	(456)
Balance as of December 31, 2021	$2,337
Addition (reduction) to credit loss expense	598
Adjustments and write-offs, net of recoveries	(470)
Balance as of June 30, 2022	$2,465

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

The tables that follow present the disaggregated operating revenues for the periods indicated:

	For the Three Months ended June 30, 2022
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$179,711	$139,497	$54,037	$33,804	$407,049
Asset-based fees	132,216	—	—	—	132,216
Non-recurring	9,022	2,187	1,091	241	12,541
Total	$320,949	$141,684	$55,128	$34,045	$551,806

	For the Six Months ended June 30, 2022
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$354,209	$277,296	$104,609	$70,695	$806,809
Asset-based fees	277,269	—	—	—	277,269
Non-recurring	20,230	4,185	2,548	710	27,673
Total	$651,708	$281,481	$107,157	$71,405	$1,111,751

	For the Three Months ended June 30, 2021
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$160,061	$133,368	$38,567	$16,134	$348,130
Asset-based fees	136,142	—	—	—	136,142
Non-recurring	9,760	2,534	741	873	13,908
Total	$305,963	$135,902	$39,308	$17,007	$498,180

	For the Six Months ended June 30, 2021
	Segments
(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets	Total
Operating Revenue Types
Recurring subscriptions	$315,178	$265,040	$72,707	$32,937	$685,862
Asset-based fees	262,848	—	—	—	262,848
Non-recurring	20,428	4,879	1,351	1,235	27,893
Total	$598,454	$269,919	$74,058	$34,172	$976,603

The tables that follow present the change in accounts receivable and current deferred revenue between the dates indicated:

	Accounts receivable	Deferred revenue
	(in thousands)
Opening (December 31, 2021)	$664,511	$824,912
Closing (June 30, 2022)	586,815	808,020
Increase/(decrease)	$(77,696)	$(16,892)

	Accounts receivable	Deferred revenue
	(in thousands)
Opening (December 31, 2020)	$558,569	$675,870
Closing (June 30, 2021)	488,570	662,168
Increase/(decrease)	$(69,999)	$(13,702)

The amounts of revenue recognized in the periods that were included in the opening current deferred revenue, which reflects contract liability amounts, were $232.9 million and $572.6 million for the three and six months ended June 30, 2022, respectively and $208.3 million and $478.6 million for the three and six months ended June 30, 2021, respectively. The difference between the opening and closing balances of the Company’s deferred revenue is primarily driven by an increase in amortization of deferred revenue to operating revenues, partially offset by an increase in billings. As of June 30, 2022 and December 31, 2021, the Company carried a long-term deferred revenue balance of $26.5 million and $23.4 million, respectively, in “Other non-current liabilities” on the Unaudited Condensed Consolidated Statement of Financial Condition.

For contracts that have a duration of one year or less, the Company has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The remaining performance obligations for contracts that have a duration of greater than one year and the periods in which they are expected to be recognized are as follows:

As of
June 30,
2022
(in thousands)
First 12-month period	$538,308
Second 12-month period	311,282
Third 12-month period	115,464
Periods thereafter	63,060
Total	$1,028,114

4. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed conversion of all dilutive securities, including, when applicable, restricted stock units (“RSUs”), performance stock units (“PSUs”) and performance stock options (“PSOs”).

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(in thousands, except per share data)
Net income	$210,587	$165,423	$439,010	$362,242

Basic weighted average common shares outstanding	80,923	82,454	81,255	82,546
Effect of dilutive securities:
PSUs, RSUs and PSOs	372	841	534	847
Diluted weighted average common shares outstanding	81,295	83,295	81,789	83,393

Earnings per basic common share	$2.60	$2.01	$5.40	$4.39

Earnings per diluted common share	$2.59	$1.99	$5.37	$4.34

5. ACQUISITIONS

On September 13, 2021, MSCI acquired all of the issued and outstanding preferred and common shares of Real Capital Analytics, Inc (“RCA”) for an aggregate cash purchase price of $949.0 million. This acquisition expands MSCI’s suite of real estate solutions, providing the real estate industry with data, analytics, and support tools to manage investments and understand performance and risk, including climate risk, within their portfolios. RCA has been accounted for as a business combination using the acquisition method of accounting and has been integrated into the All Other – Private Assets reportable segment, as a component of the Real Assets operating segment. A portion of RCA’s client agreements do not have automatic renewal clauses at the end of the subscription period. Due to the historically high retention rate and expectation that a substantial portion of the client agreements will be renewed, the associated revenue is recorded as recurring subscription revenue.

The components of the preliminary purchase price allocation were as follows:

	Estimated Useful Life	Fair Value
		(in thousands)
Accounts receivable		$9,700
Other current assets		3,721
Property, equipment and leasehold improvements, net		1,204
Right of use assets		6,441
Other non-current assets		3,408
Deferred revenue		(35,194)
Other current liabilities		(15,312)
Long-term operating lease liabilities		(4,849)
Deferred tax liabilities		(85,196)
Intangible assets:
Proprietary data	11 years	185,500
Customer relationships	20 years	175,800
Acquired technology and software	9 years	31,500
Trademarks	2 years	890
Goodwill		671,346
Purchase price, net of cash acquired		$948,959

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

Revenue of RCA recognized within the condensed consolidated financial statements was $19.3 million and $38.5 million for the three and six months ended June 30, 2022, respectively.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net consisted of the following as of the dates indicated:

	As of
	June 30,	December 31,
	2022	2021
	(in thousands)
Computer & related equipment	$180,390	$179,557
Furniture & fixtures	14,679	14,194
Leasehold improvements	56,597	56,308
Work-in-process	2,154	2,699
Subtotal	253,820	252,758
Accumulated depreciation and amortization	(194,430)	(186,043)
Property, equipment and leasehold improvements, net	$59,390	$66,715

Depreciation and amortization expense of property, equipment and leasehold improvements was $6.8 million and $7.0 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense of property, equipment and leasehold improvements was $13.3 million and $14.2 million for the six months ended June 30, 2022 and 2021, respectively.

7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents goodwill by reportable segment:

(in thousands)	Index	Analytics	ESG and Climate	All Other - Private Assets		Total
Goodwill at December 31, 2021	$1,205,443	$290,976	$48,047	$691,920		$2,236,386
Acquisitions (1)	—	—	—	472	(1)	472
Foreign exchange translation adjustment	(3,529)	—	—	(2,175)		(5,704)
Goodwill at June 30, 2022	$1,201,914	$290,976	$48,047	$690,217		$2,231,154

(1)	Reflects the impact of measurement period adjustments associated with the acquisition of RCA.

Intangible Assets, Net

The following table presents the amount of amortization expense related to intangible assets by category for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Amortization expense of acquired intangible assets	$15,854	$8,376	$31,752	$16,744
Amortization expense of internally developed capitalized software	6,325	6,007	12,147	12,707
Write-off of internally developed capitalized software	—	16,013	—	16,013
Total amortization of intangible assets expense	$22,179	$30,396	$43,899	$45,464

The gross carrying and accumulated amortization amounts related to the Company’s intangible assets were as follows:

	As of
	June 30,	December 31,
	2022	2021
	(in thousands)
Gross intangible assets:
Customer relationships	$532,500	$532,400
Proprietary data	220,778	220,639
Acquired technology and software	209,220	209,220
Trademarks	208,190	208,190
Internally developed capitalized software	135,824	106,181
Subtotal	1,306,512	1,276,630
Foreign exchange translation adjustment	(12,216)	(5,782)
Total gross intangible assets	$1,294,296	$1,270,848
Accumulated amortization:
Customer relationships	$(293,163)	$(277,865)
Proprietary data	(32,284)	(22,678)
Acquired technology and software	(177,776)	(175,718)
Trademarks	(157,256)	(152,468)
Internally developed capitalized software	(61,566)	(49,394)
Subtotal	(722,045)	(678,123)
Foreign exchange translation adjustment	4,111	616
Total accumulated amortization	$(717,934)	$(677,507)
Net intangible assets:
Customer relationships	$239,337	$254,535
Proprietary data	188,494	197,961
Acquired technology and software	31,444	33,502
Trademarks	50,934	55,722
Internally developed capitalized software	74,258	56,787
Subtotal	584,467	598,507
Foreign exchange translation adjustment	(8,105)	(5,166)
Total net intangible assets	$576,362	$593,341

The following table presents the estimated amortization expense for the remainder of the year ending December 31, 2022 and succeeding years:

Years Ending December 31,	Amortization Expense
(in thousands)
Remainder of 2022	$47,345
2023	90,144
2024	83,022
2025	57,191
2026	37,065
Thereafter	261,595
Total	$576,362

8. COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, the Company had outstanding an aggregate of $4,200.0 million in senior unsecured notes (collectively, the “Senior Notes”) and an aggregate of $350.0 million in senior unsecured tranche A term loans (the “Tranche A Term Loans”) under the term loan A facility (the “TLA Facility”), as presented in the table below:

		Principal Amount Outstanding at	Carrying Value at	Carrying Value at	Fair Value at	Fair Value at
	Maturity Date	June 30, 2022	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(in thousands)
Debt
4.000% senior unsecured notes due 2029	November 15, 2029	1,000,000	992,000	991,455	889,250	1,047,950
3.625% senior unsecured notes due 2030	September 1, 2030	900,000	894,594	894,263	753,390	924,777
3.875% senior unsecured notes due 2031	February 15, 2031	1,000,000	990,520	989,973	855,950	1,046,620
3.625% senior unsecured notes due 2031	November 1, 2031	600,000	593,867	593,538	498,282	625,536
3.250% senior unsecured notes due 2033	August 15, 2033	700,000	692,528	692,193	559,160	710,906
Variable rate Tranche A Term Loans due 2027	February 16, 2027	350,000	348,361	—	346,500	—
Total debt		$4,550,000	$4,511,870	$4,161,422	$3,902,532	$4,355,789

Interest payments attributable to the Company’s outstanding indebtedness are due as presented in the following table:

	Interest payment frequency	First interest payment date
Senior Notes and Tranche A Term Loans
4.000% senior unsecured notes due 2029	Semi-Annual	May 15
3.625% senior unsecured notes due 2030	Semi-Annual	March 1
3.875% senior unsecured notes due 2031	Semi-Annual	June 1
3.625% senior unsecured notes due 2031	Semi-Annual	May 1
3.250% senior unsecured notes due 2033	Semi-Annual	February 15
Variable rate Tranche A Term Loans due 2027[1]	Quarterly	October 15

(1)The first payment will occur on October 15, 2022.

The fair market value of the Company’s debt obligations represent Level 2 valuations. The Company utilizes the market approach and obtains security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values.

Credit Agreement. Since November 20, 2014, the Company has maintained a revolving credit agreement with a syndicate of banks. On June 9, 2022, the Company, the guarantors party thereto and the lenders and agents party thereto, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), amending and restating in its entirety the Company’s prior revolving credit agreement (the “Prior Revolving Credit Agreement”). The Credit Agreement makes available to the Company (x) an aggregate of $500.0 million of revolving loan commitments, which may be drawn until February 16, 2027, and (y) the TLA Facility. At June 30, 2022, the revolving loan commitments were undrawn. As noted above, at June 30, 2022, the commitments under the TLA Facility were drawn in full, and the resulting Tranche A Term Loans mature on February 16, 2027. The obligations under the Credit Agreement are general unsecured obligations of the Company and the guarantors.

Interest on the Tranche A Term Loans under the TLA Facility accrues, at a variable rate, based on the secured overnight funding rate (“SOFR”) or the alternate base rate (“Base Rate”), plus, in each case, an applicable margin and will be due on each Interest Payment Date (as defined in the Credit Agreement). Until the delivery of financial statements to the administrative agent for the three months ending June 30, 2022, the applicable margin is 1.00% for Base Rate loans, and 2.00% for SOFR loans. Thereafter, the applicable margin is calculated by reference to the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and ranges between 1.50% to 2.00% for SOFR loans, and 0.50% to 1.00% for Base Rate loans. At June 30, 2022, the interest rate on the TLA Facility was 3.28%.

In connection with the closings of the Senior Notes offerings, entry into the Prior Revolving Credit Agreement and the subsequent amendments thereto and entry into the Credit Agreement, the Company paid certain financing fees which, together with the existing fees related to prior credit facilities, are being amortized over their related lives. At June 30, 2022, $40.5 million of the deferred financing fees and premium remain unamortized, $0.5 million of which is included in “Prepaid and other assets,” $1.9 million of which is included in “Other non-current assets” and $38.1 million of which is included in “Long-term debt” on the Unaudited Condensed Consolidated Statement of Financial Condition.

9. LEASES

The Company recognized $7.5 million of operating lease expenses for each of the three months ended June 30, 2022 and 2021. The Company recognized $15.1 million of operating lease expenses for each of the six months ended June 30, 2022 and 2021. The amounts associated with variable lease costs, short-term lease costs and sublease income were not material for any of the three and six months ended June 30, 2022 and 2021.

Maturities of the Company’s operating lease liabilities as of June 30, 2022 are as follows:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases
Remainder of 2022	$13,895
2023	29,357
2024	22,322
2025	21,153
2026	19,460
Thereafter	73,176
Total lease payments	$179,363
Less: Interest	(22,152)
Present value of lease liabilities	$157,211

Other accrued liabilities	$24,717
Long-term operating lease liabilities	$132,494

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	June 30,	December 31,
Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term (years)	7.92	8.16
Weighted-average discount rate	3.14%	3.09%

Other information related to the Company’s operating leases are as follows:

	Six Months Ended
Other Information	June 30,
(in thousands)	2022	2021
Operating cash flows used for operating leases	$14,227	$15,239
Right of use assets obtained in exchange for new operating lease liabilities	$2,905	$5,074

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

Share repurchases made pursuant to the 2020 Repurchase Program may take place in the open market or in privately negotiated transactions from time to time based on market and other conditions. This authorization may be modified, suspended or terminated by the Board of Directors at any time without prior notice. As of June 30, 2022, there was $539.5 million of available authorization remaining under the 2020 Repurchase Program.

The following table provides information with respect to repurchases of the Company’s common stock made on the open market:

Six Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
June 30, 2022	$480.68	2,184	$1,049,651
June 30, 2021	$407.70	330	$134,340

The following table presents dividends declared per common share as well as total amounts declared, distributed and deferred for the periods indicated:

	Dividends
(in thousands, except per share amounts)	Per Share	Declared	Distributed	(Released)/Deferred
2022
Three Months Ended March 31,	$1.04	$87,280	$87,846	$(566)
Three Months Ended June 30,	1.04	84,593	84,189	404
Total	$2.08	$171,873	$172,035	$(162)
2021
Three Months Ended March 31,	$0.78	$65,947	$66,153	$(206)
Three Months Ended June 30,	0.78	64,863	64,489	374
Total	$1.56	$130,810	$130,642	$168

Common Stock.

The following table presents activity related to shares of common stock issued and repurchased during the six months ended June 30, 2022:

	Common Stock	Treasury	Common Stock
	Issued	Stock	Outstanding
Balance at December 31, 2021	133,162,178	(50,722,729)	82,439,449
Dividend payable/paid	82	—	82
Common stock issued	417,508	—	417,508
Shares withheld for tax withholding	—	(190,766)	(190,766)
Shares repurchased under stock repurchase programs	—	(1,498,143)	(1,498,143)
Shares issued to directors	41	(41)	—
Balance at March 31, 2022	133,579,809	(52,411,679)	81,168,130
Dividend payable/paid	23	—	23
Common stock issued	20,178	—	20,178
Shares withheld for tax withholding	—	(9,749)	(9,749)
Shares repurchased under stock repurchase programs	—	(685,522)	(685,522)
Shares issued to directors	4,122	(924)	3,198
Balance at June 30, 2022	133,604,132	(53,107,874)	80,496,258

11. INCOME TAXES

The Company’s provision for income taxes was $70.0 million and $49.5 million for the six months ended June 30, 2022 and 2021, respectively. These amounts reflect effective tax rates of 13.7% and 12.0% for the six months ended June 30, 2022 and 2021, respectively.

The effective tax rate of 13.7% for the six months ended June 30, 2022 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $27.2 million, primarily related to $28.3 million of excess tax benefits recognized on share-based compensation vested during the period.

The effective tax rate of 12.0% for the six months ended June 30, 2021 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $34.2 million, primarily related to $21.4 million of excess tax benefits recognized on share-based compensation vested during the period and $5.6 million related to the tax impact of loss on debt extinguishment recognized during the period on the redemption of the Company’s 4.750% senior unsecured notes due 2026 (the “2026 Senior Notes”). Also included in the discrete items is a $2.3 million benefit related to the revaluation of deferred taxes as a result of the enactment of an increase in the UK corporate tax rate, a $2.1 million benefit related to the filing of prior year refund claims and $2.8 million of tax benefits related to other prior year items.

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

The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions in which it files income tax returns. The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change. Based on the current status of income tax audits, the Company believes it is reasonably possible that the total amount of unrecognized benefits may decrease by approximately $29.4 million in the next twelve months as a result of the resolution of tax examinations.

12. SEGMENT INFORMATION

The Company has five operating segments: Index, Analytics, ESG and Climate, Real Assets and The Burgiss Group, LLC (“Burgiss”), which are presented as the following four reportable segments: Index, Analytics, ESG and Climate and All Other – Private Assets. During the three months ended June 30, 2022, the Company renamed the Real Estate operating segment to Real Assets.

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

The Real Assets operating segment offers real estate market and transaction data, benchmarks, return-analytics, climate assessments and market insights for funds, investors, managers and other real estate market participants. In addition, Real Assets performance and risk analytics range from enterprise-wide to property-specific analysis. The Real Assets operating segment also provides business intelligence products to real estate owners, managers, developers and brokers worldwide.

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

The following table presents operating revenues by reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Operating revenues
Index	$320,949	$305,963	$651,708	$598,454
Analytics	141,684	135,902	281,481	269,919
ESG and Climate	55,128	39,308	107,157	74,058
All Other - Private Assets	34,045	17,007	71,405	34,172
Total	$551,806	$498,180	$1,111,751	$976,603

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Index Adjusted EBITDA	$245,170	$233,468	$491,045	$453,347
Analytics Adjusted EBITDA	62,961	49,814	113,850	95,545
ESG and Climate Adjusted EBITDA	14,332	5,720	26,424	10,765
All Other - Private Assets Adjusted EBITDA	8,681	5,947	18,369	11,878
Total operating segment profitability	331,144	294,949	649,688	571,535
Amortization of intangible assets	22,179	30,396	43,899	45,464
Depreciation and amortization of property, equipment and leasehold improvements	6,765	7,020	13,299	14,163
Acquisition-related integration and transaction costs (1)	1,819	—	3,131	—
Operating income	300,381	257,533	589,359	511,908
Other expense (income), net	40,349	61,838	80,384	100,185
Provision for income taxes	49,445	30,272	69,965	49,481
Net income	$210,587	$165,423	$439,010	$362,242

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

Operating revenues by geography are based on the shipping address of the ultimate customer utilizing the product. The following table presents operating revenues by geographic area for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Operating revenues
Americas:
United States	$229,732	$200,781	$463,088	$397,470
Other	23,642	21,026	46,109	41,199
Total Americas	253,374	221,807	509,197	438,669

Europe, the Middle East and Africa ("EMEA"):
United Kingdom	89,187	84,802	176,173	163,883
Other	122,515	113,258	254,088	219,452
Total EMEA	211,702	198,060	430,261	383,335

Asia & Australia:
Japan	22,843	22,993	46,033	44,635
Other	63,887	55,320	126,260	109,964
Total Asia & Australia	86,730	78,313	172,293	154,599

Total	$551,806	$498,180	$1,111,751	$976,603

Long-lived assets consist of property, equipment and leasehold improvements, right of use assets and internally developed capitalized software, net of accumulated depreciation and amortization. The following table presents long-lived assets by geographic area on the dates indicated:

	As of
	June 30,	December 31,
	2022	2021
	(in thousands)
Long-lived assets
Americas:
United States	$176,146	$167,870
Other	12,656	13,480
Total Americas	188,802	181,350

EMEA:
United Kingdom	19,230	19,563
Other	25,831	34,240
Total EMEA	45,061	53,803

Asia & Australia:
Japan	791	1,150
Other	26,269	31,873
Total Asia & Australia	27,060	33,023

Total	$260,923	$268,176

13. SUBSEQUENT EVENTS

On July 25, 2022, the Board of Directors declared a quarterly cash dividend of $1.25 per share for the three months ending September 30, 2022 (“third quarter 2022”). The third quarter 2022 dividend is payable on August 31, 2022 to shareholders of record as of the close of trading on August 12, 2022.

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

As of June 30, 2022, we served over 6,5001 clients in more than 95 countries.

Our principal business model is generally to license annual, recurring subscriptions for the majority of our Index, Analytics and ESG and Climate products and services for a fee due in advance of the service period. Real Assets products are also licensed annually through subscriptions, which are generally recurring, for a fee which is paid in advance when products are generally delivered ratably over the subscription period or in arrears after the product is delivered. A portion of our fees comes from clients who use our indexes as the basis for index-linked investment products. Such fees are primarily based on a client’s assets under management (“AUM”), trading volumes and fee levels.

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

For the six months ended June 30, 2022, our largest client organization by revenue, BlackRock, accounted for 10.8% of our total revenues, with 95.5% of the revenue from BlackRock coming from fees based on the assets in BlackRock’s ETFs that are based on our indexes.

The discussion of our results of operations for the three and six months ended June 30, 2022 and 2021 are presented below. The results of operations for interim periods may not be indicative of future results.

[1]	Represents the aggregate of all related clients under their respective parent entity.

Results of Operations

 Operating Revenues

Our operating revenues are grouped by the following types: recurring subscriptions, asset-based fees and non-recurring. We also group operating revenues by major product or reportable segment as follows: Index, Analytics, ESG and Climate and All Other – Private Assets, which includes the Real Assets operating segment (formerly known as the Real Estate operating segment).

The following table presents operating revenues by type for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)
Recurring subscriptions	$407,049	$348,130	16.9%	$806,809	$685,862	17.6%
Asset-based fees	132,216	136,142	(2.9%)	277,269	262,848	5.5%
Non-recurring	12,541	13,908	(9.8%)	27,673	27,893	(0.8%)
Total operating revenues	$551,806	$498,180	10.8%	$1,111,751	$976,603	13.8%

Total operating revenues increased 10.8% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations individually, total operating revenues would have increased 6.8% and 12.4%, respectively.

Operating revenues from recurring subscriptions increased 16.9% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by strong growth in Index products, which increased $19.7 million, or 12.3%, strong growth in All Other – Private Assets products, which increased $17.7 million, or 109.5%, mainly reflecting the acquisition of RCA, and strong growth in ESG and Climate products, which increased $15.5 million, or 40.1%. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations, operating revenues from recurring subscriptions would have increased 13.4%.

Operating revenues from asset-based fees decreased 2.9% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, driven by a decline in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes, partially offset by an increase in revenues from exchange traded futures and options contracts linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes decreased by 5.2%, primarily driven by a decrease in average AUM and average basis point fees. Operating revenues from non-ETF indexed funds linked to MSCI indexes decreased by 7.0%, primarily driven by adjustments to revenue related to lower period over period client-reported AUM balances. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes increased 26.6%, driven by volume increases.

Total operating revenues increased 13.8% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Adjusting for the impact of acquisitions and foreign currency exchange rate fluctuations individually, total operating revenues would have increased 9.8% and 15.0%, respectively.

Operating revenues from recurring subscriptions increased 17.6% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by strong growth in Index products, which increased $39.0 million, or 12.4%, strong growth in All Other – Private Assets products, which increased $37.8 million, or 114.6%, mainly reflecting the acquisition of RCA, and strong growth in ESG and Climate products, which increased $31.9 million, or 43.9%. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations, operating revenues from recurring subscriptions would have increased 13.5%.

Operating revenues from asset-based fees increased 5.5% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, driven by growth in operating revenues from all index-linked investment product categories. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased by 7.7%, primarily driven by an increase in average AUM, partially offset by a decrease in average basis point fees. The increase in operating revenues from asset-based fees was also driven by a 18.1% increase in exchange traded futures and options contracts linked to MSCI indexes, driven by volume increases. Operating revenues from ETFs linked to MSCI equity indexes increased by 2.5%, primarily driven by an increase in average AUM, partially offset by a decrease in average basis point fees.

The following table presents the value of AUM in ETFs linked to MSCI equity indexes and the sequential change of such assets as of the end of each of the periods indicated:

	Period Ended
	2021				2022
(in billions)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
AUM in ETFs linked to MSCI equity indexes(1), (2)	$1,209.6	$1,336.2	$1,336.6	$1,451.6	$1,389.3	$1,189.5
Sequential Change in Value
Market Appreciation/(Depreciation)	$43.2	$73.7	$(30.7)	$56.5	$(89.7)	$(207.3)
Cash Inflows	62.8	52.9	31.1	58.5	27.4	7.5
Total Change	$106.0	$126.6	$0.4	$115.0	$(62.3)	$(199.8)

The following table presents the average value of AUM in ETFs linked to MSCI equity indexes for the periods indicated:

	2021				2022
(in billions)	March	June	September	December	March	June
AUM in ETFs linked to MSCI equity indexes(1), (2)
Quarterly average	$1,169.2	$1,292.4	$1,361.9	$1,414.8	$1,392.5	$1,285.4
Year-to-date average	$1,169.2	$1,230.8	$1,274.5	$1,309.6	$1,392.5	$1,338.9

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

The average value of AUM in ETFs linked to MSCI equity indexes for the three months ended June 30, 2022, was down $7.0 billion, or 0.5%, compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, it was up $108.1 billion, or 8.8%, compared to the six months ended June 30, 2021.

The following table presents operating revenues by reportable segment and revenue type for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)
Operating revenues:
Index
Recurring subscriptions	$179,711	$160,061	12.3%	$354,209	$315,178	12.4%
Asset-based fees	132,216	136,142	(2.9%)	277,269	262,848	5.5%
Non-recurring	9,022	9,760	(7.6%)	20,230	20,428	(1.0%)
Index total	320,949	305,963	4.9%	651,708	598,454	8.9%

Analytics
Recurring subscriptions	139,497	133,368	4.6%	277,296	265,040	4.6%
Non-recurring	2,187	2,534	(13.7%)	4,185	4,879	(14.2%)
Analytics total	141,684	135,902	4.3%	281,481	269,919	4.3%

ESG and Climate
Recurring subscriptions	54,037	38,567	40.1%	104,609	72,707	43.9%
Non-recurring	1,091	741	47.2%	2,548	1,351	88.6%
ESG and Climate total	55,128	39,308	40.2%	107,157	74,058	44.7%

All Other - Private Assets
Recurring subscriptions	33,804	16,134	109.5%	70,695	32,937	114.6%
Non-recurring	241	873	(72.4%)	710	1,235	(42.5%)
All Other - Private Assets total	34,045	17,007	100.2%	71,405	34,172	109.0%
Total operating revenues	$551,806	$498,180	10.8%	$1,111,751	$976,603	13.8%

Refer to the section titled “Segment Results” that follows for further discussion of segment revenues.

Operating Expenses

We group our operating expenses into the following activity categories:

•	Cost of revenues;
•	Selling and marketing;
•	Research and development (“R&D”);
•	General and administrative (“G&A”);
•	Amortization of intangible assets; and
•	Depreciation and amortization of property, equipment and leasehold improvements.

Costs are assigned to these activity categories based on the nature of the expense or, when not directly attributable, an estimated allocation based on the type of effort involved. Cost of revenues, selling and marketing, R&D and G&A all include both compensation as well as non-compensation related expenses.

The following table presents operating expenses by activity category for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)
Operating expenses:
Cost of revenues	$100,768	$87,327	15.4%	$203,539	$173,107	17.6%
Selling and marketing	61,073	58,191	5.0%	127,126	114,658	10.9%
Research and development	23,916	27,531	(13.1%)	52,238	52,393	(0.3%)
General and administrative	36,724	30,182	21.7%	82,291	64,910	26.8%
Amortization of intangible assets	22,179	30,396	(27.0%)	43,899	45,464	(3.4%)
Depreciation and amortization of property, equipment and leasehold improvements	6,765	7,020	(3.6%)	13,299	14,163	(6.1%)
Total operating expenses	$251,425	$240,647	4.5%	$522,392	$464,695	12.4%

Total operating expenses increased 4.5% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 8.4%.

Total operating expenses increased 12.4% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Adjusting for the impact of foreign currency exchange rate fluctuations, the increase would have been 15.4%.

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

Cost of revenues increased 15.4% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by increases across the All Other – Private Assets, ESG and Climate, and Index reportable segments. The change was driven by increases in non-compensation costs, primarily relating to higher information technology costs, market data costs and professional fees, as well as higher compensation and benefits costs, primarily reflecting higher wages and salaries as a result of increased headcount.

Cost of revenues increased 17.6% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, reflecting increases across all reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and benefits costs as a result of increased headcount as well as higher non-compensation costs, primarily reflecting higher information technology costs, professional fees and market data costs.

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

Selling and marketing expenses increased 5.0% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, reflecting increases across the All Other – Private Assets and ESG and Climate reportable segments, partially offset by decreases in the Analytics and Index reportable segments. The change was primarily driven by increases in non-compensation costs, primarily relating to higher marketing costs and travel and entertainment costs, as well as higher compensation and benefits costs, primarily reflecting higher wages and salaries and benefits costs driven by increased headcount, partially offset by lower incentive compensation.

Selling and marketing expenses increased 10.9% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by increases across the All Other – Private Assets and ESG and Climate reportable segments. The change was primarily driven by increases in compensation and benefits costs, primarily relating to higher wages and salaries and benefits costs, driven by increased headcount, partially offset by lower severance costs. The change was also driven by higher non-compensation costs, primarily reflecting higher marketing costs and travel and entertainment costs.

Research and Development

R&D expenses consist of costs to develop new or enhance existing products and the costs to develop new or enhanced technologies and service platforms for the delivery of our products and services and primarily include the costs of development, research, product management, project management and the technology support directly associated with these activities.

R&D expenses decreased 13.1% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by increased capitalization of expenses related to internally developed software projects and lower incentive compensation costs, partially offset by higher wages and salaries driven by headcount increases, as well as higher non-compensation costs, reflecting increased information technology costs. Taking into consideration investments eligible for capitalization, R&D spending increased across the All Other – Private Assets, Index and ESG and Climate reportable segments.

R&D expenses decreased 0.3% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by increased capitalization of expenses related to internally developed software projects. The decrease was partially offset by higher wages and salaries and benefits costs, driven by headcount increases, as well as higher non-compensation costs, reflecting increased information technology costs. Taking into consideration investments eligible for capitalization, R&D spending increased across the All Other– Private Assets, Index and ESG and Climate reportable segments.

General and Administrative

G&A expenses consist of costs primarily related to finance operations, human resources, office of the CEO, legal, corporate technology, corporate development and certain other administrative costs that are not directly attributed, but are instead allocated, to a product or service.

G&A expenses increased 21.7% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by increases in the All Other – Private Assets and Index reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher severance costs as well as higher benefits costs and wages and salaries driven by increased headcount. The increase was also driven by higher non-recurring transaction and integration costs related to the acquisition of RCA and non-compensation costs, primarily driven by higher professional fees.

G&A expenses increased 26.8% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by increases across the All Other – Private Assets, Index and ESG and Climate reportable segments. The change was driven by increases in compensation and benefits costs, primarily relating to higher stock-based compensation expense, wages and salaries and benefits costs, driven by increased headcount, and severance costs. The increase was also driven by higher non-recurring transaction and integration costs related to the acquisition of RCA and non-compensation costs, primarily driven by higher professional fees.

The following table presents operating expenses using compensation and non-compensation categories, rather than using activity categories, for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)
Compensation and benefits	$154,242	$148,180	4.1%	$334,080	$299,697	11.5%
Non-compensation expenses	68,239	55,051	24.0%	131,114	105,371	24.4%
Amortization of intangible assets	22,179	30,396	(27.0%)	43,899	45,464	(3.4%)
Depreciation and amortization of property, equipment and leasehold improvements	6,765	7,020	(3.6%)	13,299	14,163	(6.1%)
Total operating expenses	$251,425	$240,647	4.5%	$522,392	$464,695	12.4%

Compensation and Benefits

Compensation and benefits costs increased 4.1% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, the increase was 11.5% compared to the six months ended June 30, 2021. The increase in both the three and six months ended June 30, 2022 was primarily driven by headcount growth across all spending categories. We had 4,513 employees as of June 30, 2022, compared to 3,910 employees as of June 30, 2021, reflecting a 15.4% growth in the number of employees. Continued growth of our emerging market centers around the world is an important factor in our ability to manage and control the growth of our compensation and benefits costs. As of June 30, 2022, 64.1% of our employees were located in emerging market centers compared to 65.9% as of June 30, 2021. Adjusting for the impact of foreign currency exchange rate fluctuations, compensation and benefits costs would have increased by 9.4% and 15.4%, respectively, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

A significant portion of the incentive compensation component of operating expenses is based on the achievement of a number of financial and operating metrics. In a scenario where operating revenue growth and profitability moderate, incentive compensation would be expected to decrease accordingly.

Non-Compensation Expenses

Non-compensation expenses increased 24.0% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by higher information technology costs, professional fees, market data costs and non-recurring transaction and integration costs related to the acquisition of RCA.

Non-compensation expenses increased 24.4% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by higher information technology costs, professional fees, market data costs and non-recurring transaction and integration costs related to the acquisition of RCA.

Fixed costs constitute a significant portion of the non-compensation component of operating expenses. The discretionary non-compensation component of operating expenses could, however, be reduced in the near-term in a scenario where operating revenue growth moderates.

Amortization of Intangible Assets

Amortization of intangible assets expense relates to definite-lived intangible assets arising from past acquisitions and capitalization of internally developed software projects recognized over their estimated useful lives. Amortization of intangible assets expense decreased 27.0% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was primarily driven by the absence of intangible assets write-off costs, partially offset by additional amortization recognized on acquired intangible assets following the acquisition of RCA.

Amortization of intangible assets expense decreased 3.4% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the absence of intangible assets write-off costs, partially offset by additional amortization recognized on acquired intangible assets following the acquisition of RCA.

Depreciation and Amortization of Property, Equipment and Leasehold Improvements

Depreciation and amortization of property, equipment and leasehold improvements consists of expenses related to depreciating or amortizing the cost of computer and related equipment, leasehold improvements, software and furniture and fixtures over the estimated useful life of the assets. Depreciation and amortization of property, equipment and leasehold improvements remained relatively flat for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively.

Other Expense (Income), Net

The following table shows our other expense (income), net for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)
Interest income	$(924)	$(347)	(166.3%)	$(1,222)	$(733)	(66.7%)
Interest expense	41,085	39,557	3.9%	81,799	77,141	6.0%
Other expense (income)	188	22,628	(99.2%)	(193)	23,777	(100.8%)
Total other expense (income), net	$40,349	$61,838	(34.8%)	$80,384	$100,185	(19.8%)

Other expense (income), net decreased 34.8% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and 19.8% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decreases in net expenses were primarily driven by the absence of debt extinguishment costs, partially offset by higher interest expense associated with higher average outstanding debt balances.

Income Taxes

The following table shows our income tax provision and effective tax rate for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)
Provision for income taxes	49,445	30,272	63.3%	69,965	49,481	41.4%
Effective tax rate	19.0%	15.5%	22.6%	13.7%	12.0%	14.2%

The effective tax rate of 19.0% for the three months ended June 30, 2022 reflects the Company’s estimate of the effective tax rate for the period. The level of discrete items was not impactful to the effective tax rate for the period.

The effective tax rate of 15.5% for the three months ended June 30, 2021 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $11.9 million, primarily related to the $5.6 million tax impact of loss on debt extinguishment recognized during the period with respect to the redemption of the 2026 Senior Notes. Also included in the discrete items is a $2.3 million benefit related to the revaluation of deferred taxes as a result of the enactment of an increase in the UK corporate tax rate, a $2.1 million benefit related to the filing of prior year refund claims, $1.0 million of excess tax benefits recognized on share-based compensation vested during the period and $0.9 million of tax benefits related to other prior year items.

The effective tax rate of 13.7% for the six months ended June 30, 2022 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $27.2 million, primarily related to $28.3 million of excess tax benefits recognized on share-based compensation vested during the period.

The effective tax rate of 12.0% for the six months ended June 30, 2021 reflects the Company’s estimate of the effective tax rate for the period and was impacted by certain favorable discrete items totaling $34.2 million, primarily related to $21.4 million of excess tax benefits recognized on share-based compensation vested during the period and $5.6 million related to the tax impact of loss on debt extinguishment recognized during the period with respect to the redemption of the 2026 Senior Notes. Also included in the discrete items is a $2.3 million benefit related to the revaluation of deferred taxes as a result of the enactment of an increase in the UK corporate tax rate, a $2.1 million benefit related to the filing of prior year refund claims and $2.8 million of tax benefits related to other prior year items.

Net Income

The following table shows our net income for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)
Net income	$210,587	$165,423	27.3%	$439,010	$362,242	21.2%

As a result of the factors described above, net income increased 27.3% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and increased 21.2% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Weighted Average Shares and Common Shares Outstanding

The following table shows our weighted average shares outstanding for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)
Weighted average shares outstanding:
Basic	80,923	82,454	(1.9%)	81,255	82,546	(1.6%)
Diluted	81,295	83,295	(2.4%)	81,789	83,393	(1.9%)

The following table shows our common shares outstanding for the periods indicated:

	As of
	June 30,	December 31,
	2022	2021	% Change
	(in thousands)
Common shares outstanding	80,496	82,439	(2.4%)

The decrease in weighted average shares and common shares outstanding primarily reflects the impact of share repurchases made pursuant to the stock repurchase program.

Adjusted EBITDA

“Adjusted EBITDA,” a non-GAAP measure used by management to assess operating performance, is defined as net income before (1) provision for income taxes, (2) other expense (income), net, (3) depreciation and amortization of property, equipment and leasehold improvements, (4) amortization of intangible assets and, at times, (5) certain other transactions or adjustments, including, when applicable, impairment related to sublease of leased property and certain non-recurring acquisition-related integration and transaction costs.

“Adjusted EBITDA expenses,” a non-GAAP measure used by management to assess operating performance, is defined as operating expenses less depreciation and amortization of property, equipment and leasehold improvements and amortization of intangible assets and, at times, certain other transactions or adjustments, including, when applicable, impairment related to sublease of leased property and certain non-recurring acquisition-related integration and transaction costs.

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

The following table presents the calculation of the non-GAAP Adjusted EBITDA measure for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)
Operating revenues	$551,806	$498,180	10.8%	$1,111,751	$976,603	13.8%
Adjusted EBITDA expenses	220,662	203,231	8.6%	462,063	405,068	14.1%
Adjusted EBITDA	$331,144	$294,949	12.3%	$649,688	$571,535	13.7%
Adjusted EBITDA margin %	60.0%	59.2%		58.4%	58.5%
Operating margin %	54.4%	51.7%		53.0%	52.4%

The change in Adjusted EBITDA margin reflects changes in the rate of growth of Adjusted EBITDA expenses as compared to the rate of growth of operating revenues, driven by the factors previously described.

Reconciliation of Adjusted EBITDA to Net Income and Adjusted EBITDA Expenses to Operating Expenses

The following table presents the reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)
Index Adjusted EBITDA	$245,170	$233,468	5.0%	$491,045	$453,347	8.3%
Analytics Adjusted EBITDA	62,961	49,814	26.4%	113,850	95,545	19.2%
ESG and Climate Adjusted EBITDA	14,332	5,720	150.6%	26,424	10,765	145.5%
All Other - Private Assets Adjusted EBITDA	8,681	5,947	46.0%	18,369	11,878	54.6%
Consolidated Adjusted EBITDA	331,144	294,949	12.3%	649,688	571,535	13.7%
Amortization of intangible assets	22,179	30,396	(27.0%)	43,899	45,464	(3.4%)
Depreciation and amortization of property, equipment and leasehold improvements	6,765	7,020	(3.6%)	13,299	14,163	(6.1%)
Acquisition-related integration and transaction costs (1)	1,819	—	n/a	3,131	—	n/a
Operating income	300,381	257,533	16.6%	589,359	511,908	15.1%
Other expense (income), net	40,349	61,838	(34.8%)	80,384	100,185	(19.8%)
Provision for income taxes	49,445	30,272	63.3%	69,965	49,481	41.4%
Net income	$210,587	$165,423	27.3%	$439,010	$362,242	21.2%

(1)

Incremental and non-recurring costs attributable to acquisitions directly related to the execution of the transaction and integration of the acquired business that have occurred no later than 12 months after the close of the transaction.

The following table presents the reconciliation of Adjusted EBITDA expenses to operating expenses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)
Index Adjusted EBITDA expenses	$75,779	$72,495	4.5%	$160,663	$145,107	10.7%
Analytics Adjusted EBITDA expenses	78,723	86,088	(8.6%)	167,631	174,374	(3.9%)
ESG and Climate Adjusted EBITDA expenses	40,796	33,588	21.5%	80,733	63,293	27.6%
All Other - Private Assets Adjusted EBITDA expenses	25,364	11,060	129.3%	53,036	22,294	137.9%
Consolidated Adjusted EBITDA expenses	220,662	203,231	8.6%	462,063	405,068	14.1%
Amortization of intangible assets	22,179	30,396	(27.0%)	43,899	45,464	(3.4%)
Depreciation and amortization of property, equipment and leasehold improvements	6,765	7,020	(3.6%)	13,299	14,163	(6.1%)
Acquisition-related integration and transaction costs (1)	1,819	—	n/a	3,131	—	n/a
Total operating expenses	$251,425	$240,647	4.5%	$522,392	$464,695	12.4%

(1)

Incremental and non-recurring costs attributable to acquisitions directly related to the execution of the transaction and integration of the acquired business that have occurred no later than 12 months after the close of the transaction.

The discussion of the segment results is presented below.

Segment Results

Index Segment

The following table presents the results for the Index segment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$179,711	$160,061	12.3%	$354,209	$315,178	12.4%
Asset-based fees	132,216	136,142	(2.9%)	277,269	262,848	5.5%
Non-recurring	9,022	9,760	(7.6%)	20,230	20,428	(1.0%)
Operating revenues total	320,949	305,963	4.9%	651,708	598,454	8.9%
Adjusted EBITDA expenses	75,779	72,495	4.5%	160,663	145,107	10.7%
Adjusted EBITDA	$245,170	$233,468	5.0%	$491,045	$453,347	8.3%
Adjusted EBITDA margin %	76.4%	76.3%		75.3%	75.8%

Index operating revenues increased 4.9% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by growth from recurring subscriptions, partially offset by a decline in asset-based fees. Adjusting for the impact of foreign currency exchange rate fluctuations, Index operating revenues would have increased 5.3%.

Operating revenues from recurring subscriptions increased 12.3% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by strong growth from both market cap-weighted and factor, ESG and climate Index products.

Operating revenues from asset-based fees decreased 2.9% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, driven by a decline in revenues from ETFs linked to MSCI equity indexes and non-ETF indexed funds linked to MSCI indexes, partially offset by an increase in revenues from exchange traded futures and options contracts linked to MSCI indexes. Operating revenues from ETFs linked to MSCI equity indexes decreased by 5.2%, primarily driven by a decrease in average AUM and average basis point fees. Operating revenues from non-ETF indexed funds linked to MSCI indexes decreased by 7.0%, primarily driven by adjustments to revenue related to lower period over period client-reported AUM balances. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes increased 26.6%, driven by volume increases.

Index segment Adjusted EBITDA expenses increased 4.5% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, reflecting higher non-compensation expenses to support growth across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 8.7%.

Index operating revenues increased 8.9% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by growth from recurring subscriptions and asset-based fees. Adjusting for the impact of foreign currency exchange rate fluctuations, Index operating revenues would have increased 9.2%.

Operating revenues from recurring subscriptions increased 12.4% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by strong growth from both market cap-weighted and factor, ESG and climate Index products.

Operating revenues from asset-based fees increased 5.5% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, driven by growth in operating revenues from all index-linked investment product categories. Operating revenues from non-ETF indexed funds linked to MSCI indexes increased by 7.7%, primarily driven by an increase in average AUM, partially offset by a decrease in average basis point fees. Operating revenues from exchange traded futures and options contracts linked to MSCI indexes increased by 18.1%, driven by volume increases. Operating revenues from ETFs linked to MSCI equity indexes increased by 2.5%, primarily driven by an increase in average AUM, partially offset by a decrease in average basis point fees.

Index segment Adjusted EBITDA expenses increased 10.7% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, reflecting higher compensation and non-compensation expenses to support growth across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, Index segment Adjusted EBITDA expenses would have increased by 13.8%.

Analytics Segment

The following table presents the results for the Analytics segment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$139,497	$133,368	4.6%	$277,296	$265,040	4.6%
Non-recurring	2,187	2,534	(13.7%)	4,185	4,879	(14.2%)
Operating revenues total	141,684	135,902	4.3%	281,481	269,919	4.3%
Adjusted EBITDA expenses	78,723	86,088	(8.6%)	167,631	174,374	(3.9%)
Adjusted EBITDA	$62,961	$49,814	26.4%	$113,850	$95,545	19.2%
Adjusted EBITDA margin %	44.4%	36.7%		40.4%	35.4%

Analytics operating revenues increased 4.3% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by growth from recurring subscriptions related to Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 5.2%.

Analytics segment Adjusted EBITDA expenses decreased 8.6% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, reflecting lower compensation expenses across all expense activity categories, driven by lower incentive compensation, and increased capitalization of expenses related to internally developed software projects. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have decreased 5.3%.

Analytics operating revenues increased 4.3% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by growth from recurring subscriptions related to Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics operating revenues would have increased 5.0%.

Analytics segment Adjusted EBITDA expenses decreased 3.9% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, reflecting increased capitalization of expenses related to internally developed software projects and lower compensation expenses across all expense activity categories, driven by lower incentive compensation. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics segment Adjusted EBITDA expenses would have decreased 1.5%.

ESG and Climate Segment

The following table presents the results for the ESG and Climate segment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$54,037	$38,567	40.1%	$104,609	$72,707	43.9%
Non-recurring	1,091	741	47.2%	2,548	1,351	88.6%
Operating revenues total	55,128	39,308	40.2%	107,157	74,058	44.7%
Adjusted EBITDA expenses	40,796	33,588	21.5%	80,733	63,293	27.6%
Adjusted EBITDA	$14,332	$5,720	150.6%	$26,424	$10,765	145.5%
Adjusted EBITDA margin %	26.0%	14.6%		24.7%	14.5%

ESG and Climate operating revenues increased 40.2% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by strong growth from recurring subscriptions related to Ratings, Climate and Screening products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 50.0%.

ESG and Climate segment Adjusted EBITDA expenses increased 21.5% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, reflecting higher compensation and non-compensation expenses to support growth, reflected across the cost of revenues, selling and marketing and G&A expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 26.6%.

ESG and Climate operating revenues increased 44.7% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by strong growth from recurring subscriptions related to Ratings, Climate and Screening products. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate operating revenues would have increased 51.2%.

ESG and Climate segment Adjusted EBITDA expenses increased 27.6% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, reflecting higher compensation and non-compensation expenses to support growth, reflected across all expense activity categories. Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate segment Adjusted EBITDA expenses would have increased 31.6%.

All Other – Private Assets Segment

The following table presents the results for the All Other – Private Assets segment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)
Operating revenues:
Recurring subscriptions	$33,804	$16,134	109.5%	$70,695	$32,937	114.6%
Non-recurring	241	873	(72.4%)	710	1,235	(42.5%)
Operating revenues total	34,045	17,007	100.2%	71,405	34,172	109.0%
Adjusted EBITDA expenses	25,364	11,060	129.3%	53,036	22,294	137.9%
Adjusted EBITDA	$8,681	$5,947	46.0%	$18,369	$11,878	54.6%
Adjusted EBITDA margin %	25.5%	35.0%		25.7%	34.8%

All Other – Private Assets operating revenues increased 100.2% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by revenues attributable to the acquisition of RCA, partially offset by decreased recurring subscriptions revenues related to Enterprise Analytics products and unfavorable foreign currency exchange rate fluctuations. Adjusting for both the impact of the acquisition and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have decreased 5.5%. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations individually, All Other – Private Assets operating revenues would have decreased 13.5% and increased 111.9%, respectively.

All Other – Private Assets segment Adjusted EBITDA expenses increased 129.3% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by the acquisition of RCA. All Other - Private Assets segment Adjusted EBITDA expenses would have increased 1.8% when excluding the impact of acquisitions and increased 142.9% when excluding the impact of foreign currency exchange rate fluctuations.

All Other – Private Assets operating revenues increased 109.0% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by revenues attributable to the acquisition of RCA, partially offset by unfavorable foreign currency exchange rate fluctuations. Adjusting for both the impact of the acquisition and foreign currency exchange rate fluctuations, All Other – Private Assets operating revenues would have increased 3.1%. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations individually, All Other – Private Assets operating revenues would have decreased 3.7% and increased 118.8%, respectively.

All Other – Private Assets segment Adjusted EBITDA expenses increased 137.9% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the acquisition of RCA. All Other - Private Assets segment Adjusted EBITDA expenses would have increased 5.9% when excluding the impact of acquisitions and increased 148.4% when excluding the impact of foreign currency exchange rate fluctuations.

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

•	fluctuations in fees based on trading volumes of futures and options contracts linked to our indexes;
•	fluctuations in the number of hedge funds for which we provide investment information and risk analysis to hedge fund investors;
•	price changes or discounts;
•	revenue recognition differences under U.S. GAAP, including those related to the timing of implementation and report deliveries for certain of our products and services;
•	fluctuations in foreign currency exchange rates; and
•	the impact of acquisitions and divestitures.

The following table presents Run Rates by reportable segment as of the dates indicated and the growth percentages over the periods indicated:

	As of
	June 30,	June 30,	%
	2022	2021	Change
	(in thousands)
Index:
Recurring subscriptions	$732,081	$653,448	12.0%
Asset-based fees	520,092	539,984	(3.7%)
Index total	1,252,173	1,193,432	4.9%

Analytics	592,043	563,938	5.0%

ESG and Climate	231,222	164,092	40.9%

All Other - Private Assets	137,713	58,088	137.1%

Total Run Rate	$2,213,151	$1,979,550	11.8%

Recurring subscriptions total	$1,693,059	$1,439,566	17.6%
Asset-based fees	520,092	539,984	(3.7%)
Total Run Rate	$2,213,151	$1,979,550	11.8%

Total Run Rate increased 11.8%, driven by an 17.6% increase from recurring subscriptions, partially offset by a 3.7% decrease from asset-based fees. Adjusting for the impact of the acquisition of RCA and foreign currency exchange rate fluctuations individually, recurring subscriptions Run Rate would have increased 12.1% and 19.8%, respectively.

Run Rate from Index recurring subscriptions increased 12.0%, primarily driven by strong growth from market cap-weighted, factor, ESG and climate, and custom and specialized Index products, and the increase reflected growth across all regions and client segments.

Run Rate from Index asset-based fees decreased 3.7%, primarily driven by lower AUM in ETFs linked to MSCI equity indexes and a 0.1 average basis point fee decrease in ETFs, partially offset by higher exchange traded futures and options volume and higher AUM in non-ETF indexed funds linked to MSCI indexes.

Run Rate from Analytics products increased 5.0%, primarily driven by growth in both Multi-Asset Class and Equity Analytics products. Adjusting for the impact of foreign currency exchange rate fluctuations, Analytics Run Rate would have increased 7.4%.

Run Rate from ESG and Climate products increased 40.9%, driven by strong growth in Ratings, Climate and Screening products.  Adjusting for the impact of foreign currency exchange rate fluctuations, ESG and Climate Run Rate would have increased 47.2%.

Run Rate from All Other - Private Assets increased 137.1%, primarily driven by the acquisition of RCA and growth in Climate Value-at-Risk and Global Intel products, partially offset by unfavorable foreign currency exchange rate fluctuations. Adjusting for both the impact of the acquisition and foreign currency exchange rate fluctuations, All Other - Private Assets Run Rate would have increased 8.7%. Adjusting for the impact of the acquisition and foreign currency exchange rate fluctuations individually, All Other - Private Assets Run Rate would have increased 0.8% and 149.8%, respectively.

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

The following table presents our recurring subscription sales, cancellations and non-recurring sales by reportable segment for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	%	June 30,	June 30,	%
	2022	2021	Change	2022	2021	Change
	(in thousands)
New recurring subscription sales
Index	$27,946	$25,635	9.0%	$50,363	$46,491	8.3%
Analytics	18,754	16,282	15.2%	32,823	28,492	15.2%
ESG and Climate	22,205	17,756	25.1%	41,347	29,396	40.7%
All Other - Private Assets	5,713	1,860	207.2%	11,272	3,544	218.1%
New recurring subscription sales total	74,618	61,533	21.3%	135,805	107,923	25.8%

Subscription cancellations
Index	(7,161)	(6,791)	5.4%	(13,081)	(11,989)	9.1%
Analytics	(8,366)	(10,096)	(17.1%)	(16,494)	(15,975)	3.2%
ESG and Climate	(1,369)	(1,246)	9.9%	(2,012)	(2,298)	(12.4%)
All Other - Private Assets	(1,358)	(887)	53.1%	(3,336)	(1,585)	110.5%
Subscription cancellations total	(18,254)	(19,020)	(4.0%)	(34,923)	(31,847)	9.7%

Net new recurring subscription sales
Index	20,785	18,844	10.3%	37,282	34,502	8.1%
Analytics	10,388	6,186	67.9%	16,329	12,517	30.5%
ESG and Climate	20,836	16,510	26.2%	39,335	27,098	45.2%
All Other - Private Assets	4,355	973	347.6%	7,936	1,959	305.1%
Net new recurring subscription sales total	56,364	42,513	32.6%	100,882	76,076	32.6%

Non-recurring sales
Index	14,267	10,769	32.5%	27,982	21,974	27.3%
Analytics	2,418	2,773	(12.8%)	5,907	5,746	2.8%
ESG and Climate	870	1,140	(23.7%)	2,178	1,837	18.6%
All Other - Private Assets	455	185	145.9%	607	1,071	(43.3%)
Non-recurring sales total	18,010	14,867	21.1%	36,674	30,628	19.7%

Gross sales
Index	$42,213	$36,404	16.0%	$78,345	$68,465	14.4%
Analytics	21,172	19,055	11.1%	38,730	34,238	13.1%
ESG and Climate	23,075	18,896	22.1%	43,525	31,233	39.4%
All Other - Private Assets	6,168	2,045	201.6%	11,879	4,615	157.4%
Total gross sales	$92,628	$76,400	21.2%	$172,479	$138,551	24.5%

Net sales
Index	$35,052	$29,613	18.4%	$65,264	$56,476	15.6%
Analytics	12,806	8,959	42.9%	22,236	18,263	21.8%
ESG and Climate	21,706	17,650	23.0%	41,513	28,935	43.5%
All Other - Private Assets	4,810	1,158	315.4%	8,543	3,030	181.9%
Total net sales	$74,374	$57,380	29.6%	$137,556	$106,704	28.9%

A significant portion of MSCI's operating revenues are derived from subscriptions or licenses of products and services, which are provided over contractually-agreed periods of time that are subject to renewal or cancellation at the end of current contract terms.

Retention Rate

The following table presents our Retention Rate by reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Index	95.9%	95.6%	96.2%	96.1%
Analytics	94.3%	92.7%	94.4%	94.2%
ESG and Climate	97.3%	96.4%	98.0%	96.7%
All Other - Private Assets (1)	96.0%	93.7%	95.1%	94.4%

Total	95.5%	94.4%	95.7%	95.3%

(1)

Includes RCA’s Run Rate for the current-year period. Retention rate for All Other – Private Assets excluding the impact of RCA was 97.1% and 95.8% for the three and six months ended June 30, 2022, respectively.

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

Retention Rate is computed by operating segment on a product/service-by-product/service basis. In general, if a client reduces the number of products or services to which it subscribes within a segment, or switches between products or services within a segment, we treat it as a cancellation for purposes of calculating our Retention Rate except in the case of a product or service switch that management considers to be a replacement product or service. In those replacement cases, only the net change to the client subscription, if a decrease, is reported as a cancel. In the Analytics and the ESG and Climate operating segments, substantially all product or service switches are treated as replacement products or services and netted in this manner, while in our Index and Real Assets operating segments, product or service switches that are treated as replacement products or services and receive netting treatment occur only in certain limited instances. In addition, we treat any reduction in fees resulting from a down-sell of the same product or service as a cancellation to the extent of the reduction. We do not calculate Retention Rate for that portion of our Run Rate attributable to assets in index-linked investment products or futures and options contracts, in each case, linked to our indexes.

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

Senior Notes and Credit Agreement

As of June 30, 2022, we had an aggregate of $4,200 million in Senior Notes outstanding. In addition, under the Credit Agreement, we had as of June 30, 2022: (i) an aggregate of $350 million in Tranche A Term Loans outstanding under the TLA Facility and (ii) $500 million of undrawn borrowing capacity under the revolving credit facility. See Note 8, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included herein for additional information on our outstanding indebtedness and revolving credit facility.

The Senior Notes and the Credit Agreement are fully and unconditionally, and jointly and severally, guaranteed by our direct or indirect wholly owned domestic subsidiaries that account for more than 5% of our and our subsidiaries’ consolidated assets, other than certain excluded subsidiaries (the “subsidiary guarantors”). Amounts due under the Credit Agreement are our and the subsidiary guarantors’ senior unsecured obligations and rank equally with the Senior Notes and any of our other unsecured, unsubordinated debt, senior to any of our subordinated debt and effectively subordinated to our secured debt to the extent of the assets securing such debt.

The indentures governing our Senior Notes (the “Indentures”) among us, each of the subsidiary guarantors, and Computershare, National Association, as trustee and successor to Wells Fargo Bank, National Association, contain covenants that limit our and certain of our subsidiaries’ ability to, among other things, incur liens, enter into sale/leaseback transactions and consolidate, merge or sell all or substantially all of our assets. In addition, the Indentures restrict our non-guarantor subsidiaries’ ability to create, assume, incur or guarantee additional indebtedness without such non-guarantor subsidiaries guaranteeing the Senior Notes on a pari passu basis.

The Credit Agreement contains affirmative and restrictive covenants that, among other things, limit our ability and/or the ability of our existing or future subsidiaries to:

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

The Credit Agreement and the Indentures also contain customary events of default, including those relating to non-payment, breach of representations, warranties or covenants, cross-default and cross-acceleration, and bankruptcy and insolvency events, and, in the case of the Credit Agreement, invalidity or impairment of loan documentation, change of control and customary ERISA defaults in addition to the foregoing. None of the restrictions above are expected to impact our ability to effectively operate the business.

The Credit Agreement also requires us and our subsidiaries to achieve financial and operating results sufficient to maintain compliance with the following financial ratios on a consolidated basis through the termination of the Credit Agreement: (1) the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis not to exceed 4.25:1.00 (or 4.50:1.00 for two fiscal quarters following a material acquisition) and (2) the minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) measured quarterly on a rolling four-quarter basis of at least 4.00:1.00. As of June 30, 2022, our Consolidated Leverage Ratio was 3.23:1.00 and our Consolidated Interest Coverage Ratio was 8.74:1.00.

Our non-guarantor subsidiaries under the Senior Notes and the Credit Agreement consist of: (i) domestic subsidiaries of the Company that account for 5% or less of consolidated assets of the Company and its subsidiaries and (ii) any foreign or domestic subsidiary of the Company that is deemed to be a controlled foreign corporation within the meaning of Section 957 of the Internal Revenue Code of 1986, as amended. Our non-guarantor subsidiaries accounted for approximately $1,318.0 million, or 60.5%, of our total revenue for the trailing 12 months ended June 30, 2022, approximately $494.1 million, or 43.0%, of our consolidated operating income for the trailing 12 months ended June 30, 2022, and approximately $949.5 million, or 19.6%, of our consolidated total assets (excluding intercompany assets) and $762.0 million, or 13.0%, of our consolidated total liabilities, in each case as of June 30, 2022.

Share Repurchases

The following table provides information with respect to repurchases of the Company’s common stock pursuant to open market repurchases:

Six Months Ended	Average Price Paid Per Share	Total Number of Shares Repurchased	Dollar Value of Shares Repurchased
		(in thousands)
June 30, 2022	$480.68	2,184	$1,049,651
June 30, 2021	$407.70	330	$134,340

As of June 30, 2022, there was $539.5 million of available authorization remaining under the 2020 Repurchase Program.

Cash Dividend

On July 25, 2022, the Board of Directors declared a quarterly cash dividend of $1.25 per share for the three months ending September 30, 2022. This reflects an increase of 20.2% over the quarterly cash dividend declared for the three months ended June 30, 2022. The third quarter 2022 dividend is payable on August 31, 2022 to shareholders of record as of the close of trading on August 12, 2022.

Cash Flows

 The following table presents the Company’s cash and cash equivalents as of the dates indicated:

	As of
	June 30,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$842,300	$1,421,449

We typically seek to maintain minimum cash balances globally of approximately $200.0 million to $250.0 million for general operating purposes. As of June 30, 2022 and December 31, 2021, $319.2 million and $542.2 million, respectively, of the Company’s cash and cash equivalents were held by foreign subsidiaries. Repatriation of some foreign cash may be subject to certain withholding taxes in local jurisdictions and other distribution restrictions. We believe the global cash and cash equivalent balances that are maintained will be available to meet our global needs whether for general corporate purposes or other needs, including acquisitions or expansion of our products.

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

Net Cash Provided by (Used In) Operating, Investing and Financing Activities

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$456,873	$440,514
Net cash used in investing activities	(34,413)	(22,321)
Net cash (used in) provided by financing activities	(982,936)	256,858
Effect of exchange rate changes	(18,673)	(3,570)
Net (decrease) increase in cash	$(579,149)	$671,481

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

Cash Flows From Investing Activities

The year-over-year change was primarily driven by increased capitalized software development costs.

Cash Flows From Financing Activities

The year-over-year change was primarily driven by the impact of higher share repurchases and less proceeds from borrowings, partially offset by lower repayments on debt.

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

We generally invoice our clients in U.S. dollars; however, we invoice a portion of our clients in Euros, British pounds sterling, Japanese yen and a limited number of other non-U.S. dollar currencies. For the six months ended June 30, 2022 and 2021, 15.8% and 15.3%, respectively, of our revenues are subject to foreign currency exchange rate risk and primarily included clients billed in foreign currency as well as U.S. dollar exposures on non-U.S. dollar foreign operating entities. Of the 15.8% of non-U.S. dollar exposure for the six months ended June 30, 2022, 40.5% was in Euros, 29.0% was in British pounds sterling and 19.9% was in Japanese yen. Of the 15.3% of non-U.S. dollar exposure for the six months ended June 30, 2021, 42.5% was in Euros, 25.3% was in British pounds sterling and 24.3% was in Japanese yen.

Revenues from asset-based fees represented 24.9% and 26.9% of operating revenues for the six months ended June 30, 2022 and 2021, respectively. While a substantial portion of our asset-based fees are invoiced in U.S. dollars, the fees are based on the assets in investment products, of which approximately three-fifths are invested in securities denominated in currencies other than the U.S. dollar. Accordingly, declines in such other currencies against the U.S. dollar will decrease the fees payable to us under such licenses. In addition, declines in such currencies against the U.S. dollar could impact the attractiveness of such investment products resulting in net fund outflows, which would further reduce the fees payable under such licenses.

We are exposed to additional foreign currency risk in certain of our operating costs. Approximately 43.3% and 42.0% of our operating expenses for the six months ended June 30, 2022 and 2021, respectively, were denominated in foreign currencies, the significant majority of which were denominated in British pounds sterling, Indian rupees, Euros, Hungarian forints, Swiss francs and Mexican pesos.

We have certain monetary assets and liabilities denominated in currencies other than local functional amounts and when these balances are remeasured into their local functional currency, either a gain or a loss results from the change of the value of the functional currency as compared to the originating currencies. We manage foreign currency exchange rate risk, in part, through the use of derivative financial instruments comprised principally of forward contracts on foreign currency which are not designated as hedging instruments for accounting purposes. The objective of the derivative instruments is to minimize the impact on the income statement of the volatility of amounts denominated in certain foreign currencies. We recognized total foreign currency exchange gains of $2.4 million and losses of $0.5 million for the six months ended June 30, 2022 and 2021, respectively.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2022, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2021 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

There have been no material changes to the significant risk factors and uncertainties known to the Company and disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2021, as amended by the revisions disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2022, that, if they were to materialize or occur, would, individually or in the aggregate, have a material effect on MSCI’s business, operating results, financial condition or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended June 30, 2022.

The table below presents information with respect to purchases made by or on behalf of the Company of its shares of common stock during the three months ended June 30, 2022.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2022-April 30, 2022	45,718	$486.73	45,455	$794,417,000
May 1, 2022-May 31, 2022	374,392	$401.96	364,731	$647,722,000
June 1, 2022-June 30, 2022	276,085	$393.01	275,336	$539,548,000
Total	696,195	$403.98	685,522	$539,548,000

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

(2)	See Note 10, “Shareholders’ Equity (Deficit),” of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding our stock repurchase program.

Item 6.	Exhibits

EXHIBIT INDEX

	Exhibit Number	Description

	3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33812), filed with the SEC on May 4, 2012 and incorporated by reference herein)

	3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on January 11, 2021 and incorporated by reference herein)

	10.1*†	Form of Award Agreement for Restricted Stock Units for Directors Under the MSCI Inc. 2016 Non-Employee Directors Compensation Plan
	10.2*†	MSCI Inc. Annual Incentive Plan
10.3

Amended and Restated Credit Agreement, dated as of June 9, 2022, among MSCI Inc., each of the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33812), filed with the SEC on June 14, 2022 and incorporated by reference herein)

11

Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 4 to the Condensed Consolidated Financial Statements (Earnings Per Common Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K)

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

Dated: July 26, 2022

MSCI INC. (Registrant)

By:	/s/ Andrew C. Wiechmann
Andrew C. Wiechmann Chief Financial Officer (Principal Financial Officer)